Form 10QSB
period 1996-03-31
CREE RESEARCH INC /NC/
filed 1996-05-09
CIK 895419

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB


               (Mark One)
               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number: 0-21154


                               CREE RESEARCH, INC.
        (Exact name of small business issuer as specified in its charter)


               North Carolina                      56-1572719
(State or other jurisdiction of incorporation      (IRS Employer
 or organization)                                   Identification No.)



                        2810 Meridian Parkway, Suite 176
                          Durham, North Carolina 27713
                    (Address of principal executive offices)

                                  (919)361-5709
                           (Issuer's telephone number)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  [  X  ] Yes               [     ] No


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,252,029 shares of common stock were outstanding on May 1, 1996.

                               CREE RESEARCH, INC.
                                   FORM 10-QSB

                                      INDEX


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1996 (unaudited) and
         June 30, 1995                                                         3
         Consolidated Statements of Operations for the three and nine months
         ended March 31, 1996 and 1995 (unaudited)                             4

         Consolidated Statements of Cash Flows for the nine months ended
         March 31, 1996 and 1995 (unaudited)                                   5

         Notes to Consolidated Financial Statements (unaudited)                7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                             10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16




NOTE: On August 14, 1995, the Company effected a stock split, splitting each share of common stock into two whole shares of common stock and the par value of the common stock accordingly decreased by one-half to $0.005 per share. All share values reported throughout this document reflect post split data.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements


                               CREE RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                                                       March 31,        June 30,
                                                                                         1996            1995
                                                                                     ------------    ------------
                                                                                     (unaudited)
ASSETS

Current assets:
       Cash and cash equivalents                                                     $ 14,624,427    $  3,748,422
       Short-term investments, held to maturity                                         1,800,431       2,089,278
       Accounts receivable, net                                                         5,644,843       3,599,722
       Inventories                                                                      3,190,851       1,677,092
       Deferred costs on research contracts                                                  --            81,006
       Prepaid expenses and other current assets                                          298,965         195,697
                                                                                     ------------    ------------
              Total current assets                                                     25,559,517      11,391,217

Long-term investments, held to maturity                                                      --         1,821,911
Long-term accounts receivable                                                             462,089            --
Property and equipment, net                                                            17,436,593       6,455,584
Patent and license rights, net                                                          1,132,241       1,020,475
Other assets                                                                              119,578          65,915
Goodwill, net                                                                             138,025         169,026
                                                                                     ============    ============
              Total assets                                                           $ 44,848,043    $ 20,924,128
                                                                                     ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable, trade                                                       $  3,039,631    $  1,111,562
       Accrued expenses                                                                   287,682         309,008
                                                                                     ------------    ------------
              Total current liabilities                                                 3,327,313       1,420,570

Shareholders' equity:
       Common stock,  $0.005 par value; 14,500,000 shares
              authorized; shares issued 12,251,829 and
              10,420,726 at March 31,
              1996 and June 30, 1995, respectively                                         61,259          52,104
       Additional paid-in capital                                                      45,213,506      24,427,446
       Accumulated deficit                                                             (3,716,222)     (4,936,454)
                                                                                     ------------    ------------
                                                                                       41,558,543      19,543,096
       Less:  Unearned compensation                                                          --            (1,725)
              10,000 shares of common stock in treasury, at cost                          (37,813)        (37,813)
                                                                                     ------------    ------------
              Total shareholders' equity                                               41,520,730      19,503,558

              Total liabilities and shareholders' equity                             $ 44,848,043    $ 20,924,128
                                                                                     ============    ============


               The accompanying notes are an integral part of the
                             financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          Three Months Ended             Nine Months Ended
                                                               March 31,                     March 31,
                                                             ------------                   ------------

                                                         1996            1995            1996            1995
                                                     ------------    ------------    ------------    ------------
Revenues
      Product revenue, net                           $  2,657,193    $  1,133,442    $  6,534,951    $  4,283,297
      Contract research and grants                      1,365,703       1,560,970       3,761,120       3,467,170
      License fee income                                     --              --         1,423,160            --
                                                     ------------    ------------    ------------    ------------

          Total revenue                                 4,022,896       2,694,412      11,719,231       7,750,467

Cost of revenues                                        3,062,185       2,072,424       8,418,043       6,164,810
                                                     ------------    ------------    ------------    ------------

          Gross margin                                    960,711         621,988       3,301,188       1,585,657

Operating expenses
      Research and development                            292,146         237,409         669,999         540,746
      Sales, general and administrative                   718,578         552,632       2,083,409       1,630,781
                                                     ------------    ------------    ------------    ------------

          Income (loss) from operations                   (50,013)       (168,053)        547,780        (585,870)

Other income (expense)
      Interest income                                     254,356         113,654         687,930         372,404
      Interest expense                                       --            (2,509)         (5,478)        (11,101)
                                                     ------------    ------------    ------------    ------------

          Income (loss) before income taxes               204,343         (56,908)      1,230,232        (224,567)

Provision for income taxes                                   --              --            10,000            --
                                                     ------------    ------------    ------------    ------------

          Net income (loss)                          $    204,343    $    (56,908)   $  1,220,232    $   (224,567)
                                                     ============    ============    ============    ============




Net income (loss) per share                          $       0.02    $      (0.01)   $       0.10    $      (0.02)
                                                     ============    ============    ============    ============


Weighted average shares outstanding                    13,136,973      10,370,890      12,838,412      10,358,754
                                                     ============    ============    ============    ============




               The accompanying notes are an integral part of the
                             financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                         ------------

                                                                                    1996            1995
                                                                                ------------    ------------
Operating activities:
       Net income (loss)                                                       $  1,220,232    $   (224,567)
       Adjustments to reconcile net income (loss) to net cash
              used in operating activities:
       Gain on disposal of fixed asset                                              (11,031)           --
       Depreciation and amortization                                              1,084,086         987,221
       Amortization of patent rights                                                 95,623          64,043
       Amortization of goodwill                                                      31,001          27,592
       Non-cash compensation expense related to stock options                         1,725           2,583
       Changes in assets and liabilities:
              Accounts receivable                                                (2,507,210)       (913,712)
              Inventories                                                        (1,513,759)       (624,777)
              Deferred costs on research contracts                                   81,006        (218,694)
              Prepaid expenses and other assets                                    (156,931)        192,386
              Accounts payable, trade                                               289,594          14,793
              Accrued expenses                                                      (21,326)         27,743
                                                                               ------------    ------------

                   Net cash used in operating activities                         (1,406,990)       (665,389)

Investing activities:
       Purchase of investment securities                                               --        (2,133,256)
       Maturity of investment securities                                          2,110,758       2,265,338
       Purchases of fixed assets                                                (10,467,324)     (2,571,161)
       Proceeds from sale of fixed assets                                            51,736
       Payment for acquisition of subsidiary                                           --          (214,523)
       Purchase of patent rights                                                   (207,390)       (173,363)
                                                                               ------------    ------------

                   Net cash used in investing activities                         (8,512,220)     (2,826,965)

Financing activities:
       Principal payments on capital leases                                            --          (438,662)
       Proceeds from issuance of note payable                                          --           415,622
       Net proceeds from issuance of common stock                                20,795,215           9,413
       Payment of legal fees related to receipt of section 16(b)
              common stock profits                                                     --           (16,000)
                                                                               ------------    ------------

                   Net cash provided by (used in) financing activities           20,795,215         (29,627)
                                                                               ------------    ------------

Net increase (decrease) in cash and cash equivalents                             10,876,005      (3,521,981)
Cash and cash equivalents:
       Beginning of period                                                        3,748,422       4,902,090
                                                                               ------------    ------------
       End of period                                                           $ 14,624,427    $  1,380,109
                                                                               ============    ============


    The accompanying notes are an integral part of the financial statements.
                                       -5-

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited) - (Continued)



                                                                                          Nine Months Ended
                                                                                             March 31,
                                                                                            ----------

                                                                                       1996         1995
                                                                                    ----------   ----------

Supplemental disclosure of cash flow information:
       Cash paid for interest                                                       $    5,478  $    10,940
                                                                                    ==========   ==========



Supplemental schedule of non-cash investing and financing activities:
       Accounts payable recorded for purchases of equipment                         $1,638,475   $  362,316
                                                                                    ==========   ==========

       The Company through its wholly-owned subsidiary Real Color
              Displays, Inc. purchased the net assets of Color Cells
              International, LTD. In conjunction with the acquisition, liabilities were assumed as follows:

                   Fair value of assets acquired                                                $  366,455
                   Cash paid                                                                      (214,523)
                                                                                                 ==========
                   Liabilities assumed                                                           $  151,932
                                                                                                 ==========


















               The accompanying notes are an integral part of the
                             financial statements.

                               CREE RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Basis of Presentation

         The balance sheet as of March 31, 1996, the statements of operations for the three and nine month periods ended March 31, 1996 and 1995, and the statements of cash flows for the nine months ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996, and all periods presented, have been made. The balance sheet at June 30, 1995, has been derived from the audited financial statements as of that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1995 Form 10-KSB. The results of operations for the period ended March 31, 1996, are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Fixed Assets

         During the first quarter of fiscal 1996, the Company changed its previous estimate on the useful lives of some of it's manufacturing equipment from 5 to 9 years. The change in estimate was based solely on Company specific experience with like fixed assets. The net adjustment increased net income approximately $70,000 or $0.005 per share for the quarter ended March 31, 1996 and effectively increased net income approximately $210,000 or $0.016 for the nine months ended March 31, 1996.

Short Term Line of Credit

         The Company's wholly-owned subsidiary, Real Color Displays, Inc. ("RCD") has access to a revolving line of credit for borrowing availability of $600,000. The line was renewed for a one year period in September, 1995. The revolver accrues interest at the banks prime lending rate and carries customary covenants, namely the maintenance of a minimum tangible net worth and cash and investment balances. The revolver primarily supports the issuance of letters of credit by RCD. As of March 31, 1996, there were no outstanding borrowings under this facility.

Shareholders' Equity

         On August 14, 1995, the Company effected a stock split, splitting each share of common stock into two whole shares of common stock and the par value of the common stock accordingly decreased by one-half to $0.005 per share. All share values reported throughout this document reflect post split data.

         On September 28, 1995, the Company closed the sale of 800,000 shares of its common stock and five year warrants to purchase 200,000 shares of common stock in a private placement. The sale generated net proceeds of approximately $17.5 million. The Company also issued to placement agents in the offering five year warrants to purchase an additional 100,000 shares of common stock. All of the warrants were issued with an exercise price of $27.23 per share. Detailed information regarding the placement has been previously reported on the Company's Form 8-K filed October 13, 1995. A provision of the private placement required the Company to reprice the offering based on a calculation of the average stock trading price subsequent to the Company's second quarter earning release. Accordingly, the Company issued an additional 279,467 shares of common stock early in the third quarter to compensate investors for the decline in stock price. There have been and will be no other distributions of stock associated with this transaction.

Revenue Recognition Policy

         The Company recognizes revenue from product shipments at the time of shipment. Revenues from contract research and grants represents reimbursement by various U.S. Government entities of research and development costs and a portion of the Company's general and administrative expenses on either a cost plus or cost share basis. The specific reimbursement provisions of the contracts, including the portion of the Company's general and administrative expenses reimbursed, vary by contract.

         The contracts are awarded to the Company in order to aid in the furthering of the development of the Company's technology by supplementing the Company's research and development efforts. Any resulting technology obtained by the Company through these research and development efforts remain the property of the Company after the completion of the contract. The Company recognizes the contract research and grants funding related to these contracts as the related expenses are incurred in accordance with the terms of the contract.

         The Company entered into its first license fee agreement in October, 1995. The agreement provides for the joint development and manufacture of light emitting diodes ("LEDs") using Cree's technology. The license fee agreement provided an initial cash payment of $500,000 upon confirmation of the agreement, with additional $500,000 payments due October, 1996 and October 1997. All obligations under the license agreement with respect to fees paid to the Company have been fulfilled by the Company as of March 31, 1996. The net present value of the entire agreement was recognized at the time the technology transfer was completed.

Research and Development Cost Policy

         The Company benefits from research and development efforts sponsored by both government contracts and from internal corporate funding. Contracts are awarded to the Company to fund both short term and long term research projects. Contract research and grants represent reimbursement by various U.S. Government entities of research and development costs and a portion of the Company's general and administrative expenses either on a cost plus or a cost share basis.

         The Company incurred research and development costs unrelated to contract research and grants totaling $292,000 and $670,000, for the three month period and the nine month period ended March 31, 1996, respectively. The Company spent $237,000 and $541,000 in the same periods the previous year.

         Contract research grants funded related expenditures of $1,248,000 and $2,836,000 for the three and nine month periods ended March 31, 1996 and $1,238,000 and $2,069,000 for the three and nine month periods ended March 31, 1995. These expenses are accounted for as a cost of contract research grants and are reimbursable to the Company through the individual grants and are included in cost of revenues. Also included in the cost of revenues are Company incurred research and development costs of $229,000 and $554,000 for the three and nine month periods ended March 31, 1996 and $216,000 and $471,000 for the three and nine month periods ended March 31, 1995 which represent a cost sharing component of the government contract research grants.

Acquisition

         In August 1994, the Company formed a North Carolina wholly-owned subsidiary, Real Color Displays, for developing and marketing full color LED displays. Subsequently, RCD acquired the assets and assumed the liabilities of a Hong-Kong based company in this line of business. The terms of the acquisition call for an "Earn-Out Payment" based on calculated net profits. To date, no amounts have been earned or paid under this agreement. Amounts paid under the earn-out, if any, will be included as an increase in goodwill when it is determined the Company is obligated under the agreement.

         The Company accounted for the acquisition using the purchase method. The Company has recorded $207,000 in goodwill in connection with this transaction. This goodwill is being amortized over a five year period.

Income Taxes

         The Company recorded a minimal provision for income taxes during the nine months ended March 31, 1996 since the Company has tax loss carryforwards and general business credits available for use.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Cautionary Statement Identifying Important Factors That Could Cause the Company's Actual Results to Differ From Those Projected in Forward Looking Statements

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document, are advised that the document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company and its business.

         This document also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the Company's ability to increase production capacity and yield, price competition, the actions of competitors, infringement of intellectual property rights and licenses of the Company or others, the effects of government regulation, both foreign and domestic, availability of U.S. government funded research contracts, possible delays in the introduction of new products, customer acceptance of products or services and other factors, which are described herein and in the Company's 10-KSB for the year ended June 30, 1995.

         The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause actual results to differ materially from those indicated by the forward looking statements.

Results of Operations

         Results of operations include the operations of the Company's wholly-owned subsidiary, Real Color Displays, Inc. ("RCD") from the date of its purchase of the net assets of Color Cells International, Ltd. on August 5, 1994. Details regarding the purchase were previously reported in the Company's Form 8-K filed on August 22, 1994.

         The Company's revenues of $4,023,000 for the three month period and $11,719,000 for the nine months ended March 31, 1996, represent a 49% and a 51% increase over the same periods in fiscal 1995, respectively.

         Product revenue increased 135% to $2,657,000 for the quarter ended March 31, 1996 compared to $1,133,000 for the same period in fiscal 1995. Product revenue increased 53% to $6,535,000 for the nine month period ended March 31, 1996 compared to $4,283,000 for the same period in the previous year. Product revenue is comprised of wafer products, LED sales, RCD's display sales and the Real Color Module(TM).

         Material and LED sales increased by 144% and 91% for the three month and the nine month periods ended March 31, 1996, respectively, as compared to the same periods in the previous year. The Company shipped 1.5 million DH-85 chips during the third quarter, which was primarily responsible for the increase in LED sales. The increase in shipments was made possible by progress in achieving some of the Company's manufacturing process and productivity improvement goals. These refinements have provided for improved DH-85 yields and process repeatability, an increase in wafer diameter to 1.625 inches and a decrease in chip size to .0013 inches from .0015 inches. The increase in wafer size combined with smaller chip size results in an increase in the average number of chips per wafer to approximately 12,500 from 6,600. In part, the increase in LED sales from prior periods can be attributed to a slow down in sales of the Company's predecessor D-9 chip as customers anticipated the development of its new super-bright LED. Current period revenue growth for the Company's wafer products reflects an increased demand for semiconductor quality silicon carbide ("SiC") wafers by groups that are exploring the development of SiC based semiconductor devices.

         Revenues for RCD displays and the Real Color Module(TM) increased 63% to $207,000 in the third quarter and decreased 19% to $1,213,000 for the nine months ended March 31, 1996, compared to the same periods last year. RCD's selling efforts have shifted substantially to its new modular display technology. The Company will continue to sell a number of its existing moving message sign products but a primary focus of the business will be production and marketing of the new Real Color Module(TM). Production of the Real Color Module(TM) has been restrained however by a limited supply of blue LED chips.
If Cree continues to increase chip production the Company expects the Real Color Module(TM) production will also increase beginning in the fourth quarter.

         Contract research and grants decreased by 13%, to $1,366,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. For the nine month period ending March 31, 1996 these revenues increased 8% to $3,761,000 compared to the same period last year. The decline in the current quarter is due to resources being used for production of the super-bright LED chip that could be utilized for contract research. The Company expects contract billings to increase as production yields increase and some of the resources are then available for contracts. Two contracts accounted for 63% and 58% of the revenue for the three and nine month periods ended March 31, 1996, respectively. These contracts relate to improving performance of the Company's super-bright LED and improving its SiC wafer technology. These contracts expire March, 1997 and May, 1998, respectively.

         The Company's gross margin increased to 24% and to 28% of sales for the three and nine month periods ended March 31, 1996, compared to 23% and 20% of sales for the same periods in fiscal 1995. The slight increase in gross margin for the quarter is mainly attributable to the increase in sales of SiC wafers. The improvement in year to date gross margins is entirely attributable to the recognition of a $1.4 million licensing fee from a customer in the second quarter for the transfer of certain LED chip making technology.

         The Company produced a record 2.2 million chips in the current quarter, more than double that of the second quarter. The increased production was made possible by various manufacturing and technology improvements that allowed the Company to increase its wafer diameter to 1.625 inches, for a portion of the Company's third quarter production, while decreasing the LED chip size to .0013 inches on side from
 .0015 inches and concurrently improving yield and manufacturing predictability. Additional production increases are necessary for the Company to offer pricing that it believes will make the product suitable for higher volume applications. If the Company is successful in increasing production capacity and making improvements in the manufacturing process the Company expects that it will achieve improving margins. Likewise, the Company's failure to continue to increase production could result in higher prices and lower demand by the Company's customer base and therefore Cree's ability to generate a margin on this product. The Company has increased its overall expense structure over the previous nine months by making significant investments in personnel, production equipment and facilities. Accordingly, if the Company is unable to improve manufacturing yields, specifically wafer yields out of its epitaxial deposition process, to offset these increased fixed costs, the Company's future operating results would be negatively impacted including the possibility of generating a net loss. In addition, the fragmented nature of the market and the relative newness of the product make it difficult for the Company to gauge accurately the size of the potential market. Therefore, even if the Company successfully attains increasing capacity for production of the new DH-85 there can be no assurance that the market will develop at the pace necessary for the Company to meet its margin and operating growth objectives.

         The Company benefits from research and development efforts sponsored by both U.S. Government contracts and from internal corporate funding. Contracts are awarded to the Company to fund both short term and long term research projects. Contract research and grants represent reimbursement by various government entities for research and development costs and a portion of the Company's general and administrative expenses either on a cost plus or a cost share basis. Funding for projects with near term applications for the Company typically include a cost share component that the Company is responsible for absorbing as a cost of revenues. Projects that may not have readily available production applications or projects that relate to longer term development are normally awarded on a cost plus basis with built in margins of 7% to 10%. Contract research grants funded related expenditures of $1,248,000 and $2,836,000 for the three and nine month periods ended March 31, 1996 and $1,238,000 and $2,069,000 for the three and nine month periods ended March 31, 1995. These expenses are accounted for as a cost of contract research revenues and are reimbursable to the Company through the individual grants and are included as a cost of revenues. The Company also contributed $229,000 and $554,000 for the three and nine month periods ended March 31, 1996 and $216,000 and $471,000 for the three and nine month periods ended March 31, 1995 as a cost sharing component of the government contract research grants. Total contract research and grant margins decreased for the third quarter, (8%) compared to 7% from the third quarter of fiscal 1995, and 10% compared to 27% for the nine month period ended March 31,1996 and 1995, respectively. Increased cost share, lower built-in profits and accrued rate adjustments accounted for the declines.

         The Company incurred research and development costs unrelated to contract research and grants totaling $292,000 and $670,000, for the three month period and the nine month period ended March 31, 1996, respectively. The Company spent $237,000 and $541,000 in the same periods the previous year.

         Sales, general and administrative expenses increased by 30% to $719,000 and 28% to $2,083,000 for the three and nine month periods ending March 31, 1996 compared to the same periods in fiscal 1995, respectively. Increases in general and administrative expenses offset cost savings from consolidation of Cree's and RCD's selling efforts. For the third quarter comparison the write off of a bad debt totaling $130,000 was primarily responsible for the increase. For the nine month comparison an increase in headcount, and an increase in legal and corporate communications costs were associated with the increase in general and administrative expenses

         Interest income increased from $114,000 to $254,000 for the three months ended March 31, 1996 and from $372,000 to $688,000 for the nine months ended March 31, 1996. The increase is attributable to significantly increased cash balances available for investment as a result of the Company's private placement in the first quarter. For the third quarter, the Company would have posted a net loss of $50,000 without the contribution from interest income.

         The Company manufactures and markets advanced semiconductor products to electronic component and system manufacturers in rapidly changing and highly competitive international markets where a number of factors, including, but not limited to, changes in currency exchange rates, product cycles, production efficiency and trade restrictions could impact financial results.

Liquidity and Capital Resources

         The Company's cash and current investment balance was $16,425,000 at March 31, 1996 and $5,838,000 at June 30, 1995. For the first nine months of fiscal 1996, the Company's operations utilized $1,407,000. The net utilization was attributable to increasing receivables and inventory balances. For the same period in fiscal 1995, $665,000 was utilized by operations.

         The Company has historically experienced a higher accounts receivable turnover rate than the general industry. For the three and nine month periods ended March 31, 1996 the Company's accounts receivable turnover rate was 125 days and 124 days compared to 102 days and 118 days for the same period the previous year, respectively. The higher turnover rate is primarily due to the character of the production and sales cycles which has traditionally resulted in a significant portion of product revenue being recognized and invoiced in the latter part of each quarter. Additionally, the Company has historically invoiced government contract research grants in the period following the period in which the revenue was recognized.

         The Company invested $10,467,000 and committed to an additional $1,638,000 for capital equipment during the first nine months of fiscal 1996 compared to $2,571,000 and $362,000 in the prior year. The Company has expanded its manufacturing capacity through these investments which include the acquisition of redundant equipment, a new manufacturing facility to house the Company's fabrication and package and test operation and a reconfiguration of the Company's existing facility. It is anticipated that capital spending will remain elevated through the calendar year, but at a lower rate.

         Financing activities provided for $20,795,000 for the nine months ended March 31, 1996, compared to $30,000 utilized in the year prior. The majority of the funding was provided by the Company's September 28, 1995, private placement which netted the Company approximately $17.5 million. In conjunction with the placement agreement, the Company issued an additional 279,467 shares of common stock early in the third quarter to restore the value contributed by the initial investors for a subsequent decrease in stock price.
There have been and will be no other distributions of stock associated with this transaction.

         The Company's wholly-owned subsidiary, Real Color Displays, Inc. has access to a revolving line of credit for borrowing availability of $600,000. The line was renewed for a one year period in September, 1995. The revolver accrues interest at the banks prime lending rate and carries customary covenants, namely the maintenance of a minimum tangible net worth and cash and investment balances. The revolver primarily supports the issuance of letters of credit by RCD. As of March 31, 1996, there were no outstanding borrowings under this facility.

         The Company expects to continue to finance its operations and capital expenditures, including those of Real Color Displays, using existing cash and investment reserves. Further, Cree expects to use contract funding to defray the majority of the costs of its on going research and development programs.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
                  Exhibit 11:  Computation of Earnings per Share

         (b) Reports on Form 8-K:
                  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CREE RESEARCH, INC.



Date: May 7, 1996                                /s/Alan J. Robertson_______
                                                 Alan J. Robertson, CFO and
                                                 Secretary


Date:  May 7, 1996                               /s/F. Neal Hunter__________
                                                 F. Neal Hunter, President and
                                                 Chief Executive Officer