Form 10-K405
period 1996-06-30
CREE RESEARCH INC /NC/
filed 1996-09-30
CIK 895419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

                           Commission File No. 0-21154

                               CREE RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

North Carolina                                                 56-1572719
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

2810 Meridian Parkway, Suite 176, Durham, NC                      27713
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (919) 361-5709

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.005 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The approximate aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of September 26, 1996 was $124,247,457 (based on the average bid and asked sales prices on that date of $12.69).

Number of registrant's shares of Common Stock, par value $0.005 per share, outstanding as of September 26, 1996 was 12,300,858.

Documents incorporated by reference: Portions of Proxy Statement accompanying the notice of the annual meeting of the shareholders of Cree Research, Inc. to be held on November 12, 1996(Part III).

                                                   INDEX

Part I                                                                    Page

Item  1.        Description of Business                                    3

Item  2.        Description of Property                                   13

Item  3.        Legal Proceedings                                         13

Item  4.        Submission of Matters to a Vote of Security Holders       13

Part II

Item  5.        Market for Registrant's Common Equity and Related
                Stockholder Matters                                       14

Item  6.        Selected Financial Data                                   14

Item  7.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       15

Item  8.        Financial Statements:

                Report of Independent Accountants                         21

                Consolidated Balance Sheets at June 30, 1996 and 1995     22

                Consolidated Statements of Operations for the
                    years  ended June 30, 1996, 1995 and 1994             23

                Consolidated Statements of Cash Flows for the
                    years ended June 30, 1996, 1995 and 1994              24

                Consolidated Statements of Shareholders'
                     Equity for the years ended
                     June 30, 1996, 1995 and 1994                         26

                Notes to Consolidated Financial Statements                27

Part III

Item  9.        Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                       37

Item 10.        Directors and Executive Officers of the Registrant        37

Item 11.        Executive Compensation                                    37

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management                                                37

Item 13.        Certain Relationships and Related Transactions            37


Part IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                               38

                                     PART I


Item 1.  Business


         Cree Research, Inc. ("Cree" or the "Company") was incorporated in North Carolina in July, 1987. The Company develops, manufactures and markets electronic devices using silicon carbide ("SiC,") semiconductor technology. The Company believes that, for certain applications, SiC-based semiconductor devices offer significant advantages over products based on other semiconductor materials. The Company was founded to continue the research and development begun at North Carolina State University, to commercialize the production of SiC material, and to develop and market SiC-based semiconductor products. Cree has developed a proprietary process for the growth of SiC crystals and their fabrication into wafers and semiconductor devices. The first commercial application of this technology is a unique type of LED that takes advantage of SiC's ability to emit blue light. The Company's LED was introduced in October 1989. The Company believes that it is currently the primary commercial manufacturer of SiC wafers and SiC-based blue light emitting diode ("LED") products in the world although blue LEDs are produced by competitors using non-SiC materials. The Company markets its blue LED chip products principally to customers who incorporate them into packaged lamps for resale to original equipment manufacturers ("OEMs"). Cree began to ship volume quantities of the blue LED in fiscal 1991 and 1992. In 1995, Cree released an improved blue LED using gallium nitride on silicon carbide. The Company has since worked to ramp up its manufacturing capacity for this product.

         The Company also sells SiC wafer products to corporate, government, and university research laboratories. In addition, the Company is engaged in a variety of research programs related to the advancement of SiC process technology and the development of electronic devices that take advantage of SiC's unique physical and electronic properties. These research projects are primarily funded by federal government agencies and departments and corporate partners.

         In August 1994, the Company formed a North Carolina wholly-owned subsidiary, Real Color Displays, Inc. ("RCD"), for developing and marketing full color LED displays. RCD acquired the assets and assumed the liabilities of a Hong-Kong based company in this line of business. Vertical integration into the LED display market is a natural way for the Company to enhance its core position in LED chip production. Initially, the Company's strategy was to target the low-end full color moving message display market comprised of one and two-line message signs designed to display text messages and single graphics. These products are used in a variety of applications such as retail point of sale advertising, office information signs, casino displays, transportation signs and market information tickers. During fiscal 1996 RCD developed a new LED based product, the "Real Color Module(TM)". This product, introduced during the second half of fiscal 1996, has become the primary focus of RCD's business and is expected to account for the majority of RCD's sales during fiscal 1997.

Cree Products

         Blue LEDs

         Cree introduced its blue LEDs to the marketplace in fiscal 1990 and has since developed several generations of blue LED products. Inexpensive, bright LEDs that produce red and green light have been available for many years. Bright blue LEDs have only recently been available from the Company at prices that begin to allow market penetration. Certain competitors offer bright blue LEDs but at selling prices higher than the Company's prices. Because the Company's blue LED is a solid-state device, it provides the same advantages over conventional incandescent lamps as do red and green LEDs. Moreover, with the availability of blue LEDs, the range of LED color possibilities, previously restricted to red, green, yellow, orange, and combinations of these colors, is virtually unlimited. Any color in the visible spectrum, including white light, may be created by using at least one LED for each primary color (red, green, and blue) in a single lamp or in an array and varying the intensity of the color components until the desired color is obtained. There are two primary segments of the LED market that the Company's blue LED product is currently serving; the markets for displays and solid-state light components. The Company's blue LEDs are presently being used or designed into applications such as full-color flat-panel displays, automotive lighting and printer array bars.

         Blue LEDs combined with red and green LEDs allow the development of large-scale flat panel LED based displays. Such displays are currently being marketed in various formats by customers of the Company for indoor messaging and advertising applications. The majority of the market for LED-based display applications is in the Far East. The Company's principal customers who serve the display market are located in China, Taiwan and Japan. Cree also sells the LED product to European and domestic accounts.

         The Company supplies blue LEDs that OEMs use to manufacture solid-state light components. Single lamp red-green-blue indicators can be useful for consumer electronics, industrial instrumentation, automotive, and military electronics applications that require a full spectrum of colors. As the Company continues to move down the traditional LED price curve, the Company expects that more of these applications will become available for its LED product.

         During fiscal 1995 Cree developed a significantly higher performance blue LED. In the fourth quarter of fiscal 1995 the Company announced the release of its new LED chip known as the DH-85 and initial shipments began. The DH-85 combines the Company's SiC substrate and a compound known as gallium nitride ("GaN") to create a LED that produces a light output intensity approximately 30 times greater than the Company's older generation SiC chip. The higher intensity light output makes the chip viable for a broader range of applications and uses. Cree shipped increasing volumes of the DH-85 each quarter during fiscal 1996 but was not able to attain yields from manufacturing sufficient to provide a positive gross margin on this product. Cree's focus in manufacturing is to increase yields so that costs can be offset and a margin earned, ultimately allowing flexibility in pricing the product. If the Company were unable to do this, its earnings would be negatively impacted.

         Modules

         The Company's Real Color Displays division has developed a modular LED-based component that is sold to customers as a building block for customized video and graphic display systems. The RGB Module is a low profile full-color LED module for use in both large scale and small scale full-color LED display systems. The RGB module combines the three primary LED chips into surface mount pixels which are then assembled into very thin modules and can be combined to form any size display. The Company is in the process of applying for patents on the unique module design which combines the red, green and blue LED chips and the specialized drive circuitry which is required to drive each individual LED element with the speed necessary for video applications.

         Due to the extremely large and diverse market for LED display systems, the Company cannot effectively address all opportunities at the display system level and therefore the Company has chosen a strategy of supplying modules directly to well established LED display system suppliers. This approach is expected to dramatically shorten the sales cycle for full-color displays and maximize the efficiency of the Company's sales resources while minimizing the capital investments that would need to be made as a systems supplier. The Company believes that the RGB module gives it a unique advantage in the commercialization of full-color LED displays.

         Moving Message Signs

         RCD has been manufacturing full color moving message sign products since its inception in August of 1994. The Company is able to produce 64 color moving message products at costs which are comparable to multi-three-color signs by utilizing the patented betagraphing technology which RCD acquired. The moving message sign products range in size from one to two lines of text with varying graphics capabilities. These products provide a low cost and effective way of displaying text messages which can be easily changed and updated. The possible sign applications for these displays range from lobby greetings to restaurant or bar promotions to informational signage in schools or factories.

         SiC Wafer Products

         The Company manufactures its SiC wafers, both for its own internal use and for sale to customers. The wafers are supplied to three market segments: corporate, government and university research and development programs. Typically, the Company's customers order wafers with epitaxial films and specify the film properties desired, which vary depending upon the nature of the devices the customer intends to research and develop. The application areas for these devices might include high frequency power, high power, high temperature optoelectronic, and radiation hard based uses. Wafer prices vary substantially, depending upon the customer's specifications.

Product Development

         The Company is engaged in a wide number of research and development projects. Some projects have the goal of developing commercial products for the market in the near term. Other projects have longer term goals. There can be no assurance as to the successful development of commercial products or the timing thereof.

         The Company benefits from research and development efforts sponsored by both U.S. Government contracts and from internal corporate funding. Contracts are awarded to the Company to fund both short term and long term research projects. Contract revenues represent reimbursement by these various government entities for research and development costs and a portion of the Company's general and administrative expenses either on a cost plus or a cost share basis. Funding for projects with near term applications for the Company typically include a cost share component that the Company is responsible for absorbing as a cost of revenues. Projects that may not have readily available production applications or projects that relate to longer term development are normally awarded on a cost plus basis with built in margins of 7% to 10%. Contract revenues funded related expenditures of $5,721,000, $4,348,000 and $2,891,000 for the years ended June 30, 1996, 1995 and 1994, respectively.
The Company has included $5,128,000, $3,599,000 and $2,426,000 of these expenditures for fiscal years 1996, 1995 and 1994, respectively, in cost of revenues. The remainder of these costs are classified as operating expenses under sales, general and administrative. Contract revenues reimbursed general and administrative expenses of $593,000, $749,000 and $465,000 for the fiscal years 1996, 1995 and 1994, respectively. The Company also contributed $1,565,000, $880,000 and $289,000 for the years ended June 30, 1996, 1995 and
1994, respectively, as a cost sharing component for the government contract revenues. The Company incurred research and development costs unabsorbed by contract revenues totaling $444,000, $473,000 and $712,000 for the fiscal years 1996, 1995 and 1994, respectively.

         Silicon Carbide Material

         The Company continually conducts research aimed at improving the quality of its SiC wafers and enhancing its SiC epitaxial process. In so doing, the Company believes it can lower manufacturing costs and permit the development of more complex SiC devices. The key factor impacting an eventual production timetable for more complex devices such as power semiconductors is the SiC substrate and epitaxial technology, specifically material quality and wafer size. Reduction of defects below current levels is essential for demonstrating products such as large area power devices and achieving reasonable yields in production. Doping and epitaxial thickness uniformity are key yield factors. Yield is very important because device cost will be an important barrier to the introduction of advanced SiC products such as power and high temperature devices. Therefore, improvement of wafer and epitaxial quality is a high priority in the Company's research and development programs. Wafer size is also important not only for achieving lower costs but because most production fabrication facilities are scaled for at least two inch wafers. Therefore a larger wafer will accelerate the process of bringing advanced SiC products to market. The Company continues work on a $5.8 million contract awarded by the Defense Advanced Research Projects Agency ("DARPA") to fund this research and development. The contract runs through May 1998. Cree is working with Motorola, General Electric and Honeywell on three separate projects under the contract that will address power and high temperature device applications for the technology.

         Cree also believes that it has the opportunity to sell a significantly increased volume of its SiC wafers at premium prices to its customers if it can develop a process for consistently producing material with very low defect levels. While the Company has produced such low-defect material from time to time, a reliable consistent process has yet to be demonstrated. The speed with which the Company can improve its material will directly impact Cree's ability to grow the market for advanced semiconductors based on SiC.

         Low Cost Super-Bright Blue LEDs

         In fiscal 1995 Cree developed a blue LED, the DH-85, that is much brighter than its prior generation blue LED. The brighter chip was developed by depositing a thin layer of gallium nitride (GaN) on a SiC substrate as opposed to a SiC thin film on SiC substrate. The GaN thin film significantly enhanced the efficiency of the light output from the LED. Cree increased production of the DH-85 each quarter during fiscal 1996 but not to the point that revenues could offset the additional investment made in equipment, facilities and personnel to manufacture the product. The Company currently relies on three "epitaxy" systems to produce the DH-85 and conduct research and development runs to improve the manufacturing process and to advance its blue laser program. From time to time the Company has experienced unplanned downtime with these systems and unpredictable yields. This has kept costs high. Cree's goal is to stabilize the process and achieve increasing and predictable yields from this critical part of the manufacturing cycle. Under a recently signed contract to supply Siemens A.G. with blue LEDs, the Company will be adding at least one additional epitaxy system to meet production requirements.

         Cree is also attempting to redesign the epitaxial layers or thin films to reduce manufacturing complexity and costs and to improve the performance of the LED. The Company's goal is to be a high volume supplier of super-bright blue LED chips. The Company believes that to achieve this goal it must offer the product at prices below its current average selling prices. Accordingly, Cree must reduce its costs of production. Management believes that its current strategy of apportioning its epitaxy systems between research and development and production is a viable approach to achieving this goal. By allocating appropriate research and development capacity, the Company is attempting to improve and stabilize the epitaxy process to achieve appropriate yields. If the Company does not achieve appropriate increases in yields, then costs would fail to decline at the planned rate, the market for the product would probably fail to develop at otherwise expected rates and the Company's ability to generate a positive gross margin and net profits would be jeopardized.

         High-Power Radio Frequency and Microwave Transistors

         The Company is working with corporate partners to develop high-power radio frequency and microwave transistors. Such devices could eventually have important applications in cellular phone base stations, high-power solid-state broadcast systems for television and radio, satellite communications, radar search and detection equipment and electronic counter measure systems.

         During fiscal 1995, the Company reported the development of SiC transistors that operate at frequencies up to 32 gigahertz ("GHz"). In addition, Motorola completed power measurements on the devices and has determined that the transistors operate at 2.8 watts per millimeter at 1.8 GHz. This power density is two to three times higher than that normally achieved with equivalent silicon or gallium arsenide devices. Although prototype devices have been developed, additional development work is needed to achieve commercial viability. Because of the development costs involved, the Company has applied for significant additional funding from a government agency for this project.

         Blue and Ultraviolet ("UV") Laser Diodes

         The storage capacity of optical disk drives can be increased significantly by utilizing a laser diode capable of emitting short wavelength light. The Company believes that a laser diode fabricated from gallium nitride and related materials deposited on SiC substrates could be capable of emitting short wavelength light in the blue or ultraviolet spectrum, potentially increasing the storage capability of optical disk drives by a factor of three to four. This increased storage capability could lead to advances in CD-ROM data storage and audio and video compact disc applications. The government's interest in the blue laser diode is for the next generation of high density optical recording and playback systems as well as lightweight countermeasure and covert communication systems for the military. In April, 1995 the Company began work on a two year $4.0 million contract from DARPA to develop a blue laser diode. The Company also entered into a joint development agreement with Philips Laboratories-Briarcliff ("Philips") to develop this technology. Cree, Philips and another contractor are providing another $4.0 million bringing total funding for this program to approximately $8.0 million.

         Additional funds were allocated to the development of the blue laser diode in June of 1996 when DARPA awarded another $4.3 million to be spent over a three year period. As part of the contract Cree and Philips will provide approximately one million dollars. The deliverable specified in the latest DARPA contract is for Cree to demonstrate a blue laser diode within a certain range of wavelengths and power outputs with a greater than 1,000 hour life. Commercial lasers typically have a specification for 10,000 hours of useful life. Both Cree and Philips will cross-license certain technology useful to the development of a blue laser diode and will share manufacturing rights at the end of the contract.

         High-Temperature Devices

         The Company has developed prototype SiC-based transistors and rectifiers that operate at very high temperatures. These high-temperature semiconductors have potential applications in the aerospace and automotive industries. For example, Cree has been working with a customer that is developing a sensor based on a SiC semiconductor that could be used to measure engine performance via insertion directly into the cylinder of an automobile engine. The application aims to optimize fuel economy by adjusting engine performance during operation. In addition, these devices could find use in applications such as down hole drilling equipment, space-based power systems and electronic vehicles. Although prototype devices have been developed for some of the applications mentioned, additional development work is needed to achieve commercial viability.

         High-Power Semiconductors

         The Company is working on the development of prototype high power devices that, if successfully developed, could have many significant uses. Such devices could be very important in applications involving power conditioning and regulation. Potential application areas include variable speed drives for heating, ventilation and air conditioning systems, lighting ballasts, industrial motor controls, uninterruptable power supplies and power drive components for electric vehicles.

         Cree continues to make progress in improving the quality of its SiC material, improving processes for fabricating devices and improving device designs. However, the Company can provide no assurance that further work will result in improvements in processes, material quality and end products that are necessary to introduce such products to market.

         Nonvolatile Random Access Memories ("NVRAMs")

         Cree is investigating the possible development of SiC-based NVRAM products. SiC-based NVRAMs may be able to retain an electrical charge for an extended period without being refreshed. The Company believes that SiC-based NVRAMs could be capable of "write" speeds many times faster than silicon-based nonvolatile memory devices. The Company is presently working on a $4.8 million contract which ends in October, 1997 to advance work in this area. The contract is monitored by the Office of Naval Research ("ONR"). Potential consumer applications include portable electronic products where device power consumption and speed are important. Defense applications include electronic circuits in satellites where power consumption is a major concern. This program is in a very preliminary stage and there can be no assurance that a commercially viable product will ever be developed.

Strategic Alliances

         The Company believes that the formation of strategic alliances with other companies is a viable strategy for more quickly developing its technology, bringing certain products to market and defraying investment in resources. For example, the Company has teamed with Philips to develop a blue laser diode. Since Philips was a pioneer in compact disc laser technology Cree realized that Philips was well positioned to benefit from the development of the next generation of laser diodes.

         Likewise Cree and Siemens signed a joint agreement in October, 1995 to embark on the development of a "true" green LED. Siemens is a major manufacturer of LEDs for their captive systems business. Siemens committed to a $1.5 million license fee, a third of which has been collected, to license certain epitaxial and fabrication technology from Cree as a basis for the development of green LEDs. The contract is for a three year period and contemplates Cree supplying a portion of Siemens' requirements for blue LEDs. However specific amounts are not committed and must be agreed on periodically. In a separate supply agreement signed by Cree and Siemens in September 1996, Cree has committed to sell over $5 million worth of LEDs to Siemens through fiscal 1997. The Company will continue to evaluate similar opportunities from time to time as a way to more quickly realize value for its proprietary technology.


Sales and Distribution

         The Company markets its blue LED chips domestically and in a number of foreign countries. Because the production of lamp and display products incorporating LED chips is concentrated among a relatively small number of manufacturers, the Company uses an executive sales approach combined with manufacturers representatives, and distributors to market its LED chips. In Japan the Company markets its LED products and SiC wafers through its distributors Sumitomo Corporation and Shin-Etsu Handotai Co., Ltd. (the "Japanese Distributors"). The sales to Sumitomo occur under a three year distribution agreement signed in June 1995. The Company markets its SiC wafer products throughout the rest of the world via a small direct sales staff.

         RCD currently distributes the majority of its LED-based modules directly to original equipment manufacturers (OEMs). The OEMs in turn manufacture, sell and generally install modular based display systems at their customer's site. RCD also maintains a sales representative in Korea who receives a commission in connection with units the representative sells.

         The majority of moving message signs are sold via a network of international distributors in Central and South America, Australia, the Pacific Rim and Canada. RCD also employs a direct sales program and uses a dealer network to market a portion of its products.

Competition

         The semiconductor industry is intensely competitive and is characterized by rapid technological change, price erosion, and heightened foreign competition. The Company believes that it currently enjoys a favorable position in the existing and potential emerging markets for SiC-based products and materials primarily as a result of its proprietary SiC-based technology. However, the Company faces potential competition from a number of established domestic and international semiconductor companies, each of which is conducting SiC-related research and development. All of these companies have vastly greater engineering, manufacturing, marketing, and financial capabilities than the Company. The Company also is aware that several smaller companies, including Advanced Technology Materials, Incorporated are devoting resources toward the development and marketing of SiC wafers and devices.

         The Company also faces growing competition from companies working with other wide bandgap semiconductor materials such as GaN. Nichia Chemicals ("Nichia") and Toyoda Gosei, companies in Japan, previously announced the development of a GaN-based pn junction blue LED lamp that is brighter than the Company's recently released SiC:GaN super bright blue LED product. The sale price for Cree's new super bright LED is lower than the product offered by Nichia. However, there can be no assurance that Nichia will not achieve economies of scale in its production process that will result in lower pricing. Price and intensity are the two primary drivers that determine the timing and extent of market development.

         Cree developed its new product by growing GaN on SiC substrates for the subsequent fabrication of super bright blue LEDs. Although more expensive than sapphire (Al2O3), which is used by Nichia as a substrate for GaN thin film growth, SiC has several potential advantages. The lattice mismatch between 6H-SiC and GaN is approximately 3.5% versus 15% for Al2O3 and GaN. A closer lattice match could result in GaN films grown on SiC having a lower defect density than films grown on Al2O3. More importantly, unlike Al2O3, SiC is a conductive substrate. This means that industry standard vertical devices with a top and bottom contact can be fabricated with GaN grown on SiC, whereas GaN grown on Al2O3 (an insulator) are being fabricated as horizontal devices with both contacts on top. Because both contacts must be placed on top of the device, a horizontal structure typically requires a larger chip size than a vertical structure (Figure 1).




AN ILLUSTRATION APPEARS IN THIS SPACE DESCRIBING THE DIFFERENCES BETWEEN THE LED DEVICE MANUFACTURED BY CREE AND THAT MANUFACTURED BY NICHIA.












                                    Figure 1.

         Additionally, a smaller chip size can provide an important cost advantage. Cree's vertical chip can be as small as 0.01 inches on a side yielding an area of .0001 square inch, or 44% of the competitive chip. Competitive chips are 0.015 inches on a side yielding an area of .000225 per square inch. Thus, SiC substrates can be 2.25 times the cost of sapphire and still be competitive on a price per chip basis assuming all other processing costs are the same. Furthermore, because all red and green chips are vertical devices, Cree's vertical structure facilitates rapid acceptance in existing LED component assembly operations. The Company has an issued patent related to GaN LEDs fabricated on SiC substrates entitled "High Efficiency Light Emitting Diodes From Bipolar Gallium Nitride", U.S. patent #5,210,051.

         In addition to Nichia, other LED companies are believed to be funding development programs in the area of GaN, including, but not limited to: Toshiba, Hewlett Packard, Siemens and Rohm.

         The ability of the Company to compete successfully in existing and future markets for its products will depend on elements both within and outside its control. These elements include, but are not limited to, success in designing and manufacturing new products that implement its proprietary SiC-based technology, improvements of existing products, improvements in its SiC-based process technology, increasing production capability of SiC:GaN products including access to capital, protection of its products by effective utilization of intellectual property laws, improvements in product quality, performance and reliability, ease of use, price, diversity of product line, efficiency of production, the rate at which customers incorporate the Company's components into their products, product introductions by the Company's competitors, and general domestic and international economic conditions. Significant changes in domestic or international economic or trade conditions could potentially impact the Company's ability to meet targeted sales goals.

Sources and Availability of Raw Materials

         The Company depends on single or limited source suppliers for a number of raw materials and components used in its SiC wafer products and LEDs, including certain key materials and equipment used in its crystal growth, wafering, polishing, epitaxial deposition, device fabrication, and device test processes. The Company generally purchases these single or limited source materials and components pursuant to purchase orders and has no guaranteed supply arrangements with such suppliers. In addition, the availability of these materials and components to the Company is dependent, in part, on the Company's ability to provide its suppliers with accurate forecasts of its future requirements. Production of many materials used in semiconductor manufacturing is limited to one or a few manufacturing facilities worldwide. Disruption of production at one or more of these facilities represents a risk for the entire semiconductor industry. However, smaller companies, such as Cree, may be at greater risk than larger companies if supplies of any materials become scarce as suppliers may favor their larger customers in allocating their products. Any interruption in the supply of these key materials or components could have a significant adverse effect on the Company's operations.

Customers

         For the year ended June 30, 1996, two customers accounted for 32% of product revenues. For the same period, contract revenues consisted entirely of U.S. Government contracts, 97% from the Department of Defense. For the year ended June 30, 1995, two customers accounted for 24% of product revenues. For the same period, contract revenues consisted entirely of U.S. government contracts, 95% from the Department of Defense. For the year ended June 30, 1994, three customers accounted for 53% of product revenues. For the same period, contract revenues consisted entirely of U.S.
government contracts, 76% from the Department of Defense and 20% from the Department of Commerce.



Backlog

      As of June 30, 1996, the Company had a firm backlog of approximately $15.5 million consisting of approximately $2.1 million of product orders and $13.4 million of executed research contracts. This compares to a firm backlog level of $14.1 million as of June 30, 1995, which consisted of approximately $500,000 of product orders and approximately $13.6 million of executed research contracts. The Company considers orders for products shippable within six months of the backlog date and fully executed research contract awards as of the backlog date as firm backlog. Contractual termination dates on some research contracts, included in the backlogs at both June 30, 1996 and 1995, extend beyond the end of the succeeding fiscal years, respectively. Approximately
$10.9 million of the June 30, 1996 backlog relates to cost sharing arrangements under four separate agreements with the U.S. Department of Defense. The total costs to be shared by the Company under these four contracts is $2.6 million through July 1999.


Patents and Proprietary Rights

         The Company licenses ten U.S. patents from North Carolina State University ("NCSU"), and holds twenty-five additional domestic patents of its own or owned jointly. Cree also has license to eight foreign patents issued on the NCSU technology and twelve foreign patents issued on Cree applications. In addition Cree has seventeen patent applications of its own and two joint applications with other entities pending in the United States. The Company also has fifty-seven foreign patent applications pending. In addition to its patent rights, the Company relies upon certain proprietary know-how and trade secrets in its manufacturing process and has entered into non-disclosure agreements to protect its proprietary technology with both employees and parties outside of the Company.

         The Company earns a material amount of its revenues in overseas markets. While the Company has applied for patent protection for certain of its technologies and products in some of these markets, there can be no assurance that such markets will be subject to the Company's intellectual property rights.

         The NCSU License. In December 1987, the Company entered into a license agreement with NCSU pursuant to which the Company was granted a worldwide, fully paid, exclusive license to manufacture, use, and sell products and processes covered by the claims of ten U.S. patent applications filed by NCSU relating to SiC materials and SiC-based semiconductor devices, some of which also have been filed in foreign countries. Ten patents were subsequently issued with respect to eight of those applications, with expiration dates between 2007 and 2009. Eight of the foreign filings have been issued with expiration dates from 2006 through 2011. Under the terms of the license, the U.S. Office of Naval Research has retained an interest in the licensed technology for certain military applications. In exchange for the granting of the license, the Company issued 135,196 shares of its Common Stock to NCSU.

         Cree's Patents. Since its inception, the Company has been granted twenty-five U.S. patents of its own or jointly owned. These patents expire between 2008 and 2014. The Company has filed a number of these patent applications in foreign countries, twelve of which have been issued. In addition, the Company has in the past entered into, and intends to continue to seek, joint research and development programs to develop new SiC-based devices. These efforts have resulted in the filing of several joint patent applications. The Company filed a joint patent application with Purdue University pertaining to certain nonvolatile memory devices, and the Company has exclusive, worldwide rights to the resulting patent, now that it is issued. The Company has filed two joint patent applications with General Electric Corporation ("GE"), one of which has issued, and one joint patent application with NCSU. The NCSU patent has now been issued as two separate patents (process and product) and Cree has secured a worldwide, fully paid exclusive license to its use.

         Although the Company has not received any claims that its products infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that such assertion may not require the Company to enter into royalty arrangements, prevent the Company from selling products, or result in protracted or costly litigation.

         Because of rapid technological developments in the semiconductor industry and the broad and rapidly developing patent and mask-work coverage, the patent position of any semiconductor device manufacturer, including that of the Company, is subject to uncertainties and may involve complex legal and factual issues. Consequently, although the Company holds certain patents, is licensed under other patents, and is currently pursuing additional patent applications, there can be no assurance that patents will be issued from any pending applications or that claims allowed by any existing or future patents issued or licensed to the Company will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide adequate protection to the Company. Moreover, the Company may be required to participate in interference proceedings to determine the priority of inventions, which could result in substantial costs to the Company.

Employees

         At June 30, 1996, the Company had approximately 176 employees, 156 in the United States and 20 in Russia, all of whom are designated as full-time, with the exception of 4 which are temporary. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company has experienced no work stoppages and believes that its employee relations are good.

Executive Officers

         All but one of the Company's executive officers also serve on the Company's Board of Directors. Biographies of the executive officers are incorporated by reference under the heading "Election of Directors" in the Company's Proxy Statement to be filed with respect to the Annual Meeting to be held November 12, 1996.

Risk Factors

         Ownership of the Company's common stock is subject to a number of risks, including the following: Since the Company's inception, the Company has derived approximately half of its revenues from sales of products and the other half from funded research contracts. Over the same period, the Company estimates that approximately a third of its product sales have been made to customers for commercial applications with the balance being sold for evaluation purposes. Although the Company believes that, over the last six months, a majority of its blue LED chips have been sold for incorporation into end-user commercial products, a number of customers are still evaluating the blue LED, and on-going sales of significant volumes of products to these customers cannot be assured. There can also be no assurance that competitors will not introduce products that are competitive with or superior to the Company's blue LED.

         The Company periodically has experienced lower than anticipated production yields. Production yield problems in the future could have an adverse effect on the Company's operations. The Company manufacturers several key components used in its crystal growth and expitaxial deposition processes and also depends, substantially, on its custom-manufactured processing equipment and systems. Should the Company experience protracted problems in the production of its key components or the operation of its proprietary manufacturing systems, its ability to deliver its products could be materially impacted. The Company is also dependent on single or limited source suppliers for a number of raw materials and components used in its SiC wafer products and LED's. An interruption in the supply of these items could cause the Company's manufacturing efforts to be hampered significantly and result in customer dissatisfaction.

         The Company relies on a small number of customers for the majority of its sales, and the loss of any one of these customers could have a material adverse effect on the business and prospects of the Company. The Company has and is expected to continue to have a substantial percentage of its sales from foreign companies, primarily in Japan, Korea, Taiwan, China and Europe. There can be no assurance that the Company's current intellectual property position will be enforceable in foreign countries to the extent it is enforceable in the United States. In addition, the Company's international sales may be subject to government controls and other risks, including export licenses, federal restrictions on the export of technology, changes in demand resulting from currency fluctuations, political instability, trade restrictions, changes in tariffs, and difficulties managing international operations and collecting accounts receivable.

         The patents and other proprietary rights of the Company may not prevent the competitors of the Company from developing noninfringing technology and products that are more attractive to customers than the technology and products of the Company. The technology and products of the Company could be determined to infringe the patents or other proprietary rights of others.

         To remain competitive, the Company must continue to invest substantial resources in research and development. The Company's prospects for long-term success is substantially dependent on its ability to continue increasing the performance of its blue LED product. The ability of the Company to compete effectively depends upon its ability to attract and retain highly-skilled engineering, scientific, manufacturing, marketing and managerial personnel.

         The Company has expanded its operations rapidly and operating results will be adversely affected if net sales do not increase sufficiently to compensate for the increase in operating expenses caused by this expansion.

         Over the last several years, the Company has been awarded a number of contracts from agencies of the United States government for purposes of developing SiC material and SiC-based semiconductor devices. Government policy is constantly changing, however, and there can be no assurance that the Company will enter into any additional government contracts or, if such contracts are entered into, that they will be profitable or produce contract revenues. In addition, there can be no assurance that after any such contracts are entered into, changing government regulations will not significantly alter the benefits of such contracts or arrangements that can be expected to inure to the Company. Cutbacks in or reallocations of federal spending, including changes which could be proposed or implemented in the future, could have a material, adverse impact on the Company's results of operations, as well as its ability to implement its research and development programs.

         The Company is subject to a variety of government regulations pertaining to discharges and other aspects of its manufacturing process. The Company believes that it is currently in full compliance with such regulations, however, any failure, whether intentional or inadvertent, to comply with such regulations could have an adverse effect on the Company's business.

         The market price of the Company's securities has been very volatile as a result of many factors, some of which are outside the control of the Company, including, but not limited to, quarterly variations in financial results, announcements by the Company, its competitors, customers, potential customers or government agencies and predictions by industry analysts, as well as general economic conditions. Sales by the Company's existing stockholders, trading by short sellers and other market factors may adversely affect the market price of the Companies securities. Any or all of these risks could have a material adverse affect on the market price of the securities of the Company.

         The Company's quarterly operating results have varied significantly as a result of a number of factors, including the timing and market acceptance of new product introductions by the Company, the timing of significant orders from and shipments to customers, non-recurring license fee income, and general domestic and international economic conditions. The Company's operating results may fluctuate in the future as a result of these and other factors, including the Company's success in developing, introducing , and shipping new products; its product mix; and the level of competition that it experiences.

Item 2.  Description of Property

         The Company leases its manufacturing, marketing and primary research and development facilities, which occupy 26,000 square feet in a facility in Durham, North Carolina. The lease expires on December 31, 2001. The Company has a renewal option to extend the term of the lease through December 31, 2006. The Company's subsidiary Real Color Displays, Inc., leases approximately 3,000 square feet of office and warehouse space in Morrisville, North Carolina. RCD conducts principally all of its business from this facility. The lease expires early in calendar 1997 but the Company may, at its option, exercise three additional one year rental terms. Cree completed construction of leasehold improvements to outfit a newly leased 13,000 square foot facility in Durham in September, 1995. The lease term is five years with an option for two additional lease terms of two years each. In addition to the North Carolina facilities, the Company makes use of certain laboratory space in the Ioffe Technical Institute in St. Petersburg, Russia to house the research and development program of its wholly-owned subsidiary, Cree Research Eastern European Division ("Cree-EED").

         The Company recently signed a supply contract with Siemens A.G. to supply blue LEDs. To meet production requirements, the Company is evaluating whether to lease additional space. At this time no additional leases have been signed.

Item 3.  Legal Proceedings

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Common Stock Market Information. The Company's common stock is traded in the NASDAQ National Market System and is quoted under the symbol "CREE". The following table sets forth, for the quarters indicated, the high and low sale prices as reported by NASDAQ and as adjusted for the two-for-one stock split effective August 14, 1995. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                       FY 1996                    FY 1995

                       High         Low           High           Low
First Quarter          $31-1/2      $14-1/8       $6             $3-3/4
Second Quarter         $26-1/2      $12-1/2       $5-1/8         $3-1/2
Third Quarter          $19          $11           $4-1/8         $2-13/16
Fourth Quarter         $21-1/2      $13-3/4       $14-1/2        $3-5/8


         Holders and Dividends. There were approximately 379 holders of record of the Company's Common Stock as of September 12, 1996.

         The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. There are no contractual restrictions in place that would limit the Company from paying dividends on its common stock, but applicable state law may limit the payment of dividends. The present policy of the Company is to retain earnings, if any, to provide funds for the operation and expansion of its business.

Item 6.  Selected Financial Data

         The consolidated statement of operations data set forth below with respect to the years ended June 30, 1996, 1995 and 1994 and the consolidated balance sheet data at June 30, 1996 and 1995 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the years ended June 30, 1993 and 1992 and the consolidated balance sheet data at June 30, 1994, 1993 and 1992 are derived from audited consolidated financial statements not included herein.

                             Selected Financial Data
                   (all data in thousands, except per share data)



                                               Years Ended June 30,
                                     1996        1995        1994        1993       1992
Statement of Operations Data:
Product revenue, net               $9,689      $5,989      $3,534      $3,859     $1,428
Contract revenues                   5,863       5,160       3,956       2,463      1,528
License fee income                  1,423           -           -           -          -
Total Revenues                     16,975      11,149       7,490       6,322      2,956
Net income (loss)                     243         (17)       (431)        594       (978)
Net income (loss) per share          0.02        0.00       (0.04)       0.07      (0.31)
Weighted average
  shares outstanding           12,614,964  10,367,290  10,336,646   8,602,326  3,169,148


                                                  Years Ended June 30,
                                     1996        1995        1994        1993        1992
Balance Sheet Data:
Working capital                   $18,596      $9,971     $11,006     $15,852      $2,429
Total assets                       43,796      20,924      20,018      20,309       5,736
Long-term obligations                 -           -            14          23         476
Shareholder's equity               40,672      19,504      19,334      19,669       4,415




         oThe Company has not declared a dividend on common stock since its inception

         oThe years ended June 30, 1996 and 1995 include the Company's wholly owned subsidiary, Real Color Displays, Inc.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Cautionary Statement Identifying Important Factors That Could Cause the Company's Actual Results to Differ From Those Projected in Forward Looking Statements

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company and its business.

         This document also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the Company's ability to increase production capacity and yield, price competition, the actions of competitors, infringement of intellectual property rights and licenses of the Company or others, the effects of government regulation, both foreign and domestic, availability of U.S. government funded research contracts, possible delays in the introduction of new products, customer acceptance of products or services and other factors, which are described herein.

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


Results of Operations

         On August 1, 1995, the Board of Directors approved a proposed resolution for a two-to-one stock split. The final resolution, effective August 14, 1995, split each share of Cree's common stock into two whole shares of common stock and the par value of the common stock accordingly decreased by one-half to $0.005 per share. All share values reported throughout this document reflect post split share data.

         Results of operations include the operations of the Company's wholly-owned subsidiary, Real Color Displays, Inc. ("RCD") from the date of RCD's purchase of the net assets of Color Cells International, Ltd. on August 5, 1994. Details regarding the purchase were previously reported on the Company's Form 8-K filed on August 22, 1994.

         The following table sets forth, for the periods indicated, items in the Consolidated Statements of Operations as a percentage of total revenues and the increase (decrease) by each item as a percentage of the amount for the previous period:




                                         Percentage of                      Period to Period
                                        Total Revenues                           Change
                                                                      1996         1995         1994
                                     Years Ended June 30,                      Compared to
                                   1996       1995       1994        1995         1994         1993
Product revenue, net                57%        54%        47%         62%          69%         (8)%
Contract revenues                   35         46         53          14           30           61
License fee income                   8          0          0         100            0            0
  Total revenue                    100        100        100          52           49           18
Cost of revenue                     84         80         79          60           50           37
  Gross margin                      16         20         21          21           44          (12)
Research and development             3          4         10          (6)         (34)          59
Sales, general and administrative   17         20         23          28           30           58
  Income (loss) from operations     (4)        (4)       (12)        (31)          46            *
Other income (expense)               5          4          6          88            2          164
  Net income (loss)                  1          0         (6)          *           96            8


* Not Meaningful

         Throughout this subtitle all references to "the current year"or to "fiscal 1996" refer to the year ended June 30, 1996 and all references to "the prior year","previous year " or to "fiscal 1995" refer to the year ended June 30, 1995. All references to "fiscal 1994" refer to the year ended June 30, 1994.

         The Company's fiscal 1996 revenues of $16,975,000 represent a 52% increase over the prior year. Fiscal 1995 revenue, $11,149,000, represents a 49% increase over the year ended June 30, 1994. Included in current year revenue is a one time license fee of $1,423,000. In addition to the licensing of certain technology, the agreement allows for the joint development and manufacture of light emitting diodes ("LEDs") using Cree's proprietary epitaxial and fabrication technology. The license fee agreement provided an initial cash payment of $500,000 upon confirmation of the agreement, with additional $500,000 payments due October 1996 and October 1997. All obligations under the license agreement were fulfilled by the Company as of December 31, 1995. The net present value of the license fee was recognized at the time technology transfer was completed. Product revenue is comprised of LED sales, wafer products, Real Color Module(TM) and RCD's display sales. Total product revenue grew at a consistent rate in the current and prior year. Product revenue for the current year was $9,689,000 compared to $5,988,000 in the prior year, a 62% increase. Fiscal 1995 product revenue represents a 69% increase over fiscal 1994 product revenue of $3,534,000. A significant component of the current year growth was attributable to optoelectronic device sales, namely the super-bright blue LED. LED sales increased 279% over the prior year to $3,518,000. Growth in LED sales during fiscal 1996 was limited by production problems. LED sales declined 30% in fiscal 1995 as compared to fiscal 1994. This was primarily attributable to customer anticipation of the super-bright blue LED product release.

         Wafer products or material sales grew 27% to $4,314,000 in the current year as compared to a growth rate of 53% in the prior year. Current year growth was adversely affected as the Company addressed capacity constraints. The Company expects continued growth in this product line as the Company optimizes additional capacity installed during the current year. The growth in revenue from wafer sales in the prior year over that of 1994 was primarily attributable to increasing SiC device development activities at major electronic component and system manufacturers.

         Revenues for RCD displays and the Real Color Module(TM) increased 11% in the current year to $1,857,000. Display sales were initiated in the first quarter of fiscal 1995 when Real Color Displays was formed. Module sales were introduced late in the second quarter of fiscal 1996. Growth in both of these areas has been restrained to some extent by the availability of blue LEDs. More recently sufficient LED supply has been made available and the Company is actively developing a customer base for its display products.


         Congruent with the Company's goal, contract revenues, although growing from year to year, is representing a smaller percentage of total revenue, 35% in fiscal 1996, 46% in fiscal 1995, and 53% in fiscal 1994. Contract revenues increased by 14% to $5,863,000 in the current year compared to a 30% increase in the previous year. Growth has been mitigated due to a shift in capacity to production of the super-bright LED chip. The Company expects contract billings to increase based on investments in capacity made during the current year and as the Company seeks to improve manufacturing yields. Two contracts accounted for 59% of the revenue in the current year. These contracts relate to the development of a blue laser diode and improving the Company's silicon carbide ("SiC") wafer technology. These contracts expire March, 1997 and May, 1998, respectively. In the prior year, two contracts contributed more than 60% of contract revenues. One is for the development of a memory chip based on SiC and will expire in October, 1996. The other is aimed at LED product development. At June 30, 1996, the contract revenues backlog was $13,369,000 and extends through July, 1999.


         The Company's gross margin decreased to 16% of sales, as compared to 20% for fiscal years 1995 and 1994. The current period gross margin would have reflected a gross margin decline down to 8% of sales as compared to the prior period without the benefit of the license fee income, an income source for which there were no material costs of revenue. The decreased margin is due to low manufacturing yields, specifically related to acceptable LED wafers produced in the Company's epitaxy process for the new LED product. Although the Company increased super-bright blue LED chip throughput for fiscal 1996, the number of chips produced did not offset the increase in manufacturing costs resulting from a significant investment in additional capacity. Additional production reforms are necessary for the Company to offer beneficial pricing to its customers. Additional capacity and continued improvements in the manufacturing process are planned and could provide stronger margins, if successful. The Company's failure to meet these objectives could result in high costs for the LED product and unsatisfactory margins.

         The Company benefits from research and development efforts sponsored by both U.S. Government contracts and from internal corporate funding. Contracts are awarded to the Company to fund both short term and long term research projects. Contract revenues represent reimbursement by these various government entities for research and development costs and a portion of the Company's general and administrative expenses either on a cost plus or a cost share basis. Funding for projects with near term applications for the Company typically include a cost share component that the Company is responsible for absorbing as a cost of revenues. Projects that may not have readily available production applications or projects that relate to longer term development are normally awarded on a cost plus basis with built in margins of 7% to 10%. Contract revenues funded related expenditures of $5,721,000, $4,348,000 and $2,891,000 for the years ended June 30, 1996, 1995 and 1994, respectively. These expenditures are included primarily as a cost of revenues, $5,128,000, $3,599,000 and $2,426,000 for fiscal years 1996, 1995 and 1994, respectively. The remaining portion of these costs are classified as operating expenses under sales, general and administrative. Contract revenues reimbursed general and administrative expenses of $593,000, $749,000 and $465,000 for the fiscal years 1996, 1995 and 1994, respectively. The Company also contributed $1,565,000, $880,000 and $289,000 for the years ended June 30, 1996, 1995 and 1994, respectively, as a cost sharing component for the government contract revenues.



         The Company incurred research and development costs unabsorbed by contract revenues totaling $444,000, $473,000 and $712,000 for the fiscal years 1996, 1995 and 1994, respectively.


         Sales, general and administrative expenses increased by 28% to $2,906,000 for the current year and by 30% to $2,267,000 for the prior year. The current period increase is primarily attributable to sales efforts to promote the Real Color Module(TM), increased sales travel and promotions, corporate communication costs, public company expenses and professional fees such as legal and accounting. All periods reported reflect the impact of overall organization growth. The increase in the prior year is primarily attributable to the aquisition of RCD in August of 1994.

         Interest income increased 85% to $872,000 in the current year. The increase is attributable to significantly increased cash balances available for investment as a result of the Company's private equity placement at the end of the first quarter of the current year.


Liquidity and Capital Resources


         The Company's cash and current investments (securities having maturities of less than one year) balance was $11,949,000 at June 30, 1996, $5,838,000 at June 30, 1995 and $8,883,000 at June 30, 1994. The Company's
operations utilized $1,636,000, $562,000 and $269,000 during the years then ended. For all years reported, funds utilized in operations were mainly used to fund increasing receivables and increasing inventory balances. The Company has historically experienced a higher days sales outstanding than the general industry. For the years ended June 30, 1996, 1995 and 1994 the Company's days sales outstanding was 107, 94, and 88 days, respectively. The high days sales outstanding is primarily due to the timing of the production and sales cycles which have generally resulted in a significant portion of product revenue being recognized and invoiced in the extreme later part of each quarter. Additionally, the Company has historically invoiced government contract revenues in the period following the period in which the revenue was recognized. The increase in the current year's days sales outstanding is primarily attributable to the long term receivable associated with the license fee income.


         The Company invested $14,740,000, $3,486,000 and $1,615,000 in fiscal
1996, 1995 and 1994, respectively, on equipment and leasehold improvements. A significant part of the equipment purchased in 1996 and 1995 related to the production of super-bright blue LEDs. The balance of the equipment purchased provides an increase in capacity for material production and processing. Early in fiscal 1996, the Company brought on line a new facility dedicated to device fabrication and testing. The new facility significantly increased production capability directly benefiting LED production. In the latter half of fiscal 1996, the Company focused its capital spending at increasing crystal growth production and wafer processing capacity. As of June 30, 1996, the Company had received or installed but not paid for $831,000 in equipment and leasehold improvements and had open purchase orders for an additional $914,000.

         Subsequent to June 30, 1996, the Company accepted a significant customer order that will require additional capital investments. More specifically, the Company expects to add additional manufacturing equipment in most process areas and to add additional space. Management expects to spend approximately $4 to $5 million to add the capacity required by this contract. The Company expects to finance those expenditures with approximately $4 million in term debt.

         Financing activities provided the Company $20,924,000 during fiscal 1996. The majority of the funding was provided by the Company's September 28, 1995, private placement which netted the Company approximately $17.5 million. The remainder of the funding was provided by warrant and option exercises.

         The Company's wholly-owned subsidiary, Real Color Displays, Inc. has access to a revolving line of credit for borrowing availability of $600,000. The line was renewed for a one year period in September, 1995. The revolver accrues interest at the banks prime lending rate and carries customary covenants, namely the maintenance of a minimum tangible net worth and cash and investment balances. The revolver primarily supports the issuance of letters of credit by RCD. As of June 30, 1996 there were no outstanding borrowings under this facility.

         The Company intends to fund its operations from internally generated funds and from the proceeds from the planned term debt facility during fiscal 1997. However, the Company is always evaluating competitive conditions in the industry and as a part of its ongoing strategy may seek additional funding sources as market conditions permit.

Item 8. Financial Statements and Supplementary Data



                   Index to Consolidated Financial Statements


                                                                                         Page

Report of Independent Accountants                                                         21

Consolidated Balance Sheets at June 30, 1996 and 1995                                     22

Consolidated Statements of Operations for the years ended June 30, 1996, 1995
and 1994                                                                                  23

Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995
and 1994                                                                                  24

Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996,
1995 and 1994                                                                             26

Notes to Consolidated Financial Statements                                                27

Financial Statement Schedule
- ----------------------------

Report of Independent Accountants of Supplemental Schedule                                41

Schedule II - Valuation and qualifying accounts                                           42

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Cree Research, Inc.



We have audited the accompanying consolidated balance sheets of Cree Research, Inc. and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cree Research, Inc. and subsidiary as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.






Raleigh, North Carolina
August 29, 1996

ITEM 8 - Financial Statements

                           Consolidated Balance Sheets


                               CREE RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                        June 30,                June 30,
                                                                          1996                    1995
                                                                  --------------------     ------------------
ASSETS

Current assets:
      Cash and cash equivalents                                         $  10,161,706           $  3,748,422
      Short-term investments, held to maturity                              1,787,271              2,089,278
      Accounts receivable, net                                              6,393,394              3,599,722
      Inventories                                                           3,226,484              1,677,092
      Deferred costs on research contracts                                          -                 81,006
      Prepaid expenses and other current assets                               150,990                195,697
                                                                  --------------------     ------------------
            Total current assets                                           21,719,845             11,391,217

Long-term investments, held to maturity                                             -              1,821,911
Long-term accounts receivable                                                 464,253                      -
Property and equipment, net                                                20,218,101              6,455,584
Patent and license rights, net                                              1,204,738              1,020,475
Other assets                                                                   61,714                 65,915
Goodwill, net                                                                 127,692                169,026
                                                                  --------------------     ------------------
            Total assets                                                $  43,796,343            $20,924,128
                                                                  --------------------     ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable, trade                                          $    2,657,054           $  1,111,562
      Accrued expenses                                                        467,201                309,008
                                                                  --------------------     ------------------
            Total current liabilities                                       3,124,255              1,420,570

Commitments and contingencies

Shareholders' equity:
      Common stock, $0.005 par value; 14,500,000 shares authorized; shares issued and outstanding 12,277,418 and 10,410,726,
            net of treasury shares, at June 30, 1996 and 1995                  61,437                 52,104
      Additional paid-in capital                                           45,342,063             24,427,446
      Accumulated deficit                                                  (4,693,599)            (4,936,454)
                                                                  --------------------     ------------------
                                                                           40,709,901             19,543,096
      Less: Unearned compensation                                                   -                 (1,725)
            10,000 shares of common stock in treasury, at cost                (37,813)               (37,813)
                                                                  --------------------     ------------------
            Total shareholders' equity                                     40,672,088             19,503,558
                                                                  --------------------     ------------------
            Total liabilities and shareholders' equity                  $  43,796,343            $20,924,128
                                                                  ====================     ==================




   The accompanying notes are an integral part of the consolidated financial statements.

                     Consolidated Statements of Operations


                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                        Years Ended June 30,
                                                        --------------------------------------------------------------
                                                           1996                  1995                  1994
                                                    -------------------    ------------------    -----------------
Revenues:
     Product revenue, net                                $   9,688,833          $  5,988,465          $ 3,534,113
     Contract research and grants                            5,862,962             5,160,258            3,955,971
     License fee income                                      1,423,160                     -                    -
                                                    -------------------    ------------------    -----------------

        Total revenue                                       16,974,955            11,148,723            7,490,084

Cost of revenues                                            14,249,031             8,886,687            5,923,186

        Gross margin                                         2,725,924             2,262,036            1,566,898

Operating expenses:
     Research and development                                  444,009               473,201              712,084
     Sales, general and administrative                       2,905,535             2,266,800            1,739,600
                                                    -------------------    ------------------    -----------------

        Loss from operations                                  (623,620)             (477,965)            (884,786)

Other income (expense):
     Interest income                                           871,953               471,992              458,819
     Interest expense                                           (5,478)              (11,101)              (2,327)
     Other                                                           -                     -               (2,589)
                                                    -------------------    ------------------    -----------------

        Net income (loss)                               $      242,855        $      (17,074)        $   (430,883)
                                                    ===================    ==================    =================


Net income (loss) per share                             $         0.02       $         (0.00)       $       (0.04)
                                                    ===================    ==================    =================


Weighted average shares outstanding                         12,614,964            10,367,290           10,336,646
                                                    ===================    ==================    =================



   The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              Years Ended June 30,
                                                                -----------------------------------------------

                                                                     1996              1995            1994
                                                                ----------------  -------------- --------------
Operating activities:
    Net income (loss)                                           $    242,855    $    (17,074)   $   (430,883)
    Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
    Net gain on disposal of fixed asset                               (8,126)           --              --
    Provision for uncollectible accounts                             203,057          20,081          21,514
    Depreciation and amortization                                  1,764,796       1,381,866         905,399
    Amortization of patent rights                                    125,651          87,608          50,125
    Amortization of goodwill                                          41,334          37,649            --
    Non-cash compensation expense related to stock options             1,725           3,444          24,063
    Changes in assets and liabilities:
       Accounts receivable                                        (3,460,982)     (1,470,704)       (707,045)
       Inventories                                                (1,549,392)     (1,027,627)         20,965
       Deferred costs on research contracts                           81,006         (81,006)           --
       Prepaid expenses and other assets                              48,908         226,882         (97,668)
       Accounts payable, trade                                       714,496         190,887        (115,094)
       Accrued expenses                                              158,193          86,396          59,569
                                                                ------------    ------------    ------------

            Net cash used in operating activities                 (1,636,479)       (561,598)       (269,055)

Investing activities:
    Purchases of investment securities                                  --        (2,203,878)    (13,469,406)
    Maturities of investment securities                            2,123,918       5,495,884      11,216,079
    Purchases of property and equipment                          (14,740,102)     (3,485,780)     (1,615,460)
    Proceeds from sale of property and equipment                      51,911            --              --
    Payment of equipment deposits                                       --           (71,240)       (237,875)
    Payment for acquisition of subsidiary                               --          (214,523)           --
    Purchases of patent rights                                      (309,914)       (273,076)       (217,537)
                                                                ------------    ------------    ------------

            Net cash used in investing activities                (12,874,187)       (752,613)     (4,324,199)

Financing activities:
    Proceeds from issuance of note payable                              --           415,622            --
    Principal payments on notes and capital leases                      --          (438,662)         (8,474)
    Net proceeds from issuance of common stock                    20,923,950         199,583          44,871
    Repurchase of common stock                                          --              --           (37,813)
    Receipt of Section 16(b) common stock profits                       --              --            64,100
    Payment of legal fees related to receipt of section 16(b)
       common stock profits                                             --           (16,000)           --
                                                                ------------    ------------    ------------

            Net cash provided by financing activities             20,923,950         160,543          62,684
                                                                ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalants               6,413,284      (1,153,668)     (4,530,570)
Cash and cash equivalents:
    Beginning of the year                                          3,748,422       4,902,090       9,432,660
                                                                ------------    ------------    ------------
    End of the year                                             $ 10,161,706    $  3,748,422    $  4,902,090
                                                                ============    ============    ============

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                                      YEARS ENDED JUNE 30,
                                                                        -------------------------------------------------

                                                                             1996             1995             1994
                                                                        ---------------   --------------   --------------

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                 $     5,478       $   10,940      $     2,327
                                                                        ===============   ==============   ==============

    Cash paid for income taxes                                            $          -     $          -       $   10,000
                                                                        ===============   ==============   ==============


Supplemental schedule of non-cash investing and financing activities:

    Accounts payable recorded for purchases of equipment                     $ 830,996        $ 329,646        $ 109,213
                                                                        ===============   ==============   ==============




   The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994



                                        COMMON
                                        STOCK          ADDITIONAL                                                          TOTAL
                                         PAR             PAID-IN       ACCUMULATED       UNEARNED       TREASURY       SHAREHOLDERS'
                                        VALUE            CAPITAL         DEFICIT        COMPENSATION     STOCK           EQUITY
                                     --------------  --------------- --------------------------------------------- ---------------

Balance at June 30, 1993               $    51,617    $   24,140,479   $   (4,488,497)  $   (34,332)      $      -    $ 19,669,267
Common stock options exercised
    for cash, 33,966 shares                    170            34,701                                                        34,871
Common stock warrants exercised
    for cash, 2,666 shares                      13             9,987                                                        10,000
Expired stock options                                         (5,100)                        5,100                               -
Purchase of common stock for
    the treasury, 10,000 shares                                                                           (37,813)         (37,813)
Compensation expense for
    common stock options                                                                    24,063                          24,063
Receipt of Section 16(b)
    common stock profits
    from an officer of the
    Company                                                   64,100                                                        64,100
Net Loss                                                                    (430,883)                                     (430,883)
                                     --------------  --------------- ------------------------------  ------------- ---------------
Balance at June 30, 1994                    51,800       24,244,167       (4,919,380)       (5,169)       (37,813)      19,333,605
Common stock options exercised
    for cash, 22,806 shares                    114           15,229                                                         15,343
Common stock warrants exercised
    for cash, 37,866 shares                    190          184,050                                                        184,240
Compensation expense for
    common stock options                                                                     3,444                           3,444
Payment of legal fees related
    to receipt of Section 16(b)
    common stock profits                                    (16,000)                                                       (16,000)
Net Loss                                                                     (17,074)                                      (17,074)
                                     --------------  --------------- ------------------------------  ------------- ---------------
Balance at June 30, 1995                    52,104       24,427,446       (4,936,454)       (1,725)       (37,813)      19,503,558
Common stock options exercised
    for cash, 121,783 shares                   609          412,520                                                        413,129
Common stock warrants exercised
    for cash, 665,442 shares                 3,327        2,916,257                                                      2,919,584
Compensation expense for
    common stock options                                                                     1,725                           1,725
Proceeds from sale of 1,079,467
    shares of common stock and
    300,000 common stock
    warrants, net of issuance costs          5,397       17,585,840                                                     17,591,237
    of $624,769
Net Income                                                                   242,855                                       242,855
                                     --------------  --------------- ------------------------------  ------------- ---------------
Balance at June 30, 1996               $    61,437   $   45,342,063   $   (4,693,599)  $         -      $ (37,813)   $  40,672,088
                                     ==============  =============== ==============================  ============= ===============



   The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.      NATURE OF BUSINESS

         Cree Research, Inc. (the "Company"), incorporated in the State of North Carolina on July 14, 1987, develops, manufactures, and markets silicon carbide-based semiconductor devices. Revenues are primarily derived from the sale of blue light emitting diodes (LEDs), silicon carbide (SiC) wafers and full-color LED based electronic displays and modules. The Company markets its blue LED chip products principally to customers who incorporate them into packaged lamps for resale to original equipment manufacturers. The Company also sells SiC wafer products to corporate, government, and university research laboratories. In addition, the Company is engaged in a variety of research programs related to the advancement of SiC process technology and the development of electronic devices that take advantage of SiC's unique physical and electronic properties. These research projects are primarily funded by federal government agencies and departments. The Company recovers the costs of a majority of its research and development efforts from revenues on these contracts with agencies of the Federal government.

 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Principles of Consolidation

         The consolidated financial statements include the accounts of Cree Research, Inc. and Real Color Displays, Inc. (RCD). All material intercompany accounts and transactions have been eliminated.


         Estimates

         The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at June 30, 1996 and 1995, and the reported amounts of revenues and expenses during each of the three years in the period ended June 30, 1996. Actual results could differ from those estimates.

         Advertising Costs

         Effective July 1, 1995, the Company adopted the provisions of SOP 93-7, "Reporting on Advertising Costs." The Company has elected to expense all advertising costs as incurred or the first time advertising takes place, with the exception of direct response advertising, which is capitalized and amortized over the period of its expected future benefit. At June 30, 1996, the Company did not have any amounts capitalized as direct response advertising. The Company incurred total advertising expenditures of approximately $151,000, $147,000 and $121,000 during the years ended June 30, 1996, 1995, and 1994, respectively. The adoption of the provisions of SOP 93-7 did not result in a change in accounting policy or have an effect on net income.

         Fair Values of Financial Instruments

         Effective July 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The Company estimates the fair values of its investments based on market quotations and the fair values of its cash equivalents based on interest rates available on similar instruments. At June 30, 1996, the market values of the Company's investments and cash equivalents approximated their respective carrying values.

         Revenue Recognition

         The Company recognizes revenue from product sales at the time of shipment for product sales. Revenues from contract revenues represent reimbursement by various U.S. Government entities of research and development costs and a portion of the Company's general and administrative expenses and other operating expenses on either a cost plus or cost share basis. The specific reimbursement provisions of the contracts, including the portion of the Company's general and administrative expenses and other operating expenses that are reimbursed, vary by contract.

         The contracts are awarded to the Company in order to aid in the furthering of the development of the Company's technology by supplementing the Company's research and development efforts. Any resulting technology obtained by the Company through these research and development efforts remains the property of the Company after the completion of the contract. The Company recognizes the contract research and grants funding related to these contracts as the related expenses are incurred in accordance with the terms of the contract.

         The Company entered into its first agreement to license its technology in October 1995. The agreement also provides for the joint development and manufacture of LEDs using Cree's technology. The license portion of the agreement provided an initial cash payment of $500,000 upon confirmation of the agreement, with additional $500,000 payments due in October 1996 and October 1997. All obligations under the license agreement with respect to fees paid to the Company have been fulfilled by the Company as of December 31, 1995. The net present value of the entire license fee was recognized at the time the technology transfer was completed.

         Cash and Cash Equivalents

         Cash and cash equivalents are highly liquid investments with original maturities of three months or less when purchased.

         Inventories

         Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following at June 30:


                                               1996               1995
                                          ---------------    ----------------
         Raw materials                    $  1,308,766       $    713,824
         Work-in-progress                      947,785            635,763
         Finished goods                        969,933            327,505
                                          ---------------    ----------------
                                          $  3,226,484       $  1,677,092
                                          ===============    ================

         Property and Equipment

     Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from five to nine years. Leasehold improvements are amortized over the shorter of the life of the related lease or their estimated useful lives. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting profit or loss is reflected in operations.

         During the first quarter of fiscal 1996, the Company changed its previous estimate on the useful lives of some of its manufacturing equipment from five to nine years. The change in estimate was based on the Company's experience with similar fixed assets. The net adjustment increased net income approximately $280,000 or $0.02 per share for the year.

         Patent and License Rights

         Patent rights reflect costs incurred to enhance and maintain the Company's intellectual property position. License rights reflect costs incurred to use the intellectual property of others. Both are amortized on a straight-line basis over 17 years. Total accumulated amortization was approximately $424,000 and $298,000 at June 30, 1996 and 1995, respectively.

         Goodwill

         Goodwill represents the amount by which the costs of acquired net assets exceed their related fair value and is being amortized on a straightline basis over a life of five years. The carrying value of goodwill will be reviewed if the facts and circumstances suggests that it is impaired. If this review indicates that goodwill will not be recoverable as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company will adjust the carrying value of goodwill in accordance with FAS No. 121 "Accounting for Impairment of Long Lived Assets." Accumulated amortization related to goodwill was approximately $79,000 and $38,000 at June 30, 1996 and 1995, respectively.

         Research and Development Cost Policy

         The Company benefits from research and development efforts sponsored by both government agencies and from internal corporate funding. Contracts are awarded to the Company to fund both short term and long term research projects. Contract revenues represent reimbursement by these various U.S.
Government entities of research and development costs and a portion of the Company's general and administrative expenses either on a cost plus or a cost share basis.

         The Company incurred research and development costs unabsorbed by revenues totaling $444,000, $473,000 and $712,000 for fiscal years
1996, 1995, and 1994, respectively.


         Contract revenues funded Company expenditures of $5,721,000, $4,348,000 and $2,891,000 for the years ended June 30, 1996, 1995 and 1994, respectively. The Company has included $5,128,000, $3,599,000 and $2,426,000 of these expenditures for fiscal years 1996, 1995 and 1994, respectively, in cost of revenues. The remainder of these costs are classified as operating expenses under sales, general and administrative. Contract revenues reimbursed general and administrative expenses of $593,000, $749,000 and $465,000 for the fiscal years 1996, 1995 and 1994, respectively. Also included in the cost of revenues are Company incurred costs of $1,565,000, $880,000, and $289,000 as a cost sharing component of the government contract research grants, during the same periods, respectively.


         Credit Risk, Major Customers and Major Suppliers

         Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of cash equivalents, investments and accounts receivable. The Company's investments consist of U.S. Treasury notes, commercial paper and corporate bonds. Certain bank deposits may at times be in excess of the FDIC insurance limit. On July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("FAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." All of the Company's short- and long-term investments are classified as securities held-to-maturity and are reported at amortized cost. The Company has the positive intent and ability to hold these investments to maturity. The adoption of FAS No. 115 had no material effect on the Company's financial statements. Investments consist of the following at June 30:

                                            1996               1995

           U.S. Treasury obligations      $  1,000,000       $  2,988,567
           Corporate debt                                         922,622
                                               787,271
                                        ---------------   ----------------
                                          $  1,787,271       $  3,911,189
                                        ===============   ================


         The Company sells its products to manufacturers and researchers worldwide, and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses, in the aggregate, have generally been within management's expectations. The Company presently derives primarily all of its contract revenues from contracts with the U.S. Department of Defense. Approximately 30% and 56%, respectively, of the Company's accounts receivable at June 30, 1996 and 1995 was due from the Department of Defense. In addition, the Company had receivables from one customer totaling 23% of accounts receivable at June 30, 1996. Slightly more than half of that amount relates to license fee income earned in the second quarter of fiscal year 1996 but due to be paid through October 1997. The remainder relates to product sales.


         The Company has derived its product revenue from sales primarily in the United States, the Far East, and Europe as follows:


                                             Year Ended
                                       1996     1995      1994
         United States                  31%    50%           39%
         Far East                       27%    14%           24%
         Europe                         38%    31%           37%
         Rest of World                   4%     5%            -



         Two customers accounted for 32% of product revenue in fiscal 1996 as compared to two customers accounting for 24% in fiscal year 1995. Three customers accounted for 53% of product revenue in fiscal 1994. One customer accounted for 97%, 95% and 76% of contract revenues during fiscal
1996, 1995, and 1994, respectively. In addition, a second customer accounted for 20% of contract revenues during fiscal 1994.


         The Company depends on single or limited source suppliers for a number of raw materials and components used in its SiC wafer products and LEDs. Any interruption in the supply of these key materials or components could have a significant adverse effect on the Company's operations.


         Shareholders' Equity

         Stock Split

         On August 14, 1995, the Company effected a stock split, splitting each share of common stock into two whole shares of common stock and the par value of the common stock accordingly decreased by one-half to $0.005 per share. All share values reported throughout this document reflect post split data.

         Per Share Data

         Net income (loss) per common share is computed using the weighted average number of common stock shares and common stock equivalents outstanding during each quarterly period.

         Dividends

         The payment of dividends is limited by the laws of the State of North Carolina.

         Long Lived Assets

         In March 1995, the Financial Accounting Standards Board issued Satement of Financial Accounting Standards No. 121 ("FAS 121"),"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which became effective for fiscal years beginning after December 15, 1995. FAS 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company adopted FAS 121 effective July 1, 1995. The financial statement impact of adopting FAS 121 was not material.

         Accounting for Stock Based Compensation

         In October, 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 ("FAS 123"), "Accounting for Stock Based Compensation." This Statement establishes fair value as the measurement basis for equity instruments issued in exchange for goods or services and stock-based compensation plans. Fair value may be measured using quoted market prices, option-pricing models or other reasonable estimation methods. FAS 123 permits the Company to choose between adoption of the fair value based method or disclosing pro forma net income information. The Statement is effective for transactions entered into after December 31, 1995 and the disclosure requirements are effective for fiscal years beginning after December 15, 1995. The Company will continue to account for stock-based compensation in accordance with Accounting Principals Board Opinion No. 25 and provide only the pro forma disclosures required by FAS 123. Hence, the adoption of the Statement is not expected to have a material impact on the Company's net income or financial position.

         Reclassification

         Reclassifications of certain amounts have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation. These reclassifications had no effect on shareholders equity, the results of operations or per share data previously reported.


3.        ACCOUNTS RECEIVABLE

         The following is a summary of accounts receivables as of June 30:


                                                1996               1995
                                           ---------------    --------------
        Trade receivables................. $  5,863,796      $   3,584,408
        Other receivables.................    1,043,651             37,658
                                           ---------------    --------------
                                              6,907,447          3,622,066
        Allowance for doubtful accounts...       49,800             22,344
                                           ---------------    --------------
                                           $  6,857,647      $   3,599,722
                                           ===============    ==============





 4.       PROPERTY AND EQUIPMENT

         The following is a summary of property and equipment as of June 30:


                                                1996            1995
                                           ---------------  ---------------
       Office equipment and furnishings....  $    848,042    $      565,557
       Machinery and equipment.............    19,955,391         9,429,138
       Construction in progress............     1,199,080           588,104
       Leasehold improvements..............     5,371,713         1,464,078
                                           ---------------- ----------------
                                               27,374,226        12,046,877
       Accumulated depreciation............     7,156,125         5,591,293
                                           ---------------- ----------------
                                             $ 20,218,101     $   6,455,584
                                           ================ ================



 5.       SHAREHOLDERS' EQUITY

         The Board of Directors is authorized to issue, at its discretion, Class A preferred stock and Class B preferred stock in one or more series with the number of shares, designation, relative rights, preferences, and limitations to be determined by resolution of the Board of Directors.

 6.       STOCK OPTIONS AND STOCK WARRANTS

         The Company maintains a non-qualified stock option plan for its officers and employees. Upon issuance of stock options under the plan, unearned compensation equivalent to the difference, if any, between the fair market value and the exercise prices of the options at the measurement date is charged to shareholders' equity and subsequently amortized over the stock option vesting period. Options granted to date become exercisable on various dates through April 2000 and expire at various dates through April 2005. The following table details the number of stock options outstanding and their related exercise prices.

      Number of Options Outstanding

                           Option Price           1996               1995

                                    < $0.01           4,666            8,534
                                       0.42          36,846           40,370
                                       2.82           7,094            7,094
                                       3.13          20,000           20,000
                                       3.63         263,798          319,888
                                       3.75          14,397           19,444
                                       4.00          53,400           58,500
                                       4.38              --            2,000
                                       6.82           9,420           17,400
                                       7.38           6,000            6,000
                                       7.50          30,000           30,000

         In addition to the options detailed above, the following table includes 186,000 options, exercisable at prices ranging from $3.63 to $12.13 per share granted to current or former outside directors of the Company and consultants.



                                                                        1996                 1995                1994
                                                                  -----------------    ------------------   ---------------
Authorized                                                               1,240,000               840,000           800,000
Granted (net, cumulative)                                                  885,132               885,132           662,632
Exercised during year (at prices from <$0.01 to $4.00)                     121,783                22,808            33,966
Exercised (cumulative)                                                     192,823                71,040            48,232
Exercisable at year end                                                    487,062               307,508           183,132
Expired and Forfeited                                                       15,826                21,420            15,282
Expired and Forfeited (cumulative)                                          60,688                44,862            23,442
Outstanding at year end                                                    631,621               769,230           614,400
Available for future grants                                                415,556                  (270)          160,810)


         During fiscal year 1992, the Company issued stock warrants to purchasers of Class B non-voting preferred stock, Series C. The warrants entitle the holders to purchase 607,320 shares of common stock at $3.75 per share. In September 1992, the Company issued stock warrants to additional purchasers of Class B non-voting preferred stock, Series C. The warrants entitle the holders to purchase 363,644 shares of common stock at $4.13 per share. Warrants to purchase 425,642, 2,666 and 2,666 shares of common stock were exercised during the years ended June 30, 1996, 1995 and 1994, respectively. The remaining 539,990 warrants are fully exercisable and expire on February 8, 1998.

         Commensurate with an initial public offering of common stock in February 1993 the Company granted the lead underwriter warrants to purchase 280,000 shares of the Company's common stock at $4.95 per share. During the years ended June 30, 1996 and 1995, 239,800 and 35,200 of these warrants were exercised, respectively. The remaining 5,000 warrants are exercisable and will expire on February 8, 1998, if not sooner exercised.


         In connection with the Company's September 1995 private placement, the Company issued an additional 300,000 warrants, which have an exercise price of $27.23 and expire September 2000. As of June 30, 1996, none of these warrants had been exercised.


7.       COMMITMENTS

         The Company currently leases three facilities under four separate lease agreements. These facilities are comprised of both office and manufacturing space. The first facility has a remaining lease period of approximately five years, with an option to renew for an additional five years. Also associated with this facility is a sublease agreement entered into on January 4, 1996 to acquire an adjacent 2,000 square feet. The sublease expires on October 24, 1998. The second facility relates to the Company's subsidiary, RCD. The lease for that facility has an initial term of two years with three one year renewal options. At June 30, 1996, approximately seven months remain on the original term. The lease term for the third facility began in September 1995. The lease has an initial term of five years with two options of two years each. Each lease and sublease agreement provide for rental adjustments for increases in property taxes, the consumer price index and general property maintenance.

         Rent expense associated with these leases totaled $388,000, $257,000 and $240,000 for the years ended June 30, 1996, 1995 and 1994, respectively. Future minimum rentals as of June 30, 1996 under these leases for each of the next five fiscal years are as follows:

                         June 30,

                          1997           $   403,000
                          1998               396,000
                          1999               390,000
                          2000               390,000
                          2001               341,000
                          thereafter         195,000
                                             -------
                          Total          $ 2,115,000
                                           =========

 8. INCOME TAXES

         The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


         The Company had no provision for income tax for the years ended June 30, 1996, 1995 and 1994, due to the reversal in 1996 of valuation allowances recorded in prior years and the establishment of valuation allowances in 1995 and 1994. Reconciliations of expected income tax at the statutory federal rate with actual income tax expense for the years ended June 30, 1996, 1995 and 1994 are as follows:

                                        1996         1995           1994
                                    ----------   ----------   -------------
Expected income tax provision
  (benefit) at statutory rate
  (34%).......................... $   82,569      $  (5,805)   $  (146,500)
State tax provision (benefit)....     36,585       (105,831)         --
Increase (decrease) in income
  tax expense resulting from:
    Increase (decrease) in
      valuation allowance........   (105,762)       129,112        144,600
    Other........................    (13,392)       (17,476)         1,900
                                    -----------  -----------   -------------
Income tax expense............... $    --          $   --      $     --
                                   ============  ===========   =============


         At June 30, 1996, the Company had deferred tax liabilities of $1,012,000, deferred tax assets of $3,676,000 and a valuation allowance of $2,664,000. The principal temporary differences included above are deferred asset items consisting of net operating loss carryforwards of $3,290,000, research tax credits of $157,000, compensation of $55,000, inventory of $53,000 and a deferred liability item consisting of depreciation of $1,012,000. The net change in the valuation allowance is composed of an $106,000 decrease, reflected in the provision for taxes, and an increase of $765,000 to offset the net operating loss carryforwards generated by stock options exercised. The benefit of the $765,000 valuation allowance will be credited to additional paid-in capital when realized.


         At June 30, 1995, the Company had deferred tax liabilities of $379,000, deferred tax assets of $2,384,000 and a valuation allowance of $2,005,000. The principal temporary differences included above are deferred asset items consisting of net operating loss carryforwards of $2,087,000, research tax credits of $157,000, compensation of $65,000, and a deferred liability item nsisting of depreciation of $379,000.

         The Company has net operating loss carryforwards for federal purposes of $8,885,000 and for state purposes of $5,299,000. The carryforward expiration period is from 2004 to 2011 for federal tax purposes and from 1997 to 2001 for state purposes. The amount and timing of the utilization of the Company's net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code.

 9.      RELATED PARTY TRANSACTIONS


         Sumitomo Corporation ("Sumitomo") owns 159,996 shares of common stock or 1.3% of outstanding shares as of June 30, 1996, 1995 and 1994. During 1996, 1995, and 1994, sales to Sumitomo totaled $1,572,000, $616,000 and $52,000.
These sales were at margins consistent with those achieved in connection with sales of similar products to the Company's other customers. At June 30, 1996, 1995 and 1994, accounts receivable includes $515,000, $326,000 and $36,000, respectively, related to these product revenues. During the year ended June 30, 1994 the Company was engaged in an LED development project with a company whose chief executive was a principal stockholder of Cree. During that year Cree recorded $57,000 in development fees related to this project.


10.      ACQUISITION


         In August 1994, the Company formed a North Carolina wholly-owned subsidiary, RCD, to develop and market full color LED displays. Subsequently, RCD acquired the net assets of Color Cells International, Ltd., a Hong-Kong based company in this line of business, for cash consideration of $214,523 and assumption of $151,932 of liabilities. The terms of the acquisition call for an "Earn-Out Payment" based on calculated net profits, payable half in cash and half in Cree common stock. Earn-Out Payments are subject to certain limitations concerning the timing (calculation based on certain eligible shipments through September 1997) and amount (maximum payments of $1.8 million) of any such payments. To date, no amounts have been earned or paid under this agreement.

         The above acquisition was accounted for as a purchase transaction and accordingly, the various assets acquired and liabilities assumed, have been recorded at their respective fair market value as of the date of acquisition, with the excess of the purchase price of $206,675 being recorded as goodwill. This goodwill is being amortized over a five year period. The Company intends to record amounts paid, if any, under the earn out provisions described above as additional purchase consideration in the period the amount is determinable. The results of operations of the acquired business have been included in the consolidated statements of operations since the purchase date.



11.      RETIREMENT PLAN

         The Company maintains an employee benefit plan (the "Plan") pursuant to
Section 401(k) of the Internal Revenue Code. Under the Plan, there is no fixed dollar amount of retirement benefits, and actual benefits received by employees will depend on the amount of each employee's account balance at the time of retirement. All employees are eligible to participate under the Plan after completing six months of service. The Plan is not insured by the Pension Benefit Guaranty Corporation.

         The Company may, at its discretion, make contributions to the Plan. However, the Company did not make any contributions to the Plan during the years ended June 30, 1996, 1995 or 1994.

12.      LINE OF CREDIT

         The Company's wholly-owned subsidiary, Real Color Displays, Inc. has access to a revolving line of credit for borrowing availability of $600,000. The line was renewed for a one year period in September 1995. The revolver accrues interest at the banks prime lending rate and carries customary covenants, namely the maintenance of a minimum tangible net worth and cash and investment balances. The revolver primarily supports the issuance of letters of credit by RCD. As of June 30, 1996 there were no outstanding borrowings under this facility.

                                    PART III


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


Item 10.  Directors and Executive Officers


Item 11.  Executive Compensation



Item 12.  Security Ownership of Certain Beneficial Owners and Management



Item 13.  Certain Relationships and Related Transactions



The information called for in items 10 through 13 is incorporated by reference to Cree Research, Inc.'s definitive proxy statement relating to its annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal 1996.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) (1) and (2) Financial statements and financial statement schedule
- - the financial statements, financial statements schedule, and report of independent accountants are filed as part of this report (see index to Consolidated Financial Statements at Part II Item 8 on page 20 of this Form 10-K).

           (a) (3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:


Exhibit
No.                                Description

3.1                 Articles of Incorporation, as amended to date(1)

3.2                 Bylaws, as amended to date(1)

10.1                Employee Stock Option Plan adopted by the Company on
                    August 2, 1989(1)

10.2 Amendment to the Employee Stock Option Plan by resolution dated December 17, 1992(1)

10.12               Employment Agreement with Alan J. Robertson dated December
                    11, 1992(1)

10.19 Lease Agreements for Meridian Parkway facility dated February 10, 1988, as amended from time to time through August 25, 1992(1)

10.20 Amendments to Lease Agreements for the Meridian Parkway facility dated April 12, 1993 and June 15, 1993(2)

10.24 License Agreement between the Company and North Carolina State University dated December 3, 1987(1)

10.25 Amendment to License Agreement between the Company and North Carolina State University dated September 11, 1989(1)

10.27 Memorandum Agreement among the Company, Sumitomo Corporation of America and Shin-Etsu Handotai Co., Ltd. dated April 16, 1990(1)

10.28 Manufacturing Agreement between the Company and Marquette Electronics, Inc. dated September 18, 1992(1)

10.29 Research Agreement and Option to License between the Company and North Carolina State University dated September 13, 1989(1)

10.30 Agreement between General Instrument Corporation and the Company dated June 24, 1988(1)

10.31 Letter Agreement with General Instrument Corporation dated February 21, 1992, superseding agreement dated June 24, 1988(1)

10.33 Contract between the Company and Office of Naval Research, Contract No. N00014-92-C-0083(1)

10.36               Summary Plan Description for the Cree Research, Inc. 401(k)
                    Savings Plan(1)

10.37 Contract between the Company and the Defense Advanced Research Projects Agency dated May 8, 1992, Contract No. N00014-92-C- 0100(1)


10.39 Contract between the Company and the Office of Naval Research, Contract No. N00014-93-0071(2)

10.41 Contract between the Company and NASA Lewis Research Center Contract No. NAS3-26927(2)

10.42 Amendment to Contract No. NAS3-26927 between the Company and NASA Lewis Research Center(2)

10.43               Agreement between the Company and Motorola, Inc. dated
                    September 17, 1992(2)

10.44 Contract between the Company and the Department of the Air Force, I.D. No. F33615-93-C-1294(3)

10.45 Contract between the Company and the U.S. Air Force dated August 9, 1994, I.D. No. F33615-94-C-2500(4)

10.46 Contract between the Company and the U.S. Office of Naval Research dated September 30, 1994, I.D. No.
                    N00014-94-C-0293(4)

10.47 Contract between the Company and the U.S. Office of Naval Research dated October 28, 1994, I.D. No N00014-95-C-0038(4)

10.48 Contract between the Company and the U.S. Advanced Research Projects Agency dated March 15, 1995, I.D. No. MDA972-95-C-0016(4)

10.49 Contract between the Company and U.S. Air Force dated May 25, 1995, I.D. No. F33615-95-C-5426(4)

10.50               Contract between the Company and Siemens A.G. dated October
                    24, 1995(5)

10.51 Contract between the Company and Purdue University, Agreement No. 530-1360-03, subgrant under the U.S. Office of Naval Research, grant No. N00014-95-1-1302

10.52 Contract between the Company and the U.S. Air Force dated July 2, 1996, I.D. No, F19628-96-C-0066

10.53               Contract between the Company and Siemens A.G. dated
                    September 11, 1996 (6)

11.00               Computation of Per Share Earnings

21.00               Subsidiaries of Registrant (4)

23.00               Consent of Independent Accountants

27.00               Financial Data Schedule (for SEC use only)

(1) Incorporated by reference herein. Filed as an exhibit to the Company's Registration Statement filed on Form SB-2 and declared effective by the Securities and Exchange Commission on February 8, 1993 and bearing Registration #33-55998.


(2) Incorporated by reference herein. Filed as an exhibit to the Company's annual report filed on Form 10-KSB with the Securities and Exchange Commission on August 1, 1993.

(3) Incorporated by reference herein. Filed as an exhibit to the Company's annual report filed on Form 10-KSB with the Securities and Exchange Commission on August 2, 1994.

(4) Incorporated by reference herein. Filed as an exhibit to the Company's annual report filed on Form 10-KSB with the Securities and Exchange Commission on August 10, 1995.

(5) Incorporated by reference herein. Filed as an exhibit to the Company's Registration Statement filed on Form S-3 (No. 33-98728) declared effective by the Securities and Exchange Commission on December 27, 1995. Confidential treatment of portions of this Exhibit was granted by the Securities and Exchange Commission pursuant to Rule 24 b-2 by order dated December 29, 1995.

(6) Confidential treatment of portions of this Exhibit is being requested pursuant to Rule 24 b-2.


(b) Reports on Form 8-K filed during the last quarter of the period covered by this report.

              None.

                REPORT OF INDEPENDENT ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

Board of Directors and Shareholders
Cree Research, Inc.

In connection with our audits of the consolidated financial statements of Cree Research, Inc. and subsidiary as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in Item 14(a) herein.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Raleigh, North Carolina
August 29, 1996

                                                                   SCHEDULE II



                               CREE RESEARCH, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)


                    Allowance for Doubtful Accounts



                Balance at     Charged to        Deductions
  Years         Beginning      Costs and         (Write-Offs     Balance at End
Ended June 30,  of Period      Expenses     Charged to Reserve)  of Period
_______________________________________________________________________________

   1996          $22            $203              $(175)           $50
   1995          $27            $ 20              $ (25)           $22
   1994          $42            $ 22              $ (37)           $27

_______________________________________________________________________________

 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CREE RESEARCH, INC.


                                By:   s/ F. Neal Hunter
                                      F. Neal Hunter
Date:  September 30, 1996             President and Chief Executive Officer



         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                                       Title                                  Date
s/ F. Neal Hunter                            Chairman of the Board                    September 30, 1996
______________________________
F. Neal Hunter


s/ Alan J. Robertson                         Chief Financial Officer                  September 30, 1996
______________________________
Alan J. Robertson


s/ Calvin H. Carter, Jr., Ph.D.              Director                                 September 30, 1996
_______________________________
Calvin H. Carter, Jr., Ph.D.


s/ James E. Dykes                            Director                                 September 30, 1996
______________________________
James E. Dykes


s/ Michael W. Haley                          Director                                 September 30, 1996
______________________________
Michael W. Haley


s/ Walter L. Robb, Ph.D.                     Director                                 September 30, 1996
______________________________
Walter L. Robb, Ph.D.


s/ Dolph W. von Arx                          Director                                 September 30, 1996
______________________________
Dolph W. von Arx



s/ John W. Palmour, Ph.D.                    Director                                 September 30, 1996
______________________________
John W. Palmour, Ph.D.

                                       43