Form 10-Q
period 1996-09-30
CREE RESEARCH INC /NC/
filed 1996-11-14
CIK 895419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 1996



                         Commission file number: 0-21154


                               CREE RESEARCH, INC.
             (Exact name of registrant as specified in its charter)


                   North Carolina                                                56-1572719
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification No.)

                        2810 Meridian Parkway, Suite 108
                          Durham, North Carolina 27713
                    (Address of principal executive offices)

                                  (919)361-5709
                         (Registrant's telephone number)



            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No


            As of October 21, 1996, 12,306,858 shares of the registrant's common stock, par value $0.005 per share, were outstanding.

                               CREE RESEARCH, INC.
                                    FORM 10-Q

                                      INDEX





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                                    Page No.
             Consolidated Balance Sheets at September 30, 1996 (unaudited) and
             June 30, 1996                                                              3
             Consolidated Statements of Operations for the three months
             ended September 30, 1996 and 1995 (unaudited)                              4

             Consolidated Statements of Cash Flows for the three months ended
             September 30, 1996 and 1995 (unaudited)                                    5

             Notes to Consolidated Financial Statements (unaudited)                     7

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                  9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                             15

Item 6.  Exhibits and Reports on Form 8-K                                              15

Signatures                                                                             16

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                               CREE RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                  September 30,   June 30,
                                                                                      1996          1996
                                                                                   ------------  -------------
                                                                                   (unaudited)
ASSETS

Current assets:
        Cash and cash equivalents                                                 $  6,270,573    $ 10,161,706
        Short-term investments, held to maturity                                     1,788,890       1,787,271
        Accounts receivable, net                                                     9,258,426       6,393,394
        Inventories                                                                  4,404,319       3,226,484
        Prepaid expenses and other current assets                                      238,129         150,990
                                                                                  ------------    ------------
                Total current assets                                                21,960,337      21,719,845

Long-term accounts receivable                                                          877,797         464,253
Property and equipment, net                                                         20,811,137      20,218,101
Patent and license rights, net                                                       1,223,836       1,204,738
Other assets                                                                            61,714          61,714
Goodwill, net                                                                          117,358         127,692
                                                                                  ============    ============
                Total assets                                                      $ 45,052,179    $ 43,796,343
                                                                                  ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable, trade                                                   $  2,067,390    $  2,657,054
        Accrued expenses                                                               300,140         467,201
                Total current liabilities                                            2,367,530       3,124,255

Long-term accrued expenses                                                             172,103            --
                Total liabilities                                                    2,539,633       3,124,255

Commitments and contingencies

Shareholders' equity:
        Common  stock, $0.005 par value; 14,500,000 authorized; issued and outstanding 12,280,858 and 12,277,418, net of treasury shares, at September 30 and
                 June 30, 1996                                                          61,534          61,437
        Additional paid-in capital                                                  45,389,194      45,342,063
        Accumulated deficit                                                         (2,787,679)     (4,693,599)
                                                                                  ------------    ------------
                                                                                    42,663,049      40,709,901
        Less:
        20,000 and 10,000 shares of common stock in
                treasury, at cost, respectively                                       (150,503)        (37,813)
                                                                                  ------------    ------------
                Total shareholders' equity                                          42,512,546      40,672,088
                                                                                  ------------    ------------

                Total liabilities and shareholders' equity                        $ 45,052,179    $ 43,796,343
                                                                                  ============    ============

The accompanying notes are an integral part of the financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended
                                                    September 30,
                                             ------------------------------
                                                  1996            1995
                                             --------------  ---------------
Revenues
          Product revenues, net                $  2,751,683   $  2,146,796
          Contract revenues                       2,067,125      1,212,599
          License fee income                      2,614,976           --
                                               ------------   ------------

                  Total revenues                  7,433,784      3,359,395

Cost of revenues                                  4,263,958      2,506,500

                  Gross margin                    3,169,826        852,895

Operating expenses
          Research and development                  113,289         84,333
          Sales, general and administrative       1,086,405        663,668
                                               ------------   ------------

                  Income from operations          1,970,132        104,894

Other income (expense)
          Interest income                           147,557         91,653
          Interest expense                             --           (2,858)
                                               ------------   ------------

                  Income before income taxes      2,117,689        193,689

Provision for income taxes                          211,769           --
                                               ------------   ------------

                  Net income                   $  1,905,920   $    193,689
                                               ============   ============


Net income per share                           $       0.15   $       0.02
                                               ============   ============


Weighted average shares outstanding              13,034,738     11,905,258
                                               ============   ============


The accompanying notes are an integral part of the financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                             ----------------------------
                                                                                 1996          1995
                                                                              -----------    ------------
Operating activities:
          Net income                                                         $  1,905,920    $    193,689
          Adjustments to reconcile net income to net cash
                  used in operating activities:
          Depreciation and amortization                                           737,328         302,175
          Amortization of patent rights, write offs and other                      42,347          29,341
          Amortization of goodwill                                                 10,334          10,334
          Loss on write off of Eastern European Division assets                    87,000            --
          Non-cash compensation expense related to stock options                     --               861
          Changes in assets and liabilities:
                  Accounts receivable                                          (3,278,576)       (439,752)
                  Inventories                                                  (1,177,835)       (398,553)
                  Deferred costs on research contracts                               --            81,006
                  Prepaid expenses and other assets                               (87,140)        (67,166)
                  Accounts payable, trade                                        (788,433)       (135,395)
                  Accrued expenses                                                  5,042         (94,406)
                                                                             ------------    ------------

                       Net cash used in operating activities                   (2,544,013)       (517,866)

Investing activities:
          Maturities of investment securities                                        --         1,996,092
          Purchases of property and equipment                                  (1,218,596)     (1,987,309)
          Purchase of patent rights                                               (63,063)        (45,317)
                                                                             ------------    ------------

                       Net cash used in investing activities                   (1,281,659)        (36,534)

Financing activities:
          Repurchase of common stock                                             (112,690)           --
          Net proceeds from issuance of common stock                               47,229      14,753,248
                                                                             ------------    ------------

                       Net cash (used in) provided by financing activities        (65,461)     14,753,248
                                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalants                           (3,891,133)     14,198,848
Cash and cash equivalents:
          Beginning of period                                                  10,161,706       3,748,422
                                                                             ------------    ------------
          End of period                                                      $  6,270,573    $ 17,947,270
                                                                             ============    ============

The accompanying notes are an integral part of the financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited) - (Continued)


                                                                                      Three Months Ended
                                                                                          September 30,
                                                                                            --------

                                                                                  1996                   1995
                                                                                ---------             ----------
Supplemental schedule of non-cash investing and financing activities:           $198,769              $1,331,110
          Accounts payable recorded for purchases of equipment                  $   --                $  546,480
          Payable recorded for placement agent commissions                      $   --                $6,263,350
          Subscription receivable for common stock





The accompanying notes are an integral part of the financial statements.

                               CREE RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Basis of Presentation

            The balance sheet as of September 30, 1996, the statements of operations for the three month periods ended September 30, 1996 and 1995, and the statements of cash flows for the three months ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996, and all periods presented, have been made. The balance sheet at June 30, 1996, has been derived from the audited financial statements as of that date.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1996 Form 10-K. The results of operations for the period ended September 30, 1996, are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Inventories

            Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

                                    September 30, 1996      June 30, 1995


Raw materials                          $1,595,071            $1,308,766
Work-in-progress                        1,253,885               947,785
Finished goods                          1,555,363               969,933
                                      -------------         -----------
                                       $4,404,319            $3,226,484
                                       =============        ===========
License Fee Income

            On September 30, 1996, the Company entered into a license and technology transfer agreement and a related supply agreement with Shin-Etsu Handotai Co. Ltd. ("SEH") and other parties. Pursuant to these agreements, the Company granted SEH a license to use certain epitaxial and device fabrication process technology for the manufacture of the Company's super-bright blue light-emitting diode product and has agreed to supply silicon carbide wafers required to manufacture the licensed product. The license agreement provides for payment of a license fee and running royalties based on a percentage of sales of products made using the licensed technology. The license fee is payable in installments, with the first installment of $700,000 due upon execution of the agreement and additional $500,000 payments due December 31, 1996, March 31, 1997, June 30, 1997 and June 30, 1998. The Company recorded a long-term accrued expense of $186,000 payable June 30, 1998 to the third party that brokered the license agreement. Substantially all of the Company's obligations to transfer the licensed technology were performed at September 30, 1996, and the net present value of the license fee payments and commission was recognized at that time.

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

            The Company incurred research and development costs unabsorbed by contract research and grants totaling $113,000 and $84,000, for the three month periods ended September 30, 1996 and 1995, respectively.

            Contract revenues funded direct expenditures of $1,576,000 and $959,000, net of cost share, for the three month periods ended September 30, 1996 and 1995. These expenses and their related cost sharing component are classified as a cost of revenues. Also included in the cost of revenues is $120,000 and $83,000 for the three months ended September 30, 1996 and 1995, respectively, for research and development overhead recovery, net of cost share. Contract revenues provided additional funding totaling $148,000 and $133,000 through overhead rates for other operating expenses for the three month periods ended September 30, 1996 and 1995, respectively. The cost sharing component of contract revenues totaled $531,000 and $95,000 for the three months ended September 30, 1996 and 1995, respectively.

Income Taxes

            The Company has provided an estimated tax provision based upon an effective rate of 10%. The estimated effective rate was based upon projections of income for the fiscal year and the Company's ability to utilize existing net operating loss carryforwards. However, the actual effective rate may vary depending upon actual pre-tax book income for the year.

Reclassifications

            Reclassifications of certain amounts have been made to the September 30, 1995 consolidated statement of operations to conform to the fiscal 1997 presentation. These reclassifications had no effect on shareholders' equity, the results of operations or per share data.

Subsequent Event

            The Company has been named as a defendant in a purported class action lawsuit filed October 25, 1996 in the U.S. District Court for the Middle District of North Carolina. Certain directors and officers of the Company are also named as defendants. The plaintiff seeks to represent a class of all persons who purchased the Company's common stock between February 1, 1996 and July 2, 1996 (the "Class Period"). The complaint asserts claims under the Securities Exchange Act of 1934, as well as claims of negligent misrepresentation and common law fraud, based upon alleged material misrepresentations and omission during the Class Period. The Company believes that the allegations of the complaint are without merit and intends to defend the suit vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Cautionary Statement Identifying Important Factors That Could Cause the Company's Actual Results to Differ From Those Projected in Forward Looking Statements

            In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that the document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company and its business.

            This document also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the Company's ability to increase production capacity and yield, price competition, other actions of competitors, infringement of intellectual property rights of the Company or others, the effects of government regulation, both foreign and domestic, availability of U.S. government funded research contracts, possible delays in the introduction of new products, customer acceptance of products or services and other factors. Other risk factors are discussed under "Risk Factors" described below.

            The cautionary statements made pursuant to the Private Securities Litigation Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause actual results to differ materially from those indicated by the forward looking statements.

Results of Operations

            The Company's revenues of $7,434,000, represent a 121% increase over the same period in fiscal 1996. Included in the current period revenue is a one-time net license fee of $2,615,000. The license fee was earned pursuant to a license and technology transfer agreement entered into September 30, 1996 with Shin-Etsu Handotai Co. Ltd. ("SEH"). Pursuant to this agreement, the Company granted SEH a license to use certain expitaxial and device fabrication process technology for the manufacture of the Company's super-bright blue light-emitting diode ("LED") product. The license fee is payable in installments, with the first installment of $700,000 due upon execution of the agreement and additional $500,000 payments due December 31, 1996, March 31, 1997, June 30, 1997 and June 30, 1998. The Company recorded a long-term accrued expense of $186,000 payable June 30, 1998 to the third party that brokered the agreement. Substantially all of the Company's obligations to transfer the licensed technology were performed at September 30, 1996, and the net present value of the license fee payments and commission was recognized at that time.

            Product revenue increased 28% to $2,752,000 for the quarter ended September 30, 1996 compared to $2,147,000 for the same period in fiscal 1996. Product revenue is comprised of wafer products, LED sales and RCD's display sales. LED sales increased 73% to $1,204,000 for the quarter ended September 30, 1996 as compared to the same period in the prior year. Capacity increases and production yield improvements enabled the Company to significantly increase the number of LED's produced. The Company expects continued growth in LED product sales as the Company adds additional capacity to initially fill an order for a major customer. If the Company were unable to bring additional capacity on line in a timely manner or failed to continue the current trend of improving yields, the Company may be unable to deliver LED's according to schedule or at reasonable cost levels. This would negatively impact margins for the LED product and may cause the Company to post negative operating results.

            On September 6, 1996, the Company signed a Purchase Agreement with Siemens AG ("Siemens"), pursuant to which Siemens has agreed to purchase LED chips made using the Company's gallium nitride-on-silicon carbide technology. The agreement calls for shipments having an aggregate purchase price of approximately $6.5 million during the fiscal year ending June 30, 1997 and additional shipments aggregating approximately $5.5 million during the six-month period ending December 31, 1997, although these additional shipments are subject to cancellation at Siemens' election by making cancellation payments to the Company.

            The Purchase Agreement provides that the Company's supply obligations are subject to the condition that it have obtained and installed an additional epitaxial reactor system not later than November 1, 1996. The reactor, which is needed to augment existing capacity in order to meet the volume required by the Siemens' agreement, is presently scheduled to be delivered on November 18, 1996. As with other complex equipment, bringing the reactor to an operational status is subject to inherent uncertainties. However, the Company anticipates that the reactor will be in productive use in time to meet the shipment schedule under the Purchase Agreement. If the Company does encounter delays in bringing the reactor on-line, it could redeploy another system now used for research and development. In that event, the Company's program to develop a conductive buffer layer product could be delayed, which would delay the Company's efforts to reduce its LED production costs.

            Wafer sales contributed $1,218,000 to product revenues during the quarter ended September 30, 1996 representing a 37% increase over the same period in fiscal 1996. Additional sales were realized as a result of consistent demand for the Company's SiC wafers and the availability of additional crystal growth capacity as well as capacity improvements to other wafer processing areas.

            Display and module sales fell by 42% to $330,000 during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. The decline is mainly attributable to a shortage of quality piece parts that the Company purchases from a vendor. Issues relating to quality supplies have been resolved and the Company expects to realize improved sales levels in the second quarter of fiscal 1997.

            Contract revenues increased 71% to 2,067,000 for the three months ended September, 30, 1996, as compared to the three months ended September 30, 1995. The increase is mainly attributable to an increased contract backlog and greater resource allocation to contract efforts.

            The Company's gross margin increased to 43% for the three month period ended September 30, 1996, compared to 25% for the same period in fiscal 1996. This increase was caused solely by the license fee income recognized in the current period. Without the license fee income gross margins would have been $555,000 or 12% for the current three month period, a decrease from 25% in the three months ended September 30, 1995. The decrease in gross margin, as adjusted, is mainly attributable to increased cost sharing on government contracts which increased from 8% of contract revenue to 26% of contract revenues and to a decline in margin on RCD's products.

            The Company benefits from research and development efforts sponsored by both U.S. Government contracts and from internal corporate funding. Contracts are awarded to the Company to fund both short term and long term research projects. Contract revenues represent reimbursement by various government entities for research and development costs and a portion of the Company's general and administrative expenses either on a cost plus or a cost share basis. Funding for projects with near term applications for the Company typically include a cost share component that the Company is responsible for absorbing as a cost of revenues. Projects that may not have readily available production applications or projects that relate to longer term development are normally awarded on a cost plus basis with built in margins of 7% to 10%.

            Contract revenues funded direct expenditures of $1,576,000 and $959,000, net of cost share, for the three month periods ended September 30, 1996 and 1995. These expenses and their related cost sharing component are classified as a cost of revenues. Also included in the cost of revenues is $120,000 and $83,000 for the three months ended September 30, 1996 and 1995, respectively, for research and development overhead recovery, net of cost share. Contract revenues provided additional funding totaling $148,000 and $133,000 through overhead rates for other operating expenses for the three month periods ended September 30, 1996 and 1995, respectively. The cost sharing component of contract revenues totaled $531,000 and $95,000 for the three months ended September 30, 1996 and 1995, respectively.

            The Company incurred research and development costs unabsorbed by contract revenues totaling $113,000 and $84,000, for the three month periods ended September 30, 1996 and 1995, respectively.

            Sales, general and administrative expenses increased by 64% to $1,086,000 for the three month period ending September 30, 1996 compared to the same period in fiscal 1996, respectively. The increase is attributable to a $172,000 selling expense related to the license fee income and to a loss of $180,000 for estimated expenses related to closing the Company's Eastern European Division. The Eastern European Division was a basic research division for some of the Company's material and device development work. The Company has decided to focus all of its research and development efforts at its domestic locations. The Company expects general and administrative expenses to increase as expenses are incurred to defend against a lawsuit recently commenced against the Company. See Part II, Item 1.

            Interest income increased from $92,000 to $148,000 for the three months ended September 30, 1996. The increase is attributable to higher investable cash balances available throughout the current three month period as a result of the Company's September, 1995, private equity placement.

Liquidity and Capital Resources

            The Company's cash and current investment balance was $8,059,000 at September 30, 1996 and $11,949,000 at June 30, 1996. For the first three months of fiscal 1997, the Company's operations utilized $2,544,000. Funds employed in operations were used mainly to fund increasing receivables and inventory balances and decreasing trade payables relating to operating activities. For the same period in fiscal 1996, $518,000 was utilized by operations.

            The Company has historically experienced days sales outstanding higher than the general industry. For the three month period ended September 30, 1996 the Company's average days sales outstanding was 118 days compared to 102 days for the same period the previous year. For the benefit of isolating operating activity, all amounts relating to license fee agreements have been omitted from this calculation. The high days sales outstanding is primarily due to the timing of production and sales cycles which have generally resulted in a significant portion of product revenue being recognized and invoiced in the extreme later part of each quarter. Additionally, the Company has historically invoiced government contract revenues in the period following the period in which the revenue was recognized.

            The Company invested $1,219,000 for capital equipment during the first three months of fiscal 1997 compared to $1,987,000 in the prior year. Although significant expansion and reconfiguration of all production areas has occurred within the last fifteen months, substantial additional increases in funding will be required to further expand the Company's production capacity to meet current orders. It is anticipated that capital spending will remain elevated over the next six months and that the Company will spend approximately $3 to $4 million for such capital investments. The Company expects to finance these expenditures with $4 million in term debt. On October 17, 1996, the Company obtained a commitment letter from a bank for this funding.

            During the current period the Company repurchased 10,000 shares of common stock for the treasury for $113,000, net of shares issued under option agreements for $47,000, resulting in a net use of $65,000 for financing activities. The majority of the prior period's funding was provided by the Company's September 28, 1995, private placement which netted the Company approximately $17.5 million. $14.8 million of this funding was received by the Company in the quarter that ended September 30, 1995 with the remaining $2.7 million being received the first few days of the next quarter.

            The Company expects to continue to finance its operations and capital expenditures, including those of Real Color Displays, using internally generated funds and from the proceeds from the term debt facility. However, the Company is always evaluating competitive conditions in the industry and as a part of its ongoing strategy may seek additional funding sources as market conditions permit.

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

            The Company periodically has experienced lower than anticipated production yields. Production yield problems in the future could have an adverse effect on the Company's operations. The Company manufactures several key components used in its crystal growth and expitaxial deposition processes and also depends, substantially, on its custom-manufactured processing equipment and systems. Should the Company experience protracted problems in the production of its key components or the operation of its proprietary manufacturing systems, its ability to deliver its products could be materially impacted. The Company is also dependent on single or limited source suppliers for a number of raw materials and components used in its SiC wafer products and LED's. An interruption in the supply of these items could cause the Company's manufacturing efforts to be hampered significantly and result in customer dissatisfaction.

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

            To remain competitive, the Company must continue to invest substantial resources in research and development. The Company's prospects for long-term success are substantially dependent on its ability to continue increasing the performance of its blue LED product. The ability of the Company to compete effectively depends upon its ability to attract and retain highly-skilled engineering, scientific, manufacturing, marketing and managerial personnel.

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

            The Company is subject to a variety of government regulations pertaining to discharges and other aspects of its manufacturing process. The Company believes that it is currently in full compliance with such regulations; however, any failure, whether intentional or inadvertent, to comply with such regulations could have an adverse effect on the Company's business.

            The market price of the Company's securities has been very volatile as a result of many factors, some of which are outside the control of the Company, including, but not limited to, quarterly variations in financial results, announcements by the Company, its competitors, customers, potential customers or government agencies and predictions by industry analysts, as well as general economic conditions. Sales by the Company's existing stockholders, trading by short sellers and other market factors may adversely affect the market price of the Company's securities. Any or all of these risks could have a material adverse affect on the market price of the securities of the Company.

            The Company's quarterly operating results have varied significantly as a result of a number of factors, including the timing and market acceptance of new product introductions by the Company, the timing of significant orders from and shipments to customers, non-recurring license fee income, and general domestic and international economic conditions. The Company's operating results may fluctuate in the future as a result of these and other factors, including the Company's success in developing, introducing, and shipping new products, its product mix, and the level of competition that it experiences.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

            The Company has been named as a defendant in a purported class action lawsuit filed October 25, 1996 in the U.S. District Court for the Middle District of North Carolina. Certain directors and officers of the Company are also named as defendants. The plaintiff seeks to represent a class of all persons who purchased the Company's common stock between February 1, 996 and July 2, 1996 (the "Class Period"). The complaint asserts claims under the Securities Exchange Act of 1934, as well as claims of negligent misrepresentation and common law fraud, based upon alleged material misrepresentations and omission during the Class Period. The Company believes that the allegations of the complaint are without merit and intends to defend the suit vigorously.


Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits:
                        Exhibit 10.54: License and Technology Transfer Agreement between the Company and Shin-Etsu Handotai Co. Ltd., dated September 30, 1996. Confidential treatment of this Exhibit is being requested pursuant to Rule 24 b-2.

                        Exhibit 10.55: Supply Agreement between the Company and Shin-Etsu Handotai Co. Ltd. andSummitomo Corporation, dated September 30, 1996. Confidential treatment of this Exhibit is being requested pursuant to Rule 24 b-2.

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


                                                 CREE RESEARCH, INC.



Date: November 14, 1996                          /s/ Alan J. Robertson
                                                  --------------------
                                                 Alan J. Robertson, CFO and
                                                 Secretary


Date: Novermber 14, 1996                         /s/ F. Neal Hunter
                                                 ------------------------
                                                 F. Neal Hunter, President and
                                                 Chief Executive Officer