Form 10-K405/A
period 1996-06-30
CREE RESEARCH INC /NC/
filed 1996-11-19
CIK 895419

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KA
                                 AMENDMENT NO. 1

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from ______________ to _____________

                         Commission File number 0-21154

                               CREE RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

    North Carolina                                            56-1572719
    (State or other jurisdiction of                        (I.R.S. Employer
         incorporation or organization)                    Identification No.)

         2810 Meridian Parkway, Suite 176
         Durham, North Carolina                                 27713
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The approximate aggregate market value of the Registrant's voting stock held by nonaffiliates of the registrant, as of September 26, 1996, was approximately $124,247,457 (based on the average bid and asked sales prices on that date of $12.69).

Number of registrant's shares of Common Stock, par value $0.005 per share, outstanding of September 26, 1996, was 12,300,858.

Documents incorporated by reference: Portions of Proxy Statement accompanying the notice of the annual meeting of the shareholders of Cree Research, Inc. to be held on November 12, 1996 (Part III).

The Exhibit Index Appears on Page 4 hereof.

                                EXPLANATORY NOTE

         This Amendment is being filed solely to provide the Contract between the Company and Siemens A.G., dated September 11, 1996. Confidential treatment for certain portions of the Contract was requested pursuant to Rule 24b-2. Certain portions of the Contract that were not previously disclosed pending the Securities and Exchange Commission's determination of the Company's request for confidential treatment are included herein.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a) (3)           Exhibits (* filed herewith):

Exhibit No.                Description

10.53*            Contract between the Company and Siemens A.G., dated
                           September 11, 1996

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CREE RESEARCH, INC.


                                   By: /s/ F. Neal Hunter
                                   Name:  F. Neal Hunter
                                   Title: President and Chief Executive Officer

Date: November 18, 1996

                                  EXHIBIT INDEX

Exhibit No.         Description                             Sequential Page No.

10.53*              Contract between the
                    Company and Siemens A.G.,
                    dated September 11, 1996