Form 10-Q/A
period 1996-09-30
CREE RESEARCH INC /NC/
filed 1997-01-28
CIK 895419

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QA
                                 AMENDMENT NO. 1

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                    2810 Meridian Parkway, Suite 144 Durham,
                              North Carolina 27713
                    (Address of principal executive offices)

                                 (919) 361-5709
                         (Registrant's telephone number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.


Number of registrant's shares of Common Stock, par value $0.005 per share, outstanding as of October 21, 1996, was 12,306,858.

                                EXPLANATORY NOTE

            This Amendment is being filed solely to provide the License and Technology Transfer Agreement between the Company and Shin-Etsu Handotai Co. Ltd, dated September 30, 1996 (the "Agreement"). Confidential treatment for certain portions of the Agreement was requested pursuant to Rule 24b-2. Certain portions of the Agreement that were not previously disclosed pending the Securities and Exchange Commission's determination of the Company's request for confidential treatment are included herein.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a) (3)                 Exhibits (* filed herewith):


Exhibit No.                         Description

10.54* License and Technology Transfer Agreement between the Company and Shin-Etsu Handotai Co. Ltd, dated September 30, 1996

                                   SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report on Form 10-QA to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CREE RESEARCH, INC.


                              By: /s/ F. Neal Hunter
                              Name:  F. Neal Hunter
                              Title: President and Chief Executive Officer

Date: January 23, 1997

                                  EXHIBIT INDEX

Exhibit No.             Description                     Sequential Page No.

10.54*           License and Technology Transfer
                 Agreement  between the Company
                 and Shin-Etsu Handotai Co. Ltd
                 dated September 30, 1996