Form 10-Q
period 1996-12-31
CREE RESEARCH INC /NC/
filed 1997-02-04
CIK 895419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1996



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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

As of January 17, 1997, 12,310,502 shares of the registrant's common stock, par value $0.005 per share, were outstanding.

                               CREE RESEARCH, INC.
                                    FORM 10-Q

                                      INDEX



                                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets at December 31, 1996 (unaudited) and
          June 30, 1996                                                                  3

          Consolidated Statements of Operations for the three and six months
          ended December 31, 1996 and 1995 (unaudited)                                   4

          Consolidated Statements of Cash Flows for the six months ended
          December 31, 1996 and 1995 (unaudited)                                         5

          Notes to Consolidated Financial Statements (unaudited)                         7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                     10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              17

Item 4.  Submission of Matters to a Vote of Security Holders                            17

Item 6.  Exhibits and Reports on Form 8-K                                               18

Signatures                                                                              19

Part 1- FINANCIAL INFORMATION
Item 1- Financial Statements


                               CREE RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                                               December 31,                June 30,
                                                                                   1996                      1996
                                                                              ------------------      -------------------
                                                                                (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                   $    8,686,940             $ 10,161,706
     Short-term investments, held to maturity                                         1,579,343                1,787,271
     Accounts receivable, net                                                         6,318,221                6,393,394
     Inventories                                                                      4,996,845                3,226,484
     Prepaid expenses and other current assets                                          117,292                  150,990
                                                                              ------------------      -------------------
               Total current assets                                                  21,698,641               21,719,845


     Long-term accounts receivable                                                      411,560                  464,253
     Property and equipment, net                                                     23,382,320               20,218,101
     Patent and license rights, net                                                   1,265,068                1,204,738
     Other assets                                                                        58,297                   61,714
     Goodwill, net                                                                      107,017                  127,692
                                                                              ------------------      -------------------
               Total assets                                                       $  46,922,903             $ 43,796,343
                                                                              ==================      ===================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                                                     $    1,784,126            $   2,473,609
     Deferred revenue                                                                 1,290,160                   17,330
     Accrued expenses                                                                   733,264                  633,316
                                                                              ------------------      -------------------
               Total current liabilities                                              3,807,550                3,124,255

Long-term accrued expenses                                                              174,470                        -
                                                                              ------------------      -------------------
               Total liabilities                                                      3,982,020                3,124,255

Shareholders' equity
     Common stock, $0.005 par value; 14,500,000 shares authorized; shares issued 12,307,502 and 12,277,418; net of treasury shares at
               December 31 and June 30, 1996, respectively                               61,637                   61,437
     Additional paid-in capital                                                      45,459,580               45,342,063
     Accumulated deficit                                                             (2,429,831)              (4,693,599)
                                                                              ------------------      -------------------
                                                                                     43,091,386               40,709,901
     Less: 20,000 and 10,000 shares of common stock in
               treasury, at cost, respectively                                         (150,503)                 (37,813)
                                                                              ------------------      -------------------
               Total shareholders' equity                                            42,940,883               40,672,088

                                                                              ------------------      -------------------
               Total liablities and shareholders' equity                          $  46,922,903             $ 43,796,343
                                                                              ==================      ===================


    The accompanying notes are an integral part of the financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                              Three Months Ended                             Six Months Ended
                                                                   December 31,                                 December 31,
                                                       ----------------------------------     ----------------------------------
                                                             1996              1995                 1996               1995
                                                       ----------------  ----------------     ---------------   ----------------
Revenues
     Product revenue, net                                 $  4,560,996    $    1,730,962       $   7,312,679     $    3,877,758
     Contract revenue                                        2,297,877         1,182,818           4,365,002          2,395,417
     License fee income                                              -         1,423,160           2,614,976          1,423,160
                                                       ----------------  ----------------     ---------------   ----------------

               Total revenue                                 6,858,873         4,336,940          14,292,657          7,696,335


Cost of revenues                                             5,302,689         2,928,809           9,431,515          5,355,858


               Gross margin                                  1,556,184         1,408,131           4,861,142          2,340,477

Operating expenses
     Research and development                                  181,131           214,069             522,552            377,853
     Sales, general and administrative                       1,062,945           701,163           1,969,350          1,378,364
                                                       ----------------  ----------------     ---------------   ----------------

               Income from operations                          312,108           492,899           2,369,240            584,260

Other income (expense)
     Gain (loss) on disposal of property and equipment          92,126                -            (179,126)            13,533
     Interest income                                           179,378           341,921             326,935            433,574
     Interest expense                                           (2,366)           (2,620)             (2,366)            (5,478)
                                                       ----------------  ----------------     ---------------   ----------------

               Earnings before income taxes                    396,994           832,200           2,514,683          1,025,889


Provision for income taxes                                      39,146            10,000             250,915             10,000
                                                       ----------------  ----------------     ---------------   ----------------

               Net income                                 $    357,848   $       822,200       $   2,263,768     $    1,015,889
                                                       ================  ================     ===============   ================




Net earnings per share                                   $         0.03  $           0.07     $         0.17    $           0.09
                                                       ================  ================     ================  ================


Weighted average shares outstanding                         13,011,957        12,018,541          13,018,404         11,380,536
                                                       ================= ==================   ================  ================




    The accompanying notes are an integral part of the financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Six Months Ended
                                                                                            December 31,
                                                                            --------------------------------------------
                                                                                  1996                      1995
                                                                            -------------------      -------------------
Operating activities:
     Net income                                                                 $    2,263,768            $   1,015,889
     Adjustments to reconcile net income to net cash provided by
               (used in) operating activities:
     (Gain) loss on disposal of property and equipment                                 179,126                  (13,533)
     Depreciation and amortization                                                   1,546,461                  612,127
     Amortization of patent rights                                                      48,014                   63,625
     Amortization of goodwill                                                           20,675                   20,667
     Loss on write off of patents                                                       20,274                        -
     Non-cash compensation expense related to stock options                                  -                    1,722
     Changes in assets and liabilities:
               Accounts receivable                                                      75,173               (1,721,256)
               Inventories                                                          (1,770,361)                (657,347)
               Deferred costs on research contracts                                          -                   81,006
               Prepaid expenses and other assets                                        89,808                  (71,772)
               Accounts payable, trade                                                (689,483)                (157,686)
               Deferred revenue                                                      1,272,830                        -
               Accrued expenses and other liabilities                                  274,418                  (72,555)
                                                                            -------------------      -------------------
               Net cash provided by (used in) operating activities                   3,330,703                 (899,113)

Investing activities:
     Maturity of investment securities                                                 207,928                2,003,650
     Purchases of property and equipment                                            (4,889,806)              (6,701,041)
     Proceeds from sale of property and equipment                                            -                   50,000
     Purchase of patent rights                                                        (128,618)                (115,333)
                                                                            -------------------      -------------------

               Net cash used in investing activities                                (4,810,496)              (4,762,724)

Financing activities:
     Repurchase of common stock                                                       (112,690)                       -
     Net proceeds from issuance of common stock                                        117,717               20,746,571
                                                                            -------------------      -------------------

     Net cash provided by financing activities                                           5,027               20,746,571
                                                                            -------------------      -------------------

Net increases (decreases) in cash and cash equivalants                              (1,474,766)              15,084,734
Cash and cash equivalents:
     Beginning of period                                                            10,161,706                3,748,422
                                                                            -------------------      -------------------
     End of period                                                              $    8,686,940             $ 18,833,156
                                                                            ===================      ===================





    The accompanying notes are an integral part of the financial statements.








                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited) - (Continued)

                                                                                        Six Months Ended
                                                                                           December 31,
                                                                           --------------------------------------------
                                                                                 1996                      1995
                                                                           -------------------      -------------------
Supplemental schedule of non-cash investing and financing activities:
     Accounts payable recorded for purchases of equipment                     $       708,425            $   1,104,065
     Professional fees associated with equity transactions                                               $      19,000
     Cash paid for interest                                                                              $       5,478





    The accompanying notes are an integral part of the financial statements.

                               CREE RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Basis of Presentation

         The balance sheet as of December 31, 1996, the statements of operations for the three and six month periods ended December 31, 1996 and 1995, and the statement of cash flows for the six months ended December 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996, and all periods presented, have been made. The balance sheet at June 30, 1996, has been derived from the audited financial statements as of that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1996 Form 10-K. The results of operations for the period ended December 31, 1996, are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Inventories

         Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

                                            December 31, 1996      June 30, 1996

                  Raw materials                $2,286,000             $1,309,000
                  Work-in-progress              1,382,000                948,000
                  Finished goods                1,329,000                969,000
                                               -----------          ------------
                                               $4,997,000             $3,226,000
                                               ==========             ==========

Loan Availability

The Company has access to a term loan financing arrangement of up to $4,000,000 to facilitate the purchase of new equipment. The provisions of the loan were agreed to in October and the Company has up to six months from that date to exercise this option. The loan accrues interest at 8% and carries customary covenants, namely the maintenance of a minimum tangible net worth and cash and investment balances. Collateral would consist of a first position lien on equipment purchased. As of December 31, 1996, there were no outstanding borrowings under this facility.

License Fee Income

         On September 30, 1996, the Company entered into a license and technology transfer agreement and a related supply agreement with Shin-Etsu Handotai Co. Ltd. ("SEH") and other parties. Pursuant to these agreements, the Company granted SEH a license to use certain epitaxial and device fabrication process technology for the manufacture of the Company's blue light-emitting diode product and has agreed to supply silicon carbide wafers required to manufacture the licensed product. The license agreement provides for payment of a license fee and running royalties based on a percentage of sales of products made using the licensed technology. The license fee is payable in installments. The first and second installments totaling $1,200,000 were collected during the second quarter of 1997, and additional $500,000 payments are due on March 31, 1997, June 30, 1997 and June 30, 1998. The Company recorded a long-term accrued expense of $186,000 payable June 30, 1998 to the third party that brokered the license agreement. Substantially all of the Company's obligations to transfer the licensed technology were performed at September 30, 1996, and the net present value of the license fee payments and commission was recognized at that time.

Research and Development Cost Policy

         The Company benefits from research and development efforts sponsored by both government contracts and from internal corporate funding. Contracts are awarded to the Company to fund both short term and long term research projects. Contract revenues represent funding by various U.S. Government entities of research and development costs and a portion of the Company's general and administrative expenses either on a cost plus or a cost share basis.

         In accordance with the cost share provisions of the U.S. Government contracts, the Company has incurred some direct manufacturing, and an allocated portion of research and development and general and administrative costs, that are not funded, totaling $366,000 and $897,000, for the three and six month periods ended December 31, 1996, respectively. The Company spent $188,000 and $283,000, respectively, in these same type of unfunded costs in the second quarter and first six months of fiscal 1996.

         Contract revenues from the U.S. Government contracts funded direct manufacturing expenditures of $1,745,000 and $3,429,000, for the three and six month periods ended December 31, 1996. Contract revenues also funded direct expenditures of $826,000 and $1,784,000, for the three and six month periods ended December 31, 1995. The related expenses, and the direct manufacturing portion of unfunded costs (cost share amounts), are classified as a cost of revenue.

             Also included as contract revenue is the amount received from the U.S. Government for research and development and general and administrative costs associated with the contracts. For the three and six months ended December 31, 1996, the amounts reimbursed totaled $355,000 and $620,000, respectively. Comparable amounts paid by contract funding in the prior year were $264,000 and $487,000. The related expenses to this government funding and the unfunded portion of costs (cost share amounts), appear as research and development and general and administrative expenses.

           Contract revenue also includes additional funding totaling $173,000 and $317,000, for the three and six month periods ended December 31, 1996, for the profit element of cost-plus contracts and facilities cost of capital reimbursement. Comparable amounts for fiscal 1996 are $23,000 and $125,000, respectively.

Income Taxes

         The Company has provided an estimated tax provision based upon an effective rate of 10%. The estimated effective rate was based upon projections of income for the fiscal year and the Company's ability to utilize existing net operating loss carryforwards. However, the actual effective rate may vary depending upon actual pre-tax book income for the year.

Reclassifications

         Reclassifications of certain amounts have been made to the June 30, 1996 consolidated balance sheet and the statement of operations for the three and six months ended December 31, 1995 to conform to the fiscal 1997 presentation. These reclassifications had no effect on shareholders' equity, the results of operations or per share data.

Contingencies

            The Company has been named as a defendant in a purported class action lawsuit filed December 20, 1996 in the U.S District Court for the Middle District of North Carolina. Certain directors and officers of the Company are also named as defendants. The plaintiff seeks to represent a class of all persons who purchased the Company's common stock between February 1, 1996 and July 2, 1996 (the "Class Period"). The complaint asserts claims under the Securities Exchange Act of 1934, as well as claims of negligent misrepresentation and common law fraud, based upon alleged material misrepresentations and omissions during the Class Period.

The claims asserted in the suit are substantially the same as those in the complaint filed October 25, 1996 in the same court, which was described in the Company's report on Form 10-Q filed for the period ended September 30, 1996. The plaintiffs in the two actions have jointly moved that the actions be consolidated. The Company believes that the allegations of both suits are without merit and intends to defend them vigorously.

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

         This document also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the Company's ability to increase production capacity and yield and to reduce product unit costs, price competition, other actions of competitors, infringement of intellectual property rights of the Company or others, the effects of government regulation, both foreign and domestic, availability of U.S. government funded research contracts, possible delays in the introduction of new products, customer acceptance of products or services and other factors. Other risks are discussed under "Risk Factors" described below.

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

Results of Operations

         The Company's revenues of $6,859,000 for the three month period and $14,293,000 for the six months ended December 31, 1996, represent a 58% and an 86% increase over the same periods in fiscal 1996, respectively. Included in the current six month period, is a one-time net license fee of $2,615,000. The license fee was earned pursuant to a license and technology transfer agreement entered into September 30, 1996 with Shin-Etsu Handotai Co. Ltd. ("SEH"). Pursuant to this agreement, the Company granted SEH a license to use certain expitaxial and device fabrication process technology for the manufacture of the Company's blue light-emitting diode ("LED") product. The license fee is payable in installments. The first and second installments totaling $1,200,000 were collected in the second quarter, and additional $500,000 payments are due on March 31, 1997, June 30, 1997 and June 30, 1998. The Company recorded a long-term accrued expense of $186,000 payable June 30, 1998 to the third party that brokered the agreement. Substantially all of the Company's obligations to transfer the licensed technology were performed at September 30, 1996, and the net present value of the license fee payments and commission was recognized at that time. Results for the three and six months ended December 31, 1995, included one time net license fee revenue of $1,423,000. This license fee was earned pursuant to a development license and supply agreement entered into October 25, 1995 with Siemens A.G. ("Siemens") in which the Company granted Siemens a license to use certain technology to manufacture blue LED products.

         Product revenue increased 163% to $4,561,000 for the quarter ended December 31, 1996 compared to $1,731,000 for the same period in fiscal 1996. Product revenue also increased 89% to $7,313,000 for the six month period ended December 31, 1996, compared to $3,878,000 for the same period in the previous year. Product revenue is comprised of LED sales, wafer and other material sales, module display products and Real Color Displays, Inc ("RCD") moving message sign sales.

             LED sales increased 551% for the quarter ended December 31, 1996 as compared to the same period in the prior year. For the six months ended December 31, 1996, LED revenue increased 223% as compared to the same period in fiscal 1996.

            Capacity increases and production yield improvements enabled the Company to increase the number of LED's produced and shipped during the second quarter. The Company's goal is to continue to increase the production output of its DH-85 chip. If the Company is unable to bring additional capacity on line, or fails to continue the current trend of improving yields, the Company may be unable to deliver LED's according to schedule or at reasonable cost levels. This would negatively impact margins for the LED product and may cause the Company to post negative operating results.

         On September 6, 1996, the Company signed a Purchase Agreement with Siemens, pursuant to which Siemens has agreed to purchase LED chips made using the Company's gallium nitride-on-silicon carbide technology. The agreement calls for shipments having an aggregate purchase price of approximately $6.5 million during the fiscal year ending June 30, 1997 and additional shipments aggregating approximately $5.5 million during the six-month period ending December 31, 1997, although these additional shipments are subject to deferral of up to six months, and to cancellation at Siemens' election by making cancellation payments to the Company. Substantially all of the LED sales of the

Company during the second quarter, and substantially all of the backlog orders of the Company, are pursuant to this agreement with Siemens. Consequently, the Company is reliant on Siemens for sales of its primary product and a reduction in sales to Siemens would have an adverse effect on the Company.

             A primary goal of the Company is to attract additional LED customers who order commercial volumes of LEDs as the Company expands its production capabilities. If the Company is unable to expand its customer base, its revenue and earnings growth potential would be adversely impacted by its production expansion plans.

            The Company believes that lower pricing for its DH-85 product is necessary to significantly grow market demand, although there can be no assurance that lower prices will result in increased sales revenues to the Company. To offer lower pricing to customers, the Company must reduce unit costs of production. The planned introduction of a conductive buffer layer chip, which is currently under development. is expected to allow for significant reductions in the manufacturing cost of the chip. If the Company is unable to manufacture this new chip structure, its ability to reduce costs appreciably would be impacted. This would probably impact market development and growth for the Company's LED business.

         Wafer sales increased 88% for the three months ending December 31, 1996, over the same period in the prior year. Year to date, wafer revenue has grown 63%, over fiscal 1996 results. Additional sales were realized as a result of greater demand for the Company's SiC wafers and the availability of additional crystal growth capacity as well as capacity and yield improvements in other processing areas.

         Module sales provided revenue of $545,000 and $741,000 for the three months and six months ended December 31, 1996. These figures compare to revenue of $9,000 recorded in the second quarter of 1996, as this was a new business at that time. RCD display moving message sign sales fell by 69% to $138,000 during the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996. For the six months ended December 31, 1996, RCD display sign sales were $272,000 compared to $1,006,000 recorded in the prior year. This significant reduction in revenue is mainly attributable to a declining interest from our customer base, as moving message signs are no longer "newer" technology. Customers are now more interested in specific purpose static signs. The make up of customers is also changing from small dealers and distributors to equipment manufacturers. As a result of these changes, the Company continues to focus increasing sales efforts on the module line of business.

         Research contract revenues increased 94% to $2,298,000 for the three month period, and 82% to $4,365,000 for the six month period ended December 31, 1996, as compared to fiscal 1996 results, respectively. This increase is mainly attributable to management's commitment, and the U.S. Government's partnering with new funding contracts, to the advancement of silicon carbide and gallium nitride technology, primarily in blue laser, microwave and material development. Other silicon carbide projects are also targeted.

         The Company's gross margin was 23% and 34% for the three and six months ended December 31, 1996, respectively. This compares to 32% and 30% for the same time periods in fiscal 1996, respectively. License fee revenue is included in both six month periods and the prior year second quarter gross margins. There was no license fee revenue recorded in the second quarter of 1997. Without license fees, gross margins would have been $2,246,000 or 19% for the current six month period ended December 31, 1996, and (.5)% and 15%, respectively, for the three and six month comparative periods in fiscal 1996. The overall increase in margins, net of license fee revenue, results from higher throughput and yield efficiency on LED and materials products, which is lowering the cost per unit.

         The Company benefits from research and development efforts sponsored by both U.S. Government contracts and from internal corporate funding. Contracts are awarded to the Company to fund both short term and long term research projects. Contract revenues represent funding by various government entities for research and development costs and a portion of the Company's general and administrative expenses either on a cost plus or a cost share basis. Funding for projects with near term applications for the Company typically include a cost share component that the Company is responsible for absorbing. Projects that may not have readily available production applications or projects that relate to longer term development are normally awarded on a cost plus basis with built in margins of 7% to 10%.

         For financial statement purposes, costs associated with government contract research, appear as cost of revenues for the direct manufacturing portion (including the cost share component), research and development for indirect labor and related costs and general and administrative expenses for overhead costs. For the six months ended December 31, 1996, research and development costs include a one time write off of $93,000 for the closure of the Company's Eastern European Division. The Eastern European Division was a basic research division for some of the Company's material and device development work. The Company has decided to focus all of its research and development efforts at its domestic locations.

         Sales, general and administrative expenses increased by 52% to $1,063,000 and 43% to $1,969,000 for the three and six month periods ending December 31, 1996, compared to the same period in fiscal 1996, respectively. For the quarter, the increase is attributable to overall cost increases to support the growth of the Company and greater legal fees associated with the defense of the pending securities class action lawsuit (see Part II, Item 1). Year to date, expenditures are ahead of the prior year due to a combination of the net present value of the $186,000 brokerage fee ($172,000) associated with the license fee revenue recorded in the first quarter, and other cost increases to support the growth of the business. The Company expects sales, general and administrative expenses to continue to rise in future periods, as it anticipates increasing its marketing efforts to find new customers for the blue LED product, and heavier costs in connection with the defense of the above mentioned legal action.

             During the three months ended December 31, 1996, the Company retired two research oriented silicon carbide epitaxial reactors that will be used in the future for spare parts. The total write-off related to this retirement was $92,000. During the first quarter of 1997, the Company also retired equipment associated with the closing of the Eastern European Division. The total write off of this equipment was $87,000.

         Interest income decreased $163,000 and $107,000, when comparing the three and six month periods ending December 31, 1996 to the three and six month periods ending December 31, 1995. This decrease is attributable to lower investable cash balances available throughout the current periods. The Company concluded a private equity placement in September, 1995, that increased available cash in fiscal 1996. Much of this cash has now been invested in plant and equipment.

Liquidity and Capital Resources

         The Company's cash and current investment balance was $10,266,000 at December 31, 1996 and $11,949,000 at June 30, 1996. For the first six months of fiscal 1997, the Company's operations generated $3,331,000 in cash. Funds employed in operations were used mainly to fund increasing inventory balances and decreasing trade payables relating to operating activities. For the same period in fiscal 1996, $899,000 was utilized by operations.

         During the quarter, the Company focused on reducing the amount of trade accounts receivable outstanding. During the three months ended December 31, 1996, accounts receivable balances were reduced by $2,940,000.

         The Company invested $4,890,000 in capital equipment during the first six months of fiscal 1997 compared to $6,701,000 in the prior year. Although significant expansion and reconfiguration of many production areas has occurred within the last eighteen months, substantial additional increases in funding will be required to further expand the Company's production capacity to meet orders and enhance productivity. It is anticipated that capital spending will remain elevated over the next six months and that the Company will spend approximately $5 million to $6 million for capital investments primarily in the crystal growth, epitaxial and clean room areas. The Company expects to finance these expenditures with cash generated from operations, current available cash and a $4 million term loan. On October 17, 1996, the Company obtained a commitment letter from a bank for this term loan. As of December 31, 1996, there were no outstanding borrowings under this facility.

         During the current six month period, the Company repurchased 10,000 shares of common stock for the treasury for $113,000, and issued shares under option agreements for $118,000, resulting in a net increase of $5,000 for financing activities. The majority of the prior period's funding was provided by the Company's September 28, 1995, private placement which netted the Company approximately $17.5 million and funds received in connection with option exercises.

         The Company expects to continue to finance its operations and capital expenditures, using internally generated funds and from the proceeds from the term debt facility. However, the Company continually evaluates competitive conditions in the industry and as a part of its ongoing strategy, may seek additional funding sources as market conditions permit.

Risk Factors

         Ownership of the Company's common stock is subject to a number of risks, including the following:

         Since the Company's inception, the Company has derived approximately half of its revenues from sales of products and the other half from funded research contracts. Over the same period, the Company estimates that approximately a third of its product sales have been made to customers for commercial applications with the balance being sold for research purposes. A number of customers are still evaluating the long term usefulness of the blue LED, and on-going sales of significant volumes of products to these customers cannot be assured. There can also be no assurance that competitors will not introduce products that are competitive with or superior to the Company's blue LED.

         The Company periodically has experienced lower than anticipated production yields. Production yield problems in the future could have an adverse effect on the Company's operations. The Company manufactures several key components used in its crystal growth and expitaxial deposition processes and also depends, substantially, on its custom-manufactured processing equipment and systems. Should the Company experience protracted problems in the production of its key components or the operation of its proprietary manufacturing systems, its ability to deliver its products and reduce unit costs to desired levels could be materially impacted. The Company is also dependent on single or limited source suppliers for a number of raw materials and components used in its SiC wafer products and LED's. An interruption in the supply of these items could cause the Company's manufacturing efforts to be hampered significantly and result in customer dissatisfaction.

         The Company relies on a small number of customers for the majority of its sales and presently is almost solely reliant on a supply agreement with Siemens A.G. as a customer for its DH-85 blue LED chip. The loss of any one of these customers could have a material adverse effect on the business and prospects of the Company. The Company has, and is expected to continue to have, a substantial percentage of its sales to foreign companies, primarily in Japan, Korea, Taiwan, China and Europe. There can be no assurance that the Company's current intellectual property position will be enforceable in foreign countries to the extent it is enforceable in the United States. In addition, the

Company's international sales may be subject to government controls and other risks, including export licenses, federal restrictions on the export of technology, changes in demand resulting from currency fluctuations, political instability, trade restrictions, changes in tariffs, and difficulties managing international operations and collecting accounts receivable.

         To remain competitive, the Company must continue to invest substantial resources in research and development. The Company's prospects for long-term success are substantially dependent on its ability to continue increasing the performance of its blue LED product.

         Over the last several years, the Company has been awarded a number of contracts from agencies of the United States government for purposes of developing SiC material and SiC-based semiconductor devices. Government policy is constantly changing, however, and there can be no assurance that the Company will enter into any additional government contracts or, if such contracts are entered into, that they will be profitable or produce contract revenues. In addition, there can be no assurance that after any such contracts are entered into, changing government regulations will not significantly alter the benefits of such contracts or arrangements that can be expected to inure to the Company. Cutbacks in, or reallocations of, federal spending, including changes which could be proposed or implemented in the future, could have a material, adverse impact on the Company's results of operations, as well as its ability to implement its research and development programs.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company has been named as a defendant in a purported class action lawsuit filed December 20, 1996 in the U.S. District Court for the Middle District of North Carolina. Certain directors and officers of the Company are also named as defendants. The plaintiff seeks to represent a class of all persons who purchased the Company's common stock between February 1, 1996 and July 2, 1996 (the "Class Period"). The complaint asserts claims under the Securities Exchange Act of 1934, as well as claims of negligent misrepresentation and common law fraud, based upon alleged material misrepresentations and omissions during the Class Period.

            The claims asserted in the suit are substantially the same as those in the complaint filed October 25, 1996 in the same court, which was described in the Company's report on Form 10-Q filed for the period ended September 30, 1996. The plaintiffs in the two actions have jointly moved that the actions be consolidated. The Company believes that the allegations of both suits are without merit and intends to defend them vigorously.


Item 4. Submission of Matters to a Vote of Security Holders

            The Company's Annual Meeting of Shareholders convened on November 12, 1996. The meeting was held at Cree Research, Inc. located at 2810 Meridian Parkway, Durham, North Carolina. At the meeting there were 10,243,415 shares of common stock of the Company present in person and by proxy representing, a quorum of the 12,300,858 common stock shares outstanding and entitled to vote as of the September 23, 1996 record date.

            The following proposals were introduced and voted upon:

PROPOSAL NO.1
Election of Directors
                                Vote        Percent of     Votes     Percent of
Names                           For         Votes Cast   Withheld    Votes Cast

F. Neal Hunter              10,160,697        99.19%      82,718        .81%
Calvin H. Carter, Jr        10,160,697        99.19%      82,718        .81%
Walter L. Robb              10,160,697        99.19%      82,718        .81%
Michael W. Haley            10,160,297        99.19%      83,118        .81%
Dolph W. von Arx            10,160,297        99.19%      83,118        .81%
James E. Dykes              10,147,363        99.06%      96,052        .94%
John W. Palmour             10,160,697        99.19%      82,718        .81%


                                                                                               Percentage of
                                                                     Percent of                    Shares
                                                                     Votes Cast                 Outstanding

PROPOSAL NO.2
Amended and Restated Equity Compensation Plan

              8,687,841 votes were cast FOR                            92.6%                       70.6%
              600,823 votes were cast AGAINST                           6.4%                        4.9%
              96,063 votes were ABSTAINED                               1.0%                         .8%

              TOTAL VOTES CAST        9,384,727

PROPOSAL NO. 3
Retaining Current Auditors


              9,988,110 votes were cast FOR                             97.5%                      81.2%
              29,949 votes were cast AGAINST                              .3%                        .2%
              225,356 votes were ABSTAINED                               2.2%                       1.8%

              TOTAL VOTES CAST      10,243,415


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

                                       CREE RESEARCH, INC.



Date: February 4, 1997                 /s/Alan J. Robertson
      ----------------                 ---------------------------
                                       Alan J. Robertson, Chief
                                       Financial Officer  and
                                       Secretary


Date: February 4, 1997                 /s/F. Neal Hunter
      ----------------                 ---------------------------
                                       F. Neal Hunter, President and
                                       Chief Executive Officer





                                       21

