Form 10-Q
period 1997-03-31
CREE RESEARCH INC /NC/
filed 1997-05-02
CIK 895419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 1997



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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

            As of April 14, 1997, 12,400,968 shares of the registrant's common stock, par value $0.005 per share, were outstanding.

                               CREE RESEARCH, INC.
                                    FORM 10-Q

                                      INDEX




                                                                                               Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets at March 31, 1997 (unaudited) and
          June 30, 1996                                                                           3
          Consolidated Statements of Operations for the three and nine months
          ended March 31, 1997 and 1996 (unaudited)                                               4

          Consolidated Statements of Cash Flows for the nine months ended
          March 31, 1997 and 1996 (unaudited)                                                     5

          Notes to Consolidated Financial Statements (unaudited)                                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                              12


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       20

Item 6.  Exhibits and Reports on Form 8-K                                                        20

Signatures                                                                                       21


Part 1- FINANCIAL INFORMATION
Item 1- Financial Statements

                              CREE RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                          March 31,         June 30,
                                                                            1997              1996
                                                                      ------------------ ---------------
                                                                         (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                            $    8,339,792    $ 10,161,706
    Short-term investments, held to maturity                                  -               1,787,271
    Accounts receivable, net                                                  7,031,441       6,393,394
    Inventories                                                               4,987,151       3,226,484
    Prepaid expenses and other current assets                                   332,799         150,990
                                                                      ------------------ ---------------
           Total current assets                                              20,691,183      21,719,845

    Long-term accounts receivable                                               417,820         464,253
    Property and equipment, net                                              24,196,313      20,218,101
    Patent and license rights, net                                            1,185,046       1,204,738
    Other assets                                                                111,853          61,714
    Deferred income tax                                                         270,000               -
    Goodwill, net                                                                96,690         127,692
                                                                      ------------------ ---------------
           Total assets                                                   $  46,968,905    $ 43,796,343
                                                                      ================== ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                                              $    1,797,087      $2,473,609
    Deferred revenue                                                          -                  17,330
    Income taxes payable                                                        250,428               -
    Accrued expenses                                                            937,044         633,316
                                                                      ------------------ ---------------
           Total current liabilities                                          2,984,559       3,124,255

Long-term accrued expenses                                                      176,836              -
                                                                      ------------------ ---------------
           Total liabilities                                                  3,161,395       3,124,255


Shareholders' equity:
    Common stock, $0.005 par value; 14,500,000 shares
    authorized; shares issued 12,389,468 and 12,277,418;
    net of treasury shares at March 31, 1997
    and June 30, 1996, respectively                                              62,047          61,437
    Additional paid-in capital                                               45,771,841      45,342,063
    Accumulated deficit                                                     (1,875,875)     (4,693,599)
                                                                      ------------------ ---------------
                                                                             43,958,013     40,709,901
    Less: 20,000 and 10,000 shares of common stock in
           treasury, at cost, respectively                                    (150,503)         (37,813)
                                                                      ------------------ ---------------
           Total shareholders' equity                                        43,807,510      40,672,088
                                                                      ------------------ ---------------
           Total liabilities and shareholders' equity                     $  46,968,905    $ 43,796,343
                                                                      ================== ===============



    The accompanying notes are an integral part of the financial statements.

 .


                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)






                                                           Three Months Ended                   Nine Months Ended
                                                                March 31,                            March 31,
                                                   ------------------------------------  ----------------------------------
                                                       1997                 1996              1997               1996
                                                   --------------     -----------------  ---------------    ---------------
Revenues
    Product revenue, net                              $ 5,570,554       $    2,657,193     $ 12,883,233        $ 6,534,951
    Contract revenue                                    1,394,973              960,558        4,995,592          2,535,461
    License fee income                                   -                   -                2,614,976          1,423,160
                                                   --------------     -----------------  ---------------    ---------------
           Total revenue                                6,965,527            3,617,751       20,493,801         10,493,572

Cost of product revenue                                3,487,690             1,735,586        8,697,226          5,014,414
Cost of contract revenue                               1,244,176               798,768        4,461,573          1,928,521
                                                   --------------     -----------------  ---------------    ---------------


           Gross margin                                2,233,661             1,083,397        7,335,002          3,550,637

Operating expenses:
    Research and development                             484,730               414,832        1,247,481            919,448
    Sales, general and administrative                  1,079,380               716,076        3,048,730          2,094,440
                                                   --------------     -----------------  ---------------    ---------------

           Income from operations                        669,551              (47,511)        3,038,791            536,749

Other income (expense)
    Other income (expense)                              (204,146)               (2,502)        (383,272)             11,031
    Net interest income                                  138,064               254,356          462,633            682,452
                                                   --------------     -----------------  ---------------    ---------------

           Income before income taxes                   603,469               204,343        3,118,152          1,230,232
Provision for income taxes                               49,513                    -           300,428             10,000
                                                   --------------     -----------------  ---------------    ---------------

           Net income                               $   553,956         $     204,343     $  2,817,724        $ 1,220,232
                                                   ==============     =================  ===============    ===============

Net income per share                                $      0.04         $        0.02       $     0.22             $ 0.10
                                                   ==============     =================  ===============    ===============

Weighted average shares outstanding                   13,054,489            13,116,196       13,030,433         12,838,412
                                                   ==============     =================  ===============    ===============


    The accompanying notes are an integral part of the financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                     March 31,
                                                                       ----------------------------------
                                                                             1997              1996
                                                                       -----------------  ---------------
Operating activities:
    Net income                                                          $    2,817,726   $    1,220,232
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
    Loss (gain) on disposal of property and equipment                          385,559          (11,031)

    Depreciation and amortization                                            2,413,974        1,084,086

    Amortization of patent rights                                               78,809           95,623

    Amortization of goodwill                                                    31,002           31,001

    Loss on write off of patent applications                                   129,141              -

    Non-cash compensation expense related to stock options                         -              1,725

    Changes in assets and liabilities:
       Accounts receivable                                                    (591,614)      (2,507,210)
       Inventories                                                          (1,760,667)      (1,513,759)
       Deferred costs on research contracts                                        -             81,006

       Prepaid expenses and other assets                                      (501,948)         (156,931)

       Accounts payable, trade                                                (910,382)          289,594

       Deferred revenue                                                        (17,330)             -

       Accrued expenses and other liabilities                                  730,992           (21,326)
                                                                            --------------  ---------------

       Net cash provided by (used in) operating activities                   2,805,262        (1,406,990)


Investing activities:
    Maturity of investment securities                                        1,787,271         2,110,758

    Purchases of property and equipment                                     (6,561,781)      (10,467,324)
    Proceeds from sale of property and equipment                                17,896            51,736

    Purchase of patent rights                                                 (188,258)         (207,390)

                                                                      -----------------   ---------------

       Net cash used in investing activities                                (4,944,872)       (8,512,220)

Financing activities:
    Repurchase of common stock                                                (112,690)             -
    Net proceeds from issuance of common stock                                 430,386        20,795,215

                                                                      -----------------  ----------------

         Net cash provided by financing activities                             317,696        20,795,215

                                                                      -----------------  ---------------

Net increase (decrease) in cash and cash equivalents                        (1,821,914)       10,876,005
Cash and cash equivalents:
    Beginning of period                                                     10,161,706        3,748,422

                                                                      -----------------  ---------------
    End of period                                                       $    8,339,792      $14,624,427
                                                                      =================  ===============

    The accompanying notes are an integral part of the financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited) - (Continued)

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                      ----------------------------------
                                                                            1997              1996
                                                                      -----------------  ---------------
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                   -           $    5,478

    Cash paid for income taxes                                         $ 50,000                -

Supplemental schedule of non-cash investing and financing activities:

    Accounts payable recorded for purchases of equipment               $233,860           1,638,475

    The accompanying notes are an integral part of the financial statements.

                               CREE RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

         The balance sheet as of March 31, 1997, the statements of operations for the three and nine month periods ended March 31, 1997 and 1996, and the statements of cash flows for the nine months ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997, and all periods presented, have been made. The balance sheet at June 30, 1996, has been derived from the audited financial statements as of that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1996 Form 10-K. The results of operations for the period ended March 31, 1997, are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Inventories

         Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

                                                       March 31, 1997        June 30, 1996
                                                          (000's)               (000's)
             Raw materials                               $ 2,117                $1,309
             Work-in-progress                              1,181                   727
             Finished goods                                1,689                 1,190
                                                          $4,987                $3,226

Loan Availability

The Company has access to a term loan financing arrangement of up to $4,000,000 to facilitate the purchase of new equipment. The provisions of the loan were agreed to in October 1996 and the Company had up to six months from that date to exercise this option. In April 1997, this option was extended until June 1997. The loan would accrue interest at 8% and would carry customary covenants, namely the maintenance of a minimum tangible net worth and cash and investment balances. As of March 31, 1997, there were no outstanding borrowings under this facility.

License Fee Income

         On September 30, 1996, the Company entered into a license and technology transfer agreement and a related supply agreement with Shin-Etsu Handotai Co. Ltd. ("SEH") and other parties. Pursuant to these agreements, the Company granted SEH a license to use certain epitaxial and device fabrication process technology for the manufacture of the Company's blue light-emitting diode product and has agreed to supply silicon carbide wafers required to manufacture the licensed product. The license agreement provides for payment of a license fee and running royalties based on a percentage of sales of products made using the licensed technology. The license fee is payable in installments. The first and second installments totaling $1,200,000 were collected during the second quarter of 1997, an additional payment of $500,000 was collected during the third quarter of 1997, and two remaining payments of $500,000 are due on June 30, 1997 and June 30, 1998, respectively. The Company recorded a long-term accrued expense of $186,000 payable June 30, 1998 to the third party that brokered the license agreement. Substantially all of the Company's obligations to transfer the licensed technology were performed at September 30, 1996, and the net present value of the license fee payments and commission was recognized at that time.

Research and Development Accounting Policy

         The Company partners with the Federal government in many of its current research and development efforts. By entering into contracts, the Company has most of its research and product development costs funded by the U.S. Government. The contract funding may be based on a cost-plus or a cost-share arrangement. Pursuant to each contract, the amount of funding is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For cost-share contracts, the actual costs are divided between the U.S. Government and the Company based on the terms of the contract. The government's cost share is then funded to the Company. Activities performed under these arrangements include research regarding silicon carbide and gallium nitride materials. The contracts typically require submission of a written report to document the results of such research.

            Effective January 1, 1997, the Company has reclassified for accounting purposes some of the funds received from the U.S. Government and associated direct costs. In previous periods, all funding was reported as contract revenue and all direct costs were reported as costs of revenue. Beginning in the third quarter of 1997, the classification is determined based on the nature of the contract. Contracts the Company anticipates that funding will exceed direct costs over the life of the contract, are treated in a manner consistent with prior periods or contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract,costs will be reported as research and development expenses and related funding as an offset of those expenses. As a result of this reclassification, the Company has increased its gross margin. The following table details information about contracts for which direct expenses exceed funding by period as included in research and development expenses:

                                                   Three months ended     Nine months ended
                                                        March 31,             March 31,
                                                         (000's)              (000's)
                                                   1997          1996     1997         1996
Net Research & Development costs                  $ 223        $  137   $  432        $ 243
Government funding                                  663           405    1,427        1,226
Total direct costs incurred                      $  886       $   542   $1,859       $1,469


During the life of these contracts, total direct expenditures and funding are estimated to be $8,925,000 and $6,857,000, respectively. As of March 31, 1997, direct expenses and funding of $6,842,000 and $5,494,000, respectively, have been recognized in connection with these contracts.

Significant Sales Contract

             In September 1996, the Company entered into a Purchase Agreement with Siemens AG ("Siemens"), pursuant to which Siemens agreed to purchase LED chips made using the Company's gallium nitride-on-silicon carbide technology. The original agreement called for shipments from September 1996 through December 1997, however, Siemens was granted the right under certain terms, to defer or cancel shipments scheduled for the July-December 1997 period. As of February 28, 1997, the Company had shipped all quantities required to be shipped by that date under the terms of the agreement, plus the quantities originally scheduled for shipment in March and April 1997.

              In March 1997, Siemens and the Company reached an agreement in principle to amend the Purchase Agreement with respect to shipments to be made on and after March 1, 1997. Siemens issued purchase orders for its March and April requirements under the amended terms pending negotiation and execution of a definitive written amendment, and the parties subsequently executed a definitive amendment effective April 22, 1997. The amendment provides for enhanced product specifications requested by Siemens. These specifications require that all LED's shipped on and after March 1, 1997 be tested to meet a maximum rating for resistance to electrostatic discharge. In exchange for the higher grade chip, Siemens agreed to make non-cancelable all shipments scheduled through September 30, 1997, rather than June 30,1997 as provided in the original Purchase Agreement. The amendment also limits Siemen's right to defer shipments to 10% of the scheduled quantities. Additionally, the amendment provides for higher per unit prices than the corresponding prices in the original Purchase Agreement and also provides, as did the original agreement, for reductions in unit prices as the cumulative volume shipped increases. The higher prices were negotiated by the Company to offset increased per unit costs expected over the next few months as a result of the enhanced specifications.

            Revenues received from Siemens for shipments beginning May 1, 1997 are subject to certain foreign currency provisions in the amendment whereby Siemens will receive discounts if the conversion rate of the German mark to the U.S. dollar at the date of shipment has averaged 1.75 or more for the preceding thirty days. As of March 31, 1997, the Company has recognized approximately $5,100,000 as revenue under this contract.


Income Taxes

         The Company has provided an estimated tax provision based upon an effective rate of 10%. The estimated effective rate was based upon projections of income for the fiscal year and the Company's ability to utilize existing net operating loss carryforwards. However, the actual effective rate may vary depending upon actual pre-tax book income for the year.


Reclassifications

         Reclassifications of certain amounts have been made to the June 30, 1996 consolidated balance sheet and the statement of operations for the three and nine months ended March 31, 1996, and related footnotes disclosure, to conform to the fiscal 1997 presentation. These reclassifications had no effect on shareholders' equity, the results of operations or per share data.

Earnings Per Share

            The Company will adopt Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share", on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior periods data presented will be restated to conform to the provisions of SFAS No. 128.

            If the Company had adopted SFAS No. 128 for the periods ended March 31, 1997, the following computation would have been used to arrive at basic income per share and diluted income per common share that would have been presented on the consolidated statements of operations:

                                                    Three Months Ended                         Nine Months Ended
                                                         March 31,                                  March 31,
                                           ------------------------------------        -----------------------------------
                                                 1997               1996                    1997                1996
                                           -----------------   ----------------        ----------------    ---------------
Net income                                  $   553,956        $   204,343             $  2,817,724        $  1,220,232


Weighted average common shares               12,325,857         12,227,630               12,299,866          11,681,533
                                           -----------------   ----------------        ----------------    ---------------

Basic income per common share               $      0.04        $      0.02              $      0.23        $       0.10
                                           =================   ================        ================    ===============


Net income                                  $   553,956        $   204,343              $ 2,817,724        $  1,220,232


Weighted average shares:

Common shares outstanding                    12,325,857         12,227,630               12,299,866          11,681,533

Dilutive effect stock options &
warrants                                        728,632            888,566                  730,567           1,156,879
                                          -----------------   ----------------        ----------------    ---------------

Total shares                                 13,054,489         13,116,196               13,030,433          12,838,412

Diluted income per share                    $      0.04        $      0.02              $      0.22         $      0.10
                                          =================   ================        ================    ===============


Contingencies

            As reported in its filings on Form 10-Q for the periods ended September 30 and December 31, 1996, the Company is a defendant in securities litigation pending before the U.S. District Court for the Middle District of North Carolina. Certain directors and officers of the Company are also named as defendants. The litigation was commenced as separate actions filed October 25, 1996, and December 20, 1996, which were subsequently consolidated by order of the court.

            Plaintiffs filed an amended consolidated complaint on March 17, 1997. The claims in the consolidated complaint are substantially the same as those in the separate complaints previously filed. Plaintiffs seek to represent a class of all persons who purchased the Company's common stock between February 1, 1996 and July 2, 1996 (the "Class Period"). They assert claims under the Securities Exchange Act of 1934, as well as claims of negligent misrepresentation and common law fraud, based upon alleged material misrepresentations and omissions during the Class Period.

                The Company believes that the plaintiffs' allegations are without merit and intends to defend the cases vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Cautionary Statements Identifying Important Factors That Could Cause the Company's Actual Results to Differ From Those Projected in Forward Looking Statements

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that the document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to various risks and uncertainty, which could cause actual results to differ materially from those indicated by the statements. Examples of forward looking statements include but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products or methodology or predictions of actions by customers, suppliers, or competitors, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company and its business.

         This document also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the Company's ability to increase yield and to reduce product unit costs, price competition, other actions of competitors, infringement of intellectual property rights of the Company or others, the effects of government regulation, both foreign and domestic, availability of U.S. government funding for research contracts, possible delays in the introduction of new products, customer acceptance of products or services and other factors. Other risks are discussed below in the section titled "Other Factors Affecting Forward Looking Statements".

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

Results of Operations

         The Company's revenues of $6,966,000 for the three month period and $20,494,000 for the nine months ended March 31, 1997, represent a 93% and 95% increase over the same periods in fiscal 1996, respectively. Included in the results for the current nine month period is a one-time net license fee of $2,615,000. The license fee was earned pursuant to a license and technology transfer agreement entered into

September 30, 1996 with Shin-Etsu Handotai Co. Ltd. ("SEH"). Pursuant to this agreement, the Company granted SEH a license to use certain expitaxial and device fabrication process technology for the manufacture of the Company's blue light-emitting diode ("LED") product. The license fee is payable in installments. The first and second installments totaling $1,200,000 were collected in the second quarter of 1997, an additional payment of $500,000 was collected in the third quarter, and two remaining payments of $500,000 are due on June 30, 1997 and June 30, 1998, respectively. The Company recorded a long-term accrued expense of $186,000 payable June 30, 1998 to the third party that brokered the agreement. Substantially all of the Company's obligations to transfer the licensed technology were performed at September 30, 1996, and the net present value of the license fee payments and commission was recognized at that time. Results for the nine months ended March 31, 1996, included a one-time net license fee revenue of $1,423,000. This license fee was earned pursuant to a development license and supply agreement entered into October 25, 1995 with Siemens A.G. ("Siemens") in which the Company granted Siemens a license to use certain technology to manufacture blue LED products.

         Product revenue increased 110% to $5,571,000 for the quarter ended March 31, 1997 compared to $2,657,000 for the same period in fiscal 1996. Product revenue increased 97% to $12,883,000 for the nine month period ended March 31, 1997, compared to $6,535,000 for the same period in the previous year. Product revenue is comprised of LED and wafer sales, module display products and Real Color Displays, Inc ("RCD") moving message sign sales.

             LED sales increased 282% for the quarter ended March 31, 1997 as compared to the same period in the prior year. For the nine months ended March 31, 1997, LED revenue increased 252% as compared to the same period in fiscal 1996.

            During the past year, the Company has worked to improve yield and enhance capacity. Success in these efforts has enabled the Company to increase the number of LED's produced and shipped during the current fiscal year. The Company will continue these efforts, as increased output of the DH-85 chip is considered to be a major factor for the continued growth of the organization . If the Company fails to continue the current trend of improving yields, it may be unable to meet its scheduled contract commitments for LED's, or its contracts may not generate profits for the Company. This would negatively impact margins for the LED product and may cause the Company to post negative operating results.

          In September 1996, the Company entered into a Purchase Agreement with Siemens AG ("Siemens"), pursuant to which Siemens agreed to purchase LED chips made using the Company's gallium nitride-on-silicon carbide technology. The original agreement called for shipments to be delivered from September 1996 through December 1997, however, Siemens was granted the right under certain terms, to defer or cancel shipment scheduled for the July-December 1997 period. As of February 28, 1997, the Company has shipped all quantities required to be shipped by that date under the terms of the agreement, plus the quantities originally scheduled for shipment in March and April 1997.

                 In March 1997, Siemens and the Company reached an agreement in principle to amend the Purchase Agreement with respect to shipments to be made on and after March 1, 1997. Siemens issued purchase orders for its March and April requirements under the amended terms pending negotiation and execution of a definitive written amendment, and the parties subsequently executed a definitive amendment effective April 22, 1997. The amendment provides for enhanced product specifications requested by Siemens. The specifications require that all LEDs shipped on and after March 1, 1997 be tested to meet a maximum rating for resistance to electrostatic discharge. In exchange for the higher grade chip, Siemens agreed to make non-cancelable all shipments scheduled through September 30, 1997, rather than June 30, 1997 as provided in the original Purchase Agreement. The amendment also limits Siemens' right to defer shipments to 10% of the scheduled quantities. Additionally, the amendment provides for higher per unit prices than the corresponding prices in the original Purchase Agreement and also provides, as did the original agreement, for reductions in unit prices as the cumulative volume shipped increases. The higher prices were negotiated by the Company to offset increased per unit costs expected over the next few months as a result of the enhanced specifications.

                  Revenues received from Siemens for shipments beginning May 1, 1997, are subject to certain foreign currency provisions, whereby Siemens will receive discounts if the conversion rate of the German mark to the U.S. dollar at the date of shipment has averaged 1.75 or more for the preceding thirty days. As of March 31, 1997, the Company has recognized approximately $5,100,000 as revenue under this contract.

             The Company is currently focused on obtaining additional LED customers who are interested in ordering commercial volumes of the product. If the Company is unable to expand its customer base, its revenue and earnings growth potential could be adversely impacted.

            The Company believes that in order to significantly grow market demand for the DH-85 product, it must substantially lower prices. To offer lower pricing to customers, the Company must first reduce unit costs of production. The planned introduction of a conductive buffer layer chip, currently under development, is expected to enhance yield output which should allow for a significant reduction in the manufacturing cost of each chip. If the Company is unable to manufacture this new chip structure, its ability to reduce costs appreciably would be impacted. This situation would curtail market development and growth for the Company's LED business.

         Wafer sales have increased 26% for the three months ending March 31, 1997, over the same period in the prior year. Year to date, wafer revenue has grown 48% over fiscal 1996 results. Additional sales were realized as a result of greater demand for the

Company's SiC wafers and the availability of the product as capacity and yield improvements have been made.

         The module business segment recorded negative revenue of $(374,000) for the third quarter of 1997. This was caused by the return of a significant sale made during the first half of the fiscal year, as the product did not meet the customer's final specifications. Module sales for the nine month period ended March 31, 1997 were $367,000. Comparatively, module sales recorded in the prior year were $54,000 and $63,000 for the three and nine month periods ended March 31, 1996, as the product was introduced in that year. Moving message sign sales by the Company's subsidiary, Real Color Displays, Inc. ("RCD") fell by 44% to $85,000 during the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. For the nine months ended March 31, 1997, RCD display sign sales were $358,000 compared to $1,150,000 recorded in the prior year. This significant reduction in revenue is mainly attributable to a declining interest from our customer base. Customers are now more interested in specific purpose static signs. The make up of customers is also changing from small dealers and distributors to equipment manufacturers.

         Research contract revenues increased 45% to $1,395,000 for the three month period, and 97% to $4,996,000 for the nine month period ended March 31, 1997, as compared to fiscal 1996 results, respectively. This increase is mainly attributable to management's commitment, and the U.S. Government's partnering with new funding contracts, to the advancement of silicon carbide and gallium nitride technology, primarily in microwave, blue laser and basic material development.

         The Company's gross margin was 32% and 36% of revenue for the three and nine months ended March 31, 1997, respectively. This compares to 30% and 34% for the same time periods in fiscal 1996, respectively. License fee revenue, which has no corresponding cost, is included in both nine month period results. Without license fees, gross margins would have been $4,720,000 or 26% of revenue for the current nine month period ended March 31, 1997, and 23% of revenue for the nine month comparative period in fiscal 1996. The overall increase in margins, net of license fee revenue, results from higher throughput and yield efficiency on LED and materials products, thereby lowering the cost per unit. To meet enhanced LED specifications requested by Siemens (discussed above), the Company expects the cost of revenues to rise for the next few months. In order to maintain existing margins, the Company has negotiated a higher price per chip. This higher price will decline over the duration of the contract. Therefore, if the Company is unable to improve efficiency under the new chip standards, the results could negatively impact gross margin levels. Also, as a result of a reclassification of certain contract revenue and cost of revenues to research and development expense (see Research and Development Accounting Policy footnote disclosure), gross margin has improved from prior periods.

         The Company benefits from research and development efforts sponsored by both U.S. Government contracts and from internal corporate funding. Contracts are awarded to the Company to fund both short term and long term research projects. Funding for projects with near term applications for the Company typically include a cost-share component that the Company is responsible for absorbing. Projects that may not have readily available production applications or projects that relate to longer term development are normally awarded on a cost-plus basis with built in margins of 7% to 10%.

         For financial statement purposes, the reporting of contract activity is based on the nature of the contract. For contracts under which the Company anticipates that funding will exceed direct costs, all funding is reported as revenue and direct costs are reported as cost of revenues. For contracts under which the Company anticipates that direct costs will exceed funding, costs are reflected as research and development expenses with related funding amounts offsetting these costs.

             For the nine months ended March 31, 1997, research and development costs also include a one time write off of $93,000 for the closure of the Company's Eastern European Division. The Eastern European Division was a basic research division for some of the Company's material and device development work.

         Sales, general and administrative expenses increased by 51% to $1,079,000 and 46% to $3,049,000 for the three and nine month periods ending March 31, 1997, compared to the same periods in fiscal 1996, respectively. For the quarter, the increase is attributable to overall cost increases to support the growth of the Company, including recruiting and salary costs for additional sales personnel to focus the business on gaining new LED customers, and greater legal fees associated with the defense of the pending securities class action lawsuit (see Part II, Item 1). Year to date, expenditures are higher than the prior year due to a combination of the net present value of the $186,000 brokerage fee ($172,000) associated with the license fee revenue recorded in the first quarter, higher legal fees and other cost increases to support the growth of the business. The Company expects sales, general and administrative expenses to continue to increase in future periods as it expands its sales efforts and due to the pending litigation, which may result in greater legal fees and other expenses.

             Other income (expense) includes disposal costs for fixed assets and expenses resulting from abandoned patent applications. During the three and nine month periods ended March 31, 1997, the Company retired fixed assets with net book values of $207,000 and $386,000, respectively. Much of these retirements were considered to be a part of a one-time write-down of assets. During the first quarter of 1997, the Company also retired equipment associated with the closing of the Eastern European Division. The total write off of this equipment was $87,000. During the third quarter of 1997, unamortized patent costs were also reviewed for impairment. This analysis resulted in a $109,000 write-down for abandoned assets. Finally, during the third quarter of 1997, other income (expense) was reduced by $123,000, for proceeds received from an insurance settlement. A claim for business interruption reimbursed the Company for lost first quarter 1997 profits resulting from a temporary plant shut down that was caused by a natural disaster.

         Net interest income decreased $116,000 and $220,000, when comparing the three and nine month periods ending March 31, 1997 to the three and nine month periods ending March 31, 1996. This decrease is attributable to lower investable cash balances available throughout the current periods. The Company concluded a private equity placement in September, 1995, that increased available cash in fiscal 1996.

Liquidity and Capital Resources

             The Company's cash and current investment balance was $8,340,000 at March 31, 1997 and $11,949,000 at June 30, 1996. For the first nine months of fiscal 1997, the Company's operations generated $2,805,000 in cash. For the same period in fiscal 1996, $1,407,000 was utilized by operations.

           The Company invested $6,562,000 in capital equipment during the first nine months of fiscal 1997 compared to $10,467,000 during the same period in the prior year. At this time, much of the capital expansion planned for the fiscal year has been completed. The Company anticipates some additional facilities spending throughout fiscal 1997, although, a reduction of expenditures is anticipated over the next several months. The Company has the ability to finance additional expenditures with cash generated from operations, current available cash and the availability of a $4 million term loan. On October 17, 1996, the Company obtained a commitment letter from a bank for this term loan. As of March 31, 1997, there were no outstanding borrowings under this facility.

         During the current nine month period, the Company repurchased 10,000 shares of common stock for the treasury for $113,000, and issued shares under option and warrant agreements for $430,000. The majority of the prior year's funding was provided by the Company's September 28, 1995, private placement which netted the Company approximately $17.5 million and funds received in connection with option and warrant exercises.

         The Company expects to continue to finance its operations and capital expenditures using internally generated funds and possibly from the proceeds of the term debt facility. However, the Company continually evaluates competitive conditions in the industry and, as a part of its ongoing strategy, may seek additional funding sources as market conditions permit.

Other Factors Affecting Forward Looking Statements

            Statements in this document and elsewhere that are forward-looking are subject to a number of risks and uncertainties which could cause actual results to differ materially, including the following:

         Since the Company's inception, the Company has derived a significant portion of its revenue from U.S. Government funded research contracts. Over the same period, the Company estimates that a substantial part of its product sales have been made to customers for research purposes. A number of customers are still evaluating the long term usefulness of the blue LED, and on-going sales of significant volumes of products cannot be assured. There can also be no assurance that competitors will not introduce products that are competitive with or superior to the Company's blue LED.

         The Company periodically has experienced lower than anticipated production yields. Production yield problems in the future could have an adverse effect on the Company's operations. The Company manufactures several key components used in its crystal growth and expitaxial deposition processes and also depends, substantially, on its custom-manufactured processing equipment and systems. Should the Company experience protracted problems in the production of its key components or the operation of its proprietary manufacturing systems, its ability to deliver its products and reduce unit costs to desired levels could be materially impacted. The Company is also dependent on single or limited source suppliers for a number of raw materials and components used in its SiC wafer products and LED's. An interruption in the supply of these items could cause the Company's manufacturing efforts to be hampered significantly and result in losses or customer dissatisfaction.

         The Company relies on a small number of customers for the majority of its sales. At present, most of Cree's sales of the DH-85 blue LED chip are to Siemens pursuant to the parties' Purchase Agreement dated September 6, 1996, as amended April 22, 1997. This agreement calls for shipments through December 1997, subject to certain cancellation provisions. The cancellation of the current contract, or the failure to renew this agreement, could have a material adverse effect on the business and prospects of the Company. Dependence on one or a few customers may require the Company to agree to unfavorable contract terms and conditions that could cause contracts to be unprofitable. Likewise, the failure of the Company to diversify its customer base could limit the prospects for the blue LED business.

            The Company has, and is expected to continue to have, a substantial percentage of its sales to foreign companies, primarily in Japan, Korea, Taiwan, China and Europe. There can be no assurance that the Company's current intellectual property position will be enforceable in foreign countries to the extent it is enforceable in the United States. In addition, the Company's international sales may be subject to government controls and other risks, including export licenses, federal restrictions on the export of technology, changes in demand resulting from currency fluctuations, political instability, trade restrictions, changes in tariffs, and collecting accounts receivable.

         To remain competitive, the Company must continue to invest substantial resources in research and development. The Company's prospects for long-term success are substantially dependent on its ability to continue to increase the performance of its blue LED product and to increase production efficiency. The successful introduction of the conductive buffer layer chip, which is expected to increase yield and lower production costs, is very important to the Company achieving its development goals. Without this implementation, the Company may not maintain or realize growth in the LED business.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         As reported in its filings on Form 10-Q for the periods ended September 30 and December 31, 1996, the Company is a defendant in securities litigation pending before the U.S. District Court for the Middle District of North Carolina. Certain directors and officers of the Company are also named as defendants. The litigation was commenced as separate actions filed October 25, 1996, and December 20, 1996, which were subsequently consolidated by order of the court.

           Plaintiffs filed an amended consolidated complaint on March 17, 1997. The claims in the consolidated complaint are substantially the same as those in the separate complaints previously filed. Plaintiffs seek to represent a class of all persons who purchased the Company's common stock between February 1, 1996 and July 2, 1996 (the "Class Period"). They assert claims under the Securities Exchange Act of 1934, as well as claims of negligent misrepresentation and common law fraud, based upon alleged material misrepresentations and omissions during the Class Period.

            The Company believes that the plaintiffs' allegations are without merit and intends to defend the cases vigorously.




Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
                  Exhibit 10.56: First Amendment to Purchase Agreement, dated as of April 22, 1997, between the Company and Siemens A.G. Confidential treatment of portions of this Exhibit is being requested pursuant to Rule 24 b-2.

                  Exhibit 11:  Computation of Earnings per Share


         (b) Reports on Form 8-K:
                  None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CREE RESEARCH, INC.



Date: May 2, 1997                            /s/Alan J. Robertson
                                             Alan J. Robertson, Chief
                                             Financial Officer  and
                                             Secretary


Date: May  2, 1997                           /s/F. Neal Hunter
                                             F. Neal Hunter, President and
                                             Chief Executive Officer