Form 10-K
period 1997-06-30
CREE RESEARCH INC /NC/
filed 1997-08-15
CIK 895419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM ____ TO _____

                           COMMISSION FILE NO. 0-21154

                               CREE RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

NORTH CAROLINA                                        56-1572719
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

               2810 MERIDIAN PARKWAY, SUITE 144, DURHAM, NC 27713
          (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (919) 361-5709

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.005 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of August 8, 1997 was approximately $175,729,164 (based on the closing sale price of $17.13 per share).

The number of shares of the registrant's Common Stock, $0.005 par value per share, outstanding as of August 8, 1997 was 12,563,948.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 11, 1997 are incorporated by reference into Part III.

                               CREE RESEARCH, INC

                                    FORM 10-K

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                      INDEX

                                                                                         PAGE
PART I

Item  1.        Business                                                                  3

Item  2.        Properties                                                               15

Item  3.        Legal Proceedings                                                        15

Item  4.        Submission of Matters to a Vote of Security Holders                      15

PART II

Item  5.        Market for Registrant's Common Equity and Related
                        Stockholder Matters                                              16


Item  6.        Selected Financial Data                                                  16

Item  7.        Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                             18

Item  8.        Financial Statements and Supplementary Data                              23

Item 9.         Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosures                             44

PART III

Item 10.        Directors and Executive Officers of the Registrant                       44

Item 11.        Executive Compensation                                                   44

Item 12.        Security Ownership of Certain Beneficial Owners and
                        Management                                                       44

Item 13.        Certain Relationships and Related Transactions                           44

PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K          45

                Signatures                                                               50

                                     PART I


ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
--------------------------------------------------------------------------------
         Cree Research, Inc. ("Cree" or "the Company") was incorporated in North Carolina in 1987. The Company develops, manufactures and markets electronic devices using silicon carbide ("SiC") and other wide bandgap semiconductor material technology. The Company believes that, for certain applications, SiC-based semiconductor devices offer significant advantages over products based on other semiconductor materials. The Company was founded to commercialize the production of SiC material, and to develop and market SiC-based semiconductor products.

         Cree has developed a proprietary process for the growth of SiC crystals and their fabrication into wafers and semiconductor devices. The first commercial application of this technology was a light-emitting diode ("LED") that takes advantage of the ability of SiC material to emit blue light. The Company's first LED product was introduced in October 1989. The Company believes that it is currently the principal commercial manufacturer of SiC wafers and SiC-based blue LED chips in the world although blue LEDs are produced by competitors using materials other than SiC.

         The Company markets its blue LED chip products principally to customers who incorporate them into surface mounted LED and packaged lamp components for resale to original equipment manufacturers ("OEMs"). Cree began to ship volume quantities of the blue LED in fiscal 1991 and 1992. In 1995, Cree released an improved LED using gallium nitride on silicon carbide materials technology. The Company has since worked to ramp up its manufacturing capacity for this product.

         The Company also sells SiC wafer products to corporate, government, and university research laboratories. These customers utilize the material as the basis for research into SiC based electronic devices or the development of prototypes of such devices. The Company also is engaged in a variety of research programs related to the advancement of SiC process technology and the development of electronic devices that take advantage of SiC's unique physical and electronic properties. These research projects are primarily funded by federal government agencies and departments and corporate partners.

         In August 1994, the Company formed a wholly-owned subsidiary, Real Color Displays, Inc. ("RCD"), to develop and market full color LED moving message displays. As an entry into this business, RCD acquired the assets of a Hong-Kong based company engaged in the sale of moving message signs. Vertical integration into the LED display market was seen as a means for the Company to enhance its core position in LED chip production. RCD's strategy is to target the low-end full color moving message display market, which is comprised of one and two-line message signs that display text messages and single graphics. These products are used in a variety of applications such as retail point of sale advertising, information signs, casino displays, transportation signs and market information tickers. During the second half of fiscal 1996, Cree introduced a new LED based product, marketed as the "Real Color Module(TM)" component, which the Company sells to OEMs for use in building large area video and graphic display systems. This product has become the primary focus for the future of the Company's display business.

NARRATIVE DESCRIPTION OF
BUSINESS                                                                PRODUCTS
--------------------------------------------------------------------------------
BLUE LEDS

         Cree introduced its blue LED chip product in fiscal 1990 and has since developed several generations of blue LED products, including a more robust chip introduced in fiscal 1997 that can withstand higher amounts of electrostatic discharge. Inexpensive LED lamps that produce red and green light have been available for many years. The Company has been working continuously to reduce the cost of its blue LED chip. Cree believes that the rate of market development is significantly dependent on pricing for the blue LED chip. Certain competitors offer blue LEDs at selling prices higher than the Company's prices. The commercial availability of the blue LED, in conjunction with red and green, enables the creation of lamps and displays capable of producing any color in the visible spectrum by combining blue with other previously available colors. There are two primary areas of the LED market that the Company's blue LED product is currently serving; the markets for solid-state lighting components and displays. The Company's blue LED chips are presently being used or designed into applications such as automotive lighting and full-color displays.

         The Company supplies blue LED chips that OEMs use to manufacture solid-state light components. Single lamp red, green, or blue indicators can be used for consumer electronics, industrial instrumentation, automotive, and military applications that require a full spectrum of colors. The Company anticipates that the market for single blue LED lamps will also increase significantly, once the pricing of these products is similar to that of the red and green LED products available today. During fiscal 1997, the Company was able to significantly reduce its cost to manufacture an upgraded blue LED product through higher throughput and greater yields. If the Company can continue this trend, it will allow the Company greater flexibility in pricing to customers in the future.

         Blue LEDs combined with red and green LEDs allow the development of full color displays. Such displays are currently being marketed in various formats by customers of the Company for indoor messaging and advertising applications. The majority of the market for LED-based display applications is in the Far East. The Company's principal customers who serve the display market are located in China, Taiwan and Japan. Cree also sells the LED product to European and domestic accounts.


WAFER PRODUCTS

          The Company manufactures wafer materials that are supplied to three markets: corporate, government and university programs. These wafers are currently being used in research and development applications by these customers. Each order may be sold as a bare wafer or customized by adding epitaxial films, depending upon the nature of the devices that the customer intends to develop. The application areas for these devices may include high frequency, high power and high temperature uses. Wafer prices vary substantially, depending upon the customer's specifications. The potential market for wafers depends on whether the Company's customers are successful in creating commercial products using SiC materials.

 MODULES

         The Company markets a modular LED-based component to customers as a building block for indoor customized video and graphic display systems. The product is a low profile full-color LED sub-assembly for use in both large and small scale full-color LED display systems and features a 170 degree viewing angle. It uses surface mount pixels which combine the three primary color LED chips, which are then assembled into very thin modules and can be combined to form any size display.

         Due to the potentially diverse market for LED display systems, the Company cannot effectively address all opportunities at the display system level and therefore the Company has chosen a strategy of supplying modules directly to well established LED display system suppliers. This approach maximizes the efficiency of the Company's sales resources and minimizes the capital investments that would need to be made as a systems supplier and does not place the Company in competition with potential display system customers. The Company has recently re-focused operations and is offering four standard products which are being laboratory qualified.

MOVING MESSAGE SIGNS

         The Company's Real Color Displays subsidiary has been manufacturing full color moving message sign products since its inception in August of 1994. The Company is able to produce a variety of color moving message products at costs which are comparable to multi-three-color signs by utilizing the betagraphing technology which RCD acquired. The sign products range in brightness from indoor to "high-bright", which is suitable for store window applications. These products provide a low cost and effective way of displaying text messages which can be easily changed and updated. The possible applications for these displays include point of sale advertising and informational signs. As with the module business, the Company has also re-focused operations and intends to market eight standard products, along with a limited custom business, depending on the size of the order.


PRODUCT DEVELOPMENT
--------------------------------------------------------------------------------
         The Company is engaged in a number of research and development projects. Some projects have the goal of developing commercial products for the market in the near term. Other projects have longer term goals. There can be no assurance as to the successful development of commercial products or the timing thereof. All of the Company's products are developed internally and have been evolved based on proprietary materials using silicon carbide. Most of the projects currently under development are also derivatives of the base proprietary materials.

         The Company partners with the Federal government in many of its current research and development efforts. By entering into contracts, the Company has most of its research and development costs funded by the U.S. Government. Contracts are awarded to the Company to fund both short term and long term research projects. Funding for projects with near term applications for the Company typically include a cost-share arrangement. Projects that may not have readily available production applications or projects that relate to longer term development are normally awarded on a cost plus basis with built in margins exceeding 5%. Pursuant to each contract, the amount of funding is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative costs, and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For cost-share contracts, the actual costs are divided between the U.S. Government and the Company based on the terms of the contract. The government's cost share is then funded to the Company. The contracts typically require the submission of a written report to document the results of such research.

         For financial reporting purposes, the Company includes funding for all cost-plus and cost-share contracts, where the Company anticipates that total funding will exceed direct costs over the life of the contract, as contract revenue. All associated direct costs for these contracts are reported as cost of contract revenue. For cost-share contracts where the Company anticipates that costs will exceed funding over the life of the contract, funding is reflected as a reduction of research and development expenses, while direct costs are reported as research and development expenses. During fiscal years 1997, 1996 and 1995, the Company spent $9,411,000, $5,572,000, and $4,072,000, respectively, for direct expenditures relating to product research and development activities. During the same periods, the U.S Government funded $8,760,000, $5,721,000 and $4,348,000, respectively, for direct and indirect expenses. The Company expects to continue to support substantial research and product development projects during the next fiscal year.

         The following applications are currently under research and development by the Company:

SILICON CARBIDE MATERIAL

         The Company continually conducts research aimed at improving the quality of its wafers and enhancing its epitaxial process. The Company believes it can increase the volume of its wafers while lowering manufacturing costs, and permiting the development of more complex devices. The key determinant that will enable the manufacture of a more complex device, such as power semiconductors, is the substrate quality and wafer size. Epitaxial thickness, lower micropipe density and the elimination of variation are important factors to improve yield, marketability and lower cost. A larger two inch wafer size, which the Company expects to introduce in fiscal 1998, will also better fit most production fabrication facilities. The Company continues work on a $6.2 million contract awarded by the Defense Advanced Research Projects Agency ("DARPA") to fund this research and development. The contract runs through May 1998.

LOW COST BLUE LED CHIPS

         In fiscal 1995 Cree developed a blue LED die, that was much brighter than its prior generation blue LED. The brighter chip was developed by depositing a thin layer of gallium nitride (GaN) on a SiC substrate as opposed to a SiC thin film on SiC substrate. The upgraded chip has a wider range of potential applications in indoor display and other uses.

         In order for the product to approach the acceptance of the red and green LED, the Company's management believes the price of the chip must be significantly reduced. In order to reduce the cost of production, the Company must attain success in modifying the chip structure to allow for smaller die and increasing the wafer size to two inches in diameter. Both of these modifications are expected to significantly reduce unit costs by improving the die per wafer yield. The development of these processes is expected to be completed in fiscal 1998, although there can be no assurance that this goal will be achieved. In addition to the change in chip structure, the Company is also working to place in production a conductive buffer version of its LED product. The conductive buffer version is expected to significantly reduce costs of the epitaxial and clean room steps in the LED manufacturing process. If the Company does not achieve appropriate increases in yields, then costs would fail to decline significantly and the Company's ability to generate acceptable margins would be impaired.

HIGH-POWER RADIO FREQUENCY AND MICROWAVE TRANSISTORS

         The Company is working to develop high-power radio frequency and microwave transistors. Such devices could eventually have important applications in cellular phone base stations, high-power solid-state broadcast systems for television and radio, satellite communications, radar search and detection equipment and electronic counter measure systems.

         During fiscal 1997, the Company reported the development of SiC transistors that operate at frequencies up to 50 gigahertz ("GHz"). In addition, Motorola has previously completed power measurements on the devices and has determined that the transistors operate at 2.8 watts per millimeter at 1.8 GHz. This power density is two to three times higher than that normally achieved with equivalent silicon or gallium arsenide devices. Recently, the Company has achieved success by dramatically improving device yields. Cree's goal is to create repeatable power levels in excess of 50 watts and across frequencies from 1 to 10 gigahertz. Although prototype devices have been developed, additional development work is needed to achieve commercial viability. During fiscal 1997, the Company has secured significant funding from Naval Research Laboratories, DARPA, and the Army Research Laboratories to advance this research. The former contract runs through February 1998, and the latter two contracts run through 1999.

BLUE AND ULTRAVIOLET ("UV") LASER DIODES

         The storage capacity of optical disk drives can be increased significantly by utilizing a laser diode capable of emitting short wavelength light. The Company believes that a laser diode fabricated from gallium nitride and related materials deposited on SiC substrates could be capable of emitting a shorter blue wavelength light than that of the longer wavelength red or infrared lasers used today. This technology could potentially increase the storage capability of optical disk drives by a factor of four to five. This increased storage capability could lead to advances in CD-ROM data storage and audio and video compact disc applications. The government's interest in the blue laser diode is for the next generation of high density optical recording and playback systems as well as lightweight countermeasure and covert communication systems for the military. In April, 1995 the Company began work on a two year $4.0 million contract from DARPA to develop a blue laser diode. The Company also entered into a joint research agreement with Philips Laboratories-Briarcliff ("Philips") in March 1995 to cooperate in the development of the blue laser diode; this agreement, which was originally scheduled to expire in March 1997, is being terminated effective September 30, 1997.

         Additional funds were allocated to the development of the blue laser diode in June of 1996 when DARPA awarded $4.3 million to be spent over a three year period. The deliverable specified in the latest DARPA contract is for Cree to demonstrate a blue laser diode within a certain range of wavelengths and power outputs with a greater than 1,000 hour life. Commercial lasers typically have a specification for 1,000 to 10,000 hours of useful life. As a part of this development, in June 1997, Cree announced that it was capable of demonstrating an electrically pulsed GaN based blue laser with an operating lifetime in excess of one hour. In addition, in July 1997 the Company also announced that it has demonstrated a continuous wave laser operation at room temperature. Improved high reflectivity facet coatings, which lowered the threshold current for lasing, were applied to achieve this result. The continuous wave emission lasted for more than fifteen seconds. Improvements in the laser structure obtained by facet coating reduces device heating and allows for continuous operation. Substantial work is still needed to produce a blue laser capable for commercial application. In order to promulgate interest and advance this technology, the Company will seek aggressive corporate partners to assist with this research in the near future. There can be no assurance that a commercial product will result from this research and development effort.

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

         Cree continues to make progress in improving the quality of its SiC material, improving processes for fabricating devices and improving device designs. However, there is no assurance that further work will result in improvements in processes, material quality and end products that are necessary to introduce such products to market. Also, it is anticipated that the Company will need to develop methods to reliably produce wafers of a three inch diameter in order to make such devices economically viable. There can be no assurance that this will be accomplished.

HIGH-TEMPERATURE DEVICES

         The Company has developed prototype SiC-based transistors and rectifiers that operate at very high temperatures. These high-temperature semiconductors have potential applications in the aerospace and automotive industries. For example during fiscal 1997, Cree demonstrated the first complementary MOS (CMOS) operational amplifiers in SiC. The CMOS technology increased the gain of the SiC devices by a factor of 100, and could operate at temperatures as high as 660 F. These devices could be used to amplify low level sensor signals directly on the engine block of an automobile engine to measure engine performance. This allows the optimization of fuel economy by adjusting engine performance during operation. In addition, these devices could find use in applications such as down hole drilling equipment, space-based power systems and electronic vehicles. Although prototype devices have been developed for some of the applications mentioned, additional development work is needed to achieve commercial viability. This area of development will not be a priority for the Company during the next fiscal year.

NONVOLATILE RANDOM ACCESS MEMORIES ("NVRAMS")

         Cree has been investigating the possible development of SiC-based NVRAM products. SiC-based NVRAMs may be able to retain an electrical charge for an extended period without being refreshed. The Company believes that SiC-based NVRAMs could be capable of "write" speeds many times faster than silicon-based nonvolatile memory devices. The Company is nearing the completion of a $4.8 million contract with the Office of Naval Research ("ONR").

         The Company has conducted a review of all of its development efforts and has determined that the cost and time involved for commercialization of such devices is too great, and accordingly, the Company does not expect to continue efforts in this area.

GEMSTONE APPLICATIONS

         Under a development agreement entered into with a related party, C3, Inc. ("C3"), in June 1997, the Company has undertaken a five-year program directed to development of near-colorless single crystalline silicon carbide material for use in gemstones as a diamond substitute. C3 will pay Cree's direct costs of the development effort, plus a percent margin on certain costs. Improved material resulting from the development program are expected to be supplied to C3 under a separate supply agreement between the parties, which provides for prices based on Cree's production costs plus a specified margin. Materials purchased by C3 under the supply agreement may be used solely for the fabrication and sale of gemstones. See Note 9 in the Notes to Consolidated Financial Statements.


STRATEGIC ALLIANCES
--------------------------------------------------------------------------------
         The Company believes that the formation of strategic alliances with other companies is a viable strategy for more quickly developing its technology, bringing certain products to market and defraying investment in resources.

         Cree and Siemens A.G. ("Siemens") entered into a Development, License and Supply Agreement in fiscal 1996 to work jointly on the development of a green LED using gallium nitride on silicon carbide substrates, as well as improvements to Cree's blue LED product. Siemens is a major manufacturer of LED lamps for their merchant components business. In addition to undertaking the joint development program, Siemens committed to pay a $1.5 million license fee, to license certain epitaxial and fabrication technology from Cree for use in the manufacture of green and blue LEDs. The agreement also includes provisions under which Cree will supply a portion of Siemens' requirements for blue and green LEDs and wafer products required for the manufacture of such LEDs. In September 1996, the Company entered into a Purchase Agreement with Siemens, pursuant to which Siemens agreed to purchase blue LED chips made using the Company's gallium nitride-on-silicon carbide technology. In March 1997, the Purchase Agreement was amended to provide for enhanced product specifications requested by Siemens and extend the non-cancelable portion of the agreement through September 1997. By partnering with Siemens on the continued enhancement of the gallium nitride on silicon carbide LED technology, the Company expects to gain increased acceptance for its products and technology in Europe and elsewhere.

         Also, in September 1996, the Company entered into a License and Technology Transfer agreement and a related Supply Agreement with Shin-Etsu Handotai Co. Ltd. ("Shin-Etsu") and other parties. Pursuant to these agreements, the Company granted Shin-Etsu a license to use certain epitaxial and device fabrication process technology for the manufacture of the Company's blue LED product and agreed to supply silicon carbide wafers required to manufacture the licensed product. The license agreement provides for a payment of a license fee and running royalties based on a percentage of sales of products made using the licensed technology. The Company expects that this agreement will help establish the visibility of its gallium-nitride-on- silicon carbide technology for the blue LED chip in the Far Eastern markets.


SALES AND DISTRIBUTION
--------------------------------------------------------------------------------
         The Company markets its blue LED chips domestically and in a number of foreign countries. Because the production of lamp and display products incorporating LED chips is concentrated among a relatively small number of manufacturers, the Company uses an executive sales approach to market its LED chips. In Japan the Company markets its LED products and SiC wafers through its distributors Sumitomo Corporation and Shin-Etsu Handotai Co., Ltd. pursuant to a three-year Distributorship Agreement signed in June 1995. The Company markets its SiC wafer products throughout the rest of the world via a small direct sales staff.

         The Company currently distributes the majority of its LED-based modules directly to original equipment manufacturers ("OEMs"). The OEMs in turn manufacture, sell and generally install modular based display systems at their customers' sites.

         The majority of moving message signs are sold through the Company's subsidiary, RCD, via a network of international distributors and sales representatives in South America, the United Kingdom, the Pacific Rim and Canada. RCD also employs a direct sales program and uses a dealer network to market a portion of its products in the United States. In addition, RCD produces product as an OEM for other marketing and distribution companies.


 COMPETITION
--------------------------------------------------------------------------------
         The semiconductor industry is intensely competitive and is characterized by rapid technological change, price erosion, and intense foreign competition. The Company believes that it currently enjoys a favorable position in the existing and potential emerging markets for SiC-based products and materials primarily as a result of its proprietary SiC-based technology. However, the Company faces potential competition from a number of established domestic and international semiconductor companies, each of which is conducting SiC-related research and development. Many of these companies have greater engineering, manufacturing, marketing, and financial capabilities than the Company.

         The Company's primary competition for the blue LED product comes from Nichia Chemicals ("Nichia") and Toyoda Gosei, companies headquartered in Japan, who currently market blue LED lamps that are brighter than the Company's LED product. The sales price for Cree's LED is presently lower than the standard price of the product offered by Nichia. However, there can be no assurance that Nichia will not achieve economies of scale in its production process that will result in lower pricing.

         Cree has developed its product by growing GaN on SiC substrates for the subsequent fabrication of the blue LED. The primary competitor, Nichia, uses a sapphire substrate process. Cree's vertical chip has a lower cost primarily as a result of its size. Cree's chip is 44% of the size of the current competitive chip. Thus, SiC substrates can be 2.25 times the cost of sapphire and still be competitive on a price per chip basis assuming all other processing costs are the same. Nichia's sapphire substrate requires a larger chip because sapphire is an insulator material, and as such, requires a horizontal device with both contact ends at the top of the device. The Cree SiC product is a conductive substrate, which allows one contact point on the top and the other on the bottom, allowing for a more narrow vertical device. Furthermore, because all red and green chips are vertical devices, Cree's vertical structure facilitates rapid acceptance in existing LED component assembly operations. The Company has an issued patent related to GaN LEDs fabricated on SiC substrates entitled "High Efficiency Light Emitting Diodes From Bipolar Gallium Nitride", U.S. Patent No. #5,210,051.

         In addition to Nichia, other LED companies are known to be funding development programs in the area of GaN, including, but not limited to: Toshiba, Sharp and Rohm. Also,

Hewlett Packard recently released a blue LED chip which the Company believes is presently available in only limited quantities and at prices comparable to Nichia's, which are higher than Cree's prices. The Company also believes that the Hewlett Packard chip is on a similar substrate as Nichia's products.

         The ability of the Company to compete successfully in existing and future markets for its products will depend on factors both within and outside its control. These factors include, but are not limited to, success in designing and manufacturing new products that implement its proprietary SiC-based technology, improvements of existing products, improvements in its SiC-based process technology, increasing production capability of GaN-on-SiC products, protection of its products by effective utilization of intellectual property laws, improvements in product quality, performance and reliability, diversity of product line, the rate at which customers incorporate the Company's components into their products, product introductions by the Company's competitors, and general domestic and international economic conditions. There is no assurance that the Company's competitive position will not be adversely affected by one or more of these factors in the future, particularly in view of the fast pace of technological change in the semiconductor industry.

SOURCES AND AVAILABILITY OF RAW MATERIALS
--------------------------------------------------------------------------------
         The Company depends on single or limited source suppliers for a number of raw materials and components used in its SiC wafer products and LEDs, including certain key materials and equipment used in its crystal growth, wafering, polishing, epitaxial deposition, device fabrication, and device test processes. The Company generally purchases these single or limited source materials and components pursuant to purchase orders and has no guaranteed supply arrangements with such suppliers. In addition, the availability of these materials and components to the Company is dependent, in part, on the Company's ability to provide its suppliers with accurate forecasts of its future requirements. Production of many materials used in semiconductor manufacturing is limited to one or a few manufacturing facilities worldwide. Disruption of production at one or more of these facilities represents a risk for the entire semiconductor industry. However, smaller companies, such as Cree, may be at greater risk than larger companies if supplies of any materials become scarce as suppliers may favor their larger customers in allocating their products. Any interruption in the supply of these key materials or components could have a significant adverse effect on the Company's operations.


CUSTOMERS
--------------------------------------------------------------------------------
         During fiscal 1997, sales to Siemens A.G. pursuant to the Purchase Agreement signed in September 1996 and amended in April 1997, accounted for 29% of total revenue for the Company. In addition, total LED and wafer sales to Siemens comprised 51% of total product revenue for the year. The loss of Siemens as a customer could have a material adverse effect on the results of operations if the Company were unable to replace the volume with another strategic partner. In addition, during fiscal 1997, contract revenue included 99% of sales from the Department of Defense. For the year ended June 30, 1996, Siemens and Sumitomo accounted for 16% and 16% of product revenues, respectively. For the same period, contract revenues consisted entirely of U.S. Government contracts, with 97% from the Department of Defense. For the year ended June 30, 1995, two customers accounted for 24% of product revenues. For the same period, contract revenues consisted entirely of U.S. government contracts, 95% from the Department of Defense.

BACKLOG
--------------------------------------------------------------------------------
         As of June 30, 1997, the Company had a firm backlog of approximately $17.5 million consisting of approximately $ 9.2 million of product orders and $8.3 million of executed research contracts with the U.S. Government. This compares to a firm backlog level of $15.5 million as of June 30, 1996, which consisted of approximately $2.1 million of product orders and approximately $13.4 million of executed research contracts with the U.S. Government. Approximately $3.1 million and $10.9 million of the backlog at June 30, 1997 and June 30, 1996, respectively, relates to cost sharing arrangements under agreements with the U.S. Department of Defense. The total estimated costs to be unfunded by the U.S. Government relating to cost share arrangements, which concludes in July 1999, is $603,000. The orders supporting the 1997 product backlog amounts are expected to be shipped in fiscal 1998. However, this is a forward-looking estimate of the amount expected to be shipped, and future events may cause the percentage actually shipped to change.


PATENTS AND PROPRIETARY RIGHTS
--------------------------------------------------------------------------------

         The Company licenses ten U.S. patents from North Carolina State University ("NCSU"), and holds thirty-two additional domestic patents of its own or owned jointly. Cree also has license to sixteen foreign patents issued on the NCSU technology and twenty five foreign patents issued on Cree applications. Cree has twenty three patent applications of its own pending in the United States and also has sixty-three foreign patent applications pending. In addition to its patent rights, the Company relies upon certain proprietary know-how and trade secrets in its manufacturing process and has entered into non-disclosure agreements to protect its proprietary technology with both employees and parties outside of the Company.

         The Company earns a material amount of its revenues in overseas markets. While the Company has applied for patent protection for certain of its technologies and products in some of these markets, there can be no assurance that such markets will be subject to the Company's intellectual property rights.

         THE NCSU LICENSE. In 1987, the Company entered into a license agreement with NCSU pursuant to which the Company was granted a worldwide, fully paid, exclusive license to manufacture, use, and sell products and processes covered by the claims of ten U.S. patent applications filed by NCSU relating to SiC materials and SiC-based semiconductor devices, some of which also have been filed in foreign countries. Ten patents were subsequently issued with respect to eight of those applications, with expiration dates between 2007 and 2009. Sixteen of the foreign filings have been issued with expiration dates from 2006 through 2011. Under the terms of the license, the U.S. Office of Naval Research has retained an interest in the licensed technology for certain military applications.

         CREE'S PATENTS. Since its inception, the Company has been granted thirty-two U.S. patents of its own or jointly owned. These patents expire between 2007 and 2014. The Company has filed a number of these patent applications in foreign countries, twenty five of which have been issued. In addition, the Company has in the past entered into, and intends to continue to seek, joint research and development programs to develop new SiC-based devices. These efforts have resulted in several joint patents where the Company has exclusive, worldwide rights to its use. The Company has a joint patent with Purdue University pertaining to certain nonvolatile memory devices, two joint patents with General Electric Corporation ("GE"), and one joint patent with NCSU.

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


EMPLOYEES
--------------------------------------------------------------------------------
         As of June 30, 1997, the Company employed 207 people, all of which are located in the United States. None of the Company's employees are represented by a labor union or subject to collective bargaining agreements. The Company believes relations with its employees are excellent.



RISK FACTORS
--------------------------------------------------------------------------------
         Ownership of the Company's common stock is subject to a number of risks, including the following: Since inception, the Company has derived a significant portion of its revenue from U.S. government funded research contracts. Over the same period, the Company has also made a sizable portion of its product sales to customers for evaluation purposes. Although the Company believes that, over the past few years, the majority of its blue LED chips have been sold for incorporation into end-user commercial products, a number of customers are still evaluating the blue LED. Therefore, on-going sales of significant volumes of this and other products cannot be assured. In addition, the Company faces competition from other companies that have introduced blue LED products. Although the Company believes its blue LED is superior and is available at lower prices, there can also be no assurance that existing and new competitors will not introduce products that are more competitively priced or are superior to the Company's blue LED.

         The Company must continue to improve its production yields in order to reduce costs and grow revenue. Production yield problems or missed efficiencies may have an adverse effect on the Company's operations. Should the Company experience protracted problems in the production of its key components or the operation of its proprietary manufacturing systems, its ability to deliver its products could be materially impacted. The Company is also dependent on a limited source of suppliers for a number of raw materials and components used in its SiC wafer products and LED's. An interruption in the supply of these items could cause the Company's manufacturing efforts to be damaged and result in customer dissatisfaction.

         The Company relies on a small number of customers for much of its sales. At present, the majority of the LED sales are made to Siemens pursuant to the parties' Purchase Agreement executed dated September 1996, and amended in April 1997. This agreement calls for shipments through December 1997, subject to certain cancellation provisions. The cancellation of the current contract, or the failure to extend this agreement, could have a material adverse effect on the business and prospects of the Company. Dependence on one or a few customers may require the Company to agree to unfavorable contract terms and conditions that could cause contracts to be unprofitable. Likewise, the failure of the Company to diversify its customer base could limit the prospects for the blue LED business.

         The Company has, and is expected to continue to have, a substantial percentage of its sales to foreign companies, primarily in Asia and Europe. There can be no assurance that the Company's current intellectual property position will be enforceable in foreign countries to the extent it is enforceable in the United States. In addition, the Company's international sales may be subject to government controls and other risks, including export licenses, federal restrictions, changes in demand resulting from currency fluctuations, political instability, trade restrictions, changes in tariffs and collection of accounts receivable.

         To remain competitive, the Company must continue to invest substantial resources in research and development. The Company's prospects for long-term success are substantially dependent on its ability to continue to increase the performance of its blue LED product and to increase production efficiency. The successful introduction of the smaller die size, combined with the larger two inch diameter wafer, which is expected to increase yield and lower production costs, is very important to the Company achieving its development goals. Furthering the need for enhanced efficiency is the expected decline in the average sales price for the LED product in fiscal 1998. Without the smaller die and two inch wafer implementations, the Company may not maintain or realize growth in the LED business.

          The patents and other proprietary rights of the Company may not prevent the competitors of the Company from developing noninfringing technology and products that are more attractive to customers than the technology and products of the Company. The technology and products of the Company could be determined to infringe the patents or other proprietary rights of others.

         Over the past several years, the Company has been awarded a number of contracts from agencies of the United States government for purposes of developing SiC material and SiC-based semiconductor devices. Government policy is constantly changing, therefore, there can be no assurance that the Company will enter into any additional government contracts, or, if such contracts are entered into, that they will be profitable or produce contract revenue. In addition, there can be no assurance that after any such contracts are entered into, changing government regulations will not significantly alter the benefits of such contracts that can be expected to inure to the Company. Cutbacks in, or reallocations of federal spending, including changes which could be proposed or implemented in the future, could have a material, adverse impact on the Company's results of operations, as well as its ability to implement its research and development programs.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases space for its manufacturing and primary research and development facilities, which occupy 23,800 and 1,900 square feet, respectively, in the same building in Durham, North Carolina. The leases expires in December 2001 and October 1998, respectively. The Company has also leased approximately 15,300 square feet of additional space in the same building to accommodate its marketing and administration functions, warehousing for inventory and facilities for its subsidiary Real Color Displays, Inc. The lease for this space expires in January 1998. In addition, the Company also leases approximately 13,200 square feet in a separate building in Durham, North Carolina, for its device fabrication and test processes. This lease term expires in August 2000. The Company continues to lease approximately 3,000 square feet of office and warehouse space in Morrisville, North Carolina, which is currently subleased to a third party; this lease has been renewed through January 1998.

         The Company has entered into a contract to purchase real property consisting of approximately thirty acres of land on which exists on a 145,000 square foot production facility and a total of 35,000 square feet of service and warehouse buildings. This property is located in Durham County, North Carolina, in the vicinity of the Research Triangle Park. The purchase price under the contract is $3,000,000. The Company is currently evaluating the property and has the right to terminate the contract without liability during a specified feasibility period. If the Company chooses to purchase this facility, it will relocate all of its operations over the next few years.

ITEM 3.  LEGAL PROCEEDINGS

         On October 25,1996, a putative class action lawsuit alleging violations of the federal securities laws was filed against the Company and certain of its officers and directors in the U.S. District Court for the Middle District of North Carolina. A substantially similar action was filed in the same court on December 20, 1996. The two actions were consolidated and lead plaintiffs were appointed by order of the court dated February 5, 1997. Plaintiffs filed a consolidated amended complaint on March 17, 1997. In the amended complaint, plaintiffs seek to represent a class of all persons who purchased the Company's common stock between February 1, 1996, and July 2, 1996 ( the "Class Period"). They assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as claims of negligent misrepresentations and common law fraud, based upon alleged material misrepresentations and omissions during the Class Period. The amended complaint does not specify the damages sought.

         On May 2, 1997, the defendants moved that the amended complaint be dismissed for failure to state a claim upon which relief can be granted and other grounds. As of August 8, 1997, the motions to dismiss remain pending before the court, and the court has not certified the action as a class action. Management believes that the action is without merit and intends to contest it vigorously.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Common Stock Market Information. The Company's common stock is traded
         -------------------------------
in the NASDAQ National Market System and is quoted under the symbol "CREE". The following table sets forth, for the quarters indicated, the high and low sale prices as reported by NASDAQ and as adjusted for the two-for-one stock split effective August 14, 1995. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                       FY 1997                                     FY 1996
                       -------                                     -------

                       High                  Low                   High                  Low
First Quarter          $15-3/4               $8-1/4                $31-1/2               $14-1/8
Second Quarter         $14                   $8-7/8                $26-1/2               $12-1/2
Third Quarter          $15-7/8               $9-3/8                $19                   $11
Fourth Quarter         $15-1/8               $9-1/2                $21-1/2               $13-3/4


         Holders and Dividends. There were approximately 376 holders of record of the Company's Common Stock as of August 8, 1997.

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




ITEM 6.  SELECTED FINANCIAL DATA

         The consolidated statement of operations data set forth below with respect to the years ended June 30, 1997, 1996 and 1995 and the consolidated balance sheet data at June 30, 1997 and 1996 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the years ended June 30, 1994 and 1993 and the consolidated balance sheet data at June 30, 1995, 1994 and 1993 are derived from audited consolidated financial statements not included herein.

                             Selected Financial Data
                      (in thousands, except per share data)


                                                     Years Ended June 30,
----------------------------------------------------------------------------------------
                                       1997        1996      1995       1994       1993
----------------------------------------------------------------------------------------
Statement of Operations Data:
Product revenue, net                 $19,823     $9,689     $5,989    $3,534     $3,859
Contract revenues                      6,535      3,945      3,011     3,956      2,463
License fee income                     2,615      1,423          -       -            -
Total Revenue                         28,973     15,057      9,000     7,490      6,322
Net income (loss)                      3,542        243        (17)     (431)       594
Net income (loss) per share            $0.27      $0.02      $0.00    $(0.04)     $0.07
Weighted average shares
  outstanding                         13,126     12,615     10,367    10,337      8,602



                                                     Years Ended June 30,
                                       1997            1996             1995       1994        1993
------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Working capital                      $21,013          $18,596           $9,971    $11,006    $15,852
Total assets                          50,137           43,796           20,924     20,018     20,309
Long-term obligations                  1,638                -               -          14         23
Shareholders' equity                  45,125           40,672           19,504     19,334     19,669


         o The Company has not declared a dividend on common stock since its inception

         o The years ended June 30, 1997, 1996 and 1995 include the Company's wholly owned subsidiary, Real Color Displays, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including product enhancements, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and
(iv) statements of assumptions underlying other statements and statements about the Company and its business.

         This document also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the Company's ability to lower LED costs, gain a larger customer base, price products competitively, increase product yields and reduce chip size, infringement of intellectual property rights and licenses of the Company or others, actions of competitors, the effects of government regulation, both foreign and domestic, availability of U.S. government funded research contracts, possible delays in the introduction of new products, customer acceptance of products or services and other factors, which are described herein. See Item 1, Business, Risk Factors.

RESULTS OF OPERATIONS

         For the year ended June 30, 1997 ("Fiscal 1997"), Cree posted record revenue and net income of $28,973,000 and $3,542,000 or $0.27 per share, respectively. These results reflect an increase in revenue and net income of $13,916,000 and $3,299,000, respectively over the prior year. Product revenue, which includes LED and wafer sales, module display products and Real Color Displays, Inc. ("RCD") moving message sign sales, reflect a 105% increase over fiscal 1996 results. Comparatively, product revenue also increased 62% during fiscal 1996 over 1995 amounts.

         During fiscal 1997, a significant portion of the rise in product revenue was directly attributable to higher blue light-emitting diode ("LED") volume, which was prompted by the purchase agreement signed in September 1996 and amended in April 1997, with Siemens A.G. ("Siemens"). That agreement and its amendment, provided sales in excess of $8 million for fiscal 1997. As of June 30, 1997, the Company has shipped all quantities required to be shipped by that date under the terms of the agreement. The amendment to the purchase agreement provides for enhanced product specifications requested by Siemens. The specifications require that all LEDs be tested to meet a maximum rating for resistance to electrostatic discharge. In exchange for the higher grade chip, Siemens agreed to make non-cancelable all shipments scheduled through September 30, 1997. Shipments scheduled for October through December 1997, may be canceled, subject to a cancellation fee. As of June 30, 1997, approximately 25 million chips remain to be shipped under the amended contract, of which 15 million are subject to cancellation at Siemen's option. Additionally, the amendment provides for higher prices per unit on items shipped early in the contract, with amounts being reduced as volume increases in the latter part of the contract. The higher pricing, much of which has already been recognized in fiscal 1997, was negotiated to offset increased per unit costs incurred during the third and fourth quarters of 1997 to meet enhanced specifications. Further reductions in per unit costs are required to provide a consistent profit margin on future sales and is expected from a combination of improvements made in the production process for yield, other processing efficiencies and the effective utilization of plant assets. There can be no assurance that these efficiencies will be achieved. Under the amended contract, revenues received from Siemens for shipments are also subject to certain foreign currency provisions, whereby Siemens will receive discounts if the conversion rate of the German mark to the U.S. dollar at the date of shipment has averaged 1.75 or more for the preceding thirty days. LED sales also increased by 279% in 1996 over 1995 amounts due to capacity and yield improvements made during that year.

         The Company is currently focusing on obtaining additional LED customers who are interested in ordering commercial volumes of the product. If the Company is unable to expand its customer base, its revenue and earnings growth potential could be adversely impacted. The Company believes that in order to significantly grow market demand for the LED product and defray competition, it must substantially lower prices. To offer lower pricing to customers, the Company must reduce unit costs of production. The Company is currently working on two projects which it expects will reduce the unit cost per chip. The first is expected to reduce the size of each chip while continuing to use existing processes, thereby increasing the number of chips yielded per wafer. The second initiative is expected to increase the overall wafer size to a two inch diameter structure. This effort will also increase the yield per wafer, thus substantially lowering the overall cost of the LED product. The Company's goal is to complete both of these projects during the first half of fiscal 1998. While the Company's average sales price per unit for the LED product in 1997 remained consistent with 1996 levels, the price is projected to fall during 1998 as the Siemens amended purchase agreement includes a lower unit price in the second half of the contract. In addition, if the Company achieves increased volume from other customers a lower average sales price is expected. If the Company is unable to successfully manufacture the new chip structures described above, profits are anticipated to deteriorate during fiscal 1998. This situation would curtail market development and growth for the Company's LED business. The anticipated reduction in the average sales price in 1998 is expected to be offset with greater LED volume, assuming that the revised chip structure is successful.

         In the middle and latter portion of fiscal 1997, material wafer sales began to experience an improved pattern of orders as the worldwide research community is gaining a better acceptance of the SiC technology, and the Company continues to make improvements to the quality of its SiC material. Accordingly, wafer sales volume increased approximately 42% over 1996 levels. In addition, the Company was able to realize a slight increase in its average sales price due to the mix of premium wafer products with low defect levels that were more readily available during 1997. Overall, wafer sales were 60% higher than 1996 amounts. During 1998, the Company expects to continue to supply wafers largely for research efforts, as customers have not yet proven the effectiveness of the product for commercial applications. During fiscal 1996, wafer sales grew 27% or $927,000 over 1995 amounts, due to additional plant capacity installed during that year.

         In July 1997, the Company announced development and supply agreements with a related party, C3, Inc. ("C3"), to develop and supply bulk single crystal silicon carbide for gemstone applications. Pursuant to the development agreement, the Company has undertaken a five-year program directed to development of near-colorless single crystalline for use in gemstones as a diamond substitute. C3 will pay Cree's direct costs of the development effort, plus a percentage margin on certain costs. Improved material resulting from the development program will be supplied to C3 under the supply agreement, which provides for prices based on Cree's production costs plus a specified margin. Material purchased by C3 under the supply agreement may be used solely for the fabrication and sale of gemstones. During fiscal 1997 and 1996, the Company sold material products to C3. Those sales were at margins consistent with those achieved in connection with sales of similar products to the Company's other customers.

         Financial results for the displays product line includes sales of both modules and sign products. Revenue for the modules business increased by 76% in fiscal 1997 over prior year results due to increased volume as the product was introduced in fiscal 1996. Moving message sign sales by RCD, the Company's subsidiary, suffered a 53% decline in revenue over 1996 amounts due to a 48% decrease in volume. This reduction was prompted by a long term strategic shift in focus of the Company to the module product line, which has a longer sales lead time. The moving message sign business relies heavily on distributor and small independent customers. While the Company continues to use its best efforts to market and sell moving message signs, the modules product line is considered to be a better fit for long term initiatives, as it requires fewer resources and aligns with the distribution network of other customer partners. For fiscal 1998, the Company has reduced the number of standard product offerings in both of these businesses and will concentrate on increasing sales of these standard products. The average sales prices from both products remained consistent with 1996 levels. Revenue for the displays business grew 11% or $185,000 during fiscal 1996 from 1995 amounts due to the introduction of the modules line of business during that year.

         Research contract revenue increased 66% to $6,535,000 during 1997 and 31% in fiscal 1996 from 1995 amounts. Higher revenues were generated as a result of more funding being made available from the U.S. government for certain research contracts, primarily in the areas of microwave, blue laser and basic material development. Also, additional plant capacity in both years have enabled more research to be performed by the Company.

         Included in revenue for fiscal 1997, is a one-time license fee of $2,615,000. This license fee was earned pursuant to a License and Technology Transfer Agreement entered into in September 1996 with Shin-Etsu Handotai Co. Ltd. ("Shin Etsu"). Pursuant to this agreement, the Company granted Shin-Etsu a license to use certain epitaxial and device fabrication process technology for the manufacture of the Company's LED product. The license fee is payable in installments, with all funds collected as of June 30, 1997, with the exception of a $500,000 payment due on June 30, 1998. The Company also recorded an accrued expense of $186,000 payable in June 1998 to a third party that brokered the agreement. Results for fiscal 1996 include a one-time net license fee revenue of $1,423,000. This license fee was earned pursuant to a Development License and Supply Agreement entered in October 1995 with Siemens, in which the Company granted Siemens a license to use certain technology to manufacture blue and green LED products. These license agreements were entered into to allow the Company to increase interest in the GaN-on-SiC materials technology used in its LEDs in both Europe and Asia. In addition, if the licensed technology is put into commercial production by these corporate partners, it is anticipated that they will continue to purchase SiC wafer materials from the Company, although there is no contractual requirement to do so. As of August 1997, Siemens and Shin-Etsu have not begun commercial production using the licensed technology.

         The Company's gross margin increased 177% to $9,878,000, or 34% of revenue for fiscal 1997. The Company's gross margin as a percentage of sales was 24% and 33% in 1996 and 1995 respectively. License fee revenue, which has no corresponding cost, is included in both 1997 and

1996 results. Without license fees, gross margins would have been $7,263,000 or 28% of revenue for fiscal 1997 and $2,145,000 or 16% of revenue for the comparative period in 1996. The overall increase in margin in 1997 stems from higher throughput, which more effectively utilized plant capacity, and yield efficiencies on LED and wafer products, which lowered the cost of production per unit. While the Company has demonstrated a lower per unit cost during 1997, much of the success was due to higher volumes processed relating to the Siemens purchase agreement. This greater throughput enabled the Company to spread fixed cost investments over a larger volume of product. Higher margins in the future are largely contingent on the Company's ability to increase the volume of LEDs produced, by gaining a larger customer base and by the successful application of the research and development projects. In addition, as a result of the anticipated decline in the average sales price to be received in 1998, to maintain competitive margins, the Company must also enhance its chip structure to allow for smaller chips and larger wafers. If the Company is unable to improve efficiency under the new chip standards or gain orders for additional volume, gross margin could be negatively impacted. Gross margin deteriorated in 1996 from 1995 levels, due to disappointing manufacturing yields and insufficient utilization of the significant investments made in additional plant capacity.

         The Company benefits from research and development efforts sponsored by U.S. government contracts, corporate sponsors and internal funding. Contracts are awarded to the Company to fund both short term and long term research projects. Funding for projects with near term applications for the Company typically include a cost-share component that the Company is responsible for absorbing. Projects that may not have available production applications or require longer term development are usually awarded on a cost-plus basis with built in margins exceeding 5%.

         During fiscal 1997, the Company changed its policy for reporting government contract activity. Reporting is now based on the nature of the contract. For contracts under which the Company anticipates that funding will exceed direct costs, all funding is reported as revenue and direct costs are reported as cost of revenues. For contracts under which the Company anticipates that direct costs will exceed funding, costs are reflected as research and development expenses with the related funding amounts offsetting these costs.

         Research and development costs have increased by 42% to $1,826,000 in 1997 due to substantial work performed on two cost-share contracts to further the blue laser research. Net costs to the Company for these projects were $671,000 and $367,000 for 1997 and 1996, respectively. Both of these cost-share contracts will conclude during the first half of 1998. Additionally, research and development costs for 1997, include a one-time write off of $93,000 for the closure of the Company's Eastern European Division. The Eastern European Division, located in St. Petersburg, Russia, was a research group performing some of the Company's basic material and device development work.

         Sales and general and administrative expenses increased 47% to $4,301,000 for the period ended June 30, 1997, compared to 1996 due to overall cost increases to support the growth of the Company. As a percentage of revenue, these costs have decreased to 15% in 1997 from 19% and 25% in 1996 and 1995, respectively. Increased costs include recruiting and salary expenses for additional sales personnel to focus the business on gaining new LED customers, the brokerage fee (a net present value of $172,000) associated with generating license fee revenue and greater legal fees in connection with the defense of the pending securities class action lawsuit (see Part I, Item 3). The Company anticipates that sales and general and administrative expenses may continue to rise in future periods as it expands sales efforts and as a result of the pending litigation.

         Other (income) expense includes a net $762,000 one-time charge associated with disposal costs for fixed assets and expenses arising from abandoned patent applications. This amount was partially offset by proceeds received from an insurance settlement for lost profits associated from a temporary plant shut down that was caused by a natural disaster.

         Net interest income decreased by $260,000 in 1997 over 1996 results and increased by $405,000 when comparing 1996 to 1995, due to higher investable cash balances available in fiscal 1996. The Company concluded a private equity placement in September 1995, that increased available cash in 1996.

         During 1997, the Company's effective tax rate was 5%. The rate was lowered from statutory levels due to the utilization of federal and state net operating loss carryforwards. The 1997 tax provision consists primarily of Japanese foreign tax withholdings on license fee income. The Company anticipates that the effective tax rate will increase substantially in fiscal 1998 since the remaining federal net operating loss carryforwards will not offset as high a percentage of projected pre tax book income.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations reached a record $5,859,000 in 1997 compared with cash used in operations of $1,636,000 and $562,000 in 1996 and 1995, respectively. This increase was driven primarily from profitability. The increase in cash used in 1996 over 1995 amounts was caused by a significant increase in accounts receivable and inventory balances. If the Company achieves its goal of increasing customer demand and implements the two research and development projects related to reducing production costs, the Company expects that cash provided by operations will increase in 1998 and will be sufficient to fund all anticipated capital additions required.

         The number of trade average days sales outstanding was reduced to 55 for 1997 from 96 and 57 days experienced in 1996 and 1995, respectively, due to a focused collections effort put forth during the year.

         The Company invested $7,974,000 in capital equipment during 1997 compared to $14,740,000 and $3,486,000 spent during 1996 and 1995, respectively. Much of the 1997 plant capacity additions were made in the crystal growth and epitaxial departments. At this time, the Company anticipates additions in 1998 to be at a similar level to amounts spent in 1997 and intends to fund these additions through cash provided by operations and cash on hand. During 1996, a significant investment was made for equipment related to the production of the LED and wafer products. Additional investments were also made in the crystal growth and wafer processing areas. Financing activities provided the Company $20,924,000 during fiscal 1996. The majority of the funding was provided by the September 1995 private placement which yielded approximately $17.5 million.

OUTLOOK: ISSUES AND UNCERTAINTIES

         Cree does not provide a forecast for future financial performance. While management is optimistic about the Company's short and long term prospects, the issues and uncertainties, described in PART I, Item 1, Business, Risk Factors, should be considered in evaluating its growth outlook.

   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   Index to Consolidated Financial Statements


                                                                                         Page

Report of Independent Accountants                                                         24

Consolidated Balance Sheets as of June 30, 1997 and 1996                                  25

Consolidated Statements of Operations for the years ended June 30, 1997, 1996
and 1995                                                                                  26

Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996
and 1995                                                                                  27

Consolidated Statements of Shareholders' Equity for the years ended June 30, 1997,
1996 and 1995                                                                             29

Notes to Consolidated Financial Statements                                                30

Financial Statement Schedule
----------------------------

Report of Independent Accountants on Supplemental Schedule                                49

Schedule II - Valuation and Qualifying Accounts                                           50


                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Cree Research, Inc.

We have audited the accompanying consolidated balance sheets of Cree Research, Inc. and subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cree Research, Inc. and subsidiary as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.




Raleigh, North Carolina
July 24, 1997

                               CREE RESEARCH, INC
                           CONSOLIDATED BALANCE SHEETS
                       (IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                    JUNE 30,                  JUNE 30,
                                                                     1997                       1996
                                                                   --------                   ----------
ASSETS

Current assets:
         Cash and cash equivalents                                 $10,448                   $10,162
         Short-term investments, held to maturity                        -                     1,787
         Accounts receivable, net                                    7,694                     6,393
         Inventories                                                 3,949                     3,226
         Deferred income tax                                         1,830                        -
         Prepaid expenses and other current assets                     466                       152
                                                                   --------                  --------
                Total current assets                                24,387                    21,720

Long-term accounts receivable                                           54                       464
Property and equipment, net                                         24,333                    20,218
Patent and license rights, net                                       1,267                     1,205
Other assets                                                            96                       189
                                                                   --------                  --------
                 Total assets                                      $50,137                   $43,796
                                                                   --------                  --------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable, trade                                  $  2,248                $   2,474
         Accrued salary and wages                                      292                      178
         Other accrued expenses                                        834                      472
                                                                  --------               ---------
                 Total current liabilities                           3,374                    3,124

Non-current deferred income tax                                      1,638                       -

Shareholders' equity:
         Common stock, $0.005 par value; 14,500 shares
                 authorized; shares issued and outstanding
                 12,523 at June 30, 1997 and 12,277,
                  net of treasury shares, at June 30, 1996              62                       61
         Additional paid-in capital                                 46,214                   45,342
         Accumulated deficit                                        (1,151)                  (4,693)
                                                                   --------                 -------
                                                                    45,125                   40,710
             Less: 10 shares of common stock in treasury
                         at June 30, 1996, at cost                       -                      (38)
                                                                   --------                 -------
                     Total shareholders' equity                     45,125                   40,672
                                                                   --------                 -------
                     Total liabilities and shareholders' equity    $50,137                  $43,796
                                                                   --------                 -------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN 000'S, EXCEPT PER SHARE AMOUNTS)


                                                                        YEARS ENDED JUNE 30,

                                                                  1997       1996          1995
---------------------------------------------------------------------------------------------------
Revenue:
Product revenue, net                                            $19,823     $9,689        $5,989
Contract revenue, net                                             6,535      3,945         3,011
License fee income                                                2,615      1,423            -
                                                                --------------------------------

         Total revenue                                           28,973     15,057         9,000

Cost of revenue:
Product revenue                                                  13,387      8,411         4,244
Contract revenue, net
                                                                  5,707      3,078         1,773
                                                                --------------------------------
         Total cost of revenue                                   19,094     11,489         6,017

Gross margin                                                      9,879      3,568         2,983

Operating expenses:
Research and development, net                                     1,826      1,286         1,194
Sales, general and administrative                                 4,301      2,917         2,268
Other (income) expense                                              639        (11)           (1)
                                                                 --------------------------------

             Income (loss) from operations                        3,113       (624)         (478)

Interest income, net                                                607        866           461
                                                                 ----------------------------------

             Income (loss) before income taxes                    3,720        243           (17)

Income tax expense                                                  177          -             -
                                                                 -------------------------------

             Net income (loss)                                   $3,542     $  243      $    (17)
                                                                 ----------------------------------

             Net income per share                                $  0.27     $0.02       $  0.00

Weighted average shares outstanding                               13,126    12,615        10,367




           The accompanying notes are an integral part of the consolidated financial statements.
                                       26

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN 000'S EXCEPT PER SHARE DATA)


                                                                              YEARS ENDED JUNE 30,

                                                               1997                 1996              1995
------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income (loss)                                    $     3,542              $ 243            $  (17)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in)
          operating activities:
    Depreciation and amortization                              3,356              1,765              1,382
    Loss (gain) on disposal of property and equipment            631                 (8)                 -
    Loss on write off of patents                                 141                 -                   -
    Amortization of patent rights                                108                126                 88
    Amortization of goodwill                                      41                 41                 38
    Changes in assets and liabilities:
        Accounts receivable                                     (891)            (3,258)            (1,451)
        Inventories                                             (723)            (1,549)            (1,028)
        Deferred costs on research contracts                      -                  81                (81)
        Prepaid expenses and other assets                       (263)                49                227
        Deferred income taxes                                   (192)                 -                 -
        Accounts payable, trade                                 (226)               714                191
        Accrued expenses                                         335                160                 89
                                                               ------------------------------------------------
        Net cash provided by (used in) operating activities    5,859              (1,636)             (562)

Investing activities:
    Purchases of investment securities                             -                   -            (2,204)
    Maturity of investment securities                          1,787               2,124             5,496
    Purchases of property and equipment                       (7,974)            (14,740)           (3,486)
    Proceeds from sale of property and equipment                  13                  52                -
    Payment of equipment deposits                                 -                    -               (71)
    Payment for acquisition of subsidiary                         -                    -              (215)
    Purchase of patent rights                                   (310)               (310)             (273)
                                                                -----------------------------------------------
         Net cash used in investing activities                (6,484)            (12,874)             (753)

Financing activities:
    Proceeds from issuance of note payable                         -                  -                416
    Principal payments on notes and capital leases                 -                  -               (439)
    Net proceeds from issuance of common stock                   927              20,924               200
    Purchase of common stock for the treasury                   (112)                 -                  -
    Tax benefits associated with stock options                    96                  -                  -
    Legal fees related to common stock profits                    -                   -                (16)
                                                                 ---------------------------------------------
          Net cash provided by financing activities              911              20,924               161

Net increase (decrease) in cash and cash equivalents             286               6,414            (1,154)

Cash and cash equivalents:
         Beginning of year                                     10,162               3,748            4,902
                                                               ----------------------------------------------

         End of the year                                      $10,448             $10,162            $3,748
                                                              -----------------------------------------------

           The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (IN 000'S)


                                                         YEARS ENDED JUNE 30,

                                                     1997       1996       1995
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
         Cash paid for interest                         -         $5        $11


         Cash paid for income taxes                   $80          -          -


Supplemental schedule of non-cash investing and financing activities:

         Accounts payable recorded for purchases
             of equipment                            $141       $831       $330



                   The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDING JUNE 30, 1997, 1996 AND 1995
                                   (IN 000'S)

                                   COMMON
                                   STOCK    ADDITIONAL                                         TOTAL
                                    PAR      PAID-IN    ACCUMULATED  UNEARNED   TREASURY    SHAREHOLDERS'
                                   VALUE     CAPITAL      DEFICIT  COMPENSATION  STOCK         EQUITY
--------------------------------------------------------------------------------------------------------
Balance at June 30, 1994            $52      $ 24,244     $(4,919)     $(5)      $(38)         $19,334
Common stock options exercised
  for cash, 23 shares                              15                                               15
Common stock warrants exercised
  for cash, 38 shares                             184                                              184
Compensation expense for
  common stock options                                                   3                           3
Payment of legal fees related to
  receipt of Section 16(b) common
  stock profits                                   (16)                                             (16)
Net Loss                                                     (17)                                  (17)
---------------------------------------------------------------------------------------------------------
Balance at June 30, 1995            52         24,427     (4,936)       (2)       (38)          19,503

Common stock options exercised
   for cash, 122 shares              1            412                                              413
Common stock warrants exercised
   for cash, 665 shares              3          2,916                                            2,919
Compensation expense for
   common stock options                                                  2                           2
Proceeds from sale of 1,079
   shares of common stock and
   300 common stock warrants,
   net of issuance costs of $625     5         17,587                                           17,592
Net income                                                   243                                   243
---------------------------------------------------------------------------------------------------------
Balance at June 30, 1996            61         45,342     (4,693)        -        (38)          40,672

Common stock options exercised
   for cash, 52 shares                            160                                              160
Common stock warrants exercised
   for cash, 203 shares              1            766                                              767
Purchase of common stock for the
 treasury, 10 shares                                                             (112)            (112)
Retirement of 20 treasury shares                 (150)                            150                -
Income tax benefits from stock
 option exercises                                  96                                               96
Net income                                                 3,542                                 3,542
---------------------------------------------------------------------------------------------------------
Balance at June 30, 1997         $  62       $ 46,214    $(1,151)        -          -          $45,125


         The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.      NATURE OF BUSINESS

         Cree Research, Inc. ("the Company"), incorporated in the State of North Carolina on July 14, 1987, develops, manufactures, and markets silicon carbide-based semiconductor devices. Revenues are primarily derived from the sale of blue light emitting diodes (LEDs), silicon carbide (SiC) wafers and full-color LED based electronic displays and modules. The Company markets its blue LED chip products principally to customers who incorporate them into packaged lamps for resale to original equipment manufacturers. The Company also sells SiC wafer products to corporate, government, and university research laboratories. In addition, the Company is engaged in a variety of research programs related to the advancement of SiC process technology and the development of electronic devices that take advantage of SiC's unique physical and electronic properties. These research projects are primarily funded by federal government agencies and departments. The Company recovers the costs of a majority of its research and development efforts from revenues on these contracts with agencies of the federal government.

 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Cree Research, Inc. and Real Color Displays, Inc. (RCD). All material intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATION

         Reclassifications of certain amounts have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation. These reclassifications had no effect on shareholders equity, the results of operations or per share data previously reported.

ESTIMATES

         The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at June 30, 1997 and 1996, and the reported amounts of revenues and expenses during each of the three years in the period ended June 30, 1997. Actual amounts could differ from those estimates.

REVENUE RECOGNITION

         The Company recognizes product revenue at the time of shipment. Revenue from contracts is recorded on the percentage-of-completion method as expenses per contract are incurred. License fee income is recognized when the transfer of licensed technology is completed.

         Contract revenue represents reimbursement by various U.S. Government entities to aid in the furthering of the development of the Company's technology by supplementing the Company's research and development efforts. Any resulting technology obtained by the Company through these efforts remain the property of the Company after the completion of the contract, subject to certain license rights obtained by the government. Contract revenue includes funding of direct research and development costs and a portion of the Company's general and administrative expenses and other operating expenses for contracts under which funding is expected to exceed direct costs over the life of the contract. The specific reimbursement provisions of the contracts, including the portion of the Company's general and administrative expenses and other operating expenses that are reimbursed, vary by contract. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract (i.e., certain cost share arrangements), the Company reports direct costs as research and development expenses with related funding recorded as an offset to those expenses.

         On September 30, 1996, the Company entered into a license and technology transfer agreement and a related supply agreement with Shin-Etsu Handotai Co. LTD. ("Shin-Etsu") and other parties. Pursuant to these agreements, the Company granted Shin-Etsu a license to use certain epitaxial and device fabrication process technology for the manufacture of the Company's blue light-emitting diode product and has agreed to supply silicon carbide wafers required to manufacture the licensed product. The license agreement provides for payment of a license fee and running royalties based on a percentage of sales of products made using the licensed technology. The license fee is payable in installments totaling $2,700,000. As of June 30, 1997, all license fees have been paid with the exception of a $500,000 payment due on June 30, 1998. The Company also has recorded a short term accrued expense of $186,000 payable June 30, 1998 to the third party that brokered the license agreement. Substantially all of the Company's obligations to transfer the licensed technology were performed during fiscal 1997, and the net present value of the license fee payments and commission were recognized. In October 1995, the Company also entered into an agreement to license its technology for the joint development and manufacture of LEDs using Cree's technology to Siemens A.G. License fees are payable in installments totaling $1,500,000. As of June 30, 1997, all fees have been paid with the exception of a $500,000 installment due in October 1997. The Company's obligation to transfer the licensed technology were substantially. In fiscal 1996, and the net present value of the license fee payments were recorded as revenue at that time.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are highly liquid investments with an original maturity of three months or less when purchased.

ADVERTISING COSTS

         The Company expenses all advertising costs as incurred. The Company incurred total advertising expenditures of approximately $102,000, $151,000 and $147,000 during the years ended June 30, 1997, 1996 and 1995, respectively.

INVENTORIES

         Inventories are stated at the lower of cost or market, with cost being determined under the first-in, first-out (FIFO) method. Inventories consists of the following at June 30:


                                               1997               1996
                                          ---------------    ----------------
         Raw materials                    $  1,559,000       $  1,309,000
         Work-in-progress                    1,374,000            948,000
         Finished goods                      1,016,000            969,000
                                          --------------     ---------------
                                          $ 3,949,000        $  3,226,000
                                         ===============    ================

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to nine years. Leasehold improvements are amortized over the life of the related lease. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in operations.

         During the first quarter of fiscal 1996, the Company changed its previous estimate on the useful lives of some of its manufacturing equipment from five to nine years. The change in estimate was based on the Company's experience with similar fixed assets. The net adjustment increased net income approximately $280,000 or $0.02 per share for fiscal 1996.

PATENT AND LICENSE RIGHTS

         Patent rights reflect costs incurred to enhance and maintain the Company's intellectual property position. License rights reflect costs incurred to use the intellectual property of others. Both are amortized on a straight line basis. During fiscal 1997, the Company changed its previous estimate of the useful lives of patents from 17 years beginning at the date of patent issue to 20 years from the date of patent application to conform to a legislative amendment made to the U.S. patent laws which became effective in June 1995. This change in estimate had no material impact to net income or earnings per share, since the average period of time between patent application and issue is generally about three years. Total accumulated amortization for patents was approximately $460,000 and $424,000 at June 30, 1997 and 1996, respectively.

GOODWILL

         Goodwill represents the amount by which the costs to acquire the net assets of the Real Color Displays subsidiary exceeded their related fair value at acquisition. These costs are being amortized on a straight line basis over a life of five years. The carrying value of goodwill will be reviewed if the facts and circumstances suggests that it is impaired. If this review indicates that goodwill will not be recoverable as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company will adjust the carrying value of goodwill in accordance with FAS No. 121 "Accounting for Impairment of Long Lived Assets." Accumulated amortization related to goodwill was approximately $120,000 and $79,000 at June 30, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT POLICY

         The Company partners with the federal government in many of its current research and development efforts. By entering into contracts, the Company has most of its research and product development costs funded by the U.S. government. The contract funding may be based on a cost-plus or a cost-share arrangement. Pursuant to each contract, the amount of funding is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs are divided between the U.S. government and the Company based on the terms of the contract. The government's cost share is then funded to the Company. Activities performed under both of these arrangements include research regarding silicon carbide and gallium nitride materials. The contracts typically require the submission of a written report that documents the results of such research.

         Effective January 1, 1997, the Company reclassified for accounting purposes some of the funds received from the U.S. government and associated direct costs. In previous periods, all funding was reported as contract revenue and all direct costs were reported as costs of revenue. Beginning in the third quarter of 1997, the classification is determined based on the nature of the contract. Contracts under which the Company anticipates that funding will exceed direct costs over the life of the contract are treated in a manner consistent with prior periods. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, direct costs are shown as research and development expenses and related funding as an offset of those expenses. The following table details information about contracts for which direct expenses exceed funding by period as reflected in the statements of operations:

                                                  Year ended June 30,
                                                        in (000's)
                                            1997          1996           1995
--------------------------------------------------------------------------------
Net research and development costs       $    671       $    368        $   484
Government funding                          2,186          1,918          2,154
                                         --------------------------------------
Total direct costs incurred               $ 2,857        $ 2,286        $ 2,638


         During the life of these contracts, total direct expenditures and funding are estimated to be $8,985,000 and $6,857,000, respectively. As of June 30, 1997, direct expenses and funding of $7,853,000 and $6,256,000, respectively, have been recognized under the contracts.

 FAIR VALUES OF FINANCIAL INSTRUMENTS

         The fair value of the Company's short-term investments are based on quoted market prices. At June 30, 1996, the cost approximated fair value for the short-term investments.

CREDIT RISK, MAJOR CUSTOMERS AND MAJOR SUPPLIERS

         Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of cash equivalents and accounts receivable. The Company's cash equivalents consist of U.S. Treasury bills, government agency bonds and commercial paper. Certain bank deposits may at times be in excess of the FDIC insurance limit.

         The Company sells its products to manufacturers and researchers worldwide and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses, in the aggregate, have generally been within management's expectations. The Company presently derives primarily all of its contract revenues from contracts with the U.S. Department of Defense. Approximately 33% and 30%, respectively, of the Company's accounts receivable balance at June 30, 1997 and 1996 was due from the Department of Defense. In addition, the Company had accounts receivable from Siemens totaling 19% and 23%, of accounts receivable at June 30, 1997 and 1996, respectively.

         The Company has derived its product revenue from sales primarily in the United States, the Far East, and Europe as follows:

                                YEAR ENDED
                          1997     1996      1995
                          ----     ----      ----
         United States      21%     31%       50%
         Far East           33%     27%       14%
         Europe             44%     38%       31%
         Other               2%      4%        5%


         One customer accounted for 51% of product revenue in fiscal 1997 as compared to two customers accounting for 32% of product revenue in fiscal 1996. In addition, two customers accounted for 24% of product revenue in fiscal 1995. The Department of Defense accounted for 99%, 97% and 95% of contract revenues during fiscal 1997, 1996, and 1995, respectively.

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

ACCOUNTING FOR STOCK BASED COMPENSATION

         In October, 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 ("FAS 123"), "Accounting for Stock Based Compensation." This Statement establishes fair value as the measurement basis for equity instruments issued in exchange for goods or services and stock-based compensation plans. Fair value may be measured using quoted market prices, option-pricing models or other reasonable estimation methods. FAS 123 permits the Company to choose between adoption of the fair value based method or disclosing pro forma net income information. The Statement is effective for transactions entered into after December 31, 1995. The Company will continue to account for stock-based compensation in accordance with

Accounting Principals Board Opinion No. 25, as amended, and provide only the pro forma disclosures required by FAS 123.


3.        ACCOUNTS RECEIVABLE

         The following is a summary of accounts receivable as of June 30:

                                                 1997          1996
                                             ------------  ------------
          Trade receivables                  $  5,210,000  $  3,663,000
          Other short term receivables          2,700,000     2,780,000
                                             ------------  ------------
                                                7,910,000     6,443,000
          Allowance for doubtful accounts         216,000        50,000
                                             ------------  ------------
          Current receivables                   7,694,000     6,393,000
                                             ------------  ------------
          Long term receivables                    54,000       464,000
                                             ------------  ------------
          Total accounts receivable          $  7,748,000  $  6,857,000
                                             ------------  ------------

 4.       PROPERTY AND EQUIPMENT

         The following is a summary of property and equipment as of June 30:

                                                 1997          1996
                                             ------------  ------------
          Office equipment and furnishings   $    909,000  $    848,000
          Machinery and equipment              22,312,000    19,955,000
          Construction in progress              2,669,000     1,199,000
          Leasehold improvements                5,420,000     5,372,000
                                             ------------  ------------
                                               31,310,000    27,374,000
          Accumulated depreciation              6,977,000     7,156,000
                                             ------------  ------------
                                             $ 24,333,000  $ 20,218,000
                                             ============  ============

5.        SHAREHOLDERS' EQUITY

         The Board of Directors is authorized to issue 1,250,000 and 1,500,000 shares of Class A Voting and Class B Non-Voting preferred stock, respectively, each with a par value of $0.01 per share, at its discretion. This preferred stock may be issued in one or more series with the number of shares, designation, relative rights, preferences, and limitations to be determined by resolution of the Board of Directors.


 6.       STOCK OPTIONS AND STOCK WARRANTS

         As permitted by FAS 123, "Accounting For Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and amendments in accounting for its employee stock option plans.

         The Company's Amended and Restated Equity Compensation Plan has authorized the grant of options for up to 1,540,000 shares of the Company's common stock. All options granted have 10 year terms and vest and become fully exercisable within 5 years. The Company is also authorized to grant up to 200,000 options for shares of the Company's common stock under the Stock Option Plan for Non-Employee Directors (Directors Formula Plan). These options have a 10 year term and vest quarterly and become fully exercisable within 1 year of award. The Company's current stock plans provide for grants of options with exercise prices equal to or exceeding fair market value on the date of grant.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: risk-free interest rates ranging from 6.55% to 6.89% using the end-of-month 10 year treasury rate for each grant date; dividend yields of 0% for each of the years presented; a volatility factor of the expected market price of the Company's common stock of .748; and a weighted-average expected life of the options of 7 years for executive and directors and 5 years for other employees.

         For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                          1997             1996          1995

Net income, as reported                $3,542,000      $   243,000     $(17,000)

Pro forma net income, as adjusted
  for FAS 123                           1,418,000          243,000      (17,000)

Pro forma earning per share:
               Primary                      $0.11            $0.02        $0.00
               Fully Diluted                $0.11            $0.02        $0.00

         The following table details the number of stock options outstanding and their related exercise prices as of June 30:


                   NUMBER OF OPTIONS OUTSTANDING AS OF 6/30/97

             EXERCISE                NUMBER OF          WEIGHTED-AVERAGE
              PRICE                   OPTIONS           CONTRACTUAL LIFE
             --------                ---------          ----------------
              <$0.01                   4,666                  1 year
                 .42                  27,696                  3 years
                2.82                   7,094                  2 years
                3.13                  20,000                  7 years
                3.63                 219,400                  6 years
                3.75                  14,397                  4 years
                4.00                  43,200                  7 years
                6.82                   9,420                  6 years
                7.375                  6,000                  7 years
                7.50                  30,000                  7 years
                9.38                  41,000                 10 years
               10.25                  15,500                 10 years
               11.19                  19,000                  9 years
               12.13                  50,000                  8 years
               14.38                 191,300                  8 years
                                    ---------
                                     698,673

         In addition to the options detailed above, the following table includes 228,000 options, exercisable at prices ranging from $3.63 to $15.75 per share granted to current or former outside directors of the Company.

                                                  Total Option Activity Under Both Plans
                                                  --------------------------------------
                                           1997                     1996                     1995
                                  Options Weighted-Average Options Weighted-Average  Options  Weighted-Average
                                    (000's)  Exercise Price (000's) Exercise Price   (000's)  Exercise Price
                                 -----------------------------------------------------------------------------

Outstanding-beginning of year        632        $4.39         769       $4.23          591      $3.36
Granted                              381       $13.56           -           -          223      $6.26
Exercised                             52        $3.08         122       $3.39           23      $1.17
Forfeited                             33        $8.05          16       $4.36           21      $4.45
Outstanding-end of year              927        $4.76         632       $4.39          769      $4.23
Exercisable at end of year           702        $7.44         439       $3.78          320      $3.01

                               Stock Price
                                 Equal To
                              Exercise Price

Weighted-average fair value
of options granted during the
year                              $10.07

         During fiscal year 1992, the Company issued stock warrants to purchasers of Class B non-voting preferred stock, Series C. The warrants entitle the holders to purchase 607,320 shares of common stock at $3.75 per share. In September 1992, the Company issued stock warrants to additional purchasers of Class B non-voting preferred stock, Series C. The warrants entitle the holders to purchase 363,644 shares of common stock at $4.13 per share. Warrants to purchase 202,996, 425,642 and 2,666 shares of common stock were exercised during the years ended June 30, 1997, 1996 and 1995, respectively. The remaining 347,326 warrants are fully exercisable and expire on February 8, 1998.

         In connection with the Company's September 1995 private placement, the Company issued an additional 300,000 warrants, which have an exercise price of $27.23 and expire September 2000. As of June 30, 1997, none of these warrants had been exercised.

7.       COMMITMENTS

         The Company currently leases three facilities under five separate lease agreements. These facilities are comprised of both office and manufacturing space. The first facility has a remaining lease period of approximately four years. Also associated with this facility is a sublease agreement entered into in fiscal 1996 to acquire an adjacent 1,900 square feet. The sublease expires in October 1998. Another sublease was also entered into in fiscal 1997 to acquire an additional 15,300 square feet in the same facility. This lease expires in January 1998. The second facility is currently being subleased by a third party. This lease was renewed and currently expires in January 1998. The lease term for the third facility began in September 1995. The lease has an initial term of five years with two options of two years each. Each lease and sublease agreement provides for rental adjustments for increases in property taxes, the consumer price index and general property maintenance.

         Rent expense associated with these leases totaled $549,000, $388,000 and $257,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Future minimum rentals as of June 30, 1997 under these leases are as follows:

                          June 30,

                            1998   $   427,000
                            1999       335,000
                            2000       335,000
                            2001       285,000
                            2002       138,000
                                   -----------
                           Total   $ 1,521,000
                                   ===========
8. INCOME TAXES

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


         The Company had a tax provision of $177,000 for the year ended June 30, 1997 and no provision for income tax for the years ended June 30, 1996 and 1995, due to the reversal in 1996 of valuation allowances recorded in prior years and the establishment of valuation allowances in 1995. The actual income tax expense attributable to earnings for the years ended June 30, 1997, 1996 and 1995 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to pretax earnings as a result of the following:


                                                          1997               1996             1995
                                                   ------------------  ---------------  ---------------
Expected income tax provision (benefit)
  at statutory rate (34%)                          $       1,265,000   $       83,000   $       (6,000)
State tax provision (benefit)                                193,000           36,000         (106,000)
Increase (decrease) in income tax expense
  resulting from:
     Increase (decrease) in valuation allowance           (1,279,000)        (106,000)         129,000
     Other                                                    (2,000)         (13,000)         (17,000)
                                                   ------------------  ---------------  ---------------
Income tax expense                                 $         177,000   $        -       $        -
                                                   ==================  ===============  ===============


The following are the components of the provision for income taxes for the year ended June 30, 1997:


 Current:
   Federal                   $    54,000
   Foreign Tax Withholding       220,000
   State                          95,000
                             -----------
                                 369,000
Deferred (Prepaid):
   Federal                      (442,000)
   State                         250,000
                             -----------
                                (192,000)

  Net Provision (Benefit)       $177,000


There is no tax provision for fiscal 1996 or 1995.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 are as follows:


                                       1997         1996
------------------------------------------------------------
Deferred tax assets:
Net operating loss carryforwards    $2,413,000    $3,290,000
Research tax credits                   157,000       157,000
Compensation                           115,000       114,000
Inventory                              199,000        53,000
Bad debt                                84,000        19,000
Goodwill                                31,000        20,000
Alternative minimum tax                 64,000             -
Foreign tax credit                     220,000             -
Other                                   10,000        23,000
------------------------------------------------------------
Total gross deferred tax assets     $3,293,000    $3,676,000
Less valuation allowance            (1,463,000)   (2,664,000)
------------------------------------------------------------
Net deferred tax asset              $1,830,000    $1,012,000

Deferred tax liabilities:
Property and equipment,
  due to depreciation               $1,638,000    $1,012,000
------------------------------------------------------------
Gross deferred tax liabilities      $1,638,000    $1,012,000

Net deferred tax asset                $192,000             -
------------------------------------------------------------

         The net change in the total valuation allowance for the years ended June 30, 1997 and 1996 was a decrease of $1,201,000 and $106,000, respectively. Included in the valuation allowance is $815,000 and $737,000, respectively, for 1997 and 1996 to offset net operating losses generated by the exercise of stock options. When such net operating losses are utilized, the reduction of these valuation allowances will be a credit to additional paid in capital. The primary reason for the reduction in the valuation allowance in 1997 and 1996 was the greater likelihood of the utilization of future tax benefits from net operating loss carryforwards. Realization of deferred tax assets associated with the NOL carryforwards is dependent upon the Company generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL carryforwards may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings. However, the net deferred tax assets could be reduced in the future if management's estimates of taxable income during the carryforward period are significantly reduced.

         As of June 30, 1997, the Company has net operating loss carryforwards for federal purposes of $6,644,000 and $2,991,000 for state purposes. The carryforward expiration period is from 2005 to 2011 for federal tax purposes and from 2000 to 2001 for state purposes.

 9.      RELATED PARTY TRANSACTIONS

         The Company has entered into a Development Agreement and an Exclusive Supply Agreement with C3, Inc. ("C3"). The President and the founder of C3 are the brothers of the Chief Executive Officer of the Company, and the Company, and certain of its officers and directors own approximately 6% of the outstanding common stock of C3. Pursuant to the agreements, the Company will work to develop and supply C3 near-colorless SiC crystals. C3 will use this product to fabricate and market gemstones as a substitute for diamonds in jewelry applications. C3 will pay the Company for development activities under the Development Agreement an amount based on the Company's cost plus a profit margin. The five year agreement commits C3 to fund program charges of up to $12 million, provided Cree achieves certain development milestones. During 1997 and 1996, sales to C3 totaled $517,000 and $55,000, respectively. There were no sales to C3 in fiscal 1995. At June 30, 1997 and 1996, accounts receivable includes $110,000 and $6,000, respectively, related to these product revenues.

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

         The above acquisition was accounted for as a purchase transaction and accordingly, the various assets acquired and liabilities assumed have been recorded at their respective fair market value as of the date of acquisition, with the excess of the purchase price of $206,675 being recorded as goodwill. This goodwill is being amortized over a five year period. The Company intends to record amounts paid, if any, under the earn out provisions described above as additional purchase consideration in the period the amount is determinable. The results of operations of the acquired business have been included in the consolidated statements of operations since the purchase date.

11.      RETIREMENT PLAN

         The Company maintains an employee benefit plan (the "Plan") pursuant to
Section 401(k) of the Internal Revenue Code. Under the Plan, there is no fixed dollar amount of retirement benefits, and actual benefits received by employees will depend on the amount of each employee's account balance at the time of retirement. All employees are eligible to participate under the Plan on the first day of a new fiscal quarter after date of hire. The Plan is not insured by the Pension Benefit Guaranty Corporation.

         The Company may, at its discretion, make contributions to the Plan. However, the Company did not make any contributions to the Plan during the years ended June 30, 1997, 1996 or 1995.

12.   CONTINGENCIES

         On October 25,1996, a putative class action lawsuit alleging violations of the federal securities laws was filed against the Company and certain of its officers and directors in federal district court, Middle District of North Carolina. A substantially similar action was filed in the same court on December 20, 1996. The two actions were consolidated and lead plaintiffs were appointed by order of the Court as of February 5, 1997. Plaintiffs filed a consolidated amended complaint on March 17, 1997. In the amended complaint, plaintiffs seek to represent a class of all persons who purchased the Company's common stock between February 1, 1996, and July 2, 1996 (the "Class Period"). They assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as claims of negligent misrepresentations and common law fraud, based upon alleged material misrepresentations and omissions during the Class Period. The amended complaint does not specify the damages sought.

         On May 2, 1997, the defendants moved that the amended complaint be dismissed for failure to state a claim upon which relief can be granted and other grounds. As of August 8, 1997, the motions to dismiss remain pending before the court, and the court has not certified the action as a class action. Management believes that the action is without merit and intends to contest it vigorously. An adverse resolution of the action may have a material adverse effect on the Company's results of operations and financial condition.

13.   EARNINGS PER SHARE

         The Company will adopt Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share", on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior periods data presented will be restated to conform to the provisions of SFAS No. 128.

         If the Company had adopted SFAS No. 128 for the periods ended June 30, the following computation would have been used to arrive at basic income per share and diluted income per common share that would have been presented on the consolidated statements of operations:

                                                  1997          1996              1995
------------------------------------------------------------------------------------------
Net income (loss)                              $3,542,000      $243,000           $(17,000)

Weighted average common shares                 12,455,494    11,825,857         10,367,290
                                               -------------------------------------------
Basic income per common share                       $0.28         $0.02              $0.00

Net income                                     $3,542,000      $243,000           $(17,000)

Weighted average shares:
Common shares outstanding                      12,455,494    11,825,857         10,367,290

Dilutive effect of stock options & warrants       670,048       789,107                  0
                                               -------------------------------------------
Total shares                                   13,125,542    12,614,964          10,367,290

Diluted income per share                      $      0.27   $      0.02        $       0.00

14.   NEW ACCOUNTING PRONOUNCEMENTS

         The Company will adopt Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") on

December 31, 1997. SFAS No. 131 requires the Company to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has yet to determine the impact, if any, of adoption of the new pronouncement.

         The Company will adopt Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") on December 31, 1997. SFAS No. 130 requires the Company to display an amount representing total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No.130. The Company has yet to determine the impact, if any, of adoption of the new pronouncement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information called for in items 10 through 13 is incorporated by reference to the Company's definitive proxy statement relating to its annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal 1997.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) (1) and (2) Financial statements and financial statement schedule
          - the financial statements, financial statements schedule, and report of independent accountants are filed as part of this report (see index to Consolidated Financial Statements at Part II Item 8 on page 23 of this Form 10-K).

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

10.24 License Agreement between the Company and North Carolina State University dated December 3, 1987(1)

10.25 Amendment to License Agreement between the Company and North Carolina State University dated September 11, 1989(1)

10.30 Agreement between General Instrument Corporation and the Company dated June 24, 1988(1)

10.31 Letter Agreement with General Instrument Corporation dated February 21, 1992, superseding agreement dated June 24, 1988(1)

10.50 Development, License and Supply Agreement between the Company and Siemens A.G. dated October 24, 1995(4)

10.53               Purchase Agreement between the Company and Siemens A.G.
                    dated September 11, 1996 (5)

10.54 License and Technology Transfer Agreement between the Company and Shin- Etsu Handotai Co. Ltd dated September 30, 1996 (6)

10.55 Supply Agreement between the Company and Shin-Etsu Handotai Co. Ltd, dated September 30, 1996 (6)

10.56 First Amendment to Purchase Agreement between the Company and Siemens A.G. dated April 22, 1997 (7)

11.00               Computation of Per Share Earnings

21.00               Subsidiaries of Registrant (3)

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

(4) Incorporated by reference herein. Filed as an exhibit to the Company's Registration Statement filed on Form S-3 (No. 33-98728) declared effective by the Securities and Exchange Commission on December 27, 1995. Confidential treatment of portions of this document was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 by order dated December 29, 1995.

(5) Incorporated by reference herein. Filed as an exhibit to the Company's quarterly report filed on Form 10K with the Securities and Exchange Commission on September 30, 1996. Confidential treatment of portions of this document was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 by order dated November 21, 1996.

(6) Incorporated by reference herein. Filed as an exhibit to the Company's quarterly report filed on Form 10Q with the Securities and Exchange Commission on November 14, 1996. Confidential treatment of portions of this document was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 by order dated February 3, 1997.

(7) Incorporated by reference herein. Filed as an exhibit to the Company's quarterly report filed on Form 10Q with the Securities and Exchange Commission on May 2, 1997. Confidential treatment of portions of this document was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 by order dated June 26, 1997.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report. None.

           REPORT OF INDEPENDENT ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

Board of Directors and Shareholders
Cree Research, Inc.

In connection with our audits of the consolidated financial statements of Cree Research, Inc. and subsidiary as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in Item 14(a) herein.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Raleigh, North Carolina
July 24, 1997

                                                                     SCHEDULE II

                               CREE RESEARCH, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)


                         Allowance for Doubtful Accounts


                        Balance at        Charged to              Deductions
       Years            Beginning          Costs and             (Write-Offs           Balance at End
   Ended June 30,       of Period          Expenses          Charged to Reserve)          of Period
---------------------------------------------------------------------------------------------------------
        1997               $50               $190                   $(24)                  $  216
        1996               $22               $203                  $(175)                  $   50
        1995               $27               $ 20                  $ (25)                  $   22
---------------------------------------------------------------------------------------------------------

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CREE RESEARCH, INC.


                                  By:   s/ F. Neal Hunter
                                        F. Neal Hunter
Date:  August 15, 1997                  President and Chief Executive Officer



         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Signature                                       Title                                  Date


s/F. Neal Hunter                             Chairman of the Board                       August 15, 1997
F. Neal Hunter


s/Alan J. Robertson                          Chief Financial Officer                     August 15, 1997
Alan J. Robertson


s/Calvin H. Carter, Jr., Ph. D.              Director                                    August 15, 1997
Calvin H. Carter, Jr., Ph.D.


s/James E. Dykes                             Director                                    August 15, 1997
James E. Dykes


s/Michael W. Haley                           Director                                    August 15, 1997
Michael W. Haley


s/Walter L. Robb, Ph.D.                      Director                                    August 15, 1997
Walter L. Robb, Ph.D.



s/Dolph W. von Arx                           Director                                    August 15, 1997
Dolph W. von Arx


s/John W. Palmour, Ph.D.                     Director                                    August 15, 1997
John W. Palmour, Ph.D.