Form 10-Q
period 1997-09-28
CREE RESEARCH INC /NC/
filed 1997-10-24
CIK 895419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

The number of shares outstanding of the registrant's common stock, par value $0.005 per share, as of October 14, 1997 was 12,714,841.

                               CREE RESEARCH, INC.
                                    FORM 10-Q

                    For the Quarter Ended September 28, 1997


                                      INDEX




                                                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets at September 28, 1997 (unaudited) and
          June 30, 1997                                                                 3

          Consolidated Statements of Income for the three months ended
          September 28, 1997 and September 30, 1996 (unaudited)                         4

          Consolidated Statements of Cash Flows for the three months ended
          September 28, 1997 and September 30, 1996 (unaudited)                         5

          Notes to Consolidated Financial Statements (unaudited)                        6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                    10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                             13

Item 6.  Exhibits and Reports on Form 8-K                                              14

Signatures                                                                             15

PART 1- FINANCIAL INFORMATION
Item 1- Financial Statements

                               CREE RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (in 000's except per share amounts)



                                                                          September 28,               June 30,
                                                                                  1997                    1997
                                                                         -----------------         --------------
ASSETS                                                                      (Unaudited)

Current assets:
           Cash and cash equivalents                                              $12,919                $10,448
           Accounts receivable, net                                                 8,564                  7,694
           Inventories                                                              3,215                  3,949
           Deferred income tax                                                      1,830                  1,830
           Prepaid expenses and other current assets                                  417                    466
                                                                         -----------------         --------------
                Total current assets                                               26,945                 24,387

           Long-term accounts receivable                                               54                     54
           Property and equipment, net                                             24,409                 24,333
           Patent and license rights, net                                           1,322                  1,267
           Other assets                                                                85                     96
                                                                         -----------------         --------------
                Total assets                                                      $52,815                $50,137
                                                                         =================         ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
           Accounts payable, trade                                                 $2,044                 $2,248
           Accrued salaries and wages                                                 762                    292
           Other accrued expenses                                                   1,251                    834
                                                                         -----------------         --------------
                Total current liabilities                                           4,057                  3,374
                                                                         -----------------         --------------

Non-current deferred income tax                                                     1,638                  1,638
                                                                         -----------------         --------------

Shareholders' equity:
           Common stock, $0.005 par value; 14,500 shares
                authorized; shares issued and outstanding
                12,705, and 12,523, at September 28, and
                June 30, 1997, respectively                                            63                     62
           Additional paid-in-capital                                              47,039                 46,214
           Retained earnings (accumulated deficit)                                     18                 (1,151)
                                                                         -----------------         --------------
                Total shareholders' equity                                         47,120                 45,125
                                                                         -----------------         --------------
                Total liabilities and shareholders' equity                        $52,815                $50,137
                                                                         =================         ==============





         The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       (in 000's except per share amounts)
                                   (Unaudited)



                                                                             Three Months Ended
                                                             -------------------------------------------------
                                                             September 28,               September 30,

                                                                     1997                      1996
                                                             --------------              ----------------
Revenue:
         Product revenue, net                                       $8,206                        $2,751
         Contract revenue, net                                       2,001                         1,623
         License fee income                                        -                               2,615
                                                             --------------              ----------------
                 Total revenue                                      10,207                         6,989
                                                             --------------              ----------------

         Product revenue                                             5,419                         1,983
         Contract revenue                                            1,653                         1,527
                                                             --------------              ----------------
                 Total cost of revenue                               7,072                         3,510
                                                             --------------              ----------------
Gross margin                                                         3,135                         3,479
Operating expenses:
         Research and development, net                                 394                           516
         Sales, general and administrative                           1,140                           906
         Other (income) expense                                        (6)                            87
                                                             --------------              ----------------
                 Income from operations                              1,607                         1,970
Interest income, net                                                   164                           148
                                                             --------------              ----------------
                 Income before income taxes                          1,771                         2,118
Income tax expense                                                     602                           212
                                                             --------------              ----------------
                 Net income                                         $1,169                        $1,906
                                                             ==============              ================
                 Net income per share                                $0.09                         $0.15
                                                             ==============              ================
Weighted average shares outstanding                                 13,408                        13,035
                                                             ==============              ================


         The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in 000's except per share amounts)



                                                                                Three Months Ended
                                                                        -------------------------------------------

                                                                        September 28,             September 30,
                                                                              1997                    1996
                                                                        -----------------      --------------------
Operating activities:
      Net income                                                                  $1,169                    $1,906
      Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
      Depreciation and amortization                                                1,017                       737
      Reserve for disposal of assets                                                 300                         -
      Loss (gain) on disposal of property and equipment                               (6)                       87
      Amortization of patent rights                                                   25                        42
      Amortization of goodwill                                                        10                        10
      Changes in assets and liabilities:
          Accounts receivable                                                       (871)                   (3,278)
          Inventories                                                                735                    (1,178)
          Prepaid expenses and other assets                                           48                       (87)
          Accounts payable, trade                                                   (850)                     (987)
          Accrued expenses                                                           890                         5
                                                                        -----------------      --------------------
          Net cash provided by (used in) operating activities                      2,467                    (2,743)

Investing activities:
      Purchases of property and equipment                                           (775)                   (1,020)
      Proceeds from sale of property and equipment                                    35                         -
      Purchase of patent rights                                                      (82)                      (63)
                                                                        -----------------      --------------------
          Net cash used in investing activities                                     (822)                   (1,083)

Financing activities:
      Net proceeds from issuance of common stock                                     826                        47
      Repurchase of common stock                                                       -                      (112)
                                                                        -----------------      --------------------
          Net cash provided by financing activities                                  826                       (65)

Net increase (decrease) in cash and cash equivalents                               2,471                    (3,891)
                                                                        =================      ====================

Cash and cash equivalents:
      Beginning of year                                                           10,448                    10,162
                                                                        =================      ====================
      End of year                                                                $12,919                    $6,271
                                                                        =================      ====================


         The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

         The balance sheet as of September 28, 1997, the statements of operations for the three month periods ended September 28, 1997 and September 30, 1996, and the statements of cash flows for the three months ended September 28, 1997 and September 30, 1996 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 28, 1997, and all periods presented, have been made. The balance sheet at June 30, 1997 has been derived from the audited financial statements as of that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1997 Form 10-K. The results of operations for the period ended September 28, 1997 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Accounting Policies

         On September 24, 1997, the Board of Directors of Cree Research, Inc. changed the Company's fiscal year from the twelve months ending June 30 to a 52 or 53-week year ending on the last Sunday in the month of June. Accordingly, all quarterly reporting will reflect a 13 week period in fiscal 1998, except that the period ended September 28, 1997, which commenced July 1, 1997, reflects the results of twelve weeks and five days. The Company's current fiscal year will extend from July 1, 1997 to June 28, 1998.

Inventories

         Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

                                         September 28, 1997   June 30, 1997
                                             (000's)             (000's)

                  Raw materials              $1,200              $1,559
                  Work-in-progress            1,362               1,374
                  Finished goods                653               1,016
                                             ------              ------
                                             $3,215              $3,949

Research and Development Accounting Policy

         The U.S. Government provides funding for several of the Company's current research and development efforts. The contract funding may be based on a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For cost-share contracts, the actual costs are divided between the U.S. Government and the Company based on the terms of the contract. The government's cost share is then paid to the Company. Activities performed under these arrangements include research regarding silicon carbide and gallium nitride materials. The contracts typically require submission of a written report to document the results of such research.

         The revenue and expense classification for contract activity is determined based on the nature of the contract. For contracts where the Company anticipates that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding as an offset of those expenses. The following table details information about contracts for which direct expenses exceed funding by period as included in research and development expenses:

                                       Three months ended (in 000's)
                                  September 28,                September 30,
                                      1997                          1996
-------------------------------------------------------------------------------
Net R&D costs                        $   120                       $    145
Government funding                       287                            444
                                     -------                       --------
Total direct costs incurred          $   407                       $    589
                                     -------                       --------

         During the life of these contracts, total direct expenditures and funding are estimated to be $8,985,000 and $6,857,000, respectively. As of September 28, 1997, direct expenses and funding of $8,260,000 and $6,543,000, respectively, have been recognized in connection with these contracts.

Income Taxes

         The Company has established an estimated tax provision based upon an effective rate of 34%. The estimated effective rate was based upon projections of income for the fiscal year and the Company's ability to utilize remaining net operating loss carryforwards and other tax credits. However, the actual effective rate may vary depending upon actual pre-tax book income for the year or other factors.

Earnings Per Share

            The Company will adopt Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share", on December 28, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

            If the Company had adopted SFAS No. 128 for the period ended September 28, 1997, the following computation would have been used to arrive at basic income per share and diluted income per common share that would have been presented on the consolidated statements of operations:



                                                               Three Months Ended
                                                        September 28,     September 30,
                                                           1997                1996
                                                        (in 000's,           (in 000's,
                                                     except per share     except per share
                                                         amounts)             amounts)
                                                     ------------------  -----------------
Net income                                              $        1,169        $     1,906

Weighted average common shares                                  12,609             12,282
                                                     ------------------  -----------------

Basic income per common share                           $         0.09        $      0.16
                                                     ==================  =================


Net income                                              $        1,169        $     1,906

Weighted average shares:

Common shares outstanding                                       12,609             12,282

Dilutive effect of stock options & warrants                        799                753
                                                     ------------------  -----------------

Total shares                                                    13,408             13,035


Diluted income per share                                $         0.09        $      0.15
                                                     ==================  =================


Reclassifications

         Reclassifications of certain amounts have been made to the statement of operations for the three months ended September 30, 1996, and related footnotes disclosure, to conform to the fiscal 1998 presentation. These reclassifications had no effect on shareholders' equity, the results of operations or per share data.

Subsequent Event

         The Company is defending securities class action lawsuits brought in the U.S. District for the Middle District of North Carolina against the Company and certain of its directors and officers. The suits, filed in October and December 1996, were subsequently consolidated and plaintiffs filed a consolidated amended complaint in March 1997. The amended complaint alleged that the defendants made material misrepresentations and omissions during the period from February 1, 1996 to July 2, 1996 and sought damages on behalf of all persons who purchased the Company's stock within that period. The court on October 17, 1997 issued a ruling granting defendants' motions to dismiss the complaint and ordering the case dismissed without prejudice. As of October 22, 1997, the Company has received no notice of appeal. The Company believes the plaintiffs' allegations are without merit and will continue defending the case vigorously should plaintiffs seek to file a further amended complaint or to appeal the dismissal.

         The Company has entered into a contract to purchase real property consisting of approximately thirty acres of land on which exists a 145,000 square foot production facility and a total of 35,000 square feet of service and warehouse buildings. This property is located in Durham County, North Carolina, in the vicinity of the Research Triangle Park. The Company is currently evaluating the property and has the right to terminate the contract without liability during a specified feasibility study period. The purchase price under the contract is $3,000,000. The Company has obtained a commitment from a commercial bank for a term loan of up to $10,000,000, to be secured by the purchased property, to finance the purchase and upfit of the facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         For the first quarter ended September 28, 1997, the Company posted record revenue of $10,207,000 and net income of $1,169,000 or $.09 per share. These results reflect a 46% increase in revenue over the first quarter of fiscal 1997. Revenue and net income in the year-ago period also reflects a $2,615,000 one time license fee. Excluding this license fee, revenue and net income for the first quarter of 1998, respectively, were $5,833,000 and $1,666,000 higher than the same period in the prior year. Product revenue, which includes sales of light emitting diodes ("LEDs"), wafers, module display products and moving message signs, has increased 198% over the first quarter of fiscal 1997. Results for the first quarter of fiscal year 1998 reflect the recent change to a 13 week quarter. Please see Notes to Consolidated Financial Statements.

         LED sales grew 288% for the quarter ended September 28, 1997 as compared to the corresponding period in the prior year. These results mirror the record LED unit volume shipped during the quarter. Most of this increase was prompted by the purchase agreement signed in September 1996 and amended in April 1997 with Siemens A.G. ("Siemens"). That agreement calls for an escalating volume of shipments, with an increase of 55% in the second quarter over the prior quarter. The effect on revenue of this greater volume will be offset in part by a 25% reduction in the average sales price to be received in the same period. While shipments under the present agreement with Siemens are scheduled to conclude in December 1997, the Company maintains an excellent relationship with this customer and is currently negotiating to continue the purchase commitment into calendar 1998. However, there can be no assurance that this purchase agreement will be extended or for what period of time. The failure to continue this relationship, or find another strategic customer, could have a material adverse effect on the business and prospects of the Company.

         The Company continues to focus efforts on obtaining additional LED customers. If the Company is unable to expand its customer base, its revenue and earnings growth may be adversely impacted. The Company believes that market growth for this product remains dependent on its ability to substantially lower pricing. As a result, the Company anticipates that its overall average sales price will decline significantly in fiscal 1998. Lower pricing will be viable when a significant reduction in production costs can be achieved. Cree anticipates that a new smaller sized die product that will be introduced in October 1997, will reduce costs by approximately 35%. In addition, the Company expects to increase the wafer size to two inches near the end of the second quarter. The combination of the smaller die and the two inch wafer is expected to double the number of potential good die on the wafer, which should result in lowering costs even further on a per unit basis. This move is expected to increase available volume without plant expansion. Cree plans to seek further customer diversification in the third and fourth quarters as this volume becomes available. There can be no assurance that Cree will achieve these production benchmarks, lower costs or find an increased customer base. In addition, any change in the manufacturing process could result in unexpected problems that could lower production during the transition period.

         Wafer sales increased 85% for the three months ending September 28, 1997, over the same period in the prior year. This rise in revenue is attributable to a 73% growth in volume and a 7% increase in the average sales price. Both of these results reflect the Company's success in achieving a premium product with a lower defect density and an increased interest in SiC materials in the semiconductor industry. During the first quarter, the Company also dedicated resources to the development agreement with C3, Inc. relating to the development of colorless material for use in gemstones (as discussed in the Company's most recent 10K filing). That work comprised approximately 6% of product revenue and contributed a 31% product margin.

         The module business unit recorded sales that were more than three times the level achieved in the first quarter of 1997. The increase was primarily attributable to the shipment of a large order to a customer in Korea which installed the module technology in a large live action display board for a new sports arena. The Company anticipates that this sale will prove to be key to the module business, as it will provide an example of this application of the technology for other potential customers. Moving message sign sales by the Company's subsidiary, Real Color Displays, Inc. ("RCD"), fell by 44% during the quarter as compared to the first quarter of fiscal 1997, as the Company continues to refocus its resources to the module business. During fiscal 1997, the Company made a strategic shift to the module product line. While Cree will continue to use its best efforts to market and sell moving message signs, the modules product line is considered to be a better fit for long term initiatives, as it requires fewer resources and aligns with the distribution network of other customers.

         Research contract revenues and cost of revenues increased 23% and 8%, respectively, for the three month period ended September 28, 1997, as compared to the quarter ended September 30, 1996. This increase is attributable to a change in mix of work being performed on cost share type arrangements. Under cost share contracts, where direct costs incurred are expected to exceed government funding, funding is recorded as an offset to research and development expenses and related direct expenses are recorded as research and development expenses. Conversely, for cost plus contracts, where government funding is anticipated to be higher than direct costs incurred, funding is recorded as contract revenue and direct expenses are reflected as a cost of contract revenue. During the first quarter of fiscal 1998, resources were moved from the two cost share arrangements to other cost plus contracts, as the majority of funding under the cost share transactions had been exhausted. As a result, contract revenue and costs of revenue were higher.

         The Company's product gross margin was 34% for the three months ending September 28, 1997 compared to 28% experienced in the first quarter of fiscal 1997. The overall growth in margin stems from higher throughput and manufacturing yield on LED and materials products, thereby lowering the cost per unit. While the Company has demonstrated a lower per unit cost during the past year, much of this success was due to higher volumes processed as a result of the Siemens contract. In addition, as a result of the anticipated decline in the overall average sales price to be received in 1998, the Company must continue to reduce per unit costs in order to sustain similar profit margins. A smaller die sized chip to be introduced in October 1997, is expected to comprise the majority of production for the second quarter. In addition, a two inch wafer is expected to be introduced near the end of the second quarter. The smaller sized chip and the larger wafer are expected to reduce per unit costs significantly. A major challenge for the Company for the remainder of the year is to ensure that costs decline at a faster rate than the average sales price. If the Company is unable to reduce unit costs or gain orders for the additional volume produced, gross margin could be negatively impacted.

           For the three months ended September 28, 1997, research and development costs have declined by 24% due to a one time write off of $93,000 for the closure of the Company's Eastern European Division in the first quarter of fiscal 1997. The Eastern European Division was a basic research division for some of the Company's material and device development work.

         Sales, general and administrative expenses increased by 26% over the prior year for the three month period ending September 28, 1997, despite the inclusion of a brokerage fee ($172,000) associated with the license fee revenue recorded in the first quarter of fiscal 1997. Higher 1998 expenses include the sponsorship of a worldwide silicon carbide conference held in Sweden, costs to support a larger sales and legal staff and other cost increases to support the growth of the business.

         The Company's income tax provision has increased to 34% from a 5% effective rate experienced during 1997. This higher rate results from the utilization of net operating loss carryforwards during fiscal 1997.

Liquidity and Capital Resources

            Net cash provided by operations was $2,467,000 for the three months ended September 28, 1997 compared with cash used in operations of $2,743,000 during the first quarter of fiscal 1997. This increase was primarily attributable to a lower growth in accounts receivable balances and a decline in the investment in inventory, compared to the increase experienced in 1997.

           The Company invested $775,000 in capital equipment during the first three months of fiscal 1998 compared to $1,020,000 during the same period in the prior year. As discussed in the notes to the financial statements, the Company is currently evaluating the purchase of a new production facility. The total capital outlay for this facility and necessary upfit is estimated to be approximately $9,000,000 to $10,000,000. A $3,000,000 initial investment would be required for the purchase, with the remaining upfit expected to take place over a two year period. The Company has acquired a loan commitment from a commercial bank to finance these expenditures. All other capital investments made during 1998 are expected to be financed through cash provided by operations and cash on hand.

Other Factors Affecting Forward Looking Statements

         Cree does not provide a forecast for future financial performance. While management is optimistic about the Company's short and long term prospects, the issues and uncertainties described in the Company's Form 10K for fiscal 1997 and the cautionary statement below should be considered in evaluating its growth outlook.

         Cautionary Statement Identifying Important Factors That Could Cause the Company's Actual Results to Differ From Those Projected in Forward Looking Statements

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that the document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to various risks and uncertainty which could cause actual results to differ materially from those indicated by the statements. Examples of forward looking statements include but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products or methodology or predictions of actions by customers, suppliers, or competitors, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company and its business.

         This document also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the Company's ability to lower LED costs, gain a larger customer base, price products competitively, increase product yields, reduce chip size, increase wafer size, as well as possible infringement of intellectual property rights of the Company or others, actions of competitors, the effects of government regulation, both foreign and domestic, availability of U.S. government funding for research contracts, possible delays in the introduction of new products, customer acceptance of products or services and other factors.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is defending securities class action lawsuits brought in the U.S. District for the Middle District of North Carolina against the Company and certain of its directors and officers. The suits, filed in October and December 1996, were subsequently consolidated and plaintiffs filed a consolidated amended complaint in March 1997. The amended complaint alleged that the defendants made material misrepresentations and omissions during the period from February 1, 1996 to July 2, 1996 and sought damages on behalf of all persons who purchased the Company's stock within that period. The court on October 17, 1997 issued a ruling granting defendants' motions to dismiss the complaint and ordering the case dismissed without prejudice. As of October 20, 1997, the Company has received no notice of appeal. The Company believes the plaintiffs' allegations are without merit and will continue defending the case vigorously should plaintiffs seek to file a further amended complaint or to appeal the dismissal.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
                  Exhibit 11:  Computation of Earnings per Share


         (b) Reports on Form 8-K:
                  A Form 8-K dated September 24, 1997 was filed with respect to the Board of Directors determination to change the Company's fiscal year end from June 30 to the last Sunday in the month of June.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CREE RESEARCH, INC.



Date: October 24, 1997                            /s/Alan J. Robertson
      ----------------                            ----------------------------
                                                  Alan J. Robertson, Chief
                                                  Financial Officer and
                                                  Secretary


Date: October 24, 1997                            /s/F. Neal Hunter
      ----------------                            ----------------------------
                                                  F. Neal Hunter, President and
                                                  Chief Executive Officer