Form 10-Q
period 1997-12-28
CREE RESEARCH INC /NC/
filed 1998-01-30
CIK 895419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________

                         Commission file number: 0-21154


                               CREE RESEARCH, INC.
             (Exact name of registrant as specified in its charter)


             North Carolina                                 56-1572719
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)


      4600 Silicon Drive   Durham, NC                           27703
      (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (919) 361-5709


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

The number of shares outstanding of the registrant's common stock, par value $0.005 per share, as of January 20, 1998 was 13,048,560.

                               CREE RESEARCH, INC.
                                    FORM 10-Q

                     For the Quarter Ended December 28, 1997


                                      INDEX


                                                                                    Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets at December 28, 1997 (unaudited) and
          June 30, 1997                                                               3

          Consolidated Statements of Income for the three and six months ended
          December 28, 1997 and December 31, 1996 (unaudited)                         4

          Consolidated Statements of Cash Flows for the six months ended
          December 28, 1997 and December 31, 1996 (unaudited)                         5

          Notes to Consolidated Financial Statements (unaudited)                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                  13


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                           17

Item 4.  Submission of Matters to a Vote of Security Holders                         18

Item 6.  Exhibits and Reports on Form 8-K                                            19

Signatures                                                                           20


PART 1- FINANCIAL INFORMATION
Item 1- Financial Statements

                               CREE RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (in 000's except per share amounts)



                                                                          December 28,               June 30,
                                                                               1997                    1997
                                                                          -------------            ----------
ASSETS                                                                      (Unaudited)

Current assets:
                Cash and cash equivalents                                      $13,102               $10,448
                Short term investments (trading security)                        1,225                     -
                Accounts receivable, net                                        10,226                 7,694
                Inventories                                                      2,788                 3,949
                Deferred income tax                                              1,830                 1,830
                Prepaid expenses and other current assets                          317                   466
                                                                          -------------            ----------
                        Total current assets                                    29,488                24,387

                Long-term accounts receivable                                       54                    54
                Property and equipment, net                                     28,021                24,333
                Patent and license rights, net                                   1,417                 1,267
                Other assets                                                        11                    96
                                                                          -------------            ----------
                        Total assets                                           $58,991               $50,137
                                                                          =============            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
                Accounts payable, trade                                         $2,175                $2,248
                Accrued salaries and wages                                         414                   292
                Other accrued expenses                                           1,600                   834
                                                                          -------------            ----------
                        Total current liabilities                                4,189                 3,374
                                                                          -------------            ----------

Long-term debt                                                                   3,259                     -
Non-current deferred income tax                                                  1,638                 1,638
                                                                          -------------            ----------
                        Total long term liabilities                              4,897                 1,638
                                                                          -------------            ----------

Shareholders' equity:
                Common stock, $0.005 par value; 14,500 shares
                        authorized; shares issued and outstanding
                        12,856, and 12,523, at December 28, and
                        June 30, 1997, respectively                                 64                    62
                Additional paid-in-capital                                      48,352                46,214
                Retained earnings (accumulated deficit)                          1,489                (1,151)
                                                                          -------------            ----------
                        Total shareholders' equity                              49,905                45,125
                                                                          -------------            ----------
                        Total liabilities and shareholders' equity             $58,991               $50,137
                                                                          =============            ==========





         The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       (in 000's except per share amounts)
                                   (Unaudited)




                                                           Three Months Ended                      Six Months Ended
                                                      ------------------------------      -------------------------------

                                                       December 28,    December 31,         December 28,     December 31,
                                                           1997            1996                 1997             1996
                                                      ------------   --------------       --------------   -------------
Revenue:
              Product revenue, net                         $8,164           $4,561              $16,369          $7,313
              Contract revenue, net                         1,942            1,978                3,944           3,600
              License fee income                                -                -                    -           2,615
                                                      ------------   --------------       --------------   -------------
                          Total revenue                    10,106            6,539               20,313          13,528
                                                      ------------   --------------       --------------   -------------

Cost of revenue:
              Product revenue                               4,946            3,226               10,365           5,210
              Contract revenue                              1,600            1,691                3,252           3,217
                                                      ------------   --------------       --------------   -------------
                          Total cost of revenue             6,546            4,917               13,617           8,427
                                                      ------------   --------------       --------------   -------------

Gross margin                                                3,560            1,622                6,696           5,101

Operating expenses:
              Research and development, net                   527              247                  920             763
              Sales, general and administrative               850            1,063                1,985           1,969
              Other expense                                   390               92                  390             179
                                                      ------------   --------------       --------------   -------------

                          Income from operations            1,793              220                3,401           2,190

Interest income, net                                          169              177                  332             325
                                                      ------------   --------------       --------------   -------------

                          Income before income taxes        1,962              397                3,733           2,515

Income tax expense                                            490               39                1,093             251
                                                      ------------   --------------       --------------   -------------

                          Net income                      $ 1,472             $358               $2,640          $2,264
                                                      ============   ==============       ==============   =============

Basic earnings per common share                             $0.12            $0.03                $0.21           $0.18
                                                      ============   ==============       ==============   =============

Diluted earnings per common share                           $0.11            $0.03                $0.20           $0.17
                                                      ============   ==============       ==============    ============







                   The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in 000's except per share amounts)
                                   (Unaudited)




                                                                                        Six Months Ended
                                                                                ------------------------------------

                                                                                December 28,           December 31,
                                                                                     1997                   1996
                                                                                ---------------       --------------
Operating activities:
         Net income                                                                  $2,640                 $2,264
         Adjustments to reconcile net income to net cash
              provided by operating activities:
         Depreciation and amortization                                                2,067                  1,546
         Loss (gain) on disposal of property and equipment                              320                    179
         Loss on write off of patents                                                     -                     20
         Amoritization of patent rights                                                  50                     48
         Amortization and write off of goodwill                                          86                     21
         Purchase of marketable trading security                                     (1,500)                     -
         Changes in assets and liabilities:
              Accounts receivable                                                    (2,258)                    75
              Inventories                                                             1,161                 (1,770)
              Prepaid expenses and other assets                                         148                     90
              Accounts payable, trade                                                  (783)                (1,793)
              Deferred revenue                                                           35                  1,273
              Accrued expenses                                                          854                    274
                                                                                ------------        ---------------
              Net cash provided by operating activities                               2,820                  2,227

Investing activities:
         Maturity of investment securities                                                -                    208
         Purchases of property and equipment                                         (5,704)                (3,786)
         Proceeds from sale of property and equipment                                   340                      -
         Purchase of patent rights                                                     (200)                  (129)
                                                                                ------------        ---------------
              Net cash used in investing activities                                  (5,564)                (3,707)

Financing activities:
         Proceeds from issuance of long-term debt                                     3,259                      -
         Net proceeds from issuance of common stock                                   2,139                    118
         Repurchase of common stock                                                       -                   (113)
                                                                                ------------        ---------------
              Net cash provided by financing activities                               5,398                      5

Net increase (decrease) in cash and cash equivalents                                  2,654                 (1,475)
                                                                                ============        ===============

Cash and cash equivalents:
         Beginning of year                                                           10,448                 10,162
                                                                                ============        ===============
         End of year                                                                $13,102                 $8,687
                                                                                ============        ===============







         The accompanying notes are an integral part of the consolidated financial statements.

                               Cree Research, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

         The balance sheet as of December 28, 1997, the statements of operations for the three and six month periods ended December 28, 1997 and December 31, 1996, and the statements of cash flows for the six months ended December 28, 1997 and December 31, 1996 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 28, 1997, and all periods presented, have been made. The balance sheet at June 30, 1997 has been derived from the audited financial statements as of that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1997 Form 10-K. The results of operations for the period ended December 28, 1997 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Accounting Policies

Change in Fiscal Year

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


Investments

         Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities". This statement requires certain securities to be classified into three categories:

         (a) Securities Held-to-Maturity- Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.
         (b) Trading Securities- Debt and equity securities that are bought and held principally for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.
         (c) Securities Available-for-Sale- Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

         The Company's short-term investments are comprised of an equity security that is classified as a trading security, which is carried at the fair market value based upon the quoted market price at December 28, 1997.

Significant Property Acquisition


         In November 1997, the Company purchased real property consisting of approximately thirty acres of land with a 145,000 square foot production facility and a total of 35,000 square feet of service and warehouse buildings. This property is located in Durham County, North Carolina, in the vicinity of the Research Triangle Park. The purchase price of the land and buildings was $3,000,000. The Company moved most of its sales and administrative personnel and Real Color Displays' operations to this facility in January 1998. The Company anticipates it will relocate its other operations to this facility over the next few quarters.


         The Company obtained a term loan from a commercial bank of up to $10,000,000 to finance the purchase and upfit of the facility. Approximately $2,950,000 was disbursed under the loan in November 1997 to finance the purchase, and additional proceeds under the loan are distributed to the Company on a monthly basis based on actual expenditures incurred during an eighteen month period. The loan, which is secured by the purchased property, accrues interest at a fixed rate of 8% and carries customary covenants, including the maintenance of a minimum tangible net worth and other requirements. Accrued interest is due monthly until May 1999, at which time the outstanding principal balance will be amortized over twenty years until 2011, when the loan balance becomes due. At December 28, 1997, long term borrowings associated with this loan were $3,259,000 leaving $6,741,000 unused and available.

         During the three months ended December 28, 1997, the Company capitalized interest on funds used to construct property, plant and equipment in connection with the newly acquired facility. Interest capitalized during the period was $28,000.

Goodwill


         Goodwill shown on the statements represents the amount by which the costs to acquire the net assets of the Real Color Displays subsidiary exceeded their related fair value at acquisition. Based on a review of undiscounted cash flows of the subsidiary over the remaining amortization period, the Company determined that goodwill had been impaired. As a result, the Company wrote-off the $66,000 net book value in the second quarter of fiscal 1998. As required by generally accepted accounting principles, this write-off, which was considered a change in accounting estimate, was included in the results of operations.



Inventories

         Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

                                     December 28, 1997     June 30, 1997
                                     -----------------     -------------

                Raw materials            $1,035,000         $1,559,000
                Work-in-progress          1,215,000          1,374,000
                Finished goods              538,000          1,016,000
                                         ----------         ----------
                                         $2,788,000         $3,949,000
                                         ----------         ----------


Research and Development Accounting Policy

         The U.S. Government provides funding for several of the Company's current research and development efforts. The contract funding may be based on a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For cost-share contracts, the actual costs are divided between the U.S. Government and the Company based on the terms of the contract. The government's cost share is then paid to the Company. Activities performed under these arrangements include research regarding silicon carbide and gallium nitride materials. The contracts typically require submission of a written report to document the results of such research.

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




                                   Three months ended (in 000's)    Six months ended (in 000's)
                                   -----------------------------    ---------------------------
                                     December 28,   December 31,    December 28,   December 31,
                                          1997          1996            1997           1996
-----------------------------------------------------------------------------------------------
Net R&D costs                            $  161        $   66         $  281         $  240
Government funding                          311           320            598            764
                                         ------        ------         ------         ------
Total direct costs incurred              $  472        $  386         $  879         $1,004
                                         ------        ------         ------         ------

         As of December 28, 1997, all funding under contracts where the Company anticipates that direct costs will exceed amounts to be funded has been exhausted. Therefore, the Company anticipates that all future contract funding under existing contracts will be reflected as contract revenue while direct costs will be reported as contract cost of sales.

Significant Sales Contract


         In September 1996, the Company entered into a Purchase Agreement with Siemens AG ("Siemens"), pursuant to which Siemens agreed to purchase LED chips made with the Company's gallium nitride-on-silicon carbide technology. In April 1997, a contract amendment was executed that provided for enhanced product specifications requested by Siemens. The original contract and its amendment covered quantities to be delivered through December 1997. As of December 28, 1997, the Company had shipped all quantities required to be shipped by that date under the terms of the agreement.

         In December 1997, the Company and Siemens further amended the contract to extend shipments of blue light emitting diodes to Siemens through calendar 1998. The second amendment obligates the Company to ship and Siemens to purchase stipulated quantities of the LED chip with a fixed contract price in excess of $6 million for the remainder of the 1998 fiscal year. Additional shipments anticipated for fiscal 1999 are subject to certain rescheduling and cancellation provisions.


Income Taxes


         The Company has established an estimated tax provision based upon an effective rate of 29%. During the three months ended December 28, 1997, the rate has declined from 34% to 29% due to the creation of a foreign sales corporation and other tax reduction strategies being implemented by the Company. The estimated effective rate was based upon projections of income for the fiscal year and the Company's ability to utilize remaining net operating loss carryforwards and other tax credits. However, the actual effective rate may vary depending upon actual pre-tax book income for the year or other factors.

Related Party Transaction

         In November 1997, the Company acquired additional shares of common stock of C3, Inc ("C3"), bringing the Company's investment in C3, when combined with existing holdings, to shares representing approximately 2% of the C3 common stock outstanding at the closing of its stock offering in November 1997. As a result of this investment, the Company, and certain of its officers and directors, own in the aggregate approximately 5% of the outstanding common stock of C3. The Company's president has, through a binding agreement, indemnified the Company for up to $300,000 in trading losses in connection with the investment in C3. At December 28, 1997, the Company recorded a $275,000 receivable from the president (included in other current assets) to offset the write-down of the C3 investment. In addition, the president and the founder of C3 are the brothers of the president and chief executive officer of the Company.


         During fiscal 1997, the Company and C3 entered into a Development Agreement and Exclusive Supply Agreement with C3. Pursuant to these agreements, the Company will work to develop and supply near-colorless SiC crystals to C3. C3 will use this product to fabricate and market gemstones as a substitute for diamonds in jewelry applications. For the three and six months ended December 28, 1997, sales to C3 totaled $1,119,000 and $1,609,000, respectively. At December 28, 1997, accounts receivable balances included $578,000, related to these product revenues.

Earnings Per Share

         The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share", as of December 28, 1997. SFAS No. 128 required the Company to change its method of computing, presenting and disclosing earnings per share information. All prior period data presented has been restated to conform to the provisions of SFAS No. 128.

   The following computation reconciles the differences between the basic and diluted presentations:




                                                       Three Months Ended                     Six Months Ended
                                                  --------------------------------   -------------------------------
                                                     December 28,    December 31,       December 28,    December 31,
                                                       1997              1996             1997              1996
                                                    (in 000's,        (in 000's,       (in 000's,        (in 000's,
                                                    except per        except per       except per        except per
                                                  share amounts)    share amounts)   share amounts)    share amounts)
                                                  ---------------   --------------  ----------------  ----------------
Net income                                                $1,471               $358           $2,640            $2,264


Weighted average common shares                            12,789             12,292           12,699            12,287
                                                  ---------------   ---------------- ----------------  ----------------

Basic earnings per common share                            $0.12              $0.03            $0.21             $0.18
                                                  ===============   ================ ================  ================


Net income                                                $1,471               $358           $2,640            $2,264

Weighted average common shares:

          Common shares outstanding                       12,789             12,292           12,699            12,287

          Dilutive effect of stock options &
               warrants                                      846                720              823               732
                                                  ---------------   ---------------- ----------------  ----------------

Total weighted average common shares                      13,636             13,012           13,522            13,019

Diluted earnings per common share                          $0.11              $0.03            $0.20             $0.17
                                                  ===============   ================ ================  ================




            Potential common shares that would have the effect of increasing diluted income per share are considered to be antidilutive. In accordance with SFAS No. 128, these shares were not included in calculating diluted income per share. Accordingly, 300,000 shares for the three and six months ended December 28, 1997, and 663,000 shares for the three and six months ended December 31, 1996, were not included in calculating diluted income per share for the periods presented.


Reclassifications


         Reclassifications of certain amounts have been made to the statement of operations for the three and six months ended December 31, 1996, and related footnote disclosures, to conform to the fiscal 1998 presentation. These reclassifications had no effect on shareholders' equity, the results of operations or per share data.

Contingencies


         The consolidated securities class action lawsuits previously pending against the Company and certain of its directors and officers were dismissed with prejudice on November 28, 1997. The dismissal was pursuant to a stipulation of the named parties entered after the court granted the defendants' motions to dismiss the consolidated complaint for failure to state a claim. No payments were made to the plaintiffs to obtain the dismissal. The suits, filed in the U.S. District Court for the Middle District of North Carolina in October and December 1996 and subsequently consolidated, alleged that the defendants made material misrepresentations and omissions during the period from February 1, 1996 to July 2, 1996 and sought damages on behalf of persons who purchased the Company's stock within that period. By stipulating to the dismissal with prejudice, the plaintiffs waived any right to re-file the action or to appeal the court's order of dismissal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that it contains both statements of historical facts and forward looking statements. Forward looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those indicated by the statements. Examples of forward looking statements include but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products or predictions of actions by customers, suppliers or competitors, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements about the Company and its business.

         This document also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the Company's need to lower unit product costs, gain a larger customer base, price products competitively, maintain and increase product yields, availability of U.S. government funding for research contracts, possible delays in the introduction of new products, customer acceptance of products or services, and other factors discussed in the Company's report on Form 10-K for the year ended June 30, 1997.



Results of Operations


         The Company's revenues of $10,106,000 and $20,313,000 for the three and six month periods ended December 28, 1997, respectively, represent a 55% and 50% increase over the same periods in fiscal 1997. Six month revenue in the year-ago period reflects a $2,615,000 one time license fee recorded in that period. Without this fee, revenue in the first half of fiscal 1998 would have been 86% higher than in the corresponding prior year period. Product revenue, which includes sales of light emitting diodes ("LEDs"), wafer materials, module display products and moving message signs, increased 79% and 124% over the second quarter and first half of fiscal 1997, respectively. Results for the second quarter and first six months of fiscal 1998 reflect the change to a 13-week quarterly periods as discussed in the Notes to Consolidated Financial Statements.

         LED sales increased 116% for the quarter ended December 28, 1997 and 179% for the first half of fiscal 1998, as compared to the same periods in the prior year. Most of this increase was prompted by the Purchase Agreement signed with Siemens A.G.

("Siemens") in September 1996 and subsequently amended, which provided for an escalating volume of shipments over time. As a result, during the second quarter of fiscal 1998 the Company shipped more than two times the quantity shipped during the comparable period of the prior year. In addition, during the first half of fiscal 1998, the Company shipped more than three times the quantity shipped during the same period in 1997. The impact of this greater volume was partly offset by a 10% reduction in the average sales price during the first half of fiscal 1998 over the average sales price under the agreement during the comparable prior year period. In December 1997, the Company and Siemens further amended the Purchase Agreement to provide for additional shipments of LEDs to Siemens through calendar 1998. Under this second amendment, the Company will ship stipulated quantities of the chips with a fixed contract price in excess of $6 million for the remainder of the 1998 fiscal year. Additional shipments are scheduled for delivery in fiscal 1999, subject to certain deferral and cancellation terms. The second amendment also provides for higher prices per unit on items shipped early in the contract, with amounts being reduced as volume increases in the latter part of the contract. Further reductions in per unit costs are required to provide a consistent profit margin on future sales and is expected from a combination of the new two inch wafer size, the conductive buffer technology and improved yields. There can be no assurance that these efficiencies will be achieved.

         The Company continues to focus efforts on obtaining additional LED customers. If the Company is unable to expand its customer base, its revenue and earnings growth may be adversely impacted. The Company believes that market growth for this product remains dependent on its ability to substantially lower pricing. As a result, to the extent lower production costs can be achieved, the Company anticipates that it will continue to lower selling prices of its LEDs in the future. Lower pricing will be viable, however, only when a significant reduction in production costs can be achieved. The Company began production of LEDs using a new smaller sized die in the second quarter and also increased the wafer size used in LED production to two inches during December. The combination of the smaller die and the two inch wafer is expected to double the number of potential good die on the wafer, which the Company anticipates will lower costs on a per unit basis. In addition, in December 1997 the Company shipped qualification samples of the conductive buffer version of its LED chip and expects to begin volume production of the new version during the third quarter. The Company expects that, as finally released to production, this product will be 50% brighter than the prior version and cost less to produce due to a reduction in the time required for epitaxial and photolithography processing. There can be no assurance that Cree will achieve lower costs or increase its customer base, or that the conductive buffer version of its product will be accepted by customers. In addition, changes in the manufacturing processes could result in unexpected problems that could lower production during the transition period.

         Material products sales increased 78% and 93%, respectively, for the three and six months ended December 28, 1997, over the same periods in the prior year. This rise in revenue is primarily attributable to an increase in wafer shipments and increased development funding from the Company's Development Agreement with C3, Inc. dated June 6, 1997. Under the Development Agreement, C3 pays the Company its costs, plus a specified margin on certain costs, for work directed to developing improved processes for the manufacture of colorless material for use in gemstones. In addition to increased purchases by C3, wafer volume increased as a result of the Company's success in offering wafer products with lower defect densities, which enable customers to advance research for microwave and power applications, and in part due to increased interest in SiC materials in the semiconductor industry generally.

         Revenues from sales of display modules and moving messages signs were 42% lower for the three months ended December 28, 1997, and 30% higher for the six month period, as compared to the corresponding prior year periods. Results for the second quarter of fiscal 1997 include a large module sale to a customer in Canada, while results for the first quarter of fiscal 1998 include a large sale to a customer in Korea. The majority of revenue in this sector is now driven by the modules product line. The moving message sign product line accounts for only 10% of total displays revenue.

         Research contract revenue and cost of contract revenue has decreased 2% and 5%, respectively, during the second quarter of fiscal 1998 as compared to the prior year due to a shift in resources from government contract research to the C3 Development Agreement. Revenue and costs recognized under the Development Agreement are recorded as product revenue and cost of revenue, respectively, since materials are provided to C3 under the agreement. Contract revenue and cost of revenue grew 10% and 1%, respectively, for the six month period ended December 28, 1997 as compared to fiscal 1997. These increases are attributable to a change in mix of work being performed on cost-share type arrangements. Under cost-share contracts, where direct costs incurred are expected to exceed government funding, funding is recorded as an offset to research and development expenses and related direct expenses are recorded as research and development expenses. Conversely, when government funding is anticipated to be higher than direct costs incurred, funding is recorded as contract revenue and direct expenses are reflected as costs of contract revenue. During the first half of fiscal 1998, resources were moved from the two cost-share arrangements to other work, as the majority of funding under the cost-share transactions had been exhausted. As a result, contract revenue and costs of revenue were higher.

         The Company's product gross margin was 39% for the three months ended December 28, 1997 compared to 29% experienced in the second quarter of fiscal 1997. For the six months ended December 28, 1997, product gross margins were 37% of revenue, compared to 29% in the prior year. The overall growth in profitability stems from higher throughput and manufacturing yield on LED and materials products, thereby lowering the cost per unit. While the Company has demonstrated a lower per unit cost during the past year, much of this success was due to higher volumes processed as a result of the Siemens contract. In addition, the smaller sized chip combined with the larger two inch wafer have already contributed to significantly lower costs per unit during the second quarter of fiscal 1998.

         As discussed above, the terms of the Company's Purchase Agreement with Siemens provide for continuing reductions in average sales price to be received in 1998. As a result, the Company must continue to reduce per unit costs in order to sustain similar profit margins. The two inch wafer product is expected to comprise the majority of production for the third quarter, and the conductive buffer product is expected to be introduced in March. Both of these products are expected to further reduce costs per unit. A major challenge for the Company for the remainder of the year is to ensure that costs decline at a faster rate than the average sales price. If the Company is unable to reduce unit costs or gain orders for the additional volume produced, gross margin could be negatively impacted.

           For the three and six months ended December 28, 1997, research and development costs have increased 113% and 21%, respectively, over the prior year. This growth resulted from higher direct costs associated with two cost-share contracts completed during the periods, labor incurred that was not billable to projects and recruiting and other one time, nonreimbursable costs associated with the ramp up of the development program under the C3 Development Agreement.

         Sales, general and administrative expenses for the three month period ended December 28, 1997, decreased by 20% over the same period in the prior year, and increased by only 1% for the six month period due to two one time insurance events. As a result of the dismissal of the securities class action lawsuits (see "Contingencies" in the Notes to the Financial Statements), the Company was reimbursed $216,000 by its insurance carrier for costs incurred in defense of the lawsuit. In addition, as a result of a negotiated cost cap, the Company received a $220,000 reimbursement of medical expenses that were incurred during the year under a self insurance plan. These one time events have been offset by higher costs incurred to support the growth of the business.


         Included in "Other expense" is a loss incurred on the disposal of certain fixed assets and the write-off of $66,000 for the remaining value of goodwill associated with the acquisition of the Real Color Displays subsidiary.


         The Company's income tax provision has increased to 29% from a 5% effective rate experienced during 1997. This higher rate results from the utilization of net operating loss carryforwards during fiscal 1997. During the three months ended December 28, 1997, the rate has declined from 34% to 29% due to the creation of a foreign sales corporation and other tax reduction strategies being implemented by the Company.

Liquidity and Capital Resources

            Net cash provided by operations was $2,820,000 for the six months ended December 28, 1997 compared with $2,227,000 generated during the comparative period in fiscal 1997. The increase was primarily attributable to higher profitability in fiscal 1998 which was offset in part by greater accounts receivable balances.


           The Company invested $5,704,000 in capital items during the first six months of fiscal 1998 compared to $3,786,000 during the same period in the prior year. The majority of the increase in spending was due to the acquisition of a new production facility near Research Triangle Park, North Carolina. The total capital outlay for this facility and necessary upfit is estimated to be approximately $9,000,000 to $10,000,000. A $3,000,000 initial investment has been made to purchase the property, with the upfit expected to take place over an 18-month period. The Company has a loan commitment from a commercial bank to finance these expenditures. As of December 28, 1997, approximately $3,259,000 has been drawn against this loan. All other capital investments made during 1998 are expected to be financed through cash provided by operations and cash on hand.


         The Company has sufficient capital resources to fund its current LED and materials business. However, the Company is evaluating alternatives for financing the development of new applications of its technology, including its blue laser technology.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


         The consolidated securities class action lawsuits previously pending against the Company and certain of its directors and officers were dismissed with prejudice on November 28, 1997. The dismissal was pursuant to a stipulation of the named parties entered after the court granted the defendants' motions to dismiss the consolidated complaint for failure to state a claim. No payments were made to the plaintiffs to obtain the dismissal. The suits, filed in the U.S. District Court for the Middle District of North Carolina in October and December 1996 and subsequently consolidated, alleged that the defendants made material misrepresentations and omissions during the period from February 1, 1996 to July 2, 1996 and sought damages on behalf of persons who purchased the Company's stock within that period. By stipulating to the dismissal with prejudice, the plaintiffs waived any right to re-file the action or to appeal the court's order of dismissal.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders convened on November 11, 1997. The meeting was held at the Holiday Inn Raleigh-Durham Airport located at 4810 New Page Road, Research Triangle Park, North Carolina. At the meeting there were 11,935,006 shares of common stock of the Company present in person and by proxy representing a quorum of the 12,704,841 common shares outstanding and entitled to vote as of the September 23, 1997 record date.

         The following proposals were introduced and voted upon:

PROPOSAL NO. 1
Election of Directors



                             Vote             Percent of                  Votes                Percent of
Names                        For              Votes Cast                 Withheld              Votes Cast
----------------------------------------------------------------------------------------------------------
F. Neal Hunter            11,535,898            96.66%                    399,108               3.34%
Calvin H. Carter, Jr.     11,536,298            96.66%                    398,708               3.34%
Walter L. Robb            11,535,498            96.65%                    399,508               3.35%
Michael W. Haley          11,535,498            96.65%                    399,508               3.35%
Dolph W. von Arx          11,535,498            96.65%                    399,508               3.35%
James E. Dykes            11,527,498            96.59%                    407,508               3.41%
John W. Palmour           11,536,298            96.66%                    398,708               3.34%




                                                                                            Percentage of
                                                                        Percent of             Shares
                                                                        Votes Cast           Outstanding
                                                                        ----------           -----------
PROPOSAL NO.2

To amend the Amended and Restated
Equity Compensation Plan to increase
the number of authorized shares


                 6,325,368 votes were cast FOR                            89.27%               49.79%
                616,603 votes were cast AGAINST                            8.70%                4.85%
                 143,517 votes were ABSTAINED                              2.03%                1.13%

                       TOTAL VOTES CAST           7,085,488

PROPOSAL NO.3

To ratify the selection of Coopers & Lybrand LLP as auditors for the fiscal year ending June 28, 1998


                11,691,371 votes were cast FOR                            97.96%               92.02%
                18,048 votes were cast AGAINST                              .15%                 .14%
                 225,587 votes were ABSTAINED                              1.89%                1.78%

                      TOTAL VOTES CAST         11,935,006

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 10.57: Second Amendment to Purchase Agreement between the Company and Siemens A.G. dated December 9, 1997. (Confidential treatment of portions of this document has been requested pursuant to Rule 24 b-2.)

         b)       Reports on Form 8-K:

                  None.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CREE RESEARCH, INC.


Date: January 30, 1998                      /s/F. Neal Hunter
                                            -----------------------------
                                            F. Neal Hunter, President and
                                            Chief Executive Officer

                                            /s/ Cynthia B. Merrell
                                            ------------------------------
                                            Cynthia B. Merrell, Controller