Form 10-Q
period 1998-03-29
CREE RESEARCH INC /NC/
filed 1998-04-29
CIK 895419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

The number of shares outstanding of the registrant's common stock, par value $0.005 per share, as of April 17, 1998 was 13,046,421.

                               CREE RESEARCH, INC.
                                    FORM 10-Q

                      For the Quarter Ended March 29, 1998


                                      INDEX



                                                                                       Page No.
                                                                                       --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets at March 29, 1998 (unaudited) and
          June 30, 1997                                                                     3

          Consolidated Statements of Income for the three and nine months ended
          March 29, 1998 and March 31, 1997 (unaudited)                                     4

          Consolidated Statements of Cash Flows for the nine months ended
          March 29, 1998 and March 31, 1997 (unaudited)                                     5

          Notes to Consolidated Financial Statements (unaudited)                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                        12


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                  17

Signatures                                                                                 18

PART 1- FINANCIAL INFORMATION
Item 1- Financial Statements



                               CREE RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (in 000's except per share amounts)



                                                                                       March 29,                    June 30,
                                                                                         1998                         1997
                                                                                    --------------              ---------------
ASSETS                                                                                 (Unaudited)

Current assets:
                Cash and cash equivalents                                                 $17,633                      $10,448
                Short term investments (trading security)                                     746                            -
                Accounts receivable, net                                                    7,979                        7,694
                Inventories                                                                 2,577                        3,949
                Deferred income tax                                                         1,830                        1,830
                Prepaid expenses and other current assets                                     668                          466
                                                                                    --------------              ---------------
                       Total current assets                                                31,433                       24,387

                Long-term accounts receivable                                                  55                           54
                Property and equipment, net                                                31,790                       24,333
                Patent and license rights, net                                              1,457                        1,267
                Other assets                                                                    9                           96
                                                                                    --------------              ---------------
                       Total assets                                                       $64,744                      $50,137
                                                                                    ==============              ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
                Accounts payable, trade                                                    $3,572                       $2,248
                Accrued salaries and wages                                                    631                          292
                Other accrued expenses                                                      2,411                          834
                                                                                    --------------              ---------------
                       Total current liabilities                                            6,614                        3,374
                                                                                    --------------              ---------------

Long-term debt                                                                              4,378                            -
Non-current deferred income tax                                                             1,638                        1,638
                                                                                    --------------              ---------------
                       Total long term liabilities                                          6,016                        1,638
                                                                                    --------------              ---------------

Shareholders' equity:
                Common stock, $0.005 par value; 14,500 shares authorized; shares issued and outstanding 13,046, and 12,523, at March 29,
                       1998, and June 30, 1997, respectively                                   65                           62
                Additional paid-in-capital                                                 48,804                       46,214
                Retained earnings (accumulated deficit)                                     3,245                       (1,151)
                                                                                    --------------              ---------------
                       Total shareholders' equity                                          52,114                       45,125
                                                                                    --------------              ---------------
                       Total liabilities and shareholders' equity                         $64,744                      $50,137
                                                                                    ==============              ===============





   The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       (in 000's except per share amounts)
                                   (Unaudited)



                                                                         Three Months Ended                  Nine Months Ended
                                                                     ----------------------------     -----------------------------

                                                                       March 29,      March 31,        March 29,         March 31,
                                                                          1998           1997            1998              1997
                                                                    -------------   -------------     ------------    -------------
Revenue:
              Product revenue, net                                        $8,929          $5,571          $25,298          $12,883
              Contract revenue, net                                        1,742           1,395            5,685            4,996
              License fee income                                               -               -                -            2,615
                                                                    -------------   -------------     ------------    -------------
                          Total revenue                                   10,671           6,966           30,983           20,494
                                                                    -------------   -------------     ------------    -------------

Cost of revenue:
              Product revenue                                              5,510           3,488           15,875            8,697
              Contract revenue                                             1,430           1,244            4,679            4,462
                                                                    -------------   -------------     ------------    -------------
                          Total cost of revenue                            6,940           4,732           20,554           13,159
                                                                    -------------   -------------     ------------    -------------

Gross margin                                                               3,731           2,234           10,429            7,335

Operating expenses:
              Research and development, net                                  367             485            1,287            1,247
              Sales, general and administrative                            1,041           1,079            3,026            3,049
              Other expense                                                   31             204              423              383
                                                                    -------------   -------------     ------------    -------------

                          Income from operations                           2,292             466            5,693            2,656


Interest income, net                                                         180             138              513              462
                                                                    -------------   -------------     ------------    -------------

                          Income before income taxes                       2,472             604            6,206            3,118

Income tax expense                                                           717              50            1,810              300
                                                                    -------------   -------------     ------------    -------------

                          Net income                                      $1,755            $554           $4,396           $2,818
                                                                    =============   =============     ============    =============

Basic earnings per common share                                            $0.13           $0.04            $0.34            $0.23
                                                                    =============   =============     ============    =============

Diluted earnings per common share                                          $0.13           $0.04            $0.33            $0.22
                                                                    =============   =============     ============    =============







         The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in 000's except per share amounts)
                                   (Unaudited)



                                                                                           Nine Months Ended
                                                                                   -----------------------------------

                                                                                       March 29,             March 31,
                                                                                         1998                  1997
                                                                                   -------------         -------------
Operating activities:
         Net income                                                                      $4,396                $2,818
         Adjustments to reconcile net income to net cash
               provided by operating activities:
         Depreciation and amortization                                                    3,125                 2,414
         Loss on disposal of property and equipment                                         326                   386
         Loss on write off of patents                                                         -                   129
         Amoritization of patent rights                                                      75                    79
         Amortization and write off of goodwill                                              86                    31
         Purchase of marketable trading security                                         (1,500)                    -
         Proceeds from sale of marketable trading security                                  421                     -
         Loss on marketable trading security                                                333                     -
         Changes in assets and liablilties:
               Accounts receivable                                                         (286)                 (592)
               Inventories                                                                1,373                (1,761)
               Prepaid expenses and other assets                                           (201)                 (502)
               Accounts payable, trade                                                     (699)               (1,143)
               Deferred revenue                                                              (2)                  (17)
               Accrued expenses                                                           1,915                   730
                                                                                   -------------         -------------
               Net cash provided by operating activities                                  9,362                 2,572

Investing activities:
         Maturity of investment securities                                                    -                 1,787
         Purchases of property and equipment                                             (9,346)               (6,329)
         Proceeds from sale of property and equipment                                       463                    18
         Purchase of patent rights                                                         (265)                 (188)
                                                                                   -------------         -------------
               Net cash used in investing activities                                     (9,148)               (4,712)

Financing activities:
         Proceeds from issuance of long-term debt                                         4,378                     -
         Net proceeds from issuance of common stock                                       2,911                   431
         Repurchase of common stock                                                        (318)                 (113)
                                                                                   -------------         -------------
               Net cash provided by financing activities                                  6,971                   318

Net increase (decrease) in cash and cash equivalents                                      7,185                (1,822)
                                                                                   =============         =============

Cash and cash equivalents:
         Beginning of period                                                             10,448                10,162
                                                                                   =============         =============
         End of period                                                                  $17,633                $8,340
                                                                                   =============         =============






         The accompanying notes are an integral part of the consolidated financial statements.

                               Cree Research, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Basis of Presentation

         The balance sheet as of March 29, 1998, the statements of operations for the three and nine month periods ended March 29, 1998 and March 31, 1997, and the statements of cash flows for the nine months ended March 29, 1998 and March 31, 1997 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 29, 1998, and all periods presented, have been made. The balance sheet at June 30, 1997 has been derived from the audited financial statements as of that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1997 Form 10-K. The results of operations for the period ended March 29, 1998 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

         The Company's short-term investments are comprised of equity securities that are classified as trading securities, which are carried at their fair value based upon quoted market prices of those investments at March 29, 1998, with net realized and unrealized gains and losses included in net earnings.

         As of March 29, 1998, short-term investments consist of common stock holdings in C3, Inc. ("C3"), a portion of which were purchased in November 1997. The Company's president has, through a binding agreement, promised to indemnify the Company for up to $300,000 in losses that may result from the sale of shares purchased in November 1997 below the purchase price paid. At March 29, 1998, the Company had recorded a $300,000 receivable from the president (included in net accounts receivable) based upon this agreement.

         In addition to the shares of C3 purchased in November 1997, the Company acquired 24,601 shares of C3 common stock in January 1997. These shares were issued pursuant to an option C3 granted to the Company in 1995. The option gave the Company the right to acquire, for an aggregate consideration of $500, one percent of the outstanding common stock of C3. C3 retained the right to waive the consideration and issue the stock at any time, which it elected to do in January 1997. The shares issued pursuant to the option are restricted securities within the meaning of Rule 144 under the Securities Act of 1933, which permits the sale of such securities without registration if certain conditions are met. The shares first become eligible for sale under Rule 144 in the third quarter of fiscal 1998, at which time the Company recorded a one-time gain of $217,000 to reflect these shares on its books at market value. A net $33,000 loss was recorded in the third quarter to reflect total investment activity.

Significant Property Acquisition

         In November 1997, the Company purchased real property consisting of approximately thirty acres of land with a production facility of approximately 145,000 square feet and a total of approximately 35,000 square feet of service and warehouse buildings. This property is located in Durham, North Carolina, in the vicinity of the Research Triangle Park. The purchase price of the land and buildings was $3,000,000.

The Company moved most of its sales and administrative personnel to this facility in January 1998. The Company anticipates it will relocate its other operations to this facility over the next few quarters. The Company expects that the relocation will be completed during fiscal 1999.

         The Company obtained a term loan from a commercial bank of up to $10,000,000 to finance the purchase and upfit of the facility. Approximately $2,950,000 was disbursed under the loan in November 1997 to finance the purchase, and additional proceeds under the loan are distributed to the Company on a monthly basis based on actual expenditures incurred. Draws under the loan agreement may be made only during an eighteen month period ending in May 1999. The loan, which is collateralized by the purchased property, accrues interest at a fixed rate of 8% and carries customary covenants, including the maintenance of a minimum tangible net worth and other requirements. Accrued interest is due monthly until May 1999, at which time the outstanding principal balance will be amortized over twenty years until 2011, when the loan balance becomes due. At March 29, 1998, long term borrowings associated with this loan were $4,378,000 leaving $5,622,000 unused and available.

         During the three and nine months ended March 29, 1998, the Company capitalized interest on funds used to construct property, plant and equipment in connection with the newly acquired facility. Interest capitalized for the three and nine months ended March 29, 1998, was $24,000 and $38,000, respectively.


Goodwill

         Goodwill shown on the statements represents the amount by which the costs to acquire the net assets of the Real Color Displays subsidiary exceeded their related fair value at acquisition. Based on a review of undiscounted cash flows of the subsidiary anticipated over the remaining amortization period, the Company determined that goodwill had been impaired. As a result, the Company recorded a charge to eliminate the $66,000 net book value in the second quarter of fiscal 1998. As required by generally accepted accounting principles, this write-off, which was considered a change in accounting estimate, was included in the results of operations.

Inventories

         Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

                                                    March 29, 1998    June 30, 1997
                                                       (in 000's)       (in 000's)
                                                       ----------       ----------
Raw materials                                            $1,025           $1,559
Work-in-progress                                            591            1,374
Finished goods                                              961            1,016
                                                         ------           ------
Total Inventory                                          $2,577           $3,949
                                                         ------           ------

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



                                    Three months ended (in 000's)                 Nine months ended (in 000's)
                                    -----------------------------                 ----------------------------
                                   March 29,             March 31,               March 29,            March 31,
                                     1998                   1997                   1998                 1997
                                ------------             ---------               ---------            ---------
Net R&D costs                   $        -                $  223                   $281                $  432
Government funding                       -                   663                    598                 1,427
                                -----------               ------                   ----                ------
Total direct costs incurred     $        -                $  886                   $879                $1,859

         As of March 29, 1998, all funding under contracts where the Company anticipates that direct costs will exceed amounts to be funded has been exhausted. Therefore, the Company anticipates that all future funding under existing contracts will be reflected as contract revenue while direct costs will be reported as contract cost of sales.

Significant Sales Contract

         In September 1996, the Company entered into a Purchase Agreement with Siemens AG ("Siemens"), pursuant to which Siemens agreed to purchase LED chips made with the Company's gallium nitride-on-silicon carbide technology. In April 1997, a contract amendment was executed that provided for enhanced product specifications requested by Siemens.

         In December 1997, the Company and Siemens further amended the contract to extend shipments of blue light emitting diodes to Siemens through calendar 1998. The second amendment obligates the Company to ship, and Siemens to purchase, stipulated quantities of the LED chip. These shipments are expected to provide revenue in excess of $3.4 million for the remainder of the 1998 fiscal year. Additional shipments anticipated for fiscal 1999 are subject to certain rescheduling and cancellation provisions.

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

The following computation reconciles the differences between the basic and diluted presentations:



                                                          Three Months Ended                   Nine Months Ended
                                                  ---------------------------------  ---------------------------------
                                                     March 29,          March 31,        March 29,         March 31,
                                                       1998               1997             1998             1997
                                                    (in 000's,         (in 000's,       (in 000's,       (in 000's,
                                                    except per         except per       except per       except per
                                                  share amounts)     share amounts)    share amounts)   share amounts)
                                                  ---------------   ---------------- ----------------  ----------------
Net income                                                $1,755               $554           $4,396            $2,818

Weighted average common shares                            13,028             12,326           12,808            12,300
                                                  ---------------   ---------------- ----------------  ----------------

Basic earnings per common share                            $0.13              $0.04            $0.34             $0.23
                                                  ===============   ================ ================  ================


Net income                                                $1,755              $554           $4,396            $2,818

Weighted average common shares:

          Common shares outstanding                       13,028             12,326           12,808            12,300

          Dilutive effect of stock options &                 473                730              707               731
warrants
                                                  ---------------   ---------------- ----------------  ----------------

Total weighted average common shares                      13,501             13,056           13,515            13,031

Diluted earnings per common share                          $0.13              $0.04            $0.33             $0.22
                                                  ===============   ================ ================  ================


         Potential common shares that would have the effect of increasing diluted income per share are considered to be antidilutive. In accordance with SFAS No. 128, these shares were not included in calculating diluted income per share. Accordingly, 360,000 shares for the three and nine months ended March 29, 1998, and 637,000 shares for the three and nine months ended March 31, 1997, were not included in calculating diluted income per share for the periods presented.

Contingencies

         The consolidated securities class action lawsuits previously pending against the Company and certain of its directors and officers in the U.S. District Court for the Middle District of North Carolina were dismissed with prejudice on November 28, 1997. The dismissal was pursuant to a stipulation of the named parties entered after the court granted the defendants' motions to dismiss the consolidated complaint for failure to state a claim. No payments were made to the plaintiffs to obtain the dismissal. By stipulating to the dismissal with prejudice, the plaintiffs waived any right to re-file the action or to appeal the court's order of dismissal.

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

         This document also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the possibility the Company may be unable to achieve lower unit product costs and develop new markets for the conductive buffer LED product, gain a larger customer base for the company's LED products, increase in production volumes, price products competitively, maintain and increase product yields, obtain continued U.S. government funding for research contracts, as well as possible delays in the introduction of new products, customer acceptance of products and services, production problems that may result from changes in its manufacturing processes made to accommodate new products and product improvements and other factors discussed in the Company's report on Form 10-K for the year ended June 30, 1997 and subsequent quarterly reports.

Results of Operations

         Cree Research, Inc. reported record sales of $10,671,000 for the third quarter of fiscal 1998, which represents a 53% increase over the third quarter of the prior year. On a year-to-date basis, revenue rose 51% to $30,983,000, despite a $2,615,000 one time license fee that was included in fiscal 1997 results. Without this fee, revenue in the first nine months of fiscal 1998 would have been 73% higher than in the corresponding prior year period. Product revenue, which includes sales of light emitting diodes ("LEDs"), materials, module display products and moving message signs, increased 60% and 96% over the third quarter and first nine months of fiscal 1997, respectively. Results for the third quarter and first nine months of fiscal 1998 reflect the change to a 13-week quarterly periods as discussed in the Notes to Consolidated Financial Statements.

         As the Company's LED technology continues to evolve and mature, Cree remains focused on delivering a low-priced, high-performance, LED product line using its proprietary gallium nitride on silicon carbide technology. In order to reduce prices to expand markets, Cree must first lower costs to retain consistent margins per unit. During this fiscal year, the Company has successfully introduced a smaller chip, a larger two inch wafer and finally a new conductive buffer product. These changes have yielded a higher performance LED product that on average cost 29% less to manufacture during the third quarter than the LED chip produced during the third quarter of 1997. During the fourth quarter, Cree anticipates the completion of the transition of its LED manufacturing to the conductive buffer technology, which is expected to reduce average costs further. The lower cost structure realized during the past year has enabled Cree to also lower its average sales price, which has led to a significantly higher unit volume. This greater unit volume has improved total LED revenue, despite the lower price per unit. Greater volume, while maintaining margins per unit, has been and will continue to be Cree's strategy in the LED marketplace. Many current and potential customers for the Company's products are based in Japan and Asia. Poor economic conditions in those countries may adversely affect the Company's ability to increase sales volume.

         As a result of the lower net sales price per unit, LED sales have increased only slightly for the quarter ended March 29, 1998 compared to the same period in the prior year. However, during the same time frame, LED unit volume has increased over 50%. Year-to-date, LED sales revenue has increased 87% while unit volume has grown 126% over the first nine months of fiscal 1997. Most of this increase resulted from the Purchase Agreement signed with Siemens A.G. ("Siemens") in September 1996, which provided for an escalating volume of shipments over time.

         In December 1997, the Company and Siemens amended the Purchase Agreement to provide for additional shipments of LEDs to Siemens through calendar 1998. Additional shipments are scheduled for delivery in fiscal 1999, subject to certain rescheduling and cancellation terms. The amendment provides for initial pricing to continue at 1998 first quarter levels, with prices declining as units increase in the latter part of the year. These contractual reductions in the average selling price to Siemens will continue to pressure the company to lower production costs. The transition of all LED production to the conductive buffer product in the fourth quarter is essential to achieving these cost reductions. The conductive buffer LED chip, which made up only 6% of production in the third quarter, improves efficiency in the epitaxial and wafer fabrication manufacturing processes. In addition, the Company remains optimistic that it can improve the manufacturing yields, which will also contribute to overall cost reduction. However, there can be no assurance that these efficiencies will be achieved.

         The other key effort for successful execution of Cree's LED strategy will be to focus efforts on obtaining additional LED customers. If the Company is unable to expand its customer base, its revenue and earnings growth may be adversely impacted. The conductive buffer technology is expected to increase the Company's manufacturing capacity. The Company is seeking additional customers to absorb this capacity.

Management continues to believe that market growth for this product remains dependent on its ability to substantially lower pricing. The Company has recently introduced the conductive buffer product to Asia and has received positive feedback. This product, which is 50% brighter than the Company's prior product, but which remains less bright than a higher priced competing product, is expected to drive increased volume, however, significant impact may only be achieved through reduced pricing. The Company continues to gain understanding of customer price points while balancing cost opportunities . There can be no assurance that Cree will increase its customer base, achieve lower costs or maintain similar margins, or that the conductive buffer product will be accepted by customers. In addition, changes in the manufacturing processes could result in unexpected problems that could lower production during the transition period.

         Material products sales have shown the most dramatic increase in the recent quarter due to contributions made by the gemstone and microwave technologies. Overall, sales of material products grew 140% and 112%, respectively, for the three and nine months ended March 29, 1998, over the same periods in the prior year. Material sales have also grown due to an increase in wafer shipments and greater funding from the Company's Development Agreement with C3. Under these agreements, C3 pays the Company its costs, plus a specified margin on certain costs, for work directed to developing improved processes for the manufacture of colorless material for use in gemstones. This research is particularly important as it also funds the development of larger diameter crystals, which is expected to assist the Company in manufacturing larger diameter silicon carbide wafers for semiconductor applications. Total C3 sales now comprise over 10% of product revenue year-to-date. Wafer volume has also increased as a result of the Company's success in offering wafer products with lower defect densities, which enable customers to conduct advanced research for microwave and power applications, and in part due to increased interest in SiC materials in the semiconductor industry. Microwave products also contributed to the overall revenue mix during the quarter as a result of work performed under a development agreement executed in December 1997 with a corporate customer. This work is particularly important as the Company's strategy to achieve significant top line revenue growth in future years depends on the introduction of microwave products.

         Year-to-date, revenue contributions from the display modules and moving messages sign products were 92% higher, despite a disappointing third quarter that included a return of a significant sale made to an Asian customer that ceased business operations. Prior year third quarter results also included a significant product return reflected in this year over year comparison.

         Research contract revenue and cost of contract revenue increased 25% and 15%, respectively, during the third quarter of fiscal 1998 as compared to the prior year quarter. Likewise, contract revenue and cost of contract revenue for the nine month periods increased 14% and 5% year over year, due to a change in mix of work being performed under cost-share contract arrangements. Under cost-share contracts, where direct costs incurred are expected to exceed government funding, funding is recorded as an offset to research and development expenses and related direct expenses are recorded as research and development expenses. Conversely, when government funding is anticipated to be higher than direct costs incurred, funding is recorded as contract revenue and direct expenses are reflected as costs of contract revenue. During the first half of fiscal 1998, resources were moved from the cost-share arrangements to other work, as funding under the cost-share transactions was exhausted. As a result, contract revenue and costs of contract revenue were higher.

         The Company's product gross margin was 38% for the three months ended March 29, 1998. The margin was reduced by a $300,000 inventory write-down taken on displays products. Without this adjustment, margins would have been 42% for the third quarter of 1998 as compared to 37% reported in the third quarter of the prior year. Product gross margins were 37% of revenue for the nine months ended March 29, 1998, due to $453,000 in inventory write-downs related to displays products. Without this adjustment, margins would have been 39% for the period compared to 32% experienced in fiscal 1997. The overall growth in profitability stems from higher throughput and manufacturing yield on LED and materials products, thereby lowering the cost per unit. While the Company has demonstrated a lower per unit cost during the past year, much of this success was due to a combination of higher volumes processed as a result of the Siemens contract and technology contributions stemming from a smaller sized chip, and a larger two inch wafer. Improvements in yields have also reduced unit costs for material products.

           For the three months ended March 29, 1998, research and development costs decreased 24% over the third quarter of the prior year. These lower costs resulted from higher direct costs associated with cost-share contracts being incurred during the prior year. Work under these cost-share contracts was completed during the first half of fiscal 1998; therefore, there are no comparative cost-share program charges in the third quarter of 1998. For the nine month comparative periods, research and development costs are 3% higher due to heavier cost-share program charges incurred in the first half of 1998.

         Sales, general and administrative expenses for the three month period ended March 29, 1998, decreased by 4% over the same period in the prior year due to depreciation and rent savings experienced as a result of the move to the new facility and lower legal fees as the Company was defending the securities class action lawsuit in 1997. Year-to-date expenses remained flat due to increases in expenses being offset by two one time insurance payments to the Company. As a result of the dismissal of the securities class action lawsuits (see "Contingencies" in the Notes to the Financial Statements), the Company was reimbursed $216,000 by its insurance carrier for costs incurred in defense of the lawsuit. In addition, as a result of a negotiated cost cap, the Company received a $220,000 reimbursement of medical expenses that were incurred during the year under a partially self insured health plan.

         Included in "Other expense" year-to-date is a loss incurred on the disposal of certain fixed assets and the write-off of $66,000 for the remaining value of goodwill associated with the acquisition of the Real Color Displays subsidiary.

         The Company's income tax provision has increased to 29% from a 5% effective rate experienced during 1997. This higher rate results from the utilization of net operating loss carryforwards during fiscal 1997.

Liquidity and Capital Resources

            Net cash provided by operations was $9,362,000 for the nine months ended March 29, 1998 compared with $2,572,000 generated during the comparative period in fiscal 1997. The increase was primarily attributable to higher profitability, lower inventory and greater accrued expenses primarily arising from increased income tax liability.

           The Company invested $9,346,000 in capital items during the first nine months of fiscal 1998 compared to $6,329,000 during the same period in the prior year. The majority of the increase in spending was due to the acquisition of a new production facility near Research Triangle Park, North Carolina. The total capital outlay for this facility and associated upfit is estimated to be approximately $10,000,000 to $15,000,000. A $3,000,000 initial investment was made to purchase the property, with the upfit expected to take place over the next nine to twelve months. The Company has a loan commitment of up to $10,000,000 from a commercial bank to finance a portion of these expenditures. As of March 29, 1998, approximately $4,378,000 had been drawn against this loan. All other capital investments made during 1998 are expected to be financed through cash provided by operations and cash on hand. For the year, cash on hand has also increased by $2,911,000 as a result of stock option and warrant exercises.

         The Company believes it has sufficient capital resources to fund its business operations. However, the Company is presently evaluating alternatives for financing the development of new applications of its technology, including its blue laser technology.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

                  None

         b)       Reports on Form 8-K:

                  None.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CREE RESEARCH, INC.


Date: April 29, 1998             /s/F. Neal Hunter
                                 -----------------------------------------------
                                    F. Neal Hunter, President and
                                    Chief Executive Officer

                                /s/ Cynthia B. Merrell
                                 -----------------------------------------------
                                    Cynthia B. Merrell, Chief Financial Officer