Form 10-K
period 1998-06-28
CREE RESEARCH INC /NC/
filed 1998-08-19
CIK 895419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For The Fiscal Year Ended June 28, 1998

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

               4600 Silicon Drive, Durham,             NC 27703
       (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (919) 361-5709

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $.005 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of August 7, 1998 was approximately $149,174,000 (based on the closing sale price of $14.125 per share).

The number of shares of the registrant's Common Stock, $0.005 par value per share, outstanding as of August 7, 1998 was 12,991,038.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 3, 1998 are incorporated by reference into Part III.

                               CREE RESEARCH, INC

                                    FORM 10-K

                     For The Fiscal Year Ended June 28, 1998

                                      INDEX

Part I                                                                      Page

Item  1.        Business                                                       3

Item  2.        Properties                                                    15

Item  3.        Legal Proceedings                                             16

Item  4.        Submission of Matters to a Vote of Security Holders           16


Part II

Item  5         Market for Registrant's Common Equity and Related
                Stockholder Matters                                           16

Item  6.        Selected Financial Data                                       16

Item  7.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           18

Item  8.        Financial Statements and Supplementary Data                   24

Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures                          45

Part III

Item 10.        Directors and Executive Officers of the Registrant            46

Item 11.        Executive Compensation                                        46

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management                                                    46

Item 13.        Certain Relationships and Related Transactions                46

Part IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on
                Form 8-K                                                      46

                Signatures                                                    49

                                     PART I

Item 1.  Business

General
--------------------------------------------------------------------------------

         Cree Research, Inc. ("Cree" or "the Company"), a North Carolina corporation, was established in 1987 to commercialize the production of silicon carbide ("SiC") material and to develop and market SiC-based wafers and devices and other wide bandgap compound semiconductor products. In December 1987, the Company acquired an exclusive license to certain technology, developed at North Carolina State University ("NCSU") relating to silicon carbide, including a process for bulk growth of single crystalline SiC. The Company has refined and improved this technology over the past eleven years and is now a world leader in the design, development, manufacture and marketing of SiC-based semiconductor materials and electronic devices. The Company incorporates its proprietary silicon carbide technology to produce compound semiconductors for use in back-lighting, indicator lamps, displays and other lighting applications. The Company also manufactures SiC crystals that are sold for use in gemstone products and SiC wafers that are sold for research directed to optoelectronic, microwave and power devices. The Company believes that, for certain electronic applications, SiC-based compound semiconductor devices offer significant advantages over competing products based on sapphire, silicon, gallium arsenide and other materials.

         The original application of the Company's SiC technology was the world's first commercially viable blue light-emitting diode ("LED"). The Company markets its blue LED chip products principally to customers who incorporate them into packaged lamps for use as indicator lights and in back-lighting applications, including automotive dashboard instrumentation, cellular handset products and liquid crystal displays ("LCD"). The LED product is also incorporated in full color display products used for advertising and in sports arena video replay boards.

         The Company also believes that it supplies much of the worldwide demand for SiC wafer products to corporate, government, and university laboratories. These customers utilize the material in the research and development of optoelectronic devices, including LED products, microwave devices for use in wireless transmission and digital ultra high frequency ("UHF") broadcast and high power devices, including power rectifiers and switches, as well as other applications.

         One customer, C3, Inc. ("C3") uses SiC as a gemstone material. The product is sold in bulk crystal form and then cut, faceted and polished by C3 to create gemstones with diamond-like characteristics. Physical properties of SiC are similar to those of diamond as they are both carbon-based minerals with a similar hardness.

         In August 1994, the Company formed a wholly-owned subsidiary, Real Color Displays, ("RCD"), to develop and market full color LED moving message displays. As an entry into this business, RCD acquired the assets of a Hong-Kong based company engaged in the sale of moving message signs. Vertical integration into the LED display market was seen as a means for the Company to enhance its core position in LED chip production. RCD's strategy was to target the low-end full color moving message display market, which is comprised of one and two-line message signs that display text messages and single graphics, however, these products have been de-emphasized in recent years. During the second half of fiscal 1996, Cree introduced a new LED based product, marketed as the "Real Color Module TM" component, which the Company sells to original equipment manufacturers ("OEMs") for use in building large area video display systems. This product has become the primary focus for the future of the Company's display business.

         The Company performs research directed to developing future products using SiC, and believes that it leads an advanced study of these devices worldwide. This research focuses on optoelectronic, microwave and power devices. A substantial amount of Cree's internal research projects are funded by Federal government agencies and departments.

         The Company's products are manufactured in a manner similar to other semiconductor materials and devices. Silicon carbide is combined with other materials and then fabricated into single crystals. The crystals are then sliced into wafers and polished and either sold as bare wafer material, or processed for further manufacture. Very thin layers of additional material may be grown on the bare wafer using a process referred to as epitaxial deposition. Wafers with these epitaxial layers may be sold outright or used to manufacture other devices. Wafers that continue for device manufacture are then fabricated in a clean room environment through various processing steps. The devices fabricated on the wafer are then tested and cut into chips for sale as LED or other products.


Description of Business                                                 Products
--------------------------------------------------------------------------------

Blue LEDs

         Cree introduced the world's first commercially viable blue LED chip product in 1989 and has since developed several generations of blue LED products, including a more robust conductive buffer chip introduced in fiscal 1998 that is brighter, easier to manufacture and has a lower unit cost. Prior to 1989, a blue LED was not readily available as the semiconductor materials used in red, amber and yellow-green LEDs, are not able to emit blue light. Blue LEDs offered by others at this time were laboratory samples that could not be produced in volumes necessary for commercialization. Inexpensive red, amber and yellow-green LED lamps have been available for more than 20 years and are used in everyday applications such as indicator lights on printers, computers and other equipment, and traffic signal lighting for red devices. Groups of these lights are also used for single or multicolor electronic displays. The commercial availability of the blue LED, in conjunction with red and green, is critical to enable the creation of multiple chip lamps and displays capable of producing any color in the visible spectrum. Combinations of blue, green and red light in a single cell can create any color light, including white light, making it possible to create large video displays using LED technology. In addition, blue LEDs can be used as indicator lamps, in back-lighting and in various other applications in which red, amber and yellow-green LEDs are used today. LEDs offer substantial advantages over the small incandescent bulb, including longer life, lower maintenance and energy consumption and smaller space requirements.

           The Company believes that its approach of manufacturing a blue LED based on a two inch diameter SiC substrate offers a more cost effective design and process than its competitors, who use a sapphire substrate. The Cree approach is compact and uses the same top and bottom contact arrangement that is employed in standard red, amber and yellow-green LED products. Most competitors place both the positive and negative contact on the top of the diode because the sapphire substrate material used in their products is not electrically conductive. Cree's smaller chip design enables the diode to use less material and permits more devices to be fabricated on each wafer processed. Competitors offer the blue LED at selling prices higher than the Company's prices. The Company has been working continuously to reduce the cost of its blue LED chip as it believes the rate of market acceptance for blue LED products is significantly dependent on pricing. The Company also anticipates the market for single blue LED lamps will increase significantly once the pricing of these products is similar to that of the red, amber and yellow-green LED products available today. During fiscal 1998, the Company was able to reduce its cost to manufacture an improved blue LED product by more than 50% through higher throughput, improved yields, smaller die size, larger wafer size and other attributes of the conductive buffer process. If the Company can continue this trend, it will allow greater flexibility in pricing to customers in the future. There is no assurance, however, that the Company will be able to achieve lower costs in the future or that lower costs will produce increased sales.

         Presently, the Company's blue LED chips are primarily used for back-lighting purposes in automotive dashboard, cellular handsets, LCD displays and other applications. In addition, they are also used in office equipment indicator lighting, indoor full-color video display technology, such as stadium video replay boards, moving message advertising and informational signs.

         The Company supplies blue LED chips to LED component manufacturers who assemble the chip into a lamp and then manufacture solid-state lighting components to supply to OEMs. The majority of the market for LED-based display applications is in the Pacific Rim. The Company's principal customers who serve the display market are located in China, Taiwan and Japan. Cree also sells the LED product to European and domestic accounts.

Wafer Products

         The Company believes that it is the leading manufacturer of semiconductor quality silicon carbide in the world today. Cree grows its own crystals using a proprietary process. The crystals are sliced into wafers, polished and then prepared for the Company's own manufacturing line or for sale to corporate, government and university programs that are using SiC for the development of electronic components. Each order may be sold as a bare wafer or customized by adding epitaxial films, depending upon the nature of the development program. These customers utilize the material as the basis for research in optoelectronic, microwave and high power devices. For the past several years, the Company has worked to improve the quality of its wafers while increasing the size. The absence of crystal defects is critical to the development of high power devices in SiC. During fiscal 1998, the Company has been able to reduce these defects by approximately 50%. Cree is developing two inch diameter wafers and expects that these wafers will constitute the majority of material sales during fiscal 1999, although development delays could defer such sales. This larger sized wafer will replace the 1 3/8 inch product which comprised the majority of sales in 1998. The larger diameter wafer is expected to enable lower wafer costs per chip for customers by substantially increasing the total amount of chips per wafer. The potential market for wafers depends on whether the Company's customers are successful in creating commercial products using SiC materials.

Silicon Carbide Crystals for Gemstone Applications

         During fiscal 1998, the Company worked under development agreements with C3. C3 was founded to develop gemstone products from SiC crystals. These agreements, which were amended and restated in July 1998 as a single agreement, call for the development of improved processes for the manufacture of near colorless, large volume silicon carbide crystals for use in lab created gemstone products. While the focus of this agreement is currently to increase crystal size and volume, longer term goals include the development of crystals with a higher color range. The development agreement will enable the Company to perform further research in the creation of larger volume SiC crystals that may eventually be employed in other products.

         The Company also provides SiC crystals to C3 pursuant to an exclusive supply agreement. C3 cuts and polishes the product to fabricate diamond-like gemstones. Recently, C3 has ordered additional crystal grower equipment from Cree and contracted to increase volume requirements. The potential for increasing demand depends on Cree's ability to meet C3's requirements for color, clarity and yield. Future demand is also dependent on C3's ability to cut, facet and effectively market its gemstone products.



Modules and Moving Message Signs

         The Company markets a modular LED-based component to customers as a building block for indoor video and display systems. The product is a low profile full-color LED sub-assembly for use in both large and small scale full-color LED display systems. It uses surface mount pixels which combine the three primary color LED chips which are assembled into very thin modules. The modules can be combined to form any size display.

         Due to the diverse market for LED display systems, the Company cannot effectively address all opportunities at the display system level and has therefore chosen a strategy of supplying modules directly to well established LED display system suppliers. This approach maximizes the efficiency of the Company's sales resources, minimizes the capital investments that would need to be made as a systems supplier, and does not place the Company in competition with potential display system customers.

         The Company's RCD subsidiary has been manufacturing full color moving message sign products since its inception in August 1994. The Company is able to produce a variety of color moving message products. The sign products range in brightness from indoor to high-bright, which is suitable for store window applications. These products provide a low cost and effective way of displaying text messages which can be easily changed and updated. The applications for these displays include point-of-sale advertising and informational signs.

         The Company is currently reviewing the business plans for both of these product lines to maximize sales for fiscal 1999. The Company is developing a brighter blue and pure green LED product which is expected to be introduced during fiscal 1999, although development delays could defer the product introduction. The new LEDs are expected to provide the display business a low cost, high performance product suitable for outdoor applications. This expected upgrade in technology is anticipated to change market opportunities for these products.



                                                             Product Development
--------------------------------------------------------------------------------

         The Company is engaged in a number of research and development projects. Some projects have the goal of developing commercial products for the market in the near term. Other projects have longer term goals. There can be no assurance as to the successful development of commercial products or the timing thereof. All of the products under development are based on SiC materials grown using the Company's proprietary processes.

         The Company partners with the Federal government in many of its current research and development efforts. Contracts are awarded to the Company to fund both short-term and long-term research projects. Funding for projects with near-term applications for the Company typically include a cost-share arrangement. Projects that may not have readily available production applications or projects that relate to longer term development are normally awarded on a cost-plus basis with built-in margins exceeding 5%. Pursuant to each contract, the amount of funding is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative costs, and a cost of capital expense. Cost-plus funding is determined based on actual costs plus a set percentage margin. For cost-share contracts, the actual costs are divided between the U.S. Government and the Company based on the terms of the contract. The government's cost-share is then funded to the Company. The contracts typically require the submission of a written report to document the results of such research. The government may terminate contracts with the Company at its convenience and typically obtains a nonexclusive license to use any inventions made in the course of the research solely for government purposes.

         For financial reporting purposes, the Company includes funding for all cost-plus and cost-share contracts, where the Company anticipates that total funding will exceed direct costs over the life of the contract, as contract revenue. All associated direct costs for these contracts are reported as a cost of contract revenue. For cost-share contracts where the Company anticipates that costs will exceed funding over the life of the contract, funding is reflected as a reduction of research and development expenses, while the associated direct costs are reported as research and development expenses. During fiscal years 1998, 1997 and 1996, the Company spent $8,474,000, $9,411,000, and $5,572,000, respectively, for direct expenditures relating to product research and development activities. During the same periods, the U.S Government funded $8,241,000, $8,760,000 and $5,721,000, respectively, for direct and indirect expenses. In addition, customers have also sponsored research activities relating to the development of new products. During fiscal years 1998 and 1997, customers spent $3,477,000 and $66,000, respectively, for product research and development activities. In fiscal 1996, customers did not provide significant funding for research activities. The Company expects to continue to perform substantial research and product development projects during the next fiscal year.

         The following applications are currently under research and development by the Company. The Company expects several of these applications to be completed in fiscal 1999, although delays could occur. Other development projects, such as power devices and blue laser research are not expected to produce commercial results until later years.

Silicon Carbide Material

         The Company continually conducts research aimed at improving the quality of its wafers and enhancing its epitaxial (active layer) process. The Company believes it can increase the diameter of its wafers while lowering manufacturing costs and permitting the development of more complex devices. The key determinant that will enable the manufacture of a more complex device, such as power semiconductors, is the substrate quality and wafer size. Epitaxial thickness, lower defect density and the elimination of variation are important factors to improve yield, marketability and lower cost. The larger two inch wafer size, which the Company expects will comprise the majority of fiscal 1999 wafer sales, is considered a minimum standard for many niche fabrication facilities. The Company continues work on a $7.6 million contract awarded by the Defense Advanced Research Projects Agency ("DARPA") to fund this research and development. The contract has $1,702,000 in funds remaining and extends through May 1999.

Lower Cost Blue LED Chips

         In fiscal 1998, Cree developed a blue LED that was brighter than its prior generation blue LED. The brighter chip was developed by using a new process that allows a chip design in which current flows vertically through the device. This design, which is currently manufactured on a two inch wafer, yields more chips per wafer and requires fewer manufacturing steps; therefore, it is produced at a lower cost.

         In order for the product to approach the acceptance and marketability of red, amber and yellow-green LEDs, the Company's management believes the price of the chip must be further reduced. In order to reduce the cost of production, the Company must attain success in increasing volume throughput by expanding the customer base, and develop additional manufacturing yield improvements. These modifications are expected to significantly reduce unit costs by improving the die per wafer yield and spreading fixed costs over more units. There can be no assurance that these goals will be achieved. If the Company does not achieve sufficient increases in yields and volume throughput, then costs would fail to decline significantly and the Company's ability to generate higher margins or to maintain margins while reducing chip prices would be impaired.

Brighter Blue and Green LED Chips

         The Company is working to develop brighter blue and green LEDs that would be cost-effective for outdoor applications. This design employs indium gallium nitride layers on silicon carbide. The current generation of the Company's blue LED products are primarily used in indoor applications, as the brightness of the product is not as high as some competing products. The Company believes that this chip will open new markets with a low cost platform. Cree is also developing two new green LED products that employ the same technology as the new brighter blue offering. These products are expected to be suitable for the outdoor LED display market and for traffic signal applications, respectively. Samples of these new products are expected to be released in the first quarter of fiscal 1999, although introduction could be delayed by unforeseen development problems.

High-Power Radio Frequency and Microwave Transistors

         The Company is currently developing high-power transistors that operate at radio and microwave frequencies. Such devices could have important applications in cellular phone base stations, high-power solid-state broadcast systems for television and radio, and radar search and detection equipment.

         The Company also continues development of a SiC-based device which is designed for use in base stations for wireless systems. This device, which is not expected to be released commercially before late fiscal 1999, can be used for frequency band applications above 1.8 gigahertz, such as the personal communications system ("PCS") base station network currently being installed by some wireless carriers. The Company believes that silicon carbide transistors will be superior to current silicon and gallium arsenide devices due to greater power per transistor. The higher output power available from SiC devices is expected to allow wireless systems to use fewer transistors per base station and less complex circuitry, at a lower cost. This power density is four to five times higher than that achieved with equivalent silicon or gallium arsenide devices. In addition, SiC's ability to dissipate heat more rapidly than other materials reduces the need for costly cooling equipment. In March 1998, the Company demonstrated a device with 53 watts of power from a single chip. Cree expects to offer a product that emits 75-100 watts of power from a single chip in order to reach commercial viability. During fiscal 1998, the Company continued to work on several contracts from Naval Research Laboratories, DARPA, and the Army Research Laboratories to advance this research. These contracts extend through August 1999.

         During fiscal 1998, the Company reported the demonstration of gallium nitride on SiC transistors that, although low in total output power, operate at a power density of 6.8 watts per millimeter at 10 gigahertz. This power density is the highest ever reported for a solid state field effect transistor operating at radio or microwave frequency and is eight times higher than that achieved with equivalent silicon or gallium arsenide devices. A commercial device capable of emitting power at this level is not expected during the next fiscal year.

Blue and Ultraviolet ("UV") Laser Diodes

         The storage capacity of optical disk drives can be increased significantly by utilizing a laser diode capable of emitting short wavelength light. The Company has demonstrated a laser diode fabricated from indium gallium nitride and related materials deposited on SiC substrates that emits a shorter wavelength blue light than that of the red or infrared lasers used today. This technology could potentially increase the storage capability of optical disk drives by a factor of four to five. This increased storage capability could lead to advances in CD-ROM data storage and audio and video compact disc applications.

         Government funds were last allocated to development of the blue laser diode in June of 1996 when DARPA awarded a $4.3 million contract to the Company to be spent over a three year period. Most of these funds have now been exhausted. As a part of this development, in July 1997 the Company announced that it had demonstrated a continuous wave laser operation at room temperature. Substantial work is still needed to produce a blue laser suitable for commercial application. There can be no assurance that a commercial product will result from this research and development effort.

High-Power Semiconductors

         The Company is working on the development of prototype high power devices that, if successfully developed, could have many significant uses. Such devices could be employed in applications involving power conditioning as well as switching power to allow electricity to flow to other electronic components. SiC based power devices have the potential to handle up to fifty times more power density than current silicon based devices. SiC devices are expected to operate at significantly higher temperatures and voltages, have superior switching capabilities, yet retain a die size almost twenty times smaller than a silicon based device. Potential applications include power drive components for electric vehicles, lighting ballast components, industrial motor controls, and power supplies with minimal interruption used in power transmission. These power devices are not anticipated to be commercially available during the next fiscal year.

         The Company recently entered into a three year, up to $3 million, project with Kansai Power Electric Company, the fourth largest power company in the world, for research in switching systems in power transmission networks. The Company continues to make progress in improving the quality of its SiC material, improving processes for fabricating devices and improving device designs. However, there is no assurance that further work will result in improvements in processes, material quality and end products that are necessary to introduce such products to market. Also, it is anticipated that the Company will need to develop methods to reliably produce wafers of a three inch or greater diameter in order to make such devices economically viable. There can be no assurance that this will be accomplished. The Company continues to work under contracts with the government and other sources for research in this area. Work is currently being performed for the Office of Naval Research and other sources. These contracts extend through September 2000.

Gemstone Applications

         During fiscal 1998, the Company worked under development agreements with C3. These agreements, which were amended and restated in July 1998 as a single agreement, call for the development of improved processes for the manufacture of colorless, large volume silicon carbide crystals for use in lab created gemstone products. The agreement obligates C3 to pay Cree's direct costs of the development effort, plus an overhead charge on certain costs. Work to be performed under this contract during the next year will target the development of larger sized crystals and is expected to result in a three inch diameter crystal for possible use in other product applications.

High-Temperature Devices

         The Company has developed prototype SiC-based transistors and rectifiers that operate at higher temperatures than comparable silicon devices. These high-temperature semiconductors have potential applications in the automotive, energy and aerospace industries. For example, these devices could be used to amplify low level sensor signals directly on the engine block of an automobile engine to measure engine performance. This allows the optimization of fuel economy by adjusting engine performance during operation. In addition, these devices could find use in applications such as down hole drilling equipment and space-based power systems. Although prototype devices have been developed, additional development work is needed to achieve commercial viability. Work is currently being performed for the Defense Special Weapons Agency and other sources.


--------------------------------------------------------------------------------

                                                             Strategic Alliances
--------------------------------------------------------------------------------

         The Company believes that the formation of strategic alliances with other companies is a viable strategy for the immediate development of its technology to bring certain products to market.

         Cree and Siemens A.G. ("Siemens") entered into a Development, License and Supply Agreement in fiscal 1996 to work jointly on the development of a green LED on silicon carbide substrates, as well as improvements to Cree's blue LED product. Siemens is a manufacturer of LED lamps for its merchant components business. In addition to undertaking the joint development program, Siemens paid a $1.5 million license fee to license certain epitaxial and fabrication technology from Cree for use in the manufacture of green and blue LEDs. The agreement also includes provisions under which Cree will supply a portion of Siemens' requirements for blue and green LEDs and wafer products required for the manufacture of such LEDs. In September 1996, the Company entered into a Purchase Agreement with Siemens, pursuant to which Siemens agreed to purchase blue LED chips made using the Company's gallium nitride-on-silicon carbide technology. In December 1997, the Purchase Agreement was amended to provide for additional shipments of LED products through December 1998. The Company is currently negotiating an extension of this agreement with Siemens.

         Also, in September 1996, the Company entered into a License and Technology Transfer Agreement and a related Supply Agreement with Shin-Etsu Handotai Co. Ltd. ("Shin-Etsu") and other parties. Pursuant to these agreements, the Company granted Shin-Etsu a license to use certain epitaxial and device fabrication process technology for the manufacture of the Company's blue LED product and agreed to supply silicon carbide wafers required to manufacture the licensed product. The license agreement provided for a payment of a $2.6 million license fee and royalties based on a percentage of sales of products made using the licensed technology.



                                                          Sales and Distribution
--------------------------------------------------------------------------------

         The Company markets its blue LED chips domestically and in a number of foreign countries. Because the production of lamp and display products incorporating LED chips is concentrated among a relatively small number of manufacturers, the Company uses an executive sales approach to market its LED chips. In Japan the Company markets its LED products and SiC wafers through its distributors Sumitomo Corporation and Shin-Etsu Handotai Co., Ltd. pursuant to a Distributorship Agreement signed in 1995. The Company markets its LED and SiC wafer products throughout the rest of the world via a small direct sales staff.

         The Company currently distributes the majority of its LED-based modules directly to OEMs. The OEMs in turn manufacture, sell and generally install modular based display systems at their customers' sites.

         The majority of moving message signs are sold through the Company's subsidiary, RCD, via a network of international distributors and sales representatives in South America, the United Kingdom, the Pacific Rim and Canada. RCD also employs a direct sales program and uses a dealer network to market a portion of its products in the United States.

         The Company also sells SiC crystal materials for use in gemstone applications directly to C3 under an exclusive supply agreement.



                                                                     Competition
--------------------------------------------------------------------------------

         The semiconductor industry is intensely competitive and is characterized by rapid technological change, price erosion, and intense foreign competition. The Company believes that it currently enjoys a favorable position in the existing and potential emerging markets for SiC-based products and materials primarily as a result of its proprietary SiC-based technology. However, the Company faces actual and potential competition from a number of established domestic and international compound semiconductor companies. Many of these companies have greater engineering, manufacturing, marketing, and financial capabilities than the Company.

         The Company's primary competition for the blue LED product comes from Nichia Chemical Industries, Ltd. ("Nichia") and Toyoda Gosei Co. Ltd. ("Toyoda"), companies headquartered in Japan, and from The Hewlett-Packard Company ("HP"), who currently market blue LED products that are brighter than the Company's LED device. The sales price for Cree's LED is presently lower than the standard price of the product offered by these companies. However, there can be no assurance that these companies will not offer lower pricing in the future.

         Cree's LED product is made by growing epitaxial layers on SiC substrates for the subsequent fabrication of the blue LED. Competing blue LED products employ a sapphire substrate. Cree's vertical chip has a lower cost primarily as a result of its size. Cree's chip has a surface area that is 57% of the size of the current competitive chip. Thus, SiC substrates can be more expensive than sapphire and still be competitive on a price per chip basis. The sapphire substrate requires a larger chip because sapphire is an insulator material, and as such, requires a horizontal device with both contact points at the top of the device. The Cree SiC product is a conductive substrate, which allows one contact point on the top and the other on the bottom, allowing for a smaller vertical device. Furthermore, because red, amber and yellow-green chips are vertical devices, Cree's vertical structure facilitates easier use in existing LED component assembly operations.

         The ability of the Company to compete successfully in existing and future markets for its products will depend on factors both within and outside its control. These factors include, but are not limited to, success in manufacturing new higher brightness SiC based products that are suitable for outdoor applications, improvements to existing products, improvements in its SiC-based process technology, increasing production capacity of LED products, protection of its products by effective utilization of intellectual property laws, diversity of product line, the rate at which customers incorporate the Company's components into their products, product introductions by the Company's competitors, and general domestic and international economic conditions. The Company; however, expects that price will be a determining factor for many of its products and it devotes substantial efforts to reduce production costs (See "Product Development"). There is no assurance that the Company's competitive position will not be adversely affected by one or more of these factors in the future, particularly in view of the fast pace of technological change in the semiconductor industry.






                                       Sources and Availability of Raw Materials
--------------------------------------------------------------------------------

         The Company depends on single or limited source of suppliers for a number of raw materials and components used in its SiC wafer products and LEDs, including certain key materials and equipment used in its crystal growth, wafering, polishing, epitaxial deposition, device fabrication, and device test processes. The Company generally purchases these single or limited source materials and components pursuant to purchase orders and has no guaranteed supply arrangements with such suppliers. In addition, the availability of these materials and components to the Company is dependent, in part, on the Company's ability to provide its suppliers with accurate forecasts of its future requirements. Production of many materials used in semiconductor manufacturing is limited to one or a few manufacturing facilities worldwide. Disruption of production at one or more of these facilities represents a risk for the entire semiconductor industry. However, smaller companies, such as Cree, may be at greater risk than larger companies if supplies of any materials become scarce as suppliers may favor their larger customers in allocating their products. Any interruption in the supply of these key materials or components could have a significant adverse effect on the Company's operations.



                                                                       Customers
--------------------------------------------------------------------------------

         During fiscal 1998, sales to Siemens A.G. accounted for more than 10% of total revenue. The loss of Siemens' business would have a material adverse effect on the results of operations if the Company were unable to replace the volume with another customer. In addition, sales to C3, Inc. and the Department of Defense each comprised more than 10% of total Company revenue for fiscal 1998. For the year ended June 30, 1997, revenue from Siemens and the Department of Defense each accounted for more than 10% of total revenue. For the year ended June 30, 1996, Siemens, Sumitomo and the Department of Defense revenues each accounted for more than 10% of total revenue.



                                                                         Backlog
--------------------------------------------------------------------------------


         As of June 28, 1998, the Company had a firm backlog of approximately $12.6 million consisting of approximately $7.2 million of product orders and $5.4 million of executed research contracts with the U.S. Government. This compares to a firm backlog level of $17.5 million as of June 30, 1997, which consisted of approximately $9.2 million of product orders and approximately $8.3 million of executed research contracts with the U.S. Government.



                                                  Patents and Proprietary Rights
--------------------------------------------------------------------------------

         The Company has an exclusive license to ten U.S. patents from North Carolina State University ("NCSU"), and holds 40 additional domestic patents of its own or owned jointly. Cree licensed 12 foreign patents issued on the same NCSU technology and holds 19 foreign patents issued on Cree applications which are counterparts to the U.S. patents. The Company also holds exclusive license rights to inventions owned by NCSU which are subject to one pending U.S. patent application and two foreign applications, which are counterparts of the U.S. patent applications. Cree has 27 patent applications of its own pending in the United States and also has 79 foreign patent applications pending. In addition to its patent rights, the Company relies upon certain proprietary know-how and trade secrets in its manufacturing process and has entered into non-disclosure agreements to protect its proprietary technology with both employees and parties outside of the Company.

         The Company earns a material amount of its revenues in overseas markets. See "Customers". While the Company has applied for patent protection for certain of its technologies and products in some of these markets, there can be no assurance that such markets will be subject to the Company's intellectual property rights.

         The NCSU License. In 1987, the Company entered into a license agreement with NCSU pursuant to which the Company was granted a worldwide, fully paid, exclusive license to manufacture, use, and sell products and processes covered by the claims of ten U.S. patent applications filed by NCSU relating to SiC materials and SiC-based semiconductor devices, some of which also have been filed in foreign countries. Ten patents were subsequently issued with respect to eight of those applications, with expiration dates between 2007 and 2009. Twelve of the foreign filings have been issued with expiration dates from 2006 through 2012. Under the terms of the license, the U.S. Office of Naval Research has retained an interest in the licensed technology for certain military applications.

         Cree's Patents. Since its inception, the Company has been granted 40 U.S. patents of its own or jointly owned. These patents expire between 2008 and 2016. The Company has filed a number of these patent applications in foreign countries, 17 of which have been issued. In addition, the Company has, in the past, entered into joint research and development programs to develop new SiC-based devices. These efforts have resulted in four jointly-owned patents, one with Purdue University, two joint patents with General Electric Corporation, and one joint patent with NCSU.

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

         Because of rapid technological developments in the semiconductor industry and the broad and rapidly developing field of patent law, the patent position of any semiconductor device manufacturer, including that of the Company, is subject to uncertainties and may involve complex legal and factual issues. Consequently, although the Company holds certain patents, is licensed under other patents, and is currently pursuing additional patent applications, there can be no assurance that patents will be issued from any pending applications or that claims allowed by any existing or future patents issued or licensed to the Company will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide adequate protection to the Company. Moreover, the Company may be required to participate in interference proceedings to determine the priority of inventions, which could result in substantial costs to the Company.



                                                        Environmental Regulation
--------------------------------------------------------------------------------

         The Company uses and disposes of hazardous substances and wastes in its manufacturing and research and development activities and is thus subject to a variety of federal, state and local government laws and regulations related to the storage, use and disposal of such materials. The Company is also subject to laws and regulations related to the discharge of environmental pollutants. The Company believes that it is in compliance with all applicable laws regulating hazardous materials and environmental pollutants and is not presently aware of any contamination at any of its premises for which it could be responsible under applicable law. However, the failure to comply with present or future laws or regulations relating to such materials could result in fines or other liabilities being imposed on the Company, or in suspension or cessation of operations, which events could have a material adverse effect on the Company's business and prospects.



                                                                       Employees
--------------------------------------------------------------------------------

         As of June 28, 1998, the Company employed 248 people, all of which are located in the United States. None of the Company's employees are represented by a labor union or subject to collective bargaining agreements. The Company believes relations with its employees are strong.



                                                                    Risk Factors
--------------------------------------------------------------------------------

         Ownership of the Company's securities is subject to a number of risks, including the following:

Production Efficiency and Availability of Raw Materials

         The Company must continue to improve its production yields in order to reduce costs. Production yield problems or missed efficiencies may have an adverse effect on the Company's operations. Should the Company experience protracted problems in the production of its key components or the operation of its proprietary manufacturing systems, its ability to deliver its products could be materially impacted. Such problems often occur as new products are introduced or improvements are made to existing products. As the Company expects several significant development projects to be completed in fiscal 1999, the Company may be particularly vulnerable to this risk. The Company is also dependent on a limited source of suppliers for a number of raw materials and components used in its SiC wafer products and LEDs. An interruption in the supply of these items could cause the Company's manufacturing efforts to be damaged and result in customer dissatisfaction.

Concentration of Business

         The Company relies on a small number of customers for much of its sales. At present, the majority of the LED sales are made to Siemens pursuant to the parties' Purchase Agreement executed in September 1996 and amended in December 1997. This agreement calls for shipments through December 1998, subject to certain rescheduling provisions. Failure to extend this agreement could have a material adverse effect on the business and prospects of the Company. Dependence on one or a few customers may require the Company to agree to unfavorable contract terms and conditions that could cause contracts to be unprofitable. Likewise, the failure of the Company to diversify its customer base could limit the prospects for the LED business.

Foreign Sales

         The Company has, and is expected to continue to have, a substantial percentage of its sales to foreign companies, primarily in Asia and Europe. There can be no assurance that the Company's current intellectual property position will be enforceable in foreign countries to the extent it is enforceable in the United States. In addition, the Company's international sales may be subject to government controls and other risks, including export licenses, federal restrictions, changes in demand resulting from currency fluctuations, political instability, trade restrictions, changes in tariffs and collection of accounts receivable. If the current slowdown in the economies of certain Asian countries worsens, the Company may be materially adversely affected.



Research and Development

         To remain competitive, the Company must continue to invest substantial resources in research and development. The Company's prospects for both near-term and long-term success are substantially dependent on its ability to continue to increase the performance of its LED products and to increase production efficiency. The successful introduction of the brighter blue and green products and the expected higher yield and lower costs of the conductive buffer product, is very important for the Company to achieve its goals for fiscal 1999. Furthering the need for enhanced efficiency, is the expected decline in the average sales price for the LED products in fiscal 1999. Without the introduction of the brighter LED products and yield and volume efficiencies of the conductive product, the Company may not maintain or realize growth in the LED business. In addition, the Company must also invest resources toward the introduction of microwave products in fiscal 1999. See "Product Development". Near-term results may suffer due to a lag between investment in development, marketing and production, and revenues derived from the investment even if new or improved products are a long-term success.

          The patents and other proprietary rights of the Company may not prevent the competitors of the Company from developing noninfringing technology and products that are more attractive to customers than the technology and products of the Company. The technology and products of the Company could be determined to infringe the patents or other proprietary rights of others. In addition, defending such an infringement claim could have a material adverse impact on the Company even if the claim were found to lack merit.

Dependence on Contracts With the U.S. Government

         Over the past several years, the Company has been awarded a number of contracts from agencies of the United States government for purposes of developing SiC material and SiC-based semiconductor devices. Government policy is constantly changing, therefore, there can be no assurance that the Company will enter into any additional government contracts, or, if such contracts are entered into, that they will be profitable or produce contract revenue. In addition, there can be no assurance that after any such contracts are entered into, changing government regulations will not significantly alter the benefits of such contracts that can be expected to inure to the Company. Cutbacks in, or reallocations of Federal spending, including changes which could be proposed or implemented in the future, could have a material adverse impact on the Company's results of operations, as well as its ability to implement its research and development programs.


Item 2.  Description of Property

         The Company purchased real property consisting of approximately 30 acres of land on which exists a 162,000 square foot production facility and a total of 35,000 square feet of service and warehouse buildings. This property is located in Durham County, North Carolina, in the vicinity of the Research Triangle Park. The purchase price for the land and buildings was $3 million. Since the acquisition of this facility, the Company has invested approximately $8.4 million in building upfits and improvements. The Company plans to relocate the majority of its operations to this facility over the next few years.

         The Company currently leases space for its manufacturing and primary research and development facilities, which occupy 21,900, 1,900 and 1,900 square feet, respectively, in the same building in Durham, North Carolina. The leases expire in December 2001, May 1999 and October 1998, respectively. In addition, the Company also leases approximately 13,200 square feet in a separate building in Durham, North Carolina, for its device fabrication and test processes. This lease term expires in August 2000.

Item 3. Legal Proceedings

         The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect either upon the Company's business, operating results or financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Common Stock Market Information. The Company's common stock is traded in the NASDAQ National Market System and is quoted under the symbol "CREE". The following table sets forth, for the quarters indicated, the high and low bid prices as reported by NASDAQ. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                       FY 1998                        FY 1997

                       High            Low            High            Low
                       ----            ---            ----            ---
First Quarter          $20-1/2         $11-3/4        $15-3/4         $8-1/4
Second Quarter         $29-1/5         $15-5/8        $14             $8-7/8
Third Quarter          $19-5/8         $13-1/2        $15-7/8         $9-3/8
Fourth Quarter         $17-5/8         $14            $15-1/8         $9-1/2



         Holders and Dividends. There were approximately 381 holders of record of the Company's Common Stock as of August 7, 1998.

         The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. There are no contractual restrictions in place that currently materially limit, or are likely in the future to materially limit, the Company from paying dividends on its common stock, but applicable state law may limit the payment of dividends. The present policy of the Company is to retain earnings, if any, to provide funds for the operation and expansion of its business.


Item 6.  Selected Financial Data

         The consolidated statement of operations data set forth below with respect to the years ended June 28, 1998, and June 30, 1997 and 1996, and the consolidated balance sheet data at June 28, 1998 and June 30, 1997 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the years ended June 30, 1995 and 1994 and the consolidated balance sheet data at June 30, 1996, 1995 and 1994 are derived from audited consolidated financial statements not included herein.

                                                  Selected Financial Data
                                              (in thousands, except per share data)

                                                                           Years Ended
                                                  -----------------------------------------------------------
                                                   June 28,    June 30,    June 30,    June 30,     June 30,
                                                       1998        1997        1996        1995         1994
                                                   --------    --------    --------    --------     --------
Statement of Operations Data:
Product revenue, net                               $ 34,891    $ 19,823    $  9,689    $  5,989     $  3,534
Contract revenue, net                                 7,640       6,535       3,945       3,011        3,956
License fee income                                     --         2,615       1,423        --           --
                                                   --------    --------    --------    --------     --------
Total revenue                                        42,531      28,973      15,057       9,000        7,490

Net income (loss) from continuing operations          6,275       3,542         243         (17)        (431)

Basic earnings (loss) per common share             $   0.49    $   0.28    $   0.02    $   0.00     $  (0.04)
Dilutive earnings (loss) per common share          $   0.47    $   0.27    $   0.02    $   0.00     $  (0.04)

Weighted average shares outstanding                  13,493      13,126      12,615      10,367       10,337


                                                                           Years Ended
                                                  -----------------------------------------------------------
                                                   June 28,    June 30,    June 30,    June 30,     June 30,
                                                       1998        1997        1996        1995         1994
                                                   --------    --------    --------    --------     --------
Balance Sheet Data:
Working Capital                                    $ 27,603    $ 21,013    $ 18,596    $  9,971     $ 11,006
Total assets                                         72,724      50,137      43,796      20,924       20,018
Long-term obligations                                10,804       1,638        --          --             14
Shareholders' equity                               $ 54,865    $ 45,125    $ 40,672    $ 19,504     $ 19,334

*  The Company has not declared a dividend on common stock since its inception

** The years ended June 28, 1998 and June 30, 1997, 1996 and 1995 include the
   Company's wholly owned subsidiary, Real Color Displays, Inc.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Identifying Important Factors That Could Cause the Company's Actual Results to Differ From Those Projected in Forward Looking Statements

         Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including product enhancements, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and
(iv) statements of assumptions underlying other statements and statements about the Company and its business.

         This report also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the Company's ability to complete development of and successfully introduce new LED and microwave products, to lower LED and wafer costs, to gain a larger customer base, and to increase product yields and wafer size, possible price competition, potential failure to obtain expected volume increases from existing customers, potential infringement claims by third parties, potential inability of the Company to enforce its intellectual property rights against others, availability and continuation of U.S. government funded research contracts, possible delays in the introduction of other new products, and delays in customer acceptance of products or services and other factors, which are described herein. See Item 1, Business, Risk Factors.

         On September 24, 1997, the Board of Directors of Cree Research, Inc. changed the Company's fiscal year from the twelve months ending June 30, to a 52 or 53 week year ending on the last Sunday in the month of June. The Company's 1998 fiscal year extended for the period from July 1, 1997 to June 28, 1998.

Results of Operations

         For the fiscal year ended June 28, 1998, Cree posted record revenue and net income of $42,531,000 and $6,275,000, or $0.47 per diluted share, respectively. These results reflect an increase in revenue and net income of $13,558,000 and $2,733,000, respectively, over the prior year. Product revenue, which includes LED, wafer and other material sales, module display products and moving message sign sales, reflects a 76% increase over fiscal 1997 results. Comparatively, product revenue also increased 105% during fiscal 1997 over 1996 amounts.

Product Revenue

         During fiscal 1998, a significant portion of the rise in product revenue was directly attributable to the 132% increase in blue light-emitting diode ("LED") volume pursuant to an amendment to a purchase agreement signed in September 1996 with Siemens A.G. ("Siemens"). That agreement and two subsequent amendments, provided for $6.8 million in additional sales to Siemens in fiscal 1998 over 1997. As amended, the agreement presently obligates Siemens to purchase certain quantities of LED products through December 1998. Additionally, the amendment provides for higher prices per unit on items shipped early in the contract, with unit prices being reduced as volume increases in the latter part of the contract. Further reductions in per unit costs are expected throughout fiscal 1999 as a result of the full implementation to the conductive buffer product, higher throughput and other plant asset efficiencies. There can be no assurance that these efficiencies will be achieved. LED sales also increased by 70% in fiscal 1997 over 1996 amounts due to volume stemming from the original agreement and first amendment with Siemens.

         The Company continues to focus on obtaining additional LED customers who are interested in ordering commercial quantities of the product. To meet this goal the Company anticipates the release of new higher brightness blue and green LED products, which are expected to be competitive in outdoor applications, during the first half of fiscal 1999. Anticipated volume associated with these new products, combined with lower LED pricing, are expected to increase customer orders. If the Company is unable to expand its customer base or release these new products, its revenue and earnings growth potential could be adversely impacted. The Company believes that in order to significantly grow market demand for LED products and to defray competition, it must continue to substantially lower prices. During fiscal 1998, the Company's average sales price per LED unit dropped 32% over 1997 levels. This decline in price was more than offset by the 132% increase in product volume. The Company's goal is to continue to lower sales prices to meet customer price points throughout fiscal 1999. While the Company reported a lower average sales price for LEDs during fiscal 1998, total product profitability increased due to higher volumes and other efficiencies. Overall, average chip costs also declined in fiscal 1998 due to a combination of a smaller chip size, the conversion to a two inch diameter wafer, higher volume which spreads fixed costs over more units and, in the latter half of the fourth quarter, benefits from the conductive buffer technology.

         During 1999, the Company anticipates further reductions in chip costs due to the full year benefits of the conductive buffer process, higher volume throughput and greater yield. If the Company is unable to realize these benefits, profits are anticipated to deteriorate during fiscal 1999 due to declining per unit sales prices in the Company's contract with Siemens. Greater volume, while maintaining margins per unit, has been and will continue to be Cree's strategy in the LED marketplace. Many current and potential customers for the Company's products are based in Asia. Poor economic conditions and currency devaluation in some countries may adversely affect the Company's ability to increase sales volume both as a result of lower demand by customers and competition reducing the price of products.

         Wafer and other materials revenue has increased 56% in fiscal 1998 over 1997 due primarily to a 29% increase in wafer volume associated with a greater interest in the worldwide research community for SiC-based products. The Company continues to make improvements to the quality of its SiC material, thus increasing the demand for research in microwave and power applications. These wafer quality improvements have also led to corporate research funding, including work performed toward the development of both microwave and power devices during the year. Profits contributed by wafer sales are expected to rise as the Company continues to improve quality while lowering costs due to higher throughput and greater yield efficiency. During fiscal 1997, wafer sales grew 60% over 1996 amounts, due to the greater acceptance of the material in the marketplace and a slight increase in the average sales price due to a greater mix of premium wafer products available with low defect levels.

         In July 1997, the Company announced development and supply agreements with C3, to develop and supply bulk single crystal silicon carbide for gemstone applications. The development program included the development of improved processes for manufacturing colorless single crystalline SiC for use in gemstones with diamond-like characteristics. This research is particularly important as it also funds the development of larger diameter crystals. In addition to the development agreement, the Company also entered into an exclusive supply agreement where the output of dedicated production was supplied and priced at cost plus a stipulated margin. For fiscal 1999, pricing under the supply agreement has been superseded by a separate agreement that allows output from dedicated production to be priced based on the quality of the material. In addition, C3 has agreed to pay the Company up to $3.4 million for the purchase of additional equipment to increase available capacity at Cree. Over one half of this equipment was billed to C3 during fiscal 1998, however this transaction was not recorded as revenue. Total revenue for materials used in gemstone applications increased 89% in fiscal 1998 as compared to 1997 as a result of these two agreements. Material purchased by C3 under the supply agreement may be used solely for the fabrication and sale of gemstones. During fiscal 1997 and 1996, the Company sold material products to C3 at margins consistent with those achieved in connection with sales of similar products to the Company's other customers.

         Financial results for the display product line includes sales of both modules and sign products. Revenue for the modules business increased by 29% in fiscal 1998 over the prior year due to increased interest among customers for the video display indoor stadium sign. Moving message sign sales by RCD, the Company's subsidiary, suffered a 72% decline in revenue compared to 1997 due to a 71% decrease in volume and slightly reduced average sales prices. This reduction was prompted by the Company's shift to the module product line. During fiscal 1998, the Company primarily sold an existing inventory of moving message signs and did not expand or refresh the product line. The Company is currently reviewing the business plan of these product lines to maximize sales for fiscal 1999. The Company expects the release of low priced, high brightness LED products that will compete in outdoor applications in fiscal 1999. These new LEDs are anticipated to change market opportunities for display products. Revenue for the display business grew 76% in fiscal 1997 from 1996 due to the introduction of the modules line of business during that year.

Contract Revenue

         Research contract revenue increased 17% to $7,640,000 during fiscal 1998 as a result of the mix of funding from available contracts. Funding for fiscal 1997 included a higher amount of proceeds recognized under two cost-share arrangements. For these agreements, funds are recorded as a reduction in research and development expense rather than as contract revenue. As funds associated with these two programs were exhausted during the second quarter of fiscal 1998, Company resources were shifted to programs under a cost-plus or catalog price arrangement, in which funding is recorded as contract revenue. Therefore, contract revenue was higher in fiscal 1998 than 1997. Contract revenue grew 66% to $6,535,000 in fiscal 1997 as higher revenues were generated as a result of more funding being made available from the U.S. government for certain research contracts, primarily in the areas of microwave, power, blue laser and basic material development.

License Fee Income

         Included in revenue for fiscal 1997 is a one-time license fee of $2,615,000. This license fee was earned pursuant to a License and Technology Transfer Agreement entered into in September 1996 with Shin-Etsu Handotai Co. Ltd. ("Shin-Etsu"). Pursuant to this agreement, the Company granted Shin-Etsu a license to use certain epitaxial and device fabrication process technology for the manufacture of the Company's LED product. The Company also recorded an accrued expense of $186,000 payable in July 1998 to a third party that brokered the agreement. Results for fiscal 1996 include a one-time net license fee revenue of $1,423,000. This license fee was earned pursuant to a Development License and Supply Agreement entered in October 1995 with Siemens, in which the Company granted Siemens a license to use certain technology to manufacture blue and green LED products. No license fee arrangements were recorded by the Company during fiscal 1998.

Cost of Revenue

         The Company's gross margin increased 47% to $14,552,000, or 34% of revenue for fiscal 1998. The Company's gross margin as a percentage of sales was 34% and 24% in 1997 and 1996, respectively. License fee revenue, which has no corresponding cost, is included in both 1997 and 1996 results. Without license fees, gross margins would have been $7,263,000 or 28% of revenue for fiscal 1997 and $2,145,000 or 16% of revenue for the comparative period in 1996. The overall increase in margin in 1998 stems from higher revenue and lower LED and materials costs per unit. The lower unit costs were recognized due to higher throughput, which more effectively utilized plant capacity, and yield efficiencies on LED and wafer products. This greater throughput enabled the Company to spread fixed cost investments over a larger volume of product. Greater yield in LED applications resulted from a combination of a new smaller die size, the new two inch diameter wafer and the introduction of the conductive buffer technology. Yield was also higher for LED and materials due to plant processing efficiency and improvements and a higher quality of wafer materials. Higher margins in the future are largely contingent on the Company's ability to increase the volume of LEDs produced, by gaining a larger customer base, successfully introducing new products and continued savings from the conductive buffer technology. These factors are significant due to the anticipated decline in the average LED per unit sales price to be received in 1999. If the Company is unable to improve efficiency under the new chip standards or gain orders for additional volume, gross margin could be negatively impacted. Gross margin improved in 1997 from 1996 levels, due to higher revenue and throughput associated with the Siemens agreement, and yield efficiencies, which lowered the manufacturing cost per unit.

         The Company benefits from research and development efforts sponsored by U.S. government contracts. Contracts are awarded to the Company to fund both short-term and long-term research projects. For contracts under which the Company anticipates that funding will exceed direct costs, all funding is reported as contract revenue and direct costs are reported as cost of contract revenue. For contracts under which the Company anticipates that direct costs will exceed funding, costs are reflected as research and development expenses with the related funding amounts offsetting these costs. Cost of contract revenue has increased in fiscal 1998 over 1997 due primarily to the exhaustion of funds available under two cost-share contracts during the first half of the year. Costs for research under these two arrangements were included as research and development expenses rather than a cost of contract revenue. When funding under these two contracts was completed in the second quarter of fiscal 1998, all resources were shifted to cost-plus and catalog priced contracts, where expenses are recorded as a cost of contract revenue. Contract cost of revenue was significantly higher in fiscal 1997 than 1996 as a result of more funding being made available from the U.S. government for certain research contracts, primarily in the areas of microwave, power, blue laser and basic material development.

         Research and development costs have decreased by 3% to $1,774,000 in 1998 due to a reduction in work performed under two cost-share contracts to further the blue laser research. Net costs to the Company for these projects were $276,000 and $671,000 for fiscal 1998 and 1997, respectively. These cost-share contracts concluded during the first half of 1998. Additionally, research and development costs for 1997, included a one-time write off of $93,000 for the closure of the Company's Eastern European Division. The Eastern European Division, located in St. Petersburg, Russia, was a research group performing some of the Company's basic material and device development work. Work performed under cost-share arrangements in fiscal 1997 also explains why research and development costs were higher in that year than in 1996.

         Sales and general and administrative expenses decreased 4% to $4,131,100 for fiscal 1998, compared to 1997 levels as increased costs to support the growth of the business were offset by two one-time insurance payments to the Company. As a result of the dismissal in November 1997 of a securities class action lawsuit filed in October 1996, the Company was reimbursed $216,000 by its insurance carrier for costs incurred in defense of the suit. In addition, as a result of a negotiated cost cap, the Company received a $220,000 reimbursement of medical expenses that were incurred under a partially self insured health plan. As a percentage of revenue, these costs have decreased to 10% in 1998 from 15% and 19% in 1997 and 1996, respectively. Total sales and general and administrative expenses increased 47% in fiscal 1997 over 1996 amounts due to higher costs associated with additional sales personnel to focus the business on gaining new LED customers, the SEH license agreement commission fee (a net present value of $172,000) and greater legal fees in connection with the defense of a securities class action lawsuit that has since been dismissed. The Company anticipates that sales and general and administrative expenses will continue to rise in future periods to support the anticipated growth of the business, however, the cost as a percentage of total revenue is expected to decline as economies of scale continue to be realized.

         Other (income) expense includes a net loss recorded on the disposal of certain fixed assets and the write-off of $66,000 for the remaining value of goodwill associated with the acquisition of the Real Color Displays subsidiary. In addition, the Company has entered into an agreement with C3 to sell equipment manufactured by the Company at cost plus a reasonable overhead allocation. The overhead allocation was recorded as "other operating income"; however, the amount was more than offset by leasehold write-offs associated with the move to the new facility and other asset disposals.

         Net interest income increased by $123,000 in 1998 over 1997 results and decreased by $260,000 when comparing 1997 to 1996, due to higher investable cash balances available in fiscal 1998 and 1996. Cash balances were high in fiscal 1998 as the Company generated over $12 million from operations compared to $6 million in fiscal 1997. Also, the Company concluded a private equity placement in September 1995 that also increased available cash in 1996.

         The Company's income tax provision has increased to 29% for 1998 from a 5% effective rate experienced during 1997. The lower rate for 1997 resulted from the utilization of net operating loss carryforwards. The Company anticipates a slightly higher tax rate for fiscal 1999 as most carryforwards previously available have now been utilized. The Company had no tax provision in 1996 as the Company generated a net operating loss for tax purposes.

Liquidity and Capital Resources

         Net cash provided by operations reached a record $12,092,000 in 1998 compared with $6,097,000 in 1997, and cash used in operations of $1,636,000 in 1995. These increases reported in 1998 and 1997 resulted from profitable operations of the Company. If the Company achieves its goals of increasing customer demand while lowering production costs, the Company expects that cash provided by operations will increase in 1999 and will be sufficient to fund all anticipated capital additions. The Company will; however, consider opportunities to raise capital and to fund development costs through strategic alliances and other manners.

         The number of trade average days sales outstanding was reduced to 50 for 1998 from 57 and 96 days experienced in 1997 and 1996, respectively, due to collections efforts during the year.

         The Company invested $15,287,000 in capital equipment during 1998 compared to $8,115,000 and $14,740,000 spent during 1997 and 1996, respectively. The majority of the 1998 spending, or $11,400,000, was due to the acquisition and upfit of a new production facility near Research Triangle Park, North Carolina. The total capital outlay for this facility and associated upfit is estimated to be approximately $15,000,000 and is expected to be completed over the next six months. The Company currently has a loan commitment of up to $10,000,000 from a commercial bank to finance a portion of these expenditures. As of June 28, 1998, approximately $8,667,000 had been drawn against this loan. At this time, the Company anticipates capital additions in 1999 to be 25% lower than amounts spent in 1998 and intends to fund these additions with cash provided by operations and cash on hand. In addition, the Company also expects to draw the remaining $1,333,000 on the loan commitment and may consider other financing alternatives. During 1997, investments were made for equipment additions in the crystal growth and epitaxial departments. During 1996, a significant investment was made for equipment related to the production of LED and wafer products. Financing activities provided the Company $10,341,000 during 1998 mostly due to the proceeds from the issuance of long term debt discussed above. In addition, financing activities yielded $20,924,000 during fiscal 1996. The majority of the funding was provided by the September 1995 private placement which netted approximately $17.5 million.

Year 2000

         The Company's products are of a nature that they are not subject to failure because of Year 2000 issues. The Company however, has assigned full-time information technology professionals to the task of identifying and resolving Year 2000 problems that may affect the Company's business, and has adopted a phased Year 2000 compliance plan. During the first phase, commenced in April 1998 and targeted for completion in December 1998, the Company will inventory and collect documentation on all of its computers, computer related equipment, and equipment with embedded processors. In addition, the Company will contact critical vendors and suppliers to obtain assurances of their ability to ensure smooth delivery of products and services after December 1999. In the second and third phases, the Company will prioritize and implement necessary repairs or replacements to equipment in order to achieve Year 2000 compliance, which it expects to complete in the first quarter of 1999. The final phase will consist of a testing program, scheduled for completion in the second quarter of 1999. The Company has not prepared estimates of costs for correction of Year 2000 problems. Based on information available at this time, including the Year 2000 compliance status of equipment that has been examined as well as the anticipated replacement schedule for equipment, the Company does not believe that the cost of remedial actions will have a material adverse effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of corrections as the Year 2000 compliance plan is performed. Failure to implement such changes could have an adverse effect on future results of operations. In addition, unexpected costs of correcting equipment that has not yet been fully evaluated could have an adverse effect on future results of operations.

Item 8.  Financial Statements and Supplementary Data



                   Index to Consolidated Financial Statements


                                                                            Page
                                                                            ----
Report of Independent Accountants                                             25

Consolidated Balance Sheets as of June 28, 1998 and
June 30, 1997                                                                 26

Consolidated Statements of Operations for the years ended
June 28, 1998, and June 30, 1997 and 1996                                     27

Consolidated Statements of Cash Flows for the years ended
June 28, 1998, and June 30, 1997 and 1996                                     28

Consolidated Statements of Shareholders' Equity for the years
ended June 28, 1998, and June 30, 1997 and 1996                               30

Notes to Consolidated Financial Statements                                    31

                        REPORT OF INDEPENDENT ACCOUNTANTS


July 22, 1998



Board of Directors and Shareholders
Cree Research, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders' equity, present fairly, in all material respects, the financial position of Cree Research, Inc. and subsidiaries at June 28, 1998 and June 30, 1997, and the results of their operations and their cash flows for the year ended June 28, 1998 and for the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Raleigh, North Carolina

                               CREE RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in 000's, except per share amounts)

                                                                                     June 28,       June 30,
                                                                                       1998           1997
                                                                                     --------       --------
ASSETS

Current assets:
             Cash and cash equivalents                                               $ 17,680       $ 10,448
             Marketable securities                                                        657           --
             Accounts receivable, net                                                  10,479          7,694
             Inventories                                                                2,543          3,949
             Deferred income tax                                                        1,952          1,830
             Prepaid expenses and other current assets                                  1,347            466
                                                                                     --------       --------
                          Total current assets                                         34,658         24,387

             Property and equipment, net                                               36,476         24,333
             Patent and license rights, net                                             1,525          1,267
             Other assets                                                                  65            150
                                                                                     --------       --------
                          Total assets                                               $ 72,724       $ 50,137
                                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
             Accounts payable, trade                                                 $  5,595       $  2,248
             Current maturities of long term debt                                          17           --
             Accrued salaries and wages                                                   391            292
             Other accrued expenses                                                     1,052            834
                                                                                     --------       --------
                          Total current liabilities                                     7,055          3,374

Long term liabilities:
             Long term debt                                                             8,650           --
             Deferred income tax                                                        2,154          1,638
                                                                                     --------       --------
                          Total long term liabilities                                  10,804          1,638

Shareholders' equity:
             Preferred stock, par value $0.01; 2,750 shares authorized;
                          none issued and outstanding                                     --            --
             Common stock, $0.005 par value; 14,500 shares authorized;
                          shares issued and outstanding 12,989 at June 28, 1998
                          and 12,523 at June 30, 1997                                      65             62
             Additional paid-in-capital                                                49,676         46,214
             Retained earnings (deficit)                                                5,124         (1,151)
                                                                                     --------       --------
             Total shareholders' equity                                                54,865         45,125
                                                                                     --------       --------
             Total liabilities and shareholders' equity                              $ 72,724       $ 50,137
                                                                                     ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in 000's except per share amounts)

                                                                                     June 28,   June 30,    June 30,
                                                                                       1998       1997        1996
                                                                                    --------    --------    --------
Revenue:
              Product revenue, net                                                  $ 34,891    $ 19,823    $  9,689
              Contract revenue, net                                                    7,640       6,535       3,945
              License fee income                                                        --         2,615       1,423
                                                                                    --------    --------    --------
                    Total revenue                                                     42,531      28,973      15,057


Cost of revenue:
              Product revenue, net                                                    21,727      13,388       8,411
              Contract revenue, net                                                    6,252       5,707       3,078
                                                                                    --------    --------    --------
                    Total cost of revenue                                             27,979      19,095      11,489

Gross margin                                                                          14,552       9,878       3,568

Operating expenses:
              Research and development                                                 1,774       1,826       1,286
              Sales, general and administrative                                        4,131       4,301       2,917
              Other (income) expense                                                     502         639         (11)
                                                                                    --------    --------    --------

                    Income (loss) from operations                                      8,145       3,112        (624)

Interest income, net                                                                     730         607         867
                                                                                    --------    --------    --------

                    Income before income taxes                                         8,875       3,719         243

Income tax expense                                                                     2,600         177        --
                                                                                    --------    --------    --------

                    Net income                                                      $  6,275    $  3,542    $    243
                                                                                    ========    ========    ========

                    Basic earnings per common share                                 $   0.49    $   0.28    $   0.02
                                                                                    ========    ========    ========

                    Diluted earnings per common share                               $   0.47    $   0.27    $   0.02
                                                                                    ========    ========    ========

                    Weighted Average Shares Outstanding                               13,493      13,126      12,615
                                                                                    ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (in 000's)

                                                                                     June 28,       June 30,       June 30,
                                                                                       1998           1997           1996
                                                                                     --------       --------       --------
Operating activities:
              Net income                                                             $  6,275       $  3,542       $    243
              Adjustments to reconcile net income to net cash
                           provided by operating activities:
              Depreciation and amortization                                             4,217          3,356          1,765
              Loss (gain) on disposal of property & equipment                             719            631             (8)
              Loss on write off of patents                                                 17            141           --
              Amortization of patent rights                                               102            108            126
              Amortization & write off of goodwill                                         86             41             41
              Purchase of marketable trading securities                                (1,500)          --             --
              Proceeds from sale of marketable trading securities                         421           --             --
              Loss on marketable trading securities                                        32           --             --
              Deferred income taxes                                                       394           (192)          --
              Tax benefits associated with stock options                                1,791             96           --
              Changes in assets & liabilities:
                           Accounts receivable                                         (2,398)          (891)        (3,258)
                           Inventories                                                  1,406           (723)        (1,549)
                           Deferred cost on research contracts                           --             --               81
                           Prepaid expenses & other assets                               (882)          (262)            49
                           Accounts payable, trade                                      1,092           (226)           714
                           Accrued expenses                                               320            476            160
                                                                                     --------       --------       --------
                           Net cash provided by (used in) operating activities         12,092          6,097         (1,636)
                                                                                     --------       --------       --------

Investing activities:
              Maturity of investment securities                                          --            1,787          2,124
              Purchase of property & equipment                                        (15,287)        (8,115)       (14,740)
              Proceeds from sale of assets                                                463             13             52
              Purchase of patent rights                                                  (377)          (310)          (310)
                                                                                     --------       --------       --------
                           Net cash used in investing activities                      (15,201)        (6,625)       (12,874)
                                                                                     --------       --------       --------

Financing activities:
              Proceeds from issuance of long-term debt                                  8,667           --             --
              Net proceeds from issuance of common stock                                2,936            926         20,924
              Repurchase of common stock                                               (1,262)          (112)          --
                                                                                     --------       --------       --------
                           Net cash provided by financing activities                   10,341            814         20,924
                                                                                     --------       --------       --------

Net increase in cash and cash equivalents                                            $  7,232       $    286       $  6,414
Cash and cash equivalents:
              Beginning of year                                                        10,448         10,162          3,748
                                                                                     --------       --------       --------
              End of year                                                            $ 17,680       $ 10,448       $ 10,162
                                                                                     ========       ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (in 000's)
                                   (Continued)

                                                                               Years Ended
                                                                   -------------------------------------
                                                                      June 28,    June 30,      June 30,
                                                                       1998         1997          1996
                                                                   -------------------------------------

Supplemental disclosure of cash flow information:
     Cash paid for interest, net of amounts capitalized                 $ 74       $   -          $ 5
                                                                   =====================================

     Cash paid for income taxes                                        $ 336       $ 300          $ -
                                                                   =====================================

The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              YEARS ENDING JUNE 28, 1998 AND JUNE 30, 1997 AND 1996
                                   (IN 000'S)

                                                  Common      Additional                                                 Total
                                                  Stock        Paid-in      Retained       Unearned     Treasury      Shareholders'
                                                Par Value      Capital      Earnings     Compensation    Stock           Equity
                                                ---------      -------      --------     ------------   --------      -------------
 Balance at June 30, 1995                       $     52      $ 24,427      $ (4,936)     $     (2)     $    (38)     $ 19,503
Common stock options exercised
     for cash, 122 shares                              1           412                                                     413
Common stock warrants exercised
     for cash, 665 shares                              3         2,916                                                   2,919
Compensation expense for
     common stock options                                                                        2                           2
Proceeds from sale of 1,079
     shares of common stock and
     300 common stock warrants,
     net of issuance costs of $625                     5        17,587                                                  17,592
Net income                                                                       243                                       243
                                                --------      --------      --------      --------      --------      --------
Balance at June 30, 1996                              61        45,342        (4,693)         --             (38)       40,672

Common stock options exercised
     for cash, 52 shares                                           160                                                     160
Common stock warrants exercised
     for cash, 203 shares                              1           766                                                     767
Purchase of common stock for the
     treasury, 10 shares                                                                                    (112)         (112)
Retirement of 20 treasury shares                                  (150)                                      150          --
Income tax benefits from stock
     option exercises                                               96                                                      96
Net income                                                                     3,542                                     3,542
                                                --------      --------      --------      --------      --------      --------
Balance at June 30, 1997                              62        46,214        (1,151)         --            --          45,125

Common stock options exercised
     for cash, 217 shares                              1         1,693                                                   1,694
Common stock warrants exercised
     for cash, 331 shares                              2         1,240                                                   1,242
Purchase of common stock for the
     treasury, 82 shares                                                                                  (1,262)       (1,262)
Retirement of 82 treasury shares                                (1,262)                                    1,262          --
Income tax benefits from stock
     option exercises                                            1,791                                                   1,791
Net income                                                                     6,275                                     6,275
                                                --------      --------      --------      --------      --------      --------
Balance at June 28, 1998                        $     65      $ 49,676      $  5,124      $   --        $   --        $ 54,865
                                                ========      ========      ========      ========      ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                               CREE RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF BUSINESS

         Cree Research, Inc. ("the Company" or "Cree"), a North Carolina corporation, develops, manufactures, and markets silicon carbide-based semiconductor devices. Revenues are primarily derived from the sale of blue light emitting diodes ("LEDs"), silicon carbide ("SiC") based materials and full-color LED based electronic displays and modules. The Company markets its blue LED chip products principally to customers who incorporate them into packaged lamps for resale to original equipment manufacturers. The Company also sells SiC material products to corporate, government, and university research laboratories. In addition, the Company is engaged in a variety of research programs related to the advancement of SiC process technology and the development of electronic devices that take advantage of SiC's unique physical and electronic properties. These research projects are primarily funded by Federal government agencies and departments. The Company recovers the costs of a majority of its research and development efforts from revenues on these contracts with agencies of the Federal government.


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of Cree Research, Inc., and its wholly-owned subsidiaries, Real Color Displays, Inc. ("RCD"), Cree Research FSC, Inc. and Cree Technologies, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Change in Fiscal Year

         On September 24, 1997, the Board of Directors of Cree Research, Inc. changed the Company's fiscal year from the twelve months ending June 30, to a 52 or 53 week year ending on the last Sunday in the month of June. Accordingly, all quarterly reporting reflected a 13 week period in fiscal 1998, except that the period ended September 28, 1997, which commenced July 1, 1997, reflected the results of twelve weeks and five days. The Company's 1998 fiscal year extended for the period from July 1, 1997 to June 28, 1998.

Estimates

         The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at June 28, 1998 and June 30, 1997, and the reported amounts of revenues and expenses during the years ended June 28, 1998 and June 30, 1997 and 1996. Actual amounts could differ from those estimates.

Revenue Recognition

         The Company recognizes product revenue at the time of shipment or in accordance with the terms of the relevant contract. Revenue from government contracts is recorded on the percentage-of-completion method as expenses per contract are incurred. License fee income is recognized when the transfer of licensed technology is completed.

         Contract revenue represents reimbursement by various U.S. Government entities to aid in the furthering of the development of the Company's technology by supplementing the Company's research and development efforts. Any resulting technology obtained by the Company through these efforts remain the property of the Company after the completion of the contract, subject to certain license rights obtained by the government. Contract revenue includes funding of direct research and development costs and a portion of the Company's general and administrative expenses and other operating expenses for contracts under which funding is expected to exceed direct costs over the life of the contract. The specific reimbursement provisions of the contracts, including the portion of the Company's general and administrative expenses and other operating expenses that are reimbursed, vary by contract. Such reimbursements are recorded as contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract (i.e., certain cost share arrangements), the Company reports direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

         In September 1996, the Company entered into a license and supply agreement with Shin-Etsu Handotai Co. LTD. ("Shin-Etsu") and other parties to use certain LED fabrication technology and has agreed to supply silicon carbide wafers required to manufacture the licensed product. The license agreement provides for payment of a license fee and royalties based on a percentage of sales of products made using the licensed technology. The license fee was payable in installments which totaled $2,700,000. As of June 28, 1998, all license fees have been received. The Company also has recorded a short-term accrued expense of $186,000 payable in the first quarter of fiscal 1999 to the third party that brokered the license agreement. Substantially all of the Company's obligations to transfer the licensed technology were performed during fiscal 1997, and the net present value of the license fee payments and commission were recognized. In October 1995, the Company also entered into an agreement to license its technology for the joint development and manufacture of LEDs using Cree's technology to Siemens A.G. License fees are payable in installments totaling $1,500,000. As of June 28, 1998, all fees have been received. The Company's obligation to transfer the licensed technology was substantially completed during fiscal 1996, and the net present value of the license fee payments was recorded as revenue at that time.

Cash and Cash Equivalents

         Cash and cash equivalents consist of unrestricted cash accounts and highly liquid investments with an original maturity of three months or less when purchased.

Marketable Securities

         Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities". This statement requires certain securities to be classified into three categories:

         (a) Securities Held-to-Maturity- Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.
         (b) Trading Securities- Debt and equity securities that are bought and held principally for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.
         (c) Securities Available-for-Sale- Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity.

         The Company's short-term investments are comprised of equity securities that are classified as trading securities, which are carried at their fair value based upon quoted market prices of those investments at June 28, 1998, with net realized and unrealized gains and losses included in net earnings.

         As of June 28, 1998, short-term investments consist of common stock holdings in C3, Inc. ("C3"), a portion of which were purchased in November 1997. The Company's president has, through a binding agreement, promised to indemnify the Company for losses of up to $300,000, plus the lesser of $100,000 or the net difference between the per share selling price and $9.375 per share for all shares of C3 common stock sold by Cree. This indemnity covers losses that may result from the sale of shares purchased in November 1997 below the purchase price paid, offset by gains realized on shares acquired directly from C3 in January 1997 (see below). Payment of this obligation is due within ten days after receipt by the president of the Company's written demand made pursuant to a vote of the majority of the members of the Board of Directors. At June 28, 1998, the Company had recorded a $390,000 receivable from the president (included in net accounts receivable) based upon this agreement for the net realized and unrealized losses on this investment. Realized losses on shares of C3 stock sold by the Company during fiscal 1998 totaled $254,000, and unrealized losses offset by the unrealized gain on shares acquired from C3 directly (see below) were $168,000 at June 28, 1998. Approximately $32,000 of losses on the investment in C3 stock is included in other income (expense) for fiscal 1998.

         In addition to the shares of C3 purchased in November 1997, the Company acquired 24,601 shares of C3 common stock in January 1997. These shares were issued pursuant to an option C3 granted to the Company in 1995. The option gave the Company the right to acquire, for an aggregate consideration of $500, one percent of the outstanding common stock of C3. C3 retained the right to waive the consideration and issue the stock at any time, which it elected to do in January 1997. The shares issued pursuant to the option are restricted securities within the meaning of Rule 144 under the Securities Act of 1933, which permits the sale of such securities without registration if certain conditions are met. The shares first became eligible for sale under Rule 144 in the third quarter of fiscal 1998.

Inventories

         Inventories are stated at the lower of cost or market, with cost being determined under the first-in, first-out (FIFO) method. Inventories consists of the following:

                                                    June 28,           June 30,
                                                      1998               1997
                                                 ---------------    ------------
         Raw materials                           $    999,000       $  1,559,000
         Work-in-progress                             752,000          1,374,000
         Finished goods                               792,000          1,016,000
                                                 ---------------    ------------
                                                 $  2,543,000       $  3,949,000
                                                 ===============    ============


Property and Equipment

         Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to 20 years. Leasehold improvements are amortized over the life of the related lease. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in operations.

         During the first quarter of fiscal 1996, the Company changed its previous estimate on the useful lives of some of its manufacturing equipment from five to nine years. The change in estimate was based on the Company's experience with similar fixed assets. The net adjustment increased net income approximately $280,000, or $0.02 per share, for fiscal 1996.

         The Company has entered into an agreement with C3 to sell crystal growth equipment manufactured by the Company to C3 at cost plus a reasonable overhead allocation. As a result of this transaction, the Company has recognized the overhead allocation as "other operating income".

         In November 1997, the Company purchased real property consisting of approximately 30 acres of land with a production facility of approximately 162,000 square feet and a total of approximately 35,000 square feet of service and warehouse buildings. This property is located in Durham, North Carolina, in the vicinity of the Research Triangle Park. The purchase price of the land and buildings was $3,000,000. The Company moved most of its sales and administrative personnel to this facility in January 1998. The Company anticipates it will relocate several other operations to this facility over the next few quarters. All areas, with the exception of certain crystal growth and wafer fabrication assets, are expected to relocate during fiscal 1999.

         The Company assesses the realizability of the carrying value of its investment in property and equipment whenever events or changes in circumstance indicate that an impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for Impairment of Long Lived Assets and Assets to be Disposed of". As of June 28, 1998, the Company has not recorded any impairment in the carrying value of its property and equipment.

Patent and License Rights

         Patent rights reflect costs incurred to enhance and maintain the Company's intellectual property position. License rights reflect costs incurred to use the intellectual property of others. Both are amortized on a straight line basis. During fiscal 1997, the Company changed its previous estimate of the useful lives of patents from 17 years beginning at the date of patent issue to 20 years from the date of patent application to conform to a legislative amendment made to the U.S. patent laws which became effective in June 1995. This change in estimate had no material impact to net income or earnings per share, since the average period of time between patent application and issue is generally about three years. Amortization expense was $102,000, $108,000 and $126,000, for the years ended June 28, 1998 and June 30, 1997 and 1996, respectively. Total accumulated amortization for patents was approximately $560,000 and $460,000 at June 28, 1998 and June 30, 1997, respectively.

Goodwill

         Goodwill represented the amount by which the costs to acquire the net assets of the Real Color Displays subsidiary exceeded their related fair value at acquisition. Based on a review of undiscounted cash flows of the subsidiary anticipated over the remaining amortization period, the Company determined that goodwill had been impaired. As a result, the Company wrote off the remaining $66,000 carrying value of such goodwill in the second quarter of fiscal 1998. As required by generally accepted accounting principles, this charge was included in the results of operations.

Research and Development Policy

         The Company partners with the Federal government in many of its current research and development efforts. By entering into contracts, the Company has most of its research and product development costs funded by the U.S. government. The contract funding may be based on a cost-plus or a cost-share arrangement. Pursuant to each contract, the amount of funding is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and a cost of capital expense. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs are divided between the U.S. government and the Company based on the terms of the contract. The government's cost share is then funded to the Company. Activities performed under both of these arrangements include research regarding silicon carbide and gallium nitride materials. The contracts typically require the submission of a written report that documents the results of such research.

         Funding on contracts under which the Company anticipates that funding will exceed direct costs over the life of the contract is recorded as contract revenue and related costs are reported as a cost of contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, direct costs are shown as research and development expenses and related funding as an offset of those expenses. The following table details information about contracts for which direct expenses exceed funding by period as reflected in the statements of operations:

                                                  Year ended (in 000's)
                                          June 28,        June 30,      June 30,
                                            1998            1997          1996
                                          --------        --------      --------
Net research and development costs        $  276          $  671        $  368
Government funding                           601           2,186         1,918
                                          ------          ------        ------

Total direct costs incurred               $  877          $2,857        $2,286
                                          ======          ======        ======

         As of June 28, 1998, all funding under contracts where the Company anticipates that direct costs will exceed amounts to be funded has been exhausted. Therefore, the Company anticipates that all future funding under existing contracts will be reflected as contract revenue while direct costs will be reported as contract cost of revenue.

Interest Capitalization

         During the year ended June 28, 1998, the Company capitalized interest on funds used to construct property, plant and equipment in connection with the newly acquired facility. Interest capitalized during fiscal 1998 was $128,000.

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

         The Company sells its products to manufacturers and researchers worldwide and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses, in the aggregate, have generally been within management's expectations. The Company presently derives primarily all of its contract revenues from contracts with the U.S. Department of Defense. Approximately 18% and 33%, respectively, of the Company's accounts receivable balance at June 28, 1998 and June 30, 1997 was due from the Department of Defense. In addition, the Company had amounts due from Siemens totaling 37% and

19%, of accounts receivable balances at June 28, 1998 and June 30, 1997, respectively, and amounts due from C3 totaling 23% and 1%, of accounts receivable balances at June 28, 1998 and June 30, 1997, respectively.

         The Company has derived its product revenue from sales primarily in the United States, the Far East, and Europe as follows:

                                                  Year Ended
                                             1998     1997      1996
                                             ----     ----      ----
         United States ...................    26%      21%       31%
         Far East ........................    15%      33%       27%
         Europe ..........................    58%      44%       38%
         Other ...........................     1%       2%        4%


         One customer accounted for 51% and 46% of product revenue for fiscal 1998 and 1997, respectively. Another customer accounted for 13% and 2% of product revenue for fiscal 1998 and 1997, respectively. In addition, two customers accounted for 32% of product revenue in fiscal 1996. The Department of Defense accounted for 93%, 99% and 97% of contract revenues during fiscal 1998, 1997, and 1996, respectively.

         The Company depends on single or limited source suppliers for a number of raw materials and components used in its SiC wafer products and LEDs. Any interruption in the supply of these key materials or components could have a significant adverse effect on the Company's operations.

Per Share Data

         Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

         Incremental shares of 631,000, 670,000 and 789,000 in 1998, 1997 and
1996, respectively, were used in the calculation of diluted earnings per common share.

Accounting for Stock Based Compensation

         In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, no compensation is recorded for stock options or other stock-based awards that are granted to employees with an exercise price equal to or above the common stock price on the grant date. Compensation related to performance share grants is recognized from the grant date until the performance conditions are satisfied, based on the market price of the Company's common stock.

         In October, 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 ("FAS 123"), "Accounting for Stock Based Compensation." This Statement establishes fair value as the measurement basis for equity instruments issued in exchange for goods or services and stock-based compensation plans. Fair value may be measured using quoted market prices, option-pricing models or other reasonable estimation methods. FAS 123 permits the Company to choose between adoption of the fair value based method or disclosing pro forma net income information. The Statement is effective for transactions entered into after December 31, 1995. The Company will continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, as amended, and provide only the pro forma disclosures required by FAS 123.



3.        ACCOUNTS RECEIVABLE

The following is a summary of accounts receivable:

                                           June 28, 1998        June 30, 1997
                                           -------------        -------------
Trade receivables                            $ 8,971,000         $ 5,210,000
Other short term receivables                   1,659,000           2,700,000
                                             -----------         -----------
                                              10,630,000           7,910,000
Allowance for doubtful accounts                  151,000             216,000
                                             -----------         -----------
Current receivables                           10,479,000           7,694,000

Long term receivables                             56,000              54,000
                                             -----------         -----------
Total accounts receivable                    $10,535,000         $ 7,748,000
                                             ===========         ===========


The following table summarizes the changes in the Company's allowance for doubtful accounts for the years ended June 28, 1998, June 30, 1997 and 1996:

Allowance for Doubtful Accounts:
(dollars in thousands)

             Balance At        Charges To          Deductions        Balance At
Years        Beginning          Cost and           (Write-offs         End of
Ended        of Period          Expenses       Charged To Reserve)     Period
-----        ---------          --------       -------------------     ------
1998         $   216                50                (115)            $  151
1997         $    50               190                 (24)            $  216
1996         $    22               203                (175)            $   50


4.          PROPERTY AND EQUIPMENT

         The following is a summary of property and equipment:

                                          June 28, 1998     June 30, 1997
                                          ------------      -------------
Office equipment and furnishings.......    $1,372,000           $909,000
Land and buildings ....................     3,501,000                  -
Machinery and equipment................    28,136,000         22,312,000
Construction in progress...............     9,074,000          2,669,000
Leasehold improvements.................     4,697,000          5,420,000
                                          ------------      -------------
                                           46,780,000         31,310,000
Accumulated depreciation and
  amortization.........................   (10,304,000)        (6,977,000)
                                          ------------      -------------
                                          $36,476,000        $24,333,000
                                          ============      =============


         Depreciation and amortization of property and equipment totaled $4,217,000, $3,356,000 and $1,765,000 for the year ended June 28, 1998, June 30,
1997 and June 30, 1996, respectively.

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

         The Company's Amended and Restated Equity Compensation Plan has authorized the grant of options for up to 2,540,000 shares of the Company's common stock. All options granted have 10 year terms and vest and become fully exercisable within 5 years. The Company had granted 96,000 options with a 10 year term for shares of the Company's common stock under the Stock Option Plan for Non-Employee Directors (Directors Formula Plan). This Plan was terminated in November 1997 and all 96,000 options granted under this plan are now fully vested. The Company's current stock plans provide for grants of options with exercise prices equal to or exceeding fair market value on the date of grant.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with weighted average risk free rates of interest of 5.6% and 6.7%, for the years ended June 28, 1998 and June 30, 1997, respectively. The volatility factor of the expected market price of the Company's common stock is .748 and the weighted-average expected life of the options was 7 years for executives and directors and 5 years for other employees.

         For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                   YEARS ENDED
                                      -----------------------------------------
                                      JUNE 28,       JUNE 30,         JUNE 30,
                                        1998           1997             1996
                                      ----------     ----------       ---------

Net income, as reported               $ 6,275,000    $ 3,542,000      $243,000

Pro forma net income, as adjusted
    for FAS 123                         4,405,000      1,418,000       243,000

Pro forma earnings per share:
          Basic                            $ 0.34         $ 0.11        $ 0.02
          If Diluted                       $ 0.33         $ 0.11        $ 0.02

The following table details the number of stock options outstanding and their related exercise prices as of June 28:


          Number of Options Outstanding As Of June 28, 1998
          -------------------------------------------------

          Exercise     Number of        Weighted-Average
           Price       Options          Contractual Life
          --------     ---------        ---------------
              $ 0.42      5,497            2 years
              $ 3.13      8,000            6 years
              $ 3.63    250,200            5 years
              $ 3.75     13,317            3 years
              $ 4.00     78,700            6 years
              $ 4.38      6,000            6 years
              $ 6.82      6,700            5 years
              $ 7.38      6,000            6 years
              $ 9.38     26,600            9 years
             $ 10.25     14,500            9 years
             $ 11.19     16,800            8 years
             $ 12.98    409,100            9 years
             $ 14.38    203,400            7 years
             $ 15.75     48,000            8 years
             $ 16.38     43,500            10 years
             $ 17.75     19,000            10 years
             $ 18.75     40,000            9 years
             $ 19.38     10,000            10 years
                       ---------
                       1,205,314
                       =========


                                                      Total Option Activity
                             -------------------------------------------------------------------
                                  June 28, 1998          June 30, 1997           June 30, 1996
                                          Weighted                Weighted              Weighted
                             Options        Average   Options     Average   Options     Average
                             (in 000's)    Price      (in 000's)   Price    (in 000's)   Price
                             --------    -------      ------------------    --------------------

Outstanding-beginning of year    927        $ 4.76      632         $ 4.39     769          $ 4.23
Granted                          542        $13.98      381        $ 13.56       -          $ -
Exercised                        217        $ 7.80       52         $ 3.08     122          $ 3.39
Forfeited                         47        $ 8.67       34         $ 8.05      15          $ 4.36
                             --------                 ------                -------
Outstanding-end of year         1205        $10.19      927         $ 4.76     632          $ 4.39

Exercisable at end of year       599        $ 8.40      702         $ 7.44     439          $ 3.78

         During fiscal year 1992, the Company issued stock warrants to purchasers of Class B Non-Voting preferred stock, Series C. The warrants entitled the holders to purchase 607,320 shares of common stock at $3.75 per share. In September 1992, the Company issued stock warrants to additional purchasers of Class B Non-Voting preferred stock, Series C. The warrants entitled the holders to purchase 363,644 shares of common stock at $4.13 per share. Warrants to purchase 331,326, 202,996 and 425,642 shares of common stock were exercised during the years ended June 28, 1998, June 30, 1997 and 1996, respectively. All remaining warrants expired effective February 8, 1998.

         In connection with the Company's September 1995 private placement, the Company issued an additional 300,000 warrants, which have an exercise price of $27.23 and expire September 2000. As of June 28, 1998, all of these warrants remain outstanding and represent the only warrants outstanding.


7.       COMMITMENTS

         The Company currently leases three facilities under four separate lease agreements. These facilities are comprised of both office and manufacturing space. The first facility has a remaining lease period of approximately three and one half years for a multi-suite block. Effective May 1, 1998, the Company has notified the lessor of its intention to exercise a right to terminate for all suites with the exception of the base suite. This right to terminate will be effective May 1, 1999. Also associated with this facility is a sublease agreement entered into in fiscal 1996 to lease an adjacent 1,900 square feet. That sublease expires in October 1998 and will not be renewed. The lease term for the second facility began in September 1995. This facility has a remaining lease period of approximately two years with two options to renew for a total of four additional years. All of these agreements provide for rental adjustments for increases in property taxes, the consumer price index and general property maintenance.

         Rent expense associated with these leases totaled $522,000, $549,000 and $388,000 for the years ended June 28, 1998, and June 30, 1997 and 1996, respectively. Future minimum rentals as of June 28, 1998 under these leases are as follows:

                                                 Minimal Rental
                                 Year Ended          Amount
                                 ----------       -----------
                                    1999          $   389,000
                                    2000              334,000
                                    2001              284,000
                                    2002              138,000
                               Total              $ 1,145,000

8.    LONG-TERM DEBT

         In November 1997, the Company entered into a term loan from a commercial bank for up to $10,000,000 to finance the purchase and upfit of the new main facility in Durham, North Carolina. Approximately $2,950,000 was disbursed under the loan to finance the initial purchase of the facility with the remaining proceeds expected to be disbursed on a monthly basis based on actual expenditures incurred. Draws under the loan agreement may be made during the eighteen month period ending in May 1999. The loan, which is collateralized by the purchased property and subsequent upfits, accrues interest at a fixed rate of 8% and carries customary covenants, including the maintenance of a minimum tangible net worth and other requirements. Accrued interest is due monthly through May 1999, at which time the outstanding principal balance will be amortized over twenty years until 2011, when the loan balance becomes due. At June 28, 1998, short term and long term borrowings associated with this loan were $17,000 and $8,650,000, respectively, leaving $1,333,000 unused and available.


         The aggregate maturities for long-term debt for the five years after June 28, 1998 are :


                                              Amount
                  Year Ended                    Due
                  ----------               ------------
                       1999                $    17,000
                       2000                    213,000
                       2001                    230,000
                       2002                    250,000
                       2003                    270,000
                  Thereafter                 7,687,000
                                           ------------
                  Total                    $ 8,667,000
                                           ============

9. INCOME TAXES

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

         The actual income tax expense attributable to earnings for the years ended June 28, 1998, and June 30, 1997 and 1996 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to pretax earnings as a result of the following:

                                                                 1998             1997           1996
                                                             -------------    -----------     ----------
Federal income tax provision at statutory
 rate (34%)                                                  $  3,018,000     $ 1,265,000     $  83,000
State tax provision                                               166,000         193,000        36,000
Increase (decrease) in income tax expense
  resulting from:
     Foreign sales corporation                                   (214,000)             -              -
     Increase (decrease) in valuation allowance                  (358,000)     (1,279,000)     (106,000)
     Other                                                        (12,000)         (2,000)      (13,000)
                                                             -------------    -----------     ----------
Income tax expense                                           $  2,600,000      $  177,000      $     -
                                                             =============    ===========     ==========

The following are the components of the provision for income taxes for the years ended June 28, 1998 and June 30, 1997:


                                   1998               1997
                                 ----------         ---------
Current:
      Federal                   $  699,000          $ 54,000
      Foreign Tax Withholding       50,000           220,000
      State                        269,000            95,000
                                 ----------         ---------
                                 1,018,000           369,000

Deferred:
      Federal                    1,582,000          (442,000)
      State                              -           250,000
                                 ----------         ---------
                                 1,582,000          (192,000)

                                 ----------         ---------
      Net Provision            $ 2,600,000          $177,000
                                 ==========         =========


There is no tax provision for fiscal 1996.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                       June 28,       June 30,
                                                         1998           1997
                                                       ----------    ----------
Deferred tax assets:
Net operating loss carryforwards                     $ 1,304,000    $ 2,413,000
Research tax credits                                     169,000        157,000
Compensation                                              62,000        115,000
Inventory                                                120,000        199,000
Bad debt                                                  56,000         84,000
Goodwill                                                    --           31,000
Alternative minimum tax                                  261,000         64,000
Foreign tax credit                                       270,000        220,000
Other                                                       --           10,000
                                                     -----------    -----------
Total gross deferred tax assets                        2,242,000      3,293,000
Less valuation allowance                                (290,000)    (1,463,000)
                                                     -----------    -----------
Net deferred tax asset                                 1,952,000      1,830,000

Deferred tax liabilities:
Property and equipment, due
  to depreciation                                      2,154,000      1,638,000
                                                     -----------    -----------
Gross deferred tax liabilities                         2,154,000      1,638,000

                                                     -----------    -----------
Net deferred tax asset (liability)                    $ (202,000)   $   192,000
                                                     ===========    ===========

         The net change in the total valuation allowance for the years ended June 28, 1998 and June 30, 1997 was $1,173,000 and $1,201,000, respectively.
Included in the valuation allowance is $0 and $815,000, respectively, for 1998 and 1997 to offset net operating losses ("NOL") generated by the exercise of stock options. The reduction in the valuation allowance does not impact the 1998 tax provision as such taxes are reflected in additional paid in capital. The primary reason for the reduction in the valuation allowance in 1998 and 1997 was the greater likelihood of the utilization of future tax benefits from net operating loss carryforwards. Realization of deferred tax assets associated with the NOL carryforwards is dependent upon the Company generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of the state NOL carryforwards may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings. However, the net deferred tax assets could be reduced in the future if management's estimates of taxable income during the carryforward period are significantly reduced.

         As of June 28, 1998, the Company has net operating loss carryforwards for Federal purposes of $3,493,000 and $2,346,000 for state purposes. The carryforward expiration period is 2011 to 2013 for Federal tax purposes and from 2000 to 2003 for state purposes.

10.      ACQUISITION

         In August 1994, the Company formed a North Carolina wholly-owned subsidiary, RCD, to develop and market full color LED displays. Subsequently, RCD acquired the net assets of Color Cells International, Ltd., a Hong-Kong based company in this line of business, for cash consideration of $215,000 and assumption of $152,000 of liabilities. The terms of the acquisition called for an "Earn-Out Payment" based on calculated net profits, payable half in cash and half in Cree common stock. Earn-Out Payments were subject to certain limitations concerning the timing (calculation based on certain eligible shipments through September 1997) and amount (maximum payments of $1.8 million) of any such payments. As of the end of the earn-out period in September 1997, no amounts had been earned or paid under this agreement.


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

         The Company may, at its discretion, make contributions to the Plan. However, the Company did not make any contributions to the Plan during the years ended June 28, 1998, June 30, 1997 or 1996.


12.  CONTINGENCIES

         The consolidated securities class action lawsuits previously pending against the Company and certain of its directors and officers in the U.S. District Court for the Middle District of North Carolina were dismissed with prejudice on November 28, 1997. The dismissal was pursuant to a stipulation of the named parties entered after the court granted the defendant's motions to dismiss the consolidated complaint for failure to state a claim. No payments were made to the plaintiffs to obtain the dismissal. By stipulating to the dismissal with prejudice, the plaintiffs waived any right to re-file the action or to appeal the court's order of dismissal.


13.  EARNINGS PER SHARE

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

         The following computation reconciles the differences between the basic and diluted presentations:

                                                             Year Ended
                                                -------------------------------------
                                                 June 28,     June 30,     June 30,
                                                    1998         1997         1996
                                                -----------   -----------  ----------
Basic:
Net income                                      $ 6,275,000   $ 3,542,000   $ 243,000
                                                ===========   ===========  ==========

Weighted average common shares                  12,862,917     12,455,494  11,825,857
                                                ===========   ===========  ==========

Basic income per common share                       $ 0.49         $ 0.28      $ 0.02
                                                ===========   ===========  ==========

Diluted:
Net income                                      $ 6,275,000   $ 3,542,000   $ 243,000
                                                ===========   ===========  ==========

Weighted average shares:
Common shares outstanding                        12,862,917    12,455,494  11,825,857

Dilutive effect of stock options & warrants         630,533       670,048     789,107
                                                -----------   -----------  ----------

Total shares and common share equivalents        13,493,450    13,125,542  12,614,964
                                                ===========   ===========  ==========

Diluted income per common share                      $ 0.47        $ 0.27      $ 0.02
                                                ===========   ===========  ==========

14. NEW ACCOUNTING PRONOUNCEMENTS

         The Company will adopt Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") for the year ended June 27, 1999. SFAS No. 130 requires the Company to display an amount representing total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 130. The application of the new pronouncement is not expected to have a material impact on the Company's financial statements.
         The Company will adopt Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") for the year ended June 27, 1999. SFAS No. 131 requires the Company to report selected information about operating segments in its financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The application of the new pronouncement is not expected to have a material impact on the Company's disclosures.


Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.




                                    PART III

Item 10. Directors and Executive Officers

Item 11.   Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Item 13.   Certain Relationships and Related Transactions

The information called for in items 10 through 13 is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1998.


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

(a) (3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit
No.                                         Description

3.1                 Articles of Incorporation, as amended to date

3.2                 Bylaws, as amended to date

10.1 Amended and Restated Equity Compensation Plan of the Company, as amended to date

10.2 Lease Agreements for Meridian Parkway facility dated February 10, 1988, as amended from time to time through August 25, 1992(1)

10.3 Amendments to Lease Agreements for the Meridian Parkway facility dated April 12, 1993 and June 15, 1993(2)

10.3 License Agreement between the Company and North Carolina State University dated December 3, 1987(1)

10.4 Amendment to License Agreement between the Company and North Carolina State University dated September 11, 1989(1)

10.5 Agreement between General Instrument Corporation and the Company dated June 24, 1988(1)

10.6 Letter Agreement with General Instrument Corporation dated February 21, 1992, superseding agreement dated June 24, 1988(1)

10.7                Contract between the Company and Siemens A.G. dated
                    October 24, 1995(3)

10.8                Purchase Agreement between the Company and Siemens A.G.
                    dated September 11, 1996 (4)

10.9 License and Technology Transfer Agreement between the Company and Shin- Etsu Handotai Co. Ltd dated September 30, 1996 (5)

10.10 Supply Agreement between the Company and Shin-Etsu HandotaiCo. Ltd, dated September 30, 1996 (5)

10.11 First Amendment to Purchase Agreement between the Company and Siemens A.G. dated April 22, 1997 (6)

10.12 Second Amendment to Purchase Agreement between the Company and Siemens A.G. dated December 9, 1997 (7)

10.13               Agreement between the Company and F. Neal Hunter dated
                    December 28, 1997.

10.14 Amended and Restated Indemnity Agreement between the Company and F. Neal Hunter dated June 26, 1998.

11.00               Computation of Per Share Earnings

21.00               Subsidiaries of Registrant

23.00               Consent of Independent Accountants

27.00               Financial Data Schedule (for SEC use only)
(1)Incorporated by reference herein. Filed as an exhibit to the Company's Registration Statement filed on Form SB-2 and declared effective by the Securities and Exchange Commission on February 8, 1993 and bearing Registration #33-55998.

(2)Incorporated by reference herein. Filed as an exhibit to the Company's annual report filed on Form 10-KSB with the Securities and Exchange Commission on August 1, 1993.

(3)Incorporated by reference herein. Filed as an exhibit to the Company's Registration Statement filed on Form S-3 (No. 33-98728) declared effective by the Securities and Exchange Commission on December 27, 1995. Confidential treatment of portions of this was granted by the Securities and Exchange Commission pursuant to Rule 24 b-2 by order dated December 29, 1995.

(4)Incorporated by reference herein. Filed as an exhibit to the Company's quarterly report filed on Form 10K with the Securities and Exchange Commission on September 30, 1996. Confidential treatment of portions of this document was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 by order dated November 21, 1996.

(5)Incorporated by reference herein. Filed as an exhibit to the Company's quarterly report filed on Form 10Q with the Securities and Exchange Commission on November 14, 1996. Confidential treatment of portions of this document was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 by order dated February 3, 1997.

(6)Incorporated by reference herein. Filed as an exhibit to the Company's quarterly report filed on Form 10Q with the Securities and Exchange Commission on May 2, 1997. Confidential treatment of portions of this document was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 by order dated June 26, 1997.

(7)Incorporated by reference herein. Filed as an exhibit to the Company's quarterly report filed on Form 10Q with the Securities and Exchange Commission on January 30, 1998. Confidential treatment of portions of this document was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 by letter dated February 12, 1998.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report. None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CREE RESEARCH, INC.

                                       By: s/ F. Neal Hunter
                                           -------------------------------------
                                           F. Neal Hunter
Date: August 19, 1998                      President and Chief Executive Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                              Title                   Date
      ---------                              -----                   ----


s/F. Neal Hunter                    Chairman of the Board        August 19, 1998
-------------------------------
F. Neal Hunter


s/Cynthia B. Merrell                Chief Financial Officer      August 19, 1998
-------------------------------
Cynthia B. Merrell


s/Calvin H. Carter, Jr., Ph. D.     Director                     August 19, 1998
-------------------------------
Calvin H. Carter, Jr., Ph.D.


s/James E. Dykes                    Director                     August 19, 1998
-------------------------------
James E. Dykes


s/Michael W. Haley                  Director                     August 19, 1998
-------------------------------
Michael W. Haley


s/Walter L. Robb, Ph.D.             Director                     August 19, 1998
-------------------------------
Walter L. Robb, Ph.D.


s/Dolph W. von Arx                  Director                     August 19, 1998
-------------------------------
Dolph W. von Arx


s/John W. Palmour, Ph.D.            Director                     August 19, 1998
-------------------------------
John W. Palmour, Ph.D