Form 10-K405/A
period 1998-06-28
CREE RESEARCH INC /NC/
filed 1998-10-29
CIK 895419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 3, 1998 are incorporated by reference into Part III.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Quantitative Disclosures:

      The Company maintains an investment in equity securities held for trading purposes, which is carried at fair market value based upon the quoted market price of that investment as of June 28, 1998, with net unrealized gains or losses included in earnings. This investment, which consists of common stock of C3, Inc., is subject to market risk of equity price changes. The fair market value of this investment as of June 28, 1998 was $657,000, which represents 79,602 shares.

      The Company has also entered into a term loan from a commercial bank for up to $10,000,000 to finance the purchase and upfit of the new main facility in Durham, North Carolina. At June 28, 1998, total amounts outstanding under this commitment were $8,667,000. This loan, which is collateralized by the purchased property, accrues interest at a fixed rate of 8%. The following table describes future cash outflows for principal and interest payments maturing over the next five fiscal years:

                             Expected Maturity Date


(dollars in 000's)                                 1999   2000    2001     2002    2003       Thereafter       Total
---------------------------------------------------------------------------------------------------------------------
Long-term Debt, including current portion
Fixed Rate                                         $17    $213     $230    $250     $270         $7,687       $8,667
Average Interest Rate                                8%     8%       8%       8%       8%


      Qualitative Disclosures:

      The investment in C3, Inc common stock is subject to the market risk of equity price changes. While the Company can not predict or manage the future market price for such stock, management continues to evaluate its investment position on an ongoing basis.

      The long term debt, which accrues interest at a fixed rate of 8%, is subject to market risk for interest rates. The 8% fixed rate may no longer approximate current market prices for such instruments, therefore, the required interest payments may exceed those based on the current market rate. The Company has an option to prepay this debt, subject to a 1% prepayment penalty under certain conditions.

                                       SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CREE RESEARCH, INC.

                                    By: s/ F. Neal Hunter
                                        ------------------------------------
                                        F. Neal Hunter
Date: October 29, 1998                  President and Chief Executive Officer