Form 10-Q
period 1998-09-27
CREE RESEARCH INC /NC/
filed 1998-10-30
CIK 895419

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 27, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the registrant's common stock, par value $0.005 per share, as of October 20, 1998 was 12,777,138.

                               CREE RESEARCH, INC.
                                    FORM 10-Q

                    For the Quarter Ended September 27, 1998


                                      INDEX


                                                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Balance Sheets at September 27, 1998 (unaudited) and
       June 28, 1998                                                                     3

       Consolidated Statements of Income for the three months ended September
       27, 1998 and September 28, 1997 (unaudited)                                       4

       Consolidated Statements of Cash Flows for the three months ended
       September 27, 1998 and September 28, 1997 (unaudited)                             5

       Notes to Consolidated Financial Statements (unaudited)                            6

Item 2.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                       12


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                               16

Signatures                                                                              18

PART 1- FINANCIAL INFORMATION
Item 1- Financial Statements

                                                        CREE RESEARCH, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                  (in 000's except per share amounts)

                                                                              September 27,         June 28,
                                                                                  1998                1998
                                                                              --------------      --------------
ASSETS                                                                         (Unaudited)
Current assets:
           Cash and cash equivalents                                                $13,036             $17,680
           Marketable securities                                                        824                 657
           Accounts receivable, net                                                  11,696              10,479
           Inventories                                                                3,249               2,543
           Deferred income tax                                                        1,951               1,952
           Prepaid expenses and other current assets                                    754               1,347
                                                                              --------------      --------------
                  Total current assets                                               31,510              34,658

           Property and equipment, net                                               40,668              36,476
           Patent and license rights, net                                             1,568               1,525
           Other assets                                                                  64                  65
                                                                              --------------      --------------
                  Total assets                                                      $73,810             $72,724
                                                                              ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
           Accounts payable, trade                                                   $4,969              $5,595
           Current maturities of long term debt                                          69                  17
           Accrued salaries and wages                                                   718                 391
           Other accrued expenses                                                     1,794               1,052
                                                                              --------------      --------------
                  Total current liabilities                                           7,550               7,055
                                                                              --------------      --------------

Long term liabilities:
                Long-term debt                                                        9,931               8,650
                Deferred income tax                                                   2,153               2,154
                                                                              --------------      --------------
                  Total long term liabilities                                        12,084              10,804
                                                                              --------------      --------------

Shareholders' equity:
           Preferred stock, par value $0.01; 2,750
                  shares authorized; none issued and
                  outstanding                                                             -                   -
           Common stock, $0.005 par value; 14,500 shares
                  authorized; shares issued and outstanding
                  12,776, and 12,989, at September 27, 1998, and
                  June 28, 1998, respectively                                            64                  65
           Additional paid-in-capital                                                46,622              49,676
           Retained earnings                                                          7,490               5,124
                                                                              --------------      --------------
                  Total shareholders' equity                                         54,176              54,865
                                                                              --------------      --------------
                  Total liabilities and shareholders' equity                        $73,810             $72,724
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

                                                      CREE RESEARCH, INC.
                                                     STATEMENTS OF INCOME
                                             (in 000's except per share amounts)
                                                          (Unaudited)

                                                                                              Three Months Ended
                                                                            --------------------------------------------------------

                                                                                  September 27,                     September 28,
                                                                                      1998                              1997
                                                                            -------------------               ----------------------

Revenue:
              Product revenue, net                                                     $10,720                               $8,206
              Contract revenue, net                                                      1,559                                2,001
                                                                            -------------------                 --------------------
                          Total revenue                                                 12,279                               10,207
                                                                            -------------------                 --------------------

Cost of revenue:
              Product revenue                                                            5,415                                5,419
              Contract revenue                                                           1,207                                1,653
                                                                            -------------------                 --------------------
                          Total cost of revenue                                          6,622                                7,072
                                                                            -------------------                 --------------------

Gross margin                                                                             5,657                                3,135

Operating expenses:
              Research and development                                                     806                                  394
              Sales, general and administrative                                          1,218                                1,140
              Other (income) expense                                                       269                                   (6)
                                                                            -------------------                 --------------------

                          Income from operations                                         3,364                                1,607


Interest income, net                                                                       115                                  164
                                                                            -------------------                 --------------------

                          Income before income taxes                                     3,479                                1,771

Income tax expense                                                                       1,113                                  602
                                                                            -------------------                 --------------------

                          Net income                                                     2,366                               $1,169
                                                                            ===================                 ====================

                          Basic earnings per common share                                $0.18                                $0.09
                                                                            ===================                 ====================

                          Diluted earnings per common share                              $0.18                                $0.09
                                                                            -------------------                 --------------------



The accompanying notes are an integral part of the consolidated financial statements.

                                                                CREE RESEARCH, INC.
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (in 000's except per share amounts)
                                                                        (Unaudited)




                                                                                                      Three Months Ended
                                                                                ----------------------------------------------------

                                                                                      September 27,                  September 28,
                                                                                           1998                             1997
                                                                                ---------------------------        -----------------
Operating activities:
         Net income                                                                         $2,366                          $1,169
         Adjustments to reconcile net income to net cash
               provided by operating activities:
         Depreciation and amortization                                                       1,140                           1,017
         Loss on disposal of property, equipment and patents                                   511                             294
         Amoritization of patent rights                                                         28                              25
         Amortization and write off of goodwill                                                  0                              10
         Purchase of marketable trading security                                              (234)                              -
         Loss on marketable trading security                                                    67                               -
         Changes in assets and liablilties:
               Accounts receivable                                                          (1,217)                           (871)
               Inventories                                                                    (706)                            735
               Prepaid expenses and other assets                                               595                              48
               Accounts payable, trade                                                      (2,452)                           (850)
               Accrued expenses                                                              1,119                             890
                                                                                -------------------              ------------------
               Net cash provided by operating activities                                     1,217                           2,467

Investing activities:
         Purchases of property and equipment                                                (4,006)                           (775)
         Proceeds from sale of property and equipment                                           10                              35
         Purchase of patent rights                                                             (91)                            (82)
                                                                                -------------------              ------------------
               Net cash used in investing activities                                        (4,087)                           (822)

Financing activities:
         Proceeds from issuance of long-term debt                                            1,281                               -
         Net proceeds from issuance of common stock                                            159                             826
         Repurchase of common stock                                                         (3,214)                              -
                                                                                -------------------              ------------------
               Net cash (used in) provided by financing activities                          (1,774)                            826

Net (decrease) increase in cash and cash equivalents                                        (4,644)                          2,471
                                                                                ===================              ==================

Cash and cash equivalents:
         Beginning of period                                                                17,680                          10,448
                                                                                ===================              ==================
         End of period                                                                     $13,036                         $12,919
                                                                                ===================              ==================

Supplemental disclosure of cash flow information:
         Cash paid for interest, net amounts capitalized                                     $ 112                             $ -
                                                                                ===================              ==================
         Cash paid for income taxes                                                          $ 164                            $ 81
                                                                                ===================              ==================



The accompanying notes are an integral part of the consolidated financial statements.

                               Cree Research, Inc.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Basis of Presentation

      The balance sheet as of September 27, 1998, the statements of income for the three month periods ended September 27, 1998 and September 28, 1997, and the statements of cash flows for the three months ended September 27, 1998 and September 28, 1997 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 27, 1998, and all periods presented, have been made. The balance sheet at June 28, 1998 has been derived from the audited financial statements as of that date.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1998 Form 10-K. The results of operations for the period ended September 27, 1998 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Accounting Policies

Fiscal Year

      The Company's fiscal year is a 52 or 53 week period ending on the last Sunday in the month of June. Accordingly, all quarterly reporting reflects a 13 week period in fiscal 1999. In fiscal 1998, the Company changed its fiscal year from the twelve months ending June 30, to the 52 week period ending on the last Sunday in the month of June. Accordingly, all quarterly reporting for that year reflected a 13 week period, except that the period ended September 28, 1997, which commenced July 1, 1997, reflected the results of twelve weeks and five days. The Company's current fiscal year will extend from June 29, 1998 to June 27, 1999.

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

      The Company's short-term investments are comprised of equity securities that are classified as trading securities, which are carried at their fair value based upon quoted market prices of those investments at September 27, 1998, with net realized and unrealized gains and losses included in net earnings.

      As of September 27, 1998, short-term investments consist of common stock holdings in C3, Inc. ("C3"), the majority of which were purchased in November 1997 and September 1998. The Company's president has, through a binding agreement, promised to indemnify the Company for losses of up to $450,000 for the net difference between the aggregate cash consideration paid by Cree for the shares of C3 common stock and the cash proceeds received by Cree upon the sale of C3 common shares. This indemnity covers losses that may result from the sale of shares purchased in November 1997 and September 1998 below the purchase price paid, offset by gains realized on shares acquired directly from C3 in January 1997 (see below). Payment of this obligation is due within ten days after receipt by the president of the Company's written demand made pursuant to a vote of the majority of the members of the Board of Directors other than the president. At September 27, 1998, the Company had recorded a $450,000 receivable from the president (included in net accounts receivable) based upon this agreement for the net realized and unrealized losses on this investment. Realized losses on shares of C3 stock sold by the Company during fiscal 1998 totaled $254,000, and net unrealized losses offset by the unrealized gain on shares acquired from C3 directly (see below) were $233,000 at September 27, 1998. Approximately $5,000 of losses on the investment in C3 stock is included in other income (expense) for fiscal 1999.


      In addition to the shares of C3 purchased in November 1997 and September 1998, the Company acquired 24,601 shares of C3 common stock in January 1997. These shares were issued pursuant to an option C3 granted to the Company in 1995. The option gave the Company the right to acquire, for an aggregate consideration of $500, one percent of the outstanding common stock of C3. C3 retained the right to waive the consideration and issue the stock at any time, which it elected to do in January 1997. The shares issued pursuant to the option are restricted securities within the meaning of Rule 144 under the Securities Act of 1933, which permits the sale of such securities without registration if certain conditions are met. The shares first become eligible for sale under Rule 144 in the third quarter of fiscal 1998.

Long Term Debt

      The Company obtained a term loan from a commercial bank of up to $10,000,000 to finance the purchase and upfit of a production facility and service and warehouse buildings in November 1997. As of September 27, 1998 the entire $10,000,000 loan was outstanding, including a current portion of $69,000 and a long term amount of $9,931,000. The loan, which is collateralized by the purchased property, accrues interest at a fixed rate of 8% and carries customary covenants, including the maintenance of a minimum tangible net worth and other requirements. Accrued interest is due monthly until May 1999, at which time the outstanding principal balance will be amortized over twenty years until 2011, when the loan balance becomes due.

      During the three months ended September 27, 1998, the Company capitalized interest on funds used to construct property, plant and equipment in connection with the facility. Interest capitalized for the three months ended September 27, 1998, was $84,000.

Inventories

      Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:




                                                        September 27, 1998         June 28, 1998
                                                            (in 000's)                (in 000's)
                                                            ----------                ----------

            Raw materials                                       $1,190                 $  999
            Work-in-progress                                     1,157                    752
            Finished goods                                         902                    792
                                                                ------                 ------
            Total Inventory                                     $3,249                 $2,543
                                                                ------                 ------


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

                                                                              Three months ended (in 000's)
                                                                            September 27,     September 28,
                                                                                1998               1997
                                                                             -----------       ----------
Net R&D costs                                                                $ -                   $  120
Government funding                                                             -                      287
                                                                             ------                ------
Total direct costs incurred                                                  $ -                   $  407
                                                                             ------                ------

      As of September 27, 1998, all funding under contracts where the Company anticipates that direct costs will exceed amounts to be funded has been exhausted. Therefore, the Company anticipates that all future funding under existing contracts will be reflected as contract revenue while direct costs will be reported as contract cost of sales.

Significant Sales Contract

      In September 1996, the Company entered into a Purchase Agreement with Siemens AG ("Siemens"), pursuant to which Siemens agreed to purchase LED chips made with the Company's gallium nitride-on-silicon carbide technology. In April 1997 and December 1997, contract amendments were executed that provided for enhanced product specifications requested by Siemens and larger volume requirements, respectively.

      In September 1998, the Company and Siemens further amended the contract to extend the Purchase Agreement with respect to shipments to be made on or after June 29,

1998. The third amendment obligates the Company to ship, and Siemens to purchase, stipulated quantities of both the conductive buffer and the new high brightness LED chips and silicon carbide wafers through fiscal 1999. The agreement also limits Siemen's right to defer shipments to 30% of scheduled quantities for items to be shipped in more than 24 weeks after initial notice and 10% of scheduled quantities for items to be shipped in more than 12 weeks. In both cases, Siemens would be required to accept all product within 90 days of the original shipment date. Additionally, the amendment provides for higher per unit prices early in the contract with reductions in unit prices being available as the cumulative volume shipped increases. The higher prices were negotiated by the Company to offset higher per unit costs expected earlier in the contract.

Income Taxes

      The Company has established an estimated tax provision based upon an effective rate of 32%. The estimated effective rate was based upon projections of income for the fiscal year and the Company's ability to utilize remaining net operating loss carryforwards and other tax credits. However, the actual effective rate may vary depending upon actual pre-tax book income for the year or other factors.

Earnings Per Share

            The Company presents earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 required the Company to change its method of computing, presenting and disclosing earnings per share information. All prior period data presented has been restated to conform to the provisions of SFAS No. 128.

The following computation reconciles the differences between the basic and diluted presentations:
                                           Three Months Ended
                                     September  27,      September 28,
                                        1998                 1997
                                   (in 000's,            (in 000's,
                                   except per             except per
                                   share                    share
                                   amounts)               amounts)
                                   ----------            -----------


Net income                            $2,366                  $1,169

Weighted average common shares        12,920                  12,609
                                   ----------             -----------


Basic earnings per common share        $0.18                   $0.09
                                   ==========             ===========



Net income                            $2,366                  $1,169

Weighted average common shares:

Common shares outstanding             12,920                  12,609

Dilutive effect of stock
options & warrants                       329                     799
                                   ----------             -----------

Total weighted average common
shares                                13,249                  13,408

Diluted earnings per common
share                                  $0.18                   $0.09
                                   ==========             ===========


            Potential common shares that would have the effect of increasing diluted income per share are considered to be antidilutive. In accordance with SFAS No. 128, these shares were not included in calculating diluted income per share. Accordingly, 1,040,000 and 300,000 shares for the three months ended September 27, 1998 and September 28, 1997, respectively, were not included in calculating diluted income per share for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Cautionary Statement Identifying Important Factors That Could Cause the Company's Actual Results to Differ From Those Projected in Forward Looking
                                   Statements

      Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including product enhancements, or estimates or predictions of actions by customers, suppliers or competitors, or regulatory authorities, (iii) statements of future economic performance, and
(iv) statements of assumptions underlying other statements and statements about the Company and its business.

      This report also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the Company's ability to complete development of and successfully introduce new LED and microwave products, to lower LED and wafer costs, gain a larger customer base, and to increase product yields and wafer size, potential difficulties in manufacturing products repeatability due to the complexity of the Company's manufacturing processes, possible price competition, potential failure to obtain expected volume increases from existing customers, potential infringement claims by third parties, potential inability of the Company to enforce its intellectual property rights against others, availability and continuation of U.S. Government funded research contracts, possible delays in the introduction of other new products, and delays in customer acceptance of products and services and other factors discussed in the Company's report on Form 10-K for the year ended June 28, 1998.

Results of Operations

      For the first quarter ended September 27, 1998, the Company reported record revenue and net income of $12,279,000 and $2,366,000 or $0.18 per share, respectively. These results reflect a 20% increase in revenue and a 102% rise in net income over the first quarter of fiscal 1998. Product revenue, which includes sales of light emitting diodes ("LEDs") and materials, increased 31% over the first quarter of fiscal 1998. Results for the first quarter of fiscal 1998 reflect the change to a 13-week quarterly period as discussed in the Notes to Consolidated Financial Statements.

Product Revenue

      LED sales grew 25% in the first quarter of fiscal 1999 as compared to the same period in the prior year. Much of this growth was prompted by the 128% increase in LED volume shipped over the comparable period, which was driven by new sales in Asia and additional quantities delivered to Siemens A.G. ("Siemens") under an amendment to the parties' 1996 purchase agreement. The amendment, signed in September 1998, extends Siemens' purchase commitment through fiscal 1999 and obligates the Company to ship both the conductive buffer and the new high brightness LED chips and silicon carbide wafers. This amendment calls for up to a 44% increase in chip shipments over the previous agreement, with an estimated 5% reduction in the net average selling price over the duration of the contract period. The agreement also includes a change in the product mix to be delivered through June 1999 to include an increasing percentage of high brightness chips; however, the conductive buffer product may be substituted by Siemens at a lower price, if certain quantity requirements are not met by Cree or Siemen's customers are unable to qualify the new products. A substitution of conductive buffer products for high brightness chips may impact Cree's revenue for fiscal 1999 by up to $1,800,000 due to the lower pricing associated with the conductive buffer chip. The first high brightness chips were shipped in September 1998 on a limited basis and are expected to be delivered in greater volumes in the second and third quarters. However, there can be no assurance that these chips will be delivered or qualified by customers. The significant rise in LED volume over the year ago period has been partly offset by a 44% decline in the average sales price received. During fiscal 1999, average sales prices for LED products are expected to continue to decline as Cree moves to lower customer price points that are expected to stimulate greater volume.

      While the Company has been successful in growing LED revenue by lowering prices and significantly raising volume, LED gross margin has increased 86% in the first quarter of fiscal 1999 as compared to the year ago quarter. This was accomplished mostly by the 58% decrease in LED costs per unit during the comparable period. This significant cost reduction was caused by a combination of technology breakthroughs in the manufacture of the LED product, which included a smaller sized chip on a larger wafer and the introduction of the conductive buffer chip in the fourth quarter of fiscal 1998. The conductive buffer product reduces the complexity of manufacturing steps necessary to produce the chip, thus lowering the cost. In addition, greater manufacturing throughput and improved yields have also contributed to the lower cost.

      The manufacturing process for higher brightness blue and green LEDs is highly complex. Even though the Company shipped product to customers in the first quarter of fiscal 1999, there can be no assurance that refinement of such processes for higher yields and deliveries will be achieved in accordance with forecasts. A delay in this manufacturing ramp could cause the Company's results to fall below current expectations.

      For the remainder of fiscal 1999, the Company will continue the strategy of seeking to lower LED costs and expects that the greatest cost saving benefits will be derived from increased volume and higher yield efficiency. If the Company is unable to continue to expand its LED volume and lower its production costs, its revenue and earnings growth may be adversely impacted. Management continues to believe that market growth for the LED product remains dependent on its ability to lower pricing. There can be no assurance that Cree will increase unit shipments, achieve lower costs or maintain similar margins, or that the high brightness product will be accepted by customers. In addition, the introduction of the high brightness product line could result in unexpected problems that could lower production during the transition period.

      Material product sales continue to show the most dramatic increase in the recent quarter due to contributions made by the gemstone products and the overall improvements made to wafer quality. As a result, revenues for material products grew 50% over the same period in the prior year. Material sales have benefited from the added capacity available from the C3 supply agreement. During the fourth quarter of fiscal 1998, C3 requested that Cree more than double available capacity in order to meet their customer demand. Funding for the capital expansion was provided by C3. During the first quarter of 1999 approximately 66% of this added capacity was brought on line, with the remaining equipment scheduled for initial production in the second quarter. This added capacity was a primary contributor for the 73% increase in revenue recognized from C3 over amounts recorded in the first quarter of fiscal 1998. Wafer volume has also increased 32% as a result of the Company's success in offering wafer products with lower defect densities, which enable customers to conduct advanced research for microwave and power applications.

      Revenue contributions from the display modules and moving messages sign products were 96% lower than the prior year as results for the first quarter of 1998 included a significant sale to a module customer in Korea. The Company continues to redirect current investment away from this area as it analyzes the future business plan for these products.

Contract Gross Margin

      Research contract revenue and cost of contract revenue decreased 22% and 27%, respectively, during the first quarter of fiscal 1999 as compared to the prior year quarter, due to the completion of existing government funding commitments and the limitation of new funds available from the government for research. Some of this research is now being funded by the Company which resulted in a 104% increase in research and development expenses over the comparative period in the prior year.

Product Margin

      The Company's gross margin was a record 46% for the three months ended September 27, 1998 as compared to 31% in the prior year. The overall growth in profitability stems from higher throughput and manufacturing yield on LED and materials products, thereby lowering the cost per unit. In addition, technology contributions from a smaller sized chip on a larger two inch wafer, plus the implementation of the lower cost conductive buffer process have contributed to this increase. Higher LED and material unit sales have also enhanced overall profitability.

Selling and General and Administrative Expenses

      Sales, general and administrative expenses for the three month period ended September 27, 1998, increased by 7% over the same period in the prior year due to increased costs to support the growth of business. Overall as a percentage of revenue, S, G&A costs are 10% of revenue as compared to 11% experienced in the first quarter of fiscal 1998. These costs as a percentage of revenue are expected to remain comparable for the remainder of fiscal 1999.

Other Expenses

      The Company has entered an agreement with C3 to sell equipment manufactured by the Company at cost plus a reasonable overhead allocation in order to increase capacity available under the supply agreement. The overhead allocation was recorded as "other operating income"; however, the amount was more than offset by leasehold write-offs associated with the move to the new facility.

      Net interest income decreased by 30% over the first quarter of fiscal 1998 as interest expense associated the $10,000,000 loan commitment was recorded. Throughout fiscal 1998, much of the interest expense incurred with this commitment was capitalized as a part of the construction improvements made to the facility. When certain manufacturing operations were moved to the new site in the first quarter of fiscal 1999, portions of the interest associated with the completed work were expensed. For the first quarter of 1999 total interest incurred was $196,000 with only $84,000 being eligible for capitalization, therefore $112,000 was expensed. No interest expense was incurred in the first quarter of fiscal 1998.

Liquidity and Capital Resources

            Net cash provided by operations was $1,217,000 for the three months ended September 27, 1998 compared with $2,467,000 generated during the comparative period in fiscal 1998. The decrease was primarily attributable to higher profitability, being offset by a significant decrease in accounts payable and accrued expenses.

        The Company invested $4,087,000 in capital expenditures during the first three months of fiscal 1999 compared to $822,000 during the same period in the prior year. The majority of the increase in spending was due to the continued upfit of the new production facility near Research Triangle Park, North Carolina. The Company also increased manufacturing capacity by adding new equipment in the epitaxial and clean room departments.

      The Company currently has a loan outstanding for $10,000,000 from a commercial bank to finance portions of the upfit of the facility. The final draw to this loan was made during the first quarter of 1999 for $1,281,000. The Company is presently reviewing capital requirements for fiscal 1999 and may look for additional financing alternatives. The Company also committed $3,214,000 during the quarter to repurchase Company stock.

Year 2000

      The Company's products are of a nature that they are not subject to failure because of Year 2000 issues. The Company has assigned full-time information technology professionals to the task of identifying and resolving Year 2000 problems that may impact the Company's business and has adopted a phased Year 2000 compliance plan. During the first phase, which is scheduled to be completed in December 1998, the Company will inventory and collect documentation on all of its computers, computer related equipment and embedded processors. The Company will then contact critical vendors and suppliers to obtain assurances of their ability to ensure smooth delivery of products and services after December 1999. In the second and third phases, the Company will prioritize and implement necessary repairs or replacements to equipment in order to achieve Year 2000 compliance, which it expects to complete in the first quarter of calendar 1999. The final phase will consist of a testing program, scheduled for completion in the second quarter of calendar 1999. The Company has not prepared estimates of costs for the correction of Year 2000 problems. Based on information available at this time, including the Year 2000 compliance status of equipment that has been examined as well as the anticipated replacement schedule for equipment, the Company does not believe that the cost of remedial actions will have a material adverse effect on the Company's results of operations or financial condition. There can be no assurance that there will not be delay in, or increased costs associated with, the implementation of corrections as the Year 2000 compliance plan is performed. Failure to implement such changes could have an adverse effect on future results of operations. In addition, unexpected costs of correcting equipment that has not yet been fully evaluated could have an adverse effect on future results of operations.




PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits:

      10.15         Third Amendment to Purchase Agreement between the Company
                                    and Siemens A.G. dated September 8, 1998 (1)

      b)    Reports on Form 8-K:

            The Company filed a report on Form 8-K dated September 25, 1998 reporting in Item 4 the dismissal of PricewaterhouseCoopers LLP and the engagement of Ernst & Young LLP as the Company's independent accountant.

            (1) Confidential treatment of portions of this document is being requested pursuant to Rule 24b-2 of the Securities and Exchange Commission.

                                   Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CREE RESEARCH, INC.


Date: October 30, 1998              /s/F. Neal Hunter
                                    -------------------------------------------
                                    F. Neal Hunter, President and
                                    Chief Executive Officer

                                    /s/ Cynthia B. Merrell
                                    -------------------------------------------
                                    Cynthia B. Merrell, Chief Financial Officer