Form 10-Q
period 1998-12-28
CREE RESEARCH INC /NC/
filed 1999-01-28
CIK 895419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 27, 1998

                       Commission file number: 0-21154

                             CREE RESEARCH, INC.
            (Exact name of registrant as specified in its charter)

                 North Carolina                  56-1572719
        (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)       Identification No.)

               4600 Silicon Drive
             Durham, North Carolina                 27703
      (Address of principal executive offices)    (Zip Code)

                                (919) 313-5300
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

The number of shares outstanding of the registrant's common stock, par value $0.005 per share, as of January 19, 1999 was 13,004,469.

                             CREE RESEARCH, INC.
                                  FORM 10-Q

                   For the Quarter Ended December 27, 1998

                                    INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at December 27, 1998
        (unaudited) and June 28, 1998                                      3

        Consolidated Statements of Income for the three
        and six months ended December 27, 1998 and
        December 28, 1997 (unaudited)                                      4

        Consolidated Statements of Cash Flow for the six
        months ended December 27, 1998 and December 28, 1997
        (unaudited)                                                        5

        Notes to Consolidated Financial Statements (unaudited)             6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               13

Item 3. Quantitative and Qualitative Disclosures About Market Risk        21


PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders               21

Item 6. Exhibits and Reports on Form 8-K                                  22


SIGNATURES                                                                23

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              CREE RESEARCH, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                        December 27,   June 28,
                                                            1998         1998
                                                        ------------   --------
                                                        (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                           $ 12,769      $ 17,680
     Marketable securities                                    905           657
     Accounts receivable, net                              12,110        10,479
     Inventories                                            3,402         2,543
     Deferred income tax                                      264         1,952
     Prepaid expenses and other current assets                691         1,347
                                                        ------------   --------
         Total current assets                              30,141        34,658

     Property and equipment, net                           44,972        36,476
     Patent and license rights, net                         1,641         1,525
     Other assets                                           1,349            65
                                                        ------------   --------
         Total assets                                    $ 78,103      $ 72,724
                                                        ============   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                              $ 4,097       $ 5,595
     Current maturities of long term debt                     121            17
     Accrued salaries and wages                               550           391
     Other accrued expenses                                   990         1,052
                                                        ------------   --------
         Total current liabilities                          5,758         7,055

Long term liabilities:
     Long term debt                                         9,879         8,650
     Deferred income tax                                    2,477         2,154
                                                        ------------   --------
         Total long term liabilities                       12,356        10,804

Shareholders' equity:
     Preferred stock, par value $0.01; 3,000 shares            --            --
       authorized at December 27, 1998 and 2,750
       shares authorized at June 28, 1998; none
       issued and outstanding
     Common stock, par value $0.005; 30,000 shares             65            65
       authorized at December 27, 1998 and 14,500
       shares authorized at June 28, 1998; shares
       issued and outstanding 12,920 and 12,989 at
       December 27, 1998 and June 28, 1998,
       respectively
     Additional paid-in-capital                            49,583        49,676
     Retained earnings                                     10,341         5,124
                                                        ------------   --------
         Total shareholders' equity                        59,989        54,865
                                                        ============   ========
         Total liabilities and shareholders' equity      $ 78,103      $ 72,724
                                                        ============   ========

              The accompanying notes are an integral part of the
                     consolidated financial statements.

                               CREE RESEARCH, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                Three Months Ended              Six Months Ended
                            ----------------------------   --------------------------
                            December 27,   December 28,    December 27,  December 28,
                                1998           1997            1998          1997
                            ------------   ------------    ------------  ------------
Revenue:
   Product revenue, net       $12,805        $ 8,164         $23,525       $16,369
   Contract revenue, net        1,233          1,942           2,792         3,944
                            ------------   ------------    ------------  ------------
    Total revenue              14,038         10,106          26,317        20,313

Cost of revenue:
   Product revenue              6,377          4,946          11,792        10,365
   Contract revenue             1,045          1,600           2,252         3,252
                            ------------   ------------    ------------  ------------
    Total cost of revenue       7,422          6,546          14,044        13,617
                            ------------   ------------    ------------  ------------

Gross profit                    6,616          3,560          12,273         6,696

Operating expenses:
   Research and development     1,121            527           1,927           920
   Sales, general and           1,450            850           2,668         1,985
     administrative
   Other expense                  298            390             567           390
                            ------------   ------------    ------------  ------------
    Income from operations      3,747          1,793           7,111         3,401

Interest income, net               20            169             135           332
                            ------------   ------------    ------------  ------------
    Income before income        3,767          1,962           7,246         3,733
    taxes
Income tax expenses               916            490           2,029         1,093
                            ------------   ------------    ------------  ------------

    Net income                $ 2,851        $ 1,472       $   5,217       $ 2,640
                            ============   ============    ============  ============

Earnings per share:
    Basic                       $0.22          $0.12          $0.41         $0.21
                            =============  =============   ============  ============
    Diluted                     $0.21          $0.11          $0.39         $0.20
                            =============  =============   ============  ============


                The accompanying notes are an integral part of the
                       consolidated financial statements.

                              CREE RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (In thousands)

                                                         Six Months Ended
                                                   -----------------------------
                                                   December 27,     December 28,
                                                       1998             1997
                                                   ------------     ------------
                                                           (Unaudited)
Operating activities:
     Net income                                       $5,217           $2,640
     Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                     2,341            2,067
     Loss on disposal of property, equipment and         951              320
       patents
     Amortization of patent rights                        56               50
     Amortization and write off of goodwill              --                86
     Proceeds from sale of marketable trading            489              --
       securities
     Purchase of marketable trading securities         (232)          (1,500)
     Gain on marketable trading securities             (116)             --
     Changes in operating assets and liabilities:
        Accounts receivable                          (1,964)          (2,258)
        Inventories                                    (859)            1,161
        Prepaid expenses and other assets              1,004              148
        Accounts payable, trade                      (3,073)            (783)
        Accrued expenses                                 420              889
                                                   ------------     ------------
        Net cash provided by operating activities      4,234            2,820
                                                   ------------     ------------

Investing activities:
     Purchase of property and equipment             (10,380)          (5,704)
     Proceeds from sale of property and equipment        189              340
     Purchase of patent rights                         (194)            (200)
                                                   ------------     ------------
        Net cash used in investing activities       (10,385)          (5,564)
                                                   ------------     ------------

Financing activities:
     Proceeds from issuance of long-term debt          1,333            3,259
     Net proceeds from issuance of common stock        2,527            2,139
     Receipt of Section 16(b) common stock profits       594              --
     Repurchase of common stock                      (3,214)              --
                                                   ------------     ------------
        Net cash provided by financing activities      1,240            5,398
                                                   ------------     ------------

Net (decrease) increase in cash and cash             (4,911)            2,654
  equivalents

Cash and cash equivalents:
     Beginning of period                              17,680           10,448
                                                  =============     ============
     End of period                                  $ 12,769         $ 13,102
                                                  =============     ============

Supplemental disclosure of cash flow information:
     Cash paid for interest, net amounts            $    275         $   --
       capitalized
                                                  =============     ============
     Cash paid for income taxes                     $  1,396         $    219
                                                  =============     ============

              The accompanying  notes are an integral part of the
                     consolidated financial statements.

                             CREE RESEARCH, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Basis of Presentation

The consolidated balance sheet as of December 27, 1998, the consolidated statements of income for the three and six months ended December 27, 1998 and December 28, 1997, and the consolidated statements of cash flow for the six months ended December 27, 1998 and December 28, 1997 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flow at December 27, 1998, and all periods presented, have been made. The balance sheet at June 28, 1998 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1998 Form 10-K. The results of operations for the period ended December 27, 1998 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

Investments

Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This statement requires certain securities to be classified into three categories:

(a) Securities Held-to-Maturity -- Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

(b) Trading Securities -- Debt and equity securities that are bought and held principally for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

(c) Securities Available-for-Sale -- Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

The Company's short-term investments are comprised of equity securities that are classified as trading securities, which are carried at their fair value based upon quoted market prices of those investments at December 27, 1998, with net realized and unrealized gains and losses included in net earnings.

As of December 27, 1998, short-term investments consist of common stock holdings in C3, Inc. ("C3"), the majority of which were purchased in November 1997 and September 1998. The Company's CEO has, through a binding agreement, promised to indemnify the Company for losses of up to $450,000 for the net difference between the aggregate cash consideration paid by the Company for the shares of C3 common stock and the cash proceeds received by the Company upon the sale of C3 common stock. This indemnity covers losses that may result from the sale of shares purchased in November 1997 and September 1998 below the purchase price paid, offset by gains realized on shares acquired directly from C3 in January 1997 (see below). Payment of this obligation is due within ten days after receipt by the CEO of the Company's written demand made pursuant to a vote of the majority of the members of the Board of Directors other than the CEO. Realized losses on shares of C3 stock sold by the Company were $254,000 and $46,000, for fiscal 1998 and 1999, respectively. At December 27, 1998, a net unrealized gain, including shares acquired directly from C3 (see below), of $383,000 was recognized to bring the valuation of shares held to market. Therefore, approximately $120,000 and $116,000 of other income was recorded for the three and six months ended December 27, 1998, respectively. Approximately $32,000 of net losses were recorded to other income (expense) in fiscal 1998. Since the net unrealized gain on shares held exceeded realized losses on shares sold, there was no receivable recorded from the CEO as of December 27, 1998.

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

Long Term Debt

The Company obtained a term loan from a commercial bank of up to $10,000,000 to finance the purchase and upfit of a production facility and service and warehouse buildings in November 1997. As of December 27, 1998 the entire $10,000,000 loan was outstanding, including a current portion of $121,000 and a long term amount of $9,879,000. The loan, which is collateralized by the purchased property, accrues interest at a fixed rate of 8% and carries customary covenants, including the maintenance of a minimum tangible net worth and other requirements. Accrued interest is due monthly until May 1999, at which time the outstanding principal balance will be amortized over twenty years until 2011, when the loan balance becomes due.

During the three and six months ended December 27, 1998, the Company capitalized interest on funds used to construct property, plant and equipment in connection with the facility. Interest capitalized for the three and six months ended December 27, 1998 was $34,000 and $118,000, respectively.

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

                                         December 27,         June 28,
                                             1998               1998
                                         ------------       ------------
                                                 (In thousands)
             Raw materials                 $ 1,338             $ 999
             Work-in-progress                1,220               752
             Finished goods                    844               792
                                         ------------       ------------
             Total Inventory               $ 3,402           $ 2,543
                                         ============       ============


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

                            Three Months Ended             Six Months Ended
                       December 27,   December 28,    December 27,  December 28,
                           1998           1997            1998          1997
                       ------------   ------------    ------------  ------------
                                              (In thousands)
Net R&D costs             $  -            $ 161           $ -           $ 281
Government funding           -              311             -             598
                       ============   ============    ============  ============
Total direct costs        $ -             $ 472           $ -           $ 879
  incurred
                       ============   ============    ============  ============


As of December 27, 1998, all funding under contracts where the Company anticipates that direct costs will exceed amounts to be funded has been exhausted. Therefore, the Company anticipates that all future funding under existing contracts will be reflected as contract revenue while direct costs will be reported as contract cost of revenue.

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

In September 1998, the Company and Siemens further amended the contract to extend the Purchase Agreement with respect to shipments to be made on or after June 29, 1998. The third amendment obligates the Company to ship, and Siemens to purchase, stipulated quantities of both the conductive buffer and the new high brightness LED chips and silicon carbide wafers through fiscal 1999. The agreement also limits Siemens' right to defer shipments to 30% of scheduled quantities for items to be shipped in more than 24 weeks after initial notice and 10% of scheduled quantities for items to be shipped in more than 12 weeks after initial notice. In both cases, Siemens would be required to accept all product within 90 days of the original shipment date. Additionally, the amendment provides for higher per unit prices early in the contract with reductions in unit prices as the cumulative volume shipped increases.

In December 1998, the Company and Siemens further amended the contract to include greater quantities of conductive buffer LED chips to be shipped during fiscal 1999 and to extend the contract for these shipments through September 1999. This amendment also provides for higher per unit prices early in the contract with reductions in unit prices as the cumulative volume shipped increases. As was the case with the third amendment, these higher prices were negotiated by the Company to offset higher per unit costs expected earlier in the contract.

Income Taxes

The Company has established an estimated tax provision based upon an effective rate of 28%. The estimated tax rate was based on tax reduction strategies being implemented by the Company. The estimated effective rate was based upon projections of income for the fiscal year and the Company's ability to utilize remaining net operating loss carryforwards and other tax credits. However, the actual effective rate may vary depending upon actual pre-tax book income for the year or other factors.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

The actual income tax expense attributable to earnings for the six months ended December 27, 1998 differed from the amounts computed by applying the U.S. Federal tax rate of 35% to pretax earnings as a result of the following:

                                                      Amount         Percent
                                                  --------------  --------------
                                                  (In thousands)
Federal income tax provision at statutory rate      $ 2,536            35.0%
State tax provision                                     174             2.4
Decrease in income tax expense resulting from:
      Foreign sales corporation                       (306)           (4.2)
      State tax incentives                            (167)           (2.3)
      Research and development credits                 (85)           (1.2)
      Change in valuation allowance                   (123)           (1.7)
                                                  --------------  --------------
Income tax expense                                  $ 2,029            28.0%
                                                  ==============  ==============

The following are the components of the provision for income taxes for the six months ended December 27, 1998 (in thousands):

      Current:
            Federal                               $ 1,182
            State                                     175
                                                 ---------
      Total Current Portion                         1,357
      Deferred:
            Federal                                   782
            State                                   (110)
                                                 ---------
      Total Deferred Portion                          672
      Net Provision                               $ 2,029
                                                 =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                           December 27,       June 28,
                                               1998             1998
                                           -------------    ------------
                                                  (In thousands)
Deferred tax assets:
Net operating loss carryforwards             $  948            $1,304
Research tax credits                             92               169
Compensation accruals                            70                62
Inventory capitalization                        130               120
Bad debt allowance                               64                56
Alternative minimum tax                         158               261
Foreign tax credit                              153               270
State incentive credits                         165                --
                                           -------------    ------------
Total gross deferred tax assets               1,780             2,242
Less valuation allowance                      (167)             (290)
                                           -------------    ------------
Net deferred tax asset                        1,613             1,952

Deferred tax liabilities:
Property and equipment, due to                2,477             2,154
  depreciation
                                           -------------    ------------
Gross deferred tax liabilities                2,477             2,154
                                           -------------    ------------
Net deferred tax asset (liability)           $(864)            $(202)
                                           =============    ============


The net change in the total valuation allowance for the six months ended December 27, 1998 was $123,000. The primary reason for the reduction in the valuation allowance for the six months ended December 27, 1998 was the implementation of tax strategies to utilize these assets. Realization of deferred tax assets associated with the NOL carryforwards is dependent upon the Company generating sufficient taxable income prior to their expiration. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings. However, the net deferred tax assets could be reduced in the future if management's estimates of taxable income during the carryforward period are significantly reduced.

As of December 27, 1998, the Company has net operating loss carryforwards for federal purposes of $3,493,000 and $2,346,000 for state purposes. The carryforward expiration period is 2011 to 2013 for federal tax purposes and from 2000 to 2003 for state purposes. The Company anticipates that each of these carryforwards will be utilized by the end of the current fiscal year.

Earnings Per Share

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 required the Company to change its method of computing, presenting and disclosing earnings per share information. All prior period data presented has been restated to conform to the provisions of SFAS 128.

The following computation reconciles the differences between the basic and diluted presentations:

                                        Three Months Ended               Six Months Ended
                                    December 27,    December 28,    December 27,   December 28,
                                        1998           1997             1998           1997
                                    ------------    ------------    ------------   ------------
                                             (In thousands, except per share amounts)
Net income                            $ 2,851         $ 1,472         $ 5,217        $ 2,640
Weighted average common shares         12,832          12,789          12,876         12,699
                                    ------------    ------------    ------------   ------------
Basic earnings per common share       $ 0.22          $ 0.12          $ 0.41          $ 0.21
                                    ============    ============    ============   ============


Net income                            $ 2,851        $ 1,472          $ 5,217        $ 2,640

Diluted weighted average common
  shares:
Common shares outstanding              12,832         12,789          12,876          12,699
Dilutive effect of stock options        1,002            847             665             823
  and warrants
                                    ------------    ------------    ------------   ------------
Total diluted weighted average         13,834         13,636          13,541          13,552
common shares
                                    ------------    ------------    ------------   ------------
Diluted earnings per common share     $ 0.21          $ 0.11           $0.39          $ 0.20
                                    ============    ============    ============   ============


Potential common shares that would have the effect of increasing diluted income per share are considered to be antidilutive. In accordance with SFAS 128, these common shares were not included in calculating diluted income per share. As of December 27, 1998, there were no potential shares considered to be antidilutive. For the three and six months ended December 28, 1997, there were 300,000 shares that were not included in calculating diluted income per share because their effect was antidilutive.

New Accounting Pronouncements

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 only impacts financial statement presentation as opposed to actual amounts recorded. Other comprehensive income includes all nonowner changes in equity that are excluded from net income. This Statement has no financial statement impact for an enterprise that has no items of other comprehensive income in any period presented. During the three and six months ended December 27, 1998 and December 28, 1997, the Company had no items of other comprehensive income.

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial statements to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The application of the new rules does not have a significant impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "anticipate," "believe," "plan," "estimate," "expect," and "intend" or the negative thereof or other variations thereof or comparable terminology. The Company cautions that any such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, including, but not limited to, fluctuations in our operating results, production yields in our manufacturing processes, whether we can produce commercial quantities of high brightness blue and green LEDs, our dependence on a few customers, whether we can manage our growth effectively, assertion of intellectual property rights by others, adverse economic conditions, and insufficient capital resources. See
Exhibit 99.1 for additional factors that could cause the Company's actual results to differ.

Overview

Cree Research, Inc. is the world leader in developing and manufacturing semiconductor materials and electronic devices made from silicon carbide ("SiC"). We recognize product revenue at the time of shipment or in accordance with the terms of the relevant contract. We derive the largest portion of our revenue from the sale of blue and green light emitting diode ("LED") products. The Company offers LEDs at two brightness levels -- high brightness blue and green products and standard blue products. The Company's LED devices are utilized by end users for automotive backlighting, liquid crystal display ("LCD") backlighting (including use in wireless handsets), indicator lamps, miniature white lights (such as replacements for miniature incandescent bulbs), indoor sign and arena displays, outdoor full color stadium displays, traffic signals and other lighting applications.

The high brightness products, which were introduced to the market in September 1998 in limited quantities, are currently being integrated into our manufacturing facility for full production. During the first six months of fiscal 1999, margins realized on the high brightness products were substantially lower than those derived from our standard blue LED product, as the yield was lower than the standard product. Historically, we have experienced low margins with many new product introductions, and we are working to make improvements to output and yield during the second half of fiscal 1999. We anticipate that the high brightness products will contribute greater volumes as yield improvements are obtained.

We believe that in order to increase market demand for all of our LED products, we must continue to substantially lower average sales prices. Historically, we have been successful in achieving lower costs for the standard blue product. During the remainder of fiscal 1999, we plan to focus on reducing costs through higher production yields and from higher volumes as fixed costs are spread over a greater number of units.

We also derive revenue from the sale of advanced materials made from SiC that are used primarily for research and development. We also sell SiC crystals to C3, which incorporates them in gemstone applications. During late fiscal 1998 and the first six months of fiscal 1999, C3 purchased equipment from us, which has more than doubled the capacity for the production of crystals for C3.

The balance of our revenue is derived from government contract funding. Under various programs, U.S. Government entities further the development of our technology by supplementing our research and development efforts. All resulting technology obtained through these efforts remains our property after the completion of the contract, subject to certain license rights retained by the government. Contract revenue includes funding of direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which funding is expected to exceed direct costs over the life of the contract. For contracts under which direct costs are anticipated to exceed amounts to be funded over the life of the contract (i.e., certain cost share arrangements), direct costs are reported as research and development expenses with related reimbursements recorded as an offset to those expenses.

On September 24, 1997, the Board of Directors changed the Company's fiscal year from the twelve months ending June 30 to a 52 or 53 week year ending on the last Sunday in the month of June. The Company's 1998 fiscal year extended from July 1, 1997 to June 28, 1998.

Results of Operations

Three Months Ended December 27, 1998 and December 28, 1997

Revenue. Revenue increased 39% from $10.1 million in the second quarter of fiscal 1998 to $14.0 million in the second quarter of fiscal 1999. This increase was attributable to an increase in product revenue of 57% from $8.2 million in the second quarter of fiscal 1998 to $12.8 million in the second quarter of fiscal 1999. This rise in product revenue was a result of the 128% increase in sales of our LED products in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. Growth in LED volume was due in part to the introduction of the new high brightness devices, but mostly was a result of strong demand for the standard brightness product. This volume increase was partly offset by a 35% decline in the average sales price of the standard blue LED chip during this same period. We believe that in order to increase volume, we must continue to lower average sales prices.

Revenue attributable to sales of SiC materials was 88% higher in the second quarter of fiscal 1999 than in the same period of fiscal 1998 due to a significant increase in sales to C3 for gemstone applications. During the second quarter of fiscal 1998, C3 was in initial stages of operation; therefore, unit sales were limited. Revenue from sales of SiC wafers increased 48% in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998, due to quality improvements in wafers, along with the availability of the larger two-inch wafer during fiscal 1999. During the second quarter of fiscal 1999, sales from our displays business declined 95% over the prior year period as we have chosen to de-emphasize this product line. Contract revenue received from U.S. Government agencies declined 36% during the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998, as a significant contract that funded optoelectronic research was exhausted in early fiscal 1999.

Gross Profit. Gross margin climbed to 47% of revenue during the second quarter of fiscal 1999 as compared to 35% during the second quarter of fiscal 1998. This increase is predominantly attributable to design and manufacturing improvements that occurred over the past year resulting in significant reductions in cost. With the introduction of the new conductive buffer LED technology in the fourth quarter of fiscal 1998, we were able to significantly lower costs of production due to the fewer manufacturing steps required with the new chip structure and improved yield. During the second quarter of fiscal 1998, we began to fabricate devices on a larger two-inch wafer; however, we were still in the process of establishing this new manufacturing design and had not achieved production efficiency. In addition, the larger two inch wafer had not been in full production for much of the period; therefore, average die yields during the second quarter of fiscal 1998 were significantly lower. Wafer costs for SiC material sales also declined 21% during the second quarter of fiscal 1999 over the comparative period due to more efficient processes and improved yield.

Research and Development. Research and development expenses increased 113% in the second quarter of fiscal 1999 to $1.1 million from $0.5 million in the second quarter of fiscal 1998. Much of this increase was caused by significantly higher costs for the initial development of the new high brightness LED products. We anticipate that internal funding for the development of new products will continue to grow in future periods, while we believe that government funding for our development projects will remain constant or decrease.

Sales, General and Administrative. Sales, general and administrative expenses increased 71% in the second quarter of fiscal 1999 to $1.5 million from $0.9 million in the second quarter of fiscal 1998 due primarily to two insurance events that were recorded in the second quarter of fiscal 1998. As a result of the dismissal of a securities class action lawsuit in November 1997, we were reimbursed $0.2 million for costs incurred in connection with the lawsuit. Most of these expenses were recorded in fiscal 1997. In addition, we received a $0.2 million reimbursement of medical expenses due to a negotiated cost cap in a partially self-funded insured health plan. As a result of our increased profitability during the second quarter of fiscal 1999 over the second quarter of fiscal 1998, the profit sharing accrual (which is based on 5% of net income) has also grown $0.1 million. We anticipate that total sales, general and administrative costs will increase in connection with the growth of our business; however, we believe that as a percentage of revenue they will remain constant or possibly decline.

Other (Income) Expense. Other expenses have decreased 24% to $0.3 million during the second quarter of fiscal 1999 from $0.4 million for the second quarter of fiscal 1998. In the second quarter of fiscal 1999, we realized impairments to leasehold costs as a result of management's decision to move equipment from our leased facility to our new manufacturing site. This was offset somewhat by investment income recognized on stock held in C3. In the second quarter of fiscal 1998, we had written off certain fixed assets that were impaired in value. These write-downs exceeded the fiscal 1999 leasehold write-downs offset by the investment income.

Interest Income, Net. Interest income, net has decreased 88% to $0.02 million in the second quarter of fiscal 1999 from $0.2 million in the second quarter of fiscal 1998 due to interest expense incurred. In November 1997, we obtained a term loan from NationsBank to fund the acquisition and construction of our new manufacturing facility in Durham, North Carolina. The majority of the interest incurred in the second quarter of fiscal 1999 has been expensed.

Income Tax Expense. Income tax expense for the second quarter of fiscal 1999 was $0.9 million compared to $0.5 million in the second quarter of fiscal 1998. This increase resulted from increased profitability during the second quarter of fiscal 1999 over fiscal 1998.

Six Months Ended December 27, 1998 and December 28, 1997

Revenue. Revenue increased 30% from $20.3 million in the first six months of fiscal 1998 to $26.3 million in the first six months of fiscal 1999. This increase was attributable to an increase in product revenue of 44% from $16.4 million in the first six months of fiscal 1998 to $23.5 million in the first six months of fiscal 1999. This rise in product revenue was a result of the 128% increase in sales of our LED products in the first six months of fiscal 1999 compared to the first six months of fiscal 1998. Growth in LED volume was due in part to the introduction of the new high brightness devices, but mostly was a result of strong demand for the standard brightness product. This volume increase was partly offset by a 40% decline in the average sales price of the standard blue LED chip during this same period. We believe that in order to increase volume, we must continue to lower average sales prices.

Revenue attributable to sales of SiC material was 84% higher in the first six months of fiscal 1999 than in the same period of fiscal 1998 due to a significant increase in sales to C3 for gemstone applications. During the first six months of fiscal 1998, C3 was in initial stages of operation; therefore, unit sales were limited. Revenue from sales of SiC wafers increased 43% in the first six months of fiscal 1999 as compared to the first six months of fiscal 1998, due to quality improvements in wafers, along with the availability of the larger two-inch wafer during fiscal 1999. During the first six months of fiscal 1999, sales from our displays business declined 96% over the prior year period as we have chosen to de-emphasize this product line. Contract revenue received from U.S. Government agencies declined 29% during the first six months of fiscal 1999 compared to the first six months of fiscal 1998, as a significant contract that funded optoelectronic research was exhausted in early fiscal 1999.

Gross Profit. Gross margin climbed to 47% of revenue during the first six months of fiscal 1999 as compared to 33% during the first six months of fiscal 1998. This increase is predominantly attributable to design and manufacturing improvements that occurred over the past year resulting in significant reductions in cost. With the introduction of the new conductive buffer LED technology in the fourth quarter of fiscal 1998, we were able to significantly lower costs of production due to fewer manufacturing steps required with the new chip structure and improved yield. During the first six months of fiscal 1998, we introduced a smaller LED chip size and, in December 1997, we began to fabricate devices on a larger two-inch wafer. As of December 1997, we were still in the process of establishing these new manufacturing designs and had not achieved production efficiency. In addition, the larger two inch wafer had not been in full production for much of the period; therefore, average die yields during the first six months of fiscal 1998 were significantly lower. Wafer costs for SiC material sales also declined 47% during the first six months of fiscal 1999 over the comparative period due to more efficient processes and improved yield.

Research and Development. Research and development expenses increased 109% in the first six months of fiscal 1999 to $1.9 million from $0.9 million in the first six months of fiscal 1998. Much of this increase was caused by significantly higher costs for the initial development of the new high brightness LED product. We anticipate that internal funding for the development of new products will continue to grow in future periods, while we believe that government funding for our development projects will remain constant or decrease.

Sales, General and Administrative. Sales, general and administrative expenses increased 34% in the first six months of fiscal 1999 to $2.7 million from $2.0 million in the first six months of fiscal 1998 due primarily to two insurance events that were recorded in the second quarter of fiscal 1998. As a result of the dismissal of a securities class action lawsuit in November 1997, we were reimbursed $0.2 million for costs incurred in connection with the lawsuit. Most of these expenses were recorded in fiscal 1997. In addition, we received a $0.2 million reimbursement of medical expenses due to a negotiated cost cap in a partially self-funded insured health plan. As a result of our increased profitability during the first six months of fiscal 1999 over the first six months of fiscal 1998, the profit sharing accrual (which is based on 5% of net income) has also grown $0.2 million. We anticipate that total sales, general and administrative costs will increase in connection with the growth of our business; however, we believe that as a percentage of revenue they will remain constant or possibly decline.

Other (Income) Expense. Other expenses have increased 45% to $0.6 million during the first six months of fiscal 1999 from $0.4 million for the first six months of fiscal 1998. In the first six months of fiscal 1999, we realized impairments to leasehold costs as a result of management's decision to move equipment from our leased facility to our new manufacturing site. This was offset somewhat by income recognized under our equipment build-out agreement with C3. In 1998, we sold to C3 equipment manufactured by us at cost plus a reasonable overhead allocation. The overhead allocation was recorded as "Other income."

Interest Income, Net. Interest income, net has decreased 59% to $0.1 million in the first six months of fiscal 1999 from $0.3 million in the first six months of fiscal 1998 due to interest expense incurred. In November 1997, we obtained a term loan from NationsBank to fund the acquisition and construction of our new manufacturing facility in Durham, North Carolina. While much of the interest was capitalized during the last half of fiscal 1998, the majority of the interest incurred in the first six months of fiscal 1999 has been expensed.

Income Tax Expense. Income tax expense for the first six months of fiscal 1999 was $2.0 million compared to $1.1 million in the first six months of fiscal 1998. This increase resulted from increased profitability during the first six months of fiscal 1999 over fiscal 1998. Our effective tax rate during the first six months of fiscal 1999 was 28% compared to 29% in the first six months of fiscal 1998.

Liquidity and Capital Resources

We have funded our operations to date through sales of equity, bank borrowings and revenue from product and contract sales. As of December 27, 1998, we had working capital of approximately $24.4 million, including $13.7 million in cash and cash equivalents and marketable securities.

Operating activities generated $4.2 million in cash during the first six months of fiscal 1999. This was attributable primarily to net income of $5.2 million and other non-cash expenses of $3.3 million. These amounts were partly offset by an increase of $2.0 million in accounts receivable, a $0.9 million rise in inventory and a $3.1 million decrease in accounts payable.

Most of the $10.4 million of cash used by investing activities in the first six months of fiscal 1999 was related to expenditures associated with the continued construction of our new manufacturing facility in Durham, North Carolina. We also increased manufacturing capacity by adding new equipment to support the epitaxial deposition and clean room fabrication processes.

The $1.2 million of cash provided by financing activities in the first six months of fiscal 1999 related primarily to the receipt of $1.8 million and $0.7 million in proceeds from the exercise of stock warrants and stock options from the Company's employee stock option plan, respectively. In addition, $0.6 million was received from a Director as payment of profits from a short-swing transaction in our securities and $1.3 million was funded as the final draw from the long term debt arrangement with NationsBank. We currently have a $10.0 million loan outstanding from NationsBank. We expect to pay off this loan with the proceeds from our secondary stock offering described in the registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission on January 14, 1999. These cash proceeds were offset by a $3.2 million cash outlay for the repurchase of our common stock. This stock was repurchased at an average price of $13.68. The stock warrants exercised were distributed in connection with the Company's September 1995 private placement and have an exercise price of $27.23. As of December 28, 1998, warrants remained outstanding to purchase 234,575 shares; these warrants will expire in September 2000.

We are currently engaged in construction activities related to a new clean room fabrication facility. We also intend to expand our facility for new crystal growth and test and packaging areas in calendar 1999. These additions will allow the Company to consolidate all LED and wafer manufacturing facilities to one site with improved manufacturing capabilities. In addition, in order to keep pace with anticipated growth in LED and wafer sales and provide expanded facilities for our new microwave product line, the Company anticipates a second phase of expansion to facilities and infrastructure to begin in early fiscal 2000. We anticipate total costs for these expenses to be between $15 and $18 million. Estimates for equipment costs related to this expansion total between $15 and $17 million. We plan to fund these capital projects from the proceeds of our secondary stock offering. In addition, we are in the process of purchasing a 79-acre site close to our present facility for $1.5 million. We anticipate that internally generated cash plus the proceeds of the secondary stock offering will be sufficient to fund our capital requirements for the next 12 months.

Impact of the Year 2000

State of Readiness

We have adopted a Year 2000 compliance plan and formed a team of information technology professionals assigned the task of identifying and resolving any Year 2000 issues that may affect our business. Our compliance plan has four phases: inventory, assessment, remediation and testing. We have completed an inventory for all of our computer systems, computer related equipment and equipment with embedded processors, as well as our products, and are in the process of assessing those systems. We have completed this assessment with respect to approximately 80% of our systems and expect to complete our assessment of the remaining systems by February 1999. In addition, we have determined that our products are of a nature that they are not subject to failure as a result of Year 2000 issues. Although we cannot control whether and how third parties will address the Year 2000 issue, we also are in the process of contacting critical vendors and suppliers to assess their ability to ensure smooth delivery of products without disruptions caused by Year 2000 problems. In the course of our assessment, we have not yet identified any Year 2000 issues that would affect our ability to do business; however, our assessment is not complete, and there can be no assurance that there are no Year 2000 issues that may affect us. Once we complete the assessment phase, we will prioritize and implement necessary repairs or replacements to equipment and software to achieve Year 2000 compliance. We expect to complete this phase by March 1999. The final phase will consist of a testing program for all repairs. We anticipate that all testing will be completed by April 1999.

Costs

We have not prepared estimates of costs to remediate Year 2000 problems; however, based on currently available information, including the results of our assessment to date and our replacement schedule for equipment, we do not believe that the costs associated with Year 2000 compliance will have a material adverse effect on our business, results of operations or financial condition.

Year 2000 Risks

Although we believe that our Year 2000 compliance plan is adequate to address Year 2000 concerns, there can be no assurance that we will not experience negative consequences as a result of undetected defects or the non-compliance of third parties with whom we interact. Furthermore, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of corrections as the Year 2000 compliance plan is performed, such as unexpected costs of correcting equipment that has not yet been fully evaluated. If realized, these risks could result in an adverse effect on our business, results of operations and financial condition.

We believe that our greatest risk stems from the potential non-compliance of our suppliers. We depend on a limited number of suppliers for certain raw materials, components and equipment necessary for the manufacture of our products. Accordingly, if those suppliers are unable to process or fill our orders or otherwise interact with us because of Year 2000 problems, we could experience material adverse effects to our business. We are in the process of assessing the Year 2000 status of our suppliers and are investigating alternative sources of supply. As a consequence of our dependence on limited sources of supply, we generally maintain a significant inventory of certain critical materials and require suppliers to keep certain amounts of inventory available for us; however, there can be no assurance that we will have enough materials on hand to continue production without interruption in the event one or more of our suppliers experiences Year 2000 problems that affect its (their) ability to supply us. Any supply chain disruptions would affect our ability to manufacture our products which could result in material adverse consequences to our business, results of operations and financial condition.

Contingencies

We have not yet developed a contingency plan to address what would happen in the event we are unable to address the Year 2000 issue. The contingency plan is expected to be completed after the inquiry of vendors and customers is completed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes in market risk have been identified during the most recent quarter.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders convened on November 3, 1998. The following proposals were introduced and voted upon:

PROPOSAL NO. 1 -- Election of Directors

                                   Votes          Votes
      Name                          For         Withheld
      -------------------        -----------   ------------
      F. Neal Hunter             11,740,086      203,680
      Calvin H. Carter, Jr.      11,870,286       73,480
      John W. Palmour            11,869,286       74,480
      Walter L. Robb             11,853,486       90,280
      Michael W. Haley           11,738,686      205,080
      Dolph W. von Arx           11,722,686      221,080
      James E. Dykes             11,715,486      228,280

PROPOSAL NO.2 -- Amendment and Restatement of Articles of Incorporation

                  FOR                         7,543,630
                  AGAINST                       595,781
                  ABSTAINED                      41,635
                  BROKER NON-VOTES            3,762,720

PROPOSAL NO.3 -- To ratify the selection of Ernst & Young LLP as auditors for the fiscal year ending June 27, 1999

                  FOR                        11,613,306
                  AGAINST                        13,091
                  ABSTAINED                      28,369
                  BROKER NON-VOTES              289,000

The matters listed above are described in detail in the Company's definitive proxy statement dated October 1, 1998, for the Annual Meeting of Shareholders held on November 3, 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit  Description
     -------  -----------------------------------------------------------------

      10.1 Amended and Restated Equity Compensation Plan effective December 7, 1998

      10.16 Fourth Amendment to Purchase Agreement between the Company and Siemens AG dated December 16, 1998 (1)

      10.17 Second Amended and Restated Indemnity Agreement between the Company and F. Neal Hunter dated September 25, 1998

      27      Financial Data Schedule

      99.1    Risk Factors

(b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended December 27, 1998.





----------------------
(1)Confidential treatment of portions of this document is being requested pursuant to Rule 24b-2 of the Securities and Exchange Commission.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CREE RESEARCH, INC.

Date: January 28, 1999             /s/ Cynthia B. Merrell
                                   ----------------------------------------
                                   Cynthia B. Merrell
                                   Chief Financial Officer and Treasurer
                                   (Authorized Officer and Chief Financial
                                   and Accounting Officer)