Form 10-Q
period 1999-03-28
CREE RESEARCH INC /NC/
filed 1999-05-11
CIK 895419

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 28, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

The number of shares outstanding of the registrant's common stock, par value $0.005 per share, as of April 7, 1999 was 14,505,689.

                             CREE RESEARCH, INC.
                                  FORM 10-Q

                     For the Quarter Ended March 28, 1999


                                    INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated balance sheets at March 28, 1999 (unaudited)
        and June 28, 1998                                                   3

        Consolidated statements of income for the three and nine
        months ended March 28, 1999 and March 29, 1998 (unaudited)          4

        Consolidated statements of cash flows for the nine months
        ended March 28, 1999 and March 29, 1998 (unaudited)                 5

        Notes to consolidated financial statements (unaudited)              6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          11

Item 3. Quantitative and Qualitative Disclosures of Market Risk            19


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   20

SIGNATURES                                                                 21

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                               CREE RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                         March 28,     June 28,
                                                           1999          1998
                                                        -----------   ----------
                                                        (Unaudited)
ASSETS
Current assets:

     Cash and cash equivalents                           $ 53,302     $ 17,680
     Marketable securities                                     --          657
     Accounts receivable, net                              14,006       10,479
     Inventories                                            3,880        2,543
     Deferred income tax                                      264        1,952
     Prepaid expenses and other current assets                837        1,347
                                                       -----------   -----------
         Total current assets                              72,289       34,658

     Property and equipment, net                           56,171       36,476
     Patent and license rights, net                         1,654        1,525
     Other assets                                           1,348           65
                                                       -----------   -----------
         Total assets                                    $131,462     $ 72,724
                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable, trade                             $  4,840     $  5,595
     Current maturities of long term debt                     --            17
     Accrued salaries and wages                             1,013          391
     Other accrued expenses                                 2,007        1,052
                                                       -----------   -----------
         Total current liabilities                          7,860        7,055
Long term liabilities:
     Long term debt                                           --         8,650
     Deferred income tax                                    2,477        2,154
                                                       -----------   -----------
         Total long term liabilities                        2,477       10,804

Shareholders' equity:
     Preferred stock, par value $0.01; 3,000 shares           --            --
       authorized at March 28, 1999 and 2,750 shares
       authorized at June 28, 1998; none issued and
       outstanding
     Common stock, par value $0.005; 30,000 shares             73           65
       authorized at March 28, 1999 and 14,500 shares
       authorized at June 28, 1998; shares issued and
       outstanding 14,505 and 12,989 at March 28, 1999
       and June 28, 1998, respectively
     Additional paid-in-capital                           107,334       49,676
     Retained earnings                                     13,718        5,124
                                                       -----------   -----------
         Total shareholders' equity                       121,125       54,865
                                                       -----------   -----------
         Total liabilities and shareholders' equity     $ 131,462     $ 72,724
                                                       ===========   ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               CREE RESEARCH, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)
                               Three Months Ended         Nine Months Ended
                            ------------------------  -------------------------
                             March 28,    March 29,     March 28,     March 29,
                               1999         1998          1999          1998
                            ----------   ----------    ----------    ----------
Revenue:

   Product revenue, net      $14,084      $ 8,929        $37,609       $25,298
   Contract revenue, net       1,951        1,742          4,743         5,685
                            ----------   ----------    ----------    ----------
    Total revenue             16,035       10,671         42,352        30,983

Cost of revenue:

   Product revenue             6,794        5,510         18,586        15,875
   Contract revenue            1,503        1,430          3,755         4,679
                            ----------   ----------    ----------    ----------
    Total cost of revenue      8,297        6,940         22,341        20,554
                            ----------   ----------    ----------    ----------

Gross profit                   7,738        3,731         20,011        10,429

Operating expenses:

   Research and development    1,515          367          3,442         1,287
   Sales, general and          1,568        1,041          4,236         3,026
     administrative
   Other expense                 311           31            878           423
                            ----------   ----------    ----------    ----------

    Income from operations     4,344        2,292         11,455         5,693

Interest income, net             347          180            482           513
                            ----------   ----------    ----------    ----------

    Income before income       4,691        2,472         11,937         6,206
    taxes

Income tax expenses            1,314          717          3,343         1,810
                            ----------   ----------    ----------    ----------

    Net income               $ 3,377      $ 1,755        $ 8,594       $ 4,396
                            ==========   ==========    ==========    ==========

Earnings per share:

    Basic                      $0.25        $0.13          $0.65         $0.34
                            ==========   ==========    ==========    ==========

    Diluted                    $0.23        $0.13          $0.61         $0.33
                            ==========   ==========    ==========    ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               CREE RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (In thousands)
                                                        Nine Months Ended
                                                  ------------------------------
                                                    March 28,        March 29,
                                                       1999             1998
                                                  -------------    -------------
                                                           (Unaudited)
Operating activities:

     Net income                                        $8,594          $4,396
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation and amortization                      3,679           3,125
     Loss on disposal of property, equipment and        1,284             326
      patents
     Amortization of patent rights                         86              75
     Amortization and write off of goodwill              --                86
     Proceeds from sale of marketable trading           1,421             421
      securities
     Purchase of marketable trading securities          (234)         (1,500)
     (Gain) loss on marketable trading securities       (141)             333
     Changes in operating assets and liabilities:
        Accounts receivable                           (3,862)           (286)
        Inventories                                   (1,337)           1,373
        Prepaid expenses and other assets                 861           (201)
        Accounts payable , trade                        (986)           (699)
        Accrued expenses                                2,010           1,913
                                                  ---------------   ------------
        Net cash provided by operating activities      11,375           9,362
                                                  ---------------   ------------

Investing activities:
     Purchase of property and equipment              (24,816)         (9,346)
     Proceeds from sale of property and equipment         189             463
     Purchase of patent rights                          (246)           (265)
                                                  ---------------   ------------
        Net cash used in investing activities        (24,873)         (9,148)
                                                  ---------------   ------------

Financing activities:
     (Retirement) proceeds of long-term debt          (8,545)           4,378
     Net proceeds from issuance of common stock        60,285           2,911
     Receipt of Section 16(b) common stock                594            --
      profits
     Repurchase of common stock                       (3,214)           (318)
                                                  ---------------   ------------
        Net cash provided by financing activities      49,120           6,971
                                                  ---------------   ------------

Net increase in cash and cash equivalents              35,622           7,185

Cash and cash equivalents:
     Beginning of period                               17,680          10,448
                                                  ===============   ============
     End of period                                   $ 53,302        $ 17,633
                                                  ===============   ============

Supplemental disclosure of cash flow information:

     Cash paid for interest, net amounts                $ 387           $  48
      capitalized                                 ===============   ============
     Cash paid for income taxes                        $1,563          $  234
                                                  ===============   ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CREE RESEARCH, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Basis of Presentation

The consolidated balance sheet as of March 28, 1999, the consolidated statements of income for the three and nine months ended March 28, 1999 and March 29, 1998, and the consolidated statements of cash flow for the nine months ended March 28, 1999 and March 29, 1998 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flow at March 28, 1999, and all periods presented have been made. The balance sheet at June 28, 1998 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1998 Form 10-K. The results of operations for the period ended March 28, 1999 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Accounting Policies

Fiscal Year

The Company's fiscal year is a 52 or 53 week period ending on the last Sunday in the month of June. Accordingly, all quarterly reporting reflects a 13-week period in fiscal 1999. In fiscal 1998, the Company changed its fiscal year from the twelve months ending June 30, to the 52-week period ending on the last Sunday in the month of June. The Company's current fiscal year will extend from June 29, 1998 to June 27, 1999.

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

As of March 28, 1999, the Company had no short-term investments. At June 28, 1998, all short-term investments were comprised of equity securities that were classified as trading securities, which were carried at their fair value based upon quoted market prices of those investments at June 28, 1998, with net realized and unrealized gains and losses included in net earnings.

As of June 28, 1998, short-term investments consisted of common stock holdings in C3, Inc. ("C3"), the majority of which were bought in November 1997. The Company also purchased additional shares of C3 in September 1998 and acquired 24,601 shares directly from C3 pursuant to the exercise of an option in January 1997. All common shares of C3 held by Cree were subsequently sold during the second and third quarters of fiscal 1999. Realized gains on shares of C3 stock sold by the Company were $13,000 and $140,000, for the three and nine months ended March 28, 1999, respectively. These amounts were recorded as other income. Approximately $32,000 of net loss was recorded to other income (expense) in fiscal 1998.

Long Term Debt

As of March 28, 1999, the Company had paid-off the entire $10 million debt associated with the term loan acquired in November 1997 from a commercial bank to finance the purchase and upfit of a production facility. This loan, which was collateralized by the purchased property, accrued interest monthly at a fixed rate of 8% and carried customary covenants. Proceeds received from the secondary stock offering were used to retire this debt on February 17, 1999.

During the three and nine months ended March 28, 1999, the Company capitalized interest on funds used to construct property, plant and equipment in connection with the facility. Interest capitalized for the three and nine months ended March 28, 1999 was $9,000 and $128,000, respectively.

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

                                          March 28,       June 28,
                                            1999            1998
                                        ------------    ------------
                                               (In thousands)

             Raw materials                $ 1,383           $ 999
             Work-in-progress               1,055             752
             Finished goods                 1,442             792
                                        ------------    ------------
             Total Inventory              $ 3,880         $ 2,543
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

In the second quarter of fiscal 1998 all funding under contracts where the Company anticipated that direct costs would exceed amounts to be funded had been exhausted. Therefore, all funding has been recorded as contract revenue while all direct costs are reported as costs of contract revenue for the three and nine months ended March 28, 1999 and for the three months ended March 29, 1998. For the nine months ended March 28, 1998, approximately $1,427,000 of contract funding had been recorded as an offset to research and development expenses.

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

In September 1998, the Company and Siemens further amended the contract to extend the Purchase Agreement with respect to shipments to be made on or after June 29, 1998. The third amendment obligates the Company to ship, and Siemens to purchase stipulated quantities of both the conductive buffer and the new high brightness LED chips and silicon carbide wafers through fiscal 1999. The agreement also limits Siemens' right to defer shipments to 30% of scheduled quantities for items to be shipped in more than 24 weeks after initial notice and 10% of scheduled quantities for items to be shipped in more than 12 weeks after initial notice. In both cases, Siemens would be required to accept all products within 90 days of the original shipment date. Additionally, the amendment provides for higher per unit prices early in the contract with reductions in unit prices as the cumulative volume shipped increases.

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

Income Taxes

The Company has established an estimated tax provision based upon an effective rate of 28% for fiscal 1999. The estimated tax rate was based on tax reduction strategies being implemented by the Company. The estimated effective rate was based upon projections of income for the fiscal year and the Company's ability to utilize remaining net operating loss carryforwards and other tax credits. However, the actual effective rate may vary depending upon actual pre-tax book income for the year or other factors.

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

                                     Three Months Ended       Nine Months Ended
                                    March 28,   March 29,   March 28,  March 29,
                                       1999       1998         1999       1998
                                    ---------   ---------  ---------- ----------
                                      (In thousands, except per share amounts)

Net income                           $ 3,377     $ 1,755     $ 8,594    $ 4,396
Weighted average common shares        13,633      13,028      13,129     12,808
                                    ---------   ---------   ---------  ---------
Basic earnings per common share      $ 0.25      $ 0.13      $ 0.65     $ 0.34
                                    =========   =========   =========  =========
Net income                           $ 3,377     $ 1,755     $ 8,594    $ 4,396

Diluted weighted average common
  shares:
Common shares outstanding             13,633      13,028      13,129     12,808
Diluted effect of stock options        1,252         473         860        707
  and warrants                      ---------   ---------   ---------  ---------
Total diluted weighted average        14,885      13,501      13,989     13,515
  common shares                     ---------   ---------   ---------  ---------
Diluted earnings per common share    $ 0.23      $ 0.13      $ 0.61     $ 0.33
                                    =========   =========   =========  =========

Potential common shares that would have the effect of increasing diluted income per share are considered to be antidilutive. In accordance with SFAS 128, these common shares were not included in calculating diluted income per share. As of March 28, 1999, there were no potential shares considered to be antidilutive. For the three and nine months ended March 29, 1998, there were 360,000 shares that were not included in calculating diluted income per share because the effect was antidilutive.

Shareholders' Equity

On February 17, 1999, the Company completed a secondary public offering selling 1,495,000 shares of its common stock at a price of $39.38 per share. The Company received net aggregate proceeds of approximately $55.3 million after deducting underwriting discounts and commissions and estimated offering costs. The net proceeds will be used primarily for future plant expansion needs; however, $10 million has been used to repay outstanding debt to a commercial bank.

New Accounting Pronouncements

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 only impacts financial statement presentation as opposed to actual amounts recorded. Other comprehensive income includes all nonowner changes in equity that are excluded from net income. This Statement has no financial statement impact for an enterprise that has no items of other comprehensive income in any period presented. During the three and nine months ended March 28, 1999 and March 29, 1999, the Company had no items of other comprehensive income.

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 changes the way public companies report segment information in annual financial statements and also require those companies to report selected segment information in interim financial statements to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The application of the new rules does not have a significant impact on the Company's financial statements.

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

Subsequent Event

On May 6, 1999, the Company entered into a development agreement with Microvision, Inc. ("MVIS") for research directed at the development of edge-emitting LEDs and laser diodes. MVIS has committed to fund a total of $2,600,000, or $650,000 payable quarterly, to Cree for one year commencing on May 6, 1999. This agreement is extendable at MVIS' option for a second year for an additional commitment of $2,500,000. During the initial term, Cree commits to spend at least $225,000 per quarter for LED objectives. If the costs incurred by Cree toward the program objectives in any fiscal quarter are less than $650,000 or a portion of costs incurred in any fiscal quarter toward LED objectives are less than $225,000, the initial term will be extended for a number of weeks equal to the funding deficit for the year. All costs incurred under the program will be charged as research and development expenses with related funding offsetting these costs. To secure payment of the development fees, MVIS has provided Cree an irrevocable documentary letter of credit issued by a domestic commercial bank. Several milestones have been identified in the development agreement. Cree is obligated to use best efforts to achieve all milestones; however, Cree is not obligated to incur costs in excess of funding paid under the agreement. Failure to achieve milestones will not be grounds for termination of the agreement or to withhold payment of the development fee. Cree has no liability for the failure to achieve any milestone. Any funding received by Cree is nonrefundable. Cree has also granted exclusive rights to MVIS for use of products developed in the program in scanned beam applications for three years after the termination of the agreement (or six years if the extension option is exercised).

On May 6, 1999, the Company purchased 268,600 shares of common stock of Microvision, Inc ("MVIS") in a private equity transaction. The price paid was calculated based on the volume weighted average of the intraday high-low mean for the ten trading days preceding closing or approximately $16.75 per share. MVIS is required to file a registration statement to register these shares within 90 days of the closing. In addition, Cree has agreed not to sell the shares until at least January 6, 2000. Cree will account for its investment in MVIS under FAS 115 as an "available for sale" security.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "anticipate," "believe," "plan," "estimate," "expect," and "intend" or the negative thereof or other variations thereof or comparable terminology. The Company cautions that any such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements. These statements include, but are not limited to, fluctuations in our operating results, production yields in our manufacturing processes, whether we can produce commercial quantities of high brightness blue and green LEDs, our dependence on a few customers, whether we can manage our growth effectively, assertion of intellectual property rights by others, adverse economic conditions, and insufficient capital resources. See Exhibit 99.1 for additional factors that could cause the Company's actual results to differ.

Overview

Cree Research, Inc. is the world leader in developing and manufacturing semiconductor materials and electronic devices made from silicon carbide ("SiC"). We derive the largest portion of our revenue from the sale of blue and green light emitting diode ("LED") products. The Company offers LEDs at two brightness levels -- high brightness blue and green products and standard blue products. The high brightness products, which were introduced to the market in September 1998 in limited quantities, are currently being integrated into our manufacturing facility for full production. During the first nine months of fiscal 1999, margins realized on the high brightness products were substantially lower than those derived from our standard blue LED product as the yield was lower than the standard product. Historically, we have experienced low margins with many new product introductions, and we are working to make improvements to output and yield during the fourth quarter of fiscal 1999. We believe that in order to increase market demand for all of our LED products, we must continue to substantially lower average sales prices. Historically, we have been successful in achieving lower costs for the standard blue product. During the remainder of fiscal 1999, we plan to focus on reducing costs through higher production yields and from higher volumes as fixed costs are spread over a greater number of units.

We derive additional revenue from the sale of advanced materials made from SiC that are used primarily for research and development. We also sell SiC crystals to C3, which incorporates them in gemstone applications. The balance of our revenue is derived from government contract funding. Under various programs, U.S. Government entities provide funding to aid development of our technology.

On September 24, 1997, the Board of Directors changed the Company's fiscal year from the twelve months ending June 30 to a 52 or 53 week year ending on the last Sunday in the month of June. The Company's 1998 fiscal year extended from July 1, 1997 to June 28, 1998.

Results of Operations

Three Months Ended March 28, 1999 and March 29, 1998

Revenue. Revenue grew 50% from $10.7 million in the third quarter of fiscal 1998 to $16.0 million in the third quarter of fiscal 1999. This increase resulted from a 58% rise in product revenue from $8.9 million in the third quarter of fiscal 1998 to $14.1 million in the third quarter of fiscal 1999. Higher product revenue was primarily the result of a 175% increase in unit sales of our LED products in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. This higher volume was somewhat offset by a 38% decline in the average LED sales price received from customers in the third quarter of fiscal 1999 compared with the same period in fiscal 1998. The overall growth in LED volume resulted from strong demand for the standard brightness product and an increased customer base. By significantly lowering the average sales price for LED products, Cree was able to meet customer price points for several new LED applications, which continues to drive additional volume sold. Volume growth and declining average sales prices for the standard brightness product are expected to continue over the next several quarters. While the high brightness production was almost three times greater than units produced in the second quarter of fiscal 1999, these products are not yet fully integrated into our manufacturing process. Although the yield for the high brightness product continues to improve, additional progress will be necessary to meet demand and improve gross margin.

Revenue attributable to sales of SiC materials was 47% higher in the third quarter of fiscal 1999 than in the same period of fiscal 1998. This greater revenue was a result of increased demand for gemstone materials from C3. C3 funded additional capacity at our manufacturing facility in early fiscal 1999, and as a result revenue from sales of gemstone materials increased. Also, revenue from our wafer business grew 23% from the third quarter of fiscal 1998 to the third quarter of fiscal 1999 due to a 24% rise in the number of wafers sold. This increase was caused by a greater acceptance of silicon carbide in the research community and improved product quality. The Company believes that growth in future wafer sales may be slowed as more customers approach the Company for device products rather than wafer materials. This trend is indicative of the Company's special expertise in silicon carbide materials and its success in the development of devices made from those materials. Contract revenue received from U.S. Government agencies increased 12% during the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 due to a significant funding award that was made in the third quarter of fiscal 1999 for microwave development.

Gross Profit. Gross margin climbed to 48% of revenue during the third quarter of fiscal 1999 as compared to 35% during the third quarter of fiscal 1998. This increase is predominantly attributable to design and manufacturing improvements that occurred over the past year resulting in significant reductions in cost. With the introduction of the new conductive buffer LED technology in the fourth quarter of fiscal 1998, we were able to significantly lower costs of production due to the fewer manufacturing steps required with the new chip structure and improved yield. These cost reductions have more than offset declines in the average sales prices of products, primarily LEDs. Wafer costs for SiC material sales also declined 53% during the third quarter of fiscal 1999 over the comparative period due to higher throughput and improved yield. Gross profit in the third quarter of fiscal 1998 was also lower as over $0.4 million of write-downs to inventory were made for the displays business, which has subsequently been de-emphasized.

Research and Development. Research and development expenses increased 313% in the third quarter of fiscal 1999 to $1.5 million from $0.4 million in the third quarter of fiscal 1998. Much of this increase was caused by significantly higher costs for the development of the new high brightness LED products. We anticipate that internal funding for the development of new products will continue to grow in future periods.

Sales, General and Administrative. Sales, general and administrative expenses increased 51% in the third quarter of fiscal 1999 to $1.6 million from $1.0 million in the third quarter of fiscal 1998 due to the general growth of the business. Also, as a result of our increased profitability during the third quarter of fiscal 1999 over the third quarter of fiscal 1998, the profit sharing accrual (which is based on 5% of net income) has also grown by $0.1 million. We anticipate that total sales, general and administrative costs will continue to increase in connection with the growth of our business; however, we believe that as a percentage of revenue they will remain constant or possibly decline.

Other (Income) Expense. Other expenses have increased 903% to $0.3 million during the third quarter of fiscal 1999. In the third quarter of fiscal 1999, we realized impairments to leasehold costs as a result of management's decision to move equipment from our leased facility to our new manufacturing site. There were no write-down charges taken in the third quarter of fiscal 1998.

Interest Income, Net. Interest income, net has increased 93% to $0.3 million in the third quarter of fiscal 1999 from $0.2 million in the third quarter of fiscal 1998 due to the completion of our secondary common stock offering in February 1999. As a result of this offering, the Company raised net proceeds of $55.3 million and issued 1.5 million shares of stock. With the proceeds from this offering, we have been able to maintain a larger balance of cash on hand and therefore realize greater interest income. Cree used a portion of the proceeds to pay-off outstanding debt of $10 million; however, interest expense recorded for the third quarter of fiscal 1999 was still higher than interest expense in the third quarter of fiscal 1998 as a significant portion of that interest was capitalized.

Income Tax Expense. Income tax expense for the third quarter of fiscal 1999 was $1.3 million compared to $0.7 million in the third quarter of fiscal 1998. This increase resulted from increased profitability during the third quarter of fiscal 1999 over the same period of fiscal 1998.

Nine Months Ended March 28, 1999 and March 29, 1998

Revenue. Revenue grew 37% from $31.0 million in the first nine months of fiscal 1998 to $42.4 million in the first nine months of fiscal 1999. This increase was attributable to higher product revenue, which grew 49% from $25.3 million in the first nine months of fiscal 1998 to $37.6 million in the first nine months of fiscal 1999. This rise in product revenue was a result of the 166% increase in unit sales of our LED products in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. This higher volume was somewhat offset by a 39% decline in the average LED sales price received from customers in the first nine months of fiscal 1999 compared with the same period in fiscal 1998. The majority of the growth in LED volume resulted from strong demand for the standard brightness product and an increased customer base. By significantly lowering the average sales price for LED products, Cree was able to meet customer price points for several new LED applications, which continues to drive additional volume sold. Volume growth and declining average sales prices for the standard brightness product are expected to continue over the next several quarters. The high brightness LED production, which began in the first quarter of fiscal 1999, has contributed a 9% increase in volume for the first nine months of fiscal 1999 over the prior year. These products are currently not yet fully integrated into our manufacturing process. Although the yield for the high brightness product continues to improve, additional progress will be necessary to meet demand and improve gross margin.

Revenue attributable to sales of SiC material was 69% higher in the first nine months of fiscal 1999 than in the same period of fiscal 1998 due to a significant increase in sales to C3 for gemstone applications. During the first nine months of fiscal 1998, C3 was in initial stages of operation; therefore, unit sales were limited. C3 also funded additional capacity at our manufacturing facility in early fiscal 1999, and as a result revenue from sales of gemstones increased. Also, sales of SiC wafers increased 38% in the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998, due to quality improvements in wafers, along with the availability of the larger two-inch wafer during fiscal 1999. During the first nine months of fiscal 1999, sales from our displays business declined 96% over the prior year period as we have chosen to de-emphasize this product line. Contract revenue received from U.S. Government agencies declined 17% during the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998, as a significant contract that funded optoelectronic research was exhausted in early fiscal 1999. However, a new significant microwave contract has been funded in the third quarter of fiscal 1999.

Gross Profit. Gross margin climbed to 47% of revenue during the first nine months of fiscal 1999 as compared to 34% during the first six months of fiscal 1998. This increase is predominantly attributable to design and manufacturing improvements that occurred over the past year resulting in significant reductions in cost. With the introduction of the new conductive buffer LED technology in the fourth quarter of fiscal 1998, we were able to significantly lower costs of production due to fewer manufacturing steps required with the new chip structure and improved yield. During the first nine months of fiscal 1998, we introduced a smaller LED chip size and, in December 1997, we began to fabricate devices on a larger two-inch wafer. For much of fiscal 1998, we were still in the process of establishing these new manufacturing designs and had not achieved production efficiency. In addition, the larger two-inch wafer had not been in full production for much of the period; therefore, average die yields during the first nine months of fiscal 1998 were significantly lower. Wafer costs for SiC material sales also declined 53% during the first nine months of fiscal 1999 over the comparative period due to more efficient processes and higher volume throughput. The Company believes that growth in future wafer sales may be slowed as more customers approach the Company for device products rather than wafer materials. This trend is indicative of the Company's special expertise in silicon carbide materials and its success in the development of devices made from those materials. Gross profit for the first nine months of fiscal 1998 was also lower as $0.4 million of write-downs to inventory were made for the displays business, which has subsequently been de-emphasized.

Research and Development. Research and development expenses increased 167% in the first nine months of fiscal 1999 to $3.4 million from $1.3 million in the first nine months of fiscal 1998. Much of this increase was caused by significantly higher costs for the development of the new high brightness LED product. We anticipate that internal funding for the development of new products will continue to grow in future periods.

Sales, General and Administrative. Sales, general and administrative expenses increased 40% in the first nine months of fiscal 1999 to $4.2 million from $3.0 million in the first nine months of fiscal 1998 due primarily to the overall growth in our business. In addition, during the second quarter of fiscal 1998, Cree expenses benefited from two one-time insurance refunds. As a result of the dismissal of a securities class action lawsuit in November 1997, Cree was reimbursed $0.2 million for costs incurred in connection with the lawsuit. Most of these expenses were recorded in fiscal 1997. In addition, we received a $0.2 million reimbursement of medical expenses due to a negotiated cost cap in a partially self-funded insured health plan. As a result of our increased profitability during the first nine months of fiscal 1999 over the first nine months of fiscal 1998, the profit sharing accrual (which is based on 5% of net income) has also grown by $0.3 million. We anticipate that total sales, general and administrative costs will increase in connection with the growth of our business; however, we believe that as a percentage of revenue they will remain constant or possibly decline.

Other (Income) Expense. Other expenses have increased 108% to $0.9 million during the first nine months of fiscal 1999 from $0.4 million for the first nine months of fiscal 1998 due to higher write-downs of fixed assets. In the first nine months of fiscal 1999, we realized impairments to leasehold costs as a result of management's decision to move equipment from our leased facility to our new manufacturing site.

Interest Income, Net. Interest income, net has decreased 6% to $0.5 million in the first nine months of fiscal 1999 from $0.5 million in the first nine months of fiscal 1998 due to interest expense incurred and lower cash balances maintained for a majority of the nine months ended March 28, 1999. The completion of our secondary common stock offering in February 1999 provided $55.3 million; however, for the majority of the nine-month period, these proceeds were not included in investible cash balances. Cree used a portion of the proceeds to pay-off outstanding debt of $10 million; however, interest expense recorded for the first nine months of fiscal 1999 was still higher than interest expense in the third quarter of fiscal 1998. A significant portion of interest incurred in fiscal 1998 was capitalized.

Income Tax Expense. Income tax expense for the first nine months of fiscal 1999 was $3.3 million compared to $1.8 million in the first nine months of fiscal 1998. This increase resulted from increased profitability during the first nine months of fiscal 1999 over fiscal 1998. Our effective tax rate during the first nine months of fiscal 1999 was 28% compared to 29% in the first nine months of fiscal 1998.

Liquidity and Capital Resources

We have funded our operations to date through sales of equity, bank borrowings and revenue from product and contract sales. On February 17, 1999, the Company completed an underwritten secondary public offering of its common stock in which the Company sold 1,495,000 new shares sold at a price of approximately $39.38 per share. There were no selling shareholders. The Company received net aggregate proceeds from the secondary offering of approximately $45.3 million after deducting underwriting discounts and commissions and estimated offering costs and the payoff of long term debt. The Company expects that the majority of these funds will continue to be used to expand facilities and equipment capacity for the manufacturing plant in Durham, North Carolina. The remainder will be used for general corporate purposes, including working capital. A portion of the net proceeds may also be used to acquire or invest in complementary businesses. Although the Company from time to time evaluates potential acquisitions of and investments in such businesses and anticipates continuing to make such evaluations, the Company has no present commitments or agreements with respect to the acquisition of or investment in another business other than the equity purchase of MVIS. Pending such uses, the proceeds will be invested in short-term interest bearing securities and other instruments in compliance with the Company's investment policy. As of March 28, 1999, we had working capital of approximately $64.4 million, including $53.3 million in cash and cash equivalents.

Operating activities generated $11.4 million in cash during the first nine months of fiscal 1999. This was attributable primarily to net income of $8.6 million and other non-cash expenses of $5.0 million. These amounts were partly offset by an increase of $3.9 million in account receivables, a $1.3 million rise in inventory and a $1.0 million decrease in accounts payable. Cash also increased by $2.0 million relating to a rise in accrued expenses. Cash generated by operating activities for the nine months ended March 29, 1998 was $9.4 million. Cash was generated primarily from net income of $4.4 million and other non-cash expenses of $3.6 million. Operating activities in the first nine months of fiscal 1998 also benefited from a $1.4 million reduction in inventory and a $1.9 million increase in accrued expenses.

The majority of the $24.8 million of cash used by investing activities in the first nine months of fiscal 1999 was related to expenditures associated with the continued construction of our new manufacturing facility in Durham, North Carolina and equipment capacity increases made throughout the plant. We have spent approximately $5.0 million for the new clean room facility, which was completed in April 1999. We also increased manufacturing capacity by adding new equipment to support the epitaxial deposition and crystal growth processes. In February, Cree acquired an 80-acre tract of land near our existing facility for $1.5 million. This land will provide expansion capabilities for future growth, including providing space for a second manufacturing facility at a remote site. We are currently expanding our facility for new crystal growth and test and packaging areas. These additions will allow the Company to consolidate all LED and wafer manufacturing facilities to one site. Approximately $5-8 million of additional expenditures are expected to complete these projects. In addition, in order to meet anticipated growth in LED and wafer sales and provide expanded facilities for our new microwave product line; the Company anticipates a second phase of expansion to facilities and equipment to begin in early fiscal 2000. We anticipate total costs for these expenses to be between $15 and $18 million.

The $49.1 million of cash provided by financing activities in the first nine months of fiscal 1999 related primarily to the proceeds from the secondary public offering and exercises of stock warrants and stock options from the Company's employee stock option plan. These cash proceeds were offset by a net $8.5 million outflow for the pay-off of long-term debt to a commercial bank (the $10.0 million balance less $1.5 million received in early fiscal 1999 from the commercial bank) and a $3.2 million cash outlay for the repurchase of our common stock. This stock was repurchased at an average price of $13.68. The stock warrants exercised was distributed in connection with the Company's September 1995 private placement and had an exercise price of $27.23. As of March 28, 1999, warrants remained outstanding to purchase 147,750 shares; these warrants will expire in September 2000.

The Company believes that existing cash, along with cash generated from operations, will be sufficient to meet the Company's capital requirements for at least the next twelve months.

Impact of the Year 2000

State of Readiness

We have adopted a Year 2000 compliance plan and formed a team of information technology professionals assigned the task of identifying and resolving any Year 2000 issues that may affect our business. Our compliance plan had four phases: inventory, assessment, remediation and testing. We have now completed all phases including a complete inventory for all of our computer systems; computer related equipment and equipment with embedded processors, as well as our products. We have completed the assessment with respect to all of our systems and have determined that our products are of a nature that they are not subject to failure as a result of Year 2000 issues. All necessary repairs and testing needed to ready systems for Year 2000 compliance is completed. Although we cannot control whether and how third parties will address the Year 2000 issue, we also are in the process of contacting critical vendors and suppliers to assess their ability to ensure smooth delivery of products without disruptions caused by Year 2000 problems.

Costs

We have not prepared estimates of costs to remediate Year 2000 problems; however, based on the results of our assessment of systems, we do not believe that the costs associated with Year 2000 compliance will have a material adverse effect on our business, results of operations or financial condition.

Year 2000 Risks

Although we believe that our Year 2000 compliance plan is adequate to address Year 2000 concerns, there can be no assurance that we will not experience negative consequences as a result of undetected defects or the non-compliance of third parties with whom we interact. Furthermore, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of corrections as the Year 2000 compliance plan is, performed. If realized, these risks could result in an adverse effect on our business, results of operations and financial condition.

We believe that our greatest risk stems from the potential non-compliance of our suppliers. We depend on a limited number of suppliers for certain raw materials, components and equipment necessary for the manufacture of our products. Accordingly, if those suppliers are unable to process or fill our orders or otherwise interact with us because of Year 2000 problems, we could experience material adverse effects to our business. We are in the process of assessing the Year 2000 status of our suppliers and are investigating alternative sources of supply. As a consequence of our dependence on limited sources of supply, we generally maintain a significant inventory of certain critical materials and require suppliers to keep certain amounts of inventory available for us; however, there can be no assurance that we will have enough materials on hand to continue production without interruption in the event one or more of our suppliers experiences Year 2000 problems that affect its (their) ability to supply us. Any supply chain disruptions would affect our ability to manufacture our products, which could result in material adverse consequences to our business, results of operations and financial condition.

Contingencies

We have not yet developed a contingency plan to address what would happen in the event that we are unable to address the Year 2000 issue. The contingency plan will be addressed after the inquiry of vendors and customers is completed.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of March 28, 1999, the Company had no investments in equity securities; however, on May 6, 1999, the Company acquired an equity position in MVIS and will therefore continue to experience a market risk for equity price change. In addition, the $10 million term loan from a commercial bank, which accrued interest at 8%, has been repaid as of February 17, 1999. Therefore, the Company is no longer subject to market risk for interest rates.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit  Description

      27      Financial Data Schedule

      99.1    Risk Factors (1)

(b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended March 28, 1999.



-------------------------------

(1) Incorporated by reference herein. Filed as an exhibit to the Company's quarterly report filed on Form 10-Q with the Securities and Exchange Commission on January 28, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CREE RESEARCH, INC.

Date: May 11, 1999                  /s/  Cynthia B. Merrell
                                    --------------------------------------------
                                    Cynthia B. Merrell
                                    Chief Financial Officer and Treasurer
                                    (Authorized Officer and Chief Financial
                                    and Accounting Officer)