Form 10-K
period 1999-06-27
CREE RESEARCH INC /NC/
filed 1999-08-12
CIK 895419

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 27, 1999

                             CREE RESEARCH, INC.
            (Exact name of registrant as specified in its charter)

     North Carolina               0-21154                    56-1572719
     (State or other       (Commission File No.)          (I.R.S. Employer
      jurisdiction                                     Identification Number)
    of incorporation)

               4600 Silicon Drive, Durham, North Carolina  27703
                    (Address of principal executive offices)

                                (919) 313-5300
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None
         Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $0.0025 par value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of August 2, 1999 was approximately $794,388,471 (based on the closing sale price of $29.375 per share).

The number of shares of the registrant's Common Stock, $0.0025 par value per share, outstanding as of August 2, 1999 was 29,258,464.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 2, 1999 are incorporated by reference into Part III.

                              CREE RESEARCH, INC
                                  FORM 10-K

                   For the Fiscal Year Ended June 27, 1999

                                    INDEX

Part I                                                                   Page

Item  1.   Business........................................................3
Item  2.   Properties.....................................................19
Item  3.   Legal Proceedings..............................................19
Item  4.   Submission of Matters to a Vote of Security Holders............19

Part II

Item  5    Market for Registrant's Common Equity and Related
           Stockholder Matters............................................19
Item  6.   Selected Financial Data........................................20
Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................21
Item  8.   Financial Statements and Supplementary Data....................30
Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures...........................50

Part III

Item 10.   Directors and Executive Officers of the Registrant.............50
Item 11.   Executive Compensation.........................................50
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.....................................................50
Item 13.   Certain Relationships and Related Transactions.................50

Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K....................................................51

SIGNATURES ...............................................................53

                                    PART I

Item 1.  Business

INTRODUCTION
------------

Cree Research, Inc., a North Carolina corporation, was established in 1987 to commercialize silicon carbide, or SiC, semiconductor wafers and devices. Today, Cree is the world leader in developing and manufacturing semiconductor materials and electronic devices made from SiC and other wide bandgap compound semiconductor products. Using its proprietary compound semiconductor technology, the Company produces light emitting diodes, or LEDs, for use in automotive and liquid crystal display, or LCD, backlighting, indicator lamps, full color LED displays and other lighting applications. The Company also manufactures SiC crystals used in the production of unique gemstone products and SiC wafers sold for research directed to optoelectronics, microwave and power applications. Cree has recently introduced the first of a family of radio frequency, or RF, and microwave devices for use in wireless base stations, radar systems and other commercial and military applications. These products are expected to be available on a sample basis during fiscal 2000. SiC-based compound semiconductor devices offer significant advantages over competing products based on silicon, gallium arsenide, or GaAs, and other materials for certain electronic applications. The Company has new product initiatives based on SiC, including additional RF and microwave devices, larger and clearer crystals for moissanite gemstones, blue laser diodes for optical storage applications and power devices for power conversion or switching uses.

BACKGROUND
----------

Most semiconductor devices are fabricated on wafers made from silicon crystals. Silicon evolved as the dominant semiconductor material because it is relatively easy to grow into large, single crystals and is suitable for fabricating numerous electronic devices. Alternative materials, such as GaAs, have emerged to enable the fabrication of new devices with characteristics that could not be obtained using silicon, including certain RF, microwave, LED, laser and other optoelectronic devices. However, GaAs, silicon and other widely used semiconductor materials have certain physical and electronic characteristics that limit their usefulness in many applications. For example, silicon and GaAs-based semiconductors are not suitable for the fabrication of short wavelength optoelectronic devices. In addition, the power handling capabilities of silicon and GaAs-based microwave transistors can limit the power and performance of microwave systems used in many commercial and military aerospace applications. Furthermore, few silicon or GaAs devices can operate effectively at temperatures above 400 degrees F. This is a major limitation in applications such as advanced electronic systems for high power electric motors, jet engines and satellites.

Substantial research and development efforts have been undertaken to explore the properties of other potential semiconductor materials. These efforts have identified few candidate materials that are capable of being grown as low defect single crystals (a requirement in the production of most semiconductors) which also possess physical and electronic properties that meaningfully increase device performance over products fabricated from semiconductor materials in general use. Of the few potential candidates, the properties of SiC make it an excellent material for extending existing semiconductor device technology where high power, high temperature or short wavelengths are important for performance.

SiC OVERVIEW
------------

SiC has many physical characteristics that make the material very difficult to produce. For example, in a typical semiconductor manufacturing process, the semiconductor material is grown in single crystal form and sliced into wafers. The wafers are then polished and chemically etched, coated with a thin film containing controlled levels of impurities and fabricated into devices. Because SiC can form many different atomic arrangements and must be grown at process temperatures above 3,500 degrees F, it is difficult to grow large single crystals that are homogeneous in structure. In addition, the high temperatures required to grow SiC make the control of impurity levels in SiC crystals and thin films difficult. "Micropipes," or small diameter holes, may appear in the crystals during crystal growth, affecting the electrical integrity of the wafer and reducing the usability of portions of the wafer for certain applications. Furthermore, slicing and polishing SiC wafers is hindered by the intrinsic hardness of the material. Similarly, its inherent chemical resistance makes SiC a difficult material to etch.

Many of the same physical characteristics that make SiC difficult to produce also make it an excellent material for certain semiconductor applications. The following characteristics distinguish SiC from conventional silicon and GaAs-based semiconductor materials, resulting in significant advantages for many applications in which the production hurdles can be overcome:

WIDE ENERGY BANDGAP. Bandgap is the amount of energy required to move an electron from the valence band to the conduction band. SiC is classified as a "wide bandgap" semiconductor material, meaning that more energy is required for ionization. Electronic devices made from this material can operate more efficiently and at much higher temperatures than devices made from other common semiconductor materials.

HIGH BREAKDOWN ELECTRIC FIELD. The "breakdown electric field" is the amount of voltage per unit distance that a material can withstand and still effectively operate as a semiconductor device. SiC has a much higher breakdown electric field than silicon or GaAs. This characteristic allows SiC devices to operate at much higher voltage levels. Additionally, it allows SiC power devices to be significantly smaller while carrying the same as or greater power levels than comparable silicon and GaAs-based devices.

HIGH THERMAL CONDUCTIVITY. SiC is an excellent thermal conductor compared to other commercially available semiconductor materials. This feature enables SiC-based devices to operate at high power levels and still dissipate the excess heat generated.

HIGH SATURATED ELECTRON DRIFT VELOCITY. SiC has a "saturated electron drift velocity" higher than that of silicon or GaAs. The saturated electron drift velocity is the maximum speed at which electrons can travel through a material. This characteristic, combined with a high breakdown electric field, allows the fabrication of SiC-based microwave transistors that operate at significantly higher power levels than current silicon and GaAs-based devices.

ROBUST MATERIAL. SiC has an extremely high melting point and is one of the hardest known materials in the world. SiC is also extremely resistant to chemical breakdown and can operate in hostile environments. As a result, SiC can withstand much higher electrical pulses and is much more radiation-resistant than silicon or GaAs.

GEMOLOGICAL APPEAL. In the gemstone industry, SiC is known as moissanite. Its high refractive index and dispersion give it "diamond-like" sparkle or fire. In addition, its hardness allows superior faceting and wear resistance compared to many gemstone materials.

THE CREE SOLUTION
-----------------

Through its proprietary technology and over 10 years of development and manufacturing experience, Cree has succeeded in overcoming difficulties in processing SiC for commercial use. The Company introduced its first product in October 1989 and currently is the leading manufacturer of SiC wafers and SiC-based blue and green LED products in the world. The Company believes that its proprietary process techniques and the inherent attributes of SiC give Cree significant advantages over competing products for certain electronic and gemological applications. These advantages include:

BLUE AND GREEN LIGHT EMISSION. Cree produces high efficiency blue and green LEDs using gallium nitride, or GaN, a wide bandgap material, and other nitrides grown on SiC substrates. Most other manufacturers of nitride-based LEDs use sapphire substrates. The conductive properties of SiC enable Cree to fabricate a simpler, smaller LED chip as compared to competing LEDs grown on sapphire substrates. Cree has also demonstrated and is continuing development of GaN-based blue laser diodes grown on SiC. The principal advantages of SiC over other substrate materials for blue laser diodes are its high electrical and thermal conductivity and its ability to be cleaved, providing an excellent surface for laser light emission.

ENABLING SUBSTRATE PROPERTIES. The inherent attributes of SiC as a substrate enable researchers to work on developing new optoelectronic, microwave and power devices that offer significant advantages over competing products and which could not be produced as effectively on other substrate materials. The Company manufactures SiC wafers for both internal use and sale to external development programs to further new product development. The Company continues to develop larger substrates with lower defect densities, which should drive further device development and strengthen SiC's economic advantages in certain applications.

GEMSTONE MATERIAL PROPERTIES. Cree manufactures SiC crystals that are used to produce moissanite gemstones. The combination of SiC's optical properties (high refractive index and dispersion) and robust material properties give these gemstones both diamond-like sparkle or fire and hardness characteristics. Cree continues to develop larger and higher quality SiC crystals for this application.

HIGH POWER RF AND MICROWAVE OPERATIONS. The Company has demonstrated SiC RF and microwave transistors that can operate at much higher voltages than silicon or GaAs because of SiC's high breakdown electric field, allowing much higher power operation at high frequencies. Higher power SiC devices can allow the fabrication of SiC-based RF transmitters with less circuit complexity and higher total output power. These same advantages exist for microwave devices made using GaN on SiC substrates, which can also operate at much higher frequencies than SiC-only devices. In the fourth quarter of fiscal 1999, the Company introduced its first RF power transistor product, a SiC metal semiconductor field effect transistor or MESFET device, which is the first in a planned family of RF power transistor products designed for wireless and broadcast applications. The Company is continuing development of additional RF and microwave devices for use in wireless base stations, radar systems and other commercial and defense-related applications.

HIGH POWER, HIGH VOLTAGE OPERATION. Cree is developing SiC power diodes and switches that are able to operate at higher power densities than currently used semiconductor materials because of the much higher breakdown electric field of SiC. In addition, Cree believes that its SiC power devices will be able to operate with lower resistive losses and lower switching losses than those made with silicon or GaAs.

PRODUCTS
--------

All of Cree's products are an outgrowth of its SiC technology. The following chart illustrates the Company's existing products and user applications for which these products are being used or marketed:

    PRODUCT                       USER APPLICATIONS

    Blue and green LEDs           o Backlighting such as automotive
                                    dashboards and LCDs, including wireless
                                    handsets
                                  o Large indoor full color displays, such as
                                    arena video screens
                                  o Large outdoor full color displays
                                  o White light products to replace miniature
                                    incandescent bulbs, such as those used in
                                    automobile map lights
                                  o Traffic signals
    SiC wafers and crystals       o Research and development for new
                                    semiconductor applications (wafers)
                                  o Gemstones (crystals)
    SiC RF transistors and        o Communication systems and other power
    wireless base station           applications
    amplifiers

The Company's  products are  manufactured in a six-part  process which includes:
SiC crystal growth, wafer slicing, polishing, epitaxial deposition, fabrication and testing. SiC crystals are grown using a proprietary high temperature process designed to produce uniform crystals in a single crystalline form. Crystals used for moissanite gemstones exit the manufacturing process at this stage. Crystals used for other products are then sliced into wafers. The wafers are polished and then processed using the Company's proprietary epitaxial deposition technology, which essentially consists of growing thin layers of SiC, GaN or other material on the polished wafer, depending on the nature of the device under production. SiC wafer products may leave the manufacturing process either after polishing or epitaxy. Following epitaxy, LED and microwave chips are fabricated in a clean room environment. The final steps include testing and packaging for shipment to the customer. In manufacturing its products the Company depends substantially on its custom-manufactured equipment and systems, some of which is manufactured internally and some of which the Company acquires from third parties and customizes itself.

BLUE AND GREEN LEDs

LEDs are solid-state chips used in miniature lamps in everyday applications such as indicator lights on printers, computers and other equipment. LEDs generally offer substantial advantages over small incandescent bulbs, including longer life, lower maintenance cost and energy consumption, and smaller space requirements. Groups of LEDs can make up single or multicolor electronic displays. Prior to the introduction of Cree's blue LED product in 1989, blue LEDs could not be produced in volumes necessary for commercialization. Since then, Cree has developed several generations of blue LED products, including a more robust conductive buffer chip that is easier to build into lamps and has a lower unit price than competing products. The commercial availability of the blue LED, together with red and green, has enabled the development of full color LED lamps and video displays.

The Company believes that LEDs made from SiC substrates provide the following benefits over those made with competing substrates: 1) an industry standard vertical chip structure requiring a single wire bond that results in faster LED assembly and reduced cost, 2) a smaller chip size compatible with industry trends toward package miniaturization, 3) the industry's highest specification for electrostatic discharge resistance that reduces the cost, engineering effort and time to qualify LEDs at customer production sites and 4) a lower priced outdoor capable product.

Presently, the Company's LED chips are used for backlighting purposes, such as automotive dashboards and LCD displays, including wireless handsets. In addition, they are used in office equipment indicator lighting, full color video display technology, such as arena video replay boards, moving message advertising and informational signs. The Company's standard blue LED products are primarily used in indoor applications. In September 1998, the Company first began shipping brighter blue and green LEDs that offer a lower cost, higher efficiency LED solution for existing applications that require a higher brightness. These products, which were introduced generally in May 1999, are used for backlighting purposes, where low power consumption is critical, such as LCD displays for wireless handset applications, and for traffic signals and outdoor full color displays.

In November 1998, Cree announced a new product line built on its blue LED products for use in solid-state white light applications. By passing blue or near ultraviolet LED output through certain conversion materials such as phosphors or polymers, blue light is converted into white light. Cree currently sells blue LEDs to a customer who produces the white light conversion LED. Commercial products incorporating Cree's chips for white light conversion are backlighting applications for automobile dashboards and instrumentation and LCD backlighting for wireless handsets. Other applications for white light LEDs include miniature incandescent lighting, such as map lights, automobile trunk lights and small flashlights.

The Company supplies blue and green LED chips to LED component manufacturers who assemble the chip into a lamp and then manufacture solid-state lighting components to supply OEMs. LED products represented 51%, 48% and 53% of our revenue for the fiscal years ended June 27, 1999, June 28, 1998 and June 30, 1997, respectively.

MATERIALS PRODUCTS

Cree manufactures SiC wafers for sale to corporate, government and university programs that use SiC for developing electronic components. SiC wafers are distributed directly to these parties. These customers utilize the material as the basis for research in optoelectronic, microwave and high power devices. Each order may be sold as a bare wafer or customized by adding epitaxial films, depending upon the nature of the customer's development program. For the past several years, the Company has worked to improve the quality of its wafers while increasing their size. During fiscal 1999, the Company achieved significant improvement in wafer quality for its two-inch sized wafers. Cree is currently developing a three-inch sized wafer product.

Single crystalline SiC has characteristics that are similar to diamond, including properties relating to hardness and brilliance. Through a proprietary process, Cree manufactures SiC crystals in near colorless form for use in gemstones. The Company sells SiC crystals directly to C3 Inc. ("C3"), a company which was founded to develop gemstone products from SiC crystals. C3 cuts and polishes the product to fabricate diamond-like gemstones targeted at customers who desire affordable high quality jewelry. During the first half of fiscal 1999, Cree significantly expanded crystal growth capacity for C3 to meet increased volume requirements. Cree has recently agreed to an additional capacity expansion that is planned through the first half of fiscal 2000. The potential for increasing demand depends on Cree's ability to meet C3's requirements for color, clarity and yield. Consequently, Cree has agreed to focus development efforts on improving its manufacturing processes to increase crystal size and volume, as well as to develop crystals with higher quality. Future demand also is dependent on C3's ability to cut, facet and effectively market its gemstone products. SiC produced for gemstone applications is distributed directly to C3. Wafer and other material products represented 38%, 34% and 24% of our revenue for the fiscal years ended June 27, 1999, June 28, 1998 and June 30, 1997, respectively.

MICROWAVE TRANSISTORS

In June 1999, Cree announced the first of a family of SiC-based RF and microwave transistor products designed to be a part of the power amplification process. A second phase of transistor products is scheduled for release to production in fiscal 2000. The Company expects that these products will be sold to a variety of amplifier producers, including wireless base stations and digital broadcast applications. While distribution of samples will commence in early fiscal 2000, the Company believes that these products will be sold in limited quantities during fiscal 2000, as design cycles for the target applications are generally several months. There can be no assurance that such producers or other customers will be able to develop applications in the near future that will require commercial production of the Company's RF products or that such products will be successful in the market.

PRODUCTS UNDER DEVELOPMENT
--------------------------

The Company believes that the inherent physical characteristics of SiC make it an excellent material for many new semiconductor applications. The Company is dedicated to creating new applications using SiC and has products currently under development in each of the areas described below. The following chart illustrates the potential user applications for each area of product development:

    PRODUCT CATEGORY         POTENTIAL USER APPLICATIONS

    High power RF and        o Amplifier systems for wireless applications,
    microwave devices          such as personal communication systems, or
                               PCS base stations and digital broadcast
                             o Radar systems
    Power devices            o Industrial motor controls
                             o Electric vehicles
                             o Lighting ballasts
                             o Factory robotics
                             o Locomotive applications
                             o Solid-state power transmission
    Blue and ultraviolet     o High density optical storage, such as CDs and
    lasers                     DVDs
    High temperature devices o Automotive and aerospace electronics

HIGH POWER RF AND MICROWAVE DEVICES

The Company is currently developing SiC-based high power transistors that operate at radio and microwave frequencies. The Company believes these devices will have applications in wireless phone base stations, high power solid-state broadcast systems for television and radio and radar search and detection equipment.

In June 1999, Cree introduced the first of a family of RF and microwave transistor products. As discussed above, the Company continues to develop other SiC-based transistor devices that are expected for prototype distribution during fiscal 2000. All of these products are designed to amplify power in several applications. These devices are expected to be used for frequency band applications from 400 megahertz to 2.5 gigahertz, including PCS base station networks. The Company believes that SiC transistors offer advantages over current silicon and GaAs-based devices for certain applications due to greater output power per transistor. The higher output power available from SiC devices is expected to allow wireless systems to use fewer transistors per base station resulting in less complex circuitry and lower cost.

Cree is also developing GaN-based microwave transistors on SiC substrates that are targeted for higher frequency applications (10 to 30 gigahertz). During fiscal 1999, the Company reported the demonstration of GaN on SiC transistors that operated with an output power of 9.0 watts at 7.4 gigahertz. The Company also reported a record high power density of 6.9 watts per millimeter at 10 gigahertz on smaller GaN devices. The Company believes this power density is the highest publicly reported for a solid-state field-effect transistor operating in this frequency range and is substantially higher than that achieved with equivalent silicon or GaAs-based devices. The Company does not anticipate that a commercial device capable of emitting power at this level will be available in the near term.

POWER DEVICES

The Company is developing prototype high power devices that have many potential uses. Such devices could be employed in applications involving power conditioning as well as power switching. SiC-based power devices have the potential to handle significantly higher power densities than existing silicon-based devices. In addition, SiC devices are expected to operate at significantly higher temperatures and voltages with superior switching capabilities. These devices are expected to yield substantial power savings due to reductions in energy losses made possible by the devices' high efficiency. Potential applications include power drive components for electric vehicles, lighting ballast components, industrial motor controls and power conditioning for high voltage power transmission. In early fiscal 1999, the Company entered into a three-year project with Kansai Electric Power Company, one of the largest power companies in the world, for development of SiC-based devices for use in power transmission networks.

BLUE AND ULTRAVIOLET LASER DIODES

The Company continues to focus on the development of blue and ultraviolet laser diodes. SiC's inherent attributes, including its natural cleavability and high thermal conductivity, make it an excellent material for blue laser applications. The storage capacity of optical disk drives can be increased significantly by utilizing a laser diode capable of emitting short wavelength light. The Company has demonstrated a blue laser diode, fabricated from GaN and related materials on SiC substrates, which has a shorter wavelength than that of the red or infrared lasers used today. The Company believes that the shorter wavelength of blue light could potentially result in storage capacity for optical disk drives that is significantly greater than the capacity permitted by red light. This increased storage capacity could lead to advances in CD-ROM data storage and audio and video compact disc applications. Currently, the Company is the only U.S.-based firm to have demonstrated the continuous wave operation of a blue laser diode at room temperature on SiC; however, there is still substantial work needed to produce a blue laser suitable for commercial applications. During fiscal 1999, Cree entered into a one-year development agreement with Microvision, Inc. ("MVIS"). This agreement provides $2.6 million of funding for research in edge-emitting LEDs and laser diodes. At MVIS' option, this agreement may be extended for an additional year for $2.5 million.

HIGH TEMPERATURE DEVICES

In certain applications for microwave and power devices, the ability of SiC to operate at higher temperatures than comparable silicon devices can be a major advantage. Thus, Cree is currently developing high temperature versions of these devices. These devices would be used for applications in high temperature environments or environments with limited cooling or heat sinking, including potential applications in the automotive, energy and aerospace industries. Cree is also working on high temperature sensors, as well as analog and digital circuits that could be used to amplify low level sensor signals directly in a jet engine or other high ambient temperature environment. Such devices could also find use in applications such as down hole drilling equipment. Although Cree has developed prototype devices, additional development work is needed to achieve commercial viability.

GOVERNMENT CONTRACT FUNDING
---------------------------

Cree derives a portion of its revenue from funding from research contracts with the U.S. government. For the fiscal years ended June 27, 1999, June 28, 1998 and June 30, 1997, government funding represented 11%, 18% and 23% of total revenue, respectively. These contracts typically cover work performed over several months up to three years. While the U.S. government is interested in Cree's development of SiC materials and SiC-based devices, there can be no assurance that the Company will enter into any additional government contracts, or that they will be profitable or produce contract revenue. In addition, there can be no assurance that after any such contracts are entered into, changing government regulations will not significantly alter the benefits of such contracts. These contracts may be modified or terminated at the convenience of the government. The contracts generally provide that Cree may elect to obtain title to inventions made in the course of research, with the government retaining a nonexclusive license to practice such inventions for government purposes.

RESEARCH AND DEVELOPMENT
------------------------

The Company believes that its ability to maintain its position as a leading supplier of SiC material and SiC-based semiconductor products, will depend on its ability to enhance existing products and to continue developing new products incorporating the latest improvements in SiC technology. Accordingly, the Company is committed to investing significant resources in research and development.

The Company continually conducts research aimed at improving the quality of its crystals and wafers and enhancing its epitaxial film deposition (wafer coating) process. Cree believes that these research and development efforts will benefit all of the Company's products. The Company believes it can increase the diameter of its wafers while lowering manufacturing costs and permitting the development of more complex devices. Key determinants that will enable the manufacture of more complex devices, such as power semiconductors, are the substrate quality and wafer size. Epitaxial thickness, lower defect density and the elimination of variation are important factors to yield improvement, marketability and lower cost. In moving to larger wafer sizes, the Company is focusing on how to stabilize the process to repeatedly grow larger diameter crystals with minimal defects. The two-inch wafer size, which Cree introduced in fiscal 1998, is considered a minimum standard for certain fabrication and development facilities. Cree is expected to produce three-inch wafers in fiscal 2000 and has begun development of larger wafer sizes.

During fiscal years 1999, 1998 and 1997, the Company spent $9.4 million, $8.6 million and $9.7 million, respectively, for direct expenditures relating to research and development activities. Offsetting these expenditures were $6.6 million, $8.2 million and $8.7 million, respectively, of U.S. government funding for direct and indirect research and development expenses. In addition, certain customers have also sponsored research activities related to the development of new products. During fiscal years 1999, 1998 and 1997, customers spent $4.5 million, $3.5 million and $66,000, respectively, for product research and development activities.

SOURCES OF RAW MATERIALS
------------------------

The Company depends on a limited number of suppliers for certain raw materials, components and equipment used in its SiC products and LEDs, including certain key materials and equipment used in its crystal growth, wafering, polishing, epitaxial deposition, device fabrication and device test processes. The Company generally purchases these limited source items pursuant to purchase orders and has no guaranteed supply arrangements with its suppliers. In addition, the availability of these materials, components and equipment to the Company is dependent in part on the Company's ability to provide its suppliers with accurate forecasts of its future requirements. The Company endeavors to maintain ongoing communication with its suppliers to guard against interruptions in supply and, to date, generally has been able to obtain adequate supplies in a timely manner from its existing sources. However, any interruption in the supply of these key materials, components or equipment could have a significant adverse effect on the Company's operation.

PATENTS AND PROPRIETARY RIGHTS
------------------------------

The Company since its inception has been a leader in the development of SiC materials and devices made using SiC. It seeks to protect its proprietary technology by applying for patents where appropriate and in other cases by preserving the technology and related know-how and information as trade secrets. The Company has also from time to time acquired, through license grants or assignments, rights to patents on inventions originally developed by others.

At August 2, 1999, the Company owned 46 issued U.S. patents. These patents expire between 2008 and 2017. Forty-two of the patents are owned by the Company alone and the remainder, which resulted from research and development agreements with other firms, are owned jointly with the other parties to such agreements. The Company also owns corresponding patents and patent applications in certain foreign countries it considers significant or potentially significant markets.
In addition, the Company owns pending U.S. and foreign patent applications relating to inventions developed by the Company or acquired from third parties.

The Company holds an exclusive license from North Carolina State University ("N.C. State") to 10 U.S. patents, and to corresponding foreign patents and applications, that relate to SiC materials and device technology, including a process to grow single crystal SiC. The license was granted pursuant to an agreement executed by the Company and N.C. State in 1987. This license gave the Company a worldwide, fully paid, exclusive license to manufacture, use and sell products and processes covered by the claims of patent applications filed by N.C. State relating to the licensed inventions. Ten U.S. patents were subsequently issued with respect to the applications, with expiration dates between 2007 and 2009. Twelve of the foreign applications have been issued with expiration dates from 2006 to 2013. The U.S. government holds a non-exclusive license to practice the inventions for government purposes.

The Company has also entered into other license agreements with N.C. State, and with the licensing agencies of other universities, under which the Company has obtained rights to practice inventions claimed in various patent applications pending in the U.S. and other foreign countries.

For proprietary technology which is not patented or otherwise published, the Company seeks to protect the technology and related know-how and information as trade secrets and to maintain it in confidence through appropriate non-disclosure agreements with employees and others to whom the information is disclosed. There can be no assurance that these agreements will provide meaningful protection against unauthorized disclosure or use of the Company's confidential information or that our proprietary technology and know-how will not otherwise become known or independently discovered by others. The Company also relies upon other intellectual property rights such as copyright where appropriate.

Because of rapid technological developments in the semiconductor industry, the patent position of any semiconductor materials or device manufacturer, including that of the Company is subject to uncertainties and may involve complex legal and factual issues. Consequently, there can be no assurance that patents will be issued on any of the pending applications owned or licensed to the Company or that claims allowed by any patents issued or licensed to the Company will not be contested or invalidated. In the past, the U.S. patent that the Company licenses from N.C. State relating to growth of SiC was subject to a reissue proceeding; however, that patent was successfully reissued. Currently, a corresponding European patent is being opposed, which means that the Company could lose patent protection in Europe for this particular method.

There is likewise no assurance that patent rights owned or exclusively licensed to the Company will provide significant commercial protection since issuance of a patent does not prevent other companies from using alternative, non-infringing technology. Further, the Company earns a material amount of its revenues in overseas markets. While the Company holds and has applied for patent protection for certain of its technologies in these markets, there can be no assurance that it will obtain protection in all commercially significant foreign markets or that the Company's intellectual property rights will provide adequate protection in all such markets.

Frequent claims and litigation involving patents and intellectual property rights are common in the semiconductor industry. Litigation may be necessary in the future to enforce the Company's intellectual property rights or to defend the Company against claims of infringement, and such litigation can be protracted and costly and divert the attention of key personnel. There can be no assurance that third parties will not attempt to assert infringement claims against the Company with respect to our current or future products. The Company has been notified from time to time of assertions that its products or processes may be infringing patents or other intellectual property rights of others. We cannot predict the occurrence of future assertions of infringement or the extent to which such assertions may require the Company to seek a license under the rights asserted. Likewise, we cannot predict the occurrence of future assertions that may prevent the Company from selling products or result in litigation.

SALES AND MARKETING
-------------------

The Company actively markets its products through targeted mailings, telemarketing, select advertising and attendance at trade shows. The Company generally uses an executive sales approach, relying predominantly on the efforts of senior management and a small direct sales staff for worldwide product sales. The Company believes that this approach is preferable in view of its current customer base and product mix, particularly since the production of lamp and display products incorporating LED chips is concentrated among a relatively small number of manufacturers. However, the Company departs from this approach for sales to certain Asian countries. In Japan, the Company markets its LED products and SiC wafers through its distributors Sumitomo Corporation ("Sumitomo") and Shin-Etsu Handotai Co. Ltd. ("Shin-Etsu"). The Company also uses sales representatives to market its LED products in Hong Kong, China and Korea. The Company sells SiC crystal materials for use in gemstone applications directly to C3 under an exclusive supply agreement.

CUSTOMERS
---------

During fiscal 1999, revenues from Siemens A.G., C3 and the Department of Defense each accounted for more than 10% of total revenue. The loss of Siemens, C3, or the Department of Defense's business would have a material adverse effect on the results of operations if the Company were unable to replace the lost revenue. For the year ended June 28, 1998, revenue from Siemens, C3 and the Department of Defense each accounted for more than 10% of total revenue. For the year ended June 30, 1997, Siemens and the Department of Defense revenues each accounted for more than 10% of total revenue. For financial information about foreign and domestic sales, please see Note #2, "Summary of Significant Accounting Policies" to the Company's consolidated financial statements included in Item 8 of this report.

BACKLOG
-------

As of June 27, 1999, the Company had a firm backlog of approximately $37.1 million consisting of approximately $25.6 million of product orders and $11.5 million of executed research contracts with the U.S. Government. Some of the funds for executed research contracts with the U.S. Government have been awarded but may not be appropriated. This compares to a firm backlog level of $12.6 million as of June 28, 1998, which consisted of approximately $7.2 million of product orders and approximately $5.4 million of executed research contracts with the U.S. Government. We expect the entire backlog to be filled during fiscal 2000, with the exception of approximately $5.6 million in U.S. government funded contracts.

COMPETITION
-----------

The semiconductor industry is intensely competitive and is characterized by rapid technological change, price erosion and intense foreign competition. The Company believes that it currently enjoys a favorable position in the existing markets for SiC-based products and materials primarily as a result of its proprietary SiC-based technology. However, the Company faces actual and potential competition from a number of established domestic and international compound semiconductor companies. Many of these companies have greater engineering, manufacturing, marketing and financial resources than the Company.

The Company's primary competition for the blue and green LED products comes from companies that market blue and green LEDs fabricated on sapphire substrates. These competitors market blue and green

LED products that are as bright or brighter than the Company's high brightness blue and green LED devices. These companies have historically been successful in the market for outdoor display applications because of the brightness demands of outdoor displays, as well as the decreased price sensitivity of the outdoor display market. Cree believes its brighter blue and green LEDs will enable it to compete successfully in this market because they can be used in the same applications at a lower cost than competing products.

The Company believes that its approach to manufacturing blue and green LEDs from SiC substrates offers a more cost-effective design and process than its competitors. Cree's smaller chip design, which is compatible with industry trends for package miniaturization, enables the diode to use less material and permits more devices to be fabricated on each wafer processed, lowering the cost per unit. In addition, the Company's industry standard vertical chip structure allows manufacturers to package the LED on the same production line as other green, amber and red LEDs, eliminating the need for special equipment necessary for chips made from sapphire substrates. Furthermore, Cree's SiC-based devices can withstand a much higher level of electrostatic discharge ("ESD") than existing sapphire-based products and therefore are more suitable for applications that require high ESD emission ratings, such as automotive applications.

The Company believes that other firms (including certain of our customers) may seek to enter the blue and green LED market in the future. For example, Siemens and Shin-Etsu have licensed certain of our LED technology, which may facilitate their entrance into our LED markets. We believe that Siemens is currently producing LEDs using Cree's licensed technology. The market for SiC wafers is also becoming competitive, as other firms have in recent years begun offering SiC wafer products or announced plans to do so.

ENVIRONMENTAL REGULATION
------------------------

The Company is subject to a variety of governmental regulations pertaining to chemical and waste discharges and other aspects of our manufacturing process. For example, we are responsible for the management of the hazardous materials we use and dispose of hazardous waste resulting from our manufacturing process. The proper handling and disposal of such hazardous material and waste requires us to comply with certain government regulations. We believe we are in full compliance with such regulations, but any failure to comply, whether intentional or inadvertent, could have an adverse effect on our business.

EMPLOYEES
---------

As of June 27, 1999, the Company employed 390 people, all of which are located in the United States. None of the Company's employees are represented by a labor union or subject to collective bargaining agreements. The Company believes relations with its employees are strong.

CERTAIN BUSINESS RISKS AND UNCERTAINTIES
----------------------------------------

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND WE MAY NOT BE ABLE TO MAINTAIN OUR EXISTING GROWTH RATE.

Although we have had significant revenue and earnings growth in recent quarters, we may not be able to sustain these growth rates and we may experience significant fluctuations in our revenue and earnings in the future.

Our operating results will depend on many factors, including the following:
    o our ability to develop, manufacture and deliver products in a timely and cost-effective manner;
    o whether we encounter low levels of usable product produced during each manufacturing step (our "yield");
    o our ability to expand our  production of SiC wafers and devices;
    o demand for our products or our customers' products;
    o competition; and
    o general industry and global economic conditions.

Our future operating results could be adversely affected by these or other factors. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.

IF WE EXPERIENCE POOR PRODUCTION YIELDS, OUR OPERATING RESULTS MAY SUFFER.

Our SiC products are manufactured using technologies that are highly complex. Our customers incorporate our products into high volume applications such as automotive dashboards, wireless handsets, full color video displays and gemstones, and they insist that our products meet exact specifications for quality, performance and reliability.

The number of usable crystals, wafers and devices that result from our production processes can fluctuate as a result of many factors, including but not limited to the following:

    o impurities in the materials used;
    o contamination of the manufacturing environment;
    o equipment failure, power outages or variations in the manufacturing process;
    o losses  from  broken  wafers  or  other  human  error; and
    o defects in packaging.

Because many of our manufacturing costs are fixed, if our yields decrease our operating results would be adversely affected. For this reason, we are constantly trying to improve our yields. In the past, we have experienced difficulties in achieving acceptable yields on new products, which has adversely affected our operating results. We may experience similar problems in the future and we cannot predict when they may occur or their severity. These problems could significantly affect our future operating results.

IF WE ARE UNABLE TO PRODUCE ADEQUATE QUANTITIES OF OUR HIGH BRIGHTNESS LEDs, OUR OPERATING RESULTS MAY SUFFER.

We believe that higher volume production of high brightness blue and green LEDs will be important to our future operating results. Achieving greater volumes requires improved production yields for these products. Successful production of these products is subject to a number of risks, including the following:

    o our ability to consistently manufacture these products in volumes large enough to cover our fixed costs and satisfy our customers' requirements; and
    o our ability to improve our yields and reduce the costs associated with the manufacture of these products.

Our inability to produce adequate quantities of our high brightness blue and green products would have a material adverse effect on our business, results of operations and financial condition.

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON THE DEVELOPMENT OF NEW PRODUCTS BASED ON OUR CORE SIC TECHNOLOGY.

Our future success will depend on our ability to develop new SiC solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner and we must secure production orders from our customers. The development of new SiC products is a highly complex process, and we have historically experienced delays in completing the development and introduction of new products. Products currently under development include high power radio frequency and microwave devices, power devices, blue laser diodes and high temperature devices. The successful development and introduction of these products depends on a number of factors, including the following:

    o achievement of technology breakthroughs required to make commercially viable devices;
    o the accuracy of our predictions of market requirements and evolving standards;
    o acceptance of our new product designs; o the availability of qualified development personnel;
    o our timely completion of product designs and development;
    o our ability to develop repeatable processes to manufacture new products in sufficient quantities for commercial sales; and
    o acceptance of our customers' products by the market.

If any of these or other factors become problematic, we may not be able to develop and introduce these new products in a timely or cost-efficient manner.

WE DEPEND ON A FEW LARGE CUSTOMERS.

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. We expect that trend to continue. For example, for fiscal 1999 our top five customers accounted for 81% of our total revenue. Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them. The concentration of our revenues with a few large customers makes us particularly dependent on factors affecting those customers. For example, if demand for their products decreases, they may stop purchasing our products and our operating results will suffer. If we lose a large customer and fail to add new customers to replace lost revenue, our operating results may not recover.

WE FACE CHALLENGES RELATING TO EXPANSION OF OUR PRODUCTION AND MANUFACTURING FACILITY.

In order to increase production at our new facility, we must add critical new equipment, move existing equipment and complete the construction and upfit of buildings. Expansion activities such as these are subject to a number of risks, including unforeseen environmental or engineering problems relating to existing or new facilities or unavailability or late delivery of the advanced, and often customized, equipment used in the production of our products, and delays in bringing production equipment on-line. These and other risks may affect the construction of new facilities, which could adversely affect our business, results of operations and financial condition.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE.

The market for our products is highly competitive. Although we believe our SiC-based LEDs offer substantial advantages, competitors currently sell blue and green LEDs made from sapphire wafers that are brighter than the high brightness LEDs we currently produce. In addition, we believe that other firms (including certain of our customers) may seek to enter the blue and green LED market in the future. For example, Siemens and Shin-Etsu license certain of our LED technology, which may facilitate their entrance into our LED markets. The market for SiC wafers is also becoming competitive as other firms have in recent years begun offering SiC wafer products or announced plans to do so.

Also, other firms may develop new or enhanced products that are more effective than those of the Company. These firms may develop technology that produces commercial products with characteristics similar to SiC-based products, but at a lower cost. Many existing and potential competitors have far greater financial, marketing and other resources than we do. We believe that present and future competitors will aggressively pursue the development and sale of competing products. We also expect significant competition for products we are currently developing, such as those for use in microwave communications.

We expect competition to increase. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

WE RELY ON A FEW KEY SUPPLIERS.

We depend on a limited number of suppliers for certain raw materials, components and equipment used in manufacturing our SiC products, including key materials and equipment used in critical stages of our manufacturing processes. We generally purchase these limited source items with purchase orders, and we have no guaranteed supply arrangements with such suppliers. If we were to lose such key suppliers, our manufacturing efforts could be hampered significantly. Although we believe our relationship with our suppliers is good, we cannot assure you that we will continue to maintain good relationships with such suppliers or that such suppliers will continue to exist.

IF GOVERNMENT AGENCIES OR OTHER CUSTOMERS DISCONTINUE THEIR FUNDING FOR OUR RESEARCH AND DEVELOPMENT OF SIC TECHNOLOGY, OUR BUSINESS MAY SUFFER.

In the past, government agencies and other customers have funded a significant portion of our research and development activities. If this support is discontinued or reduced, our ability to develop or enhance products could be limited and our business, results of operations and financial condition could be adversely affected.

LIMITATIONS ON THE PROTECTION OF OUR INTELLECTUAL PROPERTY.

Our intellectual property position is based in part on patents owned by us and patents exclusively licensed to us by N.C. State. The licensed patents give us rights to our SiC crystal growth process. The issued U.S. patents we own will expire between 2008 and 2017. The expiration dates on the U.S. patents we license from N.C. State run from 2007 to 2009. We have obtained a number of corresponding patents and patent applications in certain foreign jurisdictions. We intend to continue to file patent applications in the future, where appropriate, and to pursue such applications with U.S. and foreign patent authorities, but we cannot be sure that any other patents will be issued on such applications or that our patents will not be contested. In the past, the U.S. patent that the Company licenses from N.C. State relating to growth of SiC was subject to a reissue proceeding; however, that patent was successfully reissued. Currently, a corresponding European patent is being opposed, which means that the Company could lose patent protection in Europe for this particular method. Also, because issuance of a valid patent does not prevent other companies from using alternative, non-infringing technology, we cannot be sure that any of our patents (or patents issued to others and licensed to us) will provide significant commercial protection. In addition to patent protection, we also rely on trade secrets and other non-patented proprietary information relating to our product development and manufacturing activities. We try to protect this information with confidentiality agreements with our employees and other parties. We cannot be sure that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.

OUR OPERATIONS COULD INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. We cannot predict the extent to which we may be required to seek licenses or, if required, whether such licenses will be offered or offered on acceptable terms or that disputes can be resolved without litigation. Litigation to determine the validity of infringement, or claims alleged by third parties, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation is ultimately determined in our favor.

WE ARE SUBJECT TO RISKS FROM INTERNATIONAL SALES.

Sales to customers located outside the U.S. accounted for about 62%, 74% and 79% of our revenue in fiscal 1999, 1998 and 1997, respectively. We expect that revenue from international sales will continue to be a significant part of our total revenue. International sales are subject to a variety of risks, including risks arising from currency fluctuations, the emergence of the Euro, trading restrictions, tariffs, trade barriers and taxes. Also, future U.S. Government or military export restrictions could limit or prohibit sales to customers in certain countries because of their uses in military or surveillance applications. Because all of our foreign sales are denominated in U.S. dollars, our products become less price competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to place orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will be subject to foreign exchange fluctuations.

WE FACE RISKS CONCERNING YEAR 2000 ISSUES.

We are evaluating all of our internal computers, computer equipment and other equipment with embedded technology against Year 2000 concerns. Although we believe our planning efforts are adequate to address our Year 2000 concerns, it is still possible that we could experience negative consequences and material cost caused by undetected errors or defects in the technology used in our internal systems. Our most significant Year 2000 risk is that the systems of other parties on which we rely, specifically our key suppliers, will not be compliant on a timely basis. Any disruption in delivery of supplies to us that is caused by a third party's failure to address Year 2000 issues would affect our ability to manufacture our products, which could result in a material adverse effect on our business, operating results and financial condition. At this time, we are unable to estimate the most likely worst-case effects of the arrival of the Year 2000.

Item 2.  Properties

The Company operates its own facilities in Durham, North Carolina. Direct control over SiC crystal growth, wafering, epitaxial deposition, device fabrication and test operations allows the Company to shorten its product design and production cycles and to protect its proprietary technology and processes. In November 1997, the Company acquired its present manufacturing facility, a 30-acre industrial site in Durham, North Carolina, consisting of a 139,000 square foot production facility and 33,000 square feet of service and warehouse buildings. Cree is currently constructing an addition to the main production facility containing 42,000 square feet. The Company also recently purchased a 79-acre site close to its present facility for potential future expansion.

The Company currently leases space for some of its manufacturing facilities, which occupy 21,900 square feet in Durham, North Carolina. This lease expires in December 2001. In addition, the Company also leases approximately 13,200 square feet in a separate building in Durham, North Carolina, that is expected to be used for research and development projects. This lease expires in August 2000. The Company also leases a small administrative office. This lease expires in December 1999.

Item 3.  Legal Proceedings

The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect either upon the Company's business, operating results or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock Market Information. The Company's common stock is traded in the NASDAQ National Market and is quoted under the symbol "CREE". The following table sets forth, for the quarters indicated, the high and low bid prices as reported by NASDAQ. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                                FY 1999*                    FY 1998*
                                --------                    --------
                           High          Low            High         Low
                           ----          ---            ----         ---
    First Quarter        $ 8.750       $ 5.250        $10.250      $ 5.875
    Second Quarter       $23.500       $ 6.813        $14.750      $ 7.813
    Third Quarter        $26.625       $15.125         $9.813      $ 6.750
    Fourth Quarter       $36.688       $18.625         $8.813      $ 7.000

     *As adjusted for the two-for-one split effective on July 26, 1999.

Holders and Dividends. There were approximately 387 holders of record of the Company's common stock as of August 2, 1999.

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

Item 6.  Selected Financial Data

The consolidated statement of operations data set forth below with respect to the years ended June 27, 1999, June 28, 1998 and June 30, 1997, and the consolidated balance sheet data at June 27, 1999 and June 28, 1998 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the years ended June 30, 1996 and 1995 and the consolidated balance sheet data at June 30, 1997, 1996 and 1995 are derived from audited consolidated financial statements not included herein. All share amounts have been restated to reflect the Company's two-for-one stock split effective July 26, 1999.

                      Selected Consolidated Financial Data
                      (In thousands, except per share data)

                                                    Years Ended
                                   --------------------------------------------
                                   June 27, June 28, June 30, June 30, June 30,
                                     1999     1998     1997     1996     1995
                                   -------- -------- -------- -------- --------
Statement of Operations Data:
Product revenue, net               $53,464  $34,891  $ 19,823 $ 9,689  $ 5,989
Contract revenue, net                6,586    7,640     6,535   3,945    3,011
License fee income                    --       --       2,615   1,423      --
                                   --------------------------------------------
Total revenue                       60,050   42,531    28,973  15,057    9,000

Income (loss) from continuing       12,702    6,275     3,542     243     (17)
operations

Net income per share, basic          $0.47    $0.24     $0.14   $0.01    $0.00
Net income per share, dilutive       $0.45    $0.23     $0.13   $0.01    $0.00

Weighted average shares             28,432   26,987    26,251  25,230   20,734
outstanding

                                                    Years Ended
                                   --------------------------------------------
                                   June 27, June 28, June 30, June 30, June 30,
                                     1999     1998     1997     1996     1995
                                   -------- -------- -------- -------- --------
Balance Sheet Data:
Working capital                    $60,222  $27,603  $21,013  $18,596  $ 9,971
Total assets                       144,217   72,724   50,137   43,796   20,924
Long-term obligations                4,650   10,804    1,638      --       --
Shareholders' equity              $130,022  $54,865  $45,125  $40,672  $19,504

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins, and anticipated expense levels, as well as other statements, including words such as "may," "will," "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Certain Business Risks and Uncertainties" in
Item 1 of this report, as well as other risks and uncertainties referenced in this report.

OVERVIEW
--------

We are the world leaders in developing and manufacturing semiconductor materials and electronic devices made from SiC. We recognize product revenue at the time of shipment or in accordance with the terms of the relevant contract. We recognize the largest portion of our revenue from the sale of blue and green LED products. We offer LEDs at two brightness levels- high brightness blue and green products and standard blue products. Our LED devices are utilized by end users for automotive backlighting, LCD backlighting (including wireless handsets), indicator lamps, miniature white lighting, indoor sign and arena displays, outdoor full color stadium displays, traffic signals and other lighting applications. LED products represented 51% of our revenue in fiscal 1999 and 48% in fiscal 1998.

We also derive revenue from the sale of advanced materials made from SiC that are used primarily for research and development. We also sell SiC crystals to C3, which incorporates them in gemstone applications. During late fiscal 1998 and fiscal 1999, C3 purchased equipment from us, which has more than doubled the capacity for the production of crystals for C3. Sales of advanced materials made from SiC represented 38% of our revenue in fiscal 1999 and approximately 34% during fiscal 1998.

The balance of our revenue, 11% for fiscal 1999 and 18% for fiscal 1998 is derived from government contract funding. Under various programs, U.S. Government entities further the development of our technology by supplementing our research and development efforts. All resulting technology remains our property after the completion of the contract, subject to certain license rights retained by the government. Contract revenue includes funding of direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which we expect funding to exceed direct costs over the life of the contract. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract (i.e., certain cost-share arrangements), we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

In June 1999, Cree announced the first of a family of RF and microwave transistor products made from SiC and designed for use in a variety of power amplification processes. A second phase of transistor products is expected to be available in fiscal 2000. The Company expects that these products will be marketed to a variety of amplifier producers, including wireless base stations and digital broadcast applications. While distribution of samples will commence in early fiscal 2000, during fiscal 2000 the Company believes that these products will be sold in limited quantities as design cycles for the target applications are generally several months. There can be no assurance that customers will be able to develop applications in the near future that will require commercial production of the Company's RF products or that such products will be successful in the market.

RESULTS OF OPERATIONS
---------------------

The following table shows our statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                                      YEARS ENDED
                                          -----------------------------------
                                          June 27,      June 28,     June 30,
                                            1999          1998         1997
                                          --------      --------     --------
Revenue:
   Product revenue, net......               89.0%         82.0%        68.4%
   Contract revenue, net.....               11.0          18.0         22.6
   License fee income........                --            --           9.0
                                          --------      --------     --------
      Total revenue..........              100.0         100.0        100.0

Cost of Revenue:
   Product revenue, net......               44.9          51.1         46.2
   Contract revenue, net.....                8.2          14.7         19.7
                                          --------      --------     --------
      Total cost of revenue..               53.1          65.8         65.9
                                          --------      --------     --------
Gross margin.................               46.9          34.2         34.1

Operating expenses:
   Research and development..                7.4           4.2          6.3
   Sales, general and
    administrative...........               10.1           9.6         14.9
   Other expense.............                1.8           1.2          2.2
                                          --------      --------     --------
   Income from operations....               27.6          19.2         10.7
Interest income, net.........                1.8           1.7          2.1
                                          --------      --------     --------
   Income before income taxes               29.4          20.9         12.8
Income tax expense...........                8.2           6.1          0.6
                                          --------      --------     --------
   Net income................               21.2%         14.8%        12.2%
                                          ========      ========     ========


FISCAL YEARS ENDED JUNE 27, 1999 AND JUNE 28, 1998

Revenue

Revenue grew 41% from $42.5 million in fiscal 1998 to $60.1 million in fiscal 1999. This increase was attributable to higher product revenue, which rose 53% from $34.9 million in fiscal 1998 to $53.5 million in fiscal 1999. This increase in product revenue was a result of the 62% rise in sales of our LED products and 58% increase in materials revenue in fiscal 1999 compared to fiscal 1998, respectively.

Growth in LED volume resulted from the introduction of the new high brightness devices and improvements in the product design of and strong demand for the standard brightness product. While we continue to improve our manufacturing process and yields on our high brightness products, we must continue to significantly increase our production output to meet the growing demands of our customers. We believe that our LED products are particularly attractive to the marketplace due to our low prices and industry standard vertical structure. During fiscal 1999, LED volume grew 160% while average sales prices declined 38%.

We expect that in order to increase market demand for all of our LED products, we must continue to lower average sales prices, although pricing is anticipated to be more stable in fiscal year 2000 than prior years. Historically, we have been successful in matching lower sales prices with lower costs. During fiscal 2000, we plan to focus on reducing costs through higher production yields and from greater volumes as fixed costs are spread over a greater number of units. In September 1996, we entered into an agreement with Siemens where Siemens agreed to purchase our blue LED chips. In December 1998, this agreement was amended to provide for additional shipments of LED products through September 1999 and was assigned to an indirect subsidiary of Siemens, OSRAM Opto
Semiconductors GmbH & Co. ("Osram"), effective as of January 1, 1999. This contract calls for declining prices based on an increase in the number of units shipped. This pricing structure is common with customers in the semiconductor industry and prior agreements with Siemens. Siemens (including its Osram subsidiary) accounted for 37% of our revenue for fiscal 1999 and 40% in fiscal 1998. We are currently negotiating a new purchase agreement with Osram.

Our high brightness LED products, which were introduced during fiscal 1999, continue to be ramped up to high volume production in our manufacturing facility. During the fourth quarter of fiscal 1999, revenue from high brightness products made up more than 25% of total LED revenue. We believe sales from these products will surpass our standard brightness product during fiscal year 2000; however, there can be no assurance that the product volume will increase or yield improvements will be made to do so.

Revenue attributable to sales of SiC material was 58% higher in fiscal 1999 than in the same period of fiscal 1998 due to a significant increase in sales to C3 for gemstone applications and strong demand for wafer products. During fiscal 1998, C3 was in initial stages of operation; therefore, unit sales were limited. Revenue from sales of SiC wafers were higher in fiscal 1999 as compared to fiscal 1998, due to quality improvements in wafers, along with the availability of the larger two-inch wafer during fiscal 1999.

During fiscal 1999, sales from our displays business declined 96% from the prior year period as we have chosen to discontinue this product line. Contract revenue received from U.S. Government agencies also declined 14% during fiscal 1999 compared to fiscal 1998, as a significant contract that funded optoelectronic research was exhausted in early fiscal 1999. We anticipate contract revenue to increase slightly in fiscal 2000 as additional contract awards have been received in late fiscal 1999.

Gross Profit

Gross margin climbed to 47% of revenue during fiscal 1999 as compared to 34% during fiscal 1998. This increase is predominantly attributable to design and manufacturing improvements that occurred over the past year resulting in significant reductions in cost. With the introduction of the new conductive buffer LED technology in the fourth quarter of fiscal 1998, we were able to significantly lower costs of production due to fewer manufacturing steps required with the new chip structure and improved yield. During the first six months of fiscal 1998, we introduced a smaller LED chip size and, in December 1997, we began to fabricate devices on a larger two-inch wafer. During much of fiscal 1998, we were still in the process of establishing these new manufacturing designs and had not achieved production efficiency. In addition, the larger two-inch wafer had not been in full production for much of fiscal 1998; therefore, average die yields were significantly lower.

During fiscal 1999, margins realized on the high brightness products were lower than those derived from our standard blue LED product, as the yield from the manufacturing process was less than our standard product. Historically, we have experienced lower margins with many new product introductions. While we continue to make improvements to output and yield, the high brightness products may continue to pressure margins in the short term if we are not able to meet our yield objectives.

Average wafer costs for SiC material sales also declined 32% during fiscal 1999 over the comparative period due to more efficient processes and improved yield.

Research and Development

Research and development expenses increased 150% in fiscal 1999 to $4.4 million from $1.8 million in fiscal 1998. Much of this increase was caused by significantly higher costs for the initial development of the new high brightness LED products. In May of 1999, the company signed a $2.6 million agreement with MVIS for the development of edge-emitting LEDs and blue laser diodes. As development costs are incurred under this contract, funding from MVIS is offset against these expenses. During fiscal 1999, approximately $0.5 million of funding from MVIS was offset against research and development expenses. The remaining $2.1 million of funding is anticipated to be applied to research and development expenses in fiscal 2000. We expect that including the offset of MVIS funds in fiscal 2000, research and development expenses will remain relatively stable compared to fiscal 1999 amounts.

Sales, General and Administrative

Sales, general and administrative expenses increased 47% in fiscal 1999 to $6.1 million from $4.1 million in the fiscal 1998 due primarily to the general growth in our business. In addition, in fiscal 1998 two insurance events were recorded that reduced expenses by $0.4 million. As a result of the dismissal of a securities class action lawsuit in November 1997, we were reimbursed $0.2 million for costs incurred in connection with the lawsuit. Most of these expenses were recorded in fiscal 1997. In addition, we received a $0.2 million reimbursement of medical expenses due to a negotiated cost cap in a partially self-funded insured health plan. Also as a result of our increased profitability during fiscal 1999 over fiscal 1998, the profit sharing accrual (which was based on 5% of operating income) has grown $0.4 million. We anticipate that total sales, general and administrative costs will increase in connection with the growth of our business; however, we believe that as a percentage of revenue they will remain constant or possibly decline.

Other Expense

Other expense increased 107% to $1.1 million during fiscal 1999 from $0.5 million in fiscal 1998. During fiscal 1999, we realized impairments to leasehold costs as a result of management's decision to move equipment from our leased facility to our new manufacturing site. We also wrote-off other assets that had no future value to the Company. These write-offs were slightly offset by income recognized under our equipment build-out agreement with C3. In fiscal 1998 and 1999, we sold equipment manufactured by us to C3 at cost plus an overhead allocation equivalent to that recognized on our government contracts. The reimbursement by C3 of actual manufacturing costs was recorded as a reduction in fixed assets, while the overhead allocation portion of the funds offset "Other expense."

Interest Income, net

Interest income, net has increased 45% to $1.1 million in fiscal 1999 from $0.7 million in fiscal 1998 due to higher average cash balances being available in fiscal 1999 as a result of a public stock offering completed in February 1999. A portion of the proceeds received from the offering was used to repay all debt that was outstanding; therefore during much of the third quarter and all of the fourth quarter of fiscal 1999, there was no interest expense incurred. In November 1997, we obtained a term loan from NationsBank to fund the acquisition and construction of our manufacturing facility in Durham, North Carolina. Most of that interest was capitalized during fiscal 1998.

Income Tax Expense

Income tax expense for fiscal 1999 was $4.9 million compared to $2.6 million in fiscal 1998. This increase resulted from increased profitability during fiscal 1999 over fiscal 1998. Our effective tax rate during fiscal 1999 was 28% compared to 29% in fiscal 1998.

FISCAL YEARS ENDED JUNE 28, 1998 AND JUNE 30, 1997

Revenue

Revenue increased 47% from $29.0 million in fiscal 1997 to $42.5 million in fiscal 1998. A significant portion of the rise was attributable to the 132% increase in LED volume sold pursuant to an amendment to the purchase agreement with Siemens. This agreement and two subsequent amendments provided $6.8 million in additional revenue in fiscal 1998 over fiscal 1997. This significant increase in volume sold was offset by a 32% decline in our average sales price per LED sold.

Wafer and other materials revenue increased 110% in fiscal 1998 over fiscal 1997 due to a 29% increase in wafer volume associated with greater interest in the worldwide research community for SiC-based products, as well as revenues from C3. C3 activity grew as a result of the execution in July 1997 of the new supply agreement and development agreement. Revenues for the displays business increased 37% in fiscal 1998 over fiscal 1997 due to increased interest among customers for indoor video displays.

Contract revenue increased 17% to $7.6 million during fiscal 1998 as compared to fiscal 1997, as a result of a change in the mix of funding from available contracts. Contracts funded for fiscal 1997 included a higher amount of proceeds recognized under two cost-share arrangements. For these arrangements, funds are recorded as a reduction in research and development expense rather than as contract revenue. As funds associated with these two programs were exhausted during fiscal 1998, we shifted our resources to programs under a cost-plus or catalog price arrangement, in which funding is recorded as contract revenue. Therefore contract revenue was higher in fiscal 1998 than 1997.

Included in revenue for fiscal 1997 is a one-time license fee of $2.6 million. This license fee was earned pursuant to a License and Technology Transfer Agreement entered into in September 1996 with Shin-Etsu. Pursuant to this agreement, we granted Shin-Etsu a license to use certain epitaxial and device fabrication process technology for the manufacture of our blue LED product. We did not record any license fee revenue during fiscal 1998.

Gross Profit

Our gross profit increased 47% to $14.6 million in fiscal 1998 over fiscal 1997. Our gross margin was 34% for both fiscal 1998 and fiscal 1997. License fees, which have no corresponding cost, were included in fiscal 1997 results. Without license fee revenue, gross profit would have been $7.3 million or 28% of revenue for fiscal 1997. The overall increase in gross profit in fiscal 1998 resulted from higher revenue and lower LED and material costs per unit. The lower LED and wafer costs were recognized due to higher throughput, which more effectively utilized capacity and yield efficiencies. The greater throughput enabled us to spread fixed cost investments over a larger volume of product. Greater yield in LED applications resulted from a combination of a new smaller die size and a new larger two-inch diameter wafer and in the fourth quarter of fiscal 1998, the introduction of the conductive buffer technology. Yield was also higher for LED and materials due to plant processing efficiency and a higher quality of wafer materials used in these products.

The cost of contract revenue has increased in fiscal 1998 over fiscal 1997, due to the change in the mix of funding from available contracts. Costs for fiscal 1997 included a higher amount of expenses recognized under two cost-share arrangements. For these arrangements, costs are recorded as research and development expenses rather than cost of contract revenue. When funding under these two contracts was completed in the second quarter of fiscal 1998, all resources were shifted to cost-plus and catalog priced contracts, where expenses are recorded as a cost of contract revenue.

Research and Development

Research and development costs decreased by 3% to approximately $1.8 million in fiscal 1998 from approximately $1.8 million in fiscal 1997 due to a reduction in work performed under two cost-share contracts to further the blue laser research. These cost-share contracts concluded during the first half of fiscal 1998. Additionally, research and development costs for fiscal 1997 included a one-time write-off of $0.1 million for the closure of our Eastern European Division, located in St. Petersburg, Russia.

Sales, General and Administrative Expenses

Sales, general and administrative expenses decreased 4% to $4.1 million for fiscal 1998 from $4.3 million in fiscal 1997 due to the receipt of two one-time insurance payments. As a result of the dismissal in November 1997 of a securities class action lawsuit filed in October 1996, we were reimbursed $0.2 million from our insurance carrier for costs incurred in defense of the suit. In addition, as a result of a negotiated cost cap, we received a $0.2 million reimbursement of medical expenses that were incurred under a partially self-funded insured health plan. As a percentage of revenue, these costs have decreased to 10% in fiscal 1998 from 15% in fiscal 1997.

Other Expense

In fiscal 1998, other expenses included a net loss recorded on the write-down of leasehold improvements, the disposal of certain other fixed assets and a write-off of $66,000 for the remaining value of goodwill associated with the acquisition of the Real Color Displays subsidiary. In addition, we entered into an agreement with C3 to sell equipment manufactured by us at cost plus a reasonable overhead allocation. The overhead allocation was recorded as "Other income;" however, the amount was more than offset by leasehold write-offs associated with the move to our new facility and other asset disposals. Other expense for fiscal 1997 was higher than that recorded in fiscal 1998 as large fixed asset write-downs were recorded as the result of a physical plant inventory. These write-downs were greater than those recorded in fiscal 1998.

Interest Income, net

Interest income, net increased by $0.1 million in fiscal 1998 over fiscal 1997 due to higher investable cash balances available in fiscal 1998. Cash balances were higher in fiscal 1998 as we generated approximately $12.1 million from operations compared to approximately $6.1 million in fiscal 1997.

Income Tax Expense

Our effective income tax rate increased to 29% for fiscal 1998 from a 5% effective rate during fiscal 1997. The lower rate for fiscal 1997 resulted from the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity, bank borrowings and revenue from product and contract sales. On February 17, 1999, we completed our public stock offering and raised approximately $45.3 million, net of offering expenses and the repayment of long-term debt. There were no selling shareholders. The Company expects that the majority of these funds will continue to be used to expand facilities and equipment capacity. The remainder will be used for general corporate purposes, including working capital and potential acquisitions of or investments in complementary businesses. The Company may also issue additional shares of common stock for the acquisition of complementary businesses or other significant assets. Although the Company from time to time evaluates potential acquisitions of and investments in businesses and anticipates continuing to make such evaluations, the Company has no present commitments or agreements with respect to the acquisition or investment in another business. As of June 27, 1999, we had working capital of approximately $60.2 million, including $48.7 million in cash and cash equivalents and marketable securities.

Operating activities generated $19.9 million in cash during fiscal 1999. This was attributable primarily to net income of $12.7 million, other non-cash expenses of $7.2 million, $3.5 million in deferred income tax benefits and $2.7 million for tax benefits associated with stock options. These amounts were partly offset by an increase of $6.2 million in accounts receivable and a $1.4 million rise in inventory.

Most of the $45.3 million of cash used in investing activities in fiscal 1999 was related to expenditures associated with the construction of our new manufacturing facility in Durham, North Carolina and increased manufacturing capacity in the crystal growth, epitaxial, clean room and pack and test areas. The Company also invested $4.5 million to acquire an investment in the common stock of MVIS.

The $50.1 million of cash provided by financing activities in fiscal 1999 related primarily to the receipt of $61.4 million related to proceeds from the public stock offering and the exercise of stock warrants and stock options from the Company's employee stock option plan. This significant inflow of cash was partly offset by the $10.0 million payoff of long term debt and a $3.2 million repurchase of common stock. This stock was repurchased at an average price of $6.84 per share. The stock warrants exercised were distributed in connection with our September 1995 private placement and have an exercise price of $13.62. As of June 27, 1999 warrants remained outstanding to purchase 258,000 shares; these warrants will expire in September 2000.

We are currently engaged in construction activities related to a new packaging area and the expansion of our crystal growth department. These additions, which are expected to be completed by calendar year end, will allow us to consolidate all LED and wafer manufacturing facilities to one site with improved manufacturing capabilities. In order to grow existing products and provide expanded facilities for our new microwave product line, we anticipate a second phase of expansion to facilities and infrastructure to begin in fiscal 2000. We anticipate total costs for these expenses to be between $15 and $20 million. Estimates for equipment costs related to this expansion also total between $15 and $20 million. We plan to fund these capital projects with internally generated cash plus cash on hand.

IMPACT OF THE YEAR 2000

State of Readiness

We have evaluated all of our internal software, embedded systems and products against Year 2000 concerns and believe that our products and businesses will not be substantially affected by the advent of the year 2000. We have completed a Year 2000 compliance plan that included four phases: inventory, assessment, remediation and testing. A detailed inventory of all computers and related systems was completed and all critical upgrades were finished for all computers that were non-Year 2000 compliant. All factory-dependent computers were also tested and are now Year 2000 compliant. The only other remaining steps include a network patch that impacts our utilities and the conversion of the electronic mail system. We do not believe that these conversions are business critical. Individual software installations are also being reviewed. These remaining areas should be completed no later than September 1999.

Although we cannot control whether and how third parties will address the Year 2000 issue, we have now contacted critical vendors and suppliers and have been informed that they have the ability to ensure smooth delivery of products without disruptions caused by Year 2000 problems. Based on the responses of these vendors to our survey, we believe that our vendors are either substantially Year 2000 compliant or that any noncompliance will not have a material effect on our operations. We have now received assurances from 95% of these vendors. We anticipate that the remaining vendors also will be able to ensure delivery of product; however, we do not expect that this assessment will be complete until September 1999.

Costs

We do not believe that the costs associated with Year 2000 compliance have had a material adverse effect on our business, results of operations or financial condition. As of June 27, 1999, this project is substantially complete and we do not anticipate that we will incur any material costs in winding up the project.

Year 2000 Risks

Although we believe that our planning efforts are adequate to address our Year 2000 concerns, there can be no assurance that we will not experience negative consequences and material costs as a result of undetected errors or defects in the technology used in our internal systems. Also, there is no assurance that the systems of third parties on which we rely will be made compliant on a timely basis. If realized, these risks could result in an adverse effect on our business, results of operations and financial condition.

We believe that our greatest risk stems from the potential non-compliance of our suppliers. We depend on a limited number of suppliers for certain raw materials, components and equipment necessary for the manufacture of our products. Accordingly, if those suppliers are unable to process or fill our orders or otherwise interact with us because of Year 2000 problems, we could experience material adverse effects to our business. We are in the process of assessing the Year 2000 status of our suppliers and are investigating alternate sources of supply. As a consequence of our dependence on limited sources of supply, we generally maintain a significant inventory of certain critical materials and require suppliers to keep certain amounts of inventory available for us. There can be no assurance that we will have enough materials on hand to continue production without interruption in the event one or more of our suppliers experiences Year 2000 problems that affect its (their) ability to supply us. Any supply chain disruptions would affect our ability to manufacture our products, which could result in material adverse consequences to our business, results of operations and financial condition.

Contingencies

We have not yet developed a contingency plan to address what the Company should do if we are unable to address the Year 2000 issue. We expect the contingency plan to be in place after the inquiry of vendors and customers is completed.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosures:

As of June 27, 1999, the Company maintains an investment in equity securities that is treated for accounting purposes under SFAS 115 as "available for sale" securities. This investment is carried at fair market value based upon quoted market price of that investment as of June 27, 1999, with net unrealized gains or losses excluded from earnings and reported as a separate component of stockholder's equity. This investment, which consists of common stock of MVIS, is subject to market risk of equity price changes. The common stock of MVIS is publicly traded on the Nasdaq National Market. The Company acquired these shares from MVIS in a private placement and has agreed not to sell the shares until at least January 6, 2000; however, MVIS filed a registration statement in August 1999 covering the Company's sale of these shares. Since the Company is currently restricted from trading these shares and management views this transaction as an investment, the shares are accounted for as "available for sale" securities under SFAS 115. The fair market value of this investment as of June 27, 1999, using the closing sale price as of June 25, 1999, was $6.1 million, representing 268,600 shares.

During fiscal 1999, the Company repaid the term loan that was outstanding as of June 28, 1998. The Company currently has no debt outstanding, therefore, Cree is no longer subject to interest rate risk.

Qualitative Disclosures:

The investment in MVIS common stock is subject to the market risk of equity price changes. While the Company can not predict or manage the future market price for such stock, management continues to evaluate its investment position on an ongoing basis.

Item 8.  Financial Statements and Supplementary Data

                  Index to Consolidated Financial Statements

                                                                           Page

Report of Independent Auditors..............................................31

Report of Independent Accountants...........................................32

Consolidated Balance Sheets as of June 27, 1999 and June 28, 1998...........33

Consolidated Statements of Operations for the years ended June 27, 1999,
June 28, 1998 and June 30, 1997.............................................34

Consolidated Statements of Cash Flow for the years ended June 27, 1999,
June 28, 1998 and June 30, 1997.............................................35

Consolidated Statements of Shareholders' Equity for the years ended
June 27, 1999, June 28, 1998 and June 30, 1997..............................36

Notes to Consolidated Financial Statements..................................37

                        REPORT OF INDEPENDENT AUDITORS




Board of Directors and Shareholders
Cree Research, Inc.

We have audited the accompanying consolidated balance sheet of Cree Research, Inc. and subsidiaries as of June 27, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Cree Research, Inc. and subsidiaries as of and for the two year period ended June 28, 1998 were audited by other auditors whose report dated July 22, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cree Research, Inc. and subsidiaries as of June 27, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in accordance with generally accepted accounting principles.

Ernst & Young LLP

Raleigh, North Carolina
July 23, 1999

                      REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Cree Research, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Cree Research, Inc. and subsidiaries at June 28, 1998, and the results of their operations and their cash flows for the years ended June 28, 1998 and June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Raleigh, North Carolina
July 22, 1998

                              CREE RESEARCH, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                          June 27,     June 28,
                                                            1999         1998
                                                         ---------     ---------
ASSETS
Current assets:
     Cash and cash equivalents                           $ 42,506      $ 17,680
     Marketable securities                                  6,145           657
     Accounts receivable, net                              16,285        10,479
     Inventories                                            3,977         2,543
     Deferred income taxes                                    296         1,952
     Prepaid expenses and other current assets                558         1,347
                                                         ---------     ---------
         Total current assets                              69,767        34,658

     Property and equipment, net                           69,884        36,476
     Patent and license rights, net                         1,731         1,525
     Deferred income taxes                                  2,827           --
     Other assets                                               8            65
                                                         ---------     ---------
         Total assets                                    $144,217      $ 72,724
                                                         =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable, trade                              $ 7,487       $ 5,595
     Current maturities of long term debt                     --             17
     Accrued salaries and wages                               819           391
     Other accrued expenses                                 1,239         1,052
                                                         ---------     ---------
         Total current liabilities                          9,545         7,055
Long term liabilities:
     Long term debt                                           --          8,650
     Deferred income taxes                                  4,650         2,154
                                                         ---------     ---------
         Total long term liabilities                        4,650        10,804

Shareholders' equity:
     Preferred stock, par value $0.01; 3,000 shares           --            --
      authorized at June 27, 1999 and 2,750 shares
      authorized at June 28, 1998; none issued and
      outstanding
     Common stock, par value $0.0025; 60,000 shares            73            65
      authorized at June 27, 1999 and 29,000 shares
      authorized at June 28, 1998; shares issued and
      outstanding 29,258 and 25,978 at June 27, 1999
      and June 28, 1998, respectively
     Additional paid-in-capital                           111,136        49,676
     Retained earnings                                     18,813         5,124
                                                         ---------     ---------
         Total shareholders' equity                       130,022        54,865
                                                         ---------     ---------
         Total liabilities and shareholders' equity      $144,217      $ 72,724
                                                         =========     =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                CREE RESEARCH, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)

                                             June 27,      June 28,     June 30,
                                               1999          1998         1997
                                            ---------      --------     --------
Revenue:
   Product revenue, net                     $ 53,464       $34,891      $19,823
   Contract revenue, net                       6,586         7,640        6,535
   License fee income                            --            --         2,615
                                            ---------      --------     --------
    Total revenue                             60,050        42,531       28,973

Cost of revenue:
   Product revenue, net                       26,977        21,727       13,388
   Contract revenue, net                       4,943         6,252        5,707
                                            ---------      --------     --------
    Total cost of revenue                     31,920        27,979       19,095

Gross profit                                  28,130        14,552        9,878

Operating expenses:
   Research and development                    4,443         1,774        1,826
   Sales, general and administrative           6,064         4,131        4,301
   Other expense                               1,041           502          639
                                            ---------      --------     --------
    Income from operations                    16,582         8,145        3,112

Interest income, net                           1,060           730          607
                                            ---------      --------     --------
    Income before income taxes                17,642         8,875        3,719

Income tax expense                             4,940         2,600          177
                                            ---------      --------     --------
    Net income                               $12,702       $ 6,275      $ 3,542
                                            =========      ========     ========

Other comprehensive income, net of tax
    Unrealized holding gains                     987           --           --
                                            =========      ========     ========
Comprehensive income                         $13,689       $ 6,275      $ 3,542
                                            =========      ========     ========
Earnings per share:
    Basic                                      $0.47         $0.24        $0.14
                                            =========      ========     ========
    Diluted                                    $0.45         $0.23        $0.13
                                            =========      ========     ========

Shares used in per share calculation:
    Basic                                     27,015        25,726       24,911
                                            =========      ========     ========
    Diluted                                   28,432        26,987       26,251
                                            =========      ========     ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)

                                                  June 27,   June 28,   June 30,
                                                    1999       1998       1997
                                                  --------   --------   --------
Operating activities:
     Net income                                   $ 12,702   $  6,275   $ 3,542
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation and amortization                   5,382      4,217     3,356
     Loss on disposal of property and
      equipment                                      1,602        719       631
     Loss on write off of patents                       51         17       141
     Amortization of patent rights                     117        102       108
     Amortization and write off of goodwill            --          86        41
     Purchase of marketable trading
      securities                                     (233)    (1,500)       --
     Proceeds from sale of marketable
      trading securities                             1,421        421       --
     Loss (gain) on marketable trading
      securities                                     (141)         32       --
     Deferred income taxes                           3,494        394     (192)
     Income tax benefits from stock
      option exercises                               2,672      1,791        96
Changes in operating assets and liabilities:
        Accounts receivable                        (6,196)    (2,398)     (891)
        Inventories                                (1,434)      1,406     (723)
        Prepaid expenses and other assets          (1,981)      (882)     (262)
        Accounts payable, trade                      1,892      1,092     (226)
        Accrued expenses                               598        320      476
                                                  --------   --------   --------
Net cash provided by operating activities           19,946     12,092     6,097
                                                  --------   --------   --------

Investing activities:
     Maturity of investment securities                --         --       1,787
     Purchase of available for sale
      security                                     (4,500)       --         --
     Purchase of property and equipment           (40,578)   (15,287)   (8,115)
     Proceeds from sale of property and
      equipment                                        186        463        13
     Purchase of patent rights                       (374)      (377)     (310)
                                                  --------   --------   --------
        Net cash used in investing
         activities                               (45,266)   (15,201)   (6,625)
                                                  --------   --------   --------
Financing activities:
     Net proceeds from issuance of long
      term debt                                      1,350      8,667       --
     Net repayment of long term debt              (10,000)        --        --
     Net proceeds from issuance of common
      stock                                         61,415      2,936       926
     Receipt of Section 16(b) common
      stock profits                                    594       --         --
     Repurchase of common stock                    (3,213)    (1,262)     (112)
                                                  --------   --------   --------
        Net cash provided by financing
         activities                                 50,146     10,341       814
                                                  --------   --------   --------
Net increase in cash and cash equivalents         $ 24,826   $  7,232   $   286
Cash and cash equivalents:
     Beginning of year                            $ 17,680   $ 10,448   $10,162
                                                  --------   --------   --------
     End of year                                  $ 42,506   $ 17,680   $10,448
                                                  ========   ========   ========
Supplemental disclosure of cash flow
  information:
     Cash paid for interest, net of
      amounts capitalized                         $    257   $     74   $   --
                                                  --------   --------   --------
     Cash paid for income taxes                   $  2,175   $    336   $   300
                                                  ========   ========   ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  CREE RESEARCH, INC.
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              YEARS ENDING JUNE 27, 1999, JUNE 28, 1998 AND JUNE 30, 1997
                                    (In Thousands)

                                                                       Total
                              Common   Additional                      Share-
                              Stock     Paid-in   Retained  Treasury   holders'
                             Par Value  Capital   Earnings   Stock     Equity
                             --------- ---------- --------- ---------  --------

Balance at June 30, 1996       $ 61     $45,342   $(4,693)   $ (38)    $ 40,672
Common stock options
exercised for cash, 104
shares...................                   160                             160
Common stock warrants
exercised for cash, 406
shares...................         1         766                             767
Purchase of common stock
for the treasury, 20 shares                                   (112)       (112)
Retirement of 40 treasury
shares...................                 (150)                 150          --
Income tax benefits from
stock option exercises...                    96                              96
Net income...............                            3,542                3,542
                             --------- ---------- --------- ---------  --------
Balance at June 30, 1997         62      46,214    (1,151)      --       45,125

Common stock options
exercised for cash, 434
shares...................         1       1,693                           1,694
Common stock warrants
exercised for cash, 662
shares..................          2       1,240                           1,242
Purchase of common stock
for the treasury, 164 shares                                (1,262)      (1,262)
Retirement of 164 treasury
shares..................                (1,262)               1,262          --
Income tax benefits from
stock option exercises...                 1,791                           1,791
Net income...............                            6,275                6,275
                             --------- ---------- --------- ---------  --------
Balance at June 28, 1998         65      49,676      5,124     --        54,865

Common stock options
exercised for cash, 418
shares..................          1       1,511                           1,512
Common stock warrants
exercised for cash, 342
shares..................                  4,656                           4,656
Issuance of common stock
for cash 2,990 shares...          7      55,240                          55,247
Purchase of common stock
for the treasury, 2,990
shares.................                                     (3,213)     (3,213)
Retirement of 470 treasury
shares.................                 (3,213)               3,213          --
Receipt of Section 16(b)
common stock profits from a
director...............                     594                             594
Income tax benefits from
stock option exercises....                2,672                           2,672
Other comprehensive income,
net of tax...............                              987                  987
Net income...............                           12,702               12,702
                             --------- ---------- --------- ---------  --------
Balance at June 27, 1999       $ 73    $111,136   $ 18,813   $  --     $130,022
                             ========= ========== ========= =========  =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CREE RESEARCH, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS

Cree Research, Inc., the "Company," or "Cree," a North Carolina corporation, develops, manufactures, and markets silicon carbide-based semiconductor devices. Revenues are primarily derived from the sale of blue light emitting diodes, and silicon carbide based materials. The Company markets its blue LED chip products principally to customers who incorporate them into packaged lamps for resale to original equipment manufacturers. The Company also sells SiC material products to corporate, government, and university research laboratories. In addition, the Company is engaged in a variety of research programs related to the advancement of SiC process technology and the development of electronic devices that take advantage of SiC's unique physical and electronic properties. The Company recovers the costs of a significant portion of its research and development efforts from revenues on these contracts with agencies of the Federal government. This funding is recorded as contract revenue.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Cree Research, Inc., and its wholly-owned subsidiaries, Real Color Displays, Inc. ("RCD"), Cree Research FSC, Inc. ("FSC"), and Cree Technologies, Inc. ("Tech"). All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year is a 52 or 53 week period ending on the last Sunday in the month of June. In fiscal 1998, the Company changed its fiscal year from the twelve months ending June 30, to the 52-week period ending on the last Sunday in the month of June.

Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at June 27, 1999 and June 28, 1998, and the reported amounts of revenues and expenses during the years ended June 27, 1999, June 28, 1998 and June 30, 1997. Actual amounts could differ from those estimates.

Revenue Recognition

The Company recognizes product revenue at the time of shipment or in accordance with the terms of the relevant contract. Revenue from government contracts is recorded on the percentage-of-completion method as expenses per contract are incurred. License fee income is recognized when the transfer of licensed technology is completed.

Contract revenue represents reimbursement by various U.S. Government entities to aid in the furthering of the development of the Company's technology by supplementing the Company's research and development efforts. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-transferable, non-exclusive license retained by the government to practice the inventions for government purposes. Contract revenue includes funding of direct research and development costs and a portion of the Company's general and administrative expenses and other operating expenses for contracts under which funding is expected to exceed direct costs over the life of the contract. The specific reimbursement provisions of the contracts, including the portion of the Company's general and administrative expenses and other operating expenses that are reimbursed, vary by contract. Such reimbursements are recorded as contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract
(i.e., certain cost share arrangements), the Company reports direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

In September 1996, the Company entered into a license and supply agreement with Shin-Etsu Handotai Co. LTD. ("Shin-Etsu") and other parties to use certain LED fabrication technology and has agreed to supply silicon carbide wafers required to manufacture the licensed product. The license agreement provides for payment of a license fee and royalties based on a percentage of sales of products made using the licensed technology. The license fee was payable in installments which totaled $2,700,000. As of June 27, 1999, all license fees have been received. Substantially all of the Company's obligations to transfer the licensed technology were performed during fiscal 1997 and the net present value of the license fee payments and commission were recognized.

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

Marketable Securities

Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities". This statement requires certain securities to be classified into three categories:

    (a) Securities Held-to-Maturity- Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.
    (b) Trading Securities- Debt and equity securities that are bought and held principally for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.
    (c) Securities Available-for-Sale- Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders' equity.

As of June 27, 1999, the Company's short-term investments consisted of common stock holdings of Microvision, Inc. ("MVIS"). The Company purchased 268,600 common shares in a private equity transaction in May 1999 at a price of $16.75 per share. In August 1999, MVIS filed a registration statement for the Company's sale of these shares; however, Cree has agreed not to sell the shares until at least January 6, 2000. Since the Company is currently restricted from trading these shares and management views this transaction as an investment, the shares are accounted for as "available for sale" securities under SFAS 115. Therefore unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders' equity.

As of June 28, 1998, the Company's short-term investments consisted of common stock holdings in C3, Inc ("C3"), the majority of which were bought in November 1997. The Company also acquired additional shares of C3 in September 1998 and acquired 24,601 shares directly from C3 pursuant to the exercise of an option in January 1997. This investment was treated for accounting purposes as a trading security, with net realized and unrealized gains and losses included in net earnings. All common shares of C3 held by Cree were subsequently sold during fiscal 1999. Realized gains on shares of C3 stock sold during fiscal 1999 by the Company were $140,000. This amount was recorded as other income. Approximately $32,000 of net loss was recorded to other income (expense) in fiscal 1998 related to this investment.

As of June 28, 1998, the Company's president had promised to indemnify the Company for losses up to $300,000, plus the lesser of $100,000 or the net difference between the per share selling price and $9.375 per share for all shares of C3 common stock sold by Cree. As a result, at June 28, 1998, the Company had recorded a $390,000 receivable from the president based upon this agreement for the net realized and unrealized losses on this investment. Since Cree sold its shares of C3 for a net gain, the indemnity has been terminated with no payments becoming due.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

                                                  June 27,     June 28,
                                                    1999         1998
                                                 in (000)s     in (000)s
                                                 ---------     ---------
      Raw materials                               $ 1,290       $  999
      Work-in-progress                              1,675          752
      Finished goods                                1,012          792
                                                 ---------     ---------
                                                 $  3,977       $2,543
                                                 =========     =========


Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to twenty years. Leasehold improvements are amortized over the life of the related lease. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in operations.

The Company has entered into two agreements with C3 to sell crystal growth equipment manufactured by the Company to C3 at cost plus a reasonable overhead allocation. As a result of these transactions, the Company has recognized an overhead allocation of $473,000 and $332,000, in fiscal 1999 and fiscal 1998, respectively, as "other operating income".

In  November   1997,  the  Company   purchased   real  property   consisting  of
approximately thirty acres of land with a production facility of approximately 139,000 square feet and a total of approximately 33,000 square feet of service and warehouse buildings. This property is located in Durham, North Carolina, in the vicinity of the Research Triangle Park. The purchase price for the land and buildings was $3,000,000. The Company has now moved the majority of its employees and production to this facility.

The Company assesses the realizability of the carrying value of its investment in property and equipment whenever events or changes in circumstance indicate that an impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for Impairment of Long Lived Assets and Assets to be Disposed of". As of June 27, 1999, the Company has not recorded any impairment in the carrying value of its property and equipment.

Patent and License Rights

Patent rights reflect costs incurred to enhance and maintain the Company's intellectual property position. License rights reflect costs incurred to use the intellectual property of others. Both are amortized on a straight-line basis. During fiscal 1997, the Company changed its previous estimate of the useful life of patents from 17 years, beginning at the date of patent issue, to 20 years from the date of patent application. This change was made to conform to a legislative amendment made to the U.S. patent laws, which became effective in June 1995. This change in estimate had no material impact to net income or earnings per share, since the average period of time between patent application and issue is generally about three years. Amortization expense was $117,000, $102,000 and $108,000 for the years ended June 27, 1999, June 28, 1998 and June 30, 1997, respectively. Total accumulated amortization for patents was approximately $669,000 and $560,000 at June 27, 1999 and June 28, 1998,
respectively.

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

Research and Development Policy

The Company contracts with the U.S. government for many of its current research and development efforts. By entering into these contracts, the Company has most of its research and product development costs funded by the U.S. government. The contract funding may be based on a cost-plus or a cost-share arrangement. Pursuant to each contract, the amount of funding is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs are divided between the U.S. government and the Company based on the terms of the contract. The government's cost share is then funded to the Company. The contracts typically require the submission of a written report that documents the results of such research.

Funding on contracts under which the Company anticipates that funding will exceed direct costs over the life of the contract is recorded as contract revenue and related costs are reported as a cost of revenue.

For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, direct costs are shown as research and development expenses and related funding as an offset of those expenses. The following table details information about contracts for which direct expenses exceed funding by period as reflected in the statements of operations:

                                                 Year ended (in 000s)
                                        June 27,        June 28,       June 30,
                                          1999            1998           1997
                                        --------        --------       --------
Net research and development costs      $  --           $  276         $   671
Government funding                         --              601           2,186
                                        --------        --------       --------
Total direct costs incurred             $  --           $  877         $ 2,857
                                        ========        ========       ========

As of June 28, 1998, all funding under contracts where the Company anticipates that direct costs will exceed amounts to be funded has been exhausted. Therefore, the Company anticipates that all future funding under existing contracts will be reflected as contract revenue while direct costs will be reported as contract cost of revenue.

Interest Capitalization

During the fiscal years ended June 27, 1999 and June 28, 1998, the Company capitalized interest on funds used to construct property, plant and equipment in connection with the newly acquired facility. Interest capitalized for the fiscal 1999 and 1998 was $128,000 and $128,000, respectively.

Credit Risk, Major Customers and Major Suppliers

Financial instruments, which may subject the Company to a concentration of credit risk, consist principally of cash equivalents and accounts receivable. The Company's cash equivalents consist of commercial paper. Certain bank deposits may at times be in excess of the FDIC insurance limit.

The Company sells its products to manufacturers and researchers worldwide and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses, in the aggregate, have generally been within management's expectations. The Company presently derives primarily all of its contract revenues from contracts with the U.S. Department of Defense. Approximately 10% and 18%, respectively, of the Company's accounts receivable balance at June 27, 1999 and June 28, 1998 was due from the Department of Defense. In addition, the Company had amounts due from Siemens A.G. (or its indirect subsidiary, Osram) totaling 35% and 37%, of accounts receivable balances at June 27, 1999 and June 28, 1998, respectively. At June 27, 1999 and June 28, 1998, the Company had amounts due from C3 totaling 17% and 23%, respectively, of accounts receivable balances.

The Company has derived its product revenue from sales primarily in the United States, the Far East, and Europe as follows:

                                                        Year Ended
                                                   1999     1998    1997
                                                   ----     ----    ----
                United States.......                38%      26%     21%
                Far East............                50%      49%     33%
                Europe..............                11%      24%     44%
                Other...............                 1%       1%      2%

One customer accounted for 37%, 40% and 31% of revenue for fiscal 1999, 1998 and 1997, respectively. Another customer accounted for 19%, 11% and 2% of revenue for fiscal 1999, 1998 and 1997, respectively. The Department of Defense accounted for 100%, 93% and 99% of contract revenues during fiscal 1999, 1998, and 1997, respectively.

The Company depends on single or limited source suppliers for a number of raw materials and components used in its SiC wafer products and LEDs. Any interruption in the supply of these key materials or components could have a significant adverse effect on the Company's operations.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common stock shares outstanding. Diluted earnings per common share is computed using the weighted average number of common stock shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

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

3.    ACCOUNTS RECEIVABLE

The following is a summary of accounts receivable:

                                               June 27, 1999      June 28, 1998
                                                 (in 000s)          (in 000s)
                                               -------------      -------------

      Trade receivables                          $ 14,685           $  8,971
      Other short term receivables                  1,775              1,659
                                               -------------      --------------
                                                   16,460             10,630
      Allowance for doubtful accounts               (175)              (151)
                                               -------------      --------------
      Total accounts receivable                  $ 16,285           $ 10,479
                                               =============      ==============

The following table summarizes the changes in the Company's allowance for doubtful accounts for the years ended June 27, 1999, June 28, 1998 and June 30, 1997:

                                         June 27,       June 28,      June 30,
                                           1999           1998          1997
                                        (in 000s)      (in 000s)     (in 000s)
                                        ---------      ---------     ---------
Balance at beginning of year              $ 151          $ 216         $  50
Charges to cost and expenses                 24             50           190
Deductions (write-offs to reserve)          --           (115)          (24)
                                        ---------      ---------     ---------
Balance at end of year                    $ 175          $ 151         $ 216
                                        =========      =========     =========


4.    PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

                                                June 27,         June 28,
                                                  1999             1998
                                                (in 000s)        (in 000s)
                                                ---------        ---------
    Office equipment and furnishings             $ 1,948          $ 1,372
    Land & Buildings                              21,031            3,501
    Machinery and equipment                       46,199           28,136
    Leasehold improvements                         1,549            4,697
                                                ---------        ---------
                                                  70,727           37,706
    Accumulated depreciation                    (13,311)         (10,304)
                                                ---------        ---------
                                                  57,416           27,402
    Construction in progress                      12,468            9,074
                                                ---------        ---------
    Net Property & Equipment                     $69,884          $36,476
                                                =========        =========


Depreciation and amortization of property and equipment totaled $5,382,000, $4,217,000 and $3,356,000 for the years ended June 27, 1999, June 28, 1998 and
June 30, 1997, respectively.

5.    SHAREHOLDERS' EQUITY

At June 27, 1999, the Articles of Incorporation of the Company authorized the Company to issue up to 30,000,000 shares of common stock, with a par value of $0.005 per share, and 3,000,000 shares of preferred stock, with a par value of $0.01 per share. The preferred stock may be issued in one or more classes or series with the number of shares, designation, relative rights, preferences, and limitations of each class or series to be determined by resolution of the Board of Directors. The Articles of Incorporation were amended, effective at the close of business on July 26, 1999, to effect a two-for-one split of the common stock. As a result, as of the effective date of the amendment, the Articles of Incorporation authorize the Company to issue up to 60,000,000 shares of common stock, with a par value of $0.0025 per share. The amendment did not change the number of authorized shares or other provisions relating to the preferred stock. All share numbers have been restated to give effect to the stock split.

On February 17, 1999, the Company completed a public offering selling 2,990,000 shares of its common stock at a price of $19.69 per share. The Company received net aggregate proceeds of approximately $55.2 million after deducting underwriter discounts and estimated offering costs. A portion of the net proceeds, $10 million, was used to repay debt to a commercial bank. The majority of the funds are being used for plant expansion and the balance for general corporate purposes, including working capital and potential acquisition of or investments in complementary businesses.

6.    STOCK OPTIONS AND STOCK WARRANTS

As permitted by FAS 123, "Accounting For Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and amendments in accounting for its employee stock option plans.

The Company's Amended and Restated Equity Compensation Plan has authorized the grant of options for up to 5,400,000 shares of the Company's common stock. All options granted have 10 year terms and vest and become fully exercisable within 5 years. The Company had granted 192,000 options with a 10 year term for shares of the Company's common stock under the Stock Option Plan for Non-Employee Directors. This plan was terminated in November 1997 and all 192,000 options granted under this plan are now fully vested. The Company's current stock plans provide for grants of options with exercise prices equal to or exceeding fair market value on the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with weighted average risk free rates of interest of 5.3% and 5.6%, for the years ended June 27, 1999 and June 28, 1998, respectively. The volatility factor of the expected market price of the Company's common stock is
1.174 and the weighted-average expected life of the options was 7 years for executives and directors and 5 years for other employees.

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The

Company's pro forma information is as follows:

                                          June 27,       June 28,      June 30,
                                            1999           1998          1997
                                          (in 000s)     (in 000s)     (in 000s)
                                          ---------     ---------     ---------
Net income, as reported                   $ 12,702       $ 6,275        $3,542

Pro forma net income, as adjusted            8,968         4,405         1,418
for FAS 123

Pro forma earnings per share:
      Basic                                 $ 0.33        $ 0.17        $ 0.05
      Diluted                               $ 0.32        $ 0.16        $ 0.05


The following table details the number of stock options outstanding and their related exercise prices as of June 27, 1999:

               Number of Options Outstanding as of June 27, 1999

                                                              Weighted-Average
               Exercise Price          Number of Options      Contractual Life
               --------------          -----------------      ----------------
                   $ 0.21                     2,866               1 year
                   $ 1.56                    16,000               5 years
                   $ 1.81                   322,584               4 years
                   $ 1.88                    10,668               1 year
                   $ 2.00                    87,200               5 years
                   $ 2.19                    12,000               5 years
                   $ 3.41                     8,000               4 years
                   $ 3.69                    12,000               5 years
                   $ 4.69                    38,800               8 years
                   $ 5.13                    21,400               8 years
                   $ 5.60                    26,900               7 years
                   $ 6.49                   752,200               8 years
                   $ 7.13                    46,000               9 years
                   $ 7.19                   330,950               6 years
                   $ 7.63                 1,189,800               9 years
                   $ 7.88                    96,000               7 years
                   $ 8.19                    38,400               9 years
                   $ 8.38                    10,000               9 years
                   $ 8.88                    33,600               9 years
                   $ 9.38                    71,800               8 years
                   $ 9.69                    20,000               9 years
                   $12.32                   114,000               9 years
                   $20.50                   134,400              10 years
                   $22.60                   139,600              10 years
                   $22.63                    78,000              10 years
                                       -----------------
                                          3,613,168


                                       Total Option Activity
                   -------------------------------------------------------------
                     June 27, 1999        June 28, 1998        June 30, 1997
                             Weighted             Weighted              Weighted
                    Options   Average    Options   Average    Options    Average
                   (in 000s)  Price     (in 000s)  Price     (in 000s)    Price
                   --------- --------   --------- --------   ---------  --------
Outstanding -
beginning of year    2,410    $ 5.10      1,854    $ 2.38      1,264     $ 2.20
Granted              1,712    $10.85      1,084    $ 6.99        762     $ 6.78
Exercised            (418)    $ 3.63      (434)    $ 3.90      (104)     $ 1.54
Forfeited             (91)    $ 7.08       (94)    $ 4.34       (68)     $ 4.03
                   ---------            ---------            ---------
Outstanding -
end of year          3,613    $ 8.14      2,410    $ 5.10      1,854     $ 2.38

Exerciseable at
end of year          1,478    $ 5.39      1,198    $ 4.20      1,404     $ 3.72

In connection with the Company's September 1995 private placement, the Company issued 600,000 warrants, which have an exercise price of $13.62, which represents fair value on the date of grant, and expire September 2000. Warrants to purchase 342,000 shares of common stock were exercised during the fiscal year ended June 27, 1999. Warrants to purchase 258,000 shares remain outstanding as of June 27, 1999 and represent the only warrants outstanding.

7.    LEASE COMMITMENTS

The Company currently leases three facilities. These facilities are comprised of both office and manufacturing space. The first facility has a remaining lease period of approximately two and one half years. The lease term for the second facility began in September 1995. This facility has a remaining lease period of approximately one-year with two options to renew for a total of four additional years. The lease for the third facility expires in December 1999. All of these agreements provide for rental adjustments for increases in property taxes, the consumer price index and general property maintenance.

Rent expense associated with these and other expired leases totaled $430,000, $522,000 and $549,000 for the years ended June 27, 1999, June 28, 1998, and June 30, 1997, respectively. Future minimum rentals as of June 27, 1999 under these leases are as follows:

                                              Minimum Rental
                Fiscal Years Ended                Amount
                                                (in 000s)
                ------------------            --------------
                  June 25, 2000                   $ 312
                  June 24, 2001                     247
                  June 30, 2002                     119
                                                  -----
                   Total                          $ 678
                                                  =====


8.    LONG-TERM DEBT

In November 1997, the Company entered into a term loan with a commercial bank for up to $10,000,000 to finance the purchase and upfit of the new main facility in Durham, North Carolina. Approximately $2,950,000 was disbursed under the loan to finance the initial purchase of the facility with the remaining proceeds disbursed on a monthly basis based on actual expenditures incurred. The loan, which was collateralized by the purchased property and subsequent upfits, accrued interest at a fixed rate of 8% and carried customary covenants,
including  the   maintenance   of  a  minimum   tangible  net  worth  and  other
requirements. On February 17, 1999, the entire $10,000,000 indebtedness was repaid with proceeds received from the public stock offering. At June 28, 1998, short term and long term borrowings associated with this loan were $17,000 and $8,650,000, respectively.

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

The actual income tax expense for the years ended June 29, 1999, June 28, 1998, and June 30, 1997 differed from the amounts computed by applying the U.S. federal tax rate of 35% in fiscal 1999, and 34% in fiscal 1998 and 1997, to pretax earnings as a result of the following:

                                       June 27,       June 28,       June 30,
                                         1999           1998           1997
                                       (in 000s)      (in 000s)      (in 000s)
                                       ---------      ---------      ---------
Federal income tax provision at        $ 6,174        $ 3,018        $ 1,265
statutory rate
State tax provision                        211            166            193
Increase (decrease) in income tax
expense resulting from:
      Foreign sales corporation          (510)          (214)            --
      Decrease in valuation allowance    (290)          (358)        (1,279)
      Research and development           (251)           --             --
      State tax credits                  (394)           --             --
      Other                               --             (12)            (2)
                                       ---------      ---------      ---------
Income tax expense                     $ 4,940        $ 2,600          $ 177
                                       =========      =========      =========



The following are the components of the provision for income taxes for the years ended June 27, 1999, June 28, 1998 and June 30, 1997:

                                       June 27,       June 28,       June 30,
                                         1999           1998           1997
                                       (in 000s)      (in 000s)      (in 000s)
                                       ---------      ---------      ---------
Current:
    Federal                            $ 2,553        $   699           $ 54
    Foreign Tax Withholding                --              50            220
    State                                  300            269             95
                                       ---------      ---------      ---------
                                         2,853          1,018            369
Deferred:
    Federal                              2,347          1,582          (442)
    State                                (260)           --              250
                                       ---------      ---------      ---------
                                         2,087          1,582          (192)

Net Provision                          $ 4,940        $ 2,600          $ 177
                                      ==========      =========      =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                         June 27, 1999     June 28, 1998
                                           (in 000s)         (in 000s)
                                         -------------     -------------
   Deferred tax assets:
     Net operating loss carryforwards       $    97           $ 1,304
     Research tax credits                       420               169
     Compensation                               105                62
     Inventory                                  126               120
     Bad debt                                    65                56
     Alternative minimum tax                  1,513               261
     Foreign tax credit                         270               270
     Other                                      527               --
                                         -------------     -------------
   Total gross deferred tax assets            3,123             2,242
   Less valuation allowance                    --               (290)
                                         -------------     -------------
   Total net deferred tax assets              3,123             1,952

   Deferred tax liabilities:
     Marketable equity securities               658               --
     Property and equipment depreciation      3,992             2,154
                                         -------------     -------------
   Gross deferred tax liabilities             4,650             2,154
                                         -------------     -------------
   Net deferred tax liability             $ (1,527)           $ (202)
                                         =============     =============


The net change in the total valuation allowance for the years ended June 27, 1999 and June 28, 1998 was $290,000. The primary reason for the reduction in the valuation allowance in 1999 and 1998 was the greater likelihood of the utilization of future tax benefits from net operating loss ("NOL") carryforwards. Realization of deferred tax assets associated with the NOL carryforwards is dependent upon the Company generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of the state NOL carryforwards may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings. However, the net deferred tax assets could be reduced in the future if management's estimates of taxable income during the carryforward period are significantly reduced.

As of June 27, 1999, the Company has net operating loss carryforwards for federal purposes of $75,000 and $1,400,000 for state purposes. The carryforward expiration period is 2011 to 2019 for federal tax purposes and from 2000 to 2004 for state purposes.

10.   RETIREMENT PLAN

The Company maintains an employee benefit plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code. Under the Plan, there is no fixed dollar amount of retirement benefits, and actual benefits received by employees will depend on the amount of each employee's account balance at the time of retirement. All employees are eligible to participate under the Plan on the first day of a new fiscal quarter after date of hire. The Pension Benefit Guaranty Corporation does not insure the Plan. The

Company may, at its discretion, make contributions to the Plan. However, the Company did not make any contributions to the Plan during the years ended June 27, 1999, June 28, 1998 or June 30, 1997.

11.   EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", as of December 28, 1997. SFAS No. 128 required the Company to change its method of computing, presenting and disclosing earnings per share information. All prior period data presented has been restated to conform to the provisions of SFAS No. 128.

The following computation reconciles the differences between the basic and diluted presentations:

                                         June 27,       June 28,    June 30,
                                           1999           1998        1997
                                         (in 000s)     (in 000s)    (in 000s)
                                         ---------     ---------    ---------
      Basic:
      Net income                         $ 12,702       $ 6,275      $ 3,542
                                         =========     =========    =========
      Weighted average common shares       27,015        25,726       24,911
                                         =========     =========    =========
      Basic income per common share       $ 0.47        $ 0.24       $ 0.14
                                         =========     =========    =========
      Diluted:
      Net income                         $ 12,702       $ 6,275      $ 3,542
                                         =========     =========    =========
      Weighted average common
      shares-basic                         27,105        25,726       24,911
      Dilutive effect of stock options
      & warrants                            1,417         1,261        1,340
                                         ---------     ---------    ---------
      Weighted average common
      shares-diluted                       28,432        26,987       26,251
                                         =========     =========    =========
      Diluted income per common share     $ 0.45        $ 0.23       $ 0.13
                                         =========     =========    =========


Potential common shares that would have the effect of increasing diluted income per share are considered to be antidilutive. In accordance with SFAS No. 128, these shares were not included in calculating diluted income per share. As of June 27, 1999, there were no potential shares considered to be antidilutive. For the years ended June 28, 1998 and June 30, 1997, there were 225,000 and 574,000 shares, respectively, that were not included in calculating diluted income per share because their effect was antidilutive.

12.   NEW ACCOUNTING PRONOUNCEMENTS

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 only impacts financial statement presentation as opposed to actual amounts recorded. Other comprehensive income includes all non-owner changes in equity that are excluded from net income. For fiscal 1999, the Company reports accumulated gains on available-for-sale investment securities that are accumulated in shareholders' equity as an item of other comprehensive income. At the time of the sale, any previously recognized gains or losses that were accumulated in shareholders' equity would be reversed in comprehensive income and then recognized as an element of net income. For the year ended June 28, 1998, the Company had no items of other comprehensive income.

In fiscal 1999, the Company adopted Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 changes the way public companies report segment information in annual financial statements and also require those companies to report selected segment information in interim financial statements to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The application of the new rules does not have a significant impact on the Company's financial statements as the Company only operates in a single segment.

In June 1998, The Financial Accounting Standards Board issues Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

13.   SUBSEQUENT EVENT

On July 13, 1999 the Company filed a Form 8-K announcing a two-for-one split of its common stock. The stock split was effected by an amendment to the Company's Articles of Incorporation that became effective at the close of business on July 26, 1999. With the effectiveness of the amendment, each issued and unissued authorized share of common stock, $0.005 par value per share, was automatically split into two whole shares of common stock, $0.0025 par value per share. On July 30, 1999, the Company issued to each holder of record of common stock a certificate evidencing the additional shares of common stock resulting from the stock split. All references in this document to common stock and per common share data have been adjusted to reflect the common stock split.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                   PART III

Item 10.  Directors and Executive Officers

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

The information called for in items 10 through 13 is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1999.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) Financial statements and financial statement schedule - the financial statements and reports of independent auditors are filed as part of this report (see index to Consolidated Financial Statements at Part II Item 8 on page 30 of this Form 10-K). The financial statement schedules are not included herein as they are either not applicable or are included as part of the consolidated financial statements.

(a) (3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

  EXHIBIT
    NO.                              DESCRIPTION
  -------   --------------------------------------------------------------------
    3.1     Articles of Incorporation, as amended July 26, 1999
    3.2     Bylaws, as amended May 28, 1999
    4.1     Specimen Common Stock Certificate adopted July 21, 1999
   10.1     Amended and Restated Equity Compensation Plan, as amended June 28,
            1999*
   10.2     Stock  Option  Plan for  Non-Employee  Directors  (terminated  as to future grants pursuant to Board action dated September 1, 1997) (1)*
   10.3     License Agreement between the Company and North Carolina State
            University dated December 3, 1987 (2)
   10.4     Amendment to License Agreement between the Company and North
            Carolina State University dated September 11, 1989 (2)
   10.5     Development, License and Supply Agreement between the Company and
            Siemens A.G. dated October 24, 1995 (3)
   10.6     Purchase Agreement between the Company and Siemens A.G. dated
            September 6, 1996 (4)
   10.7     First Amendment to Purchase Agreement between the Company and
            Siemens A.G. dated April 22, 1997 (5)
   10.8     Second Amendment to Purchase Agreement between the Company and
            Siemens A.G. dated December 9, 1997 (6)
   10.9     Third Amendment to Purchase Agreement between the Company and
            Siemens A.G. dated September 8, 1998 (7)
   10.10    Fourth Amendment to Purchase Agreement between the Company and
            Siemens A.G. dated December 16, 1998 (8)
   10.11    Transformation Agreement with Siemens A.G. and OSRAM Opto
            Semiconductors GmbH & Co. OHG effective January 1, 1999
   11.1     Computation of Per Share Earnings
   21.1     Subsidiaries of Registrant (9)
   23.1     Consent of Ernst & Young LLP
   23.2     Consent of PricewaterhouseCoopers LLP
   27.1     Financial Data Schedule

(1) Incorporated by reference herein. Filed as an exhibit to the Company's Registration Statement filed on Form S-8, Registration No. 33-98958, and effective with the Securities and Exchange Commission on November 3, 1995.

(2) Incorporated by reference herein. Filed as an exhibit to the Company's Registration Statement filed on Form SB-2, Registration No. 33-55998, and declared effective by the Securities and Exchange Commission on February 8, 1993.

(3) Incorporated by reference herein. Filed as an exhibit to the Company's Registration Statement filed on Form S-3, Registration No. 33-98728, and declared effective by the Securities and Exchange Commission on December 27, 1995. Confidential treatment of portions of this exhibit was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 by order dated December 29, 1995.

(4) Incorporated by reference herein. Filed as an exhibit to the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission on September 30, 1996. Confidential treatment of portions of this exhibit was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 by order dated November 21, 1996.

(5) Incorporated by reference herein. Filed as an exhibit to the Company's Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on May 2, 1997. Confidential treatment of portions of this exhibit was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 by order dated June 26, 1997.

(6) Incorporated by reference herein. Filed as an exhibit to the Company's Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on January 30, 1998. Confidential treatment of portions of this exhibit was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 by order dated February 12, 1998.

(7) Incorporated by reference herein. Filed as an exhibit to the Company's Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on October 30, 1998. Confidential treatment of portions of this exhibit was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 by order dated November 23, 1998.

(8) Incorporated by reference herein. Filed as an exhibit to the Company's Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on January 28, 1999. Confidential treatment of portions of this exhibit was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 by order dated February 24, 1999.

(9) Incorporated by reference herein. Filed as an exhibit to the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission on August 19, 1998.

*    Compensatory Plan

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CREE RESEARCH, INC.

Date:  August 11, 1999

                                    By:   /s/ F. Neal Hunter
                                        ---------------------------------------
                                        F. Neal Hunter
                                        Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                        Title                       Date
    ---------                        -----                       ----


   /s/ F. Neal Hunter          Chairman of the Board        August 11, 1999
----------------------------
F. Neal Hunter


   /s/ Cynthia B. Merrell      Chief Financial Officer      August 11, 1999
----------------------------
Cynthia B. Merrell


   /s/ Calvin H. Carter, Jr.   Director                     August 11, 1999
----------------------------
Calvin H. Carter, Jr., Ph.D.


   /s/ James E. Dykes
----------------------------   Director                     August 11, 1999
James E. Dykes


   /s/ Michael W. Haley        Director                     August 11, 1999
----------------------------
Michael W. Haley


   /s/ John W. Palmour         Director                     August 11, 1999
----------------------------
John W. Palmour, Ph.D


  /s/ Walter L. Robb
----------------------------   Director                     August 11, 1999
Walter L. Robb, Ph.D.


   /s/ Dolph W. von Arx        Director                     August 11, 1999
----------------------------
Dolph W. von Arx