Form 10-Q
period 1999-09-26
CREE RESEARCH INC /NC/
filed 1999-11-04
CIK 895419

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

The number of shares outstanding of the registrant's common stock, par value $0.0025 per share, as of October 14, 1999 was 29,499,599.

                               CREE RESEARCH, INC.
                                    FORM 10-Q
                    For the Quarter Ended September 26, 1999


                                    INDEX

                                                                      Page No.
PART I.  FINANCIAL INFORMATION                                        --------

Item 1. Financial Statements

        Consolidated Balance Sheets at September 26, 1999
        (unaudited) and June 27, 1999.....................................3

        Consolidated Statements of Operations for the three
        months ended September 26, 1999 and September 27, 1998
        (unaudited).......................................................4

        Consolidated Statements of Cash Flows for the three months ended September 26, 1999 and September 27, 1998 (unaudited).......5

        Notes to Consolidated Financial Statements (unaudited)............6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................11

Item 3. Quantitative and Qualitative Disclosures of Market Risk..........15


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................16

SIGNATURES...............................................................17

EXHIBIT LIST.............................................................18

                               CREE RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       September 26,    June 27,
                                                           1999          1999
                                                       -------------  ----------
                                                               (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                            $41,226       $42,506
     Marketable securities                                  3,727         6,145
     Accounts receivable, net                              16,900        16,285
     Inventories                                            4,060         3,977
     Deferred income taxes                                    296           296
     Prepaid expenses and other current assets                571           558
                                                       -------------  ----------
         Total current assets                              66,780        69,767

     Property and equipment, net                           77,575        69,884
     Patent and license rights, net                         1,798         1,731
     Deferred income taxes                                  2,827         2,827
     Other assets                                             125             8
                                                       =============  ==========
         Total assets                                   $ 149,105     $ 144,217
                                                       =============  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable, trade                               $5,406       $ 7,487
     Accrued salaries and wages                             2,043           819
     Other accrued expenses                                 3,691         1,239
                                                       -------------  ----------
         Total current liabilities                         11,140         9,545
Long term liabilities:
     Long term liability                                       30           --
     Deferred income taxes                                  4,650         4,650
                                                       -------------  ----------
         Total long term liabilities                        4,680         4,650

Shareholders' equity:
     Preferred stock, par value $0.01; 3,000 shares           --            --
      authorized at September 26, 1999 and June 27,
      1999; none issued and outstanding
     Common stock, par value $0.0025; 60,000 shares            74            73
      authorized at September 26, 1999 and June 27,
      1999; shares issued and outstanding 29,500
      and 29,258 at September 26, 1999 and June 27,
      1999, respectively
     Additional paid-in-capital                           112,180       111,136
     Retained earnings                                     21,031        18,813
                                                       -------------  ----------
         Total shareholders' equity                       133,285       130,022
                                                       =============  ==========
         Total liabilities and shareholders' equity     $ 149,105     $ 144,217
                                                       =============  ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              CREE RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended
                                                  ------------------------------
                                                  September 26,    September 27,
                                                      1999             1998
                                                  -------------    -------------
Revenue:
   Product revenue, net                             $  18,257        $ 10,720
   Contract revenue, net                                1,791           1,559
                                                  -------------    -------------
    Total revenue                                      20,048          12,279

Cost of revenue:
   Product revenue, net                                 9,498           5,415
   Contract revenue, net                                1,136           1,207
                                                  --------------   -------------
    Total cost of revenue                              10,634           6,622

Gross profit                                            9,414           5,657
Operating expenses:
   Research and development                               931             806
   Sales, general and Administrative                    1,927           1,218
   Other expense                                          101             269
                                                  --------------   -------------
    Income from operations                              6,455           3,364
Interest income, net                                      569             115
                                                  --------------   -------------
    Income before income taxes                          7,024           3,479
Income tax expense                                      2,388           1,113
                                                  --------------   -------------
    Net income                                          4,636           2,366
                                                  ==============   =============
Other comprehensive income, net of tax
    Unrealized holding gain (loss)                     (2,418)            --
                                                  ==============   =============
Comprehensive income                                    2,218           2,366
                                                  ==============   =============
Earnings per share:
    Basic                                              $ 0.16          $ 0.09
                                                  ==============   =============
    Diluted                                            $ 0.15          $ 0.09
                                                  ==============   =============
Shares used in per share calculation:
    Basic                                              29,337          25,840
                                                  ==============   =============
    Diluted                                            31,214          26,498
                                                  ==============   =============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              CREE RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                  (Unaudited)
                                                       Three Months Ended
                                                --------------------------------
                                                 September 26,     September 27,
                                                    1999               1998
                                                --------------    --------------
Operating activities:

    Net income                                      $4,636            $ 2,366
     Adjustments to reconcile net income to
      net cash provided by operating activities:
     Depreciation and amortization                   2,009              1,140
     Loss on disposal of property and equipment         43                511
     Amortization of patent rights                      32                 28
     Purchase of marketable trading securities          --              (234)
     Loss (gain) on marketable trading                  --                 67
      securities
     Changes in operating assets and liabilities:
        Accounts receivable                          (615)            (1,217)
        Inventories                                   (83)              (706)
        Prepaid expenses and other assets            (130)                595
        Accounts payable, trade                    (2,081)            (2,452)
        Accrued expenses                             3,707              1,119
                                                --------------    --------------
Net cash provided by operating activities            7,518              1,217
                                                --------------    --------------
Investing activities:
     Purchase of property and equipment            (9,744)            (4,006)
     Proceeds from sale of property and                 --                 10
      equipment
     Purchase of patent rights                        (99)               (91)
                                                --------------    --------------
        Net cash used in investing activities      (9,843)            (4,087)
                                                --------------    --------------
Financing activities:
     Net proceeds from issuance of long term            --              1,281
      debt
     Net proceeds from issuance of common stock      1,045                159
     Repurchase of common stock                         --            (3,214)
                                                --------------    --------------
        Net cash provided by financing               1,045            (1,774)
        activities
                                                --------------    --------------
Net increase in cash and cash equivalents         $(1,280)           $(4,644)
Cash and cash equivalents:
     Beginning of period                           $42,506            $17,680
                                                --------------    --------------
     End of period                                 $41,226            $13,036
                                                ==============    ==============
Supplemental disclosure of cash flow information:
     Cash paid for interest, net of amounts             --              $ 112
     capitalized                                --------------    --------------
     Cash paid for income taxes                      $  63              $ 164
                                                ==============    ==============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                               CREE RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

The balance sheet as of September 26, 1999, the statements of operations for the three month periods ended September 26, 1999 and September 27, 1998, and the statements of cash flows for the three months ended September 26, 1999 and September 27, 1998 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 26, 1999, and all periods presented, have been made. The balance sheet at June 27, 1999 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1999 Form 10-K. The results of operations for the period ended September 26, 1999 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Accounting Policies

Fiscal Year

The Company's fiscal year is a 52 or 53 week period ending on the last Sunday in the month of June. Accordingly, all quarterly reporting reflects a 13 week period in fiscal 2000 and fiscal 1999. The Company's current fiscal year extends from June 28, 1999 through June 25, 2000.

Investments

Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). This statement requires certain securities to be classified into three categories:

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

As of September 26, 1999, the Company's short-term investments consisted of common stock holdings of Microvision, Inc. ("MVIS"). The Company purchased 268,600 common shares in a private equity transaction in May 1999 at a price of $16.75 per share. In August 1999, MVIS filed a registration statement for the Company's sale of these shares; however, Cree has agreed not to sell the shares until at least January 6, 2000. Since the Company is currently restricted from trading these shares and management views this transaction as an investment, the shares are accounted for as "available for sale" securities under SFAS 115. Therefore unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders' equity.

As of September 27, 1998, the Company's short-term investments consisted of common stock holdings in C3, Inc ("C3"), the majority of which were bought in November 1997. The Company also acquired additional shares of C3 in September 1998 and acquired 24,601 shares directly from C3 pursuant to the exercise of an option in January 1997. This investment was treated for accounting purposes as a trading security, with net realized and unrealized gains and losses included in net earnings. All common shares of C3 held by Cree were subsequently sold during fiscal 1999. Realized gains on shares of C3 stock sold during fiscal 1999 by the Company were $140,000. This amount was recorded as other income.

As of September 27, 1998, the Company's Chief Executive Officer ("CEO") had promised to indemnify the Company for losses of up to $450,000 for the net difference between the aggregate cash consideration paid by Cree for the shares of C3 common stock and the cash proceeds received by Cree upon the sale of C3 common shares. At September 27, 1998, the Company had recorded a $450,000 receivable from the CEO (included in net accounts receivable) based upon this agreement for the net realized and unrealized losses on this investment. Since Cree sold its shares of C3 for a net gain, the indemnity has been terminated with no payments becoming due. Net unrealized losses on shares of C3 stock offset by the unrealized gain on shares acquired from C3 directly were $233,000 at September 27, 1998.

Long Term Debt

In November 1997, the Company entered into a term loan with a commercial bank for up to $10,000,000 to finance the purchase and upfit of the new main facility in Durham, North Carolina. Approximately $2,950,000 was disbursed under the loan to finance the initial purchase of the facility with the remaining proceeds disbursed on a monthly basis based on actual expenditures incurred. The loan, which was collateralized by the purchased property and subsequent upfits, accrued interest at a fixed rate of 8% and carried customary covenants, including the maintenance of a minimum tangible net worth and other requirements. As of September 27, 1998 the entire $10,000,000 loan was outstanding, including a current portion of $69,000 and a long term amount of $9,931,000. On February 17, 1999, the entire $10,000,000 indebtedness was repaid with proceeds received from a public stock offering.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

                                           September 26,       June 27,
                                               1999              1999
                                           -------------     -------------
                                                   (in thousands)

      Raw materials                        $   1,352          $  1,290
      Work-in-progress                         1,193             1,675
      Finished goods                           1,515             1,012
                                           -------------     -------------
      Total Inventory                      $   4,060          $  3,977
                                           =============     =============

Research and Development Accounting Policy

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

                                                Three months ended
                                         ------------------------------
                                         September 26,    September 27,
                                             1999             1998
                                         -------------    -------------
                                                (in thousands)

Net research and development costs       $    40             $  --
Government funding                            67                --
                                         =============    ============
Total direct costs incurred              $   107             $   --
                                         =============    ============

Significant Sales Contract

In September 1996, the Company entered into a Purchase Agreement with Siemens AG ("Siemens"), pursuant to which Siemens agreed to purchase LED chips made with the Company's gallium nitride-on-silicon carbide technology. In April 1997, December 1997 and September 1998, contract amendments were executed that provided for enhanced product specifications requested by Siemens and larger volume requirements, respectively. In December 1998, the Purchase Agreement was amended to provide for additional shipments of LED products through September 1999. The Purchase Agreement was subsequently assigned to an indirect subsidiary of Siemens, OSRAM Opto Semiconductors GMBH & Co. OHG ("Osram"), effective as of January 1, 1999.

In August 1999, the Company entered into a new Purchase Agreement with Osram, pursuant to which Osram agreed to purchase and the Company is obligated to ship stipulated quantities of both the standard brightness and the high brightness LED chips and silicon carbide wafers through September 2000.

The agreement calls for certain quantities of standard brightness and high brightness LED chips to be delivered by month. In the event the Company is unable to ship at least 85% of the cumulative quantity due to have been shipped each month, Osram is entitled to liquidated damages of one percent per week of the purchase price of the delayed product, subject to a maximum of ten percent of the purchase price. If product shipments are delayed six weeks or more due to circumstances within the Company's control, then in lieu of liquidated damages, Osram may claim damages actually resulting from the delay up to forty percent of the purchase price of delayed products.

The contract also gives Osram limited rights to defer shipments. For products to be shipped in more than 24 weeks after initial notice, Osram can defer 30% and 20% of standard brightness and high brightness LEDs, respectively. For products to be shipped in more than 12 weeks, but less than 24 weeks, Osram may defer 10% of scheduled quantities for both standard brightness and high brightness LEDs.

Also, additional quantities of high brightness LEDs stipulated in the contract may be deferred to the next quarter with 60 days notice at the election of Osram. In all cases, Osram would be required to accept all products within 90 days of the original shipment date. Additionally, the Purchase Agreement provides for higher per unit prices early in the contract with reductions in unit prices being available as the cumulative volume shipped increases. The higher prices were negotiated by the Company to offset higher per unit costs expected earlier in the contract.

Depreciation

The Company has changed its depreciation policy to reflect lower useful lives on new manufacturing equipment. The useful life has been reduced from 9 years to 5 years for all manufacturing equipment purchased since the beginning of fiscal year 2000. In management's estimate, this new policy was necessary due to the changes in estimated useful lives of new equipment caused by technology changes anticipated with the future development of larger diameter wafers. Based on information available at this time, management estimates that the change in policy may reduce the Company's fiscal 2000 net income by approximately $660,000 or $0.02 per share, but actual results may vary.

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

The following computation reconciles the difference between the basic and diluted presentations:

                                                 Three Months Ended
                                        ----------------------------------
                                        September 26,        September 27,
                                            1999                 1998*
                                        -------------        -------------
                                       (in thousands, except per share data)
 Basic:
 Net income                                 $ 4,636             $2,366
                                        =============        =============
 Weighted average common shares              29,337             25,840
                                        =============        =============
 Basic income per common share                $0.16             $ 0.09
                                        =============        =============

 Diluted:
 Net income                                 $ 4,636             $2,366
                                        =============        =============
 Weighted average common shares-basic        29,337             25,840

 Dilutive effect of stock options &           1,877                658
 warrants
                                        =============        =============
 Weighted average common shares-diluted      31,214             26,498

                                        =============        =============
 Diluted income per common share             $0.15             $ 0.09
                                        =============        =============


* Weighted average shares and per share amounts have been adjusted for the two for one stock split effective July 26, 1999.

Potential common shares that would have the effect of increasing diluted income per share are considered to be antidilutive. In accordance with SFAS No. 128, these shares were not included in calculating diluted income per share. Accordingly, 476,000 and 1,040,000 shares for the three months ended September 26, 1999 and September 27, 1998, respectively, were not included in calculating diluted income per share for the periods presented.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "anticipate," "believe," "plan," "estimate," "expect," and "intend" or the negative thereof or other variations thereof or comparable terminology. The Company cautions that any such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results, production yields in our manufacturing processes, whether we can produce greater quantities of high brightness blue and green LEDs, our dependence on a few customers, whether new customers will emerge, whether we can develop, introduce and create market demand for new products, whether we can manage our growth effectively, assertion of intellectual property rights by others, adverse economic conditions, and insufficient capital resources. See Exhibit 99.1 for additional factors that could cause the Company's actual results to differ.

Overview

Cree Research, Inc. is the world leader in developing and manufacturing semiconductor materials and electronic devices made from silicon carbide ("SiC"). We derive the largest portion of our revenue from the sale of blue and green light emitting diode ("LED") products. The Company offers LEDs at two brightness levels -- high brightness blue and green products and standard blue products. The high brightness products have now been integrated into our manufacturing facility for full production. During the first quarter of fiscal 2000, revenues derived from high brightness LED sales were greater than 50% of the total LED sales mix. Historically, we have experienced low margins with many new product introductions, and have continued to make improvements to output and yield since the high brightness products were introduced in fiscal 1999. During the first quarter of fiscal 2000, margins for the high brightness LED products were reaching levels attained for the standard brightness product as improvements in yield contributed to a 16% reduction in costs from the fourth quarter of fiscal 1999. During the remainder of fiscal 2000, we plan to focus on reducing costs through higher production yields and from higher volumes as fixed costs are spread over a greater number of units.

We derive additional revenue from the sale of advanced materials made from SiC that are used primarily for research and development. We also sell SiC crystals to C3, which incorporates them in gemstone applications. The balance of our revenue is derived from government and customer research contract funding. Under various programs, U.S. Government entities provide funding to aid development of our technology.

Results of Operations

Three Months Ended September 26, 1999 and September 27, 1998

Revenue. For the quarter ended September 26, 1999, the Company reported revenue of $20,048,000 reflecting a 63% increase in revenue over the first quarter of fiscal 1999. First quarter product revenue of $18,257,000, which includes sales of light emitting diodes ("LEDs") and materials, increased 70% over the first quarter of fiscal 1999. Higher product revenue was primarily the result of LED revenue growth of 92% in the first quarter of fiscal 2000 as compared to the same period in the prior year. Much of this growth was attributed to a 121% increase in LED volumes over the comparable period with a substantially higher mix of high brightness blue and green LED products. During the first quarter of fiscal 2000, revenue from high brightness chips surpassed revenues from our standard brightness products. Average LED sales prices paid by customers declined 15% in the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999. During the remaining quarters of fiscal 2000, average sales prices for standard brightness and high brightness LED products are expected to remain stable or decline slightly at a slowed pace from reductions experienced in previous years. Management believes that increased volumes will offset any decline in average LED sales prices during the remaining quarters of fiscal 2000.

LED shipments also increased as a result of the new Osram contract which calls for a 44% increase in chip shipments over the previous agreement and extends the Osram purchase commitment through the first quarter of fiscal 2001. While we believe that Osram will continue to be our largest customer during fiscal 2000, we expect that the percentage of revenue from this customer will decline as new customers emerge in Asia and Europe. However, there can be no assurance that revenue from new or existing customers will reduce the concentration of our total revenues derived from the Osram contract.

Revenue attributable to sales of SiC materials was 46% higher in the first quarter of fiscal 2000 than in the same period of fiscal 1999. The increased revenue was due to significant contributions made by the gemstone products and improvements in throughput and yield efficiency in wafer production. Gemstone product sales have benefited from the added capacity provided under the C3 supply agreement. Wafer volume has also increased as the Company continues to be successful in offering wafer products with lower defect densities, which enable customers to conduct advanced research for microwave and power applications. Contract revenue received from U.S. Government agencies increased 15% during the first quarter of fiscal 2000 as compared to the same quarter in the prior year. The additional revenue was anticipated as additional contract awards were received in late fiscal 1999 and in the first quarter of fiscal 2000.

Gross Profit. The Company's gross margin was 47% for the three months ended September 26, 1999 as compared to 46% for the same period in the prior year. The sustained profitability stems from higher throughput and manufacturing yield on LED and materials products, thereby lowering the cost per unit and successfully matching or more than offsetting lower sales prices. The Company has also been successful in growing LED revenue by lowering prices and raising the volume of high brightness products. For the remainder of fiscal 2000, the Company plans to continue the strategy of seeking to lower LED costs and expects that the greatest cost saving benefits will be derived from greater volume and higher yield efficiency on the high brightness products. Lower costs also have been achieved on wafer products due to improved efficiency. Margins from gemstone products have also improved due to higher yields.

Research and Development. Research and development expenses for the three months ending September 26, 1999, increased 16% over the comparable prior year period. This was due to increases in internal research and development efforts not included in the scope of government contract funding. In addition, spending under the MVIS contract was higher than funding received.

Sales, General and Administrative. Sales, general and administrative expenses for the three month period ended September 26, 1999 increased by 58% over the same period in the prior year due to increased costs to support the growth of business. Overall as a percentage of revenue, S,G&A costs remain at 10% of revenue in the first quarter compared to the first quarter of fiscal 1999. These costs as a percentage of revenue are expected to remain comparable for the remainder of fiscal 2000.

Other (Income) Expense. The Company continues to perform under an agreement with C3 to sell equipment manufactured by the Company to C3 at cost plus a comparable overhead allocation to those incurred from government contracts. The overhead allocation was recorded as "other operating income"; however, the amount was more than offset by unrelated asset writeoffs for both the first quarter of fiscal 2000 and 1999, respectively.

Interest Income, Net. Net interest income increased by $454,000 in the first quarter over the first quarter of fiscal 1999. This was due primarily to the investment of cash proceeds from the public stock offering in February 1999. In addition, a portion of the proceeds from the public stock offering were used to repay the $10,000,000 loan commitment in the third quarter of fiscal 1999; therefore, no interest expense was incurred in the first quarter of fiscal 2000. Interest expense incurred with the loan commitment was capitalized as a part of the construction improvements made to the facility in fiscal 1999. When certain manufacturing operations were moved to the new site in the first quarter of fiscal 1999, portions of the interest associated with the completed work were expensed. For the first quarter of 1999 total interest incurred was $196,000 with only $84,000 being eligible for capitalization, and therefore $112,000 was expensed.

Income Tax Expense. Income tax expense for the first quarter of fiscal 2000 was $2,388,000 compared to $1,113,000 in the first quarter of fiscal 1999. This increase resulted from increased profitability during the first quarter of fiscal 2000 over the same period of fiscal 1999.

Liquidity and Capital Resources

Net cash provided by operations was $7,518,000 for the three months ended September 26, 1999 compared with $1,217,000 generated during the comparative period in fiscal 1999. The increase was primarily attributable to higher profitability, and was supplemented by timing differences and the net increase in accounts payable and accrued expenses.

The Company invested $9,843,000 in capital expenditures during the first three months of fiscal 2000 compared to $4,087,000 during the same period in the prior year. The majority of the increase in spending was due to new equipment additions to increase manufacturing capacity in the crystal growth and epitaxy areas. The Company also continues to expand facilities at the production site near Research Triangle Park, North Carolina. Cash provided by financing activities during fiscal 2000 related to the receipt of $1,045,000 in proceeds from the exercise of stock options from the Company's employee stock option plan. The Company is presently reviewing capital requirements for fiscal 2000 and beyond and may seek additional financing alternatives in the future. Although the Company from time to time evaluates potential acquisitions of and investments in complementary businesses and anticipates continuing to make such evaluations, the Company has no present commitments or agreements with respect to the acquisition of or investment in another business other than its equity interest in MVIS.

At September 27, 1998, the Company had a loan outstanding for $10,000,000 from a commercial bank to finance portions of the upfit of the production facility. The final draw to this loan was made during the first quarter of 1999 for $1,281,000. The loan was subsequently paid off in the third quarter of fiscal 1999. The Company also committed $3,214,000 during the first quarter of fiscal 1999 to repurchase Company stock.

Impact of the Year 2000

State of Readiness

We have evaluated all of our internal software, embedded systems and products against Year 2000 concerns and believe that our products and businesses will not be substantially affected by the advent of the year 2000. We have completed a Year 2000 compliance plan that included four phases: inventory, assessment, remediation and testing. A detailed inventory of all computers and related systems was completed and all critical upgrades were finished for all computers that were non-Year 2000 compliant. All factory-dependent computers were also tested and are Year 2000 compliant.

Although we cannot control whether and how third parties will address the Year 2000 issue, we have now contacted critical vendors and have been informed that they have the ability to ensure smooth delivery of products without disruptions caused by Year 2000 problems. Based on the responses of these vendors to our survey, we believe that all vendors are either substantially Year 2000 compliant or that any noncompliance will not have a material effect on our operations.

Costs

We do not believe that the costs associated with Year 2000 compliance have had a material adverse effect on our business, results of operations, or financial condition. As of September 26, 1999, this project is complete.

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

We believe that our greatest risk stems from the potential non-compliance of our suppliers. We depend on a limited number of suppliers for certain raw materials, components and equipment necessary for the manufacture of our products. Accordingly, if those suppliers are unable to process or fill our orders or otherwise interact with us because of Year 2000 problems, we could experience material adverse effects to our business. While our critical suppliers have informed us that they do not anticipate any disruption as a result of Year 2000 problems, we are investigating alternate sources of supply. As a consequence of our dependence on limited sources of supply, we generally maintain a significant inventory of certain critical materials and require suppliers to keep certain amounts of inventory available for us. There can be no assurance that we will have enough materials on hand to continue production without interruption in the event one or more of our suppliers experiences Year 2000 problems that affect its (their) ability to supply us. Any supply chain disruptions would affect our ability to manufacture our products, which could result in material adverse consequences to our business, results of operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes in market risk have been identified during the most recent quarter.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         10.1  Equity Compensation Plan, as amended and restated August 24, 1999

         10.2  Purchase   Agreement   between  the  Company  and  Osram  Opto
               Semiconductors GmbH & Co. dated August 30, 1999. (1)

         27    Financial Data Schedule

         99.1  Certain Business Risks and Uncertainties

    (b) Reports on Form 8-K:

        On July 13, 1999 the Company filed a Form 8-K announcing a two-for-one split of its common stock to be effective at the close of business on July 26, 1999.















------------------
(1) Confidential treatment of portions of this document is being requested pursuant to Rule 24b-2 of the Securities and Exchange Commission.

                                  SIGNATURES

      Pursuant to the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CREE RESEARCH, INC.

Date: November 4, 1999

                                          /s/ Cynthia B. Merrell
                                    --------------------------------------------
                                    Cynthia B. Merrell,
                                    Chief Financial Officer and Treasurer
                                    (Authorized Officer and Chief Financial
                                    and Accounting Officer)

                                EXHIBIT INDEX

Exhibit
  No.
-------

 10.1     Equity Compensation Plan, as amended and restated August 24, 1999

 10.2 Purchase Agreement between the Company and Osram Opto Semiconductors GmbH & Co. dated August 30, 1999. (1)

  27      Financial Data Schedule

 99.1     Certain Business Risks and Uncertainties























-------------------
(1) Confidential treatment of portions of this document is being requested pursuant to Rule 24b-2 of the Securities and Exchange Commission.