Form 10-Q
period 1999-12-26
CREE INC
filed 2000-01-31
CIK 895419

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 1999

                         Commission file number: 0-21154

                                   CREE, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the registrant's common stock, par value $0.0025 per share, as of January 20, 2000 was 32,989,048.

                                  CREE, INC.
                                  FORM 10-Q
                   For the Quarter Ended December 26, 1999

                                    INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION                                          --------

Item 1. Financial Statements

        Consolidated Balance Sheets at December 26, 1999 (unaudited)
        and June 27, 1999                                                   3

        Consolidated Statements of Income for the three and six months
        ended December 26, 1999 and December 27, 1998 (unaudited)           4

        Consolidated  Statements of Cash Flow for the six months ended
        December 26, 1999 and December 27, 1998 (unaudited)                 5

        Notes to Consolidated Financial Statements (unaudited)              6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                11


Item 3. Quantitative and Qualitative Disclosures About Market Risk         17


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                  18

Item 4. Submission of Matters to a Vote of Security Holders                18


Item 6. Exhibits and Reports on Form 8-K                                   19


SIGNATURES                                                                 20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                   CREE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        December 26,   June 27,
                                                            1999         1999
                                                        ------------  ----------
ASSETS                                                  (Unaudited)
Current assets:
     Cash and cash equivalents                           $  38,164    $ 42,506
     Marketable securities                                   5,708       6,145
     Accounts receivable, net                               18,478      16,285
     Inventories                                             4,609       3,977
     Deferred income tax                                       296         296
     Prepaid expenses and other current assets                 455         558
                                                        ------------  ----------
         Total current assets                               67,710      69,767

     Property and equipment, net                            88,291      69,884
     Patent and license rights, net                          1,937       1,731
     Deferred income taxes                                   2,827       2,827
     Other assets                                              147           8
                                                        ------------  ----------
         Total assets                                    $ 160,912    $ 144,217
                                                        ============  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable, trade                             $   6,128    $   7,487
     Accrued salaries and wages                              1,512          819
     Other accrued expenses                                  6,410        1,239
                                                        ------------  ----------
         Total current liabilities                          14,050        9,545
Long term liabilities:
     Long term liability                                        30          --
     Deferred income tax                                     4,650        4,650
                                                        ------------  ----------
         Total long term liabilities                         4,680        4,650

Shareholders' equity:
     Preferred stock, par value $0.01; 3,000 shares            --           --
       authorized at December 26, 1999 and June 27,
       1999; none issued and outstanding
     Common stock, par value $0.0025; 60,000 shares             74           73
       authorized; shares issued and outstanding
       29,700 and 29,258 at December 26, 1999 and
       June 27, 1999, respectively
     Additional paid-in-capital                            113,311      111,136
     Retained earnings                                      28,797       18,813
                                                        ------------  ----------
         Total shareholders' equity                        142,182      130,022
                                                        ------------  ----------
         Total liabilities and shareholders' equity      $ 160,912    $ 144,217
                                                        ============  ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                      CREE, INC.
                                           CONSOLIDATED STATEMENTS OF INCOME
                                         (In thousands, except per share data)
                                                      (Unaudited)
                                   Three Months Ended             Six Months Ended
                               ---------------------------   ---------------------------
                               December 26,   December 27,   December 26,   December 27,
                                   1999           1998           1999           1998
                               -------------  ------------   ------------   ------------
Revenue:
   Product revenue, net         $ 22,136       $ 12,805       $ 40,392       $ 23,525
   Contract revenue, net           1,794          1,233          3,585          2,792
                               -------------  ------------   ------------   ------------
    Total revenue                 23,930         14,038         43,977         26,317

Cost of revenue:
   Product revenue                10,075          6,377         19,572         11,792
   Contract revenue                1,122          1,045          2,258          2,252
                               -------------  ------------   ------------   ------------
    Total cost of revenue         11,197          7,422         21,830         14,044
                               -------------  ------------   ------------   ------------
Gross profit                      12,733          6,616         22,147         12,273

Operating expenses:
   Research and development        1,911          1,121          2,843          1,927
   Sales, general and              2,639          1,450          4,565          2,668
     administrative
   Other (income) expense            (8)            298             92            567
                               -------------  ------------   ------------   ------------
    Income from operations         8,191          3,747         14,647          7,111

Interest income, net                 573             20          1,142            135
                               -------------  ------------   ------------   ------------
    Income before income taxes     8,764          3,767         15,789          7,246

Income tax expense                 2,980            916          5,368          2,029
                               -------------  ------------   ------------   ------------
    Net income                    $5,784        $ 2,851       $ 10,421        $ 5,217
                               =============  ============   ============   ============

Other comprehensive income,
net of tax:
    Unrealized holding gain        1,981            --           (437)            --
    (loss)                     -------------  ------------   ------------   ------------
Comprehensive income              $7,765        $ 2,851        $ 9,984        $ 5,217
                               =============  ============   ============   ============
Earnings per share:
    Basic                          $0.20          $0.11          $0.35          $0.20
                               =============  ============   ============   ============
    Diluted                        $0.18          $0.10          $0.33          $0.19
                               =============  ============   ============   ============

Shares used in per share
calculation:
    Basic                         29,587         25,664         29,462         25,752
                               =============  ============   ============   ============
    Diluted                       31,594         27,668         31,404         27,082
                               =============  ============   ============   ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  CREE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (In thousands)

                                                          Six Months Ended
                                                   -----------------------------
                                                   December 26,     December 27,
                                                       1999             1998
                                                   ------------     ------------
Operating activities:                                       (Unaudited)
     Net income                                     $ 10,421         $   5,217
     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                     4,447             2,341
     Loss on disposal of property, equipment and          44               951
       patents
     Amortization of patent rights                        67                56
     Proceeds from sale of marketable trading             --               489
       securities
     Purchase of marketable trading securities            --             (232)
     Loss (gain) on marketable trading securities         --             (116)
     Changes in operating assets and liabilities:
        Accounts receivable                          (2,193)           (1,964)
        Inventories                                    (632)             (859)
        Prepaid expenses and other assets               (35)             1,004
        Accounts payable , trade                     (1,360)           (3,073)
        Accrued expenses                               5,894               420
                                                   ------------     ------------
        Net cash provided by operating activities     16,653             4,234
                                                   ------------     ------------
Investing activities:
     Purchase of property and equipment             (22,898)          (10,380)
     Proceeds from sale of property and equipment         --               189
     Purchase of patent rights                         (274)             (194)
                                                   ------------     ------------
        Net cash used in investing activities       (23,172)          (10,385)
                                                   ------------     ------------
Financing activities:
     Proceeds from issuance of long-term debt             --             1,333
     Net proceeds from issuance of common stock        2,177             2,527
     Receipt of Section 16(b) common stock                --               594
       profits
     Repurchase of common stock                           --           (3,214)
                                                   ------------     ------------
        Net cash provided by financing activities      2,177             1,240
                                                   ------------     ------------
Net decrease in cash and cash equivalents            (4,342)           (4,911)

Cash and cash equivalents:
     Beginning of period                               42,506           17,680
                                                   ============     ============
     End of period                                  $  38,164        $  12,769
                                                   ============     ============

Supplemental disclosure of cash flow information:
     Cash paid for interest, net amounts            $     --         $    275
       capitalized
                                                   ============     ============
     Cash paid for income taxes                     $    268         $  1,396
                                                   ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  CREE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


BASIS OF PRESENTATION

The consolidated balance sheet as of December 26, 1999, the consolidated statements of income for the three and six months ended December 26, 1999 and December 27, 1998, and the consolidated statements of cash flow for the six months ended December 26, 1999 and December 27, 1998 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flow at December 26, 1999, and all periods presented, have been made. The balance sheet at June 27, 1999 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1999 Form 10-K. The results of operations for the period ended December 26, 1999 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

     (c) Securities Available-for-Sale -- Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in retained earnings.

As of December 26, 1999, the Company's short-term investments consisted of common stock holdings of Microvision, Inc. ("MVIS"). The Company purchased 268,600 common shares in a private equity transaction in May 1999 at a price of $16.75 per share. In August 1999, MVIS filed a registration statement for the Company's sale of these shares; however, Cree agreed not to sell the shares until at least January 6, 2000. As of December 26, 1999, the Company was restricted from trading these shares and since management views this transaction as an investment, the shares are accounted for as "available for sale" securities under SFAS 115. Therefore unrealized gains or losses are excluded from earnings and are recorded directly in retained earnings.

As of December 27, 1998, the Company's short-term investments consisted of common stock holdings in C3, Inc ("C3"), the majority of which were bought in November 1997. The Company also acquired additional shares of C3 in September 1998 and acquired 24,601 shares directly from C3 pursuant to the exercise of an option in January 1997. This investment was treated for accounting purposes as a trading security, with net realized and unrealized gains and losses included in net earnings. All common shares of C3 held by Cree were subsequently sold during fiscal 1999. Recognized gains on shares of C3 stock recorded to the statement of income during fiscal 1999 by the Company were $140,000. This amount was recorded as other income.

Long Term Debt

In November 1997, the Company entered into a term loan with a commercial bank for up to $10.0 million to finance the purchase and upfit of the new main facility in Durham, North Carolina. Approximately $3.0 million was disbursed under the loan to finance the initial purchase of the facility with the remaining proceeds disbursed on a monthly basis based on actual expenditures incurred. The loan, which was collateralized by the purchased property and subsequent upfits, accrued interest at a fixed rate of 8% and carried customary covenants, including the maintenance of a minimum tangible net worth and other requirements. As of December 27, 1998 the entire $10.0 million loan was outstanding, including a current portion of $121,000 and a long term amount of $9.9 million. On February 17, 1999, the entire $10.0 million indebtedness was repaid with proceeds received from a public stock offering.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

                                         December 26,         June 27,
                                             1999               1999
                                         ------------       ------------
                                                 (In thousands)

             Raw materials                $  1,729           $  1,290
             Work-in-progress                1,579              1,675
             Finished goods                  1,301              1,012
                                         ------------       ------------
             Total Inventory              $  4,609           $  3,977
                                         ============       ============

Research and Development Accounting Policy

The U.S. Government provides funding for several of the Company's current research and development efforts. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs are divided between the U.S. government and the Company based on the terms of the contract. The government's cost share is then paid to the Company. Activities performed under these arrangements include research regarding silicon carbide and gallium nitride materials. The contracts typically require the submission of a written report that documents the results of such research.

The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where the Company anticipates that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding as an offset of those expenses. The following table details information about contracts for which direct expenses exceed funding by period as included in research and development expenses:

                            Three Months Ended             Six Months Ended
                       December 26,   December 27,    December 26,  December 27,
                           1999           1998            1999          1998
                       ------------   ------------    ------------  ------------
                                            (In thousands)

Net R&D costs             $ 134          $  -            $ 174         $  -
Government funding          331             -              398            -
                       ------------   ------------    ------------  ------------
Total direct costs        $ 465          $  -            $ 572         $  -
incurred               ============   ============    ============  ============

Significant Sales Contract

In September 1996, the Company entered into a Purchase Agreement with Siemens AG ("Siemens"), pursuant to which Siemens agreed to purchase light emitting diode ("LED") chips made with the Company's gallium nitride-on-silicon carbide technology. In April 1997, December 1997 and September 1998, contract amendments were executed that provided for enhanced product specifications requested by Siemens and larger volume requirements, respectively. In December 1998, the Purchase Agreement was amended to provide for additional shipments of LED products through September 1999. The Purchase Agreement was subsequently assigned to an indirect subsidiary of Siemens, OSRAM Opto Semiconductors GMBH & Co. OHG ("Osram"), effective as of January 1, 1999.

In August 1999, the Company entered into a new Purchase Agreement with Osram, pursuant to which Osram agreed to purchase and the Company is obligated to ship stipulated quantities of both the standard brightness and the high brightness LED chips and silicon carbide wafers through September 2000.

The agreement calls for certain quantities of standard brightness and high brightness LED chips to be delivered by month. In the event the Company materially defaults in delivering shipments, Osram may recover liquidated damages of one percent per week of the purchase price of the delayed product, subject to a maximum of ten percent of the purchase price. If product shipments are delayed six weeks or more due to circumstances within the Company's control, then in lieu of liquidated damages, Osram may claim damages actually resulting from the delay up to 40% of the purchase price of delayed products.

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

Depreciation

The Company has adopted lower useful lives on new manufacturing equipment. The useful life for all manufacturing equipment purchased since the beginning of fiscal year 2000 is estimated to be 5 years. No changes have been made to the estimated useful life of 9 years for manufacturing equipment placed in service prior to fiscal 2000. In management's estimate, this policy change was necessary due to technology changes anticipated with the future development of larger diameter wafers. Based on information available at this time, management estimates that the change in policy may reduce the Company's fiscal 2000 net income by $660,000 or $0.02 per share, but actual results may vary.

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

The following computation reconciles the differences between the basic and diluted presentations:

                                     Three Months Ended       Six Months Ended
                                    December    December    December   December
                                       26,         27,         26,        27,
                                      1999        1998*       1999       1998*
                                    --------    --------    --------   --------
                                      (In thousands, except per share amounts)

Net income                          $ 5,784     $ 2,851     $10,421    $ 5,217
Weighted average common shares       29,587      25,664      29,462     25,752
                                    --------    --------    --------   --------
Basic earnings per common share     $ 0.20      $ 0.11      $ 0.35     $ 0.20
                                    ========    ========    ========   ========

Net income                          $ 5,784     $ 2,851     $10,421    $ 5,217
Diluted weighted average common
shares:
Common shares outstanding            29,587      25,664      29,462     25,752
Dilutive effect of stock options      2,007       2,004       1,942      1,330
and warrants                        --------    --------    --------   --------
Total diluted weighted average       31,594      27,668      31,404     27,082
common shares                       --------    --------    --------   --------
Diluted earnings per common share   $ 0.18      $ 0.10      $ 0.33     $ 0.19
                                    ========    ========    ========   ========

  * Weighted average shares and per share amounts have been adjusted for the two for one stock split effective July 26, 1999.

Potential common shares that would have the effect of increasing diluted income per share are considered to be antidilutive. In accordance with SFAS No. 128, these shares were not included in calculating diluted income per share. As of December 26, 1999 and December 27, 1998, there were no potential shares considered to be antidilutive.

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

SUBSEQUENT EVENT

On January 20, 2000, the Company completed a public offering of 3,289,000 shares of its common stock at a price to the public of $85.125 per share. The Company received net aggregate proceeds of approximately $266.1 million after deducting underwriting discounts and commissions and estimated offering costs. The net proceeds will be used primarily for manufacturing facility expansion and purchase of additional equipment, the acquisition of an additional facility, research and development, and general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Forward looking statements are typically identified by the use of such terms as "may," "will," "anticipate," "believe," "plan," "estimate," "expect," and "intend" and similar words, although some forward looking statements are expressed differently. Our actual operating results could differ materially from those contained in the forward looking statements due to a number of factors, including fluctuations in our operating results, production yields in our manufacturing processes, whether we can produce sufficient quantities of high brightness blue and green LEDs to meet demand, our dependence on a few customers, whether new customers will emerge, whether we can develop, introduce and create market demand for new products, whether we can manage our growth effectively, assertion of intellectual property rights by others and adverse economic conditions. See Exhibit 99.1 for additional factors that could cause our actual results to differ.

OVERVIEW

Cree, Inc. is the world leader in developing and manufacturing semiconductor materials and electronic devices made from silicon carbide ("SiC"). We recognize product revenue at the time of shipment or in accordance with the terms of the relevant contract. We derive the largest portion of our revenue from the sale of blue and green LED products. We offer LEDs at two brightness levels: high brightness blue and green products and standard brightness blue products. Our LED devices are utilized by end users for automotive dashboard backlighting, liquid crystal display ("LCD") backlighting, including wireless handsets and other consumer products, indicator lamps, miniature white lights, indoor sign and arena displays, outdoor full color stadium displays, traffic signals and other lighting applications. LED products represented 57% of our revenue for the first six months of fiscal 2000 and represented 48% of our revenue in the first six months of fiscal 1999.

During the first six months of fiscal 2000, revenues derived from sales of high brightness LEDs were greater than 60% of the total LED sales mix. Historically, we have experienced low margins with many new product introductions, including the high brightness products. We have continued to make improvements to output and yield since the high brightness products were introduced in fiscal 1999. During the first six months of fiscal 2000, we made progress towards our fiscal 2000 goal of a 50% cost reduction for high brightness LED products through a 36% reduction in unit costs from the fourth quarter of fiscal 1999. During the remainder of fiscal 2000, we plan to focus on reducing unit costs through higher production yields and increased volume.

We derive revenue from the sale of SiC wafers that are used for device production and research and development. In addition, we sell SiC crystals to C3, which uses them in gemstone applications. Sales of advanced materials made from SiC represented approximately 35% of our revenue for the first six months of fiscal 2000 and approximately 41% during the first six months of fiscal 1999. During late fiscal 1998, fiscal 1999 and early fiscal 2000, C3 purchased crystal growth equipment we constructed but retain to use in manufacturing material for C3; this equipment has more than doubled our capacity allocated to the production of crystals for C3. In the fall of 1999, C3 announced lower sales and higher inventory levels than anticipated. C3 also launched a new marketing campaign for its gemstone products. Recently, we agreed that C3 could reschedule approximately one-half of its purchase commitments from the first half of calendar 2000 to the second half of the year. We anticipate that overall sales to C3 will decrease in calendar 2000 and we may use manufacturing capacity that becomes available due to a reduction in sales to C3 for our other product applications. We anticipate that product revenue from C3 will decrease to less than 10% of our revenue for the fourth quarter of fiscal 2000 and will continue to decline as a percentage of revenue through the first half of fiscal 2001.

The balance of our revenue, 8% for the first six months of fiscal 2000 and 11% for fiscal 1999, is derived from government contract funding. Under various programs, U.S. Government entities support the development of our technology by supplementing our research and development funding. We retain ownership of patent rights on technology developed under such contracts, subject to certain license rights retained by the government. Contract revenue includes funding of direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which we expect funding to exceed direct costs over the life of the contract. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract (i.e., certain cost-share arrangements), we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

In June 1999, we announced the introduction of the first of a family of RF and microwave transistor products made from SiC. These products are designed for use in a variety of power amplification applications. A second phase of transistor products is expected to be available in fiscal 2000. We expect that these products will be marketed to a variety of amplifier producers for a number of uses, including wireless base station and digital broadcast applications. While distribution of these products on a sample basis commenced in early fiscal 2000, we believe that these products will be sold in limited quantities as evaluation kits during fiscal 2000 since design cycles for the target applications generally exceed six months. There can be no assurance that customers will develop applications requiring commercially significant volumes of our RF products or that such products will be successful in the market.

In September 1996, we entered into an agreement with Siemens under which Siemens agreed to purchase a fixed quantity of our blue LED chips. In December 1998, this agreement was amended to provide for additional shipments of LED products through September 1999. This contract was assigned to Osram, an indirect subsidiary of Siemens, effective January 1, 1999. Siemens (including its Osram subsidiary) accounted for 40% of our revenue for fiscal 1998 and 37% of our revenue in fiscal 1999.

In August 1999, we entered into a new purchase agreement with Osram pursuant to which Osram agreed to purchase, and we are obligated to ship, stipulated quantities of both standard brightness and high brightness LED chips, as well as SiC wafers, through September 2000. This contract gives Osram limited rights to defer shipments. It also provides for recovery of liquidated damages, and actual damages in some instances, if we materially default in meeting shipment schedules. The contract provides for higher unit prices early in the contract term, with unit price reductions becoming available as the cumulative volume of products shipped increases.

RESULTS OF OPERATIONS

Three Months Ended December 26, 1999 and December 27, 1998

Revenue. Revenue increased 71% from $14.0 million in the second quarter of fiscal 1999 to $23.9 million in the second quarter of fiscal 2000. This increase was attributable to an increase in product revenue of 73% from $12.8 million in the second quarter of fiscal 1999 to $22.1 million in the second quarter of fiscal 2000. This rise in product revenue was a result of the 105% increase in sales of our LED products in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. Growth in LED volume was due to a significant increase in demand for high brightness blue and green LED products which represented over 50% of total LED shipments for the second quarter of fiscal 2000. As a result of the increasing mix of high brightness products, average LED sales prices have increased 25% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999.

Revenue  attributable  to sales of SiC  materials  was 37%  higher in the second quarter of fiscal 2000 than in the same period of fiscal 1999 due to a significant increase in sales to C3 for gemstone applications. During the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, C3 purchased additional equipment from us to increase our capacity to manufacture gemstone products for them by more than 50%. Recently, we agreed to spread shipments of gemstone products for the remainder of fiscal 2000 over the next twelve months. We believe that these reduced orders for the second half of fiscal 2000 can be offset with additional LED revenue. Contract revenue received from U.S. Government agencies increased 45% during the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 due to additional awards received in late fiscal 1999 and in the first quarter of fiscal 2000.

Gross Profit. Gross margin was 53% of revenue during the second quarter of fiscal 2000 as compared to 47% during the second quarter of fiscal 1999. This increase is due primarily to the increases in LED sales volumes and average sales price per chip for LEDs discussed above. In addition, higher throughput and manufacturing yield on high brightness LEDs and materials products have resulted in lower unit costs. Wafer costs for SiC material sales also declined 44% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999.

Research and Development. Research and development expenses increased 71% in the second quarter of fiscal 2000 to $1.9 million from $1.1 million in the second quarter of fiscal 1999. Much of this increase was caused by greater investments for research in the RF and microwave and optoelectronics programs. In addition, spending under the MVIS contract was higher than funding received. We anticipate that internal funding for the development of new products will continue to grow in future periods, while we believe that government funding for our development projects will remain constant.

Sales, General and Administrative. Sales, general and administrative expenses increased 82% in the second quarter of fiscal 2000 to $2.6 million from $1.5 million in the second quarter of fiscal 1999, due to greater spending to support the overall growth of the business. We anticipate that total sales, general and administrative costs will increase in connection with the growth of our business; however, we believe that as a percentage of revenue they will remain constant.

Other (Income) Expense. Other (income) expense has decreased 103% to ($8,000) during the second quarter of fiscal 2000 from $298,000 for the second quarter of fiscal 1999. In the second quarter of fiscal 1999, we realized impairments to leasehold costs as a result of management's decision to move equipment from our leased facility to our new manufacturing site. This was offset somewhat by investment income recognized on stock held in C3.

Interest Income, Net. Interest income, net has increased to $570,000 in the second quarter of fiscal 2000 from $20,000 in the second quarter of fiscal 1999 due to a higher available cash balance as a result of the public stock offering in February 1999. Interest rates were also higher in fiscal 2000. A portion of the proceeds from the public stock offering was used to repay the $10.0 million term loan from NationsBank in the third quarter of fiscal 1999; therefore, no interest expense was incurred in the second quarter of fiscal 2000. Interest expense incurred with the term loan was capitalized as a part of the construction improvements made to the facility in fiscal 1999. However, the majority of the interest incurred in the second quarter of fiscal 1999 was expensed.

Income Tax Expense. Income tax expense for the second quarter of fiscal 2000 was $3.0 million compared to $900,000 in the second quarter of fiscal 1999. This increase resulted from higher profitability during the second quarter of fiscal 2000 over the same period in fiscal 1999 and a higher effective tax rate. Our tax rate during the second quarter of fiscal 2000 was 34% compared to 24% in the second quarter of fiscal 1999 due to a reduction in the reserve for deferred tax assets.

Six Months Ended December 26, 1999 and December 27, 1998

Revenue. Revenue increased 67% from $26.3 million in the first six months of fiscal 1999 to $44.0 million in the first six months of fiscal 2000. This increase resulted from an increase in product revenue of 72% from $23.5 million in the first six months of fiscal 1999 to $40.4 million in the first six months of fiscal 2000. This rise in product revenue was largely a result of the 99% increase in sales of our LED products in the first six months of fiscal 2000 compared to the first six months of fiscal 1999. Our high brightness LED products experienced the heaviest demand. While our LED chip volume has grown 88% in the first six months of fiscal 2000 over units shipped in the first six months of fiscal 1999, our average sales prices for LEDs have also increased 6% in the first six months of fiscal 2000 over the same period in the prior year. The greater average sales price reflects a significant shift in mix to the higher priced high brightness LED products. For the first six months of fiscal 2000, more than 60% of LED sales were attributable to high brightness products. For the first six months of fiscal 1999, less than 15% of LED sales were from high brightness products.

Revenue attributable to sales of SiC material was 41% higher in the first six months of fiscal 2000 than in the same period of fiscal 1999 due to a significant increase in sales to C3 for gemstone applications. During the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, C3 purchased additional equipment from us to increase our capacity to manufacture gemstone products for them by more than 50%. Recently, we agreed to spread shipments of gemstone products for the remainder of fiscal 2000 over the next twelve months. We believe that these reduced orders for the second half of fiscal 2000 can be offset with additional LED revenue. Contract revenue received from U.S. Government agencies increased 28% during the first six months of fiscal 2000 compared to the first six months of fiscal 1999 due to new contracts that have been awarded to us during fiscal 2000.

Gross Profit. Gross profit increased 80% from $12.3 million in the first six months of fiscal 1999 to $22.1 million in the first six months of fiscal 2000. This increase is due primarily to the increases in LED sales volumes and average sales price per chip for LEDs discussed above. During the first six months of fiscal 2000, the average cost of high brightness LEDs has been reduced 36%. Margins on wafer and gemstone products have also improved during the first six months of fiscal 2000 as higher quality materials are being produced with greater yields.

Research and Development. Research and development expenses increased 48% in the first six months of fiscal 2000 to $2.8 million from $1.9 million in the first six months of fiscal 1999. Much of this increase was caused by a greater investment made for research in the RF and microwave and optoelectronics programs. We anticipate that internal funding for development of new products will continue to grow in future periods, while we believe that government funding for our development activities will remain constant.

Sales, General and Administrative. Sales, general and administrative expenses increased 71% in the first six months of fiscal 2000 to $4.6 million from $2.7 million in the first six months of fiscal 1999, due to greater spending to support the overall growth of the business. We anticipate that total sales, general and administrative costs will continue to increase in connection with the growth of the business; however, we believe that as a percentage of revenue they will remain constant.

Other Expense. Other expense decreased 84% to $92,000 during the first six months of fiscal 2000 from $567,000 for the first six months of fiscal 1999. In the first six months of fiscal 1999, we realized impairments to leasehold costs as a result of management's decision to move equipment from our leased facility to our new manufacturing site.

Interest Income, Net. Interest income, net increased 746% to $1.1 million in the first six months of fiscal 2000 from $135,000 in the first six months of fiscal 1999 due to a higher available cash balance as a result of the public stock offering in February 1999. Interest rates were also higher in fiscal 2000. In addition, in November 1997, we obtained a $10.0 million term loan from NationsBank to fund the acquisition and construction of our manufacturing facility in Durham, North Carolina. The majority of the interest incurred in the first six months of fiscal 1999 was expensed.

Income Tax Expense. Income tax expense for the first six months of fiscal 2000 was $5.4 million compared to $2.0 million in the first six months of fiscal 1999. This increase resulted from higher profitability during the first six months of fiscal 2000 over the first six months of fiscal 1999 and a higher effective tax rate. Our tax rate during the first six months of fiscal 2000 was 34% compared to 28% in the first six months of fiscal 1999 due to a reduction in the reserve for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity, bank borrowings and revenue from product and contract sales. As of December 26, 1999, we had working capital of $53.7 million, including $38.2 million in cash and cash equivalents. Operating activities generated $16.7 million for the first six months of fiscal 2000 compared with $4.2 million generated during the comparative period in fiscal 1999. This increase was primarily attributable to higher profitability and was supplemented by timing differences and the net increase in accrued expenses due mostly to a higher income tax provision.

We invested $22.9 million in capital expenditures during the first six months of fiscal 2000 compared to $10.4 million during the same period in the prior fiscal year. The majority of the increase in spending was due to new equipment additions to increase manufacturing capacity in our crystal growth and epitaxy areas. Also, we recently completed a 42,000 square foot facility expansion at our production site near Research Triangle Park, North Carolina.

We are currently engaged in construction activities relating to a 125,000 square foot expansion of our epitaxial and clean room fabrication facilities. We also intend to expand our facility for RF and microwave test and packaging areas in calendar 2000. We believe these additions will allow us to dramatically increase capacity at our facility for LED, RF and microwave and power products. We anticipate total costs for these facilities to be between $25.0 million and $30.0 million. Estimates for equipment costs relating to this expansion total between $25.0 million and $30.0 million. We also recently committed to purchase a 120,000 square foot facility under construction on 17.5 acres of land near our present facility. We plan to use this facility for sales, general and administrative and research and development personnel, as well as for general employee services functions. The cost to acquire this facility (not including the upfit costs for completing the shell building) is $8.1 million. We plan to fund all of these expansion activities with the net proceeds of the January 2000 stock offering.

Although from time to time we evaluate potential acquisitions of and investments in complementary businesses and anticipate continuing to make such evaluations, we have no present commitments or agreements with respect to the potential acquisition of or investment in another business.

Cash provided by financing activities during the first six months of fiscal 2000 reflected the receipt of $2.2 million in proceeds from the exercise of stock options from our employee stock option plan.

At September 27, 1998, we had a loan outstanding for $10.0 million from a commercial bank to finance portions of the upfit of the production facility. The final draw to this loan was made during the first quarter of fiscal 1999 for $1.3 million. The loan was subsequently paid off in the third quarter of fiscal 1999. We also committed $3.2 million during the first quarter of fiscal 1999 to repurchase common stock.

We anticipate that internally generated cash plus the proceeds of the January 2000 stock offering will be sufficient to fund our capital requirements for the next 12 months.

IMPACT OF THE YEAR 2000

Even though the date is now past January 1, 2000 and we have not experienced any immediate adverse impact from the transition to the Year 2000, we cannot provide assurance that our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, certain computer programs which were date sensitive to the Year 2000 may not process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes in market risk have been identified during the most recent quarter.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In December 1999 the Company intervened as a party to a lawsuit pending in Tokyo District Court brought by Nichia Corporation against Sumitomo Corporation, one of the Company's distributors in Japan. Nichia's complaint against Sumitomo, filed December 1, 1999, alleged that certain blue LEDs sold by Sumitomo infringe a Japanese patent owned by Nichia. The allegation pertained to the Company's standard brightness LED products purchased by Sumitomo. The complaint principally sought provisional relief in the nature of a preliminary injunction prohibiting Sumitomo from making further sales of the product in Japan. The Company, as an intervenor, filed a response that denied any infringement with respect to its products. Nichia thereafter voluntarily dismissed the first complaint but commenced a second action against Sumitomo in Tokyo District Court seeking a permanent injunction based on the same patent. The complaint in the second suit was filed December 24, 1999. The Company has intervened in the second suit and filed a response denying any infringement. No monetary damages for infringement have been sought in either action. The Company believes the infringement claim is without merit and intends to vigorously defend its products against the claim.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on November 2, 1999. The following proposals were introduced and voted upon:

PROPOSAL NO. 1 -- Election of Directors

                                       Votes               Votes
      Name                              For               Withheld
      ------------------------    -----------------    ---------------
      F. Neal Hunter                 26,381,618           281,803
      Calvin H. Carter, Jr.          26,381,694           281,727
      John W. Palmour                26,381,674           281,747
      Walter L. Robb                 26,375,554           287,867
      Michael W. Haley               26,380,804           282,617
      Dolph W. von Arx               26,084,724           578,697
      James E. Dykes                 26,381,054           282,367

PROPOSAL NO. 2 - Approval of amendment to Articles of Incorporation to change name to Cree, Inc.

                  FOR                        26,571,069
                  AGAINST                        74,077
                  ABSTAINED                      18,275
                  BROKER NON-VOTES                    0

PROPOSAL NO. 3 - Approve amendments to the Equity Compensation Plan

                  FOR                        16,319,065
                  AGAINST                     1,497,423
                  ABSTAINED                      83,599
                  BROKER NON-VOTES            8,763,334

PROPOSAL NO. 4 - Approval of adoption of 1999 Employee Stock Purchase Plan

                  FOR                        17,153,415
                  AGAINST                       504,881
                  ABSTAINED                      59,635
                  BROKER NON-VOTES            8,945,490


PROPOSAL NO. 5 - Ratification of the selection of Ernst & Young LLP as auditors for the fiscal year ending June 25, 2000

                  FOR                        26,628,967
                  AGAINST                        14,476
                  ABSTAINED                      19,978
                  BROKER NON-VOTES                    0

The matters listed above are described in detail in the Company's definitive proxy statement dated September 30, 1999, for the Annual Meeting of Shareholders held on November 2, 1999.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             99.1  Certain Business Risks and Uncertainties

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed by the Company during the quarter ended December 26, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CREE, INC.

Date: January 31, 2000             /s/  Cynthia B. Merrell
                                   ---------------------------------------------
                                   Cynthia B. Merrell
                                   Chief Financial Officer and Treasurer
                                   (Authorized Officer and Chief Financial
                                   and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    ----------------------------------------

  99.1         Certain Business Risks and Uncertainties