Form 10-Q
period 2000-03-26
CREE INC
filed 2000-04-25
CIK 895419

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 26, 2000


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

The number of shares outstanding of the registrant's common stock, par value $0.0025 per share, as of April 19, 2000 was 33,142,278.

                                   CREE, INC.
                                   FORM 10-Q

                 For the quarterly period ended March 26, 2000


                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at March 26, 2000 (unaudited)
           and June 27, 1999                                               3

           Consolidated Statements of Income for the three and nine
           months ended March 26, 2000 and March 28, 1999 (unaudited)      4

           Consolidated Statements of Cash Flow for the nine months
           ended March 26, 2000 and March 28, 1999 (unaudited)             5

           Notes to Consolidated Financial Statements (unaudited)          6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk     19


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                              20

Item 6.    Exhibits and Reports on Form 8-K                               20

Signatures                                                                21

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                   CREE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   March 26,            June 27,
                                                     2000                 1999
                                                   ---------            --------
ASSETS                                                      (Unaudited)
Current assets:
       Cash and cash equivalents                   $108,033             $ 42,506
       Marketable securities                        122,594                6,145
       Accounts receivable, net                      24,576               16,285
       Inventories                                    7,082                3,977
       Deferred income tax                              296                  296
       Prepaid expenses and other current assets      1,175                  558
                                                   ---------            --------
              Total current assets                  263,756               69,767

       Long term marketable securities               77,984                  --
       Property and equipment, net                  108,514               69,884
       Patent and license rights, net                 2,124                1,731
       Deferred income taxes                          2,827                2,827
       Other assets                                      15                    8
                                                   ---------            --------
              Total assets                         $455,220             $144,217
                                                   =========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable, trade                     $  6,987             $  7,487
       Accrued salaries and wages                     2,865                  819
       Deferred income tax                           13,213                  --
       Other accrued expenses                         1,685                1,239
                                                   ---------            --------
              Total current liabilities              24,750                9,545
Long term liabilities:
       Long term liability                               30                  --
       Deferred income tax                            4,650                4,650
                                                   ---------            --------
              Total long term liabilities             4,680                4,650

Shareholders' equity:
       Preferred stock, par value $0.01;                --                   --
         3,000 shares authorized at March 26,
         2000 and June 27, 1999; none issued
         and outstanding
       Common stock, par value $0.0025;                  83                   73
         60,000 shares authorized; shares
         issued and outstanding 33,142
         and 29,258 at March 26, 2000 and
         June 27, 1999, respectively
       Additional paid-in-capital                   380,716              111,136
       Retained earnings                             44,991               18,813
                                                   ---------            --------
         Total shareholders' equity                 425,790              130,022
                                                   ---------            --------
         Total liabilities and shareholders'
         equity                                    $455,220             $144,217
                                                   =========            ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   CREE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                     (Unaudited)                (Unaudited)
                                 Three Months Ended          Nine Months Ended
                                ---------------------    -----------------------
                                 March 26,  March 28,    March 26,     March 28,
                                   2000       1999         2000          1999
                                 ---------  ---------    ---------    ----------
Revenue:
    Product revenue, net         $ 26,195   $ 14,084     $ 66,588     $ 37,609
    Contract revenue, net           2,168      1,951        5,754        4,743
                                 --------   ---------    ---------    ----------
      Total revenue                28,363     16,035       72,342       42,352

Cost of revenue:
    Product revenue                10,977      6,794       30,549       18,586
    Contract revenue                1,541      1,503        3,799        3,755
                                 --------   ---------    ---------    ----------
      Total cost of revenue        12,518      8,297       34,348       22,341
                                 --------   ---------    ---------    ----------

Gross profit                       15,845      7,738       37,994       20,011

Operating expenses:
    Research and development        2,245      1,515        5,087        3,442
    Sales, general and              2,828      1,568        7,393        4,236
       administrative
    Other (income) expense            673        311          767          878
                                 --------   ---------    ---------    ----------

      Income from operations       10,099      4,344       24,747       11,455

Interest income, net                3,772        347        4,912          482
                                 --------   ---------    ---------    ----------

      Income before income taxes   13,871      4,691       29,659       11,937

Income tax expense                  4,716      1,314       10,084        3,343
                                 --------   ---------    ---------    ----------
      Net income                 $  9,155   $  3,377     $ 19,575     $  8,594
                                 ========   =========    =========    ==========

Other comprehensive income,
   net of tax:
   Unrealized holding gain (loss)   7,039        --         6,603         --
                                 --------   ---------    ---------    ----------
Comprehensive income             $ 16,194   $  3,377     $ 26,178     $  8,594
                                 ========   =========    =========    ==========
Earnings per share:
      Basic                       $ 0.28     $ 0.12       $ 0.64       $ 0.33
                                 ========   =========    =========    ==========
      Diluted                     $ 0.26     $ 0.11       $ 0.60       $ 0.31
                                 ========   =========    =========    ==========

Shares used in per share
   calculation:
      Basic                        32,169     27,266       30,364       26,258
                                 ========   =========    =========    ==========
      Diluted                      34,612     29,770       32,473       27,978
                                 ========   =========    =========    ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                               CREE, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOW
                                             (In thousands)
                                                                             Nine Months Ended
                                                                          ----------------------
                                                                          March 26,    March 28,
                                                                            2000         1999
                                                                          ---------    ---------
                                                                                (Unaudited)
Operating activities:
  Net income                                                              $ 19,575     $  8,594
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                              7,231        3,679
  Loss on disposal of property, equipment and patents                        1,212        1,284
  Amortization of patent rights                                                105           86
  Proceeds from sale of marketable trading securities                        2,280        1,421
  Purchase of marketable trading securities                                (1,786)        (234)
  Loss (gain) on marketable trading securities                               (494)        (141)
  Changes in operating assets and liabilities:
    Accounts receivable                                                    (8,291)      (3,862)
    Inventories                                                            (3,105)      (1,337)
    Prepaid expenses and other assets                                        (624)          861
    Accounts payable , trade                                                 (500)        (986)
    Accrued expenses                                                        12,334        2,010
                                                                          ---------    ---------
    Net cash provided by operating activities                               27,937       11,375
                                                                          ---------    ---------

Investing activities:
  Purchase of short term marketable securities                           (106,445)          --
  Purchase of long term marketable securities                             (77,984)          --
  Purchase of property and equipment                                      (47,072)     (24,816)
  Proceeds from sale of property and equipment                               --             189
  Purchase of patent rights                                                  (499)        (246)
                                                                          ---------    ---------
    Net cash used in investing activities                                (232,000)     (24,873
                                                                          ---------    ---------

Financing activities:
  (Retirement) Proceeds of long-term debt                                    --         (8,545)
  Net proceeds from issuance of common stock                               269,590       60,285
  Receipt of Section 16(b) common stock profits                              --             594
  Repurchase of common stock                                                 --         (3,214)
                                                                          ---------    ---------
    Net cash provided by financing activities                              269,590       49,120
                                                                          ---------    ---------

Net increase in cash and cash equivalents                                   65,527       35,622

Cash and cash equivalents:
  Beginning of period                                                       42,506       17,680
                                                                          =========    =========
  End of period                                                           $108,033     $ 53,302
                                                                          ========     =========

Supplemental disclosure of cash flow information:

  Cash paid for interest, net amounts capitalized                            --        $    387
                                                                          ========     =========
  Cash paid for income taxes                                              $    268     $  1,563
                                                                          ========     =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   CREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation
---------------------

The consolidated balance sheet as of March 26, 2000, the consolidated statements of income for the three and nine months ended March 26, 2000 and March 28, 1999, and the consolidated statements of cash flow for the nine months ended March 26, 2000 and March 28, 1999 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flow at March 26, 2000, and for all periods presented, have been made. The balance sheet at June 27, 1999 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1999 Form 10-K. The results of operations for the period ended March 26, 2000 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Accounting Policies
-------------------

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

At March 26, 2000, and June 27, 1999, the Company held a short-term equity investment in common stock of Microvision, Inc. ("MVIS"). The Company purchased 268,600 common shares in a private equity transaction in May 1999 at a price of $16.75 per share, or $4.5 million. Since management views this transaction as an investment, the shares are accounted for as "available for sale" securities under SFAS 115. Therefore unrealized gains or losses are excluded from earnings and are recorded directly in retained earnings. As of March 26, 2000 and June 27, 1999, the Company recorded unrealized holding gains on this investment of $11.7 million and $1.6 million, respectively. Pursuant to an agreement signed March 17, 2000, the Company committed to increase its equity position in MVIS by investing an additional $12.5 million in MVIS common stock. This additional investment was completed on April 13, 2000, when the Company purchased 250,000 shares at a price of $50.00 per share.

As of March 26, 2000, the Company's short-term investments also include $106.4 million in high-grade corporate commercial paper, corporate bonds, government securities, and other securities that mature within one year. The Company purchased the investments with a portion of the proceeds from its public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to-maturity" under SFAS 115. The securities are reported on the balance sheet at amortized cost, as a marketable security with unpaid interest included in accounts receivable.

As of March 26, 2000, the Company's long-term investments consisted of $78.0 million in high- grade corporate bond holdings that mature beginning April 9, 2001. The Company purchased the corporate bonds with a portion of the proceeds from the public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to-maturity" under SFAS 115. The securities are reported on the balance sheet at amortized cost, as long-term marketable securities with unpaid interest included in accounts receivable if interest is due in less than 12 months, and as a long term receivable if interest is due in more than 12 months. As of March 28, 1999, the Company had no long-term investments.

During the three months ended March 26, 2000, the Company purchased equity securities that were subsequently sold in the same period. The purchase and sale of these securities resulted in the Company recording a realized gain on the sale of stock of $494,000 for the three and nine months ended March 26, 2000.

Long Term Debt

In November 1997, the Company entered into a term loan with a commercial bank for up to $10.0 million to finance the purchase and upfit of its principal facility in Durham, North Carolina. Approximately $3.0 million was disbursed under the loan to finance the initial purchase of the facility with the remaining proceeds disbursed on a monthly basis based on actual expenditures incurred. The loan, which was collateralized by the purchased property and subsequent upfits, accrued interest at a fixed rate of 8% and carried customary covenants, including the maintenance of a minimum tangible net worth and other requirements. On February 17, 1999, the entire $10.0 million indebtedness was repaid with proceeds received from a public stock offering.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

                                                 March 26,      June 27,
                                                   2000           1999
                                                 ---------      --------
                                                      (In thousands)

                   Raw materials                 $ 2,324        $ 1,290
                   Work-in-progress                2,512          1,675
                   Finished goods                  2,246          1,012
                                                 ---------      --------
                   Total Inventories             $ 7,082        $ 3,977
                                                 =========      ========

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

                               Three Months Ended           Nine Months Ended
                               ------------------           -----------------
                             March 26,   March 28,       March 26,     March 28,
                               2000        1999            2000          1999
                             ---------   ---------       ---------     ---------
                                              (In thousands)
Net R&D costs                  $ 164       $ -            $ 298           $ -
Government funding               227         -              625             -
                             ---------   ---------       ---------     ---------
Total direct costs incurred    $ 391       $ -            $ 923           $ -
                             =========   =========       =========     =========


Significant Sales Contract

In September 1996, the Company entered into a Purchase Agreement with Siemens AG ("Siemens"), pursuant to which Siemens agreed to purchase light emitting diode ("LED") chips made with the Company's gallium nitride-on-silicon carbide technology. In April 1997, December 1997 and September 1998, contract amendments were executed that provided for enhanced product specifications requested by Siemens and larger volume requirements, respectively. In December 1998, the Purchase Agreement was further amended to provide for additional shipments of LED products through September 1999. The Purchase Agreement was subsequently assigned to an indirect subsidiary of Siemens, OSRAM Opto Semiconductors GMBH & Co. OHG ("Osram"), effective as of January 1, 1999. All shipments under this Purchase Agreement have been concluded.

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

Development Agreement Amendment

On March 17, 2000, the company signed an amendment to its development agreement with Microvision, Inc. which became effective on April 12, 2000. The development agreement, which was originally signed May 5, 1999, covers research directed to the development of edge-emitting light emitting diodes, and laser diodes, and committed MVIS to fund a one-year program at Cree for $2.6 million. With the amendment, MVIS has committed to fund an additional two-year program for a total of $10 million. Under the agreement, MVIS will fund $4.5 million payable in quarterly installments to Cree for the first year commencing on April 13, 2000. In addition, the amendment provides that MVIS will fund an additional $5.5 million payable in quarterly installments to Cree for the second year beginning April 13, 2001. All costs incurred under the program will be charged as research and development expenses with related funding offsetting these costs. Several milestones have been identified in the amendment to the development agreement. Cree is obligated to use best efforts to achieve all milestones; however, Cree is not obligated to incur costs in excess of funding paid under the agreement. The agreement provides that failure to achieve milestones is not grounds for termination of the agreement or to withhold payment of the development fee, that Cree has no liability for the failure to achieve any milestone, and that any funding received by Cree is nonrefundable. Cree has also granted exclusive rights to MVIS for the purchase of products developed in the program for use in scanned beam applications for seven years after the commencement of the amended development agreement or expiration of the agreement, subject to certain conditions.

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

Earnings Per Share
------------------

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 required the Company to change its method of computing, presenting and disclosing earnings per share information. All prior period data presented has been restated to conform to the provisions of SFAS 128.

The following computation reconciles the differences between the basic and diluted presentations:

                                                        Three Months Ended        Nine Months Ended
                                                        ------------------        -----------------
                                                       March 26,  March 28,     March 26,   March 28,
                                                         2000       1999*         2000        1999*
                                                       ---------  ---------     ---------   ---------
                                                          (In thousands, except per share amounts)

Net income                                              $ 9,155    $ 3,377       $19,575     $ 8,594
Weighted average common shares                           32,169     27,266        30,364      26,258
                                                       ---------  ---------     ---------   ---------
Basic earnings per common share                         $ 0.28      $0.12         $0.64       $0.33
                                                       =========  =========     =========   =========

Net income                                              $ 9,155    $ 3,377       $19,575     $ 8,594
Diluted weighted average common shares:
Common shares outstanding                                32,169     27,266        30,364      26,258
Dilutive effect of stock options and warrants             2,443      2,504         2,109       1,720
                                                       ---------  ---------     ---------   ---------
Total diluted weighted average common shares             34,612     29,770        32,473      27,978
                                                       ---------  ---------     ---------   ---------
Diluted earnings per common share                       $ 0.26      $0.11         $0.60       $0.31
                                                       =========  =========     =========   =========

* Weighted average shares and per share amounts have been adjusted for the two for one stock split effective July 26, 1999.

Potential common shares that would have the effect of increasing diluted income per share are considered to be antidilutive. In accordance with SFAS No. 128, these shares were not included in calculating diluted income per share. As of March 26, 2000 and March 28, 1999, there were no potential shares considered to be antidilutive.

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

Shareholders' Equity
--------------------

On January 20, 2000, the Company completed a public offering of 3,289,000 shares of its common stock at a price to the public of $85.125 per share. The Company received net aggregate proceeds of approximately $266.7 million after deducting underwriting discounts and commissions and estimated offering costs. The net proceeds will be used primarily for manufacturing facility expansion and purchase of additional equipment, the acquisition of an additional facility, research and development, and general corporate purposes.

Subsequent Events
-----------------

On April 11, 2000, the Company announced it had signed a definitive agreement to acquire privately held Nitres, Inc. ("Nitres"), a company engaged in research and development of nitride-based semiconductor devices with offices in Goleta and West Lake Village, California. Under the terms of the agreement, the Company will acquire all of the outstanding and vested shares of Nitres stock in exchange for approximately 1.5 million shares of the Company's common stock in a pooling of interests transaction. In connection with the transaction, the Company will issue approximately 350,000 unvested common shares in exchange for unvested Nitres shares and assume all outstanding Nitres stock options and warrants which will be exercisable for approximately 150,000 shares of the Company's common stock. As a result of the acquisition, Nitres will become a wholly-owned subsidiary of the Company called "Cree Lighting Company." The transaction is expected to be completed by the end of May 2000 subject to satisfaction of customary closing conditions. As a result of the transaction, the Company expects to take a one-time charge of approximately $3.5 million for the quarter ended June 25, 2000 for fees and other costs relating to the acquisition.

On April 13, 2000, the Company purchased 250,000 shares of common stock of MVIS in a private equity transaction at $50.00 per share, or $12.5 million. MVIS has filed a registration statement to register the shares. Cree will account for its investment in MVIS under FAS 115 as an "available for sale" security.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Forward looking statements are typically identified by the use of such terms as "may," "will," "anticipate," "believe," "plan," "estimate," "expect," and "intend" and similar words, although some forward looking statements are expressed differently. Our actual operating results could differ materially from those contained in the forward looking statements due to a number of factors, including the risk our customers may fail to honor contractual purchase commitments, fluctuations in our operating results, production yields in our manufacturing processes, whether we can produce sufficient quantities to meet delivery requirements, the risk that demand for our high brightness LED products may be less than we expect, the risk of price reductions or other actions by competitors that may impair sales, uncertainty whether we can continue to meet margin goals, risk of manufacturing delays or increased costs due to variability in the complex processes used to manufacture our products, risk of unanticipated facility or equipment outages, our dependence on a few customers, whether new customers will emerge, whether we can develop, introduce and create market demand for new products, the ability to complete the Nitres acquisition and integrate it with Cree's current operations, the ability to continue Nitres' research and development successfully and commercialize products on a timely and cost effective basis, the actual costs of combining the businesses, whether we can manage our growth effectively, assertion of intellectual property rights by others or loss of pending patent litigation and the risk of adverse economic conditions. See Exhibit 99.1 for additional factors that could cause our actual results to differ.

Overview
--------

Cree, Inc. is the world leader in developing and manufacturing semiconductor materials and electronic devices made from silicon carbide ("SiC"). We recognize product revenue at the time of shipment or in accordance with the terms of the relevant contract. We derive the largest portion of our revenue from the sale of blue and green LED products. We offer LEDs at two brightness levels: high brightness blue and green products and standard brightness blue products. Our LED devices are utilized by end users for automotive dashboard backlighting, liquid crystal display ("LCD") backlighting, including wireless handsets and other consumer products, indicator lamps, miniature white lights, indoor sign and arena displays, outdoor full color displays, traffic signals and other lighting applications.

During the first nine months of fiscal 2000, revenues derived from sales of high brightness LEDs were greater than 70% of the total LED sales mix. Historically, we have experienced low margins with many new product introductions, including the high brightness products. We have continued to make improvements to output and yield since the high brightness products were introduced in fiscal 1999. During the first nine months of fiscal 2000, we continued to make progress towards our fiscal 2000 goal of a 50% cost reduction for high brightness LED products through a 44% reduction in unit costs from June 1999. During the fourth quarter of fiscal 2000, we plan to continue our focus on reducing unit costs through higher production yields and increased volume.

We derive revenue from the sale of SiC wafers that are used for device production and research and development. In addition, we sell SiC crystals to C3, Inc., or "C3" which uses them in gemstone applications. In the fall of 1999, C3 announced lower sales and higher inventory levels than anticipated. C3 also launched a new marketing campaign for its gemstone products. In the second quarter of fiscal 2000, we agreed that C3 could reschedule approximately one-half of its purchase commitments from the first half of calendar 2000 to the second half of the year. As a result, sales to C3 declined 34% during the third quarter of fiscal 2000. We anticipate that overall sales to C3 will decrease to less than 10% of our revenue for the fourth quarter of fiscal 2000, and will continue to decline as a percentage of revenue through the first half of fiscal 2001.

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

In 1999, we announced the introduction of the first of a family of RF and microwave transistor products made from SiC. These products are designed for use in a variety of power amplification applications. A second phase of transistor products is expected to be available in calendar 2000. We expect that these products will be marketed to a variety of amplifier producers for a number of uses, including wireless base station and digital broadcast applications. While distribution of these products on a sample basis commenced in early fiscal 2000, we believe that these products will be sold in limited quantities as evaluation kits during fiscal 2000 since design cycles for the target applications generally exceed six months. There can be no assurance that customers will develop applications requiring commercially significant volumes of our RF products or that such products will be successful in the market.

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

Results of Operations
---------------------

Three Months Ended March 26, 2000 and March 28, 1999

Revenue. Revenue increased 77% from $16.0 million in the third quarter of fiscal 1999 to $28.4 million in the third quarter of fiscal 2000. This increase was attributable to an increase in product revenue of 86% from $14.1 million in the third quarter of fiscal 1999 to $26.2 million in the third quarter of fiscal 2000. This rise in product revenue was a result of the 149% increase in sales of our LED products in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. LED volume grew 74% during the same period compared to the prior year due to a significant increase in demand for high brightness blue and green LED products. These high brightness products represented over 80% of total LED sales for the third quarter of fiscal 2000.

As a result of the increasing mix of high brightness products, average LED sales prices have increased 44% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999.

Revenue attributable to sales of SiC materials was 4% higher in the third quarter of fiscal 2000 than in the same period of fiscal 1999. In the second quarter of fiscal 2000, we agreed to spread shipments of gemstone products for the remainder of fiscal 2000 over the next twelve months, which resulted in lower revenue from C3 sequentially, but slightly higher amounts over the prior year. The reduced orders from C3 have been offset with additional LED revenue in the third quarter of fiscal 2000, and we believe that additional LED revenue in the fourth quarter of fiscal 2000 will again offset these reduced orders. Contract revenue from the U.S Government agencies increased 11% during the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 due to additional awards received in late fiscal 1999 and in the first quarter of fiscal 2000.

Gross Profit. Gross margin was 56% of revenue during the third quarter of fiscal 2000 as compared to 48% during the third quarter of fiscal 1999. This increase is due primarily to the increases in LED sales volumes and average sales price per chip for LEDs discussed above. In addition, higher throughput and manufacturing yield on high brightness LEDs and materials products have resulted in lower unit costs. Wafer costs for SiC material sales also declined during the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. Over the next few quarters, we target gross margin to decline slightly from levels attained in the third quarter of fiscal 2000, due to the initial integration of our three-inch wafer into device manufacturing.

Research and Development. Research and development expenses increased 48% in the third quarter of fiscal 2000 to $2.2 million from $1.5 million in the third quarter of fiscal 1999. Much of this increase was caused by greater investments for research in the RF and microwave and optoelectronics programs. In addition, spending under the MVIS contract was higher than funding received. On March 17, 2000, the Company agreed to an amendment of its original agreement with MVIS, signed in May 1999. Under the terms of the amended agreement, MVIS will commit $10.0 million in funding over a two-year period for the continued development of edge-emitting LEDs and laser devices. As development costs are incurred under this contract, funding from MVIS is offset against these expenses. This amended development agreement became effective on April 13, 2000. We expect internal research and development expenses to grow in future periods.

Sales, General and Administrative. Sales, general and administrative expenses increased 81% in the third quarter of fiscal 2000 to $2.8 million from $1.6 million in the third quarter of fiscal 1999, due to greater spending to support the overall growth of the business. We anticipate that total sales, general and administrative expenses will increase in connection with the growth of our business; however, we believe that as a percentage of revenue they will remain relatively constant.

Other (Income) Expense. Other (income) expense has increased 117% to $673,000 during the third quarter of fiscal 2000 from $311,000 for the third quarter of fiscal 1999. During the third quarter of fiscal 2000, we recorded $1.2 million in write-down charges for the retirement of manufacturing equipment and other building improvements. This loss was offset by gains realized on the sale of trading securities bought and sold during the quarter. In the third quarter of fiscal 1999, we realized impairments to leasehold costs as a result of management's decision to move equipment from our leased facility to our new manufacturing site.

Interest Income, Net. Interest income, net has increased to $3.8 million in the third quarter of fiscal 2000 from $347,000 in the third quarter of fiscal 1999 due to a higher available cash balance following the completion of our public stock offering in January 2000. Higher interest rates in fiscal 2000 also contributed to increased interest income. A portion of the proceeds from the February 1999 public stock offering was used to repay the $10.0 million term loan from NationsBank in the third quarter of fiscal 1999; therefore, no interest expense was incurred in the third quarter of fiscal 2000. Interest expense incurred with the term loan was capitalized as a part of the construction improvements made to the facility in fiscal 1999. However, the majority of the interest incurred in the third quarter of fiscal 1999 was expensed.

Income Tax Expense. Income tax expense for the third quarter of fiscal 2000 was $4.7 million compared to $1.3 million in the third quarter of fiscal 1999. This increase resulted from higher profitability during the third quarter of fiscal 2000 over the same period in fiscal 1999 and a higher effective tax rate. Our tax rate during the third quarter of fiscal 2000 was 34% compared to 28% in the third quarter of fiscal 1999, due to a reduction in the reserve for deferred tax assets.

Nine Months Ended March 26, 2000 and March 28, 1999

Revenue. Revenue increased 71% from $42.4 million in the first nine months of fiscal 1999 to $72.3 million in the first nine months of fiscal 2000. This increase resulted from an increase in product revenue of 77% from $37.6 million in the first nine months of fiscal 1999 to $66.6 million in the first six months of fiscal 2000. This rise in product revenue was largely a result of the 118% increase in sales of our LED products in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. Our high brightness LED products experienced the heaviest demand. While our LED chip sales volume has grown 82% in the first nine months of fiscal 2000 over units shipped in the first nine months of fiscal 1999, our average sales prices for LEDs have also increased 35% in the first nine months of fiscal 2000 over the same period in the prior year. The greater average sales price reflects a significant shift in mix to the higher priced high brightness LED products. For the first nine months of fiscal 2000, more than 70% of LED sales were attributable to high brightness products. For the first nine months of fiscal 1999, approximately 10% of LED sales were from high brightness products.

Revenue attributable to sales of SiC material was 28% higher in the first nine months of fiscal 2000 than in the same period of fiscal 1999 due to a significant increase in sales to C3 for gemstone applications. During the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, C3 purchased additional equipment from us to increase our capacity to manufacture gemstone products for them. In the second quarter of fiscal 2000, we agreed to spread shipments of gemstone products for the remainder of fiscal 2000 over the next twelve months. These reduced orders from C3 have been offset with additional LED revenue in the third quarter of fiscal 2000, and we believe that additional LED revenue in the fourth quarter of fiscal 2000 will again offset these reduced orders. Contract revenue received from U.S. Government agencies increased 21% during the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999 due to new contracts that have been awarded to the Company in late fiscal 1999 and in the first quarter of fiscal 2000.

Gross Profit. Gross profit increased 90% from $20.0 million in the first nine months of fiscal 1999 to $38.0 million in the first nine months of fiscal 2000. This increase is due primarily to the increases in LED sales volumes and average sales price per chip for LEDs discussed above. During the first nine months of fiscal 2000, the average cost to manufacture high brightness LEDs has been reduced 44%. Margins on wafer and gemstone products have also improved during the first nine months of fiscal 2000 as higher quality materials are being produced with greater yields.

Research and Development. Research and development expenses increased 48% in the first nine months of fiscal 2000 to $5.1 million from $3.4 million in the first nine months of fiscal 1999. Much of this increase was caused by a greater investment made for research in the RF and microwave and optoelectronics programs. In addition, spending under the MVIS contract was higher than funding received. As development costs are incurred under this contract, funding from MVIS is offset against these expenses.

Sales, General and Administrative. Sales, general and administrative expenses increased 74% in the first nine months of fiscal 2000 to $7.4 million from $4.2 million in the first nine months of fiscal 1999, due to greater spending to support the overall growth of the business.

Other (Income) Expense. Other (income) expense decreased 11% to $767,000 during the first nine months of fiscal 2000 from $878,000 for the first nine months of fiscal 1999. During the third quarter of fiscal 2000, we recorded $1.2 million in write-down charges for the retirement of manufacturing equipment and other building improvements. This loss was offset by gains realized on the sale of trading securities bought and sold during the quarter. In the first nine months of fiscal 1999, we realized impairments to leasehold costs as a result of management's decision to move equipment from our leased facility to our new manufacturing site. This was offset somewhat by investment income recognized on stock held in C3.

Interest Income, Net. Interest income, net increased 920% to $4.9 million in the first nine months of fiscal 2000 from $482,000 in the first nine months of fiscal 1999 due to a higher available cash balance following the completion of our public stock offerings in January 2000 and February 1999. Higher interest rates in fiscal 2000 also contributed to increased interest income. A portion of the proceeds from the February 1999 public stock offering was used to repay the $10.0 million term loan from NationsBank in the third quarter of fiscal 1999.

Income Tax Expense. Income tax expense for the first nine months of fiscal 2000 was $10.1 million compared to $3.3 million in the first nine months of fiscal 1999. This increase resulted from higher profitability during the first nine months of fiscal 2000 over the first nine months of fiscal 1999 and a higher effective tax rate. Our tax rate during the first nine months of fiscal 2000 was 34% compared to 28% in the first nine months of fiscal 1999.

Liquidity and Capital Resources
-------------------------------

We have funded our operations to date through sales of equity, bank borrowings and revenue from product and contract sales. As of March 26, 2000, we had working capital of $239.0 million, including $231.0 million in cash and short-term investments. Not included in working capital is an additional $78.0 million in high-grade marketable securities included as a long-term investment. Operating activities generated $27.9 million for the first nine months of fiscal 2000 compared with $11.4 million generated during the comparative period in fiscal 1999. This increase was primarily attributable to higher profitability.

We invested $47.1 million in capital expenditures during the first nine months of fiscal 2000 compared to $24.8 million during the same period in the prior fiscal year. The majority of the increase in spending was due to new facilities and equipment additions to increase manufacturing capacity in our crystal growth, epitaxy, and package and test areas. In the second quarter of fiscal 2000, we completed a 42,000 square foot facility expansion at our production site near Research Triangle Park, North Carolina. Also, during the third quarter of fiscal 2000, we purchased a 120,000 square foot facility on 17.5 acres of land adjacent to the existing production site that will support administration and portions of research and development. The cost to acquire this facility was $8.1 million.

We are currently engaged in construction activities relating to a 250,000 square foot expansion of our main facility to provide added capacity for our LED and materials and future product lines. Phases of this project will be finished beginning in December 2000, with the balance targeted for completion within 18 months. We anticipate total costs for these facilities to be between $40.0 million and $50.0 million. Estimates for equipment costs relating to this expansion total between $30.0 million and $40.0 million. We plan to fund this expansion with the net proceeds of the January 2000 stock offering and cash from operations.

From time to time we evaluate potential acquisitions of and investments in complementary businesses and anticipate continuing to make such evaluations. Except for the acquisition of Nitres, which is anticipated to be completed by the end of May 2000, we have no present commitments or agreements with respect to the potential acquisition of or investment in another business.

Cash provided by financing activities during the first nine months of fiscal 2000 reflected the receipt of $266.7 million in net proceeds from the January 2000 stock offering and $2.9 million in proceeds from the exercise of stock options from our employee stock option plan.

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

Impact of the Year 2000
-----------------------

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of fiscal 2000, the Company invested some of the proceeds from the public offering into high-grade corporate debt, commercial paper, government securities and other investments at interest rates that vary by security. No other material changes in market risk have been identified during the most recent quarter.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The  Company's  report on Form  10-Q for the  period  ended  December  26,  1999 describes a lawsuit pending in Tokyo District Court brought by Nichia Corporation against Sumitomo Corporation, one of the Company's distributors in Japan. As previously reported, the complaint in this proceeding is directed to the Company's standard brightness LED products and alleges that the products infringe a Japanese patent owned by Nichia. The suit seeks a permanent injunction against further distribution of the products in Japan. The Company has intervened in the proceeding and filed a response denying the allegations of infringement. Nichia subsequently commenced additional proceedings against Sumitomo in Tokyo District Court in which it alleges that the Company's high brightness LED products infringe a second Japanese patent owned by Nichia. The new proceedings, filed April 10, 2000 and served on Sumitomo thereafter, seek preliminary and permanent injunctions prohibiting Sumitomo from further sales of the products in Japan. The Company has intervened in the new preliminary injunction proceeding and intends to seek intervention in the related case. No monetary damages for infringement have been sought in any of the lawsuits brought by Nichia against Sumitomo. Management believes that the infringement claims are without merit and that the lawsuits are motivated by competitive factors. The Company intends to vigorously defend its products against these claims.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              27.1  Financial Data Schedule

              99.1  Risk Factors

         (b)  Reports on Form 8-K:

              The Company filed a report on Form 8-K on January 3, 2000 regarding its financial results for the period ended December 26, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CREE, INC.


Date: April 25, 2000                 By: /s/ Cynthia B. Merrell
                                         ------------------------------------
                                         Cynthia B. Merrell
                                         Chief Financial Officer and Treasurer
                                         (Authorized Officer and Chief Financial
                                         and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.

27.1    Financial Data Schedule

99.1    Risk Factors