Form 10-K
period 2000-06-25
CREE INC
filed 2000-08-10
CIK 895419

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 25, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of August 4, 2000 was approximately $3,368,572,950 (based on the closing sale price of $102 per share).

The number of shares of the registrant's Common Stock, $0.0025 par value per share, outstanding as of August 4, 2000 was 35,351,133.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 31, 2000 are incorporated by reference into Part III.

                                   CREE, INC.
                                    FORM 10-K

                     For the Fiscal Year Ended June 25, 2000

                                      INDEX

Part I                                                                      Page

Item  1.  Business............................................................3
Item  2.  Properties.........................................................20
Item  3.  Legal Proceedings..................................................20
Item  4.  Submission of Matters to a Vote of Security Holders................20

Part II

Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters................................................21
Item  6.  Selected Financial Data............................................21
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................23
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........30
Item  8.  Financial Statements and Supplementary Data........................31
Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures...............................53

Part III

Item 10.  Directors and Executive Officers of the Registrant.................54
Item 11.  Executive Compensation.............................................54
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.........................................................54
Item 13.  Certain Relationships and Related Transactions.....................54

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....55

SIGNATURES...................................................................57

                                     PART I

Item 1. Business

INTRODUCTION
------------

Cree, Inc., a North Carolina corporation, was established in 1987 to commercialize silicon carbide, or SiC, semiconductor wafers and devices. Today, we are the world leader in developing and manufacturing compound semiconductor materials and electronic devices made from SiC. SiC-based devices offer significant advantages over competing products made from silicon, gallium arsenide, sapphire and other materials for certain electronic applications. We use our compound semiconductor technology to make enabling products such as blue and green light emitting diodes, or LEDs. We sell our LEDs to customers who package them for use in applications such as backlighting for automotive dashboards and automotive interior lighting, wireless handsets and other consumer products. Other applications for our LEDs include indoor and outdoor full color displays, such as video boards in indoor arenas and outdoor stadiums or billboards and message signs. Our LEDs are also used in traffic signals, indicator lights for consumer or industrial equipment and miniature white lights. We have developed several generations of LED products, including high performance LEDs with increased brightness over our previous diodes and small chip products, which consume less power. Our SiC-based blue and green LEDs offer benefits to our customers over competing products, including an industry standard chip structure, improved resistance to electrostatic discharge, small size and low unit price. We also manufacture SiC materials products, including SiC wafers, that we sell for use in manufacturing and for research directed to optoelectronics, microwave and power applications, and SiC crystals used in the production of unique gemstones.

We have new product initiatives for RF and microwave transistors and recently began shipping limited quantities of these devices. We believe that these products may prove useful in a variety of applications, including power amplifiers for wireless infrastructure, home-based multi-channel multi-point subscriber units, digital broadcast applications and solid state radar. We also have new product initiatives aimed at developing high power devices for power conversion and switching uses and blue laser diodes for use in high-density digital versatile disk, or DVD, players and other optical storage applications. We are also developing LEDs with a higher luminous efficiency to expand our existing family of devices. We believe if certain significant milestones are achieved these LED chip products currently in development may enable our customers to produce white lamps that could compete in the conventional lighting market.

BACKGROUND
----------

Most semiconductor devices are fabricated on wafers made from silicon crystals. Silicon evolved as the dominant semiconductor material because it is relatively easy to grow into large, single crystals and is suitable for fabricating many electronic devices. Alternative materials, such as gallium arsenide, or GaAs, have emerged to enable the fabrication of new devices with characteristics that could not be obtained using silicon, including certain RF, microwave, LED, laser and other solid state devices. However, GaAs, silicon and other commercially available semiconductor materials have certain physical and electronic characteristics that limit their usefulness in certain applications. For example, silicon and GaAs-based semiconductors have not demonstrated the ability to fabricate short wavelength optoelectronic devices. In addition, the power handling capabilities of silicon and GaAs-based microwave transistors can limit the power and performance of microwave systems used in many commercial and military applications. SiC can deliver five times the power per single device than silicon or GaAs based devices, therefore, SiC based wireless systems may use fewer transistors per base station with less complex circuitry, which may result in a lower system cost. Furthermore, few silicon or GaAs devices can operate effectively at temperatures above 400 degrees Fahrenheit. This is a significant limitation for applications such as advanced electronic systems for high power electric motors, jet engines and satellites.

Substantial research and development efforts have been undertaken to explore the properties of other potential semiconductor materials. These efforts have identified few candidate materials that are capable of being grown as low defect single crystals, a requirement in the production of most semiconductors. SiC also possesses physical and electronic properties that meaningfully increase device performance over products fabricated from semiconductor materials in general use. Of the few potential candidates, the properties of SiC make it an excellent material for extending existing semiconductor device technology where high power, high temperature or short wavelengths are important for performance.

SiC OVERVIEW
------------

SiC has many physical characteristics that make it difficult to produce. For example, in a typical semiconductor manufacturing process, the semiconductor material is grown in single crystal form and sliced into wafers. The wafers are then polished and chemically etched, coated with thin crystalline films containing controlled levels of impurities and fabricated into devices. Because SiC can form many different atomic arrangements and must be grown at process temperatures above 3,500 degrees Fahrenheit, it is difficult to grow large single crystals that are homogeneous in structure. In addition, the high temperatures required to grow SiC make the control of impurity levels in SiC crystals and thin films difficult. "Micropipes," or small diameter holes, may appear in the crystals during their growth, affecting the electrical integrity of the wafer and reducing the usability of portions of the wafer for certain applications. Slicing and polishing SiC wafers is also hindered by the intrinsic hardness of the material. Similarly, its inherent chemical resistance makes SiC a difficult material to etch. The characteristics discussed below distinguish SiC from conventional silicon and GaAs-based semiconductor materials, resulting in significant advantages if production hurdles can be overcome:

WIDE ENERGY BANDGAP. Bandgap is the amount of energy required to ionize an electron from the valence band to the conduction band. SiC is classified as a "wide bandgap" semiconductor material, meaning that more energy is required for ionization. Electronic devices made from this material can operate more efficiently and at much higher temperatures than devices made from other common semiconductor materials.

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

ROBUST MATERIAL. SiC has an extremely high melting point and is one of the hardest known materials in the world. As a result, SiC can withstand much higher electrical pulses and is much more radiation-resistant than silicon or GaAs. SiC is also extremely resistant to chemical breakdown and can operate in harsh environments.

GEMOLOGICAL APPEAL. In the gemstone industry, SiC is known as moissanite. Its high refractive index and dispersion give it "diamond-like" sparkle or fire. In addition, its hardness allows superior faceting and wear resistance compared to many gemstone materials.

THE CREE SOLUTION
-----------------

Some of the same physical characteristics that make SiC an excellent material for certain semiconductor applications also make the material very difficult to produce. Through our 13 years of development and manufacturing experience, we have succeeded in overcoming many of the difficulties involved in processing SiC for commercial use. We introduced our first product in October 1989 and believe we are currently the leading volume producer of SiC wafers and SiC-based blue and green LED products in the world. We believe that our proprietary process techniques and the inherent attributes of SiC give our products significant advantages over competing products for certain electronic and gemological applications. These advantages include:

BLUE AND GREEN LIGHT EMISSION. We produce high efficiency blue and green LEDs using gallium nitride, or GaN, a wide bandgap material, and other nitrides grown on SiC substrates. Other manufacturers of nitride-based LEDs currently use sapphire substrates. The conductive properties of SiC enable us to fabricate a simpler, industry standard sized LED chip that is smaller than LEDs grown on competing sapphire substrates. We believe the industry standard size of our chip affords our customers more flexibility in gaining design wins and our smaller chip size enables our product to be offered for a lower cost per chip in comparison to sapphire-based products currently available. We are also developing LEDs with higher luminous efficiency that may allow our products to better compete with the brightness offered from sapphire-based products. Sapphire-based products currently offer a higher brightness than our existing LED products. We are also working to develop highly efficient near-ultraviolet LED chips that may eventually be used by our customers to produce white lamps that can compete with conventional lighting products for certain applications. We have also demonstrated in the laboratory and are continuing development of nitride-based blue laser diodes grown on SiC. The principal advantages of SiC over other substrate materials for blue laser diodes are its high electrical and thermal conductivity and its ability to be cleaved, providing an excellent surface for laser light emission.

ENABLING SUBSTRATE PROPERTIES. The inherent attributes of SiC as a substrate enable researchers to work on developing new optoelectronic, microwave and power devices that offer significant advantages over competing products and which could not be produced as effectively on other substrate materials. We manufacture SiC wafers for both internal use and for sale to external development programs to further new product development. We also sell some wafers to Osram OS for the production of LED products. In October 1999, we introduced a larger three-inch wafer to production for research purposes and demonstrated a four-inch prototype wafer.

GEMSTONE MATERIAL PROPERTIES. We manufacture SiC crystals that are used to produce moissanite gemstones. The combination of SiC's optical properties (high refractive index and dispersion) and robust material properties give these gemstones both diamond-like sparkle or fire and hardness characteristics. We continue to develop larger and higher quality SiC crystals for this application.

HIGH POWER RF AND MICROWAVE OPERATIONS. We have demonstrated SiC RF and microwave transistors that can operate at much higher voltages than silicon or GaAs because of SiC's high breakdown electric field, allowing much higher power operation at high frequencies. We believe our higher power SiC devices will enable the design and manufacture of SiC-based RF and microwave transmitters with less circuit complexity and higher total output power. These same advantages exist for microwave devices made using GaN on SiC substrates, which can also operate at much higher frequencies than SiC-only devices. We recently began shipping limited quantities of SiC RF devices that can be used in wireless infrastructure applications such as cellular base station transmission systems. We believe that SiC devices offer certain advantages for RF and microwave applications in comparison to silicon and GaAs devices, including using fewer devices for a similar range of frequency, superior linearity for digitally modulated carrier applications which results in less distortion to the signal, superior efficiency, and the ability to operate at higher temperatures. We are continuing development of additional RF and microwave devices for use in wireless infrastructure and other commercial and defense-related applications.

HIGH POWER, HIGH VOLTAGE OPERATION. We are developing SiC power diodes and switches that are able to operate at higher power densities than currently used semiconductor materials because of the much higher breakdown electric field of SiC. In addition, we believe that our SiC power devices will be able to operate with lower resistive losses and lower switching losses than those made with silicon or GaAs.

PRODUCTS
--------

All of our current products are based on our SiC technology. The following chart illustrates our existing products and existing and potential applications of these products by our customers and their end users:

      PRODUCT                 EXISTING AND POTENTIAL USER APPLICATIONS
      -------                 ----------------------------------------

      Blue and green LEDs     o Backlighting in applications such as automotive
                                dashboards and interior lighting, wireless hand-sets and other lighting applications
                              o Large indoor full color displays,  such as arena
                                video screens
                              o Large outdoor full color displays
                              o White light products to replace miniature incan-
                                descent bulbs, such as those used in automobile map lights and other lighting applications
                              o Traffic signals
                              o Indicator  lights  used for consumer, office and
                                other equipment
      Wafer Products          o Manufacture of LEDs
                              o Research  and development for new  semiconductor
                                devices

      SiC crystals            o Gemstones
      RF transistors and      o Power  amplifier  systems  for  wireless  infra-
      amplifiers                structure, such as base stations, wireless local
                                loop and multi-channel, multi-point distribution system base station and subscriber sites
                              o Digital broadcast systems
                              o Solid-state radar systems
                              o Military communications systems

BLUE AND GREEN LEDs

LEDs are solid-state chips used in miniature lamps in everyday applications such as indicator lights on printers, computers and other equipment. LEDs generally offer substantial advantages over small incandescent bulbs, including longer life, lower maintenance cost and energy consumption, and smaller space requirements. Groups of LEDs can make up single or multicolor electronic displays. Since the introduction of our first blue SiC-only LED product in 1989, we have developed several generations of LED products, including blue and green LEDs using nitride materials on SiC substrates, a more robust conductive buffer chip that is easier to build into lamps, higher brightness products and a small size low power consumption diode. All of these products have a lower unit price than competing products. We believe that LEDs made from SiC substrates offer important benefits over those made from the sapphire substrates presently used by our competitors, including:

     o an industry standard vertical chip structure requiring a single wire bond that permits faster LED assembly and reduced cost;
     o a small chip size;
     o improved resistance to electrostatic discharge, or ESD, which reduces the cost, engineering effort and time to qualify LEDs at customer production sites; and
     o a lower-priced outdoor-capable product.

Presently, our LED chips are used for backlighting purposes in applications such as automotive dashboards, interior automotive lighting, and liquid crystal display or LCD, including wireless handsets and other consumer products. In addition, they are used in office equipment indicator lighting, full color video display technology, such as arena video boards, billboards and moving message advertising and informational signs. Our standard brightness LED products, offered in blue wavelengths only, are primarily used in indoor applications. In September 1998, we introduced brighter, higher-priced blue and green LEDs that offer a lower cost alternative to competing products made on sapphire substrates. These products increased brightness up to 300% over our standard LED products. These higher brightness parts are used by our customers to produce packaged components marketed for backlighting applications requiring low power consumption, such as LCDs for wireless handsets and consumer products, and in traffic signals and outdoor full-color display applications where brightness is critical.

We also offer a product line within our blue LED products that our customers use in manufacturing solid-state LED components that emit white light. By passing blue or near ultraviolet LED output through certain conversion materials such as phosphors or polymers, blue light may be converted into white light. We currently sell blue LED chips to customers who produce packaged components that emit white light. Commercial products incorporating our chips for white light conversion include backlighting applications for automobile dashboards and instrumentation and LCD backlighting for wireless handsets. Other applications for white light LEDs include miniature incandescent lighting, such as map lights, automobile trunk lights and small flashlights.

In June 2000, we announced the introduction of a new smaller chip that is available at standard and high brightness levels in blue and in high brightness levels for green. This product costs less and uses 50% less power than our larger sized chips. We are targeting this product to the low cost handset market.

We are focusing current development efforts on further improving the brightness of our high brightness LEDs. We believe that increased brightness is necessary to effectively compete against LEDs fabricated on sapphire substrates, which are presently brighter than our high brightness products, and may eventually lead to products marketed for commercial lighting applications. LED products represented 63%, 49%, and 43% of our revenue for the fiscal years ended June 25, 2000, June 27, 1999, and June 28, 1998, respectively.

MATERIALS PRODUCTS

We manufacture SiC wafers for sale to corporate, government and university programs that use SiC as the basis for research in optoelectronic, microwave and high power devices. Each order may be sold as a bare wafer or customized by adding epitaxial films, depending upon the nature of the customer's development program. For the past several years, we have worked to improve the quality of our wafers while increasing their size. In October 1999, we released a low-cost two-inch wafer targeted as an alternative to sapphire substrates used by many researchers in the optoelectronics field. In the same month, we introduced our first three-inch wafer for sale to the research community.

Single crystalline SiC has characteristics that are similar to diamond, including properties relating to hardness and brilliance. Through a proprietary process, we manufacture SiC crystals in near colorless form for use in gemstone applications. We sell SiC crystals directly to Charles & Colvard, or C&C, a company founded to develop gemstone products from SiC crystals. C&C cuts and facets the SiC crystals to fabricate diamond-like gemstones targeted at customers who desire affordable high quality jewelry. In December 1999, C&C announced lower sales revenue and higher inventory levels than anticipated as well as the initiation of a new marketing campaign for its gemstone products. As a result, we anticipate that sales to C&C will continue to decline as a percentage of our business in fiscal 2001. Future demand also is dependent on C&C's ability to cut, facet and effectively market its gemstone products. Wafer and other material products represented 26%, 37% and 31% of our revenue for the fiscal years ended June 25, 2000, June 27, 1999, and June 28, 1998, respectively.

RF AND MICROWAVE TRANSISTORS

In June 1999, we announced the first of a planned line of SiC-based RF and microwave transistor products. Samples of this product were shipped throughout fiscal 2000. In June 2000, the first 10-watt transistor products were released to production and became available to customers in limited quantities. These products include a complete, self-biased broadband power amplifier covering 100 megahertz to 1 gigahertz as well as pre-matched transistors for broadband wireless access bands up to 3.7 gigahertz. We believe that these products can be used in a variety of power amplifier applications, including wireless infrastructure, home-based subscriber units, cable TV and digital broadcast applications. At this time we are shipping only limited quantities of these products. Revenue growth from sales of these devices is dependent on the results of customer evaluations of the first SiC RF products and whether the products are designed into customer applications.

PRODUCTS UNDER DEVELOPMENT
--------------------------

The following chart illustrates the potential user applications for each area of current product development:

      PRODUCT CATEGORY                  POTENTIAL USER APPLICATIONS
      ----------------                  ---------------------------

      RF and microwave devices          o Power  amplifier systems  for wireless
                                          applications,  such as  base stations,
                                          wireless local loop and multi-channel,
                                          multi-point  distribution system base
                                          station and subscriber sites
                                        o Amplifiers for CATV
                                        o Digital broadcast systems
                                        o Solid-state radar systems
      Power devices                     o Industrial motor controls
                                        o Electric vehicles
                                        o High voltage power supplies
                                        o Lighting ballasts
                                        o Factory robotics
                                        o Locomotive applications
                                        o Solid-state power transmission
      Blue and ultraviolet  lasers      o High density optical storage, such as
                                          DVDs
      LEDs with higher lumenous         o Premium outdoor display signs
       efficiency                       o Products for the conventional lighting
                                          market

RF AND MICROWAVE DEVICES

We are currently developing SiC-based high power transistors that operate at radio and microwave frequencies. We believe these devices will have applications in wireless base stations, high power solid-state broadcast systems for television and radio and radar search and detection equipment. These SiC-based devices are targeted for frequencies from 30 megahertz to 4 gigahertz, including third generation, or 3G transmitter site networks. We believe that future SiC transistors in development, with higher output power per transistor than current silicon and GaAs-based devices, will allow wireless systems to use fewer transistors per base station, resulting in less complex circuitry, higher linearity and lower cost. New higher power devices are targeted for introduction in fiscal 2001 on a sample basis. We have also demonstrated 50 watts of continuous wave power at 2 gigahertz in a complete amplifier from a single SiC transistor.

We are also developing GaN-based microwave transistors on SiC substrates that are targeted for higher frequency applications (10 to 30 gigahertz). We previously reported the demonstration of GaN on SiC transistors that operated with an output power of 40 watts at 10 gigahertz which we believe to be the highest publicly reported pulsed power output for a single device at this frequency. We also reported a record high power density of 9.8 watts per millimeter, continuous wave, at 8.2 gigahertz on smaller GaN devices. This power density is higher than that achieved with equivalent silicon or GaAs-based devices. We do not anticipate that a commercial device capable of emitting power at this level will be available in the near term.

POWER DEVICES

We are developing prototype high power devices that have many potential uses. Such devices could be employed in applications involving power conditioning as well as power switching. SiC-based power devices have the potential to handle significantly higher power densities than existing silicon-based devices and operate at significantly higher temperatures and voltages with superior switching capabilities, yielding power savings due to higher efficiency. Potential applications include power drive components for electric vehicles, lighting ballast components, industrial motor controls and power conditioning for high voltage power transmission. In early fiscal 1999, we entered into a three-year project with Kansai Electric Power Company, one of the largest power companies in the world, for development of SiC-based devices for use in power transmission networks. Under this program, we recently demonstrated a 12 kV high efficiency SiC rectifier for use in electric power switching. We believe this voltage level was higher than any previously reported for a single rectifier device. We do not anticipate that a commercial device capable of switching power at this voltage level will be available in the near term.

BLUE AND NEAR ULTRAVIOLET LASER DIODES

We continue to focus on the development of blue and near ultraviolet laser diodes. SiC's inherent attributes, including its natural cleavability and high thermal conductivity, make it an excellent substrate material for development of such short wavelength laser diodes. The storage capacity of optical disk drives can be increased significantly by utilizing a laser diode capable of emitting shorter wavelength light. We have demonstrated in the laboratory a short-lived blue laser diode, fabricated from nitride materials deposited on SiC substrates, which has a shorter wavelength than that of the red or infrared lasers used in applications today. We believe that the shorter wavelength of blue light could potentially result in storage capacity for optical disk drives that is significantly greater than the capacity permitted by red light. Substantial research and development work is needed for us to produce a short wavelength laser suitable for consumer applications. In May 1999 we entered into a one-year development agreement with Microvision, Inc., or Microvision, under which Microvision provided $2.6 million in funding for us to conduct research in edge emitting LEDs and laser diodes. In April 2000, the agreement was extended for an additional two years with Microvision providing funding of $4.5 million and $5.5 million in the first and second years of the program, respectively.

LEDs WITH HIGHER LUMINOUS EFFICIENCY

In May 2000, we acquired Nitres, Inc., (now a wholly owned subsidiary known as Cree Lighting Company, or Cree Lighting) with operations based in Goleta, California. Cree Lighting is engaged in the development of new LED device and manufacturing technology, with the goal of developing higher efficiency LED technology necessary for LEDs to compete with incandescent and fluorescent lighting technology for conventional lighting markets. In July 2000, Cree Lighting demonstrated a near ultraviolet LED made using nitride materials on a sapphire substrate with a power output of 17 mW and 28% external quantum efficiency. This is the highest known external quantum efficiency publicly reported for an LED in the UV-to-blue portion of the wavelength spectrum. Our goal is to begin production of products using this new development in fiscal 2001.

GOVERNMENT CONTRACT FUNDING
---------------------------

We derive a portion of our revenue with funding from research contracts with the U.S. Government. For the fiscal years ended June 25, 2000, June 27, 1999 and June 28, 1998, government funding represented

11%, 14% and 21% of total revenue, respectively. These contracts typically cover work performed over several months up to three years. These contracts may be modified or terminated at the convenience of the government. The contracts generally provide that we may elect to obtain title to inventions made in the course of research, with the government retaining a nonexclusive license to practice such inventions for government purposes.

RESEARCH AND DEVELOPMENT
------------------------

We invest significant resources in research and development aimed at improving our semiconductor materials and developing new device and production technology. Our core SiC materials research is directed to improving the quality and diameter of our SiC substrates. We are also working to improve the quality of the SiC and nitride epitaxial materials we grow to produce devices and to improve device yields by reducing variability in our processes.

We spent $20.0 million in fiscal 2000, $12.1 million in fiscal 1999 and $9.9 million in fiscal 1998 for direct expenditures relating to research and development activities. Off-setting these expenditures were $12.7 million in fiscal 2000, $9.0 million in fiscal 1999 and $9.7 million in fiscal 1998 of U.S. Government funding for direct and indirect research and development expenses. In addition, certain customers have also sponsored research activities related to the development of new products. Customers contributed $5.5 million in fiscal 2000, $4.5 million in fiscal 1999 and $ 3.5 million in fiscal 1998 towards our product research and development activities.

SALES AND MARKETING
-------------------

We actively market our wafer and optoelectronic products through targeted mailings, telemarketing, select advertising and attendance at trade shows. We generally use an executive sales approach, relying predominantly on the efforts of senior management and a small direct sales staff for worldwide product sales. We believe that this approach is preferable in view of our current customer base and product mix, particularly since the production of lamp and display products incorporating LED chips is concentrated among a relatively small number of manufacturers. However, we depart from this approach for sales to certain Asian countries. In Japan, we market our LED products and SiC wafers through our distributors Sumitomo Corporation, or Sumitomo, and Shin-Etsu Handotai Co. Ltd., or Shin-Etsu. We also use sales representatives to market our LED products in Hong Kong, China, Taiwan and South Korea. We sell SiC crystal materials for use in gemstone applications directly to C&C under an exclusive supply agreement. We are using both direct sales and sales representative arrangements to market RF products. We have engaged nine representatives for our RF products in the United States. We have not yet engaged sales representatives or made other distribution arrangements for our RF products outside the United States.

CUSTOMERS
---------

During fiscal 2000, revenues from three customers- Siemens AG, or Siemens, Sumitomo and C&C each accounted for more than 10% of total revenue. For the year ended June 27, 1999, and June 28, 1998, revenue from Siemens, C&C and the Department of Defense each accounted for more than 10% of total revenue. For financial information about foreign and domestic sales, please see Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements included in Item 8 of this report.

BACKLOG
-------

As of June 25, 2000, we had a firm backlog of approximately $76.5 million consisting of approximately $55.1 million of product orders and $21.4 million under research contracts signed with the U.S. Government, a portion which have not yet been appropriated. This compares to a firm backlog level of $42.3 million as of June 27, 1999, which consisted of approximately $25.6 million of product orders and approximately $16.7 million of research contracts signed with the U.S. Government. We believe the entire backlog could be filled during fiscal 2001, with the exception of approximately $9.3 million in U.S. government funded contracts.

MANUFACTURING
-------------

Our products are manufactured in a six-part process, which includes: SiC crystal growth, wafer slicing, polishing, epitaxial deposition, fabrication, and testing and packaging. SiC crystals are grown using a proprietary high temperature process designed to produce uniform crystals in a single crystalline form. Crystals used for moissanite gemstones exit the manufacturing process at this stage. Crystals used for other products are then sliced into wafers. The wafers are polished and then processed using our epitaxial deposition processes, which require that we grow thin layers of SiC, GaN or other material on the polished wafer, depending on the nature of the device under production. SiC wafer products may leave the manufacturing process either after polishing or epitaxy. Following epitaxy, LED and RF chips are fabricated in a clean room environment. The final steps include testing and packaging for shipment to the customer. In manufacturing our products we depend substantially on our custom-manufactured equipment and systems, some of which are manufactured internally and some of which we acquire from third parties and customize ourselves.

SOURCES OF RAW MATERIALS
------------------------

We depend on a limited number of suppliers for certain raw materials, components and equipment used in our SiC products and LEDs, including certain key materials and equipment used in our crystal growth, wafering, polishing, epitaxial deposition, device fabrication and device test processes. We generally purchase these limited source items pursuant to purchase orders and have no guaranteed supply arrangements with our suppliers. In addition, the availability of these materials, components and equipment to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. We endeavor to maintain ongoing communication with our suppliers to guard against interruptions in supply and, to date, generally have been able to obtain adequate supplies in a timely manner from our existing sources. However, any interruption in the supply of these key materials, components or equipment could have a significant adverse effect on our operations.

COMPETITION
-----------

The semiconductor industry is intensely competitive and is characterized by rapid technological change, price erosion and intense foreign competition. We believe that we currently enjoy a favorable position in the existing markets for SiC-based products and materials. However, we face actual and potential competition from a number of established domestic and international compound semiconductor companies. Many of these companies have greater engineering, manufacturing, marketing and financial resources than we have.

Our primary competition for blue and green LED products comes from Nichia Chemical Industries, Ltd., or Nichia, Toyoda Gosei Co. Ltd. and Lumi Leds Lighting, a joint venture between Agilent Technologies and Philips Lighting. These companies currently market blue and green LED products that are brighter than our high brightness blue and green LED devices. In addition, Uniroyal Technologies, Inc., American Xtal Technology, Lucky Goldstar and other Asian based companies have announced intentions to begin production of blue and green LEDs, all on sapphire substrates. Some of our existing competitors have been more successful than us in the market for outdoor display applications because of the brightness demands of outdoor displays, as well as the decreased price sensitivity of the outdoor display market. We believe our brighter blue and green LEDs have enabled us to compete successfully in this market because our LEDs often can be used in the same applications at a lower cost than competing products. We are working on plans to improve the brightness of our LEDs to enhance our ability to compete in this market. We believe that our approach to manufacturing blue and green LEDs from SiC substrates offers a more cost-effective design and process than competitors, who use a sapphire substrate. Our smaller chip design, which is possible because we use a conductive substrate, permits more devices to be fabricated on each wafer processed, which lowers our cost per unit. In addition, our industry standard vertical chip structure allows manufacturers to package the LED on the same production line as other green, amber and red LEDs, eliminating the need for special equipment necessary for chips made from sapphire substrates. Furthermore, our SiC-based devices can withstand a higher level of ESD than existing sapphire-based products and therefore are more suitable for applications that require high ESD emission ratings, such as automotive applications.

In addition to competitor using alternative LED technology, Osram OS is currently producing LEDs using technology licensed from us in 1995. Shin-Etsu has also licensed certain of our LED technology in 1996 but has not begun production under this license. The market for SiC wafers also is becoming competitive, as other companies in recent years have begun to offer SiC wafer products or announced plans to do so.

PATENTS AND PROPRIETARY RIGHTS
------------------------------

We seek to protect our proprietary technology by applying for patents where appropriate and in other cases by preserving the technology and related know-how and information as trade secrets. We have also from time to time acquired, through license grants or assignments, rights to patents on inventions originally developed by others.

At June 25, 2000 we owned or held exclusive rights licensed under a total of 70 issued U.S. patents, subject in some cases to nonexclusive license rights held by third parties. These patents expire between 2007 and 2018. Two of these patents are jointly owned with a third party. In addition, we own or hold exclusive license rights under corresponding patents and patent applications in certain foreign countries.

Included in the patent licenses we hold is an exclusive license granted by North Carolina State University, or N.C. State, to 10 U.S. patents, and to corresponding foreign patents and applications, that relate to SiC materials and device technology, including a process to grow single crystal SiC. The license, granted pursuant to an agreement executed with N.C. State in 1987, is a worldwide, fully paid, exclusive license to manufacture, use and sell products and processes covered by the claims of patent applications filed by N.C. State relating to the licensed inventions. Ten U.S. patents were subsequently issued with respect to the applications, with expiration dates between 2007 and 2009. Twelve of the foreign applications have been issued with expiration dates from 2006 to 2013. The U.S. government holds a non-exclusive license to practice the inventions covered by the N.C. State license for government purposes. We have also entered into other license agreements with N.C. State, and with the licensing agencies of other universities, under which we have obtained rights to practice inventions claimed in various patents and applications issued or pending in the U.S. and other foreign countries.

For proprietary technology which is not patented or otherwise published, we seek to protect the technology and related know-how and information as trade secrets and to maintain it in confidence through appropriate non-disclosure agreements with employees and others to whom the information is disclosed. There can be no assurance that these agreements will provide meaningful protection against unauthorized disclosure or use of our confidential information or that our proprietary technology and know-how will not otherwise become known or independently discovered by others. We also rely upon other intellectual property rights such as copyright where appropriate.

Because of rapid technological developments in the semiconductor industry, the patent position of any semiconductor materials or device manufacturer, including ours, is subject to uncertainties and may involve complex legal and factual issues. Consequently, there can be no assurance that patents will be issued on any of the pending applications owned or licensed to us or that claims allowed in any patents issued or licensed to us will not be contested or invalidated. In the past, the U.S. patent that we license from N.C. State relating to growth of SiC was subject to a reissue proceeding; however, that patent was successfully reissued. Currently, a corresponding European patent is being opposed, which means that we could lose patent protection in Europe for this particular method or that the scope of our patent protection may be reduced. There is likewise no assurance that patent rights owned or exclusively licensed to us will provide significant commercial protection since issuance of a patent does not prevent other companies from using alternative, non-infringing technology. Further, we earn a material amount of our revenues in overseas markets. While we hold and have applied for patent protection for certain of our technologies in these markets, there can be no assurance that we will obtain protection in all commercially significant foreign markets or that our intellectual property rights will provide adequate protection in all such markets.

In December 1999, one of our distributors in Japan, Sumitomo, was named in a lawsuit filed by Nichia in Tokyo District Court. As previously reported, the complaint in this proceeding is directed to our standard brightness LED products and alleges that these products infringe a Japanese patent owned by Nichia. The suit seeks a permanent injunction against further distribution of the products in Japan. We have intervened in the proceeding and filed a response denying the allegations of infringement. In April 2000, Nichia commenced two additional lawsuits against Sumitomo in Tokyo District Court in which it alleges that our high brightness LED products infringe a second Japanese patent owned by Nichia. The complaints in the new proceedings seek provisional and permanent injunctive relief prohibiting Sumitomo from further sales of these products in Japan. We have intervened in the new proceedings and have filed responses denying the allegations of infringement. No monetary damages for infringement have been sought in any of the lawsuits brought by Nichia against Sumitomo. Management believes that the infringement claims are without merit and that the lawsuits are motivated by competitive factors. We intend to vigorously defend our products against these claims.

Frequent claims and litigation involving patents and intellectual property rights are common in the semiconductor industry. Litigation may be necessary in the future to enforce our intellectual property rights or to defend us against claims of infringement, and such litigation can be protracted and costly and divert the attention of key personnel. There can be no assurance that third parties will not attempt to assert infringement claims against us with respect to our current or future products. We have been notified from time to time of assertions that our products or processes may be infringing patents or other intellectual property rights of others. We have investigated such claims and determined the assertions were without merit or taken steps to obtain a license or avoid the infringement. However, we cannot predict whether past or future assertions of infringement may result in litigation or the extent to which such assertions may require us to seek a license under the rights asserted or whether a license would be available or available on acceptable terms. Likewise, we cannot predict the occurrence of future assertions of infringement that may prevent us from selling products, result in litigation or require us to pay damage awards.

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

EMPLOYEES
---------

As of June 25, 2000, the Company (including its subsidiaries) employed 680 people, including 524 in manufacturing operations, 110 in research and development, and 46 in sales and general administration. None of our employees is represented by a labor union or subject to collective bargaining agreements. We believe relations with our employees are strong.

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

Our operating results will depend on many factors, including the following:

     o our ability to develop, manufacture and deliver products in a timely and cost-effective manner;
     o whether we encounter low levels of usable product produced during each manufacturing step (our "yield");
     o our ability to expand our production of SiC wafers and devices;
     o our ability to produce higher brightness products;
     o demand for our products or our customers' products;
     o competition; and
     o general industry and global economic conditions.

Our future operating results could be adversely affected by these or other factors. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.

IF WE EXPERIENCE POOR PRODUCTION YIELDS, OUR OPERATING RESULTS MAY SUFFER.

Our SiC material products and our LED and RF device products are manufactured using technologies that are highly complex. Our customers incorporate our products into high volume applications such as
automotive  dashboards,   wireless  handsets,  full  color  video  displays  and
gemstones, and they insist that our products meet exact specifications for quality, performance and reliability.

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

THERE ARE LIMITATIONS ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

Our intellectual property position is based in part on patents owned by us and patents exclusively licensed to us by N.C. State and others. The licensed patents include patents relating to our SiC crystal growth process. We intend to continue to file patent applications in the future, where appropriate, and to pursue such applications with U.S. and foreign patent authorities, but we cannot be sure that patents will be issued on such applications or that our existing or future patents will not be successfully contested. Also, since issuance of a valid patent does not prevent other companies from using alternative, non-infringing technology, we cannot be sure that any of our patents (or patents issued to others and licensed to us) will provide significant commercial protection. In addition to patent protection, we also rely on trade secrets and other non-patented proprietary information relating to our product development and manufacturing activities. We try to protect this information with confidentiality agreements with our employees and other parties. We cannot be sure that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.

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

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON THE DEVELOPMENT OF NEW PRODUCTS BASED ON OUR CORE SIC TECHNOLOGY.

Our future success will depend on our ability to develop new SiC solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner, and we must secure production orders from our customers. The development of new SiC products is a highly complex process, and we have historically experienced delays in completing the development and introduction of new products. Products currently under development include high power RF and microwave devices, power devices, blue laser diodes, high temperature devices and higher brightness LED products. The successful development and introduction of these products depends on a number of factors, including the following:

     o achievement of technology breakthroughs required to make commercially viable devices;
     o the accuracy of our predictions of market requirements and evolving standards;
     o acceptance of our new product designs;
     o the availability of qualified development personnel;
     o our timely completion of product designs and development;
     o our ability to develop repeatable processes to manufacture new products in sufficient quantities for commercial sales;
     o our customers' ability to develop applications incorporating our products; and
     o acceptance of our customers' products by the market.

If any of these or other factors become problematic, we may not be able to develop and introduce these new products in a timely or cost-efficient manner.

WE DEPEND ON A FEW LARGE CUSTOMERS.

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. We expect that trend to continue. For example, for fiscal 2000 our top five customers accounted for 82% of our total revenue. Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them. The concentration of our revenues with a few large customers makes us particularly dependent on factors affecting those customers. For example, if demand for their products decreases, they may stop purchasing our products and our operating results will suffer. If we lose a large customer and fail to add new customers to replace lost revenue, our operating results may not recover.

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

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE.

The market for our products is highly competitive. Our competitors currently sell blue and green LEDs made from sapphire wafers that are brighter than the high brightness LEDs we currently produce. In addition, new firms have begun offering or announced plans to offer blue and green LEDs. The market for SiC wafers is also becoming competitive as other firms have in recent years begun offering SiC wafer products or announced plans to do so. We also expect significant competition for products we are currently developing, such as those for use in microwave communications.

We expect competition to increase. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

WE FACE SIGNIFICANT CHALLENGES MANAGING OUR GROWTH.

We have experienced a period of significant growth that has strained our management and other resources. We have grown from 188 employees on December 31, 1996 to 680 employees on June 25, 2000 and from revenues of $44.0 million for the fiscal year ended June 28, 1998 to $108.6 million for the fiscal year ended June 25, 2000. To manage our growth effectively, we must continue to:

     o implement and improve operation systems;
     o maintain adequate manufacturing facilities and equipment to meet customer demand;
     o add experienced senior level managers; and
     o attract and retain qualified people with experience in engineering, design, technical marketing support.

We will spend substantial amounts of money in supporting our growth and may have additional unexpected costs. Our systems, procedures or controls may not be adequate to support our operations, and we may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development, and administrative support. If we cannot attract qualified people or manage growth effectively, our business operating results and financial condition could be adversely affected.

OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED IF WE ENCOUNTER PROBLEMS TRANSITIONING LED PRODUCTION TO A LARGER WAFER SIZE.

Beginning in fiscal 2001, we plan to begin shifting LED production from two-inch wafers to three-inch wafers. We must first qualify our production processes on systems designed to accommodate the larger wafer size, and some of our existing production equipment must be refitted for the larger wafer size. Delays in this process could have an adverse effect on our business. In addition, in the past we have experienced lower yields for a period of time following a transition to a larger wafer size until use of the larger wafer is fully integrated in production and we begin to achieve production efficiency. We anticipate that we will experience similar temporary yield reductions during the transition to the three-inch wafers, and we have factored this into our plan for production capacity. If this transition phase takes longer than we expect or if we are unable to attain expected yield improvements, our operating results may be adversely affected.

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

OUR OPERATIONS COULD INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. We cannot assure you that third parties will not attempt to assert infringement claims against us with respect to our current or future products, including our core products. We cannot predict the extent to which such assertions may require us to seek licenses or, if required, whether such licenses will be offered or offered on acceptable terms or that disputes can be resolved without litigation. Litigation to determine the validity of infringement, or claims alleged by third parties, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation is ultimately determined in our favor. We cannot predict the occurrence of future intellectual property claims that may prevent us from selling products, result in litigation or give rise to indemnification obligations or damage claims.

IF AN ADVERSE JUDGEMENT IS ENTERED IN THE PENDING PATENT LITIGATION, OUR BUSINESS MAY SUFFER.

Our distributor in Japan is currently a party to patent litigation in Japan, brought by Nichia, in which Nichia claims that our LED products infringe two Japanese patents it owns. The complaints in the proceedings seek injunctive relief that would prohibit our distributor from further sales of our LED products in Japan. A result adverse to the distributor in these cases would impair our ability to sell both our standard brightness and high brightness LED products in Japan. Subject to contractual limitations, we have an obligation to indemnify our distributor for certain patent infringement claims.

WE ARE SUBJECT TO RISKS FROM INTERNATIONAL SALES.

Sales to customers located outside the U.S. accounted for about 69%, 59% and 58% of our revenue in fiscal 2000, 1999 and 1998, respectively. We expect that revenue from international sales will continue to be a significant part of our total revenue. International sales are subject to a variety of risks, including risks arising from currency fluctuations, the emergence of the Euro, trading restrictions, tariffs, trade barriers and taxes. Also, U.S. Government or military export restrictions could limit or prohibit sales to customers in certain countries because of their uses in military or surveillance applications. Because all of our foreign sales are denominated in U.S. dollars, our products become less price competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to place orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will be subject to foreign exchange fluctuations.

Item 2.  Properties

We operate our own facilities in Durham, North Carolina. Direct control over SiC crystal growth, wafering, epitaxial deposition, device fabrication and test operations allows us to shorten our product design and production cycles and to protect our proprietary technology and processes. In November 1997, we acquired our present manufacturing facility, a 30-acre industrial site in Durham, North Carolina, consisting of a 139,000 square foot production facility and 33,000 square feet of service and warehouse buildings. In the second quarter of fiscal 2000, we completed a 42,000 square foot expansion of this facility. During the third quarter of fiscal 2000, we purchased a 120,000 square foot shell building on 17.5 acres of land near the existing production site that we plan to use for administrative offices and as an employee services center. We are upfitting this facility and have plans to begin using portions of it in the second quarter of fiscal 2001. In addition, we are currently engaged in construction of a 250,000 square foot expansion of our main facility to provide added capacity for our LED and materials production and future product lines. We are targeting primary phases of this project to be finished in fiscal 2001, with the balance targeted for completion in fiscal 2002.

We lease approximately 21,900 square feet in Durham, North Carolina for support of our manufacturing and administrative activities. This lease expires in December 2001. We also lease approximately 13,200 square feet in a separate building in Durham, North Carolina that is used for RF production and microwave research and development. This lease expires in August 2002. We lease a 3,000 square foot facility in Goleta, California for research and development activities of Cree Lighting. This lease expires in April 2001. Finally we lease facilities for two small administrative offices in West Lake Village, California and Clearwater, Florida. The first lease is on a month to month renewal and the other expires in December 2000.

Item 3.  Legal Proceedings

In December 1999, one of our distributors in Japan, Sumitomo, was named in a lawsuit filed by Nichia in Tokyo District Court. The complaint in this proceeding is directed to our standard brightness LED products and alleges that these products infringe a Japanese patent owned by Nichia. The suit seeks a permanent injunction against further distribution of the products in Japan. We have intervened in the proceeding and filed a response denying the allegations of infringement. In April 2000, Nichia commenced two additional lawsuits against Sumitomo in Tokyo District Court in which it alleges that our high brightness LED products infringe a second Japanese patent owned by Nichia. The complaints in the new proceedings seek provisional and permanent injunctive relief prohibiting Sumitomo from further sales of these products in Japan. We have intervened in the new proceedings and have filed responses denying the allegations of infringement. No monetary damages for infringement have been sought in any of the lawsuits brought by Nichia against Sumitomo. Management believes that the infringement claims are without merit and that the lawsuits are motivated by competitive factors. We intend to vigorously defend our products against these claims.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

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

                          FY 2000                       FY 1999*
                          -------                       --------
                      High       Low                High        Low

First Quarter      $ 44.750    $23.500            $ 8.750     $ 5.250
Second Quarter       79.000     32.125             23.500       6.813
Third Quarter       202.000     66.625             26.625      15.125
Fourth Quarter      175.000     83.000             36.688      18.625

      *As adjusted for the two-for-one split effective on July 26, 1999.


Holders and Dividends. There were approximately 530 holders of record of the Company's common stock as of August 4, 2000.

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

On May 1, 2000, the Company acquired all of the outstanding shares of Nitres, Inc. from its shareholders in exchange for 1,847,746 shares of the Company's common stock. The issuance of shares of the Company's common stock was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the "Securities Act"), as a result of a fairness hearing conducted by the Securities Administrator of the Office of the North Carolina Secretary of State.

Item 6.  Selected Financial Data

The consolidated statement of operations data set forth below with respect to the years ended June 25, 2000, June 27, 1999 and June 28, 1998, and the consolidated balance sheet data at June 25, 2000 and June 27, 1999 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the years ended June 30, 1997 and 1996 and the consolidated balance sheet data at June 28, 1998, and June 30, 1997 and 1996 are derived from audited consolidated financial statements not included herein. All consolidated statement of operations and consolidated balance sheet data shown below are adjusted to reflect the acquisition of Nitres, Inc. effective May 1, 2000. This transaction was accounted for under the pooling of interests method. All share amounts have been restated to reflect the Company's two-for-one stock split effective July 26, 1999.


                                         Selected Consolidated Financial Data
                                        (In thousands, except per share data)

                                                                          Years Ended
                                                    --------------------------------------------------------
                                                    June 25,    June 27,    June 28,    June 30,    June 30,
                                                      2000        1999        1998        1997        1996
                                                    --------    --------    --------    --------    --------
Statement of Operations Data:
Product revenue, net                                $ 96,742    $ 53,424    $ 34,891    $ 19,823    $  9,689
Contract revenue, net                                 11,820       8,977       9,071       7,025       3,960
License fee income                                      --          --          --         2,615       1,423
                                                    --------     -------    --------    --------    --------
Total revenue                                        108,562      62,401      43,962      29,463      15,072

Income from continuing operations                   $ 30,520    $ 12,448    $  6,243    $  3,650        $231

Net income per share, basic                            $0.93       $0.43       $0.23       $0.14       $0.01
Net income per share, dilutive                         $0.87       $0.41       $0.22       $0.13       $0.01

Weighted average shares outstanding-diluted           35,217      30,432      28,987      28,251      25,230


                                                                          Years Ended
                                                    --------------------------------------------------------
                                                    June 25,    June 27,    June 28,    June 30,    June 30,
                                                      2000        1999        1998        1997        1996
                                                    --------    --------    --------    --------    --------
Balance Sheet Data:
Working capital                                     $265,957    $ 59,889    $ 28,265    $ 21,121    $ 18,584
Total assets                                         486,202     145,933      74,379      50,568      43,811
Long-term obligations                                   --         4,650      11,046       1,638        --
Shareholders' equity                                 463,140     131,001      55,905      45,236      40,660

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

Overview
--------

We are the world leader in developing and manufacturing semiconductor materials and electronic devices made from SiC. We recognize product revenue at the time of shipment or in accordance with the terms of the relevant contract. We recognize the largest portion of our revenue from the sale of blue and green LED products. We offer LEDs at two brightness levels- high brightness blue and green products and standard blue products. Our LED devices are utilized by end users for automotive backlighting, LCD backlighting (including wireless handsets), indicator lamps, miniature white lighting, indoor sign and arena displays, outdoor full color stadium displays, traffic signals and other lighting applications. LED products represented 63% of our revenue in fiscal 2000 and 49% in fiscal 1999.

We also derive revenue from the sale of materials products made from SiC that are used primarily for research and development for new semiconductor applications. We also sell SiC crystals to C&C, which incorporates them in gemstone applications. Sales of SiC materials products and SiC crystals represented 26% of our revenue in fiscal 2000 and approximately 37% during fiscal 1999.

The balance of our revenue, 11% for fiscal 2000 and 14% for fiscal 1999 is derived from government contract funding. Under various programs, U.S. Government entities further the development of our technology by funding our research and development efforts. All resulting technology remains our property after the completion of the contract, subject to certain license rights retained by the government. Contract revenue includes funding of direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which we expect funding to exceed direct costs over the life of the contract. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract (i.e., certain cost-share arrangements), we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

We have new product initiatives for RF and microwave transistors and recently began shipping limited quantities of our first RF devices. We believe that these products can be used in a variety of applications, including power amplifiers for wireless infrastructure, home-based subscriber units, digital broadcast applications and solid state radar. We also have new product initiatives for high power devices for power conversion and switching uses and blue laser diodes for high-density digital versatile disk, or DVD, players and other optical storage applications. We are also developing LEDs with a higher luminous efficiency to expand our existing family of devices.

The following table shows our statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                                       Years Ended
                                           -----------------------------------
                                           June 25,      June 27,     June 28,
                                             2000          1999         1998
                                           --------      --------     --------
Revenue:
     Product revenue, net................    89.1%         85.7%        79.4%
     Contract revenue, net...............    10.9          14.3         20.6
                                           --------      --------     --------
         Total revenue...................   100.0         100.0        100.0

Cost of Revenue:
     Product revenue, net................    40.0          43.2         49.4
     Contract revenue, net.............       8.2          11.5         17.1
                                           --------      --------     --------
         Total cost of revenue...........    48.2          54.7         66.5
                                           --------      --------     --------
Gross margin.............................    51.8          45.3         33.5

Operating expenses:
     Research and development..........       6.5           7.1          4.0
     Sales, general and administrative       10.2          10.4         10.0
     Other expense.......................     1.2           1.9          1.1
                                           --------      --------     --------
     Income from operations..............    33.9          25.9         18.4

Other non-operating income.............       0.6           0.2          0.0
Interest income, net....................      8.6           1.7          1.7
                                           --------      --------     --------
     Income before income taxes......        43.1          27.8         20.1
Income tax expense.......................    15.0          7.8          5.9
                                           --------      --------     --------
     Net income..........................    28.1%         20.0%        14.2%
                                           ========      ========     ========


Fiscal Years Ended June 25, 2000 and June 27, 1999
--------------------------------------------------

Revenue

Revenue grew 74% to $108.6 million in fiscal 2000 from $62.4 million in fiscal 1999. This increase was attributable to higher product revenue, which rose 81% to $96.7 million in fiscal 2000 from $53.4 million in fiscal 1999. This increase in product revenue was a result of the 124% rise in sales of our LED products and a 24% increase in SiC material revenue in fiscal 2000 compared to fiscal 1999, respectively.

Our high brightness LED products experienced the heaviest demand. While our LED chip volume has grown 78% in fiscal 2000 over units shipped in fiscal 1999, our average sales prices for LEDs have also increased 26% over the prior year. The greater average sales price reflects a significant shift in mix to the higher priced high brightness LED products. During fiscal 2000, the high brightness products sold for an average sales price that was 125% higher than the standard brightness product. For fiscal 2000, more than 70% of LED sales were attributable to high brightness products. During fiscal 1999, less than 15% of LED sales were from the high brightness devices. The average sales price for the high brightness product line declined 12% in fiscal 2000 as compared to the prior year. The increase in high brightness unit volume was due to the strong demand from customers and the availability of additional capacity from our factory as a result of our facility and equipment expansion and yield improvements. Unit shipments of the high brightness product also increased due to the introduction of small-sized chips during the fourth quarter of fiscal 2000. The small-sized high brightness chips represented 8% of total LED volume for that quarter.

While we continue to improve our manufacturing process and yields on our high brightness and standard brightness products, we must continue to significantly increase our production output to meet the growing demands of our customers. We believe that our LED products continue to be attractive to the marketplace due to our low prices and industry standard vertical structure. We expect that in order to increase market demand for all of our LED products, we must continue to lower average sales prices, which is common in our industry. During fiscal 2001, we believe that the average sales price for all LED products will decline based on current and projected orders. However, we are targeting strong growth for our LED revenue in fiscal 2001 to more than offset these lower prices with significantly higher volume, stemming from strong customer demand and our continued capacity expansion and yield improvements.

Revenue attributable to sales of SiC materials was 24% higher in fiscal 2000 than the same period in 1999 due to a significant increase in sales to C&C for gemstone applications and demand for wafer products. In the second quarter of fiscal 2000, C&C announced lower sales and higher inventory levels than anticipated and we agreed to allow C&C to reschedule approximately one-half of its purchase commitments from the first half of calendar 2000 to the second half of the year. For fiscal 2001, we believe gemstone sales will comprise less than 5% of total revenue and strong demand from our LED business will more than offset further reductions in gemstone sales. Demand for our wafer business remains solid, and we are targeting increased revenue from these products in fiscal 2001 due to higher demand for optoelectronic production and microwave and power device research.

Contract revenue received from U.S. Government agencies increased 32% during fiscal 2000 compared to fiscal 1999, due to increased revenue on a microwave contract awarded in late fiscal 1999, and additional contract awards for Cree Lighting during fiscal 2000. We are targeting contract revenue to increase slightly in fiscal 2001 based on contracts awarded in late fiscal 2000.

Gross Profit

Gross profit increased 99% to $56.2 million in fiscal 2000 from $28.2 million in fiscal 1999. This increase is due primarily to the rise in LED sales volume discussed above and improved profitability. During fiscal 2000, the average sales price of high brightness and standard brightness LED products declined 12% and 21%, respectively, over the prior year. During the same comparative period, the cost of these devices declined 45% and 28%, respectively. The lower costs resulted from improved yields and greater throughput.

Profits on wafer and gemstone products have also improved during fiscal 2000 as compared to fiscal 1999, due to higher quality materials being produced with greater yields. As a result, average wafer costs for SiC material sales also declined 34% during fiscal 2000 over the comparative period.

For fiscal 2001, we are targeting our average sales prices for LEDs to decline. Historically, we have been successful in matching lower sales prices with lower costs. During fiscal 2001, we plan to continue our focus on reducing costs through higher production yields and from significantly greater volumes as fixed costs are spread over a greater number of units.

Research and Development

Research and development expenses increased 59% in fiscal 2000 to $7.1 million from $4.4 million in fiscal 1999. Much of this increase was caused by greater investments for research and development in RF and microwave and optoelectronics programs. In May of 1999, we signed a $2.6 million agreement with Microvision, Inc. or MVIS, for the development of edge-emitting LEDs and blue laser diodes. In April 2000, we amended our contract with MVIS to extend the agreement for an additional two-year period. Under the amended agreement, MVIS will fund an additional $10.0 million. As development costs are incurred under the original and amended contract, funding from MVIS is offset against these expenses. During fiscal 2000, approximately $3.1 million of funding from MVIS was offset against research and development expenses. During fiscal 1999, only $500,000 was applied to research and development expenses. The remaining $9.0 million of funding is expected to be applied to research and development expenses in fiscal 2001 and fiscal 2002, with $4.5 million of funding expected to be applied each year. We believe that including the offset of MVIS funds in fiscal 2001, research and development expenses will continue to grow in future periods; however, we believe that as a percentage of revenue, research and development costs will remain constant.

Sales, General and Administrative

Sales, general and administrative expenses increased 71% in fiscal 2000 to $11.1 million from $6.5 million in fiscal 1999 due primarily to the general growth in our business. In future periods, we believe that total sales, general and administrative costs will continue to increase in connection with the growth of our business; however, we believe that as a percentage of revenue they will remain constant.

Other Expense

Other expense increased 11% to $1.3 million during fiscal 2000 from $1.2 million in fiscal 1999 due to higher write-downs for fixed assets during the year.

Other Non-Operating Income

Other non-operating income increased 372% to $700,000 in fiscal 2000 from $100,000 in fiscal 1999 due to greater income recognized from the sale of investment securities. During fiscal 2000, a $4.1 million gain was recognized on the sale of securities. This gain combined with one-time proceeds from an insurance recovery of $400,000, more than offset a $3.8 million one-time charge for expenses incurred with the acquisition of Nitres, Inc. In fiscal 1999, $100,000 was recognized on the sale of securities.

Interest Income, net

Interest income, net has increased 788% to $9.4 million in fiscal 2000 from $1.1 million in fiscal 1999 due to higher average cash balances being available in fiscal 2000 as a result of two public stock offerings completed in January 2000 and February 1999. Higher interest rates in fiscal 2000 also contributed to increased interest income. In addition, in November 1997, we obtained a $10.0 million term loan from NationsBank to fund the acquisition and construction of our manufacturing facility in Durham, North Carolina. The majority of the interest incurred in the first half of fiscal 1999 was expensed and was shown as an offset to "Interest income, net". This loan was repaid in the third quarter of fiscal 1999; therefore, there was no interest expense associated with this loan in fiscal 2000.

Income Tax Expense

Income tax expense for fiscal 2000 was $16.3 million compared to $4.9 million in fiscal 1999. This increase resulted from increased profitability during fiscal 2000 over fiscal 1999. Our effective tax rate during fiscal 2000 was 35% compared to 28% in fiscal 1999 due to a reduction in the reserve for deferred tax assets.

Fiscal Years Ended June 27, 1999 and June 28, 1998
--------------------------------------------------

Revenue

Revenue grew 42% to $62.4 million in fiscal 1999 from $44.0 million in fiscal 1998. This increase was attributable to higher product revenue, which rose 53% to $53.4 million in fiscal 1999 from $34.9 million in fiscal 1998. This increase in product revenue was a result of the 62% rise in sales of our LED products and 58% increase in materials revenue in fiscal 1999 compared to fiscal 1998, respectively.

Growth in LED volume resulted from the introduction of the new high brightness devices and improvements in the product design of and strong demand for the standard brightness product. During fiscal 1999, LED volume grew 160% while average sales prices declined 38%.

Revenue attributable to sales of SiC material was 58% higher in fiscal 1999 than in the same period of fiscal 1998 due to a significant increase in sales to C&C for gemstone applications and strong demand for wafer products. During fiscal 1998, C&C was in the initial stages of operation; therefore, unit sales were limited. Revenue from sales of SiC wafers were higher in fiscal 1999 as compared to fiscal 1998, due to quality improvements in wafers, along with the availability of the larger two-inch wafer during fiscal 1999.

During fiscal 1999, sales from our displays business declined 96% from the prior year period as we had chosen to discontinue this product line. Contract revenue received from U.S. Government agencies also declined 1% during fiscal 1999 compared to fiscal 1998, as a significant contract that funded optoelectronic research was exhausted in early fiscal 1999.

Gross Profit

Gross margin climbed to 45% of revenue during fiscal 1999 as compared to 34% during fiscal 1998. This increase is predominantly attributable to design and manufacturing improvements that occurred in fiscal 1999 resulting in significant reductions in cost. With the introduction of the new conductive buffer LED technology in the fourth quarter of fiscal 1998, we were able to significantly lower costs of production due to fewer manufacturing steps required with the new chip structure and improved yield. During the first six months of fiscal 1998, we introduced a smaller LED chip size and, in December 1997, we began to fabricate devices on a larger two-inch wafer. During much of fiscal 1998, we were still in the process of establishing these new manufacturing designs and had not achieved production efficiency. In addition, the larger two-inch wafer had not been in full production for much of fiscal 1998; therefore, average die yields were significantly lower. During fiscal 1999, margins realized on the high brightness products were lower than those derived from our standard blue LED product, as the yield from the manufacturing process was less than our standard product.

Average wafer costs for SiC material products sales also declined 32% during fiscal 1999 over the comparative period due to more efficient processes and improved yield.

Research and Development

Research and development expenses increased 150% in fiscal 1999 to $4.4 million from $1.8 million in fiscal 1998. Much of this increase was caused by significantly higher costs for the initial development of the new high brightness LED products. In May of 1999, the company signed a $2.6 million agreement with MVIS for the development of edge-emitting LEDs and blue laser diodes. As development costs were incurred under this contract, funding from MVIS was offset against these expenses. During fiscal 1999, approximately $500,000 of funding from MVIS was offset against research and development expenses. The remaining $2.1 million of funding was applied to research and development expenses in fiscal 2000.

Sales, General and Administrative

Sales, general and administrative expenses increased 48% in fiscal 1999 to $6.5 million from $4.4 million in fiscal 1998 due primarily to the general growth in our business. In addition, in fiscal 1998 two insurance events were recorded that reduced expenses by $400,000. As a result of the dismissal of a securities class action lawsuit in November 1997, we were reimbursed $200,000 for costs incurred in connection with the lawsuit. Most of these expenses were recorded in fiscal 1997. In addition, we received a $200,000 reimbursement of medical expenses due to a negotiated cost cap in a partially self-funded insured health plan.

Other Expense

Other expense increased 135% to $1.2 million during fiscal 1999 from $500,000 in fiscal 1998. During fiscal 1999, we realized impairments to leasehold costs as a result of management's decision to move equipment from our leased facility to our new manufacturing site. We also wrote-off other assets that had no future value to us.

Other Non-Operating Income

Other non-operating income increased 100% to $100,000 in fiscal 1999 due to a gain recorded for the sale of securities in that year. In fiscal 1998 there was no "Other non-operating income".

Interest Income, net

Interest income, net has increased 40% to $1.1 million in fiscal 1999 from $800,000 in fiscal 1998 due to higher average cash balances being available in fiscal 1999 as a result of a public stock offering completed in February 1999. A portion of the proceeds received from the offering was used to repay all debt that was outstanding; therefore during much of the third quarter and all of the fourth quarter of fiscal 1999, there was no interest expense incurred. In November 1997, we obtained a term loan from NationsBank to fund the acquisition and construction of our manufacturing facility in Durham, North Carolina. Most of that interest was capitalized during fiscal 1998.

Income Tax Expense

Income tax expense for fiscal 1999 was $4.9 million compared to $2.6 million in fiscal 1998. This increase resulted from increased profitability during fiscal 1999 over fiscal 1998. Our effective tax rate during fiscal 1999 was 28% compared to 29% in fiscal 1998.

Liquidity and Capital Resources
-------------------------------

We have funded our operations to date through sales of equity, bank borrowings and revenue from product and contract sales. As of June 25, 2000, we had working capital of $266.0 million, including $246.3 million in cash, cash equivalents and short-term investments. Operating activities generated $63.0 million in fiscal 2000 compared with $20.4 million generated during fiscal 1999. This increase was primarily attributable to net income and other non-cash expenses of $42.7 million, a $12.8 million increase in accounts payable and accrued expenses, and a $27.3 million tax benefit associated with stock option exercises. These amounts were partly offset by a $11.6 million increase in deferred income taxes, and a $5.3 million rise in inventory.

Most of the $274.6 million of cash used in investing activities in fiscal 2000 was related to purchases of held to maturity investments. We also invested $12.5 million to acquire available for sale marketable securities. We invested $78.0 million in capital expenditures during fiscal 2000 compared to $41.4 million during the same period of the prior fiscal year. The majority of the increase in spending was due to new equipment additions to increase manufacturing capacity in our crystal growth, epitaxy and package and test areas. Also we completed a 42,000 square foot facility expansion at our production site near Research Triangle Park, North Carolina and began the construction of an additional
250,000 square foot facility expansion at the same site. In addition, we acquired a 120,000 square foot shell building on 17.5 acres of land near our present facility. We plan to use this facility for sales, general and administrative, as well as for general employee service functions. The cost to acquire this facility (not including the upfit costs for completing the shell building) was $8.2 million.

The $272.9 million of cash provided by financing activities during fiscal 2000 related primarily to the receipt of $266.1 million in net proceeds from the January 2000 stock offering and the exercise of stock options and stock warrants. The stock warrants exercised were distributed in connection with our September 1995 private placement and have an exercise price of $13.62. As of June 25, 2000 warrants remained outstanding to purchase 231,000 shares; these warrants will expire in September 2000.

We may also issue additional shares of common stock for the acquisition of complementary businesses or other significant assets. From time to time we evaluate potential acquisitions of and investments in complementary businesses and anticipate continuing to make such evaluations.

We are currently engaged in construction activities relating to a 250,000 square foot expansion of our main facility to provide added capacity for our LED and materials and future product lines. We are targeting phases of this project to be finished beginning in December 2000, with the balance targeted for completion within 18 months. We anticipate total costs for these facilities to be between $45.0 million and $50.0 million. Estimates for equipment costs relating to this expansion and other additions total approximately $65.0 million. We plan to fund this expansion with cash from operations and cash on hand.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosures:
-------------------------

As of June 25, 2000, the Company maintains an investment in equity securities that is treated for accounting purposes under SFAS 115 as "available for sale" securities. This investment is carried at fair market value based upon quoted market price of that investment as of June 25, 2000, with net unrealized gains or losses excluded from earnings and reported as a separate component of stockholder's equity. This investment, which consists of common stock of MVIS, is subject to market risk of equity price changes. The common stock of MVIS is publicly traded on the Nasdaq National Market. The Company acquired 268,600 shares from MVIS in a private placement in May 1999. In April 2000, the company purchased 250,000 additional shares of common stock of MVIS. In June 2000, 162,600 shares from the initial investment were sold, leaving 356,000 shares remaining. Management views this stock holding as an investment; therefore, the shares are accounted for as "available for sale" securities under SFAS 115. The fair market value of this investment as of June 25, 2000, using the closing sale price as of June 23, 2000, was $15.8 million.

During the third quarter of fiscal 2000, the Company invested some of the proceeds from its January 2000 public offering into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. No other material changes in market risk were identified during the most recent quarter.

During fiscal 1999, the Company repaid the term loan that was outstanding as of June 28, 1998. The Company currently has no debt outstanding.

Qualitative Disclosures:
------------------------

The investment in MVIS common stock is subject to the market risk of equity price changes. While the Company can not predict or manage the future market price for such stock, management continues to evaluate its investment position on an ongoing basis.

Item 8.  Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                            Page

Report of Independent Auditors...............................................32

Report of Independent Accountants............................................33

Consolidated Balance Sheets as of June 25, 2000 and June 27, 1999............34

Consolidated Statements of Operations for the years ended June 25, 2000,
June 27, 1999 and June 28, 1998..............................................35

Consolidated Statements of Cash Flow for the years ended June 25, 2000,
June 27, 1999 and June 28, 1998..............................................36

Consolidated Statements of Shareholders' Equity for the years ended
June 25, 2000, June 27, 1999 and June 28, 1998...............................37

Notes to Consolidated Financial Statements...................................38

                         Report of Independent Auditors


The Board of Directors and Shareholders of
Cree, Inc.

We have audited the accompanying consolidated balance sheets of Cree, Inc. and subsidiaries as of June 25, 2000 and June 27, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Cree, Inc. and subsidiaries as of and for the year ended June 28, 1998 were audited by other auditors whose report dated July 22, 1998, except for the restatement of the fiscal 1998 financial statements as a result of the business combination described in the first three paragraphs of Note 2 for which the date is May 1, 2000, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cree, Inc. and subsidiaries as of June 25, 2000 and June 27, 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                       /s/ Ernst & Young LLP

Raleigh, North Carolina
July 21, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Cree, Inc.

In our opinion, based on our audit and the report of other auditors, the consolidated statements of income, of shareholders' equity, and of cash flow for the year ended June 28, 1998 present fairly, in all material respects, the results of operations and cash flows of Cree, Inc. and its subsidiaries for the year ended June 28, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements give retroactive effect to the merger of Nitres, Inc. on May 1, 2000 in a transaction accounted for as a pooling of interest, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of Nitres, Inc. which statements reflect total revenues of $1,430,561, for the year ended June 28, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Nitres, Inc., is based solely on the report of the other auditors. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Cree, Inc. for any period subsequent to June 28, 1998.



PricewaterhouseCoopers LLP
Raleigh, North Carolina

July 22, 1998, except for the restatement of the fiscal 1998 financial statements as a result of the business combination described in the first three paragraphs of Note 2 for which the date is May 1, 2000

                                   CREE, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                        June 25,        June 27,
                                                          2000            1999
ASSETS                                                 ---------       ---------
Current assets:
  Cash and cash equivalents                            $103,843        $ 42,545
  Short-term investments held to maturity               142,461             --
  Marketable securities available for sale               15,842           6,145
  Accounts receivable, net                               12,406          16,099
  Interest receivable                                     3,893             109
  Inventories                                             9,320           3,986
  Deferred income taxes                                     --              296
  Prepaid expenses and other current assets               1,254             991
                                                       ---------       ---------
    Total current assets                                289,019          70,171

  Property and equipment, net                           137,118          71,130
  Long-term investments held to maturity                 41,965             --
  Deferred income taxes                                  10,624           2,879
  Patent and license rights, net                          2,324           1,742
  Other assets                                            5,152              11
                                                       ---------       ---------
    Total assets                                       $486,202        $145,933
                                                       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                              $ 14,204         $ 7,757
  Current maturities of long term debt                      --              478
  Accrued salaries and wages                              3,133             819
  Other accrued expenses                                  5,725           1,228
                                                       ---------       ---------
    Total current liabilities                            23,062          10,282

Long term liabilities:
  Deferred income taxes                                     --            4,650
                                                       ---------       ---------
    Total long term liabilities                             --            4,650

Shareholders' equity:
  Preferred stock, par value $0.01;                         --              --
     3,000 shares authorized at June 25,
     2000 and June 27, 1999; none issued
     and outstanding
  Common stock, par value $0.0025; 60,000                    88              77
     shares authorized at June 25, 2000 and
     June 27, 1999; 35,348 and 31,258 shares
     issued and outstanding at June 25, 2000
     and June 27, 1999, respectively
  Additional paid-in-capital                            415,716         113,268
  Deferred compensation expense                         (1,755)           (967)
  Retained earnings                                      48,156          17,636
  Accumulated other comprehensive income,                   935             987
     net of tax                                        --------         --------
     Total shareholders' equity                         463,140         131,001
                                                       --------         --------
     Total liabilities and shareholders' equity        $486,202        $145,933
                                                       ========        =========

                   The accompanying notes are an integral part of the consolidated financial statements.

                                   CREE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                      Year Ended
                                       -----------------------------------------
                                       June 25,         June 27,        June 28,
                                         2000             1999            1998
                                       --------         --------        --------
Revenue:
  Product revenue, net                 $ 96,742         $ 53,424        $ 34,891
  Contract revenue, net                  11,820            8,977           9,071
                                       --------         --------        --------
    Total revenue                       108,562           62,401          43,962

Cost of revenue:
  Product revenue, net                   43,399           26,968          21,727
  Contract revenue, net                   8,963            7,195           7,496
                                       --------         --------        --------
    Total cost of revenue                52,362           34,163          29,223

                                       --------         --------        --------
Gross profit                             56,200           28,238          14,739

Operating expenses:
  Research and development                7,054            4,443           1,774
  Sales, general and administrative      11,091            6,472           4,383
  Other expense                           1,305            1,180             502
                                       --------         --------        --------
    Income from operations               36,750           16,143           8,080

Other non-operating income                  656              139             --
Interest income, net                      9,400            1,058             754
                                       --------         --------        --------
    Income before income taxes           46,806           17,340           8,834

Income tax expense                       16,286            4,892           2,591
                                       --------         --------        --------
    Net income                          $30,520          $12,448          $6,243
                                       ========         ========        ========

Earnings per share:
    Basic                                 $0.93            $0.43           $0.23
                                       ========         ========        ========
    Diluted                               $0.87            $0.41          $0.22
                                       ========         ========        ========

Shares used in per share calculation:
    Basic                                32,965           29,015          27,726
                                       ========         ========        ========
    Diluted                              35,217           30,432          28,987
                                       ========         ========        ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                          CREE, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOW
                                                        (In thousands)
                                                                                          Year Ended
                                                               -----------------------------------------------------------------
                                                                    June 25,                June 27,              June 28,
                                                                      2000                    1999                  1998
                                                               --------------------    -------------------    ------------------
Operating activities:
       Net income                                                    $ 30,520                $ 12,448                $6,243
       Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                   10,803                   5,593                 4,368
       Loss on retirement of property and equipment                     1,256                   1,602                   719
       Loss on write off of patents                                        --                      51                    17
       Amortization of patent rights                                      145                     117                   102
       Amortization and write off of goodwill                            --                     --                       86
       Purchase of marketable trading securities                      (1,786)                   (233)               (1,500)
       Proceeds from sale of marketable trading securities              2,280                   1,421                   421
       Loss (gain) on marketable trading securities                     (494)                   (141)                    32
       Loss (gain) on available for sale securities                   (3,567)                   --                    --
       Deferred income taxes                                         (11,617)                     628                   382
       Income tax benefits from stock option exercises                 27,336                   2,672                 1,791
       Amortization of deferred compensation                              980                     142                    10
Changes in operating assets and liabilities:

           Accounts and interest receivable                              (91)                 (5,753)               (2,656)
           Inventories                                                (5,334)                 (1,443)                 1,406
           Prepaid expenses and other current assets                    (263)                     414                 (880)
           Accounts payable, trade                                      6,447                   2,049                 1,141
           Accrued expenses                                             6,356                     799                   350
                                                               --------------------    -------------------    ------------------
Net cash provided by operating activities                              62,971                  20,366                12,032
                                                               --------------------    -------------------    ------------------

Investing activities:
       Purchase of available for sale securities                     (12,500)                 (4,500)                  --
       Proceeds from sale of available for sale securities              6,291                    --                    --
       Purchase of securities held to maturity                      (195,883)                    --                    --
       Proceeds from maturities of securities held to                  11,457                    --                    --
maturity

       Purchase of property and equipment                            (78,047)                (41,439)              (15,894)
       Proceeds from sale of property and equipment                      --                       186                   463
       Purchase of patent rights                                        (727)                   (379)                 (383)
       Increase in other long term assets                             (5,141)                    --                    --
                                                               --------------------    -------------------    ------------------
           Net cash used in investing activities                    (274,550)                (46,132)              (15,814)
                                                               --------------------    -------------------    ------------------
Financing activities:
       Net proceeds from issuance of long term debt                       --                    1,350                 8,891
       Net repayment of long term debt                                   (47)                (10,241)                  --
       Net proceeds from issuance of common stock                     272,924                  61,470                 3,736
       Receipt of Section 16(b) common stock profits                      --                      594                  --
       Repurchase of common stock                                         --                  (3,213)               (1,262)
                                                               --------------------    -------------------    ------------------
           Net cash provided by financing activities                  272,877                  49,960                11,365
                                                               --------------------    -------------------    ------------------

Net increase in cash and cash equivalents                              61,298                  24,194                 7,583
Cash and cash equivalents:
       Beginning of year                                               42,545                  18,351                10,768
                                                               --------------------    -------------------    ------------------
       End of year                                                   $103,843                 $42,545              $ 18,351
                                                               ====================    ===================    ==================
Supplemental disclosure of cash flow information:

       Cash paid for interest, net of amounts capitalized              $   13                  $  282                $   93
                                                               ====================    ===================    ==================
       Cash paid for income taxes                                      $  272                 $ 2,175                $  336
                                                               ====================    ===================    ==================

Non-cash investing and financing activities:

       Deferred compensation                                          $ 1,768                 $ 1,016               $   98
                                                               ====================    ===================    ==================
       Conversion of note payable to common stock                      $  431                $  --                 $  --
                                                               ====================    ===================    ==================
       Equipment donated for common stock                             $  --                  $  --                   $  150
                                                               ====================    ===================    ==================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                          CREE, INC.
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  YEARS ENDED JUNE 25, 2000, JUNE 27, 1999 AND JUNE 28, 1998
                                                        (In thousands)

                                                                                                     Compre-
                                       Common         Additional        Deferred                     hensive     Total
                                        Stock          Paid-in          Compen-       Retained        Income        Shareholders'
                                      Par Value        Capital          sation        Earnings                         Equity
                                      -----------    -------------     ----------    ------------    ----------     --------------
Balance at June 30, 1997                 $ 64          $46,234              $(5)       $(1,055)        $ --          $45,238
Common stock options exercised for
cash, 434 shares                            1            1,693                                                         1,694
Common stock warrants exercised for
cash, 662 shares                            2            1,240                                                         1,242
Employees granted stock, 52 shares                          98              (98)                                          --
Issuance of common stock for cash           1              949                                                           950
and assets, 558 shares
Purchase of common stock for the
treasury, 164 shares                                                                    (1,262)                      (1,262)
Retirement of 164 treasury shares                        (1,262)                          1,262                           --
Income tax benefits from stock
option exercises                                         1,791                                                         1,791
Amortization of deferred                                                      10                                          10
compensation
Net income                                                                                6,243                        6,243
                                      -----------    -------------     ----------    ------------    ----------     --------------
Balance at June 28, 1998                   68           50,743              (93)          5,188          --           55,906

Common stock options exercised for
cash, 418 shares                            1            1,511                                                         1,512
Common stock warrants exercised for
cash, 342 shares                                         4,656                                                         4,656
Employees & directors granted
stock, 441 shares                           1            1,015           (1,016)                                          --
Issuance of common stock for cash,
3,010 shares                                7           55,290                                                        55,297
Purchase of common stock for the
treasury, 470 shares                                                                    (3,213)                      (3,213)
Retirement of 470 treasury shares                      (3,213)                            3,213                           --
Receipt of Section 16(b) common
stock profits from a director                              594                                                           594
Income tax benefits from stock
option exercises                                         2,672                                                         2,672
Amortization of deferred                                                     142                                         142
compensation

Net income                                                                               12,448                       12,448
Unrealized gain (loss) on
securities available for sale, net                                                                       987             987
of tax of $658
                                                                                                                    --------------
Comprehensive income                                                                                                  13,435
                                      -----------    -------------     ----------    ------------    ----------     --------------
Balance at June 27, 1999                   77          113,268             (967)         17,636         987          131,001

Common stock options exercised for
cash, 927 shares                            3            6,383                                                         6,386
Common stock warrants exercised for
cash, 27 shares                                            367                                                           367
Employees granted stock options,
137 shares                                                 785             (785)                                          --
Employees granted stock, 171 shares                        983             (983)                                          --
Common stock warrants granted, 16                           31                                                            31
shares
Loan converted to common stock, 169
shares                                                     431                                                           431
Issuance of common stock for cash,
3,289 shares                                8          266,132                                                       266,140
Income tax benefits from stock
option exercises                                        27,336                                                        27,336
Amortization of deferred                                                     980                                         980
compensation

Net income                                                                               30,520                       30,520
Unrealized gain (loss) on
securities available for sale, net                                                                       (52)           (52)
of tax of $(27)
                                                                                                                    --------------
Comprehensive income                                                                                                  30,468
                                      -----------    -------------     ----------    ------------    -----------    --------------
Balance at June 25, 2000                 $ 88         $415,716         $ (1,755)       $ 48,156         $ 935       $463,140
                                      ===========    =============     ==========    ============    ===========    ==============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   CREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

Cree, Inc., the "Company," or "Cree," a North Carolina corporation, develops, manufactures, and markets silicon carbide-based semiconductor devices. Revenues are primarily derived from the sale of blue and green light emitting diodes ("LED"), and silicon carbide ("SiC") based materials. The Company markets its blue and green LED chip products principally to customers who incorporate them into packaged lamps for resale to original equipment manufacturers. The Company also sells SiC material products to corporate, government, and university research laboratories. In addition, the Company is engaged in a variety of research programs related to the advancement of SiC process technology and the development of electronic devices that take advantage of SiC's unique physical and electronic properties. The Company recovers the costs of a significant portion of its research and development efforts from revenues on contracts with agencies of the Federal government. This funding is recorded as contract revenue.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Business Combination

On May 1, 2000 the Company acquired Nitres, Inc. in a business combination accounted for as a pooling of interests. Nitres, Inc., became a wholly owned subsidiary (Cree Lighting Company) of the Company through the exchange of 1,847,746 shares of the Company's common stock for all of the outstanding stock of Nitres, Inc. In addition, the Company assumed outstanding stock options and warrants, which after adjustment for the exchange represented a total of 152,223 options and warrants to purchase shares of Cree's common stock. The accompanying consolidated financial statements for fiscal 2000 are based on the assumption that the companies were combined for the full year. All prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Nitres, Inc., as though Nitres, Inc. had been a part of the Company for all periods presented.

Reconciliation of Previously Reported Operations - Selected Financial Data

The following table reflects the summarized results of operations of the separate companies for the nine months ended March 26, 2000, the nearest practical reporting period prior to the business combination on May 1, 2000. In addition, a reconciliation of the amounts of net sales and net income previously reported with restated amounts is included.

                                           (Unaudited)
                                           Nine Months
                                              ended       (Year Ended (in 000s)
                                            March 26,     ---------------------
                                              2000        June 27,     June 28,
                                            (in 000s)       1999         1998
                                           -----------    --------     --------
Net sales and other revenue:
As previously reported by Cree, Inc.        $ 72,342      $ 60,050     $ 42,531
Nitres, Inc.                                   2,887         2,391        1,431
Elimination of intercompany transactions        (27)          (40)          -
                                           -----------    --------     --------
As restated                                 $ 75,202      $ 62,401     $ 43,962
                                           ===========    ========     ========
Net income (loss):
As previously reported by Cree, Inc.        $ 19,575      $ 12,702     $  6,275
Nitres, Inc.                                   (392)         (234)         (32)
Elimination of intercompany transactions        (20)          (20)         -
                                           -----------    --------     --------
As restated                                 $ 19,163      $ 12,448     $  6,243
                                           ===========    ========     =========


Elimination of Prior Intercompany Transactions

Prior to May 1, 2000, the Company and Nitres, in the normal course of business, entered into certain transactions for the purchase and sale of merchandise. These intercompany transactions have been eliminated in the accompanying restated consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc., and its wholly-owned subsidiaries, Cree Lighting Company ("Cree Lighting"), Real Color Displays, Incorporated. ("RCD"), Cree Research FSC, Inc. ("FSC"), Cree Funding LLC. ("Cree Funding") and Cree Technologies, Inc. ("Tech"). All material intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain 1999 and 1998 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

Fiscal Year

The Company's fiscal year is a 52 or 53 week period ending on the last Sunday in the month of June. In fiscal 1998, the Company changed its fiscal year from the twelve months ending June 30, to the annual period ending on the last Sunday in the month of June.

Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at June 25, 2000 and June 27, 1999, and the reported amounts of revenues and expenses during the years ended June 25, 2000, June 27, 1999 and June 28, 1998. Actual amounts could differ from those estimates.

Revenue Recognition

The Company recognizes product revenue at the time of shipment or in accordance with the terms of the relevant contract. Revenue from government contracts is recorded on the percentage-of-completion method as expenses per contract are incurred.

Contract revenue represents reimbursement by various U.S. Government entities to aid in the development of the Company's technology. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-transferable, non-exclusive license retained by the government to practice the inventions for government purposes. Contract revenue includes funding of direct research and development costs and a portion of the Company's general and administrative expenses and other operating expenses for contracts under which funding is expected to exceed direct costs over the life of the contract. The specific reimbursement provisions of the contracts, including the portion of the Company's general and administrative expenses and other operating expenses that are reimbursed, vary by contract. Such reimbursements are recorded as contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract (i.e., certain cost share arrangements), the Company reports direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

In September 1996, the Company entered into a license and supply agreement with Shin-Etsu Handotai Co. LTD. ("Shin-Etsu") and other parties to use certain LED fabrication technology and has agreed to supply silicon carbide wafers required to manufacture the licensed product. The license agreement provides for payment of a license fee and royalties based on a percentage of sales of products made using the licensed technology. The license fee was payable in installments which totaled $2.7 million. As of June 25, 2000, all license fees had been received. Substantially all of the Company's obligations to transfer the licensed technology were performed during fiscal 1997 and the net present value of the license fee payments and commission were recognized in that year.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts and highly liquid investments with an original maturity of three months or less when purchased.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term and long-term investments, available for sale securities, accounts and interest receivable, accounts payable, debt, and other liabilities approximate fair value at June 25, 2000 and June 27, 1999.

Investments

Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities". This statement requires certain securities to be classified into three categories:

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

At June 25, 2000, and June 27, 1999, the Company held a short-term equity investment in common stock of Microvision, Inc. ("MVIS"). The Company purchased 268,600 common shares in a private equity transaction in May 1999 at a price of $16.75 per share, or $4.5 million. Pursuant to an agreement signed March 17, 2000, the Company committed to increase its equity position in MVIS by investing an additional $12.5 million in MVIS common stock. This additional investment was completed on April 13, 2000, when the Company purchased 250,000 shares at a price of $50.00 per share. In June 2000, 162,600 MVIS shares were sold for $6.3 million, with a gain on sale recognized for $3.6 million. Management views these transactions as investments, and the shares are accounted for as "available for sale" securities under SFAS 115. Therefore unrealized gains or losses are excluded from earnings and are recorded in other comprehensive income, net of tax. For the years ended June 25, 2000, June 27, 1999 and June 28, 1998, the Company recorded unrealized holding gains on this investment of $900,000 (net of tax of $600,000), $1.0 million (net of tax of $700,000), and $0, respectively. The fair market value of the MVIS investment as of June 25, 2000, using the closing sale price as of June 23, 2000, was $15.8 million, representing 356,000 shares. The fair market value of this investment as of June 27, 1999 was $6.1 million.

As of June 25, 2000, the Company's short-term investments held to maturity included $142.5 million consisting of $97.9 million in high-grade corporate bonds, $15.0 million in government securities, and $29.6 million in a closed end mutual fund investing in high grade corporate securities that mature within one year. The Company purchased the investments with a portion of the proceeds from its public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to-maturity" under SFAS 115. The securities are reported on the balance sheet at amortized cost, as a short-term investment with unpaid interest included in interest receivable.

As of June 25, 2000, the Company's long-term investments held to maturity consisted of $42.0 million in high-grade corporate bond holdings that mature after June 25, 2001. The Company purchased the corporate bonds with a portion of the proceeds from the public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to-maturity" under SFAS 115. The securities are reported on the balance sheet at amortized cost, as a long-term held to maturity investment with unpaid interest included in interest receivable if interest is due in less than 12 months, and as a long-term other asset if interest is due in more than 12 months.

During fiscal 2000, the Company purchased and sold marketable trading securities that resulted in the Company recording a realized gain on the sale of stock of $500,000.

As of June 28, 1998, the Company's short-term investments consisted of common stock holdings in Charles & Colvard, or C&C, the majority of which were bought in November 1997. The Company also acquired additional shares of C&C in September 1998 and acquired 24,601 shares directly from C&C pursuant to the exercise of an option in January 1997. This investment was treated for accounting purposes as a trading security, with net realized and unrealized gains and losses included in net earnings. All common shares of C&C held by Cree were subsequently sold during fiscal 1999. Realized gains on shares of C&C stock sold during fiscal 1999 by the Company were $140,000. This amount was recorded as other income. Approximately $32,000 of net loss was recorded to other income (expense) in fiscal 1998 related to this investment.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

                                                      Year Ended (in 000s)
                                             -----------------------------------
                                                 June 25,           June 27,
                                                  2000               1999
                                             ---------------    ----------------
  Raw materials                                  $2,415             $1,290
  Work-in-progre                                  3,094              1,675
  Finished goods                                  3,811              1,021
                                             ---------------    ----------------
                                                 $9,320             $3,986
                                             ===============    ================

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to twenty years. Leasehold improvements are amortized over the life of the related lease. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in operations. During the years ended June 25, 2000, June 27, 1999 and June 28, 1998, the Company recorded $1.3 million, $1.6 million and $700,000, respectively, as losses on retirement of property and equipment reflected in other operating expense on the consolidated statements of income.

The Company has entered into two agreements with C&C to sell crystal growth equipment manufactured by the Company to C&C at cost plus a reasonable overhead allocation. As a result of these transactions, the Company has recognized $227,000, $473,000 and $332,000, in fiscal 2000, fiscal 1999 and fiscal 1998, respectively, as "other operating income" for the overhead allocation portion of the sales price. These equipment agreements were completed in October 1999. In May 2000, the Company agreed to purchase all of the crystal growth equipment previously sold to C&C for a purchase price of $5.0 million, which was less than the Company's direct cost to manufacture the equipment.

In  November   1997,  the  Company   purchased   real  property   consisting  of
approximately thirty acres of land with a production facility of approximately 139,000 square feet and a total of approximately 33,000 square feet of service and warehouse buildings. This property is located in Durham, North Carolina, in the vicinity of the Research Triangle Park. The purchase price for the land and buildings was $3.0 million. The Company has now moved the majority of its employees and production to this facility.

In the second quarter of fiscal 2000, the Company completed a 42,000 square foot facility expansion at its production site near Research Triangle Park, North Carolina. In the third quarter of fiscal 2000, the

Company purchased a 120,000 square foot facility on 17.5 acres of land adjacent to the existing production site. The Company plans to use this facility for sales, general and administrative and research and development personnel, as well as for general employee services functions. The cost to acquire this facility (not including the upfit costs for completing the shell building) was $8.1 million. In addition, the Company is currently engaged in construction activities relating to a 250,000 square foot expansion of its facility.

Impairment of Long-Lived Assets

The Company assesses the realizability of the carrying value of its investment in long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for Impairment of Long Lived Assets and Assets to be Disposed of". As of June 25, 2000, the Company has not recorded an impairment in the carrying value of its long-lived assets.

Depreciation

The Company has changed its depreciation policy to reflect lower useful lives on new manufacturing equipment. The useful life has been reduced from 9 years to 5 years for all manufacturing equipment purchased since the beginning of fiscal year 2000. In management's estimate, this new policy was necessary due to the changes in estimated useful lives of new equipment caused by technology changes anticipated with the future development of larger diameter wafers. Management estimates that the change in policy reduced the Company's fiscal 2000 net income by $889,000 or $0.03 per share.

Patent and License Rights

Patent rights reflect costs incurred to enhance and maintain the Company's intellectual property position. License rights reflect costs incurred to use the intellectual property of others. Both are amortized on a straight-line basis. During fiscal 1997, the Company changed its previous estimate of the useful life of patents from 17 years, beginning at the date of patent issue, to 20 years from the date of patent application. This change was made to conform to a legislative amendment made to the U.S. patent laws, which became effective in June 1995. This change in estimate had no material impact on net income or earnings per share, since the average period of time between patent application and issue is generally about three years. Amortization expense was $148,000, $117,000, and $102,000 for the years ended June 25, 2000, June 27, 1999, and
June 28, 1998, respectively. Total accumulated amortization for patents and license rights was approximately $813,000 and $669,000 at June 25, 2000 and June 27, 1999, respectively.

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

Research and Development

The U.S. Government provides funding through research contracts for several of the Company's current research and development efforts. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs are divided between the U.S. government and the Company based on the terms of the contract. The government's cost share is then paid to the Company. Activities performed under these arrangements include research regarding silicon carbide and gallium nitride materials. The contracts typically require the submission of a written report that documents the results of such research.

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

                                                   Year ended (in 000s)
                                         ---------------------------------------
                                         June 25,       June 27,       June 28,
                                           2000           1999           1998
                                         --------       --------       --------
Net research and development costs       $   538        $  --          $   276
Government funding                           868           --              601
                                         --------       --------       --------
Total direct costs incurred              $ 1,406        $  --          $   877
                                         ========       ========       =========


Interest Capitalization

No interest was capitalized in the fiscal year ended June 25, 2000. During the fiscal years ended June 27, 1999, and June 28, 1998, the Company capitalized interest on funds used to construct property, plant and equipment in connection with its newly acquired facilities. Interest capitalized for fiscal years 1999 and 1998 was $128,000, and $128,000, respectively.

Credit Risk, Major Customers and Major Suppliers

Financial instruments, which may subject the Company to a concentration of credit risk, consist principally of marketable securities, cash equivalents and accounts receivable. Marketable securities consist primarily of high-grade corporate debt, commercial paper, government securities and other investments at interest rates that vary by security. The Company's cash equivalents consist primarily of money market funds. Certain bank deposits may at times be in excess of the FDIC insurance limit.

The Company sells its products to manufacturers and researchers worldwide and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses, in the aggregate, have generally been within management's expectations. The Company presently derives primarily all of its contract revenues from contracts with the U.S. Department of Defense. Approximately 19% and 10%, respectively, of the Company's accounts receivable balance at June 25, 2000 and June 27, 1999 was due from the Department of Defense. The Company had amounts due from Siemens A.G. (or its indirect subsidiary, Osram) totaling 19% and 35%, of accounts receivable balances at June 25, 2000 and June 27, 1999, respectively. In addition, the Company had amounts due from Sumitomo Corporation totaling 22% of accounts receivable balances at June 25, 2000.

In May 2000, the Company agreed to purchase $5 million of manufacturing equipment from C&C. As consideration for this equipment the Company offset existing accounts receivable from C&C and future product shipments up to the $5 million purchase price. As a result, no accounts receivable balances were due from C&C at June 25, 2000. At June 27, 1999, the Company had amounts due from C&C totaling 17% of accounts receivable balances.

The Company has derived its product and contract revenue from sales in the United States, the Far East, and Europe as follows:


                                                      Year ended
                                             ------------------------------
                                             June 25,   June 27,   June 28,
                                               2000       1999       1998
                                             --------   --------   --------
        United States                           31%        41%        42%
        Far East                                64%        48%        39%
        Europe                                   5%        11%        19%

One customer accounted for 26%, 35%, and 40% of revenue for fiscal 2000, 1999, and 1998, respectively. Another customer accounted for 15%, 18%, and 10% of revenue for fiscal 2000, 1999, and 1998, respectively. A third customer accounted for 25%, 7%, and 8% of revenue fiscal 2000, 1999, and 1998, respectively. The Department of Defense accounted for 90%, 96%, and 94% of contract revenues during fiscal 2000, 1999, and 1998, respectively.

The Company depends on single or limited source suppliers for a number of raw materials and components used in its SiC wafer products and LEDs. Any interruption in the supply of these key materials or components could have a significant adverse effect on the Company's operations.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common stock shares outstanding. Diluted earnings per common share is computed using the weighted average number of common stock shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock.

Accounting for Stock Based Compensation

In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", no compensation is recorded for stock options or other stock-based awards that are granted to employees with an exercise price equal to or above the common stock price on the grant date.

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." This Statement establishes fair value as the measurement basis for equity instruments issued in exchange for goods or services and stock-based compensation plans. Fair value may be measured using quoted market prices, option-pricing models or other reasonable estimation methods. SFAS 123 permits the Company to choose between adoption of the fair value based method or disclosing pro forma net income information. The Statement is effective for transactions entered into after December 31, 1995. The Company will continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, as amended, and will provide the pro forma disclosures required by SFAS 123.

3.  ACCOUNTS RECEIVABLE, NET

The following is a summary of the components of accounts receivable:

                                         Year Ended (in 000s)
                                       -----------------------
                                       June 25,       June 27,
                                         2000           1999
                                       --------       --------
 Billed trade receivables              $ 10,262       $ 14,645
 Unbilled contract receivables            2,394          1,629
                                       --------       --------
                                         12,656         16,274
 Allowance for doubtful accounts          (250)          (175)
                                       --------       --------
 Total accounts receivable, net        $ 12,406       $ 16,099
                                       ========       ========


The following table summarizes the changes in the Company's allowance for doubtful accounts for the years ended June 25, 2000, June 27, 1999, and June 28, 1998:

                                                 Year Ended (in 000s)
                                     ------------------------------------------
                                     June 25,         June 27,         June 28,
                                       2000             1999             1998
                                     --------         --------         --------
Balance at beginning of year          $ 175            $ 151            $ 216
Charges to cost and expenses             75               24               50
Deductions (write-offs to reserve)       --               --             (115)
                                     --------         --------         ---------
Balance at end of year                $ 250            $ 175            $ 151
                                     ========         ========         =========


4.  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

                                                 Year ended (in 000s)
                                           -------------------------------
                                           June 25,               June 27,
                                             2000                   1999
                                           --------               --------
   Office equipment and furnishings        $  2,765               $  1,948
   Land & Buildings                          41,087                 21,031
   Machinery and equipment                   77,856                 47,804
   Leasehold improvements                     1,461                  1,549
                                           --------               --------
                                            123,169                 72,332
   Accumulated depreciation                (22,633)               (13,670)
                                           --------               --------
                                            100,536                 58,662
   Construction in progress                  36,582                 12,468
                                           --------               --------
   Net Property & Equipment                $137,118                $71,130
                                           ========               ========


Depreciation and amortization of property and equipment totaled $10.8 million, $5.6 million, and $4.4 million for the years ended June 25, 2000, June 27, 1999, and June 28, 1998, respectively.

5.   SHAREHOLDERS' EQUITY

On January 20, 2000, the Company completed a public offering of 3,289,000 shares of its common stock at a price to the public of $85.125 per share. The Company received net aggregate proceeds of approximately $266.1 million after deducting underwriting discounts and commissions and estimated offering costs. The net proceeds are being used primarily for manufacturing facility expansion and purchase of additional equipment, the acquisition of an additional facility, research and development, and general corporate purposes.

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

At June 25, 2000, the Company had reserved a total of 5,486,472 shares of its common stock for future issuance as follows.

                                                              Number of shares
                                                              ----------------
    For exercise of outstanding warrants to purchase
        common stock                                                246,680
    For exercise of outstanding common stock options              4,089,527
    For future common stock option awards                           872,904
    For possible future issuance to employees under the
        Employee Stock Purchase Plan                                277,361
                                                              ----------------
    Total reserved                                                5,486,472
                                                              ================

6.  STOCK OPTIONS AND STOCK WARRANTS

As permitted by SFAS 123, "Accounting For Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and amendments in accounting for its employee stock option plans. The Company has recorded deferred compensation expense of $1.8 million, $1.0 million, and $100,000, for the difference between the grant price and the deemed fair value of stock and stock options granted for the years ended June 25, 2000, June 27, 1999, and June 28, 1998, respectively. Of this deferred compensation amount, $980,000, $142,000, and $10,000 was amortized for the years ended June 25, 2000, June 27, 1999, and June 28, 1998, respectively.

As of June 25, 2000, the Company's Amended and Restated Equity Compensation Plan (the "Plan") has authorized the grant of options for up to 6,880,000 shares of the Company's common stock. All options granted have 10 year terms and vest and become fully exercisable within 5 years. The Company had granted 192,000 options with a 10 year term for shares of the Company's common stock under the Stock Option Plan for Non-Employee Directors. This plan was terminated in November 1997 and all 192,000 options granted under this plan are now fully vested. At June 25, 2000, there were also outstanding options to purchase 136,543 shares of the Company's common stock pursuant to option agreements assumed in the acquisition of Nitres, Inc. The Company's current stock plans provide for grants of options with exercise prices equal to or exceeding fair market value on the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with weighted average risk free rates of interest of 6.24% and 5.3%, for the years ended June 25, 2000 and June 27, 1999, respectively. The volatility factor of the expected market price of the Company's common stock is
0.882 and the weighted-average expected life of the options was 7 years for executives and directors and 5 years for other employees.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                    Year ended (in 000's, except per share data)
                                    --------------------------------------------
                                    June 25,         June 27,          June 28,
                                      2000             1999              1998
                                    -------          --------         --------
Net income, as reported             $30,520          $ 12,448          $  6,243
Earnings per share, as reported:
         Basic                        $0.93             $0.43             $0.23
         Diluted                      $0.87             $0.41             $0.22

Pro forma net income, as adjusted    21,507             8,714             4,373
   for SFAS 123
Pro forma earnings per share,
   as adjusted for SFAS 123:
         Basic                        $0.65             $0.30            $ 0.16
         Diluted                      $0.61             $0.29            $ 0.15

The following table details the number of stock options outstanding and their related exercise prices and weighted-average remaining contractual lives as of June 25, 2000:

                                                            Weighted-Average
                                                                Remaining
               Exercise Price      Number of Options        Contractual Life
               --------------      -----------------       -----------------
                   $ 0.01               136,543                  9 years
                   $ 1.56                16,000                  4 years
                   $ 1.81                91,161                  3 years
                   $ 1.88                 9,668                  1 year
                   $ 2.00                42,350                  4 years
                   $ 2.19                12,000                  4 years
                   $ 3.41                 8,000                  3 years
                   $ 3.69                12,000                  4 years
                   $ 4.69                30,530                  7 years
                   $ 5.13                13,200                  7 years
                   $ 5.60                15,950                  6 years
                   $ 6.49               544,250                  7 years
                   $ 7.13                39,150                  8 years
                   $ 7.19               124,210                  6 years
                   $ 7.63               969,800                  8 years
                   $ 7.88                72,000                  6 years
                   $ 8.19                37,630                  8 years
                   $ 8.38                 8,000                  8 years
                   $ 8.88                28,990                  8 years
                   $ 9.38                54,300                  7 years
                   $ 9.69                20,000                  8 years
                   $12.32                90,000                  8 years
                   $20.50               115,200                  9 years
                   $22.60               125,745                  9 years
                   $22.63                66,450                  9 years
                   $33.56               208,500                  9 years
                   $34.31                12,000                  9 years
                   $37.75               468,000                  9 years
                   $83.94               576,900                 10 years
                  $104.94               141,000                 10 years
                                   -----------------
                                      4,089,527
                                   =================

                                            Total Stock Option Activity - Year ended
                           -------------------------------------------------------------------------
                               June 25, 2000              June 27, 1999             June 28, 1998
                           Number of   Weighted       Number of   Weighted      Number of   Weighted
                            Options    Average         Options    Average        Options    Average
                           (in 000s)    Price         (in 000s)     Price       (in 000s)    Price
                           ---------   --------       ---------   --------      ---------   --------
Outstanding -
beginning of year             3,613     $ 8.14          2,410      $ 5.10         1,854      $ 2.38
Granted                       1,753      51.45          1,712       10.85         1,084        6.99
Exercised                   (1,075)       5.13          (418)        3.63         (434)        3.90
Forfeited                     (201)      16.14           (91)        7.08          (94)        4.34
                           ---------   --------       ---------   --------      ---------   --------
Outstanding -
end of year                   4,090     $27.09         3,613       $ 8.14         2,410      $ 5.10
                           =========   ========       =========   ========      =========   ========

Exercisable at
end of year                   1,353     $ 5.98         1,478       $ 5.39         1,198      $ 4.20
                           =========   ========       =========   ========      =========   ========

In connection with the Company's September 1995 private placement, the Company issued 600,000 warrants, which have an exercise price of $13.62, which represents fair value on the date of grant, and expire September 2000. Warrants to purchase 27,000 and 342,000 shares of common stock were exercised during the fiscal years ended June 25, 2000 and June 27, 1999, respectively. Warrants to purchase 231,000 shares remain outstanding under this private placement as of June 25, 2000. As of June 25, 2000, there were also outstanding warrants to purchase 15,680 shares of the Company's common stock, at an exercise price of $2.55 per share, which expire February 2007. These warrants were originally issued by Nitres, Inc. in February 2000 and were assumed by the Company in its acquisition of Nitres, Inc. in May 2000.

7.  LEASE COMMITMENTS

The Company currently leases five facilities. These facilities are comprised of both office and manufacturing space. The first facility has a remaining lease period of approximately one and one half years. The lease term for the second facility began in September 1995 and a renewal option was exercised in September 1999. At June 25, 2000, the second facility lease has a remaining lease period of approximately two years with an option to renew for an additional two years. The leases for the third and fourth facilities expire in December 2000 and April 2001, respectively. The lease term on the fifth facility runs from month to month. All of the remaining lease agreements provide for rental adjustments for increases in property taxes, the consumer price index and general property maintenance.

Rent expense associated with these and other expired leases totaled $420,000, $478,000, and $562,000 for the years ended June 25, 2000, June 27, 1999, and
June 28, 1998, respectively. Future minimum rentals as of June 25, 2000 under these leases are as follows:

                                                         Minimum Rental
                                                             Amount
                            Fiscal Years Ended             (in 000s)
                            ------------------           --------------
                               June 24, 2001                  $383
                               June 30, 2002                   207
                               June 30, 2003                    12
                                                         --------------
                               Total                          $602
                                                         ==============

8.  LONG-TERM DEBT

In December 1998, Cree Lighting (previously Nitres, Inc.) received a $431,000 bridge loan from a group of investors to finance its working capital needs. The bridge loan was made to Cree Lighting subject to conversion rights that would cause conversion to shares of the Company's common stock in the event of a financing or one year passing. At June 27, 1999, the investor bridge loan was still outstanding. In February 2000, the $431,000 bridge loan was converted to 168,750 shares of the Company's common stock. In September 1997, Cree Lighting purchased equipment on credit and issued a note to the equipment manufacturer for $382,000. Payments on the note were made in quarterly installments beginning in January 1998. At June 27, 1999, obligations under the equipment note were approximately $48,000. The balance on the note was repaid in September 1999.

In November 1997, the Company entered into a term loan with a commercial bank for up to $10.0 million to finance the purchase and upfit of the new main facility in Durham, North Carolina. Approximately $3.0 million was disbursed under the loan to finance the initial purchase of the facility with the remaining proceeds disbursed on a monthly basis based on actual expenditures incurred. The loan, which was collateralized by the purchased property and subsequent upfits, accrued interest at a fixed rate of 8% and carried customary covenants, including the maintenance of a minimum tangible net worth and other requirements. On February 17, 1999, the entire $10.0 million indebtedness was repaid with proceeds received from the public stock offering. Interest expense was $13,000, $282,000, and $93,000 for the years ended June 25, 2000, June 27, 1999, and June 28, 1998, respectively.

9.  INCOME TAXES

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The actual income tax expense for the years ended June 25, 2000, June 27, 1999, and June 28, 1998 differed from the amounts computed by applying the U.S. federal tax rate of 35% in fiscal 2000 and fiscal 1999, and 34% in fiscal 1998, to pretax earnings as a result of the following:

                                                     Year Ending (in 000s)
                                              ----------------------------------
                                              June 25,     June 27,     June 28,
                                                2000         1999         1998
                                              --------     --------     --------
Federal income tax provision at
  statutory rate                              $ 16,382     $ 6,174      $ 3,018
State tax provision                              1,517         211          166
Increase (decrease) in income
  tax expense  resulting from:
         Foreign sales corporation             (1,682)       (510)        (214)
         Decrease in valuation allowance          --         (290)        (358)
         Research and development                (258)       (251)          --
         State tax credits                        --         (394)          --
         Non-deductible transaction costs          327         --           --
         Other                                    --          (48)         (21)
                                              --------     --------     --------
Income tax expense                            $ 16,286     $ 4,892      $ 2,591
                                              ========     =======      ========


The following are the components of the provision for income taxes for the years ended June 25, 2000, June 27, 1999, and June 28, 1998:

                                          Year Ending (in 000s)
                                  ------------------------------------
                                  June 25,      June 27,      June 28,
                                   2000           1999          1998
                                  --------      --------      --------
Current:
      Federal                     $   856       $ 2,553       $   699
      Foreign Tax Withholding         --           --              50
      State                           200           300           269
                                  --------      --------      --------
                                    1,056         2,853         1,018
Deferred:
      Federal                      15,111         2,299         1,573
      State                           119         (260)           --
                                  --------      --------      --------
                                   15,230         2,039         1,573

Net Provision                     $16,286       $ 4,892       $ 2,591
                                  ========      ========      ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                 Year Ending (in 000s)
                                                ----------------------
                                                June 25,      June 27,
                                                  2000          1999
                                                --------      --------
    Deferred tax assets:
      Net operating loss carryforwards          $11,641       $    97
      Research tax credits                          785           420
      Compensation                                  268           105
      Inventory                                     202           126
      Bad debt                                       93            65
      Alternative minimum tax                     1,690         1,513
      Foreign tax credit                              0           270
      Other                                         526           527
                                                --------      --------
    Total gross deferred tax assets              15,205         3,123
    Less valuation allowance                         --            --
                                                --------      --------
    Total net deferred tax assets                15,205         3,123

   Deferred tax liabilities:
      Marketable equity securities                  658           658
      Property and equipment depreciation         6,060         3,992
                                                --------      --------
    Gross deferred tax liabilities                6,718         4,650
                                                --------      --------
    Net deferred tax assets (liability)         $ 8,487       $(1,527)
                                                =======       ========

As of June 25, 2000, the Company has net operating loss carryforwards for federal purposes of $25 million and $38 million for state purposes. The net operating losses have been generated from the tax benefits associated with stock options, which have been accounted for as an addition to paid-in capital. The state net economic loss carryforward will expire beginning in 2004 and federal operating loss carryforwards will expire beginning in 2020.

10.  EMPLOYEE STOCK PURCHASE PLAN

The Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") on November 2, 1999. The Purchase Plan provides employees of the Company, and its majority-owned subsidiaries, with an opportunity to purchase common stock through payroll deductions. The purchase price is set at 85% of the lower of the fair market value of common stock at the beginning of the participation period or on a purchase date. Contributions are limited to 15% of an employee's compensation. The participation periods have a 12 month duration, with new participation  periods  beginning  in  November  and  May  of  each  year.  Each participation period has two purchase dates, one in October and the other in April. The first participation period began on November 2, 1999 and the first purchase date was April 30, 2000. The Board of Directors has reserved 300,000 shares of common stock for issuance under the Purchase Plan. As of June 25, 2000, 22,639 shares of common stock had been purchased under the Purchase Plan.

11.  RETIREMENT PLAN

The Company maintains an employee benefit plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code. Under the Plan, there is no fixed dollar amount of retirement benefits, and actual benefits received by employees will depend on the amount of each employee's account balance at the time of retirement. All employees are eligible to participate under the Plan on the first day of a new fiscal quarter after date of hire. The Pension Benefit Guaranty Corporation does not insure the Plan. The Company may, at its discretion, make contributions to the Plan. However, the Company did not make any contributions to the Plan during the years ended June 25, 2000, June 27, 1999, and June 28, 1998.

12.   EARNINGS PER SHARE

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

The following computation reconciles the differences between the basic and diluted presentations:

                                    Year ended (in 000's, except per share data)
                                    --------------------------------------------
                                    June 25,          June 27,          June 28,
                                      2000              1999              1998
                                    --------          --------          --------
Basic:
Net income                          $ 30,520          $ 12,448          $ 6,243
                                    ========          ========          ========
Weighted average common shares        32,965            29,015           27,726
                                    ========          ========          ========
Basic earnings per share               $0.93            $ 0.43           $ 0.23
                                    ========          ========          ========

Diluted:
Net income                          $ 30,520          $ 12,448          $ 6,243
                                    ========          ========          ========
Weighted average common shares
  -basic                              32,965            29,015           27,726
Dilutive effect of stock options
  & warrants                           2,252             1,417            1,261
                                    --------          --------          --------
Weighted average common shares
  -diluted                            35,217            30,432           28,987
                                    ========          ========          ========
Diluted earnings per share             $0.87            $ 0.41           $ 0.22
                                    ========          ========          ========

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with SFAS No. 128, these shares were not included in calculating diluted earnings per share. As of June 25, 2000 and June 27, 1999, there were no potential shares considered to be antidilutive. For the year ended June 28, 1998, there were 225,000 shares that were not included in calculating diluted earnings per share because their effect was antidilutive.

3.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, The Financial Accounting Standards Board issues Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                    PART III

Item 10.   Directors and Executive Officers

Item 11.   Executive Compensation

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Item 13.   Certain Relationships and Related Transactions

The information called for in items 10 through 13 is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2000.

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

(a) (3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

     EXHIBIT NO.    DESCRIPTION
     -----------    -----------
         3.1        Articles of Incorporation, as amended (1)
         3.2        Bylaws, as amended (1)
         4.1        Specimen Common Stock Certificate (1)
        10.1        Equity Compensation Plan, as amended and restated
                    August 24, 1999 (2) *
        10.2        Stock Option Plan for  Non-Employee  Directors (terminated as to future grants pursuant to Board action dated
                    September 1, 1997) (3) *
        10.3        Management Incentive Compensation Program - Fiscal Year
                    2000 Plan (1) *
        10.4        License Agreement between the Company and North Carolina
                    State University dated December 3, 1987 (4)
        10.5        Amendment to License Agreement between the Company and
                    North Carolina State University dated September 11, 1989 (4)
        10.6        Development, License and Supply Agreement between the
                    Company and Siemens A.G. dated October 24, 1995 (5)
        10.7        Purchase Agreement between the Company and Siemens A.G.
                    dated September 6, 1996 (6)
        10.8        First  Amendment to Purchase Agreement between the Company and Siemens A.G. dated April 22, 1997 (7)
        10.9        Second Amendment to Purchase  Agreement between the Company and Siemens A.G. dated December 9, 1997 (8)
       10.10        Third Amendment to Purchase  Agreement between the Company and Siemens A.G.dated September 8, 1998 (9)
       10.11        Fourth  Amendment to Purchase Agreement  between the Company and Siemens A.G. dated December 16, 1998 (10)
       10.12        Transformation  Agreement  with Siemens  A.G. and OSRAM Opto
                    Semiconductors GmbH & Co. OHG effective January 1, 1999 (11)
       10.13        Purchase Agreement between the Company and Osram Opto  Semi-
                    conductors GmbH & Co. dated August 30, 1999 (2)
       10.14        Merger  Agreement dated as of April 10, 2000 among Cree,
                    Inc., Crystal Acquisition, Inc., Nitres, Inc. and share-holders of Nitres, Inc. listed on signature pages thereto
        11.1        Computation of Per Share Earnings
        21.1        Subsidiaries of Registrant
        23.1        Consent of Independent Auditors
        23.2        Consent of Independent Accountants
        27.1        Financial Data Schedule (for SEC use only)
        99.1        Report of Independent Auditors

(1) Incorporated by reference herein. Filed as an exhibit to the Company's Registration Statement filed on Form S-3, Registration No. 333-94013, and declared effective by the Securities and Exchange Commission on January 13, 2000.

(2) Incorporated by reference herein. Filed as an exhibit to the Company's Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on November 4, 1999.

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

(6) Incorporated by reference herein. Filed as an exhibit to the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission on September 30, 1996. Confidential treatment of portions of this exhibit was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 by order dated November 21, 1996.

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

(9) Incorporated by reference herein. Filed as an exhibit to the Company's Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on October 30, 1998. Confidential treatment of portions of this exhibit was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 by order dated November 23, 1998.

(10) Incorporated by reference herein. Filed as an exhibit to the Company's Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on January 28, 1999. Confidential treatment of portions of this exhibit was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 by order dated February 24, 1999.

(11) Incorporated by reference herein. Filed as an exhibit to the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission on August 12, 1999.

*  Compensatory Plan

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the three months ended June 25, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CREE, INC.
Date:  August 10, 2000
                                            By: /s/ F. Neal Hunter
                                                --------------------------------
                                                F. Neal Hunter
                                                Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                           Title                       Date
      ---------                           -----                       ----

  /s/ F. Neal Hunter             Chairman of the Board and       August 10, 2000
----------------------------     Chief Executive Officer
F. Neal Hunter


   /s/ Cynthia B. Merrell        Chief Financial Officer         August 10, 2000
----------------------------
Cynthia B. Merrell


   /s/ Calvin H. Carter, Jr.     Director                        August 10, 2000
----------------------------
Calvin H. Carter, Jr., Ph.D.


   /s/ James E. Dykes            Director                        August 10, 2000
----------------------------
James E. Dykes


   /s/ Michael W. Haley          Director                        August 10, 2000
----------------------------
Michael W. Haley


   /s/ John W. Palmour           Director                        August 10, 2000
----------------------------
John W. Palmour, Ph.D


   /s/ Walter L. Robb            Director                        August 10, 2000
----------------------------
Walter L. Robb, Ph.D.

                                 Director                        August 10, 2000
----------------------------
Dolph W. von Arx