Form 10-Q
period 2000-09-24
CREE INC
filed 2000-11-03
CIK 895419

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 24, 2000

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

The number of shares outstanding of the registrant's Common Stock, $0.0025 par value per share, as of October 17, 2000 was 35,708,296.

                                   CREE, INC.
                                   FORM 10-Q

                    For the Quarter Ended September 24, 2000


                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 24, 2000
         (unaudited) and June 25, 2000                                      3

         Consolidated Statements of Income for the three months ended
         September 24, 2000 and September 26, 1999 (unaudited)              4

         Consolidated Statements of Cash Flows for the three months
         ended September 24, 2000 and September 26, 1999 (unaudited)        5

         Notes to Consolidated Financial Statements (unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         12

Item 3.  Quantitative and Qualitative Disclosures of Market Risk           16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 17

Item 2.  Changes in Securities                                             17

Item 6.  Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                 18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   CREE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                September 24,          June 25,
                                                    2000                 2000
                                                -------------         ----------
                                                             (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                  $  34,123           $ 103,843
       Short-term investments held to maturity      206,094             142,461
       Marketable securities                         16,215              15,842
       Accounts receivable, net                      19,992              12,406
       Interest receivable                            5,826               3,893
       Inventories                                   10,564               9,320
       Deferred income taxes                            139                  --
       Prepaid expenses and other current assets      3,741               1,254
                                                 -----------          ----------
              Total current assets                  296,694             289,019

       Property and equipment, net                  157,615             137,118
       Long-term investments held to maturity         9,936              41,965
       Deferred income taxes                         10,624              10,624
       Patent and license rights, net                 2,373               2,324
       Other assets                                  25,721               5,152
                                                 -----------          ----------
              Total assets                        $ 502,963           $ 486,202
                                                 ===========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable, trade                    $  11,705           $  14,204
       Accrued salaries and wages                     4,429               3,133
       Other accrued expenses                        10,142               5,725
                                                 -----------          ----------
              Total current liabilities              26,276              23,062
Long term liabilities:
       Long term liability                              400                  --
                                                 -----------          ----------
              Total long term liabilities               400                  --

Shareholders' equity:
       Preferred stock, par value $0.01;                 --                  --
         3,000 shares authorized at September 24,
         2000 and June 25, 2000; none issued
         and outstanding
       Common stock, par value $0.0025;                  88                  88
         60,000 shares authorized at September 24,
         2000 and June 25, 2000; shares issued and
         outstanding 35,517 and 35,348 at September
         24, 2000 and June 25, 2000, respectively
       Additional paid-in-capital                   417,357             415,716
       Deferred compensation expense                 (1,604)             (1,755)
       Retained earnings                             60,811              48,156
       Accumulated other comprehensive                (365)                 935
         income (loss), net of tax
                                                 -----------          ----------
         Total shareholders' equity                 476,287             463,140
                                                 -----------          ----------
         Total liabilities and                    $ 502,963           $ 486,202
            shareholders' equity                 ===========          ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   CREE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    Three Months Ended
                                           -------------------------------------
                                            September 24,         September 26,
                                                2000                   1999
                                           ---------------       ---------------
Revenue:
    Product revenue, net                       $ 34,311              $ 18,248
    Contract revenue, net                         3,331                 2,613
                                           ---------------       ---------------
      Total revenue                              37,642                20,861

Cost of revenue:
    Product revenue, net                         14,489                 9,496
    Contract revenue, net                         2,587                 1,888
                                           ---------------       ---------------
      Total cost of revenue                      17,076                11,384

Gross profit                                     20,566                 9,477

Operating expenses:
    Research and development                      2,101                   931
    Sales, general and administrative             3,957                 2,056
    Other expense                                    --                   101
                                           ---------------       ---------------

      Income from operations                     14,508                 6,389

Other non-operating expense                          88                    --
Interest income, net                              4,783                   553
                                           ---------------       ---------------

      Income before income taxes                 19,203                 6,942

Income tax expense                                6,548                 2,388
                                           ---------------       ---------------
      Net income                                 12,655                 4,554
                                           ===============       ===============

Earnings per share:
      Basic                                      $ 0.36                $ 0.15
                                           ===============       ===============
      Diluted                                    $ 0.34                $ 0.14
                                           ===============       ===============

Shares used in per share calculation:
      Basic                                      35,406                31,185
                                           ===============       ===============
      Diluted                                    37,630                33,163
                                           ===============       ===============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   CREE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                --------------------------------
                                                  September 24,   September 26,
                                                      2000              1999
                                                 --------------- ---------------
Operating activities:
    Net income                                      $  12,655        $  4,554
    Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation and amortization                       4,128           2,076
    Loss on disposal of property and equipment             --              43
    Amortization of patent rights                          15              32
    Purchase of marketable trading securities          (5,028)             --
    Proceeds from sale of marketable securities         5,837              --
    Gain on marketable trading securities              (1,182)             --
    Deferred income taxes                               1,479            (118)
    Tax benefits associated with stock options          4,500           2,520
    Amortization of deferred compensation                 151              68
    Changes in operating assets and liabilities:
      Accounts and interest receivable                 (9,519)         (1,083)
      Inventories                                      (1,244)            (74)
      Prepaid expenses and other assets                (2,626)            (11)
      Accounts payable, trade                          (2,499)         (1,484)
      Accrued expenses                                 (1,166)          1,593
                                                 --------------- ---------------
Net cash provided by operating activities               5,501           8,116
                                                 --------------- ---------------

Investing activities:
    Purchase of property and equipment                (24,626)         (9,773)
    Purchase of securities held to maturity           (50,613)             --
    Proceeds from securities held to maturity          19,010              --
    Purchase of patent rights                             (64)            (98)
    Increase in other long-term assets                (20,569)           (171)
                                                 --------------- ---------------
      Net cash used in investing activities           (76,862)        (10,042)
                                                 --------------- ---------------

Financing activities:
    Net repayments of long term debt                       --             (48)
    Net proceeds from issuance of common stock          1,641           1,072
                                                 --------------- ---------------
      Net cash provided by financing activities          1,641           1,024
                                                 --------------- ---------------

Net decrease in cash and cash equivalents           $ (69,720)       $   (902)
Cash and cash equivalents:
    Beginning of period                             $ 103,843        $ 42,545
                                                 --------------- ---------------
    End of period                                   $  34,123        $ 41,643
                                                 =============== ===============
Supplemental disclosure of cash flow information:
    Cash paid for income taxes                             --       $     63

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   CREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

The balance sheet as of September 24, 2000, the statements of operations for the three month periods ended September 24, 2000 and September 26, 1999, and the statements of cash flows for the three months ended September 24, 2000 and September 26, 1999 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 24, 2000, and all periods presented, have been made. The balance sheet at June 25, 2000 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 2000 Form 10-K. The results of operations for the period ended September 24, 2000 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc., and its wholly-owned subsidiaries, Cree Lighting Company ("Cree Lighting"), Cree Research FSC, Inc., Cree Funding LLC, Cree Employee Services Corporation and

Cree Technologies, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain 2000 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

Fiscal Year

The Company's fiscal year is a 52 or 53 week period ending on the last Sunday in the month of June. Accordingly, all quarterly reporting reflects a 13 week period in fiscal 2001 and fiscal 2000. The Company's current fiscal year extends from June 26, 2000 through June 24, 2001.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts and highly liquid investments with an original maturity of three months or less when purchased.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term and long-term investments, available for sale securities, accounts and interest receivable, accounts payable, debt, and other liabilities approximate fair value at September 24, 2000 and June 25, 2000.

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

As of September 24, 2000, the Company's short-term investments held to maturity included $206.1 million consisting of $156.5 million in high-grade corporate bonds, $20.0 million in government securities, and $29.6 million in a closed end mutual fund investing in high grade corporate securities that mature within one year. The Company purchased the investments with a portion of the proceeds from its public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to-maturity" under SFAS 115. The securities are reported on the balance sheet at amortized cost, as a short-term investment with unpaid interest included in interest receivable.

As of September 24, 2000, the Company's long-term investments held to maturity consisted of $9.9 million in high-grade corporate bond holdings that mature after September 24, 2001. The Company purchased the corporate bonds with a portion of the proceeds from the public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to-maturity" under SFAS
115. The securities are reported on the balance sheet at amortized cost, as a long-term held to maturity investment with unpaid interest included in interest receivable if interest is due in less than 12 months, and as a long-term other asset if interest is due in more than 12 months.

At September 24, 2000, and September 26, 1999, the Company held a short-term equity investment in common stock of Microvision, Inc. ("MVIS"). The Company purchased 268,600 common shares in a private equity transaction in May 1999 at a price of $16.75 per share, or $4.5 million. Pursuant to an agreement signed March 17, 2000, the Company committed to increase its equity position in MVIS by investing an additional $12.5 million in MVIS common stock. This additional investment was completed on April 13, 2000, when the Company purchased 250,000 shares at a price of $50.00 per share. In June 2000, 162,600 MVIS shares were sold for $6.3 million, with a gain on sale recognized for $3.6 million. The Company has also purchased other securities for investment purposes. Management views these transactions as investments, and the shares are accounted for as "available for sale" securities under SFAS 115. Therefore unrealized gains or losses are excluded from earnings and are recorded in other comprehensive income, net of tax.

During the first quarter of fiscal 2001, the Company purchased and sold marketable trading securities that resulted in the Company recording a realized gain on the sale of stock of $1.2 million.

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

                                              September 24,           June 25,
                                                  2000                  2000
                                             ---------------        ------------
                                                         (in thousands)
        Raw materials                          $  2,339               $ 2,415
        Work-in-process                           3,396                 3,094
        Finished goods                            4,829                 3,811
                                             ---------------        ------------
        Total Inventories                      $ 10,564               $ 9,320
                                             ===============        ============

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

                                                      Three months ended
                                              ----------------------------------

                                               September 24,      September 26,
                                                   2000                1999
                                              ---------------     --------------
                                                         (in thousands)
Net research and development costs                $ 136               $  40
Government funding                                  347                  67
                                              ---------------     --------------
Total direct costs incurred                       $ 483               $ 107
                                              ===============     ==============

Significant Sales Contract

In July 2000, the Company entered into a new Purchase Agreement with Osram Opto Semiconductors GmbH & Co. ("Osram"), pursuant to which Osram agreed to purchase and the Company is obligated to ship certain quantities of both the standard brightness and the high brightness LED chips and silicon carbide wafers through September 2001.

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

The contract also gives Osram limited rights to defer shipments. For products to be shipped in more than 24 weeks after initial notice, Osram can defer 30% and 25% of standard brightness and high brightness LEDs, respectively. For products to be shipped in more than 12 weeks, but less than 24 weeks, Osram may defer 10% of scheduled quantities for both standard brightness and high brightness LEDs. In each case, Osram is required to accept all products within 90 days of the original shipment date. In all other cases, Osram may reschedule shipments only with the Company's mutual written agreement.

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

The following computation reconciles the differences between the basic and diluted presentations:

                                                      Three months ended
                                              ----------------------------------
                                               September 24,      September 26,
                                                   2000                1999
                                              ---------------     --------------
                                                         (in thousands,
                                                     except per share data)
  Basic:
  Net income                                      $ 12,655            $ 4,554
                                              ===============     ==============
  Weighted average common shares                    35,406             31,185
                                              ===============     ==============
  Basic income per common share                     $ 0.36             $ 0.15
                                              ===============     ==============

  Diluted:
  Net income                                      $ 12,655            $ 4,554
                                              ===============     ==============
  Weighted average common shares-basic              35,406             31,185
  Dilutive effect of stock options
    and warrants                                     2,224              1,978
                                              ---------------     --------------
  Weighted average common shares-diluted            37,630             33,163
                                              ===============     ==============
  Diluted income per common share                   $ 0.34             $ 0.14
                                              ===============     ==============


Potential common shares that would have the effect of increasing diluted income per share are considered to be antidilutive. In accordance with SFAS No. 128, these shares were not included in calculating diluted income per share. Accordingly, 765,000 and 476,000 shares for the three months ended September 24, 2000 and September 26, 1999, respectively, were not included in calculating diluted income per share for the periods presented.

New Accounting Pronouncements

In June 1998, The Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In the first quarter of fiscal 2001, the Company adopted SFAS 133. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "anticipate," "believe," "plan," "estimate," "expect," and "intend" or the negative thereof or other variations thereof or comparable terminology. The Company cautions that any such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results, production yields in our manufacturing processes, whether we can produce greater quantities of high brightness blue and green LEDs, our dependence on a few customers, whether new customers will emerge, whether we can develop, introduce and create market demand for new products, whether we can ramp up manufacturing production of new products to meet demand, whether we can manage our growth effectively, assertion of intellectual property rights by others, adverse economic conditions, and insufficient capital resources. See Exhibit 99.1 for additional factors that could cause the Company's actual results to differ.


Overview

Cree, Inc. is the world leader in developing and manufacturing semiconductor materials and electronic devices made from silicon carbide ("SiC"). We recognize product revenue at the time of shipment or in accordance with the terms of the relevant contract. We derive the largest portion of our revenue from the sale of blue and green light emitting diode ("LED") products. The Company offers LEDs at two brightness levels -- high brightness blue and green products and standard blue products. Our LED devices are utilized by end users for automotive dashboard lighting, liquid crystal display ("LCD") backlighting, including wireless handsets and other consumer products, indicator lamps, miniature white lights, indoor signs and arena displays, outdoor full color displays, traffic signals and other lighting applications.

The demand for high brightness products continued to be strong through the first quarter. During the first quarter of fiscal 2001, revenues derived from high brightness LED sales were greater than 80% of the total LED sales mix. The increase in demand for high brightness products was due to strong demand from customers. Unit shipments of the small-sized high brightness chips, designed for handset applications, more than doubled during the first quarter and represented more than 15% of total LED volume in the first quarter of fiscal 2001.

We have continued to make improvements to output and yield. During the first quarter of fiscal 2001, margins for high brightness LED products were strong due to improvements in yield. During the remainder of fiscal 2001, we plan to focus on reducing costs through higher production yields and from significantly higher volumes as fixed costs are spread over a greater number of units.

We derive additional revenue from the sale of advanced materials made from SiC that are used primarily for research and development for new semiconductor applications. We also sell SiC crystals to Charles & Colvard ("C&C"), for use in gemstone applications. The balance of our revenue is derived from government and customer research contract funding. Under various programs, U.S. Government entities further the development of our technology by funding our research and development efforts.

Results of Operations

Three Months Ended September 24, 2000 and September 26, 1999

Revenue. For the quarter ended September 24, 2000, the Company reported revenue of $37.6 million reflecting an 80% increase in sales over the first quarter of fiscal 2000. First quarter product revenue of $34.3 million, which includes sales of light emitting diodes ("LEDs") and materials, increased 88% over the first quarter of fiscal 2000. Higher product revenue was primarily the result of LED revenue growth of 146% in the first quarter of fiscal 2001 as compared to the same period in the prior year. Much of this growth was attributed to a 120% increase in LED volumes over the comparable period with a substantially higher mix of high brightness blue and green LED products. The increase in high brightness unit volume was due to strong demand from customers and the availability of additional capacity from our factory as a result of our facility and equipment expansion and yield improvements. Average LED sales prices paid by customers increased 12% in the first quarter of fiscal 2001 compared to the same quarter in the prior year due to the shift in sales mix to the higher priced high brightness LED products. During the first quarter of fiscal 2001, more than 80% of LED sales were attributed to the high brightness product. During the comparable period in fiscal 2000, less than 34% of LED sales were from the high brightness devices. The average sales price for the high brightness product declined 5% and 2% in the first quarter of fiscal 2001 and 2000, respectively, over the prior sequential quarter.

We expect that in order to increase market demand for all of our LED products, we must continue to lower average sales prices, which is common to our industry. However, we are targeting strong growth for our LED revenue in fiscal 2001 to more than offset these lower prices with significantly higher volume, stemming from strong customer demand and our continued capacity expansion and yield improvements. We also plan to introduce a new ultra bright LED product targeted for the second half of fiscal 2001 that is expected to offer two times the brightness of our high brightness devices. We believe this new product will drive a portion of the demand, however; if we are unable to meet the manufacturing ramp up of this product in the appropriate timeframe, revenue may be lower than anticipated.

Wafer sales grew 53% in the first quarter of fiscal 2001 over the prior year. Much of this growth was attributed to a 121% increase in wafer volume over the comparable period due to strong demand for silicon carbide materials by the corporate and research communities. Overall, silicon carbide based material sales declined by 2% in the first quarter of fiscal 2001 compared to the same period of fiscal 2000. The decrease in revenue was attributable to lower gemstone sales. During fiscal 2000, C&C announced lower sales and higher inventory levels than anticipated. The Company agreed to allow C&C to reduce its purchase commitments for calendar 2000. While C&C remains optimistic about future business, we are targeting no revenue from gemstone materials in the second half of fiscal 2001. We believe that strong demand from our LED business will more than offset the reduction in gemstone sales. Contract revenue received from U.S. Government agencies increased 27% during the first quarter of fiscal 2001 as compared to the same quarter in the prior year. The additional revenue was anticipated as additional contract awards were received in late fiscal 2000 and in the first quarter of fiscal 2001.

Gross Profit. Gross profit increased 117% to $20.6 million in the first quarter of fiscal 2001. Compared to the prior year, gross margins increased to 55% from 45% of revenue due to the successful execution of cost reduction programs combined with rising average sales prices for LEDs due to the shift in mix toward higher priced high brightness products during this timeframe. Lower product costs stem from higher throughput and manufacturing yield on LED and materials products, thereby lowering the cost per unit. In recent quarters, we have continued to be successful in reducing LED costs at a faster rate than average sales prices. For the remainder of fiscal 2001, we plan to continue the strategy of reducing costs through higher production yields and from significantly greater volumes as fixed costs are spread over a greater number of units.

Research and Development. Research and development expenses for the three months ending September 24, 2000, increased 126% to $2.1 million from $0.9 million in the comparable prior year period. This was due to increases in internal research and development efforts for RF and microwave and optoelectronics programs. We believe that research and development expenses will continue to grow during the remainder of fiscal 2001 due to increased funding necessary to release future products; however, as a percentage of revenue, these expenses are targeted to remain relatively even.

Sales, General and Administrative. Sales, general and administrative expenses for the three month period ended September 24, 2000 increased by 92% to $4.0 from $2.1 million in the same period in the prior year due primarily to the general growth in our business and additional legal expenses. For the remainder of fiscal 2001, we believe that total sales, general and administrative costs will continue to increase in connection with the growth of our business; however, we believe that as a percentage of revenue they will remain constant or possibly decline.

Other Expense. Other expense declined 100% to $0 in the first quarter from $101,000 in the same period of the prior year as the Company took asset write-offs during the first quarter of fiscal 2000.

Other Non-Operating Expense. Other non-operating expenses for the three-month period ended September 24, 2000 was $88,000 compared to $0 in the prior year period, due to additional costs associated with the acquisition of Nitres, Inc.

Interest Income, Net. Net interest income increased $4.2 million to $4.8 million in the first quarter of fiscal 2001 compared to $0.6 million in the prior year period. This was due to higher average cash balances being available in the first quarter of fiscal 2001 as a result of the public stock offering completed in January 2000. Higher interest rates in the first quarter of fiscal 2001 also increased interest income.

Income Tax Expense. Income tax expense for the first quarter of fiscal 2001 was $6.5 million compared to $2.4 million in the first quarter of fiscal 2000. This increase resulted from increased profitability during the first quarter of fiscal 2001 over the same period of fiscal 2000. Our tax provision rate was 34% for both periods.

Liquidity and Capital Resources

We have funded our operations to date through sales of equity, bank borrowings and revenue from product and contract sales. As of September 24, 2000, we had working capital of $270.4 million, including cash, cash equivalents and short-term investments of $240.2 million. Net cash provided by operations was $5.5 million for the three months ended September 24, 2000 compared to $8.1 million that was generated during the comparative period in fiscal 2000. The decrease was primarily attributable to the timing of payments made and received. Accounts and interest receivable and other prepaid expenses increased $12.1 million due to increased product shipments combined with higher interest receivable related to higher yielding securities balances and other timing in the collection of invoices. Additional timing differences led to decreases of $3.7 million in accounts payable and accrued expense balances.

Most of the $76.9 million used in investing activities in the first quarter of fiscal 2001 was related to the purchase of held to maturity investments. We also invested $24.6 million in capital expenditures during the first quarter compared to $9.8 million during the same period of the prior fiscal year. The majority of spending for capital expenditures was due to new equipment additions in our epitaxy, crystal growth, clean room, and package and test areas. The Company also continues construction on the 125,000 square foot facility expansion at the existing site that is scheduled to be completed by December 2000 and equipped during the next few quarters. The investment in long-term assets of $20.6 million represents the investments in Xemod, Inc. and other companies. Cash provided by financing activities during fiscal 2001 related to the receipt of $1.6 million in proceeds from the exercise of stock options from the Company's employee stock option plan and the exercise of outstanding stock warrants.

We may also issue additional shares of common stock for the acquisition of complementary businesses or other significant assets. From time to time we evaluate potential acquisitions of and investments in complementary businesses and anticipate continuing to make such evaluations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosures

As of September 24, 2000, the Company maintains investments in equity securities that are treated for accounting purposes under SFAS 115 as "available for sale" securities. These investments are carried at fair market value based on quoted market prices of the investments as of September 24, 2000, with net unrealized gains or losses excluded from earnings and reported as a separate component of stockholder's equity. These investments are subject to market risk of equity price changes. Management views these stock holdings as investments; therefore, the shares are accounted for as "available for sale" securities under SFAS 115. The fair market value of these investments as of September 24, 2000, using the closing sale price as of September 22, 2000 was $16.2 million.

During the first quarter of fiscal 2001, the Company invested some of the proceeds from its January 2000 public offering into other investments at fixed interest rates that vary by security. No other material changes in market risk were identified during the most recent quarter.

Qualitative Disclosures

Investments in the common stock of other public companies are subject to the market risk of equity price changes. While the Company can not predict or manage the future market price for such stock, management continues to evaluate its investment position on an ongoing basis.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On September 22, 2000 the Company filed a patent infringement lawsuit against Nichia Corporation and Nichia America Corporation in the United States District Court for the Eastern District of North Carolina. The lawsuit seeks enforcement of a patent relating to gallium nitride-based semiconductor devices manufactured using lateral epitaxial overgrowth (LEO) technology, which permits the growth of high quality gallium nitride-based materials useful in manufacturing certain laser diodes and other devices. The patent was issued to North Carolina State University in April 2000 and is licensed to Cree under a June 1999 agreement pursuant to which Cree obtained rights to a number of LEO and related techniques. In its complaint, Cree alleges that Nichia is infringing the patent by, among other things, importing, selling and offering for sale in the United States certain gallium nitride-based laser diodes covered by one or more claims of the patent. The lawsuit seeks damages and an injunction against infringement. North Carolina State University is a co-plaintiff in the action.

Item 2. Changes in Securities

During the three months ended September 24, 2000, the Company issued 54,696 shares of its common stock to the holders of outstanding warrants upon the exercise of such warrants in reliance on the exemption provided by section 4(2) of the Securities Act of 1933 as a private placement. The exercise price for 47,000 warrants was $13.62. The exercise price for 7,696 warrants was $2.55; however, these warrants were exercised on a net basis, and the Company received no cash upon the issuance of the shares.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             10.1 Purchase Agreement between the Company and Osram Opto Semi-conductors Gmbh & Co. dated July 27, 2000. (1)

             27.1    Financial Data Schedule

             27.2    Restated Financial Data Schedule

             99.1    Certain Business Risks and Uncertainties

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed by the Company during the quarter ended September 24, 2000.

        ---------------------
         (1) Confidential treatment of portions of this document has been requested pursuant to Rule 24b-2 of the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 1, 2000
                                       CREE, INC.


                                       /s/ Cynthia B. Merrell
                                       ----------------------------------------
                                       Cynthia B. Merrell,
                                       Chief Financial Officer and Treasurer
                                       (Authorized Officer and Chief Financial
                                       and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.

10.1 Purchase Agreement between the Company and Osram Opto Semi-conductors Gmbh & Co. dated July 27, 2000. (1)

27.1    Financial Data Schedule

27.2    Restated Financial Data Schedule

99.1    Risk Factors

        ---------------------
         (1) Confidential treatment of portions of this document has been requested pursuant to Rule 24b-2 of the Securities and Exchange Commission.