Form 10-Q
period 2000-12-24
CREE INC
filed 2001-02-02
CIK 895419

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 24, 2000


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the registrant's common stock, par value $0.00125 per share, as of January 23, 2001 was 74,253,849.

                                   CREE, INC.
                                    FORM 10-Q

                     For the Quarter Ended December 24, 2000


                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at December 24, 2000
           (unaudited) and June 25, 2000                                       3

           Consolidated Statements of Income for the three and
           six months ended December 24, 2000 and December 26,
           1999 (unaudited)                                                    4

           Consolidated Statements of Cash Flow for the six
           months ended December 24, 2000 and December 26, 1999
           (unaudited)                                                         5

           Notes to Consolidated Financial Statements
           (unaudited)                                                         6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         19


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                  19

Item 4.    Submission of Matters to a Vote of Security Holders                20

Item 6.    Exhibits and Reports on Form 8-K                                   21

SIGNATURES                                                                    22

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   CREE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                     December 24,          June 25,
                                                                                         2000                2000
                                                                                   -----------------    ---------------
ASSETS                                                                               (Unaudited)
Current assets:
       Cash and cash equivalents                                                      $ 59,496              $103,843
       Short-term investments held to maturity                                         190,392               142,461
       Marketable securities                                                             7,832                15,842
       Accounts receivable, net                                                         22,708                12,406
       Interest receivable                                                               4,393                 3,893
       Inventories                                                                      13,335                 9,320
       Deferred income tax                                                                 139                   --
       Prepaid expenses and other current assets                                         1,541                 1,254
                                                                                   -----------------    ---------------
              Total current assets                                                     299,836               289,019

       Property and equipment, net                                                     185,393               137,118
       Long-term investments held to maturity                                              --                 41,965
       Deferred income taxes                                                            10,624                10,624
       Patent and license rights, net                                                    2,618                 2,324
       Other assets                                                                     26,821                 5,152
                                                                                   -----------------    ---------------
              Total assets                                                            $525,292              $486,202
                                                                                   =================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable, trade                                                        $ 18,119              $ 14,204
       Accrued salaries and wages                                                        1,775                 3,133
       Deferred income tax                                                              10,174                   455
       Other accrued expenses                                                            5,950                 5,270
                                                                                   -----------------    ---------------
              Total current liabilities                                                 36,018                23,062
Long term liabilities:
       Long term liability                                                                 437                   --
                                                                                   -----------------    ---------------
              Total long term liabilities                                                  437                   --

Shareholders' equity:
       Preferred stock, par value $0.01; 3,000 shares authorized at December               --                    --
         24, 2000 and June 25, 2000; none issued and outstanding
       Common stock, par value $0.00125; 200,000 and 120,000 shares authorized              89                    88
         at December 24, 2000 and June 25, 2000, respectively; shares issued and outstanding 71,577 and 70,696 at December 24, 2000 and June 25, 2000,
         respectively
       Additional paid-in-capital                                                      421,568               415,716
       Deferred compensation expense                                                    (1,476)               (1,755)
       Retained earnings                                                                74,671                48,156
       Accumulated other comprehensive income (loss), net of tax                        (6,015)                  935
                                                                                   -----------------    ---------------
              Total shareholders' equity                                               488,837               463,140
                                                                                   -----------------    ---------------
              Total liabilities and shareholders' equity                              $525,292              $486,202
                                                                                   =================    ===============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                   CREE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended                          Six Months Ended
                                              ---------------------------------------    ----------------------------------------
                                                December 24,         December 26,          December 24,          December 26,
                                                    2000                 1999                  2000                  1999
                                              -----------------    ------------------    ------------------    ------------------
Revenue:
    Product revenue, net                          $37,587               $22,137               $71,898               $40,385
    Contract revenue, net                           3,907                 2,677                 7,238                 5,290
                                              -----------------    ------------------    ------------------    ------------------
      Total revenue                                41,494                24,814                79,136                45,675

Cost of revenue:
    Product revenue                                16,163                10,075                30,652                19,571
    Contract revenue                                3,257                 2,012                 5,844                 3,900
                                              -----------------    ------------------    ------------------    ------------------
      Total cost of revenue                        19,420                12,087                36,496                23,471
                                              -----------------    ------------------    ------------------    ------------------

Gross profit                                       22,074                12,727                42,640                22,204

Operating expenses:
    Research and development                        2,295                 1,911                 4,396                 2,842
    Sales, general and administrative               3,010                 2,767                 6,967                 4,823
    Other (income) expense                             62                    (8)                   62                    93
                                              -----------------    ------------------    ------------------    ------------------

      Income from operations                       16,707                 8,057                31,215                14,446

Other non operating income (loss)                     (11)                  --                    (99)                  --
Interest income, net                                4,322                   573                 9,105                 1,126
                                              -----------------    ------------------    ------------------    ------------------

      Income before income taxes                   21,018                 8,630                40,221                15,572

Income tax expense                                  7,157                 2,983                13,706                 5,371
                                              -----------------    ------------------    ------------------    ------------------
      Net income                                  $13,861               $ 5,647               $26,515               $10,201
                                              =================    ==================    ==================    ==================

Other comprehensive income, net of tax:
      Unrealized holding gain (loss)               (5,532)                1,981                (6,950)                (437)
                                              -----------------    ------------------    ------------------    ------------------
Comprehensive income                              $ 8,329               $ 7,628               $19,565               $ 9,764
                                              =================    ==================    ==================    ==================
Earnings per share:
      Basic                                         $0.19                 $0.09                 $0.37                 $0.16
                                              =================    ==================    ==================    ==================
      Diluted                                       $0.18                 $0.08                 $0.35                 $0.15
                                              =================    ==================    ==================    ==================

Shares used in per share calculation:
      Basic                                        71,495                62,870                71,154                62,620
                                              =================    ==================    ==================    ==================
      Diluted                                      75,200                67,084                75,230                66,705
                                              =================    ==================    ==================    ==================

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                   CREE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                                       Six Months Ended
                                                                          -------------------------------------------
                                                                              December 24,            December 26,
                                                                                  2000                    1999
                                                                          ---------------------     -----------------
Operating activities:                                                                    (Unaudited)
       Net income                                                                $ 26,515              $ 10,201
       Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                                9,050                 4,588
       Loss on disposal of property, equipment and patents                             62                    44
       Amortization of patent rights                                                   87                    70
       Issuance and amortization of deferred compensation                             279                  (101)
       Deferred income taxes                                                       13,161                   --
       Loss (gain) on available for sale securities                                (1,182)                  --
       Changes in operating assets and liabilities:
           Accounts receivable                                                    (10,802)               (2,152)
           Inventories                                                             (4,015)                 (632)
           Prepaid expenses and other assets                                         (287)                  (35)
           Accounts payable , trade                                                 3,915                (1,354)
           Accrued expenses and long-term liability                                  (243)                5,847
                                                                          ---------------------     -----------------
           Net cash provided by operating activities                               36,540                16,476
                                                                          ---------------------     -----------------

Investing activities:
       Purchase of available for sale securities                                   (7,176)                  --
       Proceeds from sale of available for sale securities                          5,837                   --
       Purchase of property and equipment                                         (57,388)              (23,042)
       Purchase of securities held to maturity                                    (56,606)                  --
       Proceeds from securities held to maturity                                   50,640                   --
       Increase in other long-term assets                                         (21,670)                  --
       Purchase of patent rights                                                     (381)                 (304)
                                                                          ---------------------     -----------------
           Net cash used in investing activities                                  (86,744)              (23,346)
                                                                          ---------------------     -----------------

Financing activities:
       Acquisition fees for purchase accounting transaction                          (674)                  --
       Net proceeds from the issuance of short-term debt                              --                    200
       Net proceeds from issuance of common stock                                   6,531                 2,459
                                                                          ---------------------     -----------------
           Net cash provided by financing activities                                5,857                 2,659
                                                                          ---------------------     -----------------

Net decrease in cash and cash equivalents                                         (44,347)               (4,211)

Cash and cash equivalents:
       Beginning of period                                                        103,843                42,545
                                                                          =====================     =================
       End of period                                                             $ 59,496              $ 38,334
                                                                          =====================     =================

Supplemental disclosure of cash flow information:
       Cash paid for interest, net amounts capitalized                           $      0              $      0
                                                                          =====================     =================
       Cash paid for income taxes                                                $    414              $    268
                                                                          =====================     =================

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                   CREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

The consolidated balance sheet as of December 24, 2000, the consolidated statements of income for the three and six months ended December 24, 2000 and December 26, 1999, and the consolidated statements of cash flow for the six months ended December 24, 2000 and December 26, 1999 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flow at December 24, 2000, and all for periods presented have been made. The balance sheet at June 25, 2000 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 2000 Form 10-K. The results of operations for the period ended December 24, 2000 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

ACCOUNTING POLICIES

Business Combination

On May 1, 2000 the Company acquired Nitres, Inc. in a business combination accounted for as a pooling of interests. Nitres, Inc., became a wholly owned subsidiary (Cree Lighting Company) of the Company through the exchange of 3,695,492 shares of the Company's common stock for all of the outstanding stock of Nitres, Inc. In addition, the Company assumed outstanding stock options and warrants, which after adjustment for the exchange represented a total of 304,446 options and warrants to purchase shares of Cree's common stock. All prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Nitres, Inc., as though Nitres, Inc. had been a part of the Company for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc., and its wholly-owned subsidiaries, Cree Lighting Company ("Cree Lighting"), Cree Research FSC, Inc., Cree Funding LLC, Cree Employee Services Corporation and Cree Technologies, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain 2000 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on previously reported net income or shareholder's equity.

Fiscal Year

The Company's fiscal year is a 52 or 53 week period ending on the last Sunday in the month of June. Accordingly, all quarterly reporting reflects a 13-week period in fiscal 2001 and fiscal 2000. The Company's current fiscal year extends from June 26, 2000 through June 24, 2001.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts and highly liquid investments with an original maturity of three months or less when purchased.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term and long-term investments, available for sale securities, accounts and interest receivable, accounts payable, debt and other liabilities approximate fair value at December 24, 2000 and June 25, 2000.

Investments

Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities". This statement requires certain securities to be classified into three categories:

         (a) Securities Held-to-Maturity -- Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

         (b) Trading Securities -- Debt and equity securities that are bought and held principally for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

         (c) Securities Available-for-Sale -- Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

As of December 24, 2000, the Company's short-term investments held to maturity included $190.4 million consisting of $134.2 million in high-grade corporate bonds, $26.6 million in government securities, and $29.6 million in a closed end mutual fund investing in high grade corporate securities. The company purchased the investments with a portion of the proceeds from its public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to maturity" under SFAS 115. The securities are reported on the balance sheet at amortized cost, as a short-term investment with unpaid interest included in interest receivable.

At December 24, 2000 and December 26, 1999, the Company held a short-term equity investment in common stock of Microvision, Inc. ("MVIS"). The Company purchased 268,600 common shares in a private equity transaction in May 1999 at a price of $16.75 per share, or $4.5 million. Pursuant to an agreement signed March 17, 2000, the Company committed to increase its equity position in MVIS by investing an additional $12.5 million in MVIS common stock. This additional investment was completed on April 13, 2000, when the Company purchased 250,000 shares at a price of $50.00 per share. In June 2000, 162,500 MVIS shares were sold for $6.3 million, with a gain for $3.6 million realized from the sale. The Company has also purchased other securities for investment purposes. Management views these transactions as investments, and the shares are accounted for as "available for sale" securities under SFAS 115. Therefore unrealized gains or losses are excluded from earnings and are recorded in other comprehensive income or loss, net of tax.

During the first six months of fiscal 2001, the Company realized a gain of $1.2 million from the sale of available-for-sale securities.

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

                               December 24,                 June 25,
                                   2000                       2000
                           ----------------------      --------------------
                                           (In thousands)
  Raw materials                  $  2,850                  $  2,415
  Work-in-progress                  4,569                     3,094
  Finished goods                    5,916                     3,811
                           ----------------------      --------------------
  Total Inventory                $ 13,335                  $  9,320
                           ======================      ====================

Research and Development Accounting Policy

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


                                        Three Months Ended                             Six Months Ended
                             -----------------------------------------     ------------------------------------------
                               December 24,           December 26,            December 24,           December 26,
                                   2000                   1999                    2000                   1999
                             -----------------     -------------------     --------------------    ------------------
                                                                 (In thousands)
Net R&D costs                    $174                     $ 134                  $ 239                  $ 174
Government funding                314                       331                    660                    398
                             -----------------     -------------------     --------------------    ------------------
Total direct costs
incurred                         $488                     $ 465                  $ 899                  $ 572
                             =================     ===================     ====================    ==================

Significant Sales Contract

In July 2000, the Company entered into a new Purchase Agreement with Osram Opto Semiconductors GmbH & Co. ("Osram"), pursuant to which Osram agreed to purchase and the Company is obligated to ship certain quantities of standard brightness, high brightness and ultra-brightness LED chips and silicon carbide wafers through September 2001.

The agreement calls for certain quantities of standard brightness, high brightness and ultra-brightness LED chips to be delivered by month. In the event the Company is unable to ship at least 85% of the cumulative quantity due to have been shipped each month, Osram is entitled to liquidated damages. These damages are calculated at one percent per week of the purchase price of the delayed product, subject to a maximum of ten percent of the purchase price. If product shipments are delayed six weeks or more due to circumstances within the Company's control, then in lieu of liquidated damages, Osram may claim damages actually resulting from the delay up to forty percent of the purchase price of delayed products.

The contract also gives Osram limited rights to defer shipments. For products to be shipped in more than 24 weeks after initial notice, Osram can defer 30% and 25% of standard brightness LEDs and high brightness and ultra-brightness LEDs, respectively. For products to be shipped in more than 12 weeks, but less than 24 weeks, Osram may defer 10% of scheduled quantities for standard brightness, high brightness and ultra-brightness LEDs. In each case, Osram is required to accept all products within 90 days of the original shipment date. In all other cases, Osram may reschedule shipments only with the Company's mutual written agreement.

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

The following computation reconciles the differences between the basic and diluted presentations:


                                                           Three Months Ended                 Six Months Ended
                                                           ------------------                 ----------------
                                                     December 24,     December 26,      December 24,    December 26,
                                                         2000             1999*             2000            1999*
                                                    ---------------  ---------------- ---------------- ----------------
                                                                 (In thousands, except per share amounts)

Net income                                            $ 13,861           $ 5,647           $26,515         $ 10,201
Weighted average common shares                          71,495            62,870            71,154           62,620
                                                    ---------------  ---------------- ---------------- ----------------
Basic earnings per common share                        $ 0.19             $0.09             $0.37            $0.16
                                                    ===============  ================ ================ ================

Net income                                             $13,861            $5,647          $ 26,515          $10,201
Diluted weighted average common shares:
Common shares outstanding                               71,495            62,870            71,154           62,620
Dilutive effect of stock options and warrants            3,705             4,214             4,076            4,085
                                                    ---------------  ---------------- ---------------- ----------------
Total diluted weighted average common shares            75,200            67,084            75,230           66,705
                                                    ---------------  ---------------- ---------------- ----------------
Diluted earnings per common share                       $0.18             $0.08             $0.35            $0.15
                                                    ===============  ================ ================ ================

* Weighted average shares and per share amounts have been adjusted for the two for one stock split effective December 1, 2000.

Potential common shares that would have the effect of increasing diluted income per share are considered to be antidilutive. In accordance with SFAS No. 128, 1,034,441 shares for the three and six months ended December 24, 2000, respectively, were not included in calculating diluted income per share for the periods presented. For the three and six months ended December 26, 1999, there were no potential shares considered antidilutive.

The Company effected a two-for-one split of its common stock in December 2000. The stock split was effected by an amendment to the Company's Articles of Incorporation that became effective at the close of business on December 1, 2000. Each issued and unissued authorized share of common stock, $0.0025 par value per share, was automatically split into two whole shares of common stock, $0.00125 par value per share. On December 8, 2000, the Company issued to each holder of record of common stock a certificate evidencing the additional shares of common stock resulting from the stock split. All references in this document to common stock and per common share data have been adjusted to reflect the common stock split, unless otherwise stated.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, The Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In the first six months of fiscal 2001, the Company adopted SFAS 133. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

SUBSEQUENT EVENT

On December 29, 2000 the Company completed the acquisition of the UltraRF division ("business") of Spectrian Corporation ("Spectrian"), through the purchase of the assets of the business by Cree's wholly-owned subsidiary, Zoltar Acquisition, Inc. The subsidiary was renamed UltraRF, Inc. ("UltraRF") following the completion of the acquisition. UltraRF designs, manufactures and markets a line of bipolar transistors and laterally diffused metal oxide semiconductor ("LDMOS") radio frequency ("RF") power semiconductors. The asset purchase was consummated pursuant to an Asset Purchase Agreement dated November 20, 2000 (the "Asset Purchase Agreement") between Spectrian and UltraRF.

Under the terms of the Asset Purchase Agreement, Cree's subsidiary, UltraRF, acquired substantially all of the assets of the business, including inventories, equipment and tangible property, intangible assets, contract rights, records, supplies, rights associated with prepaid expenses, certain rights against third parties, certain software and trade accounts receivable attributable to external sales (offset by accounts payable, with no obligation of Cree, to collect accounts receivable), and assumed certain specified liabilities of the business, including obligations and liabilities under certain contracts, warranty obligations and tax obligations and liabilities relating to the business, in exchange for a total of 2,656,917 shares of Cree common stock. Of the total shares issued, 191,094 shares were placed in escrow to secure Spectrian's representations, warranties and covenants under the Asset Purchase Agreement. The escrow period is one year, with 50% of the escrowed shares to be released after six months if there have been no indemnification claims. The acquired assets included equipment and other physical property used by the business is designing, manufacturing and marketing bipolar and LDMOS RF power semiconductors and Cree intends to continue such use through its UltraRF subsidiary.

The UltraRF facility is located in a building on one of two parcels of land in Sunnyvale, California, that Spectrian leased in November 1996 for a 15-year term (with three options to extend the lease for up to an additional fifteen years). In connection with the acquisition of the assets of the business, Spectrian and Cree's subsidiary, UltraRF, also entered into a sublease agreement with respect to the UltraRF facility. Under the sublease, if Spectrian exercises its option to extend the term of its master lease with its landlord, UltraRF may also exercise an option to extend its sublease of the UltraRF facility. Cree has guaranteed the obligations of its subsidiary under the sublease.

In addition, at the closing of the acquisition, Cree's subsidiary, UltraRF signed a supply agreement with Spectrian. Under this agreement, Spectrian has committed to purchase semiconductor components having a minimum aggregate purchase price of approximately $58 million during the two years ended December 31, 2002. In addition, UltraRF agreed to allocate sufficient capacity to supply Spectrian with quantities in excess of its minimum commitment by up to 20%. The minimum purchase amounts are fixed for each quarter during the two-year term of the agreement, with the aggregate of the eight quarters equaling $58.0 million. Cree, UltraRF and Spectrian also entered into a development agreement, under which Spectrian has agreed to provide funding of $2.4 million during calendar 2001. This work will support development by Cree and UltraRF directed to improve high linearity and gain LDMOS power modules, and silicon carbide based RF power transistors for potential use in Spectrian's power amplifier products. The acquisition will be recorded using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "anticipate," "believe," "plan," "estimate," "expect," and "intend" or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those forward-looking statements. These factors include, but are not limited to, uncertainty whether we can achieve our targets for increased yields and cost reductions needed to permit lower product pricing without margin reductions; risks associated with the production ramp-up for our new ultra-bright LED chips, including the possibility of unexpected delays, increased costs and manufacturing difficulties or less than expected market acceptance; the risk of variability in our manufacturing processes that can adversely affect yields and product performance; uncertain product demand; concentration of our business among few customers; whether we can manage our growth and integrate acquired businesses effectively; uncertainty whether our intellectual property rights will provide meaningful protection; the possibility of adverse results in our pending intellectual property litigation and general economic conditions. See
Exhibit 99.1 for further discussion of factors that could cause the Company's actual results to differ.

Overview

Cree, Inc. is the world leader in developing and manufacturing semiconductor materials and electronic devices made from silicon carbide ("SiC"). We recognize product revenue at the time of shipment or in accordance with the terms of the relevant contract. We derive the largest portion of our revenue from the sale of blue and green light emitting diode ("LED") products. The Company offers LEDs at three brightness levels: ultra-bright blue and green devices, high-brightness blue and green products and standard brightness blue products. Our LED devices are utilized by end users for automotive dashboard lighting, liquid crystal display ("LCD") backlighting, including wireless handsets and other consumer products, indicator lamps, miniature white lights, indoor sign and arena displays, outdoor full color displays, traffic signals and other lighting applications.

The Company's ultra-bright LED products were introduced to customers in sample quantities in October 2000. During the second quarter of fiscal 2001, revenues derived from these products represented 8% of the total LED sales mix. We believe the ultra-bright chips are two-times brighter than our high-brightness devices, and they will replace some of the demand for our older products over time. The ultra-bright chips are priced slightly higher than the high-brightness devices; therefore, the cost per lumen of brightness to the customer has been substantially reduced with the introduction of this product. As a result, the ultra-bright devices have gained strong initial acceptance from our customers, but will require a design-in cycle that is expected to continue for several months. The ultra-bright products may allow new applications for Cree customers, including additional outdoor displays and traffic signal designs as a result of the higher brightness level. We are targeting these products to ramp quickly, and we believe they may account for up to 25% of our LED chip volume in the March 2001 quarter if we meet our production milestones. Historically, we have experienced lower margins with many new product introductions, including the ultra-brightness products. We will strive to make improvements to output and yield over the next several quarters for these products.

During the second quarter of fiscal 2001, our high-brightness chips made-up the largest portion of our revenue at 71% of LED sales. However, these sales have declined as a percentage of total LED revenue from 82% in the three months ended September 2000 due to the sales of our new ultra-bright products. We believe the high-brightness chips will continue to decline as a percentage of our LED sales if we meet our production targets for our ultra-bright devices. The standard-brightness products are targeted to maintain a range of 15-20% of our LED volume due to the low price and customers current designs requiring the device. Through the first half of fiscal 2001, average sales prices for LEDs have declined 13%. We target average sales prices for these products to decline at a rate of 25% for the entire fiscal year; however, greater declines may be necessary depending on future market conditions.

In anticipation of these declines in average sales prices, our management team is focused on the execution of yield improvements in our LED production processes. We have continued to make improvements to our LED output and yield; however, during the first half of fiscal 2001, we did not meet our internal cost reduction goals, as declines in cost only kept pace with reductions in average sales prices. Wafer yield improvements will be critical to our success in the next few quarters. In addition, the Company must continue to ramp capacity for our ultra-bright LED products as we pursue market penetration and acceptance. During the remainder of fiscal 2001, Cree must continue to focus on adding capacity through yield improvements. If we are unable to meet yield improvement objectives, continue the production ramp of our ultra-bright products and gain new LED customers, future margins may decline or our revenue growth may slow.

We derive additional revenue from the sale of advanced materials made from SiC that are used primarily for research and development for new semiconductor applications. During the second quarter of fiscal 2001, sales of SiC wafers increased by 40% over the September 2000 quarter. Strong demand from the corporate and research communities is driving this growth, including new interest in SiC for microwave and power devices from certain customers. During the first half of fiscal 2001, we also sold SiC crystals to Charles & Colvard, Ltd. ("C&C"), for use in gemstone applications. We anticipate little to no revenue from the gemstone business over the next several quarters as they balance their inventory levels. C&C sales made up approximately 5% of total revenue during the second quarter of fiscal 2001. The balance of our revenue is derived from government and customer research contract funding.

RESULTS OF OPERATIONS

Three Months Ended December 24, 2000 and December 26, 1999

Revenue. Revenue grew 67% from $24.8 million in the second quarter of fiscal 2000 to $41.5 million in the second quarter of fiscal 2001. This increase was attributable to an increase in product revenue of 70% from $22.1 million in the second quarter of fiscal 2000 to $37.6 million in the second quarter of fiscal 2001. This rise in product revenue was a result of the 114% increase in sales of our LED products in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. LED volume rose 161% over the prior year due to a significant increase in demand for ultra-bright and high-brightness blue and green LED products, as well as greater capacity from our manufacturing facility. Average sales prices for LED products have declined 18% in the second quarter of fiscal 2001 compared to fiscal 2000 due to expected contractual volume discounts and other factors.

Revenue attributable to sales of SiC materials was 6% lower in the second quarter of fiscal 2001 than in the same period of fiscal 2000, due to a significant decline in sales to C&C for gemstone materials. C&C ramped up their gemstone business in the second quarter of fiscal 2000 and have since reduced their orders as they balance their inventory. We anticipate little to no revenue from the gemstone business over the next several quarters. SiC wafer sales have increased 89% in the second quarter of fiscal 2001 compared to the same period of fiscal 2000, due to demand from the corporate and research communities, including new interest in SiC for microwave and power devices from certain customers. Wafer units have increased 95%, while average sales prices have declined 2% in the second quarter of fiscal 2001 compared to the three months ended December 1999. Contract revenue received from U.S. Government agencies and customers increased 46% during the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 due to additional contract awards received in the first half of fiscal 2001.

Gross Profit. Gross profit increased 73% to $22.1 million in the second quarter of fiscal 2001. Compared to the prior year, gross margin increased to 53% from 51% of revenue due primarily to the higher throughput and manufacturing yield on high brightness LEDs and materials products that have resulted in lower unit costs. During the second quarter of fiscal 2001, we increased wages for non-exempt employees one-dollar per hour. Without the hourly wage increase, product margins would have been 57.6% of product revenue for the quarter. For the remainder of fiscal 2001, we plan to continue the strategy of reducing LED costs through higher production yields. Wafer costs for SiC material sales also declined 23% in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 due to improved yields and greater throughput of materials.

Research and Development. Research and development expenses increased 20% in the second quarter of fiscal 2001 to $2.3 million from $1.9 million in the second quarter of fiscal 2000. Much of this increase was caused by greater investments for research in the RF and microwave and optoelectronics programs. We believe that research and development expenses will continue to grow during the remainder of fiscal 2001 due to increased funding necessary to develop products for future release; however, as a percentage of revenue theses expenses are targeted to remain relatively even.

Sales, General and Administrative. Sales, general and administrative expenses increased 9% in the second quarter of fiscal 2001 to $3.0 million from $2.8 million in the second quarter of fiscal 2000, due to greater spending to support the overall growth of the business and additional legal expenses resulting from the patent litigation. During the second quarter of fiscal 2001, the Company changed its employee profit sharing bonus program. This plan was changed to provide that, in lieu of a cash bonus, employees would be granted options to purchase common stock of the Company upon achieving quarterly financial objectives. This change reduced S,G&A expenses by $500,000 during the second quarter of fiscal 2001 as compared to the same quarter in the prior year. For the remainder of fiscal 2001, we anticipate that total sales, general and administrative costs will increase in connection with the growth of our business; however, we believe that as a percentage of revenue they will remain constant.

Other (Income) Expense. Other expense has increased to $62,000 during the second quarter of fiscal 2001 from income of $8,000 recognized for the second quarter of fiscal 2000. In the second quarter of fiscal 2001, we instituted a physical tagging system for fixed assets that resulted in the write-down of $62,000 of assets.

Interest Income, Net. Interest income, net has increased $3.7 million to $4.3 million in the second quarter of fiscal 2001 from $573,000 in the prior year period. This was due to higher average cash balances being available in the second quarter of fiscal 2001 as a result of the public stock offering completed in January 2000. Higher interest rates in the second quarter of fiscal 2001 also improved interest income.

Income Tax Expense. Income tax expense for the second quarter of fiscal 2001 was $7.2 million compared to $3.0 million in the second quarter of fiscal 2000. This increase resulted from higher profitability during the second quarter of fiscal 2001 over the same period in fiscal 2000. Our tax rate provision was 34% for both periods.

Six Months Ended December 24, 2000 and December 26, 1999

Revenue. Revenue increased 73% from $45.7 million in the first six months of fiscal 2000 to $79.1 million in the first six months of fiscal 2001. This increase resulted from a rise in product revenue of 78% from $40.4 million in the first six months of fiscal 2000 to $71.9 million in the first six months of fiscal 2001. Greater product revenue was largely a result of the 128% increase in sales of our LED products in the first six months of fiscal 2001 compared to the first six months of fiscal 2000. Our high brightness LED products experienced the heaviest demand; however, our standard brightness chips also increased 48% during the comparative period. Overall LED chip volume grew 140% in the first six months of fiscal 2001 over units shipped in the first six months of fiscal 2000, while our average sales prices for LEDs has declined 5% during this time frame.

Revenue attributable to sales of SiC material was 4% lower in the first six months of fiscal 2001 than in the same period of fiscal 2000, due to a significant decline in sales to C&C for gemstone applications. C&C ramped up their gemstone business in the first half of fiscal 2000 and have since reduced their orders as they balance their inventory. We anticipate little to no revenue from the gemstone business over the next several quarters. SiC wafer sales have increased 72% in the first six months of fiscal 2001 compared to the same period of fiscal 2000, due to heavy demand from the corporate and research communities, including new interest in SiC for microwave and power devices from certain customers. Wafer units have increased 106%, while average sales prices have declined 17% in the first half fiscal 2001 compared to the first six months of fiscal 2000. Average sales prices have declined due to a shift in mix of products sold. Contract revenue received from U.S. Government agencies and customers increased 37% during the first six months of fiscal 2001 compared to the first six months of fiscal 2000 due to new contract awards received in the first half of fiscal 2001.

Gross Profit. Gross profit increased 92% from $22.2 million in the first six months of fiscal 2000 to $42.6 million in the first six months of fiscal 2001. This increase is due primarily to the rise in LED sales volumes combined with LED cost declines that stayed ahead of reductions in average sales prices. Average LED costs were lower due to higher throughput and manufacturing yield on high brightness LEDs and materials products. Margins on wafer products have also improved during the first six months of fiscal 2001 as higher yields have reduced costs 27% compared to the same period of the prior year.

Research and Development. Research and development expenses increased 55% in the first six months of fiscal 2001 to $4.4 million from $2.8 million in the first six months of fiscal 2000. Much of this increase was caused by a greater investment made for research in the RF and microwave and optoelectronics programs. We anticipate that internal funding for development of new products will continue to grow in future periods, while we believe that government funding for our development activities will remain constant.

Sales, General and Administrative. Sales, general and administrative expenses increased 44% in the first six months of fiscal 2001 to $7.0 million from $4.8 million in the first six months of fiscal 2000, due to greater spending to support the overall growth of the business. We anticipate that total sales, general and administrative costs will continue to increase in connection with the growth of the business; however, we believe that as a percentage of revenue theses costs will remain constant.

Other Expense. Other expense decreased 33% to $62,000 during the first six months of fiscal 2001 from $93,000 for the first six months of fiscal 2000. In the first six months of fiscal 2000, the Company incurred a greater amount of fixed asset write-downs.

Other Non-Operating Expense. Other non-operating expenses for the first six months of fiscal 2001 were $99,000 compared to $0 in the prior year period, due to additional costs associated with the acquisition of Nitres, Inc. In addition, during the first quarter of fiscal 2001, the Company realized a $1.2 million gain on the sale of marketable securities. This gain was offset by a one-time charitable contribution of $1.2 million made to the University of California at Santa Barbara to endow a Cree chair in solid state lighting and displays.

Interest Income, Net. Interest income, net increased 709% to $9.1 million in the first six months of fiscal 2001 from $1.1 million in the first six months of fiscal 2000. This was due to higher average cash balances being available in the first half of fiscal 2001 as a result of the public stock offering completed in January 2000. Higher interest rates in the first half of fiscal 2001 also improved interest income.

Income Tax Expense. Income tax expense for the first half of fiscal 2001 was $13.7 million compared to $5.4 million in the six months ended December 1999. This increase resulted from higher profitability during the first half of fiscal 2001 over the same period in fiscal 2000. Our tax rate provision was 34% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity, bank borrowings and revenue from product and contract sales. As of December 24, 2000, we had working capital of $263.8 million, including $257.7 million in cash and short-term investments. Operating activities generated $36.5 million for the first six months of fiscal 2001 compared with $16.5 million generated during the comparative period in fiscal 2000. This increase was primarily attributable to higher profitability.

Most of the $86.7 million used in investing activities in the first six months of fiscal 2001 was related to the purchase of held to maturity investments and capital improvements. We invested $57.4 million in capital expenditures during the first six months of fiscal 2001 compared to $23.0 million during the same period in the prior fiscal year. The majority of the increase in spending was due to new equipment additions to increase manufacturing capacity in our epitaxy, cleanroom and package and test areas. We are also nearing the completion of a 125,000 square foot facility expansion at our production site near Research Triangle Park, North Carolina. The increase in other long-term assets of $21.7 million in the first six months of fiscal 2001 represents strategic investments made in private companies such as Xemod, Inc. Cash provided by financing activities during the first six months of fiscal 2001 related primarily to the receipt of $6.5 million in proceeds from the exercise of stock options from the Company's employee stock option plan and the exercise of outstanding stock warrants.

On January 18, 2001, Cree announced that its Board of Directors has authorized the repurchase of up to four million shares, or about five percent, of its outstanding common stock. The Company expects to use available cash to finance purchases under the program, which extends to January 2002. At the discretion of the Company's management, the repurchase program can be implemented through open market or privately negotiated transactions. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors.

The Company may also issue additional shares of common stock for the acquisition of complementary businesses or other significant assets. From time to time we evaluate potential acquisitions of and investments in complementary businesses and anticipate continuing to make such evaluations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE DISCLOSURES

As of December 24, 2000, the Company maintains investments in equity securities that are treated for accounting purposes under SFAS 115 as ""available for sale" securities. These investments are carried at fair market value based on quoted market prices of the investments as of December 24, 2000, with net unrealized gains or losses excluded from earnings and reported as a separate component of stockholder's equity. These investments are subject to market risk of equity price changes. Management views these stock holdings as investments; therefore, the shares are accounted for as "available for sale" securities under SFAS 115. The fair market value of these investments as of December 24, 2000, using the closing sale price of December 22, 2000 was $7.8 million.

During the first six months of fiscal 2001, the Company invested some of the proceeds from its January 2000 public offering into other investments at fixed interest rates that vary by security. No other material changes in market risk were identified during the most recent quarter.

QUALITATIVE DISCLOSURES

Investments in the common stock of other public companies are subject to the market risk of equity price changes. While the Company can not predict or manage the future market price for such stock, management continues to evaluate its investment position on an ongoing basis.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As reported in the Company's statement on Form 10-Q filed November 3, 2000, the Company filed a patent infringement lawsuit on September 22, 2000 against Nichia Corporation and Nichia America Corporation in the United States District Court for the Eastern District of North Carolina. The lawsuit seeks enforcement of a patent relating to gallium nitride-based semiconductor devices that are manufactured using lateral epitaxial overgrowth (LEO) technology. This technology permits the growth of high quality gallium nitride-based materials useful in manufacturing certain laser diodes and other devices ("the LEO patent"). The LEO patent was issued to North Carolina State University in April 2000 and is licensed to Cree under a June 1999 agreement pursuant to which Cree obtained rights to a number of LEO and related techniques. In its complaint, Cree alleges that Nichia is infringing the LEO patent by, among other things, importing, selling and offering for sale in the United States certain gallium nitride-based laser diodes covered by one or more claims of the LEO patent. The lawsuit seeks damages and an injunction against infringement. North Carolina State University is a co-plaintiff in the action.

On November 30, 2000, Nichia America Corporation filed an answer and counterclaim seeking a declaratory judgement of non-infringement and invalidity of the LEO patent. On December 21, 2000, Nichia Corporation filed an answer and counterclaim against the Company also seeking a declaratory judgement of non-infringement and invalidity of the LEO patent. The Nichia Corporation answer also included counterclaims asserting that Cree is infringing four U.S. patents relating to nitride semiconductor technology and further asserting misappropriation of trade secrets and related claims against Cree and a former Nichia researcher now employed by a Cree subsidiary on a part-time basis. The counterclaim filed by Nichia Corporation seeks damages and an injunction. Although there can be no assurance of success, management of the Company believes the counterclaims asserted in the case are without merit and intends to defend against them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on October 31, 2000. The following proposals were introduced and voted upon:

PROPOSAL NO. 1 -- Election of directors*

     Name                            Votes For            Votes Withheld
     ----------------------   ---------------------    ---------------------
     F. Neal Hunter                 31,942,482                 53,294
     Charles M. Swoboda             31,940,912                 54,864
     John W. Palmour                31,942,353                 53,423
     Walter L. Robb                 31,907,453                 88,323
     William J. O'Meara             31,938,728                 57,048
     Dolph W. von Arx               31,130,416                865,360
     James E. Dykes                 31,940,447                 55,329

PROPOSAL NO. 2 -- Amendment of Articles of Incorporation to increase the number of authorized shares of common stock*

         FOR                                             31,518,990
         AGAINST                                            446,233
         ABSTENTIONS AND BROKER NON-VOTES                    30,553

PROPOSAL NO. 3 -- Amendment to Equity Compensation Plan to increase the number of shares authorized for awards*

         FOR                                             13,676,584
         AGAINST                                          7,789,950
         ABSTENTIONS AND BROKER NON-VOTES                10,529,242

PROPOSAL NO. 4 -- Selection of Ernst & Young LLP as auditors for the fiscal year ending June 24, 2001*

         FOR                                             31,922,298
         AGAINST                                             37,929
         ABSTENTIONS AND BROKER NON-VOTES                    35,549


* Prior to adjustment for the Company's two-for-one stock split that was effective December 1, 2000.

The matters listed above are described in detail in the Company's definitive proxy statement dated September 27, 2000, for the Annual Meeting of Shareholders held on October 31, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  3.1      Articles of Incorporation, as amended

                  10.1 Equity Compensation Plan, as amended and restated December 1, 2000 *

                  10.2 Management Incentive Compensation Program - Fiscal Year 2001 Plan *

                  99.1     Certain Business Risks and Uncertainties

         (b)      Reports on Form 8-K:

                  On December 14, 2000 the Company filed a Form 8-K announcing a two-for-one stock split of its outstanding common stock.


                  * Compensatory Plan

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CREE, INC.


Date: February 1, 2001             /s/ Cynthia B. Merrell
                                   --------------------------------------------
                                   Cynthia B. Merrell
                                   Chief Financial Officer and Treasurer
                                   (Authorized Officer and Chief Financial and
                                   Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
No.

3.1      Articles of Incorporation, as amended

10.1     Equity Compensation Plan, as amended and restated December 1, 2000*

10.2     Management Incentive Compensation Program - Fiscal Year 2001 Plan*

99.1     Certain Business Risks and Uncertainties



* Compensatory Plan