Form 10-Q
period 2001-03-25
CREE INC
filed 2001-05-09
CIK 895419

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 25, 2001


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the registrant's common stock, par value $0.00125 per share, as of May 1, 2001 was 72,691,054.

                                   CREE, INC.
                                    FORM 10-Q

                      For the Quarter Ended March 25, 2001


                                      INDEX

                                                                                              Page No.
                                                                                              --------


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at March 25, 2001 (unaudited) and
           June 25, 2000                                                                         3

           Consolidated Statements of Operations for the three and nine months ended
           March 25, 2001 and March 26, 2000 (unaudited)                                         4

           Consolidated Statements of Cash Flow for the nine months ended
           March 25, 2001 and March 26, 2000 (unaudited)                                         5

           Notes to Consolidated Financial Statements (unaudited)                                6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                            14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                           20


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                    21

Item 2.    Changes in Securities

Item 6.    Exhibits and Reports on Form 8-K                                                     22

SIGNATURES                                                                                      23

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                                        March 25,         June 25,
                                                                                           2001             2000
                                                                                       -----------        ---------
                                                                                       (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                                        $ 117,102         $ 103,843
       Short-term investments, held to maturity                                            77,984           142,461
       Marketable securities, available for sale                                            9,644            15,842
       Accounts receivable, net                                                            31,540            12,406
       Interest receivable                                                                  2,261             3,893
       Inventories                                                                         15,853             9,320
       Deferred income taxes                                                                  139                --
       Prepaid expenses and other current assets                                            2,104             1,254
                                                                                        ---------         ---------
              Total current assets                                                        256,627           289,019

       Property and equipment, net                                                        215,853           137,118
       Long-term investments held to maturity                                               7,971            41,965
       Deferred income taxes                                                               10,624            10,624
       Patent and license rights, net                                                       2,882             2,324
       Intangible assets                                                                   85,736                --
       Other assets                                                                        31,822             5,152
                                                                                        ---------         ---------
              Total assets                                                              $ 611,515         $ 486,202
                                                                                        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable, trade                                                          $  15,765         $  14,204
       Accrued salaries and wages                                                           2,178             3,133
       Deferred income taxes                                                               15,785               455
       Other accrued expenses                                                               7,677             5,270
                                                                                        ---------         ---------
              Total current liabilities                                                    41,405            23,062
Long term liabilities:
       Long term liability                                                                    437                --
                                                                                        ---------         ---------
              Total long term liabilities                                                     437                --

Shareholders' equity:
       Preferred stock, par value $0.01; 3,000 shares authorized at March
         25, 2001 and June 25, 2000; none issued and outstanding                               --                --
       Common stock, par value $0.00125; 200,000 and 120,000 shares authorized at March 25, 2001 and June 25, 2000, respectively; shares issued and outstanding 72,686 and 70,696 at March 25, 2001 and
         June 25, 2000, respectively                                                           90                88
       Additional paid-in-capital                                                         508,466           415,716
       Deferred compensation expense                                                       (1,348)           (1,755)
       Retained earnings                                                                   69,490            48,156
       Accumulated other comprehensive (loss) income, net of tax                           (7,025)              935
                                                                                        ---------         ---------
              Total shareholders' equity                                                  569,673           463,140
                                                                                        ---------         ---------
              Total liabilities and shareholders' equity                                $ 611,515         $ 486,202
                                                                                        =========         =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   CREE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        ---------------------------        ---------------------------
                                                            Three Months Ended                  Nine Months Ended
                                                        ---------------------------        ---------------------------

                                                        March 25,         March 26,        March 25,         March 26,
                                                          2001              2000             2001              2000
                                                        ---------         ---------        ---------         ---------
Revenue:
    Product revenue, net                                $  48,042         $  26,177        $ 119,940         $  66,561
    Contract revenue, net                                   5,323             3,351           12,561             8,641
                                                        ---------         ---------        ---------         ---------
         Total revenue                                     53,365            29,528          132,501            75,202

Cost of revenue:
    Product revenue                                        23,819            10,971           54,471            30,542
    Contract revenue                                        3,849             2,758            9,693             6,658
                                                        ---------         ---------        ---------         ---------
         Total cost of revenue                             27,668            13,729           64,164            37,200
                                                        ---------         ---------        ---------         ---------

Gross profit                                               25,697            15,799           68,337            38,002

Operating expenses:
    Research and development                                3,627             2,246            8,023             5,088
    Sales, general and administrative                       5,105             2,969           12,072             7,792
    Intangible asset amortization                           2,280                --            2,280                --
    In-process research and development                    17,400                --           17,400                --
         costs, one-time charge
    Other expense                                             158             1,169              220             1,261
                                                        ---------         ---------        ---------         ---------

         (Loss) income from operations                     (2,873)            9,415           28,342            23,861

Other non operating income                                    162               495               63               495
Interest income, net                                        3,824             3,768           12,929             4,894
                                                        ---------         ---------        ---------         ---------

         Income before income taxes                         1,113            13,678           41,334            29,250

Income tax expense                                          6,295             4,716           20,000            10,087
                                                        ---------         ---------        ---------         ---------
         Net (loss) income                              $  (5,182)        $   8,962        $  21,334         $  19,163
                                                        =========         =========        =========         =========

Other comprehensive (loss) income, net
of tax:
         Unrealized holding (loss) gain on
           available for sales securities                  (1,010)            7,039           (7,960)            6,602
                                                        ---------         ---------        ---------         ---------
Comprehensive (loss) income                             $  (6,192)        $  16,001        $  13,374         $  25,765
                                                        =========         =========        =========         =========
(Loss) earnings per share:
         Basic                                          $   (0.07)        $    0.13        $    0.30         $    0.30
                                                        =========         =========        =========         =========
         Diluted                                        $   (0.07)        $    0.12        $    0.28         $    0.28
                                                        =========         =========        =========         =========

Shares used in per share calculation:
         Basic                                             73,920            68,031           72,075            64,424
                                                        =========         =========        =========         =========
         Diluted                                           73,920            73,122           75,818            68,844
                                                        =========         =========        =========         =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   CREE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                                       Nine Months Ended
                                                                                 ----------------------------
                                                                                  March 25,         March 26,
                                                                                    2001              2000
                                                                                 -----------        ---------
                                                                                         (Unaudited)
Operating activities:
       Net income                                                                 $  21,334         $  19,163
       Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation of fixed assets                                                  15,016             7,475
       Loss on disposal of property, equipment and patents                              221             1,212
       Write-off of acquired in process research & development, one
         time charge                                                                 17,400                --
       Amortization of patent rights                                                    142               107
       Amortization of goodwill                                                       2,068                --
       Amortization of other intangible assets                                          211                --
       Issuance and amortization of deferred compensation                               407            (1,462)
       Deferred income taxes                                                         19,291                --
       Purchase of marketable trading securities                                         --            (1,786)
       Sale of marketable trading securities                                             --             2,280
       Gain on sale of available for sale securities                                 (1,379)             (494)
       Changes in operating assets and liabilities:
         Accounts receivable, net                                                   (16,113)           (8,360)
         Inventories                                                                 (2,903)           (3,105)
         Prepaid expenses and other assets                                             (618)             (624)
         Accounts payable, trade                                                        693              (266)
         Accrued expenses and long-term liability                                     1,744            11,856
                                                                                  ---------         ---------
         Net cash provided by operating activities                                   57,514            25,996
                                                                                  ---------         ---------

Investing activities:
       Acquisition fees for purchase transaction                                     (1,908)               --
       Purchase of available for sale securities                                    (10,318)         (184,429)
       Proceeds from sale of available for sale securities                            5,837                --
       Purchase of property and equipment                                           (88,193)          (47,278)
       Purchase of securities held to maturity                                     (116,528)               --
       Proceeds from securities held to maturity                                    214,998                --
       Increase in other long-term assets                                           (26,694)               (3)
       Purchase of patent rights                                                       (700)             (556)
                                                                                  ---------         ---------
         Net cash used in investing activities                                      (23,506)         (232,266)
                                                                                  ---------         ---------
Financing activities:
       Net proceeds from the issuance of short-term debt                                 --               200
       Repurchase of common stock                                                   (30,668)               --
       Net proceeds from issuance of common stock                                     9,919           271,827
                                                                                  ---------         ---------
         Net cash (used in) provided by financing activities                        (20,749)          272,027
                                                                                  ---------         ---------

Net increase in cash and cash equivalents                                            13,259            65,757

Cash and cash equivalents:
       Beginning of period                                                          103,843            42,545
                                                                                  ---------         ---------
       End of period                                                              $ 117,102         $ 108,302
                                                                                  ---------         ---------
Supplemental disclosure of cash flow information:
       Cash paid for income taxes                                                 $     611         $     268

       Common stock issued in connection with purchase business
         combination                                                              $ 113,500         $      --
                                                                                  =========         =========



         The accompanying notes are an integral part of the consolidated financial statements.

                                   CREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

The consolidated balance sheet as of March 25, 2001, the consolidated statements of income for the three and nine months ended March 25, 2001 and March 26, 2000, and the consolidated statements of cash flow for the nine months ended March 25, 2001 and March 26, 2000 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flow at March 25, 2001, and for all periods presented have been made. The balance sheet at June 25, 2000 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 2000 Form 10-K. The consolidated results of operations for the periods ended March 25, 2001 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

ACCOUNTING POLICIES

Business Combination

On May 1, 2000, the Company acquired Nitres, Inc. in a business combination accounted for as a pooling of interests. Nitres, Inc., became a wholly owned subsidiary (Cree Lighting Company) of the Company through the exchange of 3,695,492 shares of the Company's common stock for all of the outstanding stock of Nitres, Inc. In addition, the Company assumed outstanding stock options and warrants, which after adjustment for the exchange represented a total of 304,446 options and warrants to purchase shares of Cree's common stock. All prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Nitres, Inc., as though Nitres, Inc. had been a part of the Company for all periods presented.

On December 29, 2000 the Company completed the acquisition of the UltraRF division of Spectrian Corporation, through the purchase of the assets of the business by Cree's wholly owned subsidiary, Ultra RF, Inc. ("UltraRF") in a business combination accounted for under the purchase method. Under the terms of the Asset Purchase Agreement, Ultra RF acquired substantially all of the net assets of the business from Spectrian Corporation in exchange for a total of 2,656,917 shares of Cree common stock valued at $113.5 million. Of the total shares issued, 191,094 shares were placed in escrow to secure Spectrian's representations, warranties and covenants under the Asset Purchase Agreement. The escrow period is one year, with 50% of the escrowed shares to be released after six months if there have been no indemnification claims.

The consolidated financial statements reflect the allocation of the purchase price to fair value of the assets acquired, including goodwill of $81.7 million and other intangible assets of $6.3 million. Goodwill is being amortized on a straight-line basis over ten years and other related intangibles are being amortized over five to eight years. In connection with the acquisition of the UltraRF business, the Company recognized a one-time charge of $17.4 million representing the write-off of the appraised value of certain acquired in-process research and development costs as of the acquisition date.

UNAUDITED PRO FORMA SUMMARY

The following unaudited pro forma summary for the nine months ended March 25, 2001 and March 26, 2000 presents the condensed consolidated results of operations as if the acquisition of UltraRF made during 2001 had occurred as of June 26, 2000 and June 28, 1999, respectively. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of June 26, 2000 or June 28, 1999 or of results that may occur in the future.

                                     Nine Months Ended                     Nine Months Ended
                                      March 25, 2001                         March 26, 2000
                                     -----------------                     -----------------
                                            (In thousands, except per share amounts)
Revenue                                  $149,631                                $98,897
Net income                                 18,244                                 17,541

Basic net income per share               $   0.25                                $  0.26
Diluted net income per share             $   0.24                                $  0.25


Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc., and its wholly-owned subsidiaries, Cree Lighting Company ("Cree Lighting"), Ultra RF, Inc., Cree Research FSC, Inc., Cree Funding LLC, Cree Employee Services Corporation, CI Holdings, Limited and Cree Technologies, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain fiscal 2000 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on previously reported net income or shareholder's equity.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term and long-term investments, available for sale securities, accounts and interest receivable, accounts payable and other liabilities approximate fair values at March 25, 2001 and June 25, 2000.

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

As of March 25, 2001 and June 25, 2000, the Company's short-term investments held to maturity included $78.0 million and $142.5 million, respectively, in high-grade corporate bonds. The company purchased the investments with a portion of the proceeds from its public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to maturity" under SFAS 115. The securities are reported on the consolidated balance sheets at amortized cost, as a short-term investment with unpaid interest included in interest receivable.

As of March 25, 2001 and June 25, 2000, the Company's long-term investments consisted of $8.0 million and $42.0 million, respectively, in high-grade commercial paper. The Company purchased the commercial paper with a portion of the proceeds from the public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to-maturity" under SFAS 115. The securities are reported on the balance sheet at amortized cost, as long-term marketable securities with unpaid interest included in accounts receivable if interest is due in less than 12 months, and as a long term receivable if interest is due in more that 12 months.

At March 25, 2001 and June 25, 2000, the Company held a short-term equity investment in common stock of Microvision, Inc. ("MVIS"). The Company purchased 268,600 common shares in a private equity transaction in May 1999 at a price of $16.75 per share, or $4.5 million. Pursuant to an agreement signed March 17, 2000, the Company committed to increase its equity position in MVIS by investing an additional $12.5 million in MVIS common stock. This additional investment was completed on April 13, 2000, when the Company purchased 250,000 shares at a price of $50.00 per share. In June 2000, 162,600 MVIS shares were sold for $6.3 million, with a gain for $3.6 million realized from the sale. The Company has also purchased other securities for investment purposes. Management views these transactions as investments, and the shares are accounted for as "available for sale" securities under SFAS 115. Therefore unrealized gains or losses are excluded from earnings and are recorded in other comprehensive income or loss, net of tax.

During the three and nine months ended March 25, 2001, the Company realized gains of $199,000 and $1.4 million, respectively, from the sale of available-for-sale securities. During the three and nine months ended March 26, 2000, the Company realized gains of $494,000 and $494,000, respectively, from the sale of available-for-sale securities. For the three and nine months ended March 25, 2001, the Company had unrealized holding losses of $1.5 million and $12.1 million, respectively, associated with investments made in available for sale securities.

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

                                            March 25,         June 25,
                                              2001              2000
                                            ---------        ---------
                                                  (In thousands)
          Raw materials                     $   4,156        $   2,415
          Work-in-progress                      6,568            3,094
          Finished goods                        5,129            3,811
                                            ---------        ---------
          Total Inventory                   $  15,853        $   9,320
                                            =========        =========

Research and Development Agreements

The U.S. Government provides funding through research contracts for several of the Company's current research and development ("R&D") efforts. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs are divided between the U.S. government and the Company based on the terms of the contract. The government's cost share is then paid to the Company. Activities performed under these arrangements include research regarding silicon carbide and gallium nitride materials. The contracts typically require the submission of a written report that documents the results of such research.

The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where the Company anticipates that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding as an offset of those expenses. The following table details information about contracts for which direct expenses exceed funding by period included in research and development expenses:

                                       Three Months Ended                 Nine Months Ended
                                   --------------------------        --------------------------
                                   March 25,        March 26,        March 25,        March 26,
                                     2001             2000             2001             2000
                                   ---------        ---------        ---------        ---------
                                                         (In thousands)
Net R&D costs                      $     160        $     164        $     399        $     298
Government funding                       371              227            1,031              625
                                   ---------        ---------        ---------        ---------
Total direct costs incurred        $     531        $     391        $   1,430        $     923
                                   =========        =========        =========        =========

Significant Sales Contracts

In July 2000, the Company entered into a new Purchase Agreement with Osram Opto Semiconductors GmbH & Co. ("Osram"), pursuant to which Osram agreed to purchase and the Company is obligated to ship certain quantities of standard-brightness, high-brightness and ultra-bright LED chips and silicon carbide wafers through September 2001.

The Osram agreement calls for certain quantities of standard-brightness, high-brightness and ultra-bright LED chips to be delivered by month. In the event the Company is unable to ship at least 85% of the cumulative quantity due to have been shipped each month, Osram is entitled to liquidated damages. These damages are calculated at one percent per week of the purchase price of the delayed product, subject to a maximum of ten percent of the purchase price. If product shipments are delayed six weeks or more due to circumstances within the Company's control, then in lieu of liquidated damages, Osram may claim damages actually resulting from the delay up to 40% of the purchase price of delayed products.

The contract also gives Osram limited rights to defer shipments. For products to be shipped in more than 24 weeks after initial notice, Osram can defer 30% of standard-brightness LED's and 25% of high-brightness and ultra-bright LEDs, respectively. For products to be shipped in more than 12 weeks, but less than 24 weeks, Osram may defer 10% of scheduled quantities for standard-brightness, high-brightness and ultra-bright LEDs. In each case, Osram is required to accept all products within 90 days of the original shipment date. In all other cases, Osram may reschedule shipments only with the Company's mutual written agreement.

Additionally, the Purchase Agreement provides for higher per unit prices early in the contract with reductions in unit prices being available as the cumulative volume shipped increases. The higher prices were negotiated by the Company to offset higher per unit costs expected earlier in the contract.

In December 2000, the Company's subsidiary, UltraRF, entered into a Supply Agreement with Spectrian. Under this agreement, Spectrian has committed to purchase semiconductor components having a minimum aggregate purchase price of approximately $58.0 million during the two years ended December 31, 2002. In addition, UltraRF agreed to allocate sufficient capacity to supply Spectrian with quantities in excess of its minimum commitment by up to 20%. The minimum purchase amounts are fixed for each quarter during the two-year term of the agreement, with the aggregate of the eight quarters equaling $58.0 million. Cree, UltraRF and Spectrian also entered into a development agreement, under which Spectrian has agreed to provide funding of $2.4 million during calendar 2001. This work will support development by Cree and UltraRF directed to improve high linearity and gain laterally diffused metal oxide semiconductors ("LDMOS") power modules, and silicon carbide based RF power transistors for potential use in Spectrian's power amplifier products.

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

Shareholders' Equity

On January 18, 2001, the Company announced that its Board of Directors has authorized the repurchase of up to four million shares, or about five percent, of its outstanding common stock. Additionally, on March 22, 2001, the Company announced that its Board of Directors increased the repurchase limits under the stock repurchase program announced in January 2001 to include an additional three million shares, for a total of seven million shares of its outstanding common stock. As of March 25, 2001, the Company repurchased 1.85 million shares of its common stock at an average price of $16.58 per share.

The Company expects to use available cash to finance purchases under the program, which extends to January 2002. At the discretion of the Company's management, the repurchase program can be implemented through open market or privately negotiated transactions. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors.

In connection with the stock repurchase program, and in addition to the purchases described above, the Company sold put options covering an aggregate of
1.95 million shares for an aggregate premium of $2.9 million in January 2001. The options are exercisable on a specific date in the fourth quarter of fiscal 2001, at an average exercise price of $19.52 per share. The put options were sold to investment banks without registration in reliance on the exemption provided by Section 4 (2) of the Securities Act of 1933, as amended. Each transaction was privately negotiated with the purchaser, which was an accredited investor.

(LOSS) EARNINGS PER SHARE

The Company presents (loss) earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128").

The following computation reconciles the differences between the basic and diluted presentations:


                                                          Three Months Ended                 Nine Months Ended
                                                     --------------------------        --------------------------
                                                     March 25,        March 26,        March 25,        March 26,
                                                       2001            2000(*)           2001            2000(*)
                                                     ---------        ---------        ---------        ---------
                                                                (In thousands except per share amounts)
Net (loss) income                                    $  (5,182)        $   8,962        $  21,334        $  19,163
Weighted average common shares                          73,920            68,031           72,075           64,424
                                                     ---------         ---------        ---------        ---------
Basic (loss) earnings per common share               $   (0.07)        $    0.13        $    0.30        $    0.30
                                                     =========         =========        =========        =========

Net (loss) income                                    $  (5,182)        $   8,962        $  21,334        $  19,163
Diluted weighted average common shares:
Common shares outstanding                               73,920            68,031           72,075           64,424
Dilutive effect of stock options and warrants               --             5,091            3,743            4,420
                                                     ---------         ---------        ---------        ---------
Total diluted weighted average common shares            73,920            73,122           75,818           68,844
                                                     ---------         ---------        ---------        ---------
Diluted (loss) earnings per common share             $   (0.07)        $    0.12        $    0.28        $    0.28
                                                     =========         =========        =========        =========

(*) Weighted average shares and per share amounts have been adjusted for the two for one stock split effective December 1, 2000.

In accordance with SFAS 128, 5,951,074 shares for the three and nine months ended March 25, 2001, respectively, were not included in calculating diluted
(loss) income per share for the periods presented. For the three and nine months ended March 26, 2000, there were no potential shares considered antidilutive.

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

BUSINESS SEGMENTS

The Company operates in two business segments, Cree and UltraRF. The Cree segment incorporates its proprietary technology to produce LEDs, silicon carbide wafers and government contract research. Products from this segment are used in automotive and liquid crystal display backlighting; indicator lamps, full color light emitting diode displays and other lighting applications as well as power applications and research.

The UltraRF segment designs, manufactures and markets a complete line of silicon based LDMOS and bipolar radio frequency power semiconductors, the critical component utilized in building power amplifiers for wireless infrastructure applications.

Summarized financial information concerning the reportable segments for the three and nine months ended March 25, 2001 are shown in the following table. The "Other" column represents amounts excluded from specific segments such as interest income. In addition, the "Other" column also includes corporate assets such as cash and cash equivalents, short-term investments held to maturity, marketable securities, interest receivable and long-term investments held to maturity which have not been allocated to a specific segment.

                                                        Cree             UltraRF           Other            Total
                                                      --------          --------          --------         --------
                                                                              (In thousands)
Three Months Ended March 25, 2001
Revenue                                               $ 44,064          $  9,301          $      0         $ 53,365
Income (loss) before income taxes                       14,735           (17,446)            3,824            1,113
Assets                                                $293,807          $102,746          $214,962         $611,515


                                                        Cree            UltraRF            Other            Total
                                                      --------          --------          --------         --------
                                                                              (In thousands)
Nine Months Ended March 25, 2001
Revenue                                               $123,200          $  9,301          $      0         $132,501
Income (loss) before income taxes                       45,851           (17,446)           12,929           41,334
Assets                                                $293,807          $102,746          $214,962         $611,515

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "anticipate," "believe," "plan," "estimate," "expect," and "intend" or the negative thereof or other variations thereof or comparable terminology. We caution that such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those forward-looking statements. These factors include, but are not limited to, uncertainties regarding economic condition; risks from increased competition; uncertainty whether we can achieve our targets for increased yields and cost reductions needed to permit lower product pricing without margin reductions; risks associated with the production ramp-up for our ultra-bright LED chips, including the possibility of unexpected delays, increased costs and manufacturing difficulties or less than expected market acceptance; risks associated with the planned release of new products under development, including the possibility we will be unable to develop and manufacture commercially viable versions of such products; the risk of variability in our manufacturing processes that can adversely affect yields and product performance; uncertain product demand; concentration of our business among few customers; whether we can manage our growth and integrate acquired businesses effectively; uncertainty whether our intellectual property rights will provide meaningful protection; the possibility of adverse results in our pending intellectual property litigation and general economic conditions. See Exhibit 99.1 for further discussion of factors that could cause our actual results to differ.

Overview

Cree, Inc. is the world leader in developing and manufacturing semiconductor materials and electronic devices made from silicon carbide ("SiC") and gallium nitride ("GaN"). We recognize product revenue at the time of shipment or in accordance with the terms of the relevant contract. We derive the largest portion of our revenue from the sale of blue and green light emitting diode ("LED") products. We offer LEDs at three brightness levels: ultra-bright blue and green devices, high-brightness blue and green products and standard-brightness blue products. Our LED devices are utilized by end users for automotive dashboard lighting, liquid crystal display ("LCD") backlighting, including wireless handsets and other consumer products, indicator lamps, miniature white lights, indoor sign and arena displays, outdoor full color displays, traffic signals and other lighting applications.

We introduced our new ultra-bright LED products in the second quarter of fiscal 2001. We believe the ultra-bright products are two-times brighter than our high-brightness devices, and they will replace some of the demand for our older products over time. The ultra-bright chips are priced slightly higher than the high-brightness devices; therefore, the cost per lumen of brightness to the customer has been substantially reduced with the introduction of this product. As a result, during the third quarter of fiscal 2001, revenues derived from ultra-bright LED products increased from 8% of our total LED revenue in the second quarter of fiscal 2001 to 39% of revenue in the third quarter of fiscal 2001.

During the third quarter of fiscal 2001, our high-brightness chips comprised the largest portion of our revenue at 42% of LED sales. However, these sales have declined as a percentage of total LED revenue from 79% in the quarter ended December 2000 due to the sales of our new ultra-bright products. Revenues from the standard-brightness products were fairly flat as a percentage of our LED sales mix during the third quarter of fiscal 2001. Over the next few quarters, LED revenue mix by product is targeted to remain near the same range as the March 2001 quarter.

We anticipate that new designs targeted to be ready for sale in the first half of fiscal 2002 will create a greater demand for our ultra-bright devices. In addition, we announced a new LED product design, our megabright chip, that we target to be released in volume production in June 2001. We believe this product offers two-times the brightness of our ultra-bright devices and will likely benefit customers who provide outdoor displays, automotive designs, PDA's and solid state illumination products. In addition, we are in the later stages of developing a new ultra violet ("UV") LED product that we are targeting to be available beginning in the first half of fiscal 2002 in limited quantities for white light conversion applications.

Through the first nine-months of fiscal 2001, average sales prices for LEDs have declined 20%. We target average sales prices for these products to decline at a rate of 25% to 30% for the entire fiscal year.

We derive additional revenue from the sale of advanced materials made from SiC that are used primarily for research and development for new semiconductor applications. During the third quarter of fiscal 2001, sales of SiC wafers increased by 120% over the third quarter of fiscal 2000. Strong demand from the corporate and research communities is driving this growth, including new interest in SiC for microwave and power devices from certain customers. During the quarter, we continued process refinement to lower costs of two-inch product while improving quality and manufacturing processes for three-inch material. We continue to expand our epitaxial capabilities for three-inch production of nitride and SiC based products. For some RF and power products it is critical that we get these processes on line so that we can deliver devices at the proper price point and margins. There was no revenue from gemstone sales during the third quarter of fiscal 2001.

During the quarter ended March 25, 2001, UltraRF exceeded our revenue expectation at $9.3 million. In the long term, UltraRF's success will depend on the rate at which we diversify our Spectrian-concentrated business. However, we experienced a strong quarter from Spectrian, with sales extending beyond the minimum purchase requirements in our contract. We believe the LDMOS product line will enable growth of our products to customers other than Spectrian. These products focus on multi-carrier applications and may allow for new design wins.

The balance of our revenue is derived from government and customer research contract funding.

We continue to focus on cost reduction as one of our highest priorities. During the past twelve months, we maximized our capacity and have invested in additional plant and equipment and other infrastructure that has increased our overall cost base. We anticipate that we will use much of this equipment and infrastructure in the near term to perform research and development work to support the commercialization and growth of future products. We are also now thoroughly examining our cost structure and identifying ways to minimize costs through vendor negotiations, process improvements and other efficiencies and to increase overall yields. We believe that a successful cost reduction program will be critical to meeting our profit objectives over the next several quarters.


RESULTS OF OPERATIONS

Three Months Ended March 25, 2001 and March 26, 2000

Revenue. Revenue grew 81% from $29.5 million in the third quarter of fiscal 2000 to $53.4 million in the third quarter of fiscal 2001. This increase was attributable to a rise in product revenue of 84% from $26.2 million in the third quarter of fiscal 2000 to $48.0 million in the third quarter of fiscal 2001. Without the acquisition of Ultra RF, revenue for the third quarter would have increased 49% over the prior year comparative results. Much of the increase in revenue for our core business unit resulted from demand for our LED and silicon carbide wafer products. LED chip volume increased 127% over units delivered in the third quarter of last year. Our new ultra-bright LED products showed the highest percentage gain over the December 2000 quarter as unit shipments increased more than five times. Ultra bright products, which are approximately two times brighter than our high-brightness chips, made up more than 24% of our total chip volume and 39% of total LED revenue during the quarter. The ultra bright products will likely continue to replace some of the demand for older devices, as new customer product qualifications are completed. As a result of the growth of these products, our high-brightness chips declined sequentially from 71% in the December 2000 quarter to 42% of LED sales for the March 2001 quarter. Sales of our standard-brightness chips continued to be strong in the third quarter of fiscal 2001 as volume increased 153% over the same quarter in the prior year due to the timing of demand for automotive applications, displays and indicator lights. Average LED sales prices declined 27% in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000, and 6% sequentially, due to expected contractual volume discounts given to customers.

SiC wafer sales increased 120% in the third quarter of fiscal 2001 compared to the same period of fiscal 2000. This is due to demand from the corporate and research communities, including new interest in SiC for microwave and power devices from certain customers and other customers now using our SIC wafers for commercial production. Wafer units have increased 148%, while average sales prices have declined 11% in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Sales of gemstone products declined 100% during the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000, as there were no sales to Charles & Colvard ("C&C") during the March 2001 quarter. We anticipate little to no revenue from this customer over the next several quarters.

Revenue from our newly acquired UltraRF subsidiary was $9.3 million during the March 2001 quarter, which was relatively unchanged from results reported by UltraRF as a division of Spectrian Corporation in the December 2000 quarter. UltraRF continues to ramp its production of LDMOS products currently being shipped for next generation wireless base station applications while working on new customer design wins. We acquired Ultra RF in December 2000; therefore, there were no sales for this unit in the comparable March 2000 quarter.

Contract revenue received from U.S. Government agencies and non-governmental customers increased 59% during the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 due to additional contract awards received. During the past 12 months, our Cree Lighting subsidiary, and we were awarded 12 new government funded contracts. In addition, certain prior year rate adjustments were recorded which increased revenue in the March 2001 quarter.

Gross Profit. Gross profit increased 63% to $25.7 million in the third quarter of fiscal 2001 compared to $15.8 million in the third quarter of fiscal 2000. Compared to the prior year, gross margin decreased to 48% from 54% of revenue. Lower margins resulted from the combination of the UltraRF business, where gross margins were 42% of revenue for the third quarter of fiscal 2001. Margins were lower for this unit due to one-time adjustments to record costs associated with acquired inventory at fair value in accordance with the purchase method of accounting, in addition to other adjustments to costs. Without these adjustments, margins at UltraRF would have been 49%. Our product margin, excluding UltraRF, would have been 53% of revenue for the March 2001 quarter. The LED line also realized lower profitability due to contractual declines in average sales prices combined with flat costs. In the March 2001 quarter, we made chip modifications to certain LED products that we believe will improve our competitive advantage for new design wins. We believe the challenges involved with learning this new process were mostly overcome during the third quarter of fiscal 2001, therefore, we target improved yields for our LED products in the fourth quarter of 2001. Wafer costs for SIC material sales were also flat in the third quarter of fiscal 2001, compared to results in the third quarter of fiscal 2000.

Research and Development. Research and development expenses increased 64% or $1.4 million in the third quarter of fiscal 2001 to $3.6 million from $2.2 million in the third quarter of fiscal 2000. Increased spending for research and development results from the combination of UltraRF expenses and increased internal funding to support microwave and optoelectronic programs. Without the addition of UltraRF expenses, research and development costs would have increased 32% from the third quarter of fiscal 2000. Internal funding for programs is targeted to accelerate in the next several months as we increase our efforts to develop new products that we believe will improve our competitive position and create new opportunities for the use of silicon carbide and gallium nitiride in the marketplace.

Sales, General and Administrative. Sales, general and administrative expenses increased 76% or $2.2 million in the third quarter of fiscal 2001 to $5.1 million from $3.0 million in the third quarter of fiscal 2000, due to the combination of UltraRF expenses and significant legal costs primarily associated with patent litigation. Excluding UltraRF results, selling, general and administrative expenses would have been 37% higher, which is directly attributed to costs incurred during the March 2001 quarter in connection with ongoing intellectual property litigation.

Intangible Assets Amortization and In-Process Research and Development Costs. As a result of the acquisition of UltraRF, we generated goodwill and other intangible assets, which will be amortized over periods ranging from five to 10 years. In addition, due to the combination with Ultra RF, we recorded a one-time charge of $17.4 million in the third quarter of fiscal 2001 associated with acquired in-process research and development costs.

Other (Income) Expense. Other expense decreased to $158,000 during the third quarter of fiscal 2001 from $1.2 million recognized for the third quarter of fiscal 2000. This decrease is attributable to the disposal of fewer fixed assets during the quarter.

Other Non Operating Income (Loss). Other non-operating income declined $333,000 to $162,000 for the third quarter of fiscal 2001 due to reduced gains from the sale of trading securities being recognized.

Interest Income, Net. Interest income, net has remained constant at $3.8 million for the third quarter of fiscal 2001 and fiscal 2000.

Income Tax Expense. Income tax expense for the third quarter of fiscal 2001 was $6.3 million compared to $4.7 million in the third quarter of fiscal 2000. The increase in income tax expense resulted from higher income before income taxes, adjusted for acquired in-process research and development charges, which were not deductible for tax purposes during the third quarter of fiscal 2001. The income tax provision rate was 34% for both periods.

Nine Months Ended March 25, 2001 and March 26, 2000

Revenue. Revenue increased 76% from $75.2 million in the first nine months of fiscal 2000 to $132.5 million in the first nine months of fiscal 2001. This increase resulted from a rise in product revenue of 80% from $66.6 million in the first nine months of fiscal 2000 to $119.9 million in the first nine months of fiscal 2001. Greater product revenue was largely a result of the 100% increase in sales of our LED products in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. Our high-brightness LED products experienced the heaviest demand; however, units sold of our standard-brightness chips also increased 38% during the comparative period. Overall LED chip volume grew 135% in the first nine months of fiscal 2001 over units shipped in the first nine months of fiscal 2000, while our average sales prices for LEDs sold during each period declined 15% due to expected contractual volume discounts.

SiC wafer sales increased 72% in the first nine months of fiscal 2001 compared to the same period of fiscal 2000, due to heavy demand from the corporate and research communities, including new interest in SiC for microwave and power devices from certain customers. Wafer units have increased 122%, while average sales prices have declined 15% in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. Average sales prices declined due to a shift in mix to high volume products now used by our customers in their commercial production applications.

Revenue attributable to sales of SiC material used in the gemstone business was 58% lower in the first nine months of fiscal 2001 than in the same period of fiscal 2000. This decline was due to C&C ramping up their gemstone business in the first half of fiscal 2000, while reducing their orders in fiscal 2001 as they balance their inventory. We anticipate little to no revenue from the gemstone business over the next several quarters.

Revenue from UltraRF increased 100% during the first nine months of fiscal 2001 compared to the same period in fiscal 2000, as we acquired the UltraRF business in a purchase transaction on December 29, 2000.

Contract revenue received from U.S. Government agencies and customers increased 45% during the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. Contract revenue grew over the same period of the prior year due to new contract awards, increases in funding under existing programs and rate adjustments recorded. During the 12 months ended March 2001, our Cree Lighting Company subsidiary and we were awarded 12 new government funded contracts.

Gross Profit. Gross profit increased 80% from $38.0 million in the first nine months of fiscal 2000 to $68.3 million in the first nine months of fiscal 2001. This increase is due primarily to the rise in LED sales. Margin on LED products also improved in the nine months ending March 2001 as compared to the same period in the prior year as average LED sales prices were reduced 15% while average LED costs were 16% lower due to higher throughput and manufacturing yield on high-brightness LEDs. Margins on wafer products declined during the first nine months of fiscal 2001 compared to the same period in the prior year as average sales prices decreased 15% while costs were reduced 12%.

Research and Development. Research and development expenses increased 57% in the first nine months of fiscal 2001 to $8.0 million from $5.1 million in the first nine months of fiscal 2000. Much of this increase resulted from the acquisition of UltraRF, as well as a greater investment made for research in the RF and microwave, power and optoelectronics programs. We believe that internal funding for the development of new products will continue to grow especially in the next few quarters.

Sales, General and Administrative. Sales, general and administrative expenses increased 55% in the first nine months of fiscal 2001, to $12.1 million, from $7.8 million in the first nine months of fiscal 2000. This increase in expenses is due to the acquisition of Ultra RF and greater spending to support the overall growth of the business, as well as costs associated with ongoing intellectual property litigation.

Intangible Asset Amortization and In-Process Research and Development Costs. The purchase of UltraRF generated goodwill and other intangible assets, which will be amortized over periods ranging from five to 10 years. In addition, as a result of the acquisition of UltraRF, we recorded a one-time charge of $17.4 million in the third quarter of 2001 associated with acquired in-process research and development costs

Other (Income) Expense. Other expense decreased to $220,000 during the first nine months of fiscal 2001 from $1.3 million for the first nine months of fiscal 2000. The decrease was attributable to fewer fixed asset disposals.

Other Non Operating Income (Loss). Other non-operating income declined $432,000 to $ 63,000 for the first nine months of fiscal 2001 due to reduced gains from the sale of trading securities being recognized.

Interest Income, Net. Interest income, net increased 163% to $12.9 million in the first nine months of fiscal 2001 from $4.9 million in the first nine months of fiscal 2000. This was due to higher average cash balances being available in the first nine months of fiscal 2001 as a result of the public stock offering completed in January 2000. Higher interest rates in the first nine months of fiscal 2001 also improved interest income.

Income Tax Expense. Income tax expense for the first nine months of fiscal 2001 was $20.0 million compared to $10.1 million in the first nine months of fiscal 2000. This increase resulted from higher profitability during the first nine months of fiscal 2001 over the same period in fiscal 2000, as adjusted for the cost of in-process research and development which is non-deductible in the current period. Our income tax provision rate was 34% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity, bank borrowings and revenue from product and contract sales. As of March 25, 2001, we had working capital of $215.2 million, including $204.7 million in cash and short-term investments. Operating activities generated cash of $57.5 million for the first nine months of fiscal 2001 compared with $26.0 million generated during the comparative period in fiscal 2000. This increase was primarily attributable to higher profitability.

Most of the $23.5 million used in investing activities in the first nine months of fiscal 2001 was related to the purchase of securities held to maturity of $116.5 million. In addition, we spent $88.1 million in capital expenditures during the first nine months of fiscal 2001 compared to $47.0 million during the same period in the prior fiscal year. The majority of the increase in spending was due to new equipment additions to increase manufacturing capacity in our epitaxy, cleanroom and package and test areas. We are also nearing the completion of a 125,000 square foot facility expansion at our production site near Research Triangle Park, North Carolina. The increase in other long-term assets of $26.7 million in the first nine months of fiscal 2001 represents strategic investments made in private companies. Proceeds of $215.0 million from the sale of securities held to maturity were used to fund these investing activities.

Cash used in the financing activities included a common stock repurchase of 1,850,000 shares on the open market for $30.7 million. In addition, we received $9.9 million in proceeds from the exercise of stock options from our employee stock option plan and the exercise of outstanding stock warrants.

We may issue additional shares of common stock for the acquisition of complementary businesses or other significant assets. From time to time we evaluate potential acquisitions of and investments in complementary businesses and anticipate continuing to make such evaluations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE DISCLOSURES

As of March 25, 2001, the Company maintains investments in equity securities that are treated for accounting purposes under SFAS 115 as ""available for sale" securities. These investments are carried at fair market value based on quoted market prices of the investments as of March 25, 2001, with net unrealized gains or losses excluded from earnings and reported as a separate component of stockholder's equity. These investments are subject to market risk of equity price changes. Management views these stock holdings as investments; therefore, the shares are accounted for as "available for sale" securities under SFAS 115. The fair market value of these investments as of March 25, 2001, using the closing sale price of March 23, 2001, was $9.6 million.

During the first nine months of fiscal 2001, the Company invested some of the proceeds from its January 2000 public offering in other investments at fixed interest rates that vary by security. No other material changes in market risk were identified during the most recent quarter.


QUALITATIVE DISCLOSURES

Investments in the common stock of other public companies are subject to the market risk of equity price changes. While the Company can not predict or manage the future market price for such stock, management continues to evaluate its investment position on an ongoing basis.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As discussed in the Company's reports on Form 10Q filed November 3, 2000 and February 2, 2001, the Company and North Carolina State University ("NCSU") commenced a patent infringement lawsuit on September 22, 2000 against Nichia Corporation and Nichia America Corporation in the United States District Court for the Eastern District of North Carolina. In their answer to the complaint, Nichia Corporation and Nichia America Corporation denied infringement and asserted counterclaims seeking a declaratory judgement that the subject patent is invalid, and non infringed. Nichia America Corporation also moved on December 11, 2000, for partial summary judgement seeking a determination that the subject patent is invalid. The Company and NCSU have opposed the motion, which remains pending.

Nichia Corporation also asserted counterclaims alleging that the Company is infringing four U.S. patents relating to nitride semiconductor technology and further asserting misappropriation of trade secrets and related claims against the Company and a former Nichia Corporation researcher now employed by a Company subsidiary, Cree Lighting Company, on a part-time basis. On February 20, 2001, the Company and its counterclaim codefendant moved to dismiss the non-patent counterclaims on the grounds that Nichia Corporation failed to allege a basis for subject matter jurisdiction and failed to state a claim upon which relief may be granted. The motion also seeks dismissal of certain counterclaims on forum non-conveniens grounds.

On February 20, 2001, the Company also replied to the patent infringement counterclaims, denying any infringement and asserting a claim seeking a declaratory judgement that the four patents at issue are invalid, unenforceable and not infringed. The Company also added a claim for damages in which it alleges that Nichia Corporation's actions in asserting the patent infringement counterclaims were not made for any legitimate purpose and constitute unfair competition in violation of North Carolina law. On April 2, 2001, Nichia Corporation moved to leave to file an amended answer and counterclaim that seeks to address jurisdictional concerns, to add Cree Lighting Company as a counterclaim defendant and to add federal statutory claims under the Computer Fraud and Abuse Act against the Cree Lighting Company employee previously added as a party. The motion for leave to file the amended answer and counterclaim has been opposed and remains pending.

Motions of the parties for protective orders have been denied so discovery is proceeding, except that the court has stayed discovery as to damages and willful infringement issues pending ruling on a motion filed by the Company and NCSU seeking to have the proceedings bifurcated into separate liability and damages phases.

Although there can be no assurances of success, the Company believes the counterclaims asserted in the North Carolina case are without merit and intends to defend against them vigorously.

As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000, the Company has also intervened in three patent infringement lawsuits filed in Tokyo District Court by Nichia Corporation against one of the Company's distributors. The complaint in one of these cases, filed in December 1999, alleges that the Company's standard brightness LED products infringe a Japanese patent owned by Nichia Corporation. The court has closed proceedings in the case and is scheduled to render its decision during the fourth quarter of fiscal 2001. Although there can be no assurances of success, the Company's management believes the claims asserted in the Japanese lawsuits are without merit and intends to defend the Company's products against them vigorously.

ITEM 2.  CHANGES IN SECURITIES

In January 2001, the Company sold put options covering an aggregate of 1.95 million shares of its common stock. The sale of the put options is described in the Notes to Consolidated Financial Statements (unaudited) included in Part I,
Item I of this report and such description is incorporated by reference into this Part II, Item 2.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

     (b)
              99.1     Certain Business Risks and Uncertainties

     (b)      Reports on Form 8-K:

                  On March 19, 2001 the Company amended its Form 8-K dated December 29, 2000 to report financial results associated with the acquisition of Ultra RF, Inc.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CREE, INC.


Date: May 9, 2001               /s/ Cynthia B. Merrell
                                ----------------------------------------------
                                    Cynthia B. Merrell
                                    Chief Financial Officer and Treasurer
                                    (Authorized Officer and Chief Financial and
                                    Accounting Officer)