Form 10-K
period 2001-06-24
CREE INC
filed 2001-08-27
CIK 895419

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 24, 2001

                                   CREE, INC.
             (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                      0-21154                       56-1572719
 (State or other jurisdiction        (Commission File No.)             (I.R.S. Employer
       of incorporation)                                            Identification Number)

                4600 SILICON DRIVE, DURHAM, NORTH CAROLINA 27703
                    (Address of principal executive offices)

                                 (919) 313-5300
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $0.00125 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of August 10, 2001 was approximately $1,624,564,008 (based on the closing sale price of $22.92 per share).

The number of shares of the registrant's Common Stock, $0.00125 par value per share, outstanding as of August 10, 2001 was 72,940,483.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 23, 2001 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   CREE, INC.
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 24, 2001

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   21
Item 3.   Legal Proceedings...........................................   22
Item 4.   Submission of Matters to a Vote of Security Holders.........   23

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   24
Item 6.   Selected Financial Data.....................................   25
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   26
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   32
Item 8.   Financial Statements and Supplementary Data.................   34
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   58

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   58
Item 11.  Executive Compensation......................................   58
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   58
Item 13.  Certain Relationships and Related Transactions..............   58

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   58

SIGNATURES............................................................   60

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Cree, Inc., a North Carolina corporation, was established in 1987 to commercialize silicon carbide, or SiC, semiconductor wafers and devices. Today, we are the world-leader in developing and manufacturing compound semiconductor materials and electronic devices made from SiC and gallium nitride, or GaN. We have also acquired technology expertise in the area of silicon-based bipolar and laterally diffused metal oxide semiconductors, or LDMOS, products that are used in wireless infrastructure. We operate our business in two segments, the Cree segment, which consists of our SiC based products, and the UltraRF segment, which consists of radio frequency, or RF, transistors and amplifiers on a silicon platform.

SiC-based devices offer significant advantages over competing products made from silicon, gallium arsenide, sapphire and other materials for certain electronic applications. We use our compound semiconductor technology to make enabling products such as blue and green light emitting diodes, or LEDs. We sell our LEDs to customers who package them for use in applications such as backlighting for automotive dashboards and automotive interior lighting, wireless handsets and other consumer products. Other applications for our LEDs include indoor and outdoor full color displays, such as video boards in indoor arenas and outdoor stadiums or billboards and message signs. Our LEDs are also used in traffic signals, indicator lights for consumer or industrial equipment and miniature white lights used for illumination applications. We have developed several generations of LED products, including our MegaBright(TM) and UltraBright(TM) LEDs, both released during fiscal 2001, which offer increased brightness over our previous diodes and small chip products which consume less power. Our SiC and GaN based blue and green LEDs offer benefits to our customers over competing products, including an industry standard chip structure, improved resistance to electrostatic discharge, small size and low unit price. We recently introduced an ultraviolet, or UV, LED product that when combined with a red, green, blue phosphor coating, may enable a higher quality emission of white light than alternative methods using a blue LED combined with yellow phosphors. We also manufacture SiC material products, including SiC wafers that we sell for use in manufacturing and for research directed to optoelectronics, microwave and power applications.

In December 2000, we acquired substantially all of the assets and liabilities of UltraRF, Inc., or UltraRF, which was previously a division of the Spectrian Corporation, or Spectrian. UltraRF operates its own wafer fabrication facility that utilizes a silicon substrate together with bipolar and LDMOS technologies to produce high-power, high performance RF power semiconductors for use in the design and manufacture of wireless infrastructure equipment. We have product initiatives for RF and microwave transistors using SiC and GaN technology. We believe that these products may be useful in a variety of applications, including power amplifiers for next generation wireless infrastructure, home-based multi-channel, multi-point subscriber units, wireless local loop applications, digital broadcast and solid state radar.

We have new product initiatives aimed at developing LEDs with higher luminous efficiency to expand our existing family of optoelectronic devices. We believe that if certain significant milestones are achieved, the LED chips currently in development may enable our customers to produce white lamps designed to compete in the conventional lighting market. In addition, we are developing and sampling high power devices for power conversion and switching uses, which we believe, will allow for more efficient use of energy in certain applications over alternative silicon based semiconductor solutions. We are also developing blue laser diodes for use in high-density digital versatile disk, or DVD, and other optical storage applications.

BACKGROUND

Most semiconductor devices are fabricated on wafers made from silicon crystals. Silicon evolved as the dominant semiconductor material because it is relatively easy to grow into large, single crystals and is suitable for fabricating many electronic devices. Alternative materials, such as gallium arsenide, or GaAs, have emerged to enable the fabrication of new devices with characteristics that could not be obtained using silicon, including certain RF, microwave, LED, laser and other solid state devices. However, GaAs, silicon and other commercially available semiconductor materials have certain physical and electronic characteristics that limit their usefulness in certain applications. For example, silicon and GaAs-based semiconductors have not demonstrated the ability to fabricate short wavelength optoelectronic devices. In addition, the power handling capabilities of silicon and GaAs-based microwave transistors can limit the power and performance of microwave systems used in certain commercial and military applications. SiC can deliver five times more power per single device than silicon or GaAs based devices, therefore, SiC based wireless systems may use fewer transistors per base station with less complex circuitry, which may result in a lower system cost. Furthermore, few silicon or GaAs devices can operate effectively at temperatures above 400(degree) Fahrenheit. This is a significant limitation for applications such as advanced electronic systems for high power electric motors, jet engines and satellites.

Substantial research and development efforts have been undertaken to explore the properties of other potential semiconductor materials. These efforts have identified few candidate materials that are capable of being grown as low defect single crystals, a requirement in the production of most semiconductors. Of the few potential candidates, SiC possesses physical and electronic properties that meaningfully increase device performance over products fabricated from other semiconductor materials in general use. The properties of SiC also make it an excellent material for extending existing semiconductor device technology where high power, high temperature or short wavelengths are important for performance.

SIC OVERVIEW

SiC has many physical characteristics that make it difficult to produce. For example, in a typical semiconductor manufacturing process, the semiconductor material is grown in single crystal form and sliced into wafers. The wafers are then polished and chemically etched, coated with thin crystalline films containing controlled levels of impurities and fabricated into devices. Because SiC can form many different atomic arrangements and must be grown at process temperatures above 3,500(degree) Fahrenheit, it is difficult to grow large single crystals that are homogeneous in structure. In addition, the high temperatures required to grow SiC make the control of impurity levels in SiC crystals and thin films difficult. "Micropipes", or small diameter holes, may appear in the crystals during their growth, affecting the electrical integrity of the wafer and reducing the usability of portions of the wafer for certain applications. Slicing and polishing SiC wafers is also hindered by the intrinsic hardness of the material. Similarly, its inherent chemical resistance makes SiC a difficult material to etch. The characteristics discussed below distinguish SiC from conventional silicon and GaAs-based semiconductor materials, resulting in significant advantages if production hurdles can be overcome:

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

THE CREE SOLUTION

Some of the same physical characteristics that make SiC an excellent material for certain semiconductor applications also make the material very difficult to produce. Through our 14 years of development and manufacturing experience, we have succeeded in overcoming many of the difficulties involved in processing SiC for commercial use. We introduced our first LED product in October 1989 and believe we are currently the leading volume producer of SiC wafers and SiC and GaN-based blue and green LED products in the world. We believe that our proprietary process techniques and the inherent attributes of SiC give our products significant advantages over competing products for certain electronic applications. These advantages include:

BLUE AND GREEN LIGHT EMISSION. We produce high efficiency blue and green LEDs using GaN and other nitrides grown on SiC substrates. Other manufacturers of nitride-based LEDs currently use sapphire substrates. The conductive properties of SiC enable us to fabricate a less complex LED chip that is smaller than LEDs grown on competing sapphire substrates. Our chips made with SiC are the same size as red, green and amber LED chips made from other materials that are widely used in industry. We believe the standard size of our chip affords our customers more flexibility in gaining design wins and our smaller chip size enables our product to be offered for a lower cost per chip in comparison to sapphire-based products currently available.

We have also demonstrated in the laboratory and are continuing development of nitride-based blue laser diodes grown on SiC. The principal advantages of SiC over other substrate materials for blue laser diodes are the high electrical and thermal conductivity attributes of the material and the ability for the material to be cleaved, providing an excellent surface for laser light emission.

ENABLING SUBSTRATE PROPERTIES. The inherent attributes of SiC as a substrate enable researchers to work on developing new optoelectronic, microwave and power devices that offer significant advantages over competing products and which could not be produced as effectively on other substrate materials. We manufacture SiC wafers for both internal use and for sale to external development programs to further new product development. In October 1999, we introduced a larger three-inch wafer to production for research purposes and have recently released new three-inch wafer products capable of meeting higher performance needs of power and microwave devices. We have also demonstrated a four-inch prototype wafer.

HIGH POWER RF AND MICROWAVE OPERATIONS. We have demonstrated SiC RF and microwave transistors that can operate at much higher voltages than silicon or GaAs because of SiC's high breakdown electric field, allowing much higher power operation at high frequencies. These same advantages exist for microwave devices made using GaN on SiC substrates, which can also operate at much higher frequencies than SiC-only devices. We began shipping limited quantities of SiC RF devices that can be used in wireless infrastructure applications. As the performance of silicon based LDMOS products became enhanced, we determined that near-term wireless infrastructure power amplifiers were likely to be manufactured with these products rather than our SiC based devices. As a result, we acquired UltraRF in December 2000 to participate in the power amplifier market in the near term. We believe our SiC devices will likely be more efficient in higher frequency devices such as wireless local loop, or WLL, multi-channel multi-point distribution systems, or MMDS, and future generation base stations. In addition, we continue to develop GaN based devices for high frequency wireless infrastructure and other commercial and defense related applications.

HIGH POWER, HIGH VOLTAGE OPERATION. We are developing SiC power diodes and switches that are able to operate at higher power densities than other semiconductor materials used currently because of the much higher breakdown electric field of SiC. In addition, we believe that our SiC power devices will be able to operate with lower resistive losses and lower switching losses than those made with silicon or GaAs.

PRODUCTS

We operate our business in two segments, the Cree segment, which consists of our SiC based products, and the UltraRF segment, which consists of RF transistors and amplifiers on a silicon platform. The following chart illustrates our existing products and existing and potential applications for these products by our customers and their end users:

               PRODUCT                       EXISTING AND POTENTIAL USER APPLICATIONS
               -------                       ----------------------------------------
CREE SEGMENT:
Blue and green and UV LEDs             -  Backlighting in applications such as automotive
                                          dashboards and interior lighting, wireless
                                          handsets and other lighting applications
                                       -  Large indoor full color displays, such as arena
                                          video screens
                                       -  Large outdoor full color displays
                                       -  White light products designed to replace miniature
                                          incandescent bulbs, and other lighting
                                          applications
                                       -  Traffic signals
                                       -  Indicator lights used for consumer, office and
                                          other equipment
Material products                      -  Manufacture of LEDs
                                       -  Manufacture of power devices
                                       -  Research and development for new semiconductor
                                          devices
                                       -  Gemstones
RF transistors                         -  Digital broadcast systems
                                       -  Solid-state radar systems
                                       -  Military communications systems
ULTRARF SEGMENT:
RF transistors                         -  Power amplifier systems for wireless
                                          infrastructure, such as base stations

THE CREE SEGMENT:

BLUE AND GREEN LEDs

LEDs are solid-state chips used in miniature lamps in everyday applications such as indicator lights on printers, computers and other equipment. LEDs generally offer substantial advantages over small incandescent bulbs, including longer life, lower maintenance cost and energy consumption, and smaller space requirements. Groups of LEDs can make up single or multicolor electronic displays. Since the introduction of our first blue SiC-only LED product in 1989, we have developed several generations of LED products. These products include blue and green LEDs using nitride materials on SiC substrates, a more robust conductive buffer chip that is easier to build into lamps, a small size low power diode and several generations of higher brightness products. Prior to the release of our blue MegaBright(TM) LED device in May 2001, sapphire-based products offered by our competitors had a higher brightness than our LED products. We believe that the brightness output of the MegaBright(TM) chip equals the highest performing sapphire chips available in the market in the blue color range. With the release of the UltraBright(TM) and MegaBright(TM) products during fiscal year 2001, we have increased the brightness of our products by four times in less than one year. In July 2001, we announced the release of a MegaBright(TM) UV LED chip that is designed to be packaged with a phosphor coating developed by our customers. We believe that this packaged chip can be used as a white light source for consumer product backlighting and in illumination applications such as a replacement to miniature incandescent bulbs, and decorative and architectural lighting. We believe that the MegaBright(TM) products offer the highest level of brightness that is comparable with any nitride LED available in the world. The blue product is offered at 10 milliwatts of power, while the UV device generates 12 milliwatts of power. We believe these products are priced lower than competing nitride products based on sapphire. We will continue to work to improve the brightness of our UV chip with higher performance than currently available. Over the next five to ten years, we believe these yet to be developed products could be used to produce white lamps to compete with conventional lighting products for certain applications. In addition, we are working on a new higher brightness green LED device that we believe will allow us to better compete in the outdoor signage and traffic signal markets. We believe that LEDs made from SiC substrates offer important benefits over those made from sapphire substrates including:

     - an industry standard vertical chip structure requiring a single wire bond that permits faster LED assembly and reduced cost;

     - a small chip size;

     - improved resistance to electrostatic discharge, or ESD, which reduces the cost, engineering effort and time to qualify LEDs at customer production sites and;

     - a low-priced product as compared to sapphire based devices.

Presently, our LED chips are used for backlighting purposes in applications such as automotive dashboards, interior automotive lighting, and liquid crystal displays or LCDs, including wireless handsets and other consumer products. In addition, they are used in consumer products and office equipment as indicator lighting, full color video display technology, such as arena video boards, billboards and moving message advertising and informational signs. Our standard brightness LED products, offered in blue wavelengths only, are primarily used in automotive or indoor display applications or as indicator lights. Our recently released MegaBright(TM) blue and UV LEDs, that are currently available in limited commercial quantities, in addition to our previous generation blue products, are designed for use in manufacturing solid-state LED components that emit white light. By passing blue or near UV LED output through certain conversion materials such as phosphors, blue or UV light may be converted into white light. We currently sell blue LED chips to customers who produce packaged components that emit white light. Current commercial products incorporating our chips for white light conversion include backlighting applications for automobile dashboards and instrumentation and LCD backlighting for wireless handsets.

We are focusing current development efforts on further improving the brightness as well as lowering our cost to manufacture our LEDs. We believe that increased brightness will continue to be necessary to effectively compete against LEDs fabricated on sapphire substrates, and may eventually lead to products marketed for commercial lighting applications. LED products represented 65%, 63%, and 49% of our revenue for the fiscal years ended June 24, 2001, June 25, 2000, and June 27, 1999, respectively.

MATERIALS PRODUCTS

We manufacture SiC wafers for sale to corporate, government and university programs that use SiC as the basis for research in optoelectronic, microwave and high power devices. Each order may be sold as a bare wafer or customized by adding epitaxial films, depending upon the nature of the customer's development program. For the past several years, we have worked to improve the quality of our wafers while increasing their size. In October 1999, we introduced our first three-inch wafer for sale to the research community and we have recently expanded our product line of three-inch wafers that are better suited for the manufacture of power and microwave devices. We also sell some wafers to Osram OS, or Osram and Infineon Technologies, or Infineon, for the production of LED and power products, respectively.

Single crystalline SiC has characteristics that are similar to diamond, including properties relating to hardness and brilliance. Through a proprietary process, we manufacture SiC crystals in near colorless form for use in gemstone applications. We sell SiC crystals directly to Charles & Colvard, or C&C, a company founded to develop gemstone products from SiC crystals. C&C cuts and facets the SiC crystals to fabricate diamond-like gemstones targeted at customers who desire affordable high quality jewelry. Sales of gemstone crystals declined from 15% of revenue in fiscal 2000 to only 3% of revenue in fiscal 2001. Future demand for this product is dependent on C&C's ability to cut, facet and effectively market its gemstone products. Wafer and other material products represented 14%, 26% and 37% of our revenue for the fiscal years ended June 24, 2001, June 25, 2000, and June 27, 1999, respectively.

POWER DEVICES

In July 2001, we announced the first of a planned line of SiC based power devices. Samples of this product were shipped beginning in the third quarter of fiscal 2001. This product is a 600 Volt Schottky diode device. We believe that these products can be employed in applications involving power conditioning as well as power switching. SiC-based power devices have the potential to handle significantly higher power densities than existing silicon-based devices and operate at significantly higher temperatures and voltages with superior switching capabilities, yielding power savings due to higher efficiency. Potential applications include power drive components for electric vehicles, lighting ballast components and industrial motor controls. At this time, we are shipping only limited quantities of these products. Revenue growth from sales of these devices is dependent on the results of customer evaluations of the Schottky diode device and whether the products are designed into customer applications.

RF AND MICROWAVE TRANSISTORS

During fiscal year 2000, we began to offer the first 10-watt transistor products made from SiC to customers in limited quantities. We believe that these products can be used in a variety of power amplifier applications, including wireless infrastructure, home-based subscriber units, cable TV and digital broadcast applications. At this time we are shipping only limited quantities of these products. Revenue growth from sales of these devices is dependent on the results of customer evaluations of the first SiC RF products and whether the products are designed into customer applications.

THE ULTRARF SEGMENT:

RF AND MICROWAVE TRANSISTORS

In December 2000, we acquired UltraRF, a division of Spectrian, based in Sunnyvale, California. UltraRF produces bipolar and LDMOS devices made from silicon. We believe that silicon bipolar and LDMOS technology is complimentary to our SiC and GaN based microwave devices. These products enable us to provide an array of power amplifier semiconductor devices designed to meet the full spectrum of the wireless infrastructure market now and in the future. By acquiring UltraRF, we have access to technology that we believe will likely be used in the roll out of second and third generation wireless solutions, in addition to lower frequency applications. UltraRF products are currently qualified for use in Advanced Mobile Phone Services, or AMPS, Time Division Multiple Access, or TDMA, Code Division Multiple Access, or CDMA, Global System for Mobile Communications, or GSM, and Universal Mobile Telephone Service, or UMTS, based systems. UltraRF is the only independent LDMOS fabricator in the world and one of only four major manufacturers of these devices.

The market for cellular communications services has grown substantially during the past decade due to decreasing prices for wireless handsets, increasing competition among service providers and a greater availability of high quality services. In addition, several developing countries are installing wireless telephone networks as an alternative to installing, expanding or upgrading traditional wireline networks. A typical wireless communication system comprises a geographic region containing a number of cells, each of which contains a base station, which are networked to form a service provider's coverage area. Each base station houses the equipment that sends telephone calls to and from the switching office of the local wireline telephone company and transmits and receives calls to the wireless users within the cell. Base stations may be configured as single carrier or multi-carrier designs.

Traditional cellular systems based on analog technology operate in the frequency range of 800 MHz to 1,000 MHz and are capable of carrying only one call per channel in the allocated spectrum. Analog systems are being replaced with digital systems, which convert voice transmission into bits of electronic information that enable data transmission among other things. The three dominant digital transmission modulation formats for cellular networks include GSM, TDMA and CDMA systems and operate in frequency ranges from 1800 MHz to 2400 MHz. These systems have a call capacity of three to eight times that of first generation networks. The implementation of these digital networks has resulted in an increased demand for network infrastructure equipment. By acquiring UltraRF, we are now able to produce both bipolar and LDMOS products that are used in the manufacture of power amplifiers used in both analog and digital base stations. UltraRF produces the semiconductor content of a power amplifier, which is used in a base station to boost the power of a signal so that it can reach a wireless phone or other device within a designated geography.

Radio frequency and microwave products represented 11% of our revenue for the fiscal year ended June 24, 2001.

PRODUCTS UNDER DEVELOPMENT

The following chart illustrates the potential user applications for each area of current product development:

PRODUCT CATEGORY                            POTENTIAL USER APPLICATIONS
----------------                            ---------------------------
CREE SEGMENT:
LEDs with higher luminous efficiency        -  Larger display backlight
                                            -  Premium outdoor display signs
                                            -  Products for the lighting market
Power devices                               -  Industrial motor controls
                                            -  Electric vehicles
                                            -  High voltage power supplies
                                            -  Lighting ballasts
                                            -  Solid-state power transmission
Blue and ultraviolet lasers                 -  High density optical storage, such as DVDs
                                            -  Display applications
RF and microwave devices                    -  Power amplifier systems for wireless
                                               applications, such as base stations, wireless
                                               local loop and multi-channel, multi-point
                                               distribution system base station and
                                               subscriber sites
                                            -  Amplifiers for CATV
                                            -  Digital broadcast systems
                                            -  Solid-state radar systems
ULTRARF SEGMENT:
RF and microwave devices                    -  Power amplifier systems for wireless
                                               applications, such as base stations

THE CREE SEGMENT:

LEDs WITH HIGHER LUMINOUS EFFICIENCY

In May 2000, we acquired Nitres, Inc., (now a wholly owned subsidiary known as Cree Lighting Company or Cree Lighting) with operations based in Goleta, California. Cree Lighting is engaged in the development of new LED device and manufacturing technology, with the goal of developing higher efficiency LED technology that will permit LEDs to compete with incandescent and fluorescent lighting technology for conventional lighting markets. During fiscal 2001, we increased the brightness of our LED products by four times with the introduction of our UltraBright(TM) and then our MegaBright(TM) products. In order to compete with incandescent and fluorescent lighting technology for conventional lighting markets, the brightness of our products will need to increase by approximately four times over the brightness of our products available today. We do not anticipate that our products can achieve this level of brightness over the next few years, however, we believe we can achieve a greater level of brightness to permit for interim step illumination applications, such as miniature incandescent lighting replacements. We also continue to work on brighter green products that we are targeting for release in fiscal 2002. We are currently developing new large chip LED devices for use in backlighting. The development of these products is in early stage and will not likely be released in the near term.

POWER DEVICES

We are developing additional prototype high power devices that we believe have many potential uses. Such devices could be employed in applications involving power conditioning as well as power switching. In fiscal 1999, we entered into a three-year project with Kansai Electric Power Company, one of the largest power companies in the world, for development of SiC based devices for use in power transmission networks. We have successfully demonstrated a high efficiency rectifier capable of operating above 19 kV. This record blocking voltage exceeds the highest blocking voltage of any other known semiconductor. We continue to work on higher power devices such as Schottky and PIN diodes as well as power switches. However; we do not expect a product release of these devices in the near term.

BLUE AND NEAR ULTRAVIOLET LASER DIODES

We continue to focus on the development of blue and near ultraviolet laser diodes. SiC's inherent attributes, including its natural cleavability and high thermal conductivity, make it an excellent substrate material for development of such short wavelength laser diodes. The storage capacity of optical disk drives can be increased significantly by utilizing a laser diode capable of emitting shorter wavelength light. We have made prototypes of blue laser diodes, fabricated from nitride materials deposited on SiC substrates, which has a shorter wavelength than that of the red or infrared lasers used in applications today. We believe that the shorter wavelength of blue light could potentially result in storage capacity for optical disk drives that is significantly greater than the capacity permitted by red light. We also believe that blue laser technology will enable more compact sized electronics. We continue to work on increasing the lifetimes of our lasers and are targeting our first product to be released for sampling during fiscal 2002.

RF AND MICROWAVE DEVICES

We are currently developing SiC-based high power transistors that operate at radio and microwave frequencies. We believe these devices will have applications in future generation wireless base stations, high power solid-state broadcast systems for television and radio and radar search and detection equipment. These SiC-based devices are targeted for frequencies from 30 megahertz to 4 gigahertz. We believe that future SiC transistors in development, with higher output power per transistor than current silicon and GaAs-based devices, may allow wireless systems to use fewer transistors per base station, resulting in less complex circuitry, higher linearity and lower cost.

We are also developing GaN-based microwave transistors on SiC substrates at Cree as well as Cree Lighting, that are targeted for higher frequency applications (10 to 30 gigahertz) such as solid state radar systems. We previously reported the demonstration of GaN on SiC transistors that operated with an output power of 50 watts at 10 gigahertz, which we believe to be the highest publicly reported power output for a single device at this frequency. We also reported a record high power density of 10 watts per millimeter at 10 gigahertz at Cree Lighting. At our Durham, North Carolina facility, we have developed GaN monolithic microwave integrated circuits, or MMICs, that have demonstrated 24 watts of power at 16 gigahertz. This power density is higher than that achieved with equivalent silicon or GaAs-based devices. We do not anticipate that a commercial device capable of emitting power at this level will be available in the near term.

THE ULTRARF SEGMENT:

RF AND MICROWAVE DEVICES

We continue to enhance the capabilities of our silicon based LDMOS products and are working towards the release of a next generation device that we believe will allow for more linearity and increased power and match the best in class products of our competitors. We are targeting this product to be available in fiscal 2002. In addition, we are also developing an LDMOS module device that is easier to assemble in a power amplifier than our current device. We believe that this product will deliver a lower system cost to our customer due to less costly packaging, a smaller design and easy manufacture. We target this product to be released in fiscal 2002.

FINANCIAL INFORMATION ABOUT SEGMENTS

For financial information about business segments, please see Note 2, "Summary of Significant Accounting Policies and Other Matters" to our consolidated financial statements included in Item 8 of this report.

GOVERNMENT CONTRACT FUNDING

We derive a portion of our revenue with funding from research contracts with the U.S. Government. For the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, government funding represented 10%, 11% and 14% of total revenue, respectively. These contracts typically cover work performed over several months up to three years. These contracts may be modified or terminated at the convenience of the government. The contracts generally provide that we may elect to obtain title to inventions made in the course of research, with the government retaining a nonexclusive license to practice such inventions for government purposes.

RESEARCH AND DEVELOPMENT

We invest significant resources in research and development aimed at improving our semiconductor materials and developing new device and production technology. Our core SiC materials research is directed to improving the quality and diameter of our SiC substrates. We are also working to improve the quality of the SiC and nitride epitaxial materials we grow to produce devices and to improve device yields by reducing variability in our processes. These efforts are in addition to the on going projects that are focused on brighter LEDs, higher power RF and microwave devices, blue laser devices and higher power conditioning diodes discussed above.

We spent $38.4 million in fiscal 2001, $20.0 million in fiscal 2000 and $12.1 million in fiscal 1999 for direct expenditures relating to research and development activities. Off-setting these expenditures were $19.0 million in fiscal 2001, $12.7 million in fiscal 2000 and $9.0 million in fiscal 1999 of U.S. Government funding for direct and indirect research and development expenses. In addition, certain customers have also sponsored research activities related to the development of new products. Customers contributed $11.9 million in fiscal 2001, $5.5 million in fiscal 2000 and $ 4.5 million in fiscal 1999 towards our product research and development activities.

SALES AND MARKETING

We actively market our wafer and optoelectronic products through targeted mailings, telemarketing, select advertising and attendance at trade shows. We generally use an executive sales approach, relying predominantly on the efforts of senior management and a small direct sales staff for worldwide product sales. We believe that this approach is preferable in view of our current customer base and product mix, particularly since the production of lamp and display products incorporating LED chips is concentrated among a relatively small number of manufacturers. However, we depart from this approach for sales to certain Asian countries. In Japan, we market our LED products and SiC wafers through our distributors Sumitomo Corporation, or Sumitomo, and Shin-Etsu Handotai Co. Ltd., or Shin-Etsu. We also use sales representatives to market our LED products in Hong Kong, China, Taiwan and South Korea. We sell SiC crystal materials for use in gemstone applications directly to C&C under an exclusive supply agreement. We are using both direct sales and sales representative arrangements to market RF products for UltraRF.

CUSTOMERS

During fiscal 2001, revenues from three customers, Siemens AG, or Siemens, Sumitomo Corporation, or Sumitomo and Spectrian, each accounted for more than 10% of total revenue. Spectrian is a customer of the UltraRF segment. For the year ended June 25, 2000 revenue from Siemens, Sumitomo, C&C and the U.S. Government each accounted for more than 10% of total revenue. For the year ended June 27, 1999, revenue from Siemens, C&C and the U.S. Government each accounted for more that 10% of total revenue. For financial information about foreign and domestic sales, please see Note 2, "Summary of Significant Accounting Policies and Other Matters" to our consolidated financial statements included in Item 8 of this report.

BACKLOG

As of June 24, 2001, we had a firm backlog of approximately $86.5 million consisting of approximately $69.9 million of product orders and $16.6 million under research contracts signed with the U.S. Government, a portion which have not yet been appropriated. This compares to a firm backlog level of $76.5 million as of June 25, 2000, which consisted of approximately $55.1 million of product orders and approximately $21.4 million of research contracts signed with the U.S. Government. We believe the entire backlog could be filled during fiscal 2002, with the exception of approximately $13.1 million of product orders and $4.3 million in U.S. government funded contracts.

MANUFACTURING

Our SiC products are manufactured in a six-part process, which includes: SiC crystal growth, wafer slicing, polishing, epitaxial deposition, fabrication, and testing and packaging. SiC crystals are grown using a proprietary high temperature process designed to produce uniform crystals in a single crystalline form. Crystals used for moissanite gemstones exit the manufacturing process at this stage. Crystals used for other products are then sliced into wafers. The wafers are polished and then processed using our epitaxial deposition processes, which require that we grow thin layers of SiC, GaN or other material on the polished wafer, depending on the nature of the device under production. SiC wafer products may leave the manufacturing process either after polishing or epitaxy. Following epitaxy, LED and RF chips are fabricated in a clean room environment. The final steps include testing and packaging for shipment to the customer. In manufacturing our products we depend substantially on our custom-manufactured equipment and systems, some of which are manufactured internally and some of which we acquire from third parties and customize ourselves.

UltraRF produces both silicon Bipolar Junction Transistor, or BJT, and silicon LDMOS structures at its wafer fabrication facility in Sunnyvale, California. Both product families use silicon wafers that are acquired from third parties and the devices are fabricated in a clean room environment. The clean room steps employ multiple stages of photolithography, diffusion, thin film metal deposition and both wet and dry etch processes in the manufacturing cycle. Finished wafers are electrically tested and may be shipped to customers at this point. Transistor die from wafers which continue in the manufacturing process are assembled into thermally conductive packages and tested prior to shipment to customers.

SOURCES OF RAW MATERIALS

We depend on a limited number of suppliers for certain raw materials, components and equipment used in our products, including certain key materials and equipment used in our crystal growth, wafering, polishing, epitaxial deposition, device fabrication and device assembly processes. We generally purchase these limited source items pursuant to purchase orders and have no guaranteed supply arrangements with our suppliers. In addition, the availability of these materials, components and equipment to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. We endeavor to maintain ongoing communication with our suppliers to guard against interruptions in supply and, to date, generally have been able to obtain adequate supplies in a timely manner from our existing sources. However, any interruption in the supply of these key materials, components or equipment could have a significant adverse effect on our operations.

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

Our primary competition for blue and green LED products comes from Nichia Corporation, or Nichia, Toyoda Gosei Co. Ltd. and Lumi Leds Lighting, a joint venture between Agilent Technologies and Philips Lighting. These companies currently market blue and green LED products using a sapphire substrate. In addition, Uniroyal Technologies, Inc., American Xtal Technology, Lucky Goldstar and other Asian based companies have announced intentions to begin production of blue and green LEDs, all on sapphire substrates. Historically, some of our existing competitors have been more successful in the market for outdoor display applications because, prior to the release of our MegaBright(TM) product in May 2001, some sapphire devices were brighter than our SiC diodes. We believe our new MegaBright(TM) devices will enable us to compete successfully in this market because our LEDs often can be used in the same applications at a lower cost than competing products. We are working on plans to improve the brightness of our green LEDs to enhance our ability to compete in this market. We believe that our approach to manufacturing blue and green LEDs from SiC substrates offers a more cost-effective design and process than competitors, who use a sapphire substrate. Our smaller chip design, which is possible because we use a conductive substrate, permits more devices to be fabricated on each wafer processed, which lowers our cost per unit. In addition, our industry standard vertical chip structure allows manufacturers to package the LED on the same production line as other green, amber and red LEDs, eliminating the need for special equipment necessary for chips made from sapphire substrates. Furthermore, our SiC-based devices can withstand a higher level of electro static discharge, or ESD, than existing sapphire-based products and therefore are more suitable for applications that require high ESD emission ratings, such as automotive applications.

Osram is currently producing LEDs using technology licensed from us in 1995. Shin-Etsu also licensed certain of our LED technology in 1996 but has not begun production under this license. The market for SiC wafers also is becoming competitive, as other companies in recent years have begun to offer SiC wafer products or announced plans to do so.

UltraRF LDMOS and bipolar products are intensely competitive with products that are manufactured by Motorola Incorporated, or Motorola, Telefonaktiebolaget LM Ericsson, or Ericsson, and Royal Phillips Electronic NV, or Phillips. Currently, Motorola dominates the marketplace for these devices due to superior quality and pricing. UltraRF is targeting to release a new line of improved LDMOS products during fiscal 2002 that is expected to match the performance of Motorola parts for a competitive price.

PATENTS AND PROPRIETARY RIGHTS

We seek to protect our proprietary technology by applying for patents where appropriate and in other cases by preserving the technology and related know-how and information as trade secrets. We have also from time to time acquired, through license grants or assignments, rights to patents on inventions originally developed by others.

At June 24, 2001, we owned or held exclusive rights licensed under a total of 116 issued U.S. patents, subject in some cases to nonexclusive license rights held by third parties. These patents expire between 2007 and 2019. Two of these patents are jointly owned with a third party. In addition, we own or hold exclusive license rights under corresponding patents and patent applications in certain foreign countries.

Included in the patent licenses we hold is an exclusive license granted by North Carolina State University, or NCSU, to 10 U.S. patents, and to corresponding foreign patents and applications, that relate to SiC materials and device technology, including a process to grow single crystal SiC. The license, granted pursuant to an agreement executed with NCSU in 1987, is a worldwide, fully paid, exclusive license to manufacture, use and sell products and processes covered by the claims of patent applications filed by NCSU relating to the licensed inventions. Ten U.S. patents were subsequently issued with respect to the applications, with expiration dates between 2007 and 2009. Twelve of the foreign applications have been issued with expiration dates from 2006 to 2013. The U.S. government holds a non-exclusive license to practice the inventions covered by the NCSU license for government purposes. We have also entered into other license agreements with NCSU, and with the licensing agencies of other universities, under which we have obtained rights to practice inventions claimed in various patents and applications issued or pending in the U.S. and other foreign countries.

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

Because of rapid technological developments in the semiconductor industry, the patent position of any semiconductor materials or device manufacturer, including ours, is subject to uncertainties and may involve complex legal and factual issues. Consequently, there can be no assurance that patents will be issued on any of the pending applications owned or licensed to us or that claims allowed in any patents issued or licensed to us will not be contested or invalidated. In the past, the U.S. patent that we license from NCSU relating to growth of SiC was subject to a reissue proceeding; however, that patent was successfully reissued. Currently, a corresponding European patent is being opposed, which means that we could lose patent protection in Europe for this particular method or that the scope of our patent protection may be reduced. There is likewise no assurance that patent rights owned or exclusively licensed to us will provide significant commercial protection since issuance of a patent does not prevent other companies from using alternative, non-infringing technology. Further, we earn a material amount of our revenues in overseas markets. While we hold and have applied for patent protection for certain of our technologies in these markets, there can be no assurance that we will obtain protection in all commercially significant foreign markets or that our intellectual property rights will provide adequate protection in all such markets.

In December 1999, one of our distributors in Japan, Sumitomo, was named in a lawsuit filed by Nichia in Tokyo District Court. As reported previously, the complaint in this proceeding is directed to our standard brightness LED products and alleged that these products infringe a Japanese patent owned by Nichia. The suit sought a permanent injunction against further distribution of the products in Japan. We intervened in the proceeding and filed a response denying the allegations of infringement. On May 15, 2001, the Tokyo District Court ruled in favor of Cree and Sumitomo and dismissed the lawsuit. Nichia has appealed the ruling.

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

On September 22, 2000, we and NCSU commenced a patent infringement lawsuit against Nichia and Nichia America Corporation in the United States District Court for the Eastern District of North Carolina. In their answer to the complaint, Nichia and Nichia America Corporation denied infringement and asserted counterclaims seeking a declaratory judgment that the subject patent is invalid and not infringed. Nichia America Corporation also moved on December 11, 2000, for partial summary judgment seeking a determination that the subject patent is invalid. Cree and NCSU have opposed the motion, which remains pending.

Nichia also asserted counterclaims alleging that we are infringing four U.S. patents relating to nitride semiconductor technology and further asserting misappropriation of trade secrets and related claims against us and a former Nichia researcher now employed by one of our subsidiaries, Cree Lighting, on a part-time basis. On February 20, 2001, we and our counterclaim codefendant moved to dismiss the non-patent counterclaims on the grounds that Nichia failed to allege a basis for subject matter jurisdiction and failed to state a claim upon which relief may be granted. The motion also seeks dismissal of certain counterclaims on forum non-conveniens grounds.

On February 20, 2001, we also replied to the patent infringement counterclaims, denying any infringement and asserting a claim seeking a declaratory judgment that the four patents at issue are invalid, unenforceable and not infringed. We also added a claim for damages in which we alleged that Nichia's actions in asserting the patent infringement counterclaims were not made for any legitimate purpose and constitute unfair competition in violation of North Carolina law. On April 2, 2001, Nichia moved for leave to file an amended answer and counterclaim that seeks to address jurisdictional concerns. In addition, they moved to add Cree Lighting

Company as a counterclaim defendant and to add federal statutory claims under the Computer Fraud and Abuse Act against the Cree Lighting employee previously added as a party. The motion for leave to file the amended answer and counterclaim has been opposed and remains pending. The court has stayed discovery as to damages and willful infringement issues pending ruling on a motion filed by us and NCSU seeking to have the proceedings bifurcated into separate liability and damages phases.

Although there can be no assurances of success, we believe the counterclaims asserted in the North Carolina case are without merit and intend to defend against them vigorously.

On May 3, 2001, Cree Lighting Company and the Trustees of Boston University, or Boston University, commenced a patent infringement lawsuit against Nichia and Nichia America Corporation in the United States District Court for the Northern District of California. The lawsuit seeks enforcement of a patent relating to gallium nitride-based semiconductor technology useful in manufacturing certain light emitting diodes and other devices. The patent was issued to Boston University in 1997 and is licensed to Cree Lighting under a March 2001 agreement pursuant to which Cree Lighting obtained rights to a number of related patents. In the complaint, Cree Lighting and Boston University allege that Nichia is infringing the patent by, among other things, importing, selling and offering for sale in the United States certain gallium nitride-based light emitting devices covered by one or more claims of the patent. The lawsuit seeks damages and an injunction against infringement. Boston University is a co-plaintiff in the action.

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

EMPLOYEES

As of June 24, 2001, the Company (including its subsidiaries) employed 970 people, including 732 in manufacturing operations, 162 in research and development, and 76 in sales and general administration. None of our employees are represented by a labor union or subject to collective bargaining agreements. We believe relations with our employees are strong.

CERTAIN BUSINESS RISKS AND UNCERTAINTIES

OUR OPERATING RESULTS AND MARGINS MAY FLUCTUATE SIGNIFICANTLY.

Although we have had significant revenue and earnings growth in recent years, we may not be able to sustain such growth or maintain our margins, and we may experience significant fluctuations in our revenue, earnings and margins in the future. For example, historically, the prices of our LEDs have declined based on market trends. We have attempted to maintain our margins by constantly developing improved or new products, which command higher prices. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

     - our ability to develop, manufacture and deliver products in a timely and cost-effective manner;

     - variations in the amount of usable product produced during manufacturing (our "yield");

     - our ability to improve yields and reduce costs in order to allow lower product pricing without margin reductions;

     - our ability to expand our production capacity for our new LED products;

     - our ability to produce higher brightness and more efficient LED products that satisfy customer design requirements;

     - demand for our products and our customers' products;

     - declining average sales prices for our products;

     - changes in the mix of products we sell; and

     - changes in manufacturing capacity and variations in the utilization of that capacity.

These or other factors could adversely affect our future operating results and margins. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price may decline.

IF WE EXPERIENCE POOR PRODUCTION YIELDS, OUR MARGINS COULD DECLINE AND OUR OPERATING RESULTS MAY SUFFER.

Our SiC material products and our LED and RF device products are manufactured using technologies that are highly complex. We manufacture our SiC wafer products from bulk SiC crystals, and we use these SiC wafers to manufacture our LED products and our SiC-based RF power semiconductors. Our UltraRF subsidiary manufactures its RF semiconductors on silicon wafers purchased from others. During manufacturing, each wafer is processed to contain numerous "die," which are the individual semiconductor devices, and the RF power devices are further processed by incorporating them into a package for sale as a packaged component. The number of usable crystals, wafers, die and packaged components that result from our production processes can fluctuate as a result of many factors, including but not limited to the following:

     - impurities in the materials used;

     - contamination of the manufacturing environment;

     - equipment failure, power outages or variations in the manufacturing process;

     - losses from broken wafers or other human error; and

     - defects in packaging.

We refer to the proportion of usable product produced at each manufacturing step relative to the gross number that could be constructed from the materials used as our manufacturing "yield." Since many of our manufacturing costs are fixed, if our yields decrease, our margins could decline and our operating results would be adversely affected. In the past, we have experienced difficulties in achieving acceptable yields on new products, which has adversely affected our operating results. We may experience similar problems in the future and we cannot predict when they may occur or their severity. In some instances, we may offer products for future delivery at prices based on planned yield improvements. Reduced yields or failure to achieve planned yield improvements could significantly affect our future margins and operating results.

OUR BUSINESS AND OUR ABILITY TO PRODUCE OUR PRODUCTS MAY BE IMPAIRED BY CLAIMS WE INFRINGE INTELLECTUAL PROPERTY OF OTHERS.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. These traits have resulted in significant and often protracted and expensive litigation. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to:

     - pay substantial damages;

     - indemnify our customers;

     - stop the manufacture, use and sale of products found to be infringing;

     - discontinue the use of processes found to be infringing;

     - expend significant resources to develop non-infringing products and processes; and/or

     - obtain a license to use third party technology.

Where we consider it necessary or desirable, we may seek licenses under patents or other intellectual property rights. However, we cannot be certain that licenses will be available or that we would find the terms of licenses offered acceptable or commercially reasonable. Failure to obtain a necessary license could cause us to incur substantial liabilities and costs and to suspend the manufacture of products. In addition, if adverse results in litigation made it necessary for us to seek a license or to develop non-infringing products or processes, there is no assurance we would be successful in developing such products or processes or in negotiating licenses upon reasonable terms or at all. Our results of operations, financial condition and business could be harmed if such problems were not resolved in a timely manner.

Our distributor in Japan is presently a party to patent litigation in Japan brought by Nichia, in which the plaintiff claims that certain of our LED products infringe two Japanese patents it owns. The complaints in the proceedings seek injunctive relief that would prohibit our distributor from further sales of these products in Japan. The court has ruled in our favor on the suit directed towards our standard brightness product; however Nichia has appealed the ruling. An adverse result in these cases would impair our ability to sell both our standard brightness and high brightness LED products in Japan and could cause customers not to purchase other LED products from us. Subject to contractual limitations, we have an obligation to indemnify our distributor for patent infringement claims.

We have also initiated patent infringement litigation in the United States against Nichia and one of its subsidiaries, asserting patent infringement with respect to certain Nichia nitride semiconductor products, including laser diode products. Nichia has responded with counterclaims alleging, among other things, patent infringement claims against us based on four U.S. patents directed to nitride semiconductor technology. In addition, they allege trade secret misappropriation and related claims against Cree and a former Nichia researcher who is now employed by one of our subsidiaries on a part-time basis. An adverse result under Nichia's counterclaims would impair our ability to sell our LED products and could include a substantial damage award against us.

Our Cree Lighting subsidiary has also initiated litigation in the United States against Nichia and one of its subsidiaries asserting patent infringement with respect to gallium nitride-based semiconductor technology useful in manufacturing certain LEDs and other devices. The lawsuit seeks damages and an injunction against infringement.

We believe the claims asserted against our products in the Japanese cases and the counterclaims asserted against us by the defendants in the initial U.S. case are without merit, and we intend to vigorously defend against the charges. However, we cannot be certain that we will be successful, and litigation may require us to spend a substantial amount of time and money and could distract management from our day-to-day operations. Litigation costs to date in these cases have been substantial, and variability in these costs could adversely affect our financial results. If any of these cases were decided against us, the result would have a material adverse effect on our operations and financial condition.

THERE ARE LIMITATIONS ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

Our intellectual property position is based in part on patents owned by us and patents exclusively licensed to us by NCSU and others. The licensed patents include patents relating to the SiC crystal growth process that is central to our SiC materials and device business. We intend to continue to file patent applications in the future, where appropriate, and to pursue such applications with U.S. and foreign patent authorities, but we cannot be sure that patents will be issued on such applications or that our existing or future patents will not be successfully contested. Also, since issuance of a valid patent does not prevent other companies from using alternative, non-infringing technology, we cannot be sure that any of our patents (or patents issued to others and licensed to us) will provide significant commercial protection.

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

Where necessary, we may initiate litigation to enforce our patent or other intellectual property rights, but there is not assurance that we will be successful in any such litigation. Moreover, litigation may require us to spend a substantial amount of time and money and could distract management from our day-to-day operations.

IF WE ARE UNABLE TO PRODUCE ADEQUATE QUANTITIES OF OUR ULTRABRIGHT(TM) AND MEGABRIGHT(TM) LEDs WITH IMPROVED YIELDS, OUR OPERATING RESULTS MAY SUFFER.

We believe that higher volume production and lower production costs for our UltraBright(TM) blue and green LEDs and our MegaBright(TM) blue and UV LEDs will be important to our future operating results. We must reduce costs of these products to avoid margin reductions from the lower selling prices we may offer to meet the competition and satisfy prior contractual commitments. Achieving greater volumes and lower costs requires improved production yields for these products. In addition, in the case of our MegaBright(TM) LED products, we only recently began manufacturing these products in volume and may encounter delays and manufacturing difficulties as we ramp up our capacity to make these products. Failure to produce adequate quantities and improve the yields of our UltraBright(TM) and MegaBright(TM) LED products could have a material adverse effect on our business, results of operations and financial condition.

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON THE DEVELOPMENT OF NEW PRODUCTS BASED ON OUR CORE SIC TECHNOLOGY.

Our future success will depend on our ability to develop new SiC solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner, and we must secure production orders from our customers. The development of new SiC products is a highly complex process, and we have historically experienced delays in completing the development and introduction of new products. Products currently under development include high power RF and microwave devices, power devices, blue laser diodes and higher brightness LED products. The successful development and introduction of these products depends on a number of factors, including the following:

     - achievement of technology breakthroughs required to make commercially viable devices;

     - the accuracy of our predictions of market requirements and evolving standards;

     - acceptance of our new product designs;

     - the availability of qualified development personnel;

     - our timely completion of product designs and development;

     - our ability to develop repeatable processes to manufacture new products in sufficient quantities for commercial sales;

     - our customers' ability to develop applications incorporating our products; and

     - acceptance of our customers' products by the market.

If any of these or other factors become problematic, we may not be able to develop and introduce these new products in a timely or cost-efficient manner.

WE DEPEND ON A FEW LARGE CUSTOMERS.

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. We expect that trend to continue. For example, for fiscal 2001 our top five customers accounted for 72% of our total revenue. Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them. The concentration of our revenues with a few large customers makes us particularly dependent on factors affecting those customers. For example, if demand for their products decreases, they may stop purchasing our products and our operating results will suffer. If we lose a large customer and fail to add new customers to replace lost revenue, our operating results may not recover.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE.

The markets for our LED and RF and microwave power semiconductor products are highly competitive. Our competitors currently sell LEDs made from sapphire wafers that are brighter than the high brightness LEDs we currently produce and similar in brightness to our UltraBright(TM) and MegaBright(TM) LED products. In addition, new firms have begun offering or announced plans to offer blue and green LEDs. In the RF power semiconductor field, the products manufactured by UltraRF compete with products offered by substantially larger competitors. The market for SiC wafers is also becoming competitive as other firms have in recent years begun offering SiC wafer products or announced plans to do so. We also expect significant competition for products we are currently developing, such as those for use in microwave communications.

We expect competition to increase. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

WE FACE SIGNIFICANT CHALLENGES MANAGING OUR GROWTH.

We have experienced a period of significant growth that has strained our management and other resources. We have grown from 248 employees on June 28, 1998 to 970 employees on June 24, 2001 and from revenues of $44.0 million for the fiscal year ended June 28, 1998 to $177.2 million for the fiscal year ended June 24, 2001. To manage our growth effectively, we must continue to:

     - implement and improve operating systems;

     - maintain adequate manufacturing facilities and equipment to meet customer demand;

     - add experienced senior level managers; and

     - attract and retain qualified people with experience in engineering, design, technical marketing support.

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

PERFORMANCE OF OUR INVESTMENTS IN OTHER COMPANIES COULD NEGATIVELY AFFECT OUR FINANCIAL CONDITION.

From time to time, we have made investments in public and private companies that engage in complementary businesses. Should these investments be deemed to be impaired, the related write-down in value could have a material adverse effect on our financial condition. Each of these investments is subject to the risks inherent in the related company's business. Our private company investments are subject to additional risks relating to the limitations on transferability of our interests due to the lack of a public market and other transfer restrictions. Our public company investments are subject to market risks and also can be subject to contractual limitations on transferability. As a result, we may not be able to reduce the size of our positions or liquidate our investments when we deem appropriate to limit our downside risk.

OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED IF WE ENCOUNTER PROBLEMS TRANSITIONING PRODUCTION TO A LARGER WAFER SIZE.

We currently plan to begin gradually shifting production of some products from two-inch wafers to three-inch wafers in fiscal 2002. We must first qualify our production processes on systems designed to accommodate the larger wafer size, and some of our existing production equipment must be refitted for the larger wafer size. Delays in this process could have an adverse effect on our business, particularly on our ability to sell some of our RF and power products at a competitive price. In addition, in the past we have experienced lower yields for a period of time following a transition to a larger wafer size until use of the larger wafer is fully integrated in production and we begin to achieve production efficiency. We anticipate that we will experience similar temporary yield reductions during the transition to the three-inch wafers, and we have factored this into our plan for production capacity. If this transition phase takes longer than we expect or if we are unable to attain expected yield improvements, our operating results may be adversely affected.

WE RELY ON A FEW KEY SUPPLIERS.

We depend on a limited number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including key materials and equipment used in critical stages of our manufacturing processes. We generally purchase these limited source items with purchase orders, and we have no guaranteed supply arrangements with such suppliers. If we were to lose such key suppliers, our manufacturing efforts could be hampered significantly. Although we believe our relationship with our suppliers is good, we cannot assure you that we will continue to maintain good relationships with such suppliers or that such suppliers will continue to exist.

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

IF OUR PRODUCTS FAIL TO PERFORM OR MEET CUSTOMER REQUIREMENTS, WE COULD INCUR SIGNIFICANT ADDITIONAL COSTS.

The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases our products may contain undetected defects that only become evident after shipment. We have experienced product quality, performance or reliability problems from time to time. Defects or failures may occur in the future. If failures or defects occur, we could:

     - lose revenue;

     - incur increased costs, such as warranty expense and costs associated with customer support;

     - experience delays, cancellations or rescheduling of orders for our products; or

     - experience increased product returns.

WE ARE SUBJECT TO RISKS FROM INTERNATIONAL SALES.

Sales to customers located outside the U.S. accounted for about 69%, 69% and 59% of our revenue in fiscal 2001, 2000 and 1999, respectively. We expect that revenue from international sales will continue to be a significant part of our total revenue. International sales are subject to a variety of risks, including risks arising from currency fluctuations, trends in use of the Euro, trading restrictions, tariffs, trade barriers and taxes. Also, U.S. Government or military export restrictions could limit or prohibit sales to customers in certain countries because of their uses in military or surveillance applications. Because all of our foreign sales are denominated in U.S. dollars, our products become less price competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to place orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will be subject to foreign exchange fluctuations.

IF WE FAIL TO INTEGRATE ACQUISITIONS SUCCESSFULLY, OUR BUSINESS WILL BE HARMED.

We completed two strategic acquisitions during calendar year 2000. We will continue to evaluate strategic opportunities available to us, and we may pursue other product, technology or business acquisitions. Such acquisitions can present many types of risks, including the following:

     - we may fail to successfully integrate the operations and personnel of newly acquired companies with our existing business;

     - we may experience difficulties integrating our financial and operating systems;

     - our ongoing business may be disrupted or receive insufficient management attention;

     - we may not cost-effectively and rapidly incorporate acquired technology;

     - we may not be able to recognize cost savings or other financial benefits we anticipated;

     - acquired businesses may fail to meet our performance expectations;

     - we may lose key employees of acquired businesses;

     - we may not be able to retain the existing customers of newly acquired operations;

     - our corporate culture may clash with that of the acquired businesses; and

     - we may incur undiscovered liabilities associated with acquired businesses that are not covered by indemnification we may obtain from the seller.

We may not successfully address these risks or other problems that arise from our recent or future acquisitions. In addition, in connection with future acquisitions, we may issue equity securities that could dilute the percentage ownership of our existing shareholders, we may incur debt and we may be required to amortize expenses related to intangible assets that may negatively affect our results of operations.

ITEM 2.  PROPERTIES

We operate our own facilities in Durham, North Carolina. Direct control over SiC crystal growth, wafering, epitaxial deposition, device fabrication and test operations allows us to shorten our product design and production cycles and to protect our proprietary technology and processes. In November 1997, we acquired our present manufacturing facility, a 30-acre industrial site in Durham, North Carolina, consisting of a 139,000 square foot production facility and 33,000 square feet of service and warehouse buildings. In fiscal 2000, we completed a 42,000 square foot expansion of this facility and we are currently completing construction activities relating to a 147,000 square foot expansion on the main facility. During fiscal 2000, we purchased a 120,000 square foot shell building on 17.5 acres of land near the existing production site that we plan to use for administrative offices and as an employee services center.

We lease approximately 21,900 square feet in Durham, North Carolina for support of our manufacturing and administrative activities. This lease expires in December 2001 and will not be renewed. We also lease approximately 13,200 square feet in a separate building in Durham, North Carolina that is used for RF production and microwave research and development. This lease expires in August 2002 and will not be renewed.

The UltraRF facility is approximately 49,600 square feet of administrative and manufacturing space that is leased in Sunnyvale, California. Spectrian leased the facility in November 1996 for a 15-year term (with three options to extend the lease for up to an additional fifteen years). In connection with the acquisition of the assets of the business, Spectrian and Cree's subsidiary, UltraRF, also entered into a sublease agreement with respect to the UltraRF facility. Under the sublease, if Spectrian exercises its option to extend the term of its master lease with its landlord, UltraRF may also exercise an option to extend its sublease of the UltraRF facility. Cree has guaranteed the obligations of its subsidiary under the sublease.

Cree Lighting leases two facilities in Goleta, California. One facility, which covers 35,840 square feet, has a five-year lease that was signed in August 2000 with an option to extend the lease for another five-year period. This facility is used for research and development and administration. Cree Lighting has sub-leased 10,217 square feet of this facility to a third party. This two-year sub-lease agreement was entered into in October 2000. Cree Lighting also leases an additional facility that comprises 2,887 square feet on a month to month basis that is used for research and development.

ITEM 3.  LEGAL PROCEEDINGS

In December 1999, one of our distributors in Japan, Sumitomo, was named in a lawsuit filed by Nichia in Tokyo District Court. As previously reported, the complaint in this proceeding was directed to our standard brightness LED products and alleged that these products infringe a Japanese patent owned by Nichia. The suit sought a permanent injunction against further distribution of the products in Japan. We intervened in the proceeding and filed a response denying the allegations of infringement. On May 15, 2001, the Tokyo District Court ruled in favor of Cree and Sumitomo and dismissed the lawsuit. Nichia has appealed the ruling.

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

On September 22, 2000, NCSU, and Cree commenced a patent infringement lawsuit against Nichia and Nichia America Corporation in the United States District Court for the Eastern District of North Carolina. In their answer to the complaint, Nichia and Nichia America Corporation denied infringement and asserted counterclaims seeking a declaratory judgment that the subject patent is invalid and not infringed. Nichia America Corporation also moved on December 11, 2000, for partial summary judgment seeking a determination that the subject patent is invalid. Cree and NCSU have opposed the motion, which remains pending.

Nichia also asserted counterclaims alleging that we are infringing four U.S. patents relating to nitride semiconductor technology and further asserting misappropriation of trade secrets and related claims against us and a former Nichia researcher now employed by one of our subsidiaries, Cree Lighting, on a part-time basis.

On February 20, 2001, we and our counterclaim codefendant moved to dismiss the non-patent counterclaims on the grounds that Nichia failed to allege a basis for subject matter jurisdiction and failed to state a claim upon which relief may be granted. The motion also seeks dismissal of certain counterclaims on forum non-conveniens grounds.

On February 20, 2001, we also replied to the patent infringement counterclaims, denying any infringement and asserting a claim seeking a declaratory judgment that the four patents at issue are invalid, unenforceable and not infringed. We also added a claim for damages in which we alleged that Nichia's actions in asserting the patent infringement counterclaims were not made for any legitimate purpose and constitute unfair competition in violation of North Carolina law. On April 2, 2001, Nichia moved for leave to file an amended answer and counterclaim that seeks to address jurisdictional concerns. In addition, they moved to add Cree Lighting as a counterclaim defendant and to add federal statutory claims under the Computer Fraud and Abuse Act against the Cree Lighting employee previously added as a party. The motion for leave to file the amended answer and counterclaim has been opposed and remains pending. The court has stayed discovery as to damages and willful infringement issues pending ruling on a motion filed by us and NCSU seeking to have the proceedings bifurcated into separate liability and damages phases.

Although there can be no assurances of success, we believe the counterclaims asserted in the North Carolina case are without merit and we intend to defend against them vigorously.

On May 3, 2001, Cree Lighting and Boston University commenced a patent infringement lawsuit against Nichia and Nichia America Corporation in the United States District Court for the Northern District of California. The lawsuit seeks enforcement of a patent relating to gallium nitride-based semiconductor technology useful in manufacturing certain light emitting diodes and other devices. The patent was issued to Boston University in 1997 and is licensed to Cree Lighting under a March, 2001 agreement pursuant to which Cree Lighting obtained rights to a number of related patents. In the complaint, Cree Lighting and Boston University allege that Nichia is infringing the patent by, among other things, importing, selling and offering for sale in the United States certain gallium nitride-based light emitting devices covered by one or more claims of the patent. The lawsuit seeks damages and an injunction against infringement. Boston University is a co-plaintiff in the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

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

                                               FY 2001*                  FY 2000*
                                          ------------------        ------------------
                                           HIGH        LOW           HIGH        LOW
                                          -------    -------        -------    -------
First Quarter...........................  $81.719    $42.375        $22.375    $11.750
Second Quarter..........................   64.125     27.750         39.500     16.063
Third Quarter...........................   40.500     14.870        101.000     33.313
Fourth Quarter..........................   36.650     12.210         87.500     41.500

---------------

     * As adjusted for the two-for-one split effective on December 1, 2000.

Holders and Dividends. There were approximately 697 holders of record of the Company's common stock as of August 10, 2001.

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

ITEM 6.  SELECTED FINANCIAL DATA

The consolidated statement of operations data set forth below with respect to the years ended June 24, 2001, June 25, 2000 and June 27, 1999, and the consolidated balance sheet data at June 24, 2001 and June 25, 2000 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the years ended June 28, 1998 and June 30, 1997 and the consolidated balance sheet data at June 27, 1999, and June 28, 1998 and June 30, 1997 are derived from audited consolidated financial statements not included herein. All consolidated statement of operations and consolidated balance sheet data shown below are adjusted to reflect the acquisition of Nitres, Inc. effective May 1, 2000. This transaction was accounted for under the pooling of interests method. The Company acquired UltraRF in December 2000. This transaction was accounted for under the purchase method. All share amounts have been restated to reflect the Company's two-for-one stock splits effective July 26, 1999 and December 1, 2000.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEARS ENDED
                                        --------------------------------------------------------
                                        JUNE 24,    JUNE 25,    JUNE 27,    JUNE 28,    JUNE 30,
                                          2001        2000        1999        1998        1997
                                        --------    --------    --------    --------    --------
Statement of Operations Data:
Product revenue, net..................  $159,533    $ 96,742    $ 53,424    $34,891     $19,823
Contract revenue, net.................    17,694      11,820       8,977      9,071       7,025
License fee income....................        --          --          --         --       2,615
                                        --------    --------    --------    -------     -------
Total revenue.........................   177,227     108,562      62,401     43,962      29,463
Net income............................  $ 27,843    $ 30,520    $ 12,448    $ 6,243     $ 3,650
Net income per share, basic...........  $   0.39    $   0.46    $   0.21    $  0.11     $  0.07
Net income per share, dilutive........  $   0.37    $   0.43    $   0.20    $  0.11     $  0.06
Weighted average shares outstanding --
  diluted.............................    75,735      70,434      60,864     57,974      56,502

                                                              YEARS ENDED
                                        --------------------------------------------------------
                                        JUNE 24,    JUNE 25,    JUNE 27,    JUNE 28,    JUNE 30,
                                          2001        2000        1999        1998        1997
                                        --------    --------    --------    --------    --------
Balance Sheet Data:
Working capital.......................  $244,178    $265,957    $ 59,889    $28,265     $21,121
Total assets..........................   615,123     486,202     145,933     74,379      50,568
Long-term obligations.................        --          --       4,650     11,046       1,638
Shareholders' equity..................   589,096     463,140     131,001     55,905      45,236

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

OVERVIEW

We are the world leader in developing and manufacturing semiconductor materials and electronic devices made from SiC and GaN. We recognize product revenue at the time of shipment or in accordance with the terms of the relevant contract. We derive the largest portion of our revenue from the sale of blue and green LED products. We offer LEDs at four-brightness levels- MegaBright(TM) blue and UV products, UltraBright(TM) blue and green devices, high brightness blue and green products and standard brightness blue products. Our LED devices are utilized by end users for automotive dashboard lighting, LCD backlighting, including wireless handsets and other consumer products, indicator lamps, miniature white lights, indoor sign and arena displays, outdoor full color displays, traffic signals and other lighting applications. LED products represented 65% of our revenue in fiscal 2001 and 63% in fiscal 2000.

We introduced our new MegaBright(TM) LED line in May 2001 and began to ramp production of the initial blue product in the month of June. We believe that this product offers two times the brightness of our UltraBright(TM) device and is one of the brightest blue LEDs commercially available in the world. During our fourth quarter, the MegaBright(TM) product made up 4% of LED revenue. In addition, in July 2001 we also announced the introduction of our blue MegaBright(TM) UV product. We believe that this device is the brightest nitride LED currently available in the market at 12 milliwatts of power. This product is currently available in limited quantities and we target volume production to begin in the first half of fiscal 2002. We believe that the MegaBright(TM) product line is extremely important for our revenue stream for fiscal 2002 and will likely replace some demand for our older products over time. These devices also offer a dual path to white light. Some customers prefer a blue LED covered with a yellow phosphor to create a white light emission, others believe a UV LED with a red, green, blue phosphor will emit the purest form of white light. We believe that Cree is the only company to offer both solutions at this time, although UV products are currently available for limited distribution only. We anticipate that the MegaBright(TM) products will likely benefit customers who provide outdoor displays, automotive designs, cell phones and other consumer products that require a white light source and applications targeted for solid state illumination.

During the fourth quarter of fiscal 2001, our UltraBright(TM) chips comprised 35% of LED sales. This concentration was reduced from 39% of LED revenue reported in our third quarter as some customers have switched the UltraBright(TM) device for MegaBright(TM) chips. The UltraBright(TM) products target applications including outdoor signs and traffic signals. Our high brightness chip demand remains strong as it is supported by on-going design wins including automotive, cellular phone and indoor display applications, however, during the fourth quarter of fiscal 2001, these products had the biggest percentage decline in revenue. During the fourth quarter of fiscal 2001, we noted an increase in demand for our small chip products that are typically used in cell phones and other designs. Revenue from our standard brightness device remained stable as a percentage of LED revenue as it is supported by automotive and indicator light designs.

For the twelve months ended June 2001, average sales prices for LEDs declined 18% from the prior year twelve month average, while LED volume more than doubled over the prior year at a growth rate of 104%. For fiscal year 2002, we target that LED volume will remain relatively stable during the first half of the year due to market conditions and ramp up during the second half of the year as a result of anticipated new design wins for our MegaBright(TM) products. Cree continues to add new higher priced LED products to its portfolio. As a result, we believe that average sales price declines for fiscal 2002 may be reduced from fiscal 2001, depending on customer acceptance of the products and market conditions.

We acquired UltraRF in December 2000. Revenue from UltraRF was $9.9 million during the fourth quarter of fiscal 2001. For the six months ended June 2001, 57% of revenue was attributed to bipolar devices, 41% was generated by LDMOS demand and 2% was related to other products. Over 90% of this revenue shipped to Spectrian. The biggest challenge for UltraRF during fiscal 2002 will be to diversify our Spectrian concentrated business. We believe the LDMOS product line will enable growth of our products to customers other than Spectrian and we target the UltraRF business to remain relatively stable during fiscal 2002 at approximately 20-30% of total revenue. RF and microwave business was 11% of total revenue during fiscal 2001.

We also derive revenue from the sale of advanced materials made from SiC that are used for manufacturing LEDs and power devices by our customers or for research and development for new semiconductor applications. During fiscal 2001, wafer volume grew 107% over the prior year. Strong demand from corporate and research communities are driving this growth. We also sell SiC crystals to C&C, which incorporates them in gemstone applications. Overall, for fiscal 2001, materials revenue declined 10% over the prior year due to a 63% reduction in gemstone sales, which was nearly offset by a 71% increase in wafer sales. Sales of SiC materials products and SiC crystals represented 14% of our revenue in fiscal 2001 and approximately 26% during fiscal 2000.

The balance of our revenue, 10% for fiscal 2001 and 11% for fiscal 2000, is derived from government and customer contract funding. Under various programs, U.S. Government entities further the development of our technology by funding our research and development efforts. All resulting technology remains our property after the completion of the contract, subject to certain license rights retained by the government. Contract revenue includes funding of direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which we expect funding to exceed direct costs over the life of the contract. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract, we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

We continue to focus on cost reduction and process yield improvements as some of our highest priorities. During the past twelve months, we maximized our capacity and have invested in additional plant and equipment and other infrastructure that has increased our overall cost base. We anticipate that we will use much of this equipment and infrastructure in the near term to perform research and development work to support the commercialization and growth of future products. We believe that a successful cost reduction program will be critical to meet our profit objectives over the next several quarters. During the fourth quarter of fiscal 2001, our gross margins declined to 43% of revenue. This was caused primarily by reduced revenue combined with higher fixed costs and lower throughput as production levels declined due to demand and inventory optimization. Since a significant portion of our factory cost is fixed, our greatest opportunity to improve margins would be in yield improvements and the achievement of greater throughput levels. During fiscal 2002, we target to increase our throughput each sequential quarter, subject to the acceptance of our products by our customers and market conditions. As volume throughput rises, our cost of LED chips and wafers per unit are anticipated to decline as fixed costs are spread over more units.

The following table shows our statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                                                  YEARS ENDED
                                                      ------------------------------------
                                                      JUNE 24,      JUNE 25,      JUNE 27,
                                                        2001          2000          1999
                                                      --------      --------      --------
Revenue:
  Product revenue, net..........................        90.0%         89.1%         85.7%
  Contract revenue, net.........................        10.0          10.9          14.3
                                                       -----         -----         -----
          Total revenue.........................       100.0         100.0         100.0
Cost of Revenue:
  Product revenue, net..........................        43.3          40.0          43.2
  Contract revenue, net.........................         7.3           8.2          11.5
                                                       -----         -----         -----
          Total cost of revenue.................        50.6          48.2          54.7
                                                       -----         -----         -----
Gross margin....................................        49.4          51.8          45.3
Operating expenses:
  Research and development......................         7.3           6.5           7.1
  Sales, general and administrative.............        10.2          10.2          10.4
  Intangible asset amortization.................         2.6            --            --
  In-process research and development costs,
     one-time charge............................         9.8            --            --
  Other expense.................................          --           1.2           1.9
                                                       -----         -----         -----
  Income from operations........................        19.5          33.9          25.9
Other non-operating income......................          --           0.6           0.2
Interest income, net............................         8.8           8.6           1.7
                                                       -----         -----         -----
  Income before income taxes....................        28.3          43.1          27.8
Income tax expense..............................        12.6          15.0           7.8
                                                       -----         -----         -----
  Net income....................................        15.7%         28.1%         20.0%
                                                       =====         =====         =====

FISCAL YEARS ENDED JUNE 24, 2001 AND JUNE 25, 2000

Revenue

Revenue grew 63% to $177.2 million in fiscal 2001 from $108.6 million in fiscal 2000. This increase was attributable to higher product revenue, which rose 65% to $159.5 million in fiscal 2001 from $96.7 million in fiscal 2000. Without the acquisition of UltraRF in December 2000, revenue for fiscal 2001 would have increased 46% over the prior year comparative results. Much of the increase in revenue from our traditional business resulted from demand for our LED and SiC wafer products. LED chip volume increased 104% over units delivered in the prior year. The largest increase occurred as a result of the introduction of our UltraBright(TM) product line in fiscal 2001. The MegaBright(TM) product, introduced in the fourth quarter of fiscal 2001, offers two times the brightness of our UltraBright(TM) device, while the UltraBright(TM) chips provide two times the brightness of our high brightness products. During fiscal 2000 only our high brightness and standard brightness product lines were available for sale. Our standard brightness products also increased 65% in terms of units shipped over the prior year due to strong demand for automotive and indicator light applications. Average LED sales prices declined 18% for the twelve months ended June 2001 compared to the prior year average due to expected contractual volume discounts given to customers.

SiC wafer sales increased 71% over the prior year due to demand from corporate and research communities, including certain customers using our wafers for commercial production. Wafer units sold increased 107%, while average sales prices declined 16% due to a higher mix of volume sales related to wafers used in commercial production. Sales of gemstone products declined 63% during fiscal year 2001 as compared to fiscal 2000 due to on going inventory reduction efforts at C&C. We anticipate little to no revenue from this customer over the next several quarters.

Revenue from UltraRF was $19.2 million for fiscal 2001. This represents six months of sales for the unit as it was acquired in December 2000 under the purchase method of accounting. UltraRF continues to ramp its production of LDMOS products currently being shipped for next generation wireless base station applications while working on new customer design wins. Since we acquired UltraRF in December 2000, there were no sales for this unit in fiscal 2000.

Contract revenue received from U.S. Government agencies and non-governmental customers increased 50% during fiscal 2001 compared to fiscal 2000, due to additional contract awards. During fiscal 2001, we received seven new contract awards.

Gross Profit

Gross profit increased 56% to $87.5 million in fiscal 2001 from $56.2 million in fiscal 2000. Compared to the prior year, gross margins declined from 52% to 49% of revenue. Lower margins resulted from a combination of reduced profitability for LED devices and the acquisition of UltraRF. LED margins declined due to average sales prices decreasing at a faster rate than average costs. During fiscal 2001 average LED costs declined 11% while average sales prices were reduced 18%. LED costs did not drop as quickly as revenue due to lower yields than anticipated as a result of the new product introductions and chip modification made to our products in the second half of the year that we believe will improve our competitive advantage for new design wins. In addition, factory throughput was reduced during the fourth quarter of fiscal 2001, which resulted in higher costs per chip than anticipated. The margins for UltraRF's business average in the mid 40's as a percentage of revenue due to the competitive environment for LDMOS chips. UltraRF's business was 11% of total revenue in fiscal 2001. In addition, during fiscal 2001, one-time adjustments were made to UltraRF's cost of sales due to recording acquired inventory at fair value in accordance with the purchase method of accounting.

Research and Development

Research and development expenses increased 84% in fiscal 2001 to $13.0 million from $7.1 million in fiscal 2000. Much of this increase resulted from the acquisition of UltraRF, as well as greater investment made for research in the RF and microwave, power and optoelectronic programs. Without the acquisition of UltraRF, research and development expenses would have increased 62% over the prior year. We believe that internal funding for the development of new products will continue to grow during fiscal 2002 as we have several new products that we target to release to production during fiscal 2002.

Sales, General and Administrative

Sales, general and administrative expenses increased 63% in fiscal 2001 to $18.1 million from $11.1 million in fiscal 2000. This increase in expenses is due to the acquisition of UltraRF and greater spending to support the overall growth of the business, as well as costs associated with ongoing intellectual property litigation. Without the acquisition of UltraRF, sales, general and administrative expenses would have increased 44% over the prior year. In future periods, we believe that total sales, general and administrative costs will continue to increase in connection with the growth of our business and depending on the outcomes of our ongoing patent litigation.

Intangible Asset Amortization and In-Process Research and Development Costs

The purchase of UltraRF generated goodwill and other intangible assets, which will be amortized over periods ranging from five to 10 years. In addition, as a result of the acquisition of UltraRF, we recorded a one-time charge of $17.4 million in the third quarter of fiscal 2001 associated with acquired in-process research and development costs.

Other Expense

Other expense decreased 95% to $62,000 during fiscal 2001 from $1.3 million in fiscal 2000. The decrease was attributable to fewer losses on fixed asset disposals.

Other Non-Operating Income (Net)

Other non-operating income decreased 88% to $82,000 in fiscal 2001 from $656,000 in fiscal 2000. This decrease was attributable to a $4.6 million write down taken in the fourth quarter of fiscal 2001 to establish a reserve for investments made in private companies that was considered to be an other than temporary impairment to value. In addition, the Company made a one-time charitable contribution of $1.2 million to the University of California at Santa Barbara to endow a Cree chair in solid state lighting and displays in the first quarter of fiscal 2001. Finally, a $100,000 charge was recorded related to one-time charges for expenses incurred for the acquisition of Nitres, Inc. These charges were offset by a $6.0 million gain on the sale of investment securities during the year. During fiscal 2000, a $4.1 million gain was recognized on the sale of securities. This gain combined with one-time proceeds from an insurance recovery of $400,000, more than offset a $3.8 million one-time charge for expenses incurred with the acquisition of Nitres, Inc.

Interest Income, Net

Interest income, net has increased 67% to $15.7 million in fiscal 2001 from $9.4 million in fiscal 2000 due to higher average cash balances being available in fiscal 2001 as a result of the public stock offering completed in January 2000. Higher interest rates in fiscal 2001 also contributed to increased interest income.

Income Tax Expense

Income tax expense for fiscal 2001 was $22.3 million compared to $16.3 million in fiscal 2000. This increase resulted from increased profitability during fiscal 2001 over fiscal 2000, as adjusted for the cost of in-process research and development which is non-deductible in the current period for tax purposes. Our effective tax rate during fiscal 2001 was 33% (exclusive of the impact of the non-deductible in-process research and development cost) compared to 35% in fiscal 2000.

FISCAL YEARS ENDED JUNE 25, 2000 AND JUNE 27, 1999

Revenue

Revenue grew 74% to $108.6 million in fiscal 2000 from $62.4 million in fiscal 1999. This increase was attributable to higher product revenue, which rose 81% to $96.7 million in fiscal 2000 from $53.4 million in fiscal 1999. This increase in product revenue was a result of the 124% rise in sales of our LED products and a 24% increase in SiC material revenue in fiscal 2000 compared to fiscal 1999, respectively. Our high brightness LED products experienced the heaviest demand. While our LED chip volume grew 78% in fiscal 2000 over units shipped in fiscal 1999, our average sales prices for LEDs have increased 26% over the prior year. The greater average sales price reflects a significant shift in mix to the higher priced high brightness LED products. During fiscal 2000, the high brightness products sold for an average sales price that was 125% higher than the standard brightness product. For fiscal 2000, more than 70% of LED sales were attributable to high brightness products. During fiscal 1999, less than 15% of LED sales were from the high brightness devices. The average sales price for the high brightness product line declined 12% in fiscal 2000 as compared to the prior year. The increase in high brightness unit volume was due to the strong demand from customers and the availability of additional capacity from our factory as a result of our facility and equipment expansion and yield improvements. Unit shipments of the high brightness product also increased due to the introduction of small-sized chips during the fourth quarter of fiscal 2000. The small-sized high brightness chips represented 8% of total LED volume for that quarter.

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

Profits on wafer and gemstone products have improved during fiscal 2000 as compared to fiscal 1999, due to higher quality materials being produced with greater yields. As a result, average wafer costs for SiC material sales also declined 34% during fiscal 2000 over the comparative period.

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

Interest Income, Net

Interest income, net increased 788% to $9.4 million in fiscal 2000 from $1.1 million in fiscal 1999 due to higher average cash balances being available in fiscal 2000 as a result of two public stock offerings completed in January 2000 and February 1999. Higher interest rates in fiscal 2000 also contributed to increased interest income. In addition, in November 1997, we obtained a $10.0 million term loan from NationsBank to fund the acquisition and construction of our manufacturing facility in Durham, North Carolina. The majority of the interest incurred in the first half of fiscal 1999 was expensed and was shown as an offset to "Interest income, net". This loan was repaid in the third quarter of fiscal 1999; therefore, there was no interest expense associated with this loan in fiscal 2000.

Income Tax Expense

Income tax expense for fiscal 2000 was $16.3 million compared to $4.9 million in fiscal 1999. This increase resulted from increased profitability during fiscal 2000 over fiscal 1999. Our effective tax rate during fiscal 2000 was 35% compared to 28% in fiscal 1999 due to a reduction in the reserve for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity, bank borrowings and revenue from product and contract sales. As of June 24, 2001, we had working capital of $244.2 million, including $208.2 million in cash, cash equivalents and short-term investments. Operating activities generated $74.8 million in fiscal 2001 compared with $63.0 million generated during fiscal 2000. This increase was primarily attributable to net income and other non-cash expenses of $76.7 million, a $13.5 million benefit in deferred income taxes and a $7.0 million tax benefit associated with stock option exercises. These inflows of cash were partly offset by a $18.4 million rise in accounts receivable and a $2.0 million increase in inventory.

Cash generated by investing activities in fiscal 2001 was $3.4 million. Proceeds of $147.5 million were received from securities held to maturity while $106.2 million were invested in property and equipment and $26.9 was invested in other long-term assets. The majority of the increase in spending was due to new equipment additions to increase manufacturing capacity in our crystal growth, epitaxy, clean room and package and test areas. We are also nearing completion of a 147,000 square foot facility expansion at our production site near Research Triangle Park, North Carolina. The increase in other long-term assets of $26.9 million during fiscal 2001 represents strategic investments made in private companies.

Cash used in financing activities included a common stock repurchase of 1.85 million shares of common stock on the open market for $30.7 million. In addition, we received $10.3 million for the exercise of stock options and stock warrants and $2.9 million for the expiration of put options associated with the stock repurchase program.

We may also issue additional shares of common stock for the acquisition of complementary businesses or other significant assets. From time to time we evaluate potential acquisitions of and investments in complementary businesses and anticipate continuing to make such evaluations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE DISCLOSURES:

As of June 24, 2001, the Company maintains an investment in equity securities that is treated for accounting purposes under SFAS 115 as "available for sale" securities. This investment is carried at fair market value based upon quoted market price of that investment as of June 24, 2001, with net unrealized gains or losses excluded from earnings and reported as a separate component of stockholder's equity. This investment, which consists of common stock of MVIS, is subject to market risk of equity price changes. The common stock of MVIS is publicly traded on the Nasdaq National Market. The Company acquired 268,600 shares from MVIS in a private placement in May 1999. In April 2000, the company purchased 250,000 additional shares of common stock of MVIS. In June 2000, 162,600 shares from the initial investment were sold, leaving 356,000 shares remaining. Management views this stock holding as an investment; therefore, the shares are accounted for as "available for sale" securities under SFAS 115. The fair market value of this investment as of June 24, 2001, using the closing sale price as of June 22, 2001, was $6.7 million.

The Company has invested some of the proceeds from its January 2000 public offering into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. The Company currently has no debt outstanding.

QUALITATIVE DISCLOSURES:

The investment in MVIS common stock is subject to the market risk of equity price changes. While the Company can not predict or manage the future market price for such stock, management continues to evaluate its investment position on an ongoing basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   35

Consolidated Balance Sheets as of June 24, 2001 and June 25,
  2000......................................................   36

Consolidated Statements of Income for the years ended June
  24, 2001, June 25, 2000 and June 27, 1999.................   37

Consolidated Statements of Cash Flow for the years ended
  June 24, 2001, June 25, 2000 and June 27, 1999............   38

Consolidated Statements of Shareholders' Equity for the
  years ended June 24, 2001, June 25, 2000 and June 27,
  1999......................................................   39

Notes to Consolidated Financial Statements..................   40

(Ernst & Young Letterhead)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Cree, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cree, Inc. and subsidiaries as of June 24, 2001 and June 25, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 24, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cree, Inc. and subsidiaries at June 24, 2001 and June 25, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 24, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Raleigh, North Carolina
July 18, 2001

                                   CREE, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              JUNE 24,   JUNE 25,
                                                                2001       2000
                                                              --------   --------
ASSETS
Current assets:
     Cash and cash equivalents..............................  $164,562   $103,843
     Short-term investments held to maturity................    36,965    142,461
     Marketable securities available for sale...............     6,675     15,842
     Accounts receivable, net...............................    34,850     12,406
     Interest receivable....................................     1,270      3,893
     Inventories, net.......................................    15,202      9,320
     Deferred income taxes..................................     4,172         --
     Prepaid expenses and other current assets..............     2,220      1,254
                                                              --------   --------
          Total current assets..............................   265,916    289,019
     Property and equipment, net............................   226,920    137,118
     Goodwill and other intangible assets, net..............    83,282         --
     Long-term investments held to maturity.................     7,971     41,965
     Deferred income taxes..................................        --     10,624
     Patent and license rights, net.........................     3,246      2,324
     Other assets...........................................    27,788      5,152
                                                              --------   --------
          Total assets......................................  $615,123   $486,202
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable, trade................................  $ 14,148   $ 14,204
     Accrued salaries and wages.............................     2,435      3,673
     Other accrued expenses.................................     5,156      5,185
                                                              --------   --------
          Total current liabilities.........................    21,739     23,062
Long term liabilities:
     Deferred income taxes..................................     3,850         --
     Other long term liabilities............................       438         --
                                                              --------   --------
          Total long term liabilities.......................     4,288         --

Shareholders' equity:
     Preferred stock, par value $0.01; 3,000 shares
      authorized at June 24, 2001 and June 25, 2000; none
      issued and outstanding................................        --         --
     Common stock, par value $0.00125; 120,000 shares
      authorized at June 24, 2001 and June 25, 2000; 72,907
      and 70,696 shares issued and outstanding at June 24,
      2001 and June 25, 2000, respectively..................        91         88
     Additional paid-in-capital.............................   518,781    415,716
     Deferred compensation..................................    (1,211)    (1,755)
     Retained earnings......................................    76,001     48,156
     Accumulated other comprehensive (loss) income, net of
      tax...................................................    (4,565)       935
                                                              --------   --------
          Total shareholders' equity........................   589,097    463,140
                                                              --------   --------
          Total liabilities and shareholders' equity........  $615,123   $486,202
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                   CREE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        YEAR ENDED
                                                              ------------------------------
                                                              JUNE 24,   JUNE 25,   JUNE 27,
                                                                2001       2000       1999
                                                              --------   --------   --------
Revenue:
     Product revenue, net...................................  $159,533   $ 96,742   $53,424
     Contract revenue, net..................................    17,694     11,820     8,977
                                                              --------   --------   -------
          Total revenue.....................................   177,227    108,562    62,401
Cost of revenue:
     Product revenue, net...................................    76,734     43,399    26,968
     Contract revenue, net..................................    12,966      8,963     7,195
                                                              --------   --------   -------
          Total cost of revenue.............................    89,700     52,362    34,163
                                                              --------   --------   -------
Gross profit................................................    87,526     56,200    28,238
Operating expenses:
     Research and development...............................    12,980      7,054     4,443
     Sales, general and administrative......................    18,111     11,091     6,472
     Intangible asset amortization..........................     4,537         --        --
     In-process research and development costs, one-time
       charge...............................................    17,400         --        --
     Other expense..........................................        62      1,305     1,180
                                                              --------   --------   -------
          Income from operations............................    34,436     36,750    16,143
Other non-operating income..................................        82        656       139
Interest income, net........................................    15,668      9,400     1,058
                                                              --------   --------   -------
          Income before income taxes........................    50,186     46,806    17,340

Income tax expense..........................................    22,343     16,286     4,892
                                                              --------   --------   -------
          Net income........................................  $ 27,843   $ 30,520   $12,448
                                                              ========   ========   =======
Earnings per share:
          Basic.............................................  $   0.39   $   0.46   $  0.21
                                                              ========   ========   =======
          Diluted...........................................  $   0.37   $   0.43   $  0.20
                                                              ========   ========   =======
Shares used in per share calculation:
          Basic.............................................    72,243     65,930    58,030
                                                              ========   ========   =======
          Diluted...........................................    75,735     70,434    60,864
                                                              ========   ========   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                   CREE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                         YEAR ENDED
                                                              --------------------------------
                                                              JUNE 24,    JUNE 25,    JUNE 27,
                                                                2001        2000        1999
                                                              ---------   ---------   --------
Operating activities:
  Net income................................................  $  27,845   $  30,520   $ 12,448
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization.............................     21,948      10,803      5,593
  Loss on retirement of property and equipment & patents....        134       1,256      1,653
  Amortization of patent rights.............................        194         145        117
  Amortization of intangible assets.........................      4,537          --         --
  Acquired in-process research & development................     17,400          --         --
  Reserve on long term investments..........................      4,600          --         --
  Purchase of marketable trading securities.................    (17,498)     (1,786)      (233)
  Proceeds from sale of marketable trading securities.......     23,498       2,280      1,421
  (Gain) on marketable trading securities...................     (6,000)       (494)      (141)
  (Gain) on available for sale securities...................         --      (3,567)        --
  Deferred income taxes.....................................     13,514     (11,617)       628
  Income tax benefits from stock option exercises...........      7,022      27,336      2,672
  Amortization of deferred compensation.....................        544         980        142
Changes in operating assets and liabilities:
      Accounts and interest receivable......................    (18,432)        (91)    (5,753)
      Inventories...........................................     (2,035)     (5,334)    (1,443)
      Prepaid expenses and other current assets.............       (735)       (263)       414
      Accounts payable, trade...............................       (924)      6,447      2,049
      Accrued expenses and other liabilities................       (844)      6,356        799
                                                              ---------   ---------   --------
Net cash provided by operating activities...................     74,768      62,971     20,366
                                                              ---------   ---------   --------
Investing activities:
  Purchase of available for sale securities.................         --     (12,500)    (4,500)
  Proceeds from sale of available for sale securities.......         --       6,291         --
  Costs associated with the acquisition of UltraRF..........     (1,946)         --         --
  Purchase of securities held to maturity...................     (7,971)   (195,883)        --
  Proceeds from securities held to maturity.................    147,461      11,457         --
  Purchase of property and equipment........................   (106,194)    (78,047)   (41,439)
  Proceeds from sale of property and equipment..............        123          --        186
  Purchase of patent rights.................................     (1,150)       (727)      (379)
  Increase in other long term assets........................    (26,910)     (5,141)        --
                                                              ---------   ---------   --------
      Net cash provided by (used in) investing activities...      3,413    (274,550)   (46,132)
                                                              ---------   ---------   --------
Financing activities:
  Net proceeds from issuance of long term debt..............         --          --      1,350
  Net repayment of long term debt...........................         --         (47)   (10,241)
  Net proceeds from issuance of common stock................     10,346     272,924     61,470
  Net proceeds from sale of put options.....................      2,860          --         --
  Receipt of Section 16(b) common stock profits.............         --          --        594
  Repurchase of common stock................................    (30,668)         --     (3,213)
                                                              ---------   ---------   --------
      Net cash provided by (used in) financing activities...    (17,462)    272,877     49,960
                                                              ---------   ---------   --------
Net increase in cash and cash equivalents...................     60,719      61,298     24,194
Cash and cash equivalents:
  Beginning of year.........................................    103,843      42,545     18,351
                                                              ---------   ---------   --------
  End of year...............................................  $ 164,562   $ 103,843   $ 42,545
                                                              =========   =========   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amounts capitalized........  $      --   $      13   $    282
                                                              =========   =========   ========
  Cash paid for income taxes................................  $   1,492   $     272   $  2,175
                                                              =========   =========   ========
Non-cash investing and financing activities:
  Deferred compensation.....................................  $     544   $   1,768   $  1,016
                                                              =========   =========   ========
  Conversion of note payable to common stock................  $      --   $     431   $     --
                                                              =========   =========   ========
  Issuance of common stock in connection with the
    acquisition of the net assets of UltraRF................  $ 113,717   $      --   $     --
                                                              =========   =========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                   CREE, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           YEARS ENDED JUNE 24, 2001, JUNE 25, 2000 AND JUNE 27, 1999
                                 (IN THOUSANDS)

                                                                                              ACCUMULATED
                                           COMMON     ADDITIONAL                                 OTHER           TOTAL
                                            STOCK      PAID-IN       DEFERRED     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                          PAR VALUE    CAPITAL     COMPENSATION   EARNINGS   INCOME/(LOSS)      EQUITY
                                          ---------   ----------   ------------   --------   -------------   -------------
Balance at June 28, 1998................     $68       $ 50,743      $   (93)     $ 5,188       $    --        $ 55,906
Common stock options and warrants
  exercised for cash, 760 shares........       1          6,167           --           --            --           6,168
Employees & directors granted stock, 441
  shares................................       1          1,015       (1,016)          --            --              --
Issuance of common stock for cash 3,010
  shares................................       7         55,290           --           --            --          55,297
Purchase of common stock for the
  treasury, 470 shares..................      --             --           --       (3,213)           --          (3,213)
Retirement of 470 treasury shares.......      --         (3,213)          --        3,213            --              --
Receipt of Section 16(b) common stock
  profits from a director...............      --            594           --           --            --             594
Income tax benefits from stock option
  exercises.............................      --          2,672           --           --            --           2,672
Amortization of deferred compensation...      --             --          142           --            --             142
Net income..............................      --             --           --       12,448            --          12,448
Unrealized gain on securities available
  for sale, net of tax of $658..........      --             --           --           --           987             987
Comprehensive income....................      --             --           --           --            --          13,435
                                             ---       --------      -------      -------       -------        --------
Balance at June 27, 1999................      77        113,268         (967)      17,636           987         131,001

Common stock options and warrants
  exercised for cash, 954 shares........       3          6,750           --           --            --           6,753
Employees granted stock options, 137
  shares................................      --            785         (785)          --            --              --
Employees granted stock, 171 shares.....      --            983         (983)          --            --              --
Common stock warrants granted, 16
  shares................................      --             31           --           --            --              31
Loan converted to common stock, 169
  shares................................      --            431           --           --            --             431
Issuance of common stock for cash, 3,289
  shares................................       8        266,132           --           --            --         266,140
Income tax benefits from stock option
  exercises.............................      --         27,336           --           --            --          27,336
Amortization of deferred compensation...      --             --          980           --            --             980
Net income..............................      --             --           --       30,520            --          30,520
Unrealized loss on securities available
  for sale, net of tax of $(27).........      --             --           --           --           (52)            (52)
Comprehensive income....................      --             --           --           --            --          30,468
                                             ---       --------      -------      -------       -------        --------
Balance at June 25, 2000................      88        415,716       (1,755)      48,156           935         463,140

Common stock options and warrants
  exercised for cash, 870 shares........       2          7,368           --           --            --           7,370
Issuance of common stock for cash, 113
  shares................................      --          2,976           --           --            --           2,976
Issuance of common stock in connection
  with purchase business combination
  2,657 shares..........................       3        113,505           --           --            --         113,508
Purchase and retirement of 1,850
  treasury shares.......................      (2)       (30,666)          --           --            --         (30,668)
Income tax benefits from stock option
  exercises.............................      --          7,022           --           --            --           7.022
Amortization of deferred compensation...      --             --          544           --            --             544
Premium Received Put Option buy back....      --          2,860           --           --            --           2,860
Net income..............................      --             --           --       27,845            --          27,845
Unrealized loss on securities available
  for sale, net of tax of $3,667........      --             --           --           --        (5,500)         (5,500)
Comprehensive income....................      --             --           --           --            --          22,345
                                             ---       --------      -------      -------       -------        --------
Balance at June 24, 2001................     $91       $518,781      $(1,211)     $76,001       $(4,565)       $589,097
                                             ===       ========      =======      =======       =======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                   CREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 24, 2001

1.  NATURE OF BUSINESS

Cree, Inc., the "Company," or "Cree," a North Carolina corporation, develops, manufactures, and markets silicon carbide-based semiconductor devices as well as radio frequency ("RF") and microwave devices made from silicon. Revenues are primarily derived from the sale of blue and green light emitting diodes ("LED"), silicon carbide ("SiC") based materials and RF and microwave devices. The Company markets its blue and green LED chip products principally to customers who incorporate them into packaged lamps for resale to original equipment manufacturers. The Company also sells SiC material products to corporate, government, and university research laboratories. RF and microwave devices are sold primarily to power amplifier manufacturers. In addition, the Company is engaged in a variety of research programs related to the advancement of SiC process technology and the development of electronic devices that take advantage of SiC's unique physical and electronic properties. The Company recovers the costs of a significant portion of its research and development efforts from revenues on contracts with agencies of the Federal government. This funding is recorded as contract revenue.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc., and its wholly-owned subsidiaries, UltraRF, Inc. ("UltraRF"), Cree Lighting Company ("Cree Lighting"), Cree Research FSC, Inc., Cree Funding LLC, Cree Employee Services, Inc., Cree Technologies, Inc. and CI Holdings. All material intercompany accounts and transactions have been eliminated in consolidation.

Business Combination

On December 29, 2000 the Company completed the acquisition of the UltraRF division of Spectrian Corporation, or Spectrian through the purchase of assets of the business by Cree's wholly owned subsidiary, UltraRF, Inc. in a business combination accounted for under the purchase method. Under the terms of the Asset Purchase Agreement, UltraRF acquired substantially all of the net assets of the business from Spectrian in exchange for a total of 2,656,917 shares of Cree common stock valued at $113.5 million. Of the total shares issued, 191,094 shares were placed in escrow to secure Spectrian's representations, warranties and covenants under the Asset Purchase Agreement. The escrow period is one year; however, 50% of the escrowed shares were released after six months since there were no indemnification claims.

The consolidated financial statements reflect the allocation of the purchase price to fair value of the assets acquired, including goodwill of $81.5 million and other intangible assets of $6.3 million. Goodwill is being amortized on a straight-line basis over ten years and other related intangibles are being amortized over five to eight years. In connection with the acquisition of the UltraRF business, the Company recognized a one-time charge of $17.4 million representing the write-off of the appraised value of certain acquired in-process research and development costs as of the acquisition date.

Pro Forma Summary Data

The following pro forma summary data for the twelve months ended June 24, 2001 and June 25, 2000 presents the consolidated results of operations as if the acquisition of UltraRF made during 2001 had occurred as of June 26, 2000 and June 28, 1999, respectively. These pro forma results have been prepared for comparative

                                   CREE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of June 26, 2000 or June 28, 1999 or of results that may occur in the future.

                                                                YEAR ENDED (IN 000'S,
                                                              EXCEPT FOR PER SHARE DATA)
                                                              --------------------------
                                                               JUNE 24,       JUNE 25,
                                                                 2001           2000
                                                              -----------    -----------
Proforma revenue............................................    $194,357       $140,130
Proforma net income.........................................      42,065         27,501

Proforma basic net income per share.........................    $    .58       $    .39
Proforma diluted net income per share.......................    $    .56       $    .37

On May 1, 2000, the Company acquired Nitres, Inc. in a business combination accounted for under the pooling of interests method of accounting. Nitres, Inc., became a wholly owned subsidiary (Cree Lighting) of the Company through the exchange of 3,695,492 shares of the Company's common stock for all of the outstanding stock of Nitres, Inc. In addition, the Company assumed outstanding stock options and warrants, which after adjustment for the exchange represented a total of 304,446 options and warrants to purchase shares of Cree's common stock. The accompanying consolidated financial statements for fiscal 2000 are based on the assumption that the companies were combined for the full year. All prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Nitres, Inc., as though Nitres, Inc. had been a part of the Company for all periods presented.

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

                                                             (UNAUDITED)
                                                          NINE MONTHS ENDED    YEAR ENDED
                                                           MARCH 26, 2000     JUNE 27, 1999
                                                             (IN 000'S)        (IN 000'S)
                                                          -----------------   -------------
Net sales and other revenue:
As previously reported by Cree, Inc.....................       $72,342           $60,050
Nitres, Inc.............................................         2,887             2,391
Elimination of intercompany transactions................           (27)              (40)
                                                               -------           -------
As restated.............................................       $75,202           $62,401
                                                               =======           =======
Net income (loss):
As previously reported by Cree, Inc.....................       $19,575           $12,702
Nitres, Inc.............................................          (392)             (234)
Elimination of intercompany transactions................           (20)              (20)
                                                               -------           -------
As restated.............................................       $19,163           $12,448
                                                               =======           =======

Elimination of Prior Intercompany Transactions

Prior to May 1, 2000, the Company and Nitres, in the normal course of business, entered into certain transactions for the purchase and sale of merchandise. These intercompany transactions have been eliminated in the accompanying restated consolidated financial statements.

                                   CREE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Business Segments

The Company operates in two business segments, Cree and UltraRF. The Cree segment incorporates its proprietary technology to produce compound semiconductors using Silicon Carbide and gallium nitride technology. Products from this segment are sold for use in automotive and liquid crystal display backlighting; indicator lamps, full color light emitting diode displays and other lighting applications as well as microwave and power applications.

The UltraRF segment designs, manufactures and markets a complete line of silicon based LDMOS and bipolar radio frequency power semiconductors, the critical component utilized in building power amplifiers for wireless infrastructure applications.

Summarized financial information concerning the reportable segments as of and for the year ended June 24, 2001 is shown in the following table. The "Other" column represents amounts excluded from specific segments such as interest income. In addition, the "Other" column also includes corporate assets such as cash and cash equivalents, short-term investments held to maturity, marketable securities, interest receivable and long-term investments held to maturity which have not been allocated to a specific segment.

AS OF AND FOR THE YEAR ENDED JUNE 24, 2001 (IN 000'S)    CREE     ULTRARF     OTHER      TOTAL
-----------------------------------------------------  --------   --------   --------   --------
Revenue..........................................      $157,999   $ 19,228   $     --   $177,227
Depreciation and amortization....................        20,991        957         --     21,948
Income (loss) before income taxes................        51,743    (17,225)    15,668     50,186
Assets...........................................      $298,495   $ 99,185   $217,443   $615,123

QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

The following is a summary of the Company's consolidated quarterly results of operations for the years ended June 24, 2001 and June 25, 2000.

                                                   (IN 000'S, EXCEPT PER SHARE DATA)
                                   -----------------------------------------------------------------
                                   SEPTEMBER 24,   DECEMBER 24,   MARCH 25,   JUNE 24,   FISCAL YEAR
                                       2000            2000         2001        2001        2001
                                   -------------   ------------   ---------   --------   -----------
Net revenue......................     $37,642        $41,494       $53,365    $44,726     $177,227
Cost of revenue..................      17,076         19,420        27,668     25,536       89,700
Net income (loss)................      12,655         13,861        (5,182)     6,509       27,843
Earnings (loss) per share:
     Basic.......................     $  0.18        $  0.19       $ (0.07)   $  0.09     $   0.39
     Diluted.....................     $  0.17        $  0.18       $ (0.07)   $  0.09     $   0.37

                                   SEPTEMBER 26,   DECEMBER 26,   MARCH 26,   JUNE 25,   FISCAL YEAR
                                       1999            1999         2000        2000        2000
                                   -------------   ------------   ---------   --------   -----------
Net revenue......................     $20,861        $24,814       $29,528    $33,359     $108,562
Cost of revenue..................      11,384         12,087        13,729     15,162       52,362
Net income (loss)................       4,554          5,647         8,962     11,357       30,520
Earnings (loss) per share:
     Basic.......................     $  0.07        $  0.09       $  0.13    $  0.17     $   0.46
     Diluted.....................     $  0.07        $  0.09       $  0.12    $  0.15     $   0.43

                                   CREE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Reclassifications

Certain 2000 and 1999 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

Fiscal Year

The Company's fiscal year is a 52 or 53 week period ending on the last Sunday in the month of June.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at June 24, 2001 and June 25, 2000, and the reported amounts of revenues and expenses during the years ended June 24, 2001, June 25, 2000 and June 27, 1999. Actual amounts could differ from those estimates.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term and long-term investments, available for sale securities, accounts and interest receivable, accounts payable, debt, and other liabilities approximate fair values at June 24, 2001 and June 25, 2000.

                                   CREE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

At June 24, 2001 and June 25, 2000, the Company held a short-term equity investment in common stock of Microvision, Inc. ("MVIS"). The Company purchased 268,600 common shares in a private equity transaction in May 1999 at a price of $16.75 per share, or $4.5 million. Pursuant to an agreement signed March 17, 2000, the Company committed to increase its equity position in MVIS by investing an additional $12.5 million in MVIS common stock. This additional investment was completed on April 13, 2000, when the Company purchased 250,000 shares at a price of $50.00 per share. In June 2000, 162,600 MVIS shares were sold for $6.3 million, with a gain on sale recognized for $3.6 million using the specific identification method of cost determination for such investments. Management views these transactions as investments, and the shares are accounted for as "available for sale" securities under SFAS 115. Therefore, unrealized gains or losses are excluded from earnings and are recorded in other comprehensive income, net of tax. For the year ended June 24, 2001, the Company had recorded a cumulative unrealized holding loss on this investment of $4.6 million (net of tax of $3 million). For the years ended June 25, 2000 and June 27, 1999, the Company had recorded a cumulative unrealized holding gain on this investment of $900,000 (net of tax of $600,000) and $1.0 million (net of tax of $700,000), respectively. The fair market value of the MVIS investment as of June 24, 2001, using the closing sale price as of June 22, 2001, was $6.7 million, representing 356,000 shares. The fair market value of this investment as of June 25, 2000 was $15.8 million.

As of June 24, 2001, the Company's short-term investments held to maturity included $36.9 million in high-grade corporate bonds. As of June 25, 2000, the Company's short-term investments held to maturity totaled $142.5 million consisting of $97.9 million in high-grade corporate bonds, $15.0 million in government securities, and $29.6 million in a closed end mutual fund investing in high grade corporate securities that mature within one year. The Company purchased these investments with a portion of the proceeds from its public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to-maturity" under SFAS 115. The securities are reported on the consolidated balance sheet at amortized cost, as a short-term investment with unpaid interest included in interest receivable.

As of June 24, 2001, the Company's long-term investments held to maturity consisted of $7.9 million in high-grade corporate bond holdings that mature after June 24, 2002. As of June 25, 2000, the Company's long-term investments held to maturity consisted of $42.0 million in high-grade corporate bond holdings that mature after June 25, 2001. The Company purchased the corporate bonds with a portion of the proceeds from the public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to-maturity" under SFAS 115. The securities are reported on the consolidated balance sheet at amortized cost, as a long-term held to maturity investment with unpaid interest included in interest receivable if interest is due in less than 12 months, and as a long-term other asset if interest is due in more than 12 months.

                                   CREE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

During fiscal 2001, the Company purchased and sold marketable available-for-sale securities that resulted in the Company recording a realized gain on the sale of stock of $6.0 million using the specific identification method of cost determination for such investments.

As of June 24, 2001, the Company maintains $27.8 million of net investments in privately held companies, which are included in other assets on the consolidated balance sheet. Since the Company does not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting. During fiscal 2001, the Company recorded a reserve on these investments of $4.6 million, representing the Company's best estimate of an "other than temporary" decline in value.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to twenty years. Leasehold improvements are amortized over the lesser of the asset life or the life of the related lease. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in operations. During the years ended June 24, 2001, June 25, 2000 and June 27, 1999, the Company recorded $100,000, $1.3 million and $1.6 million, respectively, as losses on retirement of property and equipment reflected in other operating expense on the consolidated statements of income.

The Company entered into two agreements with Charles and Colvard, or C&C, to sell crystal growth equipment manufactured by the Company to C&C at cost plus a reasonable overhead allocation. As a result of these transactions, the Company recognized $227,000 and $473,000, in fiscal 2000 and fiscal 1999, respectively, as "other operating income" for the overhead allocation portion of the sales price. These equipment agreements were completed in October 1999. In May 2000, the Company agreed to purchase all of the crystal growth equipment previously sold to C&C for a purchase price of $5.0 million, which was less than the Company's direct cost to manufacture the equipment.

In the second quarter of fiscal 2000, the Company completed a 42,000 square foot facility expansion at its production site near Research Triangle Park, North Carolina. In the third quarter of fiscal 2000, the Company purchased a 120,000 square foot facility on 17.5 acres of land adjacent to the existing production site. The Company plans to use this facility for sales, general and administrative and research and development personnel, as well as for general employee services functions. The cost to acquire this facility (not including the upfit costs for completing the shell building) was $8.1 million. In addition, the Company is currently completing construction activities relating to a 147,000 square foot expansion of its facility.

During fiscal 2000, the Company has changed its depreciation policy to reflect lower useful lives on new manufacturing equipment. The useful life was reduced from 9 years to 5 years for all manufacturing equipment purchased since the beginning of fiscal year 2000. In management's estimate, this new policy was necessary due to the changes in estimated useful lives of new equipment caused by technology changes anticipated with the future development of larger diameter wafers. Management estimates that the change in policy reduced the Company's fiscal 2000 net income by $889,000 or $0.03 per share.

                                   CREE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Impairment of Long-Lived Assets

The Company assesses the realizability of the carrying value of its investment in long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for Impairment of Long Lived Assets and Assets to be Disposed of". As of June 24, 2001, the Company has not recorded an impairment in the carrying value of its long-lived assets with the exception of the $4.6 million reserve on cost method investments.

Patent and License Rights

Patent rights reflect costs incurred to enhance and maintain the Company's intellectual property position. License rights reflect costs incurred to use the intellectual property of others. Both are amortized on a straight-line basis over the lesser of 20 years from the date of patent application or over the license period. The related amortization expense was $194,000, $145,000, and $117,000 for the years ended June 24, 2001, June 25, 2000, and June 27, 1999, respectively. Total accumulated amortization for patents and license rights was approximately $990,000 and $813,000 at June 24, 2001 and June 25, 2000,
respectively.

Intangible Assets

Intangible assets include goodwill, current technology and workforce-in-place associated with the acquisition of UltraRF under the purchase method in December 2000. Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over ten years. Goodwill was capitalized at $81.5 million. Current technology and workforce-in-place represent assets that have been assigned values of $5.5 million and $800,000, respectively. These intangibles are being amortized under the straight-line method over eight and five years, respectively. Accumulated amortization of goodwill as of June 24, 2001 was $4.1 million. The Company will adopt Statement of Financial Accounting Standards No. 142 (SFAS 142) on July 1, 2002, therefore, goodwill will continue to be amortized during fiscal year 2002. The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at June 24, 2001.

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

                                   CREE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

those expenses. The following table details information about contracts for which direct expenses exceed funding by period as included in research and development expenses:

                                                                  YEAR ENDED (IN 000'S)
                                                              ------------------------------
                                                              JUNE 24,   JUNE 25,   JUNE 27,
                                                                2001       2000       1999
                                                              --------   --------   --------
Net research and development costs..........................   $  435     $  538       $--
Government funding..........................................    1,306        868       --
                                                               ------     ------       --
Total direct costs incurred.................................   $1,741     $1,406       $--
                                                               ======     ======       ==

Customers contributed $11.9 million in fiscal 2001, $5.5 million in fiscal 2000 and $4.5 million in fiscal 1999 toward product research and development activities. In addition, customers are committed to spend an additional $9.2 million and $462,000, in fiscal 2002 and fiscal 2003, respectively, for research and development activities.

Interest Capitalization

No interest was capitalized during the fiscal years ended June 24, 2001 and June 25, 2000. During the fiscal year ended June 27, 1999, the Company capitalized interest on funds used to construct property, plant and equipment in connection with its newly acquired facilities. Interest capitalized for fiscal year 1999 was $128,000.

Credit Risk, Major Customers and Major Suppliers

Financial instruments, which may subject the Company to a concentration of credit risk, consist principally of marketable securities, cash equivalents and accounts receivable. Marketable securities consist primarily of high-grade corporate debt, commercial paper, government securities and other investments at interest rates that vary by security. The Company's cash equivalents consist primarily of money market funds. Certain bank deposits may at times be in excess of the FDIC insurance limits.

The Company sells its products to manufacturers and researchers worldwide and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses, in the aggregate, have generally been within management's expectations. The Company presently derives the majority of its contract revenues from contracts with the U.S. Department of Defense. Approximately 10% and 19%, respectively, of the Company's accounts receivable balance at June 24, 2001 and June 25, 2000 was due from the Department of Defense. The Company had amounts due from Siemens A.G. (or its indirect subsidiaries, Osram and Infineon) totaling 18% and 19%, of accounts receivable balances at June 24, 2001 and June 25, 2000, respectively. The Company had amounts due from Sumitomo Corporation totaling 14% and 22% of accounts receivable balances at June 24, 2001 and June 25, 2000.

The Company has derived its product and contract revenue from sales in the United States, the Far East, and Europe as follows:

                                                                        YEAR ENDED
                                                              ------------------------------
                                                              JUNE 24,   JUNE 25,   JUNE 27,
                                                                2001       2000       1999
                                                              --------   --------   --------
United States...............................................     31%        31%        41%
Far East....................................................     62%        64%        48%
Europe......................................................      7%         5%        11%

                                   CREE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

One customer accounted for 25%, 26%, and 35% of revenue for fiscal 2001, 2000, and 1999, respectively. Another customer accounted for 22%, 25%, and 7% of revenue for fiscal 2001, 2000, and 1999, respectively. A third customer accounted for 3%, 15%, and 18% of revenue for fiscal 2001, 2000, and 1999, respectively. A fourth customer accounted for 11%, 0%, and 0% of revenue fiscal 2001, 2000, and 1999, respectively. The Department of Defense accounted for 68%, 90%, and 96% of contract revenues during fiscal 2001, 2000, and 1999, respectively.

The Company depends on single or limited source suppliers for a number of raw materials and components used in its products. Any interruption in the supply of these key materials or components could have a significant adverse effect on the Company's operations.

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

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (SFAS 123), "Accounting for Stock Based Compensation." This Statement establishes fair value as the measurement basis for equity instruments issued in exchange for goods or services and stock-based compensation plans. Fair value may be measured using quoted market prices, option-pricing models or other reasonable estimation methods. SFAS 123 permits the Company to choose between adoption of the fair value based method or disclosing pro forma net income information. The Statement is effective for transactions entered into after December 31, 1995. The Company will continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, as amended, and will provide the pro forma disclosures required by SFAS 123.

Income Taxes

Income taxes have been accounted for using the liability method in accordance with Financial Accounting Standards Board ("FASB"), Statements of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Contingencies

The Company is involved in various legal proceedings related to the protection of its intellectual property. Although the final resolution of these matters cannot be determined, management's opinion is that the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                   CREE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  ACCOUNTS RECEIVABLE, NET

The following is a summary of the components of accounts receivable:

                                                                  YEAR ENDED (IN 000'S)
                                                              -----------------------------
                                                              JUNE 24, 2001   JUNE 25, 2000
                                                              -------------   -------------
Billed trade receivables....................................     $31,982         $10,262
Unbilled contract receivables...............................       3,218           2,394
                                                                 -------         -------
                                                                  35,200          12,656
Allowance for doubtful accounts.............................        (350)           (250)
                                                                 -------         -------
Total accounts receivable, net..............................     $34,850         $12,406
                                                                 =======         =======

The following table summarizes the changes in the Company's allowance for doubtful accounts for the years ended June 24, 2001, June 25, 2000, and June 27, 1999:

                                                                  YEAR ENDED (IN 000'S)
                                                              ------------------------------
                                                              JUNE 24,   JUNE 25,   JUNE 27,
                                                                2001       2000       1999
                                                              --------   --------   --------
Balance at beginning of year................................    $250       $175       $151
Charges to cost and expenses................................     100         75         24
Deductions (write-offs to reserve)..........................      --         --         --
                                                                ----       ----       ----
Balance at end of year......................................    $350       $250       $175
                                                                ====       ====       ====

4.  INVENTORY, NET

The following is a summary of inventory:

                                                              YEAR ENDED (IN 000'S)
                                                              ----------------------
                                                              JUNE 24,     JUNE 25,
                                                                2001         2000
                                                              ---------    ---------
Raw materials...............................................   $ 4,538      $2,415
Work-in-progress............................................     6,206       3,094
Finished goods..............................................     5,251       3,811
                                                               -------      ------
                                                                15,995       9,320
                                                               -------      ------
Inventory reserve...........................................      (793)         --
                                                               -------      ------
Total inventory, net........................................   $15,202      $9,320
                                                               =======      ======

                                   CREE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment:

                                                              YEAR ENDED (IN 000'S)
                                                              ---------------------
                                                              JUNE 24,    JUNE 25,
                                                                2001        2000
                                                              ---------   ---------
Office furnishings and other................................  $  3,755    $    943
Land & Buildings............................................    61,804      41,087
Machinery and equipment.....................................   131,110      77,856
Computer hardware and software..............................     3,865       1,822
Leasehold improvements......................................     4,106       1,461
                                                              --------    --------
                                                               204,640     123,169
Accumulated depreciation....................................   (44,234)    (22,633)
                                                              --------    --------
                                                               160,406     100,536
Construction in progress....................................    66,514      36,582
                                                              --------    --------
Property & Equipment, net...................................  $226,920    $137,118
                                                              ========    ========

Depreciation and amortization of property and equipment totaled $21.9 million, $10.8 million, and $5.6 million for the years ended June 24, 2001, June 25, 2000, and June 27, 1999, respectively.

6.  ACCRUED EXPENSES

The following table reflects the components of other accrued expenses:

                                                              YEAR ENDED (IN 000'S)
                                                              ----------------------
                                                              JUNE 24,      JUNE 25,
                                                                2001          2000
                                                              --------      --------
Accrued legal fees..........................................   $1,356        $  333
Accrued taxes...............................................    1,357           976
Other accrued liabilities...................................    2,443         3,876
                                                               ------        ------
          Total accrued expenses............................   $5,156        $5,185
                                                               ======        ======

7.  SHAREHOLDERS' EQUITY

On January 18, 2001, Cree announced that its Board of Directors has authorized the repurchase of up to 4.0 million shares, or about five percent, of its outstanding common stock. Additionally, on March 22, 2001, Cree, Inc. announced that its Board of Directors has increased the repurchase limits under its stock repurchase program announced in January 2001 to include an additional 3.0 million shares, for a total of 7.0 million shares of its outstanding common stock. As of June 24, 2001, the Company repurchased 1.8 million shares of its common stock at an average price of $16.58 per share.

In connection with the stock repurchase program, and in addition to the purchases described above, the Company sold 2.0 million put options for net cash proceeds of $2.9 million during fiscal 2001, all of which were expired at June 24, 2001.

The Company expects to use available cash to finance purchases under the repurchase program, which extends to January 2002. At the discretion of the Company's management, the repurchase program can be implemented through open market or privately negotiated transactions. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors.

On January 20, 2000, the Company completed a public offering of 6,578,000 shares of its common stock at a price of $42.56 per share. The Company received net aggregate proceeds of approximately $266.1 million after deducting underwriting discounts and commissions and estimated offering costs. The net proceeds are being

                                   CREE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

used primarily for manufacturing facility expansion and purchase of additional equipment, the acquisition of an additional facility, research and development, and general corporate purposes.

At June 27, 1999, the Articles of Incorporation of the Company authorized the Company to issue up to 30,000,000 shares of common stock, with a par value of $0.005 per share, and 3,000,000 shares of preferred stock, with a par value of $0.01 per share. The preferred stock may be issued in one or more classes or series with the number of shares, designation, relative rights, preferences, and limitations of each class or series to be determined by resolution of the Board of Directors. The Articles of Incorporation were amended, effective at the close of business on July 26, 1999, to effect a two-for-one split of the common stock. In addition, the Company split its stock again on December 1, 2000. As a result, as of December 1, 2000, the Articles of Incorporation authorize the Company to issue up to 120,000,000 shares of common stock, with a par value of $0.00125 per share. The amendment did not change the number of authorized shares or other provisions relating to the preferred stock. On July 30, 1999 and December 1, 2000, the Company issued to each holder of record of common stock a certificate evidencing the additional shares of common stock resulting from the stock split. All references in this document to common stock and per common share data have been adjusted to reflect the two common stock splits.

On February 17, 1999, the Company completed a public offering selling 5,980,000 shares of its common stock at a price of $9.85 per share. The Company received net aggregate proceeds of approximately $55.2 million after deducting underwriter discounts and estimated offering costs. A portion of the net proceeds, $10 million, was used to repay debt to a commercial bank. The majority of the funds are being used for plant expansion and the balance for general corporate purposes, including working capital and potential acquisition of or investments in complementary businesses.

At June 24, 2001, the Company had reserved a total of 18,170 shares of its common stock for future issuance as follows (in 000's):

                                                              NUMBER OF SHARES
                                                              ----------------
For exercise of outstanding common stock options............       13,522
For authorized future common stock option awards............        4,240
For possible future issuance to employees under the Employee
  Stock Purchase Plan.......................................          408
                                                                   ------
Total reserved..............................................       18,170
                                                                   ======

8.  EMPLOYEE STOCK PURCHASE PLAN

The Company adopted an Employee Stock Purchase Plan (the "ESPP") on November 2, 1999. The ESPP provides employees of the Company, and its majority-owned subsidiaries, with an opportunity to purchase common stock through payroll deductions. The purchase price is set at 85% of the lower of the fair market value of common stock at the beginning of the participation period or on a purchase date. Contributions are limited to 15% of an employee's compensation. The participation periods have a 12 month duration, with new participation periods beginning in November and May of each year. Each participation period has two purchase dates, one in October and the other in April. The Board of Directors has reserved 600,000 shares of common stock for issuance under the ESPP. As of June 24, 2001, 192,263 shares of common stock had been purchased under the ESPP.

9.  STOCK OPTIONS AND STOCK WARRANTS

The Company has stock option plans to provide incentives to eligible employees, officers, and directors in the form of incentive stock options and non-qualified stock options. The Board of Directors determines the option price (not to be less than fair value) at the date of grant. Options, particularly those assumed or exchanged as a result of acquisitions, have various vesting schedules and expiration dates. The majority of options vest and

                                   CREE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

become exercisable over five years and have a ten-year term. In July 2001, the Company's board of directors authorized and approved an additional 1 million shares under the Plan.

Stock option activity during the periods ending as indicated is as follows (in 000's, except per share data):

                                                      TOTAL STOCK OPTION ACTIVITY -- YEAR ENDED
                                        ---------------------------------------------------------------------
                                            JUNE 24, 2001           JUNE 25, 2000           JUNE 27, 1999
                                        ---------------------   ---------------------   ---------------------
                                        NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED
                                         OPTIONS     AVERAGE     OPTIONS     AVERAGE     OPTIONS     AVERAGE
                                        (IN 000'S)    PRICE     (IN 000'S)    PRICE     (IN 000'S)    PRICE
                                        ----------   --------   ----------   --------   ----------   --------
Outstanding -- Beginning of year......     8,180      $13.55       7,226      $ 4.07      4,820       $2.55
Granted...............................     6,566       41.41       3,506       25.73      3,424        5.43
Exercised.............................      (797)       5.19      (2,150)       2.57       (836)       1.82
Forfeited.............................      (427)      33.80        (402)       8.07       (182)       3.54
                                          ------      ------      ------      ------      -----       -----
Outstanding -- End of year............    13,522      $26.93       8,180      $13.55      7,226       $4.07
                                          ======      ======      ======      ======      =====       =====
Exercisable -- end of year............     3,878      $11.83       2,706      $ 2.99      2,956       $2.69
                                          ======      ======      ======      ======      =====       =====

As permitted by SFAS 123, "Accounting For Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and amendments in accounting for its employee stock option plans. In connection with the options obtained through the acquisition of Nitres, the Company has recorded deferred compensation expense of $1.2 million, $1.8 million and $1.0 million for the difference between the grant price and the deemed fair market value of stock and stock options granted for the years ended June 24, 2001, June 25, 2000 and June 27, 1999, respectively. Of this deferred compensation amount $501,000, $980,000 and $142,000 were amortized for the years ended June 24, 2001, June 25, 2000 and June 27, 1999, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The Company computes fair value for this purpose using the Black-Scholes option pricing model. The assumptions used in this model to estimate fair value and resulting values are as follows:

                                         STOCK OPTION PLANS                             ESPP
                            ---------------------------------------------   -----------------------------
                            JUNE 24, 2001   JUNE 25, 2000   JUNE 27, 1999   JUNE 24, 2001   JUNE 25, 2000
                            -------------   -------------   -------------   -------------   -------------
Expected dividend yield...        0.0%            0.0%            0.0%            0.0%            0.0%
Risk-free interest rate...        5.4%            6.2%            5.3%            5.0%            5.6%
Expected volatility.......       90.0%           88.0%          117.0%           90.0%           88.0%
Expected life (in
  years)..................        5.7             5.2             5.0             0.8             0.8
                               ------          ------          ------          ------          ------
Weighted-average fair
  value of options granted
  in year.................     $31.51          $24.99          $ 4.88          $16.73          $12.67
                               ======          ======          ======          ======          ======

                                   CREE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information is as follows:

                                                           YEAR ENDED (IN 000'S, EXCEPT PER
                                                                      SHARE DATA)
                                                           ---------------------------------
                                                           JUNE 24,    JUNE 25,    JUNE 27,
                                                             2001        2000        1999
                                                           ---------   ---------   ---------
Net income, as reported..................................  $ 27,843     $30,520     $12,448
Basic earnings per share as reported.....................  $   0.39     $  0.46     $  0.21
Diluted earnings per share as reported...................  $   0.37     $  0.43     $  0.20
Pro forma net (loss) income..............................  $(21,737)    $21,507     $ 8,714
Pro forma basic (loss) earnings per share................  $  (0.30)    $  0.33     $  0.15
Pro forma diluted (loss) earnings per share..............  $  (0.29)    $  0.31     $  0.14

Selected information regarding stock options as of June 24, 2001 follows:

                                             OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                      ---------------------------------   ---------------------
                                                   WEIGHTED
                                                    AVERAGE    WEIGHTED                WEIGHTED
                                      NUMBER OF    REMAINING   AVERAGE    NUMBER OF    AVERAGE
                                       OPTIONS      LIFE IN    EXERCISE    OPTIONS     EXERCISE
RANGE OF EXERCISE PRICES              (IN 000'S)     YEARS      PRICE     (IN 000'S)    PRICE
------------------------              ----------   ---------   --------   ----------   --------
$0.01-$3.60.........................     1,644       5.74       $ 2.60      1,364       $ 2.78
$3.81-$13.92........................     2,965       7.10         5.53      1,481         4.52
$16.78-$27.80.......................     2,629       7.65        20.35        330        18.31
$30.97-$37.44.......................     2,779       9.52        33.62        344        34.96
$41.97-$71.53.......................     3,505       8.90        56.08        359        48.27
                                        ------       ----       ------      -----       ------
                                        13,522       8.01       $26.93      3,878       $11.83
                                        ------       ----       ------      -----       ------

In connection with the Company's September 1995 private placement, the Company issued warrants to purchase 1.2 million shares of the Company's common stock. These warrants had a five-year term and an exercise price of $ 6.81 per share, which represents fair value on the date of grant. Warrants to purchase 462,000, 54,000 and 684,000 shares of common stock were exercised during fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, respectively. As of June 24, 2001, all warrants issued under this private placement had been exercised. In conjunction with the Company's acquisition of Nitres, Inc. in May 2000, the Company assumed outstanding warrants that had been previously issued by Nitres, Inc. in February 2000. These warrants had a seven-year term and an exercise price of $1.28 per share. During the year ended June 24, 2001, the remaining warrants to purchase 31,360 shares of the Company's common stock were exercised.

10.  LEASE COMMITMENTS

The Company currently leases five facilities. These facilities are comprised of both office and manufacturing space. The first facility has a remaining lease period through December 2001 and will not be renewed. The lease term for the second facility began in September 1995 and a renewal option was exercised in September 1999. The lease on this facility expires in August 2002 and will not be renewed. The lease for the third facility runs month to month with a 90-day termination clause. The fourth facility lease expires in approximately four years. The fifth facility has a remaining sub lease term for approximately ten and one-half years. All of the remaining lease agreements provide for rental adjustments for increases in property taxes, the consumer price index and general property maintenance.

                                   CREE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Rent expense associated with these and other expired leases totaled $1.2 million, $420,000, and $478,000 for the years ended June 24, 2001, June 25, 2000, and June 27, 1999, respectively. Future minimum rentals as of June 24, 2001 under these leases are as follows:

                                          MINIMUM RENTAL AMOUNT
           FISCAL YEARS ENDED                  (IN 000'S)
           ------------------             ---------------------
June 30, 2002...........................         $ 1,830
June 29, 2003...........................           1,597
June 27, 2004...........................           1,582
June 26, 2005...........................           1,582
June 25, 2006...........................           1,020
Thereafter..............................           4,913
                                                 -------
          Total.........................         $12,524
                                                 =======

11.  LONG-TERM DEBT

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

In November 1997, the Company entered into a term loan with a commercial bank for up to $10.0 million to finance the purchase and upfit of the new main facility in Durham, North Carolina. Approximately $3.0 million was disbursed under the loan to finance the initial purchase of the facility with the remaining proceeds disbursed on a monthly basis based on actual expenditures incurred. The loan, which was collateralized by the purchased property and subsequent upfits, accrued interest at a fixed rate of 8% and carried customary covenants, including the maintenance of a minimum tangible net worth and other requirements. On February 17, 1999, the entire $10.0 million indebtedness was repaid with proceeds received from the public stock offering. Interest expense was $0, $13,000, and $282,000 for the years ended June 24, 2001, June 25, 2000, and June 27, 1999, respectively.

12.  INCOME TAXES

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

                                   CREE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The actual income tax expense for the years ended June 24, 2001, June 25, 2000, and June 27, 1999 differed from the amounts computed by applying the statutory U.S. federal tax rate of 35% in fiscal 2001, 2000 and 1999, to pretax earnings as a result of the following:

                                                                  YEAR ENDED (IN 000'S)
                                                              ------------------------------
                                                              JUNE 24,   JUNE 25,   JUNE 27,
                                                                2001       2000       1999
                                                              --------   --------   --------
Federal income tax provision at statutory rate..............  $17,565    $16,382     $6,174
State tax provision.........................................    1,439      1,517        211
Increase (decrease) in income tax expense resulting from:
     Foreign sales corporation..............................   (2,108)    (1,682)      (510)
     Decrease in valuation allowance........................       --         --       (290)
     Research and development...............................     (538)      (258)      (251)
     Amortization...........................................     (203)        --         --
     In process research and development....................    6,090         --         --
     Non-deductible transaction costs.......................       --        327         --
     Other..................................................       98         --       (442)
                                                              -------    -------     ------
Income tax expense..........................................  $22,343    $16,286     $4,892
                                                              =======    =======     ======

The following are the components of the provision for income taxes for the years ended June 24, 2001, June 25, 2000, and June 27, 1999:

                                                                  YEAR ENDED (IN 000'S)
                                                              ------------------------------
                                                              JUNE 24,   JUNE 25,   JUNE 27,
                                                                2001       2000       1999
                                                              --------   --------   --------
Current:
     Federal................................................  $ 7,111    $   856     $2,553
     State..................................................      832        200        300
                                                              -------    -------     ------
                                                                7,943      1,056      2,853
Deferred:
     Federal................................................   13,988     15,111      2,299
     State..................................................      412        119       (260)
                                                              -------    -------     ------
                                                               14,400     15,230      2,039
Net Provision...............................................  $22,343    $16,286     $4,892
                                                              =======    =======     ======

                                   CREE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                           YEAR ENDED (IN 000'S)
                                                    ------------------------------------
                                                    JUNE 24,      JUNE 25,      JUNE 27,
                                                      2001          2000          1999
                                                    --------      --------      --------
Current deferred tax asset (liability):
     Compensation.................................  $   491       $   268       $   105
     Inventory....................................      544           202           126
     Bad debt.....................................      129            93            65
     Marketable equity securities and other.......    3,008        (1,018)           --
                                                    -------       -------       -------
Net current deferred tax asset (liability)........    4,172          (455)          296
Non current deferred tax asset (liability):
     Alternative minimum tax......................    2,295         1,690         1,513
     Net operating loss carryforwards.............      421        11,641            97
     Research tax credits.........................    2,369           785           420
     Fixed assets.................................   (7,925)       (6,060)       (3,992)
     State tax credits and other..................   (1,010)        2,568           139
                                                    -------       -------       -------
Net non current deferred tax asset (liability)....   (3,850)       10,624        (1,823)
                                                    -------       -------       -------
Net deferred tax asset (liability)................  $   322       $10,169       $(1,527)
                                                    =======       =======       =======

As of June 24, 2001, the Company has no Federal net operating loss carryforwards for federal purposes and state net economic loss carryovers of approximately $6 million for state purposes. The net operating losses have been generated from the tax benefits associated with stock options, which have been accounted for as an addition to paid-in capital. The state net economic loss carryforward will expire beginning in 2011. Research and development tax credits begin to expire in 2011. State incentive tax credits begin to expire in 2004.

13.  RETIREMENT PLAN

The Company maintains an employee benefit plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code. Under the Plan, there is no fixed dollar amount of retirement benefits, and actual benefits received by employees will depend on the amount of each employee's account balance at the time of retirement. All employees are eligible to participate under the Plan on the first day of a new fiscal quarter after date of hire. The Pension Benefit Guaranty Corporation does not insure the Plan. The Company may, at its discretion, make contributions to the Plan. However, the Company did not make any contributions to the Plan during the years ended June 24, 2001, June 25, 2000, and June 27, 1999.

                                   CREE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  EARNINGS PER SHARE

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

                                                 YEAR ENDED (IN 000'S, EXCEPT PER SHARE DATA)
                                                ----------------------------------------------
                                                 JUNE 24,          JUNE 25,          JUNE 27,
                                                   2001              2000              1999
                                                ----------        ----------        ----------
Basic:
Net income....................................    $27,843           $30,520           $12,448
                                                  =======           =======           =======
Weighted average common shares................     72,243            65,930            58,030
                                                  =======           =======           =======
Basic earnings per share......................    $  0.39           $  0.46           $  0.21
                                                  =======           =======           =======
Diluted:
Net income....................................    $27,843           $30,520           $12,448
                                                  =======           =======           =======
Weighted average common shares-basic..........     72,243            65,930            58,030
Dilutive effect of stock options & warrants...      3,492             4,504             2,834
                                                  -------           -------           -------
Weighted average common shares-diluted........     75,735            70,434            60,864
                                                  =======           =======           =======
Diluted earnings per share....................    $  0.37           $  0.43           $  0.20
                                                  =======           =======           =======

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with SFAS No. 128, these shares were not included in calculating diluted earnings per share. For the year ended June 24, 2001, there were 6.4 million shares that were not included in calculating diluted earnings per share because their effect was antidilutive. As of June 25, 2000 and June 27, 1999, there were no potential shares considered to be antidilutive.

15.  NEW ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board ("FASB") unanimously approved the issuance of Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will adopt SFAS 142 in the fiscal year beginning July 1, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for in items 10 through 13 is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) Financial statements and financial statement schedule -- the financial statements and reports of independent auditors are filed as part of this report (see index to Consolidated Financial Statements at Part II
    Item 8 on page 34 of this Form 10-K). The financial statement schedules are not included in this item as they are either not applicable or are included as part of the consolidated financial statements.

(a) (3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
3.1      Articles of Incorporation, as amended (1)
3.2      Bylaws, as amended
4.1      Specimen Common Stock Certificate (2)
10.1     Equity Compensation Plan, as amended and restated December
         1, 2000 (1) *
10.2     Stock Option Plan for Non-Employee Directors (terminated as to future grants pursuant to Board action dated September 1,
         1997) (3) *
10.3     Management Incentive Compensation Program - Fiscal Year 2001
         Plan (1) *
10.4     License Agreement between the Company and North Carolina
         State University dated December 3, 1987 (4)
10.5     Amendment to License Agreement between the Company and North
         Carolina State University dated September 11, 1989 (4)
10.6     Purchase Agreement between the Company and Osram Opto
         Semiconductors GmbH & Co. dated August 30, 1999 (5)
10.7     Purchase Agreement between the Company and Osram Opto
         Semiconductors GmbH & Co. dated July 27, 2000. (6)
10.8     Merger Agreement dated as of April 10, 2000 among Cree,
         Inc., Crystal Acquisition, Inc., Nitres, Inc. and
         shareholders of Nitres, Inc. listed on signature pages
         thereto. (7)
10.9     Asset Purchase Agreement, dated as of November 20, 2000,
         among Cree, Inc., Zoltar Acquisition Inc. and Spectrian
         Corporation. (8)
10.10    Sublease agreement, dated December 29, 2000, between Zoltar
         Acquisition Inc. and Spectrian Corporation. (8)
21.1     Subsidiaries of Registrant
23.1     Consent of Independent Auditors

---------------

(1) Incorporated by reference herein. Filed as an exhibit to the Company's Registration Statement filed on Form 10-Q with the Securities and Exchange Commission on February 2, 2001.
(2) Incorporated by reference herein. Filed as an exhibit to the Company's Registration Statement filed on Form S-3, Registration No. 333-94013, and declared effective by the Securities and Exchange Commission on January 13, 2000.
(3) Incorporated by reference herein. Filed as an exhibit to the Company's Registration Statement filed on Form S-8, Registration No. 33-98958, and effective with the Securities and Exchange Commission on November 3, 1995.
(4) Incorporated by reference herein. Filed as an exhibit to the Company's Registration Statement filed on Form SB-2, Registration No. 33-55998, and declared effective by the Securities and Exchange Commission on February 8, 1993.
(5) Incorporated by reference herein. Filed as an exhibit to the Company's Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on November 4, 1999. Confidential treatment of portions of this exhibit was granted by the Securities and Exchange Commission pursuant to Rule 24b-2.
(6) Incorporated by reference herein. Filed as an exhibit to the Company's Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on November 3, 2000. Confidential treatment of portions of this exhibit was granted by the Securities and Exchange Commission pursuant to Rule 24b-2.
(7) Incorporated by reference herein. Filed as an exhibit to the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission on August 10, 2000.
(8) Incorporated by reference herein. Filed as an exhibit to the Company's Current Report filed on Form 8-K with the Securities and Exchange Commission on January 12, 2001.
* Compensatory Plan

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the three months ended June 24, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CREE, INC.
Date: August 24, 2001

                                          By:    /s/ CHARLES M. SWOBODA
                                            ------------------------------------
                                            Charles M. Swoboda
                                            Chief Executive Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
/s/ F. NEAL HUNTER                                     Chairman of the Board of         August 24, 2001
-----------------------------------------------------  Directors
F. Neal Hunter

/s/ CHARLES M. SWOBODA                                 Chief Executive Officer and      August 24, 2001
-----------------------------------------------------  Director
Charles M. Swoboda

/s/ CYNTHIA B. MERRELL                                 Chief Financial Officer and      August 24, 2001
-----------------------------------------------------  Chief Accounting Officer
Cynthia B. Merrell

/s/ JAMES E. DYKES                                     Director                         August 24, 2001
-----------------------------------------------------
James E. Dykes

/s/ WILLIAM J. O'MEARA                                 Director                         August 24, 2001
-----------------------------------------------------
William J. O'Meara

/s/ JOHN W. PALMOUR                                    Director                         August 24, 2001
-----------------------------------------------------
John W. Palmour, Ph.D.

/s/ ROBERT J. POTTER                                   Director                         August 24, 2001
-----------------------------------------------------
Robert J. Potter, Ph.D.

/s/ WALTER L. ROBB                                     Director                         August 24, 2001
-----------------------------------------------------
Walter L. Robb, Ph.D.

/s/ DOLPH W. VON ARX                                   Director                         August 24, 2001
-----------------------------------------------------
Dolph W. von Arx