Form 10-Q
period 2001-09-23
CREE INC
filed 2001-11-02
CIK 895419

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 23, 2001



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






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

The number of shares outstanding of the registrant's common stock, par value $0.00125 per share, as of October 24, 2001 was 72,340,115.

                                   CREE, INC.
                                    FORM 10-Q

                    For the Quarter Ended September 23, 2001


                                      INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION                                          --------

Item 1.    Financial Statements

           Consolidated Balance Sheets at September 23, 2001                 3
           (unaudited) and June 24, 2001

           Consolidated Statements of Income for the three                   4
           months ended September 23, 2001 and September 24, 2000
           (unaudited)

           Consolidated Statements of Cash Flow for the three                5
           months ended September 23, 2001 and September 24, 2000
           (unaudited)

           Notes to Consolidated Financial Statements (unaudited)            6

Item 2.    Management's Discussion and Analysis of Financial Condition      14
           and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       18


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                19

Item 6.    Exhibits and Reports on Form 8-K                                 20

SIGNATURES                                                                  21

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
                                   CREE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                      September 23,   June 24,
                                                          2001          2001
                                                      ------------  ------------
ASSETS                                                       (Unaudited)
Current assets:
       Cash and cash equivalents                        $142,580       $164,562
       Short-term investments held to maturity             9,936         36,965
       Marketable securities                              11,139          6,675
       Accounts receivable, net                           39,950         34,850
       Interest receivable                                   949          1,270
       Inventories                                        16,922         15,202
       Deferred income tax                                 4,172          4,172
       Prepaid expenses and other current assets           1,978          2,220
                                                      ------------  ------------
          Total current assets                           227,626        265,916

       Property and equipment, net                       228,823        226,920
       Goodwill and intangible assets, net                81,027         83,282
       Long-term investments held to maturity             37,971          7,971
       Patent and license rights, net                      3,372          3,246
       Other assets                                       29,282         27,788
                                                      ------------  ------------
          Total assets                                  $608,101       $615,123
                                                      ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable, trade                          $ 10,287       $ 14,148
       Accrued salaries and wages                          2,870          2,435
       Other accrued expenses                             11,183          5,156
                                                      ------------  ------------
          Total current liabilities                       24,340         21,739

Long term liabilities:
       Deferred income taxes                               3,850          3,850
       Other long term liabilities                           438            438
                                                      ------------  ------------
          Total long term liabilities                      4,288          4,288

Shareholders' equity:
       Preferred stock, par value $0.01;                     --             --
         3,000 shares authorized at September 23,
         2001 and June 24, 2001; none issued
         and outstanding
       Common stock, par value $0.00125;                      90             91
         120,000 shares authorized; 72,380 and
         72,907 shares issued and outstanding
         at September 23, 2001 and June 24,
         2001, respectively

       Additional paid-in-capital                        509,326        518,781
           Deferred compensation expense                 (1,081)        (1,211)
       Retained earnings                                  82,461         76,001
       Accumulated other comprehensive loss,            (11,323)        (4,565)
          net of tax                                  ------------  ------------

          Total shareholders' equity                     579,473        589,097
                                                      ------------  ------------
          Total liabilities and shareholders' equity    $608,101       $615,123
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

                                   CREE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three Months Ended
                                             -----------------------------------
                                             September 23,         September 24,
                                                 2001                  2000
                                             -------------         -------------
Revenue:
    Product revenue, net                      $  38,578             $  34,311
    Contract revenue, net                         4,588                 3,331
                                             -------------         -------------
      Total revenue                              43,166                37,642

Cost of revenue:
    Product revenue                              19,912                14,489
    Contract revenue                              3,350                 2,587
                                             -------------         -------------
      Total cost of revenue                      23,262                17,076
                                             -------------         -------------

Gross profit                                     19,904                20,566

Operating expenses:
    Research and development                      4,105                 2,101
    Sales, general and administrative             5,732                 3,957
    Intangible asset amortization                 2,255                   --
                                             -------------         -------------

      Income  from operations                     7,812                14,508

Other expense                                     (851)                  (88)
Interest income, net                              2,137                 4,783
                                             -------------         -------------

      Income before income taxes                  9,098                19,203

Income tax expense                                2,638                 6,548
                                             -------------         -------------
      Net income                              $   6,460             $  12,655
                                             =============         =============

Earnings  per share:
      Basic                                       $0.09                 $0.18
                                             =============         =============
      Diluted                                     $0.09                 $0.17
                                             =============         =============

Shares used in per share calculation:
      Basic                                      72,952                70,812
                                             =============         =============
      Diluted                                    75,642                75,260
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

                                   CREE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                  ------------------------------
                                                  September 23,    September 24,
                                                      2001             2000
                                                  -------------    -------------

Operating activities:
  Net income                                       $   6,460         $ 12,655
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation  of property and equipment              7,355            4,128
  Loss on disposal of property, equipment
    and patents                                          851              --
  Amortization of patent rights                           41               15
  Amortization of intangible assets                    2,255              --
  Amortization of deferred compensation                  130              151
  Deferred income taxes                                2,760            1,479
  Purchase of marketable trading securities              --           (5,028)
  Proceeds from sale of marketable trading
      securities                                         --             5,837
  Gain on marketable trading securities                  --           (1,182)
  Tax benefits associated with stock option
      exercises                                          862            4,500
  Changes in operating assets and liabilities:
      Accounts and interest receivable               (4,779)          (9,519)
      Inventories                                    (1,720)          (1,244)
      Prepaid expenses and other current assets          243          (2,626)
      Accounts payable, trade                        (3,861)          (2,499)
      Accrued expenses and other long-term
         liabilities                                   5,599          (1,166)
                                                  -------------    -------------
      Net cash provided by operating activities       16,196            5,501
                                                  -------------    -------------

Investing activities:
  Purchase of available for sale securities         (13,982)              --
  Purchase of property and equipment                (10,108)         (24,626)
  Purchase of securities held to maturity           (30,000)         (50,613)
  Proceeds from maturities of securities held         27,029           19,010
     to maturity
  Increase in other long-term assets                 (1,494)         (20,569)
  Capitalized patent costs                             (168)             (64)
                                                  -------------    -------------
      Net cash used in investing activities         (28,723)         (76,862)
                                                  -------------    -------------

Financing activities:
  Repurchase of common stock                         (9,996)              --
  Net proceeds from issuance of common stock             541            1,641
                                                  -------------    -------------
      Net cash (used in) provided by
        financing activities                         (9,455)            1,641
                                                  -------------    -------------

Net decrease in cash and cash equivalents          $(21,982)        $(69,720)
Cash and cash equivalents:
       Beginning of period                         $ 164,562         $103,843
                                                  =============    =============
       End of period                               $ 142,580         $ 34,123
                                                  =============    =============
Supplemental disclosure of cash flow
  information:

     Cash paid for income taxes                    $   2,104              --
                                                  =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   CREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

The consolidated balance sheet as of September 23, 2001, the consolidated statements of income for the three months ended September 23, 2001 and September 24, 2000, and the consolidated statements of cash flow for the three months ended September 23, 2001 and September 24, 2000 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flow at September 23, 2001, and for all periods presented have been made. The balance sheet at June 24, 2001 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's fiscal 2001 Annual Report on Form 10-K. The results of operations for the period ended September 23, 2001 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc., and its wholly-owned subsidiaries, Cree Lighting Company ("Cree Lighting"), UltraRF, Inc. ("UltraRF"), Cree Research FSC, Inc., Cree Funding LLC, Cree Employee Services Corporation, CI Holdings, Limited, Cree Technologies, Inc and Cree Asia-Pacific, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Business Combination

On December 29, 2000, the Company completed the acquisition of the UltraRF division of Spectrian Corporation, or Spectrian through the purchase of assets of the business by Cree's wholly owned subsidiary, UltraRF, Inc. in a business combination accounted for under the purchase method. Under the terms of the Asset Purchase Agreement, UltraRF acquired substantially all of the net assets of the business from Spectrian in exchange for a total of 2,656,917 shares of Cree common stock valued at $113.5 million. Of the total shares issued, 191,094 shares were placed in escrow and proceeds from the sale of such shares retained in escrow to secure Spectrian's representations, warranties and covenants under the Asset Purchase Agreement. Under the terms of the escrow arrangement, one-half of the funds were released to Spectrian in June 2000 and the balance will be released in December 2001 if no claims are made against the escrowed assets.

The consolidated financial statements reflect the allocation of the purchase price to fair value of the assets acquired, including goodwill of $81.5 million and other intangible assets of $6.3 million. Goodwill is being amortized on a straight-line basis over ten years and other related intangibles are being amortized over five to eight years.

The results of operations of UltraRF have been included in the consolidated results of the Company since the date of acquisition.

Business Segments

The Company  operates  in two  business  segments,  Cree and  UltraRF.  The Cree segment incorporates its proprietary technology to produce compound semiconductors using silicon carbide and gallium nitride technology. Products from this segment are used for use in automotive and liquid crystal display backlighting, indicator lamps, full color light emitting diode displays and other lighting applications as well as microwave and power applications.

The UltraRF segment designs, manufactures and markets a complete line of silicon-based LDMOS and bipolar radio frequency power semiconductors, the critical component utilized in building power amplifiers for wireless infrastructure applications.

Summarized financial information concerning the reportable segments as of and for the three months ended September 23, 2001 is shown in the following table. The "Other" column represents amounts excluded from specific segments such as interest income. In addition, the "Other" column also includes corporate assets such as cash and cash equivalents, short-term investments held to maturity, marketable securities, interest receivable and long-term investments held to maturity which have not been allocated to a specific segment.

   As of and for the
   three months ended
   September 23, 2001
     (in thousands)               Cree        UltraRF       Other       Total
--------------------------    ------------  ------------ ----------- -----------
Revenue                         $ 33,493      $ 9,673      $   --      $ 43,166
Income before income taxes         6,556          405         2,137       9,098
Assets                          $307,063      $98,463      $202,575    $608,101

Comparable data for the three months ended September 24, 2000 is not presented because the company operated in one segment during that period.

Reclassifications

Certain fiscal 2001 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2002 presentation. These reclassifications had no effect on previously reported net income or shareholder's equity.

Fiscal Year

The Company's fiscal year is a 52 or 53 week period ending on the last Sunday in the month of June. The Company's 2002 fiscal year extends from June 25, 2001 through June 30, 2002 and is a 53-week fiscal year. The Company's 2001 fiscal year extended from June 26, 2000 through June 24, 2001 and was a 52-week fiscal year.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term and long-term investments, available for sale securities, accounts and interest receivable, accounts payable, accrued expenses and other liabilities approximate fair values at September 23, 2001 and June 24, 2001.

Investments

Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities". This statement requires certain securities to be classified into three categories:

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

At September 23, 2001, the Company held short-term investments in the common stock of publicly traded equity securities. The Company considers these investments to be strategic in nature, therefore, these investments are accounted for as "available for sale" marketable securities under SFAS 115. Therefore, unrealized gains or losses are excluded from earnings and are recorded in other comprehensive income or loss, net of tax. At September 23, 2001, the fair market value of these investments was $11.1 million with gross unrealized holding losses totaling $15.9 million.

As of September 23, 2001, the Company's short-term investments held to maturity included $9.9 million in high-grade corporate bonds. The company purchased the investments with a portion of the proceeds from its public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to maturity" under SFAS 115. The securities are reported on the consolidated balance sheets at amortized cost, as a short-term investment with unpaid interest included in interest receivable.

As of September 23, 2001, the Company's long-term investments consisted of $38.0 million in high-grade commercial paper, medium term notes and other debt securities that mature in June 2003 and August 2003. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to-maturity" under SFAS 115. These securities are reported on the consolidated balance sheet at amortized cost, as long-term investments with unpaid interest included in interest receivable if interest is due in less than 12 months, and as a long term receivable if interest is due in more that 12 months.

As of September 23, 2001, the Company maintained $29.3 million of net investments in the equity of privately- held companies, which are included in other assets on the consolidated balance sheet. Since the Company does not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting for investments.

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

                                           September 23,       June 24,
                                               2001              2001
                                           ------------      ------------
                                                  (in thousands)

    Raw materials                            $ 4,530           $ 4,538
    Work-in-progress                           7,067             6,206
    Finished goods                             5,325             4,458
                                           ------------      ------------
    Total inventory, net                     $16,922           $15,202
                                           ============      ============

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


                                              Three Months Ended
                                        ------------------------------
                                        September 23,    September 24,
                                            2001             2000
                                        -------------    -------------
                                                (in thousands)

     Net R&D costs                         $   13           $  136
     Government funding                       211              347
                                        -------------    -------------
     Total direct costs incurred           $  224           $  483
                                        =============    =============

Significant Sales Contracts

On September 21, 2001, the Company entered into a new Purchase Agreement with Osram Opto Semiconductors GmbH & Co. ("Osram"), pursuant to which Osram agreed to purchase and the Company is obligated to ship certain quantities of LED chips and silicon carbide wafers through September 2002.

The Purchase Agreement calls for certain quantities of LED chips to be delivered each month unless shipment is deferred by Osram under the deferred shipment notice provisions of the Purchase Agreement. In any event, the Purchase Agreement requires Osram to purchase all products by March 24, 2003. The Purchase Agreement also provides for liquidated damages if the Company is unable to ship at least 85% of the cumulative quantity due to have been shipped each month. These damages are calculated at one percent per week of the purchase price of the delayed product, subject to a maximum of ten percent of the purchase price. If product shipments are delayed six weeks or more due to circumstances within the Company's control, then in lieu of liquidated damages, Osram may claim damages actually resulting from the delay up to forty percent of the purchase price of delayed products.

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

Income Taxes

The Company has established an estimated tax provision based upon an effective rate of 29% for the quarter ended September 23, 2001. The Company's effective tax rate was 34% for the quarter ended September 24, 2000. The estimated effective rate was based upon projections of income for the fiscal year and the Company's ability to utilize remaining net operating loss carryforwards and other tax credits. However, the actual effective rate may vary depending upon actual pre-tax book income for the year or other factors.

Shareholders' Equity

On January 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to four million shares, or about five percent, of its outstanding common stock. Additionally, on March 22, 2001, the Company announced that its Board of Directors increased the repurchase limits under the stock repurchase program announced in January 2001 to include an additional three million shares, for a total of seven million shares of its outstanding common stock. For the three-month period ended September 23, 2001, the Company repurchased 663,000 shares of its common stock at an average price of $15.08 per share for an aggregate of approximately $10.0 million.

The Company expects to use available cash to finance purchases under the program, which extends to January 2002. At the discretion of the Company's management, the repurchase program can be implemented through open market or privately negotiated transactions. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

                                                   Three Months Ended
                                             ------------------------------
                                             September 23,    September 24,
                                                 2001             2000
                                             -------------    -------------
                                                     (in thousands)

     Net income                                $  6,460         $ 12,655
     Other comprehensive loss, net of tax       (6,758)          (1,417)
                                             -------------    -------------
Comprehensive (loss) income                    $  (298)         $ 11,238
                                             =============    =============

Earnings Per Share

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The following computation reconciles the differences between the basic and diluted presentations:
                                                    Three Months Ended
                                             --------------------------------
                                             September 23,      September 24,
                                                 2001               2000*
                                             -------------      -------------
                                             (in thousands, except share data)

Net income                                      $  6,460          $ 12,655
Weighted average common shares                    72,952            70,812
                                             -------------      ----------------
Basic earnings per share                          $0.09              $0.18
                                             =============      ================

Net income                                      $  6,460          $  12,655
Diluted weighted average common shares:
     Weighted average common shares               72,952             70,812
     Dilutive effect of stock options              2,690              4,448
        and warrants                         -------------      ----------------
Total diluted weighted average common shares      75,642             75,260
                                             -------------      ----------------
Diluted earnings per share                        $0.09              $0.17
                                             =============      ================

* Weighted average shares and per share amounts have been adjusted for the two for one stock split effective December 1, 2000.

Potential common shares that would have the effect of increasing diluted income per share are considered to be antidilutive. In accordance with SFAS 128, for the three months ended September 23, 2001, 7,611,674 shares were not included in calculating diluted earnings per share and for the three months ended September 24, 2000, 1,530,000 shares were not included in calculating diluted earnings per share because the effect would be antidilutive.

The Company effected a two-for-one split of its common stock in December 2000. The stock split was effected by an amendment to the Company's Articles of Incorporation that became effective at the close of business on December 1, 2000. Each issued and unissued authorized share of common stock, $0.0025 par value per share, was automatically split into two whole shares of common stock, $0.00125 par value per share. On December 8, 2000, the Company issued to each holder of record of common stock a certificate evidencing the additional shares of common stock resulting from the stock split. All references to common stock and per common share data have been adjusted to reflect the common stock split, unless otherwise stated.

New Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board ("FASB") unanimously approved the issuance of Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS 142 in the fiscal year beginning July 1, 2002.

Statements of Financial Accounting Standards No. 144 ("SFAS 144") provides guidance on differentiating between assets held and used and assets to be disposed of. The distinction is important because assets to be disposed of must be stated at the lower of the assets' carrying amount or fair value less cost to sell, and depreciation is no longer recognized. Assets to be disposed of would be classified as held for sale (and depreciation would cease) when management, having the authority to approve the action, commits to a plan to sell the asset(s) meeting all required criteria. If the plan of sale criteria are met after the balance sheet date but before issuance of the financial statements, the related asset would continue to be classified as held and used at the balance sheet date. Unless the undiscounted cash flow test indicated a loss was necessary on the balance sheet date, no loss would be recognized even if the asset is expected to be sold at a loss. Adoption of SFAF 144 has no material impact to these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "anticipate," "believe," "plan," "estimate," "expect," and "intend" or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those forward-looking statements. These factors include, but are not limited to, uncertainty regarding economic conditions; risks from increased competition; uncertain product demand; uncertainty whether we can achieve our targets for increased yields and cost reductions needed to maintain our margins; risks associated with the production ramp-up for new products; including the possibility of unexpected delays, increased costs and manufacturing difficulties or less than expected market acceptance; risks associated with the planned release of new products under development, including the possibility we will be unable to develop and manufacture commercially viable versions of such products; the risk of variability in our manufacturing processes that can adversely affect yields and product performance; the risk that our investments in third parties will generate losses; the possibility of adverse results in our pending intellectual property litigation; uncertainty whether our intellectual property rights will provide meaningful protection and concentration of our business among few customers. See Exhibit 99.1 for further discussion of factors that could cause the Company's actual results to differ.

Overview

Cree, Inc. is the world leader in developing and manufacturing semiconductor materials and electronic devices made from silicon carbide ("SiC") and gallium nitride ("GaN"). We recognize product revenue at the time of shipment or in accordance with the terms of the relevant contract. We derive the largest portion of our revenue from the sale of blue and green light emitting diodes ("LED") products. We offer LEDs at three brightness levels- MegaBright(TM) blue and ultraviolet products, high brightness blue and green products (now including our UltraBright(TM) blue and green devices) and standard brightness blue products. Our LED devices are utilized by end users for automotive dashboard lighting, LCD backlighting, including wireless handsets and other consumer products, indicator lamps, miniature white lights, indoor sign and arena displays, outdoor full color displays, traffic signals and other lighting applications.

We introduced our new MegaBright(TM) LED line and began to ramp production of the initial blue product during the fourth quarter of fiscal 2001. We believe that this product offers two times the brightness of our UltraBright(TM) device and is one of the brightest blue LEDs commercially available in the world. In addition, in July 2001 we also announced the introduction of our MegaBright(TM) ultraviolet ("UV") product. We believe that this device is the brightest nitride-based LED currently available in the market at 12 milliwatts of power. During our first quarter,

MegaBright(TM) products made up 16% of LED revenue. We believe that the MegaBright(TM) product line is important for our revenue stream for fiscal 2002 and will likely replace some demand for our older products over time, as well as gain new design wins. These devices also offer a dual path to white light that differs from combining red, green and blue LEDs in a multi-chip package. Some customers manufacture products that use a blue LED combined with a yellow emitting phosphor to create a white light emission; others believe a UV LED with a red, green, blue phosphor will emit the purest form of white light. We also target the release of our MegaBright(TM) green products during the second quarter of fiscal year 2002. We anticipate that the MegaBright(TM) products will likely benefit customers who provide outdoor displays, automotive designs, cell phones and traffic signals. In October 2001, Cree announced its intention to offer a new X-Bright(TM) LED technology to be sampled in the second quarter of fiscal year 2002. The X-Bright(TM) product family is being designed to offer increased brightness by 50% over the MegaBright(TM) products. These products target applications including solid state illumination, cell phones, automotive and video screens.

During the first quarter of fiscal 2002, our high-brightness chips comprised the largest portion of our revenue at 55% of LED sales. However, these sales have declined as a percentage of total LED revenue from 82% in the first quarter of fiscal 2001 due to the sales of our new MegaBright(TM) products and standard-brightness product sales.

Revenue at the UltraRF division was $9.7 million during the first quarter of fiscal 2002. In the long term, UltraRF's success will depend on the rate at which we diversify our Spectrian-concentrated business. We believe that the introduction of our new 3G LDMOS power amplifier module, LDMOS-8 RF power device and continuing commitment to LDMOS research and development will result in product design wins from new customers, consistent with our customer diversification strategy.

We derive additional revenue from the sale of advanced materials made from SiC that are used for manufacturing LEDs and power devices by our customers or for research and development for new semiconductor applications. During the first quarter of fiscal 2002, sales of SiC wafers increased by 29% over the first quarter of fiscal 2001. Strong demand from the corporate and research communities is driving this growth, including new interest in SiC for microwave and power devices from certain customers. During the quarter, we continued to develop process refinements to lower costs.

The balance of our revenue is derived from government and customer research contract funding.

Results of Operations

Three Months Ended September 23, 2001 and September 24, 2000

Revenue. Revenue grew 15% to $43.2 million in the first quarter of fiscal 2002 from $37.6 million in the first quarter of fiscal 2001. This increase was attributable to higher product revenue of $38.6 million in the first quarter of fiscal 2002 from $34.3 million in the first quarter of fiscal 2001. Without the acquisition of UltraRF, revenue for the first quarter would have been $33.5 million or 11% lower than the prior year comparative results. For the first quarter of fiscal 2002, LED revenue declined 13% from the prior year despite a 23% LED chip volume increase over units delivered in the first quarter of last year. Average LED sales prices declined 29% in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 due to expected contractual volume discounts given to customers. Our new MegaBright(TM) LED products showed increasing customer acceptance as they grew to 16% of LED revenue during the first quarter. The MegaBright(TM) products will likely continue to replace some of the demand for older devices, as new customer product qualifications are completed. As a result of the growth of these products, our high brightness chips (including UltraBright(TM) chips) declined from 82% in the first quarter of fiscal 2001 to 55% of LED sales for the first quarter of fiscal 2002. Sales of our standard brightness chips remained strong in the first quarter of fiscal 2002.

Revenue from UltraRF was $9.7 million during the quarter with bipolar products making up over 65% of revenue due to demand from Spectrian Corporation. As Cree completed the acquisition of UltraRF in December 2000, there were no sales from this unit in the comparable September 2000 quarter. UltraRF continues to ramp its production of LDMOS products currently being shipped for next generation wireless base station applications and introduced its 3G LDMOS power amplifier module and announced its new LDMOS-8 RF power transistor technology during the quarter. We continue to work on new customer design wins, which will utilize this new technology.

Material sales declined 25% in the first quarter of fiscal 2002 compared to the same period of fiscal 2001 due to significantly lower gemstone sales. Sales of gemstone products declined 87%, as there were only nominal sales to Charles & Colvard ("C&C") during the first quarter of fiscal 2002. We anticipate little to no revenue from this customer over the next several quarters. SiC wafer sales increased 26% in the first quarter of fiscal 2002 compared to the prior year. This is due to demand for wafers used in LED and power products by our customers and increased interest by the research community. Wafer units have increased 48%, while average sales prices have declined 13% in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001.

Contract revenue received from U.S. Government agencies and non-governmental customers increased 38% during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 due to larger microwave contract awards received.

Gross Profit. Gross profit decreased 3% to $19.9 million in the first quarter of fiscal 2002 compared to $20.6 million in the first quarter of fiscal 2001. Compared to the prior year, gross margin for the quarter decreased to 46% from 55% of revenue. Gross margin for the first quarter of fiscal 2002 at UltraRF was 47% of revenue. Profitability at UltraRF was strong during the quarter due to improved yields and a higher percentage of custom bipolar sales. Cree product margin, excluding UltraRF, would have been 46% of revenue for the first quarter of fiscal 2002. The LED product line realized lower profitability in comparison to the prior year due to contractual declines in average sales prices amounting to 29% being offset by manufacturing costs that were 12% lower. We continue to focus on cost reduction as one of our highest priorities. We plan to manage our expense structure and reduce costs though process improvements and other efficiencies and to increase overall yields. Results during the month of September support our cost reduction efforts as our costs per unit where at new record lows. In addition, we are targeting an increase in throughput during the second half of fiscal 2002 to support our anticipated demand for LED chips and to increase our research and development efforts. As throughput rises, the cost of LED chips and wafers are expected to decline as fixed costs are spread over more units. Wafer costs for SiC material sales were also lower comparing the first quarter of fiscal 2002 results to the first quarter of fiscal 2001; however, the reduction in wafer costs did not offset the impact of lower average sales prices.

Research and Development. Research and development expenses increased 95% or $2.0 million in the first quarter of fiscal 2002 to $4.1 million from $2.1 million in the first quarter of fiscal 2001. Increased spending for research and development results from the combination of UltraRF expenses and increased internal funding to support microwave and optoelectronic programs. Without the addition of UltraRF expenses, research and development costs would have increased 53% from the first quarter of 2001. Internal funding for programs is targeted to accelerate in the next several months as we continue to focus on brighter LEDs, improved LDMOS and SiC microwave devices and power and blue laser products.

Sales, General and Administrative. Sales, general and administrative expenses increased 45% or $1.8 million in the first quarter of fiscal 2002 to $5.7 million from $4.0 million in the first quarter of fiscal 2001, due to the combination of UltraRF expenses and significant legal costs primarily associated with intellectual property litigation. Excluding UltraRF results, selling, general and administrative expenses would have been 19% higher which is attributable to costs incurred during the September 2001 quarter associated with patent litigation.

Intangible Asset Amortization. As a result of the acquisition of UltraRF, Cree recorded goodwill and other intangible assets on its balance sheet which are being amortized over periods ranging from 5 to 10 years. No expense was incurred during the first quarter of fiscal 2001 due to the timing of the UltraRF acquisition.

Other Expense. Other expense was $851,000 during the first quarter of fiscal 2002. This charge is attributable to the disposal of fixed assets during the quarter. For the three months ending September 24, 2000, the Company recorded an $88,000 other non-operating loss. A $1.2 million gain on marketable securities was offset with a $1.2 million one-time charitable contribution to the University of California at Santa Barbara and other charges relating to the acquisition of Nitres.

Interest Income, Net. Interest income, net declined $2.6 million or 55% in comparison to the first quarter of fiscal 2001. The reduction from the comparative quarter results primarily from lower interest rates received from securities-held-to-maturity.

Income Tax Expense. Income tax expense for the first quarter of fiscal 2002 was $2.6 million compared to $6.5 million in the first quarter of fiscal 2001. The decrease in income tax expense resulted from the combination of lower income before income taxes and a lower income tax rate provision over the same period in fiscal 2001. The income tax rate was 29% for the first quarter of fiscal 2002 compared to 34% during the comparative period in fiscal 2001. This change in the Company's effective tax rate is a direct result of the implementation of certain tax planning strategies.

Liquidity and Capital Resources

We have funded our operations to date through sales of equity, bank borrowings and revenue from product and contract sales. As of September 23, 2001, we had working capital of $203.3 million, including $163.7 million in cash, short-term investments and marketable securities.

Operating activities generated $16.2 million for the first three months of fiscal 2002 compared with $5.5 million generated during the comparative period in fiscal 2001. This increase was primarily attributable to an improvement in our non-cash working capital position.

Capital expenditures of property, plant and equipment amounted to $10.1 million during the first three months of fiscal 2002. In addition, $14.0 million was invested in available for sale securities during the first quarter of fiscal 2002. Proceeds of $27.0 million from securities held to maturity along with $3.0 million in cash were reinvested in securities held to maturity during the quarter.

Cash used in the financing activities during the quarter includes common stock repurchases of 663,000 shares on the open market for an aggregate of $10.0 million. In addition, we received $541,000 in proceeds from the exercise of stock options from the Company's employee stock option plan.

The Company may issue additional shares of common stock for the acquisition of complementary businesses or other significant assets. From time to time we evaluate potential acquisitions of and investments in complementary businesses and anticipate continuing to make such evaluations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosures

As of September 23, 2001, the Company maintains investments in publicly traded equity securities that are treated for accounting purposes under SFAS 115 as "available for sale" securities. These investments are carried at fair market value based on quoted market prices of the investments as of September 21, 2001, with net unrealized gains or losses excluded from earnings and reported as a separate component of stockholder's equity. These investments are subject to market risk of equity price changes. Management views these stock holdings as investments; therefore, the shares are accounted for as "available for sale" securities under SFAS 115. The fair market value of these investments as of September 23, 2001, using the closing sale price of September 21, 2001 was $11.1 million.

During the first three months of fiscal 2002, the Company invested some of the proceeds from its January 2000 public offering into other investments at fixed interest rates that vary by security. No other material changes in market risk were identified during the most recent quarter.

Qualitative Disclosures

Investments in the common stock of other public companies are subject to the market risk of equity price changes. While the Company can not predict or manage the future market price for such stock, management continues to evaluate its investment position on an ongoing basis.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As discussed in the Company's Annual Report on Form 10-K filed for fiscal 2001, the Company is a party to patent infringement lawsuits filed in Tokyo District Court by Nichia Corporation in which Nichia alleges that products manufactured by the Company infringe two of its patents. Nichia's appeal from the May 15, 2001 decision of the Tokyo District Court, in which the district court dismissed the lawsuit based on one of the patents, remains pending before the Tokyo High Court. The second patent was the subject of a decision issued October 2, 2001 by the Tokyo High Court, in a proceeding brought by a third party seeking to invalidate the patent, in which the court ruled that the Japanese patent office had erred in finding the patent valid. On October 15, 2001, Nichia voluntarily dismissed one of its two lawsuits against the Company based on the second patent. In the dismissed lawsuit, Nichia had sought a preliminary injunction against the importation and sale of certain of the Company's products in Japan. The other lawsuit, in which Nichia seeks a permanent injunction based on the second patent, remains pending before the Tokyo District Court, which is scheduled to render its decision during the second quarter of fiscal 2002.

Also as discussed in the Company's report on Form 10K for fiscal 2001, the Company is a co-plaintiff and counterclaim co-defendant in a patent infringement lawsuit brought against Nichia and Nichia America Corporation in the United States District Court for the Eastern District of North Carolina. On September 21, 2001, the district court granted Nichia's motion for leave to file its proposed amended answer and counterclaim and denied as moot the previously filed motion to dismiss the counterclaim. On October 11, 2001, the court also directed that discovery proceed as to all matters, except matters solely related to trade secret claims, and directed Nichia to submit a definition of the trade secrets on which its related claims are based, with discovery regarding trade secret matters to proceed only after Nichia has done so.

Also as discussed in the Company's Annual Report on Form 10-K for fiscal 2001, the Company's subsidiary, Cree Lighting Company, is a co-plaintiff in a patent infringement lawsuit brought against Nichia and Nichia America Corporation in the United States District Court for the Northern District of California. On September 14, 2001, the defendants moved to transfer the action to the United States District Court for the Eastern District of North Carolina. At a hearing on September 26, 2001, the California district court ruled that it would provisionally grant the motion to transfer, subject to a final determination by the North Carolina district court on the merits of the motion.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

     10.18 Employment Agreement, dated as of December 1, 2000, between the Company and M. Todd Tucker *

          *Compensatory Plan

     99.1      Certain Business Risks and Uncertainties

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CREE, INC.


Date: November 2, 2001             /s/ Cynthia B. Merrell
                                   --------------------------------------------
                                   Cynthia B. Merrell
                                   Chief Financial Officer and Treasurer
                                   (Authorized Officer and Chief Financial
                                   and Accounting Officer)

                                                                   EXHIBIT 10.18


                              EMPLOYMENT AGREEMENT

     This Employment Agreement ("Agreement"), dated as of December 1, 2000, is made and entered into by Cree, Inc., a North Carolina corporation (hereinafter "Company"), and M. Todd Tucker, an individual residing in the State of North Carolina (hereinafter the "Employee").

     Company desires to employ Employee and Employee desires to accept such employment on the terms set forth in this Agreement.

     Therefore, in consideration of the mutual promises set forth below and other good and valuable consideration, the receipt and sufficiency of which the parties acknowledge, Company and Employee agree as follows:

     1. EMPLOYMENT. Company employs Employee and Employee accepts employment on the terms and conditions set forth in this Agreement.

     2. NATURE OF EMPLOYMENT. Employee initially shall serve as Executive Vice President Operations of Company and have such responsibilities and authority as Company may assign from time to time. Additionally, Employee agrees to perform such other duties consonant with those of an employee at his level as Company may set from time-to-time. Employee shall perform all duties and exercise all authority granted him in accordance with, and shall otherwise comply with, all Company policies, procedures, practices and directions, including, but not limited to, policies regarding trading in Company's securities. Employee shall devote his full working time and attention, best efforts, knowledge and experience to perform successfully his duties and advance Company's interests. During his employment, Employee shall not engage in any other business activities of any nature whatsoever (including board memberships) that could result in a conflict of interest as provided in the Company's Code of Conduct.

     3. COMPENSATION.

     3.1 Base Salary. Employee's annual salary ("Salary") for all services rendered shall be Two Hundred Ten Thousand Dollars ($210,000.00) (less applicable withholdings), payable in accordance with Company's policies, procedures and practices as they may exist from time-to-time. Employee's salary shall be reviewed in accordance with Company's policies, procedures and practices, as they may exist from time-to-time.

     3.2 Sign-on Bonus. Employee shall receive a one-time sign-on bonus in the amount of Fifty Thousand Dollars ($50,000.00) (less applicable withholdings), which amount shall be earned upon Employee's first day of employment and paid by Company in the first pay period thereafter.

     3.3 Non-Recurring Compensation. As an inducement to Employee to accept employment with, and remain employed by, Company, Employee shall be paid as additional, non-recurring compensation a total amount of Four Hundred Thousand Dollars ($400,000.00) (less applicable withholdings), as follows: (i) for a period of twenty (20) calendar months, beginning with the first full month of his employment, Employee will earn Ten Thousand Dollars ($10,000.00) per month provided that Employee is employed by Company on the last day of each such month, and such amount shall be paid by Company in the first pay period thereafter; and (ii) Employee will earn Two Hundred Thousand Dollars ($200,000.00) on December 31, 2001 provided that Employee is employed by Company on such date, and such amount shall be paid by Company in the first pay period thereafter. At Company's option, these amounts may be deemed earned and paid sooner.

     3.4 Incentive Plan Compensation. In addition to the Employee's base salary, the Employee shall be eligible to earn additional compensation under such incentive plan terms as are agreed to by Company and Employee from time-to-time.

     3.5 Benefits. While employed by Company, Employee may participate in any medical, dental and disability insurance, 401(k), pension and other employee benefit plans and programs Company may offer to other employees of Company generally; provided, however, that Employee's participation in any such benefit plans and programs is subject to the applicable terms, conditions and eligibility requirements of those plans and programs, some of which are within the plan administrator's discretion, as they may exist from time-to-time. If Company adopts a deferred compensation program in the future, Employee will be eligible to participate in such program to the same degree as other executive level employees of Company.

     3.6 Business Expenses. Employee shall be reimbursed for reasonable and necessary expenses actually incurred by him in performing services under this Agreement in accordance with and subject to the terms and conditions of the applicable Company reimbursement policies, procedures and practices, as they may exist from time-to-time.

     3.7 Continuation of Benefits. Nothing in this Agreement shall require Company to create, continue or refrain from amending, modifying, revising or revoking any of the plans, programs, policies, practices or benefits set forth in Sections 3.4, 3.5 and 3.6. Any amendments, modifications, revisions and revocations of these plans, programs and benefits shall apply to Employee and shall not require Employee's consent thereto. Upon termination of Employee's employment for any reason, Employee shall cease to be eligible to participate in the plans, programs, policies, practices or benefits set forth in Sections 3.4,
3.5 and 3.6.

     4. OPTION GRANT. Employee shall receive a grant of a non-qualified stock option (the "Option") to purchase Three Hundred Thousand (300,000) (pre-split) shares (the "Shares") of the common stock of Cree (the "Stock") under the Cree, Inc. Equity Compensation Plan (the "Plan").

     4.1. The parties shall enter into an option award agreement evidencing the terms of the grant. The award agreement shall be in the form of Company's Master Stock Option Award Agreement (the "Master Award Agreement") for employee option grants, modified to reflect the terms specified in this Agreement and such other changes as may be mutually agreed, a copy of which is attached as Addendum A hereto.

     4.2. The Option will be granted on the first day of Employee's employment (the "Start Date"). The exercise price will be equal to the "Fair Market Value" of the Stock on the Start Date. "Fair Market Value" shall have the meaning defined in the Plan.

     4.3. Subject to the accelerated vesting provisions in Section 6 below, the Option shall vest and become exercisable over a three-year period calculated from the Start Date according to the following schedule, provided Employee is employed by Company on the applicable vesting date:

     (1) On the first anniversary of the Start Date, the Option shall vest and may thereafter be exercised to purchase One Hundred Thousand (100,000) (pre-split) of the Shares.

     (2) On the second anniversary of the Start Date, the Option shall vest and may thereafter be exercised to purchase an additional One Hundred Thousand (100,000) (pre-split) of the Shares.

     (3) On the third anniversary of the Start Date, the Option shall vest and may thereafter be exercised to purchase an additional One Hundred Thousand (100,000) (pre-split) of the Shares.

     4.4. The Options will first become exercisable upon the applicable vesting date and if not previously exercised will expire upon the earlier of (i) ten
(10) years from the date the Option was granted, (ii) one (1) year after termination of Employee's employment if terminated due to death, or (iii) except as provided in Section 6 below, ninety (90) days after termination of Employee's employment for any other reason.

     5. TERM OF AGREEMENT. The term of this Agreement shall be for a five (5) year period commencing on the Start Date and expiring at midnight of the day prior to the fifth anniversary of the Start Date, unless sooner terminated as provided herein. Upon expiration or termination of this Agreement, any accrued or continuing obligations of Employee or Company that expressly or by their nature survive such expiration or termination shall survive.

     6. TERMINATION OF EMPLOYMENT. Nothing in this Agreement constitutes a commitment by Company to employ Employee for any specific term, and during the term of this Agreement, Employee's employment is at-will, and subject to the following terms, may be terminated at any time by either party with or without cause:

     6.1 Company may terminate Employee's employment with Company without Cause (as defined below) at any time upon giving Employee written notice of the effective date of such termination; provided that, in the event that Company terminates Employee's employment without Cause, (i) Company shall pay the Employee, as severance pay or liquidated damages or both, the sum of One Million Five Hundred Thousand Dollars ($1,500,000) in three equal annual installments of $500,000, due and payable on or before the first, second and third anniversaries of the date of termination or sooner at Company's option; provided, however, that Company shall not be obligated to make or to continue to make such payments if Employee has engaged in any "Detrimental Activity" as provided in Section 9 of the Master Award Agreement, and (ii) if Employee's employment is terminated without Cause prior to the first anniversary of his Start Date, Employee's Option under the Plan shall immediately vest and become exercisable to purchase One Hundred Thousand (100,000) (pre-split) of the Shares, subject to the provisions of the Master Award Agreement and the Plan, and shall continue to be exercisable for one hundred eighty (180) days following such date of termination. The provisions of this Section 6.1 represent Employee's sole remedy in the event of termination of Employee's employment by Company without Cause.

     6.2 Company may terminate Employee's employment immediately without prior notice at any time for the following reasons which, for purposes of this Agreement, shall constitute "Cause": (i) any act of Employee constituting fraud, misappropriation, embezzlement, or criminal activity having a material adverse impact on the Company or its reputation in the community, or any incarceration on criminal charges which results in a material reduction in Employee's work effectiveness; (ii) breach of the Employee's covenants and obligations under his Employee Agreement Regarding Confidential Information, Intellectual Property and Non-Competition; or (iii) Employee's dependence on, or habitual abuse of, a controlled substance or alcohol (in the case of alcohol abuse, that has a material adverse affect on Employee's performance of his job duties and responsibilities). If Employee's employment is terminated by Company for Cause, Company shall have no further obligation to make any payments to, or on behalf of, Employee of whatever kind or nature, except as required by applicable law or as otherwise expressly provided in this Agreement.

     6.3 If Employee for any reason terminates his employment after completing nine (9) months of employment but before the first anniversary of his Start Date, Employee's Option under the Plan shall immediately vest and become exercisable to purchase One Hundred Thousand (100,000) (pre-split) of the Shares, subject to the provisions of the Master Award Agreement and the Plan, and shall continue to be exercisable for one hundred eighty (180) days following such date of termination.

     7. CONFIDENTIALITY AND NONCOMPETITION. Employee agrees to execute and be bound by the terms and conditions of the Company's Employee Agreement Regarding Confidential Information, Intellectual Property and Non-Competition (the "Confidentiality Agreement"), a copy of which is attached as Addendum B hereto. A breach of the Confidentiality Agreement shall constitute a breach of this Agreement.

     8. WAIVER OF BREACH. No waiver of any breach of a provision of this Agreement shall be valid unless the same is in writing and signed by the party against whom such waiver is sought to be enforced. No valid waiver of any provision of this Agreement at any time shall be deemed to be a waiver of any other provision of this Agreement at such time nor will it be deemed a valid waiver of such provision at any other time.

     9. ENTIRE AGREEMENT.  Except as expressly provided in this Agreement,  this
Agreement: (i) supersedes all other understandings and agreements, oral or written, between the parties with respect to the subject matter of this Agreement; and (ii) constitutes the sole agreement between the parties with respect to this subject matter. No change or modification of this Agreement shall be valid or binding upon the parties unless such change or modification is in writing and is signed by the parties.

     10. SEVERABILITY. If a court of competent jurisdiction holds that any provision or sub-part thereof contained in this Agreement is invalid, illegal or unenforceable, that invalidity, illegality or unenforceability shall not affect any other provision in this Agreement.

     11. NOTICES. Any notice required or desired to be given hereunder shall be sufficient if in writing and sent by certified or registered mail, return receipt requested, first-class postage prepaid, in the case of Employee, to his address as shown on Company's records, and in the case of Company, to Charles Swoboda, Cree, Inc., 4600 Silicon Drive, Durham, NC 27703, with a copy to General Counsel, Cree, Inc., 4600 Silicon Drive, Durham, NC 27703.

     12. PARTIES BOUND. The terms, provisions, covenants and agreements contained in this Agreement shall apply to, be binding upon and inure to the benefit of Company's successors and assigns. Company, at its discretion, may assign this Agreement to Affiliates. Because this Agreement is personal to Employee, Employee may not assign this Agreement. As used in this Agreement, "Affiliates" shall mean: (i) any Company parent, subsidiary or related entity; and/or (ii) any entity directly or indirectly controlled or beneficially owned in whole or part by Company or Company's parent, subsidiary or related entity.

     13. GOVERNING LAW. This Agreement and the employment relationship created by it shall be governed by North Carolina law.

IN WITNESS WHEREOF, the parties have entered into this Employment Agreement effective as of the day and year first written above.


                                 Employee:

                                 /s/ M. Todd Tucker
                                 ---------------------------------
                                 M. Todd Tucker


                                 Cree, Inc.

                                      /s/ Charles Swoboda
                                 By:  ---------------------------------------
                                      Charles Swoboda, President

                                                                      ADDENDUM A

                       MASTER STOCK OPTION AWARD AGREEMENT
                              TERMS AND CONDITIONS

                        (For Nonqualified Stock Options)

This Master Stock Option Agreement (this "Master Agreement" or "Agreement") is entered into between you, the Participant named below, and Cree, Inc., a corporation formed under the laws of the State of North Carolina (the "Company").

This Agreement states the terms and conditions that govern nonqualified stock options (each, an "Option") the Company may from time to time award granting you the right to purchase shares (the "Shares") of the Common Stock of the Company (the "Common Stock"). The Options may include awards under the Company's Equity Compensation Plan, any Company Stock Option Bonus Plan in effect from time to time or any other plan adopted by the Company's Board of Directors (the "Plan" or "Plans," as applicable). The number of Shares, vesting schedule and per share purchase price applicable to each Option will be stated in a Notice of Grant issued by the Company. The Notice of Grant, together with the terms and conditions set forth in this Agreement and the applicable Plan, constitute the entire agreement between you and the Company with respect to the Option described in the notice.

Unless otherwise specified in the Notice of Grant or agreed to in writing by you and the Company, this Master Agreement applies to all Options granted to you on and after the effective date stated below which are nonqualified stock options. This Agreement is subject to and shall be construed in accordance with the applicable Plan. As used in this Agreement, "Company" includes Cree, Inc. and any entity that is part of the "Company" as defined in the applicable Plan. Unless otherwise defined in this Agreement or the Notice of Grant, capitalized terms used in this Agreement and defined in the Plan shall have the same meaning as defined in the Plan.

Please indicate that your have read and agree to the terms and conditions of this Agreement by signing below and returning the signed copy to the Company at its principal offices in Durham, North Carolina. This Agreement will be effective upon the Company's receipt of the signed copy at such offices. By your signature below, you agree to be bound by the provisions of this Agreement and the Plans and Notices of Grant applicable to the Options to which this Agreement applies.

Effective Date:   December 1, 2000


CREE, INC.                             PARTICIPANT:


------------------------------------   -----------------------------------------
Charles M. Swoboda, President          Print Name:
For CREE, INC.


            Please sign and return this Agreement to Tamara Cappelson Cappelson, the Stock Plan Administrator in the Legal Department.

1. Grants of Options. Subject to the terms and conditions contained herein and in the applicable Notice of Grant and Plan, the Company may, from time to time in its discretion, grant you Options to purchase shares of Common Stock.

2. Term of Options. Unless sooner terminated in accordance with the Plan or this Agreement, each Option will expire and cease to be exercisable upon the first to occur of the following:

     (a) the expiration of ninety (90) calendar days following your Termination of Employment, except where the termination results from your death or Disability or where your death occurs following the termination but while the Option is otherwise still exercisable;

     (b)  the  expiration  of  one  (1)  year  following  your   Termination  of
          Employment if the termination results from your death,

     (c) the expiration of one (1) year following your Termination of Employment if the termination results from your Disability, except where your death occurs after the termination but while the Option is otherwise still exercisable;

     (d) the expiration of one (1) year following your death if your death occurs after your Termination of Employment but while the Option is otherwise still exercisable; or

     (e) the tenth (10th) anniversary of the Grant Date of the Option, at 5:00 P.M., local time in Durham, North Carolina.

     Upon expiration or termination of an Option, the Option will have no further effect and cannot thereafter be exercised to purchase any Shares.

3. Accelerated Vesting. Each Option will become fully vested and exercisable to purchase all Shares subject to the Option, to the extent not already vested and exercisable, upon your death or at such time as the Company determines you have become Disabled within the meaning of the applicable Plan, provided you were employed by the Company at the time of your death or when you became Disabled.

4. Exercise of Option. To exercise an Option, you must complete, execute and deliver to the Company of a notice of exercise in the form supplied by the Company and pay to the Company the purchase price for the number of Shares specified in the notice together with all taxes or other amounts the Company is required to withhold or collect pursuant to this Agreement. Exercise of the Option will be effective only when the notice and required payments are actually received by the Company. If the exercise is facilitated through a "broker-assisted exercise" or "cashless exercise" transaction by a brokerage firm you have designated, you agree that the brokerage firm is acting as your agent in the transaction and that the Company may rely upon notices, instructions and information given by such firm in connection with the exercise, as if the same were given by you. The Company will deliver a certificate or certificates for the purchased Shares to you, or to such other person as you designate in writing, or make the Shares available for electronic delivery in the U.S. to an account you designate in writing, within three (3) business days after the Company receives the notice of exercise and required payments.

5. Withholding Taxes. The Company's obligation to issue Shares upon exercise of an Option is subject to the condition that you pay to the Company, in addition to the purchase price of the Shares purchased, all taxes and any other amounts the Company is required by law or regulation of any governmental authority, whether federal, state or local, domestic or foreign, to withhold or collect in connection with the Option exercise, if any, as determined by the Committee.

6. Transfer of Option. Neither an Option nor any rights under an Option may be assigned, pledged as collateral or otherwise transferred, except as permitted by the applicable Plan, nor is any Option or such rights subject to attachment, execution or other judicial process. In the event of any attempt to assign, pledge or otherwise dispose of an Option or any right under an Option, except as permitted by the applicable Plan, or in the event of the levy of any attachment, execution or similar judicial process upon the rights or interests conferred by an Option, the Committee may in its discretion terminate an Option by notice to you.

7. Rights Prior to Exercise. You will have no rights as a shareholder with respect to any Shares until such Shares have been duly issued by the Company or its transfer agent pursuant to exercise of an Option.

8. Provisions of the Plan. The provisions of the applicable Plan are incorporated by reference herein as if set out in full in this Agreement. To the extent that any conflict may exist between any other provision of this Agreement and a provision of the Plan, the Plan provision shall control. All decisions of the Committee with respect to the interpretation, construction and application of the Plan or this Agreement shall be final, conclusive and binding upon you and the Company.

9. Cancellation and Rescission. The Committee may cancel, terminate, rescind, suspend, withhold or otherwise limit or restrict exercise of the unexercised portion of an Option if you engage in any "Detrimental Activity" as defined below or otherwise violate any applicable provision of this Agreement or the Plan. Upon each exercise of an Option, you must certify in a manner acceptable to the Company that you are in compliance with all applicable provisions of this Agreement and the Plan, including the provisions of this section regarding Detrimental Activity. If you engage in any Detrimental Activity prior to or within one (1) year after any exercise of an Option, the exercise may be rescinded pursuant to this section within two (2) years after such exercise. In the event of such rescission, you will be obligated to pay to the Company the amount of any gain realized as a result of the rescinded exercise, in such manner and on such terms and conditions as the Company may require, and the Company will be entitled to set-off against the amount of any such gain any amount the Company owes to you. For purposes of this section, "Detrimental Activity" means:

     (a) the rendering of services for any organization or engaging directly or indirectly in any business which is or becomes competitive with the Company, or which organization or business, or the rendering of services to such organization or business, is or becomes otherwise prejudicial to or in conflict with the interests of the Company, provided that such organization or business is engaged in the development, manufacture, marketing, distribution or sale of, or research directed to: (i) silicon carbide or AIII nitride materials for electronic applications, or for any other applications for which the Company is selling such materials at such time; (ii) devices fabricated on or from silicon carbide or AIII nitride materials; or
          (iii) Si LDMOS power devices, 10 watt and above, for RF applications;

     (b) the disclosure to anyone outside the Company, or the use in other than the Company's business, without prior written authorization from the Company, of any confidential information or material relating to the business of the Company, acquired by you either during or after employment with the Company;

     (c) the failure or refusal to disclose promptly and to assign to the Company all right, title and interest in any invention or idea, patentable or not, made or conceived by you during employment by the Company, relating in any manner to the actual or anticipated business, research or development work of the Company (except for inventions or ideas which you are not obligated to assign to the Company either by law or pursuant to a written agreement with the Company), or the failure or refusal to do anything reasonably necessary to enable the Company to secure a patent where appropriate in the United States and in other countries;

     (d) any attempt to induce any employee of the Company to leave employment with the Company to perform services elsewhere or any attempt to solicit the trade or business of any current or prospective customer, supplier or partner of the Company;

     (e)  any   breach   by   you  of   any   confidentiality,   noncompetition,
          nonsolicitation or nondisparagement obligations undertaken by you in any written agreement between you and the Company; or

     (f) any act of fraud, misappropriation, embezzlement, or tortious or criminal behavior that adversely impacts the Company.

10.  General.

     (a) Nothing in this Agreement shall be construed as constituting a commitment, agreement or understanding of any kind that the Company will continue your employment nor to limit or restrict either party's right to terminate the employment relationship.

     (b)  This  Agreement  shall be binding upon and inure to the benefit of you
          and  the   Company   and  upon  our   respective   heirs,   executors,
          administrators, representatives, successors and permitted assigns.

     (c) Notices under this Agreement must be in writing and sent either by hand delivery or by certified or registered mail (return receipt requested and first-class postage prepaid), in the case of the Company, addressed to its principal executive offices to the attention of the Stock Plan Administrator, and, in your case, to your address as shown on the Company's records.

     (d) This Agreement is governed by and construed in accordance with the laws of the State of North Carolina, without reference under conflicts of laws principles.

     (e) No amendment or modification of this Agreement shall be valid unless the same is in writing and signed by you and by an authorized executive officer of Cree, Inc. If any provision of this Agreement is held to be invalid or unenforceable, such determination shall not affect the other provisions of the Agreement and the Agreement shall be construed as if the invalid or unenforceable provision were omitted and a valid and enforceable provision, as nearly comparable as possible, substituted therefor.

     (f) This Agreement and the applicable Notice of Grant and Plan set forth all of the promises, agreements and understandings between you and Company relating to each Option evidenced by this Agreement. This Agreement supersedes any and all prior agreements or understandings, whether oral or written, with respect to each Option evidenced by this Agreement unless otherwise specified in the Notice of Grant.

     (g) Shares issued upon exercise of an Option may be subject to such stop-transfer orders and other restrictions as the Committee may deem advisable under the rules, regulations and other requirements of the Securities and Exchange Commission, any stock exchange or trading system upon which the Common Stock is listed or traded, and any applicable federal or state laws, and the Committee may cause a legend or legends to be placed on any such certificates to make appropriate reference to such restrictions.

     (h) You agree that each Option evidenced by this Agreement serves as additional, valuable consideration for your obligations, if any, undertaken in any existing agreement between you and the Company regarding confidential information, noncompetition, nonsolicitation or similar covenants.

     (i) You acknowledge, represent and warrant to the Company, and agree with the Company, that, except for information provided in the Company's filings with the Securities and Exchange Commission and in the Company's current prospectus relating to the applicable Plan: (i) you have not relied and will not rely upon the Committee, the Company, or any employee or agent of the Company in determining whether to accept or exercise an Option, or in connection with any disposition of Shares purchased upon exercise of an Option, or with respect to any tax consequences related to the grant or exercise of an Option or the disposition of Shares purchased pursuant to exercise of an Option; and
          (ii) you will seek from your own professional advisors such investment, tax and other advice as you believe necessary.

     (j) You acknowledge that you may incur a substantial tax liability as a result of exercise of an Option. You assume full responsibility for all such consequences and the filing of all tax returns and elections you may be required or find desirable to file in connection therewith. If you are required to make any valuation of an Option or Shares purchased pursuant to exercise of the Option under any federal, state or other applicable tax law, and if the valuation affects any tax return or election of the Company or affects the Company's financial statement reporting, you agree that the Company may determine the value and that you will observe any determination so made by the Company in all tax returns and elections filed by you.

11. Special Provisions. The following additional terms and conditions shall apply in accordance with the terms of the Severance Rights Agreement entered into between you and the Company ("Severance Agreement"):

     (a) In the event that your employment is terminated by the Company without Cause (as defined in the Severance Agreement) prior to the first anniversary of your Start Date (as defined therein), the number of options that would become vested on the first anniversary of your Start Date shall immediately vest and become exercisable in full and continue to be exercisable for one hundred eighty (180) days following such date of termination.

     (b) In the event that you terminate your employment with the Company for any reason after completing nine (9) months of employment but before the first anniversary of your Start Date, the number of options that would become vested on the first anniversary of your Start Date shall immediately vest and become exercisable in full and continue to be exercisable for one hundred eighty (180) days following such date of termination.

     (c) Except as expressly modified in this section, all other provisions of this Master Agreement shall apply to the Options received by you, including, but not limited to, Section 9 above.

                          EMPLOYEE AGREEMENT REGARDING
                 CONFIDENTIAL INFORMATION, INTELLECTUAL PROPERTY
                               AND NON-COMPETITION

In consideration of my employment by Cree, Inc., a North Carolina corporation, or by any of its divisions, subsidiaries or affiliates (collectively, the
"Company"), and of my compensation as an employee of the Company, I, ___________________, agree as follows:

1. I understand that during my employment I may have access to unpublished or otherwise confidential information relating to the Company, such as unpublished information relating to the Company's business plans, products, manufacturing operations, research and development activities, finances, customers, vendors and personnel. Such information, whether of a technical or non-technical nature, is referred to below as "Confidential Information." As used in this Agreement, that term also includes information disclosed to the Company by third parties under an obligation to hold such information in confidence.

     I will comply with all Company policies and procedures concerning Confidential Information. I will not disclose Confidential Information to others except when authorized in performing my duties for the Company, and I will not use Confidential Information for any purpose other than performing my duties for the Company. I will be bound by this Agreement with respect to Confidential Information learned during my employment, both for so long as I am employed and thereafter without limit, except that my obligation will end as to an item of information as such time as it becomes generally known to the public through no fault of mine.

2. On termination of my employment with the Company for any reason, I will promptly deliver to the Company all documents, records, files, notebooks, manuals, letters, notes, reports, customer and supplier lists, cost and profit data, apparatus, drawings, blueprints, and any other material of the Company, including all materials pertaining to Confidential Information developed by me or others, and all copies of such materials, whether of a technical, business or fiscal nature, which are in my possession or under my control.

3. I will promptly disclose to the Company any idea, invention, formula, process, technique, know-how, data, discovery or improvement, whether patentable or not, made or conceived or reduced to practice or learned by me, either alone or jointly with others, at any time during my employment. All such ideas, inventions, formulas, processes, techniques, know-how, data, discoveries or improvements are hereafter referred to as "Inventions". I agree that the Company owns any Invention, and I hereby assign and agree to assign to the Company all rights I have or may acquire therein and agree to execute any and all applications, assignments or other instruments relating thereto which the Company deems necessary. These obligations shall continue beyond the termination of my employment with respect to Inventions made or conceived or reduced to practice or learned by me during my employment with the Company. I understand that the obligation to assign my Inventions to the Company shall not apply to any Invention which is developed entirely on my own time without using any of the Company's equipment, supplies, facilities and/or trade secret information unless such Invention (a) relates in any way to the business or to the current or anticipated research or development of the Company, or
     (b) results in any way from my work at the Company.

4. I understand that I will not be obligated to assign any invention which may be wholly conceived by me after the termination of my employment, except that I will be so obligated if the invention involves utilization of Confidential Information. I also understand and agree that any idea, invention, formula, process, technique, know-how, data, discovery or improvement relating to the business of the Company or to the duties of my employment with the Company disclosed to third parties within one year after leaving the employ of the Company will be presumed to have been made or conceived or reduced to practice or learned by me during my employment with the Company and shall belong to the Company, and if such is not the fact, that I will have the burden of proving the contrary.

5. I further acknowledge and agree that the Company is the owner of the copyright in any work that I produce within the scope of my employment by the Company. I agree to execute any and all assignments and other instruments relating to such copyrights that the Company deems necessary.

6. At the Company's request and expense, I agree to assist in protecting the Company's rights in any Invention or copyright owned by or to be assigned to the Company pursuant to this Agreement.

7. If the Company does not wish to retain ownership of any such Invention or copyright, and I wish to use or develop same for my own benefit, I will obtain the Company's written permission before I do so.

8. I have set forth on Appendix A all ideas, inventions, formulas, processes, techniques, know-how, data, discoveries or improvements, whether or not patentable, relating to the business of the Company or to the duties of my employment with the Company that I conceived, made, reduced to practice, learned or acquired prior to beginning my employment with the Company and in which I claim a prior ownership interest. Except as set forth on Appendix A, I claim no other prior ownership rights or interests in any such items.

9. I represent and warrant that my employment with the Company does not and will not breach any agreement or duty I have to anyone else, including any agreement or duty to keep in confidence confidential information belonging to others or any non-competition or similar agreement. I agree not to disclose to the Company or use on its behalf any confidential information belonging to others.

10.  I agree with the Company as follows:

     (a) While employed by the Company, I will not, without the express written consent of an authorized representative of the Company, (i) perform services for any business that competes directly with the Company (a "Competing Business"), whether as an employee, consultant, agent, contractor or in any other capacity, (ii) hold office as an officer or director or like position in any Competing Business or be the beneficial owner of an equity interest in a Competing Business, (iii) request any customers or suppliers of the Company to reduce, curtail or cancel their business with the Company, or (iv) induce or attempt to influence any employee of the Company to terminate his or her employment with the Company. Further, while employed by the Company, I will not engage in any other employment or business that could interfere with my performance of my duties and responsibilities to the Company or take any preliminary steps to set up any Competing Business.

     (b) As an exception to the above restrictions, I may own passive investments in any Competing Business (including, but not limited to, indirect investments through mutual funds), provided the securities of the Competing Business are publicly traded and I do not own or control more than two percent (2%) of the outstanding voting rights or equity of the Competing Business.

     (c) As an exception to the above restrictions, with the express written consent of an authorized representative of the Company, I may be employed by or otherwise provide services to a government agency, university or other nonprofit organization provided that I do not participate in or have any responsibilities relating to any program funded or sponsored by or affiliated with any Competing Business other than such agency, university or nonprofit organization.

11.  I further agree with the Company as follows:

     (a) The obligations of Section 10 shall continue for a period of one (1) year following the termination of my employment with the Company, with the following modifications applicable to such post-employment obligations: (i) "Competing Business" shall mean any corporation, partnership, university, government agency or other entity or person (other than the Company) which is engaged in Competing Activities (as defined below); (ii) the prohibition on the performance of services for any Competing Business shall only apply within the Territory (as defined below); (iii) the prohibition against soliciting customers and suppliers of the Company shall only extend to customers and suppliers that I had contact with, or personal knowledge about their business with the Company, while employed by the Company and that were customers or suppliers of the Company within the eighteen (18) months prior to the termination of my employment; and (iv) the prohibition against soliciting employees of the Company shall only extend to employees that I had contact with, or personal knowledge about their employment with the Company, while employed by the Company.

     (b) "Competing Activities" means the development, manufacture, marketing, distribution or sale of, or research directed to: (i) silicon carbide or AIII nitride materials for electronic applications, or for any other applications for which the Company is selling such materials at the time of termination of my employment; (ii) devices fabricated on or from such materials; or (iii) Si LDMOS power devices, 10 watts and above, for RF applications.

     (c) "Territory" shall mean (i) throughout the world, but if such area is determined by judicial action to be too broad, then it shall mean (ii) within the continental United States, but if such area is determined by judicial action to be too broad, then it shall mean (iii) within any state in which the Company is engaged in business, but if such area is determined by judicial action to be too broad, then it shall mean (iv) the State of North Carolina, but if such area is determined by judicial action to be too broad, then it shall mean (v) Durham County, Wake County, Orange County and Chatham County, North Carolina, but if such area is determined by judicial action to be too broad, then it shall mean (vi) Durham County, North Carolina.

     (d) I agree that in the event a court determines that the length of time or the geographic area or activities prohibited under this Section 11 are too restrictive to be enforceable, the court may reduce the scope of the restriction to the extent necessary to make the restriction enforceable.

12. My obligations under this Agreement will continue following any termination of my employment, whether voluntary or involuntary or with or without cause. Nothing in this Agreement shall be construed to imply any obligation on the part of the Company to employ me for a specific or indefinite term, and no such commitment will be binding on the Company unless set forth in a separate written agreement signed by an executive officer of the Company.

13. I understand and agree that the Company cannot be adequately compensated by damages at law in the event of my breach of this Agreement and therefore, I agree that, in the event of any breach or threatened breach by me of any covenant or obligation contained in this Agreement, the Company shall be entitled (in addition to any other remedy that may be available to it) to seek and obtain (a) a decree or order of specific performance to enforce the observance and performance of such covenant or obligation, or (b) an injunction restraining such breach or threatened breach. I further agree that the Company shall not be required to post a bond or similar instrument as a condition to obtaining any remedy referred to in this Section 13.

14. This Agreement is for the benefit of the Company, its successors and assigns and shall be binding upon my successors, executors, administrators and other legal representatives. The substantive laws of the State of North Carolina shall govern this Agreement. If any provision of this Agreement is declared void or unenforceable by a court of competent jurisdiction, all other provisions shall nonetheless remain in full force and effect. This Agreement constitutes the complete and exclusive statement of my agreement with the Company relating to the subject matter addressed in this Agreement and supersedes any prior agreement concerning such subject matter.

I have signed this Agreement under seal on the date shown below.

                                 EMPLOYEE:

                                                                         (SEAL)
                                 -----------------------------------------------
                                 Print Name:
                                 Date:

                                   APPENDIX A

     I represent that I have identified below all ideas, inventions, formulas, processes, techniques, know-how, data, discoveries or improvements, whether patentable or not, relating to the business of the Company or to my employment with the Company in which I claim ownership and which were made or conceived or reduced to practice, learned by me or acquired prior to my employment by the Company (attach additional pages, if required).

          Brief Description of Inventions
           (Include title and numbers of
               any applicable patents)                  Date Made or Acquired
          --------------------------------              ----------------------








                                           -------------------------------------
                                           Employee's Signature

                                                                    EXHIBIT 99.1

                    CERTAIN BUSINESS RISKS AND UNCERTAINTIES

Described below are various risks and uncertainties that may affect our business. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general may also affect our business. If any of the risks described below actually occurs, our business, financial condition or results of future operations could be materially and adversely affected.

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