Form 10-Q
period 2001-12-23
CREE INC
filed 2002-02-05
CIK 895419

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 23, 2001


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the registrant's common stock, par value $0.00125 per share, as of January 31, 2002 was 72,611,340.

                                   CREE, INC.
                                   FORM 10-Q

                     For the Quarter Ended December 23, 2001


                                      INDEX


                                                                        Page No.
PART I.    FINANCIAL INFORMATION                                        --------

Item 1.    Financial Statements

           Consolidated Balance Sheets at December 23, 2001
           (unaudited) and June 24, 2001                                   3

           Consolidated Statements of Operations for the three
           and six months ended December 23, 2001 and December 24,
           2000 (unaudited)                                                4

           Consolidated Statements of Cash Flow for the six
           months ended December 23, 2001 and  December 24,
           2000 (unaudited)                                                5

           Notes to Consolidated Financial Statements (unaudited)          6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            15

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                    22

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              22

Item 4.    Submission of Matters to a Vote of Security Holders            23

Item 6.    Exhibits and Reports on Form 8-K                               24

SIGNATURES                                                                25

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
                                   CREE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                      December 23,     June 24,
                                                          2001           2001
                                                      ------------    ----------
ASSETS                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                            $144,337       $164,562
   Short-term investments held to maturity                10,000         36,965
   Marketable securities                                  13,917          6,675
   Accounts receivable, net                               34,740         34,850
   Interest receivable                                       421          1,270
   Inventories                                            18,244         15,202
   Deferred income tax                                    12,825          4,172
   Prepaid expenses and other current assets               1,535          2,220
                                                      ------------    ----------
      Total current assets                               236,019        265,916

   Property and equipment, net                           214,413        226,920
   Goodwill and intangible assets, net                    78,743         83,282
   Long-term investments held to maturity                 27,971          7,971
   Patents, net                                            3,638          3,246
   Other assets                                           23,338         27,788
                                                      ------------    ----------
      Total assets                                      $584,122       $615,123
                                                      ============    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                              $  6,902       $ 14,148
   Accrued salaries and wages                              4,738          2,435
   Other accrued expenses                                  2,437          5,156
                                                      ------------     ---------
      Total current liabilities                           14,077         21,739

Long term liabilities:
   Deferred income taxes                                   3,850          3,850
   Other long term liabilities                                38            438
                                                      ------------     ---------
      Total long term liabilities                          3,888          4,288

Shareholders' equity:
   Preferred stock, par value $0.01;                        --             --
     3,000 shares authorized at
     December 23, 2001 and June 24, 2001;
     none issued and outstanding
   Common stock, par value $0.00125;                          90             91
     120,000 shares authorized;
     72,591 and 72,907 shares issued and
     outstanding at December 23, 2001
     and June 24, 2001, respectively
   Additional paid-in-capital                            511,130        518,781
   Deferred compensation expense                           (955)        (1,211)
   Retained earnings                                      65,085         76,001
   Accumulated other comprehensive loss,                 (9,193)        (4,565)
     net of tax
                                                      ------------    ----------
      Total shareholders' equity                         566,157        589,097
                                                      ------------    ----------
      Total liabilities and shareholders' equity        $584,122       $615,123
                                                      ============    ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                           CREE, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In thousands, except per share data)
                                           (Unaudited)

                                      ---------------------------    ---------------------------
                                           Three Months Ended              Six Months Ended
                                      ---------------------------    ---------------------------

                                      December 23,   December 24,    December 23,   December 24,
                                          2001           2000            2001           2000
                                      ------------   ------------    ------------   ------------
Revenue:
  Product revenue, net                 $  36,873      $  37,587       $  75,451      $  71,898
  Contract revenue, net                    4,219          3,907           8,807          7,238
                                      ------------   ------------    ------------   ------------
    Total revenue                         41,092         41,494          84,258         79,136

Cost of revenue:
  Product revenue                         18,508         16,163          38,420         30,652
  Contract revenue                         3,209          3,257           6,559          5,844
                                      ------------   ------------    ------------   ------------
    Total cost of revenue                 21,717         19,420          44,979         36,496
                                      ------------   ------------    ------------   ------------
Gross profit                              19,375         22,074          39,279         42,640

Operating expenses:
  Research and development                 6,748          2,295          10,853          4,396
  Sales, general and administrative        5,582          3,010          11,314          6,967
  Other expense                           18,820             62          19,670             62
  Goodwill and intangible
    asset amortization                     2,256            --            4,511            --
                                      ------------   ------------    ------------   ------------
    (Loss) income from operations       (14,031)         16,707         (7,069)         31,215

Other non operating (loss)              (11,794)           (11)        (11,794)           (99)
Interest income, net                       1,353          4,322           3,490          9,105
                                      ------------   ------------    ------------   ------------

    (Loss) income before income taxes   (24,472)         21,018        (15,373)         40,221

Income tax (benefit) expense             (7,096)          7,157         (4,458)         13,706
                                      ------------   ------------    ------------   ------------
    Net (loss) income                 $ (17,376)       $ 13,861       $(10,915)       $ 26,515
                                      ============   ============    ============   ============

(Loss) earnings per share:
    Basic                                ($0.24)         $0.19         ($0.15)         $0.37
                                      ============   ============    ============   ============
    Diluted                              ($0.24)         $0.18         $(0.15)         $0.35
                                      ============   ============    ============   ============

Shares used in per share calculation:
    Basic                                 72,457         71,495         72,705          71,154
                                      ============   ============    ============   ============
    Diluted                               72,457         75,200         72,705          75,230
                                      ============   ============    ============   ============




                       The accompanying notes are an integral part of the
                               consolidated financial statements.

                                   CREE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)
                                                           Six Months Ended
                                                     ---------------------------
                                                     December 23,   December 24,
Operating activities:                                   2001           2000
                                                     ------------   ------------
  Net (loss) income                                  $ (10,915)     $  26,515
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation of property and equipment              15,337          9,050
    Loss on disposal of property, equipment,
      and other impairment charge                       18,935             62
    Amortization of patent rights                          124             87
    Goodwill and intangible asset amortization           4,511            --
    Amortization of deferred compensation                  256            279
    Deferred income taxes                               (8,453)        13,161
    (Gain) on available for sale securities               (558)        (1,182)
    Tax benefits associated with stock option
      exercises                                          1,690            --
    Other than temporary decline in value of
      long term investments                             12,352            --
    Changes in operating assets and liabilities:
      Accounts and interest receivable                     959        (10,802)
      Inventories                                       (3,015)        (4,015)
      Prepaid expenses and other current assets            686           (287)
      Accounts payable, trade                           (7,246)         3,915
      Accrued expenses and other long-term                (817)          (243)
        liabilities
                                                     ------------   ------------
      Net cash provided by operating activities         23,846         36,540
                                                     ------------   ------------

Investing activities:
  Purchase of available for sale securities            (15,305)        (7,176)
  Proceeds from sale of available for sale
    securities                                           2,103          5,837
  Purchase of property and equipment                   (21,765)       (57,388)
  Purchase of securities held to maturity              (40,000)       (56,606)
  Proceeds from maturities of securities held
    to maturity                                         46,965         50,640
  Increase in other long-term assets                    (7,901)       (21,670)
  Capitalized patent costs                                (516)          (381)
                                                     ------------   ------------
    Net cash used in investing activities              (36,419)       (86,744)
                                                     ------------   ------------

Financing activities:
  Acquisition fees for purchase accounting
    transaction                                           --             (674)
  Repurchase of common stock                           (10,608)           --
  Net proceeds from issuance of common stock             2,956          6,531
                                                     ------------   ------------
    Net cash (used in) provided by financing
      activities                                        (7,652)         5,857
                                                     ------------   ------------

Net decrease in cash and cash equivalents            $ (20,225)     $ (44,347)
Cash and cash equivalents:
  Beginning of period                                $ 164,562      $ 103,843
                                                     ===========    ============
  End of period                                      $ 144,337      $  59,496
                                                     ===========    ============
Supplemental disclosure of cash flow information:
  Cash paid for income taxes                         $   1,901      $     414
                                                     ===========    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   CREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Basis of Presentation
---------------------

The consolidated balance sheet as of December 23, 2001, the consolidated statements of income for the three and six months ended December 23, 2001 and December 24, 2000, and the consolidated statements of cash flow for the six months ended December 23, 2001 and December 24, 2000 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flow at December 23, 2001, and for all periods presented, have been made. The balance sheet at June 24, 2001 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's fiscal 2001 Annual Report on Form 10-K. The results of operations for the period ended December 23, 2001 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Accounting Policies
-------------------

Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc., and its wholly-owned subsidiaries, Cree Lighting Company ("Cree Lighting"), UltraRF, Inc. ("UltraRF"), Cree Research FSC, Inc., Cree Funding LLC, Cree Employee Services Corporation, CI Holdings, Limited, Cree Technologies, Inc. and Cree Asia-Pacific, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Business Combination

On December 29, 2000, the Company completed the acquisition of the UltraRF division of Spectrian Corporation, or Spectrian, through the purchase of assets of the business by Cree's wholly owned subsidiary, UltraRF, Inc. in a business combination accounted for under the purchase method. Under the terms of the Asset Purchase Agreement, UltraRF acquired substantially all of the net assets of the business from Spectrian in exchange for a total of 2,656,917 shares of Cree common stock valued at $113.5 million. Of the total shares issued, 191,094 shares were placed in escrow and proceeds from the sale of such shares retained in escrow to secure Spectrian's representations, warranties and covenants under the Asset Purchase Agreement. Under the terms of the escrow arrangement, one-half of the funds were released to Spectrian in June 2001 and the balance was released in December 2001 because no claims were made against the escrowed assets.

The consolidated financial statements reflect the allocation of the purchase price based upon fair value of the assets acquired, including goodwill of $81.5 million and other intangible assets of $6.3 million. Goodwill is being amortized on a straight-line basis over ten years and other related intangibles are being amortized over five to eight years.

The results of operations of UltraRF have been included in the consolidated results of the Company since the date of acquisition.

Business Segments

The Company  operates  in two  business  segments,  Cree and  UltraRF.  The Cree segment incorporates its proprietary technology to produce compound semiconductors using silicon carbide and gallium nitride technology. Products from this segment are used in automotive and liquid crystal display backlighting, indicator lamps, full color light emitting diode displays and other lighting applications as well as microwave and power applications.

The UltraRF segment designs,  manufactures and markets  silicon-based  LDMOS and
bipolar  radio  frequency  power  semiconductors   utilized  in  building  power
amplifiers for wireless infrastructure applications.

Summarized financial information concerning the reportable segments as of and for the three and six months ended December 23, 2001 is shown in the following table. The "Other" column represents amounts excluded from specific segments such as interest income. In addition, the "Other" column also includes corporate assets such as cash and cash equivalents, short-term investments held to maturity, marketable securities, interest receivable and long-term investments held to maturity which have not been allocated to a specific segment.

As of and for the
three months ended
December 23, 2001
  (in thousands)                Cree        UltraRF        Other         Total
--------------------------   ----------    ----------    ----------    ---------
Revenue                      $  33,311     $   7,781     $   --        $  41,092
(Loss) income before
  income taxes                (24,066)       (1,759)         1,353      (24,472)
Assets                       $ 288,815     $  98,661     $ 196,646     $ 584,122

As of and for the
six months ended
December 23, 2001
  (in thousands)                Cree        UltraRF        Other         Total
--------------------------   ----------    ----------    ----------    ---------
Revenue                      $  66,804     $  17,454     $   --        $  84,258
(Loss) income before
  income taxes                (17,509)       (1,354)         3,490      (15,373)
Assets                       $ 288,815     $  98,661     $ 196,646     $ 584,122


Comparable data for the three and six months ended December 24, 2000 is not presented because the company operated in one segment during those periods.

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

Revenue Recognition

The Company recognizes product revenue at the time of shipment when title is transferred to the customer in accordance with the terms of the relevant contract. Revenue from government contracts is recorded on the percentage-of-completion method as expenses per contract are incurred.

Contract revenue represents reimbursement by various U.S. Government entities to aid in the development of the Company's technology. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. Contract revenue includes funding of direct research and development costs and a portion of the Company's general and administrative expenses and other operating expenses for contracts under which funding is expected to exceed direct costs over the life of the contract. The specific reimbursement provisions of the contracts, including the portion of the Company's general and administrative expenses and other operating expenses that are reimbursed, vary by contract. Such reimbursements are recorded as contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract (i.e., certain cost share arrangements), the Company reports direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts and highly liquid investments with an original maturity of three months or less when purchased.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term and long-term investments, available for sale securities, accounts and interest receivable, accounts payable, accrued expenses and other liabilities approximate fair values at December 23, 2001 and June 24, 2001.

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

At December 23, 2001, the Company held short-term investments in the common stock of publicly traded equity securities. The Company considers these investments to be strategic in nature; therefore, these investments are accounted for as "available for sale" marketable securities under SFAS 115. Therefore, unrealized gains or losses are excluded from earnings and are recorded in other comprehensive income or loss, net of tax. At December 23, 2001, the fair market value of these investments was $13.9 million with gross unrealized losses totaling $12.9 million.

As of December 23, 2001, the Company's short-term investments held to maturity included $10.0 million in government bonds. The company purchased the investments with a portion of the proceeds from its public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to maturity" under SFAS 115. The securities are reported on the consolidated balance sheets at amortized cost, as a short-term investment with unpaid interest included in interest receivable.

As of December 23, 2001, the Company's long-term investments consisted of $28.0 million in high-grade commercial paper, medium term notes and other debt securities that mature in June 2003 and August 2003. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to-maturity" under SFAS 115. These securities are reported on the consolidated balance sheet at amortized cost, as long-term investments with unpaid interest included in interest receivable if interest is due in less than 12 months, and as a long term receivable if interest is due in more that 12 months.

As of December 23, 2001, the Company maintained $23.3 million of net investments in the equity of privately-held companies, which are included in other assets on the consolidated balance sheet. Since the Company does not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting for investments. Management conducts a quarterly impairment review of each investment in the portfolio, including historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments for investments are estimated and recognized if the market value of the investment is below its cost basis for an extended period or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. During the quarter ending December 23, 2001, the Company recorded an impairment charge on these investments of $12.4 million, representing the Company's best estimate of an "other than temporary" decline in value. This impairment charge was included as `other non-operating loss' on the consolidated statements of operations.

Impairment of Property and Equipment

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ("SFAS 121"), the Company reviews long-lived assets for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable. During the quarter ended December 23, 2001, the Company recorded an impairment charge for property and equipment totaling $18.1 million related to assets to be disposed of, which is included in `other operating expense' on the consolidated statements of operations. This impairment charge was due to technology decisions or changes resulting in the obsolescence of the assets. These assets are being carried at the lower of their carrying amount or fair value less cost to sell. The majority of these assets will be destroyed due to the proprietary nature of the assets. Disposal of the impaired assets is expected to occur in the second half of fiscal 2002.

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

                                   December 23,         June 24,
                                       2001               2001
                                   ------------        ----------
                                           (in thousands)

     Raw materials                   $ 3,867            $ 4,538
     Work-in-progress                  8,190              6,206
     Finished goods                    7,315              5,251
     Reserve                         (1,128)              (793)
                                   ============        ==========
     Total inventory, net            $18,244             $15,202
                                   ============        ==========

Research and Development Accounting Policy

The U.S. Government provides funding through research contracts for several of the Company's current research and development efforts. The contract funding may be based on either a cost-plus, a cost-share or a firm fixed price arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs are divided between the U.S. government and the Company based on the terms of the contract. The government's cost share is then paid to the Company. Activities performed under these arrangements include research regarding silicon carbide and gallium nitride materials. The contracts typically require the submission of a written report that documents the results of such research.

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


                            Three Months Ended             Six Months Ended
                        December 23,   December 24,   December 23,  December 24,
                           2001           2000           2001          2000
                        ------------   ------------   ------------  ------------
                                             (In thousands)

Net R&D costs             $   47         $  174         $   60        $  239
Government funding            18            314            229           660
                        ------------   ------------   ------------  ------------
Total direct costs        $   65         $  488         $  289       $   899
  incurred              ============   ============   ============  ============


Significant Sales Contracts

On September 21, 2001, the Company entered into a new Purchase Agreement with Osram Opto Semiconductors GmbH & Co. ("Osram"), pursuant to which Osram agreed to purchase and the Company is obligated to ship certain quantities of LED chips and silicon carbide wafers through September 2002.

The Purchase Agreement calls for certain quantities of LED chips to be delivered each month unless shipment is deferred by Osram under the deferred shipment notice provisions of the Purchase Agreement. Pursuant to such provisions, Osram elected during the December 2001 quarter to defer 43% of the original contracted amount to a later quarter than originally scheduled. In any event, the Purchase Agreement requires Osram to purchase all products by March 24, 2003. The

Purchase Agreement also provides for liquidated damages if the Company is unable to ship at least 85% of the cumulative quantity due to have been shipped each month. These damages are calculated at one percent per week of the purchase price of the delayed product, subject to a maximum of ten percent of the purchase price. If product shipments are delayed six weeks or more due to circumstances within the Company's control, then in lieu of liquidated damages, Osram may claim damages actually resulting from the delay up to forty percent of the purchase price of delayed products.

Additionally, the Purchase Agreement provides for higher per unit prices early in the contract with reductions in unit prices being available as the cumulative volume shipped increases. The higher prices were negotiated by the Company to offset higher per unit costs expected earlier in the contract.

In December 2000, the Company's subsidiary, UltraRF, entered into a Supply Agreement with Spectrian. Under this agreement, Spectrian has committed to purchase semiconductor components having a minimum aggregate purchase price of approximately $58 million during the two years ended December 31, 2002. In addition, UltraRF agreed to allocate sufficient capacity to supply Spectrian with quantities in excess of its minimum commitment by up to 20%. The minimum purchase amounts are fixed for each quarter during the two-year term of the agreement, with the aggregate of the eight quarters equaling $58.0 million. In October 2001, Spectrian and UltraRF agreed to modify the Supply Agreement under which the minimum purchase amount for the quarter ending December 23, 2001 was reduced and the subsequent two quarters increased so that the aggregate for the eight quarters remained at $58 million. In modification of the supply agreement, we also agreed that if we are not able to meet our proposed ramp up of LDMOS-8 production to Spectrian in the March 2002 quarter that Spectrian may be entitled to a credit of up to $2.1 million. Cree, UltraRF and Spectrian also entered into a development agreement, under which Spectrian provided R&D funding of $2.4 million. This work supports the development, by Cree and UltraRF, to improve high linearity and gain LDMOS power modules, and silicon carbide based RF power transistors for potential use in Spectrian's power amplifier products.

Income Taxes

The Company has established an estimated tax provision based upon an effective rate of 29% for the quarter ended December 23, 2001. The Company's effective tax rate was 34% for the quarter ended December 24, 2000. The estimated effective rate was based upon projections of income for the fiscal year and the Company's ability to utilize remaining net operating loss carryforwards and other tax credits. However, the actual effective rate may vary depending upon actual pre-tax book income for the year or other factors.

Shareholders' Equity

On January 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to four million shares of its outstanding common stock. Additionally, on March 22, 2001, the Company announced that its Board of Directors increased the repurchase limits under the stock repurchase program announced in January 2001 to include an additional three million shares, for a total of seven million shares of its outstanding common stock. For the three and six months periods ended December 23, 2001, the Company repurchased 42,000 shares and 705,000 shares, respectively, of its common stock at an average price of $15.04 per share for an aggregate of approximately $10.6 million. The repurchase program expired during January, 2002, however, management intends to seek board approval to renew the program.

Comprehensive (Loss) Income
---------------------------

Comprehensive (loss) income consists of the following:

                            Three Months Ended             Six Months Ended
                        December 23,   December 24,   December 23,  December 24,
                           2001           2000           2001          2000
                        ------------   ------------   ------------  ------------
                                             (In thousands)


Net (loss) income       $  (17,376)    $  13,861       $ (10,915)   $  26,515
Other comprehensive           2,130      (5,532)          (4,628)     (6,950)
  income (loss),
  net of tax
                        ------------   ------------   ------------  ------------

Comprehensive (loss)    $  (15,246)    $   8,329       $ (15,543)   $  19,565
  income                ============   ============   ============  ============


Earnings Per Share
------------------

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The following computation reconciles the differences between the basic and diluted presentations:

                              Three Months Ended           Six Months Ended
                          December 23,  December 24,  December 23,  December 24,
                             2001          2000          2001          2000
                          ------------  ------------  ------------  ------------
                                (In thousands, except per share amounts)

Net (loss) income         $ (17,376)    $  13,861     $ (10,915)    $  26,515
Weighted average
  common shares               72,457       71,495         72,705       71,154
                          ------------  ------------  ------------  ------------
Basic (loss) earnings
  per common share          ($0.24)         $0.19       ($ 0.15)       $0.37
                          ============  ============  ============  ============

Net (loss) income          ($17,376)    $  13,861     $ (10,915)    $  26,515
Diluted weighted
average common shares:
Common shares outstanding     72,457       71,495        72,705        71,154
Dilutive effect of stock
  options and warrants          --          3,705          --           4,076
                          ------------  ------------  ------------  ------------
Total diluted weighted
  average common shares       72,457       75,200        72,705        75,230
                          ------------  ------------  ------------  ------------
Diluted (loss) earnings
  per common share           ($0.24)        $0.18       ($0.15)         $0.35
                          ============  ============  ============  ============


Potential common shares that would have the effect of increasing diluted income per share are considered to be antidilutive. In accordance with SFAS 128, for the three and six months ended December 23, 2001, 8,892,675 and 8,843,688 shares, respectively, were not included in calculating diluted earnings per share and for the three months and six months ended December 24, 2000, 1,034,441 shares were not included in calculating diluted earnings per share because the effect would be antidilutive.

New Accounting Pronouncements
-----------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "anticipate," "believe," "plan," "estimate," "expect," and "intend" or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those forward-looking statements. These factors include, but are not limited to, uncertainty regarding economic conditions; risks from increased competition; uncertain product demand; uncertainty whether we can achieve our targets for increased yields and cost reductions needed to maintain our margins; risks associated with the production ramp-up for new products; including the possibility of unexpected delays, increased costs and manufacturing difficulties or less than expected market acceptance; risks associated with the planned release of new products under development, including the possibility we will be unable to develop and manufacture commercially viable versions of such products; the risk of variability in our manufacturing processes that can adversely affect yields and product performance; the risk that our investments in third parties will generate losses; the risk that changes in customer concentration will adversely affect our sales; the possibility of adverse results in our pending intellectual property litigation; uncertainty whether our intellectual property rights will provide meaningful protection and concentration of our business among few customers. See Exhibit 99.1 for further discussion of factors that could cause the Company's actual results to differ.

Overview

Cree, Inc. is the world leader in developing and manufacturing semiconductor materials and electronic devices made from silicon carbide ("SiC") and gallium nitride ("GaN"). We recognize product revenue at the time of shipment when legal title transfers to our customers or in accordance with the terms of the relevant contract. Our financial statements also include estimates by management for reserves for inventory, accounts receivable and investments in privately held companies. We derive the largest portion of our revenue from the sale of blue and green light emitting diode ("LED") products. We offer LEDs at four brightness levels- X-Bright(TM) blue and ultraviolet products, MegaBright(TM) blue, green and ultraviolet products, high brightness blue and green products (now including our UltraBright(TM) blue and green devices) and standard brightness blue products. Our LED devices are utilized by end users for automotive dashboard lighting, LCD backlighting, including wireless handsets and other consumer products, indicator lamps, miniature white lights, indoor sign and arena displays, outdoor full color displays, traffic signals and other lighting applications.

We introduced our new next generation LED X-Bright(TM) technology in the second quarter of 2002. The X-Bright(TM) family of LEDs is being designed to offer increased brightness by up to 50 percent over the MegaBright(TM) family of

LED's. Target applications for the X-Bright(TM) devices include solid state illumination, cell phones, automotive and video screens. We shipped sample quantities of our X-Bright(TM) chips during December 2001. These products have gained strong initial interest from our customers, but will require a design-in cycle that is expected to continue for several months.

We also recently introduced the 505 traffic signal green and 525 signage green devices in the MegaBright(TM) product line. These diodes exhibit typical brightness increase of greater than two times the current UltraBright(TM) device brightness levels. The target applications for the MegaBright(TM) green devices are traffic signals, display signs and consumer products. During the first six months of fiscal 2002, the MegaBright(TM) blue and green products made up 26% of our LED revenue. We continue to develop the X-Bright(TM) green family of products.

Revenue at the UltraRF segment was $17.5 million during the first six months of fiscal 2002. In the long term, UltraRF's success will depend on the rate at which we diversify our Spectrian-concentrated business. Currently over 90% of the sales of the UltraRF division are made to Spectrian under a supply contract which was entered into when we acquired UltraRF from Spectrian in December, 2000 and was subsequently modified. This supply agreement expires on December 31, 2002.We believe that the introduction of our new power amplifier module and LDMOS-8 RF power transistor devices along with our continued commitment to LDMOS research and development, will generate product design wins from new customers, consistent with our customer diversification strategy. We also believe that Spectrian will continue to be a customer after the expiration of the supply contract. However, the level and pricing of sales to Spectrian will be subject to market conditions once the supply contract expires.

We derive additional revenue from the sale of advanced materials made from SiC that are used for manufacturing LEDs and power devices by our customers or for research and development for new semiconductor applications.

The balance of our revenue is derived from government research contract funding.

Results of Operations
---------------------

Three Months Ended December 23, 2001 and December 24, 2000

Revenue. Revenue decreased 1% to $41.1 million in the second quarter of fiscal 2002 from $41.5 million in the second quarter of fiscal 2001. This decrease was attributable to lower product revenue of $36.9 million in the second quarter of fiscal 2002 from $37.6 million in the second quarter of fiscal 2001. Without the acquisition of UltraRF, revenue for the second quarter would have been $33.3 million or 11% lower than the prior year comparative results. For the second quarter of fiscal 2002, LED revenue declined 19% from the prior year despite a 10% LED chip volume increase over units delivered in the second quarter of last year. Average LED sales prices declined 26% in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 due to expected contractual volume discounts given to customers. Our MegaBright(TM) LED products, which first began shipping in July 2001, showed increasing customer acceptance as they grew to 37% of LED revenue during the second quarter. The MegaBright(TM) and X-Bright(TM) products will likely continue to replace some of the demand for older devices, as new customer product qualifications are completed. In December 2001, we sampled our first X-Bright(TM) products. These products have gained strong customer interest but will require a design cycle before significant sales begin. Therefore, we target the sales of these products to begin in our fourth quarter of fiscal 2002. As a result of the growth of our MegaBright(TM) and X-Bright(TM) products, our high brightness chips (including UltraBright(TM) chips) declined from 79% of LED sales in the second quarter of fiscal 2001 to 38% of LED sales for the second quarter of fiscal 2002. Sales of our standard brightness chips made up 25% of LED revenue in the second quarter of fiscal 2002 compared to 21% of LED sales for the second quarter of fiscal 2001.

Revenue from UltraRF was $7.8 million during the quarter with LDMOS products making up over 68% of revenue due to demand from Spectrian Corporation. As we completed the acquisition of UltraRF in December 2000, there were no sales from this unit in the comparable December 2000 quarter. UltraRF continues to ramp its production of LDMOS products currently being shipped for next generation wireless base station applications. We continue to work on new customer design wins, which will utilize this new technology. A successful ramp up of LDMOS-8 products is critical to meeting our contractual obligations with Spectrian.

Material sales declined 35% in the second quarter of fiscal 2002 compared to the same period of fiscal 2001 due to significantly lower gemstone material sales. Sales of gemstone material products declined 84%, as there were only nominal sales to Charles & Colvard, or C&C during the second quarter of fiscal 2002. We anticipate little to no revenue from this customer over the next several quarters. SiC wafer sales revenue decreased 9% in the second quarter of fiscal 2002 compared to the same period of the prior year. Wafer units shipped increased 3%, while average sales prices declined 12% in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001.

Contract revenue received from U.S. Government agencies and non-governmental customers increased 8% during the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 due to larger microwave contract awards received.

We are currently seeing a trend in our sales activities where orders from our larger customers are slowing while orders from smaller customers are increasing. This change in customer mix improves the balance of our revenue stream as we decrease our customer concentration. However, this change also limits order visibility as smaller customers generally do not order as far in advance as larger customers. If the volume of orders from these smaller customers does not reach the level we currently anticipate, revenue for the second half of 2002 could be significantly less than expected.

Gross Profit. Gross profit decreased 12% to $19.4 million in the second quarter of fiscal 2002 compared to $22.1 million in the second quarter of fiscal 2001. Compared to the prior year period, gross margin for the fiscal 2002 quarter decreased to 47% from 53% of revenue. Gross margin for the second quarter of fiscal 2002 at UltraRF was 44% of revenue. Profitability at UltraRF was lower than the prior sequential quarter due to a shift in product mix favoring a higher percentage of LDMOS products in comparison to bipolar products. LDMOS products had a lower average selling price and lower gross margins relative to the bipolar products. The LED product line realized lower profitability during the second quarter of fiscal 2002 in comparison to the prior year period due to overall contractual declines in average sales prices of 26% partially offset by a 20% decrease in manufacturing costs. We continue to focus on cost reduction as one of our highest priorities. We plan to manage our expense structure and reduce costs though process improvements and other efficiencies and to increase overall yields.

Research and Development. Research and development expenses increased 191%, or $4.4 million, in the second quarter of fiscal 2002 to $6.7 million from $2.3 million in the second quarter of fiscal 2001. Increased spending for research and development results from the combination of UltraRF expenses and increased internal funding to support microwave and optoelectronic programs. Without the addition of UltraRF expenses, research and development costs would have increased 143% from the second quarter of 2001. Internal funding for R&D will continue at these spending levels in the near term as we continue to focus on developing brighter LED's, improved LDMOS and SIC microwave and power devices and blue laser products.

Sales, General and Administrative. Sales, general and administrative expenses increased 87%, or $2.6 million, in the second quarter of fiscal 2002 to $5.6 million from $3.0 million in the second quarter of fiscal 2001, due to the combination of UltraRF expenses and significant legal costs primarily associated with ongoing intellectual property litigation. Excluding UltraRF results, selling, general and administrative expenses would have been 54% higher than the prior year period as a result of greater costs incurred during the December 2002 quarter associated with patent litigation.

Other Expense. Other expense was $18.8 million during the second quarter of fiscal 2002. This primarily consists of an impairment charge on property and equipment of $18.1 million taken during the quarter primarily due to technology decisions and changes. In accordance with SFAS 121, management reviews long-lived assets for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable. This impairment charge reflects management's decision on technology resulting from the progress made by our research and development teams. After extensively testing certain reactor technology equipment, we narrowed a preference for certain processes, and we intend to use these processes going forward. We wrote off non-producing reactor equipment which does not use the preferred processes. Also, in December 2001 management committed to a plan to begin a 3" wafer transition over the next 18-24 months. As a result, we wrote off non-convertible 2" crystal growth equipment that was not currently or expected to be in use. Finally, yield improvements also resulted in the obsolescence of certain other equipment. All equipment written off is being dismantled and destroyed if proprietary in nature, or sold where possible. These assets are being carried at the lower of their carrying amount or fair value less cost to sell. The remaining amount of $700,000 of other expense represents a one-time bonus paid to UltraRF employees.

Other Non Operating (loss). The other non operating (loss) of $11.8 million primarily represents an "other-than-temporary" decline in value related to our long-term investments in privately-held companies in the amount of $12.4 million. Management conducts a quarterly impairment review of each investment in the portfolio, including historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments for investments are recognized if the market value of the investment is below its cost basis for an extended period or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. This impairment charge was partially offset by a gain on the sale of marketable securities of $600,000.

Goodwill and Intangible Asset Amortization. As a result of the acquisition of UltraRF, we recorded goodwill and other intangible assets on its balance sheet which are being amortized over periods ranging from 5 to 10 years. No expense was incurred during the second quarter of fiscal 2001 due to the timing of the UltraRF acquisition.

Interest Income, Net. Interest income, net declined $3.0 million or 69%, in the second quarter of fiscal 2002 in comparison to the second quarter of fiscal 2001. The reduction from the comparative quarter results primarily from lower interest rates available for our liquid cash as a result of aggressive interest rate cuts by the Federal Reserve.

Income Tax (Benefit) Expense. Income tax benefit for the second quarter of fiscal 2002 was $7.1 million compared to an income tax expense of $7.2 million in the second quarter of fiscal 2001. The income tax benefit resulted from the $24 million net loss resulting from the charge taken for the impairment of fixed assets of $18.1 million and the $12.4 million charge for the reserve for investments in privately held companies. The effective income tax rate was 29% for the second quarter of fiscal 2002 compared to a 34% rate during the comparative period in fiscal 2001. This change in our effective tax rate is a direct result of the implementation of certain tax planning strategies.

Six Months Ended December 23, 2001 and December 24, 2000

Revenue. Revenue increased 6.6% to $84.3 million in the first six months of fiscal 2002 from $79.1 million in the first six months of fiscal 2001. This increase was attributable to higher product revenue of $75.5 million in the first six months of fiscal 2002 from $71.9 million in the first six months of fiscal 2001. Without the acquisition of UltraRF, product revenue for the first six months of fiscal 2002 would have been $66.8 million or 17% lower than the prior year comparative period results. For the first six months of fiscal 2002, LED revenue declined 16% from the prior year period despite a 16% LED chip volume increase over units delivered in the first six months of last fiscal year. Average LED sales prices declined 28% in the first six months of fiscal 2002 compared to the first six months of fiscal 2001 due to expected contractual volume discounts given to customers. Our new MegaBright(TM) LED products showed increasing customer acceptance as they grew to 26% of LED revenue during the first six months of fiscal 2002. As a result of the growth of these products, our high brightness chips (including UltraBright(TM) chips) declined from 80% of LED sales in the first six months of fiscal 2001 to 47% of LED sales for the first six months of fiscal 2002. Sales of our standard brightness chips remained strong at 27% of total LED revenue in the first six months of fiscal 2002, compared 20% during the first six months of fiscal 2001.

Revenue from UltraRF was $17.5 million during the first six months of fiscal 2002 with an even split of bipolar and LDMOS products being shipped. Most of the revenue demand was generated from Spectrian Corporation. As we completed the acquisition of UltraRF in December 2000, there were no sales from this unit in the first six months of fiscal 2001.

Material sales declined 30% in the first six months of fiscal 2002 compared to the same period of fiscal 2001 due to significantly lower gemstone sales. Sales of gemstone products declined 85%, as there were only nominal sales to C&C during the first six months of fiscal 2002. We anticipate little to no revenue from this customer over the next several quarters. SiC wafer sales increased 6.5% in the first six months of fiscal 2002 compared to the prior year period.

This is due to demand for wafers used in LED and power products by our customers and increased interest by the research community. Wafer units increased 23%, while average sales prices declined 14% in the first six months of fiscal 2002 compared to the first six months of fiscal 2001.

Contract revenue received from U.S. Government agencies and non-governmental customers increased 22% during the first six months of fiscal 2002 compared to the first six months of fiscal 2001 due to larger microwave contract awards received.

Gross Profit. Gross profit decreased 8% to $39.3 million in the first six months of fiscal 2002 compared to $42.6 million in the first six months of fiscal 2001. Compared to the first six months of the prior year, gross margin for the first six months of fiscal 2002 decreased to 47% from 54% of revenue. Gross margin for the first six months of fiscal 2002 at UltraRF was 46% of revenue. The LED product line realized lower gross margins during that period in comparison to the prior year period due to contractual declines in average sales prices amounting to 28% being offset by manufacturing costs that were 15% lower. We continue to focus on cost reduction as one of our highest priorities. We plan to manage our expense structure and reduce costs though process improvements and other efficiencies and to increase overall yields. Gross margins also declined on materials revenue as wafer costs for SiC material sales were also higher comparing the first half of fiscal 2002 results to the first half of fiscal 2001 due to a change in product mix.

Research and Development. Research and development expenses increased 148% or $6.5 million in the first six months of fiscal 2002 to $10.9 million from $4.4 million in the first six months of fiscal 2001. Increased spending for research and development results from the combination of UltraRF expenses and increased internal funding to support microwave and optoelectronic programs. Without the addition of UltraRF expenses, research and development costs would have increased 100% from the first six months of 2001.

Sales, General and Administrative. Sales, general and administrative expenses increased 61%, or $4.3 million, in the first six months of fiscal 2002 to $11.3 million from $7.0 million in the first six months of fiscal 2001. The increase is due to the combination of UltraRF expenses and significant legal costs of $3.1 million in the first six months of fiscal 2002 primarily associated with ongoing intellectual property litigation. For further discussion on the intellectual property litigation see below in Part II, Item 1, Legal Proceedings. Excluding UltraRF results, selling, general and administrative expenses would have been 34% higher.

Other Expense. Other expense was $19.7 million during the first six months of fiscal 2002. This is made up of a charge for the impairment of fixed assets during the six-month period due to technology changes and a one-time bonus of $700,000 for UltraRF employees.

Other Non Operating (loss). The other non operating (loss) of $11.8 million in the first six months of fiscal 2002 was attributed to an "other than temporary" decline in value related to our long-term investments in the amount of $12.4 million recorded during the second quarter as discussed above. This charge was partially offset by a gain on the sale of marketable securities of $600,000.

Goodwill and Intangible Asset Amortization. As a result of the acquisition of UltraRF, we recorded goodwill and other intangible assets on its balance sheet, which are being amortized over periods ranging from 5 to 10 years. No expense was incurred during the first six months of fiscal 2001 due to the timing of the UltraRF acquisition.

Interest Income, Net. Interest income, net declined $5.6 million, or 62%, in the first six months of fiscal 2002 compared to the first six months of fiscal 2001. The reduction from the comparative quarter results primarily from lower interest rates available for our liquid cash as a result of aggressive federal interest rate cuts by the Federal Reserve.

Income Tax (Benefit) Expense. Income tax benefit for the first six months of fiscal 2002 was $4.5 million compared to an income tax expense of $13.7 million in the first six months of fiscal 2001. The income tax benefit resulted from the $15.4 million net pre-tax loss which was due to the charges for the impairment of fixed assets of $18.1 million and the $12.4 million reserve for investments in privately held companies. The effective income tax rate was 29% for the second quarter of fiscal 2002 compared to 34% during the comparative period of fiscal 2001. This change in our effective tax rate is a direct result of the implementation of certain tax planning strategies.

Liquidity and Capital Resources
-------------------------------

We have funded our operations to date through sales of equity, bank borrowings and revenue from product and contract sales. As of December 23, 2001, we had working capital of $221.9 million, including $168.3 million in cash, short-term investments and marketable securities. Operating activities generated net cash of $23.8 million for the first six months of fiscal 2002 compared with $36.5 million generated during the comparative period in fiscal 2001. This reduction in cash provided by operations was primarily attributable to lower income from operations and timing differences attributable to our increase in deferred income tax assets and a decline in accounts payable.

Capital expenditures of property, plant and equipment amounted to $21.8 million during the first half of fiscal 2002. In addition, $15.3 million was invested in available for sale securities and $40.0 million was invested in securities held to maturity during the second quarter of fiscal 2002. Proceeds of $47.0 million from securities held to maturity was used to reinvest in available for sale securities and in securities held to maturity. In addition, $7.9 million was invested in privately held companies.

Cash used in financing activities during the first half of fiscal 2002 includes a total of 705,000 shares of common stock which have been repurchased on the open market for an aggregate of $10.6 million. In addition, we received $3.0 in proceeds from the exercise of stock options from our employee stock option plan.

We currently have adequate cash and working capital resources on hand to fund near term capital expenditures and other planned items. We may issue additional shares of common stock for the acquisition of complementary businesses or other significant assets or enter into other capital transactions as needs and opportunities warrant. From time to time we evaluate potential acquisitions of and investments in complementary businesses and anticipate continuing to make such evaluations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosures
------------------------

As of December 23, 2001, the Company maintains investments in publicly traded equity securities that are treated for accounting purposes under SFAS 115 as "available for sale" securities. These investments are carried at fair market value based on quoted market prices of the investments as of December 21, 2001, with net unrealized gains or losses excluded from earnings and reported as a separate component of stockholder's equity. These investments are subject to market risk of equity price changes. Management views these stock holdings as strategic investments; therefore, the shares are accounted for as "available for sale" securities under SFAS 115. The fair market value of these investments as of December 23, 2001, using the closing sale price of December 21, 2001 was $13.9 million.

Qualitative Disclosures
-----------------------

Investments in the common stock of other public companies are subject to the market risk of equity price changes. While the Company cannot predict or manage the future market price for such stock, management continues to evaluate its investment position on an ongoing basis.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2001, and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2001, the Company intervened as a party in lawsuits filed by Nichia Corporation in December 1999 and April 2000 in the Tokyo District Court in which Nichia alleges that LED products manufactured by the Company infringe two Nichia patents, Japanese Patent Nos. 2,778,405 (the "405 patent") and 2,918,139 (the "139 patent"). Nichia originally filed two lawsuits based on the `405 patent but voluntarily dismissed one of the suits in October 2001. The Tokyo District Court dismissed the second lawsuit on the `405 patent in a decision issued in December 2001 in which the court found that the Company's high brightness LED products at issue in the case were non-infringing. Nichia has appealed this dismissal to the Tokyo High Court.

The Tokyo District Court had previously dismissed Nichia's suit on the `139 patent in a decision issued in May 2001 in which the court found that the Company's standard brightness LED products do not infringe the `139 patent; Nichia's appeal from this dismissal remains pending before the Tokyo High Court. In July 2001, Rohm Co., Ltd. ("Rohm") filed a complaint against Nichia in the Tokyo District Court in which Rohm seeks a ruling that its sale of products that incorporate the Company's standard brightness LED products do not infringe the `139 patent. The Company intervened in this suit in December 2001 to assist in showing that its standard brightness LED products do not infringe the `139 patent, and the case remains pending before the district court.

As also discussed in the Company's Form 10-K and Form 10-Q reports noted above, the Company's subsidiary, Cree Lighting Company, is a co-plaintiff in a patent infringement lawsuit brought against Nichia and Nichia America Corporation and originally filed in the U.S. District Court for the Northern District of
California in May 2001. The California district court in September 2001 provisionally granted the defendants' motion to transfer the case to the U.S. District Court for the Eastern District of North Carolina, subject to a determination by the North Carolina court of whether the case should be transferred. In November 2001 the North Carolina district court ruled that transfer was appropriate and has retained the case.

Also pending before the North Carolina court is the previously-reported action brought by the Company and North Carolina State University against Nichia and Nichia America Corporation in which Nichia has counterclaimed against the Company, its subsidiary Cree Lighting Company and a former Nichia researcher now employed part-time by Cree Lighting Company. In October 2001, in response to Nichia's amended answer and counterclaim filed in September 2001, the Company and the Cree Lighting employee replied to the amended counterclaim, denying liability and asserting, in the Company's reply, claims seeking a declaratory judgment that the Nichia patents at issue are invalid, unenforceable and not infringed. The Company's reply also asserted a claim for damages in which the Company alleges that Nichia's actions in bringing the patent infringement counterclaims were not made for any legitimate purpose and constitute unfair competition under North Carolina law. In addition, the Company and the Cree Lighting employee named as a counterclaim co-defendant moved to strike or dismiss the allegations of the amended counterclaim in which Nichia asserted claims for trade secret misappropriation not based on any alleged actual misappropriation and claims under the Computer Fraud and Abuse Act. Cree Lighting Company also moved, in October 2001, to dismiss Nichia's claims against it for lack of proper venue. These motions remain pending.

In November 2001, the Company was served with pleadings in which the Company is named as a defendant to a counterclaim of Nichia Corporation and Nichia America Corporation in a lawsuit pending in the U.S. District Court for the Eastern District of Pennsylvania. The complaint in the underlying action, which was brought by Rohm Co., Ltd. against Nichia Corporation and Nichia America Corporation, alleges that Nichia is infringing certain U.S. patents owned by Rohm. Nichia's counterclaim, as amended in December 2001, names both Rohm and the Company as counterclaim defendants and alleges that the Company and Rohm violated antitrust laws by conspiring to exclude Nichia from the U.S. market for high brightness light-emitting diodes. The counterclaim seeks actual and treble damages, attorneys' fees and court costs. The Company has moved to dismiss the counterclaim for lack of personal jurisdiction. Rohm has separately moved to dismiss certain counts of the counterclaims, including those asserted against the Company, for failure to state a claim on which relief can be granted. Both motions remain pending.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on October 23, 2001. Directors were elected as follows:

        Name                             Votes For              Votes Withheld
        ----                             ---------              --------------
        F. Neal Hunter                  66,904,810                 156,408
        Charles M. Swoboda              66,904,810                 156,408
        John W. Palmour, Ph.D.          66,904,810                 156,408
        Dolph W. von Arx                66,556,814                 504,404
        James E. Dykes                  66,904,810                 156,408
        William J. O'Meara              66,904,810                 156,408
        Robert J. Potter, Ph.D.         66,854,710                 206,508

Item 6. Exhibits and Reports on Form 8-K

  (a)    Exhibits
         The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

         10.19  Fiscal 2002 Management Incentive Plan *

         99.1   Certain Business Risks and Uncertainties

  (b)    Reports on Form 8-K:

         None.



        *Compensatory plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CREE, INC.


Date: February 5, 2002                /s/ Cynthia B. Merrell
                                      -----------------------------------------
                                      Cynthia B. Merrell
                                      Chief Financial Officer and Treasurer
                                      (Authorized Officer and Chief Financial
                                      and Accounting Officer)