Form 10-Q
period 2002-03-24
CREE INC
filed 2002-05-07
CIK 895419

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 24, 2002


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the registrant's common stock, par value $0.00125 per share, as of April 26, 2002 was 72,795,059.

CREE, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 24, 2002

                                      INDEX


                                                                                Page No.
                                                                                --------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at March 24, 2002 (unaudited) and
           June 24, 2001                                                            3

           Consolidated Statements of Operations for the three and nine months
           ended March 24, 2002 and March 25, 2001 (unaudited)                      4

           Consolidated Statements of Cash Flow for the nine months ended
           March 24, 2002 and March 25, 2001 (unaudited)                            5

           Notes to Consolidated Financial Statements (unaudited)                   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                               15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk              24


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                       24

Item 6.    Exhibits and Reports on Form 8-K                                        25

SIGNATURES                                                                         26


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                   CREE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                                     March 24,         June 24,
                                                                                       2002              2001
                                                                                    ----------         ---------
                                                                                    (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                                      $ 146,495         $ 164,562
       Short-term investments held to maturity                                               --            36,965
       Marketable securities                                                             10,470             6,675
       Accounts receivable, net                                                          38,565            34,850
       Interest receivable                                                                  327             1,270
       Inventories                                                                       14,812            15,202
       Deferred income tax                                                                2,536             4,172
       Prepaid expenses and other current assets                                          5,528             2,220
                                                                                      ---------         ---------
              Total current assets                                                      218,733           265,916

       Property and equipment, net                                                      212,483           226,920
       Goodwill and intangible assets, net                                                   --            83,282
       Long-term investments held to maturity                                            27,971             7,971
       Patents, net                                                                       3,870             3,246
       Deferred income tax                                                               26,392                --
       Other assets                                                                      24,485            27,788
                                                                                      ---------         ---------
              Total assets                                                            $ 513,934         $ 615,123
                                                                                      =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable, trade                                                        $   8,671         $  14,147
       Accrued salaries and wages                                                         3,202             2,435
       Other accrued expenses                                                             5,005             5,156
                                                                                      ---------         ---------
              Total current liabilities                                                  16,878            21,738
Long term liabilities:
       Deferred income taxes                                                              3,850             3,850
       Other long term liabilities                                                           38               438
                                                                                      ---------         ---------
              Total long term liabilities                                                 3,888             4,288
Shareholders' equity:
       Preferred stock, par value $0.01; 3,000 shares authorized at March                    --                --
         24, 2002 and June 24, 2001; none issued and outstanding
       Common stock, par value $0.00125; 120,000 shares authorized; 73,022 and
         72,907 shares issued and outstanding at March 24, 2002 and June 24,
         2001, respectively                                                                  91                91
       Additional paid-in-capital                                                       509,446           518,781
       Deferred compensation expense                                                       (830)           (1,211)
       Retained (deficit) earnings                                                       (3,201)           76,001
       Accumulated other comprehensive loss, net of tax                                 (12,338)           (4,565)
                                                                                      ---------         ---------
              Total shareholders' equity                                                493,168           589,097
                                                                                      ---------         ---------
              Total liabilities and shareholders' equity                              $ 513,934         $ 615,123
                                                                                      =========         =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   CREE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                     Three Months Ended                  Nine Months Ended
                                                ---------------------------         ---------------------------
                                                March 24,         March 25,         March 24,         March 25,
                                                  2002              2001              2002              2001
                                                ---------         ---------         ---------         ---------
Revenue:
    Product revenue, net                        $  28,566         $  48,042         $ 104,017         $ 119,940
    Contract revenue, net                           4,810             5,323            13,617            12,561
                                                ---------         ---------         ---------         ---------
      Total revenue                                33,376            53,365           117,634           132,501

Cost of revenue:
    Product revenue                                21,835            23,819            60,255            54,471
    Contract revenue                                3,164             3,849             9,722             9,693
                                                ---------         ---------         ---------         ---------
      Total cost of revenue                        24,999            27,668            69,977            64,164
                                                ---------         ---------         ---------         ---------

Gross profit                                        8,377            25,697            47,657            68,337

Operating expenses:
    Research and development                        9,327             3,627            20,181             8,023
    Sales, general and administrative               6,534             5,105            17,848            12,072
    In-process research and development
          costs, one-time charge                       --            17,400                --            17,400
    Other expense                                  77,434               158            97,104               220
    Goodwill and intangible
          asset amortization                        2,255             2,280             6,765             2,280
                                                ---------         ---------         ---------         ---------

      (Loss) income from operations               (87,173)           (2,873)          (94,241)           28,342

Other non operating (loss)                             --               162           (11,795)               63
Interest income, net                                1,006             3,824             4,496            12,929
                                                ---------         ---------         ---------         ---------

      (Loss) income before income taxes           (86,167)            1,113          (101,540)           41,334

Income tax (benefit) expense                      (17,881)            6,295           (22,339)           20,000
                                                ---------         ---------         ---------         ---------
      Net (loss) income                         $ (68,286)        $  (5,182)        $ (79,201)        $  21,334
                                                =========         =========         =========         =========

(Loss) earnings per share:
      Basic                                     $   (0.94)        $   (0.07)        $   (1.09)        $    0.30
                                                =========         =========         =========         =========
      Diluted                                   $   (0.94)        $   (0.07)        $   (1.09)        $    0.28
                                                =========         =========         =========         =========

Shares used in per share calculation:

      Basic                                        72,781            73,920            72,730            72,075
                                                =========         =========         =========         =========
      Diluted                                      72,781            73,920            72,730            75,818
                                                =========         =========         =========         =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   CREE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                  ---------------------------------
                                                                                  March 24, 2002     March 25, 2001
                                                                                  --------------     --------------
                                                                                            (In thousands)
Operating activities:
       Net (loss) income                                                            $ (79,201)          $  21,334
       Adjustments to reconcile net (loss) income to net cash
         provided by operating activities:
       Depreciation of property and equipment                                          23,611              15,016
       Loss on disposal of property, equipment and other impairment charge             18,931                 221
       Write off of goodwill and other intangible assets                               76,488                  --
       Acquired in process research & development, one time charge                         --              17,400
       Amortization of patent rights                                                      186                 142
       Goodwill and intangible asset amortization                                       6,796               2,279
       Amortization of deferred compensation                                              381                 407
       Deferred income taxes                                                          (24,839)             19,291
       (Gain) on available for sale securities                                           (558)             (1,379)
       Tax benefits associated with stock option exercises                              2,274                  --
       Other than temporary decline in value of long term investments                  12,352                  --
       Changes in operating assets and liabilities:
           Accounts and interest receivable                                            (2,772)            (16,113)
           Inventories                                                                    390              (2,903)
           Prepaid expenses and other current assets                                   (3,308)               (618)
           Accounts payable, trade                                                     (5,476)                693
           Accrued expenses and other long-term liabilities                               216               1,744
                                                                                    ---------           ---------
           Net cash provided by operating activities                                   25,471              57,514
                                                                                    ---------           ---------

Investing activities:
       Acquisition fees for purchase accounting transaction                                --              (1,908)
       Purchase of available for sale securities                                      (15,305)            (10,318)
       Proceeds from sale of available for sale securities                              2,103               5,837
       Purchase of property and equipment                                             (28,105)            (88,193)
       Purchase of securities held to maturity                                        (40,000)           (116,528)
       Proceeds from maturities of securities held to maturity                         56,965             214,998
       Increase in other long-term assets                                              (9,051)            (26,694)
       Capitalized patent costs                                                          (810)               (700)
                                                                                    ---------           ---------
           Net cash used in investing activities                                      (34,203)            (23,506)
                                                                                    ---------           ---------

Financing activities:
       Repurchase of common stock                                                     (13,640)            (30,668)
       Net proceeds from issuance of common stock                                       4,305               9,919
                                                                                    ---------           ---------
           Net cash used in financing activities                                       (9,335)            (20,749)
                                                                                    ---------           ---------

Net (decrease) increase in cash and cash equivalents                                $ (18,067)          $  13,259
Cash and cash equivalents:
       Beginning of period                                                          $ 164,562           $ 103,843
                                                                                    =========           =========
       End of period                                                                $ 146,495           $ 117,102
                                                                                    =========           =========
Supplemental disclosure of cash flow information:

       Cash paid for income taxes                                                   $   1,901           $     611
                                                                                    =========           =========


               The accompanying notes are an integral part of the
                       consolidated financial statements

                                   CREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION

The consolidated balance sheet as of March 24, 2002, the consolidated statements of operations for the three and nine months ended March 24, 2002 and March 25, 2001, and the consolidated statements of cash flow for the nine months ended March 24, 2002 and March 25, 2001 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flow at March 24, 2002, and for all periods presented, have been made. The balance sheet at June 24, 2001 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's fiscal 2001 Annual Report on Form 10-K. The results of operations for the period ended March 24, 2002 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

The UltraRF segment designs, manufactures and markets silicon-based Laterally Diffused Metal Oxide Semiconductors or LDMOS and bipolar radio frequency power semiconductors, utilized in building power amplifiers for wireless infrastructure applications.

Summarized financial information concerning the reportable segments as of and for the three and nine months ended March 24, 2002 and March 25, 2001 is shown in the following table. The "Other" column represents amounts excluded from specific segments such as interest income. In addition, the "Other" column also includes corporate assets such as cash and cash equivalents, short-term investments held to maturity, marketable securities, interest receivable and long-term investments held to maturity which have not been allocated to a specific segment.


As of and for the three months ended
March 24, 2002 (in thousands)                   Cree               UltraRF                Other                Total
-------------------------------------        ---------            ---------             ---------            ---------
Revenue                                      $  29,885            $   3,491             $      --            $  33,376
(Loss) income before income taxes                  104              (87,277)                1,006              (86,167)
Assets                                       $ 313,396            $  15,275             $ 185,263            $ 513,934




As of and for the three months ended
March 25, 2001 (in thousands)                   Cree               UltraRF                Other                Total
-------------------------------------        ---------            ---------             ---------            ---------
Revenue                                      $  44,064            $   9,301             $      --            $  53,365
(Loss) income before income taxes               14,735              (17,446)                3,824                1,113
Assets                                       $ 293,807            $ 102,746             $ 214,962            $ 611,515


As of and for the nine months ended
March 24, 2002 (in thousands)                   Cree               UltraRF                Other                Total
-------------------------------------        ---------            ---------             ---------            ---------
Revenue                                      $  96,689             $  20,945             $      --            $ 117,634
(Loss) income before income taxes              (17,406)              (88,630)                4,496             (101,540)
Assets                                       $ 313,396             $  15,275             $ 185,263            $ 513,934


As of and for the nine months ended
March 25, 2001 (in thousands)                   Cree               UltraRF                Other                Total
-------------------------------------        ---------            ---------             ---------            ---------
Revenue                                      $ 123,200            $   9,301             $      --            $ 132,501
(Loss) income before income taxes               45,851              (17,446)               12,929               41,334
Assets                                       $ 293,807            $ 102,746             $ 214,962            $ 611,515


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, short-term and long-term investments, available for sale securities, accounts and interest receivable, accounts payable, accrued expenses and other liabilities approximate fair values at March 24, 2002 and June 24, 2001.

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

At March 24, 2002, the Company held short-term investments in the common stock of publicly traded equity securities. The Company considers these investments to be strategic in nature; therefore, these investments are accounted for as "available for sale" marketable securities under SFAS 115. Therefore, unrealized gains or losses are excluded from earnings and are recorded in other comprehensive income or loss, net of tax. At March 24, 2002, the fair market value of these investments was $10.5 million with gross unrealized losses totaling $17.5 million.

As of March 24, 2002, the Company had no short-term investments held to maturity.

As of March 24, 2002, the Company's long-term investments consisted of $28.0 million in high-grade commercial paper, medium term notes and other debt securities that mature in June 2003 and August 2003. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to-maturity" under SFAS 115. These securities are reported on the consolidated balance sheet at amortized cost, as long-term investments with unpaid interest included in interest receivable if interest is due in less than 12 months, and as a long term receivable if interest is due in more that 12 months.

As of March 24, 2002, the Company maintained $24.0 million of net investments in the equity of privately-held companies, which are included in other assets on the consolidated balance sheet. Since the Company does not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting for investments. Management conducts a quarterly impairment review of each investment in the portfolio, including historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments for investments are estimated and recognized if the market value of the investment is estimated to be below its cost basis for an extended period or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. During the quarter ending December 23, 2001, the Company recorded an impairment charge on these investments of $12.4 million, representing the Company's best estimate of an "other than temporary" decline in value. This impairment charge was included as `other non-operating loss' on the consolidated statements of operations. There were no impairment charges on its investments for the third quarter ended March 24, 2002.

IMPAIRMENT OF PROPERTY AND EQUIPMENT

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ("SFAS 121"), the Company reviews long-lived assets for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable. During the quarter ended December 23, 2001, the Company recorded an impairment charge for property and equipment totaling $18.1 million related to assets to be disposed of, which is included in `other operating expense' on the consolidated statements of operations. This impairment charge was due to technology decisions or changes resulting in the obsolescence of the assets. These assets are being carried at the lower of the carrying amount or fair value less cost to sell. The majority of these impaired assets will be destroyed due to the proprietary nature of the assets. Disposal of the impaired assets is expected to occur during calendar year 2002. There were no impairment charges recorded for property and equipment during the third quarter ended March 24, 2002.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. It is the Company's policy to record a reserve against inventory once it has been determined that conditions exist which may not allow the Company to sell the inventory for its intended purpose or it is obsolete. The Company writes inventory off when it is disposed of. Inventories consist of the following:

                                 March 24,                   June 24,
                                   2002                       2001
                                 ---------                   --------
                                            (in thousands)
       Raw materials              $ 4,029                    $ 4,538
       Work-in-progress             7,844                      6,206
       Finished goods               8,927                      5,251
       Reserve                     (5,988)                      (793)
                                  =======                    =======
       Total inventory, net       $14,812                    $15,202
                                  =======                    =======

During the third quarter of fiscal 2002, the Company recorded an additional $4.9 million inventory reserve. This reserve consisted of $4.5 million related to the UltraRF business segment and $0.4 million related to the Cree segment. The $4.5 million reserve was made up of approximately $500,000 for raw material inventory, $3.0 million for work in process inventory and $1.0 million for finished goods inventory. The items reserved against were primarily certain bipolar and older LDMOS products that were deemed unsaleable. Also included in the $4.9 million reserve is a $375,000 reserve for Cree LED finished goods inventory and a $58,000 reserve for Cree raw materials. The charge for the inventory reserves is recorded in cost of revenue on the statement of operations.

Cree recorded the $4.5 million reserve for UltraRF inventory due to information that was obtained during contract negotiations with Spectrian, its significant customer, regarding specific order needs over the next several quarters. Spectrian has purchased more than 90% of products sold by UltraRF since it was acquired from Spectrian in December 2000. During these contract negotiations, Spectrian indicated that it would only purchase newer LDMOS devices from UltraRF after the fourth quarter of fiscal 2002. As a result, the Company fully reserved for inventories of non-LDMOS and other older devices deemed unsaleable in the fourth quarter of fiscal 2002. The Company expects to dispose of a portion of this inventory during the June 2002 quarter and the remainder is expected to be disposed of within the next twelve months. As a result of the downturn in business at UltraRF, the Company also recorded $600,000 of additional product reserves that were recorded in cost of revenue on the statement of operations.

GOODWILL AND INTANGIBLE ASSETS

During the third quarter of fiscal 2002, the Company determined that business conditions for its UltraRF unit had changed due to several factors. First, UltraRF amended its supply agreement with Spectrian effective March 31, 2002 which resulted in a significant reduction in quarterly revenue expectations. In addition, UltraRF's outlook for acquiring additional customers in the near term weakened due to the deteriorating economic conditions and the long qualification cycles. Also, many of the products that Spectrian initially indicated it would purchase in the future have not yet been released to production. Under the amended supply agreement, if UltraRF is not able to produce LDMOS 8 devices qualified for Spectrian's applications in a timely manner revenue may be significantly reduced from Spectrian after the June 2002 quarter. Accordingly, the Company wrote-off the entire balance of goodwill and other purchased intangibles related to UltraRF, recorded additional reserves related to inventory and incurred other related charges such as severance. Based on these impairment indicators, the Company performed an asset impairment analysis in accordance with SFAS No. 121, Impairment of Long-Lived Assets. As a result of this analysis, the remaining balance of goodwill and intangible assets of $76.5 million was deemed to be fully impaired, and was written off during the third quarter. This write-off was recorded as "other expense" on the statement of operations. See "Significant Sales Contracts."

RESEARCH AND DEVELOPMENT ACCOUNTING POLICY

The U.S. Government provides funding through research contracts for several of the Company's current research and development efforts. The contract funding may be based on a cost-plus, a cost-share or a firm fixed price arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs are divided between the U.S. government and the Company based on the terms of the contract. The government's cost share is then paid to the Company. Activities performed under these arrangements include research regarding silicon carbide and gallium nitride materials. The contracts typically require the submission of a written report that documents the results of such research.

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


                                           Three Months Ended                  Nine Months Ended
                                      ----------------------------         ---------------------------
                                      March 24,          March 25,         March 24,         March 25,
                                        2002               2001              2002              2001
                                      ---------          ---------         ---------         ---------
                                                                 (In thousands)
Net R&D costs                          $  (18)            $  160            $   42            $  399
Government funding                         22                371               251             1,031
                                       ------             ------            ------            ------
Total direct costs incurred            $    4             $  531            $  293            $1,430
                                       ======             ======            ======            ======


SIGNIFICANT SALES CONTRACTS

On September 21, 2001, the Company entered into a new Purchase Agreement with Osram Opto Semiconductors GmbH & Co. ("Osram"), pursuant to which Osram agreed to purchase and the Company is obligated to ship certain quantities of LED chips and silicon carbide wafers through September 2002.

The Purchase Agreement calls for certain quantities of LED chips to be delivered each month unless shipment is deferred by Osram under the deferred shipment notice provisions of the Purchase Agreement. Pursuant to such provisions, as indicated in our report on Form 10-Q for the period ended December 23, 2001, Osram elected to defer a portion of the original contracted amount to a later quarter than originally scheduled. In any event, the Purchase Agreement requires Osram to purchase all products by March 24, 2003. The Purchase Agreement also provides for liquidated damages if the Company is unable to ship at least 85% of the cumulative quantity due to have been shipped each month. These damages are calculated at one percent per week of the purchase price of the delayed product, subject to a maximum of ten percent of the purchase price. If product shipments are delayed nine weeks or more due to circumstances within the Company's control, then in lieu of liquidated damages, Osram may claim damages actually resulting from the delay up to forty percent of the purchase price of delayed products.

Additionally, the Purchase Agreement provides for higher per unit prices early in the contract with reductions in unit prices being available as the cumulative volume shipped increases. The higher prices were negotiated by the Company to offset higher per unit costs expected earlier in the contract.

In December 2000, the Company's subsidiary, UltraRF, entered into a Supply Agreement with Spectrian. Under this agreement, Spectrian committed to purchase semiconductor components having a minimum aggregate purchase price of approximately $58 million during the two years ended December 31, 2002. This agreement was amended effective March 31, 2002 to extend the term of the agreement through June 2003, to reduce the total contractual commitment to $54.8 million and to reduce the quarterly revenue commitment to be more in line with Spectrian's current product demand. In addition, UltraRF agreed to allocate sufficient capacity to supply Spectrian with quantities in excess of its minimum commitment by up to 20%. The minimum purchase amounts are fixed under the amended agreement. Additionally, if UltraRF is unable to produce LDMOS 8 devices qualified for Spectrian's applications by June 30, 2002, Spectrian's obligation to purchase devices from UltraRF will be substantially reduced or eliminated until the required LDMOS 8 parts are qualified.

INCOME TAXES

The Company has established an estimated tax provision based upon an effective rate of 22% for the quarter ended March 24, 2002. The Company's effective tax rate was 34% for the quarter ended March 25, 2001. The decrease in the effective tax rate is due to the charges recorded during the third quarter of fiscal 2002 related to the downturn in the UltraRF business. The estimated effective rate was based upon projections of income for the fiscal year and the Company's estimate that it will be able to fully utilize its deferred tax assets. However, the actual effective rate may vary depending upon actual pre-tax book income for the year or other factors.

SHAREHOLDERS' EQUITY

On January 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to four million shares of its outstanding common stock. On March 22, 2001, the Company announced that its Board of Directors increased the repurchase limits under the stock repurchase program announced in January 2001 to include an additional three million shares, for a total of seven million shares of its outstanding common stock. For the three and nine month periods ended March 24, 2002, the Company repurchased 225,000 shares and 930,000 shares, respectively, of its common stock. Year to date, the Company paid an average price of $14.66 per share to acquire this stock with an aggregate value of approximately $13.6 million. In February, 2002, the Board of Directors approved the renewal of this program which had expired in January 2002, through January 31, 2003 for the purchase of up to an additional 4,445,000 shares.

The Company intends to use available cash to finance purchases under the program, which extends to January 2003. At the discretion of the Company's management, the repurchase program can be implemented through open market or privately negotiated transactions. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors.

COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income consists of the following:


                                                        Three Months Ended                     Nine Months Ended
                                                   ----------------------------          -----------------------------
                                                   March 24,          March 25,          March 24,           March 25,
                                                     2002               2001               2002                2001
                                                   ---------          ---------          ---------           ---------
                                                          (in thousands)                             (in thousands)
Net (loss) income                                  $(68,286)          $ (5,182)          $(79,201)          $ 21,334
Other comprehensive income (loss), net of
tax                                                  (3,146)            (1,010)            (7,773)            (7,960)
                                                   --------           --------           --------           --------
Comprehensive (loss) income                        $(71,432)          $ (6,192)          $(86,974)          $ 13,374
                                                   ========           ========           ========           ========


EARNINGS PER SHARE

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The following computation reconciles the differences between the basic and diluted presentations:


                                                           Three Months Ended                      Nine Months Ended
                                                       ----------------------------           -----------------------------
                                                       March 24,          March 25,           March 24,           March 25,
                                                         2002              2001                 2002               2001
                                                       ---------          ---------           ---------           ---------
                                                                 (In thousands, except per share amounts)

Net (loss) income                                      $(68,286)          $ (5,182)          $(79,201)          $ 21,334
Weighted average common shares                           72,781             73,920             72,730             72,075
                                                       --------           --------           --------           --------
Basic (loss) earnings per common share                 $ (0.94)           $  (0.07)          $  (1.09)          $   0.30
                                                       ========           ========           ========           ========

Net (loss) income                                      $(68,286)          $ (5,182)          $(79,201)          $ 21,334
Diluted weighted average common shares:
Common shares outstanding                                72,781             73,920             72,730             72,075
Dilutive effect of stock options and warrants                --                 --                 --              3,743
                                                       --------           --------           --------           --------
Total diluted weighted average common shares             72,781             73,920             72,730             75,818
                                                       --------           --------           --------           --------
Diluted (loss) earnings per common share               $  (0.94)          $  (0.07)          $  (1.09)          $   0.28
                                                       ========           ========           ========           ========


Potential common shares that would have the effect of increasing diluted income per share are considered to be antidilutive. In accordance with SFAS 128, for the three and nine months ended March 24, 2002, 9,781,000 and 8,839,000 shares, respectively, were not included in calculating diluted earnings per share and for the three months and nine months ended March 25, 2001, 5,951,074 shares were not included in calculating diluted earnings per share because the effect would be antidilutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION SET FORTH IN THIS FORM 10-Q, INCLUDING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS VARIOUS "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES ACT OF 1934. THESE STATEMENTS REPRESENT THE COMPANY'S JUDGMENT CONCERNING THE FUTURE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL OPERATING RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY. SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," AND "INTEND" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY. THE COMPANY CAUTIONS THAT SUCH FORWARD-LOOKING STATEMENTS ARE FURTHER QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL OPERATING RESULTS TO DIFFER MATERIALLY FROM THOSE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, UNCERTAINTY REGARDING ECONOMIC CONDITIONS; RISKS FROM INCREASED COMPETITION; UNCERTAIN PRODUCT DEMAND; UNCERTAINTY WHETHER CREE CAN ACHIEVE OUR TARGETS FOR INCREASED YIELDS AND COST REDUCTIONS NEEDED TO MAINTAIN OUR MARGINS; RISKS ASSOCIATED WITH THE PRODUCTION RAMP-UP FOR NEW PRODUCTS; INCLUDING THE POSSIBILITY OF UNEXPECTED DELAYS, INCREASED COSTS AND MANUFACTURING DIFFICULTIES OR

LESS THAN EXPECTED MARKET ACCEPTANCE; RISKS ASSOCIATED WITH THE PLANNED RELEASE OF NEW PRODUCTS UNDER DEVELOPMENT, INCLUDING THE POSSIBILITY CREE WILL BE UNABLE TO DEVELOP AND MANUFACTURE COMMERCIALLY VIABLE VERSIONS OF SUCH PRODUCTS; THE RISK OF VARIABILITY IN OUR MANUFACTURING PROCESSES THAT CAN ADVERSELY AFFECT YIELDS AND PRODUCT PERFORMANCE; THE RISK THAT OUR INVESTMENTS IN THIRD PARTIES WILL GENERATE LOSSES; THE RISK THAT CHANGES IN CUSTOMER CONCENTRATION WILL ADVERSELY AFFECT OUR SALES; THE POSSIBILITY OF ADVERSE RESULTS IN OUR PENDING INTELLECTUAL PROPERTY LITIGATION; UNCERTAINTY WHETHER OUR INTELLECTUAL PROPERTY RIGHTS WILL PROVIDE MEANINGFUL PROTECTION AND CONCENTRATION OF OUR BUSINESS AMONG FEW CUSTOMERS. SEE EXHIBIT 99.1 FOR FURTHER DISCUSSION OF FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER.

OVERVIEW

Cree, Inc. is an advanced semiconductor company that leverages its expertise in silicon carbide (SiC), gallium nitride (GaN) and silicon (Si) materials technology to produce new and enabling semiconductors. Product revenue is recognized at the time of shipment when legal title transfers to our customers or in accordance with the terms of the relevant contract. Our financial statements also include estimates by management for reserves for inventory, accounts receivable and investments in privately held companies. We derive the largest portion of our revenue from the sale of blue and green light emitting diode ("LED") products. We offer LEDs at four brightness levels- XBright(TM) blue, green and ultraviolet, MegaBright(TM) blue, green and ultraviolet, high brightness blue and green products and standard brightness blue products. Our LED devices are utilized by end users for automotive dashboard lighting, LCD backlighting, including wireless handsets and other consumer products, indicator lamps, miniature white lights, indoor sign and arena displays, outdoor full color displays, traffic signals and other lighting applications.

We began production of our new XBright LED technology in the third quarter of 2002. The XBright family of LEDs is being designed to offer increased brightness by up to 50 percent over the MegaBright family of LED's. Target applications for the XBright devices include solid state illumination, cell phones, automotive and video screens. These products have gained strong initial interest from our customers, but will require a longer design-in cycle that is expected to continue for several months.

We also recently introduced the 505 nanometer traffic signal green and 525 nanometer signage green devices in the MegaBright product line. These diodes exhibit typical brightness increase of greater than two times the UltraBright(TM) device brightness levels. The target applications for the MegaBright green devices are traffic signals, display signs and consumer products. During the first nine months of fiscal 2002, the MegaBright blue and green products made up 31% of our LED revenue. Our remaining LED revenue is generated from sales of our high brightness (including UltraBright) blue and green devices and our standard brightness blue devices.

Revenue from the UltraRF segment was $20.9 million during the first nine months of fiscal 2002. In the long term, UltraRF's success will depend on the rate at which we diversify our Spectrian-concentrated business and commercialize our new LDMOS-8 technology. Currently over 90% of the sales of the UltraRF subsidiary are made to Spectrian under a supply contract which was entered into when we acquired UltraRF from Spectrian in December, 2000 and was subsequently modified. The amended supply agreement expires on June 30, 2003. We believe that the introduction of our new module products and LDMOS-8 RF power transistor devices, along with our continued commitment to LDMOS research and development, may generate product design wins from new customers, but the timing of revenue from new customers is uncertain at this time. We also believe that Spectrian will continue to be a customer after the expiration of the supply contract; however, the level and pricing of sales to Spectrian will be subject to market conditions once the supply contract expires. In addition, if UltraRF is unable to produce LDMOS 8 devices in a timely manner after June 2002, revenue may be significantly reduced.

We derive additional revenue from the sale of advanced materials made from SiC that are used for manufacturing LEDs and power devices by our customers or for research and development for new semiconductor applications.

The balance of our revenue is derived from government research contract funding.

The following table shows our statement of operations data expressed as a percentage of total revenue for the periods indicated:


                                                  Three Months Ended              Nine Months Ended
                                               -------------------------       --------------------------
                                               March 24,       March 25,       March 24,        March 25,
                                                 2002            2001            2002             2001
                                               ---------       ---------       ---------        ---------
Revenue:
   Product revenue, net                           86.0%           90.0%           88.0%           91.0%
   Contract revenue, net                          14.0            10.0            12.0             9.0
                                                 -----           -----           -----           -----
        Total revenue                            100.0           100.0           100.0           100.0
Cost of Revenue:
    Product revenue, net                            66              45              51              41
    Contract revenue, net                            9               7               8               7
                                                 -----           -----           -----           -----
        Total cost of revenue                       75              52              59              48
                                                 -----           -----           -----           -----
Gross margin                                        25              48              41              52
Operating Expenses:
     Research & development                         28               7              17               6
     Sales, general and administrative              20              10              15               9
     Other expense                                 232              33              83              13
     Intangible asset amortization                   7               4               6               2
                                                 -----           -----           -----           -----
     (Loss) Income from operations                (262)             (6)            (80)             22
Other non-operating (expense) income                 0               0             (10)              0
Interest income, net                                 3               7               4              10
                                                 -----           -----           -----           -----
      (Loss) Income before income taxes           (259)              1             (86)             31
Income tax (benefit) expense                       (54)             11             (19)             15
                                                 -----           -----           -----           -----
     Net (loss) income                            (205)%           (10)%           (67)%            16%
                                                 -----           -----           -----           -----



RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 24, 2002 AND MARCH 25, 2001

REVENUE. Revenue decreased 37.5% to $33.4 million in the third quarter of fiscal 2002 from $53.4 million in the third quarter of fiscal 2001. This decrease was attributable to lower product revenue of $28.6 million in the third quarter of fiscal 2002 from $48.0 million in the third quarter of fiscal 2001. For the third quarter of fiscal 2002, LED revenue declined 40% and LED chip volume decreased 26% over the third quarter of last year. Average LED sales prices declined 20% in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 due to expected contractual volume discounts given to customers. Our MegaBright LED products, which first began shipping in July 2001, showed increasing customer acceptance as they grew to 46% of LED revenue during the third quarter. The MegaBright and XBright products will likely continue to replace some of the demand for older devices, as new customer product qualifications are completed. In December 2001, we sampled our first XBright products. We began shipping this product during the third quarter of 2002. These products have shown good customer interest as they grew to 5% of LED revenue. As a result of the growth of our MegaBright and XBright products, our high brightness chips (including UltraBright chips) declined from 81% of LED sales in the third quarter of fiscal 2001 to 34% of LED sales for the third quarter of fiscal 2002. Sales of our standard brightness chips declined to 15% of LED revenue in the third quarter of fiscal 2002 compared to 19% of LED sales for the third quarter of fiscal 2001.

We saw a trend in the third quarter of 2002 for our LED sales activities where orders from our larger customers slowed while orders from traditionally smaller customers increased. This change in customer mix improves the balance of our revenue stream as we decrease our customer concentration. However, this change also limits order visibility as our new growing customers generally do not order as far in advance as our traditional large customers. If the volume of orders from these smaller customers does not reach the level we currently anticipate, revenue for the fourth quarter of 2002 could be less than expected. We have recently experienced increased demand for our LED products resulting from the design of nitride LEDs in new wireless handset designs and other applications; therefore, we target LED revenue to grow sequentially during our fourth quarter.

Revenue from the UltraRF segment declined 62% to $3.5 million during the third quarter fiscal 2002 from $9.3 million in the third quarter of fiscal 2001. Revenue was lower as we were not able to fully qualify the release our new LDMOS-8 devices during the quarter. For the quarter, LDMOS products made up over 70% of revenue due to demand from Spectrian. UltraRF continues to ramp its production of LDMOS products currently being shipped for next generation wireless base station applications. We now target to ramp LDMOS-8 production during the June 2002 quarter. If we are not successful with this product ramp, revenue from this unit may decline after the fourth quarter of fiscal 2002.

Material sales declined 10% in the third quarter of fiscal 2002 compared to the same period of fiscal 2001. SiC wafer sales revenue decreased 19% in the third quarter of fiscal 2002 compared to the same period of the prior year. Wafer units shipped increased 6%, while average sales prices declined 24% in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 due to a shift in product mix and contractual pricing declines. Sales of gemstone material increased during the March 2002 quarter over the prior year; however these products are a small portion of overall revenue.

Contract revenue received from U.S. Government agencies and non-governmental customers decreased 10% during the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 due to the timing of funding and work performed. Due to recent government funding awards, we target contract revenue to increase sequentially during our fourth quarter of fiscal 2002.

GROSS PROFIT. Gross profit decreased 67% to $8.4 million in the third quarter of fiscal 2002 compared to $25.7 million in the third quarter of fiscal 2001. Compared to the prior year period, gross margin for the fiscal 2002 quarter decreased to 25% from 48% of revenue. The decrease is primarily due to a $5.1 million increase in inventory and other reserves associated with UltraRF, as well as a $433,000 increase in reserves for our LED business. The Company recorded these additional reserves due to the deteriorating conditions of the UltraRF business and the re-negotiated supply agreement with its significant customer. Without these additional reserves, gross margin from operations would have been 42%. Gross margin for the third quarter of fiscal 2002 at UltraRF was 16% of revenue excluding the inventory and other reserves recorded in March 2002. Profitability at UltraRF was lower than the prior sequential quarter due to the charges taken during the quarter and a shift in product mix favoring a higher percentage of LDMOS products in comparison to bipolar products. LDMOS products had a lower average selling price and lower gross margins relative to the bipolar products. In addition, during the third quarter of fiscal 2002, UltraRF incurred almost $1 million in scrap costs associated with LDMOS8 products. The LED product line realized lower profitability during March 2002 in comparison to the prior year period due to an overall 20% decline in average sales prices as a result of contractual provisions, a more aggressive pricing strategy for our MegaBright products and general market conditions. At this time, we target future LED average sales prices to decline at a slower rate. We continue to focus on cost reduction as one of our highest priorities. We plan to manage our expense structure and reduce costs though process improvements and other efficiencies and to increase overall yields.

In December 2000, the Company's subsidiary, UltraRF, entered into a Supply Agreement with Spectrian. Under this agreement, Spectrian has committed to purchase semiconductor components having a minimum aggregate purchase price of approximately $58 million during the two years ended December 31, 2002. This agreement was amended effective March 31, 2002 to extend the terms of the agreement through June 2003, to reduce the total contractual commitment to $54.8 million and to reduce the quarterly revenue commitment to be more in line with Spectrian's current product demand. In addition, UltraRF agreed to allocate sufficient capacity to supply Spectrian with quantities in excess of its minimum commitment by up to 20%. The minimum purchase amounts are fixed under the amended agreement. If UltraRF is unable to produce in a timely manner LDMOS 8 devices qualified for Spectrian's applications, revenue may be significantly reduced from Spectrian after the June 2002 quarter.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 157%, or $5.7 million, in the third quarter of fiscal 2002 to $9.3 million from $3.6 million in the third quarter of fiscal 2001. Increased spending for research and development results from increased internal funding to support significant LED programs for the release of our XBright lines as well as green products for our MegaBright devices and power chip products. We also funded work for lasers, microwave and power programs. We anticipate that the internal funding for R&D may be reduced sequentially during the fourth quarter as we anticipate LDMOS-8, MegaBright and XBright products to migrate to production.

SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative expenses increased 28%, or $1.4 million, in the third quarter of fiscal 2002 to $6.5 million from $5.1 million in the third quarter of fiscal 2001. The majority of the increase is due to the significant legal costs primarily associated with ongoing intellectual property litigation and higher director and officer liability insurance premiums. We target these expenses to remain as a similar percentage of revenue over the next quarter.

OTHER EXPENSE. Other expense was $77.4 million during the third quarter of fiscal 2002. This was primarily made up of the $76.5 million write down of goodwill and intangible assets relating to UltraRF. UltraRF has amended its supply agreement with Spectrian, which reduced quarterly revenue expectations. In addition, the outlook for acquiring additional customers in the near-term has weakened due to the economy and the long qualification cycles. Also, many of the products that Spectrian indicated that they would purchase in the future have not yet been released to production. Under the amended supply agreement, if UltraRF is not able to produce LDMOS 8 devices in a timely manner, revenue may be significantly reduced from Spectrian after the June 2002 quarter. As a result, the Company recorded reserves on inventory and other charges. The change in the outlook for business at UltraRF and the reduction in expected revenue per quarter required the Company to perform an asset impairment analysis under SFAS
121. As a result of this analysis, the full amount of goodwill and intangible assets of $76.5 million was written off and was recorded as other expense on the statement of operations. Also, included was $875,000 related to severance payments and other expenses related to the change in the UltraRF business. Other expense was $158,000 in the third quarter of fiscal 2001 relating to the disposal of fixed assets.

OTHER NON OPERATING INCOME. In the third quarter of fiscal 2001, the Company recorded $162,000 in non-operating income related to income received from the sale of trading securities in the period.

GOODWILL AND INTANGIBLE ASSET AMORTIZATION. As a result of the acquisition of UltraRF in December 2000, we recorded goodwill and other intangible assets on the balance sheet, which was being amortized over periods ranging from 5 to 10 years. For the quarters ended March 24, 2002 and March 25, 2001, $2.2 million was recorded as amortization expense in each period. During the third quarter 2002, the remaining balance of $76.5 million of goodwill and intangible assets was determined to be fully impaired and was written off completely.

INTEREST INCOME, NET. Interest income, net declined $2.8 million or 74%, in the third quarter of fiscal 2002 in comparison to the third quarter of fiscal 2001. The reduction from the comparative quarter results primarily from lower interest rates available for our liquid cash as a result of aggressive interest rate cuts by the Federal Reserve.

INCOME TAX (BENEFIT) EXPENSE. Income tax benefit for the third quarter of fiscal 2002 was $17.9 million compared to an income tax expense of $6.3 million in the third quarter of fiscal 2001. The income tax benefit resulted from the $82.5 million in charges related to the UltraRF unit. This charge was made up of $875,000 related to severance and other expenses, $5.1 million in inventory and other reserves and $76.5 million related to goodwill and intangible asset impairment. Also, our effective tax rate changed from 29% to 22% during the third quarter of 2002. The effective income tax rate was 22% for the third quarter of fiscal 2002 compared to a 34% rate during the comparative period in fiscal 2001. The Company has recorded a $26.4 million deferred tax asset associated with the charges taken in the quarter. We target the Company to generate future profits that will use this tax benefit over time, therefore, no reserve was taken against this asset.

NINE MONTHS ENDED MARCH 24, 2002 AND MARCH 25, 2001

REVENUE. Revenue decreased 11.2% to $117.6 million in the first nine months of fiscal 2002 from $132.5 million in the first nine months of fiscal 2001. This decrease was attributable to lower product revenue of $104.0 million in the first nine months of fiscal 2002 from $119.9 million in the first nine months of fiscal 2001. For the first nine months of fiscal 2002, LED revenue declined 25% from the prior year period and LED chip volume remained flat compared to the first nine months of last fiscal year. Average LED sales prices declined 25% in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 due to expected contractual volume discounts given to customers and due to market conditions. Our new MegaBright LED products showed increasing customer acceptance as they grew to 31% of LED revenue during the first nine months of fiscal 2002. As a result of the growth of these products, our high brightness chips (including UltraBright chips) declined from 81% of LED sales in the first nine months of fiscal 2001 to 43% of LED sales for the first nine months of fiscal 2002. Sales of our standard brightness chips remained strong at 24% of total LED revenue in the first nine months of fiscal 2002, compared to 20% during the first nine months of fiscal 2001. Overall LED revenue declined due to weaker economic conditions experienced in fiscal 2002, as lower average sales prices were not offset with higher volumes.

Revenue from UltraRF was $20.9 million during the first nine months of fiscal 2002 with an even split of bipolar and LDMOS products being shipped. Most of the revenue demand was generated from Spectrian. Sales for UltraRF for the third quarter 2001 were $9.3 million. UltraRF was acquired in December 2000; therefore, there were no sales for this unit in the first six months of fiscal 2001.

Material sales declined 24% in the first nine months of fiscal 2002 compared to the same period of fiscal 2001 due to significantly lower gemstone sales. Sales of gemstone products declined 72%, as there were only nominal sales during the first nine months of fiscal 2002. SiC wafer sales decreased 6% in the first nine months of fiscal 2002 compared to the prior year period. This is due to lower average sales prices. Wafer units increased 16%, while average sales prices declined 21% in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 due to product mix and contractual price declines.

Contract revenue received from U.S. Government agencies and non-governmental customers increased 8.4% during the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 due to larger microwave contract awards received.

GROSS PROFIT. Gross profit decreased 30% to $47.7 million in the first nine months of fiscal 2002 compared to $68.3 million in the first nine months of fiscal 2001. Compared to the first nine months of the prior year, gross margin for fiscal 2002 decreased to 41% from 52% of revenue. Gross margin for the first nine months of fiscal 2002 at UltraRF was 41% of revenue, excluding charges taken for inventory and other reserves. The LED product line realized lower gross margins during that period in comparison to the prior year period due to contractual declines in average sales prices and general market conditions amounting to a 25% reduction in sales price. Lower sales prices were slightly offset by 11% lower manufacturing costs. We continue to focus on cost reduction as one of our highest priorities. We plan to manage our expense structure and reduce costs though process improvements and other efficiencies and to increase overall yields. Gross margins also declined on materials revenue as wafer costs for SiC material sales were also higher comparing the first half of fiscal 2002 results to the first half of fiscal 2001 due to a change in product mix.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 152% or $12.2 million in the first nine months of fiscal 2002 to $20.2 million from $8.0 million in the first nine months of fiscal 2001. Increased spending for research and development results from the combination of UltraRF expenses for a nine month period and significantly increased internal funding to support new LED device and microwave, laser and power programs. UltraRF expenses were not included in results for the first six months of fiscal 2001 as the unit was acquired in December 2000.

SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative expenses increased 48%, or $5.8 million, in the first nine months of fiscal 2002 to $17.8 million from $12.1 million in the first nine months of fiscal 2001. The increase is due to the combination of UltraRF expenses for a nine month period and significant legal costs in the first nine months of fiscal 2002 primarily associated with ongoing intellectual property litigation. UltraRF expenses were not included in results for the first six months of fiscal 2001 as the unit was acquired in December 2000.

OTHER EXPENSE. Other expense was $97.1 million during the first nine months of fiscal 2002. This is made up of a $19.0 million charge for the impairment of fixed assets recorded during December 2001 due to technology changes and a one-time bonus of $700,000 for UltraRF employees. It also includes a $76.5 million write down of goodwill and intangible assets and a charge of $875,000 related to severance payments and other expenses related to the change in UltraRF's business.

OTHER NON OPERATING (LOSS). The other non operating (loss) of $11.8 million in the first nine months of fiscal 2002 was attributed to an "other than temporary" decline in value related to our long-term investments held in privately held companies in the amount of $12.4 million recorded in December 2001. This charge was partially offset by a gain on the sale of marketable securities of $600,000.

GOODWILL AND INTANGIBLE ASSET AMORTIZATION. As a result of the acquisition of UltraRF in December 2000, we recorded goodwill and other intangible assets on the balance sheet, which was being amortized over periods ranging from 5 to 10 years. For the nine months ended March 24, 2002 and March 25, 2001, amortization expense was $6.8 million and $2.3 million, respectively. During the third quarter 2002, the remaining balance of $76.5 million of goodwill and intangible assets was determined to be fully impaired and was written off completely.

INTEREST INCOME, NET. Interest income, net declined $8.4 million, or 65%, in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. The reduction from the comparative quarter results primarily from lower interest rates available for our liquid cash as a result of aggressive federal interest rate cuts by the Federal Reserve.

INCOME TAX (BENEFIT) EXPENSE. Income tax benefit for the first nine months of fiscal 2002 was $22.3 million compared to an income tax expense of $20.0 million in the first nine months of fiscal 2001. The income tax benefit resulted from the $101.5 million net pre-tax loss which was due to the charges for the impairment of fixed assets of $18.1 million, the $12.4 million reserve for investments in privately held companies, the $76.5 million write down of goodwill and other intangibles and the $5.1 million reserve taken for inventory and other items. The effective income tax rate was 22% for the first nine months of fiscal 2002 compared to 34% during the comparative period of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity, bank borrowings and revenue from product and contract sales. As of March 24, 2002 we had working capital of $201.9 million, including $157.0 million in cash and marketable securities. Operating activities generated net cash of $25.5 million for the first nine months of fiscal 2002 compared with $56.8 million generated during the comparative period in fiscal 2001. This reduction in cash provided by operations was primarily attributable to lower income from operations and timing differences attributable to our increase in deferred income tax assets and a decline in accounts payable. The increase in deferred tax assets was a $24.8 million reduction to cash from operations during the first nine months of fiscal 2002. This deferred tax asset which was generated from pretax losses arising from charges taken, is targeted to decline over the next several quarters.

Capital expenditures of property, plant and equipment amounted to $28.1 million during the first nine months of fiscal 2002. In addition, $15.3 million was invested in available for sale securities and $40.0 million was invested in securities held to maturity during the third quarter of fiscal 2002. Proceeds of $57.0 million from securities held to maturity was used to reinvest in available for sale securities and in securities held to maturity. In addition, $9.1 million was invested in privately held companies.

Cash used in financing activities during the first nine months of fiscal 2002 includes a total of 930,000 shares of common stock which have been repurchased on the open market for an aggregate of $13.6 million. In addition, we received $4.3 in proceeds from the exercise of stock options from our employee stock option plan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE DISCLOSURES

As of March 24, 2002, the Company maintains investments in publicly traded equity securities that are treated for accounting purposes under SFAS 115 as "available for sale" securities. These investments are carried at fair market value based on quoted market prices of the investments as of March 22, 2002, with net unrealized gains or losses excluded from earnings and reported as a separate component of stockholder's equity. These investments are subject to market risk of equity price changes. Management views these stock holdings as strategic investments; therefore, the shares are accounted for as "available for sale" securities under SFAS 115. The fair market value of these investments as of March 24, 2002, using the closing sale price of March 22, 2002 was $10.5 million.

QUALITATIVE DISCLOSURES

Investments in the common stock of other public companies are subject to the market risk of equity price changes. While the Company cannot predict or manage the future market price for such stock, management continues to evaluate its investment position on an ongoing basis.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As discussed in the Company's Annual Report on Form 10-K for fiscal year 2001 and its reports on Form 10-Q for the first and second quarters of the current year, the Company and its subsidiary, Cree Lighting Company, are parties to certain litigation with Nichia Corporation and its subsidiary, Nichia America Corporation. The cases previously reported remained pending at the end of the third quarter.

During the third quarter, in the lawsuit brought by the Company and North Carolina State University against Nichia and Nichia America in the U.S. District Court for the Eastern District of North Carolina, Nichia filed a statement in January 2001 in response to the court's October 2001 order in which the court directed Nichia to define the trade secrets upon which it based its related counterclaims against the Company and the part-time Cree Lighting employee named a co-defendant to the counterclaims. The Company and the Cree Lighting employee thereafter moved for summary judgment dismissing the trade secret misappropriation and related claims on the ground that Nichia had failed to specify any trade secrets that would support the claims; the motion remains pending. In other developments during the third quarter, Nichia moved to strike certain of the Company's defenses to Nichia's patent infringement claims and to preclude the Company from obtaining or using any evidence concerning those defenses. Nichia alleged in support of its motion that the defenses were based upon information improperly disclosed by the Cree Lighting employee and counterclaim co-defendant, which allegations the Company has denied. The court has not yet ruled on the motion.

In subsequent developments, the court in the same case, in an order entered March 25, 2002, found that it lacked venue over the counterclaims asserted by Nichia against Cree Lighting and directed that the counterclaims be transferred to the U.S. District Court for the Central District of California. The court also directed the parties to show cause why the remaining trade secret misappropriation and related counterclaims should not also be transferred. The parties filed initial briefs on April 15, 2002 in response to the court's directive; no ruling has yet been entered. In an order entered April 26, 2002, the court also dismissed the counterclaims Nichia asserted against the Cree Lighting employee under the Computer Fraud and Abuse Act, finding that Nichia had failed to state a claim upon which relief could be granted. In a separate order entered April 26, 2002, the court also denied a motion by Nichia seeking a summary judgment on the patent infringement claims of the Company and North Carolina State University under U.S. Patent No. 6,051,849, which relates to certain lateral epitaxial overgrowth technology. Nichia had argued that, as a matter of law, the relevant claims of the patent were invalid on grounds of indefiniteness

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                                                  CREE, INC.


Date: May 7, 2002                      /s/ Cynthia B. Merrell
                                       -----------------------------------------
                                           Cynthia B. Merrell
                                           Chief Financial Officer and Treasurer
                                           (Authorized Officer and Chief
                                           Financial and Accounting Officer)