Form 10-K
period 2002-06-30
CREE INC
filed 2002-08-19
CIK 895419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

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

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.00125 par value
                        --------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of August 1, 2002 was approximately $1,019,706,031 (based on the closing sale price of $14.49 per share).

The number of shares of the registrant's Common Stock, $0.00125 par value per share, outstanding as of August 1, 2002 was 72,728,948.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 29, 2002 are incorporated by reference into Part III.

                                    CREE, INC.
                                    FORM 10-K
                     For the Fiscal Year Ended June 30, 2002

                                      INDEX

Part I                                                                                                   Page
                                                                                                         ----
Item  1.      Business .............................................................................       3
Item  2.      Properties ...........................................................................      26
Item  3.      Legal Proceedings ....................................................................      27
Item  4.      Submission of Matters to a Vote of Security Holders ..................................      30

Part II

Item  5.      Market for Registrant's Common Equity and Related
              Stockholder Matters ..................................................................      30
Item  6.      Selected Financial Data ..............................................................      32
Item  7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..................................................      33
Item  7A.     Quantitative and Qualitative Disclosures about Market Risk ...........................      46
Item  8.      Financial Statements and Supplementary Data ..........................................      47
Item  9.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures .................................................      74

Part III

Item 10.      Directors and Executive Officers of the Registrant ...................................      74
Item 11.      Executive Compensation ...............................................................      74
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management ...........................................................................      74
Item 13.      Certain Relationships and Related Transactions .......................................      74

Part IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K ......................      75

SIGNATURES .........................................................................................      77

                                     PART I

Item 1.   Business

INTRODUCTION

Cree, Inc., a North Carolina corporation, was established in 1987 to commercialize semiconductor wafers and devices made from silicon carbide, or SiC. Today, we are the world-leader in developing and manufacturing compound semiconductor materials and electronic devices made from SiC and a leading developer and manufacturer of optoelectronic and electronic devices made from gallium nitride, or GaN, and related materials. We also produce RF power transistor components and modules for wireless infrastructure applications using silicon-based bipolar and laterally diffused metal oxide semiconductor, or LDMOS, process technologies. We operate our business in two segments, the Cree segment, which consists of our SiC-based products and research contracts, and the Cree Microwave segment, which consists of RF transistors and RF transistor modules based on a silicon platform.

SiC and GaN-based devices offer technical advantages over competitive products made from silicon, gallium arsenide, or GaAs, sapphire and other materials for certain electronic applications. We use our wide bandgap compound semiconductor technology to make enabling products such as near ultra-violet (products with wavelengths between 380 and 410 nanometers), or UV, blue and green light emitting diodes, or LEDs. We sell our LEDs to customers who package them for use in applications such as wireless handsets, backlighting for automotive dashboards and other consumer products. Other applications for our LEDs include indoor and outdoor full color displays, such as video boards in arenas and stadiums, billboards and message signs. Our LEDs are also used in traffic signals, indicator lights for consumer or industrial equipment and miniature white lights used for illumination applications. We have developed several generations of LED products, including our MegaBright(TM) and XBright(TM) LEDs released during fiscal 2002. Based on our own measurements, we believe that our XBright(TM) product family includes the highest brightness (which is defined as the optical power output from a chip at 20 milliamps of drive current) UV, blue and green LEDs commercially available. All of our SiC-based GaN UV, blue and green LEDs offer benefits to our customers over competing products, which include a vertical chip structure, improved resistance to electrostatic discharge and small size. We also manufacture SiC material products, including SiC wafers, which we sell for use in manufacturing LEDs and power devices and for research directed to optoelectronics (which includes LEDs and laser diodes), microwave and power devices, and bulk SiC material, which we sell for use in gemstone applications. The remainder of our Cree segment revenue is derived from sales of laser diodes and power diodes, and sales from industrial contracts and government contracts for research work performed for the U.S. Government.

Our entry into the wireless infrastructure market as a component supplier occurred with our acquisition in December 2000 of the UltraRF business of Spectrian Corporation, or Spectrian. We renamed the UltraRF business Cree Microwave during fiscal 2002. Cree Microwave operates its own wafer fabrication facility that utilizes silicon substrates to create bipolar and LDMOS devices to produce high-power, high performance radio frequency, or RF, power semiconductors for use in wireless infrastructure equipment.

We have new product initiatives aimed at developing LEDs with higher luminous efficiency to expand our existing family of optoelectronic devices. We believe that if certain significant milestones are achieved, the LED chips currently in development may enable our customers to produce white lamps designed to compete in the lighting market. Some of our customers are already offering early illumination products using our devices. We also have new product initiatives for RF and microwave transistors using

SiC and GaN technology. We believe that these products may be useful in a variety of applications, including power amplifiers for next generation wireless infrastructure and solid state radar. In addition, we are developing and sampling high power rectifiers for power conversion and switching uses, which we believe will allow for more efficient use of energy in certain applications over alternative silicon-based semiconductor solutions. We are working on the development of a high-powered UV laser diode for use in next generation high-density digital versatile disk, or DVD, and other optical storage applications. At Cree Microwave, we are developing higher performance LDMOS devices for next generation power amplifiers for base station infrastructure applications.

BACKGROUND

Most semiconductor devices are fabricated on wafers made from silicon crystals. Silicon is the dominant semiconductor material because the technology has evolved to the point where it can be grown into large, high quality single crystals that are suitable for fabricating many electronic devices. Alternative materials, such as GaAs, have emerged to enable the fabrication of new devices with characteristics that could not be obtained using silicon, including certain RF, microwave, LED, laser and other semiconductor devices. However, GaAs, silicon and other commercially available semiconductor materials have physical and electronic characteristics that limit their usefulness in certain applications. For example, conventional silicon and GaAs-based semiconductors have not demonstrated the ability to enable short wavelength (UV, blue or green) LED or laser devices. In addition, the power handling capabilities of silicon and GaAs-based microwave transistors can limit the power and performance of microwave systems used in certain commercial and military applications. With the possibility of allowing higher power densities, SiC and GaN-based wireless systems may use fewer transistors per base station with less complex circuitry, which may result in a lower system cost. Furthermore, few silicon or GaAs devices can operate effectively at temperatures above 400(degrees) Fahrenheit. This is a significant limitation for applications such as advanced electronic systems for high power electric motors and high frequency RF devices.

Substantial research and development efforts have been undertaken to explore the properties of other potential semiconductor materials. These efforts have identified few candidate materials that are capable of being grown as low defect single crystals, a requirement in the production of most semiconductors. The properties of SiC and GaN make them excellent materials for extending existing semiconductor device technology where high power, high temperature or UV, blue and green wavelengths are important for performance.

SiC AND GaN OVERVIEW

Wide bandgap semiconductors are an emerging class of semiconductors that enable a variety of capabilities for solid state devices. Two of the most common wide bandgap semiconductors are SiC and GaN. SiC is most commonly targeted for power devices and RF devices, while GaN is generally targeted for optoelectronic applications, as well as higher frequency microwave power devices. SiC makes an excellent substrate for growing layers of GaN due to its material properties. For GaN optoelectronic devices, conductive SiC substrates allow the fabrication of vertical devices (a single contact on top and bottom), as opposed to the use of insulating sapphire substrates where devices need both diode contacts placed on the top of the die. This allows GaN-on-SiC LEDs to be smaller in size than the two top contact devices made on sapphire. For high power GaN RF devices, the high thermal conductivity of SiC allows for very efficient heat dissipation. This is important for the high power densities generated in these devices.

SiC has many physical characteristics that make it difficult to produce. For example, in a typical semiconductor manufacturing process, the semiconductor material is grown as a single crystal and sliced into wafers. The wafers are then polished and chemically etched, coated with thin crystalline films containing controlled levels of impurities and fabricated into devices. Because SiC can form many different atomic arrangements and must be grown at process temperatures above 3,500(degrees) Fahrenheit to achieve our desired crystal structure, it is difficult to grow large single crystals that have a homogeneous structure. In addition, the high temperatures required to grow SiC make the control of impurity levels in SiC crystals and thin films difficult. "Micropipes", or small diameter holes, may appear in the crystals during their growth, affecting the electrical integrity of the wafer and reducing the usability of portions of the wafer for certain applications. Slicing and polishing SiC wafers is hindered by the intrinsic hardness of the material. Similarly, its inherent chemical resistance makes SiC a difficult material to etch.

The characteristics discussed below distinguish SiC and GaN from conventional silicon and GaAs-based semiconductor materials, resulting in significant advantages if production hurdles can be overcome.

WIDE ENERGY BANDGAP. Bandgap is the amount of energy required to ionize an electron from the valence band to the conduction band. SiC and GaN are classified as wide bandgap semiconductor materials, meaning that more energy is required for ionization. Electronic devices made from these materials can operate more efficiently and at much higher temperatures than devices made from other common semiconductor materials. The wider energy bandgap also enables the generation of shorter wavelength (UV, blue and green) light in optoelectronic devices.

HIGH BREAKDOWN ELECTRIC FIELD. The "breakdown electric field" is the amount of voltage per unit distance that a material can withstand and still effectively operate as a semiconductor device. SiC and GaN have much higher breakdown electric fields than silicon or GaAs. This characteristic allows wide bandgap devices to operate at much higher voltage levels. Additionally, it allows SiC power devices to be significantly smaller while carrying the same or greater power levels than comparable silicon and GaAs-based devices. This same advantage holds true for SiC and GaN RF power devices.

HIGH THERMAL CONDUCTIVITY. SiC is an excellent thermal conductor compared to other commercially available semiconductor materials. This enables a SiC-based device to operate at high power levels and still dissipate the excess heat generated. It also enables efficient heat dissipation when used as a substrate for GaN-based devices such as RF transistors.

HIGH SATURATED ELECTRON DRIFT VELOCITY. SiC and GaN have "saturated electron drift velocities" higher than that of silicon or GaAs. The saturated electron drift velocity is the maximum speed at which electrons can travel through a material. This characteristic, combined with a high breakdown electric field, allows the fabrication of SiC and GaN-based microwave transistors that operate at RF frequencies with significantly higher power density levels than current silicon and GaAs-based devices.

ROBUST MATERIAL. SiC has an extremely high melting point and is one of the hardest known materials in the world. As a result, SiC can withstand much higher electrical pulses and is more radiation-resistant than silicon or GaAs. SiC and GaN are also extremely resistant to chemical breakdown and can operate in harsh environments.

THE CREE SOLUTION

Some of the same physical characteristics that make SiC an excellent material for certain semiconductor applications also make the material a technical challenge to produce. Through our 15 years of development and manufacturing experience, we have succeeded in overcoming many of the difficulties involved in processing SiC substrates for commercial use. We believe that our proprietary process techniques and the inherent attributes of both SiC and GaN give our products significant advantages over competing products for certain electronic applications. These advantages include:

UV, BLUE AND GREEN LIGHT EMISSION. We produce high efficiency UV, blue and green LEDs using GaN and other nitrides grown on SiC substrates. Most other manufacturers of nitride-based LEDs currently use sapphire substrates, other than Osram Opto Semiconductors GmbH, a subsidiary of Osram GmbH, or Osram, which has licensed the ability to manufacture SiC-based devices and buys SiC wafers for use in their manufacturing process, from us. The conductive properties of SiC enable us to fabricate a single top contact LED chip that is smaller than the "two top contact" products made by competitors who use sapphire substrates. Our chips made with SiC substrates can be packaged the same way as red, green and amber LED chips made from other materials that are widely used in the LED industry. We believe that the single top contact design of our chip affords our customers flexibility for certain package types. We are also continuing development of nitride-based UV laser diodes grown on SiC. The principal advantages of SiC over sapphire substrate materials for UV laser diodes are the high thermal conductivity attributes of the material and the ability for the material to be easily cleaved, providing an excellent surface for laser light emission.

ENABLING SUBSTRATE PROPERTIES. The inherent attributes of SiC as a substrate enable researchers to work on developing new optoelectronic, microwave and power devices that offer significant advantages over competing products and which could not be produced as effectively on other substrate materials. We manufacture SiC wafers for both internal use and for sale to external development programs to further new product development. The majority of our current production is on two-inch diameter (50 millimeter) material. We also have released three-inch diameter (75 millimeter) wafers and demonstrated a four-inch diameter (100 millimeter) prototype wafer.

HIGH POWER RF AND MICROWAVE OPERATION. We have demonstrated SiC RF and microwave transistors that can operate at much higher voltages than silicon or GaAs because of SiC's high breakdown electric field, allowing much higher power operation at high frequencies. Similar advantages exist for microwave devices made using GaN on SiC substrates, which can also operate at much higher frequencies than SiC-only devices. In fiscal 2000 we first began shipping sample quantities of SiC RF devices which have potential applications in wireless infrastructure systems. We have continued development efforts directed to improving the performance and reliability of our SiC RF devices which has increased their attractiveness to wireless system manufacturers. As the performance of silicon-based LDMOS products continued to improve, we determined that near term wireless infrastructure power transistors were likely to be manufactured with silicon-based products rather than our SiC-based devices. As a result, we acquired the business now comprising Cree Microwave in December 2000 to participate in the RF power transistor market in the near term. We believe our SiC transistors will likely be more desirable for broadband amplifiers that can cover the entire DCS/PCS/UMTS frequency band of 1.8-2.2 gigahertz, or GHz. Additional applications include wide bandwidth military radio and test and instrumentation equipment. In addition, we continue to develop GaN-based devices for high frequency wireless infrastructure and other commercial and defense related applications. We are also pursuing the development of monolithic microwave integrated circuit, or "MMIC", power amplifiers in both SiC and GaN for a variety of military applications.

HIGH POWER, HIGH VOLTAGE OPERATION. We are producing small quantities of a product family of SiC Schottky diodes that have a greater breakdown voltage than Schottky diodes made from other semiconductor materials currently available. We believe our Schottky diodes offer inherent system benefits beyond these competitive products because of the significant reduction of reverse recovery current at similar breakdown voltages. We believe that our SiC power diodes operate with significantly lower switching losses than those made with silicon or GaAs, for the same breakdown voltage. In addition, we believe that our SiC power transistors under development operate with lower resistive losses and lower switching losses than those made with silicon or GaAs.

PRODUCTS

We operate our business in two segments, the Cree segment, which consists of our SiC and GaN-based products, and the Cree Microwave segment, which consists of silicon-based RF power transistor components and modules.

THE CREE SEGMENT:

UV, BLUE AND GREEN LEDs

LEDs are solid-state electronic components used in miniature packages in everyday applications such as indicator lights on televisions, radios, printers, computers and other equipment. LEDs generally offer substantial advantages over small incandescent bulbs, including longer life, lower maintenance cost and energy consumption, and smaller space requirements. Groups of LEDs can make up single or full-color electronic displays. In 1989 we introduced the first commercially viable blue LED made using a SiC only design. Subsequently, we have developed and released several generations of LED products, including UV, blue and green LEDs made from GaN and related materials on SiC substrates. With the initial release of our XBright(TM) LEDs in fiscal 2002, we believe we have introduced the brightest commercially available UV, blue and green product family of LEDs. Our customers are currently in the qualification stages of packaging XBright(TM) chips and some have encountered challenges in qualifying their packaging process. We target a ramp-up to commercial production levels during the first half of fiscal 2003.

We will continue to work to improve the brightness of our UV, blue and green chips to achieve higher performance than currently available. Over the next five to ten years or perhaps longer, we believe these yet to be developed products could be used to produce white lamps to compete with conventional lighting products for certain applications. We believe that LEDs made using SiC substrates offer important benefits over competitive devices using sapphire substrates including:

     - an industry standard vertical chip structure requiring a single wire bond that permits more efficient LED assembly;
     -    a smaller area chip size; and
     -    higher performance in terms of brightness.

Presently, our LED chips are used for backlighting purposes in applications such as wireless handsets and automotive dashboard lighting. They are also used in white light products designed for specialty indoor illumination and for the illumination of outdoor buildings and structures and in landscape lighting. In addition, they are used in consumer products and office equipment as indicator lighting, in full color video displays, such as arena replay screens, billboards and moving message advertising and informational signs and as the green light in traffic signals. Our standard brightness LED products, offered in blue wavelengths only, are primarily used in indoor applications, automotive designs or as indicator lights. Some customers manufacture solid-state LED components that emit white light using our blue LEDs. Customers are also working to develop white light components using our UV LEDs. By passing blue or UV LED light through certain conversion materials such as phosphors, or by using blue in combination with LEDs of other appropriate colors, white light emission can be obtained from lamps made with blue or UV LEDs. We currently sell blue LED chips to customers who produce packaged components that emit white light. Current commercial applications of white LEDs using Cree's blue

LEDs include backlighting applications for automobile dashboards and instrumentation, backlighting for wireless handsets and early general illumination applications. During fiscal 2002, we received our QS 9000 registration, which signifies that our quality systems met a set of requirements established by international auto manufacturers.

We believe that our products are well positioned to take advantage of recent trends in the wireless handset market. Although the global market for wireless handsets may be flat to declining due to a slow global economy, we believe our share of this market could increase as a result of changes in backlighting applications. Handset manufacturers recently have begun to use blue or white backlighting in new models, rather than traditional yellow-green backlighting that has been common during the last several years. We believe that our chips meet the blue and or white lighting characteristics that the market is now demanding. In addition, we believe that the development of full color displays for mobile handsets will increase demand for white LEDs in order to maximize the effectiveness of the full color display.

We are focusing current development efforts on further improving the efficiency as well as lowering our cost to manufacture our LEDs and improving other performance characteristics of the devices for certain markets, such as thinner chips and lower forward voltages. Responding to a market trend towards devices with a lower forward voltage, we undertook major development initiatives during fiscal year 2002 as we trailed sapphire-based LEDs in this important area for new high-volume cell phone applications. The current "two top contact" sapphire-based devices have certain advantages compared to our single top contact design in terms of lower forward voltage and thinner chips. We believe that increased brightness will continue to be necessary to develop new applications and market opportunities for LEDs, and may eventually lead to products marketed for commercial lighting applications. LED products represented 58%, 65% and 63% of our revenue for the fiscal years ended June 30, 2002, June 24, 2001 and June 25, 2000, respectively.

MATERIALS PRODUCTS

We manufacture SiC wafers for sale to corporate customers that use the wafers in manufacturing products for optoelectronic and power device applications. Corporate, government and university programs also buy wafers for research and development directed to optoelectronic, microwave and high power devices. Our SiC wafer products may be sold as a bare wafer or customized by adding epitaxial films of SiC or GaN materials, depending upon the nature of the customer's needs. Since the company's inception in 1987, we have worked continuously to improve the quality of our SiC wafers while also increasing wafer diameter. In October 1999, we introduced our first three-inch wafer and we have recently expanded our product line of three-inch wafers, which are better suited for the manufacture of power devices. We currently sell wafers to Osram and Infineon Technologies AG, or Infineon, for the production of LED and power products, respectively.

Single crystalline SiC has characteristics that are similar to diamond, including properties relating to color, hardness and brilliance. We manufacture SiC crystals in near colorless form for use in gemstone applications. We sell SiC in bulk crystal form to Charles & Colvard, or C&C; a company founded to produce and market gemstone products made from SiC crystals. C&C cuts and facets the SiC crystals to fabricate gemstones targeted at customers who desire alternative colorless, affordable, high-quality jewelry. Sales of gemstone crystals have re-emerged as a stronger product line in the second half of fiscal 2002, due to heavier demand from C&C. Future demand for this product is dependent on C&C's ability to cut, facet and effectively market its gemstone products. Our SiC wafer products are marketed through executive sales while materials used for gemstone applications are exclusively sold to C&C. Wafer and other material products represented 13%, 14% and 26% of our revenue for the fiscal years ended June 30, 2002, June 24, 2001 and June 25, 2000, respectively.

POWER DEVICES

In fiscal 2002, we announced the commercial release of the first products in our planned line of SiC-based power devices. Our initial products are 600-volt Schottky diodes offered in limited quantities at 1, 4, 6 and 10 amp ratings. During the first quarter of fiscal 2003, we have released a 20 amp device. We are marketing these products to manufacturers of power conditioning and power switching equipment as potential replacements for silicon-based power devices in certain applications. SiC-based power devices have the potential to handle significantly higher power densities than existing silicon-based devices and can operate at significantly higher voltages with superior switching capabilities, yielding power savings due to higher efficiency. Potential applications include power factor correction and switch mode power supplies typically used in telecommunications and computer servers, and heavy industrial uses. Other applications include industrial motor controls, high frequency power supplies and medical applications.

Revenue growth from these devices is dependent on the results of customer evaluations of the Schottky diode device and whether the products are designed into customer applications. We believe that revenue growth will be slow initially because our technology is not a "drop in" replacement and is currently much more expensive than silicon devices. In addition, with the slowdown of the global economy, we believe many companies have reduced their research and development budgets, which has impacted our growth. Finally, our Schottky devices are a new technology, and it will take time to penetrate existing markets. Power devices represented less than 1% of revenue for the fiscal years ended June 30, 2002, June 24, 2001 and June 25, 2000.

RF AND MICROWAVE TRANSISTORS

During fiscal year 2002, we offered a new 10-watt transistor product made from SiC to customers in prototype quantities. We believe that these products can be used in a variety of power amplifier applications, including wireless infrastructure, home-based subscriber units, digital broadcast and military broadband radio applications. Revenue growth from sales of these devices is dependent on the results of customer evaluations of SiC RF products, further improvements in device performance, further expansion of our SiC RF product family, and whether the products are designed into customer applications.

THE CREE MICROWAVE SEGMENT:

RF AND MICROWAVE TRANSISTORS

We believe that silicon bipolar and LDMOS technology is complementary to our SiC and GaN-based microwave devices. Cree Microwave produces bipolar and LDMOS devices made from silicon. These products enable us to provide an array of power amplifier semiconductor devices designed to meet a broad spectrum of the wireless infrastructure markets now and in the future. Cree Microwave offers products for use in a range of systems. These systems include Advanced Mobile Phone Services, or AMPS, Time Division Multiple Access, or TDMA, Code Division Multiple Access, or CDMA, Global System for Mobile Communications, or GSM, Universal Mobile Telephone Service, or UMTS and Enhanced Data Rates for GSM Evolution, or EDGE systems. Cree Microwave is one of only a few major manufacturers of LDMOS RF devices.

The market for cellular communications services has grown substantially during the past decade due to decreasing prices for wireless handsets, increasing competition among service providers and a greater availability of high quality services. In recent quarters, the cellular communications market has been declining due to the global economic slowdown, which has caused carriers to reduce infrastructure spending. However, we believe that significant long-term market opportunities exist.

A typical wireless communication system comprises a geographic region containing a number of cells, each of which contains a base station. The cells are networked to form a service provider's coverage area. Each base station houses the equipment that sends telephone calls to and from the switching office of the local wire line telephone company and transmits and receives calls to the wireless users within the cell. Base stations may be configured as single carrier or multi-carrier designs.

Digital systems, which convert voice transmission into bits of electronic information, enable data transmission among other things. The four dominant digital transmission modulation formats for cellular networks include GSM, TDMA, CDMA and EDGE systems and operate in frequency ranges from 900 megahertz, or MHz, to 2400 MHz. These systems have a call capacity of three to eight times that of analog networks. The implementation of these digital networks has resulted in increased demand for network infrastructure equipment. Cree Microwave is able to produce both bipolar and LDMOS products that are used in the manufacture of power amplifiers for both analog and digital base stations. Cree Microwave produces the semiconductor content of a power amplifier, which is used in a base station to boost the power of a signal so that it can reach a wireless phone or other device within a designated geography.

During fiscal 2002, we developed an amplifier module that incorporates our LDMOS-based transistors and is designed to simplify the design and assembly of power amplifiers using the LDMOS products. We believe that this module product can deliver a lower system cost to our customer due to less costly packaging, a smaller design and relative ease of manufacture for our customer.

RF products represented 16% and 11% of our revenue for the fiscal years ended June 30, 2002 and June 24, 2001, respectively. The Cree Microwave business segment was acquired from Spectrian in December 2000. The majority of sales from this segment were to Spectrian during fiscal 2002 and 2001. The loss of or a decline in sales to this customer would have a material adverse effect on this segment.

PRODUCTS UNDER DEVELOPMENT

THE CREE SEGMENT:

LEDs WITH HIGHER OUTPUT POWER

Cree Lighting, based in Goleta, California, is engaged in the development of new LED device technology, with the goal of developing higher efficiency LEDs to compete with incandescent and fluorescent lighting technology for conventional lighting markets. During fiscal 2002, we more than doubled the typical brightness of our LED products with the introduction of our XBright(TM) and MegaBright(TM) products. In order to compete with incandescent and fluorescent lighting technology for conventional lighting markets, the brightness of our products will need to increase significantly over the brightness of our products available today. We do not anticipate that our products can achieve the necessary level of brightness in a cost competitive product over the next few years; however, we believe we can achieve a greater level of brightness to enable interim illumination applications, such as miniature incandescent lighting replacements. One such interim step during fiscal 2002 was the introduction of our XBright(TM) 900 Power Chip LED. At 900 x 900 microns nominal gross die size, the XBright(TM) Power Chip is significantly larger than industry standard (300 x 300 microns) LEDs and is the first large area version of our XBright(TM) chip technology. These chips deliver more than 10 times the light output at a higher current than our standard XBright(TM) chips and we believe these high-power LEDs could help enable a new range of lighting applications. These chips will require our customers to develop new packages to support these higher-powered chips. The targeted application for these devices is the solid state illumination market.

BLUE AND UV LASER DIODES

We continue to focus on the development of blue and UV laser diodes. SiC has inherent attributes, including its natural cleavability and high thermal conductivity that make it an excellent substrate material for the development of such short wavelength laser diodes. The storage capacity of optical disk drives can be increased significantly by utilizing a laser diode capable of emitting shorter wavelength light. We have shipped sample UV laser diodes, fabricated from nitride materials deposited on SiC substrates, which have a shorter wavelength than that of the red or infrared lasers used in applications today. We believe that the shorter wavelength of UV light could potentially result in storage capacity for optical disk drives that is significantly greater than the capacity permitted by red light. We also believe that UV laser technology may be used in miniature optical devices for compact sized electronics, such as digital cameras. We have demonstrated a prototype UV laser with 3 milliwatts of power and a projected lifetime of 10,000 hours. We believe that this laser meets the current power requirement of a "read" laser; however, additional development is required to commercialize this product. We continue to work on developing a "read/write" UV laser, which will require approximately 30 milliwatts of continuous wave, or CW, power, and we are targeting our first product to be released for customer sampling during fiscal 2003. A consortium of DVD manufacturers is currently creating standards for blue and UV laser devices named the Blu-Ray Disc format. Once these standards are completed, we believe that the demand for diodes that meet the standards may increase.

POWER DEVICES

We are developing additional prototype high power devices that we believe have many potential uses. Such devices could be employed in applications involving power conditioning as well as power switching. We intend to release higher voltage Schottky products within the next fiscal year, targeted for motor control and snubber applications. In fiscal 1999, we entered into a three-year project with Kansai Electric Power Company, one of the largest power companies in the world, for the development of SiC-based devices for use in power transmission networks. This project was completed during fiscal 2002. During this project we demonstrated record results with a 6 kV MOSFET (metal-oxide-semiconductor field effect transistor) and a 5.5 kV junction field effect transistor that had on-resistances that were 1/25th and 1/65th lower, respectively, of the theoretical limit for an equivalent silicon device. Additionally, high voltage SiC PIN diodes were demonstrated with blocking voltages up to 19 kV, a 50% increase over our previous record and almost double what is commercially available in silicon. We continue to work on higher power devices such as Schottky and PIN diodes as well as power switches. However, we are not planning to release PIN diodes or power switches suitable for power transmission in the near term.

RF AND MICROWAVE DEVICES

We are currently developing additional SiC-based transistors that operate at radio and microwave frequencies. We believe these devices will have applications in future generation wireless base stations, solid-state broadcast systems, wide bandwidth military radio, and radar search and detection equipment. These SiC-based devices are targeted for frequencies from 30 MHz to 4 GHz. We believe that future SiC transistors in development, with higher power density than current silicon and GaAs-based devices, may allow wireless systems to operate across a wider band and use fewer transistors per base station, resulting in less complex circuitry, higher linearity, better efficiency and lower cost.

We are also developing GaN-based microwave transistors on SiC substrates that are targeted for higher gain and/or higher frequency applications including cellular base stations and solid-state radar systems. In December 2001, we reported CW performance for GaN of 108 watts at 2 GHz, which we believe to be the highest publicly reported CW power output for a single device at this frequency. This demonstrates its potential for infrastructure applications. We developed GaN MMICs that demonstrated 24 watts of power at 16 GHz. This power level is higher than that achieved with equivalent GaAs-based devices. We do not anticipate that a commercial device capable of emitting power at this level will be available in the near term.

THE CREE MICROWAVE SEGMENT:

RF AND MICROWAVE DEVICES

We continue to enhance the capabilities of our silicon-based LDMOS products and are working towards the release of next generation devices that we believe will allow for more linearity and increased power and be comparable to the best in class products of our competitors. We are targeting these products to be available in fiscal 2003. We are also continuing to develop additional module devices to meet advanced needs of our customers. The module configuration allows us to produce more of the circuit for the power transistor and the product is more competitively priced than our regular LDMOS devices because the module configuration features a lower cost package compared with the traditional ceramic package used for discrete devices. We are targeting these products to be produced in commercial volumes in fiscal 2003. Additionally we are working with certain customers on advanced modulation products.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS OF CUSTOMERS AND
ASSETS

For financial information about business segments, please see Note 2, "Summary of Significant Accounting Policies and Other Matters" to our consolidated financial statements included in Item 8 of this report. For financial information about the geographical areas of customers, please see Note 2, "Summary of Significant Accounting Policies and Other Matters" to our consolidated financial statements included in Item 8 of this report. All of our long-lived assets are currently maintained in the United States.

GOVERNMENT CONTRACT FUNDING

We derive a portion of our revenue from funding from research contracts with the U.S. Government. For the fiscal years ended June 30, 2002, June 24, 2001 and June 25, 2000, government funding represented 12%, 10% and 11% of total revenue, respectively. These contracts typically cover work performed over several months up to three years. These contracts may be modified or terminated at the convenience of the government. Therefore, these programs may be subject to government budgetary fluctuations. The contracts generally provide that we may elect to retain title to inventions made in the course of research, with the government obtaining a nonexclusive license to practice such inventions for government purposes.

RESEARCH AND DEVELOPMENT

We invest significant resources in research and development aimed at improving our semiconductor materials and developing new device and production technology. Our core SiC materials research is directed to improving the quality and diameter of our SiC substrates. We are also working to improve the quality of the SiC and nitride epitaxial materials we grow to produce devices and to improve device yields by reducing variability in our processes. These efforts are in addition to on-going projects focused on brighter LEDs, higher power, higher linearity RF and microwave devices, UV laser devices and higher power diodes and switches discussed above.

We spent $51.2 million in fiscal 2002, $38.4 million in fiscal 2001 and $20.0 million in fiscal 2000 for direct expenditures relating to research and development activities. Off-setting these expenditures were $19.5 million in fiscal 2002, $19.0 million in fiscal 2001 and $12.7 million in fiscal 2000 of U.S. Government funding for direct and indirect research and development expenses. In addition, certain customers have also sponsored research activities related to the development of new products. Customers contributed $9.0 million in fiscal 2002, $11.9 million in fiscal 2001 and $5.5 million in fiscal 2000 towards our product research and development activities.

SALES AND MARKETING

We actively market our LED, wafer and power products through targeted promotions, telemarketing, select advertising and attendance at trade shows. We have a small direct sales force and senior management actively works with customers around the world. We believe that this approach is preferable in view of our current customer base and product mix, particularly since the production of lamp and display products incorporating LED chips is concentrated among a relatively small number of LED packaging manufacturers. Additionally, the sales team has been expanded in fiscal 2002 to include sales offices in Hong Kong and Japan.

In June 2002, we opened an office in Tokyo, Japan, through our subsidiary Cree Japan, Inc., to bring our technology and engineering support closer to the Japanese customer base. In connection with the opening of our new office, Sumitomo Corporation, or Sumitomo, was named as our strategic partner to distribute our products in Japan. Sumitomo has exclusive distribution rights in Japan for our nitride LED chip products and SiC wafer products for a minimum of three years. Our personnel in Japan will work with and support the sales activities of the Sumitomo team dedicated to our product line.

We also use sales representatives to market our LED products in Hong Kong, China, Taiwan and South Korea. However, as a result of the introduction of many new products during fiscal 2002, we perceived the need for more frequent interaction with our customers. As a result, we opened a Southeast Asian sales office in Kowloon, Hong Kong, through our subsidiary Cree Asia-Pacific, Inc., to facilitate business transactions and act as the liaison between our Asia Pacific customers and our U.S. corporate office. Territorial responsibilities for the Cree-Asia Pacific sales office include Hong Kong, China, Taiwan and Malaysia. In addition, the Hong Kong sales office oversees the day-to-day administration of our sales agents in Hong Kong and Taiwan as well as assisting our direct customers in the region.

We sell SiC crystal materials for use in gemstone applications directly to C&C under an exclusive supply agreement. We are using both direct sales and sales representative arrangements to market RF products for Cree Microwave, including a new distributor agreement signed with Arrow Manufacturing in fiscal 2002.

CUSTOMERS

During fiscal 2002, revenues from four customers, Osram, Spectrian, Sumitomo (which represents sales to several Japanese customers) and the U.S. Government, each accounted for more than 10% of total revenue. During fiscal 2002, we signed new supply agreements with Osram and Sumitomo, which extend into fiscal 2003. Spectrian is a customer of the Cree Microwave segment. During fiscal 2001, revenues from three customers, Osram, Sumitomo and Spectrian, each accounted for more than 10% of total revenue. For the year ended June 25, 2000, revenue from Osram, Sumitomo, C&C and the U.S. Government each accounted for more than 10% of total revenue. For financial information about foreign and domestic sales, please see Note 2, "Summary of Significant Accounting Policies and Other Matters" to our consolidated financial statements included in Item 8 of this report.

BACKLOG

As of June 30, 2002, we had a backlog believed to be firm of approximately $138.7 million consisting of approximately $86.9 million of product orders and $51.8 million under research contracts signed with the U.S. Government, for which a portion of the contracted funds have not yet been appropriated. This compares to a firm backlog as of June 24, 2001, of approximately $86.5 million consisting of approximately $69.9 million of product orders and $16.6 million under research contracts signed with the U.S. Government, a portion which had not yet been funded through appropriations. Backlog could be adversely affected if the U.S. Government exercises its rights to terminate the government contracts or does not appropriate and allocate all of the funding contemplated by the contracts. We believe the entire backlog could be filled during fiscal 2003, with the exception of approximately $9.7 million of product orders and $23.9 million in U.S. Government funded contracts. The reported backlog amounts include $16.2 million ordered from Spectrian under their supply agreement. If we are not able to produce LDMOS 8 products that meet qualification specifications, this amount of revenue may be reduced or may not be realized at all.

MANUFACTURING

Our SiC products are manufactured in a seven-part process, which include: SiC crystal growth, wafer slicing, polishing, epitaxial deposition, fabrication, testing and packaging. SiC crystals are grown using a high temperature process designed to produce uniform crystals in a single crystalline form. Crystals used for gemstones exit the manufacturing process at this stage. Crystals used for other products are then sliced into wafers. The wafers are polished and then processed using our epitaxial deposition processes, which require that we grow thin layers of SiC, GaN or other materials on the polished wafer, depending on the nature of the device under production. SiC wafer products may leave the manufacturing process either after polishing or epitaxy. Following epitaxy, LED, power and RF chips are fabricated in a clean room environment. The final step includes testing and sawing prior to shipment to the customer. Power chips are then forwarded to a third party where they are assembled into industry standard packages and returned to us prior to shipment to our customers. SiC RF transistors are currently packaged and tested in our Durham, North Carolina facility. However, we believe that this process will be transferred to the Cree Microwave facility in Sunnyvale, California during fiscal 2003. In manufacturing our products, we depend substantially on our custom-manufactured equipment and systems, some of which are manufactured internally and some of which we acquire from third parties and customize ourselves.

Cree Microwave produces both silicon LDMOS and silicon bipolar junction transistor, or BJT, structures at its wafer fabrication facility in Sunnyvale, California. Both product families use silicon wafers that are acquired from third parties and the devices are fabricated in a clean room environment. The clean room steps employ multiple stages of photolithography, diffusion, thin film metal deposition and both wet and dry etch process in the manufacturing cycle. Finished wafers are electrically tested and may be shipped to customers at this point. Transistor die from wafers, which continue in the manufacturing process, are assembled into thermally conductive packages or modules and tested prior to shipment to customers.

SOURCES OF RAW MATERIALS

We depend on a limited number of suppliers for certain raw materials, components and equipment used in our products, including certain key materials and equipment used in our crystal growth, wafering, polishing, epitaxial deposition, device fabrication and device assembly processes. We generally purchase these limited source items pursuant to purchase orders and have limited guaranteed supply arrangements with our suppliers. In addition, the availability of these materials, components and equipment to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. We endeavor to maintain ongoing communication with our suppliers to guard against interruptions in supply and, to date, generally have been able to obtain adequate supplies in a timely manner from our existing sources. However, any interruption in the supply of these key materials, components or equipment could have a significant adverse effect on our operations.

COMPETITION

The semiconductor industry is intensely competitive and is characterized by rapid technological change, price erosion and substantial foreign competition. We believe that our Cree segment currently enjoys a favorable position in the existing markets for SiC-based products and materials. We also believe that our Cree Microwave segment can become competitive in the market for silicon-based LDMOS devices if it succeeds in qualifying its most recently introduced LDMOS devices for volume production. However, we face actual and potential competition from a number of established domestic and international compound semiconductor companies. Many of these companies have greater engineering, manufacturing, marketing and financial resources than we have.

Our primary competition for our optoelectronic products comes from companies that manufacture and or sell nitride based LED chips. We consider Nichia Corporation, or Nichia, Toyoda Gosei Co. Ltd., or Toyoda, and Lumileds Lighting LLC, a joint venture between Agilent Technologies and Philips Lighting to be our primary competitors. These companies currently market LED products made using nitride materials on sapphire substrates, and Nichia markets short wavelength nitride-based laser diodes. In addition, American Xtal Technology, Epistar, Arima, UEC and other Asian based companies in recent years have begun production of UV, blue and green LEDs, all on sapphire substrates. We attempt to closely monitor the progress of Taiwanese competitors. We believe that these new competitors have had some success in securing new business over the last few quarters and could potentially become significant competitors in the future. Historically, some of our existing competitors have been more successful in the market for outdoor display applications because, prior to the release of our MegaBright(TM) and XBright(TM) products, some sapphire devices were brighter than our LEDs. We believe our new MegaBright(TM) and XBright(TM) devices will enable us to compete successfully in this market.

We believe our approach to manufacturing UV; blue and green LEDs using SiC substrates enables us to offer a cost-effective chip design. Our customers' desired product attributes for nitride based LEDs are generally price and the brightness of the devices for the intended applications. At times other factors such as size or forward voltage of the device are also competitive factors. Osram, which licensed certain LED technology from us in 1995, is currently producing LEDs using nitride materials on SiC substrates. Shin-Etsu Handotai Co. Ltd. also licensed certain LED technology from us in 1996 but never began commercial production under this license.

The market for SiC wafers also is becoming more competitive, as other companies in recent years have begun to offer SiC wafer products or announced plans to do so, including Sterling Semiconductors, II-VI, Sixon and other small manufacturers. To our knowledge, none of these competitors are currently offering SiC wafers for use in device production, as their materials are generally not considered to have production level quality. Our power devices, which are currently available in limited quantities, compete with similar devices offered by Infineon.

The markets served by Cree Microwave's LDMOS and bipolar products are competitive. Motorola Incorporated, or Motorola, Infineon, which recently acquired LDMOS capabilities from Telefonaktiebolaget LM Ericsson, and Royal Philips Electronic NV, or Phillips, currently manufacture competing products. Currently, we believe Motorola dominates the marketplace with over 80% market share due to superior performance and pricing. Cree Microwave is targeting to release a new line of improved LDMOS products during the first quarter of fiscal 2003 that is intended to be comparable with the performance of Motorola parts at a competitive price.

PATENTS AND PROPRIETARY RIGHTS

We seek to protect our proprietary technology by applying for patents where appropriate and in other cases by preserving the technology and related know-how and information as trade secrets. We have also from time to time acquired, through license grants or assignments, rights to patents on inventions originally developed by others. At June 30, 2002, we owned or held exclusive rights licensed under a total of 133 issued U.S. patents, subject in some cases to nonexclusive license rights held by third parties. These patents expire between 2007 and 2020. Two of these patents are jointly owned with a third party. Twenty-six of these patents relate primarily to our Cree Microwave segment. In addition, we own or hold exclusive license rights under corresponding patents and patent applications in various foreign countries.

Among the patent licenses we hold are exclusive licenses granted by North Carolina State University, or NCSU, to U.S. and corresponding foreign patents and patent applications that relate to SiC materials and device technology and to GaN growth technology. These licenses include rights under patents and patent applications relating to processes for growing single crystal SiC and low defect GaN materials. The licenses are worldwide, exclusive licenses to manufacture, use and sell products and processes covered by the claims of patents issued on applications filed by NCSU relating to the licensed inventions. The U.S. Government holds a non-exclusive license to practice certain of the inventions for government purposes. The licenses relating to the growth of bulk single crystal SiC and to other SiC materials and device technology are fully-paid, while the licenses relating to growth of low defect GaN materials require us to pay NCSU royalties on sales of products made using the licensed processes.

The patents we have licensed from NCSU relating to bulk SiC growth expire beginning in 2007, and we may face increased competition in the market for SiC materials as these patents expire. In addition, in the event our licenses to the U.S. patents owned by NCSU relating to SiC growth were to be terminated under the terms of our license agreement, we could potentially be enjoined from practicing the patented process. In that event the business of our entire Cree segment could be disrupted since the segment is critically dependent on our ability to manufacture bulk single crystal SiC material. Similarly, if our license to the patents relating to growth of low defect GaN materials were to be terminated, it could have a material adverse effect on our ability to produce GaN-based laser diodes or other products manufactured using the patented process.

We have also entered into license agreements with the licensing agencies of other universities, and with other companies, under which we have obtained exclusive or non-exclusive rights to practice inventions claimed in various patents and applications issued or pending in the U.S. and other foreign countries. We do not believe the financial obligations under these agreements, or the loss of the licensed rights under any of these agreements, would have a material adverse effect on our business, financial condition or results of operation. One of these license agreements includes license rights granted to our Cree Lighting subsidiary by the Trustees of Boston University, or Boston University, under certain U.S. patents and corresponding foreign patents and patent applications which relate to the manufacture of certain GaN-based structures on sapphire and other substrates. The license agreement with Boston University grants Cree Lighting an exclusive, worldwide royalty-bearing license under these patents and patent applications, subject to royalty payments and other obligations under the license agreement. As described in Item 3 "Legal Proceedings", at page 27, at June 30, 2002, Cree Lighting and Boston University are parties to pending litigation in which they have alleged that Nichia and its subsidiary, Nichia America Corporation, are infringing one of the licensed patents. Termination of the license to this patent would end Cree Lighting's right to assert the patent against future infringements.

For proprietary technology which is not patented or otherwise published, we seek to protect the technology and related know-how and information as trade secrets and to maintain it in confidence through appropriate non-disclosure agreements with employees and others to whom the information is disclosed. There can be no assurance that these agreements will provide meaningful protection against unauthorized disclosure or use of our confidential information or that our proprietary technology and know-how will not otherwise become known or independently discovered by others. We also rely upon other intellectual property rights such as trademarks and copyright where appropriate. We have registered "Cree" and the Cree logo as a trademark for certain products in the U.S. We have also applied for registration of several trademarks for our products in the U.S. and other countries.

Because of rapid technological developments in the semiconductor industry, the intellectual property position of any semiconductor materials or device manufacturer, including Cree is subject to uncertainties and may involve complex legal and factual issues. There can be no assurance that patents will be issued on any of the pending applications owned or licensed to us or that claims allowed in any patents issued or licensed to us will not be contested or invalidated. There is likewise no assurance that patent rights owned or exclusively licensed to us will provide significant commercial protection since issuance of a patent does not prevent other companies from using alternative, non-infringing technology. Further, we earn a material amount of our revenues in overseas markets. While we hold and have applied for patent protection for certain of our technologies in these markets, there can be no assurance that we will obtain protection in all commercially significant foreign markets or that our intellectual property rights will provide adequate protection in all such markets.

Frequent claims and litigation involving patents and intellectual property rights are common in the semiconductor industry. As of June 30, 2002, we were parties to complex intellectual property litigation in the United States and Japan with one of our competitors in the LED business, as described in Item 3 "Legal Proceedings", at page 27. We may become parties to other litigation in the future to enforce our intellectual property rights or to defend against claims of infringement. Such litigation can be protracted and costly and divert the attention of key personnel. There can be no assurance that third parties will not attempt to assert infringement claims against us with respect to our current or future products. We from time to time receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. Our practice is to investigate such claims to determine whether the assertions have merit and, if so, we take appropriate steps to seek to obtain a license or to avoid the infringement. However, we cannot predict whether past or future assertions of infringement may result in litigation or the extent to which such assertions may require us to seek a license under the rights asserted or whether a license would be available or available on acceptable terms. Likewise, we cannot predict the occurrence of future assertions of infringement that may prevent us from selling products, result in litigation or require us to pay damage awards.

ENVIRONMENTAL REGULATION

The Company is subject to a variety of federal, state and local provisions enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These include statutory and regulatory provisions under which we are responsible for the management of hazardous materials we use and the disposition of hazardous wastes resulting from our manufacturing processes. Failure to comply with such provisions, whether intentional or inadvertent, could result in fines and other liabilities to the government or third parties, injunctions requiring us to suspend or curtail operations or other remedies, and could have a material adverse effect on our business.

EMPLOYEES

As of June 30, 2002, we employed 893 people, including 678 in manufacturing operations, 146 in research and development, and 69 in sales and general administration. None of our employees are represented by a labor union or subject to collective bargaining agreements.

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

Although we experienced significant revenue and earnings growth in past years, we may not be able to sustain such growth or maintain our margins, and we may experience significant fluctuations in our revenue, earnings and margins in the future. For example, historically, the prices of our LEDs have declined based on market trends. We have attempted to maintain our margins by constantly developing improved or new products, which command higher prices or lower the cost of LEDs. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

     - our ability to develop, manufacture and deliver products in a timely and cost-effective manner;

     - variations in the amount of usable product produced during manufacturing (our "yield");

     - our ability to improve yields and reduce costs in order to allow lower product pricing without margin reductions;

     -    our ability to ramp up production for our new LED products;

     - our ability to produce higher brightness and more efficient LED products that satisfy customer design requirements;

     - our ability to develop new products that have specifications which meet the evolving needs of our customers, including smaller and thinner chips with lower forward voltage;

     - our ability to complete customer product qualifications for our LDMOS 8 products and ramp up production of those products;

     -    changes in demand for our products and our customers' products;

     - changes in competitive landscape such as high volume and low pricing from Asian competitors;

     -    declining average sales prices for our products;

     -    changes in the mix of products we sell;

     - changes in manufacturing capacity and variations in the utilization of that capacity; and

     - damage to our manufacturing facility resulting from fire, flood, or otherwise as we only have one site for SiC production.

These or other factors could adversely affect our future operating results and margins. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price may decline.

If we experience poor production yields, our margins could decline and our operating results may suffer.

Our SiC material products and our LED, power and RF device products are manufactured using technologies that are highly complex. We manufacture our SiC wafer products from bulk SiC crystals, and we use these SiC wafers to manufacture our LED products and our SiC-based RF and power semiconductors. Our Cree Microwave subsidiary manufactures its RF semiconductors on silicon wafers purchased from others. During our manufacturing process, each wafer is processed to contain numerous "die," which are the individual semiconductor devices, and the RF power devices are further processed by incorporating them into a package for sale as a packaged component. The number of usable crystals, wafers, die and packaged components that result from our production processes can fluctuate as a result of many factors, including but not limited to the following:

     -    impurities in the materials used;

     -    contamination of the manufacturing environment;

     - equipment failure, power outages or variations in the manufacturing process;

     -    losses from broken wafers or human errors; and

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

Vigorous protection and pursuit of intellectual property rights characterize the semiconductor industry. These traits have resulted in significant and often protracted and expensive litigation. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to:

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

Our distributor in Japan is presently a party to patent litigation in Japan brought by Nichia, in which the plaintiff claims that certain of our LED products infringe Japanese patents it owns. The complaints in the proceedings seek injunctive relief that would prohibit our distributor from further sales of these products in Japan. The district court ruled in our favor in both lawsuits, but Nichia has appealed these rulings. An adverse result in either of these cases would impair our ability to sell the particular LED products at issue in Japan and could cause customers not to purchase other LED products from us in Japan and elsewhere. Subject to contractual limitations, we have an obligation to defend and indemnify our distributor for patent infringement claims.

We have also initiated patent infringement litigation in the United States District Court for the Eastern District of North Carolina against Nichia and one of its subsidiaries, asserting patent infringement with respect to certain Nichia nitride-based semiconductor products, including laser diode products. Nichia has responded with counterclaims alleging, among other things, patent infringement claims against us based on four U.S. patents directed to nitride semiconductor technology. In addition, Nichia alleges trade secret misappropriation and related claims against Cree Lighting and a former Nichia researcher who is now employed by Cree Lighting on a part-time basis and Cree. The court has directed that the claims against Cree Lighting be transferred to the United States District Court for the Central District of California. The court has orally granted our motion for summary judgment in which we requested dismissal of Nichia's trade secret and related claims against Cree. An adverse result under Nichia's patent infringement counterclaims, which remain in the case, may impair our ability to sell our LED and laser diode products and could include a substantial damage award against us.

We also have been named as a defendant to a counterclaim of Nichia in a lawsuit pending in the U.S. District Court for the Eastern District of Pennsylvania. The complaint in the underlying action, which was brought by Rohm Co., Ltd., or Rohm against Nichia Corporation and Nichia America Corporation, alleges that Nichia is infringing certain U.S. patents owned by Rohm. Nichia's counterclaim alleges that Rohm and we violated antitrust laws by conspiring to exclude Nichia from the U.S. market for high brightness LEDs. The counterclaim seeks actual and treble damages, attorneys' fees and court costs. We have moved to dismiss the counterclaim for lack of personal jurisdiction.

Our Cree Lighting subsidiary has also initiated litigation, now pending in the United States District Court for the Eastern District of North Carolina against Nichia and one of its subsidiaries asserting patent infringement with respect to gallium nitride-based semiconductor technology useful in manufacturing certain LEDs and laser diode devices. The lawsuit seeks damages and an injunction against infringement.

We believe the claims asserted against our products in the Japanese cases and the claims asserted against us in the U.S. cases are without merit, and we intend to vigorously defend against the charges. However, we cannot be certain that we will be successful, and litigation may require us to spend a substantial amount of time and money and could distract management from our day-to-day operations. Litigation costs to date in these cases have been substantial, and variability in these costs could adversely affect our financial results. If any of these cases were decided against us, the result would have a material adverse effect on our operations and financial condition.

There are limitations on our ability to protect our intellectual property.

Our intellectual property position is based in part on patents owned by us and patents exclusively licensed to us by NCSU, Boston University and others. The licensed patents include patents relating to the SiC crystal growth process that is central to our SiC materials and device business. We intend to continue to file patent applications in the future, where appropriate, and to pursue such applications with U.S. and foreign patent authorities. However, we cannot be sure that patents will be issued on such applications or that our existing or future patents will not be successfully contested by third parties. Also, since issuance of a valid patent does not prevent other companies from using alternative, non-infringing technology, we cannot be sure that any of our patents (or patents issued to others and licensed to us) will provide significant commercial protection.

In addition to patent protection, we also rely on trade secrets and other non-patented proprietary information relating to our product development and manufacturing activities. We try to protect this information through appropriate efforts to maintain its secrecy, including requiring employees and third parties to sign confidentiality agreements. We cannot be sure that these efforts will be successful or that the confidentiality agreements will not be breached. We also can not be sure that we would have adequate remedies for any breach of such agreements or other misappropriation of our trade secrets, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

Where necessary, we may initiate litigation to enforce our patent or other intellectual property rights, but there is no assurance that we will be successful in any such litigation. Moreover, litigation may require us to spend a substantial amount of time and money and could distract management from our day-to-day operations.

If we are unable to produce adequate quantities of our MegaBright(TM) and XBright(TM) LED products and improve our yields, our operating results may suffer.

We believe that achieving higher volume production and lower production costs for our MegaBright(TM) and XBright(TM) LED products will be important to our future operating results. We must reduce costs of these products to avoid margin reductions from the lower selling prices we may offer due to our competitive environment and/or to satisfy prior contractual commitments. Achieving greater volumes and lower costs requires improved production yields for these products. We recently redesigned our XBright(TM) LED product to address certain difficulties in packaging the devices identified by some customers following the introduction of the product, and we are planning to manufacture the redesigned products in volume. We may encounter manufacturing difficulties as we ramp up our capacity to make these products. Our failure to produce adequate quantities and improve the yields of these products could have a material adverse effect on our business, results of operations and financial condition. In addition, our customers may encounter difficulties with their manufacturing processes using our XBright(TM) devices, which could increase product returns and impact customer demand, each of which would have a material adverse effect on our business, results of operations and financial condition.

Our operating results are substantially dependent on the development of new products based on our core SiC technology.

Our future success will depend on our ability to develop new SiC solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner, and we must secure production orders from our customers.

The development of new SiC products is a highly complex process, and we have historically experienced delays in completing the development and introduction of new products. Products currently under development include larger high quality substrates and epitaxy, high power RF and microwave devices, power devices, blue laser diodes and higher brightness LED products. The successful development and introduction of these products depends on a number of factors, including the following:

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

We face risks of reduced revenue under our contract with Spectrian if we cannot complete product qualification on a timely basis or ramp up production of our LDMOS 8 products.

Revenues of our Cree Microwave segment are dependent on our amended Supply Agreement with Spectrian. If we are unable to complete the full product qualification process and ramp up production of our recently released LDMOS 8 products adequately, Spectrian may reduce the amount it purchases during the applicable quarter under the agreement, subject to the satisfaction of certain conditions. Consequently, our results of operations could be adversely affected by further delays in qualifying our LDMOS 8 products. In addition, if we are unable to supply other products that meet or exceed the specifications of certain competitive parts designated by Spectrian, Spectrian may purchase those products from other vendors. In that case, the purchased quantities will be deducted from the minimum quantities required to be purchased from us under the Supply Agreement. The resulting reduction in revenue could have an adverse effect on our results of operations.

We depend on a few large customers.

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. For example, for fiscal 2002 our top five customers (excluding government contracts and including Sumitomo, which represents several Japanese customers) accounted for 64% of our total revenue. Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them. The concentration of our revenues with a few large customers makes us particularly dependent on factors affecting those customers. For example, if demand for their products decreases, they may limit or stop purchasing our products and our operating results will suffer. If we lose a large customer and fail to add new customers to replace lost revenue, our operating results may not recover.

When customers provide only limited advance notice of firm orders, our business and results of operations may be adversely affected by changes in customer demand.

We sell to our largest LED customer based on a rolling forecast of which only a limited period reflects firm orders. Any change in this customer's demand or forecast could have a material adverse impact on our business as the timing and quantities of our production may not match demand or our overall demand may decline. For example, we may be left with additional inventory on hand or we may not have sufficient capacity to satisfy all of our contractual commitments, which could have adverse consequences under our existing contracts.

Recently, we have experienced a trend towards smaller customers gaining design wins from our larger customers for finished products incorporating our LEDs. While in the short term, this trend may lead to increased sales to smaller customers and an increase in the portion of our revenue that they represent, the long term effects of this trend are uncertain. In addition, smaller customers typically do not commit up front to purchase a specified volume over a long period of time, which reduces our ability to predict and maintain a steady stream of orders and revenue as sales to smaller customers increase as a percentage of revenue.

The markets in which we operate are highly competitive.

The markets for our LED, laser and RF and microwave power semiconductor products are highly competitive. New firms have begun offering UV, blue and green LEDs. In the RF power semiconductor field, the products manufactured by Cree Microwave compete with products offered by substantially larger competitors which have dominated the market to date based on product quality and pricing. The market for SiC wafers is also becoming competitive as other firms have in recent years begun offering SiC wafer products or announced plans to do so. We also expect significant competition for products we are currently developing, such as those for use in microwave communications and power switching.

We expect competition to increase. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Or competitors could invent disruptive technology that may make our products obsolete. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

We face significant challenges managing our growth.

We have experienced a period of significant growth that has challenged our management and other resources. We have grown from 248 employees on June 28, 1998 to 893 employees on June 30, 2002 and from revenues of $44.0 million for the fiscal year ended June 28, 1998 to $155.4 million for the fiscal year ended June 30, 2002. To manage our growth effectively, we must continue to:

     - implement and improve operating systems, which are effective and efficient;

     - maintain adequate manufacturing facilities and equipment to meet customer demand;

     -    improve the skills and capabilities of our current management team;

     -    add experienced senior level managers; and

     - attract and retain qualified people with experience in engineering, design and technical marketing support.

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

From time to time, we have made investments in public and private companies that engage in complementary businesses. Should the value of these investments decline, the related write-down in value could have a material adverse effect on our financial condition as reflected in our balance sheets. In addition, if the decline in value is determined to be "other than temporary", the related write-down could have a material adverse effect on our reported net income. For example, in the fourth quarter of fiscal 2002 we recorded a non-operating charge of $30.1 million (pre-tax) relating to the declines in the value of equity investments determined to be "other than temporary" as a result of continued depressed market conditions. Each of these investments is subject to the risks inherent in the business of the company in which we have invested and to trends affecting the equity markets as a whole. Our private company investments are subject to additional risks relating to the limitations on transferability of our interests due to the lack of a public market and to other transfer restrictions. Our public company investments are subject to market risks and also can be subject to contractual limitations on transferability. As a result, we may not be able to reduce the size of our positions or liquidate our investments when we deem appropriate to limit our downside risk.

Our operating results could be adversely affected if we encounter difficulty transitioning production to a larger wafer size.

We are in the process of gradually shifting production of some products from two-inch wafers, to two and one quarter and three-inch wafers. We must first qualify our production processes on systems designed to accommodate the larger wafer size, and some of our existing production equipment must be refitted for the larger wafer size. Delays in this process could have an adverse effect on our business. In addition, in the past we have experienced lower yields for a period of time following a transition to a larger wafer size until use of the larger wafer is fully integrated in production and we begin to achieve production efficiency. We anticipate that we will experience similar temporary yield reductions during the transition to the two and one quarter and three-inch wafers, and we have factored this into our plan for production capacity. If this transition phase takes longer than we expect or if we are unable to attain expected yield improvements, our operating results may be adversely affected.

We rely on a few key suppliers.

We depend on a limited number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including key materials and equipment used in critical stages of our manufacturing processes. We generally purchase these limited source items with purchase orders, and we have no guaranteed supply arrangements with such suppliers. If we were to lose such key suppliers, our manufacturing operations could be interrupted or hampered significantly.

If government agencies or other customers discontinue or curtail their funding for our research and development programs our business may suffer.

In the past, government agencies and other customers have funded a significant portion of our research and development activities. Government contracts are subject to the risk that the government agency may not appropriate and allocate all funding contemplated by the contract. In addition, our government contracts generally permit the contracting authority to terminate the contracts for the convenience of the government, and the full value of the contracts would not be realized if they are prematurely terminated. If government and customer funding is discontinued or reduced, our ability to develop or enhance products could be limited, and our business, results of operations and financial condition could be adversely affected.

If our products fail to perform or meet customer requirements, we could incur significant additional costs.

The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases our products may contain undetected defects or flaws that only become evident after shipment. We have experienced product quality, performance or reliability problems from time to time. Defects or failures may occur in the future. If failures or defects occur, we could:

     -    lose revenue;

     - incur increased costs, such as warranty expense and costs associated with customer support;

     - experience delays, cancellations or rescheduling of orders for our products;

     -    experience increased product returns;

     -    write-down existing inventory; or

     -    experience product returns.

We are subject to risks from international sales.

Sales to customers located outside the U.S. accounted for about 65%, 69% and 69% of our revenue in fiscal 2002, 2001 and 2000, respectively. We expect that revenue from international sales will continue to be a significant part of our total revenue. International sales are subject to a variety of risks, including risks arising from currency fluctuations, trading restrictions, tariffs, trade barriers and taxes. Also, U.S. Government export controls could restrict or prohibit the exportation of products with defense applications. Because all of our foreign sales are denominated in U.S. dollars, our products become less price competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, if we experience substantial changes in the U.S. dollar currency exchange as compared to the Japanese yen, our sales opportunities may be reduced as our primary competitors may offer more favorable pricing. Also, we cannot be sure that our international customers will continue to place orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will be subject to foreign exchange fluctuations.

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

We may not successfully address these risks or other problems that arise from our recent or future acquisitions. In addition, in connection with future acquisitions, we may issue equity securities that could dilute the percentage ownership of our existing shareholders, we may incur debt and we may be required to amortize expenses related to intangible assets that may negatively affect our results or operations.

We depend on design trends in mobile phones to drive a large percentage of LED demand.

Our results of operations could be adversely affected by reduced customer demand for LED products for use in wireless handsets. We derive a significant portion of our LED product revenue from sales to customers who use our LED products in wireless handsets, and customer demand is dependent upon trends in the wireless market. We believe the growth for the global market for wireless handsets has slowed and may be declining. As a result, our ability to maintain or increase our LED product revenue depends on the number of models into which customers design our products. Also, design cycles in the handset industry are short, and demand is volatile, which makes production planning difficult to forecast.

Item 2.   Properties

We own our facilities in Durham, North Carolina where the business for our Cree segment is conducted. In November 1997, we acquired our present manufacturing facility, a 30-acre industrial site in Durham, North Carolina, which originally consisted of a 139,000 square foot production building and 33,000 square feet of service and warehouse buildings. In fiscal 2000 and fiscal 2002, we completed two expansions that increased the size of these facilities by 42,000 square feet and 147,000 square feet, respectively. During fiscal 1999 we purchased approximately 80 acres of undeveloped land near our production facilities for potential expansion purposes. We have installed a small electrical substation on this site for use in transmitting power to our production facilities but have not otherwise developed the land. During fiscal 2000, we purchased a 120,000 square foot building on 17.5 acres of land near our existing production site. We subsequently upfitted approximately two-thirds of the building for use as meeting rooms and administrative offices and as an employee services center.

We lease a separate building in Durham, North Carolina that was recently used by our Cree segment for production of SiC-based RF and microwave devices and related research and development. We have relocated these operations to our main production site and no longer use the space. This lease expires in September 2002 and will not be renewed.

We lease through our Cree Japan subsidiary, a sales and marketing office in Tokyo, Japan that is used to support our Japan distributor's sales of Cree segment products. This three-year lease agreement expires in June 2005. We also contract, through our Cree Asia-Pacific subsidiary, office space in Kowloon, Hong Kong that is used in our Cree segment to provide sales and marketing support in Southeast Asia. The agreement for use of this space expires in February 2003 unless renewed by the parties.

The Cree Microwave facility is approximately 49,600 square feet of administrative and manufacturing space located in Sunnyvale, California. We sublease the premises from Spectrian through our Cree Microwave subsidiary, which entered into the sublease agreement with Spectrian in December 2000 in connection with our acquisition of the Cree Microwave business. Spectrian leased the facility from its landlord in November 1996 for a 15-year term under lease terms that included three options to extend the lease for up to an additional fifteen years. Under the sublease between Cree Microwave and Spectrian, if Spectrian exercises its option to extend the term of its master lease with its landlord, Cree Microwave may also exercise an option to extend the sublease. We have guaranteed the obligations of our subsidiary under the sublease.

Cree Lighting leases two facilities in Goleta, California for our Cree segment. One facility, which covers 35,840 square feet, has a five-year lease that was signed in August 2000 with an option to extend the lease for another five-year period. This facility is used for research and development and administration. Cree has guaranteed the obligations of its subsidiary under this lease. Cree Lighting has sub-leased 10,217 square feet of this facility to a third party. This two-year sub-lease agreement was entered into in October 2000 and was terminated in July 2002. A new two-year sub-lease for 10,217 square feet with a new tenant was entered into in July 2002 and will expire in July 2004. Cree Lighting also leases an additional facility on a month to month basis that is used for research and development. We have given notice to terminate this lease in August 2002.

Item 3.   Legal Proceedings

Foreign Legal Proceedings

Nichia Corporation v. Sumitomo Corporation: In December 1999, one of our distributors, Sumitomo, was named in a lawsuit filed by Nichia in Japan in the Tokyo District Court. The complaint in the proceeding was directed to our standard brightness LED products and alleged that these products infringe a Japanese patent owned by Nichia, Japanese Patent No. 2,918,139. The suit sought a permanent injunction against further distribution of the products in Japan. We intervened in the proceeding and filed a response denying the allegations of infringement. In May 2001 the Tokyo District Court ruled in favor of Cree and Sumitomo, finding no infringement, and dismissed the complaint. Nichia has appealed the ruling to the Tokyo High Court.

In April 2000, Nichia commenced two additional lawsuits against Sumitomo in Tokyo District Court in which it alleged that our high brightness LED products infringe a second Japanese patent owned by

Nichia, Japanese Patent No. 2,778,405. The suits sought preliminary and permanent injunctions against further distribution of the products in Japan. We intervened in the proceeding and filed responses denying the allegations of infringement. In October 2001, following an adverse ruling in a separate case on the validity of the patent, Nichia dismissed the complaint seeking a preliminary injunction, leaving the complaint for a permanent injunction pending. In December 2001 the Tokyo District Court ruled in favor of Cree and Sumitomo in the remaining lawsuit, finding no infringement, and dismissed the complaint. Nichia has appealed the ruling to the Tokyo High Court.

Rohm Co., Ltd. v Nichia Corporation: In July 2001, Rohm Co., Ltd., or Rohm, filed a complaint against Nichia in the Tokyo District Court. Rohm seeks a ruling that sales of its products that incorporate our standard brightness LED products do not infringe the patent that was the subject of Nichia's December 1999 lawsuit, Japanese Patent No. 2,918,139. We intervened in this proceeding in December 2001 to assist in showing that our standard brightness LED products do not infringe the patent. The case remains pending before the district court.

Domestic Legal Proceedings

North Carolina State University and Cree, Inc. v. Nichia Corporation and others:
On September 22, 2000, NCSU and Cree commenced a patent infringement lawsuit against Nichia and its subsidiary, Nichia America Corporation, or Nichia America, in the U.S. District Court for the Eastern District of North Carolina. The complaint seeks enforcement of a patent, U.S. Patent No. 6,051,849, relating to GaN-based semiconductors manufactured using lateral epitaxial overgrowth technology, which permits the growth of high quality GaN-based materials useful in manufacturing certain laser diodes and other devices. The patent was issued to NCSU in April 2000 and is licensed to Cree on an exclusive basis under an agreement executed in June 1999.

In their answer to the complaint, Nichia and Nichia America denied infringement and asserted a counterclaim seeking a declaratory judgment that the subject patent is invalid and not infringed. Nichia further alleged in its counterclaim that we are infringing four of its U.S. patents relating to nitride semiconductor technology, U.S. Patent Nos. 5,306,662; 5,578,839; 5,747,832; and 5,767,581. Nichia also asserted misappropriation of trade secrets and related claims against Cree and a former Nichia researcher now employed by one of our subsidiaries, Cree Lighting, on a part-time basis. In addition, as subsequently amended, Nichia's counterclaim named Cree Lighting as a counterclaim defendant on trade secret and related claims and asserted claims under the Computer Fraud and Abuse Act against the Cree Lighting employee.

We have replied to the patent infringement claims of Nichia's amended counterclaim, denying any infringement and asserting a claim seeking a declaratory judgement that the four Nichia patents at issue are invalid, unenforceable and not infringed. The Cree Lighting employee and we have also replied to the trade secret and related claims in the amended counterclaim, denying any liability. We included with our reply a claim for damages in which we have alleged that Nichia's actions in bringing the counterclaim for patent infringement were not taken for any legitimate purpose and constitute unfair competition in violation of North Carolina law.

In response to Nichia's amended counterclaim, the Cree Lighting employee named as a counterclaim co-defendant also moved to dismiss the claims against him under the Computer Fraud and Abuse Act. The court granted the motion in April 2002 and dismissed the claims, finding that Nichia had failed to state claims upon which relief could be granted. Cree Lighting also moved to dismiss, or in the alternative to transfer, Nichia's claims against it for lack of proper venue. In March 2002 the court found that it lacked venue over the claims Nichia had asserted against Cree Lighting and directed that the claims be transferred to the U.S. District Court for the Central District of California.

In December 2000 Nichia America filed a motion for summary judgement seeking dismissal of the patent infringement claims Cree and NCSU have asserted. In support of the motion Nichia argued that the relevant claims of the patent, U.S. Patent No. 6,051,849, which relate to certain lateral epitaxial overgrowth technology, were invalid as a matter of law on grounds of indefiniteness. The North Carolina district court denied the motion April 2002, and the claims NCSU and we asserted under this patent remain pending.

In January 2002, Cree and the Cree Lighting employee named as a counterclaim co-defendant moved for summary judgment dismissing Nichia's trade secret misappropriation and related claims. The motion sought dismissal on the ground that Nichia had failed to specify any trade secrets that would support the claims. At a hearing in July 2002, the North Carolina district court orally informed counsel that the court was granting the motion. Although a written order confirming the ruling has not yet been entered, we understand that the trade secret misappropriated claims against Cree and the Cree Lighting employee, and at least some of the related non-patent claims, have been or will be dismissed upon entry of a written order confirming the court's oral ruling.

Also in January 2002, Nichia moved to strike certain of our defenses to its patent infringement claims and to preclude us from obtaining or using any evidence concerning those defenses. Nichia alleged in support of the motion that the defenses were based upon information improperly disclosed by the Cree Lighting employee and counterclaim co-defendant. Nichia filed an amended motion to strike in May 2002 in which it sought the same relief. At a hearing in July 2002, the court advised counsel orally that the motion to strike was denied. As a result our patent infringement defenses Nichia challenged remain available to us to prove in future proceedings in the case.

Although there can be no assurances of success, we believe the counterclaims asserted in the North Carolina case are without merit and we intend to defend against them vigorously.

Trustees of Boston University and Cree Lighting Company v. Nichia Corporation and others: On May 3, 2001, Boston University and Cree Lighting commenced a patent infringement lawsuit against Nichia and Nichia America in the U.S. District Court for the Northern District of California. The defendants moved to transfer the case to the U.S. District Court for the Eastern District of North Carolina, and the case was transferred to the North Carolina district court in October 2001.

In their complaint Boston University and Cree Lighting allege that Nichia and Nichia America infringe a patent, U.S. Patent No. 5,686,738, relating to GaN-based semiconductor technology useful in manufacturing certain LED and other semiconductor devices. The patent was issued to Boston University in 1997 and is licensed to Cree Lighting under a March 2001 agreement. In the complaint, Cree Lighting and Boston University allege that the defendants are infringing the patent by, among other things, importing, selling and offering for sale in the United States certain GaN-based light emitting devices covered by one or more claims of the patent. The complaint seeks damages and an injunction against infringement.

Rohm Co. Ltd, v. Nichia Corporation and others: In November 2001, we were served with pleadings in which Cree was named as a defendant to a counterclaim of Nichia and Nichia America in a lawsuit pending in the U.S. District Court for the Eastern District of Pennsylvania. The complaint in the underlying action, which was brought by Rohm against Nichia and Nichia America, alleges that Nichia is infringing certain U.S. patents owned by Rohm. Nichia's counterclaim, as amended in December 2001, names both Rohm and us as counterclaim defendants and alleges that we violated antitrust laws by conspiring with Rohm to exclude Nichia from the U.S. market for high brightness LEDs. The counterclaim seeks actual and treble damages, attorneys' fees and court costs. We have moved to dismiss the counterclaim for lack of personal jurisdiction. Rohm has separately moved to dismiss certain counts of the counterclaims, including those asserted against us, for failure to state a claim on which relief can be granted. Both motions remain pending.

Although there can be no assurances of success, we believe the claims asserted in the Pennsylvania case are without merit and we intend to defend against them vigorously.

Other Litigation: We are also a party to certain other pending litigation arising in the normal course of business. While we cannot predict the final outcome of such litigation with certainty, we believe, based on consultation with legal counsel, that the outcome of such other matters would not materially affect our financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.


                                     PART II

Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters

Common Stock Market Information. Our common stock is traded in the Nasdaq National Market and is quoted under the symbol "CREE". The following table sets forth, for the quarters indicated the high and low sales prices as reported by Nasdaq. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                                  FY 2002                     FY 2001*
                                  -------                     --------
                           High             Low         High              Low
                           ----             ---         ----              ---
      First Quarter      $ 27.500        $ 14.090    $ 81.719          $ 42.375
      Second Quarter       29.730          13.761      64.125            27.750
      Third Quarter        33.320          12.400      40.500            14.870
      Fourth Quarter       14.340          10.350      36.650            12.210

      *As adjusted for the two-for-one split effective on December 1, 2000.

Holders and Dividends. There were approximately 718 holders of record of our common stock as of August 1, 2002.

We have never paid cash dividends on our common stock and do not anticipate that we will do so in the foreseeable future. There are no contractual restrictions in place that currently materially limit, or are likely in the future to materially limit, us from paying dividends on our common stock, but applicable state law may limit the payment of dividends. Our present policy is to retain earnings, if any, to provide funds for the operation and expansion of our business. There were no sales of unregistered securities during fiscal 2002.

     Equity Compensation Plan information will be provided under Item 12.

Item 6.   Selected Financial Data

The consolidated statement of operations data set forth below with respect to the years ended June 30, 2002, June 24, 2001 and June 25, 2000 and the consolidated balance sheet data at June 30, 2002 and June 24, 2001 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the years ended June 27, 1999 and June 28, 1998 and the consolidated balance sheet data at June 25, 2000, June 27, 1999 and June 28, 1998 are derived from audited consolidated financial statements not included herein. All consolidated statement of operations and consolidated balance sheet data shown below are adjusted to reflect the acquisition of Nitres, now known as Cree Lighting, effective May 1, 2000. This transaction was accounted for under the "pooling of interests" method. We acquired the business comprising the Cree Microwave segment in December 2000. This transaction was accounted for under the purchase method. All share amounts have been restated to reflect our two-for-one stock splits effective July 26, 1999 and December 1, 2000.

                      Selected Consolidated Financial Data
                      (In thousands, except per share data)

                                                                               Years Ended
                                                   ----------------------------------------------------------------------
                                                       June 30,       June 24,     June 25,       June 27,     June 28,
                                                         2002           2001         2000           1999         1998
                                                       --------       --------     --------       --------     --------
Statement of Operations Data:
Product revenue, net                                 $  136,230      $159,533      $ 96,742      $ 53,424      $ 34,891
Contract revenue, net                                    19,204        17,694        11,820         8,977         9,071
                                                        -------       -------       -------        ------        ------
Total revenue                                           155,434       177,227       108,562        62,401        43,962

Net (loss) income                                     ($101,723)     $ 27,843      $ 30,520      $ 12,448      $  6,243

Net (loss) income per share, basic                      ($ 1.40)     $   0.39      $   0.46      $   0.21      $   0.11
Net (loss) income per share, diluted                    ($ 1.40)     $   0.37      $   0.43      $   0.20      $   0.11

Weighted average shares outstanding:
Basic                                                    72,718        72,243        65,930        58,030        55,452
Diluted                                                  72,718        75,735        70,434        60,864        57,974

                                                                                     As of
                                                   ----------------------------------------------------------------------
                                                       June 30,       June 24,     June 25,       June 27,     June 28,
                                                         2002           2001         2000           1999         1998
                                                       --------       --------     --------       --------     -------
Balance Sheet Data:
Working capital                                        $151,851      $244,178      $265,957      $ 59,889       $28,265
Total assets                                            504,195       615,123       486,202       145,933        74,379
Long-term obligations                                        --            --            --         4,650        11,046
Shareholders' equity                                    482,104       589,097       463,142       131,003        55,905

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins, and anticipated expense levels, as well as other statements, including words such as "may," "will," "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Certain Business Risks and Uncertainties" in Item 1 of this report, as well as other risks and uncertainties referenced in this report.

Business Overview

We are the world leaders in developing and manufacturing compound semiconductor materials and electronic devices made from SiC and a leading developer and manufacturer of optoelectronic and electronic devices made from GaN and related materials on SiC substrates. We derive the largest portion of our revenue from the sale of near ultra-violet, or UV, blue and green light emitting diodes or LEDs. We currently offer LEDs at three brightness levels:

     -    XBright(TM)UV, blue and green products;

     - mid-brightness UV, blue and green products, which include MegaBright(TM), UltraBright(TM) and high brightness InGaN devices; and

     -    standard brightness blue products.

Our LED devices are utilized by end users as a lighting source for wireless handsets, automotive dashboard lighting, indicator lamps, miniature white lights, indoor and outdoor full color displays and signs, traffic signals and other lighting applications. We recognize product revenue at the time of shipment in accordance with the terms of the relevant contract. When our inventory is maintained at a consigned location, revenue is recognized when our customer pulls products for their use. LED products represented 58% of our revenue in fiscal 2002 and 65% in fiscal 2001.

During fiscal 2002 and fiscal 2001, approximately 16% and 11%, respectively, of our revenue came from the sales of RF and microwave devices from our Cree Microwave segment. These RF power transistors are the semiconductor content for power amplifiers that are used in base stations for cellular networks. We also derive revenue from the sale of advanced materials made from SiC that are used for manufacturing LEDs and power devices by our customers, or for research and development for new semiconductor applications. Sales of SiC material products represented 13% of our revenue in fiscal 2002 and approximately 14% during fiscal 2001. We received no significant revenues from sales of power devices or SiC based RF devices in fiscal 2002 or fiscal 2001.

The balance of our revenue, 12% for fiscal 2002 and 10% in fiscal 2001 is derived from contract funding. Under various programs, U.S. Government entities further the development of our technology by funding our research and development efforts. Contract revenue includes funding for direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which we expect funding to exceed direct costs over the life of the contract. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract, we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

Fiscal 2002 Overview

We completed the introduction of our MegaBright(TM) LED line during fiscal 2002 with the commercial release of three new products: the MegaBright(TM) UV device, the traffic signal green device and the true green device used for display signs and other lighting applications. The MegaBright(TM) blue device was released in the fourth quarter of fiscal 2001. The UV device offers an alternative path to white light compared to the MegaBright(TM) blue LED. Some customers prefer a blue LED covered with a yellow-emitting phosphor to create white light. Other customers believe the UV LED with red, green and blue-emitting phosphors provides a preferable white light emission. Combining a red, green and blue LED, or a blue and yellow LED, in an appropriate package are other means of creating white light solid state lamps. A traffic signal made of green LEDs offers lower power consumption at 6-12 watts versus 85-150 watts for an incandescent bulb in certain cases. Consequently, municipalities and other government organizations are choosing to install LED traffic signals due to reduced energy consumption resulting in lower electricity bills and reduced maintenance costs due to the longer lifetimes of LEDs. Applications for the true green device target full color indoor and outdoor video displays including sports stadiums and large advertising panels. The use of blue and green LEDs in full-color outdoor signs is a well-established market, and one of the primary applications for nitride LEDs. The MegaBright(TM) product line was an important revenue stream for fiscal 2002 and has replaced some demand for our older high brightness products. Our high brightness product line had the biggest percentage decline in revenue compared to fiscal 2001. For fiscal 2003, we will combine results for our MegaBright(TM), UltraBright(TM) and high brightness devices for reporting purposes and reflect these sales as our mid-brightness products. During the fourth quarter of fiscal 2002, our mid-brightness chips comprised 88% of LED sales.

We also introduced the XBright(TM) family of LEDs during fiscal 2002. This new product family delivers to our customers increased brightness by approximately 40 percent over the MegaBright(TM) family of LEDs. Target applications for the XBright(TM) devices include miniature white lights, traffic signals and video screens. The XBright(TM) LED technology incorporates a flip chip design and utilizes the optical benefits of SiC while maintaining the vertical structure advantages of a single top contact. This allows for a standard size chip similar to our other devices. We offer a complete product family of XBright(TM) LEDs:
UV, blue, traffic green and true green. During the fourth quarter of fiscal 2002, we continued to work through packaging difficulties encountered by some of our customers in using our XBright(TM) products. As a result, XBright(TM) LEDs comprised only 1% of LED revenue in the quarter. We modified the chip after its initial introduction in response to customer packaging suggestions, and we target to increase the sales volume of this product in the first half of fiscal 2003. Customer interest in the product remains strong, as we believe the XBright(TM) chip is the brightest (which is defined as the optical power output from a chip at 20 milliamps of drive current based on our internal measurement) nitride LED currently available in the marketplace.

Shipments of our standard brightness devices remained stable in fiscal 2002 in comparison to fiscal 2001 and were supported by automotive and indicator light designs. During the fourth quarter of fiscal 2002, standard brightness products were approximately 11% of LED revenue.

Revenue from Cree Microwave was $24.8 million during fiscal 2002. Our biggest challenge for Cree Microwave will be to diversify our Spectrian-concentrated business. However, due to the weak economic environment for microwave devices and the long qualification process for our products, we believe that this diversification will develop over many quarters. In the near term, our goal is to complete qualification of the new laterally diffused metal oxide semiconductor, or LDMOS 8 products during the first quarter of fiscal 2003. If we fail to attain this goal, revenue from this segment will likely decline in future quarters. Our Supply Agreement with Spectrian, Cree Microwave's largest customer, allows the customer to reduce its purchase obligations significantly.

Overall, for fiscal 2002, materials revenue declined 19% over the prior year due to a 57% reduction in gemstone sales and a 6% decrease in wafer sales. Sales of material for use in gemstones were lower in the current year as Charles & Colvard, or C&C, our sole customer for such materials, had built up inventory in fiscal 2001 as their sales slowed. During fiscal 2002, wafer volume for our material sales increased 8% while average sales prices declined 12% year over year due to greater sales to volume customers using our product for commercial applications.

Government contract revenue increased 9% in fiscal 2002 over the prior year as we received several new contract awards during fiscal 2002. Our government contract backlog exceeds $51.0 million as of June 30, 2002, and we target contract revenue to increase during fiscal 2003 due to these new awards, subject to the government's ability to terminate or reduce funding under the contracts.

During the past year, we utilized a greater proportion of our equipment and infrastructure to perform research and development work to support the commercialization of new products as reflected in the introduction of our MegaBright(TM) and XBright(TM) products. We believe that, over the next several quarters, this production capacity will be required to support the growth in demand generated by our customers' recent design wins incorporating our products. During fiscal 2003, we target to increase our throughput, subject to the acceptance of our products by our customers and market conditions. As volume throughput rises, our cost of LED chips and unit wafer costs are anticipated to decline as fixed costs are spread over more units.

Critical Accounting Policies.

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies include those policies that are reflective of significant judgments and uncertainties, which potentially could produce materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill. We have approximately $330.3 million of long-lived assets as of June 30, 2002, including approximately $211.7 million related to fixed assets and $64.2 million in long-term investments held to maturity. In addition to the original cost of these assets, their recorded value is impacted by a number of our policy elections, including estimated useful lives, salvage values and in 2002, impairment charges. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", or SFAS 121, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets have been impaired. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) estimations of the fair market value of the assets, and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company's operations and estimated salvage values. During 2002, we determined certain property and equipment was impaired under SFAS 121 and as a result, we recorded impairment charges of $19.0 million.

In addition, during the third quarter of 2002, we completed an impairment analysis of the intangible assets and goodwill related to the acquisition of Cree Microwave. This analysis was performed due to significant changes in business conditions at the operating segment. First, Cree Microwave amended its supply agreement with Spectrian effective March 31, 2002, which resulted in a significant reduction in quarterly revenue expectations. In addition, Cree Microwave's outlook for acquiring additional customers in the near term weakened due to the deteriorating economic conditions and long product qualification cycles. Also, many of the products that Spectrian indicated it would purchase in the future have not yet been released to production. Under the amended supply agreement, if Cree Microwave is not able to produce LDMOS 8 devices qualified for Spectrian's applications in a timely manner, revenue from Spectrian may be significantly reduced after the June 2002 quarter. As a result of this impairment analysis, the remaining balance of intangible assets and goodwill of $76.5 million was deemed fully impaired and was written off.

Accounting for Marketable and Non-Marketable Equity Securities. We classify our marketable securities that are not trading or "held-to-maturity" securities as "available-for-sale". We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders' equity. Realized gains and losses are recognized when realized upon sale or disposition or when declines in value are deemed to be other than temporary in accordance with SFAS 115 "Accounting for Certain Debt and Equity Securities". We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an "other-than-temporary" decline in fair value. Our policy requires, among other things, a review of each of the companies' cash position, earnings/revenue outlook, stock price performance, liquidity, ability to raise capital and management/ownership. Based on this review, if we believe that an "other-than-temporary" decline exists in the value of one of our marketable equity securities, it is our policy to write down these equity investments to the market value. The related write-down will then be recorded as an investment loss on our consolidated statements of operations. During 2002, we recorded an "other-than-temporary" investment loss of $22.0 million related to our available-for-sale marketable securities based primarily on sustained reductions in stock price performance.

We also make strategic investments in the equity of privately held companies. Since we do not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting. Since the shares of stock we received in these investments are not publicly traded, there is no established market for these securities. We have a policy in place to review the fair value of these investments on a regular basis to evaluate the carrying value of such investments. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from the privately held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of an investment is at an amount in excess of fair value, it is our policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on our consolidated statements of operations. During 2002, we recorded a write-down on these investments of $20.4 million, representing our best estimate of "other-than-temporary" declines in value based on a review of those factors described above. Estimating the fair value of non-marketable investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

Inventories. Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. We evaluate our ending inventories for excess quantities, impairment of value and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team and management estimates. We generally reserve for inventories on hand that are greater than twelve months old, unless there is an identified need for the inventory. In addition, we write off inventories that are considered obsolete based upon changes in customer demand, manufacturing process changes that result in existing inventory obsolescence or new product introductions, which eliminate demand for existing products. Remaining inventory balances are adjusted to approximate the lower of our manufacturing cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. We evaluate the adequacy of these reserves quarterly. In the third quarter of fiscal 2002, we recorded a $4.5 million reserve at our Cree Microwave segment for non-LDMOS and older LDMOS devices as a result of contract negotiations with Spectrian that identified these devices as obsolete. In the fourth quarter of fiscal 2002, we recorded inventory write-downs of $690,000 related to our initial shipments of the XBright(TM) family of products due to a packaging issue identified by some of our customers.

Revenue Recognition and Accounts Receivable. Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. In some cases our inventory is maintained at a consigned location, in that situation, revenue is recognized as our customer pulls inventory for their use. We provide our customers with a limited right of return. Revenue is recognized at shipment or when product is pulled from consigned inventory, and we record a reserve for sales returns. We make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the allowance for sales returns. Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The allowance for sales returns at June 30, 2002 was $455,000.

Accruals for Liabilities and Warranties. At times, we must make estimates for the amount of costs that have been incurred but not yet billed for general services, including legal and accounting fees, costs pertaining to our self-funded medical insurance, warranty costs at Cree Microwave and other expenses. Many of these expenses are estimated based on historical experience or averages and information gained directly from the service providers. Material differences may result in the amount and timing of our expenses for any period if management made different judgments or utilized different estimates.

Valuation of Deferred Tax Assets. As of June 30, 2002, the Company had $28.5 million recorded as deferred tax assets. These assets were recorded as a result of tax benefits associated with the $143.9 million of significant charges taken in fiscal 2002. These charges were recorded for the write-off of property and equipment, the impairment of goodwill and intangible assets at Cree Microwave and other charges resulting from the downturn in business and the "other than temporary" charges taken on our investments. We did not record a reserve against these deferred tax assets as we target a return to profitable operations over the next several periods and target being able to use the deferred tax assets in their entirety.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgement in its application. There are also areas in which management's judgement in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K which contain a discussion of our accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

The following table shows our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                                                             Years Ended
                                                       --------------------------------------------------------
                                                         June 30, 2002       June 24, 2001      June 25, 2000
                                                       ----------------     ---------------    ----------------
Revenue:
     Product revenue, net ................                    87.6%               90.0%               89.1%
     Contract revenue, net ...............                    12.4                10.0                10.9
                                                       ----------------     ---------------    ----------------
         Total revenue ...................                   100.0               100.0               100.0

Cost of Revenue:
     Product revenue, net ................                    50.3                43.3                40.0
     Contract revenue, net ...............                     8.9                 7.3                 8.2
                                                       ----------------     ---------------    ----------------
         Total cost of revenue ...........                    59.2                50.6                48.2
                                                       ----------------     ---------------    ----------------
Gross margin .............................                    40.8                49.4                51.8

Operating expenses:
     Research and development ............                    18.0                 7.3                 6.5
     Sales, general and administrative ...                    16.5                10.2                10.2
     Intangible asset amortization .......                     4.4                 2.6                  --
     In-process research and development
        costs ............................                      --                 9.8                  --
     Other expense .......................                    62.6                  --                 1.2
                                                       ----------------     ---------------    ----------------
(Loss) income from operations ............                   (60.7)               19.5                33.9

Other non-operating (expense) income .....                   (26.9)                 --                 0.6
Interest income, net .....................                     3.7                 8.8                 8.6
                                                       ----------------     ---------------    ----------------
(Loss) income before income taxes ........                   (83.9)               28.3                43.1
Income tax (benefit) expense .............                   (18.5)               12.6                15.0
                                                       ----------------     ---------------    ----------------
Net (loss) income ........................                   (65.4%)              15.7%               28.1%
                                                       ================     ===============    ================

Fiscal Years Ended June 30, 2002 and June 24, 2001

Revenue. Revenue declined 12% to $155.4 million in fiscal 2002 from $177.2 million in fiscal 2001. This decrease was attributable to lower product revenue, which declined 15% to $136.2 million in fiscal 2002 from $159.5 million in fiscal 2001. Excluding results of Cree Microwave, due to its mid-year acquisition in fiscal 2001, revenue for fiscal 2002 would have decreased 17% over the prior year comparative results. Much of the decrease in revenue from our traditional business resulted from lower average selling prices for our LED and SiC wafer products.

Average LED sales prices declined 24% for the twelve months ended June 2002 compared to the prior year. This decrease was related to contractual volume discounts given to customers and increasing price competitiveness in the marketplace due to weakness in the worldwide economy. We believe that the overall demand for nitride LEDs declined during our fiscal 2002. However, our overall market share has recently increased as a result of our lower pricing and the introduction of higher brightness products. For fiscal 2002, our LED chip volume increased 5% over prior year shipments. The introduction of the MegaBright(TM) UV, blue, and green products in fiscal 2002 has generated new design wins for our customers. The MegaBright(TM) product is approximately two times brighter than our previous generation devices and is similar to the brightness that is currently offered by our primary competitors. Prior to the introduction of the MegaBright(TM) product line, our products were not as bright as those offered by our competition. The MegaBright(TM) product line was not fully introduced until February 2002, when our green devices were released. These products have replaced some existing demand for our previous generation high brightness devices; however, due to the product's higher performance, it has also generated new demand, particularly in the mobile handset market. We believe that volume shipments of the MegaBright(TM) product will increase in fiscal 2003 due to new design wins primarily in the mobile handset market. Several large wireless phone manufacturers have recently introduced new products that feature a blue backlight of the keypad and, at times, a blue color for the display. In addition, newer designs now offer white backlighting for full color screens that require white LEDs. We believe that our products are featured in several of these models of phones, and blue and white backlit phones have grown significantly as a percentage of handsets currently offered by major manufacturers. We also believe that the blue and white LEDs have replaced a portion of the yellow-green LEDs that have traditionally backlit mobile handsets. Our products will also target new automotive designs in fiscal 2003 as well as other consumer product applications.

During fiscal 2002, we also introduced our new XBright(TM) families of LEDs, including UV, blue and green devices. These products offer approximately 40% higher brightness than our MegaBright(TM) products, and we believe they are currently the highest brightness UV, blue and green products available in the market place. We completed the introduction of these devices in the second half of fiscal 2002. These devices did not contribute significantly to revenue in fiscal 2002, as we continue to work with customers to optimize our chip design in packaged solutions. We are targeting these products to be more significant to revenue in fiscal 2003 for high brightness applications such as display signs, traffic signals and lighting applications.

Shipments of our standard brightness products were flat in fiscal 2002 in comparison to the prior year due to stable demand for automotive and indicator light applications. We target that our LED revenue may grow significantly in our first quarter of fiscal 2003 as compared to the fourth quarter of fiscal 2002, due to increased volume shipments. We also believe that average sales prices for LEDs will decline in fiscal 2003. However, we are targeting unit shipments to grow at a faster rate than average sales price declines, and as a result, we target higher revenue in fiscal 2003 over fiscal 2002. LED revenue visibility beyond the first quarter of fiscal 2003 is limited due to short lead times given to us by customers. In addition, we must complete additional improvements to our chip design and performance in order to succeed with our LED revenue targets for fiscal 2003.

Revenue from Cree Microwave increased 29% to $24.8 million in fiscal 2002 from $19.2 million in fiscal 2001. The increase in revenue represents an additional six months of sales for the segment due to our mid-year acquisition of Cree Microwave from Spectrian in fiscal 2001. Our average quarterly revenue in fiscal 2002 was lower than fiscal 2001 due to the current market environment for wireless infrastructure spending. Product mix shifted to LDMOS during fiscal 2002, which comprised 54% of microwave revenue, an increase of 13% from fiscal 2001. Revenue attributable to bipolar devices was 45% and 1% related to other products during fiscal 2002. Over 90% of Cree Microwave revenues were derived from shipments to Spectrian in fiscal 2002 as well as fiscal 2001. Overall, our average sales prices for this business segment were fairly stable with quarterly average volume being reduced in fiscal 2002 as compared to fiscal 2001. Cree Microwave continues to work with Spectrian to qualify and deliver new LDMOS 8 products for next generation wireless base station applications. If we are unable to deliver qualified LDMOS 8 products to Spectrian on a timely basis, the amount of our contractual supply agreement with Spectrian may be reduced significantly. Specifically, until we complete the qualification of LDMOS 8 parts and the parts are accepted by Spectrian, we anticipate minimal revenue from this segment of our business. If our revenue is reduced substantially, it could have an adverse effect on our results of operations for this segment of business. We continue to work on new customer design wins; however, due to long product qualification cycles in the RF industry, progress in this area will require a longer time commitment. As a result of continued weakness in market conditions for wireless infrastructure spending, combined with a reduced supply agreement with Spectrian that calls for a remaining $16.3 million of revenue through June 2003, we target revenue from this segment to decline in fiscal 2003 from fiscal 2002.

Overall, for fiscal 2002, materials revenue declined 19% over the prior year due to a 57% reduction in gemstone sales and a 6% decrease in wafer sales. SiC wafer sales decreased 6% from the prior year due to lower pricing for wafers sold to corporate and research communities, including certain customers using our wafers for commercial production. Wafer units sold increased 8%, while average sales prices declined 12% due to a higher mix of volume sales related to wafers used in commercial production. For fiscal 2003, we target wafer sales revenue to be even with fiscal 2002 results. Sales of gemstone products declined 57% during fiscal 2002 as compared to fiscal 2001. During the fourth quarter of fiscal 2002, we experienced a modest recovery in revenue from C&C and target revenue improvement from this customer during fiscal 2003.

Contract revenue received from U.S. Government agencies and non-governmental customers increased 9% during fiscal 2002 compared to fiscal 2001, due to additional contract awards. We anticipate that contract revenue will increase during fiscal 2003 as a result of new contract awards received in the second half of fiscal 2002.

Gross Profit. Gross profit decreased 28% to $63.4 million in fiscal 2002 from $87.5 million in fiscal 2001. Compared to the prior year, gross margins declined from 49% to 41% of revenue. In fiscal 2002, gross profit included a $5.1 million charge relating to an inventory write-off and other related costs that were recorded as a part of the downsizing of Cree Microwave's operations. Without this adjustment, gross profit and gross margin for fiscal 2002 would have been $68.5 million and 44%, respectively. Lower margins resulted from a combination of lower revenue and reduced profitability for LED and wafer products and lower profitability at Cree Microwave related to weak demand for RF devices. LED margins declined due to average sales prices decreasing at a faster rate than average costs. During fiscal 2002, LED average sales prices declined 24%, which was in line with our plans, while costs were only 16% lower. LED costs did not decline as quickly as revenue due to reduced worldwide demand for UV, blue and green LED products, which put pressure on average sales prices and lowered our factory throughput. Because a significant portion of our factory cost is fixed, lower throughput typically results in higher costs per unit produced. In addition, our LED costs per unit were higher due to inefficiencies typically associated with new product introductions as we released both the MegaBright(TM) and XBright(TM) family of products during the year. In our fourth quarter of fiscal 2002, we had product returns and inventory write-downs that netted to a $948,000 reduction in gross profit related to packaging issues identified by some customers after the release of the XBright(TM) family of products. We have redesigned our XBright(TM) chips and are planning to manufacture the products in volume in the first half of fiscal 2003. Despite the lower throughput of volume and new product inefficiencies, we were still able to reduce LED costs by 16% due to improved yield, cost cutting measures and other efficiencies.

Gross margins at Cree Microwave were 19% during fiscal 2002 and were impacted by the $5.1 million write-off of inventory discussed above. Excluding this write down, gross margin would have been 40% of revenue for the Cree Microwave segment compared to 44% in fiscal 2001. Low factory throughput due to reduced sales volumes and the qualification of LDMOS 8 has significantly impacted our cost per unit. Our greatest opportunity to improve margins would be in yield improvements and the achievement of greater throughput levels in our factory.

For fiscal 2003, we target gross margins to improve slightly as a result of higher throughput in our Durham, North Carolina facility as well as improved yields due to higher anticipated volume. Depending on our success with the introduction of the LDMOS 8 devices at Cree Microwave, our margins for that segment may increase, remain stable or may decline.

Research and Development. Research and development expenses increased 116% in fiscal 2002 to $28.0 million from $13.0 million in fiscal 2001. The increase in research and development spending supported our MegaBright(TM) and XBright(TM) product lines; our large chip LED devices as well as new higher brightness LED research programs. In addition, we funded development of our next generation LDMOS, SiC and GaN microwave devices, our Schottky diode power program and our UV lasers. While research and development spending increased, customer support of certain programs decreased, thereby further increasing costs. Finally, the mid-year acquisition of Cree Microwave during fiscal 2001 also contributed to the higher spending variance. Without the impact of Cree Microwave, research and development spending would have increased 99% over the prior year. We believe our research and development during fiscal 2002 is critical to our future revenue growth. For example, we target that more than 70% of our revenue goal for fiscal 2003 will be met with technology developed in fiscal 2002. We believe that internal funding for the development of new products will stabilize during fiscal 2003.

Sales, General and Administrative. Sales, general and administrative expenses increased 41% in fiscal 2002 to $25.6 million from $18.1 million in fiscal 2001. The increase in expenses was due mostly to costs associated with ongoing intellectual property litigation. In addition, costs were higher due to the mid year acquisition of Cree Microwave during fiscal 2001, higher premiums for directors' and officers' insurance and greater spending to support the growth of the business. Without the impact of Cree

Microwave, sales and general and administrative expenses would have increased by 38% year over year. For fiscal 2003, we target that sales, general and administrative costs to remain stable depending on developments in our ongoing patent litigation.

Intangible Asset Amortization and In-Process Research and Development Costs. Intangible asset amortization increased 49% to $6.8 million during fiscal 2002 from $4.5 million during fiscal 2001. Nine months of intangible asset amortization was included in fiscal 2002 and six months of amortization was included in fiscal 2001 resulting from the acquisition of Cree Microwave in December 2000. Intangible asset amortization ceased during the fourth quarter of fiscal 2002. An analysis of goodwill and other intangible assets indicated that the carrying values of such assets had been fully impaired under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) (see "Other Expense"). Prior to the write-off of goodwill and intangible assets, we were amortizing these assets over periods ranging from five to ten years.

As a result of the acquisition of Cree Microwave in December 2000, we recorded a charge of $17.4 million in the third quarter of fiscal 2001 associated with acquired in-process research and development costs.

Other Expense. Other expense increased to $97.2 million during fiscal 2002 from $62,000 in fiscal 2001. This charge was primarily made up of a $76.5 million charge for goodwill and intangible assets relating to Cree Microwave in response to several impairment indicators. Cree Microwave amended its supply agreement with Spectrian in the third quarter of fiscal 2002, which reduced quarterly revenue expectations. Also, many of the products that Spectrian indicated that it would purchase in the future have not yet been released to production. Under the amended supply agreement with Spectrian, if Cree Microwave is not able to produce LDMOS 8 devices in a timely manner, revenue from Spectrian may be significantly reduced after the June 2002 quarter. In addition, the outlook for acquiring additional customers in the near term has decreased due to the weakened economy and the long qualification cycles. Due to the change in outlook for business at Cree Microwave and the reduction in expected revenue per quarter, we performed an asset impairment analysis under SFAS 121. As a result of this analysis, the full amount of goodwill and intangible assets of $76.5 million was written off and recorded as other expense on our consolidated statements of operations. Also included in other expense was $875,000 related to severance payments and other expenses related to the downsizing in the Cree Microwave business. In addition, a $19.0 million write-off of property and equipment was recorded to reflect changes in technology that resulted in their obsolescence.

Other Non-Operating (Loss) Income. Other non-operating (loss) income was a loss of $41.8 million in fiscal 2002 compared to $82,000 of income in fiscal 2001. The fiscal 2002 loss was attributable to a $42.4 million write-down of investments made in publicly traded and privately held equity securities. For publicly traded securities, we reclassified other comprehensive losses from equity to non-operating losses in our consolidated statements of operations and recorded additional write-downs for the "other-than-temporary" declines in the market value of these investments as the stock market has sustained significant declines in value. In the case of privately held investments, many of the companies were experiencing deteriorating financial conditions and/or an inability to raise additional capital, which represented significant indicators of value impairment. The fiscal 2002 other non-operating loss was partially offset by a $558,000 gain on the sale of marketable securities during the second quarter of fiscal 2002.

During fiscal 2001, a $4.6 million write-down was taken to establish a reserve for investments made in privately held companies that were considered to have an "other than temporary" impairment to value. In addition, we made a one-time pledge of a charitable contribution of $1.2 million to the University of California at Santa Barbara to endow a Cree chair in solid state lighting and displays and for other uses. Finally, a $100,000 charge was recorded related to one-time charges for expenses incurred for the acquisition of Nitres. These charges were offset by a $6.0 million gain on the sale of marketable securities during the year.

Interest Income, net. Interest income, net has decreased 64% to $5.7 million in fiscal 2002 from $15.7 million in fiscal 2001 due to significantly lower interest rates available in fiscal 2002. In addition, slightly lower cash amounts were available as $20.3 million was used to repurchase our own stock during fiscal 2002.

Income Tax (Benefit) Expense. Income tax (benefit) expense for fiscal 2002 was a benefit of $28.7 million compared to an expense of $22.3 million in fiscal 2001. The fiscal 2002 income tax benefit resulted from significant charges of $143.9 million taken during the year. These charges included the write-off of property and equipment due to changes in technology, the impairment of goodwill and intangible assets at Cree Microwave and other charges relating to the downturn in business, and an "other than temporary" decline in fair value of marketable and privately held securities. Our effective tax rate during fiscal 2002 was 22% compared to 33% in fiscal 2001. At June 30, 2002, we also maintained $28.5 million of deferred tax assets that were not reserved for by us as we target to return to profitable operations over the next several periods and target being able to use the assets in their entirety.

The minimum amount of future taxable income that will be required to realize existing deferred tax assets is approximately $66 million, $20 million of which will need to occur within the next 20 years to offset existing net operating losses. The new tax act, "The Job Creation and Workers' Assistance Act of 2002" will allow us to recover past alternative minimum tax that has been paid. This amount has been recorded as a tax receivable. The new legislation also allows us more favorable depreciation. Historically, reported taxable income has been significantly lower than income reported for financial reporting purposes. The primary reasons for this difference are the timing differences for depreciation, stock option deductions for tax purposes, other tax planning strategies, and impairment charges expensed for financial accounting purposes, which are not tax deductible.

Fiscal Years Ended June 24, 2001 and June 25, 2000

Revenue. Revenue grew 63% to $177.2 million in fiscal 2001 from $108.6 million in fiscal 2000. This increase was attributable to higher product revenue, which rose 65% to $159.5 million in fiscal 2001 from $96.7 million in fiscal 2000. Without the acquisition of Cree Microwave in December 2000, revenue for fiscal 2001 would have increased 46% over the prior year comparative results. Much of the increase in revenue from our traditional business resulted from demand for our LED and SiC wafer products. LED chip volume increased 104% over units delivered in the prior year. The largest increase occurred as a result of the introduction of our UltraBright(TM) product line in fiscal 2001. During fiscal 2000 only our high brightness and standard brightness product lines were available for sale. Our standard brightness products also increased 65% in fiscal 2001 in terms of units shipped over the prior year due to strong demand for automotive and indicator light applications. Average LED sales prices declined 18% for the twelve months ended June 2001 compared to the prior year average due to expected contractual volume discounts given to customers.

SiC wafer sales increased 71% over the prior year due to demand from corporate and research customers, including certain customers using our wafers for commercial production. Wafer units sold increased 107%, while average sales prices declined 16% due to a higher mix of volume sales related to wafers used in commercial production. Sales of gemstone products declined 63% during fiscal year 2001 as compared to fiscal 2000 due to inventory reduction efforts at C&C.

Revenue from Cree Microwave was $19.2 million for fiscal 2001. This represents six months of sales for the unit as it was acquired in December 2000 and accounted for using the purchase method of accounting. Since we acquired Cree Microwave in December 2000, there were no sales for this unit in fiscal 2000.

Contract revenue received from U.S. Government agencies and non-governmental customers increased 50% during fiscal 2001 compared to fiscal 2000, due to additional contract awards. Seven new contract awards were received during fiscal 2001.

Gross Profit. Gross profit increased 56% to $87.5 million in fiscal 2001 from $56.2 million in fiscal 2000. Compared to the prior year, gross margins declined from 52% to 49% of revenue. Lower margins resulted from a combination of reduced profitability for LED devices and the acquisition of Cree Microwave. LED margins declined due to average sales prices decreasing at a faster rate than average costs. During fiscal 2001 average LED costs declined 11% while average sales prices were reduced 18%. LED costs did not decline as quickly as revenue due to lower yields as a result of new product introductions and chip modifications made to our products in the second half of the year. In addition, factory throughput was reduced during the fourth quarter of fiscal 2001, which resulted in higher costs per chip. The margins for Cree Microwave averaged 44% as a percentage of revenue due to the competitive environment for LDMOS chips. Cree Microwave was 11% of total revenue in fiscal 2001.

Research and Development. Research and development expenses increased 84% in fiscal 2001 to $13.0 million from $7.1 million in fiscal 2000. Much of this increase resulted from the acquisition of Cree Microwave, as well as greater investment made for research in the RF and microwave, power and optoelectronic programs. Without the acquisition of Cree Microwave, research and development expenses would have increased 62% over the prior year.

Sales, General and Administrative. Sales, general and administrative expenses increased 63% in fiscal 2001 to $18.1 million from $11.1 million in fiscal 2000. This increase in expenses is due to the acquisition of Cree Microwave and greater spending to support the overall growth of the business, as well as costs associated with ongoing intellectual property litigation. Without the acquisition of Cree Microwave, sales, general and administrative expenses would have increased 44% over the prior year.

Intangible Asset Amortization and In-Process Research and Development Costs. The purchase of Cree Microwave generated goodwill and other intangible assets, which will be amortized over periods ranging from five to ten years. In addition, as a result of the acquisition of Cree Microwave, we recorded a one-time charge of $17.4 million in the third quarter of fiscal 2001 associated with acquired in-process research and development costs.

Other Expense. Other expense decreased 95% to $62,000 during fiscal 2001 from $1.3 million in fiscal 2000. The decrease was attributable to fewer fixed asset disposals.

Other Non-Operating Income. Other non-operating income decreased 88% to $82,000 in fiscal 2001 from $656,000 in fiscal 2000. This decrease was attributable to a $4.6 million write down taken in the fourth quarter of fiscal 2001 to establish a reserve for investments made in private companies that was considered to be an "other-than-temporary" decline in fair value. In addition, we made a one-time pledge of a charitable contribution of $1.2 million to the University of California at Santa Barbara to endow a Cree chair in solid state lighting and displays, and for other uses, in the first quarter of fiscal 2001.

Finally, a $100,000 charge was recorded related to one-time charges for expenses incurred for the acquisition of Nitres. These charges were offset by a $6.0 million gain on the sale of investment securities during the year. During fiscal 2000, a $4.1 million gain was recognized on the sale of securities. This gain combined with one-time proceeds from an insurance recovery of $400,000, more than offset a $3.8 million one-time charge for expenses incurred with the acquisition of Nitres.

Interest Income, net. Interest income, net has increased 67% to $15.7 million in fiscal 2001 from $9.4 million in fiscal 2000 due to higher average cash balances being available in fiscal 2001 as a result of the public stock offering completed in January 2000. Higher interest rates in fiscal 2001 also contributed to increased interest income.

Income Tax Expense. Income tax expense for fiscal 2001 was $22.3 million compared to $16.3 million in fiscal 2000. This increase resulted from increased profitability during fiscal 2001 over fiscal 2000, as adjusted for the cost of in-process research and development which is non-deductible in the current period for tax purposes. Our effective tax rate during fiscal 2001 was 33% compared to 35% in fiscal 2000.

Liquidity and Capital Resources

We have funded our operations to date through sales of equity, bank borrowings and from product and contract gross profits. As of June 30, 2002, we had working capital of $151.8 million, including $106.1 million in cash, cash equivalents and short-term investments held to maturity. As of June 30, 2002, we invested $64.2 million in long term securities held to maturity in order to receive a higher interest rate on our cash. Operating activities generated $39.1 million in fiscal 2002 compared with $74.8 million generated during fiscal 2001. This decrease was primarily attributable to a $31.2 million increase in deferred income tax assets that was generated from the $143.9 million in pretax charges taken in fiscal 2002. Depreciation and amortization increased by $13.0 million in fiscal 2002, due to new equipment purchased primarily in fiscal 2001. Tax benefits from stock options were also $4.3 million lower in fiscal 2002. These inflows of cash were partly offset by a $2.8 million increase in inventory due to increased shipments anticipated for early fiscal 2003 and inventory being maintained at an offsite location, and a $3.8 million increase to prepaid expenses mostly for higher insurance premiums.

Cash used by investing activities in fiscal 2002 was $116.9 million. Net investments of $51.8 million were made in securities held to maturity and $13.8 million was invested in available for sale securities. $41.7 million was invested in property and equipment and in additional deposits for property and equipment. The majority of the increase in spending was due to new equipment additions to increase manufacturing capacity in our epitaxy, clean room and package and test areas. Finally, $9.1 million was invested in other long-term assets during fiscal 2002 and reflects strategic investments made in private companies.

Cash used in financing activities included common stock repurchases of 1.49 million shares of our common stock on the open market for $20.3 million or an average cost of $13.63 per share. This was partially offset by the receipt of $7.2 million for the exercise of stock options and shares issued under our employee stock purchase program.

We target approximately $50.0-60.0 million in capital spending for fiscal 2003. We anticipate that the majority of the expenditures will be made for new equipment and will be funded by cash from operations. We may also issue additional shares of common stock for the acquisition of complementary businesses or other significant assets. From time to time, we evaluate potential acquisitions of and investments in complementary businesses and anticipate continuing to make such evaluations.



Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Quantitative Disclosures:

As of June 30, 2002, we maintain investments in equity securities that are treated for accounting purposes under SFAS 115 as "available-for-sale" securities. These investments are normally carried at fair market value based upon the quoted market price of that investment at the end of the reporting period, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholder's equity. It is our policy to write down these equity investments to their market value and record the related write-down as an investment loss on our consolidated statements of operations when the investment has an "other-than-temporary" decline in value. At June 30, 2002, we believe that an "other-than-temporary" decline existed in our marketable equity securities and we recorded an "other-than-temporary" investment loss of $22.0 million related to our available for sale marketable securities. These investments are subject to market risk of equity price changes. Management views these stock holdings as an investment; therefore, the shares are accounted for as "available for sale" securities under SFAS 115. The fair market value of these investments as of June 30, 2002, using the closing sale price as of June 28, 2002, was $6.0 million. These equity securities are held for purposes other than trading. Our equity portfolio consists of securities with characteristics that most closely match the Nasdaq National Market. The Nasdaq Composite Index has shown a 72% decline over the past two years, therefore if there was a 72% adverse change in the market prices, our portfolio would decrease in value by $4.3 million.

An adverse movement of equity market prices would also have an impact on our portfolio of non-marketable strategic equity securities, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. At June 30, 2002, our non-marketable strategic equity securities had a carrying amount of $16.0 million.

We have invested some of the proceeds from our January 2000 public offering into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. At June 30, 2002, the Company had $157.6 million invested in these securities. We currently have no debt outstanding.

Qualitative Disclosures:

Our investments in publicly traded equity securities are subject to the market risk of equity price changes. While we cannot predict or manage the future market price for such stock, management continues to evaluate our investment position on an on-going basis.

Item 8.     Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                                              Page
                                                                                              ----
Report of Independent Auditors ..............................................................  48


Consolidated Balance Sheets as of June 30, 2002 and June 24, 2001 ...........................  49


Consolidated Statements of Operations for the years ended June 30, 2002, June 24, 2001 and
June 25, 2000 ...............................................................................  50


Consolidated Statements of Cash Flow for the years ended June 30, 2002, June 24, 2001 and
June 25, 2000 ...............................................................................  51


Consolidated Statements of Shareholders' Equity for the years ended June 30, 2002,
June 24, 2001 and June 25, 2000 .............................................................  52


Notes to Consolidated Financial Statements ..................................................  53

                         REPORT OF INDEPENDENT AUDITORS





Board of Directors and Shareholders
Cree, Inc.

We have audited the accompanying consolidated balance sheets of Cree, Inc. as of June 30, 2002 and June 24, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cree, Inc. at June 30, 2002 and June 24, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.





                                         /s/ Ernst & Young LLP

Raleigh, North Carolina
July 24, 2002

                                   CREE, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                    June 30,              June 24,
                                                                                      2002                  2001
                                                                                   -----------          ------------
ASSETS
Current assets:
       Cash and cash equivalents                                                   $    73,744          $    164,562
       Short-term investments held to maturity                                          32,396                36,965
       Marketable securities available for sale                                          6,008                 6,675
       Accounts receivable, net                                                         34,592                34,850
       Interest receivable                                                               2,083                 1,270
       Inventories, net                                                                 17,966                15,202
       Deferred income taxes                                                             1,122                 4,172
       Prepaid expenses and other current assets                                         5,994                 2,220
                                                                                   -----------          ------------
              Total current assets                                                     173,905               265,916

       Property and equipment, net                                                     211,685               226,920
       Goodwill and intangible assets, net                                                  --                83,282
       Long-term investments held to maturity                                           64,225                 7,971
       Deferred income taxes                                                            27,365                    --
       Patent and license rights, net                                                    4,251                 3,246
       Other assets                                                                     22,764                27,788
                                                                                   -----------          ------------
              Total assets                                                         $   504,195          $    615,123
                                                                                   ===========          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable, trade                                                     $    13,075          $     14,147
       Accrued salaries and wages                                                        4,010                 2,435
       Other accrued expenses                                                            4,969                 5,156
                                                                                   -----------          ------------
              Total current liabilities                                                 22,054                21,738

Long term liabilities:
       Deferred income taxes                                                                --                 3,850
       Other long-term liabilities                                                          37                   438
                                                                                   -----------          ------------
              Total long-term liabilities                                                   37                 4,288

Shareholders' equity:
       Preferred stock, par value $0.01; 3,000 shares authorized at
         June 30, 2002 and June 24, 2001; none issued and outstanding                       --                    --
       Common stock, par value $0.00125; 200,000 shares authorized at
         June 30, 2002 and June 24, 2001; 72,729 and 72,907 shares issued
         and outstanding at June 30, 2002 and June 24, 2001, respectively                   90                    91
       Additional paid-in-capital                                                      508,432               518,781
       Deferred compensation                                                              (696)               (1,211)
       (Accumulated deficit) retained earnings                                         (25,722)               76,001
       Accumulated other comprehensive loss, net of tax                                     --                (4,565)
                                                                                   -----------          ------------
              Total shareholders' equity                                               482,104               589,097
                                                                                   -----------          ------------
              Total liabilities and shareholders' equity                           $   504,195          $    615,123
                                                                                   ===========          ============

         The accompanying notes are an integral part of the consolidated financial statements.

                                   CREE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                           Year Ended
                                                --------------------------------------------------------------
                                                     June 30,               June 24,              June 25,
                                                       2002                   2001                  2000
                                                -------------------    ------------------    -----------------
Revenue:
  Product revenue, net                              $ 136,230              $ 159,533             $  96,742
  Contract revenue, net                                19,204                 17,694                11,820
                                                -------------------    ------------------    -----------------
   Total revenue                                      155,434                177,227               108,562

Cost of revenue:
  Product revenue, net                                 78,249                 76,734                43,399
  Contract revenue, net                                13,827                 12,967                 8,963
                                                -------------------    ------------------    -----------------
   Total cost of revenue                               92,076                 89,701                52,362
                                                -------------------    ------------------    -----------------
Gross profit                                           63,358                 87,526                56,200

Operating expenses:
  Research and development                             28,026                 12,980                 7,054
  Sales, general and administrative                    25,618                 18,111                11,091
  Intangible asset amortization                         6,765                  4,537                    --
  In-process research and development costs                --                 17,400                    --
  Impairment charges and other expense                 97,223                     62                 1,305
                                                -------------------    ------------------    -----------------
(Loss) income from operations                         (94,274)                34,436                36,750

Other non-operating (expense) income                  (41,848)                    82                   656
Interest income, net                                    5,708                 15,668                 9,400
                                                -------------------    ------------------    -----------------
   (Loss) income before income taxes                 (130,414)                50,186                46,806

Income tax (benefit) expense                          (28,691)                22,343                16,286
                                                -------------------    ------------------    -----------------
   Net (loss) income                                ($101,723)             $  27,843             $  30,520
                                                ===================    ==================    =================

(Loss) earnings per share:
   Basic                                               ($1.40)             $    0.39             $    0.46
                                                ===================    ==================    =================
   Diluted                                             ($1.40)             $    0.37             $    0.43
                                                ===================    ==================    =================

Shares used in per share calculation:
   Basic                                               72,718                 72,243                65,930
                                                ===================    ==================    =================
   Diluted                                             72,718                 75,735                70,434
                                                ===================    ==================    =================

    The accompanying notes are an integral part of the consolidated financial statements.

                                   CREE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                                         Year Ended
                                                               --------------------------------------------------------------
                                                                  June 30,                June 24,               June 25,
                                                                    2002                    2001                   2000
                                                               --------------          ---------------        ---------------
Operating activities:
       Net (loss) income                                           ($ 101,723)         $        27,843        $        30,520
       Adjustments to reconcile net (loss) income to net
        cash provided by operating activities:
       Depreciation and amortization                                   32,400                   21,948                 10,803
       Loss on retirement of property and equipment and
        patents                                                        18,298                      134                  1,256
       Amortization of patent rights                                      293                      194                    145
       Amortization of intangible assets                                6,796                    4,537                     --
       Amortization of premium on securities held to maturity             157                       --                     --
       Write-off of goodwill and other intangible assets               76,488                       --                     --
       Acquired in-process research & development                          --                   17,400                     --
       Write-down of long-term investments                             20,377                    4,600                     --
       Purchase of marketable trading securities                       (1,546)                 (17,498)                (1,786)
       Proceeds from sale of marketable trading securities              2,104                   23,498                  2,280
       Gain on marketable trading securities                             (558)                  (6,000)                  (494)
       Loss (gain) on available for sale securities                    22,028                       --                 (3,567)
       Deferred income taxes                                          (31,200)                  13,514                (11,617)
       Income tax benefits from stock option exercises                  2,712                    7,022                 27,336
       Amortization of deferred compensation                              515                      544                    980
Changes in operating assets and liabilities:
           Accounts and interest receivable                              (555)                 (18,432)                   (91)
           Inventories                                                 (2,764)                  (2,035)                (5,334)
           Prepaid expenses and other current assets                   (3,773)                    (735)                  (263)
           Other long-term assets                                        (833)                      --                     --
           Accounts payable, trade                                     (1,073)                    (924)                 6,447
           Accrued expenses and other liabilities                         987                     (842)                 6,356
                                                               --------------          ---------------        ---------------
Net cash provided by operating activities                              39,130                   74,768                 62,971
                                                               --------------          ---------------        ---------------

Investing activities:
       Purchase of available for sale securities                      (13,761)                      --                (12,500)
       Proceeds from sale of available for sale securities                 --                       --                  6,291
       Costs associated with the acquisition of Cree
        Microwave                                                          --                   (1,946)                    --
       Purchase of securities held to maturity                       (118,807)                  (7,971)              (195,883)
       Proceeds from maturities of securities held to
        maturity                                                       66,965                  147,461                 11,457
       Purchase of and deposits for property and equipment            (41,635)                (106,194)               (78,047)
       Proceeds from sale of property and equipment                       721                      123                     --
       Purchase of patent rights                                       (1,318)                  (1,150)                  (727)
       Increase in other long-term assets                              (9,051)                 (26,910)                (5,141)
                                                               --------------          ---------------        ---------------
           Net cash (used in) provided by investing
            activities                                               (116,886)                   3,413               (274,550)
                                                               --------------          ---------------        ---------------
Financing activities:
       Net repayment of long-term debt                                     --                       --                    (47)
       Net proceeds from issuance of common stock                       7,235                   10,346                272,924
       Net proceeds from sale of put options                               --                    2,860                     --
       Repurchase of common stock                                     (20,297)                 (30,668)                    --
                                                               --------------          ---------------        ---------------
           Net cash (used in) provided by financing
            activities                                                (13,062)                 (17,462)               272,877
                                                               --------------          ---------------        ---------------

Net (decrease) increase in cash and cash equivalents                  (90,818)                  60,719                 61,298
Cash and cash equivalents:
       Beginning of year                                              164,562                  103,843                 42,545
                                                               --------------          ---------------        ---------------
       End of year                                             $       73,744          $       164,562        $       103,843
                                                               ==============          ===============        ===============
Supplemental disclosure of cash flow information:
       Cash paid for interest, net of amounts capitalized      $           --          $            --        $            13
                                                               ==============          ===============        ===============
       Cash paid for income taxes                              $        1,901          $         1,492        $           272
                                                               ==============          ===============        ===============

Non-cash investing and financing activities:
       Deferred compensation                                   $          515          $           544        $         1,768
                                                               ==============          ===============        ===============
       Conversion of note payable to common stock              $           --          $            --        $           431
                                                               ==============          ===============        ===============
       Issuance of common stock in connection with the
       acquisition of Cree Microwave                           $           --          $       113,717        $            --
                                                               ==============          ===============        ===============

         The accompanying notes are an integral part of the consolidated financial statements.

                                   CREE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           YEARS ENDED JUNE 30, 2002, JUNE 24, 2001 AND JUNE 25, 2000
                                 (In thousands)

                                                                                     (Accumulated    Accumulated
                                             Common      Additional                    Deficit)         Other           Total
                                             Stock        Paid-in       Deferred       Retained     Comprehensive   Shareholders'
                                            Par Value     Capital     Compensation     Earnings     Income/(Loss)      Equity
                                           ----------- ------------- -------------- ------------- ---------------- ---------------
Balance at June 27, 1999                      $  77      $ 113,268      $  (967)      $  17,638       $    987        $ 131,003

Common stock options and warrants
exercised for cash, 954 shares                    3          6,750                                                        6,753
Employees granted stock options, 137
shares                                                         785         (785)                                             --
Employees granted stock, 171 shares                            983         (983)                                             --
Common stock warrants granted, 16 shares                        31                                                           31
Loan converted to common stock, 169
shares                                                         431                                                          431
Issuance of common stock for cash, 3,289
shares                                            8        266,132                                                      266,140
Income tax benefits from stock option
exercises                                                   27,336                                                       27,336
Amortization of deferred compensation                                       980                                             980

Net income                                                                               30,520                          30,520
Unrealized loss on securities available
for sale, net of tax of $27                                                                                (52)             (52)
                                                                                                                     -------------
Comprehensive income                                                                                                     30,468
                                           ----------- ------------- -------------- ------------- ---------------- ---------------
Balance at June 25, 2000                         88        415,716       (1,755)         48,158            935          463,142

Common stock options and warrants
exercised for cash, 870 shares                    2          7,368                                                        7,370
Issuance of common stock for cash, 113
shares                                                       2,976                                                        2,976
Issuance of common stock in connection
with purchase business combination,
2,657 shares                                      3        113,505                                                      113,508
Purchase and retirement of 1,850
treasury shares                                  (2)       (30,666)                                                     (30,668)
Income tax benefits from stock option
exercises                                                    7,022                                                        7,022
Amortization of deferred compensation                                       544                                             544
Premium Received Put Option buy back                         2,860                                                        2,860

Net income                                                                               27,843                          27,843
Unrealized loss on securities available
for sale, net of tax of $3,667                                                                          (5,500)          (5,500)
                                                                                                                   ---------------
Comprehensive income                                                                                                     22,343
                                           ----------- ------------- -------------- ------------- ---------------- ---------------
Balance at June 24, 2001                         91        518,781       (1,211)         76,001         (4,565)         589,097

Common stock options exercised for cash,
1,053 shares                                      1          4,229                                                        4,230
Issuance of common stock for cash, 245
shares                                                       3,005                                                        3,005
Purchase and retirement of 1,489
treasury shares                                  (2)       (20,295)                                                     (20,297)
Income tax benefits from stock option
exercises                                                    2,712                                                        2,712
Amortization of deferred compensation                                       515                                             515

Net loss                                                                               (101,723)                       (101,723)
Unrealized losses on securities
available for sale, net of taxes of
$3,174                                                                                                 (11,253)         (11,253)

Losses on available for sale securities
reclassified from other comprehensive
income, net of taxes of $6,210 due to an
other than temporary decline in value                                                                   15,818           15,818
                                                                                                                   ---------------
Comprehensive loss                                                                                                      (97,158)
                                           ----------- ------------- -------------- ------------- ---------------- ---------------
Balance at June 30, 2002                      $  90      $ 508,432      $  (696)      $ (25,722)      $     --        $ 482,104
                                           =========== ============= ============== ============= ================ ===============

    The accompanying notes are an integral part of the consolidated financial statements.

                                   CREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

1.       NATURE OF BUSINESS

Cree, Inc., the "Company," or "Cree," a North Carolina corporation, develops, manufactures, and markets silicon carbide ("SiC") and gallium nitride ("GaN") based semiconductor materials and devices as well as radio frequency ("RF") and microwave devices made from silicon. Revenues are primarily derived from the sale of near ultra-violet, ("UV"), blue and green light emitting diodes ("LEDs"), SiC based materials and RF and microwave devices. The Company markets its UV, blue and green LED chip products principally to customers who incorporate them into packaged lamps for resale to original equipment manufacturers. The Company also sells SiC material products primarily to corporate, government, and university research laboratories. RF and microwave devices are sold primarily to power amplifier manufacturers. In addition, the Company is engaged in a variety of research programs related to the advancement of SiC and GaN process technology and the development of electronic and optoelectronic devices that take advantage of these materials' unique physical and electronic properties. The Company has historically recovered the costs of a significant portion of its research and development efforts from revenues on contracts with agencies of the U.S. Federal government.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc., and its wholly-owned subsidiaries, Cree Microwave, Inc. ("Cree Microwave"), Cree Lighting Company ("Cree Lighting"), Cree Research FSC, Inc. ("FSC"), Cree Funding, LLC ("Cree Funding"), Cree Employee Services Corporation, Cree Technologies, Inc., CI Holdings, Limited, Cree Asia-Pacific, Inc and Cree Japan, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Business Combination

On December 29, 2000, the Company completed the acquisition of the Cree Microwave division (formerly known as UltraRF) of Spectrian Corporation, or Spectrian, through the purchase of assets of the business by Cree's wholly owned subsidiary, Cree Microwave, Inc. in a business combination accounted for using the purchase method. Under the terms of the Asset Purchase Agreement, Cree Microwave acquired substantially all of the net assets of the business from Spectrian in exchange for a total of 2,656,917 shares of Cree common stock valued at $113.5 million. Of the total shares issued, 191,094 shares were placed in escrow and proceeds from the sale of such shares were retained in escrow to secure Spectrian's representations, warranties and covenants under the Asset Purchase Agreement. Under the terms of the escrow arrangement, one-half of the funds were released to Spectrian in June 2001 and the balance was released in December 2001 because no claims were made against the escrowed assets. The results of operations of Cree Microwave have been included in the consolidated results of the Company since the date of acquisition.

In connection with the acquisition of the Cree Microwave business, the Company recognized a one-time charge of $17.4 million during fiscal 2001 representing the write-off of the appraised value of certain acquired in-process research and development costs as of the acquisition date.

Pro Forma Summary Data

The following pro forma summary data for the twelve months ended June 24, 2001 presents the consolidated results of operations as if the acquisition of Cree Microwave made during 2001 had occurred as of June 26, 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of June 26, 2000 or of results that may occur in the future.

                                                   Year Ended June 24, 2001
                                                   (in 000's except per share
                                                             data)
                                                   --------------------------

      Pro forma revenue                                   $ 194,357
      Pro forma net income                                   42,065

      Pro forma basic net income per share                $    0.58
      Pro forma diluted net income per share              $    0.56

On May 1, 2000, the Company acquired Nitres, Inc. ("Nitres") in a business combination accounted for as a pooling of interests. Nitres, became a wholly owned subsidiary (Cree Lighting Company) of the Company through the exchange of 3,695,492 shares of the Company's common stock for all of the outstanding stock of Nitres. In addition, the Company assumed outstanding stock options and warrants, which after adjustment for the exchange represented a total of 304,446 options and warrants to purchase shares of Cree's common stock. The accompanying consolidated financial statements for fiscal 2000 are based on the assumption that the companies were combined for the full year. All prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Nitres, as though Nitres had been a part of the Company for all periods presented.

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

                                                                  (Unaudited)
                                                               Nine months ended
                                                                 March 26, 2000
                                                                   (in 000's)
                                                             -------------------
      Net sales and other revenue:
      As previously reported by Cree, Inc.                          $   72,342
      Nitres, Inc.                                                       2,887
      Elimination of intercompany transactions                             (27)
                                                             -------------------
      As restated                                                   $   75,202
                                                             ===================

      Net income (loss):
      As previously reported by Cree, Inc.                          $   19,575
      Nitres, Inc.                                                        (392)
      Elimination of intercompany transactions                             (20)
                                                             -------------------
      As restated                                                   $   19,163
                                                             ===================

Elimination of Prior Intercompany Transactions

Prior to May 1, 2000, the Company and Nitres, in the normal course of business, entered into certain transactions for the purchase and sale of merchandise. These intercompany transactions have been eliminated in the accompanying restated consolidated financial statements.

Business Segments

The Company operates in two business segments, Cree and Cree Microwave. The Cree segment incorporates its proprietary technology to produce wide bandgap compound semiconductors using SiC and GaN. Products from this segment are sold for use in cellular handsets, automotive backlighting, indicator lamps, full color LED displays and other lighting applications as well as microwave and power applications. The Cree segment also sells SiC material products to corporate, government and university research laboratories and generates revenue from contracts with agencies of the U.S. Federal government.

The Cree Microwave segment designs, manufactures and markets a line of silicon-based laterally diffused metal oxide semiconductors, or LDMOS and bipolar radio frequency power semiconductors and modules, the critical component utilized in building power amplifiers for wireless infrastructure applications.

Summarized financial information concerning the reportable segments as of and for the years ended June 30, 2002 and June 24, 2001 is shown in the following table. The "Other" column represents amounts excluded from specific segments such as interest income and write-downs for investments made in publicly and privately held equity securities. In addition, the "Other" column also includes corporate assets such as cash and cash equivalents, short-term investments held to maturity, marketable securities, interest receivable and long-term investments held to maturity which have not been allocated to a specific segment.

          As of and for the Year Ended                                          Cree
            June 30, 2002 (in 000's)                           Cree           Microwave          Other            Total
      -------------------------------------------------   ---------------  ---------------- ---------------- ---------------
      Revenue                                             $  130,639       $    24,795      $         --     $    155,434
      Depreciation and amortization                           30,168             2,232                --           32,400
      Loss before income taxes                                (4,891)          (89,384)          (36,139)        (130,414)
      Assets                                              $  289,921       $    19,187      $    195,087     $    504,195

          As of and for the Year Ended                                          Cree
          June 24, 2001 (in 000's)                             Cree           Microwave          Other            Total
      -------------------------------------------------   ---------------  ---------------- ---------------- ---------------
      Revenue                                             $  157,999       $    19,228      $         --     $    177,227
      Depreciation and amortization                           20,991               957                --           21,948
      Income (loss) before income taxes                       51,743           (17,225)           15,668           50,186
      Assets                                              $  298,495       $    99,185      $    217,443     $    615,123

      QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

      The following is a summary of the Company's consolidated quarterly results of operations for each of the fiscal years ended June 30, 2002 and June 24, 2001 (in thousands, except per share data).

                                        September 23,        December 23,        March 24,        June 30,          Fiscal Year
                                            2001                 2001              2002             2002                2002
                                        ----------------------------------      ------------------------------------------------
Net revenue                                    $43,166            $ 41,092          $ 33,376         $ 37,800          $ 155,434
Cost of revenue                                 23,262              21,717            24,999           22,098             92,076
Net income (loss)                              $ 6,460            $(17,376)         $(68,286)        $(22,521)         $(101,723)

Earnings (loss) per share:
      Basic                                    $  0.09              ($0.24)           ($0.94)          ($0.31)            ($1.40)
      Diluted                                  $  0.09              ($0.24)           ($0.94)          ($0.31)            ($1.40)

                                        September 24,        December 24,        March 25,        June 24,          Fiscal Year
                                            2000                 2000              2001             2001                2001
                                        --------------       -------------      ------------    -------------       ------------
Net revenue                                    $37,642            $ 41,494          $ 53,365         $ 44,726          $ 177,227
Cost of revenue                                 17,076              19,420            27,668           25,537             89,701
Net income (loss)                              $12,655            $ 13,861          $ (5,182)        $  6,509          $  27,843

Earnings (loss) per share:
      Basic                                    $  0.18            $   0.19            ($0.07)        $   0.09          $    0.39
      Diluted                                  $  0.17            $   0.18            ($0.07)        $   0.09          $    0.37

      Reclassifications

      Certain 2001 and 2000 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

      Fiscal Year

      The Company's fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. Fiscal 2002 was a 53-week year that ended on June 30, 2002.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at June 30, 2002 and June 24, 2001, and the reported amounts of revenues and expenses during the years ended June 30, 2002, June 24, 2001 and June 25, 2000. Actual amounts could differ from those estimates.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. If inventory is maintained at a consigned location, revenue is recognized when our customer pulls product for their use. We provide our customers with a limited right of return. Revenue is recognized at shipment, and we record a reserve for sales returns. Revenue from government contracts is recorded on the percentage-of-completion method as expenses per contract are incurred.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term and long-term investments, available for sale securities, accounts and interest receivable, accounts payable, debt, and other liabilities approximate fair values at June 30, 2002 and June 24, 2001.

Investments

Investments are accounted for in accordance with Statement of Financial Accounting Standards 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement requires certain securities to be classified into three categories:

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

At June 30, 2002, the Company held marketable equity securities available-for-sale of two public companies. At June 30, 2002, the Company owned 356,000 common shares in the first public company at an average cost of $40.10 per share, or a total cost of $14.3 million. These shares were purchased through two transactions between May 1999 and April 2000. In June 2000, 162,600 shares were sold for $6.3 million, with a gain on the sale recognized for $3.6 million. The fair market value of the remaining shares held as of June 30, 2002 was $1.9 million.

At June 30, 2002, the Company owned 691,000 common shares in the second public company at an average cost of $19.91 per share, or a total cost of $13.8 million. These shares were purchased between June 2001 and October 2001. The fair market value of these shares as of June 30, 2002 was $4.1 million.

Management views these transactions as strategic investments and the shares are accounted for as "available-for-sale" securities under SFAS 115. The Company carries these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders' equity. Realized gains and losses are recognized upon sale or when declines in value are deemed to be "other than temporary" on our consolidated statements of operations. The Company reviews equity holdings on a regular basis to evaluate whether or not each security has experienced an "other-than-temporary" decline in fair value. This policy requires, among other things, a review of each of the companies' cash position, earnings\revenue outlook, stock price performance, liquidity, ability to raise capital and management\ownership. Based on this review, if the Company determines that an "other-than-temporary" decline exists in the value of one of our marketable equity securities, it is the Company's policy to write-down these equity investments to the respective market value. The related write-down will then be recorded as an investment loss on the Company's consolidated statements of operations. As of June 30, 2002, the Company believed that an "other-than-temporary" decline in market value had occurred in both of these marketable equity investments. Accordingly, the Company has written down these equity investments to their market values as of June 30, 2002 and recorded the unrealized losses previously recorded as comprehensive items as a non-operating loss on our consolidated statements of operations. The total amount of the charge to non-operating expenses in the consolidated statements of operations for the year ended June 30, 2002 relating to these investments was $22.0 million. One of the companies the Company invested in funded a research and development project for custom LEDs and lasers. The amount of funding received by the Company was $4.4 million; $4.7 million and $3.1 million for the fiscal years ended June 30, 2002, June 24, 2001 and June 25, 2000, respectively. The amount of the research and development funding received from the company was recorded as an offset to research and development expense. The Company does not anticipate additional funding from this company.

As of June 30, 2002, the Company's short-term investments held to maturity included $32.4 million in high-grade corporate bonds and other debt securities that mature within one year. As of June 24, 2001, the Company's short-term investments held to maturity totaled $36.9 million consisting of high-grade corporate bonds. The Company purchased these investments with a portion of the proceeds from its public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to-maturity" under SFAS 115. The securities are reported on the consolidated balance sheets at amortized cost, as a short-term investment with unpaid interest included in interest receivable.

As of June 30, 2002, the Company's long-term investments held to maturity consisted of $64.2 million in high-grade corporate bond holdings and other debt securities that mature after June 29, 2003. As of June 24, 2001, the Company's long-term investments held to maturity consisted of $7.9 million in high-grade corporate bond holdings. The Company purchased the corporate bonds with a portion of the proceeds from the public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as "securities held-to-maturity" under SFAS
115. The securities are reported on the consolidated balance sheets at amortized cost, as a long-term held to maturity investment with unpaid interest included in interest receivable if interest is due in less than 12 months, and as a long-term other asset if interest is due in more than 12 months. These investments mature over periods ranging from 13 months to 2 years.

As of June 30, 2002, the Company maintained $16.0 million of net investments in privately held companies, which are included in other assets on the consolidated balance sheet. Since the Company does not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting. Because the shares of stock the Company received in these investments are not publicly traded, there is no established market for these securities. The Company has a policy to review the fair value of these investments on a regular basis to evaluate the carrying value of such investments. This policy includes, but is not limited to, reviewing each of the companies' cash position, financing needs, earnings\revenue outlook, operational performance, management\ownership changes and competition. The evaluation process is based on information requested from the privately held companies by the Company. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If the Company determines that the carrying value of an investment is at an amount in excess of fair value, it is the Company's policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on the Company's consolidated statements of operations. During fiscal 2002 and fiscal 2001, the Company recognized write-downs of these investments of $20.4 million and $4.6 million, respectively, representing the Company's best estimate of "other-than-temporary" declines in value. Two of the companies we invested in funded research and development projects. One of the projects was for brighter LEDs; the other project was for SiC RF transistors. The total amount of funding received by the Company was $3.5 million, $5.2 million and $0 for the fiscal years ended June 30, 2002, June 24, 2001 and June 25, 2000, respectively. The amount of the research and development funding received from the companies was recorded as an offset to research and development expense. We anticipate $500,000 of additional funding in fiscal 2003 under the remaining program.

During the first half of fiscal 2002, the Company purchased 150,000 common shares in a public company at an average cost of $10.31 per share, or a total cost of $1.5 million. These shares were purchased between September 2001 and October 2001. The Company sold all of these common shares in November 2001 and December 2001 at an average price of $14.03 per share, or total proceeds of $2.1 million. The sale of these marketable trading securities resulted in the Company recording a realized gain on the sale of stock of $558,000. These securities were classified as trading securities due to the short time they were owned by the Company. During fiscal 2001, the Company purchased and sold marketable available-for-sale securities that resulted in the Company recording a realized gain on the sale of stock of $6.0 million, using the specific identification method of cost determination for such investments.

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. It is the Company's policy to record a reserve against inventory once it has been determined that conditions exist which may not allow the Company to sell the inventory for its intended purpose, the inventory's value is determined to be less than cost, or it is obsolete. The charge for the inventory reserves is recorded in cost of revenue on the statement of operations. In the event the Company later sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold at the full inventory cost. The Company evaluates inventory levels quarterly against sales forecasts on a part-by-part basis and evaluates its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales as well as overall inventory risk assessed by management.

As of June 30, 2002, the Company maintained a $2.3 million reserve for inventory. Of the total reserve amount, $1.8 million is attributable to the Cree Microwave segment and $477,000 is attributable to the Cree segment.

The majority of the reserve at Cree Microwave was recorded during the third quarter of fiscal 2002, due to information that was obtained during contract negotiations with Spectrian, its significant customer, regarding specific order needs over the next several quarters. Spectrian has purchased more than 90% of the products sold by Cree Microwave since it was acquired from Spectrian in December 2000. During these contract negotiations, Spectrian indicated that it would only purchase the latest generation LDMOS devices from Cree Microwave after the fourth quarter of fiscal 2002. As a result, the Company fully reserved for inventories of non-LDMOS and other older devices deemed unsaleable in the third quarter of fiscal 2002. The Company disposed of a portion of this inventory during the fourth quarter of fiscal 2002, and the remainder will be disposed of within the next twelve months.

In the fourth quarter of fiscal 2002, the Company had inventory write-downs of $690,000 related to a packaging issue identified by some customers for the XBright(TM) family of products. At June 30, 2002, the Cree segment reserve consisted of $477,000 for raw materials, LED and wafer finished goods inventory.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to forty years. Leasehold improvements are amortized over the lesser of the asset life or the life of the related lease. Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in operations. During the years ended June 30, 2002, June 24, 2001 and June 25, 2000, the Company recorded $19.0 million, $100,000 and $1.3 million, respectively, as losses on retirement or impairments of property and equipment reflected in other operating expense on the consolidated statements of operations.

During October 1999, the Company entered into two agreements with Charles and Colvard, or C&C, to sell crystal growth equipment manufactured by the Company to C&C at cost plus a reasonable overhead allocation. As a result of these transactions, the Company recognized $227,000 in fiscal 2000 as "other operating income" for the overhead allocation portion of the sales price. In May 2000, the Company agreed to purchase all of the crystal growth equipment previously sold to C&C for a purchase price of $5.0 million, which was less than the Company's direct cost to manufacture the equipment.

In the second quarter of fiscal 2000, the Company completed a 42,000 square foot facility expansion at its production site near Research Triangle Park, North Carolina. In the third quarter of fiscal 2000, the Company purchased a 120,000 square foot facility on 17.5 acres of land adjacent to the existing production site. The Company uses this facility for general and administrative purposes as well as for general employee services functions. The cost to acquire this facility was $8.1 million. In addition, in fiscal 2002, the Company completed construction of a 147,000 square foot expansion of its main facility.

During fiscal 2000, the Company changed its depreciation policy to reflect lower useful lives on new manufacturing equipment. The useful lives have been reduced from nine years to five years for all manufacturing equipment purchased since the beginning of fiscal year 2000. In management's estimate, this new policy was necessary due to the changes in estimated useful lives of new equipment caused by technology changes anticipated with the future development of larger diameter wafers. Management estimates that the change in policy reduced the Company's fiscal 2000 net income by $889,000 or $0.03 per share.

Impairment of Property and Equipment

In accordance with SFAS 121, the Company reviews long-lived assets for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable. During the year ended June 30, 2002, the Company recorded impairment charges for property and equipment totaling $19.0 million related to assets to be disposed of, which is included as an other operating expense on the consolidated statements of operations. These impairment charges were due to technology decisions or changes resulting in the obsolescence of the assets. All of these assets were sold or disposed of by June 30, 2002.

Patent and License Rights

Patent rights reflect costs incurred to enhance and maintain the Company's intellectual property position. License rights reflect costs incurred to use the intellectual property of others. Both are amortized on a straight-line basis over the lesser of 20 years from the date of patent application or over the license period. The related amortization expense was $293,000, $194,000 and $145,000 for the years ended June 30, 2002, June 24, 2001 and June 25, 2000, respectively. Total accumulated amortization for patents and license rights was approximately $1.3 million and $990,000 at June 30, 2002 and June 24, 2001, respectively.

Goodwill and Intangible Assets

During the third quarter of fiscal 2002, the Company determined that business conditions for its Cree Microwave segment had changed due to several factors. First, Cree Microwave amended its supply agreement with Spectrian effective March 31, 2002, which resulted in a significant reduction in quarterly revenue expectations. In addition, Cree Microwave's outlook for acquiring additional customers in the near term weakened due to the deteriorating economic conditions and long product qualification cycles. Also, many of the products that Spectrian initially indicated it would purchase in the future have not yet been released to production. Under the amended supply agreement, if Cree Microwave is not able to produce LDMOS 8 devices qualified for Spectrian's applications in a timely manner, revenue from Spectrian may be significantly reduced after the June 2002 quarter. If our revenue declines significantly, it would have an adverse effect on our results of operations from this segment of business. Based on these impairment indicators, the Company performed an asset impairment analysis in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". As a result of this analysis, the remaining balance of goodwill and intangible assets of $76.5 million was deemed to be fully impaired, and was written off during the third quarter of fiscal 2002. This write-off was recorded as "other expense" on the consolidated statements of operations. See "Significant Sales Contracts" for further discussion of the Spectrian contract.

Prior to the impairment charge that was recorded during the third quarter of fiscal 2002, intangible assets included goodwill, current technology and workforce-in-place associated with the acquisition of Cree Microwave accounted for under the purchase method in December 2000. Goodwill was capitalized at $81.5 million and represented the excess of cost over the fair value of assets acquired and was amortized using the straight-line method over ten years. Current technology and workforce-in-place represented assets have been assigned values of $5.5 million and $800,000, respectively. These intangibles were being amortized under the straight-line method over eight and five years, respectively. During the first three-quarters of fiscal 2002, prior to the impairment charge, the expense for intangible asset amortization was $6.8 million. During fiscal 2001, the Company recorded $4.5 million of intangible asset amortization.

Research and Development

The U.S. Government provides funding through research contracts for several of the Company's current research and development efforts. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs are divided between the U.S. Government and the Company based on the terms of the contract. The government's cost share is then paid to the Company. Activities performed under these arrangements include research regarding SiC and GaN materials and devices. The contracts typically require the submission of a written report that documents the results of such research, as well as some material deliverables.

The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where the Company anticipates that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding as an offset of those expenses. The following table details information about contracts for which direct expenses exceeded funding by period as included in research and development expenses:

                                                                          Year Ended (in 000's)
                                                          -----------------------------------------------------
                                                              June 30,           June 24,           June 25,
                                                                2002               2001               2000
                                                          ----------------   ----------------   ---------------
Net research and development costs                             $   17            $   435            $   538
Government funding                                                276              1,306                868
                                                          ----------------   ----------------   ---------------
Total direct costs incurred                                    $  293            $ 1,741            $ 1,406
                                                          ================   ================   ===============

Customers contributed $9.0 million in fiscal 2002, $11.9 million in fiscal 2001 and $5.5 million in fiscal 2000 toward product research and development activities. In addition, customers are committed to spend an additional $462,000 in fiscal 2003 for research and development activities.

Credit Risk, Major Customers and Major Suppliers

Financial instruments, which may subject the Company to a concentration of credit risk, consist principally of short-term and long-term investments, marketable securities, cash equivalents and accounts receivable. Short-term and long-term investments consist primarily of high-grade corporate debt, commercial paper, government securities and other investments at interest rates that vary by security. The Company's cash equivalents consist primarily of money market funds. Certain bank deposits may at times be in excess of the FDIC insurance limits.

The Company sells its products to manufacturers and researchers worldwide and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses, in the aggregate, have generally been within management's expectations. The Company presently derives its contract revenue from contracts with the U.S. Government. Approximately 18% and 10% of the Company's accounts receivable balance at June 30, 2002 and June 24, 2001, respectively, was due from the U.S. Government. The Company had amounts due from Osram Opto Semiconductors GmbH, or Osram totaling 13% and 18%, of accounts receivable balances at June 30, 2002 and June 24, 2001, respectively. The Company had amounts due from Spectrian totaling 8% and 9% of accounts receivable balances at June 30, 2002 and June 24, 2001, respectively. The Company had amounts due from Sumitomo Corporation totaling 9% and 14% of accounts receivable balances at June 30, 2002 and June 24, 2001, respectively.

The Company has derived its product and contract revenue from sales in the United States, Malaysia, Other Asian countries, and Europe based on ship-to locations for our products as follows:

                                                                        Year ended
                                                        ------------------------------------------
                                                            June 30,     June 24,     June 25,
                                                              2002         2001         2000
                                                              ----         ----         ----
     United States ...................................         35%          31%          31%
     Malaysia ........................................         23%          17%          16%
     Other Asian Countries ...........................         34%          45%          48%
     Europe ..........................................          8%           7%           5%

One customer accounted for 19%, 25%, and 26% of revenue for fiscal 2002, 2001, and 2000, respectively. A second customer accounted for 14%, 22%, and 25% of revenue for fiscal 2002, 2001, and 2000, respectively. A third customer accounted for 2%, 3%, and 15% of revenue for fiscal 2002, 2001, and 2000, respectively. A fourth customer accounted for 16%, 11%, and 0% of revenue fiscal 2002, 2001, and 2000, respectively. The U.S. Government accounted for 12%, 9%, and 11% of revenues during fiscal 2002, 2001, and 2000, respectively.

The Company depends on single or limited source suppliers for a number of raw materials and components used in its products. Any interruption in the supply of these key materials or components could have a significant adverse effect on the Company's operations.

Over 90% of Cree Microwave revenues were derived from shipments to Spectrian in fiscal 2002 as well as fiscal 2001. The Company's supply contract with Spectrian commits them to a minimum purchase level of $16.3 million in fiscal 2003. If the Company is unable to deliver qualified LDMOS 8 products; the amount of the contractual supply agreement with Spectrian may be reduced significantly.

(Loss) Earnings Per Share

Basic (loss) earnings per common share is computed using the weighted average number of common stock shares outstanding. Diluted (loss) earnings per common share is computed using the weighted average number of common stock shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, unless such incremental shares would be antidilutive.

Accounting for Stock Based Compensation

In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), no compensation expense is recorded for stock options or other stock-based awards that are granted to employees with an exercise price equal to or above the common stock price on the grant date.

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement 123 "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 establishes fair value as the measurement basis for equity instruments issued in exchange for goods or services and stock-based compensation plans. Fair value may be measured using quoted market prices, option-pricing models or other reasonable estimation methods. SFAS 123 permits the Company to choose between adoption of the fair value based method or disclosing pro forma net (loss) income information. The Statement is effective for transactions entered into after December 31, 1995. The Company continues to account for stock-based compensation in accordance with APB 25, as amended, and provides the pro forma disclosures required by SFAS 123.

Income Taxes

Income taxes have been accounted for using the liability method in accordance with FASB Statements of Financial Accounting Standards 109 "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Contingencies

The Company is involved in various legal proceedings related to the protection of its intellectual property. Although the final resolution of these matters cannot be determined, management's opinion is that the final outcome of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

3.   ACCOUNTS RECEIVABLE, NET

The following is a summary of the components of accounts receivable, net:

                                                Year Ended (in 000's)
                                       -------------------------------------
                                         June 30, 2002      June 24, 2001
                                       ----------------   ------------------
     Billed trade receivables               $32,708            $31,982
     Unbilled contract receivables            2,339              3,218
                                       ----------------   ------------------
                                             35,047             35,200
     Allowance for sales returns               (455)              (350)
                                       ----------------   ------------------
     Total accounts receivable, net         $34,592            $34,850
                                       ================   ==================

The following table summarizes the changes in the Company's allowance for sales returns for the years ended June 30, 2002, June 24, 2001 and June 25, 2000:

                                                                           Year Ended (in 000's)
                                                    ------------------------------------------------------------------
                                                      June 30, 2002           June 24, 2001           June 25, 2000
                                                    ------------------      ------------------      ------------------
Balance at beginning of year                                $350                   $ 250                   $ 175
Charges to cost and expenses                                 105                     100                      75
                                                    ------------------      ------------------      ------------------
Balance at end of year                                      $455                   $ 350                   $ 250
                                                    ==================      ==================      ==================

4.      INVENTORY, NET

The following is a summary of inventory:

                                                  Year Ended (in 000's)
                                           ------------------------------------
                                              June 30,            June 24,
                                                2002                2001
                                           ---------------    -----------------
        Raw materials                          $ 3,908             $ 4,538
        Work-in-progress                         6,629               6,206
        Finished goods                           9,724               5,251
                                           ---------------    -----------------
                                                20,261              15,995
        Inventory reserve                       (2,295)               (793)
                                           ---------------    -----------------
        Total inventory, net                   $17,966             $15,202
                                           ===============    =================

The following table summarizes the changes in the Company's inventory reserve for the years ended June 30, 2002, June 24, 2001 and June 25, 2000:

                                                                          Year Ended (in 000's)
                                                    ------------------------------------------------------------------
                                                      June 30, 2002           June 24, 2001           June 25, 2000
                                                    ------------------      ------------------      ------------------
Balance at beginning of year                            $    793                  $   --                   $  --
Charges to cost and expenses                               6,234                   1,293                      --
Disposals (write-offs to reserve)                         (4,732)                   (500)                     --
                                                    ------------------      ------------------      ------------------
Balance at end of year                                  $  2,295                  $  793                   $  --
                                                    ==================      ==================      ==================

5.      PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment:

                                                                             Year ended (in 000's)
                                                                      -----------------------------------------
                                                                        June 30, 2002           June 24, 2001
                                                                      -----------------       -----------------
              Office furnishings and safety systems                      $   5,170                $   3,755
              Land and buildings                                            93,148                   61,804
              Machinery and equipment                                      149,723                  131,110
              Computer hardware and software                                 5,810                    3,865
              Leasehold improvements                                         5,735                    4,106
                                                                      ----------------         ----------------
                                                                           259,586                  204,640
              Accumulated depreciation                                     (69,830)                 (44,234)
                                                                      ----------------         ----------------
                                                                           189,756                  160,406
              Construction in progress                                      21,929                   66,514
                                                                      ----------------         ----------------
              Property & Equipment, net                                  $ 211,685                $ 226,920
                                                                      ================         ================

Depreciation and amortization of property and equipment totaled $32.4 million; $21.9 million and $10.8 million for the years ended June 30, 2002, June 24, 2001 and June 25, 2000, respectively.

6.      ACCRUED EXPENSES

The following table reflects the components of other accrued expenses:

                                                    Year ended (in 000's)
                                           -------------------------------------
                                            June 30, 2002         June 24, 2001
                                           ----------------     ----------------
              Accrued legal fees                $1,806                $1,356
              Accrued taxes                        945                 1,357
              Deferred revenue                     741                    91
              Other accrued liabilities          1,477                 2,352
                                           ----------------     ----------------
              Total accrued expenses            $4,969                $5,156
                                           ================     ================

7.      SHAREHOLDERS' EQUITY

On January 18, 2001, Cree announced that its Board of Directors had authorized the repurchase of up to four million shares of its outstanding common stock through January 2002. Additionally, on March 22, 2001, Cree announced that its Board of Directors had increased the repurchase limits under the stock repurchase program announced in January 2001 to include an additional three million shares. In February 2002, the Board of Directors approved the renewal of this program through January 2003. During fiscal year ended June 30, 2002, the Company repurchased 1.5 million shares at an average price of $13.63 per share with an aggregate value of approximately $20.3 million. Since the inception of the stock repurchase program, Cree has repurchased 3.3 million shares of its common stock at an average price of $15.26 per share, with an aggregate value of $51.0 million.

The Company intends to use available cash to finance purchases under the program. At the discretion of the Company's management, the repurchase program can be implemented through open market or privately negotiated transactions. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors.

On January 20, 2000, the Company completed a public offering of 6,578,000 shares of its common stock. The price received in the offering was $42.56 per share. The Company received net aggregate proceeds of approximately $266.1 million after deducting underwriting discounts and commissions and estimated offering costs. The net proceeds are being used primarily for manufacturing facility expansion and purchase of additional equipment, the acquisition of an additional facility, research and development, and general corporate purposes.

At June 27, 1999, the Articles of Incorporation of the Company authorized the Company to issue up to 30,000,000 shares of common stock, with a par value of $0.005 per share, and 3,000,000 shares of preferred stock, with a par value of $0.01 per share. The preferred stock may be issued in one or more classes or series with the number of shares, designation, relative rights, preferences, and limitations of each class or series to be determined by resolution of the Board of Directors. The Articles of Incorporation were amended, effective at the close of business on July 26, 1999, to effect a two-for-one split of the common stock. Effective November 14, 2000 the Articles of Incorporation were amended to increase the authorized number of common shares to 100,000,000, with a par value of $0.0025. In addition, the Company split its stock again on December 1, 2000. As a result, as of December 1, 2000, the Articles of Incorporation authorize the Company to issue up to 200,000,000 shares of common stock, with a par value of $0.00125 per share. The amendments did not change the number of authorized shares or other provisions relating to the preferred stock. On July 30, 1999 and December 1, 2000, the Company issued to each holder of record of common stock a certificate evidencing the additional shares of common stock resulting from the stock split. All references in this document to common stock and per common share data have been adjusted to reflect the two common stock splits.

On May 29, 2002, the Company's board of directors adopted a shareholder rights plan, pursuant to which stock purchase rights were distributed to shareholders at a rate of one right with respect to each share of common stock held of record as of June 10, 2002. The rights plan is designed to enhance the board's ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combinations involving the Company. The Company amended the Articles of Incorporation to designate 200,000 shares of preferred stock as "Series A Preferred Stock" in connection with the implementation of a shareholders' rights plan. At June 30, 2002, rights to purchase 100,000 shares of Preferred Stock had been distributed to shareholders.

At June 30, 2002, the Company had reserved a total of 18,202,000 shares of its common stock and 100,000 shares of its Series A preferred stock for future issuance as follows:

                                                                             Number of shares
                                                                             ----------------
         For exercise of outstanding common stock options                       14,684,000
         For future common stock option awards                                   3,355,000
         For possible future issuance to employees under the
             Employee Stock Purchase Plan                                          163,000
                                                                           ---------------------
         Total common shares reserved                                           18,202,000
                                                                           =====================
         Series A Preferred Stock reserved for exercise of rights
         issued under shareholders' rights plan                                    100,000
                                                                           =====================

8.       EMPLOYEE STOCK PURCHASE PLAN

The Company adopted an Employee Stock Purchase Plan (the "ESPP") on November 2, 1999. The ESPP provides employees of the Company, and its majority-owned subsidiaries, with an opportunity to purchase common stock through payroll deductions. The purchase price is set at 85% of the fair market value of common stock at the beginning of the participation period, or 85% of the price on the purchase date, whichever is lower. Contributions are limited to 15% of an employee's compensation. The participation periods have a 12 month duration, with new participation periods beginning in November and May of each year. Each participation period has two purchase dates, one in October and the other in April. The Board of Directors has reserved 600,000 shares of common stock for issuance under the ESPP. As of June 30, 2002, 437,305 shares of common stock had been purchased under the ESPP.

9.       STOCK OPTIONS AND STOCK WARRANTS

The Company has stock option plans to provide incentives to eligible employees, officers, and directors in the form of incentive stock options and non-qualified stock options. The Board of Directors determines the option price (not to be less than fair market value) at the date of grant. Options, particularly those assumed or exchanged as a result of acquisitions, have various vesting schedules and expiration dates. The majority of options vest and become exercisable over three to five years and have seven to ten year terms.

Stock option activity during the periods ending as indicated is as follows (in 000's, except per share data):

                                     June 30, 2002                  June 24, 2001                  June 25, 2000
                               --------------------------     --------------------------    ----------------------------
                                Number         Weighted        Number         Weighted       Number           Weighted
                                  of           Average           Of           Average          Of             Average
                                Options         Price          Options         Price         Options           Price
                               ----------    ------------     ----------    ------------    ----------     -------------
Outstanding -
beginning of year                13,522         $ 26.93          8,180         $ 13.55        7,226            $  4.07
Granted                           3,375         $ 20.48          6,566         $ 41.41        3,506            $ 25.73
Exercised                        (1,054)        $  4.01           (797)        $  5.19       (2,150)           $  2.57
Forfeited                        (1,159)        $ 42.50           (427)        $ 33.80         (402)           $  8.07
                               ----------                     ----------                    ---------
Outstanding - end of year        14,684         $ 25.86         13,522         $ 26.93        8,180            $ 13.55
                               ==========                     ==========                    =========
Exercisable - end of year         5,947         $ 20.39          3,878         $ 11.83        2,706            $  2.99
                               ==========                     ==========                    =========

As permitted by SFAS 123, the Company has elected to follow APB 25 and related interpretations and amendments in accounting for its employee stock option plans. In connection with the options obtained through the acquisition of Nitres, the Company had deferred compensation of $696,000, $1.2 million, and $1.8 million at June 30, 2002, June 24, 2001, and June 25, 2000, respectively. This amount represents the difference between the grant price and the deemed fair value of stock and stock options granted previously. Of this deferred compensation, $515,000, $501,000, and $980,000 was amortized for the years ended June 30, 2002, June 24, 2001, and June 25, 2000, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The Company computes fair value for this purpose using the Black-Scholes pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value and resulting values are as follows:

                                            Stock Option Plans                                ESPP
                                   --------------------------------------    ---------------------------------------
                                     June 30,      June 24,      June 25,      June 30,      June 24,       June 25,
                                       2002          2001          2000          2002          2001          2000
                                   ----------    ----------    ----------    ----------    ----------     ---------
Expected dividend yield                 0.0%          0.0%          0.0%          0.0%          0.0%          0.0%
Risk-free interest rate                 4.6%          5.4%          6.2%          2.2%          5.0%          5.6%
Expected volatility                    90.0%         90.0%         88.0%         90.0%         90.0%         88.0%
Expected life (in years)                4.8           5.7           5.2           0.8           0.8           0.8
Weighted-average fair
   value per share                   $14.52        $31.51        $24.99         $6.50        $16.73        $12.67

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                              Year Ended (in 000's, except per share data)
                                                       ----------------------------------------------------------
                                                            June 30,             June 24,            June 25,
                                                              2002                 2001                2000
                                                        -----------------    -----------------    ---------------
     Net (loss) income, as reported                      $ (101,723)           $  27,843           $ 30,520
     Basic (loss) earnings per share as reported         $    (1.40)           $    0.39           $   0.46
     Diluted (loss) earnings per share as reported       $    (1.40)           $    0.37           $   0.43
     Pro forma net (loss) income                         $ (162,305)           $ (21,737)          $ 21,507
     Pro forma basic net (loss) income per share         $    (2.23)           $   (0.30)          $   0.33
     Pro forma diluted net (loss) income per share       $    (2.23)           $   (0.29)          $   0.31

Selected information regarding stock options as of June 30, 2002 follows (in 000's, except per share data):

                               Options Outstanding                                    Options Exercisable
     ------------------------------------------------------------------------   --------------------------------
                                                 Weighted-
                                                 Average
                                                Remaining         Weighted-                          Weighted-
                                                  Life             Average                            Average
      Range of Exercise        Number of           in             Exercise         Number of         Exercise
            Prices              Options           Years             Price           Options            Price
     ---------------------    -------------    --------------    ------------   ---------------    -------------
     $  0.01 - $  4.84           2,856             5.4             $  3.35           2,445           $  3.40
     $  6.16 - $ 12.49             881             6.7             $ 10.38             328           $  8.48
     $ 13.89 - $ 19.10           2,127             7.0             $ 16.85             712           $ 18.30
     $ 20.24 - $ 33.50           4,475             6.7             $ 24.91             821           $ 26.58
     $ 34.63 - $ 71.53           4,345             8.1             $ 49.17           1,641           $ 45.91
                             -------------                                     ---------------
                                14,684             6.9             $ 25.89           5,947           $ 20.39
                             =============                                     ===============

In connection with the Company's September 1995 private placement, the Company issued warrants to purchase 1.2 million shares of the Company's common stock. These warrants had a 5-year term and an exercise price of $6.81 per share, which represents fair value on the date of grant. Warrants to purchase 462,000, and 54,000, shares of common stock were exercised during the fiscal years ended June 24, 2001, and June 25, 2000, respectively. As of June 24, 2001, all warrants issued under this private placement had been exercised. In conjunction with the Company's acquisition of Nitres in May 2000, the Company assumed outstanding warrants that had been previously issued by Nitres in February 2000. These warrants had a 7-year term and an exercise price of $1.28 per share. During the year ended June 24, 2001, the remaining warrants to purchase 31,360 shares of the Company's common stock were exercised.

10.      LEASE COMMITMENTS

The Company currently leases six facilities. These facilities are comprised of both office and manufacturing space. The lease term for the first facility began in September 1995 and a renewal option was exercised in September 1999. The lease on this facility expires in September 2002. The lease for the second facility runs month to month with a 90-day termination clause, which has been exercised, and will terminate in August 2002. The third facility lease expires in approximately three years. The fourth facility has a remaining sub-lease term for approximately nine and one-half years. The lease for the fifth facility expires in June 2005. The lease for the sixth facility expires in February 2003. All of the remaining lease agreements provide for rental adjustments for increases in base rent (up to specific limits) property taxes and general property maintenance.

Rent expense associated with these and other expired leases totaled $1.7 million, $1.2 million and $420,000 for the years ended June 30, 2002, June 24, 2001, and June 25, 2000, respectively. Sublease income was $224,000, $166,000 and $0 for the years ended June 30, 2002, June 24, 2001 and June 25, 2000, respectively. Future minimum rentals as of June 30, 2002 under these leases are as follows:

                                                          Minimum Rental
                                                              Amount
                    Fiscal Years Ended                      (in 000's)
                -----------------------------          ---------------------
                       June 29, 2003                       $  1,732
                       June 27, 2004                          1,697
                       June 26, 2005                          1,697
                       June 25, 2006                          1,029
                       June 24, 2007                            907
                       Thereafter                             4,006
                                                       ---------------------
                         Total                             $ 11,068
                                                       =====================

Income generated from subleases is targeted to be $185,000 and $191,000 for the fiscal years ended June 29, 2003 and June 27, 2004, respectively.

11.      LONG-TERM DEBT

In December 1998, Cree Lighting (previously Nitres) received a $431,000 bridge loan from a group of investors to finance its working capital needs. The bridge loan was made to Cree Lighting subject to conversion rights that would result in conversion to shares of Nitres common stock in the event of a financing or one year passing. In February 2000, the $431,000 bridge loan was converted to shares of Nitres common stock, which were converted into 168,750 shares of the Company's common stock at the time of the Company's acquisition of Nitres in May 2000.

In November 1997, the Company entered into a term loan with a commercial bank for up to $10.0 million to finance the purchase and upfit of the new main facility in Durham, North Carolina. Approximately $3.0 million was disbursed under the loan to finance the initial purchase of the facility with the remaining proceeds disbursed on a monthly basis based on actual expenditures incurred. The loan, which was collateralized by the purchased property and subsequent upfits, accrued interest at a fixed rate of 8% and carried customary covenants, including the maintenance of a minimum tangible net worth and other requirements. On February 17, 1999, the entire $10.0 million indebtedness was repaid with proceeds received from the public stock offering. Interest expense was $0, $0 and $13,000 for the years ended June 30, 2002, June 24, 2001 and June 25, 2000, respectively.

12.      INCOME TAXES

The Company accounts for its income taxes under the provisions of SFAS 109. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The actual income tax expense for the years ended June 30, 2002, June 24, 2001, and June 25, 2000, differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax earnings as a result of the following:

                                                                           Year Ended (in 000's)
                                                       --------------------------------------------------------------
                                                         June 30, 2002       June 24, 2001         June 25, 2000
                                                       ------------------    ------------------    ------------------
Federal income tax provision at statutory rate            ($45,644)              $ 17,565              $ 16,382
State tax provision                                         (3,009)                 1,439                 1,517
Increase (decrease) in income tax expense resulting
from:
         Foreign sales corporation                              --                 (2,108)               (1,682)
         Investments                                        20,562                     --                    --
         Research and development                             (600)                  (538)                 (258)
         Amortization                                           --                   (203)                   --
         In process research and development                    --                  6,090                    --
         Non-deductible transaction costs                       --                     --                   327
         Other                                                  --                     98                    --
                                                       ------------------    ------------------    ------------------
Income tax (benefit) expense                              ($28,691)              $ 22,343              $ 16,286
                                                       ==================    ==================    ==================


The following are the components of the provision for income taxes for the years ended June 30, 2002, June 24, 2001 and June 25, 2000:

                                                                           Year Ended (in 000's)
                                                       --------------------------------------------------------------
Current:                                               June 30, 2002         June 24, 2001         June 25, 2000
                                                       ------------------    ------------------    ------------------
      Federal                                              ($2,200)              $  7,111              $    856
      State                                                      -                    832                   200
                                                       ------------------    ------------------    ------------------
                                                            (2,200)                 7,943                 1,056
Deferred:
      Federal                                              (23,482)                13,988                15,111
      State                                                 (3,009)                   412                   119
                                                       ------------------    ------------------    ------------------
                                                           (26,491)                14,400                15,230

Net Provision                                             ($28,691)              $ 22,343              $ 16,286
                                                       ==================    ==================    ==================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                             Year Ended (in 000's)
                                                          June 30, 2002         June 24, 2001          June 25, 2000
                                                        ------------------    ------------------    --------------------
      Current deferred tax asset (liability):
       Compensation                                         $    522             $     491                $    268
        Inventory                                                374                   544                     202
        Bad debt                                                 230                   129                      93
        Marketable equity securities and other                    (4)                3,008                  (1,018)
                                                        ------------------    ------------------    --------------------
      Net current deferred tax asset (liability)               1,122                 4,172                    (455)

      Non current deferred tax asset (liability):
        Alternative minimum tax                                   --                 2,295                   1,690
        Net operating loss carryforwards                       9,059                   421                  11,641
        Research tax credits                                   2,869                 2,369                     785
        Fixed assets                                         (12,763)               (7,925)                 (6,060)
        Goodwill                                              31,501                    --                      --
        State tax credits and other                           (3,301)               (1,010)                  2,568
                                                        ------------------    ------------------    --------------------
      Net non current deferred tax asset
      (liability)                                             27,365                (3,850)                 10,624

                                                        ------------------    ------------------    --------------------
      Net deferred tax asset                                $ 28,487             $     322                $ 10,169
                                                        ==================    ==================    ====================

As of June 30, 2002, the Company has Federal net operating loss carryforwards of approximately $20.0 million and state net economic loss carryovers of approximately $26.0 million. The Federal net operating loss will begin to expire in 2021. The state net economic loss carryforward will expire beginning in 2011. Research and development tax credits begin to expire in 2011. State incentive tax credits begin to expire in 2004.

13.      RETIREMENT PLAN

The Company maintains an employee benefit plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code. Under the Plan, there is no fixed dollar amount of retirement benefits, and actual benefits received by employees will depend on the amount of each employee's account balance at the time of retirement. All employees are eligible to participate under the Plan on the first day of a new fiscal month after date of hire. The Pension Benefit Guaranty Corporation does not insure the Plan. The Company may, at its discretion, make contributions to the Plan. However, the Company did not make any contributions to the Plan during the years ended June 30, 2002, June 24, 2001 and June 25, 2000.

14.      (LOSS) EARNINGS PER SHARE

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

                                                                Year Ended (in 000's, except per share data)
                                                          ----------------------------------------------------------
                                                              June 30,             June 24,            June 25,
                                                                2002                 2001                2000
                                                          ------------------    ----------------    ----------------
     Basic:
     Net (loss) income                                      ($ 101,723)            $ 27,843            $ 30,520
                                                          ==================    ================    ================
     Weighted average common shares                             72,718               72,243              65,930
                                                          ==================    ================    ================
     Basic (loss) earnings per share                           ($ 1.40)            $   0.39            $   0.46
                                                          ==================    ================    ================

     Diluted:
     Net (loss) income                                      ($ 101,723)            $ 27,843            $ 30,520
                                                          ==================    ================    ================
     Weighted average common shares-basic                       72,718               72,243              65,930
     Dilutive effect of stock options & warrants                    --                3,492               4,504

                                                          ------------------    ----------------    ----------------
     Weighted average common shares-diluted                     72,718               75,735              70,434
                                                          ==================    ================    ================
     Diluted (loss) earnings per share                         ($ 1.40)            $   0.37            $   0.43
                                                          ==================    ================    ================

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with Statement of Financial Accounting Standards 128, "Earnings Per Share", and these shares were not included in calculating diluted earnings per share. For the year ended June 30, 2002, there were 10.4 million shares considered to be antidilutive. As of June 24, 2001 there were 6.4 million shares that were not included in calculating diluted earnings per share because their effect was antidilutive. As of June 25, 2000, there were no potential shares considered to be antidilutive.

15.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards. 141, "Business Combinations," ("SFAS 141) and Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over the useful life. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company in fiscal 2003. The Company does not expect the adoption of SFAS 141 and SFAS 142 to have a material impact on the Company's results of operations, financial position, or cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standards 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred. This is done by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for financial statements for fiscal years beginning after June 15, 2002 and will be adopted by the Company in fiscal 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on the Company's results of operations, financial position or cash flows.

In October 2001, the FASB issued Statement of Financial Accounting Standards 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS"). SFAS 144 addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment. This pronouncement requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 in fiscal 2003. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company's results of operations, financial position, or cash flows.

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB 30. SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, SFAS 145 rescinded Statement 44 addressing the accounting for intangible assets of motor carriers and made numerous technical corrections. SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and will be adopted by the Company on July 1, 2003. The Company does not expect the adoption of SFAS 145 to have a material impact on the Company's results of operations, financial position, or cash flows.

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146, which nullified EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on the Company's results of operations, financial position, or cash flows.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10.  Directors and Executive Officers

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

The information called for in items 10 through 13 is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2002.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) Financial statements and financial statement schedule - the financial statements and reports of independent auditors are filed as part of this report (see index to Consolidated Financial Statements at Part II
    Item 7 on page 39 of this Form 10-K). The financial statement schedules are not included in this item as they are either not applicable or are included as part of the consolidated financial statements.

(a) (3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT NO.   DESCRIPTION
    3.1       Articles of Incorporation, as amended
    3.2       Bylaws, as amended (1)
    4.1       Specimen Common Stock Certificate
    4.2       Rights Agreement dated as of May 30, 2002 between the Company and
              American Stock Transfer & Trust Company, including the form of
              Rights Certificate and the Summary of Rights to Purchase Preferred
              Stock, attached thereto as Exhibits B and C, respectively (2)
    10.1      Equity Compensation Plan, as amended and restated December 1, 2000
              (3) *
    10.2      Stock Option Plan for Non-Employee Directors (terminated as to future grants pursuant to Board action dated September 1, 1997)
              (4) *
    10.3      Nitres, Inc. 1999 Stock Option/Issuance Plan * (terminated as to future grants following the aquisation of Nitres, Inc. by the
              Registrant effective May 1, 2000)
    10.4      2001 Nonqualified Stock Option Plan *
    10.5      Fiscal 2001 Stock Option Bonus Plan * (plan expired September 30,
              2001)
    10.6      Fiscal 2002 Stock Option Bonus Plan * (plan expires September 30,
              2002)
    10.7      Management Incentive Compensation Program - Fiscal Year 2001 Plan
              (3) *
    10.8      Fiscal 2002 Management Incentive Plan (5) *
    10.9      Employment Agreement, dated as of December 1, 2000, between the
              Company and M. Todd Tucker (6) *
    10.10     License Agreement between the Company and North Carolina State
              University dated December 3, 1987 (7)
    10.11     Amendment to License Agreement between the Company and North
              Carolina State University dated September 11, 1989 (7)
    10.12     Sublease agreement, dated December 29, 2000, between Zoltar
              Acquisition Inc. (now Cree Microwave, Inc.) and Spectrian
              Corporation (8)
    21.1      Subsidiaries of Registrant
    23.1      Consent of Independent Auditors

(1) Incorporated by reference herein. Filed as an exhibit to the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission on August 27, 2001.
(2) Incorporated by reference herein. Filed as an exhibit to the Company's Registration Statement filed on Form 8-A with the Securities and Exchange Commission on May 30, 2002.
(3) Incorporated by reference herein. Filed as an exhibit to the Company's Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on February 2, 2001.
(4) Incorporated by reference herein. Filed as an exhibit to the Company's Registration Statement filed on Form S-8, Registration No. 33-98958, and effective with the Securities and Exchange Commission on November 3, 1995.
(5) Incorporated by reference herein. Filed as an exhibit to the Company's Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on February 5, 2002.

(6) Incorporated by reference herein. Filed as an exhibit to the Company's Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on November 2, 2001.
(7) Incorporated by reference herein. Filed as an exhibit to the Company's Registration Statement filed on Form SB-2, Registration No. 33-55998, and declared effective by the Securities and Exchange Commission on February 8, 1993.
(8) Incorporated by reference herein. Filed as an exhibit to the Company's Current Report filed on Form 8-K with the Securities and Exchange Commission on January 12, 2001.
* Management Contract or Compensatory Plan

(b) Reports on Form 8-K.

    On May 30, 2002 the Company filed a Form 8-K announcing a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock, $.00125 par value to shareholders of record at the close of business on June 10, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CREE, INC.
Date:  August 16, 2002
                                              By: /s/ Charles M. Swoboda
                                                 ------------------------
                                                 Charles M. Swoboda
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                              Title                               Date
      ---------                              -----                               ----
/s/ F. Neal Hunter
----------------------------------    Chairman of the Board of Directors     August 16, 2002
F. Neal Hunter


/s/ Charles M. Swoboda
----------------------------------    Chief Executive Officer and            August 16, 2002
Charles M. Swoboda                    Director


/s/ Cynthia B. Merrell
----------------------------------    Chief Financial Officer and            August 16, 2002
Cynthia B. Merrell                    Chief Accounting Officer


/s/ James E. Dykes
----------------------------------    Director                               August 16, 20020
James E. Dykes


/s/ William J. O'Meara
----------------------------------    Director                               August 16, 2002
William J. O'Meara


/s/ John W. Palmour, Ph.D.
----------------------------------    Director                               August 16, 2002
John W. Palmour, Ph.D.


/s/ Robert J. Potter, Ph.D.
----------------------------------    Director                               August 16, 2002
Robert J. Potter, Ph.D.


/s/ Dolph W. von Arx
----------------------------------    Director                               August 16, 2002
Dolph W. von Arx