Form 10-Q
period 2002-09-29
CREE INC
filed 2002-10-29
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

Commission file number: 0-21154

CREE, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-1572719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4600 Silicon Drive Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code

(919) 313-5300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes    ☐  No

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 18, 2002 was 72,768,140.

CREE, INC.

FORM 10-Q

For the Quarter Ended September 29, 2002

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CREE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 29, 2002	June 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,253	$73,744
Short-term investments held to maturity	44,274	32,396
Marketable securities available for sale	2,609	6,008
Accounts receivable, net	42,692	34,592
Interest receivable	3,968	2,083
Inventories, net	15,923	17,966
Deferred income taxes	1,122	1,122
Prepaid expenses and other current assets	4,088	5,994

Total current assets	168,929	173,905
Property and equipment, net	220,536	211,685
Long-term investments held to maturity	65,550	64,225
Deferred income taxes	26,877	27,365
Patent and license rights, net	4,526	4,251
Other assets	20,959	22,764

Total assets	$507,377	$504,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$12,628	$13,075
Accrued salaries and wages	4,202	4,010
Other accrued expenses	6,803	4,969

Total current liabilities	23,633	22,054
Long term liabilities:
Other long term liabilities	22	37

Total long term liabilities	22	37
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 29, 2002 and June 30, 2002; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized; 72,767 and 72,729 shares issued and outstanding at September 29, 2002 and June 30, 2002, respectively	91	90
Additional paid-in-capital	508,548	508,432
Deferred compensation expense	(562)	(696)
Accumulated deficit	(21,840)	(25,722)
Accumulated other comprehensive loss, net of tax	(2,515)	—

Total shareholders’ equity	483,722	482,104

Total liabilities and shareholders’ equity	$507,377	$504,195

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 29, 2002	September 23, 2001
Revenue:
Product revenue, net	$42,154	$38,578
Contract revenue, net	6,657	4,588

Total revenue	48,811	43,166
Cost of revenue:
Product revenue	25,117	19,912
Contract revenue	4,989	3,350

Total cost of revenue	30,106	23,262

Gross profit	18,705	19,904
Operating expenses:
Research and development	6,564	4,105
Sales, general and administrative	7,825	5,732
Intangible asset amortization	—	2,255
Other expense	69	851

Income from operations	4,247	6,961
Interest income, net	1,400	2,137
Other expense	400	—

Income before income taxes	5,247	9,098
Income tax expense	1,364	2,638

Net income	$3,883	$6,460

Earnings per share:
Basic	$0.05	$0.09

Diluted	$0.05	$0.09

Shares used in per share calculation:
Basic	72,747	72,952

Diluted	74,460	75,642

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)
	Three Months Ended
	September 29, 2002	September 23, 2001
Operating activities:
Net income	$3,883	$6,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	9,213	7,355
Loss on disposal of property, equipment and patents	69	851
Amortization of patent rights	45	41
Amortization of intangible assets	—	2,255
Amortization of deferred compensation	134	130
Deferred income taxes	1,371	2,760
Tax benefits associated with stock option exercises	—	862
Changes in operating assets and liabilities:
Accounts and interest receivable	(9,985)	(4,779)
Inventories	2,043	(1,720)
Prepaid expenses and other current assets	1,906	243
Accounts payable, trade	(447)	(3,861)
Accrued expenses and other long-term liabilities	2,012	5,599

Net cash provided by operating activities	10,244	16,196

Investing activities:
Purchase of available for sale securities	—	(13,982)
Purchase of property and equipment	(16,913)	(10,108)
Purchase of securities held to maturity	(13,203)	(30,000)
Proceeds from maturities of securities held to maturity	—	27,029
Increase in other long-term assets	585	(1,494)
Capitalized patent costs	(320)	(168)

Net cash used in investing activities	(29,851)	(28,723)

Financing activities:
Repurchase of common stock	—	(9,996)
Net proceeds from issuance of common stock	116	541

Net cash provided by (used in) financing activities	116	(9,455)

Net decrease in cash and cash equivalents	(19,491)	(21,982)
Cash and cash equivalents:
Beginning of period	73,744	164,562

End of period	$54,253	$142,580

Supplemental disclosure of cash flow information:
Cash paid for income taxes	—	$2,104

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

The consolidated balance sheet as of September 29, 2002, the consolidated statements of operations for the three months ended September 29, 2002 and September 23, 2001, and the consolidated statements of cash flow for the three months ended September 29, 2002 and September 23, 2001 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flow at September 29, 2002, and for all periods presented have been made. The balance sheet at June 30, 2002 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s fiscal 2002 Annual Report on Form 10-K. The results of operations for the period ended September 29, 2002 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc., and its wholly-owned subsidiaries, Cree Microwave, Inc. (“Cree Microwave”), Cree Lighting Company (“Cree Lighting”), Cree Funding, LLC, Cree Employee Services Corporation, CI Holdings, Limited, Cree Technologies, Inc., Cree Asia-Pacific, Inc. and Cree Japan, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Business Combination

On December 29, 2000, the Company completed the acquisition of the Ultra RF division of Spectrian Corporation, or Spectrian, through the purchase of assets of the business by Cree’s wholly-owned subsidiary, now known as Cree Microwave, in a business combination accounted for under the purchase method. Under the terms of the Asset Purchase Agreement, Cree Microwave acquired substantially all of the net assets of the business from Spectrian in exchange for a total of 2,656,917 shares of Cree common stock valued at $113.5 million. Of the total shares issued, 191,094 shares were placed in escrow and proceeds from the sale of such shares retained in escrow to secure Spectrian’s representations, warranties and covenants under the Asset Purchase Agreement. Under the terms of the escrow arrangement, one-half of the funds were released to Spectrian in June 2001 and the balance was released in December 2001 because no claims were made against the escrowed assets. The results of operations of Cree Microwave have been included in the consolidated results of the Company since the date of acquisition.

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Business Segments

The Company operates in two business segments, Cree and Cree Microwave. The Cree segment produces wide bandgap compound semiconductors using silicon carbide, or SiC, and gallium nitride, or GaN, technology. Products from this segment are used in cellular handsets, automotive backlighting, indicator lamps, full color LED displays and other lighting applications as well as microwave and power applications. The Cree segment also sells SiC material products to corporate, government and university research laboratories and generates revenue from contracts with agencies of the U.S. Federal government.

The Cree Microwave segment designs, manufactures and markets a line of silicon-based laterally diffused metal oxide semiconductors, or LDMOS, and bipolar radio frequency power semiconductors and modules, the critical component utilized in building power amplifiers for wireless infrastructure applications.

Summarized financial information concerning the reportable segments as of and for the three months ended September 29, 2002 and September 23, 2001 is shown in the following table. The “Other” column represents amounts excluded from specific segments such as interest income. In addition, the “Other” column also includes corporate assets such as cash and cash equivalents, short-term investments held to maturity, marketable securities, interest receivable and long-term investments held to maturity which have not been allocated to a specific segment.

As of and for the three months ended September 29, 2002 (in thousands)	Cree	Cree Microwave	Other	Total
Revenue	$48,111	$700	$—	$48,811
Income (loss) before income taxes	9,118	(5,271)	1,400	5,247
Assets	$321,516	$15,207	$170,654	$507,377

As of and for the three months ended September 23, 2001 (in thousands)	Cree	Cree Microwave	Other	Total
Revenue	$33,493	$9,673	$—	$43,166
Income before income taxes	6,556	405	2,137	9,098
Assets	$307,063	$98,463	$202,575	$608,101

Reclassifications

Certain fiscal 2002 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the last Sunday in the month of June. The Company’s 2003 fiscal year extends from July 1, 2002 through June 29, 2003 and is a 52-week fiscal year. The Company’s 2002 fiscal year extended from June 25, 2001 through June 30, 2002 and was a 53-week fiscal year.

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at September 29, 2002 and June 30, 2002, and the reported amounts of revenues and expenses during the three months ended September 29, 2002 and September 23, 2001. Actual amounts could differ from those estimates.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. If inventory is maintained at a consigned location, revenue is recognized when our customer pulls product for it’s use. We provide our customers with a limited right of return, such as warranty claims. Revenue is recognized at shipment, and we record a reserve for estimated sales returns.

Revenue from government contracts is recorded on the percentage-of-completion method as expenses per contract are incurred. Contract revenue represents reimbursement by various U.S. Government entities to aid in the development of the Company’s technology. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. Contract revenue includes funding of direct research and development costs and a portion of the Company’s general and administrative expenses and other operating expenses for contracts under which funding is expected to exceed direct costs over the life of the contract. The specific reimbursement provisions of the contracts, including the portion of the Company’s general and administrative expenses and other operating expenses that are reimbursed, vary by contract. Such reimbursements are recorded as contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract (i.e., certain cost share arrangements), the Company reports direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts and highly liquid investments with an original maturity of three months or less when purchased.

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term and long-term investments, available for sale securities, accounts and interest receivable, accounts payable, accrued expenses and other liabilities approximate fair values at September 29, 2002 and June 30, 2002.

Investments

Investments are accounted for in accordance with Statement of Financial Accounting Standards 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). This statement requires certain securities to be classified into three categories:

•	Securities Held-to-Maturity—Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

•
Trading Securities—Debt and equity securities that are bought and held principally for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

•
Securities Available-for-Sale—Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

At September 29, 2002, the Company held marketable equity securities in two public companies. The Company owned 356,000 common shares in the first company purchased at an average cost of $40.10 per share, or a total purchase cost of $14.3 million. These shares were purchased through two transactions in May 1999 and April 2000. In June 2000, 162,600 shares were sold for $6.3 million, with a gain on the sale recognized for $3.6 million. The Company recorded a charge through non-operating expense on the consolidated statements of operations in June 2002, which reduced the value of this investment to $5.23 per share, or $1.9 million, which was the market value as of June 28, 2002. The fair market value of the remaining shares held as of September 29, 2002 was $1.4 million.

As of the end of the first quarter of fiscal 2003, the Company owned 691,000 common shares in the second publicly-traded company purchased at an average cost of $19.91 per share, or a total purchase cost of $13.8 million. These shares were purchased between June 2001 and October 2001. The Company recorded a charge through non-operating expense on the consolidated statements of operations in June 2002, which reduced the value of this investment to $6.00 per share, or $4.1 million, which was the market value as of June 28, 2002. The fair market value of these shares as of September 29, 2002 was $1.2 million.

Management views these transactions as strategic investments and the shares are accounted for as “available-for-sale” securities under SFAS 115. The Company carries these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity. Realized gains and losses are recognized upon sale or when declines in value are deemed to be “other than temporary” on our consolidated statements of operations. The Company reviews equity holdings on a regular basis to evaluate whether or not each security has experienced an “other-than-temporary” decline in fair value. This policy requires, among other things, a review of each of the companies’ cash position, earnings\revenue outlook, stock price performance, liquidity, ability to raise capital and management\ownership. Based on this review, if the Company determines that an “other-than-temporary” decline exists in the value of one of our marketable equity securities, it is the Company’s policy to write-down these equity investments to the respective market value. The related write-down will then be recorded as an investment loss on the Company’s consolidated statements of operations. In the fourth quarter of fiscal 2002, the Company determined that an “other-than-temporary” decline in market value had occurred in both of these marketable equity investments. Accordingly, the Company wrote down these equity investments to their market values at June 30, 2002 and recorded the unrealized losses, previously recorded as a comprehensive loss in shareholders’ equity, as a non-operating loss on our consolidated statements of operations for the year then ended. The total amount of the charge to non-operating expenses in the consolidated statements of operations for the year ended June 30, 2002 relating to these investments was $22.0 million. The Company did not take further write downs as non-operating losses during the three months ended September 29, 2002, as the market losses sustained on these investments during the quarter were considered temporary in the view of management. The investments were written down to the combined market value of $2.6 million as of September 29, 2002, with losses on these investments for the quarter recorded as other comprehensive losses.

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

One of the companies in which the Company invested funded a research and development project for custom LEDs and lasers. The amount of funding received by the Company was $1.4 million for the three months ended September 23, 2001. The amount of the research and development funding received from the company was recorded as an offset to research and development expense. There was no funding from this company during the three months ended September 29, 2002 and the Company does not anticipate additional funding for research and development from this company in the future.

As of September 29, 2002, the Company’s short-term investments held to maturity included $44.3 million in high-grade corporate bonds and other debt securities that mature within one year. As of June 30, 2002, the Company’s short-term investments held to maturity totaled $32.4 million consisting of high-grade corporate bonds. The Company purchased these investments with a portion of the proceeds from its public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as “securities held-to-maturity” under SFAS 115. The securities are reported on the consolidated balance sheets at amortized cost, as a short-term investment with unpaid interest included in interest receivable.

As of September 29, 2002, the Company’s long-term investments held to maturity consisted of $65.6 million in high-grade corporate bond holdings and other debt securities that mature after September 28, 2003. As of June 30, 2002, the Company’s long-term investments held to maturity consisted of $64.2 million in high-grade corporate bond holdings and other debt securities that mature after June 29, 2003. The Company purchased the corporate bonds with a portion of the proceeds from the public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as “securities held-to-maturity” under SFAS 115. The securities are reported on the consolidated balance sheets at amortized cost, as a long-term held to maturity investment with unpaid interest included in interest receivable if interest is due in less than 12 months, and as a long-term other asset if interest is due in more than 12 months. These investments mature over periods ranging from thirteen months to three years.

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 29, 2002, the Company maintained $16.0 million of net investments in privately held companies, which are included in other assets on the consolidated balance sheet. Since the Company does not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting. Because the shares of stock the Company received in these investments are not publicly traded, there is no established market for these securities. The Company reviews the fair value of these investments on a regular basis to evaluate the carrying value of such investments. This review includes, but is not limited to, a review of each of the companies’ cash position, financing needs, earnings\revenue outlook, operational performance, management\ownership changes and competition. The evaluation process is based on information requested from the privately held companies by the Company. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If the Company determines that the carrying value of an investment is at an amount in excess of fair value, it is the Company’s policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on the Company’s consolidated statements of operations. During fiscal 2002, the Company recognized write-downs of these investments of $20.4 million, representing the Company’s best estimate of “other-than-temporary” declines in value. During the three months ended September 29, 2002, there were no additional write-downs taken on these investments and one of the private companies was sold to another company with the estimated proceeds from the sale expected to be received by Cree in the second quarter of fiscal 2003. The Company’s investment in this company was written down to match the sale proceeds in a previous period.

During fiscal 2002, two of the private companies in which we invested funded research and development projects conducted by the Company. During fiscal 2003, one of the private companies we invested in funded a research and development project. The project funded in fiscal 2002 and 2003 was for development of brighter LEDs. The other project funded in fiscal 2002 was for development of SiC RF transistors. The total amount of funding received by the Company from these companies was $500,000 and $1.2 million for the three months ended September 29, 2002 and September 23, 2001, respectively. The amount of the research and development funding received from the companies was recorded as an offset to research and development expense. The Company does not anticipate additional funding from these companies in the future as both programs have now ended.

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. It is the Company’s policy to record a reserve against inventory once it has been determined that conditions exist which may not allow the Company to sell the inventory for its intended purpose, the inventory’s value is determined to be less than cost, or it is obsolete. The charge for the inventory reserves is recorded in cost of revenue on the statement of operations. In the event the Company later sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold at the full inventory cost. The Company evaluates inventory levels quarterly against sales forecasts on a part-by-part basis and evaluates its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales as well as overall inventory risk assessed by management.

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 29, 2002, the Company maintained a $2.7 million reserve for inventory. Of the total reserve amount, $2.3 million is attributable to the Cree Microwave segment and $400,000 is attributable to the Cree segment.

The majority of the reserve at Cree Microwave was recorded during the third quarter of fiscal 2002, due to information that was obtained during contract negotiations with Spectrian, its significant customer, regarding specific order needs over the next several quarters. Spectrian has purchased more than 90% of the products sold by Cree Microwave since it was acquired from Spectrian in December 2000. During these contract negotiations, Spectrian indicated that it would only purchase the latest generation LDMOS 8 devices from Cree Microwave after the fourth quarter of fiscal 2002. As a result, the Company fully reserved for inventories of non-LDMOS and other older devices deemed unsaleable in the third quarter of fiscal 2002. The Company disposed of a portion of this inventory during the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003, and the remainder will be disposed during fiscal 2003. For the three months ended September 29, 2002, Cree Microwave recorded an additional reserve of $522,000 for inventory of older LDMOS 7 devices that were customized for Spectrian and determined not to be salable. This write down was recorded as a cost of revenue. In addition, $417,000 of LDMOS 8 devices were also written off as a research and development expense during the first quarter of fiscal 2003, as the Company developed a newer generation of technology that will be shipped to customers.

Cree segment results for the three months ended September 29, 2002 included a $1.0 million write off of the initial XBright™ chips that were developed during fiscal 2002. An improved chip has replaced these devices and this write down was recorded as a research and development expense as the initial devices were prematurely launched and are now obsolete. The Company also recorded a $185,000 lower of cost or market adjustment to certain LED products based on management’s estimate of an average sales price for the products. This adjustment was recorded to cost of revenue in the first quarter of fiscal 2003.

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

	September 29, 2002	June 30, 2002
	(in thousands)
Raw materials	$4,075	$3,908
Work-in-progress	6,094	6,629
Finished goods	8,432	9,724

	18,601	20,261
Inventory reserve	(2,678)	(2,295)

Total inventory, net	$15,923	$17,966

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Goodwill and Intangible Assets

During the third quarter of fiscal 2002, the Company determined that business conditions for its Cree Microwave segment had changed due to several factors. First, Cree Microwave amended its supply agreement with Spectrian effective March 31, 2002, which resulted in a significant reduction in quarterly revenue expectations. In addition, Cree Microwave’s outlook for acquiring additional customers in the near term weakened due to the deteriorating economic conditions and long product qualification cycles. Also, many of the products that Spectrian initially indicated it would purchase in the future had not been released to production at the time. Under the amended supply agreement, if Cree Microwave was not able to produce qualified LDMOS 8 devices in a timely manner, revenue from Spectrian could be significantly reduced after the June 2002 quarter. During the September 2002 quarter, we only shipped $190,000 of product to Spectrian as a result of this agreement. If our revenue from Spectrian continues at this level, we would experience adverse effects on our results of operations from this segment of business. Based on these impairment indicators, the Company performed an asset impairment analysis in accordance with SFAS 144, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”. As a result of this analysis, the remaining balance of goodwill and intangible assets of $76.5 million was deemed to be fully impaired and was written off during the third quarter of fiscal 2002. This write-off was recorded as “other expense” on the consolidated statements of operations.

Prior to the impairment charge that was recorded during the third quarter of fiscal 2002, intangible assets included goodwill, current technology and workforce-in-place associated with the acquisition of Cree Microwave accounted for under the purchase method in December 2000. Goodwill was capitalized at $81.5 million and represented the excess of cost over the fair value of assets acquired and was amortized using the straight-line method over ten years. Current technology and workforce-in-place assets were assigned values of $5.5 million and $800,000, respectively. These intangibles were being amortized under the straight-line method over eight and five years, respectively. During the first quarter of fiscal 2002, prior to the impairment charge, the expense for intangible asset amortization was $2.3 million.

Research and Development Accounting Policy

The U.S. Government provides funding through research contracts for several of the Company’s current research and development efforts. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs are divided between the U.S. Government and the Company based on the terms of the contract. The government’s cost share is then paid to the Company. Activities performed under these arrangements include research regarding SiC and GaN materials and devices. The contracts typically require the submission of a written report that documents the results of such research, as well as some material deliverables.

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three Months Ended
	September 29, 2002	September 23, 2001
	(in thousands)
Net R&D costs	$0	$13
Government funding	0	211

Total direct costs incurred	$0	$224

Income Taxes

The Company has established an estimated tax provision based upon an effective rate of 26% for the quarter ended September 29, 2002. The Company’s effective tax rate was 29% for the quarter ended September 23, 2001. The estimated effective rate was based upon projections of income for the fiscal year and the Company’s ability to utilize remaining net operating loss carryforwards and other tax credits. However, the actual effective rate may vary depending upon actual pre-tax book income for the year or other factors.

Shareholders’ Equity

On January 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to four million shares, or about five percent, of its outstanding common stock. Additionally, on March 22, 2001, the Company announced that its Board of Directors increased the repurchase limits under the stock repurchase program announced in January 2001 to include an additional three million shares, for a total of seven million shares of its outstanding common stock. During the three-month period ended September 29, 2002, the Company did not repurchase any shares of its common stock. For the three-month period ended September 23, 2001, the Company repurchased 663,000 shares of its common stock. These shares were repurchased at an average price of $15.08 per share.

At the discretion of the Company’s management, the repurchase program can be implemented through open market or privately negotiated transactions. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors.

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contingencies

The Company is involved in various lawsuits in which claims have been asserted against the Company for patent infringement, trade secret misappropriation, antitrust violations and other matters. Management believes the claims lack merit and is vigorously defending against the claims.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended
	September 29, 2002	September 23, 2001
	(in thousands)
Net income	$3,883	$6,460
Other comprehensive loss, net of tax	(2,515)	(6,758)

Comprehensive income (loss)	$1,368	$(298)

Earnings Per Share

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). The following computation reconciles the differences between the basic and diluted presentations:

	Three Months Ended
	September 29, 2002	September 23, 2001
	(in thousands, except per share data)
Net income	$3,883	$6,460
Weighted average common shares	72,747	72,952

Basic earnings per share	$0.05	$0.09

Net income	$3,883	$6,460
Diluted weighted average common shares:
Weighted average common shares	72,747	72,952
Dilutive effect of stock options	1,713	2,690

Total diluted weighted average common shares	74,460	75,642

Diluted earnings per share	$0.05	$0.09

Potential common shares that would have the effect of increasing diluted income per share are considered to be antidilutive. In accordance with SFAS 128, for the three months ended September 29, 2002, 10,938,433 shares were not included in calculating diluted earnings per

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

share and for the three months ended September 23, 2001, 7,611,674 shares were not included in calculating diluted earnings per share because the effect would be antidilutive.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and has been adopted by the Company, as required, in fiscal 2003. The Company does not expect the adoption of SFAS 142 to have a material impact on the Company’s results of operations or financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for financial statements for fiscal years beginning after June 15, 2002 and has been adopted by the Company in fiscal 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on the Company’s results of operations or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 144”). SFAS 144 addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 144 in fiscal 2003. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company’s results of operations or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB 30. SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, SFAS 145 rescinded Statement 44 addressing the accounting for intangible assets of motor carriers and made numerous technical corrections. SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and has been adopted by the Company in fiscal 2003. The Company does not expect the adoption of SFAS 145 to have a material impact on the Company’s results of operations or financial position.

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146, which nullified EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on the Company’s results of operations or financial position.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. All trend analysis and other information contained in this report relative to markets for our new products and trends in revenue, gross margins, and anticipated expense levels, as well as statements using forward-looking terminology such as “may,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend” or the negative thereof or other similar expressions constitute forward-looking statements. We caution that such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those forward-looking statements. These factors include, but are not limited to, risks associated with the production ramp-up for our new products such as our mid-brightness and XBright™ LED chips and our LDMOS 8 RF transitor product family, including the possibility of unexpected delays, increased costs and manufacturing difficulties or less than expected market acceptance; risks resulting from the concentration of our business among few customers, including the risk that customers may reduce or cancel orders or fail to honor purchase commitments; uncertain product demand; risks from increased competition; uncertainty regarding economic conditions; uncertainty whether we can achieve our targets for increased yields and cost reduction needed to develop our margins; risks associated with the planned release of new products under development, including the possibility we will be unable to develop and manufacture commercially viable versions of such products; risks that our investments in third parties will generate losses; the possibility of adverse results in our pending intellectual property litigation and of litigation costs in excess of those assumed for purposes of our financial targets; and uncertainty whether our intellectual property rights will provide meaningful protection. See Exhibit 99.1 for further discussion of factors that could cause our actual results to differ.

Business Overview

We are the world leader in developing and manufacturing compound semiconductor materials and electronic devices made from SiC and a leading developer and manufacturer of optoelectronic and electronic devices made from GaN and related materials on SiC substrates. We derive the largest portion of our revenue from the sale of near ultra violet, or UV, blue and green light emitting diodes or LEDs. We currently offer LEDs at three brightness levels:

•	XBright™ UV, blue and green products;

•	mid-brightness UV, blue and green products, which include MegaBright™, UltraBright™ and high brightness InGaN devices; and

•	standard brightness blue products.

For the three months ended September 29, 2002, based on limited customer feedback, we estimate that 48% of our LED revenue was generated from handset applications, 24% from automotive lighting, 11% from display and traffic signal signage and 17% from general indicator lighting, entertainment devices, white lighting and other applications.

Revenue from the sales of RF and microwave devices from our Cree Microwave segment was $700,000 for the three months ended September 29, 2002. These RF power transistors are the semiconductor content for power amplifiers that are used in base stations for cellular networks. We also derive revenue from the sale of advanced materials made from SiC that are used for manufacturing LEDs and power devices by our customers or for research and development for new semiconductor applications. We also sell SiC-based power devices and RF devices. We received no significant revenues from sales of power devices or SiC based RF devices in the three months ended September 29, 2002.

The balance of our revenue, or $6.7 million for the three months ending September 29, 2002, is derived from contract funding. Under various programs, U.S. Government entities further the development of our technology by funding our research and development efforts. Contract revenue includes funding for direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which we expect funding to exceed direct costs over the life of the contract. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract, we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

Product Overview

Our mid-brightness chips comprised 89% of total LED revenue for the three months ended September 29, 2002. We define our mid-brightness LEDs to include our MegaBright™, UltraBright™ and high brightness devices. We completed the introduction of our MegaBright™ LED line during the third quarter of fiscal 2002 with the commercial release of three new products: the MegaBright™ UV device, the traffic signal green device and the true green device. The blue chip was released in the fourth quarter of fiscal 2001. We believe the MegaBright™ products are important in the marketplace as they offer a similar brightness (which is defined as the optical power output from a chip at 20 milliamps of drive current based on our internal measurements) to devices offered by our primary competitors. Some of our customers coat our MegaBright™ blue or UV products with phosphor to create white light devices. Blue or UV LEDs converted to white or other blue chips in the mid-brightness range are also used by end users as a backlight for wireless handsets in both the display and the keypad, in automotive dashboard lighting, in displays as well as general indicator lights. Applications for the true green device target full color indoor and outdoor video displays, automotive lighting and other indicator lights.

We initially introduced the XBright™ family of LEDs during the third quarter of fiscal 2002 and the product has since been improved. For the first fiscal quarter of 2003, we began shipping improved XBright™ products and they made up 2% of LED revenue. We believe that certain customers are qualifying the improved product, and we target that the XBright™ devices will be a larger percentage of our LED revenue beginning in the second quarter of fiscal 2003. We believe this new product family is strategically important to our business because the chips deliver increased brightness by approximately 40 percent over the MegaBright™ family of LEDs. Target applications for the XBright™ devices include wireless handsets, miniature white lights, traffic signals and video screens. The XBright™ LED technology incorporates a flip chip, or junction down design and utilizes the optical benefits of SiC while maintaining the vertical structure advantages of a single top contact. This design allows for a standard size chip similar to our other devices. We offer a complete product family of XBright™ LEDs: UV, blue, traffic green and true green. Customer interest in the product has remained strong, as we believe the XBright™ chip is the brightest (which is defined as the optical power output from a chip at 20 milliamps of drive current based on our internal measurement and customer feedback) nitride LED currently available in the marketplace. Shipments of our standard brightness devices remained stable in the first quarter of fiscal 2003 in comparison to fiscal 2002 and were supported by automotive and indicator light designs. During the first quarter of fiscal 2003, standard brightness products were approximately 9% of LED revenue.

We have recently seen aggressive pricing from our competition in Taiwan for blue low to mid-brightness LED chips. In addition, as of September 29, 2002, we are operating our Durham facility at capacity. While we target yield improvements and other increases to capacity, our ability to increase volumes is limited in the short term. Our near term inability to meet customer demand due to capacity constraints may adversely affect long-term customer relationships and cause us to miss opportunities to increase our LED market share.

Revenue from Cree Microwave was $700,000 during the first quarter of fiscal 2003. Our biggest challenge for Cree Microwave will be to diversify our Spectrian-concentrated business. However, due to the weak economic environment for microwave devices and the long qualification process for our products, we believe that this diversification will develop over many quarters. In the first quarter of fiscal 2003 we completed the qualification of the new laterally diffused metal oxide semiconductor, or LDMOS 8 products for 30 and 60-watt devices. We target the completion of the qualification cycle for our 90 and 125-watt parts to occur in the second quarter of fiscal 2003. If we fail to attain this goal, we target revenue from this segment to remain near or below $1.0 million per quarter over the next several quarters. Our supply agreement with Spectrian, Cree Microwave’s largest customer, allows Spectrian to reduce its purchase obligations significantly if we are unable to meet the qualification for the family of LDMOS 8 products or for as long as completion of the qualification is delayed.

For the first quarter of fiscal 2003, our materials revenue was stable compared to the prior sequential quarter. Our largest wafer customer opted to purchase more LED chips rather than wafers and as a result, wafer volume decreased by 21% over the June 2002 quarter. This lower volume was offset by a 28% increase in average sales prices. Sales of material for use in gemstones were 63% higher than the June 2002 quarter as Charles & Colvard, or C&C, our sole customer for such materials, has increased demand for these products. Revenue from gemstone materials has remained less than 5% of our overall revenue.

Government contract revenue increased 19% sequentially for the three months ended September 2002 due to work that began on two new significant contract awards that were received at the end of fiscal 2002 and early fiscal 2003.

Critical Accounting Policies

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill.     We have approximately $338.4 million of long-lived assets as of September 29, 2002, including approximately $220.5 million related to fixed assets and $65.6 million in long-term investments held to maturity. In addition to the original cost of these assets, their recorded value is impacted by a number of our policy elections, including estimated useful lives, salvage values and impairment charges, if any. In accordance with SFAS 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, or SFAS 144, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets have been impaired. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimations of the fair market value of the assets, and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations and estimated salvage values. There was a $69,000 impairment charge taken for long-lived assets for the three months ending September 29, 2002.

During the third quarter of fiscal 2002, we completed an impairment analysis of the intangible assets and goodwill related to the acquisition of Cree Microwave. This analysis was performed due to significant changes in business conditions at the operating segment. First, Cree Microwave amended its supply agreement with Spectrian effective March 31, 2002, which resulted in a significant reduction in quarterly revenue expectations. In addition, Cree Microwave’s outlook for acquiring additional customers in the near term weakened due to the deteriorating economic conditions and long product qualification cycles. Also, many of the products that Spectrian indicated it would purchase in the future were not released to production at the time. As a result of this impairment analysis, the remaining balance of intangible assets and goodwill of $76.5 million was deemed fully impaired and was written off.

Accounting for Marketable and Non-Marketable Equity Securities.     We classify our marketable securities that are not trading or “held-to-maturity” securities as “available-for-sale”. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. Realized gains and losses are recognized when realized upon sale or disposition or when declines in value are deemed to be other than temporary in accordance with SFAS 115 “Accounting for Certain Debt and Equity Securities”. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an “other-than-temporary” decline in fair value. Our policy requires, among other things, a review of each of the companies’ cash position, earnings/revenue outlook, stock price performance, liquidity, ability to raise capital and management/ownership.

Based on this review, if we believe that an “other-than-temporary” decline exists in the value of one of our marketable equity securities, it is our policy to write down these equity investments to the market value. The related write-down will then be recorded as an investment loss on our consolidated statements of operations. During fiscal 2002, we recorded an “other-than-temporary” investment loss of $22.0 million related to our available-for-sale marketable securities based primarily on sustained reductions in stock price performance. During the first quarter of fiscal 2003 we did not record an “other-than-temporary” investment loss. However, as of September 29, 2002, the market value of our public investments was $3.4 million less than at the close of fiscal 2002. If market conditions do not improve, we will likely have to write-down these investments to their market value and record the loss as a non-operating expense on our consolidated statement of operations at the end of December 2002.

We also make strategic investments in the equity of privately held companies. Since we do not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting. Since the shares of stock we received in these investments are not publicly traded, there is no established market for these securities. We have a policy in place to review the fair value of these investments on a regular basis to evaluate the carrying value of such investments. This policy includes, but is not limited to, reviewing each of the companies’ cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from the privately held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of an investment is at an amount in excess of fair value, it is our policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on our consolidated statements of operations. During 2002, we recorded a write-down on these investments of $20.4 million, representing our best estimate of “other-than-temporary” declines in value based on a review of those factors described above. Estimating the fair value of non-marketable investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. There were no adjustments made to investment losses on our consolidated statements of operations during the first quarter of fiscal 2003.

Inventories.    Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. We evaluate our ending inventories for excess quantities, impairment of value and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team and management estimates. We generally reserve for inventories on hand that are greater than twelve months old, unless there is an identified need for the inventory. In addition, we write off inventories that are considered obsolete based upon changes in customer demand, manufacturing process changes that result in existing inventory obsolescence or new product introductions, which eliminate demand for existing products. Remaining inventory balances are adjusted to approximate the lower of our manufacturing cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. We evaluate the adequacy of these reserves quarterly. In the third quarter of fiscal 2002, we recorded a $4.5 million reserve at our Cree Microwave segment for non-LDMOS and older LDMOS devices as a result of contract negotiations with Spectrian that identified these devices as obsolete. During the first quarter of fiscal 2003, we recorded a $522,000 reserve for LDMOS 7 inventory and wrote down $185,000 of certain LEDs to an estimated market value calculation. These adjustments were recorded through cost of revenue. In addition, we also recorded the write off of $1.0 million of costs associated with initial XBright™ products and $417,000 of costs associated with LDMOS 8 devices as research and development expenses in the first quarter of fiscal 2003. These devices were determined not to be commercially viable and were replaced by improved products during the current quarter.

Revenue Recognition and Accounts Receivable.    Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. In some cases our inventory is maintained at a consigned location, in that situation, revenue is recognized as our customer pulls inventory for their use. We provide our customers with a limited right of return. Revenue is recognized at shipment or when product is pulled from consigned inventory, and we record a reserve for sales returns. We make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the allowance for sales returns. Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The allowance for sales returns at September 29, 2002 was $1.1 million.

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

Valuation of Deferred Tax Assets.    As of September 29, 2002, we had $28.0 million recorded as deferred tax assets. These assets were recorded as a result of tax benefits associated with the $143.9 million of significant charges taken in fiscal 2002. These charges were recorded for the write-off of property and equipment, the impairment of goodwill and intangible assets at Cree Microwave and other charges resulting from the downturn in Cree Microwave’s business and the “other than temporary” charges taken on our investments. We did not record a reserve against these deferred tax assets as we target profitable operations over the next several periods and target being able to use the deferred tax assets in their entirety.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgement in its application. There are also areas in which management’s judgement in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 which contain a discussion of our accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

The following table shows our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Quarter Ended
	September 29, 2002	September 23, 2001
Revenue:
Product revenue, net	86.4%	89.4%
Contract revenue, net	13.6	10.6

Total revenue	100.0	100.0
Cost of Revenue:
Product revenue, net	51.5	46.1
Contract revenue, net	10.2	7.8

Total cost of revenue	61.7	53.9

Gross margin	38.3	46.1
Operating expenses:
Research and development	13.5	9.5
Sales, general and administrative	16.0	13.3
Intangible asset amortization	—	5.2
Other expense	0.1	2.0

Income from operations	8.7	16.1
Interest income, net	2.9	5.0
Other non-operating (expense) income	(0.9)	—

Income before income taxes	10.7	21.1
Income tax expense	2.7	6.1

Net income	8.0%	15.0%

Three Months Ended September 29, 2002 and September 23, 2001

Revenue.    Revenue grew 13% to $48.8 million in the first quarter of fiscal 2003 from $43.2 million in the first quarter of fiscal 2002. This increase was attributable to higher product revenue of $42.2 million in the first quarter of fiscal 2003 from $38.6 million in the first quarter of fiscal 2002. For the first quarter of fiscal 2003, LED revenue increased 50% from the prior year due to a 73% LED chip volume increase over units delivered in the first quarter of last year. Average LED sales prices declined 13% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 due to expected contractual volume discounts given to customers. The majority of the increase in LED sales was generated by new design wins particularly in the wireless handset market. Most major handset manufacturers now offer blue or white backlight designs, many of which include our products. We believe that the majority of our mobile phone success in the last quarter resulted from blue keypads in phones with blue and full color displays and LEDs used as the backlight for blue displays. We also had several wins in our first quarter of fiscal 2003 for the white LEDs, which backlight the full color screens, and we are targeting to increase the use of our products in these designs during fiscal 2003. We have also seen an increased demand for LEDs for automotive backlighting as we began shipments for new high volume European and Asian automotive designs for the 2003 model year. Customer demand remains strong as our orders and customer forecast exceed our targeted capacity for the second quarter of fiscal 2003. We also have some visibility for the longer term based on contractual commitments from OSRAM Opto Semiconductors GmbH, or Osram, through September 2003 and Sumitomo Corporation through June 2003. We target revenue to increase by 5% sequentially in our second quarter of fiscal 2003 mostly due to increasing LED demand.

Revenue from Cree Microwave declined 93% to $700,000 during the first quarter of fiscal 2003, with only $190,000 of product being sold to Spectrian. All of our revenue for the first quarter of fiscal 2003 was attributable to sales of LDMOS 7 devices. That amount compares to $9.7 million recognized as revenue from Cree Microwave in the first quarter of fiscal 2002. Unit shipments decreased 94% over the comparative periods. Our contractual arrangement with Spectrian permits Spectrian to significantly reduce its purchase obligations if we were not able to complete our qualification of our LDMOS 8 products prior to the end of the first quarter of fiscal 2003 and for each subsequent month until those parts are qualified. We announced the completion of the qualification of our 30 and 60-watt devices in late September and target the completion of the qualification of our 90 and 125-watt devices in our second quarter. We target revenue in the second quarter of fiscal 2003 to increase slightly sequentially. We have given Spectrian notice of a dispute under our supply agreement and we are working with them to resolve these issues.

Material sales increased 16% in the first quarter of fiscal 2003 compared to the same period of fiscal 2002 due to significantly higher gemstone sales. Sales of gemstone products grew 309%, as sales to C&C increased during the first quarter of fiscal 2003 due to a stronger demand from their customers. SiC wafer sales decreased 10% in the first quarter of fiscal 2003 compared to the prior year. Wafer units have decreased 33%, while average sales prices have increased 35% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 as our largest wafer customer, OSRAM, has opted to purchase more LED chips rather than wafers.

Contract revenue received from U.S. Government agencies increased 45% during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 due to larger contract awards received during our fourth quarter of fiscal 2002 and the first quarter of fiscal 2003. These awards are directed towards microwave and power devices. Contract revenue for the second quarter of fiscal 2003 is targeted to remain even with the first quarter of fiscal 2003.

Gross Profit.    Gross profit decreased 6% to $18.7 million in the first quarter of fiscal 2003 compared to $19.9 million in the first quarter of fiscal 2002. Compared to the prior year, gross margin for the quarter decreased to 38% from 46% of revenue. During the first quarter of fiscal 2003, cost of sales included a $185,000 write-down for early generation XBright™ devices in inventory, and a $522,000 inventory reserve for LDMOS 7 devices due to continued weakness in our primary customer’s business. In addition, during the first quarter of fiscal 2003, we increased our allowance for sales returns by $641,000. Without these charges, gross margin from operations would have been 41%. Gross margin for the first quarter of fiscal 2003 was most impacted by the low revenue reported at our Cree Microwave segment. Gross profits for that segment were a loss of $2.8 million. Without the impact of Cree Microwave and the inventory and receivable reserves, gross margins would have been 46%. The LED product line gross margin was even in comparison to the prior year as a 13% decline in average sales prices was offset by a 13% decrease in average unit costs. During the first quarter of fiscal 2003, product specifications from our customers were tighter and we incurred additional costs associated with ramping up capacity in a rapid mode to meet customer demand. We continue to focus on yield improvements and increasing our overall capacity as our highest priorities. If we are successful in improving our yield, gross margins could improve. Gross margins could also improve if we are able to generate more revenue for our Cree Microwave segment. We are also focused on gaining new business from non-Spectrian customers. Wafer costs for SiC material sales were 18% higher comparing the first quarter of fiscal 2003 results to the first quarter of fiscal 2002, due to product mix. However, since average sales prices for materials were 35% higher in the first quarter of fiscal 2003 compared to last year, the overall materials business was more profitable.

Research and Development.    Research and development expenses increased 61% or $2.5 million in the first quarter of fiscal 2003 to $6.6 million from $4.1 million in the first quarter of fiscal 2002. Increased spending for research and development results from the combination of increased internal funding to support microwave, power and optoelectronic programs. Research and development costs for the first quarter of fiscal 2003 also included a $1.0 million charge for costs associated with initial XBright™ chips that were made over the last several quarters and were never fully qualified by customers. We determined during the first quarter of fiscal 2003 that these parts were not commercially viable and we are now qualifying a newer device. In addition, $417,000 of research and development costs associated with LDMOS 8 development was also incurred. We reduced our funding of research and development expenses in the most recent quarter from the prior quarter as resources were shifted from research and development to production to meet our growing LED demands. Internal funding for programs is targeted to accelerate in the next several months as we continue to focus on brighter LEDs, improved LDMOS, SiC and GaN microwave devices and power and blue laser products.

Sales, General and Administrative.    Sales, general and administrative expenses increased 37% or $2.1 million in the first quarter of fiscal 2003 to $7.8 million from $5.7 million in the first quarter of fiscal 2002, due to significant legal costs primarily associated with intellectual property litigation and other general expense increases associated with the growth of our business. We target sales, general and administrative expenses to be even during our second quarter of fiscal 2003.

Intangible Asset Amortization.    Intangible asset amortization decreased 100% to $0 in the first quarter of fiscal 2003 as compared to $2.2 million in the prior year. Intangible assets were generated by the acquisition of Cree Microwave in December 2000. Intangible asset amortization ceased during the fourth quarter of fiscal 2002. An analysis of goodwill and other intangible assets indicated that the carrying values of such assets had been fully impaired under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” (SFAS 121). Prior to the write-off of goodwill and intangible assets, we were amortizing these assets over periods ranging from five to ten years.

Other Operating Expense.    Other operating expense decreased 92% to $69,000 in the first quarter of fiscal 2003 as compared to $851,000 during the first quarter of fiscal 2002. Both of these charges were attributable to the disposal of fixed assets during each respective quarter.

Interest Income, Net.    Interest income, net declined $737,000 or 34% in comparison to the first quarter of fiscal 2002. The reduction from the comparative quarter results primarily from lower interest rates received from securities-held-to-maturity.

Other Non-Operating Expense.    Other non-operating expense increased 100% to $400,000 in the first quarter of fiscal 2003 as compared to $0 in the first quarter of fiscal 2002. The increase was due to severance costs at Cree Microwave. We reduced our workforce by one-third in order to lower our costs.

Income Tax Expense.    Income tax expense for the first quarter of fiscal 2003 was $1.4 million compared to $2.6 million in the first quarter of fiscal 2002. The decrease in income tax expense resulted from the combination of lower income before income taxes and a lower estimated effective income tax rate compared to the provision over the same period in fiscal 2002. The effective income tax rate was 26% for the first quarter of fiscal 2003 compared to 29% during the comparative period in fiscal 2002. This change in the Company’s effective tax rate is a direct result of the implementation of certain tax planning strategies and the impact of write-downs taken in fiscal 2002.

Liquidity and Capital Resources

We have funded our operations to date through sales of equity, bank borrowings and revenue from product and contract sales. As of September 29, 2002, we had working capital of $145.3 million, including $101.1 million in cash, short-term investments and marketable securities. Operating activities generated $10.2 million for the first three months of fiscal 2003 compared with $16.2 million generated during the comparative period in fiscal 2002. This decrease was primarily attributable to lower cash profitability and an increase in operating assets, primarily accounts receivable.

Capital expenditures of property, plant and equipment amounted to $16.9 million during the first three months of fiscal 2003. In addition, $13.2 million was invested in available for sale securities during the first quarter of fiscal 2003.

Cash provided by financing activities during the quarter consists of $116,000 in proceeds from the exercise of stock options from the Company’s employee stock option plan.

From time to time we evaluate potential acquisitions of and investments in complementary businesses and anticipate continuing to make such evaluations. We may issue additional shares of common stock in connection with the acquisition of complementary businesses or other significant assets.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosures

As of September 29, 2002, we maintain investments in equity securities that are treated for accounting purposes under SFAS 115 as “available-for-sale” securities. These investments are normally carried at fair market value based upon the quoted market price of that investment at the end of the reporting period, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholder’s equity. It is our policy to write down these equity investments to their market value and record the related write-down as an investment loss on our consolidated statements of operations when the investment has an “other-than-temporary” decline in value. At June 30, 2002, we believed that an “other-than-temporary” decline existed in our marketable equity securities and we recorded an “other-than-temporary” investment loss of $22.0 million related to our available for sale marketable securities. These investments are subject to market risk of equity price changes. Management views these stock holdings as an investment; therefore, the shares are accounted for as “available for sale” securities under SFAS 115. The fair market value of these investments as of September 29, 2002, using the closing sale price as of September 27, 2002, was $2.6 million. These equity securities are held for purposes other than trading.

An adverse movement of equity market prices would also have an impact on our portfolio of non-marketable strategic equity securities, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions could negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. At September 29, 2002, our non-marketable strategic equity securities had a carrying amount of $16.0 million.

We have invested some of the proceeds from our January 2000 public offering into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. These investments are A grade or better per our cash management policy. At September 29, 2002, the Company had $109.8 million invested in these securities. We currently have no debt outstanding. With certain of our larger customers, we maintain a foreign currency adjustment to our sales price if certain exchange rates against the U.S. dollar are not maintained. These revenue adjustments represent our main risk with respect to foreign currency, since our contracts and purchase orders are denominated in U.S. dollars. We also have no commodity risk.

Qualitative Disclosures:

Our investments in publicly traded equity securities are subject to the market risk of equity price changes. While we cannot predict or manage the future market price for such stock, management continues to evaluate our investment position on an on-going basis.

Item 4.    Controls and Procedures

Based on the Company’s most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal control or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

During the three months ended September 29, 2002, there were no material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Please refer to Item 3 of the Form 10-K for a description of material legal proceedings pending through September 29, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

10.1	Fiscal Year 2003 Management Incentive Plan*

99.1	Certain Business Risks and Uncertainties

* Compensatory Plan

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the first quarter of fiscal 2003.

The Company furnished a report under Item 9 of Form 8-K on August 16, 2002 with the written statements of the Company’s Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

/s/ CYNTHIA B. MERRELL
Cynthia B. Merrell Chief Financial Officer and Treasurer (Authorized Officer and Chief Financial and Accounting Officer)

Date: October 29, 2002

CERTIFICATIONS

I, Charles M. Swoboda, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Cree, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES M. SWOBODA
Charles M. Swoboda President and Chief Executive Officer

Date:  October 29, 2002

I, Cynthia B. Merrell, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Cree, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CYNTHIA B. MERRELL
Cynthia B. Merrell Chief Financial Officer

Date:  October 29, 2002