Form 10-Q
period 2002-12-29
CREE INC
filed 2003-01-31
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2002

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 17, 2003 was 73,242,214.

CREE, INC.
FORM 10-Q

For the Quarter Ended December 29, 2002

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

CREE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 29, 2002	June 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,319	$73,744
Short-term investments held to maturity	50,882	32,396
Marketable securities available for sale	—	6,008
Accounts receivable, net	41,573	34,592
Interest receivable	4,423	2,083
Inventories, net	15,144	17,966
Deferred income taxes	2,205	1,122
Prepaid expenses and other current assets	5,647	5,994

Total current assets	178,193	173,905
Property and equipment, net	232,694	211,685
Long-term investments held to maturity	68,002	64,225
Deferred income taxes	21,750	27,365
Patent and license rights, net	6,592	4,251
Other assets	19,660	22,764

Total assets	$526,891	$504,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$16,050	$13,075
Accrued salaries and wages	5,453	4,010
Deferred revenue and other accrued expenses	6,316	4,969

Total current liabilities	27,819	22,054
Long term liabilities:
Other long term liabilities	27	37

Total long term liabilities	27	37
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 29, 2002 and June 30, 2002; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized; 73,242 and 72,729 shares issued and outstanding at December 29, 2002 and June 30, 2002, respectively	91	90
Additional paid-in-capital	512,243	508,432
Deferred compensation expense	(446)	(696)
Accumulated deficit	(12,843)	(25,722)

Total shareholders’ equity	499,045	482,104

Total liabilities and shareholders’ equity	$526,891	$504,195

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2002	December 23, 2001	December 29, 2002	December 23, 2001
Revenue:
Product revenue, net	$49,222	$36,873	$91,376	$75,451
Contract revenue, net	7,505	4,219	14,163	8,807

Total revenue	56,727	41,092	105,539	84,258
Cost of revenue:
Product revenue	27,510	18,508	52,627	38,420
Contract revenue	5,677	3,209	10,666	6,559

Total cost of revenue	33,187	21,717	63,293	44,979

Gross profit	23,540	19,375	42,246	39,279
Operating expenses:
Research and development	7,667	6,748	14,231	10,853
Sales, general and administrative	6,474	5,582	14,299	11,314
Other expense	1,423	18,820	1,491	19,670
Goodwill and intangible asset amortization	—	2,256	—	4,511

Income (loss) from operations	7,976	(14,031)	12,225	(7,069)
Other non operating income (loss)	2,916	(11,794)	2,516	(11,794)
Interest income	1,265	1,353	2,663	3,490

Income (loss) before income taxes	12,157	(24,472)	17,404	(15,373)
Income tax expense (benefit)	3,161	(7,096)	4,525	(4,458)

Net income (loss)	$8,996	$(17,376)	$12,879	$(10,915)

Earnings (loss) per share:
Basic	$0.12	$(0.24)	$0.18	$(0.15)

Diluted	$0.12	$(0.24)	$0.17	$(0.15)

Shares used in per share calculation:
Basic	73,051	72,457	72,899	72,705

Diluted	75,259	72,457	74,849	72,705

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Six Months Ended
	December 29, 2002	December 23, 2001
Operating activities:
Net income (loss)	$12,879	$(10,915)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	19,462	15,337
Loss on disposal of property, equipment and other impairment charge	1,512	18,935
Amortization of patent rights	155	124
Amortization of intangible assets	—	4,511
Amortization of deferred compensation	250	256
Deferred income taxes	4,551	(8,453)
Loss (gain) on marketable secutities	2,067	(558)
Tax benefits associated with stock option exercises	—	1,690
Other than temporary decline in value of long term investments	—	12,352
Changes in operating assets and liabilities:
Accounts and interest receivable	(8,761)	959
Inventories	2,822	(3,015)
Prepaid expenses and other current assets	(13,552)	686
Other long-term assets	14,115	—
Accounts payable, trade	2,975	(7,246)
Accrued expenses and other long-term liabilities	2,779	(817)

Net cash provided by operating activities	41,254	23,846

Investing activities:
Purchase of available for sale securities	—	(15,305)
Proceeds from sale of available for sale securities	3,921	2,103
Purchase of property and equipment	(40,229)	(21,765)
Purchase of securities held to maturity	(60,184)	(40,000)
Proceeds from maturities of securities held to maturity	37,862	46,965
Proceeds from sale of investment	635	—
Decrease in other long-term assets	—	(7,901)
Capitalized patent costs	(2,496)	(516)

Net cash used in investing activities	(60,491)	(36,419)
Financing activities:
Repurchase of common stock	—	(10,608)
Net proceeds from issuance of common stock	3,812	2,956

Net cash provided by (used in) financing activities	3,812	(7,652)

Net decrease in cash and cash equivalents	(15,425)	(20,225)
Cash and cash equivalents:
Beginning of period	73,744	164,562

End of period	$58,319	$144,337

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$1,901

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

The consolidated balance sheet as of December 29, 2002, the consolidated statements of operations for the three and six months ended December 29, 2002 and December 23, 2001, and the consolidated statements of cash flow for the six months ended December 29, 2002 and December 23, 2001 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flow at December 29, 2002, and for all periods presented have been made. The consolidated balance sheet at June 30, 2002 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s fiscal 2002 Annual Report on Form 10-K. The results of operations for the period ended December 29, 2002 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

Summarized financial information concerning the reportable segments as of and for the three and six months ended December 29, 2002 and December 23, 2001 are shown in the following table. The “Other” column represents amounts excluded from specific segments such as interest income. In addition, the “Other” column also includes corporate assets such as cash and cash equivalents, short-term investments held to maturity, marketable securities, interest receivable and long-term investments held to maturity which have not been allocated to a specific segment.

As of and for the three months ended December 29, 2002 (in thousands)	Cree	Cree Microwave	Other	Total
Revenue	$55,974	$753	$—	$56,727
Income (loss) before income taxes	12,621	338	(802)	12,157
Assets	$331,556	$13,709	$181,626	$526,891

As of and for the three months ended December 23, 2001 (in thousands)	Cree	Cree Microwave	Other	Total
Revenue	$33,311	$7,781	$—	$41,092
Income (loss) before income taxes	(11,714)	(1,759)	(10,999)	(24,472)
Assets	$288,815	$98,661	$196,646	$584,122

As of and for the six months ended December 29, 2002 (in thousands)	Cree	Cree Microwave	Other	Total
Revenue	$104,086	$1,453	$—	$105,539
Income (loss) before income taxes	21,742	(4,934)	596	17,404
Assets	$331,556	$13,709	$181,626	$526,891

As of and for the six months ended December 23, 2001 (in thousands)	Cree	Cree Microwave	Other	Total
Revenue	$66,804	$17,454	$—	$84,258
Income (loss) before income taxes	(5,157)	(1,354)	(8,862)	(15,373)
Assets	$288,815	$98,661	$196,646	$584,122

Reclassifications

Certain fiscal 2002 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity.

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the last Sunday in the month of June. The Company’s 2003 fiscal year extends from July 1, 2002 through June 29, 2003 and is a 52-week fiscal year. The Company’s 2002 fiscal year extended from June 25, 2001 through June 30, 2002 and was a 53-week fiscal year.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at December 29, 2002 and June 30, 2002, and the reported amounts of revenues and expenses during the three and six months ended December 29, 2002 and December 23, 2001. Actual amounts could differ from those estimates.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. If inventory is maintained at a consigned location, revenue is recognized when our customer pulls product for its use. We provide our customers with a limited right of return, such as warranty claims. Revenue is recognized at shipment, and we record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition. Certain of the Company’s distributor arrangements provide for limited product exchanges and price protection. The Company defers revenue based on its estimates of product exchanges and other allowances in connection with these contractual arrangements and recognizes the related revenue when final sales amounts are realized.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term and long-term investments, available for sale securities, accounts and interest receivable, accounts payable, accrued expenses and other liabilities approximate fair values at December 29, 2002 and June 30, 2002.

Investments

Investments are accounted for in accordance with Statement of Financial Accounting Standards 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). This statement requires certain securities to be classified into three categories:

•	Securities Held-to-Maturity- Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.
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

At December 29, 2002, the Company held no marketable equity securities. During the second quarter of fiscal 2003, the Company sold its entire position in two publicly traded companies. The Company sold 356,000 common shares in the first company purchased at an average cost of $40.10 per share, or a total purchase cost of $14.3 million. These shares were purchased through two transactions in May 1999 and April 2000. In June 2000, 162,600 shares were sold for $6.3 million, with a gain on the sale recognized for $3.6 million. The Company recorded a charge through non-operating expense on the consolidated statements of operations in June 2002, for an “other than temporary decline in value” which reduced the value of this investment to $5.23 per share, or $1,862,000, which was the market value as of June 28, 2002. These shares were sold during the three months ended December 29, 2002 for $1,826,000, with a net loss on the sale recognized for $36,000 during the second quarter of fiscal 2003.

The Company also sold 691,000 common shares in the second publicly traded company purchased at an average cost of $19.91 per share, or a total purchase cost of $13.8 million. These shares were purchased between June 2001 and October 2001. The Company recorded a charge through non-operating expense on the consolidated statements of operations in June 2002, for an “other than temporary decline in value” which reduced the value of this investment to $6.00 per share, or $4,146,000, which was the market value as of June 28, 2002. These shares were sold during the three months ended December 29, 2002 for $2,115,000, with a net loss on the sale recognized for $2,031,000 during the second quarter of fiscal 2003.

Management viewed these investments as strategic in nature and therefore the shares were accounted for as “available-for-sale” securities under SFAS 115. The Company carried these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, were included in accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity. Realized gains and losses are recognized upon sale or when declines in value are deemed to be “other than temporary” on the consolidated statements of operations. The Company reviews equity holdings on a regular basis to evaluate whether or not each security has experienced an “other-than-temporary” decline in fair value. This policy requires, among other things, to review each of the companies’ cash position, earnings\revenue outlook, stock price performance, liquidity, ability to raise capital and management\ownership. Based on this review, if the Company determined that an “other-than-temporary” decline existed in the value of marketable equity securities, it is the Company’s policy to write-down these equity investments to the respective market value. Any related write-down would then be recorded as an investment loss on the Company’s consolidated statements of operations. In the fourth quarter of fiscal 2002, the Company determined that an “other-than-temporary” decline in market value had occurred in both of these marketable equity investments. Accordingly, the Company wrote down these equity investments to their market values at June 30, 2002 and recorded the unrealized losses, previously recorded as a comprehensive loss in shareholders’ equity, as a non-operating loss on our consolidated statements of operations for the year then ended. The total amount of the charge to non-operating expenses in the consolidated statements of operations for the year ended June 30, 2002 relating to these investments was $22.0 million. The Company recorded a combined net loss of $2.1 million on the sale of these securities to non-operating expense in the consolidated statement of operations for the three and six months ended December 29, 2002.

One of the companies in which the Company invested funded a research and development project for custom LEDs and lasers. The amount of funding received by the Company was $1.4 million and $2.7 million for the three and six months ended December 23, 2001, respectively. The amount of the research and development funding received from the company was recorded as an offset to research and development expense. There was no funding from this company during the three and six months ended December 29, 2002 and the Company does not anticipate additional funding for research and development from this company in the future.

As of December 29, 2002, the Company’s short-term investments held to maturity included $50.9 million in high-grade corporate bonds and other debt securities that mature within one year. As of June 30, 2002, the Company’s short-term investments held to maturity totaled $32.4 million consisting of high-grade corporate bonds. The Company purchased these investments with a portion of the proceeds from its public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as “securities held-to-maturity” under SFAS 115. The securities are reported on the consolidated balance sheets at amortized cost, as a short-term investment with unpaid interest included in interest receivable.

As of December 29, 2002, the Company’s long-term investments held to maturity consisted of $68.0 million in high-grade corporate bond holdings and other debt securities that mature after December 28, 2003. As of June 30, 2002, the Company’s long-term investments held to maturity consisted of $64.2 million in high-grade corporate bond holdings and other debt securities that mature after June 29, 2003. The Company purchased the corporate bonds with a portion of the proceeds from the public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as “securities held-to-maturity” under SFAS 115. The securities are reported on the consolidated balance sheets at amortized cost, as a long-term held to maturity investment with unpaid interest included in interest receivable if interest is due in less than 12 months, and as a long-term other asset if interest is due in more than 12 months. These investments mature over periods ranging from fourteen to twenty-four months.

As of December 29, 2002, the Company maintained $15.3 million of net investments in privately held companies, which are included in other assets on the consolidated balance sheet. Since the Company does not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting. Because the shares of stock the Company received in these investments are not publicly traded, there is no established market for these securities. The Company reviews the fair value of these investments on a regular basis to evaluate the carrying value of such investments. This review includes, but is not limited to, a review of each of the companies’ cash position, financing needs, earnings\revenue outlook, operational performance, management\ownership changes and competition. The evaluation process is based on information requested from the privately held companies by the Company. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If the Company determines that the carrying value of an investment is at an amount in excess of fair value, it is the Company’s policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on the Company’s consolidated statement of operations. During fiscal 2002, the Company recognized write-downs of these investments of $20.4 million, representing the Company’s best estimate of “other-than-temporary” declines in value, of which $12.4 million was written down in the second quarter of fiscal 2002. This impairment charge was included as ‘other non-operating loss’ on the consolidated statement of operations. During the three and six months ended December 29, 2002, there were no additional write-downs taken on these investments and one of the private companies was sold to another company with proceeds of $636,000 received from the sale. The Company’s investment in this company was written down to match the sale proceeds in a previous period.

During fiscal 2002, two of the private companies in which we invested funded research and development projects conducted by the Company. During fiscal 2003, one of the private companies we invested in funded a research and development project. The project funded in fiscal 2002 and 2003 was for development of brighter LEDs. The other project funded in fiscal 2002 was for development of SiC RF transistors. The total amount of funding received by the Company from these companies was $0 and $750,000 for the three months ended December 29,

2002 and December 23, 2001, respectively. The total amount of funding received by the Company from these companies was $500,000 and $2.0 million for the six months ended December 29, 2002 and December 23, 2001, respectively. The amount of the research and development funding received from the companies was recorded as an offset to research and development expense. The Company does not anticipate additional funding from these companies in the future as both programs have now ended.

Impairment of Property and Equipment

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of (“SFAS 144”), the Company reviews long-lived assets for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable. During the quarter ended December 29, 2002, the Company recorded an impairment charge for property and equipment totaling $1.4 million related to an asset, which was associated with a program that was discontinued. This program was under the direction of a privately held company that we had previously made an investment in; however, the investment was fully reserved for on the consolidated statement of operations in June 2002. The asset was not located on the Company’s premises and management determined that it would no longer support the program. The charge was included in “other operating expense” on the consolidated statement of operations.

During the quarter ended December 23, 2001, the Company recorded an impairment charge for property and equipment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of (“SFAS 121”). The charge totaled $18.1 million related to assets that were disposed of, which was included in “other operating expense” on the consolidated statement of operations. This impairment charge was due to technology decisions or changes resulting in the obsolescence of the assets. The majority of these assets were destroyed due to the proprietary nature of the assets. Disposal of the impaired assets was completed in the second half of fiscal 2002.

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. It is the Company’s policy to record a reserve against inventory once it has been determined that conditions exist which may not allow the Company to sell the inventory for its intended purpose, the inventory’s value is determined to be less than cost, or it is obsolete. The charge for the inventory reserves is recorded in cost of revenue on the consolidated statement of operations. In the event the Company later sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold at the full inventory cost. The Company evaluates inventory levels quarterly against sales forecasts on a part-by-part basis and evaluates its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales as well as overall inventory risk assessed by management.

As of December 29, 2002, the Company maintained a $2.9 million reserve for inventory. Of the total reserve amount, $1.8 million is attributable to the Cree Microwave segment and $1.1 million is attributable to the Cree segment.

The majority of the reserve at Cree Microwave was recorded during the second quarter of fiscal 2003 resulting from the termination of the supply agreement with Spectrian. In exchange for a one-time payment of $5.0 million recorded as “other non-operating income” on the consolidated statement of operations, the Company relieved Spectrian of further obligations to purchase product under the supply agreement that was originally signed in December 2000. For the three months ended December 29, 2002, Cree Microwave recorded an additional reserve of $1.3 million for inventory that was targeted to sell to Spectrian, including some customized parts. Additional reserves were recorded in the third quarter of fiscal 2002, as contract negotiations at the time with Spectrian indicated that several parts on hand would not be salable. The Company disposed of a majority of this inventory during the fourth quarter of fiscal 2002 and the first and second quarters of fiscal 2003. These write-downs were recorded as a cost of revenue. In addition, $417,000 of LDMOS 8 devices were also written off as a research and development expense during the first quarter of fiscal 2003, as the Company developed a newer generation of technology that will be shipped to customers.

Cree segment results for the three months ended December 29, 2002 include a $784,000 additional reserve for LED and wafer inventories as management assessed the inventory to be slow moving or obsolete. During the first quarter of fiscal 2003, the Company recorded a $185,000 lower of cost or market adjustment to certain LED products based on management’s estimate of an average sales price for the products. Both of these adjustments were recorded to cost of revenue. During the first quarter of fiscal 2003, the Company wrote-off $1.0 million of the initial XBright™ chips that were developed during fiscal 2002. An improved chip has replaced these devices and this write down was recorded as a research and development expense as the initial devices were prematurely launched and are now obsolete.

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Inventories consist of the following:

	December 29, 2002	June 30, 2002
	(in thousands)
Raw materials	$4,507	$3,908
Work-in-progress	5,311	6,629
Finished goods	8,242	9,724

	18,060	20,261
Inventory reserve	(2,916)	(2,295)

Total inventory, net	$15,144	$17,966

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

Goodwill and Intangible Asset

During the third quarter of fiscal 2002, the Company determined that business conditions for its Cree Microwave segment had changed due to several factors. First, Cree Microwave amended its supply agreement with Spectrian effective March 31, 2002, which resulted in a significant reduction in quarterly revenue expectations. In addition, Cree Microwave’s outlook for acquiring additional customers in the near term weakened due to the deteriorating economic conditions and long product qualification cycles. Also, many of the products that Spectrian initially indicated it would purchase in the future had not been released to production at the time. Under the amended supply agreement, if Cree Microwave was not able to produce qualified LDMOS 8 devices in a timely manner, revenue from Spectrian could be significantly reduced after the June 2002 quarter. Based on these impairment indicators, the Company performed an asset impairment analysis in accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”. As a result of this analysis, the remaining balance of goodwill and intangible assets of $76.5 million was deemed to be fully impaired and was written off during the third quarter of fiscal 2002. This write-off was recorded as “other expense” on the consolidated statement of operations.

Prior to the impairment charge that was recorded during the third quarter of fiscal 2002, intangible assets including goodwill, current technology and workforce-in-place associated with the acquisition of Cree Microwave were accounted for under the purchase method in December 2000. Goodwill was capitalized at $81.5 million and represented the excess of cost over the fair value of assets acquired and was amortized using the straight-line method over ten years. Current technology and workforce-in-place assets were assigned values of $5.5 million and $800,000, respectively. These intangibles were being amortized under the straight-line method over eight and five years, respectively. During the three and six months ended December 23, 2001, prior to the impairment charge, the expense for intangible asset amortization was $2.3 million and $4.5 million, respectively.

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

	Three Months Ended		Six Months Ended
	December 29, 2002	December 23, 2001	December 29, 2002	December 23, 2001
	(In thousands)
Net R&D costs	$—	$47	$—	$60
Government funding	—	18	—	229

Total direct costs incurred	$—	$65	$—	$289

Income Taxes

The Company has established an estimated tax provision based upon an effective rate of 26% for the quarter and six months ended December 29, 2002. The Company’s effective tax rate was 29% for the quarter and six months ended December 23, 2001. The estimated effective rate was based upon projections of income for the fiscal year and the Company’s ability to utilize remaining net operating loss carryforwards and other tax credits. However, the actual effective rate may vary depending upon actual pre-tax book income for the year or other factors.

Shareholders’ Equity

On January 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to four million shares, or about five percent, of its outstanding common stock. Additionally, on March 22, 2001, the Company announced that its Board of Directors increased the repurchase limits under the stock repurchase program announced in January 2001 to include an additional three million shares, for a total of seven million shares of its outstanding common stock. During the three and six month periods ended December 29, 2002, the Company did not repurchase any shares of its common stock. For the three and six month periods ended December 23, 2001, the Company repurchased 42,000 and 705,000 shares of its common stock, respectively. These shares were repurchased at an average price of $15.04 per share, or a total aggregate of $10.6 million. The repurchase program, which was set to expire January 31, 2003, was extended by the Company’s board of directors through January 31, 2004.

At the discretion of the Company’s management, the repurchase program can be implemented through open market or privately negotiated transactions. The Company determines the time and extent of repurchases based on its evaluation of market conditions and other factors.

Contingencies

During prior periods, the Company was involved in various lawsuits in which claims were asserted against the Company for patent infringement, trade secret misappropriation, antitrust violations and other matters. During the second quarter of fiscal 2003, the Company entered into a patent cross license agreement and settlement of all such outstanding lawsuits described in the prior sentence.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended		Six Months Ended
	December 29, 2002	December 23, 2001	December 29, 2002	December 23, 2001
	(in thousands)		(in thousands)
Net income (loss)	$8,996	$(17,376)	$12,879	$(10,915)
Other comprehensive income (loss), net of tax	—	2,130	—	(4,628)

Comprehensive income (loss)	$8,996	$(15,246)	$12,879	$(15,543)

Earnings Per Share

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings (Loss) Per Share” (“SFAS 128”). The following computation reconciles the differences between the basic and diluted presentations:

	Three Months Ended		Six Months Ended
	December 29, 2002	December 23, 2001	December 29, 2002	December 23, 2001
	(In thousands, except per share amounts)
Net income (loss)	$8,996	$(17,376)	$12,879	$(10,915)
Weighted average common shares	73,051	72,457	72,899	72,705

Basic earnings (loss) per common share	$0.12	$(0.24)	$0.18	$(0.15)

Net income (loss)	$8,996	$(17,376)	$12,879	$(10,915)
Diluted weighted average common shares: Common shares outstanding	73,051	72,457	72,899	72,705
Dilutive effect of stock options and warrants	2,208	—	1,950	—

Total diluted weighted average common shares	75,259	72,457	74,849	72,705

Diluted earnings (loss) per common share	$0.12	$(0.24)	$0.17	$(0.15)

Potential common shares that would have the effect of increasing diluted income per share are considered to be antidilutive. In accordance with SFAS 128, for the three and six months ended

December 29, 2002, 9,757,927 and 10,194,729 shares, respectively, were not included in calculating diluted earnings per share, respectively, because the effect would be antidilutive. For the three and six months ended December 23, 2001, 8,892,675 and 8,843,688 shares, respectively, were not included in calculating diluted loss per share because the effect would be antidilutive.

Recent Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for financial statements for fiscal years beginning after June 15, 2002 and has been adopted by the Company in fiscal 2003. The adoption of SFAS 143 did not have a material impact on the Company’s results of operations or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 144”). SFAS 144 addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 144 in fiscal 2003. The adoption of SFAS 144 did not have a material impact on the Company’s results of operations or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB 30. SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for subleases when the original lessee remains a secondary obligor (or guarantor). In addition, SFAS 145 rescinded Statement 44 addressing the accounting for intangible assets of motor carriers and made numerous technical corrections. SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and has been adopted by the Company in fiscal 2003. The adoption of SFAS 145 did not have a material impact on the Company’s results of operations or financial position.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123” (“SFAS 148”). This Statement amends FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”(“APB 28”), to require disclosure about those effects in interim financial information. The Company intends to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25. SFAS 148’s amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. The Company will adopt the disclosure provisions of SFAS 148 beginning in the quarter ended March 30, 2003.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. All trend analysis and other information contained in this report relative to markets for our new products and trends in revenue, gross margins, and anticipated expense levels, as well as statements using forward-looking terminology such as “may,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend” or the negative thereof or other similar expressions constitute forward-looking statements. We caution that such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those forward-looking statements. These factors include, but are not limited to, risks associated with the production ramp-up for our new products such as our XBright™ LED chips and our LDMOS 8 RF transitor product family, including risks that we will be unable to achieve necessary improvements to these products as well as the possibility of unexpected delays, increased costs and manufacturing difficulties or less than expected market acceptance; risks resulting from the concentration of our business among few customers, including the risk that customers may reduce or cancel orders or fail to honor purchase commitments; uncertain product demand; risks from increased competition; uncertainty regarding economic conditions; uncertainty whether we can achieve our targets for increased yields and cost reduction needed to protect our margins; risks associated with the planned release of new products under development, including the possibility we will be unable to develop and manufacture commercially viable versions of such products; and risks that our investments in third parties will generate losses. See Exhibit 99.1 for further discussion of factors that could cause our actual results to differ.

Business Overview

We are the world leader in developing and manufacturing compound semiconductor materials and electronic devices made from SiC and a leading developer and manufacturer of optoelectronic and electronic devices made from GaN and related materials on SiC substrates. We derive the largest portion of our revenue from the sale of near ultra violet, or UV, blue and green light emitting diodes or LEDs. We currently offer LEDs at three brightness levels:

•	XBright™ blue, green and UV products;
•	mid-brightness blue, green and UV products, which include MegaBright™, UltraBright™ and high brightness InGaN devices; and
•	standard brightness blue products.

For the three months ended December 29, 2002, based on limited customer feedback, we estimate that 46% of our LED revenue was generated from display and keypad backlighting for wireless handsets, 27% from automotive lighting, 11% from display and traffic signal signage and 16% from indicator lighting, entertainment devices, white lighting and other applications.

We also derive revenue from the sale of advanced materials made from SiC and GaN that are used for manufacturing LEDs and power devices by our customers or for research and development for new semiconductor applications. Revenue from the sales of RF and microwave devices from our Cree Microwave segment was $753,000 for the three months ended December 29, 2002. These RF power transistors are the semiconductor content for power amplifiers that are used in base stations for cellular networks and other applications. We also sell SiC-based power devices and RF devices; however we received no significant revenues from these applications in the three months ended December 29, 2002.

The balance of our revenue, or $7.5 million for the three months ending December 29, 2002, is derived from contract funding. Under various programs, U.S. Government entities further the development of our technology by funding our research and development efforts. Contract revenue includes funding for direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which we expect funding to exceed direct costs over the life of the contract. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract, we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

Product Overview

Our mid-brightness chips comprised 91% of total LED revenue for the three months ended December 29, 2002. We define our mid-brightness LEDs to include our MegaBright™, UltraBright™ and high brightness devices. We completed the introduction of our MegaBright™ LED line during the third quarter of fiscal 2002 with the commercial release of three new products: the MegaBright™ UV device, the traffic signal green device and the true green device. The blue chip was released in the fourth quarter of fiscal 2001. We believe the MegaBright™ products are important in the marketplace as they offer a similar brightness (which is defined as the optical power output from a chip at 20 milliamps of drive current based on our internal measurements) to devices offered by our primary competitors. We continued to make incremental improvements in the brightness of the MegaBright™ chip, which increased demand for that chip. Some of our customers combine our blue products with phosphor to create white light devices. Blue LEDs converted to white or other blue chips in the mid-brightness range are also used by end users as a backlight for wireless handsets in both the display and the keypad and in automotive dashboard lighting. Blue chips are also used in full color indoor and outdoor video displays as well as general indicator lights. Applications for the green devices target full color indoor and outdoor video displays, automotive lighting, traffic signals and other indicator lights.

We initially shipped the XBright™ family of LEDs during the third quarter of fiscal 2002 and continue to make improvements to the chip design. We have some customers that have designed in our current XBright™ devices and during the second fiscal quarter of 2003, XBright™ sales made up 2% of LED revenue. We also have some customers who need a more robust chip design to meet reliability requirements for their products. We believe that the reliability performance of the chip varies between customers due to package design and application requirements. We continue to make improvements to the chip’s design, and we target that these improvements will increase robustness for all applications. We are in the process of qualifying recent improvements. We believe this new product family is strategically important to our business because the chips deliver increased brightness by approximately 40 percent over the MegaBright™ family of LEDs. Target applications for the XBright™ devices include wireless handsets, miniature white lights, traffic signals and video screens. The XBright™ LED technology incorporates a flip chip, or junction-down design, and utilizes the optical benefits of SiC while maintaining the vertical structure advantages of a single top contact. This design allows for a standard size chip similar to our other devices. We offer a complete product family of XBright™ LEDs: blue, traffic green and true green and UV. Customer interest in the product is very strong, as we believe the XBright™ chip is the brightest (which is defined as the optical power output from a chip at 20 milliamps of drive current based on our internal measurement and customer feedback) nitride LED currently available in the marketplace. Shipments of our standard brightness devices remained stable in the second quarter compared to the first quarter of fiscal 2003 and were supported by automotive and indicator light designs. During the second quarter of fiscal 2003, standard brightness products were approximately 7% of LED revenue.

In recent quarters, we have seen aggressive pricing from our competition in Taiwan for blue low to mid-brightness LED chips. Our backlog for LED products remains strong. In addition, as of December 29, 2002, we are operating our Durham facility at capacity. We target yield improvements and labor and capital additions to increase capacity over the next quarter.

Revenue from Cree Microwave was $753,000 during the second quarter of fiscal 2003. Our biggest challenge for Cree Microwave will be to qualify new customers as we terminated our supply agreement with Spectrian in November 2002. However, due to the weak economic environment for microwave devices and the long qualification process for our products, we believe that our ability to gain new customers will develop over several quarters. In the first half of fiscal 2003 we completed the qualification of the new laterally diffused metal oxide semiconductor, or LDMOS 8 products for 30, 60, 90 and 125-watt parts. Our qualification of these products was important as we now offer a part in the LDMOS product line that is more competitive in the marketplace. We believe our target customers are mostly interested in LDMOS module designs which are novel to the industry. We continue to work with these potential customers to qualify our parts as rapidly as possible, and at this time we target sequential improvement to revenue each quarter through out calendar 2003. In addition, we continue to sample SiC metal semiconductor field effect transistors, or MESFET, devices to potential customers.

For the second quarter of fiscal 2003, our materials revenue was stable compared to the prior sequential quarter. Our wafer volume decreased by 21% over the September 2002 quarter, but was offset by a 23% increase in blended average sales prices. Sales of material for use in gemstones were 27% higher than the September 2002 quarter as Charles & Colvard, or C&C, our sole customer for such materials, has increased demand for these products. Revenue from gemstone materials has remained less than 4% of our overall revenue.

Government contract revenue increased 13% sequentially for the three months ended December 2002 due to heavy work performed on materials contracts; however, this revenue is targeted to decrease to first quarter 2003 levels in our third quarter. Some of our government contracts are required to meet certain contractual milestones to ensure continued funding.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill. We have approximately $348.7 million of long-lived assets as of December 29, 2002, including approximately $232.7 million related to fixed assets and $68.0 million in long-term investments held to maturity. In addition to the original cost of these assets, their recorded value is impacted by a number of our policy elections, including estimated useful lives, salvage values and impairment charges, if any. In accordance with SFAS 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, or SFAS 144, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets have been impaired. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimations of the fair market value of the assets, and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations and estimated salvage values. There was a $1.4 million impairment charge taken for long-lived assets for the three months ending December 29, 2002, due to the election by management to discontinue a novel epitaxy reactor project.

During the third quarter of fiscal 2002, we completed an impairment analysis of the intangible assets and goodwill related to the acquisition of Cree Microwave. This analysis was performed due to significant changes in business conditions at the operating segment. First, Cree Microwave amended its supply agreement with Spectrian effective March 31, 2002, which resulted in a significant reduction in quarterly revenue expectations. In addition, Cree Microwave’s outlook for acquiring additional customers in the near term weakened due to deteriorating economic conditions and long product qualification cycles. Also, many of the products that Spectrian indicated it would purchase in the future were not released to production at the time. As a result of this impairment analysis, the remaining balance of intangible assets and goodwill of $76.5 million was deemed fully impaired and was written off in March 2002. Spectrian and Cree agreed to terminate our supply agreement during the second quarter of fiscal 2003 and as a result, management performed an impairment analysis of the tangible assets at Cree Microwave as of December 29, 2002 in accordance with SFAS 144. Based on estimations of the fair market value of the assets, and estimations of future cash flows expected to be generated by these assets, we determined that the estimated undiscounted cash flow exceeded the amount of the book value of the long-term assets. As a result, no additional assets were written down at this time; however, management will continue to evaluate the realizable value of assets based on cash flow projections at the Cree Microwave segment.

Accounting for Marketable and Non-Marketable Equity Securities.  At December 29, 2002, the Company held no marketable equity securities. During the second quarter of fiscal 2003, the Company sold its entire position in two publicly traded companies. The Company sold 356,000 common shares in the first company for $1,826,000, with a net loss on the sale recognized for $36,000 during the second quarter of fiscal 2003. The Company also sold 691,000 common shares in the second publicly traded company for $2,115,000, with a net loss on the sale recognized for $2,031,000 during the second quarter of fiscal 2003.

We classify marketable securities that are not trading or “held-to-maturity” securities as “available-for-sale”. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. Realized gains and losses are recognized when realized upon sale or disposition or when declines in value are deemed to be other than temporary in accordance with SFAS 115 “Accounting for Certain Debt and Equity Securities”. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an “other-than-temporary” decline in fair value. Our policy requires, among other things, a review of each of the companies’ cash position, earnings/revenue outlook, stock price performance, liquidity, ability to raise capital and management/ownership. Based on this review, if we believe that an “other-than-temporary” decline exists in the value of one of our marketable equity securities, it is our policy to write down these equity investments to the market value. The related write-down will then be recorded as an investment loss on our consolidated statements of operations. During fiscal 2002, we recorded an “other-than-temporary” investment loss of $22.0 million related to available-for-sale marketable securities based primarily on sustained reductions in stock price performance.

We also make strategic investments in the equity of privately held companies. Since we do not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting. Since the shares of stock we received in these investments are not publicly traded, there is no established market for these securities. We have a policy in place to review the fair value of these investments on a regular basis to evaluate the carrying value of such investments. This policy includes, but is not limited to, reviewing each of the companies’ cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. The evaluation process is based on information that we request from the privately held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we believe that the carrying value of an investment is at an amount in excess of fair value, it is our policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on our consolidated statements of operations. During fiscal 2002, we recorded a write-down on these investments of $20.4 million, representing our best estimate of “other-than-temporary” declines in value based on a review of those factors described above. Estimating the fair value of non-marketable investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. There were no adjustments made to investment losses on our consolidated statements of operations during the first half of fiscal 2003 relating to our investments in privately held companies.

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

As a result of the termination of the supply agreement with Spectrian in the second quarter of fiscal 2003, we recorded a $1.3 million reserve in the Cree Microwave segment for inventory that was slow moving or specifically identified to be sold to Spectrian, including customized parts. We also reserved an additional $522,000 of inventory at Cree Microwave during the first quarter of fiscal 2003. During the three months ended December 29, 2002, we reserved $784,000 in the Cree segment for slow moving LED and wafer inventory. In addition, during the first quarter of fiscal 2003, we wrote down $185,000 of certain LEDs to an estimated market value calculation. In the third quarter of fiscal 2002, we recorded a $4.5 million reserve at our Cree Microwave segment for non-LDMOS and older LDMOS devices as a result of contract negotiations with Spectrian that identified these devices as obsolete. All of these adjustments were recorded through cost of revenue. In addition, we also wrote off $1.0 million of costs associated with initial XBright™ products and $417,000 of costs associated with LDMOS 8 devices as research and development expenses in the first quarter of fiscal 2003. These devices were determined not to be commercially viable and were replaced by improved products during the first quarter of fiscal 2003.

Revenue Recognition and Accounts Receivable. Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. In some cases our inventory is maintained at a consigned location, in that situation, revenue is recognized as our customer pulls inventory for their use. We provide our customers with a limited right of return. Revenue is recognized at shipment or when product is pulled from consigned inventory and we record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition. Certain of the Company’s distributor arrangements provide for limited product exchanges and price protection. The Company defers revenue based on its estimates of product exchanges and other allowances in connection with these contractual arrangements and recognizes the related revenue when final sales amounts are realized.

We make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the allowance for sales returns. Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The allowance for sales returns at December 29, 2002 was $581,000.

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

Valuation of Deferred Tax Assets. As of December 29, 2002, we had $24.0 million recorded as deferred tax assets. These assets were recorded as a result of tax benefits associated with the $143.9 million of significant charges taken in fiscal 2002. These charges were recorded for the write-off of property and equipment, the impairment of goodwill and intangible assets at Cree Microwave and other charges resulting from the downturn in Cree Microwave’s business and the “other than temporary” charges taken on our investments. We did not record a reserve against these deferred tax assets as we target profitable operations over the next several periods and target being able to use the deferred tax assets in their entirety.

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

Results of Operations

The following table shows our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 29, 2002	December 23, 2001	December 29, 2002	December 23, 2001
Revenue:
Product revenue, net	86.8%	89.7%	86.6%	89.5%
Contract revenue, net	13.2	10.3	13.4	10.5

Total revenue	100.0	100.0	100.0	100.0
Cost of Revenue:
Product revenue, net	48.5	45.0	49.9	45.6
Contract revenue, net	10.0	7.8	10.1	7.8

Total cost of revenue	58.5	52.8	60.0	53.4

Gross margin	41.5	47.2	40.0	46.6
Operating Expenses:
Research & development	13.5	16.4	13.5	12.9
Sales, general and administrative	11.4	13.6	13.5	13.4
Other expense	2.5	45.8	1.4	23.3
Intangible asset amortization	—	5.5	—	5.4

Income (loss) from operations	14.1	(34.1)	11.6	(8.4)
Other non-operating income (loss)	5.1	(28.7)	2.4	(14.0)
Interest income, net	2.2	3.3	2.5	4.1

Income (loss) before income taxes	21.4	(59.5)	16.5	(18.3)
Income tax (benefit) expense	5.5	(17.3)	4.3	(5.3)

Net income (loss)	15.9%	(42.2)%	12.2%	(13.0)%

Three Months Ended December 29, 2002 and December 23, 2001

Revenue. Revenue grew 38% to $56.7 million in the second quarter of fiscal 2003 from $41.1 million in the second quarter of fiscal 2002. This increase was attributable to higher product revenue of $49.2 million in the second quarter of fiscal 2003 from $36.9 million in the second quarter of fiscal 2002. For the second quarter of fiscal 2003, LED revenue increased 75% from the prior year due to an 89% LED chip volume increase over units delivered in the second quarter of last year. Average LED sales prices declined 7% in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 due to expected contractual volume discounts given to customers. The majority of the increase in LED sales was generated by new design wins particularly in the wireless handset market. Most major handset manufacturers now offer blue or white backlight designs, many of which include our products. We believe that the majority of our mobile phone success in the first half of fiscal 2003 resulted from blue keypads in phones with blue and full color displays and LEDs used as the backlight for blue displays. We also had several design wins for white LEDs, which backlight the full color screens, and we are targeting to increase the use of our products in these designs during fiscal 2003. We have also seen an increased demand for LEDs for automotive backlighting as we began shipments for new high volume European and Asian automotive designs for the 2003 model year. Customer demand remains strong as our orders and customer forecast exceed our targeted capacity for the third quarter of fiscal 2003. We target that our average sales prices for LEDs may decline during the second half of fiscal 2003, as we continue to evaluate and adjust our pricing strategy to drive long-term demand and increase our relative market share. However, we believe that average sales price reductions may be less than our historical averages. We target revenue to increase by 5% sequentially in our third quarter of fiscal 2003 mostly due to increasing LED unit sales.

Revenue from Cree Microwave declined 90% to $753,000 during the second quarter of fiscal 2003, with only $183,000 of product being sold to Spectrian. That amount compares to $7.8 million recognized as revenue from Cree Microwave in the second quarter of fiscal 2002. Unit shipments decreased 92% over the comparative periods. The majority of sales in the second quarter of fiscal 2003 were for LDMOS 7 parts. Our contractual arrangement with Spectrian was terminated during the second quarter of fiscal 2003; therefore, we do not anticipate any significant future revenue from this customer, which previously was our largest customer for this segment of our business. As a result of the settlement, we have been able to focus our efforts on new customer development for LDMOS 8 devices. During the first half of fiscal 2003, we announced the completion of the qualification of our 30, 60, 90 and 125-watt LDMOS 8 devices. We believe completion of this product family is critical to our future revenue, as these parts are now competitive in terms of performance to others available in the industry. We continue to work with prospective customers to gain new design wins and we are making progress towards gaining qualifications with certain customers. We target new design wins each quarter for the remainder of the fiscal year. However, if we are unable to secure new design wins, revenue from this segment of business may decline and the valuation of our assets may be impaired.

Material sales increased 24% in the second quarter of fiscal 2003 compared to the same period of fiscal 2002 due to significantly higher gemstone sales. Sales of gemstone products increased during the second quarter of fiscal 2003 due to increased growth and demand from C&C. SiC wafer sales decreased 12% in the second quarter of fiscal 2003 compared to the prior year. Wafer units have decreased 39%, while blended average sales prices have increased 44% in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 due to our customer and product mix.

Contract revenue received from U.S. Government agencies increased 78% during the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 due to larger contract awards received during our fourth quarter of fiscal 2002 and the first quarter of fiscal 2003. These awards are directed towards microwave and power devices. Contract revenue for the third quarter of fiscal 2003 is targeted to decrease sequentially to first quarter of fiscal 2003 amounts.

Gross Profit. Gross profit increased 21% to $23.5 million in the second quarter of fiscal 2003 compared to $19.4 million in the second quarter of fiscal 2002. Compared to the prior year period, gross margin for the quarter decreased to 41% from 47% of revenue. During the second quarter of fiscal 2003, cost of sales included a $1.3 million write-down of inventory at Cree Microwave due to the termination of the supply agreement with Spectrian. We also recorded a $784,000 increase to inventory reserves for LED and wafer products, which was mostly offset with a $515,000 reduction of our allowance for sales returns. Without these charges, gross margin from operations would have been 45%. Gross margin for the second quarter of fiscal

2003 was most impacted by the low revenue reported at our Cree Microwave segment. Gross profits for that segment were a loss of $3.1 million, including the $1.3 million inventory reserve. However, the Cree Microwave segment has been successful in lowering its overall costs in recent quarters and we now target quarterly expenses of approximately $4.0 million from this segment. The LED product line gross margin was even in comparison to the prior year as a 7% decline in blended average sales prices was offset by an 8% decrease in average unit costs. During the second quarter of fiscal 2003, we produced record volume of units from our factory and as a result, we benefited from productivity gains that lowered our cost per unit. We continue to focus on yield improvements and increasing our overall capacity as our highest priorities. If we are successful in improving our yield, gross margins could improve. Gross margins could also improve if we are able to generate more revenue for our Cree Microwave segment. Wafer costs for SiC material sales were 62% higher comparing the second quarter of fiscal 2003 results to the second quarter of fiscal 2002, due to product mix. However, since blended average sales prices for materials were 44% higher in the second quarter of fiscal 2003 compared to last year, the overall materials business yielded slightly lower gross margins.

Research and Development. Research and development expenses increased 14% or $919,000 in the second quarter of fiscal 2003 to $7.7 million from $6.7 million in the second quarter of fiscal 2002. Increased spending for research and development resulted from the combination of increased internal funding to support laser diodes, LED yield and productivity improvements and microwave and power development and other projects. Internal funding for research and development programs is targeted to remain in a range of $7.0 to $8.0 million per quarter over the next few periods.

Sales, General and Administrative. Sales, general and administrative expenses increased 16% or $892,000 in the second quarter of fiscal 2003 to $6.5 million from $5.6 million in the second quarter of fiscal 2002, due to the growth of our business. During the second quarter of fiscal 2003, we settled our litigation with Nichia Corporation and as a result, legal expenses were lower than the prior year period. We target sales, general and administrative expenses to be slightly lower in the third quarter of fiscal 2003 due to the mid-quarter settlement of the litigation.

Intangible Asset Amortization. Intangible asset amortization decreased 100% to $0 in the second quarter of fiscal 2003 as compared to $2.3 million in the prior year. Intangible assets were generated by the acquisition of Cree Microwave in December 2000. Intangible asset amortization ceased during the fourth quarter of fiscal 2002. An analysis of goodwill and other intangible assets indicated that the carrying values of such assets had been fully impaired under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” (SFAS 121). Prior to the write-off of goodwill and intangible assets, we were amortizing these assets over periods ranging from five to ten years.

Other Operating Expense. Other operating expense decreased 92% to $1.4 million in the second quarter of fiscal 2003 as compared to $18.8 million during the second quarter of fiscal 2002. Both of these charges were recorded due to the write-off of fixed assets. During the second quarter of fiscal 2003, we recorded a $1.4 million write-down for fixed assets associated with a novel epitaxy equipment project that we discontinued. The amount represented a deposit that we paid for equipment that was never delivered from the vendor. During the second quarter of fiscal 2002, we took an $18.1 million charge due to changes in technology decisions. This impairment reflected management’s decision on technology resulting from the progress made by our research and development teams. After extensively testing certain reactor technology equipment, we narrowed a preference for certain processes, and as a result, we wrote off non-producing reactor equipment that did not use the preferred processes. Also, in December 2001 management positioned to begin a 3” wafer transition over the next several years. As a result, we wrote off non-convertible 2” crystal growth equipment that will no longer be used. Finally, yield improvements also resulted in the obsolescence of certain other equipment. All equipment written off in the second quarter of fiscal 2002 was dismantled and destroyed if proprietary in nature, or sold by June 2002. The remaining amount of $700,000 of other expense in December 2001 represents a one-time bonus paid to Cree Microwave employees.

Other Non Operating Income (Loss). Other non operating income of $2.9 million was recorded in the second quarter of fiscal 2003 related to a $5.0 million one time payment received from Spectrian associated with the termination of the supply agreement. This amount was offset with a $2.1 million charge recorded for the loss on sales of investments in marketable securities that were sold during the quarter. Cree did not carry any investments in marketable securities as of December 29, 2002. The other non-operating (loss) of $11.8 million recorded in the second quarter of fiscal 2002 represented an “other-than-temporary” decline in value related to our long-term investments in privately-held companies in the amount of $12.4 million. Management conducts a quarterly impairment review of each investment in the portfolio, including historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments for investments are recognized if the market value of the investment is below its cost basis for an extended period or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations. This impairment charge was partially offset by a gain on the sale of marketable securities of $600,000.

Interest Income. Interest income declined $88,000 or 7% in comparison to the second quarter of fiscal 2002. The reduction from the comparative quarter results primarily from lower interest rates received from securities-held-to-maturity.

Income Tax Expense (Benefit). Income tax expense for the second quarter of fiscal 2003 was $3.1 million compared to a $7.1 million tax benefit recorded in the second quarter of fiscal 2002. Income tax benefit for the second quarter of fiscal 2002 resulted from the $24.5 million net loss resulting from the charge taken for the impairment of fixed assets of $18.8 million and the $12.4 million charge for the reserve for investments in privately held companies. The effective income tax rate was 26% for the second quarter of fiscal 2003 compared to a 29% rate during the comparative period in fiscal 2002. This change in our effective tax rate is a direct result of the implementation of certain tax planning strategies and the impact of write-downs taken in fiscal 2002.

Six Months Ended December 29, 2002 and December 23, 2001

Revenue. Revenue grew 25% to $105.5 million in the first six months of fiscal 2003 from $84.3 million in the first six months of fiscal 2002. This increase was attributable to higher product revenue of $91.4 million in the first half of fiscal 2003 from $75.5 million in the first half of fiscal 2002. For the first six months of fiscal 2003, LED revenue increased 63% from the prior year period due to an 81% LED chip volume increase over units delivered in the first half of last fiscal year. Average LED sales prices declined 11% in the first six months of fiscal 2003 compared to the first six months of fiscal 2002 due to expected contractual volume discounts given to customers. The majority of the increase in LED sales was generated by new design wins particularly in the wireless handset market. Most major handset manufacturers now offer blue or white backlight designs, many of which include our products. We have also seen an increased demand for LEDs for automotive backlighting as we began shipments for new high volume European and Asian automotive designs for the 2003 model year.

Revenue from Cree Microwave declined 92% to $1.5 million during the first half of fiscal 2003, compared to $17.5 million recognized as revenue from Cree Microwave in the first half of fiscal 2002. Unit shipments decreased 93% over the comparative period. Our contractual arrangement with Spectrian was terminated during the second quarter of fiscal 2003; therefore, we do not anticipate any future revenue from this customer, which previously was our largest customer for this segment of our business. Prior to the termination of the contract with Spectrian, our contractual arrangement with Spectrian allowed them to significantly reduce their purchase obligation if we were not able to complete the qualification of our LDMOS 8 products. During the second quarter of fiscal 2003, we announced the completion of the qualification of our 90 and 125-watt LDMOS 8 devices. Therefore, prior to that announcement, Spectrian was not required to purchase significant products from us during the first half of fiscal 2003. During the first half of fiscal 2002, Spectrian purchased devices from us under the supply arrangement agreed to in December 2000.

Material sales increased 20% in the first six months of fiscal 2003 compared to the same period of fiscal 2002 due to significantly higher gemstone sales. Sales of gemstone products were higher due to increased growth and demand from C&C. During the second quarter of fiscal 2003, sales to C&C were less than 4% of total revenue. SiC wafer sales decreased 11% in the first half of fiscal 2003 compared to the prior year period. Wafer units have decreased 36%, while average sales prices have increased 39% in the first six months of fiscal 2003 compared to the first six months of fiscal 2002 due to customer and product mix.

Contract revenue received from U.S. Government agencies increased 61% during the first half of fiscal 2003 compared to the first half of fiscal 2002 due to larger contract awards received during our fourth quarter of fiscal 2002 and the first quarter of fiscal 2003. These awards are directed towards microwave and power devices.

Gross Profit. Gross profit increased 8% to $42.2 million in the first half of fiscal 2003 compared to $39.3 million in the first half of fiscal 2002. Compared to the prior year period, gross margin for the first six months decreased to 40% from 47% of revenue. During the first half of fiscal 2003, cost of sales included a $1.8 million write-down of inventory at Cree Microwave due to the termination of the supply agreement with Spectrian and other slow moving products. We also recorded a $1.0 million increase to inventory reserves for LED and wafer products. In addition, reserves for our allowance for sales returns were increased by $126,000 during the first six months of fiscal 2003. Without these charges, gross margin from operations for that period would have been 43%. Gross margin for the first half of fiscal 2003 was most impacted by the low revenue reported at our Cree Microwave segment. Gross profits for that segment were a loss of $5.9 million, including the $1.8 million inventory reserve. However, the Cree Microwave segment has been successful in lowering its overall costs in recent quarters. The LED product line gross margin was even in comparison to the prior year as an 11% decline in average sales prices was offset by an 11% decrease in average unit costs. During the first half of fiscal 2003, we produced record volume of units from our factory and as a result, we benefited from productivity gains that lowered our cost per unit. Wafer costs for SiC material sales were 41% higher comparing the first half of fiscal 2003 results to the first half of fiscal 2002, due to product mix. However, average sales prices for materials were 39% higher in the first half of fiscal 2003 compared to the first half of last year, and therefore, the overall materials business was relatively flat in terms of its gross margin percentage.

Research and Development. Research and development expenses increased 31% or $3.4 million in the first six months of fiscal 2003 to $14.2 million from $10.9 million in the first six months of fiscal 2002. Increased spending for research and development resulted from the combination of increased internal funding to support laser diodes, LED yield and productivity improvements and microwave and power development and other programs. Research and development costs for the first half of fiscal 2003 also included a $1.0 million charge for costs associated with initial XBright™ chips that were made over the last several quarters and were never fully qualified by customers. We determined during the first quarter of fiscal 2003 that these parts were not commercially viable and we are now qualifying a newer device. In addition, $417,000 of research and development costs associated with LDMOS 8 development was also incurred.

Sales, General and Administrative. Sales, general and administrative expenses increased 26% or $3.0 million in the first six months of fiscal 2003 to $14.3 million from $11.3 million in the first six months of fiscal 2002, due to general expense increases associated with the growth of our business. During the second quarter of fiscal 2003, we settled our litigation with Nichia Corporation; however, legal fees were greater in the first six months of fiscal 2003 than the comparative period in the prior year.

Intangible Asset Amortization. Intangible asset amortization decreased 100% to $0 in the first six months of fiscal 2003 as compared to $4.5 million in the prior year. Intangible assets were generated by the acquisition of Cree Microwave in December 2000. Intangible asset amortization ceased during the fourth quarter of fiscal 2002. An analysis of goodwill and other intangible assets indicated that the carrying values of such assets had been fully impaired under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” (SFAS 121). Prior to the write-off of goodwill and intangible assets, we were amortizing these assets over periods ranging from five to ten years.

Other Operating Expense. Other operating expense decreased 92% to $1.5 million in the first six months of fiscal 2003 as compared to $19.7 million during the first six months of fiscal 2002. During the second quarter of fiscal 2003, we recorded a $1.4 million write-down for fixed assets associated with a novel epitaxy equipment project that we discontinued. The amount represented a deposit that we paid for equipment that was never delivered from the vendor. During the first six months of fiscal 2002, we took a $19.0 million charge due to changes in technology decisions. This impairment reflected management’s decision on technology resulting from the progress made by our research and development teams and other write-downs for fixed assets. After extensively testing certain reactor technology equipment, we narrowed a preference for certain processes, and as a result, we wrote off non-producing reactor equipment that did not use the preferred processes. Also, in December 2001 management prepared for a 3” wafer transition over the next several years. As a result, we wrote off non-convertible 2” crystal growth equipment that was not used. Finally, yield improvements also resulted in the obsolescence of certain other equipment. All equipment written off in the second quarter of fiscal 2002 was dismantled and destroyed if proprietary in nature, or sold by June 2002. The remaining amount of $700,000 of other expense in December 2001 represents a one-time bonus paid to Cree Microwave employees.

Other Non Operating Income (Loss). Other non operating income of $2.5 million was recorded in the first half of fiscal 2003 related to a $5.0 million one time payment received from Spectrian associated with the termination of the supply agreement. This was offset with a $2.1 million charge recorded for the loss on sales of investments of marketable securities that were sold during the period. In addition, during the first quarter of fiscal 2003 we recorded a $400,000 charge associated with severance costs at Cree Microwave. The other non operating (loss) of $11.8 million in the first six months of fiscal 2002 was attributed to an “other than temporary” decline in value related to our long-term investments in the amount of $12.4 million recorded during the second quarter as discussed above. This charge was partially offset by a gain on the sale of marketable securities of $600,000.

Interest Income. Interest income declined $827,000, or 24%, in the first six months of fiscal 2003 compared to the first six months of fiscal 2002. The reduction from the comparative period in the prior year results primarily from lower interest rates available for our liquid cash.

Income Tax Expense (Benefit). Income tax expense for the first six months of fiscal 2003 was $4.5 million compared to a $4.5 million tax benefit recorded in the first six months of fiscal 2002. The income tax benefit for the first six months of fiscal 2002 resulted from the $15.4 million net loss resulting from the charge taken for the impairment of fixed assets of $19.7 million and the $12.4 million charge for the reserve for investments in privately held companies. The effective income tax rate was 26% for the first half of fiscal 2003 compared to a 29% rate during the comparative period in fiscal 2002. This change in our effective tax rate is a direct result of the implementation of certain tax planning strategies and the impact of write-downs taken in fiscal 2002.

Liquidity and Capital Resources

We have funded our operations to date through sales of equity, bank borrowings and revenue from product and contract sales. As of December 29, 2002, we had working capital of $150.3 million, including $109.2 million in cash and short-term investments. Operating activities generated $41.3 million for the first six months of fiscal 2003 compared with $23.8 million generated during the comparative period in fiscal 2002. This increase was primarily attributable to higher profitability.

Capital expenditures for property, plant and equipment amounted to $40.2 million during the first six months of fiscal 2003. In addition, $60.2 million was invested in available for sale securities during the first six months of fiscal 2003.

Cash provided by financing activities during the first six months consisted of $3.8 million in proceeds from the exercise of stock options from the Company’s employee stock option plan.

From time to time we evaluate potential acquisitions of and investments in complementary businesses and anticipate continuing to make such evaluations. We may issue additional shares of common stock in connection with the acquisition of complementary businesses or other significant assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosures

As of December 29, 2002, we no longer hold investments in marketable securities; however, an adverse movement of equity market prices would likely have an impact on our portfolio of non-marketable strategic equity securities, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions could negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. At December 29, 2002, our non-marketable strategic equity securities had a carrying amount of $15.3 million.

We have invested some of the proceeds from our January 2000 public offering into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. These investments are A grade or better per our cash management policy. At December 29, 2002, the Company had $118.9 million invested in these securities. We currently have no debt outstanding. With certain of our larger customers, we maintain a foreign currency adjustment to our sales price if certain exchange rates against the U.S. Dollar are not maintained. These revenue adjustments represent our main risk with respect to foreign currency, since our contracts and purchase orders are denominated in U.S. dollars. We also have no commodity risk.

Qualitative Disclosures:

We no longer hold investments in publicly traded equity securities.

Item 4. Controls and Procedures

Based on the Company’s most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Settlement of Nichia Litigation

On November 6, 2002 the Company and its subsidiary, Cree Lighting Company, entered into a patent cross-license agreement and settlement of the previously reported litigation with Nichia Corporation and Nichia America Corporation. For a description of the litigation and the related legal proceedings please refer to Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The claims asserted in the proceedings against the Company, Cree Lighting and the Cree Lighting employee named as an individual defendant, and the claims asserted by the Company and Cree Lighting in the proceedings, have been dismissed. The disposition in each of the previously reported cases was as follows:

Nichia Corporation v. Sumitomo Corporation. On November 19, 2002, Nichia filed documents with the Tokyo High Court withdrawing the lawsuits brought by Nichia against Sumitomo Corporation in which the Company had intervened.

Rohm Co., Ltd. v Nichia Corporation. On December 9, 2002, Rohm Co., Ltd. filed documents with the Tokyo District Court withdrawing the lawsuit brought by Rohm against Nichia in which the Company had intervened.

North Carolina State University and Cree, Inc. v. Nichia Corporation and others. On November 26, 2002, pursuant to a stipulation and request submitted by the Company, North Carolina State University (NCSU), Nichia and Nichia America, the court entered an order dismissing with prejudice the claims of the Company and NCSU against Nichia and Nichia America, the counterclaims of Nichia and Nichia America against the Company and NCSU, and the counterclaims of the Company against Nichia and Nichia America. On December 6, 2002, pursuant to a stipulation and request submitted by Nichia and Nichia America, the court entered an order dismissing with prejudice the counterclaims of Nichia and Nichia America against the Cree Lighting employee named as an individual defendant.

Trustees of Boston University and Cree Lighting Company v. Nichia Corporation and others. On November 26, 2002, pursuant to a stipulation and request submitted by Cree Lighting, the Trustees of Boston University, Nichia and Nichia America, the court entered an order dismissing with prejudice all claims and counterclaims in the action.

Rohm Co. Ltd, v. Nichia Corporation and others. On December 2, 2002, pursuant to a stipulation and request submitted by the Company, Nichia and Nichia America, the court entered an order dismissing all of Nichia’s and Nichia America’s claims against the Company. The stipulation and order provided that the dismissal would not apply to any counterclaims filed by Nichia and Nichia America against Rohm Co. Ltd. in the action.

Other Litigation

The Company is currently a party to other legal proceedings incidental to the business. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for such legal proceedings could change in the future.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on October 29, 2002. The following matters were submitted to a vote of the shareholders with the results shown below:

(a) Election of Directors

Name	Votes For	Votes Withheld
F. Neal Hunter	67,090,503	922,069
Charles M. Swoboda	67,036,639	975,933
John W. Palmour, Ph.D.	67,067,953	944,619
Dolph W. von Arx	63,435,254	4,577,318
James E. Dykes	65,382,340	2,630,232
William J. O’Meara	65,382,340	2,630,232
Robert J. Potter, Ph.D.	65,381,400	2,631,172

(b) Amendment of 1999 Employee Stock Purchase Plan

Votes For                     64,767,791
Votes Against                3,088,514
Abstentions                       156,267

The matters listed above are described in detail in the Company’s Definitive Proxy Statement dated September 20, 2002, for the Annual Meeting of Shareholders held on October 29, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation
S-K:

99.1	Certain Business Risks and Uncertainties

(b)	Reports on Form 8-K:

The Company furnished a report under Item 9 of Form 8-K on October 29, 2002 with the written statements of the Company’s Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

Date: January 31, 2003	/s/ Cynthia B. Merrell
Cynthia B. Merrell Chief Financial Officer and Treasurer (Authorized Officer and Chief Financial and Accounting Officer)

CERTIFICATIONS

I, Charles M. Swoboda, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cree, Inc.;

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

Date: January 31, 2003

/s/ Charles M. Swoboda
Charles M. Swoboda
President and Chief Executive Officer

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

Date: January 31, 2003

/s/ Cynthia B. Merrell
Cynthia B. Merrell
Chief Financial Officer