Form 10-Q
period 2003-03-30
CREE INC
filed 2003-04-29
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 17, 2003 was 73,294,925.

CREE, INC.

FORM 10-Q

For the Quarter Ended March 30, 2003

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 30, 2003	June 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,152	$73,744
Short-term investments held to maturity	69,562	32,396
Marketable securities available for sale	—	6,008
Accounts receivable, net	36,890	34,592
Interest receivable	5,086	2,083
Inventories, net	17,636	17,966
Deferred income taxes	2,305	1,122
Prepaid expenses and other current assets	5,848	5,994

Total current assets	189,479	173,905

Property and equipment, net	237,875	211,685
Long-term investments held to maturity	67,292	64,225
Deferred income taxes	18,014	27,365
Patent and license rights, net	6,817	4,251
Other assets	19,897	22,764

Total assets	$539,374	$504,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$16,393	$13,075
Accrued salaries and wages	5,953	4,010
Deferred revenue and other accrued expenses	7,050	4,969

Total current liabilities	29,396	22,054
Long term liabilities:
Other long term liabilities	31	37

Total long term liabilities	31	37

Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 30, 2003 and June 30, 2002; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized; 73,290 and 72,729 shares issued and outstanding at March 30, 2003 and June 30, 2002, respectively	91	90
Additional paid-in-capital	512,399	508,432
Deferred compensation expense	(332)	(696)
Accumulated deficit	(2,211)	(25,722)

Total shareholders’ equity	509,947	482,104

Total liabilities and shareholders’ equity	$539,374	$504,195

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2003	March 24, 2002	March 30, 2003	March 24, 2002
Revenue:
Product revenue, net	$53,774	$28,566	$145,149	$104,017
Contract revenue, net	6,449	4,810	20,612	13,617

Total revenue	60,223	33,376	165,761	117,634
Cost of revenue:
Product revenue	27,018	21,835	79,662	60,255
Contract revenue	5,158	3,164	15,824	9,722

Total cost of revenue	32,176	24,999	95,486	69,977

Gross profit	28,047	8,377	70,275	47,657
Operating expenses:
Research and development	8,138	9,327	22,369	20,181
Sales, general and administrative	6,712	6,534	20,993	17,848
Other expense	—	77,434	1,891	97,104
Goodwill and intangible asset amortization	—	2,255	—	6,765

Income (loss) from operations	13,197	(87,173)	25,022	(94,241)

Other non operating income (loss)	(29)	—	2,887	(11,795)
Interest income	1,199	1,006	3,863	4,496

Income (loss) before income taxes	14,367	(86,167)	31,772	(101,540)
Income tax expense (benefit)	3,735	(17,881)	8,261	(22,339)

Net income (loss)	$10,632	$(68,286)	$23,511	$(79,201)

Earnings (loss) per share:
Basic	$0.15	($0.94)	$0.32	($1.09)

Diluted	$0.14	($0.94)	$0.31	($1.09)

Shares used in per share calculation:
Basic	73,266	72,781	73,022	72,730

Diluted	75,394	72,781	75,026	72,730

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Nine Months Ended
	March 30, 2003	March 24, 2002
Operating activities:
Net income (loss)	$23,511	$(79,201)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	30,091	23,611
Loss on disposal of property, equipment and other impairment charge	1,512	18,931
Write off of goodwill and other intangible assets	—	76,488
Amortization of patent rights	233	186
Amortization of intangible assets	—	6,796
Amortization of deferred compensation	364	381
Deferred income taxes	8,181	(24,839)
Loss (gain) on sale of marketable securities	2,067	(558)
Tax benefits associated with stock option exercises	—	2,274
Other than temporary decline in value of long term investments	—	12,352
Changes in operating assets and liabilities:
Accounts and interest receivable	(4,674)	(2,772)
Inventories	330	390
Prepaid expenses and other current and non current assets	475	(3,308)
Accounts payable, trade	3,318	(5,476)
Accrued expenses and other long-term liabilities	4,018	216

Net cash provided by operating activities	69,426	25,471

Investing activities:
Purchase of available for sale securities	—	(15,305)
Proceeds from sale of available for sale securities	3,921	2,103
Purchase of property and equipment	(56,180)	(28,105)
Purchase of securities held to maturity	(89,284)	(40,000)
Proceeds from maturities of securities held to maturity	48,962	56,965
(Increase) decrease in other long-term assets	394	(9,051)
Capitalized patent costs	(2,799)	(810)

Net cash used in investing activities	(94,986)	(34,203)
Financing activities:
Repurchase of common stock	—	(13,640)
Net proceeds from issuance of common stock	3,968	4,305

Net cash provided by (used in) financing activities	3,968	(9,335)

Net decrease in cash and cash equivalents	(21,592)	(18,067)
Cash and cash equivalents:
Beginning of period	73,744	164,562

End of period	$52,152	$146,495

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$100	$1,901

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The consolidated balance sheet as of March 30, 2003, the consolidated statements of operations for the three and nine months ended March 30, 2003 and March 24, 2002, and the consolidated statements of cash flow for the nine months ended March 30, 2003 and March 24, 2002 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flow at March 30, 2003 and for all periods presented have been made. The consolidated balance sheet at June 30, 2002 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s fiscal 2002 Annual Report on Form 10-K. The results of operations for the period ended March 30, 2003 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

Business Combination

On December 29, 2000, the Company completed the acquisition of the UltraRF division of Spectrian Corporation, or Spectrian, through the purchase of assets of the business by Cree’s wholly owned subsidiary, now known as Cree Microwave, in a business combination accounted for under the purchase method. Under the terms of the Asset Purchase Agreement, Cree Microwave acquired substantially all of the assets of the business from Spectrian in exchange for a total of 2,656,917 shares of Cree common stock valued at $113.5 million. Of the total shares issued, 191,094 shares were placed in escrow and proceeds from the sale of such shares retained in escrow to secure Spectrian’s representations, warranties and covenants under the Asset Purchase Agreement. Under the terms of the escrow arrangement, one-half of the funds were released to Spectrian in June 2001 and the balance was released in December 2001 because no claims were made against the escrowed assets. The value of the Company’s common stock issued as consideration for the acquisition of Cree Microwave was determined based on the number of shares issued multiplied by the closing price of the Company’s common stock on November 20, 2000, which was the most recent market price prior to the announcement of the transaction. The results of operations of Cree Microwave have been included in the consolidated results of the Company since the date of acquisition.

In the third quarter of fiscal 2001, the Company recorded a $17.4 million charge for the value of in process research and development projects, or “IPR&D,” acquired from Spectrian. IPR&D represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above-stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. The income approach was utilized to value the IPR&D projects. Under the standard income approach, the fair value of an IPR&D project reflects the present value of the projected operating cash flows estimated to be generated by the project. Management is primarily responsible for this cash flow analysis and, as a part of its analysis, considers the cost to complete the project, the relative risk of the project, the contribution of other assets and an appropriate risk adjusted discount rate. For purposes of the Company’s analysis, the standard income approach was modified. This analysis included the stage of completion of each project, the exclusion of value related to research and development yet-to-be completed as part of the ongoing IPR&D projects and the inclusion of only the incremental operating cash flows attributable to the IPR&D. As of the acquisition date, two projects targeted for completion within six months were considered as IPR&D. One project was completed in fiscal 2001 the other project was abandoned in fiscal 2002.

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

Summarized financial information concerning the reportable segments as of and for the three and nine months ended March 30, 2003 and March 24, 2002 is shown in the following table. The “Other” column represents amounts excluded from specific segments such as interest income. In addition, the “Other” column also includes corporate assets such as cash and cash equivalents, short-term investments held to maturity, marketable securities, interest receivable and long-term investments held to maturity which have not been allocated to a specific segment.

As of and for the three months ended March 30, 2003 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Statement of Operations:
Revenue	$59,579	$644	$—	$60,223
Cost of revenue	29,797	2,379	—	32,176
Gross profit (loss)	29,782	(1,735)	—	28,047
Research and development	7,119	1,019	—	8,138
Selling, general and administrative	5,951	761	—	6,712
Income (loss) before income taxes	$16,683	($3,515)	$1,199	$14,367

Highlights from the Balance Sheet:
Inventory, net	$17,216	$420	$—	$17,636
Property and equipment, net	225,714	12,161	—	237,875
Total assets	$331,415	$13,756	$194,203	$539,374

As of and for the three months ended March 24, 2002 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Statement of Operations:
Revenue	$29,885	$3,491	$—	$33,376
Cost of revenue	16,928	2,946	—	19,874
Inventory write-off	—	5,125	—	5,125

Total cost of revenue	16,928	8,071	—	24,999

Gross profit (loss)	12,957	(4,580)	—	8,377
Research and development	7,388	1,939	—	9,327
Selling, general and administrative	5,470	1,064	—	6,534
Amortization of purchased intangibles	—	2,255	—	2,255
Write off of intangible assets and other	—	77,434	—	77,434
Income (loss) before income taxes	$104	($87,277)	$1,006	($86,167)

Highlights from the Balance Sheet:
Inventory, net	$12,703	$2,109	$—	$14,812
Property and equipment, net	201,203	11,280	—	212,483
Total assets	$313,396	$15,275	$185,263	$513,934

As of and for the nine months ended March 30, 2003 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Statement of Operations:
Revenue	$163,664	$2,097	$—	$165,761
Cost of revenue	85,764	8,422	—	94,186
Inventory write-off	—	1,300	—	1,300

Total cost of revenue	85,764	9,722	—	95,486

Gross profit (loss)	77,900	(7,625)	—	70,275
Research and development	18,999	3,370	—	22,369
Selling, general and administrative	18,957	2,036	—	20,993
Write off of fixed assets and other operating items	1,491	400	—	1,891
Non operating gain on termination of supply agreement & investment (loss)	(46)	5,000	(2,067)	2,887
Income (loss) before income taxes	$36,357	($8,448)	$3,863	$31,772

Highlights from the Balance Sheet:
Inventory, net	$17,216	$420	$—	$17,636
Property and equipment, net	225,714	12,161	—	237,875
Total assets	$331,415	$13,756	$194,203	$539,374

As of and for the nine months ended March 24, 2002 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Statement of Operations:
Revenue	$96,689	$20,945	$—	$117,634

Cost of revenue	52,466	12,386	—	64,852
Inventory write-off	—	5,125	—	5,125

Total cost of revenue	52,466	17,511	—	69,977

Gross profit (loss)	44,223	3,434	—	47,657
Research and development	16,191	3,990	—	20,181
Selling, general and administrative	14,815	3,033	—	17,848
Amortization of purchased intangibles	—	6,765	—	6,765
Write off of fixed assets	18,828	102	—	18,930
Write off of intangible assets and other	—	78,173	—	78,173
Write off of investments and loss on sale of securities	—	—	11,795	11,795
Income (loss) before income taxes	($5,611)	($88,630)	($7,299)	($101,540)

Highlights from the Balance Sheet:
Inventory, net	$12,703	$2,109	$—	$14,812
Property and equipment, net	201,203	11,280	—	212,483
Total assets	$313,396	$15,275	$185,263	$513,934

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

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at March 30, 2003 and June 30, 2002, and the reported amounts of revenues and expenses during the three and nine months ended March 30, 2003 and March 24, 2002. Actual amounts could differ from those estimates.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of a contract exists, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain written purchase orders or shipment authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. The Company’s shipment terms are generally FOB shipping point, such that the Company fulfills the obligation to deliver when the carrier takes possession of the goods at the Company’s shipping dock. The Company invoices its customers only for those shipping costs incurred by the Company that are necessary to physically move the product from the Company’s place of business to the customer’s location. The costs primarily consist of overnight shipping charges. The Company accounts for such shipping costs as a part of cost of revenue and records the reimbursement of such costs by its customer as a direct offset and reduction of cost of revenue. If inventory is maintained at a consigned location, revenue is recognized when our customer removes product from the consigned inventory. Revenue is recognized upon shipment, and we record an allowance for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition. Certain of the Company’s distributor arrangements provide for limited product exchanges and price protections for the distributor. The Company defers revenue based on its estimates of product exchanges and other allowances in connection with these contractual arrangements and recognizes the related revenue when final sales amounts are determined under the contract terms.

Revenue from government contracts is recorded on the percentage-of-completion method as expenses for the contract are incurred. Contract revenue represents reimbursement by various U.S. Government entities to aid in the development of the Company’s technology. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. Contract revenue includes funding of direct research and development costs and a portion of the Company’s general and administrative expenses and other operating expenses for contracts under which funding is expected to exceed direct costs over the life of the contract. The specific reimbursement provisions of the contracts, including the portion of the Company’s general and administrative expenses and other operating expenses that are reimbursed, vary by contract. Such reimbursements are recorded as contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract (i.e., certain cost share arrangements), the Company reports direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts and highly liquid investments with an original maturity of three months or less when purchased.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term and long-term investments, available for sale securities, accounts and interest receivable, accounts payable, accrued expenses and other liabilities approximate fair values at March 30, 2003 and June 30, 2002.

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

At March 30, 2003, the Company held no marketable equity securities. During the second quarter of fiscal 2003, the Company sold its remaining position in two publicly traded companies. The Company sold 356,000 common shares in the first company purchased at an average cost of $40.10 per share, or a total purchase cost of $14.3 million. These shares were purchased through two transactions in May 1999 and April 2000. In June 2000, 162,600 shares were sold for $6.3 million, with a gain on the sale recognized for $3.6 million. The Company recorded a charge through non-operating expense on the consolidated statements of operations in June 2002, for an “other than temporary decline in value” which reduced the value of this investment to $5.23 per share, or $1,862,000, which was the market value as of June 28, 2002.

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

Management viewed both of these investments as strategic in nature and therefore the shares were accounted for as “available-for-sale” securities under SFAS 115. The Company carried these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, were included in accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity. Realized gains and losses are recognized upon sale or when declines in value are deemed to be “other than temporary” on the consolidated statements of operations. The Company reviews equity holdings on a regular basis to evaluate whether or not each security has experienced an “other-than-temporary” decline in fair value. This policy requires, among other things, the Company to review of each company’s cash position, earnings and revenue outlook, stock price performance, liquidity, ability to raise capital and management and ownership considerations. Based on this review, if the Company determined that an “other-than-temporary” decline existed in the value of marketable equity securities, it is the Company’s policy to write-down these equity investments to the respective market value. Any related write-down would then be recorded as an investment loss on the Company’s consolidated statements of operations. In the fourth quarter of fiscal 2002, the Company determined that an “other-than-temporary” decline in market value had occurred in both of these marketable equity investments. Accordingly, the Company wrote down these equity investments to their market values at June 30, 2002 and recorded the unrealized losses, previously recorded as a comprehensive loss in shareholders’ equity, as a non-operating loss on the Company’s consolidated statements of operations for the year then ended. The total amount of the charge to non-operating expenses in the consolidated statements of operations for the year ended June 30, 2002 relating to these investments was $22.0 million on a pre-tax basis. A corresponding amount that would have been recorded through other comprehensive income (loss) was $17.2 million on an after-tax basis. The amount reported through other comprehensive income (loss) on an after-tax basis was $15.8 million as the losses from the June 2002 period were directly charged to non-operating loss on the statement of operations. The Company recorded a combined net loss of $2.1 million to non-operating expense in the consolidated statement of operations for the nine months ended March 30, 2003 for the sale of these securities.

One of the companies in which the Company invested funded a research and development project for custom light emitting diodes, or LEDs and laser diodes. The amount of funding received by the Company was $1.4 million and $4.1 million for the three and nine months ended March 24, 2002, respectively. The amount of the research and development funding received from that company was recorded as an offset to research and development expense. There was no funding from this company during the three and nine months ended March 30, 2003 and the

Company does not anticipate additional funding for research and development from this company in the future.

As of March 30, 2003, the Company’s short-term investments held to maturity included $69.6 million in high-grade corporate bonds and other debt securities that mature within one year. As of June 30, 2002, the Company’s short-term investments held to maturity totaled $32.4 million consisting of high-grade corporate bonds. The Company purchased these investments with a portion of the proceeds from its public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as “securities held-to-maturity” under SFAS 115. The securities are reported on the consolidated balance sheets at amortized cost, as a short-term investment with unpaid interest included in interest receivable. The Company believes that there is no difference between the amortized cost of these securities and their fair value at the time the security is purchased because premiums or discounts are assigned to the securities if a different interest rate is paid than the current prevailing market rate. This premium or discount is amortized or accreted over the remaining life of the security and charged as an increase or decrease to interest income. Over time if interest rates continue to decline, the fair value of the security may be higher than the book value as the interest rate less the premium may be higher than current interest rates.

As of March 30, 2003, the Company’s long-term investments held to maturity consisted of $67.3 million in high-grade corporate bond holdings and other debt securities that mature after March 29, 2004. As of June 30, 2002, the Company’s long-term investments held to maturity consisted of $64.2 million in high-grade corporate bond holdings and other debt securities that mature after June 29, 2003. The Company purchased the corporate bonds with a portion of the proceeds from the public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as “securities held-to-maturity” under SFAS 115. The securities are reported on the consolidated balance sheets at amortized cost, as a long-term held to maturity investment with unpaid interest included in interest receivable if interest is due in less than 12 months, and as a long-term other asset if interest is due in more than 12 months. These investments mature over periods ranging from 13 to 33 months.

As of March 30, 2003, the Company maintained $15.6 million of net investments in privately held companies, which are included in other assets on the consolidated balance sheet. Since the Company does not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting. Because the shares of stock the Company received in these investments are not publicly traded, there is no established market for these securities. The Company reviews the fair value of these investments on a regular basis to evaluate the carrying value of such investments. This review includes, but is not limited to, a review of each of the companies’ cash position, financing needs, earnings and revenue outlook, operational performance, management or ownership changes and competition. The evaluation process is based on information requested from the privately held companies by the Company. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If the Company determines that the carrying value of an investment is at an amount in excess of fair value, it is the Company’s policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on the Company’s consolidated statement of operations. During fiscal 2002, the Company recorded write-downs of these investments of $20.4 million pre-tax, representing the Company’s best estimate of “other-than-temporary” declines in value, of which $12.4 million was written down in the second quarter of fiscal 2002. These impairment charges were included as an “other non-operating loss” on the consolidated statements of operations. During the three and nine months ended March 30, 2003, there were no additional write-downs taken on these investments and one of the private companies was sold to another company during the second quarter of fiscal 2003 with proceeds of $636,000 received from the sale. The Company’s investment in this company was written down to match the sale proceeds in the fourth quarter of fiscal 2002.

During fiscal 2002, two of the private companies in which the Company invested in funded development programs conducted by the Company. During the first quarter of fiscal 2003, one of the private companies in which the Company holds an investment completed funding of a development program that commenced in a prior year and was directed to the development of brighter LEDs. The other program funded in fiscal 2002, which also commenced in a prior year, was directed to the development of SiC RF transistors. The total amount of funding received by the Company from these companies was $0 and $750,000 for the three months ended March 30, 2003 and March 24, 2002, respectively. The total amount of funding received by the Company from these companies was $500,000 and $2.3 million for the nine months ended March 30, 2003 and March 24, 2002, respectively. The amount of the research and development funding received from the companies was recorded as an offset to research and development expense. The Company does not anticipate additional funding from these companies in the future as both programs have now ended.

Impairment of Property and Equipment

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of “ (“SFAS 144”), the Company reviews long-lived assets for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable. During the quarter ended December 29, 2002, the Company recorded an impairment charge for property and equipment totaling $1.4 million related to an asset, which was associated with a program that was discontinued. This program was under the direction of a privately held company that we had previously made an investment in; however, the investment was fully reserved for on the consolidated statement of operations in June 2002. The asset was not located on the Company’s premises and management determined that it would no longer support the program. The charge was included in “other operating expense” on the consolidated statement of operations.

During the quarter ended December 23, 2001, the Company recorded an impairment charge for property and equipment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” (“SFAS 121”). The charge totaled $18.1 million related to assets that were disposed of, which was included in “other operating expense” on the consolidated statements of operations. This impairment charge was due to decisions to utilize different technologies resulting in the obsolescence of the assets. The majority of these assets were destroyed due to the proprietary nature of the assets. Disposal of the impaired assets was completed in the second half of fiscal 2002.

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

As of March 30, 2003, the Company maintained a $2.2 million reserve for inventory. Of the total reserve amount, $1.8 million is attributable to the Cree Microwave segment and $440,000 is attributable to the Cree segment.

The majority of the reserve at Cree Microwave was recorded during the second quarter of fiscal 2003 resulting from the termination of the supply agreement with Spectrian. In exchange for a one-time payment of $5.0 million recorded as “other non-operating income” on the consolidated statement of operations, the Company relieved Spectrian of further obligations to purchase product under the supply agreement that was originally signed in December 2000. For the three months ended December 29, 2002, Cree Microwave recorded an additional reserve of $1.3 million for inventory that was targeted for sale to Spectrian, including some customized parts. Additional reserves of $5.1 million were recorded in the third quarter of fiscal 2002, as contract negotiations at the time with Spectrian indicated that several parts on hand would not be salable. The Company destroyed all but approximately $136,000 of this inventory during the fourth quarter of fiscal 2002 and the first half of fiscal 2003 and the related items were taken out of inventory and the related reserve. There was no financial impact to the Statement of Operations when these items were destroyed. The Company still maintains some packaging materials that were reserved for, that are no longer available from third party suppliers or are available only with lengthy lead timeframes. These write-downs were recorded as a cost of revenue. In addition, $417,000 of LDMOS 8 product was also written off as research and development expense during the first quarter of fiscal 2003.

Cree segment results for the three months ended December 29, 2002 include a $784,000 additional reserve for LED and wafer inventories as management assessed the inventory to be slow moving or obsolete. During the first quarter of fiscal 2003, the Company recorded a $185,000 lower of cost or market adjustment to certain LED products based on management’s estimate of an average sales price for the products. Both of these adjustments were recorded to cost of revenue. During the first quarter of fiscal 2003, the Company wrote-off $1.0 million of the initial XBright® chips that were developed during fiscal 2002. An improved chip has replaced these devices and this write down was recorded as a research and development expense as the initial devices were prematurely launched and not commercially viable.

Inventories consist of the following:

	March 30, 2003	June 30, 2002
	(in thousands)
Raw materials	$5,245	$3,908
Work-in-progress	5,081	6,629
Finished goods	9,527	9,724

	19,853	20,261
Inventory reserve	(2,217)	(2,295)

Total inventory, net	$17,636	$17,966

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

Prior to the impairment charge that was recorded during the third quarter of fiscal 2002, intangible assets including goodwill, current technology and workforce-in-place associated with the acquisition of Cree Microwave were accounted for under the purchase method in December 2000. Goodwill was capitalized at $81.5 million and represented the excess of cost over the fair value of assets acquired and was amortized using the straight-line method over ten years. Current technology and workforce-in-place assets were assigned values of $5.5 million and $800,000, respectively. These intangibles were being amortized under the straight-line method over eight and five years, respectively. During the three and nine months ended March 24, 2002, prior to the impairment charge, the expense for intangible asset amortization was $2.2 million and $6.8 million, respectively.

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

	Three Months Ended		Nine Months Ended
	March 30, 2003	March 24, 2002	March 30, 2003	March 24, 2002
	(In thousands)
Net R&D costs	$—	$(18)	$—	$42
Government funding	—	22	—	251

Total direct costs incurred	$—	$4	$—	$293

Income Taxes

The Company has established an estimated tax provision based upon an effective rate of 26% for the three and nine months ended March 30, 2003. The Company’s effective tax rate was 22% for the quarter and nine months ended March 24, 2002. The estimated effective rate was based upon estimates of income for the fiscal year and the Company’s ability to utilize remaining net operating loss carryforwards and other tax credits. However, the actual effective rate may vary depending upon actual pre-tax book income for the year or other factors.

Shareholders’ Equity

On January 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to four million shares, or about five percent, of its outstanding common stock. Additionally, on March 22, 2001, the Company announced that its Board of Directors increased the repurchase limits under the stock repurchase program announced in January 2001 to include an additional three million shares, for a total of seven million shares of its outstanding common stock. During the three and nine month periods ended March 30, 2003, the Company did not repurchase any shares of its common stock. For the three and nine month periods ended March 24, 2002, the Company repurchased 225,000 and 930,000 shares of its common stock, respectively. For fiscal 2002 year-to-date, these shares were repurchased at an average price of $14.66 per share, or a total aggregate of $13.6 million. The Company’s board of directors extended the repurchase program through January 31, 2004.

At the discretion of the Company’s management, the repurchase program can be implemented through open market or privately negotiated transactions. The Company determines the time and extent of repurchases based on its evaluation of market conditions and other factors.

Contingencies

During prior periods, the Company (including its subsidiary, Cree Lighting) were parties to litigation in the United States and Japan in which Nichia Corporation and Nichia America Corporation (collectively, “Nichia”) asserted claims against the Company for patent infringement, trade secret misappropriation, antitrust violations and other matters. In addition, the Company also asserted claims against Nichia for patent infringement and other matters. During the second quarter of fiscal 2003, the Company and Nichia entered into a patent cross license agreement covering gallium nitride-based optoelectronic technology and a settlement of the litigation pursuant to which all of the pending claims of the Company and Nichia were dismissed.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended		Nine Months Ended
	March 30, 2003	March 24, 2002	March 30, 2003	March 24, 2002
	(in thousands)		(in thousands)
Net income (loss)	$10,632	($68,286)	$23,511	($79,201)
Other comprehensive loss, net of tax	—	3,146	—	7,773

Comprehensive income (loss)	$10,632	($71,432)	$23,511	($86,974)

Earnings (loss) Per Share

The Company presents earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings (Loss) Per Share” (“SFAS 128”). The following computation reconciles the differences between the basic and diluted presentations:

	Three Months Ended		Nine Months Ended
	March 30, 2003	March 24, 2002	March 30, 2003	March 24, 2002
	(In thousands, except per share amounts)
Net income (loss)	$10,632	($68,286)	$23,511	($79,201)
Weighted average common shares	73,266	72,781	73,022	72,730

Basic earnings (loss) per common share	$0.15	($0.94)	$0.32	($1.09)

Net income (loss)	$10,632	($68,286)	$23,511	($79,201)
Diluted weighted average common shares:
Common shares outstanding	73,266	72,781	73,022	72,730
Dilutive effect of stock options and warrants	2,128	—	2,004	—

Total diluted weighted average common shares	75,394	72,781	75,026	72,730

Diluted earnings (loss) per common share	$0.14	($0.94)	$0.31	($1.09)

Potential common shares that would have the effect of increasing diluted income per share are considered to be antidilutive. In accordance with SFAS 128, for the three and nine months ended March 30, 2003, 9,479,215 and 10,108,483 shares, respectively, were not included in calculating diluted earnings per share, respectively, because the effect would be antidilutive. For the three and nine months ended March 24, 2002, 9,781,000 and 8,839,000 shares, respectively, were not included in calculating diluted loss per share because the effect would be antidilutive.

Recent Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for financial statements for fiscal years beginning after June 15, 2002 and has been adopted by the Company in fiscal 2003. The adoption of SFAS 143 did not have a material impact on the Company’s results of operations or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 144”). SFAS 144 addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 144 in fiscal 2003. The adoption of SFAS 144 did not have a material impact on the Company’s results of operations or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB 30. SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, SFAS 145 rescinded Statement 44 addressing the accounting for intangible assets of motor carriers and made numerous technical corrections. SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and has been adopted by the Company in fiscal 2003. The adoption of SFAS 145 did not have a material impact on the Company’s results of operations or financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146, which nullified EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition disclosure requirements of SFAS 148 are effective for fiscal year 2003. The interim and annual disclosure requirements are effective for the third quarter of 2003. The adoption of SFAS 148 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Stock Options

The Company accounts for stock based employee compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and does not intend to adopt the fair value method of accounting for stock based employee compensation defined by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”).

The Company has adopted stock option plans under which options for the purchase of common stock have been granted to employees and directors of the Company. Had compensation cost for the Company’s stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share for the three months and nine months ended March 30, 2003 and March 24, 2002, respectively, would have been as follows (in thousands):

	Three Months Ended March 30, 2003	Three Months Ended March 24, 2002	Nine Months Ended March 30, 2003	Nine Months Ended March 24, 2002
Reported net income(loss)	$10,632	$(68,286)	$23,511	($79,201)
Non-cash compensation charges included in net income (loss)	79	84	238	251
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(11,719)	(17,340)	(37,215)	(53,388)

Adjusted net income (loss)	($1,008)	($85,542)	($13,466)	($132,338)

Earnings (loss) per share:
Basic, as reported	$0.15	($0.94)	$0.32	($1.09)
Basic, adjusted	($0.01)	($1.18)	($0.18)	($1.82)
Diluted, as reported	0.14	($0.94)	$0.31	($1.09)
Diluted, adjusted	($0.01)	($1.18)	($0.18)	($1.82)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements represent our judgment concerning the future and are subject to risks and uncertainties, both known and unknown, that could cause our actual operating results and financial position to differ materially. All trend analysis and other information contained in this report relative to markets for our new products and trends in revenue, gross margins, and anticipated expense levels, as well as statements using forward-looking terminology such as “may,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and target or the negative thereof or other similar expressions constitute forward-looking statements.

We caution that such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those forward-looking statements. These factors include, but are not limited to, risks associated with the production ramp-up for our new products such as our XBright® LED chips and our LDMOS 8 RF transistor product family, including risks that we will be unable to achieve necessary improvements to these products as well as the possibility of unexpected delays, increased costs and manufacturing difficulties or less than expected market acceptance; risks resulting from the concentration of our business among few customers, including the risk that customers may reduce or cancel orders or fail to honor purchase commitments; uncertain product demand; risks from increased competition; uncertainty regarding economic conditions; uncertainty whether we can achieve our targets for increased yields and cost reduction needed to protect our margins; risks associated with the planned release of new products under development, including the possibility we will be unable to develop and manufacture commercially viable versions of such products; and risks that our investments in third parties will generate losses. See Exhibit 99.1 for further discussion of factors that could cause our actual results to differ.

Business Overview

We are the world leader in developing and manufacturing compound semiconductor materials and electronic devices made from SiC and a leading developer and manufacturer of optoelectronic and electronic devices made from GaN and related materials on SiC substrates. We derive the largest portion of our revenue from the sale of light emitting diodes or LEDs that emit in the blue, green and near ultraviolet portions of the spectrum. We currently offer LEDs at three brightness levels:

•	XBright® blue, green and UV products;

•	mid-brightness blue, green and UV products, which include our MegaBright®, UltraBright™ and other high brightness InGaN devices; and

•	standard brightness blue products.

During fiscal 2003, we estimate that the mix of end user products made with our LEDs has shifted away from components designed for backlighting cell phone keypads to LEDs for other applications. Therefore, we estimate that revenue generated from handset sales as a percentage of our business has declined, but mobile appliance products are still the largest end market for our LED products. During the third quarter of fiscal 2003, we estimate that we also increased our shipments of LEDs purchased by customers for use in white LEDs, which includes applications such as display backlights and flash applications for mobile appliances. During the third quarter, we estimate that sales of our LEDs purchased for use in components for automotive and display applications remained steady as a percentage of LED revenue. In addition, we estimate an increase in LEDs purchased for use in components designed for other applications such as gaming equipment, consumer products, office automation and contour lighting.

We also derive revenue from the sale of SiC wafers that are purchased by our customers for use in manufacturing LEDs and power devices or for research and development for new semiconductor devices. We also receive revenue from the sale of silicon-based LDMOS RF power transistors marketed for use in cell phone base station amplifiers and other wireless applications. Revenue from the sale of RF and microwave devices from our Cree Microwave segment was $644,000 for the three months ended March 30, 2003. We also sell SiC-based power rectifier components and SiC-based RF transistor components, but received no significant revenues from these products in the three months ended March 30, 2003.

The balance of our revenue, or $6.4 million for the three months ending March 30, 2003, is derived from contract funding. Under various programs, U.S. Government agencies support the development of our technology by funding our research and development efforts. Contract revenue includes funding for direct research and development costs and a portion of our general and administrative expenses and other operating expenses for such contracts under which we expect funding to exceed direct costs over the life of the contract. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract, we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

Product Overview

Our mid-brightness chips comprised 86% of total LED revenue for the three months ended March 30, 2003. We define our mid-brightness LEDs to include our MegaBright®, UltraBright™ and high brightness devices. We completed the introduction of our MegaBright® LED line during the third quarter of fiscal 2002 with the commercial release of three new products: the MegaBright® UV device, the traffic signal green device and the true green device. The blue chip was released in the fourth quarter of fiscal 2001. We recently announced that we plan to introduce a MegaBright Plus™ blue product during the fourth quarter of fiscal 2003 that we target to offer approximately 30% higher brightness than our regular MegaBright® blue product. We plan to market this device for use in white LED components. Our customers combine our blue LED chips with phosphors to create these white-emitting light sources. Such blue LED-based white light components or other blue LED components in the mid-brightness range are also used as a backlight for mobile appliances in both the display and the keypad and in automotive dashboard lighting. Blue chips are also used in full color indoor and outdoor video displays as well as general indicator lights. Applications for the green devices include full color indoor and outdoor video displays, automotive lighting, traffic signals and other indicator lights.

We began shipping the initial products in the XBright® family of LEDs during the third quarter of fiscal 2002 and are working to continue to make improvements to the chip design. We have some customers that used our current generation of XBright® devices in their products and during the third fiscal quarter of 2003, sales of our XBright® devices increased from 2% to 4% of LED revenue. We also have some customers who have informed us they need a more robust chip design than the current generation of XBright® products to meet reliability requirements for their components. We believe that the reliability performance of the chip varies among customers due to the wide range of package designs and application requirements involved. We are working to continue to make improvements to the chip’s design, and we have recently qualified internally a more robust version of our XBright® chip. In addition, we are in the process of providing samples to a number of customers to permit the customers to qualify the products in their package designs. We already have received a preliminary report from one of our largest volume customers that the new XBright® design appears to meet the customer’s qualification requirements. We believe this improved product family is strategically important to our business because the chips deliver increased brightness by approximately 40 percent over the MegaBright® family of LEDs. Demand has remained strong and we plan to introduce a XBright Plus™ blue product that we target to deliver approximately 30% higher brightness than the standard XBright® blue product. Target applications for the XBright® devices include mobile appliances, miniature white lights, traffic signals and video screens. The XBright Plus™ product is specifically targeted for white LED applications. We offer a complete product family of XBright™ LEDs: blue, traffic green and true green and UV wavelengths. We target sales of XBright® and XBright Plus™ products could represent approximately 8-10% of LED revenue in the fourth quarter of fiscal 2003.

Shipments of our standard brightness devices increased from 7% to 10% of LED revenue during the third quarter of fiscal 2003 and were supported by automotive and indicator light designs from a number of customers, including Osram Opto Semiconductors Gmbh, or Osram.

In recent quarters, we have seen aggressive pricing from our Asian-based competition for blue low to mid-brightness LED chips. Our backlog for LED products remained strong as of March 30, 2003. In addition, as of March 30, 2003, we were operating our Durham facility near capacity. We target yield improvements and capital additions to increase capacity over the next quarter.

Revenue from Cree Microwave was $644,000 during the third quarter of fiscal 2003. Over the next few quarters, we believe our biggest challenge for Cree Microwave will be to qualify new customers as we terminated our supply agreement with Spectrian in November 2002. However, due to the weak economic environment for microwave devices and the long qualification process for our products, we believe that our ability to gain new customers will develop over several quarters. In the first half of fiscal 2003 we completed the qualification of the 30, 60, 90 and 125-watt RF power transistor components made using our LDMOS 8 technology. In addition, we have continued to sell SiC metal semiconductor field effect transistors, or MESFET, devices to customers with potential systems applications through our Cree segment.

For the third quarter of fiscal 2003, our materials revenue increased 18% compared to the prior sequential quarter. Our SiC wafer volume increased by 110% over the December 2002 quarter; however, the effect of this increased volume on revenue was partly offset by a 39% decrease in blended average sales prices due to changes in product mix. The decrease in blended average sales prices was partly due to increased sales of lower-priced wafers to Osram in the March 2003 quarter. Revenues from the sale of bulk SiC material for use in gemstones were comparable to the prior sequential quarter.

Government contract revenue decreased 14% sequentially for the three months ended March 2003 due to a slowdown in work performed for certain contracts and a prior period rate adjustment that reduced revenue by $436,000. We target contract revenue to trend slightly lower in our fourth quarter due to the slow-down in work to be performed. Some of our government contracts are required to meet certain contractual milestones to ensure continued funding.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations included in this report is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies include those policies that are reflective of significant judgments and uncertainties, which potentially could produce materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill.    We have approximately $350 million of long-lived assets as of March 30, 2003, including approximately $238 million related to fixed assets and $67 million in long-term investments held to maturity. In addition to the original cost of these assets, their recorded value is impacted by a number of our policy elections, including estimated useful lives, salvage values and impairment charges, if any. In accordance with SFAS 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ”, or SFAS 144, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets have been impaired. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimations of the fair market value of the assets, and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations and estimated salvage values. There was a $1.4 million impairment charge taken for long-lived assets for the three months ending December 29, 2002, due to the election by management to discontinue a novel epitaxy reactor project.

During the third quarter of fiscal 2002, we completed an impairment analysis of the intangible assets and goodwill related to the acquisition of Cree Microwave. This analysis was performed due to significant changes in business conditions at the operating segment. First, Cree Microwave amended its supply agreement with Spectrian effective March 31, 2002, which resulted in a significant reduction in quarterly revenue expectations. In addition, Cree Microwave’s outlook for acquiring additional customers in the near term weakened due to deteriorating economic conditions and long product qualification cycles. Also, the principal products that Spectrian indicated it would consider purchasing from Cree Microwave in the future were not released to production at the time. As a result of this impairment analysis, the remaining balance of intangible assets and goodwill of $76.5 million was deemed fully impaired and was written off in March 2002. Spectrian and Cree Microwave agreed to terminate the parties’ supply agreement during the second quarter of fiscal 2003 and, due to the changed circumstances, management performed an impairment analysis of the tangible assets at Cree Microwave as of December 29, 2002 in accordance with SFAS 144. Based on estimations of the fair market value of the assets, and estimations of future cash flows, we determined that the estimated undiscounted cash flow exceeded the amount of the book value of the long-term assets. As a result, no additional assets were written down at this time; however, management will continue to evaluate the realizable value of assets based on cash flow projections at the Cree Microwave segment.

Accounting for Marketable and Non-Marketable Equity Securities.    At March 30, 2003, we held no marketable equity securities. During the second quarter of fiscal 2003, we sold our entire position in two publicly traded companies. We sold 356,000 common shares in the first company for $1,826,000, with a net loss on the sale recognized for $36,000 during the second quarter of fiscal 2003. We also sold 691,000 common shares in the second publicly traded company for $2,115,000, with a net loss on the sale recognized for $2,031,000 during the second quarter of fiscal 2003.

We classify marketable securities that are not trading or “held-to-maturity” securities as “available-for-sale”. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. Realized gains and losses are recognized when realized upon sale or disposition or when declines in value are deemed to be other than temporary in accordance with SFAS 115 “Accounting for Certain Debt and Equity Securities”. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an “other-than-temporary” decline in fair value. Our policy requires, among other things, a review of each company’s cash position, earnings and revenue outlook, stock price performance, liquidity, ability to raise capital and management and ownership changes. Based on this review, if we believe that an “other-than-temporary” decline exists in the value of one of our marketable equity securities, it is our policy to write down these equity investments to the market value. The related write-down will then be recorded as an investment loss on our consolidated statements of operations. During fiscal 2002, we recorded an “other-than-temporary” investment loss of $22.0 million related to available-for-sale marketable securities based primarily on sustained reductions in stock price performance.

We also make strategic investments in equity securities of privately held companies from time to time. Since we do not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting. Since the shares of stock we received in these investments are not publicly traded, there is no established market for these securities. We have a policy in place to review the fair value of these investments on a regular basis to evaluate the carrying value of such investments. This policy includes, but is not limited to, reviewing each of the companies’ cash position, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and competition. The evaluation process is based on information that we are provided by privately held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If the carrying value of an investment is at an amount in excess of our estimate of fair value, it is our policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on our consolidated statements of operations. During fiscal 2002, we recorded a write-down on these investments of $20.4 million, representing our best estimate of “other-than-temporary” declines in value based on a review of those factors described above. Estimating the fair value of non-marketable investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. There were no adjustments made to investment losses on our consolidated statements of operations during the first nine months of fiscal 2003 relating to our investments in privately held companies.

Inventories.    Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. We evaluate our ending inventories for excess quantities, impairment of value and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team and management estimates. We generally reserve for inventories on hand that are greater than twelve months old, unless there is an identified need for the inventory. In addition, we write off inventories that are considered obsolete based upon changes in customer demand, manufacturing process changes that result in existing inventory obsolescence or new product introductions, which eliminate demand for existing products. Remaining inventory balances are adjusted to approximate the lower of our manufacturing cost or market value. If future demand or market conditions are less favorable than our estimates, additional inventory write-downs may be required and would be reflected in cost of revenue in the period the revision is made. We evaluate the adequacy of these reserves quarterly.

As a result of the termination of the supply agreement with Spectrian in the second quarter of fiscal 2003, we recorded a $1.3 million reserve in the Cree Microwave segment for inventory that was slow moving or specifically identified to be sold to Spectrian, including customized parts. We also reserved an additional $522,000 of inventory at Cree Microwave during the first quarter of fiscal 2003. During the three months ended December 29, 2002, we reserved $784,000 in the Cree segment for slow moving LED and wafer inventory. In addition, during the first quarter of fiscal 2003, we wrote down $185,000 of certain LEDs to an estimated market value calculation. In the third quarter of fiscal 2002, we recorded a $4.5 million reserve at our Cree Microwave segment for non-LDMOS and older LDMOS devices as a result of contract negotiations with Spectrian that identified these devices as obsolete. All of these adjustments were recorded through cost of revenue. In addition, we also wrote off $1.0 million of costs associated with initial XBright® products and $417,000 of costs associated with LDMOS 8 devices as research and development expenses in the first quarter of fiscal 2003.

Revenue Recognition and Accounts Receivable.    Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Our shipment terms are FOB shipping point, which means that we fulfill the obligation to deliver when the goods are handed over and into the charge of the carrier at our shipping dock. This means that the buyer bears all costs and risks of loss of or damage to the goods from that point. We invoice our customers only for shipping costs necessary to physically move the product from our place of business to the customer’s location. The costs primarily consist of overnight shipping charges. We incur the direct shipping costs on behalf of the customer and invoice the customer to obtain direct reimbursement for such costs. We account for our shipping costs as a part of cost of revenue and record the reimbursement of such costs by our customer as a direct offset and reduction of cost of revenue. If inventory is maintained at a consigned location, revenue is recognized when our customer pulls product for its use. We provide our customers with a limited right of return, such as warranty claims. Revenue is recognized at shipment, and we record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition. Certain of our distributor arrangements provide for limited product exchanges and price protection. We defer revenue based on our estimates of product exchanges and other allowances in connection with these contractual arrangements and recognize the related revenue when final sales amounts are realized.

Revenue from government contracts is recorded on the percentage-of-completion method as expenses per contract are incurred. Contract revenue represents reimbursement by various U.S. Government entities to aid in the development of our technology. The applicable contracts generally provide that we may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. Contract revenue includes funding of direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which funding is expected to exceed direct costs over the life of the contract. The specific reimbursement provisions of the contracts, including the portion of our general and administrative expenses and other operating expenses that are reimbursed, vary by contract. Such reimbursements are recorded as contract revenue. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract (i.e., certain cost share arrangements), we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The allowance for sales returns at March 30, 2003 was $834,000.

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

Valuation of Deferred Tax Assets.    As of March 30, 2003, we had recorded $20.3 million as deferred tax assets. These assets were recorded as a result of tax benefits associated with the $143.9 million of significant charges taken in fiscal 2002. These charges were recorded for the write-off of property and equipment, the impairment of goodwill and intangible assets at Cree

Microwave and other charges resulting from the downturn in Cree Microwave’s business and the “other than temporary” charges taken on our investments.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 which contain a discussion of our accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

The following table shows our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 30, 2003	March 24, 2002	March 30, 2003	March 24, 2002
Revenue:
Product revenue, net	89.3%	85.6%	87.6%	88.4%
Contract revenue, net	10.7	14.4	12.4	11.6

Total revenue	100.0	100.0	100.0	100.0
Cost of Revenue:
Product revenue, net	44.9	65.4	48.0	51.2
Contract revenue, net	8.5	9.5	9.6	8.3

Total cost of revenue	53.4	74.9	57.6	59.5

Gross margin	46.6	25.1	42.4	40.5
Operating Expenses:
Research and development	13.5	27.9	13.5	17.2
Sales, general and administrative	11.2	19.6	12.7	15.2
Other expense	—	232.0	1.1	82.5
Intangible asset amortization	—	6.8	—	5.7

Income (loss) from operations	21.9	(261.2)	15.1	(80.1)
Other non-operating income (loss)	—	—	1.7	(10.0)
Interest income, net	2.0	3.0	2.3	3.8

Income (loss) before income taxes	23.9	(258.2)	19.2	(86.3)
Income tax (benefit) expense	6.2	(53.6)	5.0	(19.0)

Net income (loss)	17.7%	(204.6)%	14.2%	(67.3)%

Three Months Ended March 30, 2003 and March 24, 2002

Revenue.    Revenue grew 80% to $60.2 million in the third quarter of fiscal 2003 from $33.4 million in the third quarter of fiscal 2002. This increase was attributable to higher product revenue of $53.8 million in the third quarter of fiscal 2003 from $28.6 million in the third quarter of fiscal 2002. For the third quarter of fiscal 2003, LED revenue increased 134% over the prior year period due to a 158% LED chip volume increase over units delivered in the third quarter of last year. Average LED sales prices were 10% lower in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 due to price competitiveness in the marketplace. The majority of the increase in LED sales was generated by new design wins particularly in the wireless handset market. Much of our success in mobile phone applications in fiscal 2003 initially resulted from the use of our blue LEDs in keypads in phones with blue and full color displays and our blue LEDs used as the backlight for blue displays. During fiscal 2003, we estimate our end user product mix has shifted from the keypad business for cell phones to other LED applications. However, we estimate that mobile appliances are still the largest end user market for our products. During the third quarter of fiscal 2003, we estimate that we also increased our shipments of LEDs for use in white LEDs, which are typically used in display backlights and flash applications for mobile appliances. We also have seen an increased demand for LEDs for use in components designed for automotive backlighting as we began shipments for new high volume European and Asian automotive designs for the 2003 model year. During the third quarter of fiscal 2003, we also saw increased sales for products targeting gaming equipment, consumer products, office automation and contour lighting end markets. During the fourth quarter of fiscal 2003, based on current customer commitments and market prices, we target that our average sales prices for LEDs will decline at historical rates that approximate 5-6% per quarter. Customer demand for our LED products has remained strong and, as a result we target revenue to increase by 3-7% sequentially in the fourth quarter of fiscal 2003, to a range of $62 million to $64 million, which if achieved would be a new quarterly record for us.

Revenue from Cree Microwave declined 82% to $644,000 during the third quarter of fiscal 2003. That amount compared to $3.5 million recognized as revenue from Cree Microwave during the third quarter of fiscal 2002. Unit shipments decreased 89% in the third quarter of fiscal 2003 over the comparable prior year period. The majority of sales in the third quarter of fiscal 2003 were for LDMOS 7 parts. Cree Microwave and Spectrian terminated the parties’ purchase and supply obligations under the supply agreement during the second quarter of fiscal 2003, and we do not anticipate any significant future revenue from this customer, which previously was our largest customer for this segment of our business. As a result of the settlement, we have focused our efforts on new customer development for LDMOS 8 devices. During the first half of fiscal 2003, we announced the completion of the qualification of our 30, 60, 90 and 125-watt RF power transistor components made using our LDMOS 8 technology. We continue to work with prospective customers to gain new design wins and we are making progress towards gaining qualifications with certain customers. However, if we are unable to secure new design wins, revenue from this segment of business may decline and the valuation of our assets may be impaired.

Material sales increased 39% in the third quarter of fiscal 2003 compared to the same period of fiscal 2002 due to significantly higher gemstone and wafer sales. Sales of bulk SiC material for use in gemstone products increased over results from the third quarter of fiscal 2002 due to increased growth and demand from Charles & Colvard, Ltd. (“C&C”). SiC wafer sales increased 15% in the third quarter of fiscal 2003 compared to the prior year period. Wafer unit sales decreased 7%, while blended average sales prices increased 22% in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 due to changes in our customer and product mix.

Contract revenue received from U.S. Government agencies increased 34% during the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 due to larger contract awards received during the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003. These awards are directed towards the development of microwave and power devices. We target contract revenue for the fourth quarter of fiscal 2003 to decrease sequentially due to a projected slow down in work to be performed under existing contracts.

Gross Profit.    Gross profit increased 235% to $28 million in the third quarter of fiscal 2003 compared to $8.4 million in the third quarter of fiscal 2002. Compared to the prior year period, gross margin for the third quarter of fiscal 2003 increased to 47% from 25% of revenue. Results for the third quarter of fiscal 2002 were impacted by a $5.1 million increase in inventory and other reserves associated with Cree Microwave, as well as a $433,000 increase in reserves for our LED business. We recorded these additional reserves due to the deteriorating conditions of the Cree Microwave business and the re-negotiated supply agreement with its significant customer. The LED product line gross margin increased 33% in the third quarter of fiscal 2003 in comparison to the prior year period as a 10% decline in average sales prices was more than offset by an 29% decrease in average unit costs. During the third quarter of fiscal 2003, we produced record volume of units from our factory and as a result, we benefited from productivity gains that lowered our cost per unit. We continue to focus on yield improvements and increasing our overall capacity as our highest priorities. If we are successful in improving our yield, gross margins could improve. Gross margins could also improve if we are able to generate more revenue for our Cree Microwave segment as much of the costs for that segment are fixed in nature. Wafer costs for SiC material sales were 57% higher comparing the third quarter of fiscal 2003 results to the third quarter of fiscal 2002, due to product mix. However, since blended average sales prices for materials were 22% higher in the third quarter of fiscal 2003 compared to the same period in the last fiscal year, the overall materials business yielded only slightly lower gross margin.

Research and Development.    Research and development expenses decreased 13% or $1.2 million in the third quarter of fiscal 2003 to $8.1 million from $9.3 million in the third quarter of fiscal 2002. Decreased spending for research and development in the third quarter of fiscal 2003 resulted from reduced internal funding to support microwave devices at Cree Microwave as expenditures were reduced by $920,000 during the 2003 fiscal year. Internal funding was also lower for materials development programs as more wafer development programs were funded under government contracts in fiscal 2003. In addition, we reduced funding for LED programs as the MegaBright® green products were released in the third quarter of fiscal 2002 and more resources were focused this fiscal year on meeting production requirements. We received $2.2 million in funding from customers directed at research and development in the third quarter of fiscal 2002. There was no funding from these customers during the three months ended March 30, 2003 and we do not anticipate additional funding for research and development in the future from these customers. We target internal funding for research and development programs to remain in a range of $7.0 to $8.0 million per quarter over the next few periods.

Sales, General and Administrative.    Sales, general and administrative expenses increased 3% or $178,000 in the third quarter of fiscal 2003 to $6.7 million from $6.5 million in the third quarter of fiscal 2002, due higher insurance costs and the overall growth of our business which resulted in increased employee compensation. We target sales, general and administrative expenses to be slightly lower in the fourth quarter of fiscal 2003, in a range of 9-10% of revenue.

Intangible Asset Amortization.    Intangible asset amortization decreased 100% to $0 in the third quarter of fiscal 2003 as compared to $2.3 million in the prior year period. Intangible assets were generated by the acquisition of Cree Microwave in December 2000. Intangible asset amortization ceased during the fourth quarter of fiscal 2002. An analysis of goodwill and other intangible assets indicated that the carrying values of such assets had been fully impaired under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of ” (SFAS 121). Prior to the write-off of goodwill and intangible assets, we were amortizing these assets over periods ranging from five to ten years.

Other Operating Expense.    Other operating expense decreased 100% to $0 in the third quarter of fiscal 2003 as compared to $77.4 million during the third quarter of fiscal 2002. The $77.4 million charge taken in the third quarter of fiscal 2002 was primarily made up of the $76.5 million write down of goodwill and intangible assets relating to Cree Microwave. In that quarter, Cree Microwave amended its supply agreement with Spectrian, which reduced quarterly revenue expectations. In addition, the outlook for acquiring additional customers in the near- term had weakened due to the economy and the long qualification cycles. Also, many of the products that Spectrian indicated that they would purchase had not been released to production. Under the amended supply agreement, if Cree Microwave was not able to produce LDMOS 8 devices in a timely manner, revenue would be significantly reduced from Spectrian after the June 2002 quarter. As a result, we also recorded reserves on inventory and other charges. The change in the outlook for business at Cree Microwave and the reduction in expected revenue per quarter required us to perform an asset impairment analysis under SFAS 121. As a result of this analysis, the full amount of goodwill and intangible assets of $76.5 million was written off and was recorded as “other expense” on the statement of operations. Results in the third quarter of fiscal 2002 also included a $875,000 severance charge and other expenses related to the change in Cree Microwave’s business during the quarter.

Other Non Operating Income (Loss).    Other non-operating loss of $29,000 was recorded in the third quarter of fiscal 2003 related to a charitable contribution that was made in the quarter.

Interest Income.    Interest income increased $193,000 or 19% in the third quarter of fiscal 2003 in comparison to the third quarter of fiscal 2002. The increase resulted from more cash being available to invest in the third quarter of fiscal 2003 compared to the same period of fiscal 2002 due to increased cash flow from operations.

Income Tax Expense (Benefit).    Income tax expense for the third quarter of fiscal 2003 was $3.7 million compared to a $17.9 million tax benefit recorded in the third quarter of fiscal 2002. Income tax benefit for the third quarter of fiscal 2002 resulted from the $82.5 million charges taken in the quarter relating to the down turn in Cree Microwave’s business. These charges were comprised of $875,000 in severance costs, $5.1 million in inventory and other reserves and $76.5 million related to goodwill and intangible assets impairment. The effective income tax rate was

26% for the third quarter of fiscal 2003 compared to a 22% rate during the comparative period in fiscal 2002.

Nine Months Ended March 30, 2003 and March 24, 2002

Revenue.    Revenue grew 41% to $165.8 million in the first nine months of fiscal 2003 from $117.6 million in the first nine months of fiscal 2002. This increase was attributable to higher product revenue of $145.1 million in the first nine months of fiscal 2003 from $104.0 million in the first nine months of fiscal 2002. For the first nine months of fiscal 2003, LED revenue increased 83% from the prior year period due to a 104% LED chip volume increase over units delivered in the first nine months of last fiscal year. Average LED sales prices declined 10% in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 due to price competitiveness in the marketplace. New design wins, particularly in the wireless handset market, generated the majority of the increase in LED sales. We also have seen an increased demand for LEDs for automotive backlighting as we began shipments for new high volume European and Asian automotive designs for the 2003 model year.

Revenue from Cree Microwave declined 90% to $2.1 million during the first nine months of fiscal 2003, compared to $20.9 million recognized as revenue from Cree Microwave in the first nine months of fiscal 2002. Unit shipments in the first nine months of fiscal 2003 decreased 92% over the comparative period in the prior fiscal year. Cree Microwave and Spectrian terminated the parties’ purchase and supply obligations under the supply agreement during the second quarter of fiscal 2003, and we do not anticipate any significant future revenue from this customer, which previously was our largest customer for this segment of our business. Prior to the termination of the contract with Spectrian, our contractual arrangement with Spectrian allowed them to significantly reduce their purchase obligation if we were not able to complete the qualification of our LDMOS 8 products. During the second quarter of fiscal 2003, we announced the completion of the qualification of our 90 and 125-watt LDMOS 8 components. Prior to that announcement, Spectrian was not required to purchase significant products from us during the first half of fiscal 2003. During the first nine months of fiscal 2002, Spectrian purchased devices from us under the supply arrangement agreed to in December 2000.

Material sales increased 27% in the first nine months of fiscal 2003 compared to the same period of fiscal 2002 due to significantly higher gemstone sales. Sales of SiC bulk material for use in gemstone products were higher due to increased growth and demand from C&C but during the third quarter of fiscal 2003 remained less than 4% of total revenue. SiC wafer sales were even in the first nine months of fiscal 2003 compared to the prior year period. Wafer unit sales decreased 24%, while average sales prices increased 29% in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 due to customer and product mix.

Contract revenue received from U.S. Government agencies increased 51% during the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 due to larger contract awards received during the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003. These awards are directed towards the development of microwave and power devices.

Gross Profit.    Gross profit increased 47% to $70.3 million in the first nine months of fiscal 2003 compared to $47.7 million in the first nine months of fiscal 2002. Compared to the prior fiscal year period, gross margin for the first nine months of fiscal 2003 increased to 42% from 41% of revenue. During the first nine months of fiscal 2003, cost of revenue included a $1.8 million write-down of inventory at Cree Microwave due to the termination of the supply agreement with Spectrian and other slow moving products. We also recorded a $1.0 million increase to inventory reserves for LED and wafer products. Low revenue reported at our Cree Microwave segment had the greatest impact on our gross margin for the first nine months of fiscal 2003. Gross profits for that segment were a loss of $7.6 million, including the $1.8 million inventory reserve. However, the Cree Microwave segment has been successful in lowering its overall costs in recent quarters. The LED product line gross margin was 9% higher in comparison to the prior year as a 10% decline in average sales prices was more than offset by an 18% decrease in average unit costs. During the first nine months of fiscal 2003, we produced record volume of units from our factory and as a result, we benefited from productivity gains that lowered our cost per unit. Wafer costs for SiC material sales were 39% higher comparing the first nine months of fiscal 2003 results to the first nine months of fiscal 2002, due to product mix. However, average sales prices for materials were 22% higher in the first nine months of fiscal 2003 compared to the first nine months of last fiscal year, and therefore, the overall materials business was slightly lower in terms of its gross margin percentage.

Research and Development.    Research and development expenses increased 11% or $2.2 million in the first nine months of fiscal 2003 to $22.4 million from $20.2 million in the first nine months of fiscal 2002. We received $6.4 million in funding from customers directed at research and development in the first nine months of fiscal 2002 as compared to $500,000 of funding received for the nine months ended March 30, 2003. We do not anticipate additional funding for research and development in the future from these customers. In the first nine months of fiscal 2002, we were focused on increased spending to support new LED devices such as the MegaBright® green products and the XBright® devices. In addition, greater internal funding was provided for wafer development in the prior year as more wafer development programs were funded under government contracts in fiscal 2003. Internal funding was also $619,000 lower for the first nine months of fiscal year 2003 for Cree Microwave projects compared to internal funding in the first nine months of fiscal 2002.

Sales, General and Administrative.    Sales, general and administrative expenses increased 18% or $3.1 million in the first nine months of fiscal 2003 to $21.0 million from $17.8 million in the first nine months of fiscal 2002, due to increased insurance costs and general expense increases associated with the growth of our business which included higher employee compensation expenses.

Intangible Asset Amortization.    Intangible asset amortization decreased 100% to $0 in the first nine months of fiscal 2003 as compared to $6.8 million in the prior fiscal year period. Intangible assets were generated by the acquisition of Cree Microwave in December 2000. Intangible asset amortization ceased during the fourth quarter of fiscal 2002. An analysis of goodwill and other intangible assets indicated that the carrying values of such assets had been fully impaired under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” (SFAS 121). Prior to the write-off of goodwill and intangible assets, we were amortizing these assets over periods ranging from five to ten years.

Other Operating Expense.    Other operating expense decreased 98% to $1.9 million in the first nine months of fiscal 2003 as compared to $97.1 million during the first nine months of fiscal

2002. During the second quarter of fiscal 2003, we recorded a $1.4 million write-down for fixed assets associated with a novel epitaxy equipment project that we discontinued. The amount represented a deposit that we paid for equipment that was never delivered from the vendor. Also during the first quarter of fiscal 2003, we incurred $400,000 of severance charges at our Cree Microwave segment. During the first nine months of fiscal 2002, we took a $19.0 million charge to write down fixed assets due to decisions made based on changes in technology. This impairment reflected management’s decision resulting from the progress made by our research and development teams to focus our technology in certain directions and on other write-downs of fixed assets. After extensively testing certain reactor technology equipment, we narrowed a preference for certain processes, and as a result, we wrote off non-producing reactor equipment that did not use the preferred processes. Also, in December 2001 management prepared for a 3” wafer transition over the next several years. As a result, we wrote off non-convertible 2” crystal growth equipment that was not used. Finally, yield improvements also resulted in the obsolescence of certain other equipment. All equipment written off in the second quarter of fiscal 2002 was dismantled and destroyed if proprietary in nature, or sold by June 2002. In December 2001, we also paid a $700,000 one-time bonus to Cree Microwave employees. In the third quarter of fiscal 2002, we recorded a $77.4 million charge made up of the $76.5 million write down of goodwill and intangible assets relating to Cree Microwave and a $875,000 severance charge related to the change in Cree Microwave’s business during the quarter.

The Company recorded the write-off of intangible assets because in the third quarter of fiscal 2002, Cree Microwave amended its supply agreement with Spectrian, which reduced quarterly revenue expectations. In addition, the outlook for acquiring additional customers in the near- term had weakened due to the economy and the long qualification cycles. Also, many of the products that Spectrian indicated that they would purchase had not been released to production. Under the amended supply agreement, if Cree Microwave was not able to produce LDMOS 8 devices in a timely manner, revenue would be significantly reduced from Spectrian after the June 2002 quarter. As a result, we recorded reserves on inventory and other charges. The change in the outlook for business at Cree Microwave and the reduction in expected revenue per quarter required us to perform an asset impairment analysis under SFAS 121. As a result of this analysis, the full amount of goodwill and intangible assets of $76.5 million was written off and was recorded as “other expense” on the statement of operations.

Other Non Operating Income (Loss).    Other non operating income of $2.9 million was recorded in the first nine months of fiscal 2003 related to a $5.0 million one time payment received from Spectrian associated with the termination of the supply agreement in the second quarter of fiscal 2002. This non-operating income was offset with a $2.1 million charge recorded for the loss on sales of investments of marketable securities that we sold during the second quarter of fiscal 2003. The other non operating (loss) of $11.8 million in the first nine months of fiscal 2002 was attributed to an “other than temporary” decline in value related to our long-term investments in the amount of $12.4 million recorded during the second quarter of fiscal 2002 as discussed above. This charge was partially offset by a gain on the sale of marketable securities of $600,000.

Interest Income.    Interest income declined $633,000, or 14%, in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. The reduction from the comparative period in the prior year resulted primarily from lower interest rates available for our liquid cash over the period.

Income Tax Expense (Benefit).    Income tax expense for the first nine months of fiscal 2003 was $8.3 million compared to a $22.3 million tax benefit recorded in the first nine months of fiscal 2002. The income tax benefit resulted from the $101.5 million net pre-tax loss resulting mainly from the charges taken during the period. These charges included write downs for the impairment of fixed assets of $18.1 million, a $12.4 million charge for the reserve for investments in privately held companies, a $76.5 million write down of goodwill and other intangibles and a $5.1 million reserve taken for inventory and other items. The effective income tax rate was 26% for the first nine months of fiscal 2003 compared to a 22% rate during the comparative period in fiscal 2002.

Liquidity and Capital Resources

We have funded our operations to date through sales of equity, bank borrowings and revenue from product and contract sales. As of March 30, 2003, we had working capital of $160.1 million, including $121.7 million in cash and short-term investments. Operating activities generated $69.4 million for the first nine months of fiscal 2003 compared with $25.5 million generated during the comparative period in fiscal 2002. This increase was primarily attributable to higher profitability.

Capital expenditures for property, plant and equipment amounted to $56.2 million during the first nine months of fiscal 2003. In addition, we invested $89.3 million in securities held to maturity during the first nine months of fiscal 2003.

Cash provided by financing activities during the first nine months consisted of $4.0 million in proceeds from the exercise of stock options from our employee stock option plan.

We continue to invest in property and equipment to increase capacity and target capital expenditures to range from $14 to $20 million for the fourth quarter of fiscal 2003. At this time, we believe that we can fund near-term future demands for capital expenditures from cash flow from operations and cash on hand. In the two most recent quarters, cash flow from operations has exceeded capital expenditures. As a result we have increased our overall cash, short term and long term investments. We target that this trend will continue over the next few quarters. We also target that we will be able to meet short term liquidity needs to operate the business from cash flow from operations and cash on hand. From time to time we evaluate potential acquisitions of and investments in complementary businesses and anticipate continuing to make such evaluations. We may issue additional shares of common stock in connection with the acquisition of complementary businesses or other significant assets.

As of March 30, 2003, our accounts receivable balance increased by $2.3 million or 7% over the accounts receivable balance as of June 30, 2002, which resulted from the overall increase in revenue. Our revenue in the third quarter of fiscal 2003 was $60.2 million, which was 59% higher than the fourth quarter of fiscal 2002 revenue of $37.8 million. Our net property and equipment has also increased by $26.2 million or 12% since June 30, 2002 due to investments made to expand production capacity. These investments are targeted to aid us in meeting current and what we view as increasing, future customer product demands on a cost-effective basis. We target that these investments in additional equipment will allow us to meet any increase in demand for our products and thus may lead to higher revenue for us. The higher property investment will also result in higher depreciation expense.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Quantitative Disclosures

As of March 30, 2003, we no longer hold investments in marketable securities; however, an adverse movement of equity market prices would likely have an impact on our portfolio of non-marketable strategic equity securities, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions could negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. At March 30, 2003, our non-marketable strategic equity securities had a carrying amount of $15.6 million.

We have invested some of the proceeds from our January 2000 public offering into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. These investments are A grade or better per our cash management policy. At March 30, 2003, we had $153.6 million invested in these securities. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported on our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair values and the amortized cost of these investments.

We currently have no debt outstanding. With certain of our larger customers, we maintain a foreign currency adjustment to our sales price if certain exchange rates against the U.S. Dollar are not maintained. These revenue adjustments represent our main risk with respect to foreign currency, since our contracts and purchase orders are denominated in U.S. dollars. We also have no commodity risk.

Qualitative Disclosures

We no longer hold investments in publicly traded equity securities.

Item 4.     Controls and Procedures

Based on our most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.14	Letter Agreement between the Company and M. Todd Tucker dated January 16, 2003.*
99.1	Certain Business Risks and Uncertainties

*Management contract or compensatory plan.

(b)    Reports on Form 8-K:

The Company furnished a report under Item 9 of Form 8-K on January 31, 2003 with the written statements of the Company’s Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.
Date: April 29, 2003	/s/ Cynthia B. Merrell
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

Date: April 29, 2003	/s/ Charles M. Swoboda
Charles M. Swoboda
President and Chief Executive Officer

I, Cynthia B. Merrell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cree, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 29, 2003

/s/ Cynthia B. Merrell

Cynthia B. Merrell

Chief Financial Officer