Form 10-K
period 2003-06-30
CREE INC
filed 2003-09-25
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2003

CREE, INC.

(Exact name of registrant as specified in its charter)

North Carolina	0-21154	56-1572719
(State or Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification Number)

4600 Silicon Drive, Durham, North Carolina 27703

(Address of principal executive offices)

(919) 313-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00125 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the  Act). Yes ☒ No ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of December 29, 2002 was approximately $1,059,059,406 (based on the closing sale price of $17.13 per share).

The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of September 5, 2003 was 74,203,109.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 28, 2003 are incorporated by reference into Part III.

CREE, INC.

FORM 10-K

For the Fiscal Year Ended June 29, 2003

PART I

Item 1.    Business

Introduction

Cree, Inc., a North Carolina Corporation established in 1987, develops and manufactures semiconductor materials and devices based on silicon carbide (SiC), group III nitrides (GaN), silicon, and related compounds. Our SiC and GaN materials technology is the basis for many of the core devices that we develop and produce. The physical and electronic properties of SiC and GaN, such as higher voltage and higher thermal conductivity, offer technical advantages over traditional silicon, gallium arsenide (GaAs), sapphire and other materials for certain electronic applications. We focus our expertise in SiC and GaN materials on four product areas: short wavelength light emitting diodes (LEDs), including blue, green and near ultraviolet (UV) products, power switching products, radio frequency (RF) and microwave devices, and near UV lasers. We have products commercially available in each of these categories except for near UV lasers. We also manufacture silicon RF transistors and modules.

As of the end of fiscal 2003, we derive the majority of our revenues from sales of our LED products. We also generate revenue from sales of SiC wafers and gemstone materials, and we earn revenue under government contracts that support certain of our research and development programs to the extent the contract funding exceeds our cost of performing those activities. In addition, we derive a small portion of revenues from our sales of devices for wireless infrastructure and power switching applications. We currently are working to develop near UV lasers that are targeted for future optical storage markets.

Most semiconductor devices are fabricated on wafers made from silicon crystals. Silicon evolved as the dominant semiconductor material because it is relatively easy to grow into large, high quality single crystals that are suitable for fabricating many types of electronic devices. Alternative semiconductors such as GaAs were developed to enable the fabrication of improved RF devices and optoelectronic products such as red LEDs and lasers. Wide bandgap semiconductors, such as SiC and GaN, have emerged to provide improved capabilities for solid state devices. SiC is most commonly targeted for power and RF devices, while GaN is generally targeted for optoelectronic applications such as blue, green or UV LEDs and near UV lasers, as well as higher frequency microwave devices.

We operate our business in two segments, the Cree segment, which consists of our SiC-based products and research contracts, and the Cree Microwave segment, which includes silicon-based RF transistors and RF transistor modules. Our Cree Microwave segment began operations with the December 2000 acquisition of the UltraRF business from Spectrian Corporation (Spectrian). The UltraRF acquisition was accounted for under the purchase method. We renamed the UltraRF business Cree Microwave during fiscal 2002. Additionally, our Cree segment acquired Nitres, Inc (Nitres) in May 2000 in a business combination accounted for as a pooling of interests. Our Cree segment products are manufactured in Durham, North Carolina in a six-part process, which include: SiC crystal growth, wafering, polishing, epitaxial deposition, fabrication and testing. Our Cree Microwave products are produced in Sunnyvale, California at our silicon wafer fabrication facility, where we buy silicon wafers from third parties, fabricate devices in a clean room environment and test/package finished products. Subcontractors located domestically and in foreign countries also package some of our products.

Products and Products under Development

Cree Segment:

The Cree segment produces blue, green and UV LEDs, SiC wafers, materials used for gemstone applications and RF and microwave transistors and power devices using our SiC and GaN materials. In addition, we currently are developing near UV laser devices in this segment.

Blue, Green and UV LEDs

Our LED products include blue, green and UV devices made from GaN and related materials grown on SiC substrates. LEDs are solid-state electronic components used in applications such as indicator lights on consumer products, including stereos, printers, computers and other equipment. LEDs also are used to backlight handheld devices and automotive dashboards and groups of LEDs can make up single or full-color electronic displays. LEDs offer several advantages over small incandescent bulbs, including longer life, lower maintenance cost and energy consumption, and smaller space requirements. We currently sell our LEDs in chip form to customers who package them in a variety of applications. LEDs represented 75%, 58% and 65% of our revenue for the fiscal years ended June 29, 2003, June 30, 2002 and June 24, 2001, respectively.

Most manufacturers of nitride-based LEDs currently use sapphire substrates because historically SiC was perceived by the market to be more expensive than sapphire because of the external cost of the substrate. Sapphire devices have also traditionally offered a lower forward voltage than SiC based devices, which may extend battery lifetimes in handheld applications. We have continued to evolve our SiC-based products to offer lower forward voltage for our devices and believe that our current SiC-based devices are very competitive with sapphire-based devices. The conductive properties of SiC substrates also enable us to fabricate a less complex chip that is smaller than comparable LEDs grown on competing sapphire substrates. This feature allows SiC-based devices to have a greater number of potential chips per wafer, which can result in a lower cost for SiC-based devices compared to sapphire-based devices. Our LEDs offer other potential benefits such as an industry standard vertical chip structure and improved resistance to electrostatic discharge. We have continued to evolve our LED product line over time by offering higher performance devices and reducing the cost of our older products. As a result, we have developed and released several generations of GaN-based LED products that cover a broad spectrum of applications.

Our LEDs currently are available in three brightness ranges, which we refer to as: standard brightness, mid-brightness and our highest brightness range which comprises our XBright® family of products. Our standard brightness LED products, offered in blue wavelengths only, target applications requiring high quality and high volume availability at a lower price point. End customers use this product for applications where higher brightness is not a significant factor, such as for indoor applications, automotive designs or as indicator lights. In fiscal 2003, these products comprised 10% of our LED revenues.

Our mid-brightness range includes our MegaBright®, UltraBright™ and SuperBright™ LEDs. Our mid-brightness LEDs provide an option for applications where a higher level of brightness is required than our standard brightness LEDs. End user applications include the backlight source for mobile appliances, which includes mobile phones, personal digital assistants (PDA’s), digital cameras and other small hand-held devices, and automotive dashboards. Our customers also use mid-brightness LEDs in gaming displays, consumer products, office equipment, full color video displays, and as the green light in traffic signals. In the fourth quarter of fiscal 2003, we released our MegaBright Plus™ LED for customer products that require a higher amount of brightness available in the price range for MegaBright LED products. Our mid-brightness LEDs are offered in blue, traffic green, true green and UV wavelengths. In fiscal 2003, this category of product comprised 87% of our LED revenue.

Our first XBright LED products originally were introduced in fiscal 2002, and our customers have recently begun to incorporate them into their products. The XBright LEDs are strategically important to our business because the chips deliver increased brightness by approximately 40 percent over the MegaBright family of LEDs. Target applications for XBright LEDs include mobile appliances, miniature white lights, traffic signals and video screens. In the fourth quarter of fiscal 2003, we released our XBright Plus™ LED for customer products that require the maximum amount of brightness available to the marketplace. XBright Plus LEDs are only available in blue and are targeted primarily for white LED applications. We are in the process of expanding our product family of XBright LEDs to include blue, traffic green, true green and UV wavelengths. In fiscal 2003, this category of LEDs comprised 3% of our LED revenue.

Some of our customers use our mid-brightness LEDs to create white light from blue LEDs by combining them with phosphors. We believe that one of the most significant opportunities over the next twelve months to grow revenue is to gain market share in the white LED market. In particular, as mobile appliance manufacturers move towards offering a greater percentage of their products featuring full color displays, we anticipate that white LEDs will be used in more of these products, including mobile phones and other handheld devices. We began offering our MegaBright Plus and XBright Plus LEDs to address this important market. Over the next twelve months our focus is to target our development efforts toward creating thinner chips while lowering the forward voltage of our LEDs to better serve the needs of the mobile appliance market. We believe that a lower forward voltage is desired to enable handheld products to have longer battery lifetimes. We also are developing LEDs with higher brightness with the goal of improving efficiency so that our LEDs can compete with incandescent and fluorescent lighting technology for conventional lighting markets in the future. In order to compete in these markets, the performance that our LEDs can achieve will need to increase significantly over what is currently available. Within the next few years, we do not anticipate that our LEDs will be available in a cost competitive product that will compete with conventional lighting markets. However, our LEDs may be used today to enable initial illumination applications such as colored light replacements for neon tubes.

We also continue development efforts with our XBright 900 Power Chip™ LED. The XBright 900 Power Chip is about ten times larger than industry standard size (300 x 300 microns) LEDs and is the first large area version of our XBright chip technology. Once development is complete, these chips are expected to deliver approximately 10 times the light output due to operation at a much higher input power than our standard XBright chips, and could be used in a new range of lighting applications. These chips will require our customers to develop new packages to support these higher-powered chips. The targeted application for these chips is the solid state illumination market.

SiC Materials Products

Our SiC materials products consist of SiC wafers and bulk materials used for gemstone applications.

SiC Wafers.    We manufacture SiC wafers for sale to corporate customers who use the wafers in manufacturing products for optoelectronic and power device applications. Corporate, government and university programs also buy SiC wafers for research and development directed to optoelectronic, microwave and high power devices. We may sell our SiC wafers as a bare wafer or a customized wafer with additional epitaxial films of SiC or GaN materials, depending upon the nature of a customer’s needs. We currently sell both two-inch and three-inch wafers with the majority of sales as two-inch. Wafer products represented 9%, 11% and 11% of our revenue for the fiscal years ended June 29, 2003, June 30, 2002 and June 24, 2001, respectively.

In October 1999, we introduced our first three-inch wafer and we have continued to expand our product line of three-inch wafers, which are better suited for the manufacture of power and microwave devices. We use our internal sales staff and distributors to market SiC wafers directly to our customers. Over the past five years, we have continued to develop SiC wafers that are larger and have fewer defects to further improve the quality of our materials and lower the cost of devices made from our SiC wafers.

Bulk Materials Used for Gemstones.    We manufacture SiC crystals in near colorless form for use in gemstone applications. Single crystalline SiC has characteristics that are similar to diamond, including properties relating to color, hardness and brilliance. We sell SiC in bulk crystal form to Charles & Colvard, Ltd. (C&C), which produces and markets gemstone products made from SiC crystals. We sell our SiC materials used in gemstone applications exclusively to C&C. SiC materials sold for gemstone applications represented 3%, 2% and 3% of our revenue for the fiscal years ended June 29, 2003, June 30, 2002 and June 24, 2001, respectively.

SiC-based Power Devices

SiC-based power devices can operate at significantly higher breakdown voltages than silicon-based power devices and provide faster switching speeds than comparable silicon-based power devices at similar breakdown voltages. These attributes create lower switching losses, which yield power savings due to higher efficiency that enable smaller, more efficient systems.

Our SiC-based power products are 600-volt Schottky diodes offered at 1, 4, 6, 10 and 20-amp ratings for applications such as power supplies used in computer servers. We also offer 1200-volt Schottky diodes at 5 and 10-amp ratings targeted for motor control applications. We are marketing these products to manufacturers of power conditioning and power switching equipment as potential replacements for silicon-based power devices in certain applications. SiC-based power devices represented less than 1% of revenue for each of the fiscal years ended June 29, 2003 and June 30, 2002.

We are developing additional prototype SiC-based power devices that could have many potential uses such as power conditioning and power switching applications. We are developing other types of SiC-based power devices, including PIN diodes and power MOSFETs, however, these devices are still at least several years away from being commercially available.

RF and Microwave Transistors

RF and microwave devices made from SiC can operate at higher voltages which allows for higher power densities as compared to silicon or GaAs based devices. Additionally, this characteristic allows SiC-based devices to be significantly smaller while carrying the same or greater power levels than silicon-based or GaAs-based devices. Currently, there is a higher cost associated with SiC than silicon or GaAs-based devices for RF and microwave transistors.

We currently offer a 10-watt transistor product, or MESFET product, made from SiC to our customers. During fiscal 2003, we introduced our second generation SiC MESFET process and introduced an improved 10-watt product with higher gain based on this new design. Additionally, we introduced the world’s first foundry service for wide bandgap monolithic microwave integrated circuits (MMIC). These SiC-based RF circuits can be used in a variety of wide bandwidth communications applications, high-powered radar amplifiers, electronic warfare, and wireless infrastructure. The MMIC foundry service allows a customer to design their own custom SiC RF circuit to be fabricated in our MMIC foundry, or have us provide custom MMIC design for the customer and fabricate the chips. We intend to focus future development efforts in this area on creating higher power SiC MESFETs and GaN RF devices. SiC MESFET and MMIC devices represented less than 1% of revenue for each of the fiscal years ended June 29, 2003, June 30, 2002 and June 24, 2001.

Near-UV Laser Diodes

We have demonstrated near UV lasers (sometimes referred to as blue lasers) that operate at power levels ranging from 3 milliwatts to greater than 30 milliwatts. Our development activity continues to focus on developing more reliable and higher performance devices. We target our first 30-milliwatt product to be released for customer sampling during calendar 2004. The primary target market for our lasers is optical disk drives for next generation digital versatile disk (DVD) and computer data storage applications. The shorter wavelength of near UV\blue lasers enables significantly higher storage capacity than the current generation of optical drives which employ red lasers. At this point, numerous standards are being proposed for the next generation of DVDs including Blu-ray and Advanced Optical Disk (AOD). Even if a commercially viable blue laser product were available in mass production, the new systems and standards are still in the development stage such that high volume component usage is forecasted to be a few years away.

Cree Microwave Segment:

Our Cree Microwave segment produces bipolar and laterally diffused metal oxide semiconductor (LDMOS) devices made from silicon substrates. These products enable us to offer our customers an array of power transistors designed to meet a broad spectrum of the current and potential wireless infrastructure markets. These products represent the main semiconductor content of a power amplifier, which is used in a base station to boost the power of a signal so that it can reach a wireless phone or other device within a designated geography. Cree Microwave’s RF products represented 1%, 16% and 11% of our revenue for the fiscal years ended June 29, 2003, June 30, 2002 and June 24, 2001, respectively.

Prior to fiscal 2003, sales to Spectrian, represented 99% of Cree Microwave’s revenue. In November 2002, we entered into an agreement with Spectrian to terminate our supply contract. During fiscal 2003 we developed a new LDMOS device that is intended as a second source for parts currently available from one of our competitors. We continue to work to enhance the capabilities of our silicon-based LDMOS product family with module designs that combine our chips with additional circuit components to provide convenient building blocks for power amplifier manufacturers. We have recently introduced LDMOS products to the military and avionics markets and aim to expand these offerings during fiscal 2004.

Financial Information about Segments and Geographic Areas of Customers and Assets

For financial information about business segments and geographical areas of customers, please see Note 2, “Summary of Significant Accounting Policies and Other Matters” to our consolidated financial statements included in Item 8 of this report. All of our long-lived tangible assets currently are maintained in the United States.

Government Contract Funding

We derive a portion of our revenue from funding that we receive pursuant to research contracts with various agencies of the U.S. Government. We had 19, 18 and 13 government contracts in effect during the fiscal years ended June 29, 2003, June 30, 2002 and June 24, 2001, respectively.

These contracts typically cover work performed over several months up to four years. These contracts may be modified or terminated at the convenience of the government and typically are subject to appropriation and allocation of the required funding on an annual basis. The revenue that we recognize pursuant to these contracts represents reimbursement by various U.S. Government entities that aid in the development of new technology. The applicable contracts generally provide that we may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the U.S. Government to use the inventions for government purposes.

Contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development expenses, general and administrative expenses and cost of capital expenses. The specific reimbursement provisions of the contracts, including the portion of our general and administrative expenses and other operating expenses that are reimbursed, vary by contract. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, based on the terms of the contract, the actual costs relating to activities we are to perform under the contract, are divided between the U.S. Government and us. The U.S. Government’s cost share is then paid to us. The contracts typically require the submission of a written report that documents the results of the research, as well as some material deliverables.

The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where we anticipate that the U.S. Government funding will exceed our direct costs relating to the program over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts under which we anticipate that direct costs of the activities subject to the contract will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding is reported as an offset of those expenses. For the fiscal years ended June 29, 2003, June 30, 2002 and June 24, 2001, U.S. Government funding represented 12%, 12% and 10% of total revenue, respectively.

We generally must compete with other companies for funding awards from the U.S. Government. In certain cases, such as when the value of a U.S. Government contract exceeds $100,000 and when highly technical research is required, the U.S. Government issues a request for proposal (RFP). In a typical RFP, the U.S. Government requests a product or service and solicits proposals from perspective contractors on how they intend to carry out that request, and at what price. Proposals received in response to an RFP can be subject to negotiation after they have been submitted. Many U.S. Government contracts are awarded on a type of RFP called a broad agency announcement (BAA). In a BAA, the U.S. Government requests a broad range of research and development services. Contractors submit bids for research in any of the technical areas mentioned in the BAA. Then the U.S. Government may select winners of the awards and negotiate contracts with those parties. The U.S. Government uses many methods to select contractors to receive awards. Some of these methods include choosing vendors who offer products or services that provide the best value, lowest price and highest level of technology. We also may be the recipients of a sole source contract from the U.S. Government if the U.S. Government determines that we are the only viable source for the work to be performed. In this case, the U.S. Government would publish their intent to award a sole source contract with us and if there are no viable challenges made to that publication, the U.S. Government may award the contract to us without a competitive bid process.

In June 2002, the Office of Naval Research (ONR), awarded us two contracts with a total value of approximately $14.4 million as part of the Wide Bandgap Semiconductor Technology Initiative of the Defense Advanced Research Projects Agency (DARPA). The first contract provided for up to $8.8 million in U.S. Government funding over an 18-month period, for work directed to microwave and related technologies. This effort is focused on the development of high quality 4-inch semi-insulating substrates, SiC MESFET and GaN HEMT epitaxial processes on large diameter wafers, and studies correlating material advances with device performance. The second ONR/DARPA contract provided for up to $5.6 million in U.S. Government funding over an 18-month period for work directed to SiC high voltage, high power switching devices for high power conversion and distribution technology. This contract is focused on the development of low defect density 4-inch, n-type 4H-SiC substrates, more uniform, thick SiC epitaxial processes, and power device development focused on high reliability, high voltage SiC PIN rectifiers and MOSFETs.

We may enter into a number of contracts for different projects with a single agency or enter into contracts addressing different parts of the same project with more than one agency. For example, we currently have several large contracts, with the ONR, and the Air Force Research Laboratories (AFRL). In July 2002, we were awarded U.S. Government contracts totaling $26.5 million, if fully funded, over a three-year period from ONR and AFRL for SiC MMIC process development. These contracts are jointly funded by the U.S. Navy, the Missile Defense Agency and the Department of Defense’s Title III program. Under our previously existing Title III contract with AFRL, the project added $3.2 million through a contract modification for additional tasks focused on improving yields of the three-inch diameter high purity semi-insulating SiC substrates to be used for MMIC devices. The remaining $23.3 million is being provided through the new contract with ONR. The goal of this contract is to provide enhanced producibility of SiC materials, both substrates and epitaxy, and cleanroom processing, in support of high-power MMIC amplifiers used in military radar applications. The majority of the work is directed to yield enhancement and cost reduction for MMICs fabricated on three-inch diameter SiC wafers. In fiscal 2003, revenues under the specific contracts (DARPA and producibility) with the ONR and AFRL combined were approximately 7% of total revenue.

Additionally, we were awarded with another contract in June 2002 funded by DARPA through the United States Army Robert Morris Acquisition Center to pursue the development of UV LEDs and lasers for a variety of military communications and bio-threat detection applications under DARPA’s SUVOS program. This DARPA SUVOS contract provides for up to $14.4 million in U.S. Government funding over a four-year period. In fiscal 2003, this DARPA SUVOS contract accounted for approximately 2.5% of total revenue.

The DARPA SUVOS contract as well as the contracts with ONR and AFRL are cost share arrangements. The contracts require us to conduct the research effort described in the statement of work section of the contract. The contracts also require that we pay a contractually agreed upon portion of the costs of the work with the U.S. Government paying the balance. There are no milestones to be reached for payments from the U.S. Government. We invoice the U.S. Government monthly for their share of the costs of the work performed based on costs incurred for that month.

Distributorship Agreement with Sumitomo Corporation

In April 2002, we entered into a distributorship agreement with Sumitomo Corporation (Sumitomo), which was amended in March 2003. Under the agreement, Sumitomo became our strategic partner and the exclusive distributor of our LED and wafer products in Japan for fiscal years 2003, 2004 and 2005. Prior to the beginning of each fiscal year, the distributorship agreement requires Sumitomo to commit in advance to purchase a specified dollar value of our products during the next fiscal year. For fiscal year 2003, Sumitomo’s advance purchase commitment was approximately $23 million, and Sumitomo’s actual purchases were $54.6 million. For fiscal year 2004, Sumitomo’s current advance purchase commitment is approximately $100 million. Sumitomo may vary its commitment under certain circumstances, and, therefore, we only account for eight-weeks of purchase orders from Sumitomo as firm backlog. In addition, the distributorship agreement provides that Sumitomo may decrease its advance purchase commitment and/or terminate the agreement if its inventory of Cree products reaches a specified level. If Sumitomo does not purchase at least half of its advance purchase commitment for any fiscal quarter as a result of this inventory limitation, we have the option of terminating the distributorship agreement.

The distributorship agreement also requires us to establish two rolling reserves at the time we ship LED products to Sumitomo, each based upon a percentage of the total purchase price of such products. We defer revenue recognition on the amounts added to both rolling reserves each fiscal quarter. These reserves are used to reimburse Sumitomo for certain sales costs incurred in selling our products and for managing its inventory, up to the balance in these reserves. If Sumitomo makes a valid claim against these reserves, we write off or reduce the amount of the claim against the applicable reserve. Except to the extent Sumitomo makes a valid claim against the reserves, amounts added to these reserves during a fiscal quarter will expire on a rolling basis by at least the end of the second following fiscal quarter, and we recognize revenue equal to the expired amount at that time.

Research and Development

We invest significant resources in research and development aimed at improving our semiconductor materials and developing new device and production technology. Our core SiC materials research is directed to improving the quality and diameter of our SiC substrates. We also are working to improve the quality of the SiC and nitride epitaxial materials we grow to produce devices and to improve device yields by reducing variability in our processes. These efforts are in addition to on-going projects focused on brighter LEDs, higher power/higher linearity RF and microwave devices, UV laser devices and higher power diodes/switches as discussed above.

We recorded expenditures of $31.2 million in fiscal 2003, $28.0 million in fiscal 2002 and $13.0 million in fiscal 2001 for direct expenditures relating to research and development activities. The amount of recorded expenditures is supplemented by funding received from our customers and the U.S. Government, in certain cases, which is recorded as a reduction in research and development expenditures. When we receive payments from our customers for sponsoring research and development programs, we offset those payments against direct research and development expenditures. In addition, when we receive payments from the U.S. Government under contracts where direct expenses of the contract are estimated to exceed the funding award over the life of the program, we offset the payment against reported research and development expenditures. Customer funding that offset research and development costs was $500,000, $9.0 million and $11.9 million for fiscal 2003, 2002 and 2001, respectively. The majority of this funding was received from companies in which we have made investments. For example, in fiscal 2003, the entire customer funding we received came from an affiliate of Lighthouse Technologies, Inc. (Lighthouse), in which we hold a private company  equity investment. In fiscal 2002, Microvision, Inc. (Microvision), the Lighthouse affiliate and Xemod, Inc. (Xemod) funded $4.4 million, $3.0 million and $492,000, respectively, of our research and development. We held an investment in each of these companies at the time that they provided research and development funding to us. In addition, Spectrian, our largest customer for our Cree Microwave segment, also participated in funding our research and development programs for $1.1 million. When customers participate in funding our research and development programs, we record the amount funded as a reduction of research and development expenses. We do not expect funding for research and development during fiscal 2004 at this time from these or any other customers or third parties in which we invested. U.S. Government funding that offset costs included as research and development was $0, $276,000 and $1.3 million for fiscal 2003, 2002 and 2001, respectively.

Sales and Marketing

We actively market our LED, wafer, RF, microwave and power products through targeted promotions, select advertising and attendance at trade shows. Our direct sales force and senior management work with customers around the world. The production of lamp and display products incorporating LED chips is concentrated among a relatively small number of LED packaging manufacturers. Our sales and marketing team is primarily based in our Durham, North Carolina facility with additional sales support offices in Hong Kong and Tokyo, Japan.

Supported by our Japan office, Sumitomo is our exclusive distribution partner for nitride LED chip products and SiC wafers in Japan. We also use distributors to market our LED products in Hong Kong, China, Taiwan and South Korea in coordination with our sales support office in Hong Kong. We use a separate network of sales representatives to market our RF and microwave devices in North America, Europe, Asia and Japan. We have also started to build a network of sales representatives in Europe and Asia to market our SiC power devices in selected areas.

We sell SiC crystal materials for use in gemstone applications directly to C&C under an exclusive supply agreement.

Customers

During fiscal 2003, revenues from Sumitomo (which represent sales to approximately 20 Japanese LED customers as well as 60 additional wafer customers) accounted for 24% of our total revenue. Sumitomo imports, handles orders and distributes our products and manages our accounts receivable for our Japanese customer base. For fiscal 2003, three of our top ten end customers were located in Japan and their sales, as well as sales to our other Japanese customers, are reported as sales to Sumitomo. Cree Japan’s sales and engineering group is actively involved with Sumitomo in the sales process to accounts in Japan. Our relationship with our end customers in Japan is critical to our future success. Sales to Osram Opto Semiconductors GmbH (Osram) and Agilent Technologies (Malaysia) Sdn Bhd, (Agilent) were 21% and 10%, of revenue, respectively.

Sumitomo, Osram and Agilent were our only customers that comprised 10% or more of our revenue for fiscal 2003. Revenue from the U.S. Government, representing funding from several agencies, made up 12%

of total revenue for fiscal 2003. As our U.S. Government contracts are with multiple agencies, the U.S. Government does not act as a single customer, and we do not regard it as such. Our purchase agreement with Osram expires in September 2003, and we are currently negotiating a new purchase agreement with Osram. The loss of Osram, Agilent or any of Sumitomo’s large customers could have a material adverse effect on the Company. During fiscal 2002, revenues from three customers, Osram, Spectrian, and Sumitomo were 19%, 16% and 14%, of total revenue, respectively. Revenue from the U.S. Government, representing funding from several agencies, made up 12% of total revenue for fiscal 2002. During fiscal 2001, revenues from three customers, Osram, Sumitomo and Spectrian, were 25%, 22% and 11%, of total revenue, respectively. Prior to fiscal 2003, sales to Spectrian were 99% of Cree Microwave’s revenue. We continue to pursue new customers for our Cree Microwave business and have had some recent success on small unit volumes. Due to long design qualification cycles that are typical to this industry, revenue reported at our Cree Microwave segment may remain low for several quarters.

For further financial information about foreign and domestic sales, please see Note 2, “Summary of Significant Accounting Policies and Other Matters” to our consolidated financial statements included in Item 8 of this report.

Backlog

As of June 29, 2003, we had a backlog of approximately $68.0 million consisting of approximately $24.4 million of product orders and $43.6 million under research contracts signed with the U.S. Government, for which a portion of the contracted funds have not yet been appropriated. As of June 30, 2002, we had backlog of approximately $138.7 million consisting of approximately $86.9 million of product orders and $51.8 million under research contracts signed with the U.S. Government, for which a portion of the contracted funds have not yet been appropriated. Our backlog could be adversely affected if the U.S. Government exercises its rights to terminate the government contracts or does not appropriate and allocate all of the funding contemplated by the contracts. We estimate our entire backlog could be filled during fiscal 2004, with the exception of approximately $19.6 million in U.S. Government funded contracts.

In April 2003, we signed an agreement with Sumitomo, which supplements our existing distributor agreement with Sumitomo and covers shipments through June 2004. For fiscal year 2004, Sumitomo’s current advance purchase commitment is approximately $100 million, subject to adjustment and cancellation provisions and end customer demand. Sumitomo may vary its commitment under certain circumstances, and, therefore, we only account for eight-weeks of purchase orders from Sumitomo as firm backlog. The orders cover demand for our products in Japan and represent sales to over 20 LED packagers including Stanley Electronics, Citizen Electronics, Sharp Corporation and Rohm, Inc. In addition, we are currently negotiating a new contract with Osram, since the present contract expires at the end of September 2003. In addition, Agilent orders have short lead times and therefore not a significant component of our reported backlog.

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

Competition

Our success depends on our ability to keep pace with the rapidly evolving technology standards of the industries that we serve. These industries are characterized by rapid technological change, frequent introduction of new products, short product life cycles, and changes in end-user and customer requirements. If we are unable to keep pace with the rapidly changing technology standards, or competitors could invent new technologies, industry standards or end user or customer requirements that could have potential to replace or provide lower cost or high performance alternatives to our existing or future products. The evolving nature of these industries may render our existing or future products obsolete, noncompetitive or unmarketable. Any of these developments could have an adverse effect on our business, results of operations and financial conditions.

Blue, Green and Near-UV LEDs

The primary competition for our LED chip products comes from companies that manufacture and or sell nitride-based LED chips. We consider Nichia Corporation (Nichia) and Toyoda Gosei Co. Ltd. (Toyoda), to be our competitors. Nichia primarily sells packaged LEDs and most often competes directly with our chip customers. Toyoda sells both packaged LEDs and LED chips. These companies currently market LED products made using nitride materials on sapphire substrates. In addition, in recent years a number of other Asian-based companies have begun the production of blue, green and UV LEDs, on sapphire substrates and are becoming more significant competitors. These new competitors sell chip level products and have had success in securing new business over the last few years, especially in the keypad backlight market for mobile appliances. These competitors compete with us on pricing in the standard to mid-brightness range of products. We believe our approach to manufacturing blue, green and UV LEDs using SiC substrates enables us to also offer a cost-effective chip design as compared to our competitors who primarily use sapphire as their substrate. SiC materials are conductive and as a result, allow us to make vertical devices with a top and bottom contact to conduct electrical flow. Sapphire materials are insulating and therefore devices made from these materials require two contacts on one side to conduct electrical flow. The SiC single top contact device allows us to utilize less chip area for electrical contact generally resulting in a smaller chip size and thus more potential die per wafer than sapphire devices, which may allow our devices to be manufactured for a lower cost.

Our customers’ generally purchase nitride LEDs based on the combination of the lowest price for a certain level of brightness, for their intended application. At times other factors such as chip size, forward voltage, ESD resistance or device stability also can be competitive factors. In addition to being a large customer of our LED chips, Osram, which licensed certain LED technology from us in 1995, currently is producing LEDs using nitride materials on SiC substrates for use in their packages. Lumileds sells high power packaged LEDs that compete with our target customers for power chip devices for solid state illumination markets and selectively sell some chip products in the market.

SiC Materials Products

The market for SiC wafers also is becoming more competitive, as other companies in recent years have begun to offer SiC wafer products or have announced plans to do so, including Sterling Semiconductor, which is now operated by Dow Corning, II-VI, Sixon, Nippon Steel and other manufacturers. To our knowledge, none of these competitors currently offer SiC wafers that are being used for device production. We sell SiC wafers to Osram and Infineon, which compete with us in the LED and power diode markets, respectively. We are not aware of any other company who produces SiC materials for use in gemstones although we believe there are some companies pursuing research and development in this area.

SiC-based Power Devices

Our SiC-based power devices compete with similar devices offered by Infineon. There are also a number of other companies developing SiC based power devices. Our products also compete with existing silicon-based power devices offered by a variety of manufacturers.

RF and Microwave Transistors

Currently, there are no companies offering products that compete directly with the Cree Segment’s SiC MESFET products and MMIC foundry service although a few companies have products under development. Although there are no direct competitors, there is competition from existing silicon and GaAs based products. We do not currently offer GaN microwave devices, but we are working to develop these products. In the GaN microwave area, there are a number of companies working to develop these products.

The markets served by Cree Microwave’s LDMOS and bipolar products are highly competitive. Currently Motorola dominates this marketplace, which we believe is due to the performance and pricing of its products in comparison to our products and others currently available in the market.

Near-UV Laser Diodes

We currently do not offer any laser products commercially. The major competitors in the near UV laser market are Nichia and Sony and a number of other companies have announced development activities in this area. The market for blue laser products is just beginning to emerge. In addition to our development efforts, there are also a number of companies working on developing near UV laser diodes.

Patents and Proprietary Rights

We seek to protect our proprietary technology by applying for patents where appropriate and in other cases by preserving the technology and related know-how and information as trade secrets. We have also from time to time acquired, through license grants or assignments, rights to patents on inventions originally developed by others. As of August 26, 2003, we owned or held exclusive rights licensed under a total of 207 issued U.S. patents, subject in some cases to nonexclusive license rights held by third parties. These patents expire between 2007 and 2021. Thirty-three of these patents are jointly owned with a third party. Thirty-one of these patents relate primarily to our Cree Microwave segment. In addition, we own or hold exclusive license rights under corresponding patents and patent applications in various foreign countries.

Among the patent licenses we hold are exclusive licenses granted by North Carolina State University, or NCSU, to U.S. and corresponding foreign patents and patent applications that relate to SiC materials and device technology and to GaN growth technology. These licenses include rights under patents and patent applications relating to processes for growing single crystal SiC and low defect GaN materials. The licenses are worldwide, exclusive licenses to manufacture, use and sell products and processes covered by the claims of patents issued on applications filed by NCSU relating to the licensed inventions. The U.S. Government holds non-exclusive licenses from us to use for government purposes for certain of our inventions that were developed under contracts with them. The licenses relating to the growth of bulk single crystal SiC and to other SiC materials and device technology are fully-paid, while the licenses relating to growth of low defect GaN materials require us to pay NCSU royalties on sales of products made using the licensed processes.

The patents that we have licensed from NCSU relating to bulk SiC growth expire beginning in 2007, and we may face increased competition in the market for SiC materials as these patents expire. In addition, in the event our licenses to the U.S. patents owned by NCSU relating to SiC growth were to be terminated under the terms of our license agreement, we could potentially be enjoined from practicing the patented process. In that event the business of our entire Cree segment could be disrupted since the segment is critically dependent on our ability to manufacture bulk single crystal SiC material. Similarly, if our license to the patents relating to growth of low defect GaN materials were to be terminated, it could have a material adverse effect on our ability to produce GaN-based laser diodes or other future products we expect to manufacture using the patented processes.

We also have entered into license agreements with the licensing agencies of other universities, and with other companies, under which we have obtained exclusive or non-exclusive rights to practice inventions claimed in various patents and applications issued or pending in the U.S. and other foreign countries. We do not believe the financial obligations under any of these agreements, or the loss of the licensed rights under any of these agreements, would have a material adverse effect on our business, financial condition or results of operation. These license agreements include a patent cross-license agreement covering gallium nitride-based optoelectronic technology that we entered into with Nichia Corporation in November 2002 in connection with a settlement of patent and related litigation then pending between the parties in the United States and Japan. These license agreements also include license rights granted to us by the Trustees of Boston University, or Boston University, under certain U.S. patents and corresponding foreign patents and patent applications which relate to the manufacture of certain GaN-based structures on sapphire and other substrates. The license agreement with Boston University grants us an exclusive, worldwide royalty-bearing license under these patents and patent applications, subject to royalty payments and other obligations under the license agreement. As described in Item 3, “Legal Proceedings,” Cree and Boston University are parties to pending litigation in which they have alleged that AXT, Inc. is infringing one of the licensed patents. Termination of the license to this patent by Boston University would end our right to assert the patent against future infringements.

For proprietary technology that is not patented or otherwise published, we seek to protect the technology and related know-how and information as trade secrets and to maintain it in confidence through appropriate non-disclosure agreements with employees and others to whom the information is disclosed. There can be no assurance that these agreements will provide meaningful protection against unauthorized disclosure or use of our confidential information or that our proprietary technology and know-how will not otherwise become known or independently discovered by others. We also rely upon other intellectual property rights such as trademarks and copyright where appropriate.

Environmental Regulation

We are subject to a variety of federal, state and local provisions enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These include statutory and regulatory provisions under which we are responsible for the management of hazardous materials we use and the disposition of hazardous wastes resulting from our manufacturing processes. Failure to comply with such provisions, whether intentional or inadvertent, could result in fines and other liabilities to the government or third parties, injunctions requiring us to suspend or curtail operations or other remedies, and could have a material adverse effect on our business.

Employees

As of June 29, 2003, we employed 1,121 people, including 865 in manufacturing operations, 168 in research and development and 88 in sales and general administration. None of our employees are represented by a labor union or subject to collective bargaining agreements.

Available Information

We maintain a website at the address www.cree.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. These reports may be accessed by following the link under “News and Investors—SEC Filings” on our website.

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

Although we experienced significant revenue and earnings growth in the past year, we may not be able to sustain such growth or maintain our margins, and we may experience significant fluctuations in our revenue, earnings and margins in the future. For example, historically, the prices of our LEDs have declined based on market trends. We attempt to maintain our margins by constantly developing improved or new products which command higher prices or by lowering the cost of our LEDs. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

•	our ability to develop, manufacture and deliver products in a timely and cost-effective manner;

•	variations in the amount of usable product produced during manufacturing (our “yield”);

•	our ability to improve yields and reduce costs in order to allow lower product pricing without margin reductions;

•	our ability to ramp up production for our new products;

•	our ability to produce higher brightness and more efficient LED products that satisfy customer design requirements;

•	our ability to develop new products to specifications that meet the evolving needs of our customers, including smaller and thinner chips with lower forward voltage;

•	our ability to generate customer demand for our LDMOS 8 products and ramp up production of those products accordingly;

•	changes in demand for our products and our customers’ products;

•	changes in the competitive landscape, such as higher volume production and lower pricing from Asian competitors;

•	declining average sales prices for our products;

•	changes in the mix of products we sell;

•	inventions by other companies of new technology that may make our products obsolete;

•	product returns or exchanges that could impact our short term results;

•	changes in manufacturing capacity and variations in the utilization of that capacity;

•	disruptions of manufacturing as a result of damage to our manufacturing facilities from causes such as fire, flood or other casualties, particularly in the case of our single site for SiC wafer and LED production; and

•	our policy to reserve fully for all accounts receivable balances that are more than 90 days past due which could impact our short-term results.

These or other factors could adversely affect our future operating results and margins. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price may decline.

If we experience poor production yields, our margins could decline and our operating results may suffer.

Our SiC material products and our LED, power and RF device products are manufactured using technologies that are highly complex. We manufacture our SiC wafer products from bulk SiC crystals, and we use these SiC wafers to manufacture our LED products and our SiC-based RF and power semiconductors. Our Cree Microwave subsidiary manufactures its RF semiconductors on silicon wafers purchased from others. During our manufacturing process, each wafer is processed to contain numerous “die,” which are the individual semiconductor devices, and the RF power devices are further processed by incorporating them into a package for sale as a packaged component. The number of usable crystals, wafers, die and packaged components that result from our production processes can fluctuate as a result of many factors, including but not limited to the following:

•	impurities in the materials used;

•	contamination of the manufacturing environment;

•	equipment failure, power outages or variations in the manufacturing process;

•	losses from broken wafers or human errors; and

•	defects in packaging either within our control or at our subcontractors.

We refer to the proportion of usable product produced at each manufacturing step relative to the gross number that could be constructed from the materials used as our manufacturing yield. Since many of our manufacturing costs are fixed, if our yields decrease, our margins could decline and our operating results would be adversely affected. In the past, we have experienced difficulties in achieving acceptable yields on new products, which has adversely affected our operating results. We may experience similar problems in the future and we cannot predict when they may occur or their severity. In some instances, we may offer products for future delivery at prices based on planned yield improvements. Reduced yields or failure to achieve planned yield improvements could significantly affect our future margins and operating results.

Litigation and SEC matters could adversely affect our operating results and financial condition.

On June 12, 2003, Eric Hunter, and his wife, Jocelyn Hunter filed a lawsuit in United States District Court for the Middle District of North Carolina in Greensboro, North Carolina naming us and Neal Hunter, Eric Hunter’s brother and our current chairman, as defendants. The complaint alleged claims for defamation and harassment, as well as violations of employment and federal securities laws related to transactions with C&C, and other matters. In addition, between June 16 and August 18, 2003, nineteen purported class action lawsuits were filed in the United States District Court for the Middle District of North Carolina by alleged purchasers of our common stock. The lawsuits name us, certain of our officers and current or former directors as defendants. These complaints allege, among other things, violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. In addition, among other claims, one or more of the complaints allege that we made certain false and misleading statements in connection with our acquisition of the UltraRF division of Spectrian, our supply agreement with Spectrian, our investment in World Theater, Inc. and our agreements with C&C. These cases are still in their early stages, and we intend to defend them vigorously.

Defending against existing and potential securities and class action litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely effect our results of operations and financial condition.

In addition, the Securities and Exchange Commission (SEC) in July 2003 initiated an informal inquiry of us and requested us voluntarily to provide certain information. We are cooperating voluntarily with this informal inquiry and have provided the SEC with written responses and documents. If the SEC elects to pursue a formal investigation of us, responding to any such investigation could require significant diversion of management’s attention and resources in the future as well as significant legal expense. In addition, if the SEC elects to pursue an enforcement action against us, the defense against this type of action could be costly and require additional management resources. If we were unsuccessful in defending against any potential action that may arise, we may face civil or criminal penalties or fines that would materially adversely affect results of operations and financial condition.

Special Committee Investigation.

On June 14, 2003, our board of directors created a special committee, comprised of independent directors Dr. Robert J. Potter and Mr. William J. O’Meara. The scope of the special committee’s investigation encompasses allegations of corporate wrong doing made by the Hunters in court filings or otherwise brought to our attention by the Hunters. The board of directors granted the special committee the authority to: (i) retain and consult with independent and qualified legal counsel or other experts or advisers to participate and assist in such investigation, and to direct payment of corporate funds to compensate legal counsel and other experts and advisors; (ii) have full access to any and all books, records and files of Cree and any independent auditors heretofore utilized by Cree, and the opportunity to interview and question the directors, any employees and officers of Cree, either past or present; (iii) consult with any other independent specialists in appropriate fields of expertise or such other persons as may be deemed necessary or advisable in conducting an objective and informed investigation; and (iv) employ such other persons as may be necessary for the proper conduct of such investigation. Should the Special Committee conclude that corporate wrong doing has occurred, our business results of operations and financial conditions could be materially adversely affected.

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

Vigorous protection and pursuit of intellectual property rights characterize the semiconductor industry. These traits have resulted in significant and often protracted and expensive litigation. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to:

•	pay substantial damages;

•	indemnify our customers;

•	stop the manufacture, use and sale of products found to be infringing;

•	discontinue the use of processes found to be infringing;

•	expend significant resources to develop non-infringing products and processes; and/or

•	obtain a license to use third party technology.

There can be no assurance that third parties will not attempt to assert infringement claims against us with respect to our current or future products. From time to time we receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. Our practice is to investigate such claims to determine whether the assertions have merit and, if so, we take appropriate steps to seek to obtain a license or to avoid the infringement. However, we cannot predict whether past or future assertions of infringement may result in litigation or the extent to which such assertions may require us to seek a license under the rights asserted. We also cannot determine whether a license will be available or that we would find the terms of any license offered acceptable or commercially reasonable. Failure to obtain a necessary license could cause us to incur substantial liabilities and costs and to suspend the manufacture of products. In addition, if adverse results in litigation made it necessary for us to seek a license or to develop non-infringing products or processes, there is no assurance we would be successful in developing such products or processes or in negotiating licenses upon reasonable terms or at all. Our results of operations, financial condition and business could be adversely affected if such problems were not resolved in a timely manner.

There are limitations on our ability to protect our intellectual property.

Our intellectual property position is based in part on patents owned by us and patents exclusively licensed to us by North Carolina State University, Boston University and others. The licensed patents include patents relating to the SiC crystal growth process that is central to our SiC materials and device business. We intend to continue to file patent applications in the future, where appropriate, and to pursue such applications with U.S. and foreign patent authorities. However, we cannot be sure that patents will be issued on such applications or that our existing or future patents will not be successfully contested by third parties. Also, since issuance of a valid patent does not prevent other companies from using alternative, non-infringing technology, we cannot be sure that any of our patents (or patents issued to others and licensed to us) will provide significant commercial protection, especially as new competitors enter the market.

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

Where necessary, we may initiate litigation to enforce our patent or other intellectual property rights. For example, on June 10, 2003, our Cree Lighting subsidiary and the Trustees of Boston University filed a patent infringement action against AXT, Inc. seeking enforcement of a patent relating to semiconductor devices manufactured using a GaN-based buffer technology. Any such litigation may require us to spend a substantial amount of time and money and could distract management from our day-to-day operations. Moreover, there is no assurance that we will be successful in any such litigation.

If we are unable to produce and sell adequate quantities of our mid-brightness and XBright LED products and improve our yields, our operating results may suffer.

We believe that our ability to gain customer acceptance of our mid-brightness and XBright LED products, including our new MegaBright Plus and XBright Plus products, and to achieve higher volume production and lower production costs for those products will be important to our future operating results. We must reduce costs of these products to avoid margin reductions from the lower selling prices we may offer due to our competitive environment and/or to satisfy prior contractual commitments. Achieving greater volumes and lower costs requires improved production yields for these products. We recently began to manufacture our improved XBright LED product in limited volumes, and we are continuing to make improvements to this product to help meet our customers’ design requirements. We may encounter manufacturing difficulties as we ramp up our capacity to make this product, as well as the MegaBright Plus and XBright Plus products. Our failure to produce adequate quantities and improve the yields of any of these products could have a material adverse effect on our business, results of operations and financial condition. Some of our customers may encounter difficulties with their manufacturing processes using our XBright devices due to die attachment issues, which could increase product returns and impact customer demand, each of which would have a material adverse effect on our business, results of operations and financial condition. In addition, our customer’s inability to secure an efficient phosphor for use in converting blue or near UV LEDs to white could limit our potential sales of high brightness LED chips for these applications.

Our operating results are substantially dependent on the development of new products based on our core SiC technology.

Our future success will depend on our ability to develop new SiC solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner, and we must secure production orders from our customers. The development of new SiC products is a highly complex process, and we have historically experienced delays in completing the development and introduction of new products. Products currently under development include larger, higher quality substrates and epitaxy, high power RF and microwave devices in both SiC and GaN, power devices, blue laser diodes and higher brightness and thinner LED products. The successful development and introduction of these products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions of market requirements and evolving standards;

•	acceptance of our new product designs;

•	the availability of qualified development personnel;

•	our timely completion of product designs and development;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities for commercial sales;

•	our customers’ ability to develop applications incorporating our products; and

•	acceptance of our customers’ products by the market.

If any of these or other factors become problematic, we may not be able to develop and introduce these new products in a timely or cost-efficient manner.

We must generate new customer demand for our LDMOS 8 products in order to offset expenses of our Cree Microwave segment.

Revenues of our Cree Microwave segment will depend on our ability to attract new customers for our LDMOS8 products. Prior to the termination of our supply agreement with Spectrian, Spectrian accounted for 99% of the revenues of our Cree Microwave segment. Due to the current market environment for microwave devices and the lengthy customer design-in and qualification process for our LDMOS products, it may take many quarters to develop new customers for our Cree Microwave segment and we may not succeed in doing so. Until we develop sufficient new business for Cree Microwave’s products, our expenses for this segment will exceed its revenues. In addition, if we are unable to generate sufficient customer orders for these products and expenses continue to exceed revenues for this segment, we may be required to write down certain assets associated with this business.

We depend on a few large customers and are subject to contract terms with them.

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them. The concentration of our revenues with a few large customers makes us particularly dependent on factors affecting those customers. For example, if demand for their products decreases, they may limit or stop purchasing our products and our operating results will suffer. Our purchase agreement with Osram expires in September 2003, and we are currently negotiating a new purchase agreement with Osram. If we lose a large customer such as Osram and fail to add new customers to replace lost revenue, our operating results may not recover. In addition, we often enter into contracts with large customers which may give rise to customer rights to reduce purchase commitments, return products, obtain reimbursement of certain costs, or terminate contracts. For example, our Sumitomo contract provides that Sumitomo may decrease its purchase commitment or terminate the contract if its inventory of our products reaches a specified level. The contract also requires us to establish two rolling reserves based upon a percentage of the total purchase price of our products. We defer revenue recognition on the amounts added to reserves. If claims are made against reserves, we may recognize lesser amounts of revenue or no revenue on substitute sales to Sumitomo and any product returned may not be saleable at the same price or at all. We also face risks related to contract terms with other large customers, which could have a negative impact on our financial results.

The markets in which we operate are highly competitive and have evolving technology standards.

The markets for our LED, laser, RF and microwave, and power semiconductor products are highly competitive. New firms have begun offering UV, blue and green LEDs. In the RF power semiconductor field, the products manufactured by Cree Microwave compete with products offered by substantially larger competitors who have dominated the market to date based on product quality and pricing. The market for SiC wafers is also becoming competitive as other firms have in recent years begun offering SiC wafer products or announced plans to do so. We also expect significant competition for products we are currently developing, such as those for use in microwave communications and power switching.

We expect competition to increase. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Or competitors could invent new technologies that may make our products obsolete. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

We face significant challenges managing our growth.

We have experienced a period of significant growth that has challenged our management and other resources. We have grown from 248 employees on June 28, 1998 to 1,121 employees on June 29, 2003 and from revenues of $44.0 million for the fiscal year ended June 28, 1998 to $229.8 million for the fiscal year ended June 29, 2003. To manage our growth effectively, we must continue to:

•	implement and improve operating systems;

•	maintain adequate manufacturing facilities and equipment to meet customer demand;

•	improve the skills and capabilities of our current management team;

•	add experienced senior level managers; and

•	attract and retain qualified people with experience in engineering, design and technical marketing support.

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

From time to time, we have made investments in public and private companies that engage in complementary businesses. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition as reflected in our balance sheets. In addition, if the decline in value is determined to be “other than temporary”, the related write-down could have a material adverse effect on our reported net income. For example, in the fourth quarter of fiscal 2002 we recorded a non-operating charge of $22 million (pre-tax) relating to the declines in the value of equity investments determined to be “other than temporary” as a result of continued depressed market conditions. We no longer hold any investments in public companies, but we continue to hold interests in certain private companies. Each of these investments is subject to the risks inherent in the business of the company in which we have invested and to trends affecting the equity markets as a whole. Our private company investments are subject to additional risks relating to the limitations on transferability of our interests due to the lack of a public market and to other transfer restrictions. As a result, we may not be able to reduce the size of our positions or liquidate our investments when we deem appropriate to limit our downside risk.

Our operating results could be adversely affected if we encounter difficulty transitioning production to a larger wafer size.

We are in the process of gradually shifting production of some LED products from two-inch wafers, to three-inch wafers. We must first qualify our production processes on systems designed to accommodate the larger wafer size, and some of our existing production equipment must be refitted for the larger wafer size. Delays in this process could have an adverse effect on our business. In addition, in the past we have experienced lower yields for a period of time following a transition to a larger wafer size until use of the larger wafer is fully integrated in production and we begin to achieve production efficiency. We anticipate that we will experience similar temporary yield reductions during the transition to the three-inch wafers, and we have factored this into our plan for production capacity. If this transition phase takes longer than we expect or if we are unable to attain expected yield improvements, our operating results may be adversely affected.

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

In the past, government agencies and other customers have funded a significant portion of our research and development activities. Government contracts are subject to the risk that the government agency may not appropriate and allocate all funding contemplated by the contract. In addition, our government contracts generally permit the contracting authority to terminate the contracts for the convenience of the government, and the full value of the contracts would not be realized if they are prematurely terminated. Furthermore, we may be unable to incur sufficient allowable costs to generate the full estimated contract values, and there is some risk that any technologies developed under these contracts may not have commercial value. If government and customer funding is discontinued or reduced, our ability to develop or enhance products could be limited, and our business, results of operations and financial condition could be adversely affected.

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

The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases our products may contain undetected defects or flaws that only become evident after shipment. We have experienced product quality, performance or reliability problems from time to time. Defects or failures may occur in the future. If failures or defects occur, we could:

•	lose revenue;

•	incur increased costs, such as warranty expense and costs associated with customer support;

•	experience delays, cancellations or rescheduling of orders for our products;

•	write-down existing inventory; or

•	experience product returns.

We are subject to risks from international sales.

Sales to customers located outside the U.S. accounted for approximately 80%, 65% and 69% of our revenue in fiscal 2003, 2002 and 2001, respectively. We expect that revenue from international sales will continue to be a significant part of our total revenue. International sales are subject to a variety of risks, including risks arising from currency fluctuations, trading restrictions, tariffs, trade barriers and taxes. Also, U.S. Government export controls could restrict or prohibit the exportation of products with defense applications. Because all of our foreign sales are denominated in U.S. dollars, our products become less price competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to place orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will be subject to foreign exchange fluctuations.

We depend on design trends in mobile phones to drive a large percentage of LED demand.

Our results of operations could be adversely affected by reduced customer demand for LED products for use in wireless handsets. We derive a significant portion of our LED product revenue from sales to customers who use our LED products in wireless handsets, and customer demand is dependent upon trends in the wireless market. Our ability to maintain or increase our LED product revenue depends in part on the number of models into which customers design our products. Also, design cycles in the handset industry are short and demand is volatile, which make production planning difficult to forecast.

If we fail to evaluate strategic opportunities successfully, our business will be harmed.

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions. If we choose to make an acquisition, we face certain risks, such as failure of the acquired business in meeting our performance expectations, diversion of management attention, retention of existing customers of the acquired business, and difficulty in integrating the acquired business’s operations, personal and financial and operating systems into our current business. We may not successfully address these risks or other problems that arise from our recent or future acquisitions. For example, we experienced some of these risks in connection with our UltraRF acquisition. Any failure to successfully evaluate such strategic opportunities and address risks or other problems that arise related to any acquisition could adversely affect our business, results of operations and financial condition.

These or other factors could adversely affect our future operating results and margins. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price may decline.

Item 2.    Properties

We own our facilities in Durham, North Carolina where the business for our Cree segment is conducted. We presently maintain approximately 48 acres of developed land, with total facility square footage of 521,747. This includes 289,772 square feet for production, 81,751 square feet for service and warehousing, and 150,224 square feet for administrative support. We also own approximately 80 acres of undeveloped land near our production facilities potentially for future expansion.

We maintain a three-year lease through our Cree Japan subsidiary for an office in Tokyo, Japan for sales and marketing activities that expires in June 2005. We also contract the use of a facility for sales and marketing efforts for our Cree Asia-Pacific subsidiary in Kowloon, Hong Kong that expires in July 2004.

The Cree Microwave facility used for our Cree Microwave segment is approximately 49,600 square feet of administrative and manufacturing space located in Sunnyvale, California. Our Cree Microwave subsidiary currently maintains this space under a sublease agreement that expires in 2011. We have guaranteed the obligations of our subsidiary under the sublease.

We lease a facility for our Santa Barbara Technology Center in Goleta, California (formerly Cree Lighting Company) for our Cree segment. The facility, which covers 35,840 square feet, has a five-year lease that was signed in August 2000 with an option to extend the lease for another five-year period. This facility is used for research and development and administration. We have subleased 10,217 square feet of this facility to a third party under a two-year sublease agreement that was entered into in July 2002 and will expire in July 2004.

Item 3.    Legal Proceedings

Trustees of Boston University and Cree Lighting Company v. AXT, Inc.

On June 10, 2003, the Trustees of Boston University and Cree Lighting Company commenced a patent infringement lawsuit against AXT, Inc., a manufacturer of gallium nitride-based LEDs and other products, by filing a complaint in the U.S. District Court for the Northern District of California. In the complaint Boston University and Cree Lighting allege that AXT is infringing U.S. Patent No. 5,686,738, entitled “Highly Insulating Monocrystalline Gallium Nitride Thin Films,” by, among other things, importing, selling and/or offering for sale gallium nitride-based LEDs covered by one or more claims of the patent. Effective June 29, 2003, Cree Lighting Company was merged into Cree, Inc. The ‘738 patent is owned by Boston University and is licensed to the Company on an exclusive basis. The complaint seeks damages and an injunction against infringements. On July 23, 2003, AXT filed an answer and counterclaim. In its answer, AXT denies infringement and alleges that the patent is invalid. AXT also filed a counterclaim alleging among other things that the lawsuit is objectively baseless and was brought for improper purposes. AXT further alleges various antitrust, unfair competition, interference with contract and related claims. AXT’s counterclaim seeks damages, declaratory relief and an injunction against acts in violation of certain antitrust and other laws. The plaintiffs’ replies to AXT’s counterclaim denying the allegations were filed on August 29, 2003. We intend to pursue this complaint vigorously.

Eric Hunter and Jocelyn Hunter v. Cree, Inc. and F. Neal Hunter

On June 12, 2003, Eric Hunter, and his wife Jocelyn Hunter, filed a lawsuit in United States District Court for the Middle District of North Carolina in Greensboro, North Carolina naming us and Neal Hunter, Eric Hunter’s brother and our current chairman, as defendants. The complaint alleged claims for defamation and harassment as well as violations of employment and federal securities laws related to transactions with C&C, and other matters. The Hunters sought personally to recover damages in excess of $3 billion for unspecified harm resulting from the alleged conduct, as well as a preliminary injunction against future harassment. On June 26, 2003, we filed a motion to dismiss the lawsuit and requested a hearing on the motion. On the same date, the Hunters filed a motion to amend their complaint to add additional state law claims. The Hunters subsequently sought to file three further amendments to their complaint to add additional allegations and parties, including Bank of America N.A., CIBC Worlds Markets, Prudential Securities, Soundview Technology Group, Inc., Morgan Keegan & Company, Inc. and Ernst & Young. In a hearing on August 14, 2003, the court denied the Hunters’ motion for a preliminary injunction, finding that there was not enough evidence presented by the Hunters to even infer that Cree or Neal Hunter was responsible for the harassment that the Hunters alleged to have occurred. The court granted the Hunters’ motions to amend, but indicated that no further amendments would be allowed unless the Hunters could show extremely exceptional or unusual circumstances. On September 19, 2003, we filed a renewed motion to dismiss the Hunters’ complaint, as amended, and we will continue to vigorously defend the litigation. As a result of the commencement of the litigation, on June 14, 2003, our Board of Directors created a litigation committee, comprised of directors Mr. Dolph W. von Arx and Mr. James E. Dykes, to direct the litigation and any related litigation, including the shareholder class action lawsuits described below.

Shareholder Class Action Lawsuits

Between June 16 and August 18, 2003, nineteen purported class action lawsuits were filed in the United States District Court for the Middle District of North Carolina by certain alleged purchasers of our stock. The lawsuits name us, certain of our officers and current and former directors as defendants. These complaints allege, among other things, violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. In addition, among other claims, one or more of the complaints allege that we made certain false and misleading statements in connection with our acquisition of the UltraRF division of Spectrian, our supply agreement with Spectrian, our investment in World Theater, Inc. and our agreements with C&C. The complaints seek unspecified damages, plus costs and expenses, including attorney fees and experts’ fees. As is usual in these types of cases, we anticipate that all of the pending class actions will be consolidated and that an amended consolidated complaint will be filed, to which we will respond in due course. We intend to defend the cases vigorously.

Regulatory Investigations

In July 2003, the SEC initiated an informal inquiry of us and requested that we voluntarily provide certain information. We are cooperating with the SEC in this informal inquiry and have provided the SEC with written responses and documents. At this time, we are unable to determine whether this informal inquiry may lead to potentially adverse action, although we do not believe that grounds justifying any enforcement action exist.

On August 7, 2003, the Nasdaq Stock Market, Inc. (“Nasdaq”) requested information from us regarding the informal inquiry being conducted by the SEC and our pending litigation. We are cooperating with this request and have provided Nasdaq with written responses and documents. At this time, we are unable to determine whether this request may lead to potentially adverse action.

Other Matters

We are currently a party to other legal proceedings incidental to our business. If an unfavorable resolution occurs in these other legal proceedings or on matters described above the Company’s business, results of operations and financial condition could be materially adversely affected.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.    Market Price for Registrant’s Common Equity and Related Shareholder Matters

Common Stock Market Information.    Our common stock is traded in the Nasdaq National Market and is quoted under the symbol “CREE”. The following table sets forth, for the quarters indicated the high and low sales prices as reported by Nasdaq. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions.

	FY 2003		FY 2002
	High	Low	High	Low
First Quarter	$17.720	$10.870	$27.500	$14.090
Second Quarter	25.420	8.989	29.730	13.761
Third Quarter	20.640	14.701	33.320	12.400
Fourth Quarter	26.880	15.500	14.340	10.350

Holders and Dividends.    There were approximately 772 holders of record of our common stock as of September 5, 2003.

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

Sale of Unregistered Securities.    There were no sales of unregistered securities during fiscal 2003.

Item 6.    Selected Financial Data

The consolidated statement of operations data set forth below with respect to the years ended June 29, 2003, June 30, 2002 and June 24, 2001 and the consolidated balance sheet data at June 29, 2003 and June 30, 2002 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the years ended June 25, 2000 and June 27, 1999 and the consolidated balance sheet data at June 24, 2001, June 25, 2000 and June 27, 1999 are derived from audited consolidated financial statements not included herein. All consolidated statement of operations and consolidated balance sheet data shown below are adjusted to reflect the acquisition of Nitres, later known as Cree Lighting, effective May 1, 2000. This transaction was accounted for under the “pooling of interests” method. We acquired the business comprising the Cree Microwave segment in December 2000. This transaction was accounted for under the purchase method. All share amounts have been restated to reflect our two-for-one stock splits effective July 26, 1999 and December 1, 2000.

Selected Consolidated Financial Data

(In thousands, except per share data)

	Years Ended
	June 29, 2003	June 30, 2002	June 24, 2001	June 25, 2000	June 27, 1999
Statement of Operations Data:

Product revenue, net	$202,962	$136,230	$159,533	$96,742	$53,424

Contract revenue, net	26,860	19,204	17,694	11,820	8,977

Total revenue	229,822	155,434	177,227	108,562	62,401

Net income (loss)	$34,901	$(101,723)	$27,843	$30,520	$12,448

Net income (loss) per share, basic	$0.48	$(1.40)	$0.39	$0.46	$0.21

Net income (loss) per share, diluted	$0.46	$(1.40)	$0.37	$0.43	$0.20

Weighted average shares outstanding:

Basic	73,196	72,718	72,243	65,930	58,030

Diluted	75,303	72,718	75,735	70,434	60,864

	As of
	June 29, 2003	June 30, 2002	June 24, 2001	June 25, 2000	June 27, 1999
Balance Sheet Data:

Working capital	$181,064	$151,851	$244,178	$265,957	$59,889

Total assets	563,694	504,195	615,123	486,202	145,933

Long-term obligations	—	—	—	—	4,650

Shareholders’ equity	$535,371	$482,104	$589,097	$463,142	$131,003

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All information contained in the following discussion relative to future markets for our products and trends in and anticipated levels of revenue, gross margins, and expenses, as well as other statements containing words such as “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect,” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Certain Business Risks and Uncertainties” in Item 1 of this report, as well as other risks and uncertainties referenced in this report.

Business Overview

We develop and manufacture compound semiconductor materials and electronic devices made from silicon carbide (SiC) and Group III nitrides (GaN). We derive the largest portion of our revenue from the sale of blue, green and near ultraviolet (UV) light emitting diodes (LEDs). We currently offer LEDs at three brightness levels:

•	XBright blue products;

•	mid-brightness blue, green and UV products, which include MegaBright, UltraBright and SuperBright devices; and

•	standard brightness blue products.

Our LED devices are used by manufacturers as a lighting source for mobile appliances, automotive dashboard lighting, indicator lamps, miniature white lights, indoor and outdoor full color displays and signs, traffic signals and other lighting applications. LED products represented 75% of our revenue in fiscal 2003 and 58% in fiscal 2002.

We also derive revenue from the sale of semiconductor wafers made from SiC that are used by our customers for manufacturing LEDs and power devices or for research and development. Sales of SiC wafer products represented 9% of our revenue in fiscal 2003 and 11% of our revenue in fiscal 2002. We also sell SiC materials in bulk crystal form for use in gemstones to Charles & Colvard (C&C). Sales of SiC crystals for gemstones represented 3% of our revenue in fiscal 2003 and 2% of our revenue in fiscal 2002. Our other products include SiC-based power and radio frequency (RF) devices. We received less than 1% of total revenues from sales of power devices or SiC based RF devices in fiscal 2003 and fiscal 2002.

Through our Cree Microwave segment, we also develop and manufacture RF power transistors and modules using silicon technologies. During fiscal 2003 and fiscal 2002, approximately 1% and 16%, respectively, of our revenue came from the sale of RF devices from our Cree Microwave segment. These RF power transistors are a key semiconductor component for power amplifiers that are used in base stations for wireless networks.

The balance of our revenue, 12% for fiscal 2003 and 12% for fiscal 2002 is derived from contract research funding. Under various programs, U.S. Government entities assist us in the development of new technology by funding our research and development efforts. Contract revenue includes funding for direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which we expect funding to exceed direct costs over the life of the contract. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract, we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

Fiscal 2003 Overview

We reported record revenue in fiscal 2003 primarily due to customer demand for our LED products for the mobile appliance and automotive markets. Our LED revenue and units sold increased 90% and 111%, respectively, in fiscal 2003 over the previous fiscal year. We saw the most significant increase in product sales in our mid-brightness LEDs, which our customers estimate, were used mostly in the keypads of handheld mobile appliances as well as dashboards for automobiles. We completed the introduction of our mid-brightness MegaBright LED product line during fiscal 2002. Much of the increase in our LED revenue was attributable to this product line, which offers higher brightness, as well a competitive pricing of our other mid-brightness devices. Mid-brightness products made up 87% of our LED revenue in fiscal 2003.

We continue to work with our customers toward design wins using our XBright LEDs. The XBright product family, which we initially introduced in fiscal 2002, targets applications that include miniature white lights, traffic signals and video screens. The XBright LED technology incorporates a junction down design and utilizes the optical benefits of SiC while maintaining the vertical structure advantages of a single top contact. This design allows for a standard size chip similar to our other LED devices, however, it does present significant packaging challenges for many of our traditional customers. We are making progress working with our customers to address die attachment issues in the packaging process which they encountered using our XBright products. As a result, XBright LEDs comprised 3% of LED revenue during fiscal year 2003. We are working to develop a lower temperature die attach compatible product to address some of our customers needs and we project that XBright products will be a greater percentage of our LED revenue during fiscal 2004.

Shipments of our standard brightness devices remained stable in fiscal 2003 in comparison to fiscal 2002 and were supported by automotive and indicator light designs from a number of customers, including Osram Opto Semiconductors GmbH (Osram). For fiscal 2003, standard brightness products were approximately 10% of our LED revenue.

During fiscal 2003, SiC materials revenue increased 11% over the prior year due to a 19% increase in the average sales price received for our wafers. The higher average sales price resulted from increased sales to research and development customers, who generally purchase higher priced wafers than volume customers using our product for commercial applications. Revenue from sales of SiC materials for use in gemstones was 190% higher in fiscal 2003 as C&C, our sole customer for such material, increased its demand, yet it still remained at 3% of our overall revenue.

Revenue from microwave products declined 88% in fiscal 2003 over fiscal 2002 as we entered into an agreement in November 2002 terminating our supply agreement with Spectrian. Prior to the termination of the supply agreement with Spectrian, revenue from Spectrian comprised 99% of our revenue for the Cree Microwave segment. In the second quarter of fiscal 2003, we received a $5.0 million one time payment from Spectrian associated with the termination of the supply agreement between Cree Microwave and Spectrian. This one time payment was recorded as “other operating income” on the statement of operations.

Government contract revenue increased 40% in fiscal 2003 over the prior year as we received several new contract awards in 2002. In June 2002, we were awarded two contracts by the Office of Naval Research (ONR), with a total value of approximately $14.4 million as part of the Wide Bandgap Semiconductor Technology Initiative of the Defense Advanced Research Projects Agency, or DARPA. The first contract provides for up to $8.8 million in government funding over an 18-month period for work directed to microwave and related technologies. The second ONR/DARPA contract provides for up to $5.6 million in government funding over an 18-month period for work directed toward SiC high voltage, high power switching devices for high power conversion and distribution technology. Additionally, we were awarded with another contract in June 2002 funded by DARPA, through the Army Research Laboratory (ARL) to pursue the development of UV LEDs and lasers for a variety of military communications and bio-threat detection applications under DARPA’s SUVOS program. This cost share contract provides for up to $14.4 million in U.S. Government funding over a four-year period. In July 2002, we were awarded government contracts totaling $26.5 million, if fully funded, over a three-year period from ONR and the Air Force Research Laboratories (AFRL) for SiC microwave monolithic integrated circuit (MMIC) process development. These contracts are jointly funded by the U.S. Navy, the Missile Defense Agency and the Department of Defense’s Title III program.

In fiscal 2004, we anticipate that one of our best growth opportunities will be for blue LEDs that our customers would convert to white LEDs for mobile appliance and other applications. Based on trends in the industry, we believe there will be an increase for using white LEDs as a backlight for the keypad and for full color screens in mobile phones and other handheld electronics. We recently have introduced our MegaBright Plus, XBright Plus, and RazerThin products to target these and other applications.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill.    We have approximately $354.3 million of long-lived assets as of June 29, 2003, including approximately $258.4 million related to fixed assets and capitalized patents, $58.8 million in long-term investments held to maturity and $37.1 million of other long term assets that includes net investments in privately held companies of $15.6 million and deferred taxes of $20.9 million. In addition to the original cost of these assets, their recorded value is impacted by a number of management estimates that are determined based on our judgment, including estimated useful lives, salvage values and, in 2002, impairment charges. In accordance with Statement of Financial Accounting Standards (SFAS) #144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, or SFAS 144, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets have been impaired. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimations of the fair market value of the assets, and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations and estimated salvage values. We recorded a $1.4 million impairment charge for long-lived assets for the three months ending December 29, 2002, due to the election by management to discontinue a novel epitaxy reactor project. During fiscal 2002, we determined certain property and equipment was impaired under SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, which was the relevant accounting pronouncement at the time, and as a result, we recorded impairment charges of $19.0 million.

During the third quarter of fiscal 2002, we completed an impairment analysis of the intangible assets and goodwill related to the acquisition of Cree Microwave. This analysis was performed due to significant changes in business conditions at the operating segment. First, Cree Microwave amended its supply agreement with Spectrian effective March 31, 2002, which resulted in a significant reduction in quarterly revenue expectations. In addition, Cree Microwave’s outlook for acquiring additional customers in the near term weakened due to delays in the development of laterally diffused metal oxide semiconductor (LDMOS) technology, the overall deteriorating economic conditions and long product qualification cycles. Also, the principal products that Spectrian indicated it would consider purchasing from Cree Microwave in the future were not fully qualified and, subsequently not released to production at the time. As a result of this impairment analysis, we estimated that the future cash flows of the Cree Microwave business would not be sufficient to provide for recovery of the carrying value of its intangible assets and goodwill. Therefore, the remaining balance of intangible assets and goodwill of $76.5 million was deemed fully impaired and was written off in March 2002. In November 2002, we entered into an agreement terminating our supply contract with Spectrian, and, due to the changed circumstances, management performed an impairment analysis of the tangible assets at Cree Microwave as of December 29, 2002 and June 29, 2003 in accordance with SFAS 144. Based on estimations of the fair market value of the assets, and estimations of future cash flows, we determined that the estimated undiscounted cash flow exceeded the amount of the book value of the long-term tangible assets. As a result, no additional Cree Microwave assets were determined to be impaired or written down at that time.

Accounting for Marketable and Non-Marketable Equity Securities.    From time to time, we evaluate strategic opportunities and potential investments in complimentary businesses and as a result may invest in marketable equity securities. At June 29, 2003, we held no marketable equity securities. During the second quarter of fiscal 2003, we sold our entire position in two publicly traded companies. We sold 356,000 common shares in Microvision, Inc. (Microvision) for $1.8 million, with a net loss on the sale of $36,000 recognized during the second quarter of fiscal 2003. We also sold 691,000 common shares in Emcore Corporation (Emcore) for $2.1 million, with a net loss on the sale of $2.0 million recognized during the second quarter of fiscal 2003.

We classify marketable securities that are not trading or “held-to-maturity” securities as “available-for-sale”. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. Realized gains and losses are recognized when realized upon sale or disposition. Declines in value that are deemed to be other than temporary in accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities” are also recorded in the income statement. We have a policy in place to review our equity holdings on a periodic basis to evaluate whether or not each security has experienced an “other-than-temporary” decline in fair value. Our policy requires, among other things, a review of each company’s cash position, earnings and revenue outlook, stock price performance, liquidity, ability to raise capital and management and ownership changes. Based on this review, if we believe that an “other-than-temporary” decline exists in the value of one of our marketable equity securities, it is our policy to write down these equity investments to the market value. In addition, we record a write-down for investments in publicly held companies for an “other than temporary” impairment any time the market price of the security has remained below the Company’s average cost for two consecutive fiscal quarters, unless strong positive evidence exists that makes it clear that an “other than temporary” write-down would be inappropriate under the guidance of SFAS 115. The related write-down will then be recorded as an investment loss on our consolidated statements of operations. During fiscal 2003, we recorded a recognized loss of $2 million related to available for sale marketable securities as we sold our investments in Microvision and Emcore. During fiscal 2002, we recorded an “other-than-temporary” investment loss of $22.0 million related to available-for-sale marketable securities based primarily on sustained reductions in stock price performance.

We also make strategic investments in equity securities of privately held companies from time to time. Since we do not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting. The shares of stock we received in these investments are not presently publicly traded and there is no other established market value for these securities. We have a policy in place to review the fair value of these investments on a regular basis to evaluate the carrying value of such investments. This policy includes, but is not limited to, reviewing each of the companies’ cash position, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and competition. The evaluation process is based on information that we are provided by these privately held companies. Since these companies are not subject to the same disclosure regulations as U.S. public companies, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If the carrying value of an investment is at an amount in excess of our estimate of fair value, and we have determined that the decline is “other than temporary”, it is our policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on our consolidated statements of operations. During fiscal 2002, we recorded a write-down on these investments of $20.4 million, representing our estimate of “other-than-temporary” declines in value based on a review of those factors described above. Estimating the fair value of non-marketable investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. There were no adjustments made to investment losses on our consolidated statements of operations during fiscal 2003 relating to our investments in privately held companies.

Inventories.    Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method for finished goods and work in process accounts and the average cost method is used for raw materials for the Cree segment. The Cree microwave segment uses a standard cost method. We evaluate our ending inventories for excess quantities, impairment of value and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team and management estimates. We reserve for inventories on hand that are greater than twelve months old, unless there is an identified need for the inventory. In addition, we write off inventories that are considered obsolete based upon changes in customer demand, manufacturing process changes that result in existing inventory obsolescence or new product introductions, which eliminates demand for existing products. Remaining inventory balances are adjusted to approximate the lower of our manufacturing cost or market value. If future demand or market conditions are less favorable than our estimates, additional inventory write-downs may be required and would increase cost of revenue in the period the revision is made. We evaluate the adequacy of these reserves quarterly.

During the fourth quarter of fiscal 2003, we reserved $159,000 related to SiC wafer inventory that was slow moving as our customer demand for this type of product had slowed. As a result of the termination of the supply agreement with Spectrian in the second quarter of fiscal 2003, we recorded a $1.3 million reserve in the Cree Microwave segment for inventory that was slow moving or specifically identified to be sold to Spectrian, including customized parts. We also reserved an additional $522,000 of inventory at Cree Microwave during the first quarter of fiscal 2003. This inventory charge was taken because of change in demand from Spectrian. Spectrian initially indicated that they would have strong demand for this type of transistor and later determined that the demand had significantly weakened. During the three months ended December 29, 2002, we reserved $784,000 in the Cree segment for slow moving LED and wafer inventory. In addition, during the first quarter of fiscal 2003, we wrote down $185,000 of certain LEDs to an estimated market value calculation. In the third quarter of fiscal 2002, we recorded a $4.5 million reserve at our Cree Microwave segment for non-LDMOS and older LDMOS devices as a result of contract negotiations with Spectrian that identified these devices as obsolete. All of these adjustments were recorded through cost of revenue. In addition, we also wrote off $1.0 million of costs associated with initial XBright products and $417,000 of costs associated with LDMOS8 devices as research and development expenses in the first quarter of fiscal 2003. The $1.0 million write down was attributable to early generation XBright devices that were later determined to be non-saleable because of design deficiencies. The $417,000 write-down was associated with LDMOS8 products that were on hand and determined not to be saleable for similar reasons. In both cases, our customers had initially accepted the devices and we produced initial amounts of the product. Based on history with our customers, normally once products are accepted, they are ultimately qualified. Thus we concluded that capitalizing the cost of these items, as inventory was appropriate. However, in both cases, our customers later rejected the products. Therefore, we wrote off the entire amount of inventory as research and development expenses, because the materials were never qualified as completed devices or ultimately sold to customers. In the case of the LED devices, our customers returned all products shipped of that technology.

Revenue Recognition and Accounts Receivable.    Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. The majority of our products have shipping terms that are FOB or FCA shipping point, which means that we fulfill the obligation to deliver when the goods are handed over and into the charge of the carrier at our shipping dock. This means that the buyer bears all costs and risks of loss of or damage to the goods from that point. The difference between FOB and FCA is that under FCA terms, the customer designates a shipping carrier of choice to be used. In certain cases, we ship our product Cost Insurance Freight (CIF). Under this arrangement, revenue is recognized under FOB shipping point shipping terms, however, we are responsible for the cost of insurance to transport the product as well as the cost to ship the product. For all of our sales other than those with CIF terms, we invoice our customers only for shipping costs necessary to physically move the product from our place of business to the customer’s location. The costs primarily consist of overnight shipping charges. We incur the direct shipping costs on behalf of the customer and invoice the customer to obtain direct reimbursement for such costs. We account for our shipping costs as a part of cost of revenue and record the reimbursement of such costs by our customer as a direct offset and reduction to cost of revenue. Beginning in fiscal year 2004, we will record the amount of freight that is invoiced to our customers as revenue, with the corresponding cost recorded as cost of revenue. We estimate that this change will amount in an insignificant contribution to revenues. If inventory is maintained at a consigned location, revenue is recognized when our customer pulls product for its use. We provide our customers with limited rights of return for non-conforming shipments and warranty claims for up to 36 months for Cree Microwave products. Revenue is recognized from our customers at shipment. For certain customers we defer revenue for certain sales costs incurred in selling our products and for managing our inventory, up to the balance of the deferred revenue. This deferred revenue amounted to $5.5 million and $741,000 as of June 29, 2003 and June 30, 2002, respectively. Please see discussion in Item 1 of this report under “Distributorship Agreement with Sumitomo Corporation”, for further information.

Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The allowance for sales returns at June 29, 2003 was $644,000.

Revenue from government contracts is recorded on the percentage-of-completion method as contract expenses are incurred. Contract revenue represents reimbursement by various U.S. Government entities to aid in the development of new technology. The applicable contracts generally provide that we may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs relating to the activities to be performed by us under the contract are divided between the U.S. Government and us based on the terms of the contract. The government’s cost share is then paid to us. Activities performed under these arrangements include research regarding SiC and Group III nitride materials and devices. The contracts typically require the submission of a written report that documents the results of such research, as well as some material deliverables.

The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where we anticipate that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts under which we anticipate that direct costs of the activities subject to the contract will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding is reported as an offset of those expenses.

Accruals for Liabilities and Warranties.    At times, we must make estimates for the amount of costs that have been incurred but not yet billed for general services, including legal and accounting fees, costs pertaining to our self-funded medical insurance, warranty costs and other expenses. Many of these expenses are estimated based on historical experience or information gained directly from the service providers.

Valuation of Deferred Tax Assets.    As of June 29, 2003, we had $22.8 million recorded as a deferred tax asset. This asset was recorded as a result of tax benefits associated with the $143.9 million of significant charges taken in fiscal 2002. These charges were recorded for the write-off of property and equipment, the impairment of goodwill and intangible assets at Cree Microwave and other charges resulting from the downturn in Cree Microwave’s business and the “other than temporary” charges taken on our investments.

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

Results of Operations

The following table shows our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Years Ended
	June 29, 2003	June 30, 2002	June 24, 2001
Revenue:
Product revenue, net	88.3%	87.6%	90.0%
Contract revenue, net	11.7	12.4	10.0

Total revenue	100.0	100.0	100.0
Cost of Revenue:
Product revenue, net	47.7	50.3	43.3
Contract revenue, net	9.1	8.9	7.3

Total cost of revenue	56.8	59.2	50.6

Gross margin	43.2	40.8	49.4
Operating expenses:
Research and development	13.6	18.0	7.3
Sales, general and administrative	11.5	16.5	10.2
Intangible asset amortization	—	4.4	2.6
In-process research and development costs	—	—	9.8
Impairment of goodwill	—	49.2	—
Loss on disposal of fixed assets	0.7	12.2	—
Other expense	0.1	1.2	—

Total operating expense	25.9	101.5	29.9
(Gain) on termination of supply agreement	(2.2)	—	—

Income (loss) from operations	19.5	(60.7)	19.5
Non-operating income (expense):
(Loss) gain on investments in marketable securities	(0.9)	(13.8)	3.4
Loss on long term investments	—	(13.1)	(2.6)
Other non-operating income (expense)	0.1	—	(0.8)
Interest income, net	1.8	3.7	8.8

Income (loss) before income taxes	20.5	(83.9)	28.3
Income tax expense (benefit)	5.3	(18.5)	12.6

Net income (loss)	15.2%	(65.4)%	15.7%

Comparison of Fiscal Years Ended June 29, 2003 and June 30, 2002

Revenue.    Revenue increased 48% to $229.8 million in fiscal 2003 from $155.4 million in fiscal 2002. Higher revenue was primarily attributable to greater product revenue, which increased 49% to $203.0 million in fiscal 2003 from $136.2 million in fiscal 2002. Much of the increase in revenue resulted from significantly higher unit shipments of our LED products due to stronger demand from our customers primarily for mobile appliance and automotive applications. LED revenue was $172.3 million and $90.5 million, for fiscal 2003 and 2002, respectively. The most significant increase in revenue in fiscal 2003 came from sales to our Japanese distributor, Sumitomo. Revenue from sales to Sumitomo increased by 153% or $33.3 million in fiscal 2003 as compared to fiscal 2002 due to strong demand among Japanese manufacturers for our products for mobile appliance, automotive, consumer products and indicator light applications. Revenue from sales to Osram and Agilent also increased by 63% and 64%, respectively, or $19.4 million and $8.9 million, respectively, in fiscal 2003 over the prior year comparative period. Much of this increased business was caused by demand for our products used in mobile appliances as well as automotive and other applications. During fiscal 2003, we also noted an increase in business from several smaller Asian LED packagers as our customer base became more diversified. The only significant decline in revenue came from Spectrian, which was acquired by Remec in December 2002, where revenue from sales declined 96% or $23.5 million in fiscal 2003 as compared to fiscal 2002. Spectrian or Remec purchases silicon RF transistors from our Cree Microwave segment. The distributorship agreement with Sumitomo requires us to establish reserves at the time we ship LED products to Sumitomo based upon a percentage of the total purchase price of such products. Revenue is recognized from our customers at shipment. For certain customers we defer revenue for certain sales costs incurred in selling our products and for managing our inventory, up to the balance of the deferred revenue. This deferred revenue amounted to $5.5 million and $741,000 as of June 29, 2003 and June 30, 2002, respectively.

Our LED revenue increased 90% in fiscal 2003 as compared to fiscal 2002 and made up 75% of our total revenue in fiscal 2003. Our average LED sales price declined 9% for the twelve months ended June 2003 compared to the prior year. This decrease was in line with our strategy to lower prices to our customers to expand applications using nitride LEDs. Our average sales price for LEDs also was lower due to increasing price competitiveness in the marketplace and a change in the product mix of our sales to customers. For fiscal 2003, our LED chip volume increased 111% over prior year shipments. The most significant increase to revenue occurred in our mid-brightness range of LED products including our high brightness, UltraBright and MegaBright products. Our lower range mid-brightness LED products have been incorporated into new designs in the keypads of several mobile phone models that feature a blue color as well as blue LEDs that are used as the backlight for blue displays. In addition, these LED chips are now used in other products targeting gaming equipment, consumer products and office automation applications. The introduction of the MegaBright blue, green and UV products in fiscal 2002 also has generated new design wins for our customers. The MegaBright chip is approximately two times brighter than our previous generation devices and is similar to the brightness that is currently offered by our primary competitors. These MegaBright products have replaced some existing demand for our previous generation high brightness devices. However, due to the MegaBright product line’s higher performance, it has also generated new opportunities in other markets, particularly mobile appliance applications for blue and white LED backlight designs. Blue and white LEDs have replaced a portion of the yellow-green LEDs that have traditionally backlit mobile handsets as more handsets now offer blue backlit keypads and full color displays backlit by white LEDs. The MegaBright product line also is being used in new automotive designs from both European and Asian manufacturers for the 2003 model year.

During fiscal 2002, we introduced our XBright family of LEDs, including blue, green and UV devices. These products offer a higher brightness than our MegaBright products. We completed the introduction of these devices in the second half of fiscal 2002; however, we continue to work with customers to optimize our chip design for use in their packages. While our XBright products did not contribute significantly to our revenue in fiscal 2003, we project that they will be more significant to our revenue in fiscal 2004 for high brightness applications such as mobile appliances, display signs, traffic signals and lighting applications. Shipments of our standard brightness products were flat in fiscal 2003 in comparison to the prior year due to stable demand for automotive and indicator light applications.

SiC wafer revenue was $19.5 million and $17.5 million, for fiscal 2003 and 2002, respectively. Wafer revenue increased 11% over the prior year due to greater sales to the corporate and university research customers. Wafer units declined 6% while the average sales price increased 19% during fiscal 2003, due to a lower mix of shipments to Osram, which uses wafers in commercial production. Since Osram uses the wafers in commercial high volume production, they receive volume discounts on their purchases, therefore, these sales have a lower average sales price. We also sold more wafers with epitaxial layers during fiscal 2003, which contributed to a higher average sales price. Wafer revenue made up 9% of our total revenue in fiscal 2003.

SiC material revenue from material sold for gemstone use was $7.4 million and $2.6 million, for fiscal 2003 and 2002, respectively. Revenue from sales of our SiC materials for use in gemstones increased 190% during fiscal 2003 as compared to fiscal 2002 as C&C increased their orders to us. Revenue from gemstone materials was 3% of our total sales for fiscal 2003. During the fourth quarter of fiscal 2003, we experienced lower yields of useable materials in our production of gemstone material.

Revenue from microwave products was $3.0 million and $25.1 million, for fiscal 2003 and 2002, respectively. Microwave revenue made up 1% of our total revenue for fiscal 2003. Revenue from these products decreased 88% to $3.0 million in fiscal 2003 from $24.8 million in fiscal 2002. The decrease in revenue resulted from the termination of the supply agreement with Spectrian in November 2002. Approximately 99% of Cree Microwave revenues were derived from shipments to Spectrian in fiscal 2002. Prior to the termination of the supply agreement, Spectrian had reduced its purchase obligations beginning in March 2002 because our LDMOS8 products had not been qualified. We amended our agreement with Spectrian in March 2002, which resulted in Spectrian ordering fewer products each quarter until the agreement was terminated in November 2002. We also had little success in gaining new customers in fiscal 2003 due to the poor economic environment for wireless infrastructure spending. Our LDMOS8 products were released to production in November 2002 but these products have not yet contributed significantly to revenue. Design cycles can be 12 to 18 months for wireless infrastructure applications.

Product sales mix for our Cree Microwave products remained constant as LDMOS made up 55% and 54% of microwave revenue for fiscal 2003 and fiscal 2002, respectively. Revenue attributable to bipolar devices was 23% and 45% for fiscal 2003 and 2002, respectively. Approximately 22% of Cree Microwave’s revenue was from engineering services for fiscal 2003 as we continued to work with new customers toward design wins. Overall, our average sales price for Cree Microwave was fairly stable compared to the prior fiscal year. The most significant factor impacting revenue for our Cree Microwave segment was the 89% decline in units sold as a result of the termination of the Spectrian supply agreement and the overall slowdown in Spectrian’s business prior to the termination of the supply agreement. For fiscal 2004, we target higher revenue for Cree Microwave. However, if we are unable to secure new design wins for Cree Microwave, revenue from this segment may decline and the valuation of our assets may be impaired.

Contract revenue was 12% of total revenue for fiscal 2003. Contract revenue received from U.S. Government agencies increased 40% during fiscal 2003 compared to fiscal 2002, due to additional contract awards that we received in 2002. In June 2002, we were awarded two contracts by ONR, with a total value of approximately $14.4 million as part of the Wide Bandgap Semiconductor Technology Initiative of DARPA. In July 2002, the Company was awarded government contracts totaling $26.5 million, if fully funded, over a three-year period from ONR and the AFRL. In fiscal 2003, we recognized approximately $16.1 million in revenue from these contracts. Additionally, we were awarded with another contract in June 2002 funded by DARPA, through the United States Army Robert Morris Acquisition Center, to pursue the development of UV LEDs and lasers for a variety of military communications and bio-threat detection applications under DARPA’s SUVOS program. In fiscal 2003, this DARPA SUVOS contract from ARL accounted for approximately $5.7 million in total revenue. We target that contract revenue will remain essentially the same during fiscal 2004, as we expect to continue to recognize revenue under the majority of these contracts throughout fiscal 2004.

Gross Profit.    Gross profit increased 57% to $99.2 million in fiscal 2003 from $63.4 million in fiscal 2002. Compared to the prior year, gross margins increased from 41% to 43% of revenue. In fiscal 2003, gross profit included a $1.3 million write-down of inventory at Cree Microwave due to the termination of the supply agreement with Spectrian. In fiscal 2002, gross profit included a $5.1 million charge relating to an inventory write-off and other related costs that were recorded as a part of the downsizing of Cree Microwave’s operations. In fiscal 2003, gross margins were impacted by higher LED margins being offset by negative margins from the Cree Microwave segment. LED margins improved as our average sales price decreased by 9% while the average cost of our LEDs decreased by 17% due to higher throughput in the factory and improved yields. Because a significant portion of our factory cost is fixed, higher throughput typically results in lower costs per unit produced. In addition, during fiscal 2002, our LED costs per unit also were higher than during fiscal 2003 due to inefficiencies typically associated with new product introductions as we released both the MegaBright and XBright family of products during the year.

Negative gross profits were $9.3 million for our Cree Microwave business during fiscal 2003 as compared to gross profits of $10.1 million recorded during fiscal 2002, despite the $5.1 million write-off of inventory discussed above. Low factory throughput due to significantly reduced sales volume has dramatically impacted our cost per unit.

Wafer costs for our SiC materials sales were 19% higher in fiscal 2003 than 2002, due to the shift in product mix of wafers sold with epitaxy as compared to production volume wafers sold to Osram. Contract margins declined from 28% in fiscal 2002 to 22% in fiscal 2003 due to a higher percentage of cost share contracts being worked on during the year.

Research and Development.    Research and development expenses increased 11% in fiscal 2003 to $31.2 million from $28.0 million in fiscal 2002. The increase in research and development spending supported our XBright, MegaBright Plus, XBright Plus, and RazerThin product lines; and our power chip LEDs as well as higher brightness LED research programs. In addition, we funded development of our LDMOS, SiC and Group III nitride microwave devices, our Schottky diode power program and our near UV lasers. While research and development spending increased, customer support of certain research and development programs decreased by $8.5 million, thereby further increasing costs. From time to time, our customers and companies that we invest in participate in research and development funding for specific programs. We record this third party funding as an offset against research and development expenses. Customers and third parties in which we invested funded $500,000 and $9.0 million in fiscal 2003 and fiscal 2002, respectively. The majority of this funding was received from companies in which we have made investments. For example, in fiscal 2003, the entire customer funding we received came from an affiliate of Lighthouse, in which we hold a private company equity investment. In fiscal 2002, Microvision, the Lighthouse affiliate, and Xemod funded $4.4 million, $3.0 million and $492,000, respectively, of our research and development. We held an investment in each of these companies at the time that they provided research and development funding to us. In addition, Spectrian, our largest customer for our Cree Microwave segment, also participated in funding our research and development programs for $1.1 million. When customers participate in funding our research and development programs, we record the amount funded as a reduction of research and development expenses. We do not expect funding for research and development during fiscal 2004 at this time from these or any other customers or third parties in which we invested.

Sales, General and Administrative.    Sales, general and administrative expenses increased 3% in fiscal 2003 to $26.3 million from $25.6 million in fiscal 2002. The increase in expenses was due mostly to higher premiums for insurance and greater spending to support the growth of the business, including increased performance based compensation plans for all employees.

Intangible Asset Amortization.    Intangible asset amortization decreased 100% to $0 during fiscal 2003 from $6.8 million during fiscal 2002. Nine months of intangible asset amortization was included in fiscal 2002 resulting from the acquisition of Cree Microwave in December 2000. In March 2002 an analysis of goodwill and other intangible assets indicated that the carrying values of such assets had been fully impaired under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”) (see “Impairment of goodwill and loss on disposal of fixed assets”). Therefore, we wrote off the entire amount of goodwill and other intangible assets in March 2002. Prior to the write-off of goodwill and intangible assets, we were amortizing these assets over periods ranging from five to ten years.

Impairment of Goodwill and Loss on Disposal of Fixed Assets.    Impairment of goodwill decreased 100% to $0 during fiscal 2003 from $76.5 million during fiscal 2002. In March 2002, we determined that impairment existed and wrote off the entire balance of goodwill and other intangible assets. An analysis was performed at that date and indicated that the carrying values of such assets had been fully impaired under SFAS 121. The analysis was performed as several impairment indicators had occurred during the March 2002 quarter as discussed below. One of the significant impairment indicators related to a change in outlook for business at Cree Microwave related to the supply agreement between Cree Microwave and Spectrian. Under the original terms of the agreement, if Cree Microwave were unable to supply components deemed competitive with components available from third party suppliers within a certain period, Spectrian’s quarterly minimum purchase commitment would be reduced each quarter by the dollar volume of the component that Spectrian purchased from other vendors. Cree Microwave and Spectrian agreed to enter into the first amendment to the supply agreement in October 2001 because Cree Microwave was delayed in fully qualifying and completing development of its new LDMOS8 technology. Technology similar to LDMOS8 was made available to Spectrian from a competitor in early 2001. As a result, the Company agreed to reduce Spectrian’s commitments for the December 2001 quarter. In addition, we amended the supply agreement to provide that if competitive components meeting the applicable requirements were not available from Cree Microwave on or after April 1, 2002, Spectrian’s quarterly minimum purchase commitment thereafter would be reduced by any purchases of such products from other vendors.

By March 2002, Cree Microwave had not yet completed development and qualification testing of any of the components using its LDMOS8-based transistors and thus had not released the components to production. Cree Microwave then executed a second agreement of the supply agreement with Spectrian in March 2002 and agreed to reduced minimum quarterly purchase commitments from Spectrian in return for additional time in which to complete development and qualification testing of the LDMOS8 components. In addition, many of the products that Spectrian indicated that it would purchase in the future had not yet been released to production. Under the amended supply agreement with Spectrian, if Cree Microwave was not able to produce LDMOS8 devices in a timely manner, revenue from Spectrian would be significantly reduced after the June 2002 quarter. In addition, the outlook for acquiring additional customers decreased due to the overall weakened economy and the length of qualification cycles. Due to the change in outlook for business at Cree Microwave and the reduction in expected revenue per quarter, we performed an asset impairment analysis under SFAS 121. As a result of this analysis, the full amount of goodwill and intangible assets of $76.5 million was written off and recorded as “impairment of goodwill” under operating expenses on our consolidated statements of operations. Please refer to the Business Combinations Footnote #2 “Summary of Significant Accounting Policies and Other Matters” in the consolidated financial statement included in Item 8 of this report for further information about the valuation of Cree Microwave.

Loss on the disposal of fixed assets decreased 92% to $1.6 million in fiscal 2003 from $19.0 million recorded in fiscal 2002. During fiscal 2003, we recorded a $1.4 million write-down for fixed assets associated with a novel epitaxy equipment project that we discontinued before the equipment was delivered to us by the vendor. The amount represented a deposit that we paid for the equipment. We also disposed of $200,000 of other assets during the year. During fiscal 2002, we took a $19.0 million charge to write down fixed assets due to decisions made based on changes in technology. This impairment reflected management’s decision to focus our technology in certain directions based on feedback from our research and development teams. After extensively testing certain reactor technology equipment, we narrowed a preference for certain processes, and as a result, we wrote-off non-producing reactor equipment that did not use the preferred processes. Also, in December 2001, management prepared for a 3” wafer transition over the next several years. As a result, during that period we wrote-off non-convertible 2” crystal growth equipment that was not expected to be used. Finally, yield improvements in our existing facility also resulted in the obsolescence of certain other equipment. All equipment written off in the second quarter of fiscal 2002 was dismantled and destroyed, if proprietary in nature, or sold by June 2002.

Severance Charges and Other Operating Expense.    Severance charges decreased by 54% to $400,000 in fiscal 2003 from $875,000 in fiscal 2002. In the first quarter of fiscal 2003, we incurred $400,000 of severance charges at our Cree Microwave segment. In the third quarter of fiscal 2002, we recorded an

$875,000 severance charge also associated with Cree Microwave. In both periods we recorded the severance charge in the same period that the employees were laid off and received their severance payments.

Other operating expense decreased to $0 in fiscal 2003 from $840,000 in fiscal 2002. This reduction was primarily caused by a $700,000 one-time retention bonus paid to Cree Microwave employees pursuant to a contractual commitment made as a part of the acquisition of Cree Microwave from Spectrian in the second quarter of fiscal 2002.

Other Operating Income-Gain on Termination of Supply Agreement.    Gain on the termination of supply agreement increased to $5.0 million in fiscal 2003 from $0 in fiscal 2002. In the second quarter of fiscal 2003, we received a $5.0 million one time payment from Spectrian associated with the termination of the supply agreement between Cree Microwave and Spectrian.

Loss on Investments in Marketable Securities and Loss on Long-term Investments.    Loss on investments in marketable securities declined 90% to $2.1 million in fiscal 2003 from $21.5 million recorded in fiscal 2002. The $2.1 million recorded in fiscal 2003 related to marketable securities that we sold during the second quarter of fiscal 2003. The $21.5 million loss recorded in fiscal 2002 related to an entry to reclassify other comprehensive losses from equity to “loss on investments in marketable securities” in our consolidated statements of operations. In addition, we also recorded additional write-downs for “other-than-temporary” declines in the market value of these investments of these companies as well as the overall stock market declines. This charge was partially offset by a gain on the sale of marketable trading securities of $558,000.

Loss on long-term investments declined to $0 in fiscal 2003 from $20.4 million recorded in fiscal 2002. In fiscal 2002, we recorded write-downs for some investments we had made in privately held companies as many of the companies were experiencing deteriorating financial conditions and/or an inability to raise additional capital, which represented significant indicators of value impairment. In the second quarter of fiscal 2002, we recorded a write-down of $12.4 million in privately held investments. The majority of the write-down was taken on our investment in Xemod based on data regarding the company’s valuation. We recorded an $8.4 million write-down on the investment to bring the market capitalization estimate for the entire company to $3.8 million. In 2002, a third party purchased Xemod for approximately $4.5 million. We also took an additional $1.8 million write down on our investment in Lighthouse based on data regarding the company’s valuation. A $2.1 million write-down was also taken on our investment in World Theatre based on data regarding the company’s valuation. World Theatre also attempted to raise capital during the December 2001 quarter and only raised one half of the amount expected in a convertible debt round.

In the fourth quarter of 2002, we wrote down an additional $8.0 million related to our privately held investments. Our investment in EMF Limited (EMF) was fully written down by $1.1 million based on data regarding the Company’s valuation. We further wrote down our Lighthouse investment by $3.4 million, based on data regarding the Company’s valuation. During the fourth quarter of 2002, we also fully wrote down our investment in World Theatre based on data regarding the Company’s valuation. The amount of the additional write-down was $2.1 million. World Theatre has recently filed for bankruptcy protection. A $1.4 million charge was also taken to fully write down our investment in Kyma Technologies Inc. (Kyma) based on data regarding the Company’s valuation.

Other Non-operating Income.    Other non-operating income increased to $442,000 in fiscal 2003 from $0 in fiscal 2002. In the fourth quarter of fiscal 2003, we received a contractually agreed upon payment from one of our customers, representing a settlement for a foreign currency translation adjustment included in our sales contract.

Interest Income, net.    Interest income, net decreased 28% to $4.1 million in fiscal 2003 from $5.7 million in fiscal 2002. The reduction from the comparative period in the prior year resulted primarily from lower interest rates available for our liquid cash over the period.

Income Tax Expense (Benefit).    Income tax expense for fiscal 2003 was $12.3 million compared to a $28.7 million tax benefit recorded in fiscal 2002. The income tax benefit resulted from the $130.4 million net pre-tax loss resulting mainly from the charges taken during the period. These charges included write downs for the impairment of fixed assets of $19.0 million, a $20.4 million charge to reserve for the decline in value of investments in privately held companies, a $21.4 million write down for “other than temporary” declines in the fair market value of our marketable securities, a $76.5 million write down of goodwill and other intangibles and a $5.1 million reserve taken for inventory and other items. Our effective income tax rate was 26% for fiscal 2003 compared to a 22% rate during the comparative period in fiscal 2002 due to greater tax benefits in fiscal 2002 associated with the losses reported in that year. At June 29, 2003, we also maintained $22.8 million in deferred tax assets that we did not reserve for as we target profitable operations over the next several periods and target being able to use the assets in their entirety.

The minimum amount of future taxable income that will be required to realize existing deferred tax assets is approximately $59.6 million, applicable within the next 20 years to offset existing net operating losses. The new tax act, “The Job Creation and Workers’ Assistance Act of 2002”, is expected to allow us to recover past alternative minimum tax that had been previously paid. This amount has been recorded as a tax receivable. The new legislation also allows us more favorable depreciation. Historically, our reported taxable income has been significantly lower than income reported for financial reporting purposes. The primary reasons for this difference are the timing differences for depreciation, stock option deductions for tax purposes, other tax planning strategies and impairment charges expensed for financial accounting purposes that are not tax deductible.

Comparison of Fiscal Years Ended June 30, 2002 and June 24, 2001

Revenue.    Revenue declined 12% to $155.4 million in fiscal 2002 from $177.2 million in fiscal 2001. This decrease was attributable to lower product revenue, which declined 15% to $136.2 million in fiscal 2002 from $159.5 million in fiscal 2001. This decrease included results of our mid-year fiscal 2001 acquisition of the UltraRF business from Spectrian, which subsequently reduced the overall decrease by approximately 2%. The decline in revenue from our traditional business was mainly attributable to lower average selling prices for our LED and SiC wafer products.

LED revenue was $90.5 million and $114.7 million for fiscal 2002 and 2001, respectively. LED revenue made up 58% of total revenue in fiscal 2002. Average LED sales prices declined 24% for the twelve months ended June 2002 compared to the prior year. This decrease was related to increased price competition in the marketplace due to weaknesses in the worldwide economy. The overall demand for nitride LEDs declined during our fiscal 2002. For fiscal 2002, our LED chip volume increased 5% over prior year shipments. The introduction of the MegaBright UV, blue, and green products in fiscal 2002 generated new design wins for our customers. The MegaBright product line was not fully introduced until February 2002, when our green devices in this line were released.

During fiscal 2002, we also introduced our new XBright family of LEDs. We completed the introduction of these devices in the second half of fiscal 2002. These devices did not contribute significantly to revenue in fiscal 2002, as we continued to work with customers to optimize our chip design in packaged solutions and to address die attach issues. Shipments of our standard brightness products were flat in fiscal 2002, in comparison to the prior year, due to stable demand for automotive and indicator light applications.

SiC wafer revenue was $17.5 million and $18.6 million, respectively for fiscal 2002 and 2001. Wafer revenue was 12% of total revenue for fiscal 2002. Overall, for fiscal 2002, SiC wafer sales decreased 6% from the prior year due to lower pricing for wafers sold to corporate and research communities, including certain customers using our wafers for commercial production. Wafer units increased 8%, while average sales prices declined 12% due to a higher mix of volume sales related to wafers used in commercial production by Osram and Infineon.

Revenue for SiC materials sold for gemstone applications was $2.6 million and $5.9 million for fiscal 2002 and 2001, respectively. Revenue for SiC materials for use in gemstones was 2% of total revenue for fiscal 2002. Sales of gemstone materials declined 57% during fiscal 2002 as compared to fiscal 2001 due to declining orders from C&C.

Microwave revenue was $25.1 million and $19.4 million in fiscal 2002 and 2001, respectively. Microwave revenue was 16% of total revenue in fiscal 2002. Revenue from Cree Microwave increased 29% to $24.8 million in fiscal 2002 from $19.2 million in fiscal 2001. The increase in revenue represented an additional six months of sales for the segment due to our mid-year acquisition of Cree Microwave from Spectrian in fiscal 2001. Our average quarterly revenue in fiscal 2002 was lower than fiscal 2001 due to the current market environment for wireless infrastructure spending. Product mix shifted to LDMOS during fiscal 2002, which comprised 54% of microwave revenue, an increase of 13% from fiscal 2001. Revenue attributable to bipolar devices was 45% and 1% related to other products during fiscal 2002. Approximately 99% of Cree Microwave revenues were derived from shipments to Spectrian in fiscal 2002 as well as fiscal 2001. Overall, our average sales prices for this business segment were fairly stable, with quarterly average volume being reduced in fiscal 2002 as compared to fiscal 2001.

Contract revenue was 12% of total revenue in fiscal 2002. Contract revenue received from U.S. Government agencies and non-governmental customers increased 9% during fiscal 2002 compared to fiscal 2001, due to additional contract awards received. In June 2002, we were awarded two contracts by ONR, with a total value of approximately $14.4 million as part of the Wide Bandgap Semiconductor Technology Initiative of DARPA. Additionally, we were awarded with another contract in June 2002 funded by DARPA, through ARL, to pursue the development of UV LEDs and lasers for a variety of military communications and bio-threat detection applications under DARPA’s SUVOS program.

Gross Profit.    Gross profit decreased 28% to $63.4 million in fiscal 2002 from $87.5 million in fiscal 2001. Compared to the prior year, gross margins declined from 49% to 41% of total revenue. In fiscal 2002, gross profit included a $5.1 million charge relating to an inventory write-off and other related costs that were recorded as a part of the downsizing of Cree Microwave’s operations. Lower margins were attributed to a combination of lower revenue and reduced profitability for LED and wafer products and lower profitability at Cree Microwave related to weak demand for RF devices. LED margins declined due to average sales prices decreasing at a faster rate than average costs. During fiscal 2002, LED average sales prices declined 24%, which was in line with our plans, while costs were only 16% lower. LED costs did not decline as quickly as revenue due to reduced worldwide demand for blue, green and UV LED products, this put pressure on average sales prices and lowered our factory throughput. Because a significant portion of our factory cost is fixed, lower throughput typically results in higher costs per unit produced. In addition, our LED costs per unit were higher due to inefficiencies typically associated with new product introductions as we released both the MegaBright and XBright family of products during the year. In the fourth quarter of fiscal 2002, we had product returns and inventory write-downs that resulted in a $948,000 reduction in gross profit. This reduction was related to packaging issues identified by some customers after the release of the XBright family of products. Despite the lower throughput of volume and new product inefficiencies, we were still able to reduce LED costs by 16% due to improved yield, cost cutting measures and other efficiencies.

Gross margin at Cree Microwave was 19% during fiscal 2002 and was impacted by the $5.1 million write-off of inventory discussed above which decreased said margin by approximately 21%. Low factory throughput due to reduced sales volumes and the qualification of LDMOS 8 significantly impacted our cost per unit during fiscal 2002.

Research and Development.    Research and development expenses increased 116% in fiscal 2002 to $28.0 million from $13.0 million in fiscal 2001. The increase in research and development spending supported our MegaBright and XBright product lines, our power chip LED devices as well as new higher brightness LED research programs. In addition, we funded development of our next generation LDMOS, SiC and GaN microwave devices, our Schottky diode power program and our near UV lasers. While research and development spending increased, customer support of certain programs decreased by $2.9 million, thereby further increasing costs. From time to time, our customers and companies that we invest in participate in research and development funding for specific programs. We record this funding from third parties as an offset against research and development expenses. Customers and third parties in which we invested funded $9.0 million and $11.9 million in fiscal 2002 and fiscal 2001, respectively. The majority of this funding was received from companies that we had made investments in. Finally, the mid-year acquisition of Cree Microwave during fiscal 2001, which added approximately 8% to research and development expenses, also contributed to the higher spending variance. In fiscal 2002, Microvision, a Lighthouse affiliate and Xemod funded $4.4 million, $3.0 million and $492,000, respectively, of our research and development programs. We held an investment in each of these companies at the time that they provided research and development funding to us. In addition, Spectrian, which was the largest customer for our Cree Microwave segment, also funded our research and development programs for $1.1 million. In fiscal 2001, Microvision, a Lighthouse affiliate and Xemod funded $4.7 million, $2.5 million and $2.7 million, respectively, of our research and development. We held an investment in each of these companies at the time. In addition, Spectrian funded $1.2 million and C&C funded $720,000 of our research and development programs. When customers or third parties in which we invested fund our research and development, we record the amount funded as a reduction of research and development expenses.

Sales, General and Administrative.    Sales, general and administrative expenses increased 41% in fiscal 2002 to $25.6 million from $18.1 million in fiscal 2001. The increase in expenses was attributed mostly to costs associated with intellectual property litigation subsequently resolved in fiscal 2003. The mid-year acquisition of Cree Microwave during fiscal 2001 added approximately 5% to sales and general and administrative expenses, which also contributed to the higher spending variance. In addition, costs were higher due to higher premiums for insurance and greater spending to support the growth of the business.

Intangible Asset Amortization and In-Process Research and Development Costs.    Intangible asset amortization increased 49% to $6.8 million during fiscal 2002 from $4.5 million during fiscal 2001. Nine months of intangible asset amortization was included in fiscal 2002 and six months of amortization was included in fiscal 2001 resulting from the acquisition of Cree Microwave in December 2000. An analysis of goodwill and other intangible assets indicated that the carrying values of such assets had been fully impaired under SFAS 121 (see “Impairment of goodwill and loss on disposal of fixed assets”). Therefore, we wrote off the entire balance of goodwill and other intangible assets in March 2002. Prior to the write-off of goodwill and intangible assets, we were amortizing these assets over periods ranging from five to ten years.

As a result of the acquisition of Cree Microwave in December 2000, we recorded a charge of $17.4 million in the third quarter of fiscal 2001 associated with acquired in-process research and development costs (“IPR&D”). Management is primarily responsible for the valuation of IPR&D. The IPR&D projects ongoing at the acquisition date were LDMOS-non module technologies which were estimated to be 95% complete at the acquisition date and LDMOS-module technologies then estimated to be 85% complete at the acquisition date. At the acquisition date, we estimated that both of these technologies would be completed with in six months. The LDMOS-non module technology was abandoned in March 2002. The LDMOS-module device R&D was completed successfully in calendar 2001. The projections for revenue and costs for the LDMOS-non module technology as of the acquisition date (December 29, 2000) differed from actual results as the project was never completed and was abandoned in March 2002. The projections as of the acquisition date for revenue and cost for the LDMOS-module device also differed from actual results because even though the technology was completed in 2001, the devices are being customized for specific customers and have not generated significant revenue to date. The abandonment of the LDMOS-non module technology and our failure to obtain significant design wins for the LDMOS-module technologies to date has impacted our expected return on investment and our future results of operations and financial position. As a result, we wrote off all of the intangible assets for Cree Microwave in March 2002.

Impairment of Goodwill and Loss on Disposal of Fixed Assets.    Impairment of goodwill increased to $76.5 million during fiscal 2002 from $0 during fiscal 2001. In March 2002, we wrote off the entire balance of goodwill and other intangible assets. An analysis was performed at that date and indicated that the carrying values of such assets had been fully impaired under SFAS 121. The analysis was performed as several impairment indicators had occurred during the quarter. One of the significant impairment indicators related to a change in outlook for business at Cree Microwave related to the supply agreement between Cree Microwave and Spectrian. Cree Microwave amended its supply agreement with Spectrian in the third quarter of fiscal 2002, which reduced quarterly revenue expectations. Also, many of the products that Spectrian indicated that it would purchase in the future had not yet been released to production. Under the amended supply agreement with Spectrian, if Cree Microwave were not able to produce LDMOS8 devices in a timely manner, revenue from Spectrian would be significantly reduced after the June 2002 quarter. In addition, the outlook for acquiring additional customers decreased due to the weakened economy and the long qualification cycles. Due to the change in outlook for business at Cree Microwave and the reduction in expected revenue per quarter, we performed an asset impairment analysis under SFAS 121. As a result of this analysis, the full amount of goodwill and intangible assets of $76.5 million was written off and recorded as “impairment of goodwill” under operating expenses on our consolidated statements of operations. Please refer to the Business Combinations Footnote #2 “Summary of Significant Accounting Policies and Other Matters” in the consolidated financial statement included in Item 8 of this report for further information about the valuation of Cree Microwave.

Loss on the disposal of fixed assets increased 100% to $19.0 million in fiscal 2002 from $62,000 recorded in fiscal 2001. During the fiscal 2002, we took a $19.0 million charge to write down fixed assets. This impairment reflected management’s decision to focus our technology in certain directions based on feedback from our research and development teams. After extensively testing certain reactor technology equipment, we redefined our preference for certain processes, and as a result, we wrote-off non-producing reactor equipment that did not use the preferred processes. Also, in December 2001, management prepared for a 3” wafer transition over the next several years. As a result, we wrote-off non-convertible 2” crystal growth equipment that was not used. Finally, yield improvements also resulted in the obsolescence of certain other equipment that could not meet our yield expectations. All equipment written off in the second quarter of fiscal 2002 was dismantled and destroyed, if proprietary in nature, or sold by June 2002.

Severance Charges and Other Operating Expense.    Severance charges increased to $875,000 in fiscal 2002 from $0 in fiscal 2001. In the third quarter of fiscal 2002, we recorded an $875,000 severance charge associated with employment reduction at Cree Microwave. We recorded the severance charge in the same period that the employees were laid off and received their severance payment.

Other operating expense increased to $840,000 in fiscal 2002 from $0 in fiscal 2001. This increase was primarily caused by a $700,000 one-time retention bonus paid to Cree Microwave employees pursuant to a commitment made as a part of the acquisition of Cree Microwave from Spectrian in the second quarter of fiscal 2002.

Loss (Gain) on Investments in Marketable Securities and Loss on Long-term Investments.    In fiscal 2002, we recorded a $21.4 million loss on investments in marketable securities compared to a $6.0 million gain recorded in fiscal 2001. The $21.5 million loss recorded in fiscal 2002 related to an entry to reclassify other comprehensive losses from equity to “loss on investments in marketable securities” in our consolidated statements of operations related to write-downs for the “other than temporary” declines in the market value of investments in Microvision and Emcore. This charge was partially offset by a gain on the sale of marketable trading securities of $558,000. In fiscal 2001, we recognized a $6.0 million realized gain on the sale of marketable trading securities. See Note 6, to the Consolidated Financial Statements.

Loss on long-term investments increased 343% to $20.4 million in fiscal 2002 from $4.6 million recorded in fiscal 2001. In fiscal 2002, we reserved for some investments we had made in privately held companies as many of the companies were experiencing deteriorating financial conditions and/or an inability to raise additional capital, which represented significant indicators of value impairment. In the second quarter of fiscal 2002, we reserved $12.4 million in privately held investments. The majority of the reserve was taken on our investment in Xemod, based on data regarding the company’s valuation and in 2001 the company had difficulty raising capital. We recorded an $8.4 million write-down on the investment to bring the market capitalization estimate to $3.8 million. In 2002, a third party purchased Xemod for approximately $4.5 million. We also took an additional $1.8 million write down on our investment in Lighthouse based on data regarding the company’s valuation. A $2.1 million write down was taken on our investment in World Theatre based on data regarding the company’s valuation. World Theatre also attempted to raise capital during the December 2001 quarter and only raised one half of the amount expected in a convertible debt round.

In the June 2002 quarter, we wrote down an additional $8 million related to our privately held investments. Our investment in EMF, was fully written down by $1.1 million based on data regarding the company’s valuation. We further wrote down our Lighthouse investment by $3.4 million, based on data regarding the company’s valuation. During the June 2002 quarter, we also fully wrote down our investment in World Theatre based on data regarding the company’s valuation. The amount of the additional write-down was $2.1 million. Finally, a $1.4 million charge was taken to fully write down our investment in Kyma during the quarter based on data regarding the company’s valuation.

During the fourth quarter of fiscal 2001, we took a $4.6 million reserve against our investments in privately held companies. A $2.4 million reserve was taken against our investment in Xemod based on data regarding the company’s valuation. In addition, a $1.4 million reserve was taken on our investment in Lighthouse based on data regarding the company’s valuation. Also, in the fourth quarter of fiscal 2001 a $750,000 write-down was taken for our investment in World Theater based on data regarding the company’s valuation.

Other Non-operating Expense.    Other non-operating expense decreased to $0 in fiscal 2002 from $1.3 million in fiscal 2001. In fiscal 2001, we made a one-time charitable contribution pledge of $1.2 million to the University of California at Santa Barbara to endow a Cree, Inc. chair in solid state lighting and displays and for other uses. In addition, a $100,000 charge was recorded related to one-time charges for expenses incurred for the acquisition of Nitres, Inc. We acquired Nitres, Inc. in May 2000 and these charges were adjustments to estimates for expenses that were made.

Interest Income, net.    Interest income, net decreased 64% to $5.7 million in fiscal 2002 from $15.7 million in fiscal 2001 due to significantly lower interest rates available in fiscal 2002. In addition, slightly lower cash amounts were available as $20.3 million was used to repurchase our own stock during fiscal 2002.

Income Tax Expense (Benefit).    Income tax expense (benefit) for fiscal 2002 was a benefit of $28.7 million compared to an expense of $22.3 million in fiscal 2001. The income tax benefit resulted from the $130.4 million net pre-tax loss resulting mainly from the charges taken during the period. These charges included write downs for the impairment of fixed assets of $19.0 million, a $20.4 million charge for the reserve for investments in privately held companies, a $21.4 million write down for “other than temporary” declines in the fair market value of marketable securities, a $76.5 million write down of goodwill and other intangibles and a $5.1 million reserve taken for inventory and other items. The effective tax rate during fiscal 2002 was 22% compared to 33% in fiscal 2001.

Liquidity and Capital Resources

We have funded our operations, to date, through sales of equity, bank borrowings and from product and contract gross profits. As of June 29, 2003, we had working capital of $181.1 million, including $140.0 million in cash, cash equivalents and short-term investments held to maturity. As of June 29, 2003, we invested $58.8 million in long term securities held to maturity in order to receive a higher interest rate on our cash. Operating activities generated $89.6 million in fiscal 2003 compared with $39.1 million generated during fiscal 2002. This increase was primarily attributable to a $31.2 million increase in deferred income tax assets recorded in fiscal 2002 that was generated from the $143.9 million in pretax charges taken in fiscal 2002. Operating results were also more profitable in fiscal 2003 than fiscal 2002. Depreciation and amortization increased by $9.3 million in fiscal 2003, due to new equipment purchased. Prepaid and other current assets also declined by $2.9 million due to a reduction in short term tax receivable balances, while accrued expenses increased by $4.4 million due to timing. These inflows of cash were partly offset by a $12.7 million increase in accounts receivable due to higher revenue.

Cash used by investing activities in fiscal 2003 was $111.3 million. Net investments of $34.7 million were made in securities held to maturity and $77.6 million was invested in property and equipment and in additional deposits for property and equipment. The majority of the increase in spending was due to new equipment additions to increase manufacturing capacity in our crystal growth, epitaxy, clean room and package and test areas. Finally, $3.3 million was invested in patents and the purchase of patent rights.

Cash provided by financing activities included the receipt of $12.7 million for the exercise of stock options and shares issued under our employee stock purchase program.

We target approximately $50 to 60 million in capital spending in fiscal 2004, which is lower than fiscal 2003. We estimate lower spending despite higher revenue targets for fiscal 2004, including targeting $100 million of revenue from Sumitomo ending in June 2004. Capital expenses are expected to be lower as we aim to receive benefits in fiscal 2004 from capital expenditures made in fiscal 2003, and we target yield improvements in our factory. We anticipate that the majority of the expenditures will be made for new equipment and will be funded by cash from operations. We target that our cash from operations will be higher in fiscal 2004 than it was in fiscal 2003 due to higher targeted profitability resulting from greater revenue. We also project that we will be free cash flow (defined as cash from operations less capital spending) positive for fiscal 2004. Therefore, we plan to meet the cash needs for the business for fiscal 2004 through cash from operations. We also anticipate that long term cash needs will be met with cash flow from operations or cash on hand over the next two fiscal years. Actual results may differ from our targets for a number of reasons as we discuss herein. We may also issue additional shares of common stock for the acquisition of complementary businesses or other significant assets. From time to time, we evaluate potential acquisitions in complementary businesses as strategic opportunities and anticipate continuing to make such evaluations.

As of June 29, 2003, our cash and cash equivalents, short-term investments held to maturity and marketable securities accounts combined increased by $27.9 million or 25% over balances reported as of June 30, 2002 due to increased cash flow from operations. Our accounts receivable balance increased by $9.3 million or 27% over the accounts receivable balance as of June 30, 2002, which resulted from the overall increase in revenue. Our revenue in the fourth quarter of fiscal 2003 was $64.1 million, which was 70% higher than the fourth quarter of fiscal 2002 revenue of $37.8 million. Our net property and equipment has also increased by $39.7 million or 19% since June 30, 2002 due to investments made to expand production capacity. These investments are targeted to aid us in meeting current and what we view as increasing, future customer product demands on a cost-effective basis. We target that these investments in additional equipment will allow us to meet any increase in demand for our products and thus may lead to higher revenue for us. The higher property investment will also result in higher depreciation expense. The deferred income tax asset account declined by $6.4 million or 24% since June 30, 2003 due to the use of tax assets toward our current year tax provision, as we were profitable in fiscal 2003. Other assets declined by $6.6 million or 29% since June 30, 2002 due to a $5.2 million decrease in deposits that were related to fixed asset additions. Our deferred revenue account increased by $4.8 million to $5.5 million as a result of the distributorship agreement with Sumitomo which requires us to establish reserves at the time we ship LED products to Sumitomo based upon a percentage of the total purchase price of such products. Revenue is recognized from our customers at shipment. For certain customers we defer revenue for certain sales costs incurred in selling our products and for managing our inventory, up to the balance of the deferred revenue.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Quantitative Disclosures:

As of June 29, 2003, we no longer hold investments in marketable securities; however, an adverse movement of equity market prices would likely have an impact on our portfolio of non-marketable strategic equity securities, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions could negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. At June 29, 2003, our non-marketable strategic equity securities had a net book value of $15.6 million.

We have invested some of the proceeds from our January 2000 public offering into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. These investments are A grade or better per our cash management policy. At June 29, 2003, we had $134.0 million invested in these securities. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported on our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair values and the amortized cost of these investments.

We currently have no debt outstanding. With two of our larger customers, we maintain a foreign currency adjustment to our sales price if certain exchange rates against the U.S. dollar are not maintained. During the fourth quarter of fiscal 2003, we recognized $442,000 of other non-operating income associated with proceeds received from one of these customers for foreign currency adjustments. These revenue adjustments represent our main risk with respect to foreign currency, since our contracts and purchase orders are denominated in U.S. dollars. We also have no commodity risk.

Qualitative Disclosures

We hold no investments in publicly traded equity securities at this time.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Cree, Inc.

We have audited the accompanying consolidated balance sheets of Cree, Inc. as of June 29, 2003 and June 30, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 29, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cree, Inc. at June 29, 2003 and June 30, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 16 to the consolidated financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and changed its method of accounting for goodwill.

Raleigh, North Carolina

July 25, 2003

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 29, 2003	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$64,795	$73,744
Short-term investments held to maturity	75,242	32,396
Marketable securities available for sale	—	6,008
Accounts receivable, net	43,901	34,592
Interest receivable	1,650	2,083
Inventories, net	17,674	17,966
Deferred income taxes	1,863	1,122
Prepaid expenses and other current assets	4,230	5,994

Total current assets	209,355	173,905

Property and equipment, net	251,346	211,685
Long-term investments held to maturity	58,794	64,225
Deferred income taxes	20,934	27,365
Patent and license rights, net	7,146	4,251
Other assets	16,119	22,764

Total assets	$563,694	$504,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$14,916	$13,075
Accrued salaries and wages	5,756	4,010
Deferred revenue	5,533	741
Other accrued expenses	2,087	4,228

Total current liabilities	28,292	22,054

Long term liabilities:
Other long-term liabilities	31	37

Total long-term liabilities	31	37

Commitments and Contingencies (Note 13)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 29, 2003 and June 30, 2002; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 29, 2003 and June 30, 2002; 74,127 and 72,729 shares issued and outstanding at June 29, 2003 and June 30, 2002, respectively	92	90
Additional paid-in-capital	526,318	508,432
Deferred compensation	(218)	(696)
Retained earnings (accumulated deficit)	9,179	(25,722)

Total shareholders’ equity	535,371	482,104

Total liabilities and shareholders’ equity	$563,694	$504,195

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	June 29, 2003	June 30, 2002	June 24, 2001
Revenue:
Product revenue, net	$202,962	$136,230	$159,533
Contract revenue, net	26,860	19,204	17,694

Total revenue	229,822	155,434	177,227
Cost of revenue:
Product revenue, net	109,726	78,249	76,734
Contract revenue, net	20,926	13,827	12,967

Total cost of revenue	130,652	92,076	89,701

Gross profit	99,170	63,358	87,526

Operating expenses:
Research and development	31,203	28,026	12,980
Sales, general and administrative	26,326	25,618	18,111
Intangible asset amortization	—	6,765	4,537
In-process research and development costs	—	—	17,400
Impairment of goodwill	—	76,489	—
Loss on disposal of fixed assets	1,569	19,019	62
Severance charges	400	875	—
Other expense	—	840	—

Operating expenses	59,498	157,632	53,090
Gain on termination of supply agreement	5,000	—	—

Income (loss) from operations	44,672	(94,274)	34,436

Non-operating income (expense):
(Loss) gain on investments in marketable securities	(2,067)	(21,471)	6,000
Loss on long term investments	—	(20,377)	(4,600)
Other non-operating income (expense)	442	—	(1,318)
Interest income, net	4,117	5,708	15,668

Income (loss) before income taxes	47,164	(130,414)	50,186
Income tax expense (benefit)	12,263	(28,691)	22,343

Net income (loss)	$34,901	$(101,723)	$27,843

Earnings (loss) per share:
Basic	$0.48	$(1.40)	$0.39

Diluted	$0.46	$(1.40)	$0.37

Shares used in per share calculation:
Basic	73,196	72,718	72,243

Diluted	75,303	72,718	75,735

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Year Ended
	June 29, 2003	June 30, 2002	June 24, 2001
Net income (loss)	$34,901	$(101,723)	$27,843
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,705	32,400	21,948
Loss on retirement of property and equipment and patents	1,512	18,298	134
Amortization of patent rights	394	293	194
Amortization of intangible assets	—	6,796	4,537
Amortization of premium on investments held to maturity	2,328	157	—
Write-off of goodwill and other intangible assets	—	76,488	—
Acquired in-process research & development	—	—	17,400
Write-down of long-term investments	—	20,377	4,600
Purchase of marketable trading securities	—	(1,546)	(17,498)
Proceeds from sale of marketable trading securities	—	2,104	23,498
Loss (gain) on marketable trading securities	2,067	(558)	(6,000)
Loss (gain) on available for sale securities	—	22,028	—
Deferred income taxes	5,709	(31,200)	13,514
Income tax benefits from stock option exercises	5,188	2,712	7,022
Amortization of deferred compensation	478	515	544
Changes in operating assets and liabilities:
Accounts and interest receivable	(13,289)	(555)	(18,432)
Inventories	292	(2,764)	(2,035)
Prepaid expenses and other current assets	1,764	(3,773)	(735)
Other long-term assets	368	(833)	—
Accounts payable, trade	1,840	(1,073)	(924)
Accrued expenses and other liabilities	4,392	987	(842)

Net cash provided by operating activities	89,649	39,130	74,768

Investing activities:
Purchase of available for sale securities	—	(13,761)	—
Proceeds from sale of available for sale securities	3,921	—	—
Costs associated with the acquisition of Cree Microwave	—	—	(1,946)
Purchase of long-term investments held to maturity	(118,934)	(118,807)	(7,971)
Proceeds from maturities of investments held to maturity	84,253	66,965	147,461
Purchase of and deposits for property and equipment	(77,643)	(41,635)	(106,194)
Proceeds from sale of property and equipment	635	721	123
Purchase of patent rights	(3,289)	(1,318)	(1,150)
Increase in other long-term assets	(241)	(9,051)	(26,910)

Net cash (used in) provided by investing activities	(111,298)	(116,886)	3,413

Financing activities:
Net proceeds from issuance of common stock	12,700	7,235	10,346
Net proceeds from sale of put options	—	—	2,860
Repurchase of common stock	—	(20,297)	(30,668)

Net cash provided by (used in) financing activities	12,700	(13,062)	(17,462)

Net (decrease) increase in cash and cash equivalents	(8,949)	(90,818)	60,719
Cash and cash equivalents:
Beginning of year	73,744	164,562	103,843

End of year	$64,795	$73,744	$164,562

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$800	$1,901	$1,492

Non-cash investing and financing activities:
Deferred compensation	$478	$515	$544

Issuance of common stock in connection with the acquisition of Cree Microwave	$—	$—	$113,717

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED JUNE 29, 2003, JUNE 30, 2002 AND JUNE 24, 2001

(In thousands)

	Common Stock Par Value	Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance at June 25, 2000	$88	$415,716	$(1,755)	$48,158	$935	$463,142
Common stock options and warrants exercised for cash, 870 shares	2	7,368	—	—	—	7,370
Issuance of common stock for cash, 113 shares	—	2,976	—	—	—	2,976
Issuance of common stock in connection with purchase business combination, 2,657 shares	3	113,505	—	—	—	113,508
Purchase and retirement of 1,850 treasury shares	(2)	(30,666)	—	—	—	(30,668)
Income tax benefits from stock option exercises	—	7,022	—	—	—	7,022
Amortization of deferred compensation	—	—	544	—	—	544
Premium Received Put Option buy back	—	2,860	—	—	—	2,860
Net income	—	—	—	27,843	—	27,843
Unrealized loss on securities available for sale, net of tax of $3,667	—	—	—	—	(5,500)	(5,500)

Comprehensive income	—	—	—	—	—	22,343

Balance at June 24, 2001	91	518,781	(1,211)	76,001	(4,565)	589,097
Common stock options exercised for cash, 1,053 shares	1	4,229	—	—	—	4,230
Issuance of common stock for cash, 245 shares	—	3,005	—	—	—	3,005
Purchase and retirement of 1,489 treasury shares	(2)	(20,295)	—	—	—	(20,297)
Income tax benefits from stock option exercises	—	2,712	—	—	—	2,712
Amortization of deferred compensation	—	—	515	—	—	515
Net loss	—	—	—	(101,723)	—	(101,723)
Unrealized losses on securities available for sale, net of taxes of $3,174	—	—	—	—	(11,253)	(11,253)
Losses on available for sale securities reclassified from other comprehensive income, net of taxes of $6,210 due to an other than temporary decline in value	—	—	—	—	15,818	15,818

Comprehensive loss	—	—	—	—	—	(97,158)

Balance at June 30, 2002	90	508,432	(696)	(25,722)	—	482,104
Common stock options exercised for cash, 1,093 shares	2	9,591	—	—	—	9,593
Issuance of common stock for cash, 306 shares	—	3,107	—	—	—	3,107
Income tax benefits from stock option exercises	—	5,188	—	—	—	5,188
Amortization of deferred compensation	—	—	478	—	—	478
Net income and comprehensive income	—	—	—	34,901	—	34,901

Balance at June 29, 2003	$92	$526,318	($218)	$9,179	$—	$535,371

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2003

1.    Nature of Business

Cree, Inc., the “Company,” or “Cree,” a North Carolina corporation, develops, manufactures, and markets silicon carbide (SiC) and group III nitrides (GaN) including gallium nitride based semiconductor materials and devices, as well as radio frequency (RF) and microwave devices made from silicon. Revenues are primarily derived from the sale of blue, green and near ultra-violet, (UV) light emitting diodes (LEDs) and SiC based materials. The Company markets its blue, green and UV LED chip products principally to customers who incorporate them into packaged lamps for resale to original equipment manufacturers. The Company also sells SiC material products primarily to corporate, government, and university research laboratories. In addition, the Company is engaged in a variety of research programs related to the advancement of SiC and GaN process technology and the development of electronic and optoelectronic devices that take advantage of these materials’ unique physical and electronic properties.

2.    Summary of Significant Accounting Policies and Other Matters

Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc., and its wholly-owned subsidiaries, Cree Microwave, Inc. (Cree Microwave), Cree Lighting Company (Cree Lighting), Cree Research FSC, Inc. (FSC), Cree Funding, LLC (Cree Funding), Cree Employee Services Corporation, Cree Technologies, Inc., CI Holdings, Limited, Cree Asia-Pacific, Inc and Cree Japan, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Business Combination

On December 29, 2000, the Company completed the acquisition of the UltraRF division of Spectrian Corporation (Spectrian), through the purchase of assets of the business by Cree’s wholly owned subsidiary, now known as Cree Microwave, in a business combination accounted for using the purchase method. Under the terms of the Asset Purchase Agreement, Cree Microwave acquired substantially all of the net assets of the business from Spectrian. The Company paid a total of 2,656,917 shares of Cree common stock, which consisted of the initial commitment to pay 1,815,402 shares of Company common stock plus $30 million cash or a number of shares of the Company’s common stock equal to $30 million at the closing. At the closing of the transaction, the Company elected to provide Spectrian with 841,515 shares of additional Company common stock rather than $30 million in cash. Of the total shares issued, 191,094 shares were placed in escrow and proceeds from the sale of such shares were retained in escrow to secure Spectrian’s representations, warranties and covenants under the Asset Purchase Agreement. Under the terms of the escrow arrangement, one-half of the funds were released to Spectrian in June 2001 and the balance was released in December 2001 because no claims were made against the escrowed assets. The value of the Company’s common stock issued as consideration for the acquisition of Cree Microwave was determined based on the number of shares issued multiplied by the closing price of the Company’s common stock on November 20, 2000 (the “measurement date”). The total purchase price was valued at the measurement date closing price for the initial 1,815,402 shares plus the $30 million in additional consideration value. This resulted in a total purchase price valuation of $113.5 million for the transaction. The results of operations of Cree Microwave have been included in the consolidated results of the Company since the date of acquisition.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

alternative future use. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above-stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. The income approach was utilized to value the IPR&D projects.

Management is primarily responsible for this cash flow analysis and, as a part of its analysis, management considers the cost to complete the project, the relative risk of the project, the contribution of other assets and an appropriate risk adjusted discount rate. For purposes of the Company’s analysis, the standard income approach was modified. This analysis included the stage of completion of each project, the exclusion of value related to research and development yet-to-be completed as part of the ongoing IPR&D projects and the inclusion of only the incremental operating cash flows attributable to the IPR&D. As of the acquisition date, two projects targeted for completion within six months were considered as IPR&D. These IPR&D projects were known as LDMOS-Non module technology and LDMOS-Module technology. The LDMOS-Module project was completed in fiscal 2001 and the LDMOS-Non module project was abandoned in fiscal 2002.

Under the standard income approach, the fair value of an IPR&D project reflects the present value of the projected operating cash flows estimated to be generated by the project. Specific factors considered in the Company’s modified income approach were: 1) an analysis of the stage of completion of each project; 2) the exclusion of value related to research and development, or R&D yet-to-be-completed as part of the ongoing IPR&D projects and; 3) inclusion of only the incremental operating cash flows attributable to the IPR&D. The stage of completion for each IPR&D project was also analyzed by assessing: 1) costs incurred, 2) labor expended, 3) expected costs to complete, 4) calendar time or milestones elapsed and 5) remaining time to complete the projects. Based on this information, the Company estimated that the LDMOS-Non module project was 95% complete and the LDMOS-Module project was 85% complete. In the determination of the operating cash flows related to the IPR&D technologies, the Company considered the specific revenues and costs and operating profits specifically attributed to each IPR&D technology. The operating cash flows associated with the core technology in this analysis were separately identified and valued under the Income Approach as part of the developed proprietary technology valuation analysis. A discount rate of 20% was applied to the projected cash flows to reflect the time and components inherent in each IPR&D project.

The projections for revenue and costs for the LDMOS-Non module technology differed from actual results, as the project was never completed and was abandoned in March 2002. The projections for revenue and cost for the LDMOS-Module device differed from actual results as the technology has now been completed; however, the devices are being customized for specific customers and have not generated significant revenue to date. The abandonment of the LDMOS-Non module technology and the delay of gaining significant design wins for the LDMOS-Module technologies has negatively impacted the Company’s expected return on investment and the Company’s future results of operations and financial position. The Company wrote off all of the intangible assets for Cree Microwave in March 2002.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

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

Year Ended June 24, 2001 (in 000’s except per share data)
Pro forma revenue	$194,357
Pro forma net income	$42,065

Pro forma basic net income per share	$0.58
Pro forma diluted net income per share	$0.56

Business Segments

The Company operates in two business segments, Cree and Cree Microwave. The Cree segment incorporates its proprietary technology to produce wide bandgap compound semiconductors using SiC and GaN technology. Products from this segment are used in mobile appliances, automotive backlighting, indicator lamps, full color LED displays and other lighting applications as well as microwave and power applications. The Cree segment also sells SiC material products to corporate, government and university research laboratories and generates revenue from contracts with agencies of the U.S. Federal government.

The Cree Microwave segment designs, manufactures and markets a line of silicon-based laterally diffused metal oxide semiconductors (LDMOS) and bipolar radio frequency power semiconductors and modules, a critical component utilized in building power amplifiers for wireless infrastructure applications.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

Summarized financial information concerning the reportable segments as of and for the years ended June 29, 2003 and June 30, 2002 is shown in the following table. There were no intercompany sales between the Cree segment and the Cree Microwave segment during fiscal 2003, 2002 or 2001. The “Other” column represents amounts excluded from specific segments such as interest income, write-downs for investments made in marketable equity securities or long-term investments held to maturity and gains or losses on the sale of marketable securities. In addition, the “Other” column also includes corporate assets such as cash and cash equivalents, short-term investments held to maturity, marketable securities, interest receivable and long-term investments held to maturity which have not been allocated to a specific segment.

As of and for the Year Ended June 29, 2003 (in 000’s)	Cree	Cree Microwave	Other	Total
Highlights from the Statement of Operations:
Product revenue	$200,165	$2,797	$—	$202,962
Contract revenue	26,860	—	—	26,860

Total revenue	227,025	2,797	—	229,822
Cost of revenue	118,677	11,975	—	130,652

Gross profit (loss)	108,348	(9,178)	—	99,170
Research and development	26,682	4,521	—	31,203
Selling, general and administrative	23,558	2,768	—	26,326
Income (loss) before income taxes	57,000	(11,886)	2,050	47,164
Depreciation and amortization	$39,450	$2,255	$—	$41,705
Highlights from the Balance Sheet:
Inventory, net	$17,257	$417	$—	$17,674
Property and equipment, net	239,525	11,821	—	251,346
Additions to property and equipment	76,385	1,258	—	77,643
Total assets	$334,049	$13,576	$216,069	$563,694

As of and for the Year Ended June 30, 2002 (in 000’s)	Cree	Cree Microwave	Other	Total
Highlights from the Statement of Operations:
Product revenue	$111,435	$24,795	$—	$136,230
Contract revenue	19,204	—	—	19,204

Total revenue	130,639	24,795	—	155,434
Cost of revenue	71,994	20,082	—	92,076

Gross profit	58,646	4,713	—	63,359
Research and development	22,699	5,327	—	28,026
Selling, general and administrative	21,920	3,698	—	25,618
Amortization of purchased intangibles	—	6,765	—	6,765
Write off of intangible assets	—	76,489	—	76,489
Write off of fixed assets	18,917	102	—	19,019
Loss on marketable securities and long term asset investments	—	—	(41,848)	(41,848)
Loss before income taxes	(4,891)	(89,384)	(36,139)	(130,414)
Depreciation and amortization	$30,168	$2,232	$—	$32,400

Highlights from the Balance Sheet:
Inventory, net	$14,835	$3,131	$—	$17,966
Property and equipment, net	198,855	12,830	—	211,685
Additions to property and equipment	34,617	7,018	—	41,635
Total assets	$289,921	$19,187	$195,087	$504,195

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

Quarterly Results of Operations—Unaudited

The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 29, 2003 and June 30, 2002 (in thousands, except per share data).

	September 29, 2002	December 29, 2002		March 30, 2003		June 29, 2003		Fiscal Year 2003
Net revenue	$48,811	$56,727		$60,223		$64,061		$229,822
Cost of revenue	30,106	33,187		32,176		35,183		130,652
Net income	$3,883	$8,996		$10,631		$11,391		$34,901
Earnings per share:
Basic	$0.05	$0.12		$0.15		$0.16		$0.48
Diluted	$0.05	$0.12		$0.14		$0.15		$0.46

	September 23, 2001	December 23, 2001		March 24, 2002		June 30, 2002		Fiscal Year 2002
Net revenue	$43,166	$41,092		$33,376		$37,800		$155,434
Cost of revenue	23,262	21,717		24,999		22,098		92,076
Net income (loss)	$6,460	$(17,376	)(1)	$(68,286	)(2)	$(22,521	)(3)	$(101,723)
Earnings (loss) per share:
Basic	$0.09	($0.24)		($0.94)		($0.31)		($1.40)
Diluted	$0.09	($0.24)		($0.94)		($0.31)		($1.40)

1.	The $17.4 million loss reported in the quarter ended December 23, 2001 includes a net of tax write-down for fixed assets of $12.8 million and a net of tax write down of $8.9 million for long-term investments. The write down for fixed assets was caused mostly by technology changes that made the assets obsolete. The write down for long term investments was for privately held company investments where business conditions had worsened and the Company wrote investments down to their estimated fair market value.
2.	The $68.3 million loss reported in the quarter ended March 24, 2002 includes a net of tax write down for goodwill and intangible assets of $59.7 million relating to Cree Microwave’s business. In addition, the Company also recorded a $4.0 million write down net of tax for Cree Microwave inventory that was deemed obsolete and a $700,000 after tax severance charge. All of these charges resulted from the down turn in Cree Microwave’s business as its supply agreement with Spectrian was amended to record less revenue under the contract. In addition, the Company also adjusted charges taken in the previous quarter for fixed assets and long-term investments due to a change in the Company’s effective tax rate. This change resulted in an additional $1.3 million and $900,000 net of tax charge for fixed assets and long-term investments, respectively.
3.	The $22.5 million loss reported in the quarter ended June 30, 2002 includes a $23.4 million charge, net of tax that was taken for “other than temporary” declines in value for long-term investments and marketable securities. The write down for long term investments was for privately held company investments where business conditions had worsened and the Company wrote investments down to their estimated fair market value. In addition, charges were also taken for investments in marketable equity securities for investments that were written down due to “other than temporary” declines in value.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

Reclassifications

Certain 2002 and 2001 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders’ equity.

Fiscal Year

The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2003 fiscal year extended from July 1, 2002 through June 29, 2003 and was a 52-week fiscal year. The Company’s 2002 fiscal year extended from June 25, 2001 through June 30, 2002 and was a 53-week fiscal year.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at June 29, 2003 and June 30, 2002, and the reported amounts of revenues and expenses during the years ended June 29, 2003, June 30, 2002 and June 24, 2001. Actual amounts could differ from those estimates.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment. The majority of its products have shipping terms that are FOB or FCA shipping point, which means that the Company fulfills the obligation to deliver when the goods are handed over and into the charge of the carrier at its shipping dock. This means that the buyer bears all costs and risks of loss of or damage to the goods from that point. The difference between FOB and FCA is that under FCA terms, the customer designates a shipping carrier of choice to be used. In certain cases, the Company ships its product Cost Insurance Freight (CIF). Under this arrangement, revenue is recognized under FOB shipping point shipping terms, however, the Company is responsible for the cost of insurance to transport the product as well as the cost to ship the product. For all of our sales other than those with CIF terms, the Company invoices its customers only for shipping costs necessary to physically move the product from its place of business to the customer’s location. The costs primarily consist of overnight shipping charges. The Company incurrs the direct shipping costs on behalf of the customer and invoices the customer to obtain direct reimbursement for such costs. The Company accounts for its shipping costs as a part of cost of revenue and records the reimbursement of such costs by its customers as a direct offset and reduction to cost of revenue. Beginning in fiscal year 2004, the Company will record the amount of freight that is invoiced to its customers as revenue, with the corresponding cost recorded as cost of revenue. If inventory is maintained at a consigned location, revenue is recognized when its customer pulls product for its use. The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims for up to 36 months for Cree Microwave products. Revenue is recognized from the Company’s customers at shipment, and the Company records a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition. Certain of the Company’s distributor arrangements provide for limited product exchanges and reimbursement of certain sales costs. For one distributor, with these arrangements, the Company defers revenue equal to the level specified with these

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

contractual arrangements and recognizes the related revenue when deferred revenue reserves expire less any claims made against the reserves. In connection with the Company’s distributor agreement with Sumitomo, such deferred revenue amounted to $5.5 million and $741,000 as of June 29, 2003 and June 30, 2002, respectively. Please see discussion in Item 1 of this report under “Distributorship Agreement with Sumitomo Corporation”, for further information.

Based on historical activity, the Company has experienced only nominal credit losses from customers’ inability to pay. Any uncollectibility of receivables is primarily due to returned products. Therefore, the Company records an allowance for sales returns at the time of sale. Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Some of these judgments and estimates include reserving for all accounts greater than 90 days past due plus reserving for one half of one percent of all outstanding balances less than 90 days past due. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates. The allowance for sales returns at June 29, 2003 and June 30, 2002 was $644,000 and $455,000, respectively.

Revenue from government contracts is recorded on the percentage-of-completion method as contract expenses are incurred. Contract revenue represents contracts with various U.S. Government entities to perform research and development work related to the development of the Company’s technologies. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. Contract revenue includes funding of direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which funding is expected to exceed direct costs over the life of the contract. The specific reimbursement provisions of the contracts, including the portion of the Company’s general and administrative expenses and other operating expenses that are reimbursed, vary by contract. Such reimbursements are recorded as contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract (i.e., certain cost share arrangements), the Company reports direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts and highly liquid investments with an original maturity of three months or less when purchased.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, available for sale securities, accounts and interest receivable, accounts payable, debt, and other liabilities approximate fair values at June 29, 2003 and June 30, 2002.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method for finished goods and work in process accounts and the Company used the average cost

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

method for raw materials for the Cree Segment. The Cree Microvision Segment uses a standard cost method to value its inventory. It is the Company’s policy to record a reserve against inventory once it has been determined that conditions exist which may not allow the Company to sell the inventory for its intended purpose, the inventory’s value is determined to be less than cost, or it is determined to be obsolete. The charge for the inventory reserves is recorded in cost of revenue on the consolidated statement of operations. The Company evaluates inventory levels quarterly against sales on the consolidated statement of operations. The Company evaluates inventory levels quarterly against sales forecasts on a part-by-part basis and its overall inventory forecasts on a part-by-part basis and its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management.

As of June 29, 2003, the Company maintained a $2.1 million reserve for inventory. Of this total amount, $1.5 million is attributable to the Cree Microwave segment and $592,000 is attributable to the Cree segment.

The majority of the allowance at Cree Microwave was recorded during the second quarter of fiscal 2003 resulting from the termination of the supply agreement with Spectrian. In exchange for a one-time payment of $5.0 million recorded as “other operating income” on the consolidated statements of operations, the Company relieved Spectrian of further obligations to purchase product under the supply agreement that was originally signed in December 2000. For the three months ended December 29, 2002, Cree Microwave recorded an additional reserve of $1.3 million for inventory that was targeted for sale to Spectrian, including some customized parts. Additional reserves of $5.1 million were recorded in the third quarter of fiscal 2002, as contract negotiations at the time with Spectrian indicated that several parts on hand would not be salable. During these contract negotiations, Spectrian indicated that it would only purchase new generation LDMOS 8 and certain types of LDMOS7 devices from Cree Microwave after the fourth quarter of fiscal 2002. As a result, the Company fully reserved for inventories of non-LDMOS and other older devices maintained for Spectrian. The Company destroyed the majority of this inventory during the fourth quarter of fiscal 2002 and fiscal 2003 and as a result the related items were taken out of inventory and the related reserve. There was no financial impact to the statement of operations when these items were destroyed. The Company still maintains some packaging materials that were reserved for, that are no longer available from third party suppliers or are available only with lengthy lead timeframes. The Company also has “last time buy” contracts with Remec (who purchased Spectrian) for devices that use these packages. However, the Company plans to dispose of these remaining packages when the “last time buy” rights expire. Therefore, with the exception of the packaging materials covered under “last time buy” obligations, all items previously reserved at March 2002 have now been scrapped and removed from inventory and the related reserve account. These reserves were recorded as a cost of revenue when they were established. In addition, $417,000 of LDMOS8 product was also written off as a research and development expenditure during the first quarter of fiscal 2003 as it related to prototype devices that were initially accepted by Spectrian and later rejected. These parts were never sold to any customers.

Cree segment results for the three months ended December 29, 2002 include a $784,000 additional reserve for LED and wafer inventories as management assessed the inventory to be slow moving or obsolete. During the first quarter of fiscal 2003, the Company recorded a $185,000 lower of cost or market adjustment to certain LED products based on management’s estimate of an average sales price for the products. Both of these adjustments were recorded to cost of revenue. During the first quarter of fiscal 2003, the Company wrote-off $1.0 million of the initial XBright chips that were developed during fiscal 2002. An improved chip has replaced these devices and this write down was recorded as a research and development expense as the initial devices were prematurely launched and not commercially viable. In addition, customers had returned the entire product line that was initially shipped as they determined that the chips did not meet their specifications.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to forty years. Leasehold improvements are amortized over the lesser of the asset life or the life of the related lease. Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in operations. During the years ended June 29, 2003, June 30, 2002 and June 24, 2001, the Company recorded $1.6 million, $19.0 million and $100,000, respectively, as losses on retirement or impairments of property and equipment. These charges are reflected in other operating expense in the consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with SFAS 144, the Company reviews long-lived assets for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable. During the year ended June 30, 2002, the Company recorded impairment charges for property and equipment totaling $19.0 million for the Cree segment in accordance with SFAS 121 “Accounting for the Impairment of Long-Lived Assets and Long Lived Assets to be Disposed of”. This charge was included as a loss on the disposal of fixed assets that is included as an “other operating expense” in the consolidated statements of operations. These impairment charges were due to technology decisions or changes resulting in the obsolescence of the assets. The write-down included epitaxy reactors, nonconvertible two-inch crystal growers and other equipment. All of these assets were sold or disposed of by June 30, 2002. The Company also reviews the discounted cash flow analysis calculation for the Cree Microwave segment to test for impairment of its assets on a quarterly basis. During fiscal 2003 there was no impairment recorded for these assets. There can be no assurance that a future analysis of Cree Microwave’s discounted cash flow will not result in a change to earnings.

Patent and License Rights

Patent rights reflect costs incurred to enhance and maintain the Company’s intellectual property position. License rights reflect costs incurred to use the intellectual property of others. Both are amortized on a straight-line basis over the lesser of 20 years from the date of patent application or over the license period. The related amortization expense was $394,000, $293,000 and $194,000 for the years ended June 29, 2003, June 30, 2002 and June 24, 2001, respectively.

Total accumulated amortization for patents and license rights was approximately $1.7 million and $1.3 million at June 29, 2003 and June 30, 2002, respectively.

Goodwill and Intangible Assets

During the third quarter of fiscal 2002, the Company determined that business conditions for its Cree Microwave segment had changed due to several factors. First, Cree Microwave amended its supply agreement with Spectrian effective March 31, 2002, which resulted in a significant reduction in quarterly revenue expectations. Under the original supply agreement with Spectrian, if Cree Microwave was unable to supply components under the agreement that were deemed competitive with components available from third party suppliers within nine months, Spectrian’s quarterly minimum purchase commitment would be reduced. The amount of the reduction each quarter would be calculated by the dollar amount of the locked-in components that Spectrian purchased from other vendors. Cree Microwave was delayed in supplying Spectrian with LDMOS8 technology that had been available from third parties. Under the amended supply

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

agreement signed in March 2002, Spectrian was no longer required to purchase parts from the Company or third parties because of the delays of the release of LDMOS8 technology from Cree Microwave. As a result, the amount of revenue expected from the contract with Spectrian was greatly reduced. In addition, because LDMOS8 technology was not completed, Cree Microwave’s outlook for acquiring additional customers in the near term weakened. At the same time, the overall market sustained deteriorating economic conditions and lengthened product qualification cycles. Also, many of the products that Spectrian initially indicated it would purchase in the future had not yet been released to production. Under the amended supply agreement, if Cree Microwave was not able to produce qualified LDMOS8 devices for Spectrian’s applications in a timely manner, revenue from Spectrian would be significantly reduced after the June 2002 quarter.

Based on these impairment indicators, the Company performed a discounted cash flow analysis in accordance with SFAS 121. As a result of this analysis, the remaining balance of goodwill and intangible assets of $76.5 million was deemed to be fully impaired, and was written off during the third quarter of fiscal 2002. This write-off was recorded as “other expense” in the consolidated statements of operations.

Prior to the impairment charge described in the preceding paragraph, intangible assets included goodwill, current technology and workforce-in-place associated with the acquisition of Cree Microwave accounted for under the purchase method in December 2000. Goodwill was capitalized at $81.5 million and represented the excess of cost over the fair value of assets acquired and was amortized using the straight-line method over ten years. Current technology and workforce-in-place represented assets that were assigned values of $5.5 million and $800,000, respectively. These intangibles were being amortized using the straight-line method over eight and five years, respectively. During the first three-quarters of fiscal 2002, prior to the impairment charge, the expense for intangible asset amortization was $6.8 million. During fiscal 2001, the Company recorded $4.5 million of intangible asset amortization. Please see the previous Business Combinations section of this Note 2 for the details of the valuation of the transaction under Accounting Principles Board Opinion #16 (APB #16).

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

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

	Year Ended (in 000’s)
	June 29, 2003	June 30, 2002	June 24, 2001
Net research and development costs	$—	$17	$435
Government funding	—	276	1,306

Total direct costs incurred	$—	$293	$1,741

Non-government contract related research and development is expensed as incurred. Customers contributed $500,000 in fiscal 2003, $9.0 million in fiscal 2002 and $11.9 million in fiscal 2001 toward product research and development activities. These amounts were recorded as an offset to research and development expense. As of June 29, 2003, there were no future customer commitments to fund research and development activities for the Company.

Credit Risk, Major Customers and Major Suppliers

Financial instruments, which may subject the Company to a concentration of credit risk, consist principally of short-term and long-term investments, marketable securities, cash equivalents and accounts receivable. Short-term and long-term investments consist primarily of high-grade corporate debt, commercial paper, government securities and other investments at interest rates that vary by security. The Company’s cash equivalents consist primarily of money market funds. Certain bank deposits may at times be in excess of the FDIC insurance limits.

The Company sells its products on account to manufacturers and researchers worldwide and generally requires no collateral. At the time of shipment, the Company records revenue and related accounts receivable. The Company also records at the time of sale, an allowance for sales returns which is recorded as an offset to accounts receivable and reduction in revenue. Such returns, in the aggregate, have generally been within management’s expectations. The Company presently derives its contract revenue from contracts with the U.S. Government. Approximately 5% and 18% of the Company’s accounts receivable balance at June 29, 2003 and June 30, 2002, respectively, was due from the U.S. Government. The Company had amounts due from Osram Opto Semiconductors GmbH, (Osram), totaling 20% and 13%, of accounts receivable balances at June 29, 2003 and June 30, 2002, respectively. The Company had amounts due from Remec (who purchased Spectrian) totaling 1% and 8% of accounts receivable balances at June 29, 2003 and June 30, 2002, respectively. The Company had amounts due from Sumitomo Corporation totaling 29% and 9% of accounts receivable balances at June 29, 2003 and June 30, 2002, respectively. The Company had amounts due from Agilent Corporation (Agilent), totaling 6% and 20% of accounts receivable balances at June 29, 2003 and June 30, 2002, respectively.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

The Company has derived its product and contract revenue from sales in the United States, Malaysia, Japan, Other Asian countries, and Europe based on ship-to locations for our products as follows:

	Year ended
	June 29, 2003	June 30, 2002	June 24, 2001
United States	20%	35%	31%
Malaysia	28%	23%	17%
Japan	24%	14%	22%
Other Asian Countries	21%	20%	23%
Europe	7%	8%	7%

Sumitomo accounted for 24%, 14%, and 22% of revenue for fiscal 2003, 2002, and 2001, respectively. Osram accounted for 21%, 19%, and 25% of revenue for fiscal 2003, 2002, and 2001, respectively. Remec (who purchased Spectrian) accounted for less than 1%, 16%, and 11% of revenue for fiscal 2003, 2002, and 2001, respectively. The U.S. Government, representing various agencies accounted for 12%, 12%, and 9% of revenues during fiscal 2003, 2002, and 2001, respectively. Agilent accounted for 10%, 9% and 1% of revenue for fiscal 2003, 2002, and 2001, respectively.

In April 2003, the Company signed a supply agreement with Sumitomo that covers shipments through June 2004. The amount of the contract was $100 million, subject to adjustments and cancellation provisions and end customer demand. The orders cover demand for the Company’s products in Japan and represent sales to approximately 20 LED packagers including Stanley Electronics, Citizen Electronics, Sharp Corporation and Rohm, Inc. The Company’s purchase agreement with Osram expires in September 2003, and the Company is currently negotiating a new purchase agreement with Osram. The loss of Osram, Agilent or any of Sumitomo’s large customers could have a material adverse effect on the Company.

The Company depends on single or limited source suppliers for a number of raw materials, equipment and components used in manufacturing its products. Any interruption in the supply of these key materials or components could have a significant adverse effect on the Company’s operations.

Investments

Investments are accounted for using the specific identification method and in accordance with Statement of Financial Accounting Standards (“SFAS’) 115 “Accounting for Certain Investments in Debt and Equity Securities”. This statement requires certain securities to be classified into three categories:

(a)	Securities Held-to-Maturity-Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

(b)	Trading Securities-Debt and equity securities that are bought and held principally for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

(c)	Securities Available-for-Sale-Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed using the weighted average number of common stock shares outstanding. Diluted earnings (loss) per common share is computed using the weighted average number of common stock shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, unless such incremental shares would be antidilutive.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

Accounting for Stock Based Compensation

In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), no compensation expense is recorded for stock options or other stock-based awards that are granted to employees with an exercise price equal to or above the common stock price on the grant date.

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123, “Accounting for Stock Based Compensation” (“SFAS 123”). SFAS 123 establishes fair value as the measurement basis for equity instruments issued in exchange for goods or services and stock-based compensation plans. Fair value may be measured using quoted market prices, option-pricing models or other reasonable estimation methods. SFAS 123 permits the Company to choose between adoption of the fair value based method or disclosing pro forma net income (loss) information. The Statement is effective for transactions entered into after December 31, 1995. The Company continues to account for stock-based compensation in accordance with APB 25, as amended, and provides the pro forma disclosures required by SFAS 123 as amended by Statements of Financial Accounting Standards 148 “Accounting for Stock-Based Compensation Incentive and Disclosure” (SFAS 148).

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123. The Company computes fair value for this purpose using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s options have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value and resulting values are as follows:

	Stock Option Plans			Employee Stock Purchase Plan
	June 29, 2003	June 30, 2002	June 24, 2001	June 29, 2003	June 30, 2002	June 24, 2001
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.8%	4.6%	5.4%	1.2%	2.2%	5.0%
Expected volatility	90.0%	90.0%	90.0%	90.0%	90.0%	90.0%
Expected life (in years)	5.0	4.8	5.7	0.8	0.8	0.8
Weighted-average fair value per share	$9.64	$14.52	$31.51	$8.96	$6.50	$16.73

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

	Year ended
	June 29, 2003	June 30, 2002	June 24, 2001
Net income (loss), as reported	$34,901	$(101,723)	$27,843
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	317	341	293
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(44,865)	(62,269)	(49,635)
Pro forma net income (loss)	$(9,647)	$(163,651)	$(21,499)
Basic earnings (loss) per share as reported	$0.48	$(1.40)	$0.39
Pro forma basic net income (loss) per share	$(0.13)	$(2.25)	$(0.30)
Diluted earnings (loss) per share as reported	$0.46	$(1.40)	$0.37
Pro forma diluted net income (loss) per share	$(0.13)	$(2.25)	$(0.30)

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

Income Taxes

Income taxes have been accounted for using the liability method in accordance with SFAS109 “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Contingencies

The Company is involved in various legal proceedings. Although the final resolution of these matters cannot be determined, management’s opinion is that the final outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations. If an unfavorable resolution occurs in these legal proceedings, our business, results of operations and financial condition could be materially adversely affected.

3.    Accounts Receivable, Net

The following is a summary of the components of accounts receivable, net:

	Year Ended (in 000’s)
	June 29, 2003	June 30, 2002
Billed trade receivables	$42,702	$32,708
Unbilled contract receivables	1,843	2,339

	44,545	35,047
Allowance for sales returns	(644)	(455)

Total accounts receivable, net	$43,901	$34,592

The following table summarizes the changes in the Company’s allowance for sales returns for the years ended June 29, 2003, June 30, 2002 and June 24, 2001:

	Year Ended (in 000’s)
	June 29, 2003	June 30, 2002	June 24, 2001
Balance at beginning of year	$455	$350	$250
Charges to cost and expenses, net	189	105	100

Balance at end of year	$644	$455	$350

4.    Inventory, Net

The following is a summary of inventory:

	Year Ended (in 000’s)
	June 29, 2003	June 30, 2002
Raw materials	$4,410	$3,908
Work-in-progress	5,397	6,629
Finished goods	9,944	9,724

	19,751	20,261
Inventory reserve	(2,077)	(2,295)

Total inventory, net	$17,674	$17,966

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

The following table summarizes the changes in the Company’s inventory reserve for the years ended June 29, 2003, June 30, 2002 and June 24, 2001:

	Year Ended (in 000’s)
	June 29, 2003	June 30, 2002	June 24, 2001
Balance at beginning of year	$2,295	$793	$—
Charges to cost and expenses	2,659	6,234	1,293
Disposals (write-offs to reserve)	(2,877)	(4,732)	(500)

Balance at end of year	$2,077	$2,295	$793

5.    Property and Equipment, Net

The following is a summary of property and equipment:

	Year ended (in 000’s)
	June 29, 2003	June 30, 2002
Furniture and fixtures	$5,552	$5,170
Land and buildings	99,917	93,148
Machinery and equipment	210,872	149,723
Computer hardware and software	7,160	5,810
Leasehold improvements	5,903	5,735

	329,404	259,586
Accumulated depreciation	(111,483)	(69,830)

	217,921	189,756
Construction in progress	33,425	21,929

Property and equipment, net	$251,346	$211,685

Depreciation and amortization of property and equipment totaled $41.7 million, $32.4 million and $21.9 million for the years ended June 29, 2003, June 30, 2002 and June 24, 2001, respectively.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

6.     Investments

At June 29, 2003, the Company held no marketable equity securities. At June 30, 2002, the Company held marketable equity securities available-for-sale in Microvision, Inc. (Microvision) and Emcore Corporation (Emcore). At June 30, 2002, the Company owned 356,000 common shares in Microvision at a total cost of $14.3 million. The fair market value of these shares as of June 30, 2002 was $1.9 million. At June 30, 2002, the Company owned 691,000 common shares in Emcore at a total cost of $13.8 million. The fair market value of these shares as of June 30, 2002 was $4.1 million.

During the second quarter of fiscal 2003, the Company sold its remaining position in these publicly traded companies. The Company recorded a charge through non-operating expense on the consolidated statements of operations in June 2002, for an “other than temporary” decline in value which reduced the value of the Microvision investment to $1.9 million, which was the market value as of June 28, 2002. These shares were sold during the three months ended December 29, 2002 for $1.9 million, with a net loss on the sale recognized for $36,000 during the second quarter of fiscal 2003.

During the second quarter of fiscal 2003, the Company also sold 691,000 common shares of Emcore. These shares were purchased between June 2001 and October 2001. The Company recorded a charge through non-operating expense on the consolidated statements of operations in June 2002, for an “other than temporary” decline in value which reduced the value of this investment to $4.1 million, which was the market value as of June 28, 2002. These shares were sold during the three months ended December 29, 2002 for $2.1 million, with a net loss on the sale recognized for $2.0 million during the second quarter of fiscal 2003.

Management viewed both of these investments as strategic in nature, and therefore, the shares were accounted for as “available-for-sale” securities under SFAS 115. The Company carried these investments at fair value, based on quoted market prices, while unrealized gains and losses, net of taxes, were included in accumulated other comprehensive income (loss), which is a separate component of shareholders’ equity. Realized gains and losses were recognized upon sale. Declines in value, which were deemed to be “other than temporary” where recognized as losses on the consolidated statements of operations. The Company reviews equity holdings on a regular basis to evaluate whether or not each security has experienced an “other-than-temporary” decline in fair value. This policy requires, among other things, the Company to review each company’s cash position, earnings and revenue outlook, stock price performance, liquidity, ability to raise capital and management and ownership and other relevant considerations. If the Company determined that an “other-than-temporary” decline existed in the value of marketable equity securities, it is the Company’s policy to write-down these equity investments to the respective market value. Any related write-down is recorded as an investment loss in the Company’s consolidated statements of operations. In the fourth quarter of fiscal 2002, the Company determined that an “other-than-temporary” decline in market value had occurred Microvision and Emcore marketable equity investments. Accordingly, the Company wrote down these equity investments to their market values at June 30, 2002 and recorded the unrealized losses, most of which had previously been recorded as a comprehensive loss in shareholders’ equity, as a non-operating loss on the Company’s consolidated statements of operations for the year then ended. The total amount of the charge to non-operating expenses in the consolidated statements of operations for the year ended June 30, 2002 relating to these investments was $22.0 million on a pre-tax basis. A corresponding amount that would have been recorded through other comprehensive income (loss) was $17.2 million on an after-tax basis. The amount reported through other comprehensive income (loss) on an after-tax basis was

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

$15.8 million as the losses from the June 2002 period were directly charged to non-operating loss on the statement of operations. The Company recorded a combined realized net loss of $2.1 million to non- operating expense in the consolidated statement of operations for the fiscal year ended June 29, 2003 for the sale of these securities. The Company also recorded a $558,000 realized gain on the sale of other marketable trading securities in the second quarter of fiscal 2002.

At the time of the Company’s review to determine whether an “other-than-temporary” decline had occurred in the fair value of the Company’s investments in Emcore and Microvision, the Company considered that both investments had been made with a long-term investment horizon. The Emcore stock was determined to have experienced an “other-than-temporary” decline after Emcore indicated declining revenue as well as charges for write-downs taken in the quarter for inventory and other restructuring charges. Although Emcore’s stock price was less than the Company’s average cost for a period time at the end of March 2002, the Company determined that the decline was not “other-than-temporary” at that time in light of the high volatility of Emcore’s stock trading price, the significant potential advancements represented by its core technologies, its growth potential, the overall decline in the NASDAQ market, and the fact that none of the analysts following Emcore downgraded the stock during the quarter ended in March 2002.

The Company determined that the decline in its investment in Microvision was “other-than-temporary” at June 30, 2002 because the stock began trading negatively when compared to the NASDAQ market at that time. Moreover, a number of analysts forecast in June 2002 that the technology sector would not rebound until after the third quarter of 2002. Prior to that time, the Microvision stock had traded below our average cost for a prolonged time but the Company determined that the decline in Microvision stock prior to June 30, 2002 was not “other-than-temporary” for a number of reasons. First, the Company concluded that there were no Microvision specific factors that indicated that Microvision was not executing on its plan as expected. Microvision was incurring losses, but they were expected and the Company concluded that Microvision’s product development efforts were on track. The downward trend in Microvision’s stock price was reflective of the technology sector in general and, to the Company’s knowledge, did not result from reduced expectations of Microvision’s performance. Furthermore, each quarter prior to June 30, 2002, Microvision made public statements positively and aggressively promoting its current results and future prospects. The Company also considered that the Microvision stock price was highly volatile. Thus, the Company concluded that with high volatility and continued positive performance, a rapid rise in the stock price was possible.

The Company weighed these factors against the Microvision stock price decline and the decline in the overall market. The Company noted that the Microvision stock had experienced 100% volatility and that the analysts’ recommendations at the time included upgrades, not merely maintaining a buy rating. As far as the overall market, the events of September 11, 2001 required the Company to determine whether an “other-than-temporary” decline in the overall market had occurred. In September 2001, it was clear that the market and Microvision’s stock price had reacted to the events of that day. What was not clear, however, was whether the decline caused by September 11 was “other-than-temporary”. In fact, in the fourth quarter of calendar 2001, both the overall market and Microvision’s stock rose significantly. At year-end, Microvision’s stock price was at its quarterly high, with the prospects that the overall market and the Microvision stock price could continue to improve in the first quarter of calendar 2002. Accordingly, it was not until a number of analysts concluded in June 2002 that the technology sector would not rebound until after the third quarter of 2002 and the Microvision stock price fell below the NASDAQ trendline that the Company concluded that an “other-than-temporary” decline had occurred in the overall stock market and in the Company’s Microvision investment.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

Microvision, also is one of the companies in which the Company invested in funded a research and development project for custom light emitting diodes, or LEDs, and laser diodes. The amount of funding received by the Company in connection with the contracts was $4.4 million and $4.7 million for fiscal years ended June 30, 2002 and June 24, 2001, respectively. The amount of the research and development funding received from Microvision was recorded as an offset to research and development expense. There was no funding received from Microvision during the fiscal year ended June 29, 2003 as the contract expired during fiscal 2002. The Company does not anticipate additional funding for research and development from this company in the future.

As of June 29, 2003, the Company’s short-term investments held to maturity included $75.2 million in high-grade corporate bonds and other debt securities that mature within one year. As of June 30, 2002, the Company’s short-term investments held to maturity totaled $32.4 million consisting of high-grade corporate bonds. The Company purchased these investments with a portion of the proceeds from its public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as “securities held-to-maturity” under SFAS 115. The securities are reported on the consolidated balance sheets at amortized cost, as a short-term investment with unpaid interest included in interest receivable. The Company believes that there is no difference between the amortized cost of these securities and their fair value at the time the security is purchased because premiums or discounts are assigned to the securities if a different interest rate is paid than the current prevailing market rate. This premium or discount is amortized or accreted over the remaining life of the security and charged as an increase or decrease to interest income. Over time if interest rates continue to decline, the fair value of the security may be higher than the book value as the interest rate less the premium may be higher than current interest rates. As of June 29, 2003 and June 30, 2002, the Company calculated market value to be in excess of book value by approximately $1.1 million and $78,000, respectively, on combined short term and long term asset balances of $134.0 million and $97.0 million, respectively.

As of June 29, 2003, the Company’s long-term investments held to maturity consisted of $58.8 million in high-grade corporate bond holdings and other debt securities that mature after June 28, 2004. As of June 30, 2002, the Company’s long-term investments held to maturity consisted of $64.2 million in high-grade corporate bond holdings and other debt securities that mature after June 29, 2003. The Company purchased the corporate bonds with a portion of the proceeds from the public stock offering in January 2000. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as “securities held-to-maturity” under SFAS 115. The securities are reported on the consolidated balance sheets at amortized cost, as a long-term held to maturity investment with unpaid interest included in interest receivable if interest is due in less than 12 months, and as a long-term other asset if interest is due in more than 12 months. These investments mature over periods ranging from 13 to 24 months.

As of June 29, 2003, the Company maintained $15.6 million of net investments in privately held companies, which are included in other assets on the consolidated balance sheets. Since the Company does not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting. Because the shares of stock the Company received in these investments are not publicly traded, there is no established market for these securities. The Company reviews the fair value of these investments on a regular basis to evaluate the carrying value of such investments. This review includes, but is not limited to, an analysis of each of the companies’ cash position, financing needs, earnings and revenue outlook, operational performance, management or ownership changes and competition. The evaluation process is based on information requested from the privately held companies by the Company. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

timing and the accuracy of the data received from these companies. If the Company determines that the carrying value of an investment is at an amount in excess of fair value, it is the Company’s policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on the Company’s consolidated statement of operations. During fiscal 2002 and fiscal 2001, the Company recorded write-downs of these investments of $20.4 million pre-tax and $4.6 million pre-tax, respectively, representing the Company’s best estimate of “other-than-temporary” declines in value. These impairment charges were included as an “other non-operating loss” on the consolidated statements of operations. During the fiscal year ended June 29, 2003, there were no additional write-downs taken on these investments and one of the private companies was sold to another company during the second quarter of fiscal 2003 with proceeds of $636,000 received from the sale. The Company’s investment in this company was written down to reflect the fair value based on the expected sales proceeds in the fourth quarter of fiscal 2002.

Two of these private companies in which the Company was a shareholder entered into contracts to fund development programs conducted by the Company. During the first quarter of fiscal 2003, Lighthouse, which is one of these companies, completed funding of a development program that commenced in a prior year and was directed to the development of brighter LEDs. Xemod, which was another of these companies also had commenced a research and development funding project in a prior year directed to the development of SiC RF transistors. The total amount of funding received by the Company from these companies was $500,000, $3.5 million and $5.2 million for the fiscal years ended June 29, 2003, June 30, 2002 and June 24, 2001, respectively. The amount of the research and development funding received from the companies was recorded as an offset to research and development expense. The Company does not anticipate additional funding from these companies in the future as both programs have now ended.

7.    Accrued Expenses

The following table reflects the components of other accrued expenses:

	Year ended (in 000’s)
	June 29, 2003	June 30, 2002
Accrued legal fees	$444	$1,806
Accrued taxes	805	945
Accrued warranty costs	341	673
Other accrued liabilities	497	804

Total accrued expenses	$2,087	$4,228

Accrued expenses include amounts accrued for product warranty expenses at the Cree Microwave segment. Cree Microwave accrues 0.5% of product revenue as a warranty liability each month and maintains the reserve for 36 months after the date of sale pursuant to our warranty terms with our customers. During fiscal year 2003, approximately $10,000 was accrued for additional warranty expense while $331,000 was reversed from the liability due to prior period overstatement of the reserve and $11,000 was used to satisfy warranty claims.

8.    Shareholders’ Equity

On January 18, 2001, Cree announced that its Board of Directors had authorized the repurchase of up to four million shares of its outstanding common stock through January 2002. Additionally, on March 22, 2001, Cree announced that its Board of Directors had increased the repurchase limits under the stock repurchase

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

program announced in January 2001 to include an additional three million shares. In February 2002, the Board of Directors approved the renewal of this program through January 2003. In January 2003, the Board of Directors approved the renewal of this program through January 2004. During fiscal year ended June 30, 2002, the Company repurchased 1.5 million shares at an average price of $13.63 per share with an aggregate value of approximately $20.3 million. Since the inception of the stock repurchase program, Cree has repurchased 3.3 million shares of its common stock at an average price of $15.26 per share, with an aggregate value of $51.0 million.

The Company intends to use available cash to finance purchases under the program. At the discretion of the Company’s management, the repurchase program can be implemented through open market or privately negotiated transactions. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors.

On May 29, 2002, the Company’s Board of Directors adopted a shareholder rights plan, pursuant to which stock purchase rights were distributed to shareholders at a rate of one right with respect to each share of common stock held of record as of June 10, 2002. The rights plan is designed to enhance the board’s ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combinations involving the Company. The Company amended the Articles of Incorporation to designate 200,000 shares of preferred stock as “Series A Preferred Stock” in connection with the implementation of a shareholders’ rights plan. At June 30, 2002, rights to purchase 100,000 shares of Preferred Stock had been distributed to shareholders.

At June 29, 2003, the Company had reserved a total of 16,915,294 shares of its common stock and 100,000 shares of its Series A preferred stock for future issuance as follows:

Number of shares
For exercise of outstanding common stock options	12,804,196
For future common stock option awards	3,504,277
For future issuance to employees under the Employee Stock Purchase Plan	606,821

Total common shares reserved	16,915,294

Series A Preferred Stock reserved for exercise of rights issued under shareholders’ rights plan	100,000

9.    Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “ESPP”) on November 2, 1999. The ESPP provides employees of the Company, and its majority-owned subsidiaries, with an opportunity to purchase common stock through payroll deductions. The purchase price is set at 85% of the fair market value of common stock at the beginning of the participation period, or 85% of the price on the purchase date, whichever is lower. Contributions are limited to 15% of an employee’s compensation. The participation periods have a 12 month duration, with new participation periods beginning in November and May of each year. Each participation period has two purchase dates, one in October and the other in April. The Board of Directors has reserved 1,350,000 shares of common stock for issuance under the ESPP. As of June 29, 2003, 743,179 shares of common stock had been purchased under the ESPP.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

10.    Stock Options and Stock Warrants

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

Stock option activity during the periods ending as indicated is as follows (in 000’s, except per share data):

	June 29, 2003		June 30, 2002		June 24, 2001
	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price
Outstanding—beginning of year	14,684	$25.86	13,522	$26.93	8,180	$13.55
Granted	1,521	$13.64	3,375	$20.48	6,566	$41.41
Exercised	(1,093)	$8.67	(1,054)	$4.01	(797)	$5.19
Forfeited	(2,308)	$48.65	(1,159)	$42.50	(427)	$33.80

Outstanding—end of year	12,804	$21.77	14,684	$25.86	13,522	$26.93

Exercisable—end of year	6,628	$21.35	5,947	$20.39	3,878	$11.83

As permitted by SFAS 123, the Company has elected to follow APB 25 and related interpretations and amendments in accounting for its employee stock option plans. In connection with restricted stock grants and discounted stock options assumed by the Company in its acquisition of Nitres, Inc. (“Nitres”) on May 1, 2000, the Company recognized compensation expense of $478,000, $515,000, and $501,000 during the years ended June 29, 2003, June 30, 2002, and June 24, 2001, respectively. As of June 29, 2003, June 30, 2002, and June 24, 2001, the Company had deferred compensation balances of $218,000, $696,000, and $1.2 million, respectively. This amount represents the difference between the grant price and the deemed fair value of stock and stock options granted previously.

Due to the cancellation of a stock option held by an employee during the year ended June 29, 2003, a separate stock option granted to the same employee less than six months previously is subject to variable accounting. Accordingly, the Company recognized compensation expense of $50,000 during the year ended June 29, 2003 and has included $11,000 in deferred compensation as of June 29, 2003.

Selected information regarding stock options as of June 29, 2003 is as follows (in 000’s, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Life in Years	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$ 0.01-$ 6.16	2,407	4.64	$3.53	2,218	$3.55
$ 10.25-$ 13.92	2,341	6.03	$12.63	295	$12.52
$ 14.49-$ 20.24	2,310	5.82	$18.90	928	$18.76
$ 21.59-$ 33.50	3,137	5.62	$25.62	1,527	$26.17
$ 34.63-$ 71.53	2,609	7.14	$44.71	1,660	$43.74

	12,804	5.85	$21.77	6,628	$21.35

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

On March 17, 2003, the Company made an offer to exchange options to purchase an aggregate of 3,482,128 shares of the Company’s common stock held by eligible employees (the “Offer”). Directors and executive officers were not eligible to participate in the Offer. The options subject to the Offer were granted under the Company’s Equity Compensation Plan and 2001 Stock Option Bonus Plan granted at exercise prices greater than $30.00 per share. The Offer, including all withdrawal rights, expired at 12:00 midnight Eastern Time on Friday, April 11, 2003. On April 12, 2003, the Company accepted for cancellation options to purchase 1,663,600 shares of its common stock, tendered by 91 eligible employees, representing approximately 48% of the options that were eligible to be tendered in the Offer. Subject to the terms and conditions of the Offer, the Company will grant new options to purchase approximately 562,852 shares of its common stock on October 13, 2003 in exchange for the options tendered and accepted. The new options will be granted under the Company’s Equity Compensation Plan with an exercise price equal to the last sale price of the Company’s common stock reported by the Nasdaq National Market on the new option grant date. The new options will not vest for six months after the new option grant date after which the vesting schedule of each new option will be the same as the corresponding canceled option in percentage terms.

In connection with the Company’s September 1995 private placement, the Company issued warrants to purchase 1.2 million shares of the Company’s common stock. These warrants had a 5-year term and an exercise price of $6.81 per share, which represents fair value on the date of grant. Warrants to purchase 462,000 shares of common stock were exercised during the fiscal year ended June 24, 2001. As of June 24, 2001, all warrants issued under this private placement had been exercised. In conjunction with the Company’s acquisition of Nitres in May 2000, the Company assumed outstanding warrants that had been previously issued by Nitres in February 2000. These warrants had a 7-year term and an exercise price of $1.28 per share. During the year ended June 24, 2001, the remaining warrants to purchase 31,360 shares of the Company’s common stock were exercised.

11.    Lease Commitments

The Company currently leases four facilities. These facilities are comprised of both office and manufacturing space. The first facility has a remaining lease term for approximately seven and one-half years. The second facility lease expires in approximately two years. The third and fourth leases are for sales offices that expire in June 2005 and July 2004, respectively. All of the remaining lease agreements provide for rental adjustments for increases in base rent (up to specific limits) property taxes and general property maintenance that would be recorded as rent expense if applicable. The Company has subleased a portion of one of the facilities that it currently leases to a third party. The sublease is a two year agreement that expires in July 2004.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

Rent expense associated with these and other expired operating leases totaled $1.8 million, $1.7 million and $1.2 million for the years ended June 29, 2003, June 30, 2002, and June 24, 2001, respectively. Sublease income was $173,000, $224,000 and $166,000 for the years ended June 29, 2003, June 30, 2002 and June 24, 2001, respectively. Future minimum rentals as of June 29, 2003 under these leases are as follows:

Fiscal Years Ended	Minimum Rental Amount (in 000’s)
June 27, 2004	$1,783
June 26, 2005	1,766
June 25, 2006	1,085
June 24, 2007	961
June 30, 2008	961
Thereafter	3,285

Total	$9,841

Future minimum sub lease rental income generated from subleases is targeted to be $194,000 and $16,000 for the fiscal years ended June 27, 2004 and June 26, 2005, respectively.

During July 2003, Cree entered into an agreement to lease certain research and development equipment to a customer for the following twelve-month period. As of June 29, 2003, the equipment cost is $1.7 million with accumulated depreciation of $632,000. The future minimum rental income as of June 29, 2003 under this lease is $484,000 and $21,000 for fiscal 2004 and fiscal 2005, respectively.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

The actual income tax expense for the years ended June 29, 2003, June 30, 2002, and June 24, 2001, differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax earnings as a result of the following:

	Year Ended (in 000’s)
	June 29, 2003	June 30, 2002	June 24, 2001
Federal income tax provision at statutory rate	$16,507	$(45,644)	$17,565
State tax provision	318	(3,009)	1,439
Increase (decrease) in income tax expense resulting from:
Foreign sales corporation	(1,800)	—	(2,108)
Investments	—	20,562	—
Research and development	(2,285)	(600)	(538)
Amortization	(406)	—	(203)
In process research and development	—	—	6,090
Other	(71)	—	98

Income tax expense (benefit)	$12,263	$(28,691)	$22,343

The following are the components of the provision for income taxes for the years ended June 29, 2003, June 30, 2002 and June 24, 2001:

	Year Ended (in 000’s)
	June 29, 2003	June 30, 2002	June 24, 2001
Current:
Federal	$1,874	$(2,200)	$7,111
State	388	—	832

	2,262	(2,200)	7,943
Deferred:
Federal	9,291	(23,482)	13,988
State	710	(3,009)	412

	10,001	(26,491)	14,400

Net Provision	$12,263	$(28,691)	$22,343

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Year Ended (in 000’s)
	June 29, 2003	June 30, 2002	June 24, 2001
Current deferred tax asset:
Compensation	$578	$522	$491
Inventory	1,068	374	544
Bad debt	275	230	129
Marketable equity securities and other	(58)	(4)	3,008

Net current deferred tax asset	1,863	1,122	4,172

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

	Year Ended (in 000’s)
	June 29, 2003	June 30, 2002	June 24, 2001
Non current deferred tax asset (liability):
Alternative minimum tax	2,448	—	2,295
Net operating loss carryforwards	4,150	9,059	421
Research tax credits	5,046	2,869	2,369
Fixed assets	(16,421)	(12,763)	(7,925)
Goodwill	28,898	31,501	—
State tax credits and other	(3,187)	(3,301)	(1,010)

Net non current deferred tax asset (liability)	20,934	27,365	(3,850)

Net deferred tax asset	$22,797	$28,487	$322

As of June 29, 2003, the Company has federal net operating loss carryforwards of approximately $9.2 million and state net economic loss carryovers of approximately $20.0 million. The federal net operating loss will begin to expire in 2021. The state net economic loss carryforward will expire beginning in 2011. Research and development tax credits begin to expire in 2011. State incentive tax credits begin to expire in 2004.

13.    Contingencies

On June 10, 2003, the Trustees of Boston University and Cree Lighting Company commenced a patent infringement lawsuit against AXT, Inc., a manufacturer of gallium nitride-based LEDs and other products, by filing a complaint in the U.S. District Court for the Northern District of California. In the complaint Boston University and Cree Lighting allege that AXT is infringing U.S. Patent No. 5,686,738, entitled “Highly Insulating Monocrystalline Gallium Nitride Thin Films,” by, among other things, importing, selling and/or offering for sale gallium nitride-based LEDs covered by one or more claims of the patent. Effective June 29, 2003, Cree Lighting Company was merged into Cree, Inc. The ‘738 patent is owned by Boston University and is licensed to the Company on an exclusive basis. The complaint seeks damages and an injunction against infringements. On July 23, 2003, AXT filed an answer and counterclaim. In its answer, AXT denies infringement and alleges that the patent is invalid. AXT also filed a counterclaim alleging among other things that the lawsuit is objectively baseless and was brought for improper purposes. AXT further alleges various antitrust, unfair competition, interference with contract and related claims. AXT’s counterclaim seeks damages, declaratory relief and an injunction against acts in violation of certain antitrust and other laws. The plaintiffs’ replies to AXT’s counterclaim denying the allegations were filed on August 29, 2003. The Company intends to pursue this complaint vigorously.

On June 12, 2003, Eric Hunter, and his wife Jocelyn Hunter, filed a lawsuit in United States District Court for the Middle District of North Carolina in Greensboro, North Carolina naming the Company and Neal Hunter, Eric Hunter’s brother and the Company’s current chairman, as defendants. The complaint alleged claims for defamation and harassment as well as violations of employment and federal securities laws related to transactions with C&C, and other matters. The Hunters sought personally to recover damages in excess of $3 billion for unspecified harm resulting from the alleged conduct, as well as a preliminary injunction against future harassment. On June 26, 2003, the Company filed a motion to dismiss the lawsuit and requested a hearing on the motion. On the same date, the Hunters filed a motion to amend their complaint to add additional state law claims. The Hunters subsequently sought to file three further amendments to their complaint to add additional allegations and parties, including Bank of America N.A.,

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

CIBC Worlds Markets, Prudential Securities, Soundview Technology Group, Inc., Morgan Keegan & Company, Inc. and Ernst & Young. In a hearing on August 14, 2003, the court denied the Hunters’ motion for a preliminary injunction, finding that there was not enough evidence presented by the Hunters to even infer that Cree or Neal Hunter was responsible for the harassment that the Hunters alleged to have occurred. The court granted the Hunters’ motions to amend, but indicated that no further amendments would be allowed unless the Hunters could show extremely exceptional or unusual circumstances. On September 19, 2003, the Company filed a renewed motion to dismiss the Hunters’ complaint, as amended, and the Company intends to continue to vigorously defend the litigation. As a result of the commencement of the litigation, on June 14, 2003, the Company’s Board of Directors created a litigation committee, comprised of directors Mr. Dolph W. von Arx and Mr. James E. Dykes, to direct the litigation and any related litigations, including the shareholder class action lawsuits described below.

Between June 16 and August 18, 2003, nineteen purported class action lawsuits were filed in the United States District Court for the Middle District of North Carolina by certain alleged purchasers of the Company’s stock. The lawsuits name the Company, certain of its officers and current and former directors. These complaints allege, among other things, violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. In addition, among other claims, one or more of the complaints allege that the Company made certain false and misleading statements in connection with its acquisition of the UltraRF division of Spectrian, its supply agreement with Spectrian, its investment in World Theater, Inc. and its agreements with C&C. The complaints seek unspecified damages, plus costs and expenses, including attorney fees and experts’ fees. As is usual in these types of cases, the Company anticipates that all of the pending class actions will be consolidated and that an amended consolidated complaint will be filed, to which the Company intends to respond in due course. The Company intends to defend the cases vigorously.

In July 2003, the Securities and Exchange Commission (the “SEC”) initiated an informal inquiry of us and requested that the Company voluntarily provide certain information. The Company is cooperating with the SEC in this informal inquiry and has provided the SEC with written responses and documents. At this time, the Company is unable to determine whether this informal inquiry may lead to potentially adverse action, although it does not believe that grounds justifying any enforcement action exist.

On August 7, 2003, the Nasdaq Stock Market, Inc. (“Nasdaq”) requested information from the Company regarding the informal inquiry being conducted by the SEC and its pending litigation. The Company is cooperating with this request and have provided Nasdaq with written responses and documents. At this time, the Company is unable to determine whether this request may lead to potentially adverse action.

The Company currently is a party to other legal proceedings incidental to its business. If an unfavorable resolution occurs in these other legal proceedings or the matters described above, our business, results of operations and financial condition could be materially adversely affected.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

14.    Retirement Plan

The Company maintains an employee benefit plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code. Under the Plan, there is no fixed dollar amount of retirement benefits, and actual benefits received by employees will depend on the amount of each employee’s account balance at the time of retirement. All employees are eligible to participate under the Plan on the first day of a new fiscal month after date of hire. The Pension Benefit Guaranty Corporation does not insure the Plan. The Company may, at its discretion, make contributions to the Plan. However, the Company did not make any contributions to the Plan during the years ended June 29, 2003, June 30, 2002 and June 24, 2001.

15.    Earnings (Loss) Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

	Year Ended (in 000’s, except per share data)
	June 29, 2003	June 30, 2002	June 24, 2001
Basic:
Net income (loss)	$34,901	$(101,723)	$27,843

Weighted average common shares	73,196	72,718	72,243

Basic earnings (loss) per share	$0.48	$(1.40)	$0.39

Diluted:
Net income (loss)	$34,901	$(101,723)	$27,843

Weighted average common shares-basic	73,196	72,718	72,243
Dilutive effect of stock options and warrants	2,107	—	3,492

Weighted average common shares-diluted	75,303	72,718	75,735

Diluted earnings (loss) per share	$0.46	$(1.40)	$0.37

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with SFAS 128, “Earnings Per Share”, these shares were not included in calculating diluted earnings per share. As of June 29, 2003, June 30, 2002 and June 24, 2001, there were 9.2 million, 10.4 million and 6.4 million shares, respectively, that are not included in calculating diluted earnings per share because their effect was antidilutive.

16.    Recent Accounting Pronouncements

Effective July 1, 2002, the Company adopted Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise for impairments. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The nonamortization provisions of SFAS 142 apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. The Company wrote off all of its goodwill and intangible assets in March 2002, therefore amortization ceased beginning April 2002.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

Actual results of operations and pro forma results of operations for the years ended June 29, 2003, June 30, 2002 and June 24, 2001 had we applied the nonamortization provisions of SFAS 142 in the period are as follows:

	Year Ended
	June 29 2003	June 30, 2002	June 24, 2001
	(in thousands)
Reported net income (loss)	$34,901	$(101,723)	$27,843
Goodwill and intangible amortization, net of tax	—	5,277	3,040

Proforma net income (loss)	$34,901	$(96,446)	$30,883

Basic income (loss) per share:
Reported net income (loss)	$0.48	$(1.40)	$0.39
Goodwill and intangible amortization	—	0.07	0.04

Proforma net income (loss)	$0.48	$(1.33)	$0.43

Diluted income (loss) per share:
Reported net income (loss)	$0.46	$(1.40)	$0.37
Goodwill and intangible amortization	—	0.07	0.04

Proforma net income (loss)	$0.46	$(1.33)	$0.41

In August 2001, the FASB issued Statement of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred. This is done by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The Statement is effective for financial statements for fiscal years beginning after June 15, 2002 and has been adopted by the Company in fiscal 2003. The adoption of SFAS 143 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In October 2001, the FASB issued Statement of Financial Accounting Standards 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 144”). SFAS 144 addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment and certain provisions of APB 30 related to reporting the effects of the disposal of a business segment, including discontinued operations. This Statement requires future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than at the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 144 in fiscal 2003. The adoption of SFAS 144 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB 30. SFAS 145 also amends Statement 13 to require that certain modifications to capital leases be treated as a sale-leaseback and

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, SFAS 145 rescinded Statement 44 addressing the accounting for intangible assets of motor carriers and made numerous technical corrections. SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and has been adopted by the Company in fiscal 2003. The adoption of SFAS 145 did not have a material impact on the Company’s results of operations, financial position or cash flow.

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146, which nullified EITF Issue  94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on the Company’s results of operations or financial position or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition disclosure requirements of SFAS 148 are effective for fiscal year 2003. The interim and annual disclosure requirements were effective for the third quarter of 2003. The adoption of SFAS 148 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45,”Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued after December 28, 2002. At adoption, FIN 45 did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new VIEs created after January 31, 2003.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 29, 2003

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by Form 10-K, our disclosure controls and procedures provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.    Directors and Executive Officers

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plans

The following table provides information, as of June 29, 2003, for all of the Company’s compensation plans (including individual arrangements) under which we are authorized to issue equity securities.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	9,483,046	(2)	$22.71	4,111,098	(3)
Equity compensation plans not approved by security holders	3,321,150	(4)	$19.07	0
Total	12,804,196		$21.77	4,111,098

(1)	Refers to shares of the Company’s common stock. All amounts are as of June 29, 2003.
(2)	Includes shares issuable upon exercise of outstanding options under the following plans in the amounts indicated: Equity Compensation Plan—9,291,046 shares; and Stock Option Plan for Non-Employee Directors—192,000 shares.
(3)	Includes shares remaining for future issuance under the following plans in the amounts indicated: Equity Compensation Plan—3,504,277 shares and 1999 Employee Stock Purchase Plan—606,821 shares.
(4)	Includes shares issuable upon exercise of outstanding options under the following plans in the amounts indicated: 2001 Nonqualified Stock Option Plan—2,876,120 shares; Fiscal 2002 Stock Option Bonus Plan—58,698 shares; Fiscal 2001 Stock Option Bonus Plan—245,515 shares; and Nitres, Inc. 1999 Stock Option/Issuance Plan—140,817 shares. The options outstanding under the Nitres, Inc. 1999 Stock Option/Issuance Plan, which have a weighted average exercise price of $0.01 per share, were assumed by the Company in connection with its acquisition of Nitres, Inc. in May 2000.

Other than the 1999 Employee Stock Purchase Plan, the only compensation plans or arrangements under which the Company is authorized to issue equity securities are the following (collectively, the “Option Plans”): (1) the Equity Compensation Plan; (2) the 2001 Nonqualified Stock Option Plan; (3) the Fiscal 2002 Stock Option Bonus Plan; (4) the Fiscal 2001 Stock Option Bonus Plan; (5) the Stock Option Plan for Non-Employee Directors; and (6) options assumed under the Nitres, Inc. 1999 Stock Option/Issuance Plan in connection with the Company’s acquisition of Nitres, Inc. in May 2000. The only Option Plan under which the Company remains authorized to make future awards is the Equity Compensation Plan.

The 1999 Employee Stock Purchase Plan and all of the Option Plans, have been previously approved by the shareholders with the exception of the 2001 Nonqualified Stock Option Plan, the two Stock Option Bonus Plans, and the options assumed under the Nitres, Inc. 1999 Stock Option/Issuance Plan. The Equity

Compensation Plan was originally adopted by the Board of Directors in 1989 and approved by the shareholders in 1995. As permitted by its terms, the Equity Compensation Plan was amended by the Board of Directors in 1999 and 2000, without a shareholder vote, to authorize an additional 859,800 shares for nonqualified stock option grants to newly hired employees where the grants were deemed essential to induce such individuals to accept employment with the Company. A further amendment of the Equity Compensation Plan, increasing the shares authorized for issuance under the plan since its adoption to a total of 19,819,800 shares (including the 859,800 shares previously authorized by the Board of Directors) was approved by the shareholders in October 2000.

The following description of the Company’s Option Plans is merely a summary of some of their respective terms and provisions, is not intended to be a complete description and is qualified in its entirety by reference to the full text of the applicable plan.

Option Plans—General.    The Option Plans are administered under the direction of the Compensation Committee of the Board of Directors, which is comprised entirely of directors not employed by the Company. The Committee has broad discretion to determine the terms and conditions of options granted under the Option Plans and must approve, among other things, recommendations regarding grants and grant guidelines with respect to: (1) the individuals to whom option grants are to be made; (2) the time or times at which options are granted; (3) the number of shares subject to each option; (4) the vesting terms of each option; and (5) the term of each option. The Option Plans prohibit the grant of options with an exercise price less than the fair market value of the Company’s common stock on the date of grant.

Each of the Option Plans provides that the option price, as well as the number of shares subject to options granted or to be granted under the plan, shall be appropriately adjusted in the event of any stock split, stock dividend, recapitalization or other specified events involving a change in the capitalization of the Company. The terms of the Option Plans generally permit the Board of Directors to amend or terminate the plans, provided that no modification or termination may adversely affect prior awards without the participant’s approval and subject, in the case of the Equity Compensation Plan, to obtaining shareholder approval to the extent required for incentive stock option grants under Section 422 of the Code.

Equity Compensation Plan.    The Equity Compensation Plan provides for grants to participants in the form of both incentive stock options and nonqualified stock options. Incentive stock options are awards intended to qualify for certain favorable tax treatment under Section 422 of the Internal Revenue Code, as amended (the “Code”). To date no incentive stock options have been granted under the plan and none are presently contemplated. The Compensation Committee has the exclusive right to determine those persons eligible to participate in the Equity Compensation Plan. Subject to the foregoing, any of the Company’s employees (including of our controlled subsidiaries) or any other person, including directors, may participate in the Equity Compensation Plan if the Committee determines such participation is in the best interest of the Company. As of June 29, 2003, there were outstanding nonqualified stock options to purchase 9,291,046 shares, and 3,504,277 options remained available for future awards under the plan. During fiscal 2003, options to purchase a total of 1,139,931 shares were granted under the Equity Compensation Plan at an average exercise price of $13.47 per share.

Non-Employee Director Stock Option Plan.    The Stock Option Plan for Non-Employee Directors (the “Director Plan”) was adopted by the Board of Directors and approved by the shareholders in 1995. The Director Plan provided for fixed annual grants to the Company’s non-employee directors of nonqualified stock options to purchase shares of the Company’s common stock. The Director Plan was terminated as to future grants in 1997. As of June 29, 2003, there were options to purchase 192,000 shares outstanding under the Director Plan.

2001 Nonqualified Stock Option Plan.    The 2001 Nonqualified Stock Plan (the “Nonqualified Plan”) was adopted by the Board of Directors in April 2001. The Nonqualified Plan provided for grants to eligible participants of nonqualified stock options to purchase shares of the Company’s common stock. None of the Company’s directors or officers were eligible to receive awards under the Nonqualified Plan. During fiscal 2003, options to purchase a total of 380,811 shares were granted under the Nonqualified Plan at an average exercise price of $14.17 per share. The Nonqualified Plan terminated as to additional grants in January 2003. As of June 29, 2003, there were options to purchase 2,876,120 shares outstanding under the Nonqualified Plan.

Fiscal 2001 and Fiscal 2002 Stock Option Bonus Plans.    The Board of Directors adopted the Fiscal 2001 Stock Option Bonus Plan (“Fiscal 2001 Bonus Plan”) in October 1999 in order to provide for grants of nonqualified stock options to the Company’s eligible employees (including its controlled subsidiaries) for each quarter of fiscal 2001 if we achieved pre-established financial targets for the quarter. None of the Company’s directors and officers were eligible to receive awards under the plan, and employees participating in the Company’s cash incentive compensation programs did not participate in the plan. Participants in the Fiscal 2001 Bonus Plan received stock option grants for all four quarters of fiscal 2001 representing rights to purchase a total of 372,400 shares at an average exercise price of $29.34 per share. The Fiscal 2001 Bonus Plan terminated as to additional grants in September 2001. As of June 29, 2003, there were options to purchase 245,515 shares outstanding under the Fiscal 2001 Bonus Plan.

The Fiscal 2002 Stock Option Bonus Plan (“Fiscal 2002 Bonus Plan”) was adopted by the Company’s Board of Directors in July 2001 with substantially the same terms as the Fiscal 2001 Bonus Plan. Under the Fiscal 2002 Bonus Plan, participants received only the first of the four potential option grants for fiscal 2002, with the options awarded representing rights to purchase a total of 84,306 shares at an average exercise price of $18.75 per share. The Fiscal 2002 Bonus Plan terminated as to additional grants in September 2002. As of June 29, 2003, there were options to purchase 58,698 shares outstanding under the Fiscal 2002 Bonus Plan.

Nitres, Inc. 1999 Stock Option/Issuance Plan.    In connection with the acquisition of Nitres, Inc. in May 2000, pursuant to which Nitres became a wholly-owned subsidiary of the Company and changed its name to Cree Lighting Company, the Company assumed certain outstanding stock options granted under the Nitres, Inc. 1999 Stock Option/Issuance Plan (the “Nitres Plan”). Since the closing of the acquisition, no additional stock options have been awarded, nor are any authorized to be awarded, under the Nitres Plan. As of June 29, 2003, there were 140,817 nonqualified stock options outstanding under the Nitres Plan.

Item 13.    Certain Relationships and Related Transactions

Item 14.    Principal Accounting Fees and Services

Information called for in items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2003.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) Financial statements and financial statement schedule—the financial statements and reports of independent auditors are filed as part of this report (see index to Consolidated Financial Statements at Part II Item 8). The financial statement schedules are not included in this item as they are either not applicable or are included as part of the consolidated financial statements.

(a) (3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws, as amended (2)

4.1	Specimen Common Stock Certificate (1)

4.2	Rights Agreement dated as of May 30, 2002 between the Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively (3)

10.1	Equity Compensation Plan, as amended and restated December 1, 2000 (4)*

10.2	Stock Option Plan for Non-Employee Directors (terminated as to future grants pursuant to Board action dated September 1, 1997) (5)*

10.3	Nitres, Inc. 1999 Stock Option/Issuance Plan (terminated as to future grants—following the acquisition of Nitres, Inc. by the Registrant effective May 1, 2000) (1)*

10.4	2001 Nonqualified Stock Option Plan (1)*

10.5	Fiscal 2001 Stock Option Bonus Plan (plan expired September 30, 2001) (1)*

10.6	Fiscal 2002 Stock Option Bonus Plan (plan expired September 30, 2002) (1)*

10.7	Fiscal 2004 Management Incentive Compensation*

10.8	Fiscal 2002 Management Incentive Compensation Plan (6)*

10.9	Fiscal Year 2003 Management Incentive Compensation Plan (7)*

10.10	Employment Agreement, dated as of December 1, 2000, between the Company and M. Todd Tucker (8)*

10.11	Letter Agreement, dated as of January 16, 2003, between the Company and M. Todd Tucker (9)*

10.12	License Agreement between the Company and North Carolina State University, dated December 3, 1987 (10)

10.13	Amendment to License Agreement between the Company and North Carolina State University, dated September 11, 1989 (10)

10.14	Sublease Agreement, dated December 29, 2000, between Zoltar Acquisition Inc. (now Cree Microwave, Inc.) and Spectrian Corporation (11)

10.15	Purchase and Supply Agreement, dated December 29, 2000, between Spectrian Corporation and Zoltar Acquisition, Inc. (now Cree Microwave, Inc.) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

Exhibit No.	Description

10.16	Amendment of Purchase and Supply Agreement, dated October 19, 2001, between Spectrian Corporation and UltraRF, Inc. (now Cree Microwave, Inc.) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.17	Amendment No. 2 to Purchase and Supply Agreement, effective as of March 31, 2002, between Spectrian Corporation and UltraRF, Inc. (now Cree Microwave, Inc.) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.18	Settlement Agreement and Release, effective as of November 15, 2002, among Spectrian Corporation, the Company and Cree Microwave, Inc.

10.19	Distribution Agreement, dated April 5, 2002, between the Company and Sumitomo Corporation (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.20	Letter Agreement, dated March 14, 2003, between the Company and Sumitomo Corporation (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.21	Letter Agreement, dated January 31, 1996, between C3 Diamante, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.22	Letter Agreement, dated February 12, 1996, between C3 Diamante, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.23	Amended and Restated Exclusive Supply Agreement, effective as of June 6, 1997, between C3, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.24	Letter Agreement, dated July 14, 1997, between C3, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.25	Letter Agreement, dated July 14, 1997, between C3, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.26	Letter Agreement, dated August 5, 2002, between Charles & Colvard, Ltd. and Cree, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.27	Contract No. N00014-02-C-0302, dated June 28, 2002, between the Company and the Office of Naval Research, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.28	Contract No. N00014-02-C-0306, dated June 28, 2002, between the Company and the Office of Naval Research, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

Exhibit No.	Description

10.29	Contract No. N00014-02-C-0250, dated July 3, 2002, between the Company and the Office of Naval Research, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.30	Contract No. F33615-99-C-5316, dated August 30, 1999, between the Company and Air Force Research Laboratories, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.31	Contract No. DAAD17-02-C-0073, dated March 20, 2002, between the Company and US Army Robert Morris Acquisition Center, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Auditors

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.4	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein. Filed as an exhibit to the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on August 19, 2002.
(2)	Incorporated by reference herein. Filed as an exhibit to the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on August 27, 2001.
(3)	Incorporated by reference herein. Filed as an exhibit to the Company’s Registration Statement filed on Form 8-A with the Securities and Exchange Commission on May 30, 2002.
(4)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on February 2, 2001.
(5)	Incorporated by reference herein. Filed as an exhibit to the Company’s Registration Statement filed on Form S-8, Registration No. 33-98958, and effective with the Securities and Exchange Commission on November 3, 1995.
(6)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on February 5, 2002.
(7)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on October 29, 2002.
(8)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on November 2, 2001.
(9)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on April 29, 2003.
(10)	Incorporated by reference herein. Filed as an exhibit to the Company’s Registration Statement filed on Form SB-2, Registration No. 33-55998, and declared effective by the Securities and Exchange Commission on February 8, 1993.
(11)	Incorporated by reference herein. Filed as an exhibit to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on January 12, 2001.
*	Management Contract or Compensatory Plan

(b) Reports on Form 8-K.

On June 13, 2003 the Company furnished a Current Report on Form 8-K attaching two press releases describing a lawsuit that had been filed in federal district court in Greensboro, North Carolina by former Company CEO and current part-time employee, Eric Hunter, and his wife, Jocelyn Hunter, naming Neal Hunter, Eric Hunter’s brother and current Company chairman, and the Company as defendants. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

On April 29, 2003, the Company furnished a Current Report on Form 8-K containing the certifications of its chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 its Quarterly Report related to the Company’s Quarterly Report for the quarter ended March 30, 2003 on Form 10-Q. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

On April 16, 2003, the Company furnished a Current Report on Form 8-K containing its press release on its earnings results for the quarter ended March 30, 2003. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    September 25, 2003

CREE, INC.

By:	/s/ CHARLES M. SWOBODA

Charles M. Swoboda Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ F. NEAL HUNTER F. Neal Hunter	Chairman	September 25, 2003

/S/ CHARLES M. SWOBODA Charles M. Swoboda	Chief Executive Officer and Director	September 25, 2003

/S/ CYNTHIA B. MERRELL Cynthia B. Merrell	Chief Financial Officer and Chief Accounting Officer	September 25, 2003

/S/ JAMES E. DYKES James E. Dykes	Director	September 25, 2003

/S/ WILLIAM J. O’MEARA William J. O’Meara	Director	September 25, 2003

/S/ JOHN W. PALMOUR, PH.D. John W. Palmour, Ph.D.	Director	September 25, 2003

/S/ ROBERT J. POTTER, PH.D. Robert J. Potter, Ph.D.	Director	September 25, 2003

/S/ DOLPH W. VON ARX Dolph W. von Arx	Director	September 25, 2003

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws, as amended (2)

4.1	Specimen Common Stock Certificate (1)

4.2	Rights Agreement dated as of May 30, 2002 between the Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively (3)

10.1	Equity Compensation Plan, as amended and restated December 1, 2000 (4)*

10.2	Stock Option Plan for Non-Employee Directors (terminated as to future grants pursuant to Board action dated September 1, 1997) (5)*

10.3	Nitres, Inc. 1999 Stock Option/Issuance Plan (terminated as to future grants—following the acquisition of Nitres, Inc. by the Registrant effective May 1, 2000) (1)*

10.4	2001 Nonqualified Stock Option Plan (1)*

10.5	Fiscal 2001 Stock Option Bonus Plan (plan expired September 30, 2001) (1)*

10.6	Fiscal 2002 Stock Option Bonus Plan (plan expired September 30, 2002) (1)*

10.7	Fiscal 2004 Management Incentive Compensation Plan*

10.8	Fiscal 2002 Management Incentive Compensation Plan (6)*

10.9	Fiscal Year 2003 Management Incentive Compensation Plan (7)*

10.10	Employment Agreement, dated as of December 1, 2000, between the Company and M. Todd Tucker (8)*

10.11	Letter Agreement, dated as of January 16, 2003, between the Company and M. Todd Tucker (9)*

10.12	License Agreement between the Company and North Carolina State University, dated December 3, 1987 (10)

10.13	Amendment to License Agreement between the Company and North Carolina State University, dated September 11, 1989 (10)

10.14	Sublease Agreement, dated December 29, 2000, between Zoltar Acquisition Inc. (now Cree Microwave, Inc.) and Spectrian Corporation (11)

10.15	Purchase and Supply Agreement, dated December 29, 2000, between Spectrian Corporation and Zoltar Acquisition, Inc. (now Cree Microwave, Inc.) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.16	Amendment of Purchase and Supply Agreement, dated October 19, 2001, between Spectrian Corporation and UltraRF, Inc. (now Cree Microwave, Inc.) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.17	Amendment No. 2 to Purchase and Supply Agreement, effective as of March 31, 2002, between Spectrian Corporation and UltraRF, Inc. (now Cree Microwave, Inc.) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.18	Settlement Agreement and Release, effective as of November 15, 2002, among Spectrian Corporation, the Company and Cree Microwave, Inc.

Exhibit No.	Description

10.19	Distribution Agreement, dated April 5, 2002, between the Company and Sumitomo Corporation (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.20	Letter Agreement, dated March 14, 2003, between the Company and Sumitomo Corporation (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.21	Letter Agreement, dated January 31, 1996, between C3 Diamante, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.22	Letter Agreement, dated February 12, 1996, between C3 Diamante, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.23	Amended and Restated Exclusive Supply Agreement, effective as of June 6, 1997, between C3, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.24	Letter Agreement, dated July 14, 1997, between C3, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.25	Letter Agreement, dated July 14, 1997, between C3, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.26	Letter Agreement, dated August 5, 2002, between Charles & Colvard, Ltd. and Cree, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.27	Contract No. N00014-02-C-0302, dated June 28, 2002, between the Company and the Office of Naval Research, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.28	Contract No. N00014-02-C-0306, dated June 28, 2002, between the Company and the Office of Naval Research, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.29	Contract No. N00014-02-C-0250, dated July 3, 2002, between the Company and the Office of Naval Research, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.30	Contract No. F33615-99-C-5316, dated August 30, 1999, between the Company and Air Force Research Laboratories, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.31	Contract No. DAAD17-02-C-0073, dated March 20, 2002, between the Company and US Army Robert Morris Acquisition Center, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

2

Exhibit No.	Description

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Auditors

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.4	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein. Filed as an exhibit to the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on August 19, 2002.
(2)	Incorporated by reference herein. Filed as an exhibit to the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on August 27, 2001.
(3)	Incorporated by reference herein. Filed as an exhibit to the Company’s Registration Statement filed on Form 8-A with the Securities and Exchange Commission on May 30, 2002.
(4)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on February 2, 2001.
(5)	Incorporated by reference herein. Filed as an exhibit to the Company’s Registration Statement filed on Form S-8, Registration No. 33-98958, and effective with the Securities and Exchange Commission on November 3, 1995.
(6)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on February 5, 2002.
(7)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on October 29, 2002.
(8)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on November 2, 2001.
(9)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on April 29, 2003.
(10)	Incorporated by reference herein. Filed as an exhibit to the Company’s Registration Statement filed on Form SB-2, Registration No. 33-55998, and declared effective by the Securities and Exchange Commission on February 8, 1993.
(11)	Incorporated by reference herein. Filed as an exhibit to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on January 12, 2001.
*	Management Contract or Compensatory Plan

3