Form 10-Q
period 2003-09-28
CREE INC
filed 2003-10-29
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 20, 2003 was 74,208,423.

CREE, INC.

FORM 10-Q

For the Quarter Ended September 28, 2003

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 28, 2003	June 29, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,739	$64,795
Short-term investments held to maturity	81,384	75,242
Accounts receivable, net	57,659	43,901
Interest receivable	1,762	1,650
Inventories, net	16,225	17,674
Deferred income taxes	1,964	1,863
Prepaid expenses and other current assets	3,258	4,230

Total current assets	217,991	209,355
Property and equipment, net	256,955	251,346
Long-term investments held to maturity	57,997	58,794
Deferred income taxes	16,952	20,934
Patent and license rights, net	10,553	7,146
Other assets	16,185	16,119

Total assets	$576,633	$563,694

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$15,272	$14,916
Accrued salaries and wages	5,243	5,756
Deferred revenue	7,132	5,533
Other accrued expenses	4,321	2,087

Total current liabilities	31,968	28,292
Long term liabilities:
Other long term liabilities	—	31

Total long term liabilities	—	31
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 28, 2003 and June 29, 2003; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized; 74,207 and 74,127 shares issued and outstanding at September 28, 2003 and June 29, 2003, respectively	92	92
Additional paid-in-capital	526,627	526,318
Deferred compensation expense	(113)	(218)
Retained earnings	18,059	9,179

Total shareholders’ equity	544,665	535,371

Total liabilities and shareholders’ equity	$576,633	$563,694

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 28, 2003	September 29, 2002
Revenue:
Product revenue, net	$59,163	$42,154
Contract revenue, net	7,048	6,657

Total revenue	66,211	48,811
Cost of revenue:
Product revenue	32,503	25,117
Contract revenue	5,492	4,989

Total cost of revenue	37,995	30,106

Gross profit	28,216	18,705
Operating expenses:
Research and development	8,327	6,564
Sales, general and administrative	7,912	7,825
Severance expense	—	400
Other expense	3	69

Income from operations	11,974	3,847
Interest income, net	892	1,400
Other income	2	—

Income before income taxes	12,868	5,247
Income tax expense	3,989	1,364

Net income	$8,879	$3,883

Earnings per share:
Basic	$0.12	$0.05

Diluted	$0.12	$0.05

Shares used in per share calculation:
Basic	74,174	72,747

Diluted	75,754	74,460

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Three Months Ended
	September 28, 2003	September 29, 2002
Operating activities:
Net income	$8,879	$3,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	12,465	9,213
(Gain) loss on disposal of property, equipment and patents	(3)	69
Amortization of patent rights	183	45
Amortization of premium on securities held to maturity	749	—
Amortization of deferred compensation	155	134
Deferred income taxes	3,881	1,371
Changes in operating assets and liabilities:
Accounts and interest receivable	(13,870)	(9,985)
Inventories	1,449	2,043
Prepaid expenses and other assets	968	1,906
Accounts payable, trade	357	(447)
Accrued expenses and other long-term liabilities	3,288	2,012

Net cash provided by operating activities	18,501	10,244

Investing activities:
Purchase of property and equipment	(18,144)	(16,913)
Purchase of securities held to maturity	(26,785)	(13,203)
Proceeds from maturities of securities held to maturity	20,692	—
Increase in other long-term assets	—	585
Proceeds from sale of property and equipment	11	—
Capitalized patent costs	(3,590)	(320)

Net cash used in investing activities	(27,816)	(29,851)

Financing activities:
Net proceeds from issuance of common stock	259	116

Net cash provided by financing activities	259	116

Net decrease in cash and cash equivalents	(9,056)	(19,491)
Cash and cash equivalents:
Beginning of period	$64,795	73,744

End of period	$55,739	$54,253

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$750	—

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The consolidated balance sheet as of September 28, 2003, the consolidated statements of operations for the three months ended September 28, 2003 and September 29, 2002, and the consolidated statements of cash flow for the three months ended September 28, 2003 and September 29, 2002 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flow at September 28, 2003, and for all periods presented, have been made. The consolidated balance sheet at June 29, 2003 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s fiscal 2003 Annual Report on Form 10-K. The results of operations for the period ended September 28, 2003 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc., and its wholly-owned subsidiaries, Cree Microwave, Inc. (“Cree Microwave”), Cree Research FSC, Inc. (“FSC”), Cree Funding, LLC (“Cree Funding”), Cree Employee Services Corporation, Cree Technologies, Inc., CI Holdings, Limited, Cree Asia-Pacific, Inc. and Cree Japan, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Business Segments

The Company operates in two business segments, Cree and Cree Microwave. The Cree segment incorporates its proprietary technology to produce wide bandgap compound semiconductors using silicon carbide, or SiC, and group III nitrides, or GaN, technology. Products from this segment are used in mobile appliances, automotive backlighting, indicator lamps, full color LED displays and other lighting applications as well as microwave and power applications. The Cree segment also sells SiC material products to corporate, government and university research laboratories and generates revenue from contracts with agencies of the U.S. Federal government.

The Cree Microwave segment designs, manufactures and markets a line of silicon-based laterally diffused metal oxide semiconductors (“LDMOS”) and bipolar radio frequency power semiconductors and modules, a critical component utilized in building power amplifiers for wireless infrastructure applications.

Summarized financial information concerning the reportable segments as of and for the three months ended September 28, 2003 and September 29, 2002 is shown in the following table. There were no intercompany sales between the Cree segment and the Cree Microwave segment during the comparative periods. The “Other” column represents amounts excluded from specific segments such as interest income, write-downs for investments made in marketable equity securities or long-term investments held to maturity and gains or losses on the sale of marketable securities. In addition, the “Other” column also includes corporate assets such as cash and cash equivalents, short-term investments held to maturity, marketable securities, interest receivable and long-term investments held to maturity which have not been allocated to a specific segment.

As of and for the three months ended September 28, 2003 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statement of Operations:
Product revenue	$58,113	$1,050	$—	$59,163
Contract revenue	7,048	—	—	7,048

Total revenue	65,161	1,050	—	66,211
Cost of revenue	35,201	2,794	—	37,995

Gross profit (loss)	29,960	(1,744)	—	28,216
Research and development	7,330	997	—	8,327
Selling, general and administrative	7,250	662	—	7,912
Income (loss) before income taxes	15,379	(3,403)	892	12,868
Depreciation and amortization	$12,021	$627	—	$12,648
Highlights from the Consolidated Balance Sheet:
Inventory, net	$15,653	$572	$—	$16,225
Property and equipment, net	245,697	11,258	—	256,955
Additions to property and equipment	18,087	57	—	18,144
Total assets	$350,846	$13,317	$212,470	$576,633

As of and for the three months ended September 29, 2002 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statement of Operations:
Product revenue	$41,454	$700	$—	$42,154
Contract revenue	6,657	—	—	6,657

Total revenue	48,111	700	—	48,811
Cost of revenue	26,568	3,538	—	30,106

Gross profit (loss)	21,543	(2,838)	—	18,705
Research and development	5,178	1,386	—	6,564
Selling, general and administrative	7,178	647	—	7,825
Severance expenses	—	400	—	400
Income (loss) before income taxes	9,118	(5,271)	1,400	5,247
Depreciation and amortization	$8,652	$606	$—	$9,258
Highlights from the Consolidated Balance Sheet:
Inventory, net	$14,175	$1,748	$—	$15,923
Property and equipment, net	207,935	12,601	—	220,536
Additions to property and equipment	16,539	374	—	16,913
Total assets	$289,595	$15,207	$202,575	$507,377

Reclassifications

Certain fiscal 2003 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2004 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

Fiscal Year

The Company’s fiscal year is a 52-or 53-week period ending on the last Sunday in the month of June. The Company’s 2004 fiscal year extends from June 30, 2003 through June 28, 2004 and is a 52-week fiscal year. The Company’s 2003 fiscal year extended from July 1, 2002 through June 29, 2003 and was a 52-week fiscal year.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at September 28, 2003 and June 29, 2003, and the reported amounts of revenues and expenses during the three months ended September 28, 2003 and September 29, 2002. Actual amounts could differ from those estimates.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment. The majority of the Company’s products have shipping terms that are FOB or FCA shipping point, which means that the Company fulfills the obligation to deliver when the goods are handed over and into the charge of the carrier at its shipping dock. This means that the buyer bears all costs and risks of loss or damage to the goods from that point. The difference between FOB and FCA is that under FCA terms the customer designates a shipping carrier of choice to be used. In certain cases, the Company ships its product Cost Insurance Freight (“CIF”). Under this arrangement, revenue is recognized under FOB shipping point shipping terms; however, the

Company is responsible for the cost of insurance during shipment as well as the cost to ship the product. For all of its sales other than those with CIF terms, the Company invoices its customers only for shipping costs necessary to physically move the product from its place of business to the customer’s location. The costs primarily consist of overnight shipping charges. The Company incurs the direct shipping costs on behalf of the customer and invoices the customer to obtain direct reimbursement for such costs. The Company accounts for its shipping costs by recording the amount of freight that is invoiced to its customers as revenue, with the corresponding cost recorded as cost of revenue. In fiscal 2003, shipping costs were not material and the Company accounted for such costs as a cost of revenue with the reimbursement of these costs reflected as a direct offset and reduction of cost of revenue. If inventory is maintained at a consigned location, revenue is recognized when the Company’s customer pulls product for its use. The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims for up to 36 months for Cree Microwave products and for lesser periods for Cree products. The Company records a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition. Certain of the Company’s distributor arrangements provide for limited product exchanges and reimbursement of certain sales costs. For one distributor, with these arrangements, the Company defers revenue equal to the level specified in these contractual arrangements and recognizes the related revenue less any claims made against the reserves when the distributor’s exchange rights expire and the deferred revenue reserves are released. The reserve expires no later than two quarters from the date of the original sale. In connection with the Company’s distributor agreement with Sumitomo Corporation (“Sumitomo”), such deferred revenue amounted to $6.8 million and $5.3 million as of September 28, 2003 and June 29, 2003, respectively.

Historically, the Company has experienced only nominal credit losses from customers’ inability to pay. Any uncollectibility of receivables is primarily due to returned products. Therefore, the Company records an allowance for sales returns at the time of sale. Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the actual amount and timing of the Company’s revenue for any period in which management made different judgments or utilized different estimates. The allowance for sales returns at September 28, 2003 and June 29, 2003 was $696,000 and $644,000, respectively.

Revenue from government contracts is recorded on the percentage-of-completion method as contract expenses are incurred. Contract revenue represents contracts with various U.S. Government entities to perform research and development work related to the development of the Company’s technologies. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. Contract revenue includes funding of direct research and development costs and a portion of the Company’s general and administrative expenses and other operating expenses for contracts under which funding is expected to exceed direct costs over the life of the contract. The specific reimbursement provisions of the contracts, including the portion of the Company’s general and administrative expenses and other reimbursable operating expenses vary by contract. Such reimbursements are recorded as contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract (i.e., certain cost share arrangements), the Company reports direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts and liquid investments with an original maturity of three months or less when purchased.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents accounts and interest receivable, accounts payable and other liabilities approximate fair values at September 28, 2003 and June 29, 2003.

Investments

Investments are accounted for using the specific identification method and in accordance with Statement of Financial Accounting Standards (“SFAS”) 115 “Accounting for Certain Investments in Debt and Equity Securities”. This statement requires certain securities to be classified into three categories:

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

As of September 28, 2003 and June 29, 2003, the Company had investments in the equity of privately held companies with carrying values of $15.6 million for each period. These privately held investments are accounted for under the cost method and are included in “other assets” in the consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method for finished goods and work in process accounts. The Company uses the average cost method for raw materials for the Cree segment. The Cree Microwave segment uses a standard cost method to value its inventory. It is the Company’s policy to record a reserve against inventory once it has been determined that conditions exist which may not allow the Company to sell the inventory for its intended purpose, the inventory’s value is determined to be less than cost, or it is determined to be obsolete. The charge for the inventory reserves is recorded in cost of revenue on the consolidated statement of operations. The Company evaluates inventory levels quarterly against sales forecasts on a part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management.

As of September 28, 2003, the Company maintained a $1.7 million reserve for inventory. Of this total amount, $1.4 million is attributable to the Cree Microwave segment and $339,000 is attributable to the Cree segment.

The majority of the allowance at Cree Microwave was recorded during the second quarter of fiscal 2003 resulting from the termination of the supply agreement with Spectrian Corporation (“Spectrian”). In exchange for a one-time payment of $5.0 million recorded as “other operating income” on the consolidated statements of operations, the Company relieved Spectrian of further obligations to purchase product under the supply agreement that was originally signed in December 2000. For the three months ended December 29, 2002, Cree Microwave recorded an additional reserve of $1.3 million for inventory targeted for sale to Spectrian, which included some customized parts. Additional reserves of $5.1 million were recorded in the third quarter of fiscal 2002, as contract negotiations at the time with Spectrian indicated that several parts on hand would not be salable. During these contract negotiations, Spectrian indicated that it would only purchase new generation LDMOS8 and certain types of LDMOS7 devices from Cree Microwave after the fourth quarter of fiscal 2002. As a result, the Company fully reserved for inventories of non-LDMOS and other older devices maintained for Spectrian. The Company destroyed the majority of this inventory during the fourth quarter of fiscal 2002 and fiscal 2003 and as a result the related items were taken out of inventory and the related reserve. There was no financial impact to the statement of operations when these items were destroyed. The Company still maintains some packaging materials originally included in the reserve that are no longer available from third party suppliers or are available only with lengthy lead timeframes. The Company also has “last time buy” contracts with Remec, Inc. (which purchased Spectrian) for devices that use these packages. However, the Company plans to dispose of these remaining packages when the “last time buy” rights expire. Therefore, with the exception of certain package materials covered under “last time buy” obligations, all items previously reserved at March 2002 have now been scrapped and removed from inventory and the related reserve account. These reserves were recorded as a cost of revenue when they were established. In addition, $417,000 of LDMOS8 product was also written off as a research and development expenditure during the first quarter of fiscal 2003 as it related to prototype devices that were initially accepted by Spectrian and later rejected. These parts were never sold.

During the first quarter of fiscal 2003, the Company recorded a $185,000 lower of cost or market adjustment to certain LED products based on management’s estimate of an average sales price for the products. This adjustment was recorded to cost of revenue. During the first quarter of fiscal 2003, the Company wrote-off $1.0 million of the initial XBright chips that were developed during fiscal 2002. An improved chip has replaced these devices and this write down was recorded as a research and development expense as the initial devices were prematurely launched and not commercially viable. In addition, customers had returned the entire product line that was initially shipped after determining that the chips did not meet their specifications.

The following is a summary of inventory (in thousands):

	September 28, 2003	June 29, 2003
Raw materials	$4,044	$4,410
Work-in-progress	6,400	5,397
Finished goods	7,497	9,944

	17,941	19,751
Inventory reserve	(1,716)	(2,077)

Total inventory, net	$16,225	$17,674

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

Impairment of Long-Lived Assets

In accordance with SFAS 144, the Company reviews long-lived assets for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable. The Company reviews the discounted cash flow analysis for the Cree Microwave segment to test for impairment of its assets on a quarterly basis. During the three months ended September 28, 2003 and September 29, 2002, there was no impairment recorded on these assets. There can be no assurance that future analysis of Cree Microwave’s discounted cash flow will not result in a charge to earnings.

Patent and License Rights

Patent rights reflect costs incurred to enhance and maintain the Company’s intellectual property position. License rights reflect costs incurred to use the intellectual property of others. Both are amortized on a straight-line basis over the lesser of 20 years from the date of patent application or over the license period. The related amortization expense was $183,000 and $45,000 for the three months ended September 28, 2003 and September 29, 2002, respectively.

Research and Development

The U.S. Government provides funding through research contracts for several of the Company’s current research and development efforts. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs are divided between the U.S. Government and the Company based on the terms of the contract. The government’s cost share is then paid to the Company. Activities performed under these arrangements include research regarding SiC and GaN materials and devices. The contracts typically require the submission of a written report documenting the results of such research, as well as some material deliverables.

The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where the Company anticipates that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding as an offset of those expenses. For the three months ended September 28, 2003 and September 29, 2002, there were no contracts for which direct expenses exceeded funding.

Non-government contract related research and development is expensed as incurred. Customers contributed $0 and $500,000 for the three months ended September 28, 2003 and September 29, 2002 toward product research and development activities. These amounts were recorded as an offset to research and development expense. As of September 28, 2003, there were no non-government customer commitments to fund future research and development activities for the Company.

Income Taxes

The Company has established an estimated tax provision based upon an effective rate of 31% for the three months ended September 28, 2003. The Company’s effective tax rate was 26% for the three months ended September 29, 2002. The estimated effective rate was based upon estimates of income for the fiscal year and the Company’s ability to use remaining net operating loss carryforwards and other tax credits. However, the actual effective rate may vary depending upon actual pre-tax book income for the year and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109 “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Stock Options

The Company accounts for stock based employee compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and does not intend to adopt the fair value method of accounting for stock based employee compensation defined by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). The Company has adopted stock plans under which options for the purchase of common stock have been granted to employees and directors of the Company. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended (in thousands, except per share amounts):

	Three Months Ended September 28, 2003	Three Months Ended September 29, 2002
Net income, as reported	$8,879	$3,883
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	71	79
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,141	12,948

Pro forma net income (loss)	$1,809	$(8,986)

Basic earnings per share, as reported	$0.12	$0.05
Pro forma basic net income (loss) per share	$0.02	$(0.12)
Diluted earnings per share, as reported	$0.12	$0.05
Pro forma diluted net income (loss) per share	$0.02	$(0.12)

On March 17, 2003, the Company made an offer to exchange options to purchase an aggregate of 3,482,128 shares of the Company’s common stock held by eligible employees (the “Offer”). Directors and executive officers were not eligible to participate in the Offer. The options subject to the Offer were granted under the Company’s Equity Compensation Plan and 2001 Stock Option Bonus Plan at exercise prices greater than $30.00 per share. The Offer, including all withdrawal rights, expired at 12:00 midnight Eastern Time on Friday, April 11, 2003. On April 12, 2003, the Company accepted for cancellation options to purchase 1,663,600 shares of its common stock, tendered by 91 eligible employees, representing approximately 48% of the options that were eligible to be tendered in the Offer. Subject to the terms and conditions of the Offer, the Company granted new options to purchase approximately 562,852 shares of its common stock on October 13, 2003 in exchange for the options tendered and accepted. The new options were granted under the Company’s Equity Compensation Plan with an exercise price equal to the last sale price of the Company’s common stock reported by the Nasdaq National Market on the new option grant date or $19.88 per share. The new options will not vest for six months after the new option grant date after which the vesting schedule of each new option will be the same as the corresponding canceled option in percentage terms.

Contingencies

As reported in our Annual Report on Form 10-K for the fiscal year ended June 29, 2003, on June 12, 2003, Eric Hunter, and his wife Jocelyn Hunter, filed a lawsuit in United States District Court for the Middle District of North Carolina naming as defendants the Company and Neal Hunter, Eric Hunter’s brother and our current chairman. On October 9, 2003, the plaintiffs stated, in a court filing opposing our motion to dismiss the complaint, that they had decided to dismiss without prejudice the claims against the Company and Neal Hunter alleging federal securities fraud and unfair or deceptive trade practices. On October 15, 2003, the Hunters filed a notice of voluntary dismissal without prejudice of the federal securities fraud claims against the Company and Neal Hunter and a voluntary dismissal without prejudice of all claims against all other defendants. As to the remaining claims of the complaint the plaintiffs opposed our motion to dismiss, which is pending before the court. We will continue to vigorously defend the litigation.

As a result of the commencement of the litigation, on June 14, 2003, our Board of Directors established a special committee, comprised of independent directors Dr. Robert J. Potter and Mr. William J. O’Meara, to investigate the allegations of corporate wrongdoing made in the complaint and in certain pre-litigation correspondence. On October 10, 2003, we announced that the special committee had completed its investigation. The special committee’s report indicated that it did not discover any evidence to support any of the allegations and concluded based upon its investigation that all of the allegations lack merit.

The Company is involved in various other legal proceedings. Although the final resolution of these matters cannot be determined, management’s opinion is that the final outcome of these other matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations. If an unfavorable resolution occurs in these legal proceedings, our business results of operations and financial condition could be materially adversely affected.

Earnings (loss) per share

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended September 28, 2003	Three Months Ended September 29, 2002
Basic:
Net income	$8,879	$3,883

Weighted average common shares	74,174	72,747

Basic earnings per share	$0.12	$0.05

Diluted:
Net income	$8,879	$3,883

Weighted average common shares-basic	74,174	72,747
Dilutive effect of stock options	1,580	1,713

Weighted average common shares-diluted	75,754	74,460

Diluted earnings per share	$0.12	$0.05

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with SFAS 128, “Earnings Per Share”, these shares were not included in calculating diluted earnings per share. For the three months ending September 28, 2003 and September 29, 2002, there were 8.0 million and 10.9 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146, which nullified EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted SFAS 146 for fiscal 2004 and does not expect the adoption of SFAS 146 to have a material impact on the Company’s results of operations or financial position or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition disclosure requirements of SFAS 148 are effective for fiscal year 2004. The interim and annual disclosure requirements were effective for the third quarter of 2003. The adoption of SFAS 148 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued after December 28, 2002. At adoption, FIN 45 did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new VIEs created after January 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All information contained in the following discussion relative to future markets for our products and trends in and anticipated levels of revenue, gross margins, and expenses, as well as other statements containing words such as “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect,” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. We caution that such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those forward-looking statements. These factors include, but are not limited to, risks associated with our pending securities and other litigation, such as the considerable management time and attention required and substantial expenses incurred regardless of its outcome and the potential impact of an adverse result of the lawsuits filed against us and certain named executives and directors. In addition, the Securities and Exchange Commission, or SEC, has requested that we provide information in response to an informal inquiry. Furthermore, we are subject to risks associated with the production ramp-up for our new products; the risk that we will be unable to manufacture products with sufficiently low cost to offer them at competitive prices or with acceptable margins; and the rapid development of new technology and competing products that may impair demand or render our products obsolete; the potential lack of customer acceptance for the products. See Exhibit 99.1 for further discussion of factors that could cause our actual results to differ.

Business Overview

We develop and manufacture compound semiconductor materials and electronic devices made from silicon carbide or SiC and Group III nitrides or GaN. We derive the largest portion of our revenue from the sale of blue, green and near ultraviolet or UV light emitting diodes or LEDs. We currently offer LEDs at three brightness levels:

•	XBright® blue and green products;

•	mid-brightness blue, green and UV products, which include MegaBright®, UltraBright™ and SuperBright™ devices; and

•	standard brightness blue products.

Our LED devices are used by manufacturers as a lighting source for mobile appliances, automotive dashboard lighting, indicator lamps, miniature white lights, indoor and outdoor full color displays and signs, traffic signals and other lighting applications. LED products represented 76% and 73% of our revenue for the three months ended September 28, 2003 and September 29, 2002, respectively.

We also derive revenue from the sale of SiC materials products. We sell semiconductor wafers made from SiC that our customers use for manufacturing LEDs and power devices or for research and development. Sales of SiC wafer products represented 8% of our revenue for the three months ended September 28, 2003 and September 29, 2002, respectively. We also sell SiC materials in bulk crystal form for use in gemstones to Charles & Colvard, Ltd., or C&C. Sales of SiC crystals for gemstones represented 2% and 3% of our revenue for the three months ended

September 28, 2003 and September 29, 2002, respectively. Our other products include SiC-based power and radio frequency, or RF devices. We received 1% of total revenue from sales of power devices and SiC based RF devices combined for the three months ended September 28, 2003 and September 29, 2002.

Through our Cree Microwave segment, we develop and manufacture RF power transistors and modules using silicon technologies. These RF power transistors are a key semiconductor component for power amplifiers that are used in base stations for wireless networks. We received 2% and 1% of total revenue from sales from the Cree Microwave segment for the three months ended September 28, 2003 and September 29, 2002, respectively.

The balance of our revenue, 11% and 14% for the three months ended September 28, 2003 and September 29, 2002, respectively, was derived from contract research funding. Under various programs, U.S. Government entities assist us in the development of new technology by funding our research and development efforts. Contract revenue includes funding for direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which we expect funding to exceed direct costs over the life of the contract. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract, we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses. For the three months ended September 28, 2003 and September 29, 2002, we did not have any contracts for which we anticipated direct costs to exceed funding over the life of the contract.

On September 26, 2003, we entered into a purchase agreement with OSRAM Opto Semiconductors GmbH, or Osram, for the purchase of a minimum of 500 million LEDs over a 21-month period commencing October 2003 and extending through June 2005. The agreement also provides for the purchase of a specified number of silicon carbide wafers during this 21-month period. Osram may decrease or terminate its minimum purchase commitments if product prices offered by Cree in future periods exceed a specified range and the parties are unable to mutually agree on pricing. The agreement provides for liquidated damages in the event that we fail to timely ship products ordered by Osram.

The Osram agreement also requires us to establish a rolling reserve based upon a percentage of the total purchase price of all LED products purchased under the agreement. This reserve would be used to reimburse Osram for certain warranty-related expenses incurred in connection with our products. If Osram makes a valid claim against this reserve, we would write off the amount of the claim against the reserve. Except to the extent that Osram would make a valid claim against the reserve, amounts added to these reserve during a fiscal quarter will expire on a rolling basis by the end of the fifth calendar month following the calendar month in which the LED products were shipped. We would recognize revenue equal to the expired amount at that time.

Product Overview

Our LED revenue and units sold increased 42% and 76%, in the first quarter of fiscal 2004, respectively, over the prior year comparative period. We saw the most significant increase in product sales in our mid-brightness LEDs, which our customers estimate were to be used mostly in the keypads and displays of handheld mobile appliances. Mid-brightness products made up 87% of our LED revenue in the first quarter of fiscal 2004. During the first quarter of fiscal

2004, we also ramped up production of our RazerThin™ and MegaBright® Plus LED products, which contributed to our increased revenue in the quarter as sales of these products made up more than 7% of our LED sales during the first quarter of fiscal 2004.

We have continued to work with our customers toward gaining design wins using our XBright LEDs. The XBright product family targets applications that include miniature white lights, traffic signals and video screens. The XBright LED technology incorporates a junction down design and utilizes the optical benefits of SiC, while maintaining the advantages of our vertical structure with a single top contact. This design allows for a standard size chip similar to our other LED devices, however, it presents significant packaging challenges for many of our traditional customers. We have made progress working with our customers to address die attachment issues in the packaging process they encountered using our XBright products. As a result, XBright LEDs comprised 4% of LED revenue during first quarter of fiscal year 2004. We are working to develop a lower temperature die attach compatible product to address some of our customer’s needs. Consequently, we are targeting that sales of XBright products will increase in fiscal 2004.

Shipments of our standard brightness devices remained stable in the first quarter of fiscal 2004 and were supported by automotive and indicator light designs from a number of customers. For the first quarter of fiscal 2004, standard brightness products were approximately 9% of our LED revenue.

During the three months ended September 28, 2003, SiC materials revenue increased 33% over the prior year period due to a 65% increase in the number of wafers sold. The higher volume resulted from increased sales to volume customers who use our products for commercial applications and a higher demand for SiC from customers using our wafers for research. Revenue from sales of SiC materials for use in gemstones was 20% lower in the first quarter of fiscal 2004 as compared to the prior year period due to lower yields of usable material per crystal which reduced our average sales price received from C&C. Materials sold for use in gemstones were 2% of our overall revenue for the three months ended September 28, 2003.

Revenue from silicon-based microwave products increased 79% in the first quarter of fiscal 2004 as compared to the prior year period as we gained new design wins for our newer Laterally Diffused Metal Oxide Semiconductors, or LDMOS, and module products.

Government contract revenue increased 6% for the three months ended September 28, 2003 over the prior year period as additional funding was awarded on a formerly completed contract line item. This adjustment to revenue totaled $529,000 and was recorded in the first quarter of fiscal 2004 while the associated expenses were incurred in a prior year.

During fiscal 2004, we believe that one of our best growth opportunities will be for blue LEDs that our customers would convert to white LEDs for mobile appliance and other applications. Based on trends in the industry, we believe there will be an increase in the use of white LEDs as a backlight for the keypad and for full color screens in mobile phones and other handheld electronics. We recently have introduced our MegaBright® Plus, XBright® Plus, XThin™ and RazerThin products to target these and other applications.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill. We have approximately $358.6 million of long-lived assets as of September 28, 2003, including approximately $267.5 million related to fixed assets and capitalized patents, $58.0 million in long-term investments held to maturity and $33.1 million of other long term assets that includes net investments in privately held companies of $15.6 million and deferred taxes of $17.0 million. In addition to the original cost of these assets, their recorded value is impacted by a number of management estimates that are determined based on our judgment, including estimated useful lives and salvage values. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, or SFAS 144, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets have been impaired. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimations of the fair market value of the assets, and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations and estimated salvage values.

Based on estimations of the fair market value of our Cree Microwave assets, and estimations of future cash flows, we determined that the estimated undiscounted cash flow exceeded the amount of the book value of the long-term tangible assets. As a result, no Cree Microwave assets were impaired or written down during the first quarter of fiscal 2004.

Accounting for Marketable and Non-Marketable Equity Securities. From time to time, we evaluate strategic opportunities and potential investments in complementary businesses and as a result may invest in marketable equity securities. At September 28, 2003, we held no marketable equity securities. We classify marketable securities that are not trading or “held-to-maturity” securities as “available-for-sale”. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. Realized gains and losses are recognized when realized upon sale or disposition. Declines in value that are deemed to be other than temporary in accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities” are also recorded in the statement of operations. We have a policy in place to review our equity holdings on a periodic basis to evaluate whether or not each security has experienced an “other-than-temporary” decline in fair value. Our policy requires, among other things, a review of each company’s cash position, earnings and revenue outlook, stock price performance, liquidity, ability to raise capital and management and ownership changes. Based on this review, if we believe that an “other-than-temporary” decline exists in the value of one of our marketable equity securities, it is our policy to write down these equity investments to the market value. In addition, we generally record a write-down for investments in publicly held companies for an “other than temporary” impairment any time the market price of the security has remained below the Company’s average cost for two consecutive fiscal quarters, unless strong positive evidence exists that makes it clear that an “other than temporary” write-down would be inappropriate under the guidance of SFAS 115. The related write-down will then be recorded as an investment loss on our consolidated statements of operations.

We also make strategic investments in equity securities of privately held companies from time to time. Since we do not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting. The shares of stock we received in these investments are not presently publicly traded and there is no other established market value for these securities. We have a policy in place to review the fair value of these investments on a regular basis to evaluate the carrying value of such investments. This policy includes, but is not limited to, reviewing each of the companies’ cash position, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and competition. The evaluation process is based on information that we are provided by these privately held companies. Since these companies are not subject to the same disclosure regulations as U.S. public companies, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If the carrying value of an investment is at an amount in excess of our estimate of fair value, and we have determined that the decline is “other than temporary”, it is our policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on our consolidated statements of operations. Estimating the fair value of non-marketable investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. There were no adjustments made to investment losses on our consolidated statements of operations during first quarter of fiscal 2004 relating to our investments in privately held companies.

Inventories. Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method for finished goods and work in process accounts and using the average cost method for raw materials for the Cree segment. The Cree Microwave segment uses a standard cost inventory costing method. We evaluate our ending inventories for excess quantities, impairment of value and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team and management estimates. We reserve for inventories on hand that are greater than twelve months old, unless there is an identified need for the inventory. In addition, we write off inventories that are considered obsolete based upon changes in customer demand, manufacturing process changes that result in existing inventory obsolescence or new product introductions, which eliminates demand for existing products. Remaining inventory balances are adjusted to approximate the lower of our manufacturing cost or market value. If future demand or market conditions are less favorable than our estimates, additional inventory write-downs may be required and would increase cost of revenue in the period the revision is made. We evaluate the adequacy of these reserves quarterly.

During the first quarter of fiscal 2004, we wrote down LED inventory by $531,000 to an estimated market value calculation. Some of these products were also sold during the first quarter. We also reduced our reserve for certain wafer material products by $165,000 as products previously reserved for were selling more rapidly than anticipated. We took inventory reserves totaling $522,000 at Cree Microwave during the first quarter of fiscal 2003. This inventory charge was taken because of a change in demand from Spectrian Corporation, or Spectrian. Spectrian, initially, indicated that it would have strong demand for this type of transistor, but later determined that the demand had significantly weakened. In addition, during the first quarter of fiscal 2003, we wrote down $185,000 of certain LEDs to an estimated market value calculation. In addition, we also wrote off $1.0 million of costs associated with initial XBright products and $417,000 of costs associated with LDMOS8 devices as research and development expenses in the first quarter of fiscal 2003. The $1.0 million write down was attributable to early generation XBright devices that were later determined to be non-saleable because of design deficiencies. The $417,000 write-down was associated with LDMOS8 products on hand that we determined not to be saleable for similar reasons. In both cases, our customers had initially accepted the devices and we produced initial amounts of the product. Based on history with our customers, once products are accepted, they are ultimately qualified. Thus we concluded that capitalizing the cost of these items, as inventory was appropriate. However, in both cases, our customers later rejected the products. Therefore, we wrote off the entire amount of inventory as research and development expenses, because the materials never qualified as completed devices or ultimately sold to customers. In the case of the LED devices, our customers returned all products shipped of that technology.

Revenue Recognition and Accounts Receivable. Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to occur at the time of shipment. The majority of its products have shipping terms that are FOB or FCA shipping point, which means that we fulfill the obligation to deliver when the goods are handed over and into the charge of the carrier at its shipping dock. This means that the buyer bears all costs and risks of loss or damage to the goods from that point. The difference between FOB and FCA is that under FCA terms the customer designates a shipping carrier of choice to be used. In certain cases, we ship our product Cost Insurance Freight (“CIF”). Under this arrangement, revenue is recognized under FOB shipping point shipping terms; however, we are responsible for the cost of insurance during shipment as well as the cost to ship the product. For all of its sales other than those with CIF terms, we invoice our customers only for shipping costs necessary to physically move the product from its place of business to the customer’s location. The costs primarily consist of overnight shipping charges. We incur the direct shipping costs on behalf of the customer and invoice the customer to obtain direct reimbursement for such costs. We account for our shipping costs by recording the amount of freight that is invoiced to its customers as revenue, with the corresponding cost recorded as cost of revenue. In fiscal 2003, shipping costs were not material and we accounted for such costs as a cost of revenue with the reimbursement of these costs reflected as a direct offset and reduction of cost of revenue. If inventory is maintained at a consigned location, revenue is recognized when its customer pulls product for its use. We provide our customers with limited rights of return for non-conforming shipments and warranty claims for up to 36 months for Cree Microwave products and for lesser periods for Cree products. We record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition. Certain of our distributor arrangements provide for limited product exchanges and reimbursement of certain sales costs. For one distributor, with these arrangements, we defer revenue equal to the level specified with these contractual arrangements and recognizes the related revenue less any claims made against the reserves when the distributor’s exchange rights expire and the deferred revenue reserves are released. The reserve expires no later than two quarters from the date of the original sale. In connection with our distributor agreement with Sumitomo Corporation (“Sumitomo”), such deferred revenue amounted to $6.8 million and $5.3 million as of September 28, 2003 and June 29, 2003, respectively.

Historically, we have experienced only nominal credit losses from customers’ inability to pay. Any uncollectibility of receivables is primarily due to returned products. Therefore, we record an allowance for sales returns at the time of sale. Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the actual amount and timing of our revenue for any period in which management made different judgments or utilized different estimates. The allowance for sales returns at September 28, 2003 and June 29, 2003 was $696,000 and $644,000, respectively.

Revenue from government contracts is recorded on the percentage-of-completion method as contract expenses are incurred. Contract revenue represents contracts with various U.S. Government entities to perform research and development work related to the development of the Company’s technologies. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. The applicable contracts generally provide that we may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. Contract revenue includes funding of direct research and development costs and a portion of the Company’s general and administrative expenses and other operating expenses for contracts under which funding is expected to exceed direct costs over the life of the contract. The specific reimbursement provisions of the contracts, including the portion of our general and administrative expenses and other reimbursable operating expenses vary by contract. Such reimbursements are recorded as contract revenue. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract (i.e., certain cost share arrangements), we reports direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

Accruals for Liabilities and Warranties. We make estimates for the amount of costs that have been incurred but not yet billed for general services, including legal and accounting fees, costs pertaining to our self-funded medical insurance, warranty costs and other expenses. Many of these expenses are estimated based on historical experience or information gained directly from the service providers.

Valuation of Deferred Tax Assets. As of September 28, 2003, we had $18.9 million recorded as a short and long-term deferred tax asset. These assets were recorded as a result of tax benefits associated with the $143.9 million of significant charges taken in fiscal 2002. These charges were recorded for the write-off of property and equipment, the impairment of goodwill and intangible assets at Cree Microwave and other charges resulting from the downturn in Cree Microwave’s business and the “other than temporary” charges taken on our investments.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2003 which contained a discussion of our accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

The following table shows our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 28, 2003	Three Months Ended September 29, 2002
Revenue:
Product revenue, net	89.4%	86.4%
Contract revenue, net	10.6	13.6

Total revenue	100.0	100.0
Cost of Revenue:
Product revenue, net	49.1	51.5
Contract revenue, net	8.3	10.2

Total cost of revenue	57.4	61.7

Gross margin	42.6	38.3

Operating expenses:
Research and development	12.6	13.5
Sales, general and administrative	11.9	16.0
Other expense	—	0.9

Income from operations	18.1	7.9

Non-operating income (expense):
Interest income, net	1.3	2.8

Income before income taxes	19.4	10.7
Income tax expense	6.0	2.7

Net income	13.4%	8.0%

Three Months Ended September 28, 2003 and September 29, 2002

Revenue. Revenue increased 36% to $66.2 million in the first quarter of fiscal 2004 from $48.8 million in the first quarter of fiscal 2003. Higher revenue was primarily attributable to greater product revenue, which increased 40% to $59.2 million in the first quarter of fiscal 2004 from $42.2 million in the first quarter of fiscal 2003. Much of the increase in revenue resulted from significantly higher unit shipments of our LED products due to stronger demand from our customers primarily for mobile appliance applications. LED revenue was $50.6 million and $35.6 million, for the first quarter of fiscal 2004 and 2003, respectively. The most significant increase in revenue in the first quarter of fiscal 2004 came from sales to our Japanese distributor, Sumitomo Corporation, or Sumitomo. Revenue from sales to Sumitomo increased by 315% or $17.8 million in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 due to strong demand among Japanese manufacturers for our products for mobile appliance, automotive, gaming, consumer products and indicator light applications. Although our business grew overall, revenue from sales to OSRAM Opto Semiconductors GmbH, or Osram, and Agilent Technologies (Malaysia) Sdn Bhd, or Agilent, decreased by $3.3 million combined in the first quarter of fiscal 2004 over the prior year comparative period. This decrease was due to several factors including the seasonal decline in automotive production, a lower average sales price and other matters. The distributorship agreement with Sumitomo requires us to establish reserves at the time we ship LED products to Sumitomo based upon a percentage of the total purchase price of such products. Revenue is typically recognized upon shipment. For certain customers, we defer revenue for sales costs our customers incur in selling our products and for managing our inventory, up to the balance of the deferred revenue. Deferred revenue amounted to $7.1 million and $5.5 million as of September 28, 2003 and June 29, 2003, respectively.

Our LED revenue increased 42% in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 and made up 76% of our total revenue for the quarter. Our average LED sales price declined 20% as compared to the first quarter of fiscal 2003. This decrease was in line with our strategy to lower prices to our customers to expand applications using nitride LEDs. Our average sales price for LEDs also was lower due to increasing price competitiveness in the marketplace and a change in the product mix of our sales to customers. For the first quarter of fiscal 2004, our LED chip volume increased 76% over prior year shipments. The most significant increase to revenue occurred in our mid-brightness range of LED products including our high brightness, UltraBright and MegaBright products. Our mid-brightness LED products have been incorporated into new mobile phone designs in the keypads that feature a blue color as well as blue LEDs that are used to make white for keypads, color LCD screens and flash units for mobile appliances. In addition, these LED chips are used in other applications including gaming equipment, consumer products and office automation. The mid-brightness products are also being used in new automotive designs from both European and Asian manufacturers for the 2003 model year. Mid-brightness designs also benefited from the release of our MegaBright Plus and RazerThin devices that were ramped up for production during the first quarter of fiscal 2004. These products are targeted for mobile phone applications.

Our XBright family of LEDs, including blue and green devices, offers a higher brightness than our MegaBright products. We target the XBright products to be more significant to our revenue in fiscal 2004 for high brightness applications as we recently introduced the XThin and green devices, which we aim for use in mobile appliances, display signs and traffic signal applications. Shipments of our standard brightness products were slightly lower in the first quarter of fiscal 2004 in comparison to the prior year period, due to the timing of our shipments. The standard brightness products serve automotive and indicator light applications.

SiC wafer revenue was $5.4 million and $4.1 million, for the first quarter of fiscal 2004 and 2003, respectively. Wafer revenue increased 33% over the prior year due to greater sales to high volume customers and more work being performed for research. Wafer units increased 65% while the average sales price decreased 19% during the first quarter of fiscal 2004 over the prior year period, due to a higher mix of shipments to Osram. Since Osram uses the wafers in commercial high volume production, it receives volume discounts on their purchases; therefore, these sales have a lower average sales price. Wafer revenue made up 8% of our total revenue in the first quarter of fiscal 2004.

SiC material revenue from material sold for gemstone use was $1.3 million and $1.7 million, for the first quarter of fiscal 2004 and 2003, respectively. Revenue from sales of our SiC materials for use in gemstones decreased 20% during the first quarter of fiscal 2004 as compared to the prior year period, due to lower yields of useable materials in our production of gemstone material.

Revenue from Cree Microwave products was $1.1 million and $700,000, for the first quarter of fiscal 2004 and 2003, respectively. Cree Microwave revenue made up 2% of our total revenue for the first quarter of fiscal 2004. Revenue from these products increased 79% in the first quarter of fiscal 2004 over the comparable period due to incremental orders from new customers for our newer LDMOS and module devices. In addition, Remec, Inc., or Remec, ordered $487,000 in the first quarter of fiscal 2004, compared to $190,000 sold to Spectrian (which was purchased by Remec in December 2002) in the first quarter of fiscal 2003.

Product sales mix for Cree Microwave products changed as LDMOS made up 41% and 71% of revenue for the first quarter of fiscal 2004 and fiscal 2003, respectively. Revenue attributable to bipolar devices was 40% and 1% for the first quarter of fiscal 2004 and 2003, respectively. Approximately 19% of Cree Microwave’s revenue was from engineering and other services for the first quarter of fiscal 2004 as compared to 28% for the first quarter of fiscal 2003. Overall, our average sales price for Cree Microwave was 28% lower compared to the prior fiscal year due to these changes in the product mix. For fiscal 2004, we target higher revenue for Cree Microwave. However, if we are unable to secure new design wins for Cree Microwave, revenue from this segment may decline and the valuation of our assets in that segment may be impaired.

Contract revenue was 11% of total revenue for the first quarter of fiscal 2004. Contract revenue received from U.S. Government agencies increased 6% during the first quarter of fiscal 2004 compared to the same period of fiscal 2003, as additional funding was awarded on a formerly completed contract line item. This adjustment to revenue totaled $529,000 and was recorded in the first quarter of fiscal 2004 while the expenses associated with it were incurred in a prior year.

Gross Profit. Gross profit increased 50.8% to $28.2 million in the first quarter of fiscal 2004 from $18.7 million in the prior year comparative period. Compared to the prior year period, gross margins increased from 38% to 43% of revenue. In the first quarter of fiscal 2004, gross profit included a net $366,000 write-down of inventory as a $531,000 write down of LED inventory to market value was partly offset by a $165,000 reduction in wafer inventory reserves. In the first quarter of fiscal 2003, cost of sales included a net $707,000 write-down of inventory as a $185,000 write-down was taken for early generation XBright devices and a $522,000 inventory reserve was recorded for older LDMOS devices due to weakness in Spectrian’s business. In addition, during the first quarter of fiscal 2003, we increased our allowance for sales returns by $641,000. In the first quarter of fiscal 2004, gross margins improved due to higher LED margins and lower negative margins reported by the Cree Microwave segment. LED margins improved as our average sales price decreased by 20%, while the average cost of our LEDs decreased by 23% due to higher throughput in the factory and improved yields. Because a significant portion of our factory cost is fixed, higher throughput typically results in lower costs per unit produced.

Negative gross profits were $1.7 million for our Cree Microwave business during the first quarter of fiscal 2004 as compared to negative gross profits of $2.8 million recorded during the first quarter of fiscal 2003. Higher revenue and cost reductions have improved the financial results of this segment. Cree Microwave also recorded a $522,000 reserve for its inventory in the first quarter of fiscal 2003.

Wafer costs for our SiC materials sales were 34% lower in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, due to the shift in product mix and a $165,000 reduction in wafer inventory reserves. Contract margins declined from 25% in the first quarter of fiscal 2003 to 22% in the first quarter of fiscal 2004 due to a higher percentage of cost share contracts being worked on during the year, offset partly by a $529,000 revenue adjustment. The adjustment was recorded as additional funding was received from the government on an older contract. We target contract margins below 20% for the remainder of the fiscal year.

Research and Development. Research and development expenses increased 27% in the first quarter of fiscal 2004 to $8.3 million from $6.6 million in the first quarter of fiscal 2003. The increase in research and development spending supported our RazerThin, XBright, XThin and power chip LEDs as well as higher brightness LED research programs. In addition, we funded development of our LDMOS, SiC and Group III nitride microwave devices, our Schottky diode power program and our near UV lasers. While research and development spending increased, customer support of certain research and development programs decreased by $500,000, thereby further increasing costs. From time to time, our customers and companies that we invest in participate in research and development funding for specific programs. We record this third party funding as an offset against research and development expenses. Customers and third parties in which we invested funded $0 and $500,000 in the first quarter of fiscal 2004 and 2003, respectively. This funding was received in its entirety from companies in which we have made investments. For example, in the first quarter of fiscal 2003, the entire amount of customer funding we received came from an affiliate of Lighthouse, in which we hold a private company equity investment. When customers participate in funding our research and development programs, we record the amount funded as a reduction of research and development expenses. We do not expect funding for research and development during fiscal 2004 at this time from this or any other customers or third parties in which we invested.

Sales, General and Administrative. Sales, general and administrative expenses increased 1% in the first quarter of fiscal 2004 to $7.9 million from $7.8 million in the first quarter of fiscal 2003. The increased expenses in the first quarter of fiscal 2004 included expenses associated with the growth of our business and costs related to the Hunter and class action litigation and related matters, including the cost of an investigation by a special committee of our Board of Directors. These expenses totaled over $1.8 million during the quarter. Of this amount, approximately $900,000 was associated with the now concluded special committee investigation and other expenses that are not expected to occur going forward. However, these savings may be partly offset by rising costs associated with the growth of our business. In the first quarter of fiscal 2003, we incurred $2.2 million of legal fees associated with the intellectual property litigation with Nichia Corporation that was concluded in November 2002.

Severance Charges and Other Operating Expense. Severance charges decreased to $0 in the first quarter of fiscal 2004 from $400,000 in the first quarter of fiscal 2003. In the first quarter of fiscal 2003, we incurred $400,000 of severance charges at our Cree Microwave segment due to a downturn in business. We recorded the severance charge in the same period that the employees were laid off and received their severance payments.

Interest Income, net. Interest income, net decreased 36% to $892,000 in the first quarter of fiscal 2004 from $1.4 million in the first quarter of fiscal 2003. The reduction from the comparative period in the prior year resulted primarily from lower interest rates available for our liquid cash over the period. Available cash has increased to $195 million in the first quarter of fiscal 2004 from $164 million in the first quarter of fiscal 2003 due to higher profitability generated by the business.

Income Tax Expense. Income tax expense for the first quarter of fiscal 2004 was $4.0 million compared to a $1.4 million tax expense recorded in the first quarter of fiscal 2003. Our effective income tax rate was 31% for fiscal 2004 compared to a 26% rate during the comparative period in fiscal 2003 due to greater tax benefits in fiscal 2003 associated with the losses reported in fiscal 2002. During the first quarter of fiscal 2004, our operations were also more profitable than in the first quarter of fiscal 2003. At September 28, 2003, we also maintained $18.9 million in deferred tax assets that we did not reserve for as we project profitable operations over the next several periods and plan to use the assets in their entirety.

Liquidity and Capital Resources

We have funded our operations, to date, through sales of equity, bank borrowings and from product and contract gross profits. As of September 28, 2003, we had working capital of $186.0 million, including $137.1 million in cash, cash equivalents and short-term investments held to maturity. As of September 28, 2003, we invested $58.0 million in long term securities held to maturity in order to receive a higher interest rate on our cash. Operating activities generated $18.5 million in the first quarter of fiscal 2004 compared with $10.2 million generated in the comparable period in fiscal 2003. This increase was primarily attributable to operating results being more profitable in fiscal 2004 than fiscal 2003. Depreciation and amortization increased by $3.4 million in the first quarter of fiscal 2004 over the first quarter of fiscal 2003 due to new equipment purchased. Accounts receivable increased by $13.9 million in the first quarter due to the timing of payments made. This increase was offset by declines in inventory of $1.4 million due to greater sales, and an increase in accrued expenses of $3.3 million due to timing. Deferred income taxes were also reduced by $3.9 million during the first quarter of fiscal 2004.

Cash used by investing activities in the first quarter of fiscal 2004 was $27.8 million. Net investments of $6.1 million were made in securities held to maturity and $18.1 million was invested in property and equipment. The majority of the increase in spending was due to new equipment additions to increase manufacturing capacity in our crystal growth, epitaxy, clean room and package and test areas. Finally, $3.6 million was invested in patents and the purchase of patent rights as we acquired a SiC patent portfolio from ABB Research.

Cash provided by financing activities included the receipt of $259,000 for the exercise of stock options and shares issued under our employee stock purchase program.

At this time, we target approximately $50 to 60 million in capital spending in fiscal 2004, which is lower than fiscal 2003. We estimate lower spending despite higher revenue targets for fiscal 2004. Capital expenses are expected to be lower as we aim to receive benefits in fiscal 2004 from capital expenditures made in fiscal 2003, and we target yield improvements in our factory. We anticipate that the majority of the expenditures will be made for new equipment and will be funded by cash from operations. We target that our cash from operations will be higher in fiscal 2004 than it was in fiscal 2003 due to higher targeted profitability resulting from greater revenue. We also aim to be free cash flow (defined as cash from operations less capital spending) positive for fiscal 2004. Therefore, we plan to meet the cash needs for the business for fiscal 2004 through cash from operations. We also anticipate that long term cash needs will be met with cash flow from operations or cash on hand over the next two fiscal years. Actual results may differ from our targets for a number of reasons as we discuss herein. From time to time, we evaluate potential acquisitions in complementary businesses as strategic opportunities and anticipate continuing to make such evaluations. We may also issue additional shares of common stock for the acquisition of complementary businesses or other significant assets.

As of September 28, 2003, our cash and cash equivalents and short-term investments held to maturity accounts combined decreased by $2.9 million or 2% over balances reported as of June 29, 2003 due to the increase in our accounts receivable balance and increased spending in property and equipment. Our accounts receivable balance increased by $13.9 million or 32% over the accounts receivable balance as of June 29, 2003, which resulted from the overall increase in revenue and the timing of collections. Our revenue in the first quarter of fiscal 2004 was $66.2 million, which was 3% higher than the fourth quarter of fiscal 2003 revenue of $64.1 million. We believe that the entire balance of our accounts receivable is collectible and we will focus more heavily on collections during the December 2003 quarter. Our property and equipment has also increased by $18.1 million or 5% since June 29, 2003 due to investments made to expand production capacity. These investments are expected to aid us in meeting current and what we view as increasing, future customer product demands on a cost-effective basis. We target that these investments in additional equipment will allow us to meet any increase in demand for our products and thus may lead to higher revenue for us. The higher property investment will also result in higher depreciation expense. The deferred income tax asset account declined by $3.9 million or 17% since June 29, 2003 due to the use of tax assets toward our current year tax provision, as we were profitable in the first quarter of fiscal 2004. Inventory decreased by $1.4 million since June 29, 2003 due to higher sales. Our revenue in the first quarter of fiscal 2004 was $66.2 million, which was 3% higher than the fourth quarter of fiscal 2003 revenue of $64.1 million. Revenue is recognized from our customers at shipment. For certain customers, we defer revenue for certain sales costs incurred in selling our products and for managing our inventory, up to the balance of the deferred revenue. Our deferred revenue account increased by $1.6 million from June 29, 2003 to September 28, 2003, to $7.1 million due primarily to agreements with certain customers for which we defer revenue for certain sales costs of our customers incurred in selling our products and for managing our inventory.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative Disclosures:

As of September 28, 2003, we no longer hold any investments in marketable securities; however, an adverse movement of equity market prices would likely have an impact on our portfolio of non-marketable strategic equity securities, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions could negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. At September 28, 2003, our non-marketable strategic equity securities had a net book value of $15.6 million.

We have invested some of the proceeds from our January 2000 public offering into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. These investments are A grade or better per our cash management policy. At September 28, 2003, we had $139.4 million invested in these securities. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported on our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair values and the amortized cost of these investments.

We currently have no debt outstanding. With two of our larger customers, we make a foreign currency adjustment as a function of certain exchange rates against the U.S. dollar. We did not recognize any income or expense in our first quarter of fiscal 2004 associated with these foreign currency exchange provisions. These revenue adjustments represent our main risk with respect to foreign currency, since our contracts and purchase orders are denominated in U.S. dollars. We also have no commodity risk.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Eric Hunter and Jocelyn Hunter v. Cree, Inc. and F. Neal Hunter

As reported in our Annual Report on Form 10-K for the fiscal year ended June 29, 2003, on June 12, 2003, Eric Hunter, and his wife Jocelyn Hunter, filed a lawsuit in United States District Court for the Middle District of North Carolina naming as defendants the Company and Neal Hunter, Eric Hunter’s brother and our current chairman. On October 9, 2003, the plaintiffs stated, in a court filing opposing our motion to dismiss the complaint, that they had decided to dismiss without prejudice the claims against the Company and Neal Hunter alleging federal securities fraud and unfair or deceptive trade practices. On October 15, 2003, the Hunters filed a notice of voluntary dismissal without prejudice of the federal securities fraud claims against the Company and Neal Hunter and a voluntary dismissal without prejudice of all claims against all other defendants. As to the remaining claims of the complaint the plaintiffs opposed our motion to dismiss, which is pending before the court. We will continue to vigorously defend the litigation.

As a result of the commencement of the litigation, on June 14, 2003, our Board of Directors established a special committee, comprised of independent directors Dr. Robert J. Potter and Mr. William J. O’Meara, to investigate the allegations of corporate wrongdoing made in the complaint and in certain pre-litigation correspondence. On October 10, 2003, we announced that the special committee had completed its investigation. The special committee’s report indicated that it did not discover any evidence to support any of the allegations and concluded based on its investigation that all of the allegations lack merit.

During the three months ended September 28, 2003, there were no other material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2003. Please refer to Item 3 of the Form 10-K for a description of other material legal proceedings pending through September 28, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Business Risks and Uncertainties

(b) Reports on Form 8-K:

On July 1, 2003, the Company furnished a Current Report on Form 8-K describing the several class action lawsuits and Eric and Jocelyn Hunters’ lawsuit filed in the U. S. District Court for the Middle District of North Carolina against the Company. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

On July 10, 2003, the Company furnished a Current Report on Form 8-K describing that on July 9, 2003, the Company filed an opposition to the motion for preliminary injunction filed by Eric and Jocelyn Hunter, asking the U. S. District Court for the Middle District of North Carolina to enjoin alleged conduct constituting harassment. The Form 8-K also described that on July 9, 2003, Neal Hunter filed an additional affidavit in support of his opposition to the motion for preliminary injunction. In addition, in this Current Report on Form 8-K, the Company also confirmed that the SEC had requested that it provide information in response to an informal inquiry. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

On July 29, 2003, the Company furnished a Current Report on Form 8-K containing its press release announcing results for the period ended June 29, 2003. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

Date: October 29, 2003	/s/ Cynthia B. Merrell

Cynthia B. Merrell Chief Financial Officer and Treasurer (Authorized Officer and Chief Financial and Accounting Officer)