Form 10-Q
period 2003-12-28
CREE INC
filed 2004-02-04
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 16, 2004 was 73,739,495.

CREE, INC.

FORM 10-Q

For the Quarter Ended December 28, 2003

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data

	December 28, 2003	June 29, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,442	$64,795
Short-term investments held to maturity	79,242	75,242
Accounts receivable, net	39,201	43,901
Interest receivable	1,871	1,650
Inventories, net	16,756	17,674
Deferred income taxes	1,863	1,863
Prepaid expenses and other current assets	2,531	4,230

Total current assets	216,906	209,355
Property and equipment, net	263,229	251,346
Long term investments held to maturity	62,953	58,794
Deferred income taxes	13,504	20,934
Patent and license rights, net	11,036	7,146
Other assets	15,894	16,119

Total assets	$583,522	$563,694

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$17,913	$14,916
Accrued salaries and wages	6,291	5,756
Deferred revenue	8,271	5,533
Other accrued expenses	2,306	2,087

Total current liabilities	34,781	28,292
Long term liabilities:
Other long term liabilities	—	31

Total long term liabilities	—	31
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 28, 2003 and June 29, 2003; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized; 73,736 and 74,127 shares issued and outstanding at December 28, 2003 and June 29, 2003, respectively	92	92
Additional paid-in-capital	517,596	526,318
Deferred compensation expense	(13)	(218)
Retained earnings	31,066	9,179

Total shareholders’ equity	548,741	535,371

Total liabilities and shareholders’ equity	$583,522	$563,694

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Revenue:
Product revenue, net	$66,585	$49,222	$125,748	$91,376
Contract revenue, net	6,099	7,505	13,147	14,163

Total revenue	72,684	56,727	138,895	105,539

Cost of revenue:
Product revenue	33,216	27,510	65,719	52,627
Contract revenue	5,623	5,677	11,115	10,666

Total cost of revenue	38,839	33,187	76,834	63,293

Gross profit	33,845	23,540	62,061	42,246

Operating expenses:
Research and development	8,336	7,667	16,662	14,231
Sales, general and administrative	7,868	6,474	15,781	14,300
Severance expense	—	—	—	400
Impairment of property & equipment	143	1,423	146	1,491
Gain on termination of supply agreement	—	5,000	—	5,000

Income from operations	17,498	12,976	29,472	16,824

Non-operating income (loss):
Loss on investments in marketable securities	—	2,067	—	2,067
Other non-operating income (loss)	407	(17)	410	(16)
Interest income	945	1,265	1,837	2,663

Income before income taxes	18,850	12,157	31,719	17,404

Income tax expense	5,843	3,161	9,833	4,525

Net income	$13,007	$8,996	$21,886	$12,879

Earnings per share:
Basic	$0.18	$0.12	$0.30	$0.18

Diluted	$0.17	$0.12	$0.29	$0.17

Shares used in per share calculation:
Basic	74,206	73,051	74,190	72,899

Diluted	76,005	75,259	75,881	74,849

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Six Months Ended
	December 28, 2003	December 29, 2002
Operating activities:
Net income	$21,886	$12,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	25,551	19,462
Impairment of property, equipment and patents	146	1,512
Amortization of patent rights	387	155
Amortization of premium on securities held to maturity	1,574	—
Amortization of deferred compensation	382	250
Deferred income taxes	7,430	4,551
Loss on marketable securities	—	2,067
Changes in operating assets and liabilities:
Accounts and interest receivable	4,479	(8,761)
Inventories	918	2,822
Prepaid expenses and other current assets	1,699	(13,552)
Other long-term assets	40	14,115
Accounts payable, trade	2,997	2,975
Accrued expenses and other liabilities	3,461	2,779

Net cash provided by operating activities	70,950	41,254

Investing activities:
Purchase and deposits for property and equipment	(37,400)	(40,229)
Purchase of securities held to maturity	(56,775)	(60,184)
Proceeds from maturities of securities held to maturity	47,042	37,862
Proceeds from sale of investment	—	635
Proceeds from sale of property and equipment	4	—
Proceeds from sale of available for sale securities	—	3,921
Capitalized patent costs	(4,277)	(2,496)

Net cash used in investing activities	(51,406)	(60,491)

Financing activities:
Net proceeds from issuance of common stock	2,625	3,812
Repurchase of common stock	(11,522)	—

Net cash (used in) provided by financing activities	(8,897)	3,812

Net increase (decrease) in cash and cash equivalents	10,647	(15,425)
Cash and cash equivalents:
Beginning of period	64,795	73,744

End of period	$75,442	$58,319

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,295	$—

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The consolidated balance sheet as of December 28, 2003, the consolidated statements of income for the three and six months ended December 28, 2003 and December 29, 2002, and the consolidated statements of cash flow for the six months ended December 28, 2003 and December 29, 2002 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flow at December 28, 2003, and for all periods presented, have been made. The consolidated balance sheet at June 29, 2003 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s fiscal 2003 Annual Report on Form 10-K. The results of operations for the period ended December 28, 2003 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

Summarized financial information concerning the reportable segments as of and for the three and six months ended December 28, 2003 and December 29, 2002 are shown in the following tables. There were no intercompany sales between the Cree segment and the Cree Microwave segment during the comparative periods. The “Other” column represents amounts excluded from specific segments such as interest income, write-downs for investments made in marketable equity securities or long-term investments held to maturity and gains or losses on the sale of marketable securities. In addition, the “Other” column also includes corporate assets such as cash and cash equivalents, short-term investments held to maturity, marketable securities, interest receivable and long-term investments held to maturity which have not been allocated to a specific segment.

For the three months ended December 28, 2003 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statement of Income:
Product revenue	$64,602	$1,983	$—	$66,585
Contract revenue	6,099	—	—	6,099

Total revenue	70,701	1,983	—	72,684
Cost of revenue	36,050	2,789	—	38,839

Gross profit (loss)	34,651	(806)	—	33,845
Research and development	7,343	993	—	8,336
Sales, general and administrative	7,191	677	—	7,868
Impairment of property & equipment	—	143	—	143
Other non operating income	378	29	—	407
Income (loss) before income taxes	20,495	(2,590)	945	18,850
Depreciation and amortization	$12,623	$673	$—	$13,296
Other Consolidated Financial Information:
Inventories, net	$16,043	$713	$—	$16,756
Property and equipment, net	252,639	10,590	—	263,229
Additions to property and equipment	19,113	143	—	19,256
Total assets	$335,200	$13,225	$235,097	$583,522

For the three months ended December 29, 2002 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statement of Income:
Product revenue	$48,469	$753	$—	$49,222
Contract revenue	7,505	—	—	7,505

Total revenue	55,974	753	—	56,727
Cost of revenue	29,382	3,805	—	33,187

Gross profit (loss)	26,592	(3,052)	—	23,540
Research and development	6,702	965	—	7,667
Sales, general and administrative	5,847	627	—	6,474
Impairment of property & equipment	1,423	—	—	1,423
Gain on termination of supply agreement	—	5,000	—	5,000
Loss on investments in marketable securities	—	—	2,067	2,067
Income (loss) before income taxes	12,621	338	(802)	12,157
Depreciation and amortization	$9,739	$620	$—	$10,359
Other Consolidated Financial Information:
Inventories, net	$14,827	$317	$—	$15,144
Property and equipment, net	220,305	12,389	—	232,694
Additions to property and equipment	22,910	406	—	23,316
Total assets	$331,556	$13,709	$181,626	$526,891

For the six months ended December 28, 2003 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statement of Income:
Product revenue	$122,714	$3,034	$—	$125,748
Contract revenue	13,147	—	—	13,147

Total revenue	135,861	3,034	—	138,895
Cost of revenue	71,251	5,583	—	76,834

Gross profit (loss)	64,610	(2,549)	—	62,061
Research and development	14,672	1,990	—	16,662
Sales, general and administrative	14,442	1,339	—	15,781
Impairment of property & equipment	3	143	—	146
Other non operating income	381	29	—	410
Income (loss) before income taxes	35,874	(5,992)	1,837	31,719
Depreciation and amortization	$24,638	$1,300	$—	$25,938
Other Consolidated Financial Information:
Additions to property and equipment	$37,200	$200	$—	$37,400

For the six months ended December 29, 2002 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statement of Income:
Product revenue	$89,923	$1,453	$—	$91,376
Contract revenue	14,163	—	—	14,163

Total revenue	104,086	1,453	—	105,539
Cost of revenue	55,950	7,343	—	63,293

Gross profit (loss)	48,136	(5,890)	—	42,246
Research and development	11,879	2,352	—	14,231
Sales, general and administrative	13,025	1,275	—	14,300
Severance expenses	—	400	—	400
Impairment of property & equipment	1,491	—	—	1,491
Gain on termination of supply agreement	—	5,000	—	5,000
Loss on investments in marketable securities	—	—	2,067	2,067
Income (loss) before income taxes	21,742	(4,934)	596	17,404
Depreciation and amortization	$18,392	$1,225	$—	$19,617
Other Consolidated Financial Information:
Additions to property and equipment	$39,449	$780	$—	$40,229

Reclassifications

Certain fiscal 2003 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2004 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

Fiscal Year

The Company’s fiscal year is a 52-or 53-week period ending on the last Sunday in the month of June. The Company’s 2004 fiscal year extends from June 30, 2003 through June 27, 2004 and is a 52-week fiscal year. The Company’s 2003 fiscal year extended from July 1, 2002 through June 29, 2003 and was a 52-week fiscal year.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at December 28, 2003 and June 29, 2003, and the reported amounts of revenues and expenses during the three and six months ended December 28, 2003 and December 29, 2002. Actual amounts could differ from those estimates.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment. The majority of the Company’s products have shipping terms that are FOB or FCA shipping point, which means that the Company fulfills the obligation to deliver when the goods are handed over and into the charge of the carrier at its shipping dock. This means that the buyer bears all costs and risks of loss or damage to the goods from that point. The difference between FOB and FCA is that under FCA terms the customer designates a shipping carrier of choice to be used. In certain cases, the Company ships its product CIF. Under this arrangement, revenue is recognized under FOB shipping point shipping terms; however, the Company is responsible for the cost of insurance during shipment as well as the cost to ship the product.

For all of its sales other than those with CIF terms, the Company invoices its customers only for shipping costs necessary to physically move the product from its place of business to the customer’s location. The costs primarily consist of overnight shipping charges. The Company incurs the direct shipping costs on behalf of the customer and invoices the customer to obtain direct reimbursement for such costs. The Company accounts for its shipping costs by recording the amount of freight that is invoiced to its customers as revenue, with the corresponding cost recorded as cost of revenue. For the three and six months ended December 28, 2003, amounts recognized as revenue for shipping and handling costs were $26,000 and $52,000, respectively. In fiscal 2003, shipping costs were not material and the Company accounted for such costs as a cost of revenue with the reimbursement of these costs reflected as a direct offset and reduction of cost of revenue. If inventory is maintained at a consigned location, revenue is recognized when the Company’s customer pulls product for its use.

The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims. The Company accrues estimated warranty expense as a cost of revenue. The Company records a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition. Certain of the Company’s customer arrangements provide for product exchanges and reimbursement of certain sales costs. For two customers, with these arrangements, the Company defers revenue equal to the level specified in these contractual arrangements and recognizes the related revenue less any claims made against the reserves when the customer’s exchange rights expire and the deferred revenue reserves are released. The reserve expires no later than two quarters from the date of the original sale. In connection with the Company’s distributor agreement with Sumitomo Corporation (“Sumitomo”), such deferred revenue amounted to $7.9 million and $5.3 million as of December 28, 2003 and June 29, 2003, respectively. In connection with the Company’s purchase agreement with OSRAM Opto Semiconductors Gmbh (“Osram”), such deferred revenue amounted to $0.2 million and $0 as of December 28, 2003 and June 29, 2003, respectively.

Historically, the Company has experienced only nominal credit losses from customers’ inability to pay. Any uncollectibility of receivables is primarily due to returned products. Therefore, the Company records an allowance for sales returns at the time of sale. Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the actual amount and timing of the Company’s revenue for any period in which management made different judgments or utilized different estimates. The allowance for sales returns at December 28, 2003 and June 29, 2003 was $970,000 and $644,000, respectively.

Revenue from government contracts and certain private entities is recorded on the proportional performance method as contract expenses are incurred. Contract revenue represents contracts with various U.S. Government entities and certain private entities to perform research and development work related to the development of the Company’s technologies. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government or funding entity to practice the inventions for limited purposes. Contract revenue includes funding of direct research and development costs and a portion of the Company’s general and administrative expenses and other operating expenses for contracts under which funding is expected to exceed direct costs over the life of the contract. The specific reimbursement provisions of the contracts, including the portion of the Company’s general and administrative expenses and other reimbursable operating expenses vary by contract. Such reimbursements are recorded as contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract (i.e., certain cost share arrangements), the Company reports direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts and liquid investments with an original maturity of three months or less when purchased.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts and interest receivable, accounts payable and other liabilities approximate fair values at December 28, 2003 and June 29, 2003.

Investments

Investments are accounted for using the specific identification method and in accordance with Statement of Financial Accounting Standards (“SFAS”) 115 “Accounting for Certain Investments in Debt and Equity Securities”. This statement requires certain securities to be classified into three categories:

(a)	Securities Held-to-Maturity- Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

(b)	Trading Securities- Debt and equity securities that are bought and held principally for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

(c)	Securities Available-for-Sale- Debt and equity securities not classified as either securities, held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

At December 28, 2003, the Company held no marketable securities. During the second quarter of fiscal 2003, the Company sold its remaining position in two publicly traded companies. The first company was Microvision, Inc. (“Microvision”) and the second one was Emcore Corporation (“Emcore”). Prior to the sales, the Company owned 356,000 common shares of Microvision at a total cost of $14.3 million and 691,000 shares of Emcore at a total cost of $13.8 million. In June 2002, the Company recorded a charge through non-operating expense on the consolidated statement of operations for an “other than temporary” decline in value which reduced the value of the Microvision investment to $1.9 million, which was the market value as of June 28, 2002. These shares were sold during the three months ended December 29, 2002 for $1.9 million, with a net loss on the sale recognized for $36,000.

During the second quarter of fiscal 2003, the Company also sold 691,000 common shares of Emcore. These shares were purchased between June 2001 and October 2001. The Company recorded a charge through non-operating expense on the consolidated statements of operations in June 2002 for an “other than temporary” decline in value that reduced the value of this investment to $4.1 million, which was the market value as of June 28, 2002. These shares were sold during the three months ended December 29, 2002 for $2.1 million, with a net loss on the sale recognized for $2.0 million during the second quarter of fiscal 2003.

Management viewed these investments as strategic in nature and therefore the shares were accounted for as “available-for-sale” securities under SFAS 115. The Company carried these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, were included in accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity. Realized gains and losses are recognized upon sale or when declines in value are deemed to be “other than temporary” on the consolidated statements of income. The Company reviews equity holdings on a regular basis to evaluate whether or not each security has experienced an “other-than-temporary” decline in fair value. This policy requires, among other things, to review each of the companies’ cash position, earnings\revenue outlook, stock price performance, liquidity, ability to raise capital and management\ownership. Based on this review, if the Company determined that an “other-than-temporary” decline existed in the value of marketable equity securities, it is the Company’s policy to write-down these equity investments to the respective market value. Any related write-down would then be recorded as an investment loss on the Company’s consolidated statements of income. In the fourth quarter of fiscal 2002, the Company determined that an “other-than-temporary” decline in market value had occurred in both of these marketable equity investments. Accordingly, the Company wrote down these equity investments to their market values at June 30, 2002 and recorded the unrealized losses, previously recorded as a comprehensive loss in shareholders’ equity, as a non-operating loss on our consolidated statements of operations for the year then ended. The total amount of the charge to non-operating expenses in the consolidated statements of operations for the year ended June 30, 2002 relating to these investments was $22.0 million.

As of December 28, 2003 and June 29, 2003, the Company had investments in the equity of privately held companies with carrying values of $15.6 million for each period. These privately held investments are accounted for under the cost method and are included in “other assets” in the consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method for finished goods and work in process accounts. The Company uses the average cost method for raw materials for the Cree segment. The Cree Microwave segment uses a standard cost method to value its inventory. It is the Company’s policy to record a reserve against inventory once it has been determined that conditions exist which may not allow the Company to sell the inventory for its intended purpose, the inventory’s value is determined to be less than cost, or it is determined to be obsolete. The charge for the inventory reserves is recorded in cost of revenue on the consolidated statement of income. The Company evaluates inventory levels quarterly against sales forecasts on a part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management.

As of December 28, 2003, the Company maintained a $1.1 million reserve for inventory. Of this total amount, $837,000 is attributable to the Cree Microwave segment and $290,000 is attributable to the Cree segment.

The majority of the allowance at Cree Microwave was recorded during the second quarter of fiscal 2003 resulting from the termination of the supply agreement with Spectrian Corporation (“Spectrian”). In exchange for a one-time payment of $5.0 million recorded as “other operating income” on the consolidated statements of income, the Company relieved Spectrian of further obligations to purchase product under the supply agreement that was originally signed in December 2000. For the three months ended December 29, 2002, Cree Microwave recorded an additional reserve of $1.3 million for inventory targeted for sale to Spectrian, which included some customized parts. Additional reserves of $5.1 million were recorded in the third quarter of fiscal 2002, as contract negotiations at the time with Spectrian indicated that several parts on hand would not be saleable. During these contract negotiations, Spectrian indicated that it would only purchase new generation LDMOS8 and certain types of LDMOS7 devices from Cree Microwave after the fourth quarter of fiscal 2002. As a result, the Company fully reserved for inventories of non-LDMOS and other older devices maintained for Spectrian. The Company destroyed the majority of inventory previously reserved during the fourth quarter of fiscal 2002, fiscal 2003 and the second quarter of fiscal 2004, and as a result, the related items were taken out of inventory and the related reserve. There was no financial impact to the statement of income when these items were destroyed. The Company still maintains some inventory included in the reserve that are no longer available from third party suppliers or are available only with lengthy lead timeframes. The Company also has “last time buy” contracts with Remec, Inc. (which purchased Spectrian) for devices that use this inventory. However, the Company plans to dispose of this remaining inventory when the “last time buy” rights expire. Therefore, with the exception of certain inventory covered under “last time buy” obligations, all items previously reserved in the March 2002 and December 2002 quarters have now been scrapped and removed from inventory and the related reserve account. These reserves were recorded as a cost of revenue when they were established. In addition, $417,000 of LDMOS8 product was also written off as a research and development expenditure during the first quarter of fiscal 2003 as it related to prototype devices that were initially accepted by Spectrian and later rejected. These parts were never sold.

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

The following is a summary of inventory (in thousands):

	December 28, 2003	June 29, 2003
Raw materials	$3,566	$4,410
Work-in-progress	6,661	5,397
Finished goods	7,656	9,944

	17,883	19,751
Inventory reserve	(1,127)	(2,077)

Total inventory, net	$16,756	$17,674

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

Impairment of Long-Lived Assets

In accordance with SFAS 144, the Company reviews long-lived assets for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable. The Company reviews an undiscounted cash flow analysis for the Cree Microwave segment to test for impairment of its assets on a quarterly basis. During the three and six months ended December 28, 2003 and December 29, 2002, there was no impairment recorded on these assets. There can be no assurance that future analysis of Cree Microwave’s discounted cash flow will not result in a charge to earnings.

During the three months ended December 28, 2003, the Company’s Cree Microwave segment identified certain equipment to be sold, which had a carrying value in excess of its fair market value. The Company recorded a charge of $143,000 as of December 28, 2003, which has been reflected within the impairment of property and equipment in the consolidated statement of income.

Patent and License Rights

Patent rights reflect costs incurred to enhance and maintain the Company’s intellectual property position. License rights reflect costs incurred to use the intellectual property of others. Both are amortized on a straight-line basis over the lesser of 20 years from the date of patent application or over the license period. The related amortization expense was $204,000 and $387,000 for the three and six months ended December 28, 2003, respectively. The related amortization expense was $110,000 and $155,000 for the three and six months ended December 29, 2002, respectively.

Research and Development

The U.S. Government and certain private entities provide funding through research contracts for several of the Company’s current research and development efforts. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs are divided between the U.S. Government or other funding entity and the Company based on the terms of the contract. The funding party’s cost share is then paid to the Company. Activities performed under these arrangements include research regarding SiC and GaN materials and devices. The contracts typically require the submission of a written report documenting the results of such research, as well as some material deliverables.

The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where the Company anticipates that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding as an offset of those expenses. For the three and six months ended December 28, 2003 and December 29, 2002, there were no contracts for which direct expenses exceeded funding.

Company funded research and development is expensed as incurred. Customers did not contribute funds toward product research and development activities during fiscal 2004. Customers contributed $500,000 for the six months ended December 29, 2002, toward product research and development activities. This amount was recorded as an offset to research and development expense. As of December 29, 2003, there was no product research and development commitments recorded as a reduction to research and development expenses to fund future research and development activities for the Company.

Income Taxes

The Company has established an estimated tax provision based upon an effective rate of 31% for the three and six months ended December 28, 2003. The Company’s effective tax rate was 26% for the three and six months ended December 29, 2002. The estimated effective rate was based upon estimates of income for the fiscal year and the Company’s ability to use remaining net operating loss carryforwards and other tax credits. However, the actual effective rate may vary depending upon actual pre-tax book income for the year and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109 “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Stock Options

The Company accounts for stock based employee compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and does not intend to adopt the fair value method of accounting for stock based employee compensation defined by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). The Company has adopted stock plans under which options for the purchase of common stock have been granted to employees and directors of the Company. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended (in thousands, except per share amounts):

	Three Months Ended December 28, 2003	Six Months Ended December 28, 2003
Net income, as reported	$13,007	$21,886
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	69	140
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,255	16,397

Pro forma net income	$3,821	$5,629
Basic earnings per share, as reported	$0.18	$0.30
Pro forma basic net income per share	$0.05	$0.08
Diluted earnings per share, as reported	$0.17	$0.29
Pro forma diluted net income per share	$0.05	$0.07

	Three Months Ended December 29, 2002	Six Months Ended December 29, 2002
Net income, as reported	$8,996	$12,879
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	79	159
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	13,111	26,061

Pro forma net income (loss)	$(4,036)	$(13,023)
Basic earnings per share, as reported	$0.12	$0.18
Pro forma basic net income (loss) per share	$(0.06)	$(0.18)
Diluted earnings per share, as reported	$0.12	$0.17
Pro forma diluted net income (loss) per share	$(0.06)	$(0.18)

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

Shareholders’ Equity

On January 18, 2001, Cree announced that its Board of Directors had authorized the repurchase of up to four million shares of its outstanding common stock through January 2002. Additionally, on March 22, 2001, Cree announced that its Board of Directors had increased the repurchase limits under the stock repurchase program announced in January 2001 to include an additional three million shares. During the second quarter of fiscal 2004, the Company repurchased 664,000 shares at an average price of $17.35 per share with an aggregate value of approximately $11.5 million. Since the inception of the stock repurchase program, Cree has repurchased 4.0 million shares of its common stock at an average price of $15.61 per share, with an aggregate value of $62.5 million.

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

Contingencies

Eric Hunter and Jocelyn Hunter v. Cree, Inc. and F. Neal Hunter

As reported in our Annual Report on Form 10-K for the fiscal year ended June 29, 2003, on June 12, 2003, Eric and Jocelyn Hunter filed a lawsuit in U.S. District Court for the Middle District of North Carolina naming as defendants Cree and Neal Hunter, our current chairman. The court on November 25, 2003 entered a final judgement and order dismissing the lawsuit against all defendants pursuant to a settlement agreement between Eric and Jocelyn Hunter and Cree. The agreement did not require any payments to the plaintiffs. In connection with the settlement, Cree accepted Eric Hunter’s resignation as an employee effective November 24, 2003. His remaining stock options were terminated, except that options were vested with respect to a portion of the shares, prorated to the date of his resignation, that were otherwise scheduled to vest in May 2004. Accordingly, Cree recognized $152,000 of additional compensation expense during the three months ended December 28, 2003 in connection with the vesting of these stock options.

Shareholder Lawsuits

As reported in our Annual Report on Form 10-K for the fiscal year ended June 29, 2003, between June 16 and August 18, 2003, nineteen complaints claiming violations of securities laws were filed in the U.S. District Court for the Middle District of North Carolina against Cree and certain of our officers and current and former directors. On December 17, 2003, the court entered an order consolidating these actions for pre-trial purposes and appointing a lead plaintiff and lead counsel for the consolidated cases. The lead plaintiff filed a consolidated amended complaint on January 16, 2004. The amended complaint asserts, among other claims, violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, and violations of Section 20(a) and Section 18 of the Exchange Act against the individual defendants and also asserts claims against certain of our officers under Section 304 of the Sarbanes-Oxley Act of 2002. The amended complaint alleges that we made false and misleading statements concerning our investments in certain public and privately held companies, our acquisition of the UltraRF division of Spectrian Corporation (“Spectrian”), our supply agreement with Spectrian, our agreements with C&C, and our employment relationship with Eric Hunter and that our financial statements did not comply with the requirements of the securities laws during the class period. The amended complaint requests certification of a plaintiff class consisting of purchasers of Cree stock between August 12, 1998 and June 13, 2003 and seeks, among other relief, unspecified damages and disgorgement of profits by the individual defendants, plus costs and expenses, including attorneys’, accountants’ and experts’ fees. We intend to defend these cases vigorously.

On November 4, 2003, an individual claiming to be a shareholder of Cree filed a purported derivative complaint in the U.S. District Court for the Middle District of North Carolina naming as defendants members of our board of directors and naming Cree as a nominal defendant. The derivative complaint asserts claims against the individual defendants, nominally on Cree’s behalf, for breach of fiduciary duty, abuse of control, waste of corporate assets and indemnification. The factual allegations of the derivative complaint allege and repeat, in large part, the allegations of the shareholder securities lawsuits filed between June and August 2003, which have now been consolidated as set forth above. The derivative complaint seeks, among other relief, unspecified damages from the individual defendants, including statutory treble damages, and an order requiring defendants to repay their salaries and other compensation received for the periods when they allegedly breached their fiduciary duties. At a hearing held November 25, 2003, the court directed that discovery in the derivative action would follow the same schedule as in the consolidated securities lawsuits.

Other Legal Proceedings

During the three months ended December 28, 2003, there were no other material developments in the legal proceedings previously reported in our Annual Report on Form 10-K for the fiscal year ended June 29, 2003 and our Quarterly Report on Form 10-Q for the three-month period ended September 28, 2003. Please refer to Item 3 of the Form 10-K for the fiscal year ended June 29, 2003 and Item 1 of the 10-Q for the quarterly period ended September 28, 2003 for a description of other material legal proceedings pending through December 28, 2003.

The Company is also involved in other legal proceedings not described in this report or in the reports noted above. Although the final resolution of these other matters cannot be predicted with certainty, management’s present judgment is that the final outcome of these matters will not likely have a material adverse effect on the Company’s consolidated financial condition or results of operations. If an unfavorable resolution occurs in these legal proceedings, our financial condition and results of operations could be materially adversely affected.

Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
	(In thousands, except per share amounts)
Net income	$13,007	$8,996	$21,886	$12,879
Weighted average common shares	74,206	73,051	74,190	72,899

Basic earnings per common share	$0.18	$0.12	$0.30	$0.18

Net income	$13,007	$8,996	$21,886	$12,879
Diluted weighted average common shares:
Common shares outstanding	74,206	73,051	74,190	72,899
Dilutive effect of stock options and warrants	1,799	2,208	1,691	1,950

Total diluted weighted average common shares	76,005	75,259	75,881	74,849

Diluted earnings per common share	$0.17	$0.12	$0.29	$0.17

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with SFAS 128, “Earnings Per Share” these shares were not included in calculating diluted earnings per share. For the three and six months ending December 28, 2003, there were 9.0 million and 8.4 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive. For the three and six months ending December 29, 2002, there were 9.8 million and 10.2 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146, which nullified EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted SFAS 146 for fiscal 2004 and does not expect the adoption of SFAS 146 did not have a material impact on the Company’s consolidated results of operations or financial position or cash flows.

In December 2002, the Emerging Issues Task Force, (“EITF”), issued EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance to determine whether revenue arrangements contains multiple deliverable items and if so, requires that revenue be allocated amongst the different items based on fair value. EIFT 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the items is completed. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. The Company has determined that it does not have any investments in VIEs, therefore, there are no VIEs that would be consolidated. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new companies after January 31, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity” (“SFAS 150”). This statement established standards for classifying and measuring liabilities certain financial instruments that have the characteristics of both liabilities and equity. The provisions of this statement require that any financial instruments that are mandatorily redeemed on a fixed or determinable date or upon an event certain to occur be classified as liabilities. This statement was effective immediately for instruments entered into or modified after May 31, 2003 and for all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted SFAS No. 150 during the three months ended September 28, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s consolidated financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All information contained in the following discussion relative to future markets for our products and trends in and anticipated levels of revenue, gross margins, and expenses, as well as other statements containing words such as “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect,” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. We caution that such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those forward-looking statements. These factors include, but are not limited to, risks associated with our pending securities and other litigation, such as the considerable management time and attention required and substantial expenses incurred regardless of its outcome and the potential impact of an adverse result of the lawsuits filed against us and certain named executives and directors. In addition, the Securities and Exchange Commission (“SEC”), has requested that we provide information in response to an informal inquiry. Furthermore, our actual operating results could differ materially due to a number of additional factors, including potential changes in demand; the risk that price stability, improved operational efficiencies, and the favorable product mix we have recently experienced will not continue; the risk that, due to the complexity of our manufacturing process, we may experience production delays that preclude us from shipping sufficient quantities to meet customer orders or that result in higher production costs and lower margins; risks associated with the ramp-up of our production for our new products; the rapid development of new technology and competing products that may impair demand or render our products obsolete; and the potential lack of customer acceptance for our products. See Exhibit 99.1 for further discussion of factors that could cause our actual results to differ.

Business Overview

We develop and manufacture compound semiconductor materials and electronic devices made from silicon carbide, or SiC and Group III nitrides, or GaN. We derive the largest portion of our revenue from the sale of blue, green and near ultraviolet or UV light emitting diodes or LEDs. We currently offer LEDs at three brightness levels: high brightness blue and green devices, which includes MegaBright® and the X-class products; mid-brightness blue and green devices which includes our older high brightness and UltraBright™ devices; and standard brightness blue products.

Our LED devices are used by manufacturers as a lighting source for mobile appliances, automotive dashboard lighting, indicator lamps, miniature white lights, indoor and outdoor full color displays and signs, traffic signals and other lighting applications. LED products represented 78% and 77% of our revenue for the three and six months ended December 28, 2003, respectively. LED products represented 74% of our revenue for the three and six months ended December 29, 2002, respectively.

We also derive revenue from the sale of SiC materials products. We sell semiconductor wafers made from SiC that our customers use for manufacturing LEDs and power devices or for research and development. Sales of SiC wafer products represented 8% of our revenue for the three and six months ended December 28, 2003, respectively. Sales of SiC wafer products represented 7% and 8% of our revenue for the three and six months ended December 29, 2002, respectively. We also sell SiC materials in bulk crystal form for use in gemstones to Charles & Colvard, Ltd. (“C&C”). Sales of SiC crystals for gemstones represented 1% and 2% of our revenue for the three and six months ended December 28, 2003, respectively. Sales of SiC crystals for gemstones represented 4% of our revenue for the three and six months ended December 29, 2002, respectively. Our other products include SiC-based power and radio frequency, or RF devices. We received 2% of total revenue from sales of power devices and SiC-based RF devices combined for the three and six months ended December 28, 2003, respectively. We received less than 1% of total revenue from sales of power devices and SiC-based RF devices combined for the three and six months ended December 29, 2002, respectively.

Through our Cree Microwave segment, we develop and manufacture RF power transistors and modules using silicon technologies. These RF power transistors are a key semiconductor component for power amplifiers that are used in base stations for wireless networks. We received 3% and 2% of total revenue from sales from the Cree Microwave segment for the three and six months ended December 28, 2003, respectively. We received 1% of total revenue from sales from the Cree Microwave segment for the three and six months ended December 29, 2002, respectively.

The balance of our revenue, 8% and 9% for the three and six months ended December 28, 2003, respectively, was derived primarily from contract research funding. For the three and six months ended December 29, 2002, revenue from contract research funding was approximately 14% and 13%, respectively. Under various programs, U.S. Government entities and certain private entities assist us in the development of new technology by funding our research and development efforts. Contract revenue includes funding for direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which we expect funding to exceed direct costs over the life of the contract. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract, we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses. For the three and six months ended December 28, 2003 and December 29, 2002, we did not have any contracts for which we anticipated direct costs to exceed funding over the life of the contract.

Product Overview

Our LED revenue and units sold increased 34% and 66%, respectively, in the second quarter of fiscal 2004 over the comparative period of the prior year. Overall, we experienced sequential revenue growth in both our mid and high brightness product categories from the first to the second quarter of fiscal 2004. We succeeded in the second quarter growing revenues from our RazerThin™, MegaBright® green and MegaBright® Plus blue products. Based on conversations with our customers, we believe that many of our blue products are being used by our customers to make white LEDs for LCD backlights, camera flashes and keypad backlights for several major phone manufacturers. Our sales of our mid brightness product for the low cost blue keypad backlight market also remained strong during the second quarter.

We continued to work with our customers to develop and expand our X-class products for specific markets and packaging appliances. The X-class of LED products includes XBright®

blue and green, XBright® Plus blue and XThin® blue and green. The X-class product family targets applications that include miniature white lights, traffic signals, video screens and backlighting for mobile appliances. The X-class LED technology incorporates a junction down design and utilizes the optical benefits of SiC, while maintaining the advantages of our vertical structure with a single top contact. This design allows for a standard size chip similar to our other LED devices, however, it presented packaging challenges for many of our traditional customers over the past year. Recently, our customers are having more success using our X-class products as we target increased business for both our XBright and XThin products for the third quarter of fiscal 2004. With the recent introduction of our new brighter XT-15 and XT-18 chips, we expect the XThin product family to become a larger part of our business, especially for use in white LEDs for mobile appliances. These products build on the XThin platform and deliver brightness up to 22mW with the low forward voltage and thin design of our other XThin products. Overall, we have continued to see strong demand for our high brightness products and look to expand this category in future quarters.

For the high volume, price sensitive keypad market we are developing a new lower cost product called the UT230, which we have recently started sampling to select customers. We aim to release this mid-brightness product to production in the third quarter of fiscal 2004. Shipments of our standard brightness devices remained stable in the second quarter of fiscal 2004 and were supported by automotive and indicator light designs from a number of customers. During the second quarter of fiscal 2004, our standard brightness, mid-brightness and high brightness parts made up 8%, 46% and 46% of our LED revenue, respectively.

During the three months ended December 28, 2003, SiC materials revenue increased 50% over the prior year comparative period due to a 71% increase in the number of wafers sold. The higher volume resulted from increased sales to OSRAM Opto Semiconductors Gmbh (“Osram”) who uses our products for commercial applications, and a higher demand for SiC epi wafers. Revenue from sales of SiC materials for use in gemstones was 50% lower in the second quarter of fiscal 2004 as compared to the prior year period due to lower yields.

Revenue from silicon-based microwave products increased 163% in the second quarter of fiscal 2004 as compared to the prior year period we saw increased demand for Laterally Diffused Metal Oxide Semiconductors (“LDMOS”) from several customers. The new business is coming from both the cellular infrastructure amplifier market and the Military and Aeronautics (“Mil/Aero”) markets. We received 2% of total revenue from sales of power devices and SiC-based RF devices combined for the three and six months ended December 28, 2003, respectively. We received less than 1% of total revenue from sales of power devices and SiC-based RF devices combined for the three and six months ended December 29, 2002, respectively. We have recently increased our sales of SiC power semiconductors to a large power supply customer and have increased sales of SiC RF devices and foundry services

Government contract revenue decreased 19% for the three months ended December 28, 2003 over the prior year period as we experienced a shift to more cost share programs where we absorb a greater portion of the overall cost.

During the remainder of fiscal 2004, based on current order patterns and industry trends, we believe that one of our best growth opportunities will be for blue chips that are packaged in white LEDs for mobile applications. We believe these order patterns and industry trends also indicate that there will be an increase in the use of white LEDs as a backlight for the keypad and full color screens in mobile appliances. We recently have introduced our MegaBright Plus, XBright Plus, XThin and RazerThin products to target these and other applications.

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

The following listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2003 which contained a discussion of our accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Valuation of Long-Lived Assets. We have approximately $366.6 million of long-lived assets as of December 28, 2003, including approximately $274.3 million related to fixed assets and capitalized patents, $62.9 million in long term investments held to maturity and $29.4 million of other long-term assets, which includes net investments in privately held companies of $15.6 million and deferred taxes of $13.5 million. In addition to the original cost of these assets, their recorded value is impacted by a number of management estimates that are determined based on our judgment, including estimated useful lives and salvage values. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, or SFAS 144, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets have been impaired. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimations of the fair market value of the assets, and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations and estimated salvage values.

During the second quarter of fiscal 2004, Cree Microwave identified certain equipment, which was written down and recorded at fair market value. The amount of the write-down was $143,000. We hope to sell this equipment prior to the end of fiscal 2004.

Based on estimations of the fair market value of our Cree Microwave assets, and estimations of future cash flows, we determined that the estimated undiscounted cash flow exceeded the amount of the book value of the other long-term tangible assets. As a result, no other Cree Microwave assets were impaired or written down during the second quarter of fiscal 2004 other than the assets held for sale that was described above.

Accounting for Marketable and Non-Marketable Securities. From time to time, we evaluate strategic opportunities and potential investments in complementary businesses and as a result may invest in marketable equity securities. At December 28, 2003, we held no marketable equity securities. We classify marketable securities that are not trading or “held-to-maturity” securities as “available-for-sale”. We carry investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. Realized gains and losses are recognized when realized upon sale or disposition. Declines in value that are deemed to be other than temporary in accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities” are also recorded in the statement of operations. We have a policy in place to review our equity investments on a periodic basis to evaluate whether or not each security has experienced an “other-than-temporary” decline in fair value. Our policy requires, among other things, a review of each company’s cash position, earnings and revenue outlook, stock price performance, liquidity, ability to raise capital and management and ownership changes. Based on this review, if we believe that an “other-than-temporary” decline exists in the value of one of our marketable securities, it is our policy to write down these impaired investments to the market value. In addition, we generally record a write-down for investments in publicly held companies for an “other than temporary” impairment any time the market price of the security has remained below our average cost for two consecutive fiscal quarters, unless strong positive evidence exists that makes it clear that an “other-than-temporary” write-down would be inappropriate under the guidance of SFAS 115. The related write-down will then be recorded as an investment loss on our consolidated statements of income.

We also make strategic investments in equity securities of privately held companies from time to time. Since we do not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting. The shares of stock we received in these investments are not presently publicly traded and there is no other established market value for these securities. We have a policy in place to review the fair value of these investments on a regular basis to evaluate the carrying value of such investments. This policy includes, but is not limited to, reviewing each of the companies’ cash position, financing needs, earnings and revenue outlook, operational performance, management or ownership changes, and competition. The evaluation process is based on information that we are provided by these privately held companies. Since these companies are not subject to the same disclosure regulations as U.S. public companies, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If the carrying value of an investment is at an amount in excess of our estimate of fair value, and we have determined that the decline is “other-than-temporary”, it is our policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on our consolidated statements of income. Estimating the fair value of non-marketable investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. There were no adjustments made to our investments in privately held company investments on our consolidated statements of income during the three and six months ended December 28, 2003.

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

During the three and six months ended December 28, 2003, we reduced our reserve for certain wafer material products by $49,000 and $214,000, respectively, as products previously reserved for were selling more rapidly than anticipated. During the three months ended December 28, 2003, Cree Microwave scrapped $576,000 of previously reserved products. We reduced the respective inventory reserves accordingly as of December 28, 2003.

As a result of the termination of the supply agreement with Spectrian in the second quarter of fiscal 2003, Cree Microwave recorded a $1.3 million reserve for inventory that was slow moving or specifically identified to be sold to Spectrian, including customized parts. We also reserved an additional $522,000 at Cree Microwave during the first quarter of fiscal 2003. This inventory charge was taken because of a change in demand from Spectrian. Spectrian, initially, indicated that it would have strong demand for this type of transistor, but later determined that the demand had significantly weakened. During the three months ended December 29, 2002, we reserved $784,000 in the Cree segment for slow moving LED and wafer inventory. In addition, during the first quarter of fiscal 2003, we wrote down $185,000 of certain LEDs to an estimated market value calculation. All these adjustments were recorded through cost of revenue.

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

Revenue Recognition and Accounts Receivable. Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from its customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. The majority of our products have shipping terms that are FOB or FCA shipping point, which means that we fulfill the obligation to deliver when the goods are handed over and into the charge of the carrier at its shipping dock. This means that the buyer bears all costs and risks of loss or damage to the goods from that point. The difference between FOB and FCA is that under FCA terms the customer designates a shipping carrier of choice to be used. In certain cases, we ship our product CIF. Under this arrangement, revenue is recognized under FOB shipping point shipping terms; however, we are responsible for the cost of insurance during shipment as well as the cost to ship the product. For all of its sales other than those with CIF terms, we invoice our customers only for shipping costs necessary to physically move the product from its place of business to the customer’s location. The costs primarily consist of overnight shipping charges. We incur the direct shipping costs on behalf of the customer and invoice the customer to obtain direct reimbursement for such costs. We account for our shipping costs by recording the amount of freight that is invoiced to our customers as revenue, with the corresponding cost recorded as cost of revenue. For the three and six months ended December 28, 2003, amounts recognized as revenue for shipping and handling costs were $26,000 and $52,000, respectively. In fiscal 2003, shipping costs were not material and we accounted for such costs as a cost of revenue with the reimbursement of these costs reflected as a direct offset and reduction of cost of revenue. If inventory is maintained at a consigned location, revenue is recognized when our customer pulls product for its use. We provide our customers with limited rights of return for non-conforming shipments and warranty claims. We accrue estimated warranty expense as a cost of revenue. We record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition. Certain of our customer arrangements provide for product exchanges and reimbursement of certain sales costs. For two customers, with these arrangements, we defer revenue equal to the level specified in these contractual arrangements and recognizes the related revenue less any claims made against the reserves when the customer’s exchange rights expire and the deferred revenue reserves are released. The reserve expires no later than two quarters from the date of the original sale. In connection with our distributor agreement with Sumitomo, such deferred revenue amounted to $7.9 million and $5.3 million as of December 28, 2003 and June 29, 2003, respectively. In connection with our purchase agreement with Osram, such deferred revenue amounted to $200,000 and $0 as of December 28, 2003 and June 29, 2003, respectively.

Historically, we have experienced only nominal credit losses from customers’ inability to pay. Our accounts receivable reserve is primarily due to returned products. Therefore, we record an allowance for sales returns at the time of sale. Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the actual amount and timing of our revenue for any period in which management made different judgments or utilized different estimates. The allowance for sales returns at December 28, 2003 and June 29, 2003 was $970,000 and $644,000, respectively.

Revenue from government contracts and private agencies is recorded on the proportional performance method as contract expenses are incurred. Contract revenue represents contracts with various U.S. Government entities and certain private entities to perform research and development work related to the development of our technologies. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. The applicable contracts generally provide that we may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government or funding entity to practice the inventions for limited purposes. Contract revenue includes funding of direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which funding is expected to exceed direct costs over the life of the contract. The specific reimbursement provisions of the contracts, including the portion of our general and administrative expenses and other reimbursable operating expenses vary by contract. Such reimbursements are recorded as contract revenue. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract (i.e., certain cost share arrangements), we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

Accruals for Liabilities and Warranties. We make estimates for the amount of costs that have been incurred but not yet billed for general services, including legal and accounting fees, costs pertaining to our self-funded medical insurance, warranty costs and other expenses. Many of these expenses are estimated based on historical experience or information gained directly from the service providers. During the second quarter of fiscal 2004, we increased our overall warranty cost reserve by $391,000.

Valuation of Deferred Tax Assets. As of December 28, 2003, we had $15.4 million recorded as a short and long-term deferred tax asset. This asset was recorded as a result of a tax benefit associated with the $143.9 million of significant charges taken in fiscal 2002. These charges were recorded for the write-off of property and equipment, the impairment of goodwill and intangible assets at Cree Microwave and other charges resulting from the downturn in Cree Microwave’s business and the “other-than-temporary” charges taken on our investments.

Results of Operations

The following table shows our consolidated statements of income data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Revenue:
Product revenue, net	91.6%	86.8%	90.5%	86.6%
Contract revenue, net	8.4	13.2	9.5	13.4

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product revenue	45.7	48.5	47.3	49.9
Contract revenue	7.7	10.0	8.0	10.1

Total cost of revenue	53.4	58.5	55.3	60.0

Gross margin	46.6	41.5	44.7	40.0
Operating expenses:
Research and development	11.5	13.5	12.0	13.5
Sales, general and administrative	10.8	11.4	11.4	13.5
Other expense	0.2	2.5	0.1	1.8
Gain on termination of supply agreement	—	8.8	—	4.7

Income from operations	24.1	22.9	21.2	15.9
Non-operating income (loss):
(Loss) on investments in marketable securities	—	(3.7)	—	(1.9)
Other non-operating income	0.5	—	0.3	—
Interest income	1.3	2.2	1.3	2.5

Income before income taxes	25.9	21.4	22.8	16.5
Income tax expense	8.0	5.5	7.0	4.3

Net income	17.9%	15.9%	15.8%	12.2%

Three Months Ended December 28, 2003 and December 29, 2002

Revenue. Revenue increased 28% to $72.7 million in the second quarter of fiscal 2004 from $56.7 million in the second quarter of fiscal 2003. Higher revenue was primarily attributable to greater product revenue, which increased 35% to $66.6 million in the second quarter of fiscal 2004 from $49.2 million in the second quarter of fiscal 2003. Much of the increase in revenue resulted from increased unit shipments of our LED products due to stronger demand from our customers primarily for mobile appliance applications. LED revenue was $56.5 million and $42.0 million, for the second quarter of fiscal 2004 and 2003, respectively. Our most significant increase in LED revenue in the second quarter of fiscal 2004 came from sales to our Japanese distributor, Sumitomo. Revenue from sales to Sumitomo increased by 109% or $14.1 million in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 due to strong demand among Japanese manufacturers for our products for mobile appliance, automotive, gaming, consumer products and indicator light applications. Revenue from sales to Osram, and Agilent Technologies (Malaysia) Sdn Bhd, (“Agilent”), increased 6% or $1.0 million combined in the second quarter of fiscal 2004 over the prior year comparative period. The distributorship agreement with Sumitomo requires us to establish reserves at the time we ship LED products to Sumitomo based upon a percentage of the total purchase price of such products. Our contract with Osram also requires us to establish a reserve at the time we ship LED products to them. We defer revenue on shipments made to Sumitomo for sales costs they incur in selling our products, and for costs to manage our inventory. We defer revenue on shipments made to Osram for potential costs that they may incur to sell our products. Deferred revenue under these contracts amounted to $8.3 million and $5.5 million as of December 28, 2003 and June 29, 2003, respectively.

Our LED revenue increased 34% in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 and made up 78% of our total revenue for the 2004 quarter. Our blended average LED sales price declined 19% in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003. This decrease was in line with our strategy to lower prices to our customers to expand applications using nitride LEDs. Our average sales price for LEDs also was lower due to increasing price competitiveness in the marketplace and a change in the product mix of our sales to customers. For the second quarter of fiscal 2004, our LED chip volume increased 66% over prior year shipments. While revenue increased across all of our LED product categories, our high brightness LED products grew faster in the second quarter of fiscal 2004 compared to the prior year period than our other products. Our MegaBright and MegaBright Plus product lines have been incorporated into several new mobile phone designs in the keypads that feature a blue color as well as blue LEDs that are used to make white light for keypads, color LCD screens and flash units. In addition, we have seen LED chips being used increasingly in other applications including automotive, gaming equipment, consumer products and office automation. Our high brightness devices also increased due to the ramp up of MegaBright green products while our mid brightness designs benefited from the release of our RazorThin devices. Shipments of our standard brightness devices remained stable in the second quarter of fiscal 2004 and were supported by automotive and indicator light designs from a number of customers.

With the introduction of our new brighter XT-15 and XT-18 chips in the second quarter of fiscal 2004, we are targeting the XThin product family to become a larger part of our business, especially for use in white LEDs for mobile appliances. These products build on the XThin platform and deliver brightness up to 22mW with the low forward voltage and thin design of our other XThin products. For the high volume, price sensitive keypad market we have developed a new lower cost product called the UT230, which we have recently started sampling to select customers. We aim to release this mid-brightness product to production in the third quarter of fiscal 2004.

In the second quarter of fiscal 2004, our blended average sales price for LED products increased 3% sequentially due to reduced pricing pressure from the overall market and a more favorable product mix. Based on conversations with customers, we believe that pricing pressure was reduced in the second quarter of fiscal 2004 due to concerns expressed by certain customers that some of our competitors may be infringing on the intellectual property of other companies. Based on these customer conversations, we believe that some of these customers may be increasing their purchases of our chips for their products targeted for shipment to markets outside of the greater China market. We continue to evaluate and adjust our pricing strategy to drive long-term demand and increase our market share. At this time, we target lower average sales prices during the second half of the year on a product by product basis, however, we also target increased sales during the second half of fiscal 2004 of our X-class and other high brightness products. Based on these trends, we believe that our blended average sales price may be impacted more up or down in the near term by the changes in our product mix, rather than our product by product pricing strategy.

SiC wafer revenue was $6.0 million and $4.0 million, for the second quarter of fiscal 2004 and 2003, respectively. Wafer revenue increased 50% over the prior year due to greater sales to high volume customers and more work being performed for research. Wafer units increased 71% while the average sales price decreased 12% during the second quarter of fiscal 2004 over the prior year period, due to a change in product mix. Wafer revenue made up 8% of our total revenue in the second quarter of fiscal 2004.

SiC material revenue from material sold for gemstone use was $1.1 million and $2.1 million, for the second quarter of fiscal 2004 and 2003, respectively. Revenue from sales of our SiC materials for use in gemstones decreased 50% during the second quarter of fiscal 2004, as compared to the prior year period, due to lower yields. Materials sold for use in gemstones were 1% of our overall revenue for the three months ended December 28, 2003.

Revenue from Cree Microwave products was $2.0 million and $753,000, for the second quarter of fiscal 2004 and 2003, respectively. Cree Microwave revenue made up 3% of our total revenue for the second quarter of fiscal 2004. Revenue from these products increased 163% in the second quarter of fiscal 2004 over the comparable period in the prior year due to incremental orders from new customers for our newer LDMOS and module devices. In addition, Cree Microwave had $866,000 in revenue from products sold to Remec, Inc. (“Remec”), in the second quarter of fiscal 2004, compared to $183,000 in revenue from products sold to Spectrian (which was purchased by Remec in December 2002) in the second quarter of fiscal 2003.

Product sales mix for Cree Microwave products changed as LDMOS and modules made up 52% and 40% of revenue for the second quarter of fiscal 2004 and fiscal 2003, respectively. Revenue attributable to bipolar devices was 43% and 36% for the second quarter of fiscal 2004 and 2003, respectively. Approximately 5% of Cree Microwave’s revenue was from engineering and other services for the second quarter of fiscal 2004 as compared to 24% for the second quarter of fiscal 2003. Overall, our average sales price for Cree Microwave was 23% lower in the second quarter of fiscal 2004 compared to the prior fiscal year period as engineering service revenue includes no corresponding unit sales, which increased the average sales price calculation for the second quarter of fiscal 2003. For the remainder of fiscal 2004, we target higher revenue for Cree Microwave. However, if we are unable to secure new design wins for Cree Microwave, revenue from this segment may decline and the valuation of our assets in this segment may be impaired. Sales for power semiconductors and SiC microwave devices were 2% of revenue for the three months ended December 28, 2003 compared to less than 1% of revenue for the three months ended December 29, 2002.

Contract revenue was 8% of total revenue for the second quarter of fiscal 2004. Contract revenue received from U.S. Government and certain private entities decreased 19% during the second quarter of fiscal 2004 compared to the same period of fiscal 2003 as we experienced a shift to more cost share programs.

Gross Profit. Gross profit increased 43.8% to $33.8 million in the second quarter of fiscal 2004 from $23.5 million in the prior year comparative period. Compared to the prior year period, gross margins increased from 42% to 47% of revenue in the second quarter of fiscal 2004.

During the second quarter of fiscal 2003, cost of sales included a $1.3 million inventory write-down at Cree Microwave due to the termination of the supply agreement with Spectrian. We also recorded a $784,000 increase to inventory reserves for LED and wafer products, which was partly offset with a $515,000 reduction of our allowance for sales returns. In the three months ended December 28, 2003, we increased our allowance for sales returns by $273,000. In the second quarter of fiscal 2004, gross margins improved over the prior year period due to higher LED margins and lower negative margins reported by the Cree Microwave segment. LED margins improved as our blended average sales price decreased by 19%, while the blended average cost of our LEDs decreased by 22% due to higher throughput in the factory and improved yields. Because a significant portion of our factory cost is fixed, higher throughput typically results in lower costs per unit produced.

Negative gross profits were $806,000 for our Cree Microwave business during the second quarter of fiscal 2004 as compared to negative gross profits of $3.1 million recorded during the second quarter of fiscal 2003, which included the $1.3 million reserve. Higher revenue resulting from sales to new customers and improved yield has improved the financial results of this segment.

Our average wafer sales price for our SiC materials sales declined 12% while average wafer costs decreased by 51% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, due to a shift in product mix and a $49,000 reduction in wafer inventory reserves. Contract margins declined from 24% in the second quarter of fiscal 2003 to 8% in the second quarter of fiscal 2004 due to a higher percentage of cost share contracts being worked on during the year. We target contract margins to be in a range of 10-15% for the remainder of the fiscal year.

Research and Development. Research and development expenses increased 9% in the second quarter of fiscal 2004 to $8.3 million from $7.7 million in the second quarter of fiscal 2003. The increase in research and development spending supported our RazerThin, XBright, XThin and power chip LEDs as well as our XLamp and other high brightness LED research programs. In addition, we funded development of our LDMOS, SiC and Group III nitride microwave devices, our power devices and our near UV lasers. We target research and development expenses to increase to approximately $9.0 million in the third quarter of fiscal 2004.

Sales, General and Administrative. Sales, general and administrative expenses increased 22% in the second quarter of fiscal 2004 to $7.9 million from $6.5 million in the second quarter of fiscal 2003. The increased expenses in the second quarter of fiscal 2004 included expenses associated with the growth of our business, costs related to the Hunter and class action litigation and related matters and Sarbanes-Oxley related compliance costs. These expenses also included a higher level of funding for our employee profit sharing program during the second quarter of fiscal 2004 than in the prior year comparative period.

Impairment of Property and Equipment. Impairment of property and equipment decreased 90% to $143,000 in the second quarter of fiscal 2004 as compared to $1.4 million in the second quarter of fiscal 2003. During the second quarter of fiscal 2004, Cree Microwave identified certain equipment to be held for sale and recorded a fair market value write-down of $143,000. We hope to sell this equipment prior to the end of fiscal 2004. During the second quarter of fiscal 2003, we recorded a $1.4 million write-down for fixed assets associated with a novel epitaxy equipment project that we discontinued. The amount represented a deposit that we paid for equipment that was never delivered from the vendor.

Gain on Termination of Supply Agreement. In the second quarter of fiscal 2003, we received a $5.0 million one time payment from Spectrian associated with the termination of the supply agreement between Cree Microwave and Spectrian. There were no similar payments recorded in the second quarter of fiscal 2004.

Loss on Investments in Marketable Securities. The $2.1 million recorded in fiscal 2003 related to a loss realized on marketable securities that were sold during the second quarter of fiscal 2003. There was no loss on investments in marketable securities in the second quarter of fiscal 2004.

Other Non-Operating Income (Loss). Other non-operating income was $407,000 in the second quarter of fiscal 2004 as compared to a $17,000 loss in the second quarter of fiscal 2003. During the second quarter of fiscal 2004, we received a $379,000 gain for a contractually agreed upon payment from one of our customers for a foreign currency translation adjustment included in our sales contract.

Interest Income, net. Interest income, net decreased 25% to $945,000 in the second quarter of fiscal 2004 from $1.3 million in the second quarter of fiscal 2003. This reduction resulted primarily from lower interest rates available for our liquid cash and securities-held-to-maturity. Available cash increased to $218 million in the second quarter of fiscal 2004 from $199 million in the second quarter of fiscal 2003 due to higher profitability generated by the business.

Income Tax Expense. Income tax expense for the second quarter of fiscal 2004 was $5.8 million compared to a $3.2 million recorded in the second quarter of fiscal 2003. Our effective income tax rate was 31% for the second quarter of fiscal 2004 compared to a 26% rate during the comparative period in fiscal 2003 due to greater tax benefits in fiscal 2003 associated with the losses reported in fiscal 2002. During the second quarter of fiscal 2004, our operations also were more profitable than in the second quarter of fiscal 2003. At December 28, 2003, we maintained $15.4 million in deferred tax assets that we did not reserve for as we are targeting profitable operations over the next several periods and plan to use the assets in their entirety.

Six Months Ended December 28, 2003 and December 29, 2002

Revenue. Revenue increased 32% to $138.9 million in the first half of fiscal 2004 from $105.5 million in the comparable period in fiscal 2003. Higher revenue was primarily attributable to greater product revenue, which increased 38% to $125.7 million in the first half of fiscal 2004 from $91.4 million in the comparable period in fiscal 2003. Much of the increase in revenue resulted from increased unit shipments of our LED products due to stronger demand from our customers primarily for mobile appliance applications.

Our LED revenue represented 77% of total revenue for the first six months of fiscal 2004. LED revenue increased 38% to $107.1 million from $77.7 million, for the first six months of fiscal 2004 compared to the prior year. The increase in LED revenue was driven by a 71% increase in unit shipments that offset a 20% decrease in the blended average selling price between the periods. This decrease was in line with our strategy to lower prices to our customers to expand applications using nitride LEDs. Our average sales price for LEDs also was lower due to increasing price competitiveness in the marketplace and a change in the product mix of our sales to customers. The most significant increase in LED revenue in the first half of fiscal 2004 came from sales to our Japanese distributor, Sumitomo. Revenue from sales to Sumitomo increased by 171% or $31.9 million in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003 due to strong demand among Japanese manufacturers for our products for mobile appliance, automotive, gaming, consumer products and indicator light applications. Although our business grew overall, revenue from sales to Osram, and Agilent, decreased by $2.3 million combined in the six months ended December 28, 2003 over the prior year comparative period. This decrease resulted from several factors, including a lower average sales price for sales to these customers.

SiC wafer revenue was $11.4 million and $8.1 million, for the first six months of fiscal 2004 and 2003, respectively. Wafer revenue increased 41% over the prior year due to greater sales to Osram during the first half of fiscal 2004. Wafer units increased 68% while the average sales price decreased 16% during the first six months of fiscal 2004 over the prior year period, due to a change in product mix. Wafer revenue made up 8% of our total revenue in the first six months of fiscal 2004.

SiC material revenue from material sold for gemstone use was $2.4 million and $3.8 million, for the first six months of fiscal 2004 and 2003, respectively. Revenue from sales of our SiC materials for use in gemstones decreased 37% during the six months ended December 28, 2003 as compared to the prior year period, due to lower yields. Materials sold for use in gemstones were 2% of our overall revenue for the six months ended December 28, 2003.

Revenue from Cree Microwave products was $3.0 million and $1.5 million, for the first six months of fiscal 2004 and 2003, respectively. Cree Microwave revenue made up 2% of our total revenue for the six months ended December 28, 2003. Revenue from these products increased 100% in the first six months of fiscal 2004 over the comparable period in the prior fiscal year due to incremental orders from new customers for our newer LDMOS and module devices. In addition, Cree Microwave sold $1.4 million in revenue from products sold to Remec in the first six months of fiscal 2004, compared to $373,000 in revenue from products sold to Spectrian (which was purchased by Remec in December 2002) in the six months ended December 29, 2002.

Product sales mix for Cree Microwave products changed as LDMOS made up 47% and 55% of revenue for the first six months of fiscal 2004 and fiscal 2003, respectively. Revenue attributable to bipolar devices was 45% and 19% for the first six months of fiscal 2004 and 2003, respectively. Approximately 8% of Cree Microwave’s revenue was attributed to engineering and other services for the six months ended December 28, 2003 as compared to 26% for the prior year comparative period. Overall, our average sales price for Cree Microwave was 27% lower in the first half of fiscal 2004 compared to the prior fiscal year period due to these changes in the product mix. Sales for power semiconductors and SiC microwave devices were 2% of revenue for the six months ended December 28, 2003 compared to less than 1% of revenue for the six months ended December 29, 2002.

Contract revenue was 9% of total revenue for the first six months of fiscal 2004. Contract revenue received from U.S. Government and certain private entities decreased 7% during the first six months of fiscal 2004 compared to the same period of fiscal 2003 as we had a shift to more cost share programs during fiscal 2004.

Gross Profit. Gross profit increased 46.9% to $62.1 million in the first six months of fiscal 2004 from $42.2 million in the prior year comparative period. Compared to the prior year period, we increased gross margin from 40% to 45% of revenue in the first half of fiscal 2004. In the first six months of fiscal 2004, we increased our allowance for sales returns by $326,000 due to certain slower paying customers. During the six months ended December 29, 2002, cost of sales included a $1.8 million inventory write-down at Cree Microwave due to the termination of the supply agreement with Spectrian and other slow moving products. We also recorded a $1.0 million increase to inventory reserves for LED and wafer products. In addition, reserves for our allowance for sales returns were increased by $126,000 during the first six months of fiscal 2003. Gross margin for the first six months of fiscal 2003 was most impacted by the low revenue reported at our Cree Microwave segment. Gross profit for the Cree Microwave segment was a loss of $2.5 million and $5.9 million for the first six months of fiscal 2004 and 2003, respectively. LED margins improved as our blended average sales price decreased by 20%, in the first half of 2004 from the prior year period, while the blended average cost of our LEDs decreased by 23% in the same time due to higher throughput in the factory and improved yields. Because a significant portion of our factory cost is fixed, higher throughput typically results in lower costs per unit produced.

Wafer costs for our SiC materials sales were 6% lower in the six months ended December 28, 2003 than the prior year comparative period, due to a shift in mix and a $214,000 reduction in wafer inventory reserves. Contract margins declined from 25% in the first six months of fiscal 2003 to 15% in the first six months of fiscal 2004 due to a higher percentage of cost share contracts being worked on during the year. During the first quarter of fiscal 2004, we recorded a $529,000 revenue adjustment for additional funding received from the government on an older contract, the expenses associated with that contract were incurred in a prior year.

Research and Development. Research and development expenses increased 17% in the first six months of fiscal 2004 to $16.7 million from $14.2 million in the first six months of fiscal 2003. The increase in research and development spending supported our RazerThin, XBright, XThin and power chip LEDs as well as our XLamp LED and other high brightness LED research programs. In addition, we funded development of our LDMOS, SiC and Group III nitride microwave devices, our power devices and our near UV lasers. During the first quarter of fiscal 2003, we received $500,000 from an affiliate of Lighthouse Technologies, Inc. (“Lighthouse”), in which we hold a private company equity investment. When customers participate in funding our research and development programs, we record the amount funded as a reduction of research and development expenses. We do not expect any outside funding for research and development during fiscal 2004 at this time. Research and development costs for the six months ended December 29, 2002 also included a $1.0 million charge for costs associated with initial XBright chips that were made in previous quarters and were never fully qualified by customers. We determined during the first quarter of fiscal 2003 that these parts were not commercially viable. In addition, $417,000 of research and development costs associated with LDMOS 8 development was also incurred.

Sales, General and Administrative. Sales, general and administrative expenses increased 10% in the first six months of fiscal 2004 to $15.8 million from $14.3 million in the prior year comparative period, due to general expense increases associated with the growth of our business and a higher level of funding for our employee profit sharing program. Legal and other costs during the first six months of fiscal 2004 were $512,000 lower when compared to the same period of fiscal 2003. In the first half of fiscal 2004 we incurred legal and other costs associated with the Hunter and class action litigation and costs for the special committee investigation conducted by the Board of Directors. These costs were not incurred in the first half of fiscal 2003. In fiscal 2003, our legal and other costs were higher due to the high costs associated with the Nichia litigation that was settled during the second quarter of fiscal 2003.

Severance Expense. In the first quarter of fiscal 2003, we incurred $400,000 of severance charges at our Cree Microwave segment for employees that were laid off and received their severance payments during the same period. We did not incur any severance expenses in the first half of fiscal 2004.

Impairment of Property and Equipment. Impairment of property and equipment decreased 90% to $146,000 in the first six months of fiscal 2004 as compared to $1.5 million in the prior year comparative period. During the second quarter of fiscal 2004, Cree Microwave identified certain equipment held for sale and recorded a fair market value write-down of $143,000. We hope to sell this equipment prior to the end of fiscal 2004. During the second quarter of fiscal 2003, we recorded a $1.4 million write-down for fixed assets associated with a novel epitaxy equipment project that we discontinued. The amount represented a deposit that we paid for equipment that was never delivered from the vendor.

Gain on Termination of Supply Agreement. In the second quarter of fiscal 2003, we received a $5.0 million one time payment from Spectrian associated with the termination of the supply agreement between Cree Microwave and Spectrian. There were no similar payments recorded in the first half of fiscal 2004.

Loss on Investments in Marketable Securities. The $2.1 million recorded in fiscal 2003 related to a loss realized on marketable securities that we sold during the second quarter of fiscal 2003. There were no losses on investments in marketable securities recorded in the first half of fiscal 2004.

Other Non-Operating Income (Loss). During the second quarter of fiscal 2004, we received a $379,000 gain for a contractually agreed upon payment from one of our customers for a foreign currency translation adjustment included in our sales contract. There were no similar payments recorded in the first half of fiscal 2003.

Interest Income, net. Interest income, net decreased 31% to $1.8 million in the first six months of fiscal 2004 from $2.7 million in the prior year comparative period. This reduction resulted primarily from lower interest rates available for our liquid cash and securities-held-to-maturity. Available cash has increased to $218 million as of December 28, 2003 from $199 million as of December 29, 2002 due to higher profitability generated by the business.

Income Tax Expense. Income tax expense for the first six months of fiscal 2004 was $9.8 million compared to $4.5 million tax recorded in the first six months of fiscal 2003. Our effective income tax rate was 31% for the first six months of fiscal 2004 compared to a 26% rate during the comparative period in fiscal 2003 due to greater tax benefits in fiscal 2003 associated with the losses reported in fiscal 2002. During the six months ended December 28, 2003, our operations also were more profitable than in the comparable period in fiscal 2003. At December 28, 2003, we maintained $15.4 million in deferred tax assets that we did not reserve for as we target profitable operations over the next several periods and plan to use the assets in their entirety.

Liquidity and Capital Resources

We have funded our operations, to date, through sales of equity, bank borrowings and from product and contract gross profits. As of December 28, 2003, we had working capital of $182.1 million, including $154.7 million in cash, cash equivalents and short-term investments held to maturity. As of December 28, 2003, we have invested $63.0 million in long-term securities held to maturity in order to receive a higher interest rate on our cash. Operating activities generated $70.9 million in the first six months of fiscal 2004 compared with $41.3 million generated in the comparable period in fiscal 2003. This increase was primarily attributable to operating results being more profitable in fiscal 2004 than in fiscal 2003. Accounts receivable decreased by $4.5 million in the first six months of fiscal 2004 due to an increased focus on collections, which more than offset revenue growth. As a result, our days sales outstanding, which is calculated on our trailing monthly revenue profile, decreased to 44 days. We target that our days sales outstanding will increase to 45 to 60 days going forward as longer terms are typical with some of our customers in Asia. Additionally, inventory decreased $900,000 in the first six months of fiscal 2004 due to greater sales, and accounts payable and accrued expenses increased $3.0 million and $3.5 million, respectively in the first six months of fiscal 2004, due to timing. Deferred income taxes decreased by $7.4 million during the first six months of fiscal 2004 due to our greater profitability.

Cash used by investing activities in the first six months of fiscal 2004 was $51.4 million. Net investments of $9.7 million were made in securities held to maturity and $37.4 million was invested in property and equipment. The majority of the increase in spending was due to new equipment additions to increase manufacturing capacity in our crystal growth, epitaxy, clean room and package and test areas. Finally, $4.3 million was invested in patents and the purchase of patent rights as we acquired a SiC patent portfolio from ABB Research.

Cash used in financing activities was $8.9 million during the six months ended December 28, 2003. During the second quarter of fiscal 2004, we repurchased 664,000 common shares under our stock repurchase program with an aggregate value of $11.5 million. This was partially offset with the receipt of $2.6 million for the exercise of stock options and shares issued under our employee stock purchase program.

At this time, we target approximately $65 to 75 million in capital spending in fiscal 2004, which is slightly lower than fiscal 2003. We anticipate that in order to meet the demands of our customers, we must continue to invest in capital expansion during this fiscal year as well as improve our manufacturing yields. We anticipate that the majority of the expenditures will be made for new equipment and will be funded by cash from operations. We target our cash from operations to be higher in fiscal 2004 than it was in fiscal 2003 due to higher targeted profitability resulting from greater revenue. We also aim to be free cash flow (defined as cash from operations less capital spending) positive for fiscal 2004. Therefore, we plan to meet the cash needs for the business for fiscal 2004 through cash from operations. We also anticipate that long term cash needs will be met with cash flow from operations or cash on hand over the next two fiscal years. Actual results may differ from our targets for a number of reasons as we discuss herein. From time to time, we evaluate potential acquisitions in complementary businesses as strategic opportunities and anticipate continuing to make such evaluations. We may also issue additional shares of common stock for the acquisition of complementary businesses or other significant assets.

As of December 28, 2003, our cash and cash equivalents and short-term investments held to maturity accounts combined increased by $14.6 million or 10% over balances reported as of June 29, 2003. This was due to our business and profitability growth, a decrease in our accounts receivable balance, increases in accounts payable and accrued expenses, offset by a continued spending in property and equipment plus the repurchase of our stock. Our accounts receivable balance decreased by $4.7 million or 11% as of December 28, 2003, over the accounts receivable balance as of June 29, 2003. While our overall revenue continued to increase, we benefited from an increased focus and improved timing of collections. Our revenue in the second quarter of fiscal 2004 was $72.7 million, which was 13% higher than the fourth quarter of fiscal 2003 revenue of $64.1 million. As a result, our days sales outstanding, which is calculated on our trailing monthly revenue profile, decreased from 57 days to 44 days. Our net property and equipment also has increased by $11.9 million or 5% since June 29, 2003 due to our investments to expand production capacity. These investments are expected to aid us in meeting current and what we view as increasing, future customer product demands on a cost-effective basis. We target that these investments in additional equipment will allow us to meet any increase in demand for our products and thus may lead to higher revenue for us. The higher property investment will also result in higher depreciation expense. The deferred income tax asset account declined by $7.4 million or 35% since June 29, 2003 due to the use of tax assets toward our current year tax provision, as we were profitable in the first six months of fiscal 2004. Inventory decreased by $900,000 since June 29, 2003 due to higher sales. Our accounts payable and accrued expenses increased $3.7 million or 16% due to business growth and timing. Our revenue in the first six months of fiscal 2004 was $138.9 million, which was 12% higher than the last half of fiscal 2003 revenue of $124.3 million. Revenue is recognized from our customers at shipment. For certain customers, we defer revenue for certain sales costs incurred in selling our products and for managing our inventory, up to the balance of the deferred revenue. Our deferred revenue account increased by $2.7 million from June 29, 2003 to December 28, 2003, to $8.3 million due primarily to agreements with certain customers for which we defer revenue for certain sales costs of our customers incurred in selling our products and for managing our inventory.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative Disclosures:

As of December 28, 2003, we no longer hold any investments in marketable equity securities; however, an adverse movement of equity market prices would likely have an impact on our portfolio of non-marketable strategic equity securities, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions could negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. At December 28, 2003, our non-marketable strategic equity securities had a net book value of $15.6 million.

We have invested some of the proceeds from our January 2000 public offering into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. These investments are A grade or better per our cash management policy. At December 28, 2003, we had $142.2 million invested in these securities. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported on our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair values and the amortized cost of these investments.

We currently have no debt outstanding. With two of our larger customers, we make a foreign currency adjustment as a function of certain exchange rates against the U.S. dollar. During the second quarter of fiscal 2004, we recognized $379,000 of non-operating income associated with the foreign currency exchange provisions for one customer. These revenue adjustments represent our main risk with respect to foreign currency, since our contracts and purchase orders are denominated in U.S. dollars. We also have no commodity risk.

Qualitative Disclosures

We hold no investments in publicly traded equity securities at this time.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by Form 10-Q, our disclosure controls and procedures provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Eric Hunter and Jocelyn Hunter v. Cree, Inc. and F. Neal Hunter

As reported in our Annual Report on Form 10-K for the fiscal year ended June 29, 2003, on June 12, 2003, Eric and Jocelyn Hunter filed a lawsuit in U.S. District Court for the Middle District of

North Carolina naming as defendants Cree and Neal Hunter, our current chairman. The court on November 25, 2003 entered a final judgement and order dismissing the lawsuit against all defendants pursuant to a settlement agreement between Eric and Jocelyn Hunter and Cree. The agreement did not require any payments to the plaintiffs. In connection with the settlement, Cree accepted Eric Hunter’s resignation as an employee effective November 24, 2003 and his remaining stock options were terminated, except that options were vested with respect to a portion of the shares, prorated to the date of his resignation, that were otherwise scheduled to vest in May 2004. Accordingly, Cree recognized $152,000 of additional compensation expense during the three months ended December 28, 2003 in connection with the vesting of these stock options.

Shareholder Lawsuits

As reported in our Annual Report on Form 10-K for the fiscal year ended June 29, 2003, between June 16 and August 18, 2003, nineteen complaints claiming violations of securities laws were filed in the U.S. District Court for the Middle District of North Carolina against Cree and certain of our officers and current and former directors. On December 17, 2003, the court entered an order consolidating these actions for pre-trial purposes and appointing a lead plaintiff and lead counsel for the consolidated cases. The lead plaintiff filed a consolidated amended complaint on January 16, 2004. The amended complaint asserts, among other claims, violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, and violations of Section 20(a) and Section 18 of the Exchange Act against the individual defendants and also asserts claims against certain of our officers under Section 304 of the Sarbanes-Oxley Act of 2002. The amended complaint alleges that we made false and misleading statements concerning our investments in certain public and privately held companies, our acquisition of the UltraRF division of Spectrian Corporation (“Spectrian”), our supply agreement with Spectrian, our agreements with C&C, and our employment relationship with Eric Hunter and that our financial statements did not comply with the requirements of the securities laws during the class period. The amended complaint requests certification of a plaintiff class consisting of purchasers of Cree stock between August 12, 1998 and June 13, 2003 and seeks, among other relief, unspecified damages and disgorgement of profits by the individual defendants, plus costs and expenses, including attorneys’, accountants’ and experts’ fees. We intend to defend these cases vigorously.

On November 4, 2003, an individual claiming to be a shareholder of Cree filed a purported derivative complaint in the U.S. District Court for the Middle District of North Carolina naming as defendants members of our board of directors and naming Cree as a nominal defendant. The derivative complaint asserts claims against the individual defendants, nominally on Cree’s behalf, for breach of fiduciary duty, abuse of control, waste of corporate assets and indemnification. The factual allegations of the derivative complaint allege and repeat, in large part, the allegations of the shareholder securities lawsuits filed between June and August 2003, which have now been consolidated as set forth above. The derivative complaint seeks, among other relief, unspecified damages from the individual defendants, including statutory treble damages, and an order requiring defendants to repay their salaries and other compensation received for the periods when they allegedly breached their fiduciary duties. At a hearing held

November 25, 2003, the court directed that discovery in the derivative action would follow the same schedule as in the consolidated securities lawsuits.

Other Legal Proceedings

During the three months ended December 28, 2003, there were no other material developments in the legal proceedings previously reported in our Annual Report on Form 10-K for the fiscal year ended June 29, 2003 and our Quarterly Report on Form 10-Q for the three-month period ended September 28, 2003. Please refer to Item 3 of the Form 10-K for the fiscal year ended June 29, 2003 and Item 1 of the 10-Q for the quarterly period ended September 28, 2003 for a description of other material legal proceedings pending through December 28, 2003.

The Company is also involved in other legal proceedings not described in this report or in the reports noted above. Although the final resolution of these other matters cannot be predicted with certainty, management’s present judgment is that the final outcome of these matters will not likely have a material adverse effect on the Company’s consolidated financial condition or results of operations. If an unfavorable resolution occurs in these legal proceedings, our financial condition and results of operations could be materially adversely affected.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on October 28, 2003. The following matters were submitted to a vote of the shareholders with the results shown below:

(a) Election of Directors

Name	Votes For	Votes Withheld
F. Neal Hunter	70,777,683	760,099
Charles M. Swoboda	70,920,986	616,796
John W. Palmour, Ph.D.	70,936,557	601,225
Dolph W. von Arx	60,721,606	10,816,176
James E. Dykes	62,540,870	8,996,912
William J. O’Meara	62,538,870	8,998,912
Robert J. Potter, Ph.D.	62,509,535	9,028,247

The matters listed above are described in detail in our definitive proxy statement dated September 25, 2003, for the Annual Meeting of Shareholders held on October 28, 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

10.1	Letter Agreement, dated December 14, 2003, between Charles & Colvard, Ltd. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Business Risks and Uncertainties

(b) Reports on Form 8-K:

The Company furnished a Current Report on Form 8-K on October 2, 2003 containing its press release announcing that the Company has signed a purchase agreement with OSRAM Opto Semiconductors GmbH. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

The Company furnished a Current Report on Form 8-K on October 10, 2003 containing its press release announcing the conclusion of the previously announced investigation by a special committee of its Board of Directors into allegations of corporate wrongdoing made by Eric and Jocelyn Hunter. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

On October 16, 2003, the Company furnished a Current Report on Form 8-K, subsequently amended the same day on Form 8-K/A, containing its press release announcing results for the period ended September 28, 2003. Information furnished in the Form 8-K and in the Form 8-K/A referenced in the prior sentence is not deemed to be filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

Date:	February 3, 2004	/s/ Cynthia B. Merrell

Cynthia B. Merrell Chief Financial Officer and Treasurer (Authorized Officer and Chief Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Letter Agreement, dated December 14, 2003, between Charles & Colvard, Ltd. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Business Risks and Uncertainties