Form 10-Q
period 2004-03-28
CREE INC
filed 2004-05-04
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 16, 2004 was 74,210,059.

CREE, INC.

FORM 10-Q

For the Quarter Ended March 28, 2004

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 28, 2004	June 29, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,912	$64,795
Short-term investments held to maturity	78,513	75,242
Accounts receivable, net	38,066	43,901
Interest receivable	1,748	1,650
Inventories, net	17,124	17,674
Deferred income taxes	1,863	1,863
Prepaid expenses and other current assets	4,491	4,230

Total current assets	242,717	209,355

Property and equipment, net	260,368	251,346
Long term investments held to maturity	61,562	58,794
Deferred income taxes	7,045	20,934
Patent and license rights, net	11,602	7,146
Other assets	15,954	16,119

Total assets	$599,248	$563,694

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$12,943	$14,916
Accrued salaries and wages	6,720	5,756
Deferred revenue	7,070	5,533
Other accrued expenses	2,822	2,087

Total current liabilities	29,555	28,292
Long term liabilities:
Other long term liabilities	—	31

Total long term liabilities	—	31

Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 28, 2004 and June 29, 2003; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized; 74,206 and 74,127 shares issued and outstanding at March 28, 2004 and June 29, 2003, respectively	92	92
Additional paid-in-capital	523,446	526,318
Deferred compensation expense	—	(218)
Retained earnings	46,155	9,179

Total shareholders’ equity	569,693	535,371

Total liabilities and shareholders’ equity	$599,248	$563,694

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Revenue:
Product revenue, net	$71,383	$53,774	$197,131	$145,149
Contract revenue, net	5,730	6,449	18,877	20,612

Total revenue	77,113	60,223	216,008	165,761

Cost of revenue:
Product revenue	33,261	27,018	98,979	79,662
Contract revenue	5,021	5,158	16,136	15,824

Total cost of revenue	38,282	32,176	115,115	95,486

Gross profit	38,831	28,047	100,893	70,275

Operating expenses:
Research and development	10,534	8,138	27,196	22,369
Sales, general and administrative	7,888	6,712	23,670	20,993
Severance expense	—	—	—	400
Impairment of property & equipment	80	—	226	1,491
(Gain) on termination of supply agreement	—	—	—	(5,000)

Income from operations	20,329	13,197	49,801	30,022

Non-operating income (loss):
(Loss) on investments in marketable securities	(1)	—	—	(2,067)
Other non-operating income (loss)	598	(29)	1,007	(46)
Interest income	942	1,199	2,779	3,863

Income before income taxes	21,868	14,367	53,587	31,772

Income tax expense	6,779	3,735	16,612	8,261

Net income	$15,089	$10,632	$36,975	$23,511

Earnings per share:
Basic	$0.20	$0.15	$0.50	$0.32

Diluted	$0.20	$0.14	$0.49	$0.31

Shares used in per share calculation:
Basic	74,050	73,266	74,143	73,022

Diluted	76,399	75,394	75,979	75,026

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Nine Months Ended
	March 28, 2004	March 30, 2003
Operating activities:
Net income	$36,975	$23,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	39,587	30,091
Impairment of property, equipment and patents	275	1,512
Amortization of patent rights	602	233
Amortization of premium on securities held to maturity	2,420	—
Amortization of deferred compensation	392	364
Deferred income taxes	13,889	8,181
Loss on marketable securities	1	2,067
Changes in operating assets and liabilities:
Accounts and interest receivable	5,737	(4,674)
Inventories	550	330
Prepaid expenses and other current assets	(261)	475
Accounts payable, trade	(1,973)	3,318
Accrued expenses and other liabilities	3,205	4,018

Net cash provided by operating activities	101,399	69,426

Investing activities:
Purchase and deposits for property and equipment	(48,707)	(56,180)
Purchase of securities held to maturity	(86,698)	(89,284)
Costs associated with the acquisition of ATMI GaN	(105)	—
Proceeds from maturities of securities held to maturity	78,239	48,962
Proceeds from sale of property and equipment	8	—
Proceeds from sale of available for sale securities	—	3,921
Other long-term assets	85	394
Capitalized patent costs	(5,058)	(2,799)

Net cash used in investing activities	(62,236)	(94,986)

Financing activities:
Net proceeds from issuance of common stock	8,476	3,968
Repurchase of common stock	(11,522)	—

Net cash (used in) provided by financing activities	(3,046)	3,968

Net increase (decrease) in cash and cash equivalents	36,117	(21,592)
Cash and cash equivalents:
Beginning of period	64,795	73,744

End of period	$100,912	$52,152

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,872	$100

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The consolidated balance sheet as of March 28, 2004, the consolidated statements of income for the three and nine months ended March 28, 2004 and March 30, 2003, and the consolidated statements of cash flow for the nine months ended March 28, 2004 and March 30, 2003 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flow at March 28, 2004, and for all periods presented, have been made. The consolidated balance sheet at June 29, 2003 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s fiscal 2003 Annual Report on Form 10-K. The results of operations for the period ended March 28, 2004 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

Summarized financial information concerning the reportable segments as of and for the three and nine months ended March 28, 2004 and March 30, 2003 are shown in the following tables. There were no intercompany sales between the Cree segment and the Cree Microwave segment during the comparative periods. The “Other” column represents amounts excluded from specific segments such as interest income, write-downs for investments made in marketable equity securities or long-term investments held to maturity and gains or losses on the sale of marketable securities. The “Other” column also includes corporate assets such as cash and cash equivalents, short-term investments held to maturity, marketable securities, interest receivable and long-term investments held to maturity which have not been allocated to a specific segment.

For the three months ended March 28, 2004 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statement of Income:
Product revenue	$69,208	$2,175	$—	$71,383
Contract revenue	5,730	—	—	5,730

Total revenue	74,938	2,175	—	77,113

Cost of revenue	35,737	2,545	—	38,282

Gross profit (loss)	39,201	(370)	—	38,831

Research and development	9,427	1,107	—	10,534
Sales, general and administrative	7,114	774	—	7,888
Impairment of property & equipment	50	30	—	80
Other non-operating income	597	—	—	597
Income (loss) before income taxes	23,207	(2,281)	942	21,868
Depreciation of property & equipment	$13,356	$680	$—	$14,036

Other Consolidated Financial Information:
Inventories, net	$16,051	$1,073	$—	$17,124
Property and equipment, net	250,433	9,935	—	260,368
Additions to property and equipment	11,252	55	—	11,307
Total assets	$327,429	$13,495	$258,324	$599,248

For the three months ended March 30, 2003 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statement of Income:
Product revenue	$53,130	$644	$—	$53,774
Contract revenue	6,449	—	—	6,449

Total revenue	59,579	644	—	60,223

Cost of revenue	29,797	2,379	—	32,176

Gross profit (loss)	29,782	(1,735)	—	28,047

Research and development	7,119	1,019	—	8,138
Sales, general and administrative	5,951	761	—	6,712
Income (loss) before income taxes	16,683	(3,515)	1,199	14,367
Depreciation of property & equipment	$10,119	$510	$—	$10,629

Other Consolidated Financial Information:
Inventories, net	$17,216	$420	$—	$17,636
Property and equipment, net	225,714	12,161	—	237,875
Additions to property and equipment	15,665	286	—	15,951
Total assets	$331,415	$13,756	$194,203	$539,374

For the nine months ended March 28, 2004 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statement of Income:
Product revenue	$191,922	$5,209	$—	$197,131
Contract revenue	18,877	—	—	18,877

Total revenue	210,799	5,209	—	216,008

Cost of revenue	106,987	8,128	—	115,115

Gross profit (loss)	103,812	(2,919)	—	100,893

Research and development	24,099	3,097	—	27,196
Sales, general and administrative	21,557	2,113	—	23,670
Impairment of property & equipment	53	173	—	226
Other non-operating income	978	29	—	1,007
Income (loss) before income taxes	59,082	(8,274)	2,779	53,587
Depreciation of property & equipment	$37,615	$1,972	$—	$39,587

Other Consolidated Financial Information:
Additions to property and equipment	$48,452	$255	$—	$48,707

For the nine months ended March 30, 2003 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statement of Income:
Product revenue	$143,052	$2,097	$—	$145,149
Contract revenue	20,612	—	—	20,612

Total revenue	163,664	2,097	—	165,761

Cost of revenue	85,764	9,722	—	95,486

Gross profit (loss)	77,900	(7,625)	—	70,275

Research and development	18,999	3,370	—	22,369
Sales, general and administrative	18,957	2,036	—	20,993
Severance expenses	—	400	—	400
Impairment of property & equipment	1,491	—	—	1,491
Gain on termination of supply agreement	—	5,000	—	5,000
Loss on investments in marketable securities	—	—	2,067	2,067
Income (loss) before income taxes	38,424	(8,448)	1,796	31,772
Depreciation of property & equipment	$28,356	$1,735	$—	$30,091

Other Consolidated Financial Information:
Additions to property and equipment	$55,114	$1,066	$—	$56,180

Reclassifications

Certain fiscal 2003 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2004 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the last Sunday in the month of June. The Company’s 2004 fiscal year extends from June 30, 2003 through June 27, 2004 and is a 52-week fiscal year. The Company’s 2003 fiscal year extended from July 1, 2002 through June 29, 2003 and was a 52-week fiscal year.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at March 28, 2004 and June 29, 2003 and the reported amounts of revenues and expenses during the three and nine months ended March 28, 2004 and March 30, 2003. Actual amounts could differ from those estimates.

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

For all of its sales other than those with CIF terms, the Company invoices its customers only for shipping costs necessary to physically move the product from its place of business to the customer’s location. The costs primarily consist of overnight shipping charges. The Company incurs the direct shipping costs on behalf of the customer and invoices the customer to obtain direct reimbursement for such costs. The Company accounts for its shipping costs by recording the amount of freight that is invoiced to its customers as revenue, with the corresponding cost recorded as cost of revenue. For the three and nine months ended March 28, 2004, amounts recognized as revenue for shipping and handling costs were $27,400 and $79,500, respectively. In fiscal 2003, shipping costs were not material and the Company accounted for such costs as a cost of revenue with the reimbursement of these costs reflected as a direct offset and reduction of cost of revenue. If inventory is maintained at a consigned location, revenue is recognized when the Company’s customer pulls product for its use.

The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims. The Company accrues estimated warranty expense as a cost of revenue. The Company records a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition. Certain of the Company’s customer arrangements provide for product exchanges and reimbursement of certain sales costs. For two customers with these arrangements, the Company defers revenue equal to the level specified in these contractual arrangements and recognizes the related revenue less any claims made against the reserves when the customer’s exchange rights expire and the deferred revenue reserves are released. The reserve expires no later than two quarters from the date of the original sale. In connection with the Company’s distributor agreement with Sumitomo Corporation (“Sumitomo”), such deferred revenue amounted to $6.5 million and $5.3 million as of March 28, 2004 and June 29, 2003, respectively. In connection with the Company’s purchase agreement with OSRAM Opto Semiconductors Gmbh (“Osram”), such deferred revenue amounted to $365,000 and $0 as of March 28, 2004 and June 29, 2003, respectively.

Historically, the Company has experienced only nominal credit losses from customers’ inability to pay. Any uncollectibility of receivables is primarily due to returned products. Therefore, the Company records an allowance for sales returns at the time of sale. Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the actual amount and timing of the Company’s revenue for any period in which management made different judgments or utilized different estimates. The allowance for sales returns at March 28, 2004 and June 29, 2003 was $824,000 and $644,000, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts and interest receivable, accounts payable and other liabilities approximate fair values at March 28, 2004 and June 29, 2003.

Investments

Investments are accounted for using the specific identification method and in accordance with Statement of Financial Accounting Standards (“SFAS”) 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). This statement requires certain securities to be classified into three categories:

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

At March 28, 2004, the Company held no marketable securities. During the second quarter of fiscal 2003, the Company sold its remaining position in two publicly traded companies. The first company was Microvision, Inc. (“Microvision”) and the second one was Emcore Corporation (“Emcore”). Prior to the sales, the Company owned 356,000 common shares of Microvision at a total cost of $14.3 million and 691,000 shares of Emcore at a total cost of $13.8 million. In June 2002, the Company recorded a charge through non-operating expense on the consolidated statement of operations for an “other than temporary” decline in value, which reduced the value of the Microvision investment to $1.9 million, which was the market value as of June 28, 2002. These shares were sold during the three months ended December 29, 2002 for $1.9 million, with a net loss on the sale recognized for $36,000.

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

Management viewed these investments as strategic in nature and therefore the shares were accounted for as “available-for-sale” securities under SFAS 115. The Company carried these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, were included in accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity. Realized gains and losses are recognized upon sale or when declines in value are deemed to be “other than temporary” on the consolidated statements of income. The Company reviews equity holdings on a regular basis to evaluate whether or not each security has experienced an “other-than-temporary” decline in fair value. This policy requires, among other things, the review of each of the companies’ cash position, stock price performance, liquidity, ability to raise capital and management\ownership. Based on this review, if the Company determined that an “other-than-temporary” decline existed in the value of marketable equity securities, it is the Company’s policy to write down these equity investments to the respective market value. Any related write-down would then be recorded as an investment loss on the Company’s consolidated statements of income. In the fourth quarter of fiscal 2002, the Company determined that an “other-than-temporary” decline in market value had occurred in both of these marketable equity investments. Accordingly, the Company wrote down these equity investments to their market values at June 30, 2002 and recorded the unrealized losses, previously recorded as a comprehensive loss in shareholders’ equity, as a non-operating loss on the Company’s consolidated statements of operations for the year then ended. The total amount of the charge to non-operating expenses in the consolidated statements of operations for the year ended June 30, 2002 relating to these investments was $22.0 million.

As of March 28, 2004 and June 29, 2003, the Company had investments in the equity of privately held companies with carrying values of $15.6 million for each period. These privately held investments are accounted for under the cost method and are included in “other assets” in the consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method for finished goods and work in process accounts. The Company uses the average cost method for raw materials for the Cree segment. The Cree Microwave segment uses a standard cost method to value its inventory. It is the Company’s policy to record a reserve against inventory once it has been determined that conditions exist which may not allow the Company to sell the inventory for its intended purpose, the inventory’s value is determined to be less than cost, or it is determined to be obsolete. The charge for the inventory reserves is recorded in cost of revenue on the consolidated statements of income. The Company evaluates inventory levels at least quarterly against sales forecasts on a part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management.

As of March 28, 2004, the Company maintained a $1.1 million reserve for inventory. Of this total amount, $770,000 is attributable to the Cree Microwave segment and $318,000 is attributable to the Cree segment.

The majority of the inventory reserve at Cree Microwave was recorded during the second quarter of fiscal 2003 resulting from the termination of the supply agreement with Spectrian Corporation (“Spectrian”). In exchange for a one-time payment of $5.0 million recorded as “other operating income” on the consolidated statements of income, the Company relieved Spectrian of further obligations to purchase product under the supply agreement that was originally signed in December 2000. For the three months ended December 29, 2002, Cree Microwave recorded an additional reserve of $1.3 million for inventory targeted for sale to Spectrian, which included some customized parts. The Company destroyed a portion of the inventory previously reserved during the fiscal 2003 and fiscal 2004, and as a result, the related items were taken out of inventory and the related reserve. There was no financial impact to the statements of income when these items were destroyed. The Company still maintains some inventory included in the reserve that are no longer available from third party suppliers or are available only with lengthy lead timeframes. The Company also has “last time buy” contracts with Remec, Inc. (which purchased Spectrian) for devices that use this inventory. However, the Company plans to dispose of this remaining inventory when the “last time buy” rights expire. Therefore, with the exception of certain inventory covered under “last time buy” obligations, all items previously reserved have now been scrapped and removed from inventory and the related reserve account. These reserves were recorded as a cost of revenue when they were established. In addition, $417,000 of LDMOS8 product was also written off as a research and development expenditure during the first quarter of fiscal 2003 as it related to prototype devices that were initially accepted by Spectrian and later rejected. These parts were never sold.

Cree segment results for the nine months ended March 30, 2003 include a $784,000 additional reserve for LED and wafer inventories as management assessed the inventory to be slow moving or obsolete. The Company also recorded a $185,000 lower of cost or market adjustment to certain LED products based on management’s estimate of an average sales price for the products during the nine months ended March 30, 2003. These adjustments were recorded to cost of revenue. During the first nine months of fiscal 2003, the Company also wrote off $1.0 million of the initial XBright® chips that were developed during fiscal 2002. An improved chip had replaced these devices and this write-down was recorded as a research and development expense as the initial devices were prematurely launched and not commercially viable. In addition, customers had returned the entire product line that was initially shipped after determining that the chips did not meet their specifications.

The following is a summary of inventory (in thousands):

	March 28, 2004	June 29, 2003
Raw materials	$3,546	$4,410
Work-in-progress	7,456	5,397
Finished goods	7,209	9,944

	18,211	19,751
Inventory reserve	(1,087)	(2,077)

Total inventory, net	$17,124	$17,674

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

Impairment of Long-Lived Assets

In accordance with SFAS 144, the Company reviews long-lived assets for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable. The Company reviews an undiscounted cash flow analysis for the Cree Microwave segment to test for impairment of its assets on a quarterly basis. During the three and nine months ended March 28, 2004 and March 30, 2003, there was no impairment recorded on these assets. There can be no assurance that future analysis of Cree Microwave’s discounted cash flow will not result in a charge to earnings.

During the second quarter of fiscal 2004, the Company’s Cree Microwave segment identified certain equipment to be sold, which had a carrying value in excess of its fair market value. The Company recorded a charge of $143,000 as of December 28, 2003, which was reflected as an impairment of property and equipment in the consolidated statement of income. In the third quarter of fiscal 2004, the Company determined that this equipment was not salable and wrote off the remaining value of $30,000 as an impairment of property and equipment. The Company also wrote off $50,000 of equipment that was disposed of at the Cree segment’s facility.

Patent and License Rights

Patent rights reflect costs incurred to enhance and maintain the Company’s intellectual property position. License rights reflect costs incurred to use the intellectual property of others. Both are amortized on a straight-line basis over the lesser of 20 years from the date of patent application, the remaining life of the patent or over the license period. The related amortization expense was $215,000 and $602,000 for the three and nine months ended March 28, 2004, respectively. The related amortization expense was $78,000 and $233,000 for the three and nine months ended March 30, 2003, respectively.

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

The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where the Company anticipates that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding as an offset of those expenses. For the three and nine months ended March 28, 2004 and March 30, 2003, there were no contracts for which direct expenses exceeded funding.

Company funded research and development is expensed as incurred. Customers did not contribute funds toward product research and development activities during fiscal 2004. Customers contributed $500,000 for the nine months ended March 30, 2003, toward product research and development activities. This amount was recorded as an offset to research and development expense. As of March 28, 2004, there was no product research and development commitment recorded as a reduction to research and development expenses to fund future research and development activities for the Company.

Income Taxes

The Company has established an estimated tax provision based upon an effective rate of 31% for the three and nine months ended March 28, 2004. The Company’s effective tax rate was 26% for the three and nine months ended March 30, 2003. The estimated effective rate was based upon estimates of income for the fiscal year and the Company’s ability to use remaining net operating loss carryforwards and other tax credits. However, the actual effective rate may vary depending upon actual pre-tax book income for the year and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Stock Options

The Company accounts for stock based employee compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and does not intend to adopt the fair value method of accounting for stock based employee compensation defined by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). The Company has adopted stock plans under which options for the purchase of common stock have been granted to employees and directors of the Company. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended (in thousands, except per share amounts):

	Three Months Ended March 28, 2004	Nine Months Ended March 28, 2004
Net income, as reported	$15,089	$36,975
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	12	152
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,707)	(25,104)

Pro forma net income	$6,394	$12,023

Basic earnings per share, as reported	$0.20	$0.50
Pro forma basic net income per share	$0.09	$0.16
Diluted earnings per share, as reported	$0.20	$0.49
Pro forma diluted net income per share	$0.08	$0.16

	Three Months Ended March 30, 2003	Nine Months Ended March 30, 2003
Net income, as reported	$10,632	$23,511
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	79	238
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,719)	(37,215)

Pro forma net income (loss)	$(1,008)	$(13,466)

Basic earnings per share, as reported	$0.15	$0.32
Pro forma basic net income (loss) per share	$(0.01)	$(0.18)
Diluted earnings per share, as reported	$0.14	$0.31
Pro forma diluted net income (loss) per share	$(0.01)	$(0.18)

On March 17, 2003, the Company made an offer to exchange options to purchase an aggregate of 3,482,128 shares of the Company’s common stock held by eligible employees (the “Offer”). Directors and executive officers were not eligible to participate in the Offer. The options subject to the Offer were granted under the Company’s Equity Compensation Plan and 2001 Stock Option Bonus Plan at exercise prices greater than $30.00 per share. The Offer, including all withdrawal rights, expired at 12:00 midnight Eastern Time on Friday, April 11, 2003. On April 12, 2003, the Company accepted for cancellation options to purchase 1,663,600 shares of its common stock, tendered by 91 eligible employees, representing approximately 48% of the options that were eligible to be tendered in the Offer. Subject to the terms and conditions of the Offer, the Company granted new options to purchase approximately 562,852 shares of its common stock on October 13, 2003 in exchange for the options tendered and accepted. The new options were granted under the Company’s Equity Compensation Plan with an exercise price equal to the last sale price of the Company’s common stock reported by the Nasdaq National Market on the new option grant date or $19.88 per share. The new options became vested on April 13, 2004. After this date, the vesting schedule of each new option will be the same as the corresponding canceled option in percentage terms.

Shareholders’ Equity

On January 18, 2001, Cree announced that its Board of Directors had authorized the repurchase of up to 4.0 million shares of its outstanding common stock through January 2002. Additionally, on March 22, 2001, Cree announced that its Board of Directors had increased the repurchase limits under the stock repurchase program announced in January 2001 to include an additional three million shares. In February 2004, the Board of Directors extended the repurchase program through February 2005. During the second quarter of fiscal 2004, the Company repurchased 664,000 shares at an average price of $17.35 per share with an aggregate value of approximately $11.5 million. There were no repurchases made during the third quarter of fiscal 2004. Since the inception of the stock repurchase program, Cree has repurchased 4.0 million shares of its common stock at an average price of $15.61 per share, with an aggregate value of $62.5 million.

The Company intends to use available cash to finance purchases under the program. At the discretion of the Company’s management, the repurchase program can be implemented through open market or privately negotiated transactions. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors.

Contingencies

Shareholder Lawsuits

As reported in our Annual Report on Form 10-K for fiscal 2003 and in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2004, there is pending in the U.S. District Court for the Middle District of North Carolina a consolidated class action seeking damages for alleged violations of securities laws by the Company and certain of our officers and current and former directors. In February 2004 we moved that the court dismiss the consolidated amended complaint on the grounds that it fails to state a claim upon which relief can be granted and does not satisfy the pleading requirements under applicable law. The motion is currently pending.

As also reported in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2004, there was pending before the same court a purported derivative action that named certain of our directors as defendants and named the Company as a nominal defendant. In February 2004 the individual defendants moved that the court dismiss the derivative complaint on the ground that it failed to state a claim upon which relief can be granted. The plaintiff subsequently filed a motion, which the defendants did not oppose, requesting that the court allow the plaintiff to dismiss the action voluntarily without prejudice. The court entered an order granting the motion and dismissing the derivative action in March 2004.

Trustees of Boston University and Cree Lighting Company v. AXT, Inc.

As reported in our Annual Report on Form 10-K for fiscal 2003, in June 2003 Boston University and our subsidiary, Cree Lighting Company (which later merged into Cree, Inc.), commenced a patent infringement lawsuit against AXT, Inc. in the U.S. District Court for the Northern District of California. In March 2004, Boston University and the Company reached a settlement with AXT in which the parties agreed to the dismissal of all claims and counterclaims. The resolution of the disputes is reflected in the Company’s consolidated financial statements for the third quarter of fiscal 2004.

Other Legal Proceedings

During the third quarter of fiscal 2004 there were no other material developments in the legal proceedings previously reported in our Annual Report on Form 10-K for fiscal 2003 and our Quarterly Reports on Form 10-Q for the first two quarters of fiscal 2004. Please refer to Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended June 29, 2003 and Part II, Item 1 of the Quarterly Reports on Form 10-Q for the quarterly periods ended September 28, 2003 and December 28, 2003, respectively, for a description of other material legal proceedings.

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

Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
	(In thousands, except per share amounts)
Net income	$15,089	$10,632	$36,975	$23,511
Weighted average common shares	74,050	73,266	74,143	73,022

Basic earnings per common share	$0.20	$0.15	$0.50	$0.32

Net income	$15,089	$10,632	$36,975	$23,511
Diluted weighted average common shares:
Common shares outstanding	74,050	73,266	74,143	73,022
Dilutive effect of stock options and warrants	2,349	2,128	1,836	2,004

Total diluted weighted average common shares	76,399	75,394	75,979	75,026

Diluted earnings per common share	$0.20	$0.14	$0.49	$0.31

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with SFAS 128, “Earnings Per Share,” these shares were not included in calculating diluted earnings per share. For the three and nine months ended March 28, 2004, there were 4.6 million and 8.4 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive. For the three and nine months ended March 30, 2003, there were 9.5 million and 10.1 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146, which nullified EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted SFAS 146 for fiscal 2004 and the adoption of SFAS 146 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance to determine whether revenue arrangements contain multiple deliverable items and if so, requires that revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the items is completed. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. The Company has determined that it does not have any investments or other interests in VIEs, therefore, there are no VIEs that would be consolidated. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new companies and does not have any variable interests in any entitites after January 31, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity” (“SFAS 150”). This statement established standards for classifying and measuring liabilities of certain financial instruments that have the characteristics of both liabilities and equity. The provisions of this statement require that any financial instruments that are redeemed on a fixed or determinable date or upon an event certain to occur be classified as liabilities. This statement was effective immediately for instruments entered into or modified after May 31, 2003 and for all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted SFAS No. 150 during the three months ended September 28, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Subsequent Event

On April 6, 2004, we announced the completion of our acquisition of the gallium nitride substrate and epitaxy business of ATMI, Inc. The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreement, we acquired the assets of the business including 17 U.S. patents and additional patent applications, fixed assets and inventory in exchange for $10,250,000 in cash. The excess of the fair market value over the purchase price of the assets will be allocated as a pro rata reduction to the value of the long-term assets in accordance with SFAS No. 141 “Business Combinations”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All information contained in the following discussion relative to future markets for our products and trends in and anticipated levels of revenue, gross margins, and expenses, as well as other statements containing words such as “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect,” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. We caution that such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those forward-looking statements. These factors include, but are not limited to, risks associated with our pending securities and other litigation, such as the considerable management time and attention required and substantial expenses incurred regardless of its outcome, and the potential impact of an adverse result of the lawsuits filed against us and certain named executives and directors. In addition, the Securities and Exchange Commission (“SEC”) has requested that we provide information in response to an informal inquiry. Furthermore, our actual operating results could differ materially due to a number of additional factors, including potential changes in demand; the risk that price stability, improved operational efficiencies, and the favorable product mix we have recently experienced will not continue; the risk that, due to the complexity of our manufacturing process, we may experience production delays that preclude us from shipping sufficient quantities to meet customer orders or that result in higher production costs and lower margins; risks associated with the ramp-up of our production for our new products; risks resulting from the concentration of our business among few customers, including the risk that customers may reduce or cancel orders or fail to honor purchase commitments, the rapid development of new technology and competing products that may impair demand or render our products obsolete; the potential lack of customer acceptance for our products; and the risks associated with our product supply chain . See Exhibit 99.1 for further discussion of factors that could cause our actual results to differ.

Business Overview

We develop and manufacture compound semiconductor materials and electronic devices made from silicon carbide, or SiC, and Group III nitrides, or GaN. We derive the largest portion of our revenue from the sale of blue, green and near ultraviolet or UV light emitting diodes or LEDs. We currently offer LEDs at three brightness levels: high brightness blue and green devices, which include MegaBright® and the X-class products; mid-brightness blue and green devices; and standard brightness blue products.

Our LED devices are used by manufacturers as a lighting source for mobile appliances, automotive dashboard lighting, indicator lamps, miniature white lights, indoor and outdoor full color displays and signs, traffic signals and other lighting applications. LED products represented 80% and 78% of our revenue for the three and nine months ended March 28, 2004, respectively. LED products represented 76% and 74% of our revenue for the three and nine months ended March 30, 2003, respectively.

We also derive revenue from the sale of SiC and GaN materials products. We sell semiconductor wafers made from SiC that our customers use for manufacturing LEDs and power devices or for research and development. Sales of SiC wafer products represented 6% and 8% of our revenue for the three and nine months ended March 28, 2004, respectively. Sales of SiC wafer products represented 8% of our revenue for the three and nine months ended March 30, 2003, respectively. We also sell SiC materials in bulk crystal form for use in gemstones to Charles & Colvard, Ltd. (“C&C”). Sales of SiC crystals for gemstones represented 2% of our revenue for the three and nine months ended March 28, 2004, respectively. Sales of SiC crystals for gemstones represented 3% and 4% of our revenue for the three and nine months ended March 30, 2003, respectively. Our other products include SiC-based power and radio frequency, or RF devices. We received 2% and 1% of total revenue from sales of power devices and SiC-based RF devices combined for the three and nine months ended March 28, 2004, respectively. We received 1% of total revenue from sales of power devices and SiC-based RF devices combined for the three and nine months ended March 30, 2003, respectively.

Through our Cree Microwave segment, we develop and manufacture RF power transistors and modules using silicon technologies. These RF power transistors are a key semiconductor component for power amplifiers that are used in base stations for wireless networks. We received 3% and 2% of total revenue from sales from the Cree Microwave segment for the three and nine months ended March 28, 2004, respectively. We received 1% of total revenue from sales from the Cree Microwave segment for the three and nine months ended March 30, 2003, respectively.

The balance of our revenue was derived primarily from contract research funding, which amounted to 7% and 9% for the three and nine months ended March 28, 2004, respectively. For the three and nine months ended March 30, 2003, revenue from contract research funding was approximately 11% and 12%, respectively. Under various programs, U.S. Government entities and certain private entities assist us in the development of new technology by funding our research and development efforts. Contract revenue includes funding for direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which we expect funding to exceed direct costs over the life of the contract. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract, we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses. For the three and nine months ended March 28, 2004 and March 30, 2003, respectively, we did not have any contracts for which we anticipated direct costs to exceed funding over the life of the contract.

Product Overview

Our LED revenue and units sold increased 36% and 62%, respectively, in the third quarter of fiscal 2004 over the comparative period of the prior year. Overall, we experienced sequential revenue growth in our standard, mid and high brightness product categories from the second to the third quarter of fiscal 2004. X-class products were the fastest growing part of our high brightness segment, while sales of mid-brightness chips for the blue keypad backlight market also increased over the prior sequential quarter. Based on feedback from our customers, the increase in sales of our X-class chips was driven by white LED applications, with success in mobile phones for white keypads, camera flashes and LCD backlights for several major phone manufacturers. In addition, the growth in this product category also benefited from new Japanese automotive designs and LED display signs. We continue to see strong demand for our high brightness products that are being used by our customers to make white LEDs for LCD backlights, camera flashes, keypad backlights, solid state illumination, outdoor displays and automotive dashboards.

During the third quarter of fiscal 2004, we continued to work with our customers to develop and expand our X-class products for specific markets and packaging appliances. The X-class of LED products include XBright® blue and green, XBright® Plus blue and XThin® blue and green. The X-class LED technology incorporates a junction down design and utilizes the optical benefits of SiC, while maintaining the advantages of our vertical structure with a single top contact. This design allows for a standard size chip similar to our other LED devices, but has presented packaging challenges for our customers. Our customers began having more success during the third quarter of fiscal 2004. As a result, our X-class products represented almost 20% of our fiscal 2004 third quarter LED revenue versus 2% in the second quarter of fiscal 2004. During the second quarter of fiscal 2004, we introduced our brighter XT-15™ and XT-18™ chips. During the third quarter of fiscal 2004, we extended our LED brightness capabilities with the development of our XT-21™ chip that we have recently started shipping to several of our major customers in sample quantities. We target increased business for our high brightness products for the fourth quarter of fiscal 2004.

For the high volume, price sensitive keypad market, we target to release the UT230™ device in our fourth quarter of fiscal 2004. Shipments of our standard brightness devices remained stable in the third quarter of fiscal 2004 due to automotive and indicator light designs from a number of customers. In order to reduce our overall costs, we have undertaken an initiative to convert over the next year many of our products to be produced from 3-inch wafers. During the third quarter of fiscal 2004, our standard brightness, mid-brightness and high brightness parts made up 7%, 42% and 51% of our LED revenue, respectively.

During the three months ended March 28, 2004, SiC materials revenue decreased 5% over the prior year comparative period due to a 33% decrease in the number of wafers sold. The lower volume resulted from reduced sales of wafers with SiC or GaN epitaxy for research customers and other changes in customer and product mix. Revenue from sales of SiC materials for use in gemstones was 45% lower in the third quarter of fiscal 2004 as compared to the prior year period due to reduced demand and lower yields.

Revenue from silicon-based microwave products increased 238% in the third quarter of fiscal 2004 as compared to the prior year period. During the third quarter of fiscal 2004, we realized growth in both our Bi-polar and Laterally Diffused Metal Oxide Semiconductors (“LDMOS”) products. Much of the new business was derived from new customers, including the military and aeronautics markets. We received 2% and 1% of total revenue from sales of power devices and SiC-based RF devices combined for the three and nine months ended March 28, 2004, respectively. We received 1% of total revenue from sales of power devices and SiC-based RF devices combined for the three and nine months ended March 30, 2003, respectively. Government contract revenue decreased 11% for the three months ended March 28, 2004 over the prior year period as we experienced a shift to more cost share programs where we absorb a greater portion of the overall cost.

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

Valuation of Long-Lived Assets. We have approximately $356.5 million of long-lived assets as of March 28, 2004, including approximately $272.0 million related to fixed assets and capitalized patents, $61.6 million in long term investments held to maturity and $23.0 million of other long-term assets. Long-term assets include net investments in privately held companies of $15.6 million and deferred taxes of $7.0 million. In addition to the original cost of these assets, our recorded value of these assets is impacted by a number of management estimates that are determined based on our judgment, including estimated useful lives and salvage values. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” or SFAS 144, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets have been impaired. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimations of the fair market value of the assets, and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations and estimated salvage values.

During the second and third quarters of fiscal 2004, Cree Microwave identified certain equipment that was written off because the Company determined the equipment would not be used and it was unable to sell the equipment to a third party. The total amount of the write-down was $173,000.

Based on estimations of the fair market value of our Cree Microwave assets, and estimations of future cash flows, we determined that the estimated undiscounted cash flow exceeded the amount of the book value of the other long-term tangible assets for the business. As a result, no other Cree Microwave assets were impaired or written down during the first nine months of fiscal 2004 other than the assets described above.

Accounting for Marketable and Non-Marketable Securities. From time to time, we evaluate strategic opportunities and potential investments in complementary businesses and as a result may invest in marketable equity securities. At March 28, 2004, we held no marketable equity securities. We classify marketable securities that are not trading or “held-to-maturity” securities as “available-for-sale”. We carry investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. Realized gains and losses are recognized when realized upon sale or disposition. Declines in value that are deemed to be other than temporary in accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities” are also recorded in the statement of operations. We have a policy in place to review our equity investments on a quarterly basis to evaluate whether or not each security has experienced an “other-than-temporary” decline in fair value. Our policy requires, among other things, a review of each company’s cash position, stock price performance, liquidity, ability to raise capital and management and ownership changes. Based on this review, if we believe that an “other-than-temporary” decline exists in the value of one of our marketable securities, it is our policy to write down these impaired investments to the market value. In addition, we generally record a write-down for investments in publicly held companies for an “other than temporary” impairment any time the market price of the security has remained below our average cost for two consecutive fiscal quarters, unless strong positive evidence exists that makes it clear that an “other-than-temporary” write-down would be inappropriate under the guidance of SFAS 115. The related write-down will then be recorded as an investment loss on our consolidated statements of income.

We also make strategic investments in equity securities of privately held companies from time to time. Since we do not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting. The shares of stock we received in these investments are not presently publicly traded and there is no other established market value for these securities. We have a policy in place to review the fair value of these investments on a quarterly basis to evaluate the carrying value of such investments. This policy includes, but is not limited to, reviewing each of the companies’ cash position, financing needs, earnings and revenue outlook, operational performance, and management or ownership changes. The evaluation process is based on information that we are provided by these privately held companies. Since these companies are not subject to the same disclosure regulations as U.S. public companies, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If the carrying value of an investment is at an amount in excess of our estimate of fair value, and we have determined that the decline is “other-than-temporary,” it is our policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on our consolidated statements of income. Estimating the fair value of non-marketable investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. There were no adjustments made to our investments in privately held company investments on our consolidated statements of income during the three and nine months ended March 28, 2004.

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

During the three months ended March 28, 2004, we increased our reserve for certain raw material products by $28,000. During the nine months ended March 28, 2004, we reduced our reserve for certain wafer material products by $175,000, due to fluctuations in demand for certain products. During the nine months ended March 28, 2004, Cree Microwave scrapped $672,000 of previously reserved products. We reduced the respective inventory reserves accordingly as of March 28, 2004.

As a result of the termination of the supply agreement with Spectrian in the second quarter of fiscal 2003, Cree Microwave recorded a $1.3 million reserve for inventory that was slow moving or specifically identified to be sold to Spectrian, including customized parts. We also reserved an additional $522,000 at Cree Microwave during the first quarter of fiscal 2003. This inventory charge was taken because of a change in demand from Spectrian. Spectrian initially indicated that it would have strong demand for this type of transistor, but later determined that the demand had significantly weakened. During the three months ended December 29, 2002, we reserved $784,000 in the Cree segment for slow moving LED and wafer inventory. In addition, during the first quarter of fiscal 2003, we wrote down $185,000 of certain LEDs to an estimated market value calculation. All these adjustments were recorded through cost of revenue.

In addition, we wrote off $1.0 million of costs associated with initial XBright products and $417,000 of costs associated with LDMOS8 devices as research and development expenses in the first quarter of fiscal 2003. The $1.0 million write-down was attributable to early generation XBright devices that were later determined to be non-saleable because of design deficiencies. The $417,000 write-down was associated with LDMOS8 products on hand that we determined not to be saleable for similar reasons. In both cases, our customers had initially accepted the devices and we produced initial amounts of the product. Based on history with our customers, once products are accepted, they are ultimately qualified. Thus we concluded that capitalizing the cost of these items as inventory was appropriate. However, in both cases, our customers later rejected the products. Therefore, we wrote off the entire amount of inventory as research and development expenses, because the materials never qualified as completed devices or ultimately sold to customers. In the case of the LED devices, our customers returned all products shipped of that technology.

Revenue Recognition and Accounts Receivable. Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. The majority of our products have shipping terms that are FOB or FCA shipping point, which means that we fulfill the obligation to deliver when the goods are handed over and into the charge of the carrier at its shipping dock. This means that the buyer bears all costs and risks of loss or damage to the goods from that point. The difference between FOB and FCA is that under FCA terms the customer designates a shipping carrier of choice to be used. In certain cases, we ship our product CIF. Under this arrangement, revenue is recognized under FOB shipping point terms; however, we are responsible for the cost of insurance during shipment as well as the cost to ship the product. For all of our sales other than those with CIF terms, we invoice our customers only for shipping costs necessary to physically move the product from our place of business to the customer’s location. The costs primarily consist of overnight shipping charges. We incur the direct shipping costs on behalf of the customer and invoice the customer to obtain direct reimbursement for such costs. We account for our shipping costs by recording the amount of freight that is invoiced to our customers as revenue, with the corresponding cost recorded as cost of revenue. For the three and nine months ended March 28, 2004, amounts recognized as revenue for shipping and handling costs were $27,400 and $79,500, respectively. In fiscal 2003, shipping costs were not material and we accounted for such costs as a cost of revenue with the reimbursement of these costs reflected as a direct offset and reduction of cost of revenue. If inventory is maintained at a consigned location, revenue is recognized when our customer pulls product for its use. We provide our customers with limited rights of return for non-conforming shipments and warranty claims. We accrue estimated warranty expense as a cost of revenue. We record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition. Certain of our customer arrangements provide for product exchanges and reimbursement of certain sales costs. For two customers, with these arrangements, we defer revenue equal to the level specified in these contractual arrangements and recognize the related revenue less any claims made against the reserves when the customer’s exchange rights expire and the deferred revenue reserves are released. The reserve expires no later than two quarters from the date of the original sale. In connection with our distributor agreement with Sumitomo, such deferred revenue amounted to $6.5 million and $5.3 million as of March 28, 2004 and June 29, 2003, respectively. In connection with our purchase agreement with Osram, such deferred revenue amounted to $365,000 and $0 as of March 28, 2004 and June 29, 2003, respectively.

Historically, we have experienced only nominal credit losses from customers’ inability to pay. Our accounts receivable reserve is primarily due to returned products. Therefore, we record an allowance for sales returns at the time of sale. Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the actual amount and timing of our revenue for any period in which management made different judgments or utilized different estimates. The allowance for sales returns at March 28, 2004 and June 29, 2003 was $824,000 and $644,000, respectively.

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

Accruals for Liabilities and Warranties. We make estimates for the amount of costs that have been incurred but not yet billed for general services, including legal and accounting fees, costs pertaining to our self-funded medical insurance, warranty costs and other expenses. Many of these expenses are estimated based on historical experience or information gained directly from the service providers. During the third quarter of fiscal 2004, we reduced our overall warranty cost reserve by $26,000. For the first nine months of fiscal 2004, we increased our overall warranty cost reserve by $371,000.

Valuation of Deferred Tax Assets. As of March 28, 2004, we had $8.9 million recorded as a short or long-term deferred tax asset. This asset was recorded as a result of a tax benefit associated with the $143.9 million of significant charges taken in fiscal 2002. These charges were recorded for the write-off of property and equipment, the impairment of goodwill and intangible assets at Cree Microwave and other charges resulting from the downturn in Cree Microwave’s business and the “other-than-temporary” charges taken on our investments.

Results of Operations

The following table shows our consolidated statements of income data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Revenue:
Product revenue, net	92.6%	89.3%	91.3%	87.6%
Contract revenue, net	7.4	10.7	8.7	12.4

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product revenue	43.1	44.9	45.8	48.0
Contract revenue	6.5	8.5	7.5	9.6

Total cost of revenue	49.6	53.4	53.3	57.6

Gross margin	50.4	46.6	46.7	42.4
Operating expenses:
Research and development	13.7	13.5	12.6	13.5
Sales, general and administrative	10.2	11.2	10.9	12.7
Other expense	0.1	—	0.1	1.1
Gain on termination of supply agreement	—	—	—	3.0

Income from operations	26.4	21.9	23.1	18.1

Non-operating income:
(Loss) on investments in marketable securities	—	—	—	(1.2)
Other non-operating income	0.8	—	0.4	—
Interest income	1.2	2.0	1.3	2.3

Income before income taxes	28.4	23.9	24.8	19.2
Income tax expense	8.8	6.2	7.7	5.0

Net income	19.6%	17.7%	17.1%	14.2%

Three Months Ended March 28, 2004 and March 30, 2003

Revenue. Revenue increased 28% to $77.1 million in the third quarter of fiscal 2004 from $60.2 million in the third quarter of fiscal 2003. Higher revenue was primarily attributable to greater product revenue, which increased 33% to $71.4 million in the third quarter of fiscal 2004 from $53.8 million in the third quarter of fiscal 2003. Much of the increase in revenue resulted from increased unit shipments of our LED products due to stronger demand from our customers primarily for mobile appliance applications. LED revenue was $62.0 million and $45.7 million, for the third quarter of fiscal 2004 and 2003, respectively. Our most significant increase in LED revenue in the third quarter of fiscal 2004 came from sales to our Japanese distributor, Sumitomo and Agilent Technologies (Malaysia) Sdn Bhd, or Agilent. Revenue from sales to Sumitomo and Agilent combined, increased by 72%, in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 due to strong demand among Asian manufacturers for our products for mobile appliance, automotive, gaming, consumer products and indicator light applications. The distributorship agreement with Sumitomo requires us to establish reserves at the time we ship LED products to Sumitomo based upon a percentage of the total purchase price of such products. Our contract with Osram also requires us to establish a reserve at the time we ship LED products to them. We defer revenue on shipments made to Sumitomo for sales costs they incur in selling our products, and for costs to manage our inventory. We defer revenue on shipments made to Osram for potential costs that they may incur in using our products. Deferred revenue under these contracts amounted to $6.9 million and $5.5 million as of March 28, 2004 and June 29, 2003, respectively.

Our LED revenue increased 36% in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 and made up 80% of our total revenue for the 2004 quarter. Our blended average LED sales price declined 16% in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003. This decrease was in line with our strategy to lower prices to our customers to expand applications using nitride LEDs. Our average sales price for LEDs also was lower due to increasing price competitiveness in the marketplace and a change in the product mix of our sales to customers. For the third quarter of fiscal 2004, our LED chip volume increased 62% over shipments in the prior year period. While revenue increased across all of our LED product categories, our high brightness LED products grew faster in the third quarter of fiscal 2004 compared to the prior year period than our other products. Our high brightness products grew as a result of the introduction of several new products in our X-class product line as well as further design wins for our MegaBright devices. Our MegaBright and X-class product lines have been incorporated into several new mobile phone designs in the keypads that feature a blue color as well as blue LEDs that are used to make white light for keypads, color LCD screens and flash units. In addition, we have seen LED chips being used increasingly in other applications including new Asian automotive designs, displays, gaming equipment and office automation. Shipments of our mid brightness and standard brightness devices remained stable in the third quarter of fiscal 2004 compared to the prior year comparative period and were supported by mobile appliance, automotive, displays and indicator light designs from a number of customers.

With the introduction of our new brighter XT family of products, we are targeting the XThin product family to continue to grow and be a significant part of our business, especially for use in white LEDs for mobile appliances. These products deliver increased brightness with the low forward voltage and thin design. For the high volume, price sensitive keypad market we target the release of our UT230 product in our fourth quarter. We believe that this product offers a low forward voltage and thin design at a low sales price that is targeted to compete with other Asian LED manufacturers.

In the third quarter of fiscal 2004, our blended average sales price for LED products increased 3% sequentially due to a more favorable customer and product mix. We continue to evaluate and adjust our pricing strategy to drive long-term demand and increase our market share and respond to continued pricing pressure in the market. At this time, we target lower average sales prices during the fourth quarter of fiscal 2004 on a product-by-product basis. We also target increased sales during the fourth quarter of fiscal 2004 of our high brightness products. Based on these trends, we believe that our blended average sales price may be more influenced in the near term by our product mix.

SiC wafer revenue was $4.8 million and $5.1 million for the third quarter of fiscal 2004 and 2003, respectively. Wafer revenue decreased 5% over the prior year due to a change in customer and product mix. Wafer units decreased 33% while the average sales price increased 42% during the third quarter of fiscal 2004 over the prior year period, due to changes in customer and product mix. Wafer revenue made up 6% of our total revenue in the third quarter of fiscal 2004.

SiC material revenue from material sold for gemstone use was $1.2 million and $2.1 million, for the third quarter of fiscal 2004 and 2003, respectively. Revenue from sales of our SiC materials for use in gemstones decreased 45% during the third quarter of fiscal 2004, as compared to the prior year period, due to reduced demand and lower yields. Materials sold for use in gemstones were 2% of our overall revenue for the three months ended March 28, 2004.

Revenue from Cree Microwave products was $2.2 million and $644,000 for the third quarter of fiscal 2004 and 2003, respectively. Cree Microwave revenue made up 3% of our total revenue for the third quarter of fiscal 2004. Revenue from these products increased 238% in the third quarter of fiscal 2004 over the comparable period in the prior year due to incremental orders from new customers for our newer LDMOS, as well as bipolar and newer LDMOS device sales to Remec, Inc., or Remec. Cree Microwave had $918,000 in revenue from products sold to Remec in the third quarter of fiscal 2004, compared to $156,000 in revenue from products sold to Remec in the third quarter of fiscal 2003. This increase in revenue is due to Cree Microwave making available last-time buy parts to Remec prior to Cree Microwave discontinuing some of the older bipolar product lines and sales of our latest generation of LDMOS devices for new designs.

Product sales mix for Cree Microwave changed as LDMOS and modules made up 50% and 45% of revenue for the third quarter of fiscal 2004 and fiscal 2003, respectively. Revenue attributable to bipolar devices was 45% and 14% for the third quarter of fiscal 2004 and 2003, respectively. Approximately 5% of Cree Microwave’s revenue was from engineering and other services for the third quarter of fiscal 2004 as compared to 41% for the third quarter of fiscal 2003. Overall, our average sales price for Cree Microwave was 11% lower in the third quarter of fiscal 2004 compared to the prior fiscal year period as engineering service revenue includes no corresponding unit sales, which increased the average sales price calculation for the third quarter of fiscal 2003. For the remainder of fiscal 2004, we target higher revenue for Cree Microwave. However, if we are unable to secure new design wins for Cree Microwave, revenue from this segment may decline and the valuation of our assets in this segment may be impaired. Sales for power semiconductors and SiC microwave devices were 2% of revenue for the three months ended March 28, 2004 compared to 1% of revenue for the three months ended March 30, 2003 due to the ramp of power schottky device sales for power supplies and other applications.

Contract revenue was 7% of total revenue for the third quarter of fiscal 2004. Contract revenue received from U.S. Government and certain private entities decreased 11% during the third quarter of fiscal 2004 compared to the same period of fiscal 2003 as we experienced a shift to more cost share programs. We also recorded a $115,000 prior period rate adjustment in the third quarter of fiscal 2004, which reduced revenue.

Gross Profit. Gross profit increased 38% to $38.8 million in the third quarter of fiscal 2004 from $28.0 million in the prior year comparative period. Compared to the prior year period, gross margins increased from 47% to 50% of revenue in the third quarter of fiscal 2004. In the three months ended March 28, 2004, we decreased our allowance for sales returns by $146,000. In the third quarter of fiscal 2004, gross margins improved over the prior year period due to higher LED margins and lower negative margins reported by the Cree Microwave segment. LED margins improved as our blended average sales price decreased by 16%, while the blended average cost of our LEDs decreased by 23% due to higher throughput in the factory and improved yields. Because a significant portion of our factory cost is fixed, higher throughput typically results in lower costs per unit produced.

Negative gross profits were $370,000 for our Cree Microwave business during the third quarter of fiscal 2004 as compared to negative gross profits of $1.7 million recorded during the third quarter of fiscal 2003. Higher revenue resulting from sales to new customers and Remec last time buy programs combined with improved yield has positively impacted the financial results of this segment.

Our average wafer sales price for our SiC materials sales increased 42% while average wafer costs increased by 56% in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, due to a shift in customer and product mix. Contract margins declined from 20% in the third quarter of fiscal 2003 to 12% in the third quarter of fiscal 2004 due to a higher percentage of cost share contracts being worked on during the year. We also recorded a $115,000 prior period rate adjustment in the third quarter of fiscal 2004, which reduced revenue. We target contract margins to be in a range of 10-15% for the remainder of the fiscal year.

Research and Development. Research and development expenses increased 29% in the third quarter of fiscal 2004 to $10.5 million from $8.1 million in the third quarter of fiscal 2003. The increase in research and development spending supported our high brightness LED programs, 3-inch process development and XLamp™ qualification. In addition, we funded development of our LDMOS, SiC and Group III nitride microwave devices, our power devices and our near UV lasers. We target research and development expenses to remain in a range of $10.0-$11.0 million in the fourth quarter of fiscal 2004.

Sales, General and Administrative. Sales, general and administrative expenses increased 18% in the third quarter of fiscal 2004 to $7.9 million from $6.7 million in the third quarter of fiscal 2003. The increased expenses in the third quarter of fiscal 2004 included expenses associated with the growth of our business, costs related to the class action litigation and related matters and Sarbanes-Oxley related compliance costs. These expenses also included a higher level of funding for our employee profit sharing program during the third quarter of fiscal 2004 than in the prior year comparative period.

Impairment of Property and Equipment. Impairment of property and equipment increased to $80,000 in the third quarter of fiscal 2004 as compared to $0 in the third quarter of fiscal 2003. During the third quarter of fiscal 2004, Cree Microwave took an additional $30,000 write-down of certain equipment that was written down in the second quarter of fiscal 2004 as we determined that the equipment could not be sold. Cree Microwave has written down a total of $173,000 for this equipment, which will now be scrapped. In addition, we also wrote down $50,000 of equipment in our Durham factory as the equipment was disposed of.

Other Non-Operating Income (Loss). Other non-operating income was $598,000 in the third quarter of fiscal 2004 as compared to a $29,000 loss in the third quarter of fiscal 2003. During the third quarter of fiscal 2004, we received a contractually agreed upon payment from one of our customers for a foreign currency translation adjustment and we recognized a gain for a one-time technology license fee.

Interest Income, net. Interest income, net decreased 21% to $942,000 in the third quarter of fiscal 2004 from $1.2 million in the third quarter of fiscal 2003. This reduction resulted primarily from lower interest rates available for our liquid cash and securities-held-to-maturity. Available cash increased to $241.0 million in the third quarter of fiscal 2004 from $189.0 million in the third quarter of fiscal 2003 due to higher profitability generated by the business and strong working capital management.

Income Tax Expense. Income tax expense for the third quarter of fiscal 2004 was $6.8 million compared to $3.7 million recorded in the third quarter of fiscal 2003. Our effective income tax rate was 31% for the third quarter of fiscal 2004 compared to a 26% rate during the comparative period in fiscal 2003 due to greater tax benefits in fiscal 2003 associated with the losses reported in fiscal 2002. During the third quarter of fiscal 2004, our operations also were more profitable than in the third quarter of fiscal 2003. At March 28, 2004, we maintained $8.9 million in deferred tax assets that we did not reserve for as we are targeting profitable operations over the next several periods and plan to use the assets in their entirety.

Nine Months Ended March 28, 2004 and March 30, 2003

Revenue. Revenue increased 30% to $216.0 million in the first nine months of fiscal 2004 from $165.8 million in the comparable period in fiscal 2003. Higher revenue was primarily attributable to greater product revenue, which increased 36% to $197.1 million in the first nine months of fiscal 2004 from $145.1 million in the comparable period in fiscal 2003. Much of the increase in revenue resulted from increased unit shipments of our LED products due to stronger demand from our customers, primarily for mobile appliance applications.

Our LED revenue represented 78% of total revenue for the first nine months of fiscal 2004. LED revenue increased 37% to $169.1 million from $123.4 million, for the first nine months of fiscal 2004 compared to the prior year. The increase in LED revenue was driven by a 68% increase in unit shipments that offset an 18% decrease in the blended average selling price between the periods. This decrease was in line with our strategy to lower prices to our customers to expand applications using nitride LEDs. Our average sales price for LEDs also was lower due to increasing price competitiveness in the marketplace and a change in the product mix of our sales to customers. The most significant increase in LED revenue in the first nine months of fiscal 2004 came from sales to our Japanese distributor, Sumitomo and Agilent. Revenue from sales to Sumitomo and Agilent combined, increased by 86% in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 due to strong demand among Asian manufacturers for our products for mobile appliance, automotive, gaming, consumer products and indicator light applications.

SiC wafer revenue was $16.3 million and $13.2 million, for the first nine months of fiscal 2004 and 2003, respectively. Wafer revenue increased 24% over the prior year period due to changes in customer and product mix during the first nine months of fiscal 2004. Wafer units increased 19% while the average sales price increased 4% during the first nine months of fiscal 2004 over the prior year period, due to the changes in customer and product mix. Wafer revenue made up 8% of our total revenue in the first nine months of fiscal 2004.

SiC material revenue from material sold for gemstone use was $3.5 million and $5.8 million, for the first nine months of fiscal 2004 and 2003, respectively. Revenue from sales of our SiC materials for use in gemstones decreased 40% during the nine months ended March 28, 2004 as compared to the prior year period due to reduced demand and lower yields. Materials sold for use in gemstones were 2% of our overall revenue for the nine months ended March 28, 2004.

Revenue from Cree Microwave products was $5.2 million and $2.1 million, for the first nine months of fiscal 2004 and 2003, respectively. Cree Microwave revenue made up 2% of our total revenue for the nine months ended March 28, 2004. Revenue from these products increased 148% in the first nine months of fiscal 2004 over the comparable period in the prior fiscal year due to incremental orders from new customers for our newer LDMOS and module devices. In addition, Cree Microwave earned $2.3 million in revenue from products sold to Remec in the first nine months of fiscal 2004, compared to $529,000 in revenue from products sold to Spectrian/Remec (which was purchased by Remec in December 2002) in the nine months ended March 30, 2003.

Product sales mix for Cree Microwave changed in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 as sales of LDMOS and modules products made up 51% and 52% of revenue for the first nine months of fiscal 2004 and fiscal 2003, respectively. Revenue attributable to bipolar devices was 45% and 17% for the first nine months of fiscal 2004 and 2003, respectively. Approximately 4% of Cree Microwave’s revenue was attributed to engineering and other services for the nine months ended March 28, 2004 as compared to 31% for the prior year comparative period. Overall, our average sales price for Cree Microwave products was 20% lower in the first nine months of fiscal 2004 compared to the prior fiscal year period due to these changes in the product mix. Sales for power semiconductors and SiC microwave devices were 1% of revenue for the nine months ended March 28, 2004 compared to less than 1% of revenue for the nine months ended March 30, 2003.

Contract revenue was 9% of total revenue for the first nine months of fiscal 2004. Contract revenue received from U.S. Government and certain private entities decreased 8% during the first nine months of fiscal 2004 compared to the same period of fiscal 2003 as we experienced a shift to more cost share programs during fiscal 2004. During the first quarter of fiscal 2004, we recorded a $529,000 revenue adjustment for additional funding received from the government on an older contract; the expenses associated with that contract were incurred in a prior year. In addition, we also recorded a $115,000 prior period rate adjustment in the first nine months of fiscal 2004 that lowered our revenue.

Gross Profit. Gross profit increased 44% to $100.9 million in the first nine months of fiscal 2004 from $70.3 million in the prior year comparative period. Compared to the prior year period, we increased gross margin from 42% to 47% of revenue in the first nine months of fiscal 2004. In the first nine months of fiscal 2004, we increased our allowance for sales returns by $174,000 due to certain slower paying customers and business growth. During the nine months ended March 30, 2003, cost of sales included a $1.8 million inventory write-down at Cree Microwave due to the termination of the supply agreement with Spectrian and other slow moving products. We also recorded a $1.0 million increase to inventory reserves for LED and wafer products. In addition, reserves for our allowance for sales returns were increased by $380,000 during the first nine months of fiscal 2003. Gross margin for the first nine months of fiscal 2003 was most impacted by the low revenue reported at our Cree Microwave segment. Gross profit for the Cree Microwave segment was a loss of $2.9 million and $7.6 million for the first nine months of fiscal 2004 and 2003, respectively. LED margins improved as our blended average sales price decreased by 18%, in the first nine months of 2004 from the prior year period, while the blended average cost of our LEDs decreased by 22% in the same time due to higher throughput in the factory and improved yields. Because a significant portion of our factory cost is fixed, higher throughput typically results in lower costs per unit produced.

Wafer costs for our SiC materials sales were 2% lower in the nine months ended March 28, 2004 than the prior year comparative period, due to a shift in mix and a $186,000 reduction in wafer inventory reserves. Contract margins declined from 23% in the first nine months of fiscal 2003 to 15% in the first nine months of fiscal 2004 due to a higher percentage of cost share contracts being worked on during the year. During the first quarter of fiscal 2004, we recorded a $529,000 revenue adjustment for additional funding received from the government on an older contract; the expenses associated with that contract were incurred in a prior year. In addition, we also recorded a $115,000 prior period rate adjustment in the first nine months of fiscal 2004 that lowered our revenue.

Research and Development. Research and development expenses increased 22% in the first nine months of fiscal 2004 to $27.2 million from $22.4 million in the first nine months of fiscal 2003. The increase in research and development spending supported our 3-inch process development, our thin chip products, X-class and power chip LEDs as well as our XLamp LED and other high brightness LED research programs. In addition, we funded development of our LDMOS, SiC and Group III nitride microwave devices, our power devices and our near UV lasers. During the first quarter of fiscal 2003, we received $500,000 in research funding from an affiliate of Lighthouse Technologies, Inc. (“Lighthouse”), in which we hold a private company equity investment. When customers participate in funding our research and development programs, we record the amount funded as a reduction of research and development expenses. We do not expect any outside funding for research and development during fiscal 2004 at this time. Research and development costs for the nine months ended March 30, 2003 also included a $1.0 million charge for costs associated with initial XBright chips that were made in previous quarters and were never fully qualified by customers. We determined during the first quarter of fiscal 2003 that these parts were not commercially viable. In addition, $417,000 of research and development costs associated with LDMOS 8 development were also incurred.

Sales, General and Administrative. Sales, general and administrative expenses increased 13% in the first nine months of fiscal 2004 to $23.7 million from $21.0 million in the prior year comparative period, due to general expense increases associated with the growth of our business and a higher level of funding for our employee profit sharing program. Legal and other costs during the first nine months of fiscal 2004 were $113,000 lower when compared to the same period of fiscal 2003. In the first nine months of fiscal 2004, we incurred legal and other costs associated with the Hunter and class action litigation and costs for the special committee investigation conducted by the Board of Directors. These costs were not incurred in the first nine months of fiscal 2003. In fiscal 2003, our legal and other costs were higher due to the high costs associated with the Nichia litigation that was settled during the second quarter of fiscal 2003.

Severance Expense. In the first quarter of fiscal 2003, we incurred $400,000 of severance charges at our Cree Microwave segment for employees that were laid off and received their severance payments during the same period. We did not incur any severance expenses in the first nine months of fiscal 2004.

Impairment of Property and Equipment. Impairment of property and equipment decreased 85% to $226,000 in the first nine months of fiscal 2004 as compared to $1.5 million in the prior year comparative period. During the second and third quarter of fiscal 2004, Cree Microwave identified certain equipment that was obsolete and recorded a write-down of $173,000. During the second quarter of fiscal 2003, we recorded a $1.4 million write-down for fixed assets associated with a novel epitaxy equipment project that we discontinued. The amount represented a deposit that we paid for equipment that was never delivered from the vendor.

Gain on Termination of Supply Agreement. In the second quarter of fiscal 2003, we received a $5.0 million one-time payment from Spectrian associated with the termination of the supply agreement between Cree Microwave and Spectrian. There were no similar payments recorded in the first nine months of fiscal 2004.

Loss on Investments in Marketable Securities. The $2.1 million recorded in fiscal 2003 related to a loss realized on marketable securities that we sold during the second quarter of fiscal 2003. There were no significant losses on investments in marketable securities recorded in the first nine months of fiscal 2004.

Other Non-Operating Income (Loss). During the first nine months of fiscal 2004, we recorded non-operating income for a contractually agreed upon payment from one of our customers for a foreign currency translation adjustment included in our sales contract. Also during the third quarter of fiscal 2004, we recognized a one-time technology license fee. There were no similar payments recorded in the first nine months of fiscal 2003.

Interest Income, net. Interest income, net decreased 28% to $2.8 million in the first nine months of fiscal 2004 from $3.9 million in the prior year comparative period. This reduction resulted primarily from lower interest rates available for our liquid cash and securities-held-to-maturity. Available cash has increased to $241.0 million as of March 28, 2004 from $189.0 million as of March 30, 2003 due to higher profitability generated by the business.

Income Tax Expense. Income tax expense for the first nine months of fiscal 2004 was $16.6 million compared to $8.3 million in tax recorded in the first nine months of fiscal 2003. Our effective income tax rate was 31% for the first nine months of fiscal 2004 compared to a 26% rate during the comparative period in fiscal 2003 due to greater tax benefits in fiscal 2003 associated with the losses reported in fiscal 2002. During the nine months ended March 28, 2004, our operations also were more profitable than in the comparable period in fiscal 2003. At March 28, 2004, we maintained $8.9 million in deferred tax assets that we did not reserve for as we target profitable operations over the next several periods and plan to use the assets in their entirety.

Liquidity and Capital Resources

We have funded our operations, to date, through sales of equity, bank borrowings and from product and contract gross profits. As of March 28, 2004, we had working capital of $213.1 million, including $179.4 million in cash, cash equivalents and short-term investments held to maturity. As of March 28, 2004, we have invested $61.6 million in long-term securities held to maturity in order to receive a higher interest rate on our cash. Operating activities generated $101.5 million in the first nine months of fiscal 2004 compared with $69.4 million generated in the comparable period in fiscal 2003. This increase was primarily attributable to operating results being more profitable in fiscal 2004 than in fiscal 2003. Accounts receivable decreased by $5.8 million in the first nine months of fiscal 2004 due to an increased focus on collections, which more than offset revenue growth. As a result, our days sales outstanding, which is calculated on our trailing monthly revenue profile, decreased to 36 days. We anticipate that our days sales outstanding will increase to 45 to 60 days going forward as longer terms are typical with some of our customers in Asia. Additionally, inventory decreased $550,000 in the first nine months of fiscal 2004 due to greater sales, and accounts payable and accrued expenses increased $1.2 million in the first nine months of fiscal 2004, due to timing.

Cash used by investing activities in the first nine months of fiscal 2004 was $62.3 million. Net investments of $8.5 million were made in securities held to maturity and $48.7 million was invested in property and equipment. The majority of the increase in spending was due to new equipment additions to increase manufacturing capacity in our crystal growth, epitaxy, clean room and package and test areas. Finally, $5.1 million was invested in patents as well as the purchase of patent rights as we acquired a SiC patent portfolio.

Cash used in financing activities was $3.0 million during the nine months ended March 30, 2004. During the second quarter of fiscal 2004, we repurchased 664,000 common shares under our stock repurchase program with an aggregate value of $11.5 million. This has been mostly offset with the receipt of $8.5 million for the exercise of stock options and shares issued under our employee stock purchase program. We did not repurchase stock during our third quarter of fiscal 2004.

At this time, we target approximately $65 to 75 million in capital spending in fiscal 2004, which is slightly lower than fiscal 2003. We also anticipate higher spending in fiscal 2005. We anticipate that in order to meet the demands of our customers, we must continue to invest in capital expansion during fiscal years 2004 and 2005 as well as improve our manufacturing yields. We anticipate that the majority of the expenditures will be made for new equipment and will be funded by cash from operations. We target our cash from operations to be higher in fiscal 2004 than it was in fiscal 2003 due to higher targeted profitability resulting from greater revenue. Therefore, we plan to meet the cash needs for the business for fiscal 2004 through cash from operations. We also anticipate that long term cash needs will be met with cash flow from operations or cash on hand over the next two fiscal years. Actual results may differ from our targets for a number of reasons as we discuss herein. From time to time, we evaluate potential acquisitions in complementary businesses as strategic opportunities and anticipate continuing to make such evaluations. For example, on April 1, 2004, the Company acquired assets for the gallium nitride substrate and epitaxy business from ATMI, Inc in exchange for $10,250,000. The assets acquired included intellectual property, fixed assets and inventory. We may also issue additional shares of common stock for the acquisition of complementary businesses or other significant assets.

As of March 28, 2004, our cash and cash equivalents and short-term investments held to maturity accounts combined increased by $39.4 million, or 28%, over balances reported as of June 29, 2003. This was due to our business and profitability growth, a decrease in our accounts receivable balance, increases in accounts payable and accrued expenses, offset by a continued spending in property and equipment plus the repurchase of our stock. Our accounts receivable balance decreased by $5.8 million, or 13%, as of March 28, 2004 from the accounts receivable balance as of June 29, 2003. While our overall revenue continued to increase, we benefited from an increased focus and improved timing of collections. Our revenue in the third quarter of fiscal

2004 was $77.1 million, which was 20% higher than the fourth quarter of fiscal 2003 revenue of $64.1 million. As a result, our days sales outstanding, which is calculated on our trailing monthly revenue profile, decreased from 57 days to 36 days. Our net property and equipment also has increased by $9.0 million or 4% since June 29, 2003 due to our investments to expand production capacity. These investments are expected to aid us in meeting current, and what we view as increasing, future customer product demands on a cost-effective basis. We target that these investments in additional equipment will allow us to meet any increase in demand for our products and thus may lead to higher revenue for us. The higher property investment will also result in higher depreciation expense. Inventory decreased by $550,000 since June 29, 2003 due to higher sales. Our accounts payable and accrued expenses decreased $274,000 or 1% due to timing. Our revenue in the first nine months of fiscal 2004 was $216.0 million, which was 30% higher than the first nine months of fiscal 2003 revenue of $165.8 million. Revenue is recognized from our customers at shipment. For certain customers, we defer revenue for certain sales costs incurred in selling our products and for managing our inventory, up to the balance of the deferred revenue. Our deferred revenue account increased by $1.6 million from June 29, 2003 to March 28, 2004, to $7.1 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative Disclosures:

As of March 28, 2004, we held no investments in marketable equity securities; however, an adverse movement of equity market prices would likely have an impact on our portfolio of non-marketable strategic equity securities, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions could negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers and private sales. At March 28, 2004, our non-marketable strategic equity securities had a net book value of $15.6 million.

We have invested some of the proceeds from our January 2000 public offering into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. These investments are A grade or better per our cash management policy. At March 28, 2004, we had $140.1 million invested in these securities. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported on our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair values and the amortized cost of these investments.

We currently have no debt outstanding. With two of our larger customers, we make a foreign currency adjustment as a function of certain exchange rates against the U.S. dollar. These non-operating income adjustments represent our main risk with respect to foreign currency, since our contracts and purchase orders are denominated in U.S. dollars. We also have no commodity risk.

Qualitative Disclosures

We hold no investments in publicly traded equity securities at this time.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In re Cree, Inc. Securities Litigation and Related Cases

As reported in our Annual Report on Form 10-K for fiscal 2003 and in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2004, there is pending in the U.S. District Court for the Middle District of North Carolina a consolidated class action seeking damages for alleged violations of securities laws by the Company and certain of our officers and current and former directors. In February 2004 we moved that the court dismiss the consolidated amended complaint on the grounds that it fails to state a claim upon which relief can be granted and does not satisfy the pleading requirements under applicable law. The motion is currently pending.

As also reported in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2004, there was pending before the same court a purported derivative action that named certain of our directors as defendants and named the Company as a nominal defendant. In February 2004 the individual defendants moved that the court dismiss the derivative complaint on the ground that it failed to state a claim upon which relief can be granted. The plaintiff subsequently filed a motion, which the defendants did not oppose, requesting that the court allow the plaintiff to dismiss the action voluntarily without prejudice. The court entered an order granting the motion and dismissing the derivative action in March 2004.

Trustees of Boston University and Cree Lighting Company v. AXT, Inc.

As reported in our Annual Report on Form 10-K for fiscal 2003, in June 2003 Boston University and our subsidiary, Cree Lighting Company (which later merged into Cree, Inc.), commenced a patent infringement lawsuit against AXT, Inc. in the U.S. District Court for the Northern District of California. In March 2004 Boston University and the Company reached a settlement with AXT in which the parties agreed to the dismissal of all claims and counterclaims. The resolution of the disputes is reflected in the Company’s consolidated financial statements for the third quarter of fiscal 2004.

Other Legal Proceedings

During the third quarter of fiscal 2004 there were no other material developments in the legal proceedings previously reported in our Annual Report on Form 10-K for fiscal 2003 and our Quarterly Reports on Form 10-Q for the first two quarters of fiscal 2004. Please refer to Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended June 29, 2003 and Part II, Item 1 of the Quarterly Reports on Form 10-Q for the quarterly periods ended September 28, 2003 and December 28, 2003, respectively, for a description of other material legal proceedings.

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

(b) Reports on Form 8-K:

On February 27, 2004, the Company furnished a Current Report on Form 8-K, announcing that the Company’s Board of Directors had extended the Company’s stock repurchase program through February 2005 and confirming the third quarter financial targets provided in its January 15, 2004 press release. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

On January 15, 2004, the Company furnished a Current Report on Form 8-K, containing its press release announcing results for the period ended December 28, 2003. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

Date: May 4, 2004	/s/ Cynthia B. Merrell
Cynthia B. Merrell
Chief Financial Officer and Treasurer
(Authorized Officer and Chief Financial and Accounting Officer)