Form 10-K
period 2004-06-27
CREE INC
filed 2004-08-20
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2004

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

Common Stock, $0.00125 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of December 26, 2003 was approximately $1,065,738,993 (based on the closing sale price of $17.50 per share).

The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of July 28, 2004 was 73,296,397.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 4, 2004 are incorporated by reference into Part III.

CREE, INC.

FORM 10-K

For the Fiscal Year Ended June 27, 2004

PART I

Information set forth in this Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (Exchange Act). All information contained in the following discussion relative to future markets for our products and trends in and anticipated levels of revenue, gross margins, and expenses, as well as other statements containing words such as “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect,” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements.

Factors that could cause or contribute to such differences include: our ability to complete development and commercialization of products under development, such as our pipeline of brighter light emitting diodes (LEDs); our ability to lower costs; potential changes in demand; the risk that price stability, improved operational efficiencies, and the favorable product mix we have recently experienced will not continue; the risk that, due to the complexity of our manufacturing processes, we may experience production delays that preclude us from shipping sufficient quantities to meet customer orders or that result in higher production costs and lower margins; risks associated with the ramp up of our production for our new products; risks resulting from the concentration of our business among few customers, including the risk that customers may reduce or cancel orders or fail to honor purchase commitments; the rapid development of new technology and competing products that may impair demand or render our products obsolete; the potential lack of customer acceptance for our products; and risks associated with our pending securities and other litigation. See, “Certain Business Risks and Uncertainties” in Item 7 of this report, as well as other risks and uncertainties referenced in this report, for additional risk factors that could cause actual results to differ.

Item 1.    Business

Introduction

Cree, Inc., a North Carolina corporation established in 1987, develops and manufactures semiconductor materials and devices based on silicon carbide (SiC), Group III nitrides (GaN), silicon, and related compounds. Our SiC and GaN materials technology is the basis for many of the devices that we develop and produce. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs), sapphire and other materials for certain electronic applications, which enable devices to attain a higher voltage level and higher thermal conductivity. We focus our expertise in SiC and GaN materials on four product areas: LEDs, including blue, green and near ultraviolet (UV) LED chips and high power packaged LEDs, power switching products, radio frequency (RF) and microwave devices, and near UV lasers. We have products commercially available in each of these categories except for near UV lasers. We also manufacture silicon RF transistors and modules.

As of the end of fiscal 2004, we derive the majority of our revenues from sales of our LED products. We also generate revenue from sales of SiC and GaN materials, and we earn revenue under government contracts that support certain of our research and development programs to the extent the contract funding exceeds our direct cost of performing those activities. In addition, we derive a small portion of revenue from our sales of materials used for gemstones and devices for wireless infrastructure and power switching applications. We currently are working to develop near UV lasers that are targeted for future optical storage markets.

Most semiconductor devices are fabricated on wafers made from silicon crystals. Silicon evolved as the dominant semiconductor material because it is relatively easy to grow into large, high quality single crystals that are suitable for fabricating many types of electronic devices. Alternative semiconductors such as GaAs were developed to enable the fabrication of improved RF devices and optoelectronic products such as red

LEDs and lasers. Wide bandgap semiconductors, such as SiC and GaN, have emerged to provide improved capabilities for solid-state devices. SiC is most commonly targeted for power and RF devices, while GaN is generally targeted for optoelectronic applications such as blue, green or UV LEDs and near UV lasers, as well as higher frequency microwave devices.

We operate our business in two segments, the Cree segment, which consists of our SiC and GaN-based products and research contracts, and the Cree Microwave segment, which includes silicon-based RF transistors and RF transistor modules. Our Cree Microwave segment began operations with the December 2000 acquisition of the UltraRF business from Spectrian Corporation (Spectrian). The UltraRF acquisition was accounted for under the purchase method. We renamed the UltraRF business Cree Microwave during fiscal 2002. Additionally, our Cree segment acquired Nitres, Inc. (Nitres) in May 2000 in a business combination accounted for as a pooling of interests. In the fourth quarter of fiscal 2004, the Cree segment acquired the GaN substrate and epitaxy business of Advanced Technology Materials, Inc. (ATMI). We accounted for this acquisition under the purchase method.

The majority of our Cree segment products are manufactured in Durham, North Carolina in a six-part process, which includes: SiC crystal growth, wafering, polishing, epitaxial deposition, fabrication and testing. The GaN substrate and epitaxy business acquired from ATMI in the fourth quarter of fiscal 2004 is currently operating at an ATMI facility in Danbury, Connecticut. We anticipate moving this business to Durham, North Carolina during fiscal 2005. The Cree segment also operates a research and development facility called the Santa Barbara Technology Center (SBTC) in Goleta, California. Our Cree Microwave products are produced in Sunnyvale, California at our silicon wafer fabrication facility, where we buy silicon wafers from third parties, fabricate devices in a clean room environment and test and package finished products. Subcontractors located domestically and in foreign countries also package some of our products.

Products and Products under Development

Cree Segment:

The Cree segment produces LEDs, SiC and GaN materials products, SiC-based power devices and RF microwave transistors using our SiC and GaN materials. In addition, we currently are developing near UV laser devices in this segment.

LEDs

Blue, Green and Near UV LED Chips.    Our LED chip products include blue, green and near UV devices made from GaN and related materials grown on SiC substrates. LEDs are solid-state electronic components used in a number of applications, including backlighting for handheld mobile appliances such as cell phones and automotive dashboards. In addition, groups of LEDs make up single or full-color electronic displays, including display signs or traffic signals, or they can be used as indicator lights for gaming equipment, consumer products and other electronic equipment. Some of our customers package our blue LEDs with a phosphor coating to create white LEDs. Our customers’ white LED products are used in various applications for mobile appliances, including the backlight for full color display screens; white keypads and the camera flash function. Our customers’ white LEDs also are used as a light source for a number of specialized lighting applications. LEDs offer several advantages over small incandescent bulbs, including longer life, lower maintenance cost and energy consumption, and smaller space requirements. We currently sell the majority of our LEDs in chip form to customers who package them in a variety of applications. LEDs represented 78%, 75% and 58% of our revenue for the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively.

Our LED chips are currently available in three brightness ranges, which we refer to as standard brightness, mid-brightness and our high-brightness range. Our standard brightness LED chips, offered in blue wavelengths only, target applications requiring high quality and high volume availability at a lower price point. End customers use this product for applications where higher brightness may not be required, such as for indoor applications, certain automotive designs or as indicator lights. In fiscal 2004, these products comprised 8% of our LED revenues.

Our mid-brightness range includes our UltraBright® and SuperBright™ LEDs. Our mid-brightness LEDs provide an option for applications that require a higher level of brightness than provided by our standard brightness LEDs, but still need a low price point. End user applications include the backlight source for mobile appliances, which includes the keypad area of mobile phones and other small hand-held devices, and automotive dashboards. Our customers also use mid-brightness LEDs in gaming displays, consumer products, office equipment and full color video displays. In order to respond to market demand for keypad handset applications, we released the UT230 product in the fourth quarter of fiscal 2004. This product provides a thin form factor and a lower forward voltage, which is designed to extend battery life over standard LEDs. The UT230 is targeted for the mobile appliance market as it offers a lower selling price than our other mid-brightness LEDs. Our mid-brightness LEDs are offered in blue, traffic green, and true green. In fiscal 2004, this category of product comprised 43% of our LED revenue.

Our high-brightness products include our MegaBright®, XBright® and XThin™ and our XBright XB900 and XB500 power chip LED products. Some of our customers use our high-brightness LEDs to create white light from blue LEDs by combining them with phosphors. Target applications for blue LEDs that are converted to white light consist of mobile appliances, including backlighting for full color displays, white keypads and camera flashes, as well as miniature white lights and other illumination applications. Some of our customers also use our high-brightness LEDs for traffic signals, video screens and automotive backlighting. In order to address the markets for higher power LEDs, we developed the XB900 power chip. These LEDs are approximately nine times larger than industry standard size (300 x 300 microns) LEDs and aim to deliver approximately 10 times the light output due to operation at a much higher input power than our standard XBright chips. As a result, these chips could be used in a new range of lighting applications. In fiscal 2004, we announced the release of an XBright XB500 power chip for applications in the one-half watt power range. Both the XB900 and XB500 chips are currently available. Our high-brightness LEDs are offered in blue, traffic green, true green and near UV wavelengths. In fiscal 2004, this category of LEDs comprised 49% of our LED revenue.

High Power Packaged LEDs.    We are developing high power packaged LEDs that are designed to compete with incandescent lighting technology for certain specialty lighting applications. In the near term, we do not anticipate that our LEDs will be able to compete with incandescent and fluorescent bulbs for conventional lighting markets due to their cost, efficiency, brightness and other factors. However, in some applications, such as architectural lighting, LEDs can be advantageous because of their design flexibility and can be less expensive than incandescent bulbs due to lower energy requirements, longer life and reduced maintenance costs.

In October 2003, we announced the introduction of our XLamp™ family of high power packaged LEDs, which are designed for emerging lighting applications. We started shipping the 7090 series XLamp product in June 2004. The 7090 series product combines our XB900 power chip with a high power surface mount package that is designed to operate up to one watt of power. We also introduced our 4550 series XLamp product, which incorporates our XB500 chip and is targeted to operate at up to one half watt of electrical power. The 7090 and 4550 XLamp series are designed for architectural lighting and specialty illumination applications such as channel letter lighting, appliance lighting and reading lamps. The future targeted applications for our power chip and XLamp packaged products include solid-state illumination applications, automotive lighting and backlighting for large format liquid crystal display (LCD) screens.

Materials Products

Our materials products consist of SiC and GaN wafer and epitaxy products and bulk SiC materials used for gemstone applications.

SiC and GaN Wafers.    We manufacture SiC wafers for sale to corporate customers who use the wafers in manufacturing products for optoelectronic and power device applications. Corporate, government and university programs also buy SiC and GaN wafers for research and development directed to optoelectronic, microwave and high power devices. We sell our wafers as a bare wafer or a customized wafer with epitaxial films of SiC or GaN materials, depending upon the nature of our customer’s needs. We currently sell both two-inch and three-inch wafers. Wafer products represented 7%, 9% and 11% of our revenue for the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively.

Over the past few years, we have continued to expand our product line of three-inch wafers, which are better suited for the manufacture of power and microwave devices. We continue to develop SiC wafers that are larger and of higher quality. These wafers have potential for higher yield and lower cost for devices made from them. As a result, we plan to migrate the majority of the manufacture of our LED products to a three-inch wafer platform during fiscal 2005.

Bulk Materials Used for Gemstones.    We manufacture SiC crystals in near colorless form for use in gemstone applications. Single crystalline SiC has characteristics that are similar to diamond, including properties relating to color, hardness and brilliance. We sell SiC in bulk crystal form exclusively to Charles & Colvard, Ltd. (C&C), which produces and markets gemstone products made from SiC crystals. SiC materials sold for gemstone applications represented 2%, 3%, and 2% of our revenue for the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively.

SiC-based Power Devices

SiC-based power devices can operate at significantly higher breakdown voltages than silicon-based power devices and provide faster switching speeds than comparable silicon-based power devices at similar breakdown voltages. These attributes create a lower switching loss, which yields power savings due to higher efficiency, enabling smaller and more efficient systems.

Our SiC-based power products are 300-volt Schottky diodes for output rectifiers and power factor correction in power supplies. We also offer 600-volt Schottky diodes for applications such as power supplies used in computer servers and 1200-volt Schottky diodes targeted for motor control applications. We are marketing these products to manufacturers of power conditioning and power switching equipment as potential replacements for silicon-based power devices in certain applications. SiC-based power devices represented 1% of our revenue for the fiscal year ended June 27, 2004. SiC-based power devices represented less than 1% of our revenue for the fiscal years ended June 29, 2003 and June 30, 2002.

We are developing additional prototype SiC-based power devices, including PIN diodes and power MOSFETs, which could have many potential uses such as power conditioning and power switching applications.

RF and Microwave Transistors

RF and microwave devices made from SiC can operate at higher voltages, which allows for higher power densities as compared to silicon or GaAs-based devices. Additionally, this characteristic allows SiC-based devices to be significantly smaller while carrying the same or greater power levels than silicon-based or GaAs-based devices. Currently, there is a higher cost associated with SiC than silicon or GaAs-based devices for RF and microwave transistors.

We currently offer a 10-watt SiC transistor product, or metal-semiconductor field effect transistor (MESFET) product. We also have sampled 60-watt SiC MESFET chips to select customers. Additionally, we provide a foundry service for wide bandgap monolithic microwave integrated circuits (MMICs). These SiC-based RF circuits can be used in a variety of wide bandwidth communications applications, high-power radar amplifiers, electronic warfare, and wireless infrastructure. The MMIC foundry service allows a customer to design its own custom SiC RF circuit to be fabricated in our MMIC foundry, or have us provide custom MMIC design for the customer and fabricate the chips. We intend to focus future development efforts in this area on creating higher power SiC MESFETs and GaN RF devices. SiC MESFET and MMIC devices represented less than 1% of revenue for each of the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002.

Near UV Laser Diodes

We have demonstrated near UV lasers (sometimes referred to as blue lasers) that operate at power levels ranging from 3 milliwatts to greater than 100 milliwatts. Our development activity continues to focus on developing more reliable and higher performance devices. The primary target market for our lasers is optical disk drives for next generation digital versatile disk (DVD) and computer data storage applications. The shorter wavelength of near UV products enables significantly higher storage capacity than the current generation of optical drives, which employ red lasers. At this point, numerous standards are being proposed for the next generation of DVDs including Blu-ray and High Density Digital Versatile Disk (HD-DVD).

Cree Microwave Segment:

Our Cree Microwave segment produces bipolar and laterally diffused metal oxide semiconductor (LDMOS) devices made from silicon substrates. These products enable us to offer our customers an array of power transistors designed to meet a broad spectrum of the current and potential wireless infrastructure markets. These products represent the main semiconductor content of a power amplifier, which is used in a base station to boost the power of a signal so that it can reach a wireless phone or other device within a designated geography. During fiscal 2004, Cree Microwave also began to sell products targeted for the military and aeronautics (mil-aero) markets. Cree Microwave’s RF products represented 3%, 1%, and 16% of our revenue for the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively.

Prior to fiscal 2003, sales to Spectrian represented 99% of Cree Microwave’s revenue. In November 2002, we entered into an agreement with Spectrian to terminate our supply contract. During fiscal 2004, the majority of the segment’s revenues represented sales to new customers for LDMOS designs for wireless infrastructure and mil-aero business.

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

Government Contract Funding

We derive a portion of our revenue from funding that we receive pursuant to research contracts with various agencies of the U.S. Government. We had 33, 19 and 18 government contracts in effect during the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively.

These contracts typically cover work performed over several months up to five years. These contracts may be modified or terminated at the convenience of the government and typically are subject to appropriation and allocation of the required funding on an annual basis. The revenue that we recognize pursuant to these contracts represents reimbursement by various U.S. Government entities that aid in the development of new technology. The applicable contracts generally provide that we may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the U.S. Government to use the inventions for government purposes.

Contract funding may be based on either a fixed price or cost type award. Cost awards include cost, cost-plus fixed fee or cost-share arrangements. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development expenses, general and administrative expenses and cost of capital expenses. The specific reimbursement provisions of the contracts, including the portion of our general and administrative expenses and other operating expenses that are reimbursed, vary by contract. Cost-plus funding is determined based on actual costs plus a fixed fee. For the cost-share contracts, based on the terms of the contract, the actual costs relating to activities we are to perform under the contract are divided between the U.S. Government and us. The U.S. Government’s cost share is then paid to us. The contracts typically require the submission of a written report that documents the results of the research, as well as some material deliverables.

The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where we anticipate that the U.S. Government funding will exceed our direct costs relating to the program over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts under which we anticipate that direct costs of the activities subject to the contract will exceed the amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding is reported as an offset of those expenses. For the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002, U.S. Government funding represented 9%, 12% and 12% of total revenue, respectively.

We generally must compete with other companies for funding awards from the U.S. Government. In certain cases, such as when the value of a U.S. Government contract exceeds $100,000 and when highly technical research is required, the U.S. Government issues a request for proposal (RFP). In a typical RFP, the U.S. Government requests a product or service and solicits proposals from prospective contractors on how they intend to carry out that request, and at what price. Proposals received in response to an RFP can be subject to negotiation after they have been submitted. Many U.S. Government contracts are awarded on a type of RFP called a broad agency announcement (BAA). In a BAA, the U.S. Government requests a broad range of research and development services. Contractors submit bids for research in any of the technical areas mentioned in the BAA. Then the U.S. Government may select winners of the awards and negotiate contracts with those parties. The U.S. Government uses many methods to select contractors to receive awards. Some of these methods include choosing vendors who offer products or services that provide the best value, lowest price and highest level of technology. We also may be the recipients of a sole source contract from the U.S. Government if the U.S. Government determines that we are the only viable source for the work to be performed. In this case, the U.S. Government would publish its intent to award a sole source contract to us, and if there are no viable challenges made to that publication, the U.S. Government might award the contract to us without a competitive bid process.

In May 2004, the Army Research Laboratories (ARL) awarded us a contract through the Robert Morris Acquisition Center, providing for funding up to $15.9 million over five years. This contract focuses on the development of manufacturing technology for high-temperature high-power SiC semiconductor material and power devices for use in electric traction drive power components and associated power conditioning and control electronics for the next-generation of combat vehicles. The contract contemplates research regarding the manufacture, processing, and performance of high-temperature SiC high power devices for electric traction drive systems. Specifically, our research efforts under the contract will focus on improving the quality of SiC material (substrates and epi-layers) and the design, development, and operation of SiC power devices for high-temperature, high power motor drive applications. For the year ended June 27, 2004, we recorded $351,000 of revenue associated with this contract.

Also in May 2004, through the ARL Robert Morris Acquisition Center we were awarded a contract providing up to $9.9 million of funding over five years. This contract focuses on the development of high-temperature SiC semiconductor high power devices and power modules for use in electric traction drive power components and associated power conditioning and control electronics for the next-generation of combat vehicles. The contract also contemplates research regarding device development of SiC power devices and power modules for electric traction drive systems, including SiC power device and power module design, fabrication and operation at high-temperature and high power in motor drive power conditioning, control and power distribution applications. The overall goal of this program is to provide high-temperature power modules with a 1200 V, 600 A rating. For the year ended June 27, 2004, we recorded $161,000 of revenue associated with this contract.

In June 2002, the Office of Naval Research (ONR) awarded us two contracts with a total value of approximately $14.4 million as part of the Wide Bandgap Semiconductor Technology Initiative of the Defense Advance Research Projects Agency (DARPA). The first contract provided for up to $8.8 million in U.S. Government funding over an 18-month period for work directed to microwave and related technologies. This contract focuses on the development of high quality four-inch semi-insulating substrates, SiC MESFET and GaN HEMT epitaxial processes on large diameter wafers, and studies correlating material advances with device performance. In December 2003, DARPA committed an additional $2.9 million to the program for a six-month extension, bringing its total funding commitment under the contract to $11.7 million.

The second ONR/DARPA contract provided for up to $5.6 million in U.S. Government funding over an 18-month period for work directed to SiC high voltage, high power switching devices for high power conversion and distribution technology. This contract focuses on the development of low defect density four-inch, n-type 4H-SiC substrates, more uniform, thick SiC epitaxial processes, and power device development focused on high reliability, high voltage SiC PIN rectifiers and MOSFETs. In December 2003, DARPA committed an additional $1.9 million to the program for a six-month extension. In June 2004, DARPA awarded an expanded effort to the program, committing an additional $800,000. This additional funding brings the total funding commitment under the contract to $8.3 million.

We may enter into a number of contracts for different projects with a single agency or enter into contracts addressing different parts of the same project with more than one agency. For example, we currently have several large contracts with the ONR and the Air Force Research Laboratories (AFRL). In July 2002, we were awarded U.S. Government contracts totaling $26.5 million, if fully funded, over a three-year period from ONR and AFRL for SiC MMIC process development. The U.S. Navy, the Missile Defense Agency and the Department of Defense’s Title III program jointly fund these contracts. Under our previously existing Title III contract with AFRL, the project added $3.2 million through a contract modification for additional tasks focused on improving yields of the three-inch diameter high purity semi-insulating SiC substrates to be used for MMIC devices. The remaining $23.3 million is being provided through the contract with ONR. The goal of this contract is to provide enhanced producibility of SiC materials, both substrates and epitaxy, and clean room processing, in support of high-power MMIC amplifiers used in military radar applications. The majority of the work is directed to yield enhancement and cost reduction for MMICs fabricated on three-inch diameter SiC wafers. In fiscal 2004, revenues under the specific contracts (DARPA, MMIC Producibility and AFRL) with the ONR, AFRL and ARL combined were approximately 4% of total revenue.

Additionally, we were awarded with another contract in June 2002 funded by DARPA through the ARL Robert Morris Acquisition Center to pursue the development of UV LEDs and lasers for a variety of military communications and bio-threat detection applications under DARPA’s Semiconductor Ultraviolet Optical Sources (SUVOS) program. This DARPA SUVOS contract provides for up to $14.4 million in U.S. Government funding over a four-year period. In fiscal 2004, DARPA committed an additional $3.0 million toward this program, bringing the total funding commitment under the contract to $17.4 million. In fiscal 2004, this DARPA SUVOS contract accounted for approximately 2% of total revenue.

The specific contracts mentioned above are all cost share arrangements. The contracts require us to conduct the research effort described in the statement of work section of the contract. The contracts also require that we pay a contractually agreed upon portion of the costs of the work with the U.S. Government paying the balance. There are no milestones to be reached for payments from the U.S. Government. We invoice the U.S. Government monthly for their share of the costs of the work performed based on costs incurred for that month.

Distributorship Agreement with Sumitomo Corporation

In April 2002, we entered into a distributorship agreement with Sumitomo Corporation (Sumitomo), which was amended in March 2003, amended and restated in May 2004 and amended in July 2004. Under the agreement, as amended, Sumitomo became our strategic partner and is now the exclusive distributor of our LED and wafer products in Japan through fiscal 2007. Prior to the beginning of each fiscal year, the distributorship agreement requires Sumitomo to commit in advance to purchase a specified dollar value of our products during the next fiscal year. For fiscal year 2004, Sumitomo’s advance purchase commitment was approximately $100 million, and revenue recognized from Sumitomo was $101.8 million. For fiscal year 2005, Sumitomo’s current advance purchase commitment is approximately $160 million; however, Sumitomo’s purchase commitment may vary under certain circumstances subject to end customer demand and other terms and conditions. For example, the distributorship agreement provides that Sumitomo may decrease its advance purchase commitment and/or terminate the agreement if its inventory of Cree products reaches a specified level. If Sumitomo does not purchase at least half of its advance purchase commitment for any fiscal quarter as a result of this inventory limitation, we have the option of terminating the distributorship agreement.

The distributorship agreement also requires us to establish two rolling reserves at the time we ship LED products to Sumitomo, each based upon a percentage of the total purchase price of the products. We defer revenue recognition on the amounts added to both rolling reserves each fiscal quarter. These reserves are used to reimburse Sumitomo for certain sales costs incurred in selling our products and for managing its inventory, up to the balance in these reserves. If Sumitomo makes a valid claim against these reserves, we write off or reduce the amount of the claim against the applicable reserve. Except to the extent Sumitomo makes a valid claim against the reserves, amounts added to these reserves during a fiscal quarter will expire on a rolling basis by at least the end of the second following fiscal quarter, and we recognize revenue equal to the expired amount at that time.

Research and Development

We invest significant resources in research and development aimed at improving our semiconductor materials and developing new device and production technology. Our core materials research is directed to improving the quality and diameter of our SiC and GaN substrates. We also are working to improve the quality of the SiC and nitride epitaxial materials we grow to produce devices and to improve device yields by reducing variability in our processes. These efforts are in addition to ongoing projects focused on brighter LED chips, high power packaged LEDs, higher power/higher linearity RF and microwave devices, near UV laser devices and higher power diodes/switches as discussed above.

We recorded $36.9 million in fiscal 2004, $31.2 million in fiscal 2003 and $28.0 million in fiscal 2002 for direct expenditures relating to research and development activities. The amount of recorded expenditures is supplemented by funding received from our customers and the U.S. Government, in certain cases, which is recorded as a reduction in research and development expenditures. When we receive payments from our customers for sponsoring research and development programs, we offset those payments against direct research and development expenditures. In addition, when we receive payments from the U.S. Government under contracts where direct expenses of the contract are estimated to exceed the funding award over the life of the program, we offset the payment against reported research and development expenditures. In fiscal 2004, 2003 and 2002, customers funded zero, $500,000 and $9.0 million, respectively for programs that offset research and development costs. The majority of this funding was received from companies in which we have made investments. For example, an affiliate of Lighthouse Technologies, Limited (Lighthouse) in

which we have an investment, was our only source of customer funding in fiscal 2003. In fiscal 2002, Microvision, Inc. (Microvision), the Lighthouse affiliate and Xemod, Inc. (Xemod) funded $4.4 million, $3.0 million and $492,000, respectively, of our research and development. We held an investment in each of these companies at the time that they provided research and development funding to us. In addition, Spectrian, historically the largest customer for our Cree Microwave segment, also participated in funding our research and development programs for $1.1 million in fiscal 2002. When customers participate in funding our research and development programs, we record the amount funded as a reduction of research and development expenses. At this time, we do not expect funding for research and development during fiscal 2005 from these or any other customers or any third parties in which we invested. U.S. Government funding that offset costs included as research and development was zero, zero and $276,000 for fiscal 2004, 2003 and 2002, respectively.

Sales and Marketing

We actively market our LED, wafer, RF, microwave and power products through targeted promotions, select advertising and attendance at trade shows. Our direct sales force and senior management work with customers around the world. The production of lamp and display products incorporating LED chips is concentrated among a relatively small number of LED packaging manufacturers. Our sales and marketing team is based in our Durham, North Carolina facility with additional sales support offices in Hong Kong and Tokyo, Japan. We also have a salesperson based in Taiwan. We believe that our sales in Asia have increased as a direct result of localizing our Asian sales presence.

Supported by our Japan office, Sumitomo is our exclusive distribution partner for nitride LED chips and SiC and GaN wafers in Japan. We also use distributors to market our LED products in Hong Kong, China and Taiwan in coordination with our sales support office in Hong Kong and our salesperson based in Taiwan. We use a separate network of distributors and sales representatives to market our GaN materials, RF and microwave devices, power devices and high power packaged LED products in North America, Japan, Europe and Asia. We sell SiC crystal materials for use in gemstone applications directly to C&C under an exclusive supply agreement.

Customers

During fiscal 2004, revenues from Sumitomo (which represent sales to approximately 20 Japanese LED customers as well as a number of wafer customers) accounted for 33% of our total revenue. Sumitomo assists in managing customer relationships and imports, handles orders, distributes our products and manages accounts receivable for the Japanese customer base. For fiscal 2004, four of our top ten end customers were located in Japan and their sales, as well as sales to our other Japanese customers, are reported as sales to Sumitomo. Cree Japan’s sales team is actively involved with Sumitomo in the sales process to accounts in Japan. Our relationship with our end customers in Japan is critical to our future success. Sales to OSRAM Opto Semiconductors GmbH (OSRAM) and Agilent Technologies (Malaysia) Sdn Bhd, (Agilent) during fiscal 2004 were 13% and 13%, of revenue, respectively.

Sumitomo, OSRAM and Agilent were our only customers that comprised 10% or more of our revenue for fiscal 2004. In October 2003, we signed an agreement with OSRAM, which was amended in March 2004. Under the agreement, OSRAM committed to purchase at least 500 million LEDs through June 2005. The loss of OSRAM, Agilent or any of Sumitomo’s large customers could have a material adverse effect on our business and results of operation. Revenue from the U.S. Government, representing funding from several agencies, made up 9% of total revenue for fiscal 2004. As our U.S. Government contracts are with multiple agencies, the U.S. Government does not act as a single customer, and we do not regard it as such. During fiscal 2003, revenues from three customers, Sumitomo, OSRAM and Agilent were 24%, 21%, and 10%, of total revenue, respectively. Revenue from the U.S. Government, representing funding from several agencies, made up 12% of total revenue for fiscal 2003. During fiscal 2002, revenues from three customers, OSRAM,

Spectrian and Sumitomo, were 19%, 16% and 14%, of total revenue, respectively. Revenue from the U.S. Government, representing funding from several agencies, made up 12% of total revenue for fiscal 2002. Prior to fiscal 2003, sales to Spectrian, which was purchased in 2002 by Remec, Inc. (REMEC), were 99% of Cree Microwave’s revenue. In fiscal 2004, sales to Remec made up 43% of Cree Microwave sales. We continue to pursue new customers for our Cree Microwave business and have had some recent success on designs with our newer products serving the wireless infrastructure and mil-aero markets. Based upon conversations with our customer, we target sales to Remec to decline in fiscal 2005 and therefore new customer orders will be critical to continue to grow revenue for this segment. For further financial information about foreign and domestic sales, please see Note 2, “Summary of Significant Accounting Policies and Other Matters,” to our consolidated financial statements included in Item 8 of this report.

Backlog

As of June 27, 2004, we had a backlog of approximately $248.5 million, consisting of approximately $192.8 million of product orders and $55.7 million under research contracts signed with the U.S. Government, for which a portion of the contracted funds have not yet been appropriated. The backlog includes the full amount of Sumitomo’s purchase commitment for fiscal 2005, which may vary under certain circumstances subject to end customer demand and other terms and conditions described above under the caption “Distributorship Agreement with Sumitomo Corporation.” We estimate our entire backlog could be filled during fiscal 2005, with the exception of approximately $33.7 million in U.S. Government funded contracts. As of June 29, 2003, we had a backlog of approximately $152.5 million consisting of approximately $108.9 million of product orders and $43.6 million under research contracts signed with the U.S. Government, for which a portion of the contracted funds had not yet been appropriated. This backlog included the full amount of Sumitomo’s purchase commitment. Our backlog could be adversely affected if Sumitomo or other customers fail to honor their purchase commitments or reduce or cancel orders or if the U.S. Government exercises its rights to terminate the government contracts or does not appropriate and allocate all of the funding contemplated by the contracts.

In May 2004, we amended and restated our existing distributorship agreement with Sumitomo extending the term of the agreement through 2007. For fiscal year 2005, Sumitomo’s current advance purchase commitment is approximately $160 million, subject to adjustment and cancellation provisions and end customer demand. The orders cover demand for our products in Japan and represent sales to over twenty LED packagers including Stanley Electric Co., Ltd. (Stanley), Citizen Electronics Co., Ltd. (Citizen), Sharp Corporation (Sharp) and Rohm Co., Ltd. (Rohm). In October 2003, we signed a purchase agreement with OSRAM, which was amended in March 2004. The agreement covers shipments through June 2005, but does not specify specific products to be purchased by OSRAM each quarter. Therefore, we only account for amounts set forth in purchase orders from OSRAM as firm backlog. As of June 27, 2004 we had approximately six weeks of orders from OSRAM as firm backlog.

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

Competition

Our success depends on our ability to keep pace with the evolving technology standards of the industries that we serve. These industries are characterized by rapid technological change, frequent introduction of new products, short product life cycles and changes in end-user and customer requirements.

The evolving nature of these industries may render our existing or future products obsolete, noncompetitive or unmarketable. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

LEDs

Blue, Green and Near UV LED Chips.    The primary competition for our LED chip products comes from companies that manufacture and or sell nitride-based LED chips. We expect many LED competitors to substantially increase their capacity to manufacture LED chips during the next twelve months. We also consider Nichia Corporation (Nichia), which sells packaged LEDs and most often competes directly with our chip customers, to be a competitor. Nichia currently sells the majority of its packaged LED products to markets requiring white LEDs, which Nichia fabricates using its efficient phosphor solution for blue LEDs. We believe that Nichia currently has the largest market share for nitride-based LEDs based on conversations with our customers. We see an opportunity to improve our customers’ ability to compete with Nichia’s white LED products and increase our chip sales with our recently introduced XT-21 chip, based on reports from customers that they are able to produce a white LED with our XT-21 chip that is similar in output to Nichia’s white LED. However, this opportunity also depends upon our customers’ ability to source or develop efficient phosphor solutions for the conversion to white light that can compete with Nichia’s solution.

Many Asia-based chip producers also produce blue, green and near UV LED products. They have been successful in securing new business, primarily in Asia for the blue keypad backlight for mobile appliances and other cost sensitive applications. Some of these Asia-based competitors offer chips with brightness similar to our existing high-brightness products.

Our customers indicate that they base their nitride LED purchases on a combination of factors. These factors include price, performance, reliability, quality, usability and stability of supply, intellectual property, customer service and overall customer relationships. Based on conversations with our customers, we believe that our products have an advantage over our competitors’ chips in many of these areas and that we are more successful when end customers value a combination of these factors. The particular combination and importance of specific factors that drive customers’ purchasing decisions at any time varies, depending on market conditions, requirements for end user applications and demand for those applications. Overall, we believe that price and performance are the most significant factors to compete successfully in the nitride LED market and that our products are well positioned to meet the market demands. We continually strive to improve our competitive position by developing brighter and higher performance LED chips and focusing on lowering costs. For example, we target to migrate the majority of our LED production to three-inch wafers from two-inch wafers during fiscal 2005, which is intended to increase our LED production yield and lower our overall LED chip cost.

High Power Packaged LEDs.    The market for power chip products and high power packaged lamps is currently limited to specialty lighting applications. Lumileds Lighting, LLC (Lumileds) currently is positioned as the leader in this market since they have been the only production supplier of high power packaged LEDs for the last few years. Lumileds sells high power packaged LEDs that compete indirectly with our target customers for power chip products and directly with our XLamp family of high power packaged lamps. Several other companies have announced intentions to enter this market with products designed to compete with our XLamp products. We are positioning our XLamp product to compete in this market based on price, performance and usability.

SiC and GaN Materials Products

The market for SiC wafers has become more competitive in recent years, as other companies have begun to offer SiC wafer products or have announced plans to do so. To our knowledge, none of these competitors currently offer SiC wafers that are being used for device production. We sell SiC wafers to

OSRAM and Infineon, which compete with us in the LED and power diode markets, respectively. In addition to being a large customer of our LED chips, OSRAM, which licensed certain LED technology from us in 1995, currently is producing LEDs using nitride materials on SiC substrates for use in their packages. We are not aware of any other company who produces SiC materials for use in gemstones although we believe there are some companies pursuing research and development in this area. The market for bulk GaN wafers is becoming increasingly competitive as Sumitomo Electric and others are currently selling wafers to these markets.

SiC-based Power Devices

Our SiC-based power devices compete with similar devices offered by Infineon. There are also a number of other companies developing SiC-based power devices. Our products also compete with existing silicon-based power devices offered by a variety of manufacturers.

RF and Microwave Transistors

Currently, there are no companies offering products that compete directly with our SiC MESFET products and MMIC foundry service although a few companies have products under development. Although there are no direct competitors using SiC technology, our products face competition from existing silicon and GaAs-based products. We do not currently offer GaN microwave devices, but we are working to develop these products. In the GaN microwave area, there are a number of companies working to develop these products.

The markets served by Cree Microwave’s LDMOS and bipolar products are highly competitive. Currently Motorola’s LDMOS business (which was recently spun out into Freescale Semiconductor, Inc.) dominates this marketplace, which we believe is due to the performance and pricing of its products in comparison to our products and others currently available in the market.

Near UV Laser Diodes

We currently do not offer any laser products commercially. The major competitors in the near UV laser market are Nichia and Sony Corporation, as well as a number of other companies that have announced development activities in this area. The market for blue laser products is just beginning to emerge. In addition to our development efforts, there are also a number of companies working on developing near UV laser diodes.

Patents and Proprietary Rights

We seek to protect our proprietary technology by applying for patents where appropriate and in other cases by preserving the technology and related know-how and information as trade secrets. We have also from time to time acquired, through license grants or assignments, rights to patents on inventions originally developed by others. As of July 15, 2004, we owned or held exclusive rights licensed under a total of 251 issued U.S. patents, subject in some cases to non-exclusive license rights held by third parties. These patents expire between 2007 and 2022. We jointly own four of these patents with third parties. Thirty-six of these patents relate primarily to our Cree Microwave segment. In addition, we own or hold exclusive license rights under corresponding patents and patent applications in various foreign countries.

Among the patent licenses we hold are exclusive licenses granted by North Carolina State University (NCSU) to its U.S. and corresponding foreign patents and patent applications that relate to SiC materials and device technology and to GaN growth technology. These licenses include rights under patents and patent applications relating to processes for growing single crystal SiC and low defect GaN materials. The licenses are worldwide, exclusive licenses to manufacture, use and sell products and processes covered by the claims of patents issued on applications filed by NCSU relating to the licensed inventions. The U.S. Government holds non-exclusive licenses from us to use for government purposes certain of our inventions that were developed under contracts with them. The licenses relating to the growth of bulk single crystal SiC and to other SiC materials and device technology are fully-paid, while the licenses relating to growth of low defect GaN materials require us to pay NCSU royalties on sales of products made using the licensed processes.

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

We also have entered into license agreements with the licensing agencies of other universities, and with other companies, under which we have obtained exclusive or non-exclusive rights to practice inventions claimed in various patents and applications issued or pending in the U.S. and other foreign countries. We do not believe the financial obligations under any of these agreements, or the loss of the licensed rights under any of these agreements, would have a material adverse effect on our business, financial condition or results of operation. These license agreements include a patent cross-license agreement covering GaN-based optoelectronic technology that we entered into with Nichia in November 2002 in connection with a settlement of patent and related litigation then pending between the parties in the United States and Japan. These license agreements also include license rights granted to us by the Trustees of Boston University (Boston University) under certain U.S. patents and corresponding foreign patents and patent applications which relate to the manufacture of certain GaN-based structures on sapphire and other substrates. The license agreement with Boston University grants us an exclusive, worldwide royalty-bearing license under these patents and patent applications, subject to royalty payments and other obligations under the license agreement. Termination of the license to this patent by Boston University would end our right to assert the patent against future infringements.

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

Employees

As of June 27, 2004, we employed 1,235 people, consisting of regular full time and temporary employees, including 965 in manufacturing operations, 196 in research and development and 74 in sales and general administration. None of our employees are represented by a labor union or subject to collective bargaining agreements.

Available Information

We maintain a website at the address www.cree.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). These reports may be accessed by following the link under “News & Investor—SEC Filings” on our website.

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

We maintain a three-year lease through our Cree Japan subsidiary for an office in Tokyo, Japan for sales and marketing activities that expires in June 2005. We also contract the use of a facility for sales and marketing efforts for our Cree Asia-Pacific subsidiary in Kowloon, Hong Kong that expires in July 2005.

The facility used for our Cree Microwave segment is approximately 49,600 square feet of administrative and manufacturing space located in Sunnyvale, California. Our Cree Microwave subsidiary currently maintains this space under a sublease agreement that expires in 2011. We have guaranteed the obligations of our subsidiary under the sublease.

We lease a facility for our Santa Barbara Technology Center in Goleta, California (formerly Cree Lighting Company) for our Cree segment. The lease for this facility, which covers 35,840 square feet, has been extended until August 2010. This facility is used for research and development and administration. Our previously reported sublease of 10,217 square feet of this facility to a third party expired in July 2004.

Item 3.    Legal Proceedings

In re Cree, Inc. Securities Litigation

Between June 16 and August 18, 2003, nineteen purported class action lawsuits were filed in the United States District Court for the Middle District of North Carolina by certain alleged purchasers of our stock. The lawsuits name us, certain of our officers and current and former directors as defendants. On December 17, 2003, the court entered an order consolidating these actions and appointing a lead plaintiff and lead counsel for the consolidated cases. The lead plaintiff filed a consolidated amended complaint on January 16, 2004. The amended complaint asserts, among other claims, violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, and violations of Section 20(a) and Section 18 of the Exchange Act against the individual defendants and also asserts claims against certain of our officers under Section 304 of the Sarbanes-Oxley Act of 2002. The amended complaint alleges that we made false and misleading statements concerning our investments in certain public and privately held companies, our acquisition of the UltraRF division of Spectrian, our supply agreement with Spectrian, our agreements with C&C, and our employment relationship with Eric Hunter and that our financial statements did not comply with the requirements of the securities laws during the class period. The amended complaint requests certification of a plaintiff class consisting of purchasers of Cree stock between August 12, 1998 and June 13, 2003 and seeks, among other relief, unspecified damages and disgorgement of profits by the individual defendants, plus costs and expenses, including attorneys’, accountants’ and experts’ fees. In February 2004, we moved that the court dismiss the consolidated amended complaint on the grounds that it fails to state a claim upon which relief can be granted and does not satisfy the pleading requirements under applicable law. The motion is currently pending.

We believe that the claims set forth in the amended complaint are without merit. However, we are unable to predict the final outcome of these matters with certainty. Our failure to successfully defend against these allegations could have a material adverse effect on our business, financial condition and results of operations.

SEC and Nasdaq Inquiries

In July 2003, the SEC initiated an informal inquiry regarding us and requested that we voluntarily provide certain information. We have cooperated with the SEC in this informal inquiry. In August 2003, the Nasdaq National Market (Nasdaq) requested information from us regarding the informal inquiry being conducted by the SEC and our then pending litigation, and we have provided information to Nasdaq in response to these requests. We are unable to predict whether these inquiries will continue or result in any adverse action.

Other Matters

We are currently a party to other legal proceedings incidental to our business. Although the final resolution of these other matters cannot be predicted with certainty, management’s present judgment is that the final outcome of these matters will not likely have a material adverse effect on our consolidated financial condition or results of operations. If an unfavorable resolution occurs in these legal proceedings, our business, results of operations and financial condition could be materially adversely affected.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information.    Our common stock is traded in the Nasdaq National Market and is quoted under the symbol CREE. The following table sets forth, for the quarters indicated, the high and low sales prices as reported by Nasdaq. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions.

	FY 2004		FY 2003
	High	Low	High	Low
First Quarter	$23.640	$11.700	$17.720	$10.870
Second Quarter	22.750	16.000	25.420	8.989
Third Quarter	29.000	17.500	20.640	14.701
Fourth Quarter	23.450	18.060	26.880	15.500

Holders and Dividends.    There were approximately 777 holders of record of our common stock as of July 29, 2004.

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

Sale of Unregistered Securities.    There were no sales of unregistered securities during fiscal 2004, 2003 or 2002.

Purchases of Equity Securities by the Company and Affiliated Purchasers.    The following table lists all repurchases (both open market and private transactions) during the fourth quarter of fiscal 2004 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs
March 29-April 25, 2004	230,000	$20.3443	230,000	2,767,498
April 26-May 23, 2004	833,500	$18.8144	833,500	7,000,000
May 24-June 27, 2004	100,000	$19.8586	100,000	6,900,000

Total	1,163,500	$19.9230	1,163,500	6,900,000

(1)	On January 18, 2001, we announced the authorization by our Board of Directors of a program to repurchase up to four million shares of our outstanding common stock. In March 2001, the Board of Directors increased the repurchase limits by an additional three million shares. In May 2004 the Board of Directors authorized an additional five million shares for repurchase under the program. As of June 27, 2004, there are an aggregate of 6.9 million shares remaining that are authorized for future repurchases. The repurchase program will expire on February 5, 2005 unless extended by the Board of Directors.

Item 6.    Selected Financial Data

The consolidated statement of operations data set forth below with respect to the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002 and the consolidated balance sheet data at June 27, 2004 and June 29, 2003 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the fiscal years ended June 24, 2001 and June 25, 2000 and the consolidated balance sheet data at June 30, 2002, June 24, 2001 and June 25, 2000 are derived from audited consolidated financial statements not included herein. All consolidated statement of operations and consolidated balance sheet data shown below are adjusted to reflect the acquisition of Nitres, effective May 1, 2000. This transaction was accounted for under the pooling of interests method. We acquired the business comprising the Cree Microwave segment in December 2000. This transaction was accounted for under the purchase method. We acquired the GaN substrate and epitaxy business of ATMI in the fourth quarter of 2004. This acquisition was accounted for under the purchase method. All share amounts have been restated to reflect our two-for-one stock splits effective July 26, 1999 and December 1, 2000.

Selected Consolidated Financial Data

(In thousands, except per share data)

	Years Ended
	June 27, 2004	June 29, 2003	June 30, 2002	June 24, 2001	June 25, 2000
Statement of Operations Data:

Product revenue, net	$279,923	$202,962	$136,230	$159,533	$96,742

Contract revenue, net	26,947	26,860	19,204	17,694	11,820

Total revenue	306,870	229,822	155,434	177,227	108,562

Net income (loss)	$57,960	$34,901	$(101,723)	$27,843	$30,520

Net income (loss) per share, basic	$0.78	$0.48	$(1.40)	$0.39	$0.46

Net income (loss) per share, diluted	$0.77	$0.46	$(1.40)	$0.37	$0.43

Weighted average shares outstanding:

Basic	74,008	73,196	72,718	72,243	65,930

Diluted	75,745	75,303	72,718	75,735	70,434

	As of
	June 27, 2004	June 29, 2003	June 30, 2002	June 24, 2001	June 25, 2000
Balance Sheet Data:

Working capital	$189,911	$181,063	$151,851	$244,178	$265,957

Total assets	628,000	563,694	504,195	615,123	486,202

Long-term obligations	—	—	—	—	—

Shareholders’ equity	$579,132	$535,371	$482,104	$589,097	$463,142

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Business Overview

We develop and manufacture semiconductor materials and electronic devices made from SiC, GaN, silicon and related compounds. The majority of our products are currently produced in our factory in Durham, North Carolina. We derive the largest portion of our revenue from the sale of blue, green and near UV LED chips. We currently offer LED chips at three brightness levels:

•	high-brightness blue, traffic green, true green and near UV products, which include our MegaBright®, XBright® and XThin chips and our XB900 and XB500 power chip devices;

•	mid-brightness blue, traffic green and true green products, which include UltraBright™ and SuperBright™ devices; and

•	standard brightness blue products.

Our LED chips are packaged by our customers and used by manufacturers as a lighting source for mobile appliances such as cell phones, automotive dashboard lighting, indicator lamps, miniature white lights, indoor and outdoor full color displays, traffic signals and other lighting applications. Some of our customers package our blue LEDs with a phosphor coating to create white LEDs. In July 2004, we released a family of new high power packaged LEDs called our XLamp products, that are designed to compete with conventional lighting technology for certain specialty lighting applications. We currently are marketing these products for use in architectural lighting, appliance lighting, channel letters and reading lamps and target that future versions of XLamp will be used in emerging applications such as automotive headlamps and backlighting for large format LCD screens. LED products represented 78% of our revenue in fiscal 2004 and 75% in fiscal 2003.

We also derive revenue from the sale of semiconductor wafers and epitaxy products made from SiC and GaN that our customers use for manufacturing LEDs and power devices or for research and development. Sales of SiC and GaN wafer and epitaxy products represented 7% of our revenue in fiscal 2004 and 9% of our revenue in fiscal 2003. We also sell SiC materials in bulk crystal form to C&C for use in gemstones. Sales of SiC crystals for gemstones represented 2% of our revenue in fiscal 2004 and 3% of our revenue in fiscal 2003. Our other products include SiC-based power and RF devices. We received 1% of our revenue in fiscal 2004 and less than 1% of total revenue in fiscal 2003 from sales of power devices or SiC-based RF devices.

Through our Cree Microwave segment, based in Sunnyvale, California, we also develop and manufacture RF power transistors and modules using silicon technology. During fiscal 2004 and fiscal 2003, approximately 3% and 1%, respectively, of our revenue came from the sale of RF devices from our Cree Microwave segment. These RF power transistors are a key semiconductor component for power amplifiers that are used in base stations to boost the power of a signal so that it can reach a wireless phone or other device within a designated geography.

The balance of our revenue, 9% for fiscal 2004 and 12% for fiscal 2003, is derived from contract research funding. Under various programs, U.S. Government entities assist us in the development of new technology by funding our research and development efforts. Contract revenue includes funding for direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which we expect funding to exceed direct costs over the life of the contract. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract, we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses.

Fiscal 2004 Overview

We reported our highest annual revenue and earnings in fiscal 2004 primarily due to customer demand for our LED chip products for the mobile appliance, automotive and LED display markets. Our LED revenue and units sold increased 40% and 65%, respectively, in fiscal 2004 over the previous fiscal year. We saw the most significant increase in sales of our high-brightness LED chips, which we estimate were used mostly in the keypads and LCD backlights of mobile appliances, LED video screens and automobile dashboards. We introduced new higher performance chips during fiscal 2004, including the XThin family, which is targeted for white LED applications in mobile appliances. We also introduced the MegaBright Plus LED, which is designed to provide our customers with a higher level of brightness than our standard chip design. LED revenue also benefited from continued growth in sales of our original MegaBright product line, which was introduced in fiscal 2003. Our high-brightness products made up 49% and 35% of our LED revenue in fiscal 2004 and 2003, respectively.

Although total revenue for our mid-brightness LED chips increased in fiscal 2004, mid-brightness products represented 43% of LED revenue in fiscal 2004 as compared to 55% in fiscal 2003. Our increase in sales of mid-brightness LEDs primarily was due to chip products that are used for blue keypad backlighting applications, including the introduction in fiscal 2004 of our RazerThin LED chip. The RazerThin product offers a smaller and thinner design and a lower forward voltage than our standard chips. The thin design offers more flexibility for smaller phones, while the lower forward voltage extends the battery lifetime for mobile appliances.

Revenue for our standard brightness devices increased 23% in fiscal 2004 in comparison to fiscal 2003. These standard brightness devices are used for automotive and indicator light applications requiring high quality and a competitive price point. Standard brightness products were approximately 8% and 10% of our LED revenue in fiscal 2004 and 2003, respectively.

During fiscal 2004, SiC and GaN materials revenue increased 11% over the prior fiscal year due to a 17% increase in the average sales price received for our wafers and epitaxy products. The higher average sales price resulted from a change in our product mix. Additionally, materials revenue included $398,000 of GaN wafer and epitaxy sales, which is part of the business we acquired from ATMI in April 2004. Revenue from sales of SiC materials for use in gemstones was 32% lower in fiscal 2004 due to lower yields and reduced customer demand. SiC gemstone materials sales were 2% of our overall fiscal 2004 revenue. Sales of our SiC-based power devices and SiC RF and microwave devices combined increased 338% in fiscal 2004; however, these sales only made up 1% of our total revenue.

Cree Microwave’s revenue for silicon-based microwave products increased 176% in fiscal 2004. This growth was achieved due to new design wins for bipolar and LDMOS devices that service the wireless infrastructure and mil-aero markets.

Government contract revenue was flat in fiscal 2004 as compared to fiscal 2003, as increased cost-sharing provisions on existing and new contracts offset new awards realized during fiscal 2004. In May 2004, we were awarded two contracts through the Robert Morris Acquisition Center, providing for up to $25.8 million over five years. These contracts focus on the development of manufacturing technology for high-temperature, high-power SiC semiconductor material and power devices for use in electric traction drive power components and associated power conditioning and control electronics for the next-generation of combat vehicles. Additionally, fiscal 2004 revenues included $782,000 of fourth quarter contract sales from the business unit we acquired from ATMI in April 2004.

In fiscal 2005, we anticipate that selling blue LED chips for white LED lamps in mobile appliances and other applications will be an important growth opportunity. Based on trends in the industry, we believe that a greater percentage of cell phones and other handheld electronics will use white LEDs as a backlight for the keypad and for full color screens in fiscal 2005. We recently have introduced a family of XThin LED devices that target these and other applications. We also are working to increase the brightness for the XThin family of products from 21 milliwatts to 27 milliwatts in the first half of fiscal 2005. If we are successful in developing brighter LEDs, we believe that we have an opportunity to gain market share in the color LCD backlight market for cell phones that use white LEDs. We believe that we currently have low penetration in this particular market because previously, when our customers packaged our LEDs as white LEDs, they were not as bright as some of the packaged white products sold by Nichia. Nichia currently has an efficient phosphor solution that makes its white conversion products brighter than our customers’ products. With our higher performance XThin chips, we target that white products packaged by some of our customers can be as bright or brighter than products sold by Nichia. Based on information available to us, we believe markets for our high-brightness LED applications, such as specialty lighting, displays, automotive and other applications, will continue to grow in fiscal 2005.

We also recently introduced our XLamp family of high-power packaged LED products in July 2004. We target these new products for specialty lighting markets, including channel letters, appliance lights and reading lights. As automotive headlight and large screen LED applications emerge, we intend to position our XLamp products to serve these markets.

We believe that our competitors around the world are increasing their capacity for the LED market and we factor these considerations into our expansion plans. Despite the evolving competitive pressures and additional capacity that is anticipated to come on-line in the next year from us and our competitors, we target that our business will increase if we are successful in developing higher performance, low cost LED chips. We believe our proprietary SiC platform and vertically integrated factory provides us with the opportunity to increase our brightness and lower our cost by scaling to larger sized wafers. Currently, some of our significant challenges for fiscal 2005 include increasing the output from our factory and expanding our facilities, migrating LED production to three-inch wafers and developing brighter XThin and other LED products. We are planning to invest $100-120 million during fiscal 2005 in capital equipment additions and increasing employee headcount to expand our factory output and to improve our yields. We plan to migrate the majority of our LED production from two-inch to three-inch SiC wafers over the next four quarters, which we target to greatly increase the number of LED chips per wafer and therefore lower our overall LED chip cost. However, the initial three-inch conversion may cause short-term yield challenges as we work to fully integrate the larger wafer size into production. We also target to increase the brightness for the XThin family of products in fiscal 2005, and we must work with our customers to get these and other products designed into key applications so that we can assist them to gain market share with these products.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill.    We have approximately $393.1 million of long-lived assets as of June 27, 2004, including approximately $293.2 million related to fixed assets and capitalized patents, $72.7 million in long-term investments held to maturity, $22.0 million in long-term marketable securities available for sale and $5.2 million of other long term assets, including net investments in privately held companies of $2.9 million and long-term deposits of $2.3 million. In addition to the original cost of these assets, their recorded value is impacted by a number of management estimates that are determined based on our judgment, including estimated useful lives, salvage values and, in 2002, impairment charges. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144,

“Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets have been impaired. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimations of the fair market value of the assets, and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations and estimated salvage values. For example, we recorded an impairment charge for long-lived assets of $790,000 for the three months ended June 27, 2004 for obsolete production equipment that was taken out of service and destroyed. During the second and third quarters of fiscal 2004, our Cree Microwave segment identified certain equipment that was written off because we determined the equipment would not be used and it was unable to sell the equipment to a third party. The total amount of this write-off was $173,000. We also recorded a $1.4 million impairment charge for the three months ended December 29, 2002, due to the election by management to discontinue a novel epitaxy reactor project. During fiscal 2002, we determined certain property and equipment was impaired under SFAS No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, which was the relevant accounting pronouncement at the time, and as a result, we recorded impairment charges of $19.0 million.

During the third quarter of fiscal 2002, we completed an impairment analysis of the intangible assets and goodwill related to the acquisition of Cree Microwave. This analysis was performed due to significant changes in business conditions at the operating segment. First, Cree Microwave amended its supply agreement with Spectrian effective March 31, 2002, which resulted in a significant reduction in quarterly revenue expectations. In addition, Cree Microwave’s outlook for acquiring additional customers in the near term weakened due to delays in the development of LDMOS8 technology, the overall deteriorating economic conditions and long product qualification cycles. Also, the principal products that Spectrian indicated it would consider purchasing from Cree Microwave in the future were not fully qualified and, subsequently not released to production at the time. As a result of this impairment analysis, we estimated that the future cash flows of the Cree Microwave business would not be sufficient to provide for recovery of the carrying value of its intangible assets and goodwill. Therefore, the remaining balance of intangible assets and goodwill of $76.5 million was deemed fully impaired and was written off in March 2002. In November 2002, we entered into an agreement terminating our supply contract with Spectrian, and, due to the changed circumstances, management performed an impairment analysis of the tangible assets at Cree Microwave as of June 27, 2004 and June 29, 2003 in accordance with SFAS 144. Based on estimations of the fair market value of the assets, and estimations of future cash flows, we determined that the estimated undiscounted cash flow exceeded the amount of the book value of the long-term tangible assets. As a result, no additional Cree Microwave assets were deemed impaired or written down at that time.

We also review our capitalized patent portfolio and record impairment charges when circumstances warrant, such as when issued patents have been abandoned or patent applications are no longer being pursued. As of June 27, 2004, June 29, 2003 and June 30, 2002, we had no impairments of our patents.

Accounting for Non-Marketable and Marketable Equity Securities.    From time to time, we make strategic investments in the equity securities of privately held companies. Since we do not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting. The shares of stock we received in these investments are not presently publicly traded and there is no other established market value for these securities. We have a policy in place to estimate the fair value of these investments on a regular basis to evaluate the carrying value of such investments. This policy includes, but is not limited to, reviewing each company’s cash position, estimates of the company’s market capitalization based on recent financing transactions, its earnings and revenue outlook, operational performance, management or ownership changes and competition. The evaluation process is based on information that we are provided by these privately held companies. Since these companies are not subject to the same disclosure regulations as U.S. public companies, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If the carrying value of an investment is determined to be an amount in excess of our estimate of fair value, and we have determined that the decline is other-than-temporary, it is our policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on our consolidated statements of operations. During fiscal 2002, we recorded a write-down on these investments of $20.4 million, representing our estimate of other-than-temporary declines in value based on a review of these factors described above. Estimating the fair value of non-marketable investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. There were no adjustments made to investment losses on our consolidated statements of operations during fiscal 2004 and 2003 relating to our investments in privately held companies. In June 2004, the common stock of one of the privately held companies in which we held an investment, Color Kinetics Incorporated (Color Kinetics), became publicly traded. As a result, we reclassified our investment, valued at cost at $12.7 million, from other long-term assets to a long-term marketable security on our consolidated balance sheet.

From time to time, we evaluate strategic opportunities and potential investments in complementary businesses, and as a result we may invest in marketable equity securities. We classify marketable securities that are not trading or held-to-maturity securities as available-for-sale. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity on the consolidated balance sheet. Realized gains and losses are recognized when realized upon sale or disposition. Declines in value that are deemed to be other-than-temporary in accordance with SFAS No. 115, “Accounting for Investments in Certain Debt and Equity Securities,” (SFAS 115) are recorded as an investment loss on our consolidated statements of operations. We have a policy in place to review our equity holdings on a periodic basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy requires, among other things, a review of each company’s cash position, stock price performance, liquidity, ability to raise capital and any management changes. Based on this review, if we believe that an other-than-temporary decline exists in the value of one of our marketable equity securities, it is our policy to write-down these equity investments to the market value. In addition, we record a write-down for investments in publicly held companies for an other-than-temporary impairment any time the market price of the security has remained below our average cost for two consecutive fiscal quarters, unless strong positive evidence exists that makes it clear that an other-than-temporary write-down would be inappropriate under the guidance of SFAS 115. Any related write-down would then be recorded as an investment loss on our consolidated statements of operations.

During the fourth quarter of fiscal 2004, the common stock of Color Kinetics became publicly traded and as a result, we have accounted for this investment as a marketable security that is available-for-sale under SFAS 115 as of June 27, 2004. Our investment in Color Kinetics is valued at $22.0 million, which represents the $12.7 million cost, plus a $9.3 million unrealized gain in the security based on the closing share price on June 25, 2004. As an available-for-sale security, any unrealized gain or loss is accounted for as a comprehensive income item in the equity section of the consolidated balance sheet and on the consolidated statement of shareholders’ equity and is not recorded through earnings. At June 29, 2003, we held no marketable equity securities. During the second quarter of fiscal 2003, we sold our entire position in two publicly traded companies. We sold 356,000 common shares in Microvision, Inc. (Microvision) for $1.8 million, with a net loss on the sale of $36,000 recognized during the second quarter of fiscal 2003. We also sold 691,000 common shares in Emcore Corporation (Emcore) for $2.1 million, with a net loss on the sale of $2.0 million recognized during the second quarter of fiscal 2003. During fiscal 2002, we recorded an other-than-temporary investment loss of $22.0 million related to available-for-sale marketable securities based primarily on sustained reductions in stock price performance for our investments in Microvision and Emcore.

Inventories.    Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method for finished goods and work in process accounts and the average cost method is used for raw materials for the Cree segment. The Cree Microwave segment uses a standard cost inventory costing method. We evaluate our ending inventories for excess quantities, impairment of value and obsolescence on a monthly basis. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team and management estimates. We reserve for inventories on hand that are greater than twelve months old, unless there is an identified need for the inventory. In addition, we write-off inventories that are considered obsolete based upon changes in customer demand, manufacturing process changes that result in existing inventory obsolescence or new product introductions, which eliminate demand for existing products. Remaining inventory balances are adjusted to approximate the lower of our manufacturing cost or market value. If future demand or market conditions are less favorable than our estimates, additional inventory write-downs may be required and would increase cost of revenue in the period the revision is made.

During fiscal 2004, we recorded a $258,000 reserve for slow moving inventory in Cree Microwave and a $252,000 reserve for slow moving inventory in the Cree segment. In fiscal 2003, as a result of the termination of the supply agreement with Spectrian, we recorded a $1.3 million reserve in the Cree Microwave segment for inventory that was slow moving or specifically identified to be sold to Spectrian, including customized parts. We also reserved an additional $522,000 of other slow moving inventory at Cree Microwave. This inventory charge was taken because of change in demand from Spectrian, as Spectrian initially indicated that it would have strong demand for a type of transistor and later determined that the demand had significantly weakened. During the three months ended December 29, 2002, we reserved $784,000 in the Cree segment for slow moving LED and wafer inventory. In the third quarter of fiscal 2002, we recorded a $4.5 million reserve at our Cree Microwave segment for non-LDMOS and older LDMOS devices as a result of contract negotiations with Spectrian that identified these devices as obsolete. All of these adjustments were recorded through cost of revenue. In addition, we also wrote off $1.0 million of costs associated with initial XBright products and $417,000 of costs associated with LDMOS devices as research and development expenses in the first quarter of fiscal 2003. The $1.0 million write-down was attributable to early generation XBright devices that were later determined to be non-saleable because of design deficiencies. The $417,000 write-down was associated with LDMOS products that were on hand and determined not to be saleable for similar reasons. In both cases, our customers had initially accepted the devices and we produced initial amounts of the product. Based on history with our customers, normally once products are accepted, they are ultimately qualified. Thus we concluded that capitalizing the cost of these items as inventory was appropriate. However, in both cases, our customers later rejected the products. Therefore, we wrote off the entire amount of inventory as research and development expenses, because the materials were never qualified as completed devices or ultimately sold to customers. In the case of the LED devices, our customers returned all products shipped of that technology.

Revenue Recognition and Accounts Receivable.    Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. The majority of our products have shipping terms that are free on board (FOB) or free carrier alongside (FCA) shipping point, which means that we fulfill the obligation to deliver when the goods are handed over and into the charge of the carrier at our shipping dock. This means that the buyer bears all costs and risks of loss of or damage to the goods from that point. The difference between FOB and FCA is that under FCA terms, the customer designates a shipping carrier of choice to be used. In certain cases, we ship our product cost insurance and freight (CIF). Under this arrangement, revenue is recognized under FOB shipping point terms, however, we are responsible for the cost of insurance to transport the product as well as the cost to ship the product. For all of our sales other than those with CIF terms, we invoice our customers only for shipping costs necessary to physically move the product from our place of business to the customer’s location. The costs primarily consist of overnight shipping charges. We incur the direct shipping costs on behalf of the customer and invoice the customer to obtain direct reimbursement for such costs. We currently account for our shipping costs by recording the amount of freight that is invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In fiscal 2004, we recognized $117,000 as revenue for shipping and handling costs. In fiscal years 2003 and 2002, we accounted for such costs as a cost of revenue with the reimbursement of these costs reflected as a direct offset and reduction of cost of revenue. Such shipping costs were not material in those fiscal years. Except for consigned inventory, revenue is recognized from our customers at shipment. If inventory is maintained at a consigned location, revenue is recognized when our customer pulls product for its use and the title of the goods is transferred to the customer. We provide our customers with limited rights of return for non-conforming shipments and warranty claims for up to 36 months for Cree Microwave products. We accrue estimated warranty expense as a cost of revenue. We also record a reserve for estimated sales returns as a reduction of revenue at the time of revenue recognition. Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The allowance for sales returns at June 27, 2004 was $798,000. For two customers, Sumitomo and OSRAM, we defer revenue equal to levels specified in contractual arrangements. This deferred revenue, which predominantly arises under the Sumitomo contract, amounted to $8.4 million and $5.5 million as of June 27, 2004 and June 29, 2003, respectively. Please see the discussion in Item 1 of this report under “Distributorship Agreement with Sumitomo Corporation” for further information.

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

Valuation of Deferred Tax Assets and Liabilities.    As of June 27, 2004, we had $2.6 million recorded as a short-term deferred tax asset and $3.9 million as a long-term deferred tax liability. This asset was recorded as a result of tax benefits associated with write-downs and reserves recorded for accounts receivable and inventory reserves that are deferred for tax purposes. The liability provides amounts due as a result of the timing difference for depreciation between book and tax purposes being offset by deferred tax benefits associated with write-downs taken for goodwill and other intangible assets, other-than-temporary charges taken on our investments and other write-downs taken in prior years. We have a reserve for taxes that may become payable in the future included in deferred tax liabilities. A valuation allowance has been established on capital loss carryforwards and unrealized losses on certain securities as we believe that it is more likely than not that the tax benefits of the items will not be realized.

It is our policy to establish reserves for taxes that may become payable in future years, and we currently have a reserve of $8.5 million for such deferred tax liabilities. We establish the reserves based upon management’s assessment of exposure associated with the tax return deduction. We analyze the tax reserves at least annually and make adjustments as events occur that warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return lapses, we reduce the reserve associated with that period. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, we make appropriate adjustments to our tax reserve. The tax reserve was unchanged in fiscal 2004. The tax reserve increased by $3.0 million for the year ended June 29, 2003.

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

Results of Operations

The following table shows our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Years Ended
	June 27, 2004	June 29, 2003	June 30, 2002
Revenue:
Product revenue, net	91.2%	88.3%	87.6%
Contract revenue, net	8.8	11.7	12.4

Total revenue	100.0	100.0	100.0
Cost of Revenue:
Product revenue, net	44.4	47.7	50.3
Contract revenue, net	7.2	9.1	8.9

Total cost of revenue	51.6	56.8	59.2

Gross margin	48.4	43.2	40.8
Operating expenses:
Research and development	12.0	13.6	18.0
Sales, general and administrative	10.3	11.5	16.5
Intangible asset amortization	—	—	4.4
Impairment of goodwill	—	—	49.2
Loss on disposal of fixed assets	0.4	0.7	12.2
Other expense	—	0.1	1.2

Total operating expense	22.7	25.9	101.5
(Gain) on termination of supply agreement	—	(2.2)	—

Income (loss) from operations	25.7	19.5	(60.7)
Non-operating income (expense):
(Loss) gain on investments in marketable securities	—	(0.9)	(13.8)
(Loss) on long term investments	—	—	(13.1)
Other non-operating income	0.3	0.1	—
Interest income, net	1.2	1.8	3.7

Income (loss) before income taxes	27.2	20.5	(83.9)
Income tax expense (benefit)	8.3	5.3	(18.5)

Net income (loss)	18.9%	15.2%	(65.4)%

Comparison of Fiscal Years Ended June 27, 2004 and June 29, 2003

Revenue.    Revenue increased 34% to $306.9 million in fiscal 2004 from $229.8 million in fiscal 2003. Higher revenue was primarily attributable to greater product revenue, which increased 38% to $279.9 million in fiscal 2004 from $203.0 million in fiscal 2003. Much of the increase in revenue resulted from significantly higher unit shipments of our LED products due to stronger demand from our customers primarily for mobile appliance, display and automotive applications. LED revenue was $241.3 million and $172.3 million for fiscal 2004 and 2003, respectively. The most significant increase in revenue in fiscal 2004 came from sales to our Japanese distributor, Sumitomo. Revenue from sales to Sumitomo increased by 86% or $47.6 million in fiscal 2004 as compared to fiscal 2003 due to strong demand among Japanese manufacturers for our products for mobile appliance, displays, automotive, consumer products and indicator light applications. During fiscal 2004, four of our top ten end customers were located in Japan. The sales to these companies were reported in our revenue from Sumitomo. For fiscal year 2004, Sumitomo’s advance purchase commitment was approximately $100 million, and revenue recognized from Sumitomo was $101.8 million. For fiscal year 2005, Sumitomo’s advance purchase commitment is approximately $160 million; however, Sumitomo’s purchase commitment is subject to end customer demand and other terms and conditions.

Revenue from sales to Agilent increased by 71% or $16.5 million, in fiscal 2004 over the prior fiscal year. Much of this increased business resulted from demand for our products to be used in mobile appliance keypads, displays and other consumer product applications. Revenue from sales to OSRAM declined by 14%, or $6.5 million in fiscal 2004 due to changes in their customer’s demand and other factors. During fiscal 2004, we continued to see an increase in business from a number of Asian LED packagers who serve a variety of mobile appliance and other consumer applications. With respect to our Cree Microwave segment, sales to Remec increased $2.7 million, or 460%, for fiscal 2004 as compared to fiscal 2003. A portion of our sales to Remec in fiscal 2004 was for legacy Spectrian designs under “last time buy” arrangements that may not continue after the first quarter of fiscal 2005.

Two of our customer arrangements provide for product exchanges and reimbursement of certain sales costs. For these customers, we defer revenue equal to the level specified in these contractual arrangements and recognize the related revenue less any claims made against the reserves when the customers’ exchange rights expire and the deferred revenue reserves are released. The reserve expires no later than two quarters from the date of the original sale. In connection with our distributorship agreement with Sumitomo, such deferred revenue amounted to $7.9 million and $5.3 million as of June 27, 2004 and June 29, 2003, respectively. In connection with our purchase agreement with OSRAM, such deferred revenue amounted to $471,000 and zero as of June 27, 2004 and June 29, 2003, respectively.

Our LED revenue increased 40% in fiscal 2004 as compared to fiscal 2003 and made up 78% of our total revenue in fiscal 2004. Our blended average LED sales price declined 16% for the twelve months ended June 2004 compared to the prior fiscal year. Our average sales price for LEDs was lower due to increasing price competitiveness in the marketplace, which was somewhat offset by a change in the product mix of our sales toward higher brightness products that have a higher average sales price. For fiscal 2004, our LED chip volume increased 65% over prior year shipments. Sales of our high-brightness LED products more than doubled in fiscal 2004 over fiscal 2003 as our customers designed them into more LED packages for white light applications such as for keypads in mobile appliances, LCD backlights and camera flashes. High-brightness products also are used for automotive, displays and other illumination applications. These products include our XThin, XBright, MegaBright and power chip LED products. The majority of these products were introduced in the last two fiscal years.

Revenue from our mid-brightness products, including our UltraBright and SuperBright chips, also increased in fiscal 2004 as compared to fiscal 2003 due to new designs for keypads in mobile appliances, as well as automotive applications, displays and consumer product applications. In fiscal 2004, we introduced the RazerThin and UT230 chips for mobile appliances that offer a smaller and thinner design and a lower forward voltage than our standard chips. The thin design offers more flexibility for smaller phones, while the lower forward voltage extends the battery lifetime for mobile appliances. Shipments of our standard brightness products were slightly higher in fiscal 2004 in comparison to the prior fiscal year due to stable demand for automotive and indicator light applications.

SiC wafer and epitaxy revenue was $21.7 million and $19.5 million for fiscal 2004 and 2003, respectively. Wafer revenue increased 11% over the prior year due to increased sales to corporate and university research customers for wafers with epitaxy layers. Wafer units declined 5% while the average sales price increased 17% during fiscal 2004. Additionally, fiscal 2004 revenues included $398,000 of fourth quarter GaN product sales from the unit we acquired from ATMI in April 2004. Wafer revenue made up 7% of our total revenue in fiscal 2004.

SiC materials revenue for gemstone use was $5.0 million and $7.4 million for fiscal 2004 and 2003, respectively. Revenue from sales of our SiC materials for use in gemstones decreased 32% during fiscal 2004 as compared to fiscal 2003 due to a combination of lower demand and lower overall product yields. We achieved improvements in our product yield in the second half of fiscal 2004. Revenue from gemstone materials was 2% of our total sales for fiscal 2004.

Revenue from Cree Microwave products was $7.7 million and $2.8 million for fiscal 2004 and 2003, respectively. Cree Microwave revenue made up 3% of our total revenue for fiscal 2004. Revenue from these products increased 176% during fiscal 2004 over fiscal 2003 due to incremental orders from new customers for our newer LDMOS devices designed for wireless infrastructure and mil-aero markets. In addition, Cree Microwave’s sales to Remec were $2.7 million in fiscal 2004 compared to $587,000 in fiscal 2003. Some of these sales to Remec were for legacy Spectrian applications under “last time buy” arrangements that may not continue after the first quarter of fiscal 2005. During fiscal 2004, we had better success in gaining new customers for our Cree Microwave products as the economic environment for wireless infrastructure spending improved.

Product sales mix for our LDMOS devices made up 55% of microwave revenue for fiscal 2004 and fiscal 2003, respectively. Revenue attributable to bipolar devices was 41% and 23% for fiscal 2004 and 2003, respectively. Engineering service revenue decreased to 4% in fiscal 2004 from 22% in fiscal 2003 due to the prior year’s work achieving design wins and generating product sale growth in fiscal 2004. Overall, our average sales price for Cree Microwave products decreased 14% compared to the prior fiscal year while our unit shipments increased 222%.

Contract revenue was 9% of total revenue for fiscal 2004. Contract revenue received from U.S. Government agencies increased by less than 1% during fiscal 2004 compared to fiscal 2003, as we continued to perform under multi-year contract awards that we received at the end of fiscal 2002 and the beginning of fiscal 2003. In May 2004, we were awarded two contracts through the Robert Morris Acquisition Center, providing for up to $25.8 million over five years. These contracts focus on the development of manufacturing technology for high-temperature high-power SiC semiconductor material and power devices for use in electric traction drive power components and associated power conditioning and control electronics for the next-generation of combat vehicles. In fiscal 2004, we recorded $512,000 of revenue associated with these two new contracts. Additionally, fiscal 2004 revenues included $782,000 of fourth quarter contract sales from the business unit we acquired from ATMI in April 2004.

We target contract revenue to increase slightly during fiscal 2005 as a result of the award of additional funding under existing contracts and the award of the new contracts in the fourth quarter of fiscal 2004.

Gross Profit.    Gross profit increased 50% to $148.4 million in fiscal 2004 from $99.2 million in fiscal 2003. Compared to the prior fiscal year, gross margins increased from 43% to 48% of revenue. In fiscal 2004, our blended average sales prices declined 16% while our blended average LED costs decreased 22%

compared to fiscal 2003. Therefore, gross margins improved in fiscal 2004 primarily because of these significantly lower costs for LEDs. LED costs declined faster than blended average prices due to improved yields, greater scale and throughput and other process improvements.

Our wafer sales also were more profitable in fiscal 2004 than fiscal 2003 due to a higher percentage of wafers sold with epitaxy. Wafer costs for our SiC materials sales were 9% lower in fiscal 2004 than fiscal 2003, due to the shift in product mix and a $169,000 reduction in wafer inventory reserves. Contract margins declined from 22% in fiscal 2003 to 17% in fiscal 2004 due to a higher percentage of cost-share work performed during the year.

Our Cree Microwave segment reported negative gross profit of $2.9 million and $9.3 million for fiscal 2004 and fiscal 2003, respectively. Higher revenue in fiscal 2004 contributed to reduce the segment’s negative gross profit. Factory throughput due to increased sales volume also has improved our cost per unit. During fiscal 2004, Cree Microwave’s gross margin also benefited from adjustments totaling $398,000 for a revision of standard costs and a prior year reversal of the warranty expense accrual.

In fiscal 2004, we increased our allowance for sales returns by $154,000 due to business growth, and the Cree segment established a $507,000 reserve for potential future product warranty claims, which lowered gross profit by $661,000. In fiscal 2003, gross profit included a $1.8 million write-down of inventory at Cree Microwave due to the termination of the supply agreement with Spectrian and other slow moving products. We also recorded a $1.0 million increase to inventory reserves for LED and wafer products in fiscal 2003. In addition, reserves for allowance for sales returns were increased by $189,000 in fiscal 2003.

Research and Development.    Research and development expenses increased 18% in fiscal 2004 to $36.9 million from $31.2 million in fiscal 2003. The increase in research and development spending supported our three-inch process development, our thin chip products (XThin, RazerThin and UT230), X-class and power chip LEDs (XB900 and XB500), our XLamp™ high power packaged LEDs and other high brightness LED research programs. In addition, we funded ongoing development for higher power/higher linearity RF and microwave devices, near UV laser devices and higher power diodes/switches. During fiscal 2003, we included a $1.0 million charge for costs associated with initial XBright chips that were made in previous quarters and were never fully qualified by customers. From time to time, our customers and companies that we invest in participate in research and development funding for specific programs. We record this customer and third party funding as an offset against research and development expenses. Customers and third parties in whom we invested funded zero and $500,000 in fiscal 2004 and fiscal 2003, respectively. The funding we received in fiscal 2003 came from an affiliate of Lighthouse, in which we hold a private company equity investment. At this time, we do not expect funding for research and development during fiscal 2005 from this or any other customer or third party in which we invested.

Sales, General and Administrative.    Sales, general and administrative expenses increased 20% in fiscal 2004 to $31.7 million from $26.3 million in fiscal 2003. The increase in expenses primarily resulted from the increasing general expense associated with the growth of our business and a higher level of funding for our employee profit sharing program. During fiscal 2004, we incurred approximately $800,000 of incremental legal and other costs associated with litigation and costs of a special committee investigation conducted by the Board of Directors. Fiscal 2003 includes legal costs associated with the patent infringement case with Nichia, which was settled in November 2002.

Loss on Disposal of Fixed Assets.    Loss on the disposal of fixed assets decreased 35% to $1.0 million in fiscal 2004 from $1.6 million recorded in fiscal 2003. During fiscal 2004, we identified certain equipment that was obsolete and no longer in service. We wrote-off the value of these assets and disposed of them. During fiscal 2003, we recorded a $1.4 million write-down for fixed assets associated with a novel epitaxy equipment project that we discontinued before the vendor delivered the equipment to us. The amount represented a deposit that we paid for the equipment. We also disposed of $200,000 of other assets during fiscal 2003.

Severance Charges.    In the first quarter of fiscal 2003, we incurred $400,000 of severance charges at our Cree Microwave segment for employees who were laid off and received their severance payments during the same period.

Gain on Termination of Supply Agreement.    In the second quarter of fiscal 2003, we received a $5.0 million one-time payment from Spectrian associated with the termination of the supply agreement between Cree Microwave and Spectrian. We did not receive any similar payments in fiscal 2004.

Loss on Investments in Marketable Securities.    We recorded a $2.1 million loss in fiscal 2003 related to marketable securities that we sold during the second quarter of fiscal 2003. There were no realized gains or losses on investments in marketable securities recorded in fiscal 2004.

Other Non-operating Income.    Other non-operating income increased 128% to $1.0 million in fiscal 2004 from $442,000 in fiscal 2003. During fiscal 2004, we recorded non-operating income for a contractually agreed upon payment from one of our customers for a foreign currency translation adjustment included in the applicable sales contract. During the third quarter of fiscal 2004, we recognized a one-time technology license fee. In the fourth quarter of fiscal 2003, we recorded and received a contractually agreed upon payment from one of our customers for a foreign currency translation adjustment included in the applicable sales contract.

Interest Income, Net.    Interest income, net decreased 10% to $3.7 million in fiscal 2004 from $4.1 million in fiscal 2003. The reduction resulted primarily from lower interest rates available for our liquid cash and securities-held-to-maturity over the applicable period.

Income Tax Expense.    Income tax expense for fiscal 2004 was $25.6 million compared to $12.3 million in fiscal 2003, an increase of 109%. The increase resulted mainly from our greater pre-tax profitability in fiscal 2004, which increased 77% over fiscal 2003. In addition, our effective income tax rate increased to 30.7% for fiscal 2004 compared to a 26% rate for fiscal 2003. The fiscal 2004 effective rate was higher than the fiscal 2003 effective tax rate as we benefited from tax credits and other permanent tax differences in fiscal 2003. Historically, our reported taxable income has been significantly lower than income reported for financial reporting purposes. The primary reasons for this difference are the timing differences for depreciation, stock option deductions for tax purposes and other tax planning strategies which are net of impairment charges expensed for financial accounting purposes that are not tax deductible.

Comparison of Fiscal Years Ended June 29, 2003 and June 30, 2002

Revenue.    Revenue increased 48% to $229.8 million in fiscal 2003 from $155.4 million in fiscal 2002. Higher revenue was primarily attributable to greater product revenue, which increased 49% to $203.0 million in fiscal 2003 from $136.2 million in fiscal 2002. Much of the increase in revenue resulted from significantly higher unit shipments of our LED products due to stronger demand from our customers primarily for mobile appliance and automotive applications. LED revenue was $172.3 million and $90.5 million, for fiscal 2003 and 2002, respectively. The most significant increase in revenue in fiscal 2003 came from sales to our Japanese distributor, Sumitomo. Revenue from sales to Sumitomo increased by 153% or $33.3 million in fiscal 2003 as compared to fiscal 2002 due to strong demand among Japanese manufacturers for our products for mobile appliance, automotive, consumer products and indicator light applications. Revenue from sales to OSRAM and Agilent also increased by 63% or $19.4 million and 64% or $8.9 million, respectively, in fiscal 2003 over the prior year comparative period. Much of this increased business was caused by demand for our products used in mobile appliances as well as automotive and other applications. During fiscal 2003, we also noted an increase in business from several Asian LED packagers as our customer base became more diversified. The only significant decline in revenue came from Spectrian, which was acquired by Remec in December 2002, where revenue from sales declined 96% or $23.5 million in fiscal 2003 as compared to fiscal 2002. Spectrian or Remec purchases silicon RF transistors from our Cree Microwave segment.

Certain of our customer arrangements provide for product exchanges and reimbursement of certain sales costs. For Sumitomo, we defer revenue equal to the level specified in these contractual arrangements and recognize the related revenue less any claims made against the reserves when the customers’ exchange rights expire and the deferred revenue reserves are released. The reserve expires no later than two quarters from the date of the original sale. Deferred revenue amounted to $5.3 million and $741,000 as of June 29, 2003 and June 30, 2002, respectively.

Our LED revenue increased 90% in fiscal 2003 as compared to fiscal 2002 and made up 75% of our total revenue in fiscal 2003. Our average LED sales price declined 9% for the twelve months ended June 2003 compared to the prior year. Our average sales price for LEDs also was lower due to increasing price competitiveness in the marketplace and a change in the product mix of our sales to customers. For fiscal 2003, our LED chip volume increased 111% over prior year shipments. The most significant increase to revenue occurred in our mid-brightness range of LED products. Our lower range mid-brightness LED products have been incorporated into new designs in the keypads of several mobile phone models that feature a blue color as well as blue LEDs that are used as the backlight for blue displays. In addition, these LED chips are now used in other products targeting gaming equipment, consumer products and office automation applications. The introduction of the MegaBright blue, green and UV products in fiscal 2002 also generated new design wins for our customers. MegaBright’s product performance in fiscal 2003 generated new opportunities in other markets, particularly mobile appliance applications for blue and white LED backlight designs. Blue and white LEDs replaced a portion of the yellow-green LEDs that have traditionally backlit mobile handsets as more handsets began offering blue backlit keypads and full color displays backlit by white LEDs. The MegaBright product line also was used in new automotive designs from both European and Asian manufacturers for the 2003 model year.

During fiscal 2002, we introduced our XBright family of LEDs, including blue, green and near UV devices. These products offer a higher brightness than our MegaBright products. We completed the introduction of these devices in the second half of fiscal 2002; however, we continued to work with customers to optimize our chip design for use in their packages. Shipments of our standard brightness products were flat in fiscal 2003 in comparison to the prior year due to stable demand for automotive and indicator light applications.

SiC wafer revenue was $19.5 million and $17.5 million, for fiscal 2003 and 2002, respectively. Wafer revenue increased 11% over the prior year due to greater sales to corporate and university research customers. Wafer units declined 6% while the average sales price increased 19% during fiscal 2003, due to a lower mix of shipments to OSRAM, which uses wafers in commercial production. Since OSRAM uses the wafers in commercial high volume production, it receives volume discounts on its purchases; therefore, these sales have a lower average sales price. We also sold more wafers with epitaxial layers during fiscal 2003 to customers such as Infineon Technologies (Infineon), which contributed to a higher average sales price. Wafer revenue made up 9% of our total revenue in fiscal 2003.

Revenue from sales of our SiC materials for use in gemstones increased 190% during fiscal 2003 as compared to fiscal 2002 as C&C increased its orders to us. SiC materials revenue from materials sold for gemstone use was $7.4 million and $2.6 million for fiscal 2003 and 2002, respectively. Revenue from gemstone materials was 3% of our total sales for fiscal 2003.

Revenue from silicon-based microwave products was $3.0 million and $25.1 million, for fiscal 2003 and 2002, respectively. Microwave revenue made up 1% of our total revenue for fiscal 2003. Revenue from these products decreased 88% to $3.0 million in fiscal 2003 from $24.8 million in fiscal 2002. The decrease in revenue resulted from the termination of the supply agreement with Spectrian in November 2002. Approximately 99% of Cree Microwave revenues were derived from shipments to Spectrian in fiscal 2002. Prior to the termination of the supply agreement, Spectrian had reduced its purchase obligations beginning in March 2002 because our LDMOS8 products had not been qualified. We amended our agreement with Spectrian in March 2002, which resulted in Spectrian ordering fewer products each quarter until the agreement was terminated in November 2002. We also had little success in gaining new customers in fiscal 2003 due to the poor economic environment for wireless infrastructure spending. Our LDMOS8 products were released to production in November 2002, but these products did not contribute significantly to revenue since design cycles can be 12 to 18 months for wireless infrastructure applications.

Product sales mix for our Cree Microwave products remained constant as LDMOS made up 55% and 54% of microwave revenue for fiscal 2003 and fiscal 2002, respectively. Revenue attributable to bipolar devices was 23% and 45% for fiscal 2003 and 2002, respectively. Approximately 22% of Cree Microwave’s revenue was from engineering services for fiscal 2003 as we continued to work with new customers toward design wins. Overall, our average sales price for Cree Microwave products was fairly stable compared to the prior fiscal year. The most significant factor impacting revenue for our Cree Microwave segment was the 89% decline in units sold as a result of the termination of the Spectrian supply agreement and the overall slowdown in Spectrian’s business prior to the termination of the supply agreement.

Contract revenue was 12% of total revenue for fiscal 2003. Contract revenue received from U.S. Government agencies increased 40% during fiscal 2003 compared to fiscal 2002, due to additional contract awards that we received in fiscal 2002. In June 2002, we were awarded two contracts by ONR, with a total value of approximately $14.4 million as part of the Wide Bandgap Semiconductor Technology Initiative of DARPA. In July 2002, we were awarded government contracts totaling $26.5 million, if fully funded, over a three-year period from ONR and the AFRL. In fiscal 2003, we recognized approximately $16.1 million in revenue from these contracts. Additionally, we were awarded with another contract in June 2002 funded by DARPA, through the United States Army Robert Morris Acquisition Center, to pursue the development of UV LEDs and lasers for a variety of military communications and bio-threat detection applications under DARPA’s SUVOS program. In fiscal 2003, this DARPA SUVOS contract from ARL accounted for approximately $5.7 million in total revenue.

Gross Profit.    Gross profit increased 57% to $99.2 million in fiscal 2003 from $63.4 million in fiscal 2002. Compared to the prior year, gross margins increased from 41% to 43% of revenue. In fiscal 2003, gross profit included a $1.3 million write-down of inventory at Cree Microwave due to the termination of the supply agreement with Spectrian. In fiscal 2002, gross profit included a $5.1 million charge relating to an inventory write-off and other related costs that were recorded as a part of the downsizing of Cree Microwave’s operations. In fiscal 2003, gross margins were impacted by higher LED margins being offset by negative margins from the Cree Microwave segment. LED margins improved as our average sales price decreased by 9% while the average cost of our LEDs decreased by 17% due to higher throughput in the factory and improved yields. Because a significant portion of our factory cost is fixed, higher throughput typically results in lower costs per unit produced. In addition, during fiscal 2002, our LED costs per unit were higher than during fiscal 2003 due to inefficiencies typically associated with new product introductions as we released both the MegaBright and XBright family of products during the year.

Negative gross profits were $9.3 million for our Cree Microwave business during fiscal 2003 as compared to gross profits of $10.1 million recorded during fiscal 2002, despite the $5.1 million write-off of inventory discussed above. Low factory throughput due to significantly reduced sales volume dramatically impacted our cost per unit.

Wafer costs for our SiC materials sales were 19% higher in fiscal 2003 than 2002, due to the shift in product mix of wafers sold with epitaxy as compared to production volume wafers sold to OSRAM. Contract margins declined from 28% in fiscal 2002 to 22% in fiscal 2003 due to a higher percentage of cost-share contracts being worked on during the year.

Research and Development.    Research and development expenses increased 11% in fiscal 2003 to $31.2 million from $28.0 million in fiscal 2002. The increase in research and development spending supported our XBright, MegaBright Plus, XBright Plus, and RazerThin product lines; and our power chip

LEDs as well as higher brightness LED research programs. In addition, we funded development of our LDMOS, SiC and Group III nitride microwave devices, our Schottky diode power program and our near UV lasers. While research and development spending increased, customer support of certain research and development programs decreased by $8.5 million, thereby further increasing costs. From time to time, our customers and companies that we invest in participate in research and development funding for specific programs. We record this third party funding as an offset against research and development expenses. Customers and third parties in whom we invested funded $500,000 and $9.0 million in fiscal 2003 and fiscal 2002, respectively. The majority of this funding was received from companies in which we have made investments. In fiscal 2003, the entire customer funding we received came from an affiliate of Lighthouse, in which we hold a private company equity investment. In fiscal 2002, Microvision, the Lighthouse affiliate, and Xemod funded $4.4 million, $3.0 million and $492,000, respectively, of our research and development. We held an investment in each of these companies at the time that they provided research and development funding to us. In addition, Spectrian, our largest customer for our Cree Microwave segment, also participated in funding our research and development programs for $1.1 million. When customers participate in funding our research and development programs, we record the amount funded as a reduction of research and development expenses.

Sales, General and Administrative.    Sales, general and administrative expenses increased 3% in fiscal 2003 to $26.3 million from $25.6 million in fiscal 2002. The increase in expenses was due mostly to higher premiums for insurance and greater spending to support the growth of the business, including increased performance based compensation plans for all employees.

Intangible Asset Amortization.    Intangible asset amortization decreased 100% to zero during fiscal 2003 from $6.8 million during fiscal 2002. Nine months of intangible asset amortization was included in fiscal 2002 resulting from the acquisition of Cree Microwave in December 2000. In March 2002 an analysis of goodwill and other intangible assets indicated that the carrying values of such assets had been fully impaired under SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (see “Impairment of Goodwill and Loss on Disposal of Fixed Assets” below). Therefore, we wrote off the entire amount of goodwill and other intangible assets in March 2002. Prior to the write-off of goodwill and intangible assets, we were amortizing these assets over periods ranging from five to ten years.

Impairment of Goodwill and Loss on Disposal of Fixed Assets.    Impairment of goodwill decreased 100% to zero during fiscal 2003 from $76.5 million during fiscal 2002. In March 2002, we determined that impairment existed and wrote off the entire balance of goodwill and other intangible assets. An analysis was performed at that date and indicated that the carrying values of such assets had been fully impaired under SFAS 121. The analysis was performed as several impairment indicators had occurred during the March 2002 quarter as discussed below. One of the significant impairment indicators related to a change in outlook for business at Cree Microwave related to the supply agreement between Cree Microwave and Spectrian. Under the original terms of the agreement, if Cree Microwave were unable to supply components deemed competitive with components available from third party suppliers within a certain period, Spectrian’s quarterly minimum purchase commitment would be reduced each quarter by the dollar volume of the component that Spectrian purchased from other vendors. Cree Microwave and Spectrian agreed to enter into the first amendment to the supply agreement in October 2001 because Cree Microwave was delayed in fully qualifying and completing development of its new LDMOS8 technology. Technology similar to LDMOS8 was made available to Spectrian from a competitor in early 2001. As a result, Cree Microwave agreed to reduce Spectrian’s commitments for the December 2001 quarter. In addition, we amended the supply agreement to provide that if competitive components meeting the applicable requirements were not available from Cree Microwave on or after April 1, 2002, Spectrian’s quarterly minimum purchase commitment thereafter would be reduced by any purchases of such products from other vendors.

By March 2002, Cree Microwave had not yet completed development and qualification testing of any of the components using its LDMOS8-based transistors and thus had not released the components to production. Cree Microwave then executed a second amendment to the supply agreement with Spectrian in March 2002 and agreed to reduce minimum quarterly purchase commitments from Spectrian in return for additional time in which to complete development and qualification testing of the LDMOS8 components. In addition, many of the products that Spectrian indicated that it would purchase in the future had not yet been released to production. Under the amended supply agreement with Spectrian if Cree Microwave was not able to produce LDMOS8 devices in a timely manner, revenue from Spectrian would be significantly reduced after the June 2002 quarter. In addition, the outlook for acquiring additional customers decreased due to the overall weakened economy and the length of qualification cycles. Due to the change in outlook for business at Cree Microwave and the reduction in expected revenue per quarter, we performed an asset impairment analysis under SFAS 121. As a result of this analysis, the full amount of goodwill and intangible assets of $76.5 million was written off and recorded as “impairment of goodwill” under operating expenses on our consolidated statements of operations. Please refer to the Business Combinations section under Goodwill and Intangible Assets Note 2, “Summary of Significant Accounting Policies and Other Matters,” in the consolidated financial statements included in Item 8 of this report for further information about the valuation of Cree Microwave.

Loss on the disposal of fixed assets decreased 92% to $1.6 million in fiscal 2003 from $19.0 million recorded in fiscal 2002. During fiscal 2003, we recorded a $1.4 million write-down for fixed assets associated with a novel epitaxy equipment project that we discontinued before the equipment was delivered to us. The amount represented a deposit that we paid for the equipment. We also disposed of $200,000 of other assets during the year. During fiscal 2002, we took a $19.0 million charge to write down fixed assets due to decisions made based on changes in technology. This impairment reflected management’s decision to focus our technology in certain directions based on feedback from our research and development teams. After extensively testing certain reactor technology equipment, we narrowed a preference for certain processes, and as a result, we wrote-off non-producing reactor equipment that did not use the preferred processes. Also, in December 2001, management prepared for a three-inch wafer transition and as a result, wrote-off non-convertible two-inch crystal growth equipment that was not being used. Finally, yield improvements in our existing facility also resulted in the obsolescence of certain other equipment. All equipment written off in the second quarter of fiscal 2002 was dismantled and destroyed, if proprietary in nature, or sold by June 2002.

Severance Charges and Other Operating Expense.    Severance charges declined from $875,000 in fiscal 2002 to $400,000 in fiscal 2003. In the first quarter of fiscal 2003, we incurred $400,000 of severance charges at our Cree Microwave segment. In the third quarter of fiscal 2002, we recorded an $875,000 severance charge also associated with Cree Microwave. In both periods we recorded the severance charge in the same period that the employees were laid off and received their severance payments.

Other operating expense decreased to zero in fiscal 2003 from $840,000 in fiscal 2002. This reduction was primarily caused by a $700,000 one-time retention bonus paid to Cree Microwave employees pursuant to a contractual commitment made as a part of the acquisition of Cree Microwave from Spectrian in the second quarter of fiscal 2002.

Other Operating Income-Gain on Termination of Supply Agreement.    Gain on termination of supply agreement increased to $5.0 million in fiscal 2003 from zero in fiscal 2002. In the second quarter of fiscal 2003, we received a $5.0 million one-time payment from Spectrian associated with the termination of the supply agreement between Cree Microwave and Spectrian.

Loss on Investments in Marketable Securities and Loss on Long-term Investments.    Loss on investments in marketable securities declined 90% to $2.1 million in fiscal 2003 from $21.5 million recorded in fiscal 2002. The $2.1 million recorded in fiscal 2003 related to marketable securities that we sold during the second quarter of fiscal 2003. The $21.5 million loss recorded in fiscal 2002 related to an entry to reclassify other comprehensive losses from equity to “loss on investments in marketable securities” in our consolidated statements of operations. In addition, we also recorded additional write-downs for “other-than-temporary” declines in the market value of these investments in these companies as well as the overall stock market decline. This charge was partially offset by a gain on the sale of marketable trading securities of $558,000.

Loss on long-term investments declined to zero in fiscal 2003 from $20.4 million recorded in fiscal 2002. In fiscal 2002, we recorded write-downs for some investments we had made in privately held companies as many of the companies were experiencing deteriorating financial conditions and/or an inability to raise additional capital, which represented significant indicators of value impairment. In the second quarter of fiscal 2002, we recorded a write-down of $12.4 million in privately held investments. The majority of the write-down was taken on our investment in Xemod based on data regarding the company’s valuation. We recorded an $8.4 million write-down on the investment to bring the market capitalization estimate for the entire company to $3.8 million. In 2002, a third party purchased Xemod for approximately $4.5 million. We also took an additional $1.8 million write down on our investment in Lighthouse based on data regarding the company’s valuation. A $2.1 million write-down was also taken on our investment in World Theatre, Inc. (World Theatre) based on data regarding the company’s valuation. World Theatre also attempted to raise capital during the December 2001 quarter and only raised one half of the amount expected in a convertible debt round.

In the fourth quarter of 2002, we wrote down an additional $8.0 million related to our privately held investments. Our investment in EMF Ireland Limited (EMF) was fully written down by $1.1 million based on data regarding the company’s valuation. We further wrote down our Lighthouse investment by $3.4 million, based on data regarding the company’s valuation. During the fourth quarter of 2002, we also fully wrote down our investment in World Theatre based on data regarding the company’s valuation. The amount of the additional write-down was $2.1 million. World Theatre filed for bankruptcy protection in 2003. A $1.4 million charge was also taken to fully write down our investment in Kyma Technologies Inc. (Kyma) based on data regarding the company’s valuation.

Other Non-operating Income.    Other non-operating income increased to $442,000 in fiscal 2003 from zero in fiscal 2002. In the fourth quarter of fiscal 2003, we received a contractually agreed upon payment from one of our customers, representing a settlement for a foreign currency translation adjustment included in our sales contract.

Interest Income, Net.    Interest income, net decreased 28% to $4.1 million in fiscal 2003 from $5.7 million in fiscal 2002. The reduction resulted primarily from lower interest rates available for our liquid cash over the applicable period.

Income Tax Expense (Benefit).    Income tax expense for fiscal 2003 was $12.3 million compared to a $28.7 million tax benefit recorded in fiscal 2002. The income tax benefit resulted from the $130.4 million net pre-tax loss resulting mainly from the charges taken during the period. These charges included write-downs for the impairment of fixed assets of $19.0 million, a $20.4 million charge to reserve for the decline in value of investments in privately held companies, a $21.4 million write down for “other than temporary” declines in the fair market value of our marketable securities, a $76.5 million write down of goodwill and other intangibles and a $5.1 million reserve taken for inventory and other items. Our effective income tax rate was 26% for fiscal 2003 compared to a 22% rate during fiscal 2002 due to greater tax benefits in fiscal 2002 associated with the losses reported in that year. At June 29, 2003, we recorded $22.8 million in net deferred tax assets.

Liquidity and Capital Resources

We have funded our operations, to date, through sales of equity, bank borrowings and from product and contract gross profits. As of June 27, 2004, we had working capital of $189.9 million, including $158.2 million in cash, cash equivalents and short-term investments held to maturity. As of June 27, 2004, we held investments of $72.7 million in long-term securities held to maturity in order to receive a higher interest rate on our cash and investments. Operating activities generated $152.4 million in fiscal 2004 compared with $89.6 million generated during fiscal 2003. This increase was primarily attributable to our increased profitability in fiscal 2004 as net income grew 66% to $58.0 million. Included in the increase in cash from operations is a non-cash charge of $20.4 million related to deferred income taxes. During fiscal 2004, we generated $10.6 million from managing our working capital. We normally target our accounts receivable balance to average between 45 and 60 days outstanding; however, through focused collection efforts we decreased our days sales outstanding to 34 days at June 27, 2004 versus 57 days outstanding at June 29, 2003, based on our monthly revenue profile calculation. Therefore, while our overall revenues increased 34% for fiscal 2004, our accounts receivable balance only grew 9% or $3.9 million. Our inventory remained low at 41 days on hand versus 46 days at June 29, 2003, and therefore our inventory balance only grew $1.1 million or 10% during fiscal 2004. Depreciation and amortization increased by $12.9 million in fiscal 2004 due to new equipment purchased to support our business growth.

Cash used in investing activities in fiscal 2004 was $112.4 million. Net investments of $18.6 million were made in securities held to maturity and $77.3 million was invested in property and equipment and in additional deposits for property and equipment. The majority of the increase in spending related to new equipment additions to increase manufacturing capacity in our crystal growth, epitaxy, clean room, die test and XLamp manufacturing areas. We spent $10.7 million on the ATMI GaN business acquisition in the fourth quarter of fiscal 2004. Finally, $5.9 million was invested in patents and the purchase of patent rights resulting mostly from the purchase of patents from Asea Brown Boveri, Ltd. and other patent investments.

Cash used in financing activities included the repurchase of $34.7 million of our common stock and was partly offset by the receipt of $11.4 million for the exercise of stock options and shares issued under our employee stock purchase program.

We target approximately $100 to $120 million in capital spending in fiscal 2005, which is greater than fiscal 2004. The capital additions will be primarily for equipment to increase our LED chip production capacity and continued investment in the high power packaged LED XLamp line. We also target to spend $300 million and hire 300 new employees over the next five years. We anticipate that cash from operations will fund the majority of our expenditures. We target that our cash from operations will be higher in fiscal 2005 than it was in fiscal 2004 due to higher profitability resulting from greater targeted revenue. Therefore, we plan to meet the cash needs for the business for fiscal 2005 through cash from operations and cash on hand. We also anticipate that long term cash needs will be met with cash flow from operations or cash on hand over the next two fiscal years. Actual results may differ from our targets for a number of reasons as we discuss herein. We may also issue additional shares of common stock for the acquisition of complementary businesses or other significant assets. From time to time, we evaluate potential acquisitions in complementary businesses as strategic opportunities and anticipate continuing to make such evaluations.

As of June 27, 2004, our cash and cash equivalents and short-term investments held to maturity combined increased by $18.1 million or 13% over balances reported as of June 29, 2003 due to increased cash flow from operations. Our accounts receivable balance increased by $3.9 million or 9% over the accounts receivable balance as of June 29, 2003, which resulted from the overall increase in revenue offset partly by strong collections management during fiscal 2004. Our revenue in the fourth quarter of fiscal 2004 was $90.9 million, which was 42% higher than the fourth quarter of fiscal 2003 revenue of $64.1 million. Our net property and equipment has also increased by $22.0 million or 9% since June 29, 2003 due to investments made to expand production capacity. These investments are intended to aid us in meeting current and what we view as increasing future customer product demands on a cost-effective basis. We target that these investments in additional equipment will allow us to meet any increase in demand for our products and thus may lead to higher revenue for us. The higher property investment will also result in higher depreciation expense. Net deferred income taxes changed by $20.2 million due to accelerated depreciation and taxes on unrealized gains. Other assets declined by $10.9 million or 68% since June 29, 2003, while marketable securities available for sale increased by $22.0 million or 100% since the end of fiscal 2003 due to the reclassification of our Color Kinetics investment, subsequent to the public offering of Color Kinetics common stock, from “other assets” on our consolidated balance sheet valued at cost of $12.7 million to marketable securities available for sale. Consequently, the investment is now recorded at fair market value under SFAS No. 115. The net unrecognized gain of $9.3 million has been recorded as a comprehensive income item in the shareholders’ equity section of our consolidated balance sheet. This $12.7 million reclassification from other assets was offset by a $1.9 million increase in deposits that were related to fixed asset additions. Our deferred revenue account increased by $2.9 million to $8.4 million at June 27, 2004 as a result of the terms of our agreements with Sumitomo and OSRAM, which require us to establish reserves at the time we ship LED products to Sumitomo and OSRAM based upon a percentage of the total purchase price of such products.

Contractual Obligations

At June 27, 2004, payments to be made pursuant to significant contractual obligations are as follows (000’s omitted):

Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	11,931	2,103	3,340	3,338	3,150
Purchase obligations	26,310	25,626	684	—	—
Other long-term liabilities	—	—	—	—	—

Total	$38,241	$27,729	$4,024	$3,338	$3,150

Purchase obligations are generally for the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment. We use blanket purchase orders to communicate expected requirements to certain of our vendors. Purchase obligations reflect vendor commitments under purchase orders where the commitments are firm.

Operating leases include rental amounts due on our four leased facilities. These facilities are comprised of both office and manufacturing space. The first facility has a remaining lease term for approximately seven and one half years. The second facility lease expires in approximately six years. The third and fourth leases are for sales offices that expire in June 2005 and July 2005, respectively. We are also subject to a transition services agreement with ATMI, pursuant to which ATMI licensed a portion of its facility to us for our use through April 2005. All of the remaining lease agreements provide for rental adjustments for increases in base rent (up to specific limits) property taxes and general property maintenance that would be recorded as rent expense if applicable.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of June 27, 2004, we held a long-term investment in the equity securities of Color Kinetics, which is treated for accounting purposes under SFAS 115 as available-for-sale securities. This investment is carried at fair market value based upon quoted market price of that investment as of June 27, 2004, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

It is our policy to write down these types of equity investments to their market value and record the related write down as an investment loss on our consolidated statements of operations if we believe that an other-than-temporary decline existed in our marketable equity securities. As of June 27, 2004, we do not believe that an other-than-temporary decline existed in our investment in Color Kinetics as the market value of the security was above our cost. This investment is subject to market risk of equity price changes. The fair market value of this investment as of June 27, 2004, using the closing sale price as of June 25, 2004, was $22.0 million.

As of June 27, 2004, we hold investments in the equity of private companies valued at $2.9 million, with our investment in Lighthouse being the only remaining investment that has a net carrying value recorded on our consolidated balance sheet. An adverse movement of equity market prices would likely have an impact on our investment in Lighthouse, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions could negatively affect the prospects of Lighthouse, its ability to raise additional capital and the likelihood of our being able to realize this investment through liquidity events such as initial public offerings, mergers and private sales.

We hold and expect to continue to consider investments in minority interests in companies having operations or technology in areas within our strategic focus. We generally are not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid and do not fluctuate substantially from stated values. Many of our investments are in early stage companies or technology companies where operations are not yet sufficient to establish them as profitable concerns. One of our investments is in a publicly traded company whose share prices are subject to market risk. Management continues to evaluate its investment positions on an ongoing basis. See Note 7, “Investments” in the consolidated financial statements included in Item 8 of this report for further information on our policies regarding investments in private and public companies.

We have invested some of the proceeds from our January 2000 public offering into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. These investments are A grade or better in accordance with our cash management policy. At June 27, 2004, we had $149.4 million invested in these securities. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported on our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair values and the amortized cost of these investments.

We currently have no debt outstanding. With two of our larger customers, we maintain a foreign currency adjustment to our sales price if certain exchange rates against the U.S. dollar are not maintained. During fiscal 2004 and fiscal 2003, we recognized $489,000 and $442,000, respectively, of other non-operating income associated with proceeds received from one of these customers for foreign currency adjustments. These revenue adjustments represent our main risk with respect to foreign currency, since our contracts and purchase orders are denominated in U.S. dollars. We have no commodity risk.

CERTAIN BUSINESS RISKS AND UNCERTAINTIES

Described below are various risks and uncertainties that may affect our business. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties, both known and unknown, including ones that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, may also affect our business. If any of the risks described below actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Our operating results and margins may fluctuate significantly.

Although we experienced significant revenue and earnings growth in the past year, we may not be able to sustain such growth or maintain our margins, and we may experience significant fluctuations in our revenue, earnings and margins in the future. For example, historically, the prices of our LEDs have declined based on market trends. We attempt to maintain our margins by constantly developing improved or new products, which command higher prices or by lowering the cost of our LEDs. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

•	our ability to develop, manufacture and deliver products in a timely and cost-effective manner;

•	variations in the amount of usable product produced during manufacturing (our yield);

•	our ability to improve yields and reduce costs in order to allow lower product pricing without margin reductions;

•	our ability to ramp up production for our new products;

•	our ability to convert our substrates used in our volume manufacturing to larger diameters;

•	our ability to produce higher brightness and more efficient LED products that satisfy customer design requirements;

•	our ability to develop new products to specifications that meet the evolving needs of our customers;

•	our ability to generate customer demand for our LDMOS products and ramp up production of those products accordingly;

•	changes in demand for our products and our customers’ products;

•	effects of an economic slow down on consumer spending on such items as cell phones, electronic devices and automobiles.

•	changes in the competitive landscape, such as higher brightness LED products, higher volume production and lower pricing from Asian competitors;

•	declining average sales prices for our products;

•	changes in the mix of products we sell;

•	inventions by others companies of new technology that may make our products obsolete;

•	product returns or exchanges that could impact our short-term results;

•	changes in purchase commitments permitted under our contracts with large customers;

•	changes in production capacity and variations in the utilization of that capacity;

•	disruptions of manufacturing as a result of damage to our manufacturing facilities from causes such as fire, flood or other casualties, particularly in the case of our single site for SiC wafer and LED production;

•	our policy to fully reserve for all accounts receivable balances that are more than 90 days past due, which could impact our short-term results; and

•	changes in Federal budget priorities could adversely affect our contract revenue.

These or other factors could adversely affect our future operating results and margins. If our future operating results, or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

Our LED revenues are highly dependent on our customers’ ability to source or develop efficient phosphor solutions to enable them to use our LED chips to produce competitive white LED products.

Some of our customers package our blue LEDs with a phosphor coating to create white LEDs. Nichia currently has the majority of the market share for white LEDs because it has developed a white LED lamp solution that includes an efficient phosphor solution to create a bright white output and it has a number of patents that cover portions of the technology. The phosphor solutions that our customers use in their products are generally not as efficient as the phosphor solution that Nichia uses in its products. As a result, the white LEDs that our customers produce historically have not been as bright as Nichia’s white LEDs. We are assisting our customers in their efforts to develop or gain access to more competitive phosphor solutions. Even if our customers are able to develop or secure more competitive phosphor solutions, there can be no assurance that they will be able to compete with Nichia, which has an established market presence. Growth in sales of our high-brightness LED chips used in these applications is dependant upon our customers’ ability to develop, secure and implement more competitive phosphor solutions.

We are highly dependent on trends in mobile appliances to drive a substantial percentage of LED demand.

Our results of operations could be adversely affected by reduced customer demand for LED products for use in mobile appliances. In the fourth quarter of fiscal 2004, we derived nearly one-half of our LED revenue and approximately 40% of our overall revenue from sales of our products into mobile appliance applications. Our ability to maintain or increase our LED product revenue depends in part on the number of models into which our customers design our products and the overall demand for these products. Also, design cycles in the handset industry are short and demand is volatile, which makes production planning difficult to forecast. However, our design wins are spread over a broad model and customer base.

If we experience poor production yields, our margins could decline and our operating results may suffer.

Our SiC and GaN materials products and our LED, power and RF device products are manufactured using technologies that are highly complex. We manufacture our SiC wafer products from bulk SiC crystals, and we use these SiC wafers to manufacture our LED products and our SiC-based RF and power semiconductors. Our Cree Microwave subsidiary manufactures its RF semiconductors on silicon wafers purchased from others. During our manufacturing process, each wafer is processed to contain numerous die, which are the individual semiconductor devices, and the RF, power devices and XLamp products are further processed by incorporating them into packages for sale as packaged components. The number of usable crystals, wafers, dies and packaged components that result from our production processes can fluctuate as a result of many factors, including but not limited to the following:

•	impurities in the materials used;

•	contamination of the manufacturing environment;

•	equipment failure, power outages or variations in the manufacturing process;

•	lack of adequate quality and quantity of piece parts and other raw materials;

•	losses from broken wafers or human errors; and

•	defects in packaging either within our control or at our subcontractors.

We refer to the proportion of usable product produced at each manufacturing step relative to the gross number that could be constructed from the materials used as our manufacturing yield.

If our yields decrease, our margins could decline and our operating results would be adversely affected. In the past, we have experienced difficulties in achieving acceptable yields on new products, which has adversely affected our operating results. We may experience similar problems in the future, and we cannot predict when they may occur or their severity. For example, in the upcoming fiscal year, we may encounter short-term yield challenges in our LED production as we convert the majority of our production from two-inch wafers to three-inch wafers. In some instances, we may offer products for future delivery at prices based on planned yield improvements. Reduced yields or failure to achieve planned yield improvements could significantly affect our future margins and operating results.

The markets in which we operate are highly competitive and have evolving technology standards.

The markets for our LED, RF and microwave, and power semiconductor products are highly competitive. In the LED market, we compete with companies that manufacture or sell nitride-based LED chips as well as those that sell packaged LEDs. Competitors are offering new UV, blue, green and white LEDs with aggressive prices and improved performance. In the RF power semiconductor field, the products manufactured by Cree Microwave compete with products offered by substantially larger competitors who have dominated the market to date based on product quality and pricing. The market for SiC wafers is also becoming competitive as other firms in recent years have begun offering SiC wafer products or announced plans to do so. We also expect significant competition for our other products, such as those for use in microwave communications and power switching.

We expect competition to increase. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Competitors also could invent new technologies that may make our products obsolete. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

Litigation and SEC matters could adversely affect our operating results and financial condition.

We and certain of our officers and current or former directors are defendants in pending litigation (as described in Item 3. Legal Proceedings of this report) that alleges, among other things, violations of federal securities laws. Defending against existing and potential securities and class action litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

In addition, the SEC in July 2003 initiated an informal inquiry of us and requested that we voluntarily provide certain information to the SEC staff. We have cooperated with the SEC in this informal inquiry. If the SEC elects to pursue a formal investigation of us, responding to any such investigation and any resulting enforcement action could require significant diversion of management’s attention and resources in the future as well as significant legal expense and exposure to possible penalties or fines that could materially adversely affect our results of operations.

Our business and our ability to produce our products may be impaired by claims that we infringe intellectual property rights of others.

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

In addition to patent protection, we also rely on trade secrets and other non-patented proprietary information relating to our product development and manufacturing activities. We try to protect this information through appropriate efforts to maintain its secrecy, including requiring employees and third parties to sign confidentiality agreements. We cannot be sure that these efforts will be successful or that the confidentiality agreements will not be breached. We also cannot be sure that we would have adequate remedies for any breach of such agreements or other misappropriation of our trade secrets, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

Where necessary, we may initiate litigation to enforce our patent or other intellectual property rights. For example, this past fiscal year we settled a patent infringement action that our Cree Lighting subsidiary and the Trustees of Boston University filed against AXT, Inc., seeking enforcement of a patent relating to semiconductor devices manufactured using a GaN-based buffer technology. Any such litigation may require us to spend a substantial amount of time and money and could distract management from our day-to-day operations. Moreover, there is no assurance that we will be successful in any such litigation.

If we are unable to produce and sell adequate quantities of our high-brightness and mid-brightness LED chip products and improve our yields, our operating results may suffer.

We believe that our ability to gain customer acceptance of our high-brightness and mid-brightness LED chip products and to achieve higher volume production and lower production costs for those products, will be important to our future operating results. We must reduce costs of these products to avoid margin reductions from the lower selling prices we may offer due to our competitive environment and/or to satisfy prior contractual commitments. Achieving greater volumes and lower costs requires improved production yields for these products. We are continuing to work with our customers to develop and expand our XBright products to help meet their market and packaging requirements. We may encounter manufacturing difficulties as we ramp up our capacity to make our newest products. Our failure to produce adequate quantities and improve the yields of any of these products could have a material adverse effect on our business, results of operations and financial condition. Some of our customers may encounter difficulties with their manufacturing processes using our XBright and XThin devices due to the non-standard die attachment processes required, which could increase product returns and impact customer demand, each of which would have a material adverse effect on our business, results of operations and financial condition.

Our operating results are substantially dependent on the development of new products based on our SiC and GaN technology.

Our future success will depend on our ability to develop new SiC and GaN solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner, and we must secure production orders from our customers. The development of new SiC and GaN products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Products currently under development include larger, higher quality substrates and epitaxy, high power RF and microwave devices in both SiC and GaN, SiC power devices, near UV laser diodes, higher brightness, thinner LED products and high powered packaged LEDs. The successful development and introduction of these products depends on a number of factors, including the following:

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

We must generate new customer demand for our LDMOS products in order to offset expenses of our Cree Microwave segment.

Revenues of our Cree Microwave segment will depend on our ability to attract new customers for our LDMOS products. Due to the current market environment for microwave devices and the lengthy customer design-in and qualification process for our LDMOS products, it may take many quarters to develop new customers for our Cree Microwave segment and we may not succeed in doing so. Until we develop sufficient new business for Cree Microwave’s products, our expenses for this segment will exceed its revenues.

We depend on a few large customers and our revenues can be affected by their contract terms.

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them. The concentration of our revenues with a few large customers makes us particularly dependent on factors affecting those customers. For example, if demand for their products decreases, they may limit or stop purchasing our products and our operating results could suffer. In addition, our Sumitomo contract provides that Sumitomo may decrease its purchase commitment or terminate the contract if its inventory of our products reaches a specified level. The contract also requires us to establish two rolling reserves based upon a percentage of the total purchase price of our products. We defer revenue recognition on the amounts added to reserves. If claims are made against reserves, we may recognize lesser amounts of revenue or no revenue on substitute sales to Sumitomo and any product returned may not be salable at the same price or at all. Another example is our OSRAM contract, which allows OSRAM to decrease its purchase commitment if we do not offer prices at certain specified levels or as agreed to by the parties. Contract terms with other large customers also operate in a manner that could have a negative impact on our financial results.

We face significant challenges managing our growth.

We have experienced a period of significant growth that has challenged our management and other resources. We have grown from 390 employees on June 27, 1999 to 1,235 employees on June 27, 2004 and from revenues of $60.1 million for the fiscal year ended June 27, 1999 to $306.9 million for the fiscal year ended June 27, 2004. To manage our growth effectively, we must continue to:

•	implement and improve operating systems;

•	maintain adequate manufacturing facilities and equipment to meet customer demand;

•	improve the skills and capabilities of our current management team;

•	add experienced senior level managers; and attract and retain qualified people with experience in engineering, design and technical marketing support.

We will spend substantial amounts of money in supporting our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development, and administrative support. If we cannot attract qualified people or manage growth effectively, our business, operating results and financial condition could be adversely affected.

Performance of our investments in other companies could negatively affect our financial condition.

From time to time, we have made investments in public and private companies that engage in complementary businesses. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition as reflected in our consolidated balance sheets. In addition, if the decline in value is determined to be other-than-temporary, the related write-down could have a material adverse effect on our reported net income. For example, in the fourth quarter of fiscal 2002 we recorded a non-operating charge of $22 million (pre-tax) relating to the declines in the value of equity investments determined to be other-than-temporary as a result of continued depressed market conditions. On June 27, 2004, we held interests in one public company as well as several private companies. Each of these investments is subject to the risks inherent in the business of the company in which we have invested and to trends affecting the equity markets as a whole. Our private company investments are subject to additional risks relating to the limitations on transferability of our interests due to the lack of a public market and to other transfer restrictions. Our investment in a publicly held company exposes us to market risks and could be subject to contractual limitations on transferability. For example, we are restricted from selling our shares in Color Kinetics for a period of 180 days from June 22, 2004, the date of their initial public offering. As a result, we may not be able to reduce the size of our positions or liquidate our investments when we deem appropriate to limit our downside risk.

Our manufacturing capacity may not be sufficient to keep up with customer demand.

We experienced significant growth in fiscal 2004 and are operating near capacity for LED products. Although we are taking steps to address our manufacturing capacity concerns, if we are not able to increase our capacity quickly enough to respond to customer demand or if our expansion plans are not adequate enough to address our capacity constraints, or if ramping up new capacity costs more than we anticipate, our business and results of operation could be adversely affected.

As part of our initiative to address these capacity concerns, we are in the process of transitioning our production process in several ways. First, we are shifting production of the majority of our LED products from two-inch wafers to three-inch wafers over the course of fiscal 2005. We must first qualify our production processes for each product on systems designed to accommodate the larger wafer size, and some of our existing production equipment must be refitted for the larger wafer size. In the past we have experienced lower yields for a period of time following a transition to a larger wafer size until use of the larger wafer is fully integrated in production and we begin to achieve production efficiency. We anticipate that we will experience similar temporary yield reductions during the transition to the three-inch wafers. If we experience delays in the qualification process, the transition phase takes longer than we expect, or if we are unable to attain expected yield improvements, our operating results may be adversely affected.

We also are in the process of qualifying our Sunnyvale, California location to produce SiC Schottky diode products and transitioning production of Schottky diode products to that location over the next several quarters. We may experience a transition period as we start to ramp up production in which our yields are low or our production costs do not meet our expectations. If we experience delays in qualifying this facility for production of SiC Schottky diodes, if this transition period extends longer than we expect, or if we are not able to achieve the production levels and margins we expect, our operating results could be adversely affected.

We also are exploring ways to expand our manufacturing capacity and plan to make certain expenditures in the coming fiscal year to acquire new equipment. Any potential expansion projects may be delayed, cost more than we anticipate or require long transition periods, any of which could impact our ability to meet our customers’ demands and affect our operating results.

We rely on a few key suppliers.

We depend on a limited number of suppliers for certain raw materials, components, services and equipment used in manufacturing our products, including key materials and equipment used in critical stages of our manufacturing processes. We generally purchase these limited source items with purchase orders, and we have no guaranteed supply arrangements with such suppliers. If we were to lose such key suppliers, our manufacturing operations could be interrupted or hampered significantly.

If government agencies or other customers discontinue or curtail their funding for our research and development programs our business may suffer.

Changes in Federal budget priorities could adversely affect our contract revenue. In the past, government agencies and other customers have funded a significant portion of our research and development activities. Government contracts are subject to the risk that the government agency may not appropriate and allocate all funding contemplated by the contract. In addition, our government contracts generally permit the contracting authority to terminate the contracts for the convenience of the government, and the full value of the contracts would not be realized if they are prematurely terminated. Furthermore, we may be unable to incur sufficient allowable costs to generate the full estimated contract values, and there is some risk that any technologies developed under these contracts may not have commercial value. If government and customer funding is discontinued or reduced, our ability to develop or enhance products could be limited, and our business, results of operations and financial condition could be adversely affected.

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

Sales to customers located outside the U.S. accounted for approximately 83%, 80% and 65% of our revenue in fiscal 2004, 2003 and 2002, respectively. We expect that revenue from international sales will continue to be the majority of our total revenue. International sales are subject to a variety of risks, including risks arising from currency fluctuations, trading restrictions, tariffs, trade barriers and taxes. Also, U.S. Government export controls could restrict or prohibit the exportation of products with defense applications. Because all of our foreign sales are denominated in U.S. dollars, our prices become less competitive in countries with currencies that are low or are declining in value against the U.S. dollar.

If we fail to evaluate and implement strategic opportunities successfully, our business may suffer.

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions. For example, in fiscal 2004 we acquired the gallium nitride substrate and epitaxy business of ATMI. If we choose to make an acquisition, we face certain risks, such as failure of the acquired business in meeting our performance expectations, diversion of management attention, retention of existing customers of the acquired business, and difficulty in integrating the acquired business’s operations, personnel and financial and operating systems into our current business. We may not be able to successfully address these risks or any other problems that arise from our recent or future acquisitions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition could adversely affect our business, results of operations and financial condition.

These or other factors could adversely affect our future operating results and margins. If our future operating results, or margins are below the expectations of stock market analysts or our investors, our stock price may decline.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cree, Inc.

We have audited the accompanying consolidated balance sheets of Cree, Inc. as of June 27, 2004 and June 29, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 27, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cree, Inc. at June 27, 2004 and June 29, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in fiscal 2003 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and changed its method of accounting for goodwill.

Raleigh, North Carolina

July 23, 2004

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 27, 2004	June 29, 2003
ASSETS
Current assets:
Cash and cash equivalents	$81,472	$64,795
Short-term investments held to maturity	76,691	75,242
Accounts receivable, net	47,766	43,901
Interest receivable	1,752	1,650
Inventories, net	19,428	17,674
Deferred income taxes	2,560	1,863
Prepaid expenses and other current assets	5,224	4,230

Total current assets	234,893	209,355

Property and equipment, net	273,342	251,346
Long-term investments held to maturity	72,730	58,794
Marketable securities available for sale	22,002	—
Deferred income taxes	—	20,934
Patent and license rights, net	19,831	7,146
Other assets	5,202	16,119

Total assets	$628,000	$563,694

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$25,102	$14,916
Accrued salaries and wages	8,125	5,756
Deferred revenue	8,437	5,533
Other accrued expenses	3,318	2,087

Total current liabilities	44,982	28,292

Long term liabilities:
Deferred income taxes	3,886	—
Other long-term liabilities	—	31

Total long-term liabilities	3,886	31

Commitments and contingencies (Notes 12 and 14)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 27, 2004 and June 29, 2003; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 27, 2004 and June 29, 2003; 73,245 and 74,127 shares issued and outstanding at June 27, 2004 and June 29, 2003, respectively	91	92
Additional paid-in-capital	506,275	526,318
Deferred compensation	—	(218)
Other comprehensive income, net of taxes	5,627	—
Retained earnings	67,139	9,179

Total shareholders’ equity	579,132	535,371

Total liabilities and shareholders’ equity	$628,000	$563,694

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
Revenue:
Product revenue, net	$279,923	$202,962	$136,230
Contract revenue, net	26,947	26,860	19,204

Total revenue	306,870	229,822	155,434
Cost of revenue:
Product revenue, net	136,112	109,726	78,249
Contract revenue, net	22,342	20,926	13,827

Total cost of revenue	158,454	130,652	92,076

Gross profit	148,416	99,170	63,358

Operating expenses:
Research and development	36,886	31,203	28,026
Sales, general and administrative	31,654	26,326	25,618
Intangible asset amortization	—	—	6,765
Impairment of goodwill	—	—	76,489
Loss on disposal of property and equipment	1,016	1,569	19,019
Severance charges	—	400	875
Gain on termination of supply agreement	—	(5,000)	—
Other expense	—	—	840

Total operating expenses	69,556	54,498	157,632

Income (loss) from operations	78,860	44,672	(94,274)

Non-operating income (expense):
(Loss) gain on investments in marketable securities	—	(2,067)	(21,471)
Loss on long term investments	—	—	(20,377)
Other non-operating income	1,008	442	—
Interest income, net	3,725	4,117	5,708

Income (loss) before income taxes	83,593	47,164	(130,414)
Income tax expense (benefit)	25,633	12,263	(28,691)

Net income (loss)	$57,960	$34,901	$(101,723)

Earnings (loss) per share:
Basic	$0.78	$0.48	$(1.40)

Diluted	$0.77	$0.46	$(1.40)

Shares used in per share calculation:
Basic	74,008	73,196	72,718

Diluted	75,745	75,303	72,718

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
Net income (loss)	$57,960	$34,901	$(101,723)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,570	41,705	32,400
Loss on disposal of property and equipment and patents	1,065	1,512	18,298
Amortization of patent rights	994	394	293
Amortization of intangible assets	—	—	6,796
Amortization of premium on investments held to maturity	3,224	2,328	157
Write-off of goodwill and other intangible assets	—	—	76,488
Write-down of long-term investments	—	—	20,377
Purchase of marketable trading securities	—	—	(1,546)
Proceeds from sale of marketable trading securities	—	—	2,104
Loss on available for sale securities	—	2,067	21,470
Deferred income taxes	20,448	5,709	(31,200)
Income tax benefits from stock option exercises	3,142	5,188	2,712
Stock based compensation	393	478	515
Changes in operating assets and liabilities:
Accounts and interest receivable	(3,967)	(13,289)	(555)
Inventories	(1,107)	292	(2,764)
Prepaid expenses and other current assets	(994)	1,764	(3,773)
Other long-term assets	—	368	(833)
Accounts payable, trade	10,186	1,840	(1,073)
Accrued expenses and other liabilities	6,474	4,392	987

Net cash provided by operating activities	152,388	89,649	39,130

Investing activities:
Purchase of available for sale securities	—	—	(13,761)
Proceeds from sale of available for sale securities	—	3,921	—
Purchase of ATMI assets	(10,684)	—	—
Purchase of long-term investments held to maturity	(128,683)	(118,934)	(118,807)
Proceeds from maturities of investments held to maturity	110,072	84,253	66,965
Purchase of and deposits for property and equipment	(77,280)	(77,643)	(41,635)
Proceeds from sale of property and equipment	8	635	721
Purchase of patent rights	(5,916)	(3,289)	(1,318)
Decrease (increase) in other long-term assets	133	(241)	(9,051)

Net cash used in investing activities	(112,350)	(111,298)	(116,886)

Financing activities:
Net proceeds from issuance of common stock	11,376	12,700	7,235
Repurchase of common stock	(34,737)	—	(20,297)

Net cash (used in) provided by financing activities	(23,361)	12,700	(13,062)

Net increase (decrease) in cash and cash equivalents	16,677	(8,949)	(90,818)
Cash and cash equivalents:
Beginning of year	64,795	73,744	164,562

End of year	$81,472	$64,795	$73,744

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,047	$800	$1,901

Non-cash investing and financing activities:
Deferred compensation	$393	$478	$515

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock Par Value	Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance at June 24, 2001	$91	$518,781	$(1,211)	$76,001	$(4,565)	$589,097
Common stock options exercised for cash, 1,053 shares	1	4,229	—	—	—	4,230
Issuance of common stock for cash, 245 shares	—	3,005	—	—	—	3,005
Purchase and retirement of 1,489 treasury shares	(2)	(20,295)	—	—	—	(20,297)
Income tax benefits from stock option exercises	—	2,712	—	—	—	2,712
Amortization of deferred compensation	—	—	515	—	—	515
Net loss	—	—	—	(101,723)	—	(101,723)
Unrealized loss on securities available for sale, net of tax of $3,174	—	—	—	—	(11,253)	(11,253)
Losses on available for sale securities reclassified from other comprehensive income, net of taxes of $6,210 due to an other than temporary decline in value	—	—	—	—	15,818	15,818

Comprehensive loss	—	—	—	—	—	(97,158)

Balance at June 30, 2002	90	508,432	(696)	(25,722)	—	482,104
Common stock options exercised for cash, 1,093 shares	2	9,591	—	—	—	9,593
Issuance of common stock for cash, 306 shares	—	3,107	—	—	—	3,107
Income tax benefits from stock option exercises	—	5,188	—	—	—	5,188
Amortization of deferred compensation	—	—	478	—	—	478
Net income and comprehensive income	—	—	—	34,901	—	34,901

Balance at June 29, 2003	92	526,318	(218)	9,179	—	535,371
Common stock options exercised for cash, 701 shares	1	7,684	—	—	—	7,685
Issuance of common stock for cash, 245 shares	—	3,691	—	—	—	3,691
Purchase and retirement of 1,828 treasury shares	(2)	(34,735)	—	—	—	(34,737)
Income tax benefits from stock option exercises	—	3,142	—	—	—	3,142
Stock based compensation	—	175	(175)	—	—	—
Amortization of deferred compensation	—	—	393	—	—	393
Net income	—	—	—	57,960	—	57,960
Unrealized gain on marketable securities, net of tax of $3,674	—	—	—	—	5,627	5,627

Comprehensive income	—	—	—	—	—	63,587

Balance at June 27, 2004	$91	$506,275	$—	$67,139	$5,627	$579,132

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2004

1.    Nature of Business

Cree, Inc., the “Company,” or “Cree,” a North Carolina corporation, develops, manufactures, and markets silicon carbide (SiC) and group III nitrides (GaN) including gallium nitride based semiconductor materials and devices, as well as radio frequency (RF) and microwave devices made from silicon. Revenues are primarily derived from the sale of blue, green and near ultra-violet, (UV) light emitting diodes (LEDs) and SiC and GaN based materials. The Company markets its blue, green and near UV LED products principally to customers who incorporate them into packaged lamps for resale to original equipment manufacturers. The Company also sells SiC and GaN material products primarily to corporate, government, and university research laboratories. In addition, the Company is engaged in a variety of research programs related to the advancement of SiC and GaN process technology and the development of electronic and optoelectronic devices that take advantage of these materials’ unique physical and electronic properties.

2.    Summary of Significant Accounting Policies and Other Matters

Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc., and its wholly-owned subsidiaries, Cree Microwave, Inc. (Cree Microwave), Cree Lighting Company (Cree Lighting), Cree Research FSC, Inc. (FSC), Cree Funding, LLC (Cree Funding), Cree Employee Services Corporation, Cree Technologies, Inc., CI Holdings, Limited, Cree Asia-Pacific, Inc and Cree Japan, Inc. FSC was dissolved effective July 10, 2002, Cree Lighting was merged into the Company effective June 29, 2003 and Cree Funding was merged into the Company effective June 27, 2004. All material intercompany accounts and transactions have been eliminated in consolidation.

Business Combination

The Company acquired the GaN substrate and epitaxy business of Advanced Technology Materials, Inc. (ATMI) effective March 31, 2004. The Company signed a definitive agreement to purchase the intellectual property, fixed assets and inventory of this business for $10.3 million in cash. The Company accounted for this transaction under the purchase method and there was no resulting goodwill. The operating results of the assets acquired from ATMI are included in the accompanying consolidated statement of operations from the date of acquisition.

Business Segments

The Company operates in two business segments, Cree and Cree Microwave. The Cree segment incorporates its proprietary technology to produce wide bandgap compound semiconductors using SiC and GaN technology. Products from this segment are used in mobile appliances, automotive backlighting, indicator lamps, full color LED displays and other lighting applications as well as microwave and power applications. The Cree segment also sells SiC and GaN material products to corporate, government and university research laboratories and generates revenue from contracts with agencies of the U.S. Federal government.

The Cree Microwave segment designs, manufactures and markets a line of silicon-based laterally diffused metal oxide semiconductors (LDMOS) and bipolar radio frequency power semiconductors and modules, a critical component utilized in building power amplifiers for wireless infrastructure applications as well as products serving military and aeronautics markets.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

Summarized financial information concerning the reportable segments as of and for the years ended June 27, 2004, June 29, 2003 and June 30, 2002 is shown in the following table. There were no intercompany sales between the Cree segment and the Cree Microwave segment during fiscal 2004, 2003 or 2002. The “Other” column represents amounts excluded from specific segments such as interest income, write-downs for investments made in marketable equity securities or long-term investments held to maturity and gains or losses on the sale of marketable securities. In addition, the “Other” column also includes corporate assets such as cash and cash equivalents, short-term investments held to maturity, marketable securities, interest receivable and long-term investments held to maturity which have not been allocated to a specific segment.

As of and for the Year Ended June 27, 2004 (in 000’s)	Cree	Cree Microwave	Other	Total
Highlights from the Statement of Operations:
Product revenue	$272,205	$7,718	$—	$279,923
Contract revenue	26,947	—	—	26,947

Total revenue	299,152	7,718	—	306,870
Cost of revenue	147,858	10,596	—	158,454

Gross profit (loss)	151,294	(2,878)	—	148,416
Research and development	32,878	4,008	—	36,886
Selling, general and administrative	28,718	2,936	—	31,654
Interest income	—	—	3,725	3,725
Income (loss) before income taxes	89,835	(9,967)	3,725	83,593
Income tax expense (benefit)	27,548	(3,058)	1,143	25,633
Depreciation and amortization	$51,947	$2,623	—	$54,570

Other financial information:
Inventories, net	$17,588	$1,840	$—	$19,428
Property and equipment, net	264,123	9,219	—	273,342
Additions to property and equipment	77,007	273	—	77,280
Total assets	$372,246	$13,621	$242,133	$628,000

As of and for the Year Ended June 29, 2003 (in 000’s)	Cree	Cree Microwave	Other	Total
Highlights from the Statement of Operations:
Product revenue	$200,165	$2,797	$—	$202,962
Contract revenue	26,860	—	—	26,860

Total revenue	227,025	2,797	—	229,822
Cost of revenue	118,677	11,975	—	130,652

Gross profit (loss)	108,348	(9,178)	—	99,170
Research and development	26,682	4,521	—	31,203
Selling, general and administrative	23,558	2,768	—	26,326
Interest income	—	—	4,117	4,117
Income (loss) before income taxes	57,000	(11,886)	2,050	47,164
Income tax expense (benefit)	14,820	(3,090)	533	12,263
Depreciation and amortization	$39,450	$2,255	$—	$41,705

Other financial information:
Inventory, net	$17,257	$417	$—	$17,674
Property and equipment, net	239,525	11,821	—	251,346
Additions to property and equipment	76,385	1,258	—	77,643
Total assets	$334,049	$13,576	$216,069	$563,694

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

As of and for the Year Ended June 30, 2002 (in 000’s)	Cree	Cree Microwave	Other	Total
Highlights from the Statement of Operations:
Product revenue	$111,435	$24,795	$—	$136,230
Contract revenue	19,204	—	—	19,204

Total revenue	130,639	24,795	—	155,434
Cost of revenue	71,994	20,082	—	92,076

Gross profit	58,645	4,713	—	63,358
Research and development	22,699	5,327	—	28,026
Selling, general and administrative	21,920	3,698	—	25,618
Amortization of purchased intangibles	—	6,765	—	6,765
Write-off of intangible assets	—	76,489	—	76,489
Write-off of fixed assets	18,917	102	—	19,019
Loss on marketable securities and long term asset investments	—	—	(41,848)	(41,848)
Interest income	—	—	5,708	5,708
Loss before income taxes	(4,891)	(89,384)	(36,139)	(130,414)
Income tax benefit	(1,076)	(19,664)	(7,951)	(28,691)
Depreciation and amortization	$30,168	$2,232	$—	$32,400

Other financial information:
Inventory, net	$14,835	$3,131	$—	$17,966
Property and equipment, net	198,855	12,830	—	211,685
Additions to property and equipment	34,617	7,018	—	41,635
Total assets	$289,921	$19,187	$195,087	$504,195

Reclassifications

Certain fiscal 2003 and 2002 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2004 presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders’ equity.

Fiscal Year

The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2004 fiscal year extended from June 30, 2003 through June 27, 2004 and was a 52-week fiscal year. The Company’s 2003 fiscal year extended from July 1, 2002 through June 29, 2003 and was a 52-week fiscal year. The Company’s 2005 fiscal year will extend from June 28, 2004 to June 26, 2005 and will be a 52-week fiscal year.

Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at June 27, 2004 and June 29, 2003, and the reported amounts of revenues and expenses during the years ended June 27, 2004, June 29, 2003 and June 30, 2002. Actual amounts could differ from those estimates.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment. The majority of the Company’s products have shipping terms that are free on board (FOB) or free carrier alongside (FCA) shipping point, which means that the Company fulfills the obligation to deliver when the goods are handed over and into the charge of the carrier at our shipping dock. This means that the buyer bears all costs and risks of loss of or damage to the goods from that point. The difference between FOB and FCA is that under FCA terms, the customer designates a shipping carrier of choice to be used. In certain cases, the Company ships its products cost insurance and freight (CIF). Under this arrangement, revenue is recognized under FOB shipping point terms, however, the Company is responsible for the cost of insurance to transport the product as well as the cost to ship the product. For all of our sales other than those with CIF terms, the Company invoices its customers only for shipping costs necessary to physically move the product from its place of business to the customer’s location. The costs primarily consist of overnight shipping charges. The Company incurs the direct shipping costs on behalf of the customer and invoices the customer to obtain direct reimbursement for such costs. The Company accounts for its shipping costs by recording the amount of freight that is invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In fiscal 2004, the Company recognized $117,000 as revenue for shipping and handling costs. In fiscal years 2003 and 2002, the Company accounted for such costs as a cost of revenue with the reimbursement of these costs reflected as a direct offset and reduction of cost of revenue. Such shipping costs were not material in those fiscal years. If inventory is maintained at a consigned location, revenue is recognized when the Company’s customer pulls product for use and the title of the goods is transferred to the customer. The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims for up to 36 months for Cree Microwave products. The Company accrues estimated warranty expense as a cost of revenue. The Company also records a reserve for estimated sales returns as a reduction of revenue at the time of revenue recognition. Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates. The allowance for sales returns at June 27, 2004 and June 30, 2003 was $798,000 and $644,000, respectively. For two customers, Sumitomo and OSRAM, the Company defers revenue equal to levels specified in contractual arrangements. This deferred revenue amounted to $8.4 million and $5.5 million as of June 27, 2004 and June 29, 2003, respectively, which predominantly related to amounts deferred under the Sumitomo contract.

Revenue from government contracts and certain private entities is recorded on the proportional performance method as contract expenses are incurred. Contract revenue represents reimbursement by various U.S. Government entities to aid in the development of new technology. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs relating to the activities to be performed by the Company under the contract are divided between the U.S. Government and the Company based on the terms of the contract. The government’s cost share is then paid to the Company. Activities performed under these arrangements include

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

research regarding SiC and Group III nitride materials and devices. The contracts typically require the submission of a written report that documents the results of such research, as well as some material deliverables.

The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where the Company anticipates that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts under which the Company anticipates that direct costs of the activities subject to the contract will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding is reported as an offset of those expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts and highly liquid investments with an original maturity of three months or less when purchased.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, available for sale securities, accounts and interest receivable, accounts payable and other liabilities approximate fair values at June 27, 2004 and June 29, 2003.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method for finished goods and work in process accounts. The Company uses the average cost method to value raw materials for the Cree segment. The Cree Microwave segment uses a standard cost method to value its inventory. It is the Company’s policy to record a reserve against inventory once it has been determined that conditions exist which may not allow the Company to sell the inventory for its intended purpose, the inventory’s value is determined to be less than cost or it is determined to be obsolete. The charge for the inventory reserves is recorded in cost of revenue on the consolidated statements of operations. The Company evaluates inventory levels at least quarterly against sales forecasts on a part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted monthly to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the assets’ estimated useful lives, which range from three to forty years. Leasehold improvements are amortized over the lesser of the asset life or the life of the related lease. Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in operations. During the years ended June 27, 2004, June 29, 2003 and June 30, 2002, the Company recorded $1.0 million, $1.6 million, and $19.0 million, respectively, as losses on disposals or impairments of property and equipment. These charges are reflected in loss on disposal of property and equipment in the accompanying consolidated statements of operations.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets have been impaired. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) estimations of the fair market value of the assets, and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations and estimated salvage values. The Company recorded an impairment charge for long-lived assets of $790,000 for the three months ended June 27, 2004 for obsolete production equipment that was taken out of service and destroyed. During the second and third quarters of fiscal 2004, the Cree Microwave segment identified certain equipment that was written off because the Company determined the equipment would not be used and it was unable to sell the equipment to a third party. The total amount of this write-off was $173,000. The Company also recorded a $1.4 million impairment charge for the three months ended December 29, 2002, due to the election by management to discontinue a novel epitaxy reactor project. During fiscal 2002, the Company determined certain property and equipment was impaired under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, which was the relevant accounting pronouncement at the time, and as a result, it recorded impairment charges of $19.0 million.

The Company also reviews its capitalized patent portfolio and records impairment charges when circumstances warrant, such as when patents have been abandoned or are no longer being pursued. During the years ended June 27, 2004, June 29, 2003 and June 30, 2002, the Company had no impairments of its patents.

Patent and License Rights

Patent rights reflect costs incurred to enhance and maintain the Company’s intellectual property position. License rights reflect costs incurred to use the intellectual property of others. Both are amortized on a straight-line basis over the lesser of 20 years from the date of patent application or over the license period. The related amortization expense was $994,000, $394,000 and $293,000 for the years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively. Total accumulated amortization for patents and license rights was approximately $2.7 million and $1.7 million at June 27, 2004 and June 29, 2003, respectively.

Goodwill and Intangible Assets

During the third quarter of fiscal 2002, the Company completed an impairment analysis of the intangible assets and goodwill related to the acquisition of Cree Microwave. This analysis was performed due to significant changes in business conditions at the operating segment. First, Cree Microwave amended its supply agreement with Spectrian effective March 31, 2002, which resulted in a significant reduction in quarterly revenue expectations. In addition, Cree Microwave’s outlook for acquiring additional customers in the near term weakened due to delays in the development of LDMOS8 technology, the overall deteriorating economic conditions and long product qualification cycles. Also, the principal products that Spectrian indicated it would consider purchasing from Cree Microwave in the future were not fully qualified and, subsequently not released to production at the time. As a result of this impairment analysis, the Company estimated that the future cash flows of the Cree Microwave business would not be sufficient to provide for recovery of the carrying value of its intangible assets and goodwill. Therefore, the remaining balance of intangible assets and goodwill of $76.5 million was deemed fully impaired and was written off in March 2002. This write-off was recorded as impairment of goodwill in the accompanying consolidated statements of operations.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

In November 2002, the Company entered into an agreement terminating its supply contract with Spectrian, and, due to the changed circumstances, management performed an impairment analysis of the tangible assets at Cree Microwave as of June 27, 2004 and June 29, 2003 in accordance with SFAS 144. Based on estimations of the fair market value of the assets, and estimations of future cash flows, the Company determined that the estimated undiscounted cash flow exceeded the amount of the book value of the long-term tangible assets. As a result, no additional Cree Microwave assets were deemed impaired or written down at that time.

Prior to the impairment charge described in the preceding paragraph, intangible assets included goodwill, current technology and workforce-in-place associated with the acquisition of Cree Microwave accounted for under the purchase method in December 2000. Goodwill was capitalized at $81.5 million and represented the excess of cost over the fair value of assets acquired and was amortized using the straight-line method over ten years. Other intangible assets included current technology and workforce-in-place which were assigned values of $5.5 million and $800,000, respectively. These intangibles were being amortized using the straight-line method over eight and five years, respectively. During the first three-quarters of fiscal 2002, prior to the impairment charge, the expense for intangible asset amortization was $6.8 million.

Research and Development

The U.S. Government and certain private entities have provided funding through research contracts for several of the Company’s current research and development efforts. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs are divided between the U.S. Government and the Company based on the terms of the contract. The government’s cost share is then paid to the Company. Activities performed under these arrangements include research regarding SiC and GaN materials and devices. The contracts typically require the submission of a written report that documents the results of such research, as well as some material deliverables.

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

	Year Ended (in 000’s)
	June 27, 2004	June 29, 2003	June 30, 2002
Net research and development costs	$—	$—	$17
Government funding	—	—	276

Total direct costs incurred	$—	$—	$293

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

Non-government contract related research and development is expensed as incurred. Customers contributed zero in fiscal 2004, $500,000 in fiscal 2003 and $9.0 million in fiscal 2002 toward product research and development activities. These amounts were recorded as an offset to research and development expense. As of June 27, 2004, there were no customer commitments to fund future research and development activities for the Company.

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

The Company sells its products on account to manufacturers and researchers worldwide and generally requires no collateral. When title has transferred and the earnings process is complete, the Company records revenue and related accounts receivable. In addition, at the time of sale, the Company records an allowance for sales returns, which is recorded as an offset to accounts receivable and reduction in revenue. Such returns, in the aggregate, have generally been within management’s expectations. The Company presently derives its contract revenue from contracts with the U.S. Government.

The Company has the following percentage of its accounts receivable due from the following customers as of each year-end:

	As of
	June 27, 2004	June 29, 2003
Sumitomo Corporation	22%	29%
OSRAM Semiconductors GmbH	12%	20%
Agilent Corporation	9%	6%
U.S. Government	12%	5%

The Company has derived its product and contract revenue from sales in the United States, Malaysia, Japan, Other Asian countries, and Europe based on ship-to locations for its products as follows:

	Year ended
	June 27, 2004	June 29, 2003	June 30, 2002
United States	17%	20%	35%
Malaysia	23%	28%	23%
Japan	33%	24%	14%
Other Asian Countries	21%	21%	20%
Europe	6%	7%	8%

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

The Company has derived its product and contract revenue from sales to 10% customers as follows:

	Year ended
	June 27, 2004	June 29, 2003	June 30, 2002
Sumitomo Corporation	33%	24%	14%
OSRAM Semiconductors GmbH	13%	21%	19%
Agilent Corporation	13%	10%	9%
Remec, Inc. (purchased Spectrian Corporation)	1%	1%	16%
U.S. Government	9%	12%	12%

In May 2004, the Company amended and restated its supply agreement with Sumitomo extending the term of the agreement to 2007. The amount of Sumitomo’s purchase commitment for fiscal 2005 is $160 million, subject to adjustments and cancellation provisions and end customer demand. Sumitomo orders cover demand for the Company’s products in Japan and represent sales to approximately 20 LED packagers including Stanley Electronics, Citizen Electronics, Sharp Corporation and Rohm, Inc. The Company also has a purchase agreement with OSRAM that expires in June 2005. Agilent sales are placed with the Company through purchase orders that are received quarterly. The loss of OSRAM, Agilent or any of Sumitomo’s large customers could have a material adverse effect on the Company.

The Company depends on single or limited source suppliers for a number of raw materials, equipment and components used in manufacturing its products. Any interruption in the supply of these key materials or components could have a significant adverse effect on the Company’s operations.

Investments

Investments are accounted for using the specific identification method and in accordance with Statement of Financial Accounting Standards 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). This statement requires certain securities to be classified into three categories:

(a)	Securities Held-to-Maturity Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

(b)	Trading Securities Debt and equity securities that are bought and held principally for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

(c)	Securities Available-for-Sale Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

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

June 27, 2004

Accounting for Stock Based Compensation

In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), no compensation expense is recorded for stock options or other stock-based awards that are granted to employees with an exercise price equal to or above the common stock price on the grant date.

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123, “Accounting for Stock Based Compensation” (“SFAS 123”). SFAS 123 establishes fair value as the measurement basis for equity instruments issued in exchange for goods or services and stock-based compensation plans. Fair value may be measured using quoted market prices, option-pricing models or other reasonable estimation methods. SFAS 123 permits the Company to choose between adoption of the fair value based method or disclosing pro forma net income (loss) information. The Statement is effective for transactions entered into after December 31, 1995. The Company continues to account for stock-based compensation in accordance with APB 25, as amended, and provides the pro forma disclosures required by SFAS 123 as amended by Statements of Financial Accounting Standards 148 “Accounting for Stock-Based Compensation Incentive and Disclosure” (“SFAS 148”).

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

	Stock Option Plans			Employee Stock Purchase Plan
	June 27, 2004	June 29, 2003	June 30, 2002	June 27, 2004	June 29, 2003	June 30, 2002
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.4%	2.8%	4.6%	1.3%	1.2%	2.2%
Expected volatility	70.0%	90.0%	90.0%	70.0%	90.0%	90.0%
Expected life (in years)	5.5	5.0	4.8	0.8	0.8	0.8
Weighted-average fair value per share	$12.51	$9.64	$14.52	$7.36	$8.96	$6.50

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

	Year ended
	June 27, 2004	June 29, 2003	June 30, 2002
Net income (loss), as reported	$57,960	$34,901	$(101,723)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	152	317	341
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(32,174)	(44,865)	(62,269)

Pro forma net income (loss)	$25,938	$(9,647)	$(163,651)

Basic earnings (loss) per share as reported	$0.78	$0.48	$(1.40)
Pro forma basic net income (loss) per share	$0.35	$(0.13)	$(2.25)
Diluted earnings (loss) per share as reported	$0.77	$0.46	$(1.40)
Pro forma diluted net income (loss) per share	$0.34	$(0.13)	$(2.25)

Income Taxes

Income taxes have been accounted for using the liability method in accordance with Statement of Financial Accounting Standards 109 “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

3.    Earnings (Loss) Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

	Year Ended (in 000’s, except per share data)
	June 27, 2004	June 29, 2003	June 30, 2002
Basic:
Net income (loss)	$57,960	$34,901	$(101,723)
Weighted average common shares	74,008	73,196	72,718

Basic earnings (loss) per share	$0.78	$0.48	$(1.40)

Diluted:
Net income (loss)	$57,960	$34,901	$(101,723)
Weighted average common shares-basic	74,008	73,196	72,718
Dilutive effect of stock options and warrants	1,737	2,107	—

Weighted average common shares-diluted	75,745	75,303	72,718

Diluted earnings (loss) per share	$0.77	$0.46	$(1.40)

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with Statement of Financial Accounting Standards 128, “Earnings Per Share”, (“SFAS 128”) these shares were not included in calculating diluted earnings per share. As of June 27, 2004, June 29, 2003 and June 30, 2002, there were 7.7 million, 9.2 million and 10.4 million shares, respectively, that are not included in calculating diluted earnings per share because their effect was antidilutive.

4.    Accounts Receivable, Net

The following is a summary of the components of accounts receivable, net:

	As of (in 000’s)
	June 27, 2004	June 29, 2003
Billed trade receivables	$44,972	$42,702
Unbilled contract receivables	3,592	1,843

	48,564	44,545
Allowance for sales returns	(798)	(644)

Total accounts receivable, net	$47,766	$43,901

The following table summarizes the changes in the Company’s allowance for sales returns for the years ended June 27, 2004, June 29, 2003 and June 30, 2002:

	Year Ended (in 000’s)
	June 27, 2004	June 29, 2003	June 30, 2002
Balance at beginning of year	$644	$455	$350
Charges to cost and expenses	154	189	105

Balance at end of year	$798	$644	$455

5.    Inventories, Net

The following is a summary of inventories:

	As of (in 000’s)
	June 27, 2004	June 29, 2003
Raw materials	$4,227	$4,410
Work-in-progress	8,083	5,397
Finished goods	7,813	9,944

	20,123	19,751
Inventory reserve	(695)	(2,077)

Total inventories, net	$19,428	$17,674

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

The following table summarizes the changes in the Company’s inventory reserve for the years ended June 27, 2004, June 29, 2003 and June 30, 2002:

	Year Ended (in 000’s)
	June 27, 2004	June 29, 2003	June 30, 2002
Balance at beginning of year	$2,077	$2,295	$793
Charges to cost and expenses	510	2,659	6,234
Disposals (write-offs to reserve)	(1,892)	(2,877)	(4,732)

Balance at end of year	$695	$2,077	$2,295

The majority of the inventory reserve at Cree Microwave as of June 29, 2003 was recorded during the second quarter of fiscal 2003 resulting from the termination of the supply agreement with Spectrian Corporation (Spectrian). In exchange for a one-time payment of $5.0 million recorded as “other operating income” on the consolidated statements of operations, the Company relieved Spectrian of further obligations to purchase product under the supply agreement that was originally signed in December 2000. For the three months ended December 29, 2002, Cree Microwave recorded an additional reserve of $1.3 million for inventory targeted for sale to Spectrian, which included some customized parts. The Company destroyed the majority of the inventory reserved during fiscal 2003 and 2004, and as a result, the related items were taken out of inventory and the related reserve. There was no financial impact to the consolidated statements of operations when these items were destroyed. The Company still maintains some inventory included in the reserve that are no longer available from third party suppliers or are available only with lengthy lead timeframes. The Company also has “last time buy” contracts with Remec, Inc. (which purchased Spectrian) for devices that use this inventory. However, the Company plans to dispose of this remaining inventory when the “last time buy” rights expire. Therefore, with the exception of certain inventory covered under “last time buy” obligations, all items previously reserved have now been scrapped and removed from inventory along with the related reserve account. These reserves were recorded as a cost of revenue when they were established. In addition, $417,000 of LDMOS8 product was also written off as a research and development expenditure during the first quarter of fiscal 2003 as it related to prototype devices that were initially accepted by Spectrian and later rejected. These parts were never sold.

Cree segment results for fiscal 2003 include a $784,000 additional reserve for LED and wafer inventories; as management assessed the inventory to be slow moving or obsolete. The Company also recorded a $185,000 lower of cost or market adjustment to certain LED products based on management’s estimate of an average sales price for the products. These adjustments were recorded to cost of revenue. During fiscal 2003, the Company also wrote off $1.0 million of the initial XBright® chips that were developed during fiscal 2002. An improved chip had replaced these devices and this write-down was recorded as a research and development expense as the initial devices were prematurely launched and not commercially viable. In addition, customers had returned the entire product line that was initially shipped after determining that the chips did not meet their specifications.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

6.    Property and Equipment, Net

The following is a summary of property and equipment:

	As of (in 000’s)
	June 27, 2004	June 29, 2003
Furniture and fixtures	$6,736	$5,552
Land and buildings	116,523	99,917
Machinery and equipment	267,727	210,872
Computer hardware and software	9,023	7,160
Leasehold improvements & other	5,691	5,903

	405,700	329,404
Accumulated depreciation	(162,887)	(111,483)

	242,813	217,921
Construction in progress	30,529	33,425

Property and equipment, net	$273,342	$251,346

Depreciation and amortization of property and equipment totaled $54.6 million, $41.7 million and $32.4 million for the years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively.

7.    Investments

As of June 27, 2004, the Company held a long-term equity investment in the common stock of Color Kinetics, Incorporated (Color Kinetics). In fiscal 2001 and 2002, the Company purchased an aggregate of 2,202,442 shares of Color Kinetics stock in private investment rounds for an aggregate of $12.7 million. On June 22, 2004, the shares of Color Kinetics’ stock were approved for quotation on the Nasdaq National Market. The Company accounts for its shares in Color Kinetics as available-for-sale securities under SFAS 115 because management views the purchase of the shares as a long-term investment and the Company has the intent and the ability to hold these shares. Accordingly, unrealized gains or losses on Color Kinetics’ shares are excluded from earnings and are recorded in other comprehensive income, net of tax. For the year ended June 27, 2004, the Company had recorded a cumulative unrealized holding gain on its investment in Color Kinetics of $9.3 million (or $5.6 million, net of tax). This unrealized gain was based on the fair market value of the Company’s investment as of June 27, 2004 of $22.0 million, using the closing stock price as of June 25, 2004. The Company is restricted from selling its shares in Color Kinetics for a period of 180 days from June 22, 2004, the date of Color Kinetics’ initial public offering and considers its investment in Color Kinetics as a long-term investment. The Company has recorded sales to Color Kinetics of $761,000, $1,681,000 and $164,000 for the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively. The Company does not have any sales contract with Color Kinetics and believes that its sales to Color Kinetics were made on no more favorable terms than to any third party. Color Kinetics also buys LED products from competitors of the Company. As of June 29, 2003, the Company’s investment in Color Kinetics was carried at cost and included in other assets.

During the second quarter of fiscal 2003, the Company sold its remaining positions in Microvision, Inc. (“Microvision”) and Emcore Corporation (“Emcore”), two publicly traded companies. The Company recorded a charge through non-operating expense on the consolidated statements of operations in June 2002, for an other-than-temporary decline in value, which reduced the value of the Microvision investment to

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

$1.9 million, which was the market value as of June 28, 2002. These shares were sold during the three months ended December 29, 2002 for $1.9 million, with a net loss on the sale recognized for $36,000 during the second quarter of fiscal 2003.

During the second quarter of fiscal 2003, the Company also sold 691,000 common shares of Emcore. These shares were purchased between June 2001 and October 2001. The Company recorded a charge through non-operating expense on the consolidated statements of operations in June 2002, for an other-than-temporary decline in value, which reduced the value of this investment to $4.1 million, which was the market value as of June 28, 2002. These shares were sold during the three months ended December 29, 2002 for $2.1 million, with a net loss on the sale recognized for $2.0 million during the second quarter of fiscal 2003.

Management viewed both of these investments as strategic in nature, and therefore, the shares were accounted for as available-for-sale securities under SFAS 115. The Company carried these investments at fair value, based on quoted market prices, while unrealized gains and losses, net of taxes, were included in accumulated other comprehensive income (loss), which is a separate component of shareholders’ equity. Realized gains and losses were recognized upon sale. Declines in value, which were deemed to be other-than-temporary, were recognized as losses on the consolidated statements of operations. The Company reviews equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. The Company’s policy requires, among other things, the Company to review each company’s cash position, stock price performance, liquidity, ability to raise capital and management and ownership and other relevant considerations. If the Company determines that an other-than-temporary decline existed in the value of marketable equity securities, it is the Company’s policy to write-down these equity investments to the respective market value. Any related write-down is recorded as an investment loss in the Company’s consolidated statements of operations. In the fourth quarter of fiscal 2002, the Company determined that an other-than-temporary decline in market value had occurred in Microvision and Emcore marketable equity investments. Accordingly, the Company wrote down these equity investments to their market values at June 30, 2002 and recorded the unrealized losses, most of which had previously been recorded as a comprehensive loss in shareholders’ equity, as a non-operating loss on the Company’s consolidated statements of operations for the year then ended. The total amount of the charge to non-operating expenses in the consolidated statements of operations for the year ended June 30, 2002 relating to these investments was $22.0 million on a pre-tax basis. A corresponding amount that would have been recorded through other comprehensive income (loss) was $17.2 million on an after-tax basis. The amount reported through other comprehensive income (loss) on an after-tax basis was $15.8 million as the losses from the June 2002 period were directly charged to non-operating loss on the statement of operations. The Company recorded a combined realized net loss of $2.1 million to non-operating expense in the consolidated statement of operations for the fiscal year ended June 29, 2003 for the sale of these securities. The Company also recorded a $558,000 realized gain on the sale of other marketable trading securities in the second quarter of fiscal 2002.

When the Company performed its review to determine whether an other-than-temporary decline had occurred in the fair value of the Company’s investments in Emcore and Microvision, the Company considered that both investments had been made with a long-term investment horizon. The Emcore stock was determined to have experienced an other-than-temporary decline after Emcore indicated declining revenue as well as charges for write-downs taken in the quarter for inventory and other restructuring charges. Although Emcore’s stock price was less than the Company’s average cost for a period of time at the end of March 2002, the Company determined that the decline was not other-than-temporary at that time in light of the high volatility of Emcore’s stock trading price, the significant potential advancements represented by its core technologies, its growth potential, the overall decline in the NASDAQ market, and the fact that none of the analysts following Emcore downgraded the stock during the quarter ended in March 2002.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

The Company determined that the decline in its investment in Microvision was other-than-temporary at June 30, 2002 because the stock began trading negatively when compared to the NASDAQ market at that time. Moreover, a number of analysts forecasted in June 2002 that the technology sector would not rebound until after the third quarter of 2002. Prior to that time, the Microvision stock had traded below the Company’s average cost for a prolonged time but the Company determined that the decline in Microvision’s stock prior to June 30, 2002 was not other-than-temporary for a number of reasons. First, the Company concluded that there were no Microvision specific factors that indicated that Microvision was not executing on its plan as expected. Microvision was incurring losses, but they were expected and the Company concluded that Microvision’s product development efforts were on track. The downward trend in Microvision’s stock price was reflective of the technology sector in general and, to the Company’s knowledge, did not result from reduced expectations of Microvision’s performance. Furthermore, each quarter prior to June 30, 2002, Microvision made public statements positively and aggressively promoting its current results and future prospects. The Company also considered that the Microvision stock price was highly volatile. Thus, the Company concluded that with high volatility and continued positive performance, a rapid rise in the stock price was possible.

The Company weighed these factors against the Microvision stock price decline and the decline in the overall market. The Company noted that the Microvision stock had experienced 100% volatility and that the analysts’ recommendations at the time included upgrades, not merely maintaining a buy rating. As far as the overall market, the events of September 11, 2001 required the Company to determine whether an other-than-temporary decline in the overall market had occurred. In September 2001, it was clear that the market and Microvision’s stock price had reacted to the events of that day. What was not clear, however, was whether the decline caused by September 11 was other-than-temporary. In fact, in the fourth quarter of calendar 2001, both the overall market and Microvision’s stock rose significantly. At year-end, Microvision’s stock price was at its quarterly high, with the prospects that the overall market and the Microvision stock price could continue to improve in the first quarter of calendar 2002. Accordingly, it was not until a number of analysts concluded in June 2002 that the technology sector would not rebound until after the third quarter of 2002 and the Microvision stock price fell below the NASDAQ trendline that the Company concluded that an other-than-temporary decline had occurred in the overall stock market and in the Company’s Microvision investment.

Microvision entered into a contract with the Company to fund a research and development project for custom light emitting diodes, or LEDs, and laser diodes. The amount of funding received by the Company in connection with the contracts was $4.4 million for the fiscal year ended June 30, 2002. The amount of the research and development funding received from Microvision was recorded as an offset to research and development expense. The Company received no funding from Microvision during the fiscal years ending June 27, 2004 and June 29, 2003 as the contract expired during fiscal 2002. The Company does not anticipate additional funding for research and development from this company in the future.

As of June 27, 2004, the Company’s short-term investments held to maturity included $76.7 million in high-grade corporate bonds and other debt securities that mature within one year. As of June 29, 2003, the Company’s short-term investments held to maturity totaled $75.2 million consisting of high-grade corporate bonds and other debt securities that mature within one year. The Company purchased these investments with a portion of the proceeds from its public stock offering in January 2000 and cash flow from operations. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as securities held-to-maturity under SFAS 115. The securities are reported on the consolidated balance sheets at amortized cost, as a short-term investment with unpaid interest included in interest receivable. The Company believes that there is no difference between the amortized cost of these securities and their fair value at the

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

time the security is purchased because premiums or discounts are assigned to the securities if a different interest rate is paid than the current prevailing market rate. This premium or discount is amortized or accreted over the remaining life of the security and charged as an increase or decrease to interest income. If interest rates continue to decline, the fair value of the security may be higher than the book value as the interest rate less the premium may be higher than current interest rates. As of June 27, 2004, the Company calculated market value to be less than book value by approximately $0.8 million on combined short-term and long-term asset balances of $149.4 million. The Company does not consider this reduction in value to be other-than-temporary as the market value of these type of securities fluctuates and the Company plans to hold these investments until maturity. At that time, the securities will be redeemed for the full book value. As of June 29, 2003, the Company calculated market value to be in excess of book value by approximately $1.1 million, on combined short-term and long-term asset balances of $134.0 million.

As of June 27, 2004, the Company’s long-term investments held to maturity consisted of $72.7 million in high-grade corporate bond holdings and other debt securities that mature after June 26, 2005. As of June 29, 2003, the Company’s long-term investments held to maturity consisted of $58.8 million in high-grade corporate bond holdings and other debt securities that mature after June 28, 2004. The Company purchased the corporate bonds with a portion of the proceeds from the public stock offering in January 2000 and cash from operations. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as securities held-to-maturity under SFAS 115. The securities are reported on the consolidated balance sheets at amortized cost, as a long-term held to maturity investment with unpaid interest included in interest receivable if interest is due in less than 12 months, and as a long-term other asset if interest is due in more than 12 months. These investments mature over periods ranging from 13 to 36 months.

As of June 27, 2004, the Company maintained $2.9 million of net investments in privately held companies, which are included in other assets on the consolidated balance sheets. Since the Company does not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting. Because the shares of stock the Company received in these investments are not publicly traded, there is no established market for these securities. The Company reviews the fair value of these investments on a regular basis to evaluate the carrying value of such investments. This review includes, but is not limited to, an analysis of each of the companies’ cash position, financing needs, earnings and revenue outlook, operational performance, management or ownership changes and competition. The evaluation process is based on information requested from the privately held companies by the Company. These companies are not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If the Company determines that the carrying value of an investment is at an amount in excess of fair value, it is the Company’s policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on the Company’s consolidated statement of operations. During fiscal 2002, the Company recorded write-downs of these investments of $20.4 million pre-tax, representing the Company’s best estimate of other-than-temporary declines in value. These impairment charges were included as an “other non-operating loss” on the consolidated statements of operations. During the fiscal year ended June 29, 2003, there were no additional write-downs taken on these investments and one of the private companies was sold to another company during the second quarter of fiscal 2003 with proceeds of $636,000 received from the sale. The Company’s investment in this company was written down to reflect the fair value based on the expected sales proceeds in the fourth quarter of fiscal 2002. During the fiscal years ended June 27, 2004 or June 29,2003, there were no additional write-downs taken on these investments.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

Two of these private companies, of which the Company was a shareholder, entered into contracts to fund development programs conducted by the Company. During the first quarter of fiscal 2003, one of these companies, Lighthouse Technologies, Limited (“Lighthouse”), completed funding of a development program that commenced in a prior year and was directed to the development of brighter LEDs. Another of these companies, Xemod, Inc. (“Xemod”) also commenced a research and development-funding project in a prior year directed to the development of SiC RF transistors. The total amount of funding received by the Company from these companies was zero, $500,000 and $3.5 million for the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively. The amount of the research and development funding received from the companies was recorded as an offset to research and development expense. The Company does not anticipate additional funding from these companies in the future as both programs have now ended.

8.    Accrued Expenses

The following table reflects the components of other accrued expenses:

	As of (in 000’s)
	June 27, 2004	June 29, 2003
Accrued legal fees	$598	$444
Accrued taxes	1,118	805
Accrued warranty costs	680	341
Accrued relocation liability for former ATMI business and employees	285	—
Other accrued liabilities	637	497

Total accrued expenses	$3,318	$2,087

Accrued expenses include amounts accrued for product warranty expenses at both the Cree, Inc. and Cree Microwave segments. Cree Microwave accrues 0.5% of product revenue as a warranty liability each month and maintains the reserve for 36 months after the date of sale pursuant to our warranty terms with our customers. The Cree segment records warranty expense up to 21 months based on an experience factor for product returns and pursuant to warranty terms with its customers. During fiscal year 2004, approximately $547,000 was accrued for additional warranty expense, while $208,000 was reversed out of the liability due to the use or expiration of the warranty period.

9.    Shareholders’ Equity

As of June 27, 2004, there remained approximately 6.9 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through May 4, 2005. During fiscal year ended June 27, 2004, the Company repurchased 1,828,000 shares at an average price of $19.01 per share with an aggregate value of approximately $34.7 million. Since the inception of the stock repurchase program in January 2001, Cree has repurchased 5.2 million shares of its common stock at an average price of $16.59 per share, with an aggregate value of $85.7 million.

The Company intends to use available cash to finance purchases under the program. At the discretion of the Company’s management, the repurchase program can be implemented through open market or privately negotiated transactions. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

On May 29, 2002, the Company’s Board of Directors adopted a shareholder rights plan, pursuant to which stock purchase rights were distributed to shareholders at a rate of one right with respect to each share of common stock held of record as of June 10, 2002. The rights plan is designed to enhance the board’s ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combinations involving the Company. The Company amended the Articles of Incorporation to designate 200,000 shares of preferred stock as “Series A Preferred Stock” in connection with the implementation of the shareholders’ rights plan. At June 30, 2002, rights to purchase 100,000 shares of Preferred Stock had been distributed to shareholders.

At June 27, 2004, the Company had reserved a total of 15,886,558 shares of its common stock and 100,000 shares of its Series A preferred stock for future issuance as follows:

Number of shares
For exercise of outstanding common stock options	13,517,870
For future common stock option awards	2,006,773
For future issuance to employees under the Employee Stock Purchase Plan	361,915

Total common shares reserved	15,886,558

Series A Preferred Stock reserved for exercise of rights issued under shareholders’ rights plan	100,000

10.    Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “ESPP”) on November 2, 1999. The ESPP provides employees of the Company, and its majority-owned subsidiaries, the opportunity to purchase common stock, through payroll deductions. The purchase price is set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the price on the purchase date. Contributions are limited to 15% of an employee’s compensation. The participation periods have a 12-month duration, with new participation periods beginning in November and May of each year. Each participation period has two purchase dates, one in October and the other in April. The Board of Directors has reserved 1,350,000 shares of common stock for issuance under the ESPP. As of June 27, 2004, 988,085 shares of common stock had been purchased under the ESPP.

11.    Stock Options and Stock Warrants

The Company has stock option plans to provide incentives to eligible employees, officers, and directors in the form of non-qualified stock options. The Board of Directors determines the option price (not to be less than fair market value) at the date of grant. Options, particularly those assumed as a result of acquisitions, have various vesting schedules and expiration dates. Most of the options vest and become exercisable over three to five years and have seven to ten year terms.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

Stock option activity during the periods ending as indicated is as follows (in 000’s, except per share data):

	June 27, 2004		June 29, 2003		June 30, 2002
	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price
Outstanding—beginning of year	12,804	$21.77	14,684	$25.86	13,522	$26.93
Granted	2,128	$20.00	1,521	$13.64	3,375	$20.48
Exercised	(701)	$10.96	(1,093)	$8.67	(1,054)	$4.01
Forfeited	(713)	$25.31	(2,308)	$48.65	(1,159)	$42.50

Outstanding—end of year	13,518	$21.86	12,804	$21.77	14,684	$25.86

Exercisable—end of year	8,705	$22.71	6,628	$21.35	5,947	$20.39

As permitted by SFAS 123, the Company has elected to follow APB 25 and related interpretations and amendments in accounting for its employee stock option plans. In connection with restricted stock grants and discounted stock options assumed by the Company in its acquisition of Nitres, Inc. (Nitres) on May 1, 2000, the Company recognized compensation expense of $218,000, $478,000 and $515,000 during the years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively. As of June 27, 2004, June 29, 2003 and June 30, 2002, the Company had deferred compensation balances of zero, $218,000 and $696,000, respectively. This amount represents the difference between the grant price and the deemed fair value of stock and stock options granted previously. As of June 27, 2004, the Company has fully expensed all deferred compensation associated with the acquisition of Nitres.

The Company recognized compensation expense of $175,000 and $50,000 during the fiscal years ended June 27, 2004 and June 29, 2003, respectively as the Company accelerated the vesting of stock options for a terminated employee in connection with the settlement of a lawsuit, and granted stock options to another employee within six months of canceling other stock options held by the employee. Both of these transactions were subject to variable accounting rules. The Company recognized compensation expense and has included zero and $11,000 in deferred compensation as of June 27, 2004 and June 29, 2003, respectively. The aforementioned options were exercised or forfeited during the year ending June 27, 2004.

Selected information regarding stock options as of June 27, 2004 is as follows (in 000’s, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Life in Years	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$ 0.01-$ 12.49	2,510	3.91	$4.78	2,234	$4.22
$ 12.50-$ 18.88	2,946	5.18	$15.35	1,492	$16.31
$ 18.89-$ 21.75	2,724	5.58	$20.06	928	$20.16
$ 21.76-$ 33.50	2,795	4.53	$25.09	1,750	$25.12
$ 34.63-$ 71.53	2,543	6.14	$44.66	2,301	$44.00

	13,518	5.07	$21.86	8,705	$22.71

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

On March 17, 2003, the Company made an offer to exchange options to purchase an aggregate of 3,482,128 shares of the Company’s common stock held by eligible employees (“the Offer”). Directors and executive officers were not eligible to participate in the Offer. The options subject to the Offer were granted under the Company’s Equity Compensation Plan and 2001 Stock Option Bonus Plan granted at exercise prices greater than $30.00 per share. On April 12, 2003, the Company accepted for cancellation options to purchase 1,663,600 shares of its common stock, tendered by 91 eligible employees, representing approximately 48% of the options that were eligible to be tendered in the Offer. Subject to the terms and conditions of the Offer, the Company granted new options to purchase approximately 559,998 shares of its common stock on October 13, 2003 in exchange for the options tendered and accepted. The new options were granted under the Company’s Equity Compensation Plan with an exercise price equal to the last sale price of the Company’s common stock reported by the Nasdaq National Market on the new option grant date or $19.88 per share. The new options remained not vested until April 13, 2004. After this date, the vesting schedule of each new option became the same as the corresponding canceled option in percentage terms.

12.    Lease Commitments

The Company currently leases four facilities. These facilities are comprised of both office and manufacturing space. The first facility has a remaining lease term for approximately seven and one half years. The second facility lease expires in approximately six years. The third and fourth leases are for sales offices that expire in June 2005 and July 2005, respectively. The Company is also subject to a transition services agreement with ATMI, pursuant to which ATMI licensed a portion of its facility to the Company for its use through April 2005. All of the remaining lease agreements provide for rental adjustments for increases in base rent (up to specific limits) property taxes and general property maintenance that would be recorded as rent expense if applicable. The Company had subleased a portion of one of its leased facilities to a third party; however, that sublease expired in July 2004.

Rent expense associated with these and other expired operating leases totaled $1.9 million, $1.8 million and $1.7 million for the years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively. Sublease income was $198,000, $173,000 and $224,000 for the years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively. Future minimum rentals as of June 27, 2004 under these leases are as follows:

Fiscal Years Ended	Minimum Rental Amount (in 000’s)
June 26, 2005	$2,103
June 25, 2006	1,671
June 24, 2007	1,669
June 30, 2008	1,669
June 28, 2009	1,669
Thereafter	3,150

Total	$11,931

During July 2003, Cree entered into an agreement to lease certain research and development equipment to a customer for the following twelve-month period. In May 2004, this agreement was amended and extended for an additional three months. Thereafter, the agreement will continue on a month-to-month basis until cancelled. As of June 27, 2004, the equipment cost is $1.7 million with accumulated depreciation of $976,000. During fiscal 2004, Cree received $484,000 in payments for the lease of this equipment. The future minimum rental income as of June 27, 2004 under this lease is $128,000 for fiscal 2005.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

13.    Income Taxes

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

The actual income tax expense for the years ended June 27, 2004, June 29, 2003 and June 30, 2002, differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax earnings as a result of the following:

	Year Ended (in 000’s)
	June 27, 2004	June 29, 2003	June 30, 2002
Federal income tax provision at statutory rate	$29,258	$16,507	$(45,644)
State tax provision	2,547	318	(3,009)
Increase (decrease) in income tax expense Resulting from:
Foreign sales corporation	(5,270)	(1,800)	—
Investments	—	—	20,562
Research and development	(593)	(2,285)	(600)
Amortization	(406)	(406)	—
Other	97	(71)	—

Income tax expense (benefit)	$25,633	$12,263	$(28,691)

The following are the components of the provision for income taxes for the years ended June 27, 2004, June 29, 2003 and June 30, 2002:

	Year Ended (in 000’s)
	June 27, 2004	June 29, 2003	June 30, 2002
Current:
Federal	$4,385	$1,874	$(2,200)
State	955	388	—

	5,340	2,262	(2,200)
Deferred:
Federal	18,596	9,291	(23,482)
State	1,697	710	(3,009)

	20,293	10,001	(26,491)

Income tax expense (benefit)	$25,633	$12,263	$(28,691)

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of (in 000’s)
	June 27, 2004	June 29, 2003
Current deferred tax asset:
Compensation	$660	$578
Inventory	1,585	1,068
Bad debt	315	275
Marketable equity securities and other	—	(58)

Net current deferred tax asset	2,560	1,863

Non current deferred tax asset (liability):
Alternative minimum tax	5,965	2,448
Federal capital loss carryforward	13,916	13,916
Impairments on investments	3,678	3,678
State net operating loss carryforwards	1,384	4,150
Research tax credits	3,849	5,046
Fixed assets	(33,389)	(16,421)
Goodwill	26,587	28,898
Unrealized gains on marketable securities	(3,674)	—
Reserves, state tax credits and other	(4,607)	(3,187)

	13,709	38,528
Valuation allowance	(17,594)	(17,594)

Net non current deferred tax (liability)	(3,885)	20,934

Net deferred tax (liability) asset	$(1,325)	$22,797

As of June 27, 2004, the Company has a federal capital loss carryover of $39.8 million and state net economic loss carryovers of approximately $30.9 million. The state net economic loss carryforward will expire beginning in 2011. Research and development tax credits begin to expire in 2011. State incentive tax credits begin to expire in 2004. A valuation allowance has been established on capital loss carryforwards and unrealized losses on certain securities as the Company believes that it is more likely than not that the tax benefits of the items will not be realized.

It is the Company’s policy to establish reserves for taxes that may become payable in future years, and it currently has a reserve of $8.5 million for such deferred tax liabilities. The Company establishes the reserves based upon management’s assessment of exposure associated with the tax return deduction. The Company analyzes the tax reserves at least annually and makes adjustments as events occur that warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return lapses, the Company expects to reduce the reserve associated with that period. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, the Company makes appropriate adjustments to the tax reserve. The tax reserve was unchanged in fiscal 2004. The tax reserve increased by $3.0 million for the year ended June 29, 2003.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

14.    Contingencies

In re Cree, Inc. Securities Litigation

Between June 16 and August 18, 2003, nineteen purported class action lawsuits were filed in the United States District Court for the Middle District of North Carolina by certain alleged purchasers of the Company’s stock. The lawsuits names the Company, certain of its officers and current and former directors as defendants. On December 17, 2003, the court entered an order consolidating these actions and appointing a lead plaintiff and lead counsel for the consolidated cases. The lead plaintiff filed a consolidated amended complaint on January 16, 2004. The amended complaint asserts, among other claims, violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, and violations of Section 20(a) and Section 18 of the Exchange Act against the individual defendants and also asserts claims against certain of the Company’s officers under Section 304 of the Sarbanes-Oxley Act of 2002. The amended complaint alleges that the Company made false and misleading statements concerning its investments in certain public and privately held companies, its acquisition of the UltraRF division of Spectrian, its supply agreement with Spectrian, its agreements with Charles & Colvard, and its employment relationship with Eric Hunter and that the Company’s financial statements did not comply with the requirements of the securities laws during the class period. The amended complaint requests certification of a plaintiff class consisting of purchasers of Cree stock between August 12, 1998 and June 13, 2003 and seeks, among other relief, unspecified damages and disgorgement of profits by the individual defendants, plus costs and expenses, including attorneys’, accountants’ and experts’ fees. In February 2004, we moved that the court dismiss the consolidated amended complaint on the grounds that it fails to state a claim upon which relief can be granted and does not satisfy the pleading requirements under applicable law. The motion is currently pending.

The Company believes that the claims set forth in the amended complaint are without merit. However, the Company is unable to predict the final outcome of these matters with certainty. The Company’s failure to successfully defend against these allegations could have a material adverse effect on our business, financial condition and results of operations.

SEC and Nasdaq Inquiries

In July 2003, the SEC initiated an informal inquiry regarding the Company and requested that the Company voluntarily provides certain information. The Company has cooperated with the SEC in this informal inquiry. In August 2003, the Nasdaq National Market (Nasdaq) requested information from the Company regarding the informal inquiry being conducted by the SEC and its then pending litigation, and the Company has provided information to Nasdaq in response to these requests. The Company is unable to predict whether these inquiries will continue or result in any adverse action.

Other Matters

The Company is currently a party to other legal proceedings incidental to its business. Although the final resolution of these other matters cannot be predicted with certainty, management’s present judgment is that the final outcome of these matters will not likely have a material adverse effect on the Company’s consolidated financial condition or results of operations. If an unfavorable resolution occurs in these legal proceedings, the Company business, results of operations and financial condition could be materially adversely affected.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

15.    Retirement Plan

The Company maintains an employee benefit plan (“the Plan”) pursuant to Section 401(k) of the Internal Revenue Code. Under the Plan, there is no fixed dollar amount of retirement benefits, and actual benefits received by employees will depend on the amount of each employee’s account balance at the time of retirement. All employees are eligible to participate under the Plan on the first day of a new fiscal month after date of hire. The Pension Benefit Guaranty Corporation does not insure the Plan. The Company may, at its discretion, make contributions to the Plan. However, the Company did not make any contributions to the Plan during the years ended June 27, 2004, June 29, 2003 and June 30, 2002.

16.    Recent Accounting Pronouncements

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The non-amortization provisions of SFAS 142 apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. In March 2002, the Company wrote-off all of its existing goodwill and intangible assets and in April 2002 ceased amortizing goodwill and intangible assets. The Company has not recorded any new goodwill or intangible assets since the write-off.

Actual results of operations and proforma results of operations for the years ended June 27, 2004, June 29, 2003 and June 30, 2002 had we applied the non-amortization provisions of SFAS 142 in the period are as follows:

	Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
	(in 000’s, except per share data)
Reported net income (loss)	$57,960	$34,901	$(101,723)
Goodwill and intangible asset amortization, net of tax	—	—	5,277

Pro forma net income (loss)	$57,960	$34,901	$(96,446)

Basic net income (loss) per share:
Reported net income (loss)	$0.78	$0.48	$(1.40)
Goodwill and intangible asset amortization, net of tax	—	—	0.07

Pro forma net income (loss)	$0.78	$0.48	$(1.33)

Diluted net income (loss) per share:
Reported net income (loss)	$0.77	$0.46	$(1.40)
Goodwill and intangible asset amortization, net of tax	—	—	0.07

Pro forma net income (loss)	$0.77	$0.46	$(1.33)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51, which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities, or VIE’s. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2004

without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transaction disclosures are required for all financial statements issued after January 31, 2003. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after March 31, 2004. The Company completed its evaluation and has not identified any VIE’s. Therefore, the adoption of FIN 46 did not impact our results of operations or financial position.

17.    Quarterly Results of Operations—Unaudited

The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 27, 2004 and June 29, 2003 (in thousands, except per share data).

	September 28, 2003	December 28, 2003		March 28, 2004	June 27, 2004	Fiscal Year 2004
Net revenue	$66,211	$72,684		$77,113	$90,862	$306,870
Cost of revenue	37,995	38,839		38,282	43,338	158,454
Net income	8,879	13,007		15,089	20,985	57,960

Earnings per share:
Basic	$0.12	$0.18		$0.20	$0.28	$0.78
Diluted	$0.12	$0.17		$0.20	$0.28	$0.77

	September 29, 2002	December 29, 2002		March 30, 2003	June 29, 2003	Fiscal Year 2003
Net revenue	$48,811	$56,727		$60,223	$64,061	$229,822
Cost of revenue	30,106	33,187	(1)	32,176	35,183	130,652
Net income	3,883	8,996	(2)	10,631	11,391	34,901

Earnings per share:
Basic	$0.05	$0.12		$0.15	$0.16	$0.48
Diluted	$0.05	$0.12		$0.14	$0.15	$0.46

(1)	Includes a $1.3 million write-down of inventory at Cree Microwave due to the termination of the supply agreement with Spectrian.
(2)	Includes a $5.0 million pre-tax ($3.7 million after-tax) one-time gain as we received a payment from Spectrian associated with the termination of the supply agreement between Spectrian and Cree Microwave.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by Form 10-K, our disclosure controls and procedures provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. From time to time, we make changes to our internal controls over financial reporting that are intended to enhance the effectiveness of our internal controls and which do not have a material effect on our overall internal controls. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take action as appropriate There have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fourth quarter of fiscal 2004 that we believe materially affected, or will be reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Certain information called for in items 10, 11,12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2004.

The Company has adopted a Code of Ethics applicable to its senior financial officers, including its Chief Executive Officer and Chief Financial Officer. The full text of our Code of Ethics is published on our website at www.cree.com. The Company intends to disclose future amendments to, or waivers from, the Code of Ethics consistent with Item 5.05 of Form 8-K on its web site within four business days following the date of such amendment or waiver. The Company will also provide a copy of our Code of Ethics to any person, without charge. All such requests should be in writing and sent to the attention of the Manager, Investor Relations and Corporate Communications, Cree, Inc. 4600 Silicon Drive, Durham, NC 27703.

Item 10.    Directors and Executive Officers

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table provides information, as of June 27, 2004, for all of the Company’s compensation plans (including individual compensation arrangements) under which we are authorized to issue equity securities.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	10,522,961	(2)	$22.57	2,368,688	(3)
Equity compensation plans not approved by security holders	2,994,909	(4)	$19.39	—
Total	13,517,870		$21.86	2,368,688

(1)	Refers to shares of the Company’s common stock. All amounts are as of June 27, 2004.
(2)	Includes shares issuable upon exercise of outstanding options under the following plans in the amounts indicated: Equity Compensation Plan—10,342,961 shares; and Stock Option Plan for Non-Employee Directors—180,000 shares.
(3)	Includes shares remaining for future issuance under the following plans in the amounts indicated: Equity Compensation Plan—2,006,773 shares and 1999 Employee Stock Purchase Plan—361,915 shares.
(4)	Includes shares issuable upon exercise of outstanding options under the following plans in the amounts indicated: 2001 Nonqualified Stock Option Plan—2,622,283 shares; Fiscal 2002 Stock Option Bonus Plan—48,237 shares; Fiscal 2001 Stock Option Bonus Plan—220,075 shares; and Nitres, Inc. 1999 Stock Option/Issuance Plan—104,314 shares. The options outstanding under the Nitres, Inc. 1999 Stock Option/Issuance Plan, which have a weighted average exercise price of $0.005 per share, were assumed by the Company in connection with its acquisition of Nitres, Inc. in May 2000.

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

Each of the Option Plans provides that the option price, as well as the number of shares subject to options granted or to be granted under the plan, shall be appropriately adjusted in the event of any stock split, stock dividend, recapitalization or other specified events involving a change in the capitalization of the Company. The terms of the Option Plans generally permit the Board of Directors to amend or terminate the plans, provided that no modification or termination may adversely affect prior awards without the participant’s approval and subject, in the case of the Equity Compensation Plan, to obtaining shareholder approval to the extent required for incentive stock option grants under Section 422 of the Internal Revenue Code (the “Code”).

Equity Compensation Plan.    The Equity Compensation Plan provides for grants to participants in the form of both incentive stock options and nonqualified stock options. Incentive stock options are awards intended to qualify for certain favorable tax treatment under Section 422 of the Code. To date no incentive stock options have been granted under the plan and none are presently contemplated. The Compensation Committee has the exclusive right to determine those persons eligible to participate in the Equity Compensation Plan. Subject to the foregoing, any of the Company’s employees (including employees of our controlled subsidiaries) or any other person, including directors, may participate in the Equity Compensation Plan if the Committee determines such participation is in the best interest of the Company. As of June 27, 2004, there were outstanding nonqualified stock options to purchase 10,342,961 shares, and 2,006,773 shares remained available for future awards under the plan. During fiscal 2004, options to purchase a total of 2,128,248 shares were granted under the Equity Compensation Plan at an average exercise price of $20.00 per share.

Non-Employee Director Stock Option Plan.    The Stock Option Plan for Non-Employee Directors (the “Director Plan”) was adopted by the Board of Directors and approved by the shareholders in 1995. The Director Plan provided for fixed annual grants to the Company’s non-employee directors of nonqualified stock options to purchase shares of the Company’s common stock. The Director Plan was terminated as to future grants in 1997. As of June 27, 2004, there were options to purchase 180,000 shares outstanding under the Director Plan.

2001 Nonqualified Stock Option Plan.    The 2001 Nonqualified Stock Plan (the “Nonqualified Plan”) was adopted by the Board of Directors in April 2001. The Nonqualified Plan provided for grants to eligible participants of nonqualified stock options to purchase shares of the Company’s common stock. None of the Company’s directors or officers were eligible to receive awards under the Nonqualified Plan. The Nonqualified Plan terminated as to additional grants in January 2003. As of June 27, 2004, there were options to purchase 2,622,283 shares outstanding under the Nonqualified Plan.

Fiscal 2001 and Fiscal 2002 Stock Option Bonus Plans.    The Board of Directors adopted the Fiscal 2001 Stock Option Bonus Plan (“Fiscal 2001 Bonus Plan”) in October 1999 in order to provide for grants of nonqualified stock options to the Company’s eligible employees (including employees of its controlled subsidiaries) for each quarter of fiscal 2001 if the Company achieved pre-established financial targets for the quarter. None of the Company’s directors or officers were eligible to receive awards under the plan, and employees participating in the Company’s cash incentive compensation programs did not participate in the plan. Participants in the Fiscal 2001 Bonus Plan received stock option grants for all four quarters of fiscal 2001 representing rights to purchase a total of 372,400 shares at an average exercise price of $27.85 per share. The Fiscal 2001 Bonus Plan terminated as to additional grants in September 2001. As of June 27, 2004, there were options to purchase 220,075 shares outstanding under the Fiscal 2001 Bonus Plan.

The Fiscal 2002 Stock Option Bonus Plan (“Fiscal 2002 Bonus Plan”) was adopted by the Company’s Board of Directors in July 2001 with substantially the same terms as the Fiscal 2001 Bonus Plan. Under the Fiscal 2002 Bonus Plan, participants received only the first of the four potential option grants for fiscal 2002, with the options awarded representing rights to purchase a total of 84,306 shares at an average exercise price of $18.75 per share. The Fiscal 2002 Bonus Plan terminated as to additional grants in September 2002. As of June 27, 2004, there were options to purchase 48,237 shares outstanding under the Fiscal 2002 Bonus Plan.

Nitres, Inc. 1999 Stock Option/Issuance Plan.    In connection with the acquisition of Nitres, Inc. in May 2000, pursuant to which Nitres became a wholly-owned subsidiary of the Company and changed its name to Cree Lighting Company, the Company assumed certain outstanding stock options granted under the Nitres, Inc. 1999 Stock Option/Issuance Plan (the “Nitres Plan”). Since the closing of the acquisition, no additional stock options have been awarded, nor are any authorized to be awarded, under the Nitres Plan. As of June 27, 2004, there were 104,314 nonqualified stock options outstanding under the Nitres Plan.

Item 13.    Certain Relationships and Related Transactions

Item 14.    Principal Accountant Fees and Services

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

10.1	Equity Compensation Plan, as amended and restated December 1, 2000 (4)*

10.2	Stock Option Plan for Non-Employee Directors (terminated as to future grants pursuant to Board action dated September 1, 1997) (5)*

10.3	Nitres, Inc. 1999 Stock Option/Issuance Plan (terminated as to future grants—following the acquisition of Nitres, Inc. by the Registrant effective May 1, 2000) (1)*

10.4	2001 Nonqualified Stock Option Plan (plan expired in January 2003) (1)*

10.5	Fiscal 2001 Stock Option Bonus Plan (plan expired September 30, 2001) (1)*

10.6	Fiscal 2002 Stock Option Bonus Plan (plan expired September 30, 2002) (1)*

10.7	Management Incentive Compensation Program—Fiscal Year 2001 Plan (4)*

10.8	Fiscal 2002 Management Incentive Plan (6)*

10.9	Fiscal Year 2003 Management Incentive Plan (7)*

10.10	Fiscal 2004 Management Incentive Compensation Plan (8)*

10.11	License Agreement between the Company and North Carolina State University, dated December 3, 1987 (9)

10.12	Amendment to License Agreement between the Company and North Carolina State University, dated September 11, 1989 (9)

10.13	Sublease Agreement, dated December 29, 2000, between Zoltar Acquisition Inc. (now Cree Microwave, Inc.) and Spectrian Corporation (10)

10.14	Purchase and Supply Agreement, dated December 29, 2000, between Spectrian Corporation and Zoltar Acquisition, Inc. (now Cree Microwave, Inc.) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)

10.15	Amendment of Purchase and Supply Agreement, dated October 19, 2001, between Spectrian Corporation and UltraRF, Inc. (now Cree Microwave, Inc.) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)

Exhibit No.	Description

10.16	Amendment No. 2 to Purchase and Supply Agreement, effective as of March 31, 2002, between Spectrian Corporation and UltraRF, Inc. (now Cree Microwave, Inc.) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)

10.17	Settlement Agreement and Release, effective as of November 15, 2002, among Spectrian Corporation, the Company and Cree Microwave, Inc. (8)

10.18	Letter Agreement, dated January 31, 1996, between C3 Diamante, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)

10.19	Letter Agreement, dated February 12, 1996, between C3 Diamante, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)

10.20	Amended and Restated Exclusive Supply Agreement, effective as of June 6, 1997, between C3, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)

10.21	Letter Agreement, dated July 14, 1997, between C3, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)

10.22	Letter Agreement, dated July 14, 1997, between C3, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)

10.23	Letter Agreement, dated August 5, 2002, between Charles & Colvard, Ltd. and Cree, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)

10.24	Contract No. N00014-02-C-0302, dated June 28, 2002, between the Company and the Office of Naval Research, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)

10.25	Contract No. N00014-02-C-0306, dated June 28, 2002, between the Company and the Office of Naval Research, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)

10.26	Contract No. N00014-02-C-0250, dated July 3, 2002, between the Company and the Office of Naval Research, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)

10.27	Contract No. F33615-99-C-5316, dated August 30, 1999, between the Company and Air Force Research Laboratories, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)

10.28	Contract No. DAAD17-02-C-0073, dated March 20, 2002, between the Company and US Army Robert Morris Acquisition Center, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)

Exhibit No.	Description

10.29	Letter Agreement, dated December 14, 2003, between Charles & Colvard, Ltd. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (11)

10.30	Amendment to Contract No. N00014-02-C-0302, dated December 23, 2003, between the Company and the Office of Naval Research (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.31	Amendment to Contract No. N00014-02-C-0302, dated June 30, 2004, between the Company and the Office of Naval Research (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.32	Amendment to Contract No. N00014-02-C-0306, dated December 23, 2003, between the Company and the Office of Naval Research (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.33	Cooperative Agreement (Agreement No. W911NF-04-2-0021), dated April 29, 2004, between the Company and the U.S. Army Research Laboratory (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.34	Cooperative Agreement (Agreement No. W911NF-04-2-0022), dated May 13, 2004, between the Company and the U.S. Army Research Laboratory (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.35	Amended and Restated Distributorship Agreement, dated May 14, 2004, between the Company and Sumitomo Corporation (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.36	Letter Agreement, dated July 12, 2004, between the Company and Sumitomo Corporation (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

21.1	Subsidiaries of the Registrant

23.1	Consent of Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference herein. Filed as an exhibit to the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on August 19, 2002.
(2)	Incorporated by reference herein. Filed as an exhibit to the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on August 27, 2001.

(3)	Incorporated by reference herein. Filed as an exhibit to the Company’s Registration Statement filed on Form 8-A with the Securities and Exchange Commission on May 30, 2002.
(4)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on February 2, 2001.
(5)	Incorporated by reference herein. Filed as an exhibit to the Company’s Registration Statement filed on Form S-8, Registration No. 33-98958, and effective with the Securities and Exchange Commission on November 3, 1995.
(6)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on February 5, 2002.
(7)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on October 29, 2002.
(8)	Incorporated by reference herein. Filed as an exhibit to the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on September 25, 2003.
(9)	Incorporated by reference herein. Filed as an exhibit to the Company’s Registration Statement filed on Form SB-2, Registration No. 33-55998, and declared effective by the Securities and Exchange Commission on February 8, 1993.
(10)	Incorporated by reference herein. Filed as an exhibit to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on January 12, 2001.
(11)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on February 4, 2004.
*	Management Contract or Compensatory Plan

(b) Reports on Form 8-K.

On April 15, 2004, the Company furnished a Current Report on Form 8-K containing its press release on its earnings results for the quarter ended March 28, 2004. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 20, 2004

CREE, INC.

By:	/S/ CHARLES M. SWOBODA
Charles M. Swoboda Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ F. NEAL HUNTER F. Neal Hunter	Chairman	August 20, 2004

/S/ CHARLES M. SWOBODA Charles M. Swoboda	Chief Executive Officer and Director	August 20, 2004

/S/ CYNTHIA B. MERRELL Cynthia B. Merrell	Chief Financial Officer and Chief Accounting Officer	August 20, 2004

/S/ JAMES E. DYKES James E. Dykes	Director	August 20, 2004

/S/ WILLIAM J. O’MEARA William J. O’Meara	Director	August 20, 2004

/S/ JOHN W. PALMOUR, PH.D. John W. Palmour, Ph.D.	Director	August 20, 2004

/S/ ROBERT J. POTTER, PH.D. Robert J. Potter, Ph.D.	Director	August 20, 2004

/S/ DOLPH W. VON ARX Dolph W. von Arx	Director	August 20, 2004

/S/ HARVEY A. WAGNER Harvey A. Wagner	Director	August 20, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (2)
4.1	Specimen Common Stock Certificate (1)
4.2	Rights Agreement dated as of May 30, 2002 between the Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively (3)
10.1	Equity Compensation Plan, as amended and restated December 1, 2000 (4)*
10.2	Stock Option Plan for Non-Employee Directors (terminated as to future grants pursuant to Board action dated September 1, 1997) (5)*
10.3	Nitres, Inc. 1999 Stock Option/Issuance Plan (terminated as to future grants—following the acquisition of Nitres, Inc. by the Registrant effective May 1, 2000) (1)*
10.4	2001 Nonqualified Stock Option Plan (plan expired in January 2003) (1)*
10.5	Fiscal 2001 Stock Option Bonus Plan (plan expired September 30, 2001) (1)*
10.6	Fiscal 2002 Stock Option Bonus Plan (plan expired September 30, 2002) (1)*
10.7	Management Incentive Compensation Program—Fiscal Year 2001 Plan (4)*
10.8	Fiscal 2002 Management Incentive Plan (6)*
10.9	Fiscal Year 2003 Management Incentive Plan (7)*
10.10	Fiscal 2004 Management Incentive Compensation Plan (8)*
10.11	License Agreement between the Company and North Carolina State University, dated December 3, 1987 (9)
10.12	Amendment to License Agreement between the Company and North Carolina State University, dated September 11, 1989 (9)
10.13	Sublease Agreement, dated December 29, 2000, between Zoltar Acquisition Inc. (now Cree Microwave, Inc.) and Spectrian Corporation (10)
10.14	Purchase and Supply Agreement, dated December 29, 2000, between Spectrian Corporation and Zoltar Acquisition, Inc. (now Cree Microwave, Inc.) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)
10.15	Amendment of Purchase and Supply Agreement, dated October 19, 2001, between Spectrian Corporation and UltraRF, Inc. (now Cree Microwave, Inc.) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)
10.16	Amendment No. 2 to Purchase and Supply Agreement, effective as of March 31, 2002, between Spectrian Corporation and UltraRF, Inc. (now Cree Microwave, Inc.) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)
10.17	Settlement Agreement and Release, effective as of November 15, 2002, among Spectrian Corporation, the Company and Cree Microwave, Inc. (8)
10.18	Letter Agreement, dated January 31, 1996, between C3 Diamante, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)
10.19	Letter Agreement, dated February 12, 1996, between C3 Diamante, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)
10.20	Amended and Restated Exclusive Supply Agreement, effective as of June 6, 1997, between C3, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)

Exhibit No.	Description
10.21	Letter Agreement, dated July 14, 1997, between C3, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)
10.22	Letter Agreement, dated July 14, 1997, between C3, Inc. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)
10.23	Letter Agreement, dated August 5, 2002, between Charles & Colvard, Ltd. and Cree, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)
10.24	Contract No. N00014-02-C-0302, dated June 28, 2002, between the Company and the Office of Naval Research, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)
10.25	Contract No. N00014-02-C-0306, dated June 28, 2002, between the Company and the Office of Naval Research, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)
10.26	Contract No. N00014-02-C-0250, dated July 3, 2002, between the Company and the Office of Naval Research, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)
10.27	Contract No. F33615-99-C-5316, dated August 30, 1999, between the Company and Air Force Research Laboratories, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)
10.28	Contract No. DAAD17-02-C-0073, dated March 20, 2002, between the Company and US Army Robert Morris Acquisition Center, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)
10.29	Letter Agreement, dated December 14, 2003, between Charles & Colvard, Ltd. and the Company (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (11)
10.30	Amendment to Contract No. N00014-02-C-0302, dated December 23, 2003, between the Company and the Office of Naval Research (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)
10.31	Amendment to Contract No. N00014-02-C-0302, dated June 30, 2004, between the Company and the Office of Naval Research (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)
10.32	Amendment to Contract No. N00014-02-C-0306, dated December 23, 2003, between the Company and the Office of Naval Research (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)
10.33	Cooperative Agreement (Agreement No. W911NF-04-2-0021), dated April 29, 2004, between the Company and the U.S. Army Research Laboratory (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

2

Exhibit No.	Description
10.34	Cooperative Agreement (Agreement No. W911NF-04-2-0022), dated May 13, 2004, between the Company and the U.S. Army Research Laboratory (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)
10.35	Amended and Restated Distributorship Agreement, dated May 14, 2004, between the Company and Sumitomo Corporation (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)
10.36	Letter Agreement, dated July 12, 2004, between the Company and Sumitomo Corporation (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)
21.1	Subsidiaries of the Registrant
23.1	Consent of Registered Public Accounting Firm
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference herein. Filed as an exhibit to the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on August 19, 2002.
(2)	Incorporated by reference herein. Filed as an exhibit to the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on August 27, 2001.
(3)	Incorporated by reference herein. Filed as an exhibit to the Company’s Registration Statement filed on Form 8-A with the Securities and Exchange Commission on May 30, 2002.
(4)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on February 2, 2001.
(5)	Incorporated by reference herein. Filed as an exhibit to the Company’s Registration Statement filed on Form S-8, Registration No. 33-98958, and effective with the Securities and Exchange Commission on November 3, 1995.
(6)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on February 5, 2002.
(7)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on October 29, 2002.
(8)	Incorporated by reference herein. Filed as an exhibit to the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on September 25, 2003.
(9)	Incorporated by reference herein. Filed as an exhibit to the Company’s Registration Statement filed on Form SB-2, Registration No. 33-55998, and declared effective by the Securities and Exchange Commission on February 8, 1993.
(10)	Incorporated by reference herein. Filed as an exhibit to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on January 12, 2001.
(11)	Incorporated by reference herein. Filed as an exhibit to the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on February 4, 2004.
*	Management Contract or Compensatory Plan

3