Form 10-Q
period 2004-09-26
CREE INC
filed 2004-11-05
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share; as of October 18, 2004 was 73,872,433.

CREE, INC.

FORM 10-Q

For the Quarter Ended September 26, 2004

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 26, 2004	June 27, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$98,546	$81,472
Short-term investments held to maturity	77,462	76,691
Accounts receivable, net	46,110	47,766
Interest receivable	1,695	1,752
Inventories, net	22,813	19,428
Deferred income taxes	2,560	2,560
Prepaid expenses and other current assets	5,251	5,224

Total current assets	254,437	234,893

Property and equipment, net	293,918	273,342
Long-term investments held to maturity	76,914	72,730
Marketable securities available for sale	33,191	22,002
Patent and license rights, net	20,491	19,831
Other assets	4,073	5,202

Total assets	$683,024	$628,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$31,097	$25,102
Accrued salaries and wages	7,746	8,125
Deferred revenue	7,142	8,437
Income taxes payable	11,504	—
Other accrued expenses	2,592	3,318

Total current liabilities	60,081	44,982
Long-term liabilities:
Deferred income taxes	8,305	3,886

Total long-term liabilities	8,305	3,886

Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 26, 2004 and June 27, 2004; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 26, 2004 and June 27, 2004; 73,841 and 73,245 shares issued and outstanding at September 26, 2004 and June 27, 2004, respectively	92	91
Additional paid-in-capital	510,583	506,275
Other comprehensive income, net of taxes	12,396	5,627
Retained earnings	91,567	67,139

Total shareholders’ equity	614,638	579,132

Total liabilities and shareholders’ equity	$683,024	$628,000

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 26, 2004	September 28, 2003
Revenue:
Product revenue, net	$90,186	$59,163
Contract revenue, net	5,711	7,048

Total revenue	95,897	66,211

Cost of revenue:
Product revenue, net	37,936	32,503
Contract revenue, net	4,291	5,492

Total cost of revenue	42,227	37,995

Gross profit	53,670	28,216

Operating expenses:
Research and development	11,015	8,327
Sales, general and administrative	7,660	7,912
Other expense	78	3

Income from operations	34,917	11,974

Non-operating income:
Gain on investments in marketable securities	118	—
Interest income, net	1,149	892
Other income	5	2

Income before income taxes	36,189	12,868

Income tax expense	11,761	3,989

Net income	$24,428	$8,879

Earnings per share:
Basic	$0.33	$0.12

Diluted	$0.32	$0.12

Shares used in per share calculation:
Basic	73,503	74,174

Diluted	75,600	75,754

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Three Months Ended
	September 26, 2004	September 28, 2003
Operating activities:
Net income	$24,428	$8,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	15,210	12,465
Loss on disposal of property, equipment and patents	78	3
Gain on marketable securities	(118)	—
Amortization of patent rights	406	183
Amortization of premium on securities held to maturity	608	749
Amortization of deferred compensation	—	155
Deferred income taxes	—	3,881
Changes in operating assets and liabilities:
Accounts and interest receivable	1,713	(13,870)
Inventories	(3,385)	1,449
Prepaid expenses and other assets	(27)	968
Accounts payable, trade	5,738	357
Accrued expenses and other liabilities	9,105	3,288

Net cash provided by operating activities	53,756	18,507

Investing activities:
Purchase and deposits for property and equipment	(34,657)	(18,144)
Purchase of securities held to maturity	(42,132)	(26,785)
Proceeds from maturities of securities held to maturity	36,687	20,692
Proceeds from sale of property and equipment	25	5
Increase in other long-term assets	7	—
Capitalized patent costs	(921)	(3,590)

Net cash used in investing activities	(40,991)	(27,822)

Financing activities:
Net proceeds from issuance of common stock	4,309	259

Net cash provided by financing activities	4,309	259

Net increase (decrease) in cash and cash equivalents	17,074	(9,056)
Cash and cash equivalents:
Beginning of period	$81,472	$64,795

End of period	$98,546	$55,739

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$257	$750

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The consolidated balance sheet as of September 26, 2004, the consolidated statements of income for the three months ended September 26, 2004 and September 28, 2003, and the consolidated statements of cash flow for the three months ended September 26, 2004 and September 28, 2003 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flow at September 26, 2004, and for all periods presented, have been made. The consolidated balance sheet at June 27, 2004 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s fiscal 2004 Annual Report on Form 10-K. The results of operations for the period ended September 26, 2004 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc., and its wholly-owned subsidiaries, Cree Microwave, Inc. (“Cree Microwave”), Cree Funding, LLC (“Cree Funding”), Cree Employee Services Corporation, Cree Technologies, Inc., CI Holdings, Limited, Cree Asia-Pacific, Inc., Cree Japan, Inc, Cree International Holdings Inc. and Cree Asia-Pacific Limited. Cree Funding was merged into the Company effective June 27, 2004. All material intercompany accounts and transactions have been eliminated in consolidation.

Business Segments

The Company operates in two business segments, Cree and Cree Microwave. The Cree segment incorporates its proprietary technology to produce wide bandgap compound semiconductors using silicon carbide, or SiC, and group III nitrides, or GaN, technology. Products from this segment are used in mobile appliances, automotive backlighting, indicator lamps, full color light emitting diode (“LED”) displays and other lighting applications as well as microwave and power applications. The Cree segment also sells SiC and GaN material products to corporate, government and university research laboratories and generates revenue from contracts with agencies of the U.S. Federal government and other parties.

The Cree Microwave segment designs, manufactures and markets a line of silicon-based laterally diffused metal oxide semiconductors (“LDMOS”) and bipolar radio frequency power semiconductors and modules, a critical component utilized in building power amplifiers for wireless infrastructure applications as well as products serving military and aeronautics markets.

Summarized financial information concerning the reportable segments as of and for the three months ended September 26, 2004 and September 28, 2003 is shown in the following table. There were no intercompany sales between the Cree segment and the Cree Microwave segment during the comparative periods. The “Other” column represents amounts excluded from specific segments such as interest income and gains or losses on the sale of marketable securities. In addition, the “Other” column also includes corporate assets such as cash and cash equivalents, short-term investments held to maturity, marketable securities, interest receivable and long-term investments held to maturity which have not been allocated to a specific segment.

As of and for the three months ended September 26, 2004 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statement of Income:

Product revenue, net	$88,751	$1,435	$—	$90,186
Contract revenue, net	5,711	—	—	5,711

Total revenue	94,462	1,435	—	95,897

Cost of revenue	39,465	2,762	—	42,227

Gross profit (loss)	54,997	(1,327)	—	53,670

Research and development	9,992	1,023	—	11,015
Selling, general and administrative	6,839	821	—	7,660
Other expense	78	—	—	78
Other non-operating income	5	—	—	5
Income (loss) before income taxes	38,093	(3,171)	1,267	36,189
Depreciation and amortization	$14,961	$655	—	$15,616

Other Consolidated Financial Information:
Inventories, net	$20,868	$1,945	$—	$22,813
Property and equipment, net	284,515	9,403	—	293,918
Additions to property and equipment	33,825	832	—	34,657
Total assets	$378,383	$13,911	$290,730	$683,024

As of and for the three months ended September 28, 2003 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statement of Income:

Product revenue, net	$58,113	$1,050	$—	$59,163
Contract revenue, net	7,048	—	—	7,048

Total revenue	65,161	1,050	—	66,211

Cost of revenue	35,201	2,794	—	37,995

Gross profit (loss)	29,960	(1,744)	—	28,216

Research and development	7,330	997	—	8,327
Selling, general and administrative	7,250	662	—	7,912
Other expense	3	—	—	3
Other non-operating income	2	—	—	2
Income (loss) before income taxes	15,379	(3,403)	892	12,868
Depreciation and amortization	$12,021	$627	—	$12,648

Other Consolidated Financial Information:
Inventories, net	$15,653	$572	$—	$16,225
Property and equipment, net	245,697	11,258	—	256,955
Additions to property and equipment	18,087	57	—	18,144
Total assets	$350,846	$13,317	$212,470	$576,633

Reclassifications

Certain fiscal 2004 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

Fiscal Year

The Company’s fiscal year is a 52-or 53-week period ending on the last Sunday in the month of June. The Company’s 2005 fiscal year extends from June 28, 2004 through June 26, 2005 and is a 52-week fiscal year. The Company’s 2004 fiscal year extended from June 30, 2003 through June 27, 2004 and was a 52-week fiscal year.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at September 26, 2004 and June 27, 2004 and the reported amounts of revenues and expenses during the three months ended September 26, 2004 and September 28, 2003. Actual amounts could differ from those estimates.

Earnings per share

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended September 26, 2004	Three Months Ended September 28, 2003
	(in thousands, except per share amounts)
Basic:
Net income	$24,428	$8,879

Weighted average common shares	73,503	74,174

Basic earnings per share	$0.33	$0.12

Diluted:
Net income	$24,428	$8,879

Weighted average common shares-basic	73,503	74,174
Dilutive effect of stock options	2,097	1,580

Weighted average common shares-diluted	75,600	75,754

Diluted earnings per share	$0.32	$0.12

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” these shares were not included in calculating diluted earnings per share. For the three months ending September 26, 2004 and September 28, 2003, there were 4.4 million and 8.0 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

Business Combination

The Company acquired the GaN substrate and epitaxy business of Advanced Technology Materials, Inc. (“ATMI”) effective March 31, 2004. The Company signed a definitive agreement to purchase the intellectual property, fixed assets and inventory of this business for $10.3 million in cash. The Company accounted for this transaction under the purchase method and there was no resulting goodwill. The operating results of the assets acquired from ATMI are included in the accompanying consolidated statements of income from the date of acquisition.

As part of the acquisition, the Company planned and is in the process of relocating the acquired GaN substrate and epitaxy business into its North Carolina operations. The Company originally established a $315,000 liability to cover relocation costs of employees and equipment in its quarter ended June 27, 2004. For the quarter ended September 26, 2004, the Company has increased the liability by $256,000 to provide for costs to be incurred in vacating the business’s former location. The following table summarizes the changes in the Company’s relocation liability for the three-months ended September 26, 2004:

For the Three Months Ended September 26, 2004 (in thousands)
Balance at beginning of period	$285
Additional relocation costs	256
Relocation costs incurred and/or paid	(117)

Balance at end of period	$424

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment. The majority of the Company’s products have shipping terms that are free on board (“FOB”) or free carrier alongside (“FCA”) shipping point, which means that the Company fulfills the obligation to deliver when the goods are handed over and into the charge of the carrier at the Company’s shipping dock. This means that the buyer bears all costs and risks of loss or damage to the goods from that point. The difference between FOB and FCA is that under FCA terms, the customer designates a shipping carrier of choice to be used. In certain cases, the Company ships its products cost insurance freight (“CIF”). Under this arrangement, revenue is recognized under FOB shipping point terms, however, the Company is responsible for the cost of insurance to transport the product as well as the cost to ship the product. For all of its sales other than those with CIF terms, the Company invoices its customers only for shipping costs necessary to physically move the product from its place of business to the customer’s location. The costs primarily consist of overnight shipping charges. The Company incurs the direct shipping costs on behalf of the customer and invoices the customer to obtain direct reimbursement for such costs. The Company accounts for its shipping costs by recording the amount of freight that is invoiced to its customers as revenue, with the corresponding cost recorded as cost of revenue. For the three-month period ended September 26, 2004 and September 28, 2003, the Company recognized $42,000 and $26,000, respectively, as revenue for shipping and handling costs. If inventory is maintained at a consigned location, revenue is recognized when the Company’s customer pulls product for its use and the title of the goods is transferred to the customer. The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims for up to 36 months for Cree Microwave products and for lesser periods for Cree products. The Company records a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition.

Certain of the Company’s sales arrangements provide for limited product exchanges and reimbursement of certain sales costs. For two customers, Sumitomo Corporation (“Sumitomo”) and OSRAM Opto Semiconductors GmbH (“OSRAM”), the Company defers revenue equal to the levels specified in contractual arrangements and recognizes the related revenue less any claims made against the reserves when the customer’s exchange rights expire and the deferred revenue reserves are released. The reserve expires no later than two quarters from the date of the original sale. In connection with our sales agreement with Sumitomo, such deferred revenue amounted to $6.6 million and $7.9 million as of September 26, 2004 and June 27, 2004, respectively. In connection with our agreement with OSRAM, such deferred revenue amounted to $531,000 and $471,000 as of September 26, 2004 and June 27, 2004, respectively.

Historically, the Company has experienced only nominal credit losses from customers’ inability to pay. Any uncollectibility of receivables is primarily due to returned products. Therefore, the Company records an allowance for sales returns at the time of sale. Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the actual amount and timing of the Company’s revenue for any period in which management made different judgments or utilized different estimates. The allowance for sales returns at September 26, 2004 and June 27, 2004 was $737,000 and $798,000, respectively.

Revenue from government contracts and certain private entities is recorded on the proportional performance method as contract expenses are incurred. Contract revenue represents reimbursement by various U.S. Government entities and other parties to aid in the development of new technology. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs relating to the activities to be performed by the Company under the contract are divided between the U.S. Government and the Company based on the terms of the contract. The government’s cost share is then paid to the Company. Activities performed under these arrangements include research regarding SiC and GaN materials and devices. The contracts typically require the submission of a written report that documents the results of such research, as well as some material deliverables.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments held to maturity accounts and interest receivable, accounts payable and other liabilities approximate fair values at September 26, 2004 and June 27, 2004.

Investments

Investments are accounted for using the specific identification method and in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” This statement requires certain securities to be classified into three categories:

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

As of September 26, 2004 and June 27, 2004, the Company held a long-term equity investment in the common stock of Color Kinetics, Incorporated (“Color Kinetics”). In fiscal 2001 and 2002, the Company purchased an aggregate of 2,202,442 shares of Color Kinetics stock in private investment rounds for an aggregate of $12.7 million. On June 22, 2004, the shares of Color Kinetics’ stock were approved for quotation on the Nasdaq National Market. The Company accounts for its shares in Color Kinetics as available-for-sale securities under SFAS 115. Accordingly, unrealized gains or losses on Color Kinetics’ shares are excluded from earnings and are recorded in other comprehensive income, net of tax. Management classifies the shares as a long-term investment as the Company has the intent and the ability to hold these shares. As of September 26, 2004 and June 27, 2004, the Company had recorded a cumulative unrealized holding gain on its investment in Color Kinetics of $20.5 million and $9.3 million, respectively, (or $12.4 million and $5.6 million, net of tax, respectively). This unrealized gain was based on the most recent closing stock price as of September 26, 2004 and June 27, 2004, to determine the fair market value of the Company’s investment of $33.2 million and $22.0 million, respectively. The Company is restricted from selling its shares in Color Kinetics for a period of 180 days from June 22, 2004, the date of Color Kinetics’ initial public offering and considers its investment in Color Kinetics as a long-term investment.

As of September 26, 2004 and June 27, 2004, the Company had investments in the equity of privately held companies with carrying values of $2.9 million for each period. These privately held investments are accounted for under the cost method and are included in “other assets” in the consolidated balance sheets.

Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 26, 2004	Three Months Ended September 28, 2003
Net Income	$24,428	$8,879
Other comprehensive income:
Gain on available for sale securities, net of taxes	6,769	—

Comprehensive Income	$31,197	$8,879

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method for finished goods and work-in-progress accounts. The Company uses the average cost method for raw materials for the Cree segment. The Cree Microwave segment uses a standard cost method to value its inventory. It is the Company’s policy to record a reserve against inventory once it has been determined that conditions exist which may not allow the Company to sell the inventory for its intended purpose, the inventory’s value is determined to be less than cost or it is determined to be obsolete. The charge for the inventory reserves is recorded in cost of revenue on the consolidated statements of income. The Company evaluates inventory levels quarterly against sales forecasts on a part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted monthly to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management.

As of September 26, 2004, the Company maintained a $681,000 reserve for inventory. Of this total amount, $282,000 is attributable to the Cree Microwave segment and $399,000 is attributable to the Cree segment.

The following is a summary of inventory (in thousands):

	September 26, 2004	June 27, 2004
Raw materials	$4,827	$4,227
Work-in-progress	9,318	8,083
Finished goods	9,349	7,813

	23,494	20,123
Inventory reserve	(681)	(695)

Total inventory, net	$22,813	$19,428

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to forty years. Leasehold improvements are amortized over the lesser of the asset life or the life of the related lease. Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in the consolidated statements of income.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records long-lived assets for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable. The Company reviews the discounted cash flow analysis for the Cree Microwave segment to test for impairment of its assets on a quarterly basis. During the three months ended September 26, 2004 and September 28, 2003, there was no impairment recorded on these assets. There can be no assurance that future analysis of Cree Microwave’s discounted cash flow will not result in a charge to earnings.

Patent and License Rights

Patent rights reflect costs incurred to enhance and maintain the Company’s intellectual property position. License rights reflect costs incurred to use the intellectual property of others. Both are amortized on a straight-line basis over the lesser of 20 years from the date of patent application or over the license period. The related amortization expense was $406,000 and $183,000 for the three months ended September 26, 2004 and September 28, 2003, respectively.

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

The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where the Company anticipates that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding as an offset of those expenses. For the three months ended September 26, 2004 and September 28, 2003, there were no contracts for which direct expenses exceeded funding.

Product Warranty Costs

Accrued expenses include amounts accrued for product warranty expenses at both the Cree, Inc. and Cree Microwave segments. Cree Microwave accrues 0.5% of product revenue as a warranty liability each month and maintains the reserve for 36 months after the date of sale pursuant to our warranty terms with our customers. The Cree segment records warranty expense up to 21 months based on an experience factor for product returns and pursuant to warranty terms with its customers. The following table summarizes the changes in the Company’s product warranty liability for the three-month periods ended September 26, 2004 and September 28, 2003 (in thousands):

	For Three Months Ended
	September 26, 2004	September 28, 2003
Balance at beginning of period	$680	$341
Accruals for warranty expense	86	5
Reversals due to use or expiration of liability	(51)	—

Balance at end of period	$715	$346

Income Taxes

The Company has established an estimated tax provision based upon an effective rate of 32.5% for the three months ended September 26, 2004. The Company’s effective tax rate was 31% for the three months ended September 28, 2003. The estimated effective rate was based upon estimates of income for the fiscal year and the Company’s ability to use remaining net operating loss carryforwards and other tax credits. However, the actual effective rate may vary depending upon actual pre-tax book income for the year and other factors. Income taxes have been accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Stock Options

The Company accounts for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and does not intend to adopt the fair value method of accounting for stock based employee compensation defined by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). The Company has adopted stock plans under which options for the purchase of common stock have been granted to employees and directors of the Company. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended (in thousands, except per share amounts):

	Three Months Ended September 26, 2004	Three Months Ended September 28, 2003
Net income, as reported	$24,428	$8,879
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	71
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	5,058	7,141

Pro forma net income	$19,370	$1,809

Basic earnings per share, as reported	$0.33	$0.12
Pro forma basic net earnings per share	$0.26	$0.02
Diluted earnings per share, as reported	$0.32	$0.12
Pro forma diluted net earnings per share	$0.26	$0.02

Contingencies

In re Cree, Inc. Securities Litigation

As reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004, there is pending in the U.S. District Court for the Middle District of North Carolina a consolidated class action seeking damages for alleged violations of securities laws by the Company and certain of our officers and current and former directors. In February 2004, the Company moved that the court dismiss the consolidated amended complaint on the grounds that it failed to state a claim upon which relief can be granted and did not satisfy the pleading requirements under applicable law. On August 30, 2004, the court entered an order granting the motion to dismiss without prejudice and allotting 45 days for the plaintiffs to file an amended consolidated complaint. The plaintiffs filed a First Amended Consolidated Class Action Complaint on October 14, 2004, asserting essentially the same claims and seeking the same relief as in their prior complaint. The Company expects to file a motion to dismiss the Amended Complaint on or before November 15, 2004.

The Company believes that the claims set forth in the amended consolidated complaint are without merit. However, the Company is unable to predict the final outcome of these matters with certainty. The Company’s failure to successfully defend against these allegations could have a material adverse effect on its business, financial condition and results of operations.

During the three months ended September 26, 2004, there were no other material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004. Please refer to Item 3 of the Form 10-K for a description of other material legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (Exchange Act). All information contained in the following discussion relative to future markets for our products and trends in and anticipated levels of revenue, gross margins, and expenses, as well as other statements containing words such as “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect,” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements.

Factors that could cause or contribute to such differences include: our ability to complete development and commercialization of products under development, such as our pipeline of brighter light emitting diodes (LEDs); our ability to lower costs; potential changes in demand; the risk that price stability, improved operational efficiencies, and the favorable product mix we have recently experienced will not continue; the risk that, due to the complexity of our manufacturing processes, we may experience production delays that preclude us from shipping sufficient quantities to meet customer orders or that result in higher production costs and lower margins; risks associated with the ramp up of our production for our new products; risks resulting from the concentration of our business among few customers, including the risk that customers may reduce or cancel orders or fail to honor purchase commitments; the rapid development of new technology and competing products that may impair demand or render our products obsolete; the potential lack of customer acceptance for our products; and risks associated with our securities litigation. See “Certain Business Risks and Uncertainties” below, as well as other risks and uncertainties referenced in this report, for additional risk factors that could cause our actual results to differ.

Business Overview

We develop and manufacture semiconductor materials and electronic devices made from SiC, GaN, silicon and related compounds. The majority of our products are currently produced in our factory in Durham, North Carolina. We derive the largest portion of our revenue from the sale of blue, green and near UV LED chips. We currently offer LED chips at three brightness levels:

•	high-brightness blue, traffic green, true green and near UV products, which include our MegaBright®, XBright® and XThin® chips and our XB900™ and XB500™ power chip devices;

•	mid-brightness blue, traffic green and true green products, which include UltraBright™® and SuperBright™ devices; and

•	standard brightness blue products.

Our LED chips are packaged by our customers and used by manufacturers as a lighting source for mobile appliances such as cell phones, automotive dashboard lighting, indicator lamps, miniature white lights, indoor and outdoor full color displays, traffic signals and other lighting applications. Some of our customers package our blue LEDs with a phosphor coating to create white LEDs. In July 2004, we released a family of new high power packaged LEDs called our XLamp™ products, that are designed to compete with conventional lighting technology for certain specialty lighting applications. We currently are marketing these products for use in architectural lighting, appliance lighting, channel letters and reading lamps and target that future versions of XLamp will be used in emerging applications such as automotive headlamps and backlighting for large format liquid crystal display (LCD) screens. LED products represented 82% and 76% of our revenue for the three months ended September 26, 2004 and September 28, 2003, respectively.

We also derive revenue from the sale of semiconductor wafers and epitaxy products made from SiC and GaN that our customers use for manufacturing LEDs and power devices or for research and development. Sales of SiC and GaN wafer and epitaxy products represented 7% and 8% of our revenue for the three months ended September 26, 2004 and September 28, 2003, respectively. We also sell SiC materials in bulk crystal form to Charles & Colvard, Ltd. (C&C) for use in gemstones. Sales of SiC crystals for gemstones represented 2% of our revenue for each of the three-month periods ended September 26, 2004 and September 28, 2003, respectively. Our other products include SiC-based power and RF devices. We received 2% and 1% of our revenue from sales of power devices and SiC-based RF devices combined for the three months ended September 26, 2004 and September 28, 2003, respectively.

Through our Cree Microwave segment, based in Sunnyvale, California, we also develop and manufacture RF power transistors and modules using silicon technology. During the three months ended September 26, 2004 and September 28, 2003, we received 1% and 2% of our revenue from sales from our Cree Microwave segment, respectively.

The balance of our revenue was derived primarily from research funding under government contracts, which amounted to 6% and 11% for the three months ended September 26, 2004 and September 28, 2003, respectively. Under various programs, U.S. Government entities assist us in the development of new technology by funding our research and development efforts. Contract revenue includes funding for direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which we expect funding to exceed direct costs over the life of the contract. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract, we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses. For the three months ended September 26, 2004 and September 28, 2003, we did not have any contracts for which we anticipated direct costs to exceed funding over the life of the contract.

Product Overview

Our LED revenue and units sold increased 56% and 51%, respectively, in the first quarter of fiscal 2005 over the prior year comparative period. Overall, we continued to experience revenue growth in our standard, mid-brightness, high-brightness and high power packaged LEDs. Our most significant increase in product sales was in our high-brightness LED chips, which was driven by success in a combination of LED applications, including white keypads and LCD backlights in mobile phones, automotive, display and gaming products. Sales of high-brightness LEDs represented 55% of our LED revenue for the first quarter of fiscal 2005. Sales of mid-brightness products made up 39% of our LED revenue in the first quarter of fiscal 2005. During the first quarter of fiscal 2005, we experienced growth in demand for our RazerThin™® UT230™ LED products, which are thinner and offer a lower voltage for use in a variety of applications including blue keypads for mobile phones. Sales of our standard brightness products made up 6% of our LED sales during the first quarter of fiscal 2005.

We are focused on expanding our high-brightness product family with brighter products to enable us to increase use of our products for mobile appliance LCD backlight applications, which our customers have identified as a growth opportunity. Recently, we released our XT24™-Investment chip and have started to sample customers with our XT27™-Investment chip for white LCD backlights and other high performance applications. We target other markets for our high-brightness LED applications, such as specialty lighting, displays, automotive, gaming and other applications, to continue to grow in fiscal 2005.

During the first quarter of fiscal 2005, we began the conversion of our LED production process from two-inch to three-inch SiC wafers. As we exited the first quarter, approximately 10% of our LED production was manufactured on three-inch wafers. As a result of the targeted cost savings from the three-inch migration and other benefits, we aim to implement a more aggressive pricing strategy to drive additional market share for our products.

In the first quarter of fiscal 2005, we released our XLamp 7090 series, which were the first products in our high power packaged LED family. In October of 2004, we announced the release of the XLamp 4550 series for smaller form factor applications. The XLamp products are being designed into several specialty lighting applications including architectural lighting, appliance lighting and channel letters. As automotive headlight and large screen LED applications emerge over the next several years, we target to position our XLamp products to serve these markets as well.

During the three months ended September 26, 2004, SiC and GaN materials revenue increased 25% over the prior year period due to a significant increase in sales of epitaxal wafers, which carry higher average selling prices. Revenue from sale of SiC materials used in gemstones was 15% greater in the first quarter of fiscal 2005 as compared to the prior year period due to improved yields. Revenue from silicon-based microwave products increased 38% in the first quarter of fiscal 2005 as compared to the prior year period as we experienced growth in sales of our Laterally Diffused Metal Oxide Semiconductors (LDMOS).

Contract revenue decreased 19% for the three months ended September 26, 2004 over the prior year period due largely to a slow down of spending on contracts nearing completion. The first quarter of fiscal 2004 included $529,000 of additional funding on a formerly completed contract line item. In the first quarter of fiscal 2005, we also recorded a $337,000 license fee from a third party for the use of certain technology owned by us but not part of our core technology.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. accounting principles. In preparing our financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Critical accounting policies include those policies that are reflective of significant judgments and uncertainties, which potentially could produce materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill. We have approximately $428.6 million of long-lived assets as of September 26, 2004, including approximately $314.4 million related to fixed assets and capitalized patents, $76.9 million in long-term investments held to maturity, $33.2 million in long-term marketable securities available for sale and $4.1 million of other long term assets, including net investments in privately held companies of $2.9 million and long-term deposits of $1.2 million. In addition to the original cost of these assets, their recorded value is impacted by a number of management estimates that are determined based on our judgment, including estimated useful lives and salvage values. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets have been impaired. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimations of the fair market value of the assets, and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations and estimated salvage values. For the three months ended September 26, 2004, we recorded impairment charges equal to $78,000 for certain equipment that we identified as obsolete and disposed of and for patents that we abandoned.

We also review our capitalized patent portfolio and record impairment charges when circumstances warrant, such as when issued patents have been abandoned or patent applications are no longer being pursued.

Accounting for Marketable and Non-Marketable Equity Securities. From time to time, we make strategic investments in the equity securities of privately held companies. Since we do not have the ability to exercise significant influence over the operations of these companies, these investment balances are carried at cost and accounted for using the cost method of accounting. The shares of stock we received in these investments are not presently publicly traded and there is no other established market value for these securities. We have a policy in place to estimate the fair value of these investments on a regular basis in order to evaluate the carrying value of such investments. This policy includes, but is not limited to, reviewing each company’s cash position, estimates of the company’s market capitalization based on recent financing transactions, its earnings and revenue outlook, operational performance, management or ownership changes and competition. The evaluation process is based on information that we are provided by the privately held companies. Since these companies are not subject to the same disclosure regulations as U.S. public companies, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If the carrying value of an investment is determined to be an amount in excess of our estimate of fair value, and we have determined that the decline is other-than-temporary, it is our policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on our consolidated statements of income. Estimating the fair value of non-marketable investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. There were no adjustments made to investment losses on our consolidated statements of income during the three months ended September 26, 2004 and September 28, 2003 relating to our investments in privately held companies.

From time to time, we evaluate strategic opportunities and potential investments in complementary businesses, and as a result we may invest in marketable equity securities. We classify marketable securities that are not trading or held-to-maturity securities as available-for-sale. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity on the consolidated balance sheets.

Realized gains and losses are recognized when realized upon sale or disposition. Declines in value that are deemed to be other-than-temporary in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), are recorded as an investment loss on our consolidated statements of income. We have a policy in place to review our equity holdings on a periodic basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy requires, among other things, a review of each company’s cash position, stock price performance, liquidity, ability to raise capital and any management changes. Based on this review, if we believe that an other-than-temporary decline exists in the value of one of our marketable equity securities, it is our policy to write-down these equity investments to the market value. In addition, we record a write-down for investments in publicly held companies for an other-than-temporary impairment any time the market price of the security has remained below our average cost for two consecutive fiscal quarters, unless strong positive evidence exists that makes it clear that an other-than-temporary write-down would be inappropriate under the guidance of SFAS 115. Any related write-down would then be recorded as an investment loss on our consolidated statements of income.

As of June 27, 2004, we began accounting for our investment in the common stock of Color Kinetics as a marketable security that is available-for-sale under SFAS 115. Our investment in Color Kinetics is valued at $33.2 million, which represents the $12.7 million cost, plus a $20.5 million unrealized gain in the security based on the closing share price on September 24, 2004. As an available-for-sale security, any unrealized gain or loss is accounted for as a comprehensive income item in the equity section of the consolidated balance sheet and on the consolidated statement of shareholders’ equity and is not recorded through earnings. At September 28, 2003, we held no marketable equity securities.

Inventories. Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method for finished goods and work-in-progress accounts and using the average cost method for raw materials for the Cree segment. The Cree Microwave segment uses a standard cost inventory costing method. We evaluate our ending inventories for excess quantities, impairment of value and obsolescence on a monthly basis. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team and management estimates. We reserve for inventories on hand that are greater than twelve months old, unless there is an identified need for the inventory. In addition, we write off inventories that are considered obsolete based upon changes in customer demand, manufacturing process changes that result in existing inventory obsolescence or new product introductions, which eliminate demand for existing products. Remaining inventory balances are adjusted to approximate the lower of our manufacturing cost or market value. If future demand or market conditions are less favorable than our estimates, additional inventory write-downs may be required and would increase cost of revenue in the period the revision is made.

During the first quarter of fiscal 2004, we wrote down LED inventory by $531,000 to an estimated market value calculation. Some of these products were subsequently sold during the same quarter. We also reduced our reserve for certain wafer material products by $165,000 as products previously reserved for were selling more rapidly than anticipated.

Revenue Recognition and Accounts Receivable. Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. The majority of our products have shipping terms that are free on board (FOB) or free carrier alongside (FCA) shipping point, which means that we fulfill the obligation to deliver when the goods are handed over and into the charge of the carrier at our shipping dock. This means that the buyer bears all costs and risks of loss or damage to the goods from that point. The difference between FOB and FCA is that under FCA terms, the customer designates a shipping carrier of choice to be used. In certain cases, we ship our products cost insurance freight (CIF). Under this arrangement, revenue is recognized under FOB shipping point terms, however, we are responsible for the cost of insurance to transport the product as well as the cost to ship the product. For all of our sales other than those with CIF terms, we invoice our customers only for shipping costs necessary to physically move the product from our place of business to the customer’s location. The costs primarily consist of overnight shipping charges. We incur the direct shipping costs on behalf of the customer and invoice the customer to obtain direct reimbursement for such costs. We account for our shipping costs by recording the amount of freight that is invoiced to our customers as revenue, with the corresponding cost recorded as cost of revenue. For the three-month periods ended September 26, 2004 and September 28, 2003, we recognized $42,000 and $26,000, respectively, as revenue for shipping and handling costs. If inventory is maintained at a consigned location, revenue is recognized when our customer pulls product for its use and the title of the goods is transferred to the customer. We provide our customers with limited rights of return for non-conforming shipments and warranty claims for up to 36 months for Cree Microwave products and for lesser periods for Cree products. We record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition.

Certain of our sales arrangements provide for limited product exchanges and reimbursement of certain sales costs. For two customers, Sumitomo and OSRAM, we defer revenue equal to the levels specified in contractual arrangements and recognize the related revenue less any claims made against the reserves when the customer’s exchange rights expire and the deferred revenue reserves are released. The reserve expires no later than two quarters from the date of the original sale. In connection with our sales agreement with Sumitomo, such deferred revenue amounted to $6.6 million and $7.9 million as of September 26, 2004 and June 27, 2004, respectively. In connection with our agreement with OSRAM, such deferred revenue amounted to $531,000 and $471,000 as of September 26, 2004 and June 27, 2004, respectively.

Historically, we have experienced only nominal credit losses from customers’ inability to pay. Any uncollectibility of receivables is primarily due to returned products. Therefore, we record an allowance for sales returns at the time of sale. Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the actual amount and timing of our revenue for any period in which management made different judgments or utilized different estimates. The allowance for sales returns at September 26, 2004 and June 27, 2004 was $737,000 and $798,000, respectively.

Revenue from government contracts and certain private entities is recorded on the proportional performance method as contract expenses are incurred. Contract revenue represents reimbursement by various U.S. Government entities and other parties to aid in the development of new technology. The applicable contracts generally provide that we may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs relating to the activities to be performed by us under the contract are divided between the U.S. Government and us based on the terms of the contract. The government’s cost share is then paid to us. Activities performed under these arrangements include research regarding SiC and GaN materials and devices. The contracts typically require the submission of a written report that documents the results of such research, as well as some material deliverables.

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

Valuation of Deferred Tax Assets and Liabilities. As of September 26, 2004, we had $2.6 million recorded as a short-term deferred tax asset and $8.3 million as a long-term deferred tax liability. This asset was recorded as a result of tax benefits associated with write-downs and reserves recorded for accounts receivable and inventory reserves that are deferred for tax purposes. The liability provides for amounts due as a result of the timing difference for depreciation between book and tax purposes being offset by deferred tax benefits associated with write-downs taken for goodwill and other intangible assets, other-than-temporary charges taken on our investments and other write-downs taken in prior years. We have a reserve for taxes that may become payable in the future included in deferred tax liabilities. A valuation allowance has been established on capital loss carryforwards and unrealized losses on certain securities as we believe that it is more likely than not that the tax benefits of the items will not be realized.

It is our policy to establish reserves for taxes that may become payable in future years, and we currently have a reserve of $8.5 million for such deferred tax liabilities. We establish the reserves based upon management’s assessment of exposure associated with the tax return deduction. We analyze the tax reserves at least annually and make adjustments as events occur that warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return lapses, we reduce the reserve associated with that period. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, we make appropriate adjustments to our tax reserve. The tax reserve was unchanged in the three month period ended September 26, 2004.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2004, which contained a discussion of our accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

The following table shows our consolidated statements of income data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 26, 2004	Three Months Ended September 28, 2003
Revenue:
Product revenue, net	94.0%	89.4%
Contract revenue, net	6.0	10.6

Total revenue	100.0	100.0

Cost of Revenue:
Product revenue, net	39.6	49.1
Contract revenue, net	4.4	8.3

Total cost of revenue	44.0	57.4

Gross margin	56.0	42.6

Operating expenses:
Research and development	11.5	12.6
Sales, general and administrative	8.0	11.9
Other expense	0.1	—

Income from operations	36.4	18.1

Gain on investments in marketable securities	0.1	—
Interest income, net	1.2	1.3

Income before income taxes	37.7	19.4
Income tax expense	12.2	6.0

Net income	25.5%	13.4%

Three Months Ended September 26, 2004 and September 28, 2003

Revenue. Revenue increased 45% to $95.9 million in the first quarter of fiscal 2005 from $66.2 million in the first quarter of fiscal 2004. Higher revenue was primarily attributable to greater product revenue, which increased 52% to $90.2 million in the first quarter of fiscal 2005 from $59.2 million in the first quarter of fiscal 2004. Much of the increase in revenue resulted from significantly higher unit shipments of our LED products, which increased 51% in the first quarter of fiscal 2005 as compared to the prior year period. The greater LED shipments resulted from stronger demand from our customers for a variety of applications, including mobile phones. LED revenue was $78.9 million and $50.6 million, for the first quarter of fiscal 2005 and 2004, respectively. The most significant increase in revenue in the first quarter of fiscal 2005 came from sales to Sumitomo as a result of strong end customer demand in Japan.

Our LED revenue increased 56% in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 and made up 82% of our total revenue for the quarter. Our blended average LED sales price increased 3% as compared to the first quarter of fiscal 2004. This increase was primarily due to our customers purchasing more of our high-brightness products, which offer a higher average sales price. Our high-brightness product sales were 55% and 45% of LED revenues for the three months ended September 26, 2004 and September 28, 2003, respectively. Sales of high-brightness products were driven by demand for LEDs in white keypad applications, LCD backlights for cell phones, display, automotive and gaming applications.

Sales of our mid-brightness LED products grew in the first quarter of fiscal 2005 as our new thinner and lower voltage chips increased penetration into the markets for keypads for mobile phones and other applications. Shipments of our standard brightness products were also up slightly in the first quarter of fiscal 2005 in comparison to the prior year period and were used in automotive and indicator light applications. For the second quarter of fiscal 2005, we target that our overall LED revenue will be higher; however, our blended average sales price will decline sequentially due to a near term mix shift to mid-brightness products as production ramps up for the UT-230 chip, which has an average sales price at the low end of our LED product range. We are also implementing a more aggressive pricing strategy to take advantage of our target cost reductions from the three-inch LED wafer conversion and other projects to increase additional growth in future quarters.

SiC and GaN wafer and epitaxy revenue was $6.8 million and $5.4 million, for the first quarter of fiscal 2005 and 2004, respectively. Wafer revenue increased 25% over the prior year due to greater epitaxy wafer sales. As a result of this change in product mix, the average sales price increased 35% during the first quarter of fiscal 2005 as compared to the prior year period. Wafer revenue made up 7% of our total revenue in the first quarter of fiscal 2005. SiC materials revenue for gemstone use was $1.5 million and $1.3 million, for the first quarter of fiscal 2005 and 2004, respectively. Revenue from sales of our SiC materials for use in gemstones increased 15% during the first quarter of fiscal 2005 as compared to the prior year period due to improved yields of usable materials in our production of gemstone material. Revenue from gemstone materials was 2% of our total sales for the first quarter of fiscal 2005.

Revenue from Cree Microwave products was $1.4 million and $1.1 million, for the first quarter of fiscal 2005 and 2004, respectively. Cree Microwave revenue made up 1% of our total revenue for the first quarter of fiscal 2005. Revenue from these products increased 38% in the first quarter of fiscal 2005 over the comparable period of fiscal 2004 due to incremental orders from new customers for our LDMOS and module devices. Product sales mix for Cree Microwave products changed as LDMOS made up 68% and 41% of revenue for the first quarter of fiscal 2005 and fiscal 2004, respectively. Revenue attributable to bipolar devices was 24% and 40% for the first quarter of fiscal 2005 and 2004, respectively. Approximately 8% of Cree Microwave’s revenue was from engineering and other services for the first quarter of fiscal 2005 as compared to 19% for the first quarter of fiscal 2004. Overall, our average sales price for Cree Microwave was 31% lower compared to the prior fiscal year due to these changes in the product mix and annual price decreases. For fiscal 2005, we target higher revenue for Cree Microwave. Contract revenue was 6% of total revenue for the first quarter of fiscal 2005. Contract revenue decreased 19% during the first quarter of fiscal 2005 compared to the same period of fiscal 2004 due to a slow down of spending on contracts nearing completion. Additionally, in the first quarter of fiscal 2004 we received $529,000 in funding for a contract that was completed in a prior period. During the first quarter of fiscal 2005, we received $337,000 from a third party for a license fee for certain technology that we own. This licensed technology is not part of our core technology employed to generate product sales.

Gross Profit. Gross profit increased 90.2% to $53.7 million in the first quarter of fiscal 2005 from $28.2 million in the prior year comparative period. Compared to the prior year period, gross margins increased from 43% to 56% of revenue. The increase was driven by LED chips, where blended average selling prices were 3% higher and costs were reduced by 26% over the same period of fiscal 2004. During the first quarter for fiscal 2005, we benefited from a highly utilized factory, a number of productivity improvements, as well as a reduction in variable costs, which generated the cost decline. In the first quarter of fiscal 2004, gross profit included a $531,000 write down of LED inventory to market value that was partly offset by a $165,000 reduction in wafer inventory reserves. Our power, microwave and gemstone margins all benefited from a combination of volume, yield and productivity improvements in the first quarter of fiscal 2005 compared to the same period last year.

Negative gross profits were $1.3 million for our Cree Microwave segment during the first quarter of fiscal 2005 as compared to negative gross profits of $1.7 million recorded during the first quarter of fiscal 2004. Higher revenue improved the financial results of this segment.

Wafer costs for our materials sales were 79% higher in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 due to the higher mix of epitaxy products and a $165,000 reduction in wafer inventory reserves recorded in the first quarter of fiscal 2004. Contract margins increased from 22% in the first quarter of fiscal 2004 to 25% in the first quarter of fiscal 2005 due to the recognition of $337,000 in contract revenue for the license fee. We target contract margins of approximately 20% for the remainder of the fiscal year.

As of the end of the first quarter of fiscal 2005, approximately 10% of our LED wafer production was manufactured from three-inch products. We target to convert the majority of our LED production to three-inch wafers by the end of fiscal year 2005.

Research and Development. Research and development expenses increased 32% in the first quarter of fiscal 2005 to $11.0 million from $8.3 million in the first quarter of fiscal 2004. The increase in research and development spending supported our three-inch process development, our thin chip products, X-class and power chip LEDs, our XLamp™ high power packaged LEDs and other high brightness LED research programs. In addition, we funded ongoing development for higher power/higher linearity RF and microwave devices, near UV laser devices and higher power diodes/switches.

Sales, General and Administrative. Sales, general and administrative expenses decreased 3% in the first quarter of fiscal 2005 to $7.7 million from $7.9 million in the first quarter of fiscal 2004. The decreased expenses in the first quarter of fiscal 2005 were primarily related to decreased legal costs. The first quarter of fiscal 2004 included $1.8 million in legal expenses associated with the Hunter and class action litigation and related matters, including the cost of an investigation by a special committee of our Board of Directors. These savings were partly offset by rising costs associated with the growth of our business and higher public company expenses, including work performed in preparation for the Sarbanes-Oxley section 404 implementation. In addition, the expenses for the employee profit sharing program are now distributed into the respective cost centers rather than being reflected as sales, general and administrative expense.

Other Operating Expense. Other operating expense increased to $78,000 in the first quarter of fiscal 2005 as compared to $3,000 in the first quarter of fiscal 2004. The first quarter of fiscal 2005 included a $49,000 equipment write-down to fair market value relating to equipment being disposed of and a $55,000 write-off relating to certain patent applications being abandoned, which was partly offset by a $26,000 gain on the disposal of old equipment.

Gain on Investments in Marketable Securities. Gain on investments in marketable securities increased to $118,000 in the first quarter of fiscal 2005 from $0 in the first quarter of fiscal 2004. These gains resulted from the sale of a portion of our portfolio investments.

Interest Income, net. Interest income, net increased 29% to $1.1 million in the first quarter of fiscal 2005 from $892,000 in the first quarter of fiscal 2004. The increase from the comparative period in the prior year resulted primarily from having a higher amount of liquid cash over the period. Available cash has increased to $253 million in the first quarter of fiscal 2005 from $195 million in the first quarter of fiscal 2004 due to higher profitability generated by our business.

Income Tax Expense. Income tax expense for the first quarter of fiscal 2005 was $11.8 million compared to a $4.0 million tax expense recorded in the first quarter of fiscal 2004. Our effective income tax rate was 32.5% for the first quarter of fiscal 2005 compared to a 31% rate during the comparative period in fiscal 2004 due to our higher overall profitability and the timing of the passage of federal tax legislation for Federal Research and Development tax credits. At this time, we currently target that our fiscal year 2005 effective tax rate will be approximately 32%. However, this position may change as we are still evaluating our tax provision impact from the American Jobs Creation Act of 2004, which includes anticipated declines in our corporate tax ceiling rate balanced with reduced tax benefits associated with our foreign sales, and other factors.

Liquidity and Capital Resources

We have funded our operations, to date, through sales of equity, bank borrowings and from product and contract gross profits. As of September 26, 2004, we had working capital of $194.4 million, including $176.0 million in cash, cash equivalents and short-term investments held to maturity. As of September 26, 2004, we held investments of $76.9 million in long-term securities held to maturity in order to receive a higher interest rate on our cash and investments. Operating activities generated $53.8 million in the first quarter of fiscal 2005 compared with $18.5 million generated in the comparable period in fiscal 2004. This increase was primarily attributable to our operating results being more profitable in fiscal 2005 than fiscal 2004 as net income almost tripled to $24.4 million. During the first quarter of fiscal 2005, we generated $13.1 million from changes in our working capital. Our days sales outstanding was 37 days as of September 26, 2004 based on our monthly revenue profile calculation; however, we expect that our accounts receivable balance will increase in the future due to market conditions. Depreciation and amortization increased by $3.0 million in the first quarter of fiscal 2005 over the first quarter of fiscal 2004 due to new equipment purchased. Inventories increased by $3.4 million to better serve the needs of our customers. Additionally, our income tax payable grew by $11.5 million due to the tax provision we recorded on our pre-tax income of $36.2 million.

Cash used by investing activities in the first quarter of fiscal 2005 was $41.0 million. Net investments of $5.4 million were made in securities held to maturity and $34.7 million was invested in property and equipment. The majority of the increase in spending was due to new equipment additions to increase manufacturing capacity in our crystal growth, epitaxy, clean room and package and test and XLamp product manufacturing areas. Finally, we invested $921,000 in patent prosecution.

Cash provided by financing activities included the receipt of $4.3 million for the exercise of stock options.

At this time, we target approximately $100 to $120 million in capital spending in fiscal 2005, which is greater than fiscal 2004. The capital additions will be primarily for equipment to increase our LED chip production capacity and continued investment in the high power packaged LED XLamp line. We also target to spend at least $300 million in capital improvements over the next five years. We anticipate that cash from operations will fund the majority of our expenditures. We target that our cash from operations will be higher in fiscal 2005 than it was in fiscal 2004 due to higher profitability resulting from greater targeted revenue. Therefore, we plan to meet the cash needs for the business for fiscal 2005 through cash from operations and cash on hand. We also anticipate that long term cash needs will be met with cash flow from operations or cash on hand over the next two fiscal years. Actual results may differ from our targets for a number of reasons as we discuss herein. We may also issue additional shares of common stock for the acquisition of complementary businesses or other significant assets. From time to time, we evaluate potential acquisitions in complementary businesses as strategic opportunities and anticipate continuing to make such evaluations.

As of September 26, 2004, our cash and cash equivalents and short-term investments held to maturity accounts combined increased by $17.8 million or 11% over balances reported as of June 27, 2004 due to increased cash flow from operations and working capital management. Our accounts receivable balance decreased by $1.7 million or 4% over the accounts receivable balance as of June 27, 2004. Our revenue in the first quarter of fiscal 2005 was $95.9 million, which was 6% higher than the fourth quarter of fiscal 2004 revenue of $90.9 million. Our property and equipment has also increased by $34.7 million or 13% since June 27, 2004 due to investments made to expand production capacity. These investments are intended to aid us in meeting current and what we view as increasing future customer product demands on a cost-effective basis. Our greater property investment will also result in higher depreciation expense. Net deferred income taxes remained unchanged for the quarter. Our income taxes payable grew $11.5 million due to our 32.5% tax provision on our pre-tax income of $36.2 million. Inventory increased by $3.4 million since June 27, 2004 due to higher sales and scaling up our factory to meet customer requirements. Marketable securities available for sale increased by $11.2 million or 51% since the end of fiscal 2004 due to the increase in the unrealized gain of our Color Kinetics investment, based on the closing stock price as of September 24, 2004 and June 25, 2004. The cumulative unrealized holding gain is $20.5 million as of September 26, 2004. Our deferred revenue account decreased by $1.3 million to $7.1 million at September 26, 2004 as a result of the terms of our agreements with Sumitomo and OSRAM, which require us to establish reserves at the time we ship LED products to Sumitomo and OSRAM based upon a percentage of the total purchase price of such products.

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

Although we experienced significant revenue and earnings growth in the past year, we may not be able to sustain such growth or maintain our margins, and we may experience significant fluctuations in our revenue, earnings and margins in the future. For example, historically, the prices of our LEDs have declined based on market trends. We attempt to maintain our margins by constantly developing improved or new products, which command higher prices, or by lowering the cost of our LEDs. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

•	our ability to develop, manufacture and deliver products in a timely and cost-effective manner;

•	variations in the amount of usable product produced during manufacturing (our “yield”);

•	our ability to improve yields and reduce costs in order to allow lower product pricing without margin reductions;

•	our ability to ramp up production for our new products;

•	our ability to convert our substrates used in our volume manufacturing to larger diameters;

•	our ability to produce higher brightness and more efficient LED products that satisfy customer design requirements;

•	our ability to develop new products to specifications that meet the evolving needs of our customers;

•	our ability to generate customer demand for our LDMOS products and ramp up production of those products accordingly;

•	changes in demand for our products and our customers’ products;

•	effects of an economic slow down on consumer spending on such items as cell phones, electronic devices and automobiles;

•	changes in the competitive landscape, such as higher brightness LED products, higher volume production and lower pricing from Asian competitors;

•	average sales prices for our products declining at a greater rate than anticipated;

•	changes in the mix of products we sell may vary significantly;

•	other companies’ inventions of new technology that may make our products obsolete;

•	product returns or exchanges that could impact our short-term results;

•	changes in purchase commitments permitted under our contracts with large customers;

•	changes in production capacity and variations in the utilization of that capacity;

•	disruptions of manufacturing as a result of damage to our manufacturing facilities from causes such as fire, flood or other casualties, particularly in the case of our single site for SiC wafer and LED production;

•	our policy to fully reserve for all accounts receivable balances that are more than 90 days past due, which could impact our short-term results; and

•	changes in Federal budget priorities could adversely affect our contract revenue.

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

Some of our customers package our blue LEDs with a phosphor coating to create white LEDs. Nichia Corporation (Nichia) currently has the majority of the market share for white LEDs because it has developed a white LED lamp product that includes an efficient phosphor solution to create a bright white output and it has a number of patents that cover portions of the technology. The phosphor solutions that our customers use in their products are not generally as efficient as the phosphor solution that Nichia uses in its products. As a result, the white LEDs that our customers produce historically have not been as bright as Nichia’s white LEDs. We are assisting our customers in their efforts to develop or gain access to more competitive phosphor solutions. Even if our customers are able to develop or secure more competitive phosphor solutions, there can be no assurance that they will be able to compete with Nichia, which has an established market presence. Growth in sales of our high-brightness LED chips used in white light applications is dependent upon our customers’ ability to develop, secure and implement more competitive phosphor solutions.

We are highly dependent on trends in mobile appliances to drive a substantial percentage of LED demand.

Our results of operations could be adversely affected by reduced customer demand for LED products for use in mobile appliances. In the first quarter of fiscal 2005, we derived nearly one-half of our LED revenue and approximately 40% of our overall revenue from sales of our products into mobile appliance applications. Our design wins are spread over numerous models and customers. Our ability to maintain or increase our LED product revenue depends in part on the number of models into which our customers design our products and the overall demand for these products. Also, design cycles in the handset industry are short and demand is volatile, which makes production planning difficult to forecast.

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

If our yields decrease, our margins could decline and our operating results would be adversely affected. In the past, we have experienced difficulties in achieving acceptable yields on new products, which has adversely affected our operating results. We may experience similar problems in the future, and we cannot predict when they may occur or their severity. For example, we may encounter short-term yield challenges in our LED production as we convert the majority of our production from two-inch wafers to three-inch wafers over the course of this fiscal year. In some instances, we may offer products for future delivery at prices based on planned yield improvements. Reduced yields or failure to achieve planned yield improvements could significantly affect our future margins and operating results.

The markets in which we operate are highly competitive and have evolving technology standards.

The markets for our LED, RF and microwave and power semiconductor products are highly competitive. In the LED market, we compete with companies that manufacture or sell nitride-based LED chips as well as those that sell packaged LEDs. Competitors are offering new UV, blue, green and white LEDs with aggressive prices and improved performance. In the RF power semiconductor field, the products manufactured by Cree Microwave compete with products offered by substantially larger competitors who have dominated the market to date based on product quality and pricing. The market for SiC wafers is also becoming competitive as other firms in recent years have begun offering SiC wafer products or announced plans to do so. We also expect significant competition for our other products, such as those for use in microwave communications and power switching.

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

We and certain of our officers and current or former directors are defendants in pending litigation (as described in “Part II, Item 1. Legal Proceedings” of this report) that alleges, among other things, violations of federal securities laws. Defending against existing and potential securities and class action litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

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

Our future success will depend on our ability to develop new SiC and GaN solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner, and we must secure production orders from our customers. The development of new SiC and GaN products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Products currently under development include larger, higher quality substrates and epitaxy, high power RF and microwave devices in both SiC and GaN, SiC power devices, near UV laser diodes, higher brightness, thinner LED products and high power packaged LEDs. The successful development and introduction of these products depends on a number of factors, including the following:

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

Revenues of our Cree Microwave segment will depend on our ability to attract new customers for our LDMOS products. Due to the current market environment for microwave devices and the lengthy customer design-in and qualification process for our LDMOS products, it may take many quarters to develop new customers for our Cree Microwave segment and we may not succeed in doing so. Until we develop sufficient new business for Cree Microwave’s products, our expenses for this segment will exceed its revenues. Although we are considering strategic alternatives with respect to our Cree Microwave business, we cannot predict whether we will be able to enter into any suitable arrangement.

We depend on a few large customers, and our revenues can be affected by their contract terms.

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them. The concentration of our revenues with a few large customers makes us particularly susceptible to on factors affecting those customers. For example, if demand for their products decreases, they may limit or stop purchasing our products and our operating results could suffer. In addition, our Sumitomo contract provides that Sumitomo may decrease its purchase commitment or terminate the contract if its inventory of our products reaches a specified level. In general, the success of our relationships with our customers is subject to a number of factors, including the current dynamics of the overall market. For example, if some of our competitors were to license technology or form alliances with other parties, our business may be impacted.

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

We will spend substantial amounts of money in supporting our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development and administrative support. If we cannot attract qualified people or manage growth effectively, our business, operating results and financial condition could be adversely affected. Conversely, if the product demand from our customers does not expand as projected by us, we may sustain lower margins, as we will incur higher costs associated with the greater capacity that has been added recently and would not be used.

Performance of our investments in other companies could negatively affect our financial condition.

From time to time, we have made investments in public and private companies that engage in complementary businesses. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition as reflected in our consolidated balance sheets. In addition, if the decline in value is determined to be other-than-temporary, the related write-down could have a material adverse effect on our reported net income. For example, in the fourth quarter of fiscal 2002 we recorded a non-operating charge of $22 million (pre-tax) relating to the declines in the value of equity investments determined to be other-than-temporary as a result of continued depressed market conditions. On September 26, 2004, we held interests in one public company as well as several private companies. Each of these investments is subject to the risks inherent in the business of the company in which we have invested and to trends affecting the equity markets as a whole. Our private company investments are subject to additional risks relating to the limitations on transferability of our interests due to the lack of a public market and to other transfer restrictions. Our investment in a publicly held company exposes us to market risks and could be subject to contractual limitations on transferability. For example, we are restricted from selling our shares in Color Kinetics for a period of 180 days from June 22, 2004, the date of their initial public offering. As a result, we may not be able to reduce the size of our positions or liquidate our investments when we deem appropriate to limit our downside risk.

Our manufacturing capacity may not be sufficient to keep up with customer demand.

We experienced significant growth in fiscal 2004 and are operating near capacity for LED products. Although we are taking steps to address our manufacturing capacity concerns, if we are not able to increase our capacity quickly enough to respond to customer demand, if our expansion plans are not adequate enough to address our capacity constraints or if ramping up new capacity costs more than we anticipate, our business and results of operation could be adversely affected.

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

Changes in Federal budget priorities could adversely affect our contract revenue. Historically, government agencies and other customers have funded a significant portion of our research and development activities. Government contracts are subject to the risk that the government agency may not appropriate and allocate all funding contemplated by the contract. In addition, our government contracts generally permit the contracting authority to terminate the contracts for the convenience of the government, and the full value of the contracts would not be realized if they are prematurely terminated. Furthermore, we may be unable to incur sufficient allowable costs to generate the full estimated contract values, and there is some risk that any technologies developed under these contracts may not have commercial value. If government and customer funding is discontinued or reduced, our ability to develop or enhance products could be limited, and our business, results of operations and financial condition could be adversely affected.

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

The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases our products may contain undetected defects or flaws that only become evident after shipment. We have experienced product quality, performance or reliability problems from time to time. Defects or failures may occur in the future. If failures or defects occur, we could:

•	lose revenue;

•	incur increased costs, such as warranty expense and costs associated with customer support;

•	experience delays, cancellations or rescheduling of orders for our products;

•	write down existing inventory; or

•	experience product returns.

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

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions. For example, in fiscal 2004 we acquired the gallium nitride substrate and epitaxy business of ATMI, Inc. If we choose to make an acquisition, we face certain risks, such as failure of the acquired business in meeting our performance expectations, diversion of management attention, retention of existing customers of the acquired business and difficulty in integrating the acquired business’s operations, personnel and financial and operating systems into our current business. We may not be able to successfully address these risks or any other problems that arise from our recent or future acquisitions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition could adversely affect our business, results of operations and financial condition.

These or other factors could adversely affect our future operating results and margins. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price may decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 26, 2004, we held a long-term investment in the equity securities of Color Kinetics, which is treated for accounting purposes under SFAS 115 as available-for-sale securities. This investment is carried at fair market value based upon quoted market price of that investment as of September 24, 2004, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

It is our policy to write down these types of equity investments to their market value and record the related write down as an investment loss on our consolidated statements of operations if we believe that an other-than-temporary decline existed in our marketable equity securities. As of September 26, 2004, we do not believe that an other-than-temporary decline existed in our investment in Color Kinetics as the market value of the security was above our cost. This investment is subject to market risk of equity price changes. The fair market value of this investment as of September 26, 2004, using the closing sale price as of September 24, 2004, was $33.2 million.

As of September 26, 2004, we hold investments in the equity of private companies valued at $2.9 million. An adverse movement of equity market prices would likely have an impact on our investments in private companies, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions could negatively affect the prospects for the private companies we have invested, their ability to raise additional capital and the likelihood of our being able to realize gains on these investments through liquidity events such as initial public offerings, mergers and private sales.

We hold and expect to continue to consider investments in minority interests in companies having operations or technology in areas within our strategic focus. We generally are not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid and do not fluctuate substantially from stated values. Many of our investments are in early stage companies or technology companies where operations are not yet sufficient to establish them as profitable concerns. One of our investments is in a publicly traded company whose share prices are subject to market risk. Management continues to evaluate its investment positions on an ongoing basis. See the footnote, “Investments” in the consolidated financial statements included in Part 1 Item 1 of this report for further information on our policies regarding investments in private and public companies.

We have invested some of the proceeds from our January 2000 public offering into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. These investments are A grade or better per our cash management investment policy. At September 26, 2004, we had $154.4 million invested in these securities. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported on our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair values and the amortized cost of these investments.

We currently have no debt outstanding.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. From time to time, we make changes to our internal controls over financial reporting that are intended to enhance the effectiveness of our internal controls and which do not have a material effect on our overall internal controls. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the first quarter of fiscal 2005 that we believe materially affected, or will be reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In re Cree, Inc. Securities Litigation

As reported in our Annual Report on Form 10-K for the fiscal year ended June 27, 2004, there is pending in the U.S. District Court for the Middle District of North Carolina a consolidated class action seeking damages for alleged violations of securities laws by the Company and certain of our officers and current and former directors. In February 2004, we moved that the court dismiss the consolidated amended complaint on the grounds that it failed to state a claim upon which relief can be granted and did not satisfy the pleading requirements under applicable law. On August 30, 2004, the court entered an order granting the motion to dismiss without prejudice and allotting 45 days for the plaintiffs to file an amended consolidated complaint. The plaintiffs filed a First Amended Consolidated Class Action Complaint on October 14, 2004, asserting essentially the same claims and seeking the same relief as in their prior complaint. The Company expects to file a motion to dismiss the Amended Complaint on or before November 15, 2004.

We believe that the claims set forth in the amended consolidated complaint are without merit. However, we are unable to predict the final outcome of these matters with certainty. Our failure to successfully defend against these allegations could have a material adverse effect on our business, financial condition and results of operations.

During the three months ended September 26, 2004, there were no other material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004. Please refer to Item 3 of the Form 10-K for a description of other material legal proceedings pending through September 26, 2004.

Item 6. Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

3.1	Amended and Restated Bylaws

10.1	2004 Long-Term Incentive Compensation Plan

10.2	Fiscal 2005 Management Incentive Compensation Plan

10.3	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Non-employee Directors (1)

10.4	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (1)

10.5	Charles M. Swoboda Employment Agreement (2)

10.6	Letter Agreement, dated September 10, 2004, between the Company, Sumitomo Corporation and Sumitomo Corporation of America (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference herein. Filed as an exhibit to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on October 7, 2004.
(2)	Incorporated by reference herein. Filed as an exhibit to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on October 19, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

Date: November 5, 2004	/s/ Cynthia B. Merrell
Cynthia B. Merrell
Chief Financial Officer and Treasurer
(Authorized Officer and Chief Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws

10.1	2004 Long-Term Incentive Compensation Plan

10.2	Fiscal 2005 Management Incentive Plan

10.3	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Non-employee Directors (1)

10.4	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (1)

10.5	Charles M. Swoboda Employment Agreement (2)

10.6	Letter Agreement, dated September 10, 2004, between the Company, Sumitomo Corporation and Sumitomo Corporation of America (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference herein. Filed as an exhibit to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on October 7, 2004.

(2)	Incorporated by reference herein. Filed as an exhibit to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on October 19, 2004.