Form 10-Q
period 2004-12-26
CREE INC
filed 2005-02-02
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share; as of January 13, 2005 was 76,522,889.

CREE, INC.

FORM 10-Q

For the Quarter Ended December 26, 2004

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 26, 2004	June 27, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,541	$81,472
Short-term investments held to maturity	82,446	76,691
Accounts receivable, net	53,732	47,766
Interest receivable	1,889	1,752
Inventories, net	25,110	19,428
Deferred income taxes	2,560	2,560
Prepaid expenses and other current assets	7,505	5,224

Total current assets	291,783	234,893

Property and equipment, net	324,182	273,342
Long-term investments held to maturity	85,692	72,730
Marketable securities available for sale	35,195	22,002
Patent and license rights, net	20,835	19,831
Other assets	2,187	5,202

Total assets	$759,874	$628,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$38,639	$25,102
Accrued salaries and wages	8,940	8,125
Deferred revenue	7,955	8,437
Income taxes payable	15,842	—
Other accrued expenses	1,900	3,318

Total current liabilities	73,276	44,982
Long-term liabilities:
Deferred income taxes	1,857	3,886

Total long-term liabilities	1,857	3,886

Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 26, 2004 and June 27, 2004; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at December 26, 2004 and June 27, 2004; 76,523 and 73,245 shares issued and outstanding at December 26, 2004 and June 27, 2004, respectively	95	91
Additional paid-in-capital	554,448	506,275
Other comprehensive income, net of taxes	13,609	5,627
Retained earnings	116,589	67,139

Total shareholders’ equity	684,741	579,132

Total liabilities and shareholders’ equity	$759,874	$628,000

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Revenue:
Product revenue, net	$91,446	$66,585	$181,632	$125,748
Contract revenue, net	6,005	6,099	11,716	13,147

Total revenue	97,451	72,684	193,348	138,895

Cost of revenue:
Product revenue, net	43,275	33,216	81,211	65,719
Contract revenue, net	5,053	5,623	9,344	11,115

Total cost of revenue	48,328	38,839	90,555	76,834

Gross profit	49,123	33,845	102,793	62,061

Operating expenses:
Research and development	11,428	8,336	22,443	16,662
Sales, general and administrative	7,827	7,868	15,487	15,781
Loss on disposal of property & equipment	248	143	326	146

Income from operations	29,620	17,498	64,537	29,472

Non-operating income:
Gain on investments in marketable securities	—	—	118	—
(Loss) on long-term investments	(1,992)	—	(1,992)	—
Other non-operating income	123	407	128	410
Interest income, net	1,139	945	2,288	1,837

Income before income taxes	28,890	18,850	65,079	31,719

Income tax expense	3,868	5,843	15,629	9,833

Net income	$25,022	$13,007	$49,450	$21,886

Earnings per share:
Basic	$0.33	$0.18	$0.66	$0.30

Diluted	$0.32	$0.17	$0.64	$0.29

Shares used in per share calculation:
Basic	75,383	74,206	74,443	74,190

Diluted	78,298	76,005	77,020	75,881

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Six Months Ended
	December 26, 2004	December 28, 2003
Operating activities:
Net income	$49,450	$21,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	32,222	25,551
Loss on disposal of property, equipment and patents	326	146
Gain on marketable securities	(118)	—
Write-down of long-term investments	1,992	—
Amortization of patent rights	803	387
Amortization of premium on securities held to maturity	1,229	1,574
Amortization of deferred compensation	—	382
Deferred income taxes	(6,034)	7,430
Changes in operating assets and liabilities:
Accounts and interest receivable	(6,103)	4,479
Inventories	(5,681)	918
Prepaid expenses and other assets	(2,282)	1,739
Accounts payable, trade	13,281	2,997
Accrued expenses and other liabilities	13,551	3,461

Net cash provided by operating activities	92,636	70,950

Investing activities:
Purchase and deposits for property and equipment	(82,525)	(37,400)
Purchase of securities held to maturity	(77,525)	(56,775)
Proceeds from maturities of securities held to maturity	57,697	47,042
Proceeds from sale of property and equipment	225	4
Increase in other long-term assets	47	—
Capitalized patent costs	(1,663)	(4,277)

Net cash used in investing activities	(103,744)	(51,406)

Financing activities:
Net proceeds from issuance of common stock	48,177	2,625
Repurchase of common stock	—	(11,522)

Net cash provided by (used in) financing activities	48,177	(8,897)

Net increase in cash and cash equivalents	37,069	10,647
Cash and cash equivalents:
Beginning of period	$81,472	$64,795

End of period	$118,541	$75,442

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,277	$2,295

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The consolidated balance sheet as of December 26, 2004, the consolidated statements of income for the three and six months ended December 26, 2004 and December 28, 2003, and the consolidated statements of cash flow for the six months ended December 26, 2004 and December 28, 2003 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flow at December 26, 2004, and for all periods presented, have been made. The consolidated balance sheet at June 27, 2004 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s fiscal 2004 Annual Report on Form 10-K. The results of operations for the period ended December 26, 2004 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc., and its wholly owned subsidiaries, Cree Microwave, Inc. (“Cree Microwave”), Cree Funding, LLC (“Cree Funding”), Cree Employee Services Corporation, Cree Technologies, Inc., CI Holdings, Limited, Cree Asia-Pacific, Inc., Cree Japan, Inc, Cree International Holdings Inc. and Cree Asia-Pacific Limited. Cree Funding was merged into Cree, Inc. effective June 27, 2004 and is no longer a stand-alone entity. Cree Technologies, Inc. merged into Cree, Inc. effective December 26, 2004 and is no longer a stand-alone entity. All material intercompany accounts and transactions have been eliminated in consolidation.

Business Segments

The Company operates in two business segments, Cree and Cree Microwave. The Cree segment incorporates its proprietary technology to produce wide bandgap compound semiconductors using silicon carbide (“SiC”) and group III nitrides (“GaN”) technology. Products from this segment are used in mobile appliances, automotive backlighting, indicator lamps, full color light emitting diode (“LED”) displays and other lighting applications as well as microwave and power applications. The Cree segment also sells SiC and GaN material products to corporate, government and university research laboratories and generates revenue from contracts with agencies of the U.S. Federal government and other parties.

The Cree Microwave segment designs, manufactures and markets a line of silicon-based laterally diffused metal oxide semiconductors (“LDMOS”) and bipolar radio frequency power semiconductors and modules, a critical component utilized in building power amplifiers for wireless infrastructure applications as well as products serving military and aeronautics markets.

Summarized financial information concerning the reportable segments as of and for the three and six months ended December 26, 2004 and December 28, 2003 is shown in the following table. There were no intercompany sales between the Cree segment and the Cree Microwave segment during the comparative periods. The “Other” column represents amounts excluded from specific segments such as interest income and gains or losses on the sale of marketable securities. In addition, the “Other” column also includes corporate assets such as cash and cash equivalents, short-term investments held to maturity, marketable securities, interest receivable and long-term investments held to maturity which have not been allocated to a specific segment.

As of and for the three months ended December 26, 2004 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statement of Income:

Product revenue, net	$89,932	$1,514	$—	$91,446
Contract revenue, net	6,005	—	—	6,005

Total revenue	95,937	1,514	—	97,451

Cost of revenue	45,177	3,151	—	48,328

Gross profit (loss)	50,760	(1,637)	—	49,123

Research and development	10,691	737	—	11,428
Selling, general and administrative	7,118	709	—	7,827
Other expense	248	—	—	248
Other non-operating income	123	—	—	123

Write-down of long-term investment	—	—	1,992	1,992
Income (loss) before income taxes	32,826	(3,083)	(853)	28,890
Depreciation and amortization	$16,763	$646	—	$17,409

Other Consolidated Financial Information:
Inventories, net	$23,409	$1,701	$—	$25,110
Property and equipment, net	322,029	2,153	—	324,182
Additions to property and equipment	47,868	—	—	47,868
Total assets	$429,055	$6,124	$324,695	$759,874

As of and for the three months ended December 28, 2003 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statement of Income:
Product revenue, net	$64,602	$1,983	$—	$66,585
Contract revenue, net	6,099	—	—	6,099

Total revenue	70,701	1,983	—	72,684

Cost of revenue	36,050	2,789	—	38,839

Gross profit (loss)	34,651	(806)	—	33,845

Research and development	7,343	993	—	8,336
Selling, general and administrative	7,191	677	—	7,868
Impairment of property and equipment	—	143	—	143
Other non-operating income	378	29	—	407
Income (loss) before income taxes	20,495	(2,590)	945	18,850
Depreciation and amortization	$12,623	$673	—	$13,296

Other Consolidated Financial Information:
Inventories, net	$16,043	$713	$—	$16,756
Property and equipment, net	252,639	10,590	—	263,229
Additions to property and equipment	19,113	143	—	19,256
Total assets	$335,200	$13,225	$235,097	$583,522

As of and for the six months ended December 26, 2004 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statement of Income:
Product revenue	$178,683	$2,949	$—	$181,632
Contract revenue	11,716	—	—	11,716

Total revenue	190,399	2,949	—	193,348

Cost of revenue	84,642	5,913	—	90,555

Gross profit (loss)	105,757	(2,964)	—	102,793

Research and development	20,683	1,760	—	22,443
Sales, general and administrative	13,957	1,530	—	15,487
Other expense	326	—	—	326
Other non operating income	128	—	—	128
Write-down of long-term investment	—	—	1,992	1,992
Income (loss) before income taxes	70,919	(6,254)	414	65,079
Depreciation and amortization	$31,724	$1,301	$—	$33,025

Other Consolidated Financial Information:
Additions to property and equipment	$81,693	$832	$—	$82,525

As of and for the six months ended December 28, 2003 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statement of Income:
Product revenue	$122,714	$3,034	$—	$125,748
Contract revenue	13,147	—	—	13,147

Total revenue	135,861	3,034	—	138,895

Cost of revenue	71,251	5,583	—	76,834

Gross profit (loss)	64,610	(2,549)	—	62,061

Research and development	14,672	1,990	—	16,662
Sales, general and administrative	14,442	1,339	—	15,781
Impairment of property & equipment	3	143	—	146
Other non operating income	381	29	—	410
Income (loss) before income taxes	35,874	(5,992)	1,837	31,719
Depreciation and amortization	$24,638	$1,300	$—	$25,938

Other Consolidated Financial Information:
Additions to property and equipment	$37,200	$200	$—	$37,400

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

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at December 26, 2004 and June 27, 2004 and the reported amounts of revenues and expenses during the three and six months ended December 26, 2004 and December 28, 2003. Actual amounts could differ from those estimates.

Earnings per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
	(In thousands, except per share amounts)
Net income	$25,022	$13,007	$49,450	$21,886
Weighted average common shares	75,383	74,206	74,443	74,190

Basic earnings per common share	$0.33	$0.18	$0.66	$0.30

Net income	$25,022	$13,007	$49,450	$21,886
Diluted weighted average common shares:
Common shares outstanding	75,383	74,206	74,443	74,190
Dilutive effect of stock options and warrants	2,915	1,799	2,577	1,691

Total diluted weighted average common shares	78,298	76,005	77,020	75,881

Diluted earnings per common share	$0.32	$0.17	$0.64	$0.29

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” these shares were not included in calculating diluted earnings per share. For the three and six months ending December 26, 2004, there were 1.8 million and 3.5 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive. For the three and six months ending December 28, 2003, there were 9.0 million and 8.4 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

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

As part of the acquisition, the Company has relocated the acquired GaN substrate and epitaxy business into its North Carolina operations. The Company originally established a $315,000 liability to cover relocation costs of employees and equipment in its quarter ended June 27, 2004. For the six months ended December 26, 2004, the Company has increased the liability by $256,000 to provide for costs to be incurred in vacating the business’s former location. The following table summarizes the changes in the Company’s relocation liability for the six months ended December 26, 2004:

For the Six Months Ended December 26, 2004
(in thousands)
Balance at June 27, 2004	$285
Additional relocation costs	256
Relocation costs incurred and/or paid	(329)

Balance at December 26, 2004	$212

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment. The majority of the Company’s products have shipping terms that are free on board (“FOB”) or free carrier alongside (“FCA”) shipping point, which means that the Company fulfills the obligation to deliver when the goods are handed over and into the charge of the carrier at the Company’s shipping dock. This means that the buyer bears all costs and risks of loss or damage to the goods from that point. The difference between FOB and FCA is that under FCA terms, the customer designates a shipping carrier of choice to be used. In certain cases, the Company ships its products cost insurance freight (“CIF”). Under this arrangement, revenue is recognized under FOB shipping point terms, however, the Company is responsible for the cost of insurance to transport the product as well as the cost to ship the product. For all of its sales other than those with CIF terms, the Company invoices its customers only for shipping costs necessary to physically move the product from its place of business to the customer’s location. The costs primarily consist of overnight shipping charges. The Company incurs the direct shipping costs on behalf of the customer and invoices the customer to obtain direct reimbursement for such costs. The Company accounts for its shipping costs by recording the amount of freight that is invoiced to its customers as revenue, with the corresponding cost recorded as cost of revenue. For the three and six-month periods ended December 26, 2004, the Company recognized $47,000 and $89,000, respectively, as revenue for shipping and handling costs. For the three and six-month periods ended December 28, 2003, the Company recognized $26,000 and $52,000, respectively, as revenue for shipping and handling costs. If inventory is maintained at a consigned location, revenue is recognized when the Company’s customer pulls product for its use and the title of the goods is transferred to the customer. The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims for up to 36 months for Cree Microwave products and for lesser periods for Cree products. The Company records a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition.

Certain of the Company’s sales arrangements provide for limited product exchanges and reimbursement of certain sales costs. For two customers, Sumitomo Corporation (“Sumitomo”) and OSRAM Opto Semiconductors GmbH (“OSRAM”), the Company defers revenue equal to the levels specified in contractual arrangements and recognizes the related revenue less any claims made against the reserves when the customer’s exchange rights expire and the deferred revenue reserves are released. The reserve expires no later than two quarters from the date of the original sale. In connection with the Company’s sales agreement with Sumitomo, such deferred revenue amounted to $7.4 million and $7.9 million as of December 26, 2004 and June 27, 2004, respectively. In connection with the Company’s agreement with OSRAM, such deferred revenue amounted to $519,000 and $471,000 as of December 26, 2004 and June 27, 2004, respectively.

Historically, the Company has experienced only nominal credit losses from customers’ inability to pay. Any uncollectibility of receivables is primarily due to returned products. Therefore, the Company records an allowance for sales returns at the time of sale. Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the actual amount and timing of the Company’s revenue for any period in which management made different judgments or utilized different estimates. The allowance for sales returns at December 26, 2004 and June 27, 2004 was $1,085,000 and $798,000, respectively.

Revenue from government contracts and certain private entities is recorded on the proportional performance method as contract expenses are incurred. Contract revenue represents reimbursement by various U.S. Government entities and other parties to aid in the development of new technology. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. The contract funding may be based on either a cost-plus or a cost-share arrangement. The revenue recognized under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus revenue is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs relating to the activities to be performed by the Company under the contract are divided between the U.S. Government and the Company based on the terms of the contract. The government’s cost share is then paid to the Company. Activities performed under these arrangements include research regarding SiC and GaN materials and devices. The contracts typically require the submission of a written report that documents the results of such research, as well as some material deliverables.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments held to maturity accounts and interest receivable, accounts payable and other liabilities approximate fair values at December 26, 2004 and June 27, 2004.

Investments

Investments are accounted for using the specific identification method and in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). This statement requires certain securities to be classified into three categories:

Securities Held-to-Maturity: Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

Trading Securities: Debt and equity securities that are bought and held principally for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

Securities Available-for-Sale: Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

As of December 26, 2004 and June 27, 2004, the Company held a long-term equity investment in the common stock of Color Kinetics, Incorporated (“Color Kinetics”). In fiscal 2001 and 2002, the Company purchased an aggregate of 2,202,442 shares of Color Kinetics stock in private investment rounds for an aggregate of $12.7 million. On June 22, 2004, the shares of Color Kinetics’ stock were approved for quotation on the Nasdaq National Market. The Company accounts for its shares in Color Kinetics as available-for-sale securities under SFAS 115. Accordingly, unrealized gains or losses on Color Kinetics’ shares are excluded from earnings and are recorded in other comprehensive income, net of tax. Management classifies the shares as a long-term investment as the Company has the intent and the ability to hold these shares. As of December 26, 2004 and June 27, 2004, the Company had recorded a cumulative unrealized capital gain on its investment in Color Kinetics of $22.5 million and $9.3 million, respectively, (or $13.6 million and $5.6 million, net of tax, respectively). The unrealized capital gain was based on the most recent closing stock price as of December 26, 2004 and June 27, 2004 to determine the fair market value of the Company’s investment of $35.2 million and $22.0 million, respectively. The Company was restricted from selling its shares in Color Kinetics for a period of 180 days from June 22, 2004, the date of Color Kinetics’ initial public offering. This restriction was lifted on December 22, 2004.

For the three months ended December 26, 2004, the Company has recorded a $7.9 million reduction in its income tax expense related to the unrealized capital gains on the Color Kinetics investment. In fiscal 2002, the Company recorded a capital loss associated with certain other marketable securities that was carried forward for tax purposes. However, the Company fully reserved the tax benefits associated with the loss because the benefits were required to be offset against a like kind unrealized capital gain. The increase in the market value of the Company’s investment in Color Kinetics was a like kind unrealized capital gain that the Company could offset against the fiscal 2002 loss carryforward, once the Company’s ability to transfer the stock was no longer contractually restricted. Therefore, a portion of the valuation allowance associated with the prior year capital loss was reversed in the second quarter of fiscal 2005. In future periods, the Company will be required to adjust its deferred tax asset valuation allowance in connection with any increase or decrease in the value of its investment in Color Kinetics, which could increase or decrease the income tax expense for the period.

As of December 26, 2004 and June 27, 2004, the Company had investments in the equity of privately held companies with carrying values of $933,000 and $2.9 million, respectively, for each period. These privately held investments were accounted for under the cost method and are included in “other assets” in the consolidated balance sheets. Since the Company does not have the ability to exercise significant influence over the operations of these companies, the investment balances are carried at cost and accounted for using the cost method of accounting. Because the shares of stock and stock warrants the Company has received in these investments are not publicly traded, there is no established market for these securities. The Company reviews the fair value of these investments on a regular basis to evaluate the carrying value of the investments. This review includes, but is not limited to, an analysis of the companies’ cash position, financing needs, earnings and revenue outlook, and operational performance. The evaluation process is based on information requested from the privately held companies by the Company. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If the Company determines that the carrying value of an investment is at an amount in excess of fair value, it is the Company’s policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on the Company’s consolidated statement of income. During the second quarter of fiscal 2005, the Company recorded a write-down of $2.0 million on one of its investments, representing the Company’s best estimate of other-than-temporary declines in value. This impairment charge was the “loss on long-term investments” included on the consolidated statements of income.

Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
	(In thousands)
Net income	$25,022	$13,007	$49,450	$21,886
Other comprehensive income:
Gain on available for sale securities, net of taxes	1,213	—	7,982	—

Comprehensive income	$26,235	$13,007	$57,432	$21,886

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

As of December 26, 2004, the Company maintained a $487,000 reserve for inventory. Of this total amount, $168,000 is attributable to the Cree Microwave segment and $319,000 is attributable to the Cree segment. During the three months ended December 26, 2004, Cree Microwave scrapped $114,000 of previously reserved products. The Company reduced the respective inventory reserves accordingly as of December 26, 2004.

The following is a summary of inventory (in thousands):

	December 26, 2004	June 27, 2004
Raw materials	$5,607	$4,227
Work-in-progress	10,035	8,083
Finished goods	9,955	7,813

	25,597	20,123
Inventory reserve	(487)	(695)

Total inventory, net	$25,110	$19,428

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records long-lived assets for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable. For the three and six months ended December 26, 2004, the Company recorded write-downs equal to $248,000 and $326,000, respectively, for certain equipment that the Company disposed of.

Patent and License Rights

Patent rights reflect costs incurred to enhance and maintain the Company’s intellectual property position. License rights reflect costs incurred to use the intellectual property of others. Both are amortized on a straight-line basis over the lesser of 20 years from the date of patent application or over the license period. The related amortization expense was $397,000 and $803,000 for the three and six months ended December 26, 2004, respectively. The related amortization expense was $204,000 and $387,000 for the three and six months ended December 28, 2003, respectively.

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

The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where the Company anticipates that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding as an offset of those expenses. For the three and six months ended December 26, 2004 and December 28, 2003, there were no contracts for which direct expenses exceeded funding.

Product Warranty Costs

Accrued expenses include amounts accrued for product warranty expenses at both the Cree, Inc. and Cree Microwave segments. Cree Microwave accrues 0.5% of product revenue as a warranty liability each month and maintains the reserve for 36 months after the date of sale pursuant to our warranty terms with our customers. The Cree segment records warranty expense up to 21 months based on an experience factor for product returns and pursuant to warranty terms with its customers. The following table summarizes the changes in the Company’s product warranty liability for the three and six-month periods ended December 26, 2004 and December 28, 2003 (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
	(In thousands)
Balance at beginning of period	$715	$346	$680	$341
Accruals for warranty expense	118	504	204	509
Reversals due to use or expiration of liability	(150)	(112)	(201)	(112)

Balance at end of period	$683	$738	$683	$738

Income Taxes

The Company has established an estimated tax provision based upon an effective rate of 13.4% and 24.0% for the three and six months ended December 26, 2004. The Company’s effective tax rate was 31% for the three and six months ended December 28, 2003. The estimated effective rate was based upon estimates of income for the fiscal year and projected differences between book and taxable income for the year. However, the actual effective rate may vary depending upon actual results compared to projected pre-tax book income for the year and other factors. Income taxes have been accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

During the second quarter of fiscal 2005, the Company’s income tax expense was reduced by an aggregate of $5.4 million of adjustments. As of December 26, 2004, the Company has a federal capital loss carryover of $39.8 million. The related deferred tax asset of $13.9 million was previously offset by a valuation allowance, since it was more likely than not that the Company could not utilize the capital loss carryover. Based on Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” the valuation allowance should be adjusted for any new realizable federal capital gains or losses. The contractual trading restrictions applicable to the Company’s investment in Color Kinetics expired on December 22, 2004. As a result, the $22.5 million unrealized federal capital gain related to the Company’s investment in Color Kinetics required a $7.9 million reversal of the valuation allowance, which decreased income tax expense for the three and six months ended December 26, 2004. Also, the Company increased the valuation allowance related to privately held investments by $697,000 resulting from the tax effect of the $2.0 million reserve that was recorded in the second quarter of fiscal 2005. Additionally, the Company increased income tax expense by $1.8 million for a settlement on state income taxes, estimated state tax rate changes and other adjustments.

Stock Options

The Company accounts for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company has adopted stock plans under which options for the purchase of common stock have been granted to employees and directors of the Company. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of the revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123”) (in thousands, except per share amounts):

	Three Months Ended December 26, 2004	Six Months Ended December 26, 2004
Net income, as reported	$25,022	$49,450
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,835)	(10,494)

Pro forma net income	$19,187	$38,956

Basic earnings per share, as reported	$0.33	$0.66
Pro forma basic net income per share	$0.25	$0.52
Diluted earnings per share, as reported	$0.32	$0.64
Pro forma diluted net income per share	$0.25	$0.51

	Three Months Ended December 28, 2003	Six Months Ended December 28, 2003
Net income, as reported	$13,007	$21,886
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	69	140
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,255)	(16,397)

Pro forma net income	$3,821	$5,629

Basic earnings per share, as reported	$0.18	$0.30
Pro forma basic net income per share	$0.05	$0.08
Diluted earnings per share, as reported	$0.17	$0.29
Pro forma diluted net income per share	$0.05	$0.07

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 during the three months ended December 26, 2004. The adoption of SFAS 151 did not have a material effect on the Company’s consolidated financial condition or results of operations.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (“Statement 123(R)”), (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than the first interim or annual period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on June 27, 2005, the beginning of its first quarter of fiscal 2006 using the modified-prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.1 million, $5.2 million, and $2.7 million in the fiscal years ended 2004, 2003 and 2002, respectively.

Contingencies

In re Cree, Inc. Securities Litigation

As reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004, there is pending in the U.S. District Court for the Middle District of North Carolina a consolidated class action seeking damages for alleged violations of securities laws by the Company and certain of its officers and current and former directors. In February 2004, the Company moved that the court dismiss the consolidated amended complaint on the grounds that it failed to state a claim upon which relief can be granted and did not satisfy the pleading requirements under applicable law. On August 30, 2004, the court entered an order granting the motion to dismiss without prejudice and allotting 45 days for the plaintiffs to file an amended consolidated complaint. The plaintiffs filed a First Amended Consolidated Class Action Complaint on October 14, 2004, asserting essentially the same claims and seeking the same relief as in their prior complaint. The Company has filed a motion to dismiss the Amended Complaint, which currently is pending. The Company also filed an early motion for summary judgment based on the statute of limitations. The court denied the motion without prejudice to the Company’s ability to re-file the motion, if necessary, at a later point in the litigation.

The Company believes that the claims set forth in the amended consolidated complaint are without merit. However, the Company is unable to predict the final outcome of these matters with certainty. The Company’s failure to successfully defend against these allegations could have a material adverse effect on its business, financial condition and results of operations.

During the three months ended December 26, 2004, there were no other material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004 and its Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004. Please refer to Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended June 27, 2004 and Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, respectively, for a description of other material legal proceedings.

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

Factors that could cause or contribute to such differences include: our ability to complete development and commercialization of products under development, such as our pipeline of brighter light emitting diodes (LEDs); our ability to lower costs; potential changes in demand; the risk that price stability, improved operational efficiencies, and the favorable product mix we have experienced will not continue; the risk that, due to the complexity of our manufacturing processes and the transition of production to three-inch wafers, we may experience production delays that preclude us from shipping sufficient quantities to meet customer orders or that result in higher production costs and lower margins; risks associated with the ramp up of our production for our new products; risks resulting from the concentration of our business among few customers, including the risk that customers may reduce or cancel orders or fail to honor purchase commitments; the rapid development of new technology and competing products that may impair demand or render our products obsolete; the potential lack of customer acceptance for our products; our ability to utilize tax loss carryforwards in future periods; and risks associated with our securities litigation. See “Certain Business Risks and Uncertainties” below, as well as other risks and uncertainties referenced in this report, for additional risk factors that could cause our actual results to differ.

Business Overview

We develop and manufacture semiconductor materials and electronic devices made from SiC, GaN, silicon and related compounds. The majority of our products are currently produced in our factory in Durham, North Carolina. We derive the largest portion of our revenue from the sale of blue and green LED chips. We currently offer LED chips at three brightness levels:

•	high-brightness blue, traffic green and true green products, which include our MegaBright®, XBright® and XThin® chips and our XB900™ and XB500™ power chip devices;

•	mid-brightness blue, traffic green and true green products, which include UltraBright®and UT230™ devices; and

•	standard brightness blue products.

Our LED chips are packaged by our customers and used by manufacturers as a lighting source for mobile appliances such as mobile phones, automotive dashboard lighting, indicator lamps, miniature white lights, indoor and outdoor full color displays, traffic signals and other lighting applications. Some of our customers package our blue LEDs in combination with phosphor to create white LEDs. In July 2004, we released a family of new high power packaged LEDs called XLamp™ products that are designed to compete with conventional lighting technology for certain specialty lighting applications. We currently are marketing these products for use in architectural lighting, appliance lighting, channel letters and reading lamps and target that future versions and derivatives of XLamp products will be used in emerging applications such as automotive headlamps and backlighting for large format liquid crystal display (LCD) screens. LED products represented 81% and 82% of our revenue for the three and six months ended December 26, 2004, respectively. LED products represented 78% and 77% of our revenue for the three and six months ended December 28, 2003, respectively.

We also derive revenue from the sale of semiconductor wafer products that our customers use for manufacturing LEDs and power devices or for research and development. Sales of these products represented 7% of our revenue for the three and six months ended December 26, 2004, respectively. Sales of wafer products represented 8% of our revenue for the three and six months ended December 28, 2003, respectively. We also sell SiC materials in bulk crystal form to Charles & Colvard, Ltd. (C&C) for use in gemstones. Sales of SiC crystals for gemstones represented 2% of our revenue for the three and six months ended December 26, 2004, respectively. Sales of SiC crystals for gemstones represented 1% and 2% of our revenue for the three and six months ended December 28, 2003, respectively. Our other products include SiC-based power and RF devices. We received 2% of our revenue from sales of power devices and SiC-based RF devices combined for the three and six months ended December 26, 2004, respectively. We received 2% of total revenue from sales of power devices and SiC-based RF devices combined for the three and six months ended December 28, 2003, respectively.

Through our Cree Microwave segment, based in Sunnyvale, California, we also develop and manufacture RF power transistors and modules using silicon technology. During the three and six months ended December 26, 2004, we received 2% and 1% of our revenue from sales from our Cree Microwave segment, respectively. During the three and six months ended December 28, 2003, we received 3% and 2% of our revenue from sales from our Cree Microwave segment, respectively.

The balance of our revenue was derived primarily from research funding under government contracts, which amounted to 6% for the three and six months ended December 26, 2004, respectively. For the three and six months ended December 28, 2003, revenue from contracts was approximately 8% and 9%, respectively. Under various programs, U.S. Government entities assist us in the development of new technology by funding our research and development efforts. Contract revenue includes funding for direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which we expect funding to exceed direct costs over the life of the contract. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract, we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses. For the three and six months ended December 26, 2004 and December 28, 2003, we did not have any contracts for which we anticipated direct costs to exceed funding over the life of the contract.

Product Overview

Our LED revenue and units sold increased 39% and 70%, respectively, in the second quarter of fiscal 2005 over the prior year comparative period. During the second quarter of fiscal 2005, our growth was led by strong sales of our newer products, including our UT230 and our high-brightness X-class products, as well as our MegaBright devices. Sales of high-brightness LEDs represented 52% of our LED revenue for the second quarter of fiscal 2005. Sales of mid-brightness products made up 42% of our LED revenue in the second quarter of fiscal 2005. During the second quarter of fiscal 2005, mobile phone applications led the demand for our UT230 chips, for use in blue keypads, and MegaBright and X-products, for use in white keypads and backlights for LCDs. Sales of our standard brightness products made up 6% of our LED sales during the second quarter of fiscal 2005.

We are focused on expanding our high-brightness product family with brighter blue and green products to enable us to increase use of our products in mobile appliance LCD backlight applications, which our customers have identified as a large near-term growth opportunity. We believe that we currently participate in a small percentage of this market. During the second quarter of fiscal 2005, we continued the conversion of our LED production process from two-inch to three-inch SiC wafers. During the second quarter, approximately 15% of our LED production was manufactured on three-inch wafers. During the second quarter of fiscal 2005, the progression to three-inch wafer production increased our costs as we worked through transition issues. Longer-term, we target cost savings from three-inch based products and therefore plan to continue to be aggressive with our pricing strategy to seek additional market share for our products. During the second quarter of fiscal 2005, our customer demand slowed in December for certain products and we had difficulty increasing production of X-class products to meet a shift in product mix desired by our customers.

In the first quarter of fiscal 2005, we released our XLamp 7090 series, which were the first products in our high power packaged LED family. In the second quarter of fiscal 2005, we released the XLamp 4550 series for smaller form factor applications and a brighter XLamp 7090 product. The XLamp products are being designed into several specialty lighting applications including architectural lighting, appliance lighting and channel letters. As automotive headlights, LED backlighting for large format LCD monitors and televisions, and other LED lighting applications emerge, we plan to position our packaged LED product family to serve these markets as well.

During the three months ended December 26, 2004, wafer product revenue increased 18% over the prior year period due to a significant increase in sales of certain wafer products with higher average sales prices. Revenue from the sale of SiC materials used in gemstones was 72% greater in the second quarter of fiscal 2005 as compared to the prior year period due to higher unit sales and improved yields. Revenue from silicon-based microwave products decreased 24% in the second quarter of fiscal 2005 as compared to the prior year period. Contract revenue decreased 2% for the three months ended December 26, 2004 over the prior year period due to the timing of funding for certain programs.

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

Valuation of Long-Lived Assets. We have approximately $468.1 million of long-lived assets as of December 26, 2004, including approximately $345.0 million related to fixed assets and capitalized patents and license rights, $85.7 million in long-term investments held to maturity, $35.2 million in long-term marketable securities available for sale and $2.2 million of other long term assets, including net investments in privately held companies of $900,000 and long-term deposits of $1.2 million. In addition to the original cost of these assets, their recorded value is impacted by a number of management estimates that are determined based on our judgment, including estimated useful lives and salvage values. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets have been impaired. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimations of the fair market value of the assets, and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations and estimated salvage values. For the three and six months ended December 26, 2004, we recorded write-downs equal to $248,000 and $326,000, respectively, for the disposal of certain equipment.

We also review our capitalized patent portfolio and record impairment charges when circumstances warrant, such as when issued patents have been abandoned or patent applications are no longer being pursued.

Accounting for Marketable and Non-Marketable Equity Securities. From time to time, we make strategic investments in the equity securities of privately held companies. Since we do not have the ability to exercise significant influence over the operations of these companies, the investment balances are carried at cost and accounted for using the cost method of accounting. Because the shares of stock that we receive in these investments are not publicly traded, there is no established market for these securities. We review the fair value of these investments on a regular basis to evaluate the carrying value of the investments. This review includes, but is not limited to, an analysis of the companies’ cash position, financing needs, earnings and revenue outlook, and operational performance. The evaluation process is based on information requested from the privately held companies by us. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we determine that the carrying value of an investment is at an amount in excess of fair value, it is our policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on our consolidated statement of income. During the second quarter of fiscal 2005, we recorded a write-down on our investment in a privately held company of $2.0 million pre-tax, representing our best estimate of other-than-temporary declines in value. This impairment charge was included as an “other non-operating loss” on the consolidated statements of income. Our investment in this company was written down to reflect the fair value based on our evaluation of the company’s financial results and a third party proposal to purchase our investment. There were no adjustments made to investment losses on our consolidated statements of income during the three and six months ended December 28, 2003 relating to our investments in privately held companies.

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

As of June 27, 2004, we began accounting for our investment in the common stock of Color Kinetics as a marketable security that is available-for-sale under SFAS 115. Our investment in Color Kinetics is valued at $35.2 million, which represents the $12.7 million cost, plus a $22.5 million unrealized gain in the security based on the closing share price on December 24, 2004. As an available-for-sale security, any unrealized gain or loss is accounted for as a comprehensive income item in the equity section of the consolidated balance sheet and on the consolidated statement of shareholders’ equity and is not recorded through earnings. At December 28, 2003, we held no marketable equity securities. For the three months ended December 26, 2004, we recorded a $7.9 million reduction in our income tax expense related to the unrealized gains on our Color Kinetics investment. In fiscal 2002, we recorded a capital loss associated with certain other marketable securities that was carried forward for tax purposes. However, we fully reserved the tax benefits associated with the loss because the benefits were required to be offset with a like kind capital gain. The increase in the market value of our investment in Color Kinetics was a like kind unrealized gain that we could offset against the fiscal 2002 loss carryforward, once our ability to transfer the stock was no longer contractually restricted. Therefore, a portion of the valuation allowance associated with the prior year capital loss was reversed in the second quarter of fiscal 2005, following expiration of the lock-up. In future periods, we will be required to adjust our deferred tax asset valuation allowance in connection with any increase or decrease in the value of our investment in Color Kinetics, which could increase or decrease the income tax expense recorded for each quarter.

Inventories. Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method for finished goods and work-in-progress accounts and using the average cost method for raw materials for the Cree segment. The Cree Microwave segment uses a standard cost inventory costing method. We evaluate our ending inventories for excess quantities, impairment of value and obsolescence on a monthly basis. This evaluation includes analysis of sales levels by product and projections of future demand based upon a review of orders, forecasts and customer purchase trends. We reserve for inventories on hand that are greater than twelve months old, unless there is an identified need for the inventory. In addition, we write off inventories that are considered obsolete based upon changes in customer demand, manufacturing process changes that result in existing inventory obsolescence or new product introductions, which eliminate demand for existing products. Remaining inventory balances are adjusted to approximate the lower of our manufacturing cost or market value. If future demand or market conditions are less favorable than our estimates, additional inventory write-downs may be required and would increase cost of revenue in the period the revision is made. During the three months ended December 26, 2004, Cree Microwave scrapped $114,000 of previously reserved products. We reduced the respective inventory reserves accordingly as of December 26, 2004.

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

During the first quarter of fiscal 2004, we wrote down LED inventory by $531,000 to an estimated market value. We also reduced our reserve by $165,000 for certain wafer material products as the products were selling more rapidly than we estimated.

Revenue Recognition and Accounts Receivable. Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. The majority of our products have shipping terms that are free on board (FOB) or free carrier alongside (FCA) shipping point, which means that we fulfill the obligation to deliver when the goods are handed over and into the charge of the carrier at our shipping dock. This means that the buyer bears all costs and risks of loss or damage to the goods from that point. The difference between FOB and FCA is that under FCA terms, the customer designates a shipping carrier of choice to be used. In certain cases, we ship our products cost insurance freight (CIF). Under this arrangement, revenue is recognized under FOB shipping point terms, however, we are responsible for the cost of insurance to transport the product as well as the cost to ship the product. For all of our sales other than those with CIF terms, we invoice our customers only for shipping costs necessary to physically move the product from our place of business to the customer’s location. The costs primarily consist of overnight shipping charges. We incur the direct shipping costs on behalf of the customer and invoice the customer to obtain direct reimbursement for such costs. We account for our shipping costs by recording the amount of freight that is invoiced to our customers as revenue, with the corresponding cost recorded as cost of revenue. For the three and six month periods ended December 26, 2004, we recognized $47,000 and $89,000, respectively, as revenue for shipping and handling costs. If inventory is maintained at a consigned location, revenue is recognized when our customer pulls product for its use and the title of the goods is transferred to the customer. We provide our customers with limited rights of return for non-conforming shipments and warranty claims for up to 36 months for Cree Microwave products and for lesser periods for Cree products. We record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition.

Certain of our sales arrangements provide for limited product exchanges and reimbursement of certain sales costs. For two customers, Sumitomo and OSRAM, we defer revenue equal to the levels specified in contractual arrangements and recognize the related revenue less any claims made against the reserves when the customer’s exchange rights expire and the deferred revenue reserves are released. The reserve expires no later than two quarters from the date of the original sale. In connection with our sales agreement with Sumitomo, such deferred revenue amounted to $7.4 million and $7.9 million as of December 26, 2004 and June 27, 2004, respectively. In connection with our agreement with OSRAM, such deferred revenue amounted to $519,000 and $471,000 as of December 26, 2004 and June 27, 2004, respectively.

Historically, we have experienced only nominal credit losses from customers’ inability to pay as the majority of past due receivables result from returned products. Therefore, we record an allowance for sales returns at the time of sale. Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the actual amount and timing of our revenue for any period in which management made different judgments or utilized different estimates. The allowance for sales returns at December 26, 2004 and June 27, 2004 was $1,085,000 and $798,000, respectively.

Revenue from government contracts and certain private entities is recorded on the proportional performance method as contract expenses are incurred. Contract revenue represents reimbursement by various U.S. Government entities and other parties to aid in the development of new technology. The applicable contracts generally provide that we may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. The contract funding may be based on either a cost-plus or a cost-share arrangement. The revenue recognized under each contract is determined based on cost estimates that include direct costs, plus an estimated allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus contract revenue is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs relating to the activities to be performed by us under the contract are divided between the U.S. Government and us based on the terms of the contract. The government’s cost share is then paid to us. Activities performed under these arrangements include research regarding SiC and GaN materials and devices. The contracts typically require the submission of a written report that documents the results of such research, as well as some material deliverables.

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

Valuation of Deferred Tax Assets and Liabilities. As of December 26, 2004, we had $2.6 million recorded as a short-term deferred tax asset and $1.9 million as a long-term deferred tax liability. This asset was recorded as a result of tax benefits associated with write-downs and reserves recorded for accounts receivable and inventory reserves that are deferred for tax purposes. The liability provides for amounts due as a result of the timing difference for depreciation between book and tax purposes being offset by deferred tax benefits associated with write-downs taken for goodwill and other intangible assets, other-than-temporary charges taken on our investments and other write-downs taken in prior fiscal years. We have a reserve for taxes that may become payable in the future included in deferred tax liabilities. A valuation allowance has been established on capital loss carryforwards and unrealized losses on certain securities as we believe that it is more likely than not that the tax benefits of the items will not be realized. As of December 26, 2004, we have a federal capital loss carryover of $39.8 million. The related deferred tax asset of $13.9 million was previously offset by a valuation allowance since it was more likely than not that we could not utilize the capital loss carryover. Based on Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, the valuation allowance should be adjusted for any new realizable federal capital gains or losses. The contractual trading restrictions applicable to our investment in Color Kinetics expired on December 22, 2004. As a result, the $22.5 million unrealized federal capital gain related to our investment in Color Kinetics required a $7.9 million reversal of the valuation allowance, which decreased income tax expense for the three and six months ended December 26, 2004. Also, we increased the valuation allowance related to privately held investments by $697,000 resulting from the tax effect of the $2.0 million reserve that was recorded in the second quarter of fiscal 2005.

It is our policy to establish a reserve for taxes that may become payable in future years, and we currently have a reserve of $7.3 million for such tax liabilities. The tax reserve decreased by

$1.2 million in the three-month period ended December 26, 2004 as we settled a state tax adjustment during the quarter and we no longer are required to maintain a reserve relating to that matter. We established the reserves based upon management’s assessment of exposure associated with the tax return deduction. We analyze the tax reserves at least quarterly and makes adjustments as events occur that warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return lapses, we reduce the reserve associated with that period. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, we make appropriate adjustments to our tax reserve.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Please refer to our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2004, which contained a discussion of our accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

The following table shows our consolidated statements of income data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Revenue:
Product revenue, net	93.8%	91.6%	93.9%	90.5%
Contract revenue, net	6.2	8.4	6.1	9.5

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product revenue	44.4	45.7	42.0	47.3
Contract revenue	5.2	7.7	4.8	8.0

Total cost of revenue	49.6	53.4	46.8	55.3

Gross margin	50.4	46.6	53.2	44.7
Operating expenses:
Research and development	11.7	11.5	11.6	12.0
Sales, general and administrative	8.0	10.8	8.0	11.4
Other expense	0.3	0.2	0.2	0.1

Income from operations	30.4	24.1	33.4	21.2

Non-operating income (loss):
Gain on investments in marketable securities	—	—	0.1	—
(Loss) on long-term investments	(2.0)	—	(1.1)	—
Other non-operating income	0.1	0.5	0.1	0.3
Interest income, net	1.2	1.3	1.2	1.3

Income before income taxes	29.7	25.9	33.7	22.8
Income tax expense	4.0	8.0	8.1	7.0

Net income	25.7%	17.9%	25.6%	15.8%

Three Months Ended December 26, 2004 and December 28, 2003

Revenue. Revenue increased 34% to $97.5 million in the second quarter of fiscal 2005 from $72.7 million in the second quarter of fiscal 2004. Higher revenue was primarily attributable to greater product revenue, which increased 37% to $91.4 million in the second quarter of fiscal 2005 from $66.6 million in the second quarter of fiscal 2004. Much of the increase in revenue resulted from significantly higher unit shipments of our LED products, which increased 70% in the second quarter of fiscal 2005 as compared to the prior year period. The greater LED shipments resulted from stronger demand from our customers for a variety of products for several applications, including mobile phones. LED revenue was $78.8 million and $56.5 million, for the second quarter of fiscal 2005 and 2004, respectively. The most significant increase in revenue in the second quarter of fiscal 2005 came from sales to Sumitomo due to increased customer demand in Japan. Also one of our other ten percent customers is now directing some of its purchases of our products through other packagers. Therefore we expect that direct revenue from this customer may decline while business from the other packagers may increase.

Our LED revenue increased 40% in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 and made up 81% of our total revenue for the quarter. Our blended average LED sales price decreased 18% as compared to the second quarter of fiscal 2004. This decrease was primarily due to our customers purchasing more of our UT230 blue LED products, which offer a lower average sales price than many of our products to be competitive with other Asian manufacturers for blue keypad mobile phone applications. Our average sales price on a product-by-product basis was also lower year-over-year due to normal price declines that we offered to our customers. During the second quarter of fiscal 2005, we also began a more aggressive pricing strategy to take advantage of targeted cost reductions from the three-inch wafer conversion and other projects to stimulate increased demand in future quarters.

Our high-brightness product sales were 52% and 46% of LED revenues for the three months ended December 26, 2004 and December 28, 2003, respectively. Sales of high-brightness products were driven by demand for LEDs in white keypad applications, LCD backlights for cell phones, display, automotive and gaming applications.

Sales of our mid-brightness LED products grew in the second quarter of fiscal 2005 as our new thinner and lower voltage chips, including the UT230 product, increased penetration into the markets for keypads for mobile phones and other applications. Our mid-brightness product sales declined as a percentage of total LED revenue to 42% as of December 26, 2004, from 46% as of December 28, 2003. Shipments of our standard brightness products were also up slightly in the second quarter of fiscal 2005 in comparison to the prior year period and were used in automotive and indicator light applications. During the second quarter of fiscal 2005 and fiscal 2004, respectively, we recorded a $348,000 and $273,000 reserve on our accounts receivable balance, respectively, due to timing of customer payments, which lowered LED revenue.

For the third quarter of fiscal 2005, we target our overall LED revenue to be similar to the second quarter of fiscal 2005 and that our blended average sales price decline will be more stable and in line with historical trends. We also target that during the third quarter of fiscal 2005, sales of our X-class products will increase for use in applications such as mobile phones. Although use of nitride LEDs in mobile phones increased during the past several quarters, market demand for our products may be impacted by seasonal fluctuations.

Wafer product revenue was $7.0 million and $6.0 million, for the second quarter of fiscal 2005 and 2004, respectively. Wafer product revenue increased 18% over the prior year. The average sales price increased 31% and units sold declined 11% during the second quarter of fiscal 2005 as compared to the prior year period. Wafer revenue made up 7% of our total revenue in the second quarter of fiscal 2005. SiC materials revenue for gemstone use was $1.8 million and $1.1 million, for the second quarter of fiscal 2005 and 2004, respectively. Revenue from sales of our SiC materials for use in gemstones increased 72% during the second quarter of fiscal 2005 as compared to the prior year period due to higher unit sales and improved yields of usable materials in our production of gemstone material. Revenue from gemstone materials was 2% of our total sales for the second quarter of fiscal 2005.

Revenue from Cree Microwave products was $1.5 million and $2.0 million, for the second quarter of fiscal 2005 and 2004, respectively. Cree Microwave revenue made up 2% of our total revenue for the second quarter of fiscal 2005. Revenue from these products decreased 24% in the second quarter of fiscal 2005 over the comparable period of fiscal 2004 due to a shift in product mix to our first generation LDMOS products from bipolar devices that were previously sold to Remec, Inc. (Remec). The first generation LDMOS products carry a lower average selling price than the bipolar devices. Product sales mix for Cree Microwave products changed as LDMOS and modules made up 91% and 53% of revenue for the second quarter of fiscal 2005 and fiscal 2004, respectively. Revenue attributable to bipolar devices was 4% and 43% for the second quarter of fiscal 2005 and 2004, respectively. Approximately 5% of Cree Microwave’s revenue was from engineering and other services for the second quarter of fiscal 2005 as compared to 4% for the second quarter of fiscal 2004. Overall, our average sales price for Cree Microwave products was 60% lower compared to the prior fiscal year due to these changes in the product mix and annual price decreases.

Contract revenue was 6% of total revenue for the second quarter of fiscal 2005. Contract revenue decreased 2% during the second quarter of fiscal 2005 compared to the same period of fiscal 2004 due to the timing of funding for certain programs.

Gross Profit. Gross profit increased 45% to $49.1 million in the second quarter of fiscal 2005 from $33.8 million in the prior year comparative period. Compared to the prior year period, gross margins increased from 47% to 50% of revenue. The increase was driven by LED chips, where blended average selling prices were 18% lower and costs were reduced by 23% over the same period of fiscal 2004. As compared with the year ago period, our average costs declined faster than our average selling price as we benefited from a highly utilized factory. Nonetheless, our overall production costs were higher sequentially due to difficulties associated with our conversion to three-inch wafers and the ramp up of our X-class products. We also increased our allowance for sales returns by $348,000 and $273,000 in the second quarter of fiscal 2005 and 2004, respectively, which lowered our gross profit in each period. During the second quarter of fiscal 2005, we also incurred $242,000 in non-budgeted payroll taxes in cost of sales due to stock option exercises by our manufacturing employees.

Wafer costs for our materials sales were 38% higher in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 due to a change in mix for wafer products and a $49,000 reduction in wafer inventory reserves recorded in the second quarter of fiscal 2004. Negative gross profits were $1.6 million for our Cree Microwave segment during the second quarter of fiscal 2005 as compared to negative gross profits of $806,000 recorded during the second quarter of fiscal 2004, primarily due to lower revenue and a change in product mix. Contract margins increased from 8% in the second quarter of fiscal 2004 to 16% in the second quarter of fiscal 2005 due to a change in the mix of contracts in the current quarter.

During the second quarter of fiscal 2005, approximately 15% of our LED wafer production was manufactured from three-inch products. We target to convert the majority of our LED production to three-inch wafers by the end of fiscal year 2005.

Research and Development. Research and development expenses increased 37% in the second quarter of fiscal 2005 to $11.4 million from $8.3 million in the second quarter of fiscal 2004. The increase in research and development spending supported our three-inch process development, our thin chip products, X-class and power chip LEDs, our XLamp high power packaged LEDs and other high brightness LED research programs. In addition, we funded ongoing development for higher power and higher linearity RF and microwave devices, near UV laser diodes and higher power diodes and switches. The second quarter of fiscal 2005 results included $501,000 of non-budgeted payroll taxes resulting from stock option exercises by our R&D employees.

Sales, General and Administrative. Sales, general and administrative expenses decreased 1% in the second quarter of fiscal 2005 to $7.8 million from $7.9 million in the second quarter of fiscal 2004. The decreased expenses in the second quarter of fiscal 2005 were primarily related to a $1.1 million receivable recorded for a reimbursement approved by our directors and officers insurance carrier for certain legal fees related to the securities litigation. This reduction in general and administrative expenses was offset by $615,000 in costs relating to our Sarbanes-Oxley Section 404 implementation and $578,000 of non-budgeted payroll taxes resulting from stock option exercises by our S,G&A employees. The second quarter of fiscal 2004 included legal expenses associated with the Hunter and class action litigation and related matters, including the cost of an investigation by a special committee of our Board of Directors. In addition, the expenses relating to the employee profit sharing program are now distributed into the respective cost centers rather than being reflected as sales, general and administrative expense.

Other Operating Expense. Other operating expense increased to $248,000 in the second quarter of fiscal 2005 as compared to $143,000 in the second quarter of fiscal 2004. The second quarter of fiscal 2005 results included net charges for the disposal of old equipment. During the second quarter of fiscal 2004, Cree Microwave recorded a $143,000 fair market value write-down on certain equipment being held for sale.

Loss on Long-Term Investments. Loss on long-term investments increased to $2.0 million in the second quarter of fiscal 2005 from zero in the second quarter of fiscal 2004. The loss is due to an other-than-temporary impairment on our investment in a private company. The write-down was based on our evaluation of the company’s financial results and a third party proposal to purchase our investment.

Other Non-Operating Income. Other non-operating income decreased to $123,000 in the second quarter of fiscal 2005 from $407,000 in the second quarter of fiscal 2004. The income in both periods relates to a gain for contractually agreed upon payment from one of our customers for a foreign currency translation adjustment included in our sales contract.

Interest Income, Net. Interest income, net increased 21% to $1.1 million in the second quarter of fiscal 2005 from $945,000 in the second quarter of fiscal 2004. The increase from the comparative period in the prior year resulted primarily from having a higher amount of liquid cash over the period. Available cash has increased to $287 million at the end of the second quarter of fiscal 2005 from $218 million at the end of the second quarter of fiscal 2004 due to greater cash being generated by our business. The net interest income during the second quarter of fiscal 2005 was reduced by $265,000 in interest expense resulting from a settlement for state income taxes.

Income Tax Expense. Income tax expense for the second quarter of fiscal 2005 was $3.9 million compared to a $5.8 million tax expense recorded in the second quarter of fiscal 2004. Our effective income tax rate was 13.4% for the second quarter of fiscal 2005 compared to a 31% rate during the comparative period in fiscal 2004. During the second quarter of fiscal 2005, our income tax expense was reduced by an aggregate of $5.4 million of adjustments. As of December 26, 2004, we had a federal capital loss carryover of $39.8 million. The related deferred tax asset of $13.9 million was previously offset by a valuation allowance since it was more likely than not that we could not utilize the capital loss carryover. Based on Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” the valuation allowance should be adjusted for any new realizable federal capital gains or losses. The contractual trading restrictions applicable to our investment in Color Kinetics expired on December 22, 2004. As a result, the $22.5 million unrealized federal capital gain related to our investment in Color Kinetics required a $7.9 million reversal of the valuation allowance, which decreased income tax expense for the three and six months ended December 26, 2004. Also, we increased the valuation allowance related to privately held investments by $697,000 resulting from the tax effect of the $2.0 million reserve that was recorded in the second quarter of fiscal 2005. Additionally, we increased income tax expense by $1.8 million for settlement on state income taxes, estimated state tax rate changes and other adjustments. At this time, we currently target that our effective tax rate for the remainder of fiscal 2005 will be approximately 32.2%.

Six Months Ended December 26, 2004 and December 28, 2003

Revenue. Revenue increased 39% to $193.3 million in the first six months of fiscal 2005 from $138.9 million in the first six months of fiscal 2004. Higher revenue was primarily attributable to greater product revenue, which increased 44% to $181.6 million in the first six months of fiscal 2005 from $125.7 million in the first six months of fiscal 2004. Our LED revenue increased 47% in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 and made up 82% of our total revenue for the fiscal 2005 period. Much of the increase in revenue resulted from significantly higher unit shipments of our LED products, which increased 61% in the first six months of fiscal 2005 as compared to the prior year period. The greater LED shipments resulted from stronger demand from our customers for a variety of applications, including mobile phones. LED revenue was $158.0 million and $107.1 million, for the first six months of fiscal 2005 and 2004, respectively. The most significant increase in revenue in the first six months of fiscal 2005 came from sales to Sumitomo as a result of customer demand in Japan. Our blended average LED sales price decreased 8% in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004. This decrease was primarily due to our customers purchasing more of our UT230 blue LED products, which offer a lower average sales price than many of our products to be competitive with other Asian manufacturers for blue keypad mobile phone applications. Our average sales prices on a product-by-product basis were also lower year-over-year due to normal price declines that we offer to our customers. During the second quarter of fiscal 2005, we also began a more aggressive pricing strategy to take advantage of our targeted cost reductions from the three-inch wafer conversion and other projects to stimulate increased demand in future quarters.

Wafer product revenue was $13.8 million and $11.4 million, for the first six months of fiscal 2005 and 2004, respectively. Wafer product revenue increased 21% over the prior year period. The average sales price increased 33% during the first six months of fiscal 2005 as compared to the prior year period. Wafer product revenue made up 7% of our total revenue in the first six months of fiscal 2005. SiC materials revenue for gemstone use was $3.3 million and $2.4 million, for the first six months of fiscal 2005 and 2004, respectively. Revenue from sales of our SiC materials for use in gemstones increased 41% during the first six months of fiscal 2005 as compared to the prior year period due to slightly higher unit volume and improved yields of usable materials in our production of gemstone material. Revenue from gemstone materials was 2% of our total sales for the first six months of fiscal 2005.

Revenue from Cree Microwave products was $2.9 million and $3.0 million, for the first six months of fiscal 2005 and 2004, respectively. Cree Microwave revenue made up 1% of our total revenue for the first six months of fiscal 2005. Revenue from these products decreased 3% in the first six months of fiscal 2005 over the comparable period of fiscal 2004 due to reduced order demand and other product mix changes. Product sales mix for Cree Microwave products changed as LDMOS and modules made up 83% and 51% of revenue for the first six months of fiscal 2005 and fiscal 2004, respectively. Revenue attributable to bipolar devices was 14% and 45% for the first six months of fiscal 2005 and 2004, respectively. Approximately 3% of Cree Microwave’s revenue was from engineering and other services for the first six months of fiscal 2005 as compared to 4% for the first six months of fiscal 2004. Overall, our average sales price for Cree Microwave products was 47% lower compared to the prior year period due to these changes in the product mix and annual price decreases. Contract revenue was 6% of total revenue for the first six months of fiscal 2005. Contract revenue decreased 12% during the first six months of fiscal 2005 compared to the same period of fiscal 2004 due to the timing of funding for certain programs.

Gross Profit. Gross profit increased 66% to $102.8 million in the first six months of fiscal 2005 from $62.1 million in the prior year comparative period. Compared to the prior year period, gross margins increased from 45% to 53% of revenue. The increase was driven by LED chips, where blended average selling prices were 8% lower and costs were reduced by 25% over the same period of fiscal 2004. As compared to the prior year comparative period, our costs declined faster than our average sales prices as we benefited from a highly utilized factory. In the first six months of fiscal 2005, we incurred $282,000 in non-budgeted payroll taxes in cost of sales due to stock option exercises by our manufacturing employees.

Wafer costs for our materials sales were 57% higher in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 due to a change in the mix of wafer products sold and a $214,000 reduction in wafer inventory reserves recorded in the second quarter of fiscal 2004. Negative gross profits were $3.0 million for our Cree Microwave segment during the first six months of fiscal 2005 as compared to negative gross profits of $2.5 million recorded during the first six months of fiscal 2004, primarily due to lower revenue and changes in the product sales mix. Contract margins increased from 15% in the first six months of fiscal 2004 to 20% in the first six months of fiscal 2005 as we received $337,000 from a third party for a license fee for certain technology that we own in the first quarter of fiscal 2005. In addition, in fiscal 2005 we have a change in the mix of our contracts.

Research and Development. Research and development expenses increased 35% in the first six months of fiscal 2005 to $22.4 million from $16.7 million in the first six months of fiscal 2004. The increase in research and development spending resulted from our support for our three-inch process development, our thin chip products, X-class and power chip LEDs, our XLamp high power packaged LEDs and other high brightness LED research programs. In addition, we funded ongoing development for higher power and higher linearity RF and microwave devices, near UV laser diodes and higher power diodes and switches. The first six months of fiscal 2005 results also included $577,000 of non-budgeted payroll taxes resulting from stock option exercises by our R&D employees.

Sales, General and Administrative. Sales, general and administrative expenses decreased 2% in the first six months of fiscal 2005 to $15.5 million from $15.8 million in the first six months of fiscal 2004. The decreased expenses in the first six months of fiscal 2005 were primarily related to a $1.1 million receivable recorded for a reimbursement approved by our directors and officers insurance carrier for certain legal fees related to the securities litigation. This reduction in general and administrative expenses was offset by $806,000 in costs relating to our Sarbanes-Oxley Section 404 implementation and $684,000 of non-budgeted payroll taxes resulting from stock option exercises by our S,G&A employees. The first six months of fiscal 2004 included legal expenses associated with the Hunter and class action litigation and related matters, including the cost of an investigation by a special committee of our Board of Directors. In addition, the expenses relating to the employee profit sharing program are now distributed into the respective cost centers rather than being reflected as sales, general and administrative expense.

Other Operating Expense. Other operating expense increased to $326,000 in the first six months of fiscal 2005 as compared to $146,000 in the first six months of fiscal 2004. The first six months of fiscal 2005 included $271,000 relating to equipment being disposed of and a $55,000 write-off relating to certain patent applications being abandoned. During the second quarter of fiscal 2004, Cree Microwave recorded a $143,000 fair market value write-down on certain equipment being held for sale.

Gain on Investments in Marketable Securities. Gain on investments in marketable securities increased to $118,000 in the first six months of fiscal 2005 from zero in the first six months of fiscal 2004. These gains resulted from the sale of a portion of our cash portfolio investments.

Loss on Long-Term Investments. Loss on long-term investments increased to $2.0 million in the first six months of fiscal 2005 from zero the first six months of fiscal 2004. The loss is due to an other-than-temporary impairment on our investment in a private company. The write-down was based on our evaluation of the company’s financial results and a third party proposal to purchase our investment.

Other Non-Operating Income. Other non-operating income decreased to $128,000 in the first half of fiscal 2005 from $410,000 in the first six months of fiscal 2004. The income in both periods primarily relates to a gain for contractually agreed upon payment from one of our customers for a foreign currency translation adjustment included in our sales contract.

Interest Income, Net. Interest income, net increased 25% to $2.3 million in the first six months of fiscal 2005 from $1.8 million in the first six months of fiscal 2004. The increase primarily resulted from having a higher amount of liquid cash over the period. Available cash has increased to $287 million at the end of the second quarter of fiscal 2005 from $218 million at the end of the second quarter of fiscal 2004 due to greater cash generated by our business. The interest income recorded during the first six months of fiscal 2005 was reduced by $265,000 in interest expense related to a settlement for state income taxes.

Income Tax Expense. Income tax expense for the first six months of fiscal 2005 was $15.6 million compared to $9.8 million recorded in the first six months of fiscal 2004. Our effective income tax rate was 24% for the first six months of fiscal 2005 compared to a 31% rate during the comparative period in fiscal 2004. During the second quarter of fiscal 2005, our income tax expense was reduced by an aggregate of $5.4 million of adjustments. As of December 26, 2004, we had a federal capital loss carryover of $39.8 million. The related deferred tax asset of $13.9 million was previously offset by a valuation allowance; since it was more likely than not that we could not utilize the capital loss carryover. Based on Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, the valuation allowance should be adjusted for any new realizable federal capital gains or losses. The contractual trading restrictions applicable to our investment in Color Kinetics expired on December 22, 2004. As a result, the $22.5 million unrealized federal capital gain related to our investment in Color Kinetics required a $7.9 million reversal of the valuation allowance, which decreased income tax expense for the three and six months ended December 26, 2004. Also, we increased the valuation allowance related to privately held investments by $697,000 resulting from the tax effect of the $2.0 million reserve that was recorded in the second quarter of fiscal 2005. Additionally, we increased income tax expense by $1.9 million for settlement on state income taxes, estimated state tax rate changes and other adjustments.

Liquidity and Capital Resources

We have funded our operations, to date, through sales of equity, bank borrowings and from product and contract gross profits. As of December 26, 2004, we had working capital of $218.5 million, including $201.0 million in cash, cash equivalents and short-term investments held to maturity. As of December 26, 2004, we held investments of $85.7 million in long-term securities held to maturity in order to receive a higher interest rate on our cash and investments. Operating activities generated $92.6 million in the first six months of fiscal 2005 compared with $70.9 million generated in the comparable period in fiscal 2004. This increase was primarily attributable to our operating results being more profitable in fiscal 2005 than fiscal 2004 as net income more than doubled to $49.5 million. Depreciation and amortization also increased by $6.7 million in the first six months of fiscal 2005 over the first six months of fiscal 2004 due to new equipment purchased. During the first six months of fiscal 2005, we generated $12.8 million from changes in our working capital. Our accounts receivable increased by $6.1 million due to higher sales and the timing of our customer payments, and as of December 26, 2004, our days sales outstanding was 41 days based on our monthly revenue profile. Inventories increased by $5.7 million partly due to inventory that was built for products that were not shipped near the end of the second quarter as a result of production delays. Our prepaid expenses also increased by $2.3 million due to the timing of our annual payment for our directors and officer’s liability insurance premium. Additionally, our accounts payable and accrued expenses increased by $26.8 million, including a $15.8 million increase in our income taxes payable and the timing of other payments.

Cash used by investing activities in the first six months of fiscal 2005 was $103.7 million. Net investments of $19.8 million were made in securities held to maturity and $82.5 million was invested in property and equipment. The majority of the increase in spending related to new equipment additions to increase manufacturing capacity in our crystal growth, epitaxy, clean room and package and test and XLamp product manufacturing areas. Finally, we invested $1.7 million in patent prosecution.

Cash provided by financing activities included the receipt of $48.2 million for the exercise of stock options and shares issued under our employee stock purchase plan for the six months ended December 26, 2004.

At this time, we target approximately $110 to $130 million in capital spending in fiscal 2005, which is greater than fiscal 2004. The capital additions will be primarily for equipment to increase our LED chip production capacity and continued investment in the high power packaged LED XLamp line. We also target to spend at least $300 million in capital improvements over the next five years. We also may repurchase shares of our outstanding common stock under a company stock repurchase program that has been authorized by our board of directors. We anticipate that cash on hand will fund the majority of our expenditures. We target that our cash from operations will be higher in fiscal 2005 than it was in fiscal 2004 due to higher profitability resulting from greater targeted revenue. Therefore, we plan to meet the cash needs for the business for fiscal 2005 through cash from operations and cash on hand. We also anticipate that long term cash needs will be met with cash flow from operations or cash on hand over the next two fiscal years. Actual results may differ from our targets for a number of reasons as we discuss herein. We may also issue additional shares of common stock for the acquisition of complementary businesses or other significant assets. From time to time, we evaluate potential acquisitions in complementary businesses as strategic opportunities and anticipate continuing to make such evaluations.

As of December 26, 2004, our cash and cash equivalents and short-term investments held to maturity accounts combined increased by $42.8 million or 27% over balances reported as of June 27, 2004 due primarily to increased cash flow from operations. Our accounts receivable balance increased by $6.0 million or 12% over the corresponding balance as of June 27, 2004. This increase was primarily due to the increase in our revenue in the second quarter of fiscal 2005 to $97.5 million, which was 7% higher than the fourth quarter of fiscal 2004 revenue of $90.9 million. Our net property and equipment has also increased by $50.8 million or 19% since June 27, 2004 due to investments made to expand production capacity. These investments are intended to aid us in meeting current and what we view as increasing future customer product demands on a cost-effective basis. Our greater property investment will also result in higher depreciation expense. Net deferred income taxes changed by $2.0 million due to taxes on unrealized gains, a settlement on state income taxes and changes in our estimated state tax rates and other adjustments. Our income taxes payable grew $15.8 million due to our 32.2% tax provision on our pre-tax income of $65.1 million less estimated tax payments. Inventory increased by $5.7 million since June 27, 2004 due primarily to scaling up our factory to meet customer requirements. Marketable securities available for sale increased by $13.2 million or 60% since the end of fiscal 2004 due to the increase in the unrealized gain of our Color Kinetics investment, based on the closing stock price as of December 24, 2004 and June 25, 2004. The cumulative unrealized holding gain is $22.5 million as of December 26, 2004. Our deferred revenue account decreased by $500,000 to $7.9 million at December 26, 2004 as a result of the terms of our agreements with Sumitomo and OSRAM, which require us to establish reserves at the time we ship LED products to Sumitomo and OSRAM based upon a percentage of the total purchase price of such products.

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

Although we experienced significant revenue and earnings growth in the past year, we may not be able to sustain such growth or maintain our margins, and we may experience significant fluctuations in our revenue, earnings and margins in the future. For example, in the second quarter of fiscal 2005, our gross margin increased when compared to the second quarter of fiscal 2004, but decreased compared to the first quarter of fiscal 2005. Historically, the prices of our LEDs have declined based on market trends. We attempt to maintain our margins by constantly developing improved or new products, which command higher prices, or by lowering the cost of our LEDs. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

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

Our results of operation, financial condition and business would be harmed if we are unable to grow customer demand and revenue to utilize our expanded capacity.

We are currently in the process of expanding our production capacity by adding new equipment and facilities and transitioning the production of the majority of our LED products from two-inch to three-inch wafers. We have committed substantial resources to these efforts. If we are unable to generate sufficient customer demand for our products, we would not be able to utilize our expanded capacity and our margins would decrease, due in part to higher fixed costs associated with additional capacity, and our results could decline. In addition, if we are unable to grow our revenues, which are affected by product mix as well as demand, our margins would decrease and our results could decline.

Our LED revenues are highly dependent on our customers’ ability to source or develop efficient phosphor solutions to enable them to use our LED chips to produce competitive white LED products.

Some of our customers package our blue LEDs in combination with phosphor to create white LEDs. Nichia Corporation, or Nichia, currently has the majority of the market share for white LEDs because it has developed a white LED lamp product that includes an efficient phosphor solution to create a bright white output and it has a number of patents that cover portions of the technology. The phosphor solutions that our customers have used in their products have not been generally as efficient as the phosphor solution that Nichia has used in its products. As a result, the white LEDs that our customers produce historically have not been as bright as Nichia’s white LEDs. We are assisting our customers in their efforts to develop or gain access to more competitive phosphor solutions. Even if our customers are able to develop or secure more competitive phosphor solutions, there can be no assurance that they will be able to compete with Nichia, which has an established market presence. Growth in sales of our high-brightness LED chips used in white light applications is dependent upon our customers’ ability to develop, secure and implement more competitive phosphor solutions.

We are highly dependent on trends in mobile appliances to drive a substantial percentage of LED demand.

Our results of operations could be adversely affected by reduced customer demand for LED products for use in mobile appliances. In the second quarter of fiscal 2005, we derived nearly one-half of our LED revenue and approximately 40% of our overall revenue from sales of our products into mobile appliance applications. Our design wins are spread over numerous models and customers. Our ability to maintain or increase our LED product revenue depends in part on the number of models into which our customers design our products and the overall demand for these products, which is impacted by seasonal fluctuations. Also, design cycles in the handset industry are short and demand is volatile, which makes production planning difficult to forecast.

If we experience poor production yields, our margins could decline and our operating results may suffer.

Our materials products and our LED, power and RF device products are manufactured using technologies that are highly complex. We manufacture our SiC wafer products from bulk SiC crystals, and we use these SiC wafers to manufacture our LED products and our SiC-based RF and power semiconductors. Our Cree Microwave subsidiary manufactures its RF semiconductors on silicon wafers purchased from others. During our manufacturing process, each wafer is processed to contain numerous die, which are the individual semiconductor devices. The RF, power devices and XLamp products then are further processed by incorporating them into packages for sale as packaged components. The number of usable crystals, wafers, dies and packaged components that result from our production processes can fluctuate as a result of many factors, including but not limited to the following:

•	variability in our process repeatability and control;

•	impurities in the materials used;

•	contamination of the manufacturing environment;

•	equipment failure, power outages or variations in the manufacturing process;

•	lack of adequate quality and quantity of piece parts and other raw materials;

•	losses from broken wafers or human errors; and

•	defects in packaging either within our control or at our subcontractors.

We refer to the proportion of usable product produced at each manufacturing step relative to the gross number that could be constructed from the materials used as our manufacturing yield.

If our yields decrease, our margins could decline and our operating results would be adversely affected. In the past, we have experienced difficulties in achieving acceptable yields on new products, which has adversely affected our operating results. We may experience similar problems in the future, and we cannot predict when they may occur or their severity. For example, we have encountered short-term yield challenges in our LED production during conversion of the majority of our production from two-inch wafers to three-inch wafers over the course of this fiscal year. In some instances, we may offer products for future delivery at prices based on planned yield improvements. Reduced yields or failure to achieve planned yield improvements could significantly affect our future margins and operating results.

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

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them. The concentration of our revenues with a few large customers makes us particularly susceptible to factors affecting those customers. For example, if demand for their products decreases, they may limit or stop purchasing our products and our operating results could suffer. Similarly, if they decide to purchase our products indirectly, through other packagers, our operating results could be affected. We are unable to predict whether such a change would be positive or negative for our business. In addition, our Sumitomo contract provides that Sumitomo may decrease its purchase commitment or terminate the contract if its inventory of our products reaches a specified level. In general, the success of our relationships with our customers is subject to a number of factors, including the current dynamics of the overall market. For example, if some of our competitors were to license technology or form alliances with other parties, our business may be impacted.

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

We will spend substantial amounts of money in supporting our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development and administrative support. If we cannot attract qualified people or manage growth effectively, our business, operating results and financial condition could be adversely affected. Conversely, if the product demand from our customers does not expand as we anticipate, our margins may decrease in part due to higher costs associated with the greater capacity that has been added recently which would not be used.

Performance of our investments in other companies could affect our financial condition.

From time to time, we have made investments in public and private companies that engage in complementary businesses. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition as reflected in our consolidated balance sheets. In addition, if the decline in value is determined to be other-than-temporary, the related write-down could have a material adverse effect on our reported net income. For example, in the second quarter of fiscal 2005 we recorded a non-operating charge of $2.0 million (pre-tax) relating to the declines in the value of an equity investment determined to be other-than-temporary as a result of a third party proposal to purchase our investment and our evaluation of the company’s financial results. On December 26, 2004, we held interests in one public company as well as several private companies. Each of these investments is subject to the risks inherent in the business of the company in which we have invested and to trends affecting the equity markets as a whole. Our private company investments are subject to additional risks relating to the limitations on transferability of our interests due to the lack of a public market and to other transfer restrictions. Our investment in a publicly held company exposes us to market risks and may not be liquidated easily. As a result, we may not be able to reduce the size of our positions or liquidate our investments when we deem appropriate to limit our downside risk.

Our investments in public and private companies also may cause fluctuations to our earnings results. For example, during the second quarter of fiscal 2005, we recorded a $7.9 million reduction in our income tax expense related to the unrealized capital gain on the Color Kinetics investment, which we offset against our fiscal 2002 loss carryforward. In future periods, we will be required to adjust our deferred tax asset valuation allowance in connection with any increase or decrease in the value of its investment in Color Kinetics, which could increase or decrease our income tax expense for the period. This may cause fluctuations in our earnings results that do not accurately reflect our results from operations.

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

As part of our initiative to address these capacity concerns, we are in the process of transitioning our production process in several ways. First, we are shifting production of the majority of our LED products from two-inch wafers to three-inch wafers over the course of fiscal 2005. We must first qualify our production processes for each product on systems designed to accommodate the larger wafer size, and some of our existing production equipment must be refitted for the larger wafer size. In the past we have experienced lower yields for a period of time following a transition to a larger wafer size until use of the larger wafer is fully integrated in production and we begin to achieve production efficiency. We have experienced similar short-term yield challenges during the first part of the transition to the three-inch wafers. If we experience delays in the qualification process, the transition phase takes longer than we expect, or if we are unable to attain expected yield improvements, our operating results may be adversely affected.

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

We rely on a few key suppliers.

We depend on a limited number of suppliers for certain raw materials, components, services and equipment used in manufacturing our products, including key materials and equipment used in critical stages of our manufacturing processes. We generally purchase these limited source items with purchase orders, and we have no guaranteed supply arrangements with such suppliers. If we were to lose key suppliers, our manufacturing operations could be interrupted or hampered significantly.

If government agencies or other customers discontinue or curtail their funding for our research and development programs our business may suffer.

Changes in Federal budget priorities could adversely affect our contract revenue. Historically, government agencies and other customers have funded a significant portion of our research and development activities. When the government makes budget priorities, such as in times of war, our funding has the risk of being redirected to other programs. Government contracts are also subject to the risk that the government agency may not appropriate and allocate all funding contemplated by the contract. In addition, our government contracts generally permit the contracting authority to terminate the contracts for the convenience of the government, and the full value of the contracts would not be realized if they are prematurely terminated. Furthermore, we may be unable to incur sufficient allowable costs to generate the full estimated contract values, and there is some risk that any technologies developed under these contracts may not have commercial value. If government and customer funding is discontinued or reduced, our ability to develop or enhance products could be limited, and our business, results of operations and financial condition could be adversely affected.

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

Sales to customers located outside the U.S. accounted for approximately 83%, 80% and 65% of our revenue in fiscal 2004, 2003 and 2002, respectively. We expect that revenue from international sales will continue to be the majority of our total revenue. International sales are subject to a variety of risks, including risks arising from currency fluctuations, trading restrictions, tariffs, trade barriers and taxes. Also, U.S. Government export controls could restrict or prohibit the exportation of products with defense applications. Because all of our foreign sales are denominated in U.S. dollars, our sales are subject to variability as prices become less competitive in countries with currencies that are low or are declining in value against the U.S. dollar and more competitive in countries with currencies that are high or increasing in value against the U.S. dollar.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of December 26, 2004, we held a long-term investment in the equity of Color Kinetics, which is treated for accounting purposes under SFAS 115 as an available-for-sale security. This investment is carried at fair market value based upon quoted market price of that investment as of December 24, 2004, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

It is our policy to write down these types of equity investments to their market value and record the related write down as an investment loss on our consolidated statements of operations if we believe that an other-than-temporary decline existed in our marketable equity securities. As of December 26, 2004, we do not believe that an other-than-temporary decline existed in our investment in Color Kinetics as the market value of the security was above our cost. This investment is subject to market risk of equity price changes. The fair market value of this investment as of December 26, 2004, using the closing sale price as of December 24, 2004, was $35.2 million.

As of December 26, 2004, we hold investments in the equity of private companies valued at $933,000. During the quarter ending December 26, 2004, we recorded a $2.0 million other than temporary impairment on one of our private company investments. The write-down was based on our evaluation of the company’s financial results. An adverse movement of equity market prices would likely have an impact on our investments in private companies, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions could negatively affect the prospects for any private companies in which we have invested, their ability to raise additional capital and the likelihood of our being able to realize gains on these investments through liquidity events such as initial public offerings, mergers and private sales.

We hold and expect to continue to consider investments in minority interests in companies having operations or technology in areas within our strategic focus. We generally are not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid and do not fluctuate substantially from stated values. Many of our investments are in early stage companies or technology companies where operations are not yet sufficient to establish them as profitable concerns. However, any investments we make in publicly traded companies would be subject to market risk. Management continues to evaluate its investment positions on an ongoing basis. See the footnote, “Investments” in the consolidated financial statements included in Part 1 Item 1 of this report for further information on our policies regarding investments in private and public companies.

We have invested some of the proceeds from our January 2000 public offering into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. These investments are A grade or better per our cash management investment policy. At December 26, 2004, we had $168.1 million invested in these securities. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported on our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair values and the amortized cost of these investments.

We currently have no debt outstanding.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission’s rules and forms. From time to time, we make changes to our internal controls over financial reporting that are intended to enhance the effectiveness of our internal controls and which do not have a material effect on our overall internal controls. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the second quarter of fiscal 2005 that we believe materially affected, or will be reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 30, 2004, the court entered an order granting the motion to dismiss without prejudice and allotting 45 days for the plaintiffs to file an amended consolidated complaint. The plaintiffs filed a First Amended Consolidated Class Action Complaint on October 14, 2004, asserting essentially the same claims and seeking the same relief as in their prior complaint. We have filed a motion to dismiss the Amended Complaint, which currently is pending. We also filed an early motion for summary judgment based on the statute of limitations. The court denied the motion without prejudice to our ability to re-file the motion, if necessary at a later point in the litigation.

We believe that the claims set forth in the amended consolidated complaint are without merit. However, we are unable to predict the final outcome of these matters with certainty. Our failure to successfully defend against these allegations could have a material adverse effect on our business, financial condition and results of operations.

During the three months ended December 26, 2004, there were no other material developments in the legal proceedings previously reported in our Annual Report on Form 10-K for the fiscal year ended June 27, 2004 and our Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004. Please refer to Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended June 27, 2004 and Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, respectively, for a description of other material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on November 4, 2004. The following matters were submitted to a vote of the shareholders with the results shown below:

(a) Election of seven directors, each elected to serve until the later of the next Annual Meeting of Shareholders or until such time as his successor has been duly elected and qualified.

Name	Votes For	Votes Withheld
F. Neal Hunter	60,893,055	6,046,165
Charles M. Swoboda	60,997,356	5,941,864
John W. Palmour, Ph.D.	60,893,585	6,045,635
Dolph W. von Arx	58,943,578	7,995,642
James E. Dykes	61,002,533	5,936,687
Harvey A. Wagner	66,406,286	532,934
Robert J. Potter, Ph.D.	61,000,024	5,939,196

(b) Approval of the adoption of the 2004 Long-Term Incentive Compensation Plan, which replaces our Amended and Restated Equity Compensation Plan and is the sole plan for providing stock-based incentive compensation to eligible employees and non-employee directors.

Votes For	Votes Against	Abstained
36,782,757	4,168,037	204,292

(c) Ratification of the appointment of Ernst & young LLP as independent auditors for the fiscal year ended June 26, 2005.

Votes For	Votes Against	Abstained
66,495,790	364,043	79,387

The matters listed above are described in detail in our definitive proxy statement dated September 17, 2004, for the Annual Meeting of Shareholders held on November 4, 2004.

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

Date: February 2, 2005

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