Form 10-Q
period 2005-03-27
CREE INC
filed 2005-05-05
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 19, 2005 was 75,249,157.

CREE, INC.

FORM 10-Q

For the Three and Nine Months Ended March 27, 2005

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 27, 2005	June 27, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,923	$81,472
Short-term investments held-to-maturity	81,179	76,691
Accounts receivable, net	50,274	47,766
Interest receivable	1,699	1,752
Inventories, net	29,346	19,428
Deferred income taxes	2,270	2,560
Prepaid insurance	3,356	2,304
Prepaid expenses and other current assets	8,423	2,920

Total current assets	237,470	234,893

Property and equipment, net	343,521	273,342
Long-term investments held-to-maturity	86,982	72,730
Marketable securities available for sale	18,613	22,002
Patent rights, net	21,344	19,831
Other assets	7,367	5,202

Total assets	$715,297	$628,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$27,706	$25,102
Accrued salaries and wages	9,510	8,125
Deferred revenue	—	8,437
Income taxes payable	4,297	—
Other accrued expenses	2,308	3,318

Total current liabilities	43,821	44,982
Long-term liabilities:
Deferred income taxes	9,484	3,886

Total long-term liabilities	9,484	3,886

Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 27, 2005 and June 27, 2004; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at March 27, 2005 and June 27, 2004; 75,186 and 73,245 shares issued and outstanding at March 27, 2005 and June 27, 2004, respectively	94	91
Additional paid-in-capital	519,853	506,275
Accumulated other comprehensive income, net of taxes	4,773	5,627
Retained earnings	137,272	67,139

Total shareholders’ equity	661,992	579,132

Total liabilities and shareholders’ equity	$715,297	$628,000

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Revenue:
Product revenue, net	$91,236	$71,493	$272,990	$197,620
Contract revenue, net	5,474	5,730	17,191	18,877

Total revenue	96,710	77,223	290,181	216,497

Cost of revenue:
Product revenue, net	41,210	33,992	123,224	100,838
Contract revenue, net	4,260	5,021	13,604	16,136

Total cost of revenue	45,470	39,013	136,828	116,974

Gross profit	51,240	38,210	153,353	99,523

Operating expenses:
Research and development	11,505	10,481	33,144	26,988
Sales, general and administrative	9,025	7,210	24,512	22,019
Loss on disposal of property and equipment	277	80	603	226

Total operating expenses	20,807	17,771	58,259	49,233
Income from operations	30,433	20,439	95,094	50,290

Non-operating income:
Gain (loss) on investments in marketable securities	2,808	(1)	2,927	—
Loss on long-term investments	—	—	1,992	—
Other non-operating income	—	488	4	518
Interest income, net	1,404	942	3,691	2,779

Income before income taxes	34,645	21,868	99,724	53,587

Income tax expense	13,962	6,779	29,592	16,612

Net income	$20,683	$15,089	$70,132	$36,975

Earnings per share:
Basic	$0.27	$0.20	$0.94	$0.50

Diluted	$0.27	$0.20	$0.91	$0.49

Shares used in per share calculation:
Basic	75,694	74,050	74,860	74,143

Diluted	77,428	76,399	77,256	75,979

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Nine Months Ended
	March 27, 2005	March 28, 2004
Operating activities:
Net income	$70,132	$36,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	49,855	39,587
Loss on disposal of property, equipment and patents	603	275
(Gain) loss on marketable securities	(2,927)	—
Write-down of long-term investments	1,992	—
Amortization of patent rights	1,207	602
Amortization of premium on securities held to maturity	1,763	2,420
Amortization of deferred compensation	—	392
Deferred income taxes	(2,137)	13,889
Changes in operating assets and liabilities:
Accounts and interest receivable	(11,220)	5,737
Inventories	(9,918)	550
Prepaid expenses and other assets	(5,159)	(261)
Accounts payable, trade	2,347	(1,973)
Accrued expenses and other liabilities	12,726	3,205

Net cash provided by operating activities	109,266	101,399

Investing activities:
Purchase and deposits for property and equipment	(119,781)	(48,707)
Purchase of securities held to maturity	(100,022)	(86,698)
Proceeds from maturities of securities held to maturity	79,632	78,239
Costs associated with the acquisition of ATMI GaN	—	(105)
Proceeds from available for sale securities	4,791	—
Proceeds from sale of investment	358	—
Proceeds from sale of property and equipment	532	8
Increase in other long-term assets	(6,290)	85
Capitalized patent costs	(2,616)	(5,058)

Net cash used in investing activities	(143,396)	(62,236)

Financing activities:
Net proceeds from exercise of stock options	48,842	8,476
Repurchase of common stock	(35,261)	(11,522)

Net cash provided by (used in) financing activities	13,581	(3,046)

Net (decrease) increase in cash and cash equivalents	(20,549)	36,117
Cash and cash equivalents:
Beginning of period	$81,472	$64,795

End of period	$60,923	$100,912

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19,964	$2,872

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The consolidated balance sheet at March 27, 2005, the consolidated statements of income for the three and nine months ended March 27, 2005 and March 28, 2004, and the consolidated statements of cash flow for the nine months ended March 27, 2005 and March 28, 2004 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for the nine months ended March 27, 2005, and for all periods presented, have been made. The consolidated balance sheet at June 27, 2004 has been derived from the audited financial statements as of such date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s fiscal 2004 Annual Report on Form 10-K. The results of operations for the period ended March 27, 2005 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc., and its wholly owned subsidiaries, Cree Microwave, Inc. (“Cree Microwave”), Cree Employee Services Corporation, CI Holdings, Limited, Cree Asia-Pacific, Inc., Cree Japan, Inc, Cree International Holdings Inc., Cree International GmbH, Cree Europe GmbH and Cree Asia-Pacific Limited (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

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

Summarized financial information concerning the reportable segments as of and for the three and nine months ended March 27, 2005 and March 28, 2004 is shown in the following table. There were no intercompany sales between the Cree segment and the Cree Microwave segment during the comparative periods. The “Other” column represents amounts excluded from specific segments such as interest income and gains or losses on the sale of marketable securities. In addition, the “Other” column also includes corporate assets such as cash and cash equivalents, short-term investments held-to-maturity, marketable securities, interest receivable and long-term investments held-to-maturity, which were not allocated to a specific segment.

As of and for the three months ended March 27, 2005 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statements of Income:

Product revenue, net	$90,279	$957	$—	$91,236
Contract revenue, net	5,474	—	—	5,474

Total revenue	95,753	957	—	96,710

Cost of revenue	42,792	2,678	—	45,470

Gross profit (loss)	52,961	(1,721)	—	51,240

Research and development	10,936	569	—	11,505
Sales, general and administrative	8,367	658	—	9,025
Other expense	277	—	—	277
Gain on sale of marketable securities	—	—	2,808	2,808
Income (loss) before income taxes	33,381	(2,948)	4,212	34,645
Depreciation and patent amortization	$17,425	$613	$—	$18,038

Other Consolidated Financial Information:
Inventories, net	$27,390	$1,956	$—	$29,346
Property and equipment, net	341,536	1,985	—	343,521
Additions to property and equipment	37,256	—	—	37,256
Total assets	$460,143	$5,721	$249,433	$715,297

As of and for the three months ended March 28, 2004 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statements of Income:
Product revenue, net	$69,318	$2,175	$—	$71,493
Contract revenue, net	5,730	—	—	5,730

Total revenue	75,048	2,175	—	77,223

Cost of revenue	36,417	2,596	—	39,013

Gross profit (loss)	38,631	(421)	—	38,210

Research and development	9,367	1,114	—	10,481
Sales, general and administrative	6,494	716	—	7,210
Loss on disposal of property and equipment	50	30	—	80
Other non operating income	488	—	—	488
Income (loss) before income taxes	23,207	(2,281)	942	21,868
Depreciation and amortization	$13,564	$686	$—	$14,250

Other Consolidated Financial Information:
Inventories, net	$16,051	$1,073	$—	$17,124
Property and equipment, net	250,433	9,935	—	260,368
Additions to property and equipment	11,252	55	—	11,307
Total assets	$327,429	$13,495	$258,324	$599,248

For the nine months ended March 27, 2005 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statements of Income:
Product revenue, net	$269,084	$3,906	$—	$272,990
Contract revenue, net	17,191	—	—	17,191

Total revenue	286,275	3,906	—	290,181

Cost of revenue	128,096	8,732	—	136,828

Gross profit (loss)	158,179	(4,826)	—	153,353

Research and development	30,789	2,355	—	33,144
Sales, general and administrative	22,490	2,022	—	24,512
Other expense	603	—	—	603
Other non operating income	4	—	—	4
Gain on sale of marketable securities	—	—	2,927	2,927
Loss on long-term investment	—	—	(1,992)	(1,992)
Income (loss) before income taxes	104,301	(9,203)	4,626	99,724
Depreciation and patent amortization	$49,148	$1,914	$—	$51,062

Other Consolidated Financial Information:
Additions to property and equipment	$118,949	$832	$—	$119,781

For the nine months ended March 28, 2004 (in thousands)	Cree	Cree Microwave	Other	Total
Highlights from the Consolidated Statement of Income:
Product revenue, net	$192,411	$5,209	$—	$197,620
Contract revenue, net	18,877	—	—	18,877

Total revenue	211,288	5,209	—	216,497

Cost of revenue	108,756	8,218	—	116,974

Gross profit (loss)	102,532	(3,009)	—	99,523

Research and development	23,883	3,105	—	26,988
Sales, general and administrative	20,003	2,016	—	22,019
Loss on disposal of property and equipment	53	173	—	226
Other non operating income	489	29	—	518
Income (loss) before income taxes	59,082	(8,274)	2,779	53,587
Depreciation and amortization	$38,207	$1,987	$—	$40,194

Other Consolidated Financial Information:
Additions to property and equipment	$48,452	$255	$—	$48,707

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

Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at March 27, 2005 and June 27, 2004 and the reported amounts of revenues and expenses during the three and nine months ended March 27, 2005 and March 28, 2004. Actual amounts could differ from those estimates.

Earnings per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
	(In thousands, except per share amounts)
Net income	$20,683	$15,089	$70,132	$36,975
Weighted average common shares	75,694	74,050	74,860	74,143

Basic earnings per common share	$0.27	$0.20	$0.94	$0.50

Net income	$20,683	$15,089	$70,132	$36,975
Diluted weighted average common shares:
Common shares outstanding	75,694	74,050	74,860	74,143
Dilutive effect of stock options and warrants	1,734	2,349	2,396	1,836

Total diluted weighted average common shares	77,428	76,399	77,256	75,979

Diluted earnings per common share	$0.27	$0.20	$0.91	$0.49

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” these shares were not included in calculating diluted earnings per share. For the three and nine months ending March 27, 2005, there were 4.5 million and 3.8 million shares, respectively, not included in calculating diluted earnings per share because their effect was considered to be antidilutive. For the three and nine months ending March 28, 2004, there were 4.6 million and 8.4 million shares, respectively, not included in calculating diluted earnings per share because their effect was considered to be antidilutive.

Business Combination

The Company acquired the GaN substrate and epitaxy business of Advanced Technology Materials, Inc. (“ATMI”) effective March 31, 2004. The Company signed a definitive agreement to purchase the intellectual property, fixed assets and inventory of this business for $10.3 million in cash. The Company accounted for this transaction under the purchase method of accounting and there was no resulting goodwill. The operating results for the assets acquired from ATMI are included in the accompanying consolidated statements of income since the date of acquisition.

As part of the acquisition, the Company has relocated and combined the acquired GaN substrate and epitaxy business with its North Carolina operations. The Company originally established a $315,000 liability to cover relocation costs for employees and equipment in the fourth quarter of fiscal 2004. During the first quarter of fiscal 2005, the Company increased the liability by $256,000 to provide for direct costs incurred in vacating the business’s former leased location. The following table summarizes the changes in the Company’s relocation liability for the nine months ended March 27, 2005:

For the Nine Months Ended March 27, 2005 (in thousands)
Balance at June 27, 2004	$285
Additional relocation costs	256
Relocation costs paid	(520)

Balance at March 27, 2005	$21

Revenue Recognition and Accounts Receivable

Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment. The majority of the Company’s products have shipping terms that are free on board (“FOB”) or free carrier alongside (“FCA”) shipping point, which means that the Company fulfills the obligation to deliver when the goods are handed over and placed in the charge of the carrier at the Company’s shipping dock. This means that the buyer bears all costs and risks of loss or damage to the goods from such above-referenced delivery point. The difference between FOB and FCA is that under FCA terms, the customer designates a shipping carrier of choice to be used. In certain cases, the Company ships its products cost insurance freight (“CIF”). Under this arrangement, revenue is recognized under FOB shipping point terms, however, the Company is responsible for the cost of insurance to transport the product as well as the cost to ship the product. For all of its sales other than those with CIF terms, the Company invoices its customers only for shipping costs necessary to physically move the product from its place of business to the customer’s location. The costs primarily consist of overnight shipping charges. The Company incurs the direct shipping costs on behalf of the customer and invoices the customer to obtain direct reimbursement for such costs. The Company accounts for its shipping costs by recording the amount of freight that is invoiced to its customers as revenue, with the corresponding cost recorded as cost of revenue. For the three and nine-month periods ended March 27, 2005, the Company recognized $48,000 and $138,000, respectively, as revenue for shipping and handling costs. For the three and nine-month periods ended March 28, 2004, the Company recognized $27,400 and $79,500, respectively, as revenue for shipping and handling costs. If inventory is maintained at a consigned location, revenue is recognized when the Company’s customer pulls product for its use and the title of the goods is transferred to the customer.

The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims for up to 36 months for Cree Microwave products and for lesser periods for Cree products. In addition, certain of the Company’s sales arrangements provide for limited product exchanges and reimbursement of certain sales costs. As a result, the Company records an allowance for sales returns at the time of sale, which is recorded as a reduction of product revenue.

Prior to the third quarter of fiscal 2005, the Company deferred revenue equal to contractual levels under certain of its contracts and recognized the related revenue less any claims made against the reserves when the customer’s rights expired. The Company deferred revenue in this manner because the Company did not have sufficient historical information to provide a basis to estimate the amount of future claims under these contractual arrangements. In the third quarter of fiscal 2005, the Company determined that sufficient historical sales return information was available that enabled the Company to reasonably estimate sales returns in accordance with criteria in Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). As a result of this change, the Company increased its allowance for sales returns by $8.4 million and decreased deferred revenue by $8.0 million in the third quarter of fiscal 2005 in its consolidated balance sheet. These changes also had an impact to product revenue by reducing it by $441,000 in the third quarter of fiscal 2005. The allowance for sales returns at March 27, 2005 and June 27, 2004 was $9.5 million and $798,000, respectively. The amount of deferred revenue at March 27, 2005 and June 27, 2004 was $0 and $8.4 million, respectively. Significant judgments and estimates made by management are used in connection with establishing the allowance for sales returns. Material differences may result in the actual amount and timing of the Company’s revenue for any period in which management made different judgments or used different estimates.

In connection with the change in its estimate for sales returns, the Company also recorded an estimate in accordance with SFAS 48 for the value of product returns that it believes will be returned to inventory in the future and resold. This includes an estimate for costs of inventory that may be returned in the future. In the third quarter of fiscal 2005, the Company estimated the cost of future product returns at $1.6 million, which was reflected in other current assets in the consolidated balance sheet and as a reduction of cost of product sales on the consolidated statement of income. The Company also reduced its warranty reserve by $683,000 in the third quarter of fiscal 2005, since the estimate for sales returns includes the cost of products that may be returned and replaced under warranty provisions. The net effect of the adjustments recorded for the changes in accounting estimates for both the sales returns and related costs of sales was a $1.9 million increase to pretax income for the third quarter of fiscal 2005. Net of income taxes this adjustment increased net income by $1.3 million or $0.02 per common share. The Company also estimated an allowance for bad debt of $106,000 in the third quarter of fiscal 2005 that was recorded as a contra asset account to accounts receivable on its consolidated balance sheet and as a sales, general and administrative expense on its statement of income.

Revenue from government contracts and certain private entities is recorded on the proportional performance method of accounting as contract expenses are incurred. Contract revenue represents reimbursement by various U.S. Government entities and other parties to aid in the development of new technology. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. The contract funding may be based on either a cost-plus or a cost-share arrangement. The revenue recognized under each contract is determined by cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus revenue is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs relating to the activities to be performed by the Company under the contract are divided between the U.S. Government and the Company based on the terms of the contract. The government’s cost share is then paid to the Company. Activities performed under these arrangements include research regarding SiC and GaN materials and devices. The contracts typically require the submission of a written report that documents the results of such research, as well as some material deliverables.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investment held-to-maturity accounts, interest receivables, accounts payable and other liabilities approximate fair values at March 27, 2005 and June 27, 2004.

Investments

Investments are accounted for using the specific identification method and in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). This statement requires certain securities to be classified into three categories:

Securities Held-to-Maturity: Debt securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost.

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

As of March 27, 2005 and June 27, 2004, the Company held a long-term equity investment in the common stock of Color Kinetics, Incorporated (“Color Kinetics”). In fiscal 2001 and 2002, the Company purchased an aggregate of 2,202,442 shares of Color Kinetics stock in private investment rounds for aggregate consideration of $12.7 million. On June 22, 2004, the shares of Color Kinetics’ stock began trading on the Nasdaq National Market. The Company accounts for its shares in Color Kinetics as available-for-sale securities under SFAS 115. Accordingly, unrealized gains or losses on Color Kinetics’ shares are excluded from earnings and are recorded as other comprehensive income, net of tax. Management classifies the shares as a long-term investment as the Company has the intent and the ability to hold these shares. During the third quarter of fiscal 2005, the Company sold 343,000 common shares of Color Kinetics for $4.8 million, and recognized a net gain on the sale of $2.8 million. The Company held 1,859,442 common shares of Color Kinetics as of March 27, 2005. As of March 27, 2005 and June 27, 2004, the Company had recorded a cumulative unrealized gain on its investment in Color Kinetics of $7.9 million and $9.3 million, respectively, (or $4.8 million and $5.6 million, net of tax, respectively). The unrealized gain was based on the closing stock price of the stock as of March 27, 2005 and June 27, 2004 to determine the fair market value for the Company’s investment of $18.6 million and $22.0 million, respectively. The Company was restricted from selling its shares in Color Kinetics for a period of 180 days from June 22, 2004, the date of Color Kinetics’ initial public offering. This restriction was lifted on December 22, 2004.

For the three and nine months ended March 27, 2005, the Company recorded a $4.1 million increase and a $3.8 million reduction in its income tax expense, respectively, related to the unrealized capital gains on the Color Kinetics investment. In fiscal 2002, the Company recorded a capital loss associated with certain other marketable securities that was carried forward for tax purposes. However, the Company fully reserved the tax benefits associated with the loss because the benefits were required to be offset against an unrealized capital gain. Once the Company’s ability to transfer the Color Kinetics stock was no longer contractually restricted, the increase in the market value of the Company’s investment in Color Kinetics was an unrealized capital gain that the Company could offset against the fiscal 2002 loss carryforward. Therefore, a portion of the valuation allowance associated with the prior year capital loss was reversed in the second quarter of fiscal 2005 and was adjusted in the third quarter of fiscal 2005, based on the most recent closing stock price as of December 26, 2004 and March 27, 2005. In future periods, the Company will continue to adjust its deferred tax asset valuation allowance in connection with any increase or decrease in the value of its investment in Color Kinetics, which could increase or decrease the income tax expense for such period.

As of March 27, 2005 and June 27, 2004, the Company held equity investments in privately-held companies with carrying values of $37,000 and $2.9 million, respectively, for each period. These privately-held investments were accounted for under the cost method of accounting and are included in other non-current assets in the consolidated balance sheets. Since the Company does not have the ability to exercise significant influence over the operations of such privately-held companies, the investment balances are carried at cost and accounted for using the cost method of accounting. Because the shares of stock and stock warrants the Company received in these investments are not publicly traded, there is no established market for these securities. During the second quarter of fiscal 2005, the Company recorded a write-down of $2.0 million on its investment in Lighthouse Technologies Limited (“Lighthouse”) representing the Company’s best estimate of an other-than-temporary decline in the value of the investment. This impairment charge was recorded as a loss on long-term investments on the consolidated statement of income. During the third quarter of fiscal 2005, the Company sold its investment in Lighthouse for $896,000, which was the carrying value of the investment.

Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
	(In thousands)
Net income	$20,683	$15,089	$70,132	$36,975
Other comprehensive income:
Unrealized loss on available for sale securities, net of taxes	(8,836)	—	(854)	—

Comprehensive income	$11,847	$15,089	$69,278	$36,975

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method for finished goods and work-in-progress accounts. The Company uses the average cost method for raw materials for the Cree segment. The Cree Microwave segment uses a standard cost method to value its inventory. It is the Company’s policy to record a reserve against inventory once it has been determined that conditions exist which may not allow the Company to sell the inventory for its intended purpose, the inventory’s value is determined to be less than cost or it is determined to be obsolete. The charge for the inventory reserves is recorded in cost of product revenue on the consolidated statements of income. The Company evaluates inventory levels quarterly against sales forecasts on a part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted quarterly to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management.

As of March 27, 2005, the Company maintained a $513,000 reserve for inventory. Of this total amount, $76,000 is attributable to the Cree Microwave segment and $437,000 is attributable to the Cree segment. During the three and nine months ended March 27, 2005, Cree Microwave scrapped $68,000 and $182,000, respectively of previously reserved products. The Company reduced the respective inventory reserves accordingly as of March 27, 2005.

The following is a summary of inventory (in thousands):

	March 27, 2005	June 27, 2004
Raw materials	$6,155	$4,227
Work-in-progress	11,927	8,083
Finished goods	11,777	7,813

	29,859	20,123
Inventory reserve	(513)	(695)

Total inventory, net	$29,346	$19,428

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

Patent Rights

Patent rights reflect costs incurred to enhance and maintain the Company’s intellectual property position. Patent rights are amortized on a straight-line basis over the lesser of 20 years from the date of patent application. The related amortization expense was $404,000 and $1.2 million for the three and nine months ended March 27, 2005, respectively. The related amortization expense was $215,000 and $602,000 for the three and nine months ended March 28, 2004, respectively.

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

The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where the Company anticipates that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts where the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding as an offset of those expenses. For the three and nine months ended March 27, 2005 and March 28, 2004, there were no contracts for which direct expenses exceeded funding.

Product Warranty Costs

During the third quarter of fiscal 2005, the Company changed its estimate for sales returns, which included a reserve for products that may be returned or replaced under warranty provisions. As a result, the Company reflects the estimated warranty returns within its sales returns allowance. The following table summarizes the changes in the Company’s product warranty liability for the three and nine-month periods ended March 27, 2005 and March 28, 2004:

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
	(In thousands)
Balance at beginning of period	$683	$738	$680	$341
Accruals for warranty expense	—	11	204	520
Reversals due to use or expiration of liability or change in estimate	(683)	(37)	(884)	(149)

Balance at end of period	$—	$712	$—	$712

Income Taxes

The Company has established an estimated tax provision based upon an effective rate of 31.11% for the three and nine months ended March 27, 2005. The Company’s effective tax rate was 31% for the three and nine months ended March 28, 2004. The estimated effective rate was based upon estimates of income for the fiscal year and projected differences between book and taxable income for the year. However, the actual effective rate may vary depending upon actual results compared to projected pre-tax book income for the year and other factors. Income taxes have been accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

During the third quarter of fiscal 2005, the Company’s income tax expense was increased by an aggregate of $3.2 million of adjustments, which reduced earnings per share by $0.04 per common share. As of March 27, 2005, the Company has a federal capital loss carryover of $45.7 million. Prior to the second quarter of fiscal 2005, the related deferred tax asset of $16.0 million was offset by a valuation allowance; since it was more likely than not that the Company could not utilize the capital loss carryover. Based on Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” the valuation allowance should be adjusted for any new realizable federal capital gains or losses. Since the contractual trading restrictions on the Company’s investment in Color Kinetics expired on December 22, 2004, the Company recorded a $7.9 million reduction in its income tax expense related to the increase in the value of its investment in Color Kinetics. In the third quarter of fiscal 2005, the Company’s investment in Color Kinetics declined, which resulted in a $4.1 million increase in the valuation allowance. For the nine months ended March 27, 2005, the change in value of the Company’s investment in Color Kinetics resulted in a $3.8 million decrease in the valuation allowance. Also, during the third quarter of fiscal 2005, the Company determined that its effective tax provision rate had declined from 32.20% to 31.11%, and, as a result recorded a $716,000 reduction in income tax expense. During the second quarter of fiscal 2005, the Company increased the valuation allowance related to privately-held investments by $697,000 resulting from the tax effect of the $2.0 million reserve that was recorded in the second quarter of fiscal 2005. Additionally, the Company increased income tax expense by $1.8 million for a settlement on state income taxes, estimated state tax rate changes and other adjustments. The net effect of the adjustments recorded for income taxes was a $2.1 million increase to net income, or $0.03 per common share, for the nine months ended March 27, 2005.

Stock Options

The Company accounts for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has adopted stock plans under which options for the purchase of common stock have been granted to employees and directors of the Company. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of the revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123”) (in thousands, except per share amounts):

	Three Months Ended March 27, 2005	Nine Months Ended March 27, 2005
Net income, as reported	$20,683	$70,132
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,361)	(17,528)

Pro forma net income	$14,322	$52,604

Basic earnings per share, as reported	$0.27	$0.94
Pro forma basic net income per share	$0.19	$0.70
Diluted earnings per share, as reported	$0.27	$0.91
Pro forma diluted net income per share	$0.19	$0.68

	Three Months Ended March 28, 2004	Nine Months Ended March 28, 2004
Net income, as reported	$15,089	$36,975
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	12	152
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,707)	(25,104)

Pro forma net income	$6,394	$12,023

Basic earnings per share, as reported	$0.20	$0.50
Pro forma basic net income per share	$0.09	$0.16
Diluted earnings per share, as reported	$0.20	$0.49
Pro forma diluted net income per share	$0.08	$0.16

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

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued a revised FASB Statement No. 123, (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which is a revision of SFAS 123. SFAS 123(R) supercedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted no later than the first annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on June 27, 2005, the beginning of its first quarter of fiscal 2006 using the modified-prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method set forth in APB 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the fair value method under SFAS 123(R) will have a significant impact on the Company’s results of operations, however, the Company’s overall financial position will not be affected by the adoption of SFAS 123(R). The actual impact of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard and therefore, the disclosure of pro forma net income and earnings per share in Note 2 to the Company’s consolidated financial statements, would remain the same. SFAS 123(R) also requires that tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as operating cash flow. This requirement will reduce net operating cash flow and increase net financing cash flow in periods after the adoption of SFAS 123(R). Estimation of the increase in net financing cash flow and decrease in net operating cash flow depends on the timing and exercise of stock options and is difficult to predict. The amount of operating cash flow recognized in prior periods for such excess tax deductions was $3.1 million, $5.2 million, and $2.7 million in the fiscal years ended 2004, 2003 and 2002, respectively.

Contingencies

During the three months ended March 27, 2005, there were no material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004, the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2004. Please refer to Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended June 27, 2004, Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004 and Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2004 respectively, for a description of other material legal proceedings.

Subsequent Event

On April 13, 2005, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved accelerating the vesting of certain “out-of-the money” options to purchase shares of the Company’s common stock with exercise prices greater than the current fair market value per share granted under the 2004 Long-Term Incentive Compensation Plan, the Equity Compensation Plan, and the 2001 Nonqualified Stock Option Plan. As a result of the acceleration of the vesting of certain options, options to purchase approximately 1.76 million shares that were subject to vesting at various times from June 2005 through February 2009 became fully vested on April 15, 2005, the effective date of the acceleration. The affected options have exercise prices ranging from $24.97 to $71.53 per share, with the shares subject to acceleration having a weighted average exercise price of $32.95 per share. The last reported sale price of the Company’s common stock on The Nasdaq Stock Market on April 15, 2005 was $24.94. Under the resolutions approved by the Compensation Committee, the terms of each affected option are deemed amended such that the option is fully vested and exercisable on April 15, 2005, except that certain options granted within six months before April 15, 2005 are fully vested but not exercisable until six months after the date the option was granted. Options held by non-employee directors are excluded from the acceleration. Any affected options held by executive officers and other senior management employees that are exercised prior to the original vesting date will be subject to restrictions prohibiting a cashless exercise or other transfer of the shares until the earlier of the original vesting date or the individual’s termination of service.

The purpose of accelerating vesting of the options was to enable the Company to avoid recognizing future compensation expense associated with these options upon adoption of SFAS 123(R). Commencing with the Company’s fiscal year that begins June 27, 2005, SFAS 123(R) will require that the Company recognize compensation expense equal to the fair value of equity-based compensation awards over the vesting period of each such award. The aggregate pre-tax expense for the shares subject to acceleration that, absent the acceleration of vesting, would have been reflected in the Company’s consolidated financial statements beginning in fiscal 2006 is estimated to be a total of approximately $22.6 million (approximately $11.2 million in fiscal 2006, approximately $8.7 million in fiscal 2007, approximately $2.7 million in fiscal 2008 and approximately $0.1 million in fiscal 2009).

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

Business Overview

We develop and manufacture semiconductor materials and electronic devices made from SiC, GaN, silicon and related compounds. The majority of our products are currently produced in our factory in Durham, North Carolina. We derive the largest portion of our revenue from the sale of blue and green LED chips. We currently offer LED chips at three brightness levels:

•	high-brightness blue, traffic green and true green products, which include our

MegaBright®, XBright® and XThin® chips and our XB900™ and XB500™ power chip devices;

•	mid-brightness blue, traffic green and true green products, which include UltraBright® and UT230™ devices; and

•	standard brightness blue products.

Our LED chips are packaged by our customers and used by manufacturers as a lighting source for mobile appliances such as mobile phones, lighting for entertainment products such as pachinko machines, automotive dashboard lighting, indicator lamps, miniature white lights, indoor and outdoor full color displays, traffic signals and other lighting applications. Some of our customers package our blue LEDs in combination with phosphors to create white LEDs. In July 2004, we released a family of new high power packaged LEDs called XLamp™ products that are designed to compete with conventional lighting technology for certain specialty lighting applications. We currently are marketing these products for use in architectural lighting, appliance lighting and reading lamps. LED products represented 83% and 82% of our revenue for the three and nine months ended March 27, 2005, respectively. LED products represented 80% and 78% of our revenue for the three and nine months ended March 28, 2004, respectively.

We also derive revenue from the sale of semiconductor wafer products that our customers use for manufacturing LEDs, power and radio frequency (“RF”) devices or for research and development. Sales of these products represented 6% and 7% of our revenue for the three and nine months ended March 27, 2005, respectively. Sales of wafer products represented 6% and 8% of our revenue for the three and nine months ended March 28, 2004, respectively. We also sell SiC materials in bulk crystal form to Charles & Colvard, Ltd. (“C&C”) for use in gemstones. Sales of SiC crystals for gemstones represented 2% of our revenue for the three and nine months ended March 27, 2005, respectively. Sales of SiC crystals for gemstones represented 2% of our revenue for the three and nine months ended March 28, 2004, respectively. Our other products include SiC-based power and RF devices. We received 2% of our revenue from sales of power devices and SiC-based RF devices combined for the three and nine months ended March 27, 2005, respectively. We received 2% and 1% of total revenue from sales of power devices and SiC-based RF devices combined for the three and nine months ended March 28, 2004, respectively.

Through our Cree Microwave segment, based in Sunnyvale, California, we also develop and manufacture RF power transistors and modules using silicon technology. During each of the three and nine months ended March 27, 2005, we received 1% of our revenue from sales from our Cree Microwave segment. During the three and nine months ended March 28, 2004, we received 3% and 2%, respectively, of our revenue from sales from our Cree Microwave segment.

The balance of our revenue was derived primarily from research funding under government contracts, which amounted to 6% for the three and nine months ended March 27, 2005, respectively. For the three and nine months ended March 28, 2004, revenue from contracts was approximately 7% and 9%, respectively. Under various programs, U.S. Government and other entities assist us in the development of new technology by funding our research and development efforts. Contract revenue includes funding for direct research and development costs and a portion of our general and administrative expenses and other operating expenses for contracts under which we expect funding to exceed direct costs over the life of the contract. For contracts under which we anticipate that direct costs will exceed amounts to be funded over the life of the contract, we report direct costs as research and development expenses with related reimbursements recorded as an offset to those expenses. For the three and nine months ended March 27, 2005 and March 28, 2004, we did not have any contracts for which we anticipated direct costs to exceed funding over the life of the contract.

Product Overview

Our LED revenue and units sold increased 30% and 53%, respectively, in the third quarter of fiscal 2005 over the prior year comparative period. During the third quarter of fiscal 2005, our growth was generated by strong sales of our high brightness products. These high brightness products are targeted for new designs in mobile phone applications for LCD backlighting, white keypads and camera flashes, and we experienced a strong seasonal demand for blue and green LEDs for gaming machines, including pachinko, and other applications. Some of our high brightness success in the third quarter of fiscal 2005 resulted from sales of our newer families of products that have been introduced over the past year. During the third quarter of fiscal 2005 we noted a decline in sales of our mid-brightness products, as our customers’ demand for blue LEDs for keypad backlighting in mobile phones was lower due to the seasonal trend for these markets. Sales of high-brightness LEDs increased from 52% to 66% of our LED revenue, sequentially, during the third quarter of fiscal 2005. Sales of mid-brightness products declined from 42% to 31% of our LED revenue, sequentially, in the third quarter of fiscal 2005. During the third quarter of fiscal 2005, LEDs for mobile phones were still the largest demand from our customers, despite the decline in demand for blue keypad applications. Mobile phone applications typically use the UT230 chip to illuminate blue keypads and MegaBright and X-class products for use in white keypads, camera flashes and backlights for LCDs. Sales of products used in pachinko machines were also particularly strong in the third quarter of fiscal 2005 due to seasonal increases as well as pent up demand for products because these markets experienced a delay in regulatory approval for some models in the last half of calendar year 2004 that were resolved in the third quarter of fiscal 2005. These applications generally require MegaBright and X-class products. Sales of our standard brightness products made up 3% of our LED sales during the third quarter of fiscal 2005.

We are focused on continuing to expand our high-brightness product family with brighter blue and green products. Our customers have identified mobile phone LCD backlights as a large near-term growth opportunity. We believe that we currently participate in a small percentage of this market, as one Japanese competitor has a large market share. We anticipate that the competition for these designs will be intense, which means that our ability to provide higher performance LEDs at lower costs will be critical to our success. We have continued to drive our LED costs lower by converting our LED production process from two-inch to three-inch SiC wafers. During the third quarter of fiscal 2005, approximately one third of our LED chips were manufactured on three-inch wafers, and we improved our yield on these products, which lowered our cost per die. On a long-term basis, we target further cost savings from products made from three-inch wafers as well as other yield and process improvements.

In the first quarter of fiscal 2005, we released our XLamp 7090 series, which were the first products in our high power packaged LED family. In the second quarter of fiscal 2005, we released the XLamp 4550 series for smaller form factor applications and a brighter XLamp 7090 product. The XLamp products are being designed into several specialty lighting applications including architectural and appliance lighting. During the three months ended March 27, 2005, wafer revenue increased 14% over the prior year period due to a significant increase in sales of certain wafer products with higher average sales prices. Revenue from the sale of SiC materials used in gemstones was 79% greater in the third quarter of fiscal 2005 as compared to the prior year period due to greater customer demand and improved yields. Revenue from silicon-based microwave products decreased 56% in the third quarter of fiscal 2005 as compared to the prior year period due to changes in our customer base and other factors. Contract revenue decreased 4% for the three months ended March 27, 2005 over the prior year period due to the winding down of certain contract programs.

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

Valuation of Long-Lived Assets. We have approximately $477.8 million of long-lived assets as of March 27, 2005, including approximately $364.9 million related to fixed assets and capitalized patents and license rights, $87.0 million in long-term investments held to maturity, $18.6 million in long-term marketable securities available-for-sale and $7.3 million of other long term assets, including $6.4 million in deferred license fees, net investments in privately held companies of $37,000 and long-term deposits of $916,000. In addition to the original cost of these assets, their recorded value is impacted by a number of management estimates that are determined based on our judgment, including estimated useful lives and salvage values. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets have been impaired. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimations of the fair market value of the assets, and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations and estimated salvage values. For the three and nine months ended March 27, 2005, we recorded write-downs equal to $277,000 and $603,000, respectively, for the disposal of certain equipment. We also review our capitalized patent portfolio and record impairment charges when circumstances warrant, such as when issued patents have been abandoned or patent applications are no longer being pursued.

Accounting for Marketable and Non-Marketable Equity Securities. From time to time, we evaluate strategic opportunities and potential investments in complementary businesses, and as a result we may invest in marketable equity securities. We classify marketable securities that are not trading or held-to-maturity securities as available-for-sale. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity on the consolidated balance sheets. Realized gains and losses are recognized upon the sale or disposition of the investment. Declines in value that are deemed to be other-than-temporary in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), are recorded as an investment loss on our consolidated statements of income. We have a policy in place to review our equity holdings on a periodic basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy requires, among other things, a review of each company’s cash position, stock price performance, liquidity, ability to raise capital and any management changes. Based on this review, if we believe that an other-than-temporary decline exists in the value of one of our marketable equity securities, it is our policy to write-down these equity investments to the market value. In addition, we record a write-down for investments in publicly held companies for an other-than-temporary impairment any time the market price of the security has remained below our average cost for two consecutive fiscal quarters, unless strong positive evidence exists that makes it clear that an other-than-temporary write-down would be inappropriate under the guidance of SFAS 115. Any related write-down would then be recorded as an investment loss on our consolidated statement of income.

As of June 27, 2004, we began accounting for our investment in the common stock of Color Kinetics as a marketable security that is available-for-sale under SFAS 115. Our investment in Color Kinetics is valued at $18.6 million, which represents the $10.7 million cost, plus a $7.9 million unrealized gain in the security based on the closing share price on March 24, 2005, which was the last trading date in the third quarter of fiscal 2005. As an available-for-sale security, any unrealized gain or loss is accounted for as a comprehensive income item in the equity section of the consolidated balance sheet and on the consolidated statement of shareholders’ equity and is not recorded through earnings. During the third quarter of fiscal 2005, we sold 343,000 shares of our Color Kinetics investment, which resulted in a gain of $2.8 million. At March 28, 2004, we held no marketable equity securities.

In fiscal 2002, we recorded a capital loss associated with certain other marketable securities that was carried forward for tax purposes. However, we fully reserved the tax benefits associated with the loss because the benefits were required to be offset with an unrealized capital gain. The increase in the market value of our investment in Color Kinetics became an unrealized gain that we could offset against the fiscal 2002 loss carryforward once our ability to transfer the stock was no longer contractually restricted. Therefore, a portion of the valuation allowance associated with the prior year capital loss was reversed in fiscal 2005, following expiration of the lock-up. For the three months ended March 27, 2005, we recorded a $4.1 million increase in our income tax expense related to an adjustment to the unrealized gains on our Color Kinetics investment. In future periods, we will be required to adjust our deferred tax asset valuation allowance in connection with any increase or decrease in the value of our investment in Color Kinetics, which could increase or decrease the income tax expense recorded for each quarter.

From time to time, we have made strategic investments in the equity securities of privately held companies. Since we do not have the ability to exercise significant influence over the operations of these companies, the investment balances are carried at cost and accounted for using the cost method of accounting. Because the shares of stock that we receive in these investments are not publicly traded, there is no established market for these securities. We review the fair value of these investments on a regular basis to evaluate the carrying value of the investments. This review includes, but is not limited to, an analysis of the companies’ cash position, financing needs, earnings and revenue outlook, and operational performance. The evaluation process is based on information we request from the privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If we determine that the carrying value of an investment is at an amount in excess of fair value, it is our policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on our consolidated statement of income. During the second quarter of fiscal 2005, we recorded a write-down on our investment in Lighthouse of $2.0 million pre-tax, representing our best estimate of an other-than-temporary decline in the value of the investment. This impairment charge was included in other non-operating loss on the consolidated statement of income. Our investment was written down to reflect the fair value based on our evaluation of the company’s financial results and a third party proposal to purchase our investment. During the third quarter of fiscal 2005, we sold our investment in Lighthouse for $896,000, which was the carrying value of the investment. We no longer hold any investments in privately-held companies where the investment has a carrying value on our financial statements except for a $37,000 investment representing the estimated value of warrants that we received from a privately-held company. There were no adjustments made to investment losses on our consolidated statements of income during the three and nine months ended March 28, 2004 relating to our investments in privately-held companies.

Inventories. Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method for finished goods and work-in-progress accounts and using the average cost method for raw materials for the Cree segment. The Cree Microwave segment uses a standard cost inventory costing method. We evaluate our ending inventories for excess quantities, impairment of value and obsolescence on a quarterly basis. This evaluation includes analysis of sales levels by product and projections of future demand based upon a review of orders, forecasts and customer purchase trends. We reserve for inventories on hand that are greater than twelve months old, unless there is an identified need for the inventory. In addition, we write off inventories that are considered obsolete based upon changes in customer demand, manufacturing process changes that result in existing inventory obsolescence or new product introductions, which eliminate demand for existing products. Remaining inventory balances are adjusted to approximate the lower of our manufacturing cost or market value. If future demand or market conditions are less favorable than our estimates, additional inventory write-downs may be required and would increase cost of revenue in the period the revision is made. As of March 27, 2005 and June 27, 2004, our inventory reserve account balance was $513,000 and $695,000, respectively.

Revenue Recognition and Accounts Receivable. Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. The majority of our products have shipping terms that are free on board (“FOB”) or free carrier alongside (“FCA”) shipping point, which means that we fulfill our obligation to deliver when the goods are handed over and into the charge of the carrier at our shipping dock. This means that the buyer bears all costs and risks of loss or damage to the goods from that point. The difference between FOB and FCA is that under FCA terms, the customer designates a shipping carrier of choice to be used. In certain cases, we ship our products cost insurance freight (“CIF”). Under this arrangement, revenue is recognized under FOB shipping point terms, however, we are responsible for the cost of insurance to transport the product as well as the cost to ship the product. For all of our sales other than those with CIF terms, we invoice our customers only for shipping costs necessary to physically move the product from our place of business to our customer’s location. The costs primarily consist of overnight shipping charges. We incur the direct shipping costs on behalf of the customer and invoice the customer to obtain direct reimbursement for these costs. We account for our shipping costs by recording the amount of freight that is invoiced to our customers as revenue, with the corresponding cost recorded as cost of revenue. For the three and nine-month periods ended March 27, 2005, we recognized $48,000 and $138,000, respectively, as revenue for shipping and handling costs. For the three and nine-month periods ended March 27, 2004, we recognized $27,400 and $79,500, respectively, as revenue for shipping and handling costs. If inventory is maintained at a consigned location, revenue is recognized when our customer pulls product for their use and the title of the goods is transferred to the customer.

We provide our customers with limited rights of return for non-conforming shipments and warranty claims for up to 36 months for Cree Microwave products and for lesser periods for Cree products. In addition, certain of our sales arrangements provide for limited product exchanges and reimbursement of certain sales costs. As a result, we record an allowance for sales returns at the time of sale, which is reflected as a contra account for accounts receivable and a reduction of product revenue.

Prior to the third quarter of fiscal 2005, we deferred revenue equal to specified levels under certain of our contracts and recognized the related revenue less any claims made against the reserves when the customer’s rights expired. We deferred revenue in this manner because we did not have sufficient historical information to provide a basis to estimate the amount of future claims under these contractual arrangements. In the third quarter of fiscal 2005, we determined that sufficient historical sales return information is available that enabled us to reasonably estimate sales returns in accordance with criteria in SFAS 48. As a result of this change, we increased our allowance for sales returns by $8.4 million and decreased deferred revenue by $8.0 million on our consolidated balance sheet in the third quarter of fiscal 2005. These changes also had an impact to product revenue by reducing it by $441,000 in the third quarter of fiscal 2005. The allowance for sales returns at March 27, 2005 and June 27, 2004 was $9.5 million and $798,000, respectively. The amount of deferred revenue at March 27, 2005 and June 27, 2004 was $0 and $8.4 million, respectively. Significant judgments and estimates made by us are used in connection with establishing the allowance for sales returns. Material differences may result in the actual amount and timing of our revenue for any period in which we made different judgments or used different estimates.

In connection with the change in our accounting estimate for sales returns, we also recorded an estimate in accordance with SFAS 48 for the value of product returns that we believe will be returned to inventory in the future and resold. This includes an estimate for costs of inventory that may be returned in the future. In the third quarter of fiscal 2005, we estimated the value of future product returns to be returned to inventory and resold at $1.6 million, which was reflected in other current assets in our consolidated balance sheet and as a reduction of cost of product sales on our consolidated statement of income. We also reduced our warranty reserve by $683,000 in the third quarter of fiscal 2005, since our estimates for sales returns includes the cost of products that may be returned and replaced under warranty provisions. The net effect of the adjustments recorded for the change in accounting estimate for sales returns was a $1.9 million increase to pretax income for the third quarter of fiscal 2005. Net of income taxes, this adjustment increased net income by $1.3 million or $0.02 per common share. We also estimated an allowance for bad debt of $106,000 in the third quarter of fiscal 2005 that was recorded as a contra asset account to accounts receivable on our consolidated balance sheet and as sales, general and administrative expenses on our statement of income.

Revenue from government contracts and certain private entities is recorded on the proportional performance method as contract expenses are incurred. Contract revenue represents reimbursement by various U.S. Government entities and other parties to aid in the development of new technology. The applicable contracts generally provide that we may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. The contract funding may be based on either a cost-plus or a cost-share arrangement. The revenue recognized under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Revenue under cost-plus arrangements is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs relating to the activities to be performed by us under the contract are divided between the U.S. Government and us based on the terms of the contract. The government’s cost share is then paid to us. Activities performed under these arrangements include research regarding SiC and GaN materials and devices. The contracts typically require the submission of a written report that documents the results of such research, as well as some material deliverables.

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

Accruals for Liabilities. We make estimates for the amount of costs that have been incurred but not yet billed for general services, including legal and accounting fees, costs pertaining to our self-funded medical insurance and other expenses. Many of these expenses are estimated based on historical experience or information gained directly from the service providers.

Valuation of Deferred Tax Assets and Liabilities. As of March 27, 2005, we had $2.3 million recorded as a short-term deferred tax asset and $9.5 million as a long-term deferred tax liability. This asset was recorded as a result of tax benefits associated with write-downs and reserves recorded for accounts receivable and inventory reserves that are deferred for tax purposes. The liability provides for amounts due as a result of the timing difference for depreciation between book and tax purposes being offset by deferred tax benefits associated with write-downs taken for goodwill and other intangible assets, other-than-temporary charges taken on our investments and other write-downs taken in prior fiscal years. We have a reserve for taxes that may become payable in the future included in deferred tax liabilities. A valuation allowance has been established on capital loss carryforwards and unrealized losses on certain securities as we believe that it is more likely than not that the tax benefits of the items will not be realized. As of March 27, 2005, we have a federal capital loss carryover of $45.7 million. The related deferred tax asset of $16.0 million was previously offset by a valuation allowance since it was more likely than not that we could not utilize the capital loss carryover. Based on Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, the valuation allowance should be adjusted for any new realizable federal capital gains or losses. Since contractual trading restrictions applicable to our investment in Color Kinetics expired on December 22, 2004, the $7.9 million unrealized federal capital gain related to our investment in Color Kinetics required a $3.8 million decrease of the valuation allowance, which decreased income tax expense for the nine months ended March 27, 2005. In the second quarter of fiscal 2005, we recorded a $7.9 million reduction to our income tax expense as a result of the increase in the value of this investment as of December 26, 2004. In the third quarter of fiscal 2005, we recorded a $4.1 million increase to our income tax expense as a result of the decrease in the value of this investment as of March 27, 2005. Also, during the third quarter of fiscal 2005, we determined that our effective tax provision rate had declined from 32.20% to 31.11%, and as a result it recorded a $716,000 reduction in income tax expense, in addition to recording $230,000 in other tax benefits during the third quarter of fiscal 2005. During the second quarter of fiscal 2005, we increased the valuation allowance related to privately held investments by $697,000 resulting from the tax effect of the $2.0 million reserve that was recorded in the second quarter of fiscal 2005. Additionally, we increased income tax expense by $1.8 million for a settlement on state income taxes, estimated state tax rate changes and other adjustments.

It is our policy to establish a reserve for taxes that may become payable in future years, and we currently have a reserve of $8.9 million for such tax liabilities. The tax reserve increased by $1.7 million in the three-month period ended March 27, 2005 for the true up of certain reserves from our fiscal 2004 tax year and increases for fiscal 2005 activity. During the second quarter of fiscal 2005, we decreased our tax reserve by $1.2 million as we settled a state tax adjustment during the quarter and we no longer are required to maintain a reserve relating to that matter. We established the reserves based upon management’s assessment of exposure associated with the tax return deduction. We analyze the tax reserves at least quarterly and make adjustments as events occur that warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return lapses, we reduce the reserve associated with that period. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, we make appropriate adjustments to our tax reserve.

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

Results of Operations

The following table shows our consolidated statements of income data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Revenue:
Product revenue, net	94.3%	92.6%	94.1%	91.3%
Contract revenue, net	5.7	7.4	5.9	8.7

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product revenue	42.6	44.0	42.5	46.6
Contract revenue	4.4	6.5	4.7	7.4

Total cost of revenue	47.0	50.5	47.2	54.0

Gross margin	53.0	49.5	52.8	46.0
Operating expenses:
Research and development	11.9	13.6	11.4	12.5
Sales, general and administrative	9.3	9.3	8.4	10.2
Other expense	0.3	0.1	0.2	0.1

Income from operations	31.5	26.5	32.8	23.2

Non-operating income (loss):
Gain on investments in marketable securities	2.9	—	1.0	—
(Loss) on long-term investments	—	—	(0.7)	—
Other non-operating income	—	0.6	—	0.3
Interest income, net	1.4	1.2	1.3	1.3

Income before income taxes	35.8	28.3	34.4	24.8
Income tax expense	14.4	8.8	10.2	7.7

Net income	21.4%	19.5%	24.2%	17.1%

Three Months Ended March 27, 2005 and March 28, 2004

Revenue. Revenue increased 25% to $96.7 million in the third quarter of fiscal 2005 from $77.2 million in the third quarter of fiscal 2004. Higher revenue was attributable to greater product revenue, which increased 28% to $91.2 million in the third quarter of fiscal 2005 from $71.5 million in the third quarter of fiscal 2004. Much of the increase in revenue resulted from significantly higher unit shipments of our LED products, which increased 53% in the third quarter of fiscal 2005 as compared to the prior year period. The greater LED shipments resulted from stronger demand from our customers for a variety of our high brightness products for mobile phones requiring white LEDs, pachinko machines and other applications. LED revenue was $80.6 million and $62.1 million, for the third quarter of fiscal 2005 and 2004, respectively.

Our LED revenue increased 30% in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 and made up 83% of our total revenue for the three months ended March 27, 2005. The increase in LED revenue was due to an increased number of high brightness chips being sold for markets that range from mobile phones requiring white LEDs in keypads, backlights for LCD displays and camera flashes, and blue and green LEDs used in gaming machines including pachinko, displays and other applications. Our high-brightness product sales were 66% and 51% of LED revenues for the three months ended March 27, 2005 and March 28, 2004, respectively. Our blended average LED sales price decreased 15% as compared to the third quarter of fiscal 2004. This decrease was due to normal price declines that we offered to our customers and our customers purchasing more of our UT230 blue LED products, which offer a lower average sales price than many of our other products. While sales of our mid-brightness LED products declined in the third quarter of fiscal 2005 compared to the prior year, we increased unit shipments of our new thinner and lower voltage chips, including the UT230 product, which sells for a lower average sales price. Our mid-brightness product sales declined as a percentage of total LED revenue to 31% as of March 27, 2005, from 42% as of March 28,

2004. Shipments of our standard brightness products were down in the third quarter of fiscal 2005 in comparison to the prior year period as overall market sales moved to higher brightness products. During the third quarter of fiscal 2005, we changed our estimate for sales returns, which reduced revenue by $441,000 for the period.

For the fourth quarter of fiscal 2005, we target our overall LED revenue to be slightly higher than the third quarter of fiscal 2005 and that our blended average sales price decline will be in line with historical trends. We also target sales of our high brightness products to increase for use in applications such as white LEDs for mobile phone backlighting.

Wafer product revenue was $5.5 million and $4.8 million, for the third quarter of fiscal 2005 and 2004, respectively; therefore, wafer revenue increased 14% over the prior year. The average sales price increased 37% and units sold declined 17% during the third quarter of fiscal 2005 as compared to the prior year period. Wafer revenue made up 6% of our total revenue in the third quarter of fiscal 2005. SiC materials revenue for gemstone use was $2.1 million and $1.2 million, for the third quarter of fiscal 2005 and 2004, respectively. Revenue from sales of our SiC materials for use in gemstones increased 79% during the third quarter of fiscal 2005 as compared to the prior year period due to higher customer demand and improved yields of usable materials. Revenue from gemstone materials was 2% of our total sales for the third quarter of fiscal 2005.

Revenue from Cree Microwave products was $956,000 and $2.2 million, for the third quarter of fiscal 2005 and 2004, respectively. Cree Microwave revenue made up 1% of our total revenue for the third quarter of fiscal 2005. Revenue from these products decreased 56% in the third quarter of fiscal 2005 over the comparable period of fiscal 2004 due to a changing customer base and customer delays on design wins. Product sales mix for Cree Microwave products changed as LDMOS and modules made up 97% and 50% of revenue for the third quarter of fiscal 2005 and fiscal 2004, respectively. Revenue attributable to bipolar devices was 1% and 45% for the third quarter of fiscal 2005 and 2004, respectively. Approximately 2% of Cree Microwave’s revenue was from engineering and other services for the third quarter of fiscal 2005 as compared to 5% for the third quarter of fiscal 2004. Overall, our average sales price for Cree Microwave products was 36% lower compared to the prior fiscal year due to these changes in the product mix and annual price decreases. We have been pursuing some strategic alternatives for the Cree Microwave business over the past several months and plan to complete our analysis in the fourth quarter of fiscal 2005. As a result of the analysis for the Cree Microwave business, we may make decisions that could significantly reduce our revenue and increase our expenses in this segment and we may incur future write-downs on some of our assets.

Contract revenue was 6% of total revenue for the third quarter of fiscal 2005. Contract revenue decreased 5% during the third quarter of fiscal 2005 compared to the same period of fiscal 2004 as certain older programs wound down in the third quarter of fiscal 2005.

Gross Profit. Gross profit increased 34% to $51.2 million in the third quarter of fiscal 2005 from $38.2 million in the prior year comparative period. Compared to the prior year period, gross margins increased from 49.5% to 53% of revenue. This increase was driven by sales of LED chips, where blended average selling prices were 15% lower and costs were reduced by 21% over the same period of fiscal 2004. Cost reductions were greater than reductions in average sales price due to yield and other process improvements as well as higher factory throughput. In addition, during the third quarter of fiscal 2005, approximately one third of our LED chip production was manufactured from three-inch wafers. During the third quarter of fiscal 2005, our gross profit also benefited by $1.9 million from the change in the estimate of our sales return reserve.

Wafer costs for our materials sales were 44% lower in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 due to a change in mix for wafer products and a $36,000 increase in wafer inventory reserves recorded in the third quarter of fiscal 2004.

Negative gross profits were $1.7 million for our Cree Microwave segment during the third quarter of fiscal 2005 as compared to negative gross profits of $370,000 recorded during the third quarter of fiscal 2004, primarily due to lower revenue and a change in product mix in the third quarter of fiscal 2005. Contract margins increased from 12% in the third quarter of fiscal 2004 to 22% in the third quarter of fiscal 2005 due to lower required cost share on current contracts and a $115,000 downward rate adjustment during the third quarter of fiscal 2004 that reduced revenue.

Research and Development. Research and development expenses increased 10% in the third quarter of fiscal 2005 to $11.5 million from $10.5 million in the third quarter of fiscal 2004. The increase in research and development spending supported our three-inch LED process development, our thin chip products, X-class and power chip LEDs, our XLamp high power packaged LEDs and other high brightness LED research programs. In addition, we funded ongoing development for higher power and higher linearity RF and microwave devices, near ultraviolet laser diodes and higher power diodes and switches. We target that research and development spending will increase in future quarters in line with our revenue.

Sales, General and Administrative. Sales, general and administrative expenses increased 25% in the third quarter of fiscal 2005 to $9.0 million from $7.2 million in the third quarter of fiscal 2004. Increased general and administrative expenses resulted from higher costs associated with our compliance with the Sarbanes-Oxley Section 404 implementation, which approximated $801,000 in the third quarter of fiscal 2005, and higher overall costs associated with our growth. In addition, we increased spending on sales and marketing in our high power packaged LED and power semiconductor products and we target to increase these expenses in future quarters.

Other Operating Expense. Other operating expense increased to $277,000 in the third quarter of fiscal 2005 as compared to $80,000 in the third quarter of fiscal 2004. The third quarter of fiscal 2005 results included net charges for the disposals of equipment. During the third quarter of fiscal 2004, Cree Microwave recorded a $30,000 write-down to fair market value on certain equipment being held for sale.

Gain (Loss) on Investments in Marketable Securities. Gain on investments in marketable securities was $2.8 million in the third quarter of fiscal 2005, compared to a $1,000 loss in the third quarter of fiscal 2004. The gain relates to our sale of 343,000 shares of our Color Kinetics investment during the third quarter of fiscal 2005.

Other Non-Operating Income. Other non-operating income decreased to $0 in the third quarter of fiscal 2005 from $488,000 in the third quarter of fiscal 2004. The income in the fiscal 2004 period relates to a gain for a one-time technology license fee.

Interest Income, Net. Interest income, net increased 49% to $1.4 million in the third quarter of fiscal 2005 from $942,000 in the third quarter of fiscal 2004. The increase from the comparative period in the prior year resulted from higher interest rates that we are now receiving on our investments. Available cash has decreased to $229 million at the end of the third quarter of fiscal 2005 from $241 million at the end of the third quarter of fiscal 2004 due to an increased use of cash for equipment purchases, our stock repurchases and our higher level of working capital items. Net interest income during the third quarter of fiscal 2005 was reduced by $136,000 in interest expense resulting from a settlement for income taxes.

Income Tax Expense. Income tax expense for the third quarter of fiscal 2005 was $14.0 million compared to $6.8 million in the third quarter of fiscal 2004, as we were more profitable in the third quarter of fiscal 2005 than the comparative period. Our effective income tax rate was 31.11% for the third quarter of fiscal 2005 compared to a 31.0% rate during the comparative period in fiscal 2004. During the third quarter of fiscal 2005, our income tax expense increased by $3.2 million for tax related adjustments. As of March 27, 2005, we had a federal capital loss carryover of $45.7 million. The related deferred tax asset of $16.0 million was previously offset by a valuation allowance since it was more likely than not that we could not utilize the capital loss carryover. Based on Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” the valuation allowance should be adjusted for any new realizable federal capital gains or losses. The contractual trading restrictions applicable to our investment in Color Kinetics expired on December 22, 2004. As a result, the $7.9 million unrealized federal capital gain related to our investment in Color Kinetics required a $4.1 million reversal of the valuation allowance, which increased income tax expense for the three months ended March 27, 2005. Also during the third quarter of fiscal 2005, we determined that our effective tax provision rate had declined from 32.20% to 31.11%, and as a result, we recorded a $716,000 reduction in income tax expense, in addition to recording $230,000 in other tax benefits. At this time, we currently target that our effective tax rate for the remainder of fiscal 2005 will be approximately 31.11%.

Nine Months Ended March 27, 2005 and March 28, 2004

Revenue. Revenue increased 34% to $290.2 million in the first nine months of fiscal 2005 from $216.5 million in the first nine months of fiscal 2004. The greater revenue was attributable to increased product revenue, which was up 38% to $273.0 million in the first nine months of fiscal 2005 from $197.6 million for the first nine months 2004. Our LED revenue increased 41% to $238.5 million in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 and made up 82% of our total revenue for the fiscal 2005 period. The most significant increase in revenue in the first nine months of fiscal 2005 came from sales to Sumitomo Corporation as a result of customer demand in Japan. This increase in LED revenue was a direct result of a greater number of high brightness chips being sold for markets that range from mobile phones requiring white LEDs in keypads, backlights for LCD displays and camera flashes, and blue and green LEDs used in gaming machines including pachinko, displays and other applications. For the first nine months of fiscal 2005, LED unit shipments increased 58% over units shipped in the comparative period. Our blended average LED sales price decreased 11% in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004. On a product-by-product basis, our average sales prices were lower year-over-year due to normal price declines that we offer to our customers.

Wafer product revenue was $19.4 million and $16.3 million, for the first nine months of fiscal 2005 and 2004, respectively. Wafer product revenue increased 19% over the prior year period. The average sales price increased 34% while unit sales declined 11%, during the first nine months of fiscal 2005 as compared to the prior year period. Wafer sales increased in the first nine months of fiscal 2005 over the year ago period due to changes in product and customer mix.

Wafer product revenue made up 7% of our total revenue in the first nine months of fiscal 2005. SiC material revenue for gemstones was $5.4 million and $3.5 million, for the first nine months of fiscal 2005 and 2004, respectively. Revenue from sales of our SiC materials for use in gemstones increased 53% during the first nine months of fiscal 2005 as compared to the prior year period due to higher unit volume and improved yields of usable materials in our production of gemstone material. Revenue from gemstone materials was 2% of our total sales for the first nine months of fiscal 2005.

Revenue from Cree Microwave products was $3.9 million and $5.2 million, for the first nine months of fiscal 2005 and 2004, respectively. Cree Microwave revenue made up 1% of our total revenue for the first nine months of fiscal 2005. Revenue from these products decreased 25% in the first nine months of fiscal 2005 over the comparable period of fiscal 2004 due to reduced order demand and other product mix changes. Product sales mix for Cree Microwave products changed as LDMOS and modules made up 86% and 51% of revenue for the first nine months of fiscal 2005 and fiscal 2004, respectively. Revenue attributable to bipolar devices was 10% and 45% for the first nine months of fiscal 2005 and 2004, respectively. Approximately 4% of Cree Microwave’s revenue was from engineering and other services for the first nine months of each of fiscal 2005 and fiscal 2004. Overall, our average sales price for Cree Microwave products was 51% lower in the first nine months of fiscal 2005 compared to the prior year period due to these changes in the product and customer mix and annual price decreases. Contract revenue was 6% of total revenue for the first nine months of fiscal 2005. Contract revenue decreased 11% during the first nine months of fiscal 2005 compared to the same period of fiscal 2004 as certain older programs wound down.

Gross Profit. Gross profit increased 54% to $153.4 million in the first nine months of fiscal 2005 from $99.5 million in the prior year comparative period. Compared to the prior year period, gross margins increased from 46% to 53% of revenue. The increase was driven by LED chips, where blended average selling prices were 11% lower and costs were reduced by 23% over the same period of fiscal 2004. As compared to the prior year comparative period, our costs declined faster than our average sales prices as we benefited from yield and other process improvements and higher factory throughput. During the third quarter of fiscal 2005, our gross profit also benefited by $1.9 million from the change in the estimate of our sales return reserve. In the first nine months of fiscal 2005, we also incurred $290,000 in non-budgeted payroll taxes in cost of sales due to stock option exercises by our manufacturing employees.

Our blended average wafer cost for our materials sales was 33% greater in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 due to a change in the mix of wafer products sold and a $179,000 reduction in wafer inventory reserves recorded in the third quarter of fiscal 2004. These higher costs were offset by a 34% increase in our average sales price during the same timeframe. The Cree Microwave segment had negative gross profits of $4.7 million during the first nine months of fiscal 2005 as compared to negative gross profits of $2.9 million recorded during the first nine months of fiscal 2004, primarily due to lower revenue resulting from changes in the product sales mix. Contract margins increased from 15% in the first nine months of fiscal 2004 to 21% in the first nine months of fiscal 2005 as we received $337,000 from a third party for a license fee for certain technology that we own in the first quarter of fiscal 2005. In addition, in the first nine months of fiscal 2005 we have experienced a change in the mix of our contracts, which have a lower cost share requirement compared to the first nine months of fiscal 2004.

Research and Development. Research and development expenses increased 23% in the first nine months of fiscal 2005 to $33.1 million from $27.0 million in the first nine months of fiscal 2004. The increase in research and development spending resulted from our support for our three-inch process development, our thin chip products, X-class and power chip LEDs, our XLamp high power packaged LEDs and other high brightness LED research programs. In addition, we continue to fund ongoing development for higher power diodes and switches and wide bandgap RF devices. The first nine months of fiscal 2005 also included $346,000 of non-budgeted payroll taxes resulting from stock option exercises by our research and development employees.

Sales, General and Administrative. Sales, general and administrative expenses increased 11% in the first nine months of fiscal 2005 to $24.5 million from $22.0 million in the first nine months of fiscal 2004 due to the overall growth of our company. Our Sarbanes-Oxley Section 404 implementation of $1.6 million incurred in the first nine months of fiscal 2005 are primarily offset by a $1.1 million directors and officers insurance reimbursement received for certain legal fees related to the securities litigation for the nine months ended March 27, 2005. Additionally, we incurred $750,000 of non-budgeted payroll taxes resulting from stock option exercises by our sales, general and administrative employees. The first nine months of fiscal 2004 included legal expenses associated with the Hunter and class action litigation and related matters, including the cost of an investigation by a special committee of our Board of Directors.

Other Operating Expense. Other operating expense increased to $603,000 in the first nine months of fiscal 2005 as compared to $226,000 in the first nine months of fiscal 2004. The first nine months of fiscal 2005 included $508,000 relating to equipment being disposed of and $95,000 of impairments relating to certain patent applications being abandoned. During the first nine months of fiscal 2004, the impairments of fixed assets primarily related to Cree Microwave equipment write-downs of $173,000.

Gain on Investments in Marketable Securities. Gain on investments in marketable securities increased to $2.9 million in the first nine months of fiscal 2005 from zero in the first nine months of fiscal 2004. These gains resulted from the sale of a portion of our Color Kinetics investment in the third quarter of fiscal 2005.

Loss on Long-Term Investments. Loss on long-term investments increased to $2.0 million in the first nine months of fiscal 2005 from zero the first nine months of fiscal 2004. The loss is due to an other-than-temporary impairment on our investment in a private company that was taken in the second quarter of fiscal 2005. This write-down was based on our evaluation of the company’s financial results and a third party offer to purchase our investment. This investment was sold in the third quarter of fiscal 2005 at its then carrying value.

Other Non-Operating Income. Other non-operating income decreased to $4,000 in the first nine months of fiscal 2005 from $518,000 in the first nine months of fiscal 2004. The income in the fiscal 2004 period primarily related to a gain recognized for a one-time technology license fee that was received from a third party.

Interest Income, Net. Interest income, net increased 33% to $3.7 million in the first nine months of fiscal 2005 from $2.8 million in the first nine months of fiscal 2004. This increase was a result of having a higher average invested balance during the first nine months of fiscal 2005 combined with higher interest rates available during fiscal 2005. Available cash has decreased to $229 million at the end of the third quarter of fiscal 2005 from $241 million at the end of the third quarter of fiscal 2004 due to an increased use of cash for equipment purchases and our stock repurchase program. The interest income recorded during the first nine months of fiscal 2005 was reduced by $403,000 in interest expense related to a settlement for federal and state income taxes.

Income Tax Expense. Income tax expense for the first nine months of fiscal 2005 was $29.6 million compared to $16.6 million recorded in the first nine months of fiscal 2004, as we were more profitable in the fiscal 2005 period than the comparative period. Our effective income tax rate was 31.11% for the first nine months of fiscal 2005 compared to a 31% rate during the comparative period in fiscal 2004. During the first nine months of fiscal 2005, our income tax expense was reduced by an aggregate of $2.1 million of adjustments. As of March 27, 2005, we had a federal capital loss carryover of $45.7 million. The related deferred tax asset of $16.0 million was previously offset by a valuation allowance; since it was more likely than not that we could not utilize the capital loss carryover. Based on Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, the valuation allowance should be adjusted for any new realizable federal capital gains or losses. The contractual trading restrictions applicable to our investment in Color Kinetics expired on December 22, 2004. As a result, the current $7.9 million unrealized federal capital gain related to our investment in Color Kinetics required a $3.8 million reversal of the valuation allowance, which decreased income tax for the nine months ended March 27, 2005. Also, we increased the valuation allowance related to the federal capital loss carryover by $697,000 resulting from the tax effect of the $2.0 million loss on a private company investment that was impaired in the second quarter and sold in the third quarter of fiscal 2005. Additionally, we increased income tax expense by $1.6 million for settlement on state income taxes, and recorded estimated state tax rate changes and other adjustments.

Liquidity and Capital Resources

We have funded our operations, to date, through sales of equity, bank borrowings and from product and contract gross profits. As of March 27, 2005, we had working capital of $193.6 million, including $142.1 million in cash, cash equivalents and short-term investments held to maturity. As of March 27, 2005, we held investments of $87.0 million in long-term securities held to maturity in order to receive a higher interest rate on our cash and investments. Operating activities generated $109.3 million in the first nine months of fiscal 2005 compared with $101.4 million generated in the comparable period in fiscal 2004. This increase was primarily attributable to our operating results being more profitable in fiscal 2005 than fiscal 2004 as net income increased 90%, or $33.2 million to $70.1 million. Depreciation and amortization also increased by $10.9 million in the first nine months of fiscal 2005 over the first nine months of fiscal 2004 due to new equipment purchased and patents being amortized. These increases in profitability were offset by changes in our deferred income taxes and working capital. During the first nine months of fiscal 2005 our cash from operations was lower as compared to the prior year by $16.0 million due to changes in deferred income taxes and we also used a net of $19.0 million from overall changes in our working capital. Our working capital changes during the first nine months of fiscal 2005 include an accounts receivable increase of $11.2 million. This increase resulted from higher sales and the fact that the majority of our sales for the third quarter of fiscal 2005 were shipped in March 2005. As of March 27, 2005, our days sales outstanding was 38 days based on our calculation which is derived from our monthly revenue profile. Inventories increased by $9.9 million due to several factors including increased amounts to support our higher sales volume, the timing of our customer orders in the third quarter of fiscal 2005, our continued transition to three-inch wafers, which requires parallel platforms for our products, increased inventory to support the qualification of our contract manufacturer in Asia, greater raw materials to support new high brightness products and our ramp up of our new businesses for solid-state lighting and power products. Our prepaid expenses also increased by $5.2 million due to the timing of the payment of our insurance premiums and other deferred charges. Additionally, our accounts payable and accrued expenses increased by $13.8 million, including a $4.3 million increase in our income taxes payable and the timing of other payments.

Cash used by investing activities in the first nine months of fiscal 2005 was $143.4 million. Net investments of $20.4 million were made in securities held to maturity, $119.8 million was invested in property and equipment and $6.3 million invested in other long-term assets. The majority of the increase in property and equipment spending was related to new equipment additions to increase manufacturing capacity in our crystal growth, epitaxy, clean room and package and test areas and XLamp product manufacturing. We have received $5.7 million from the sale of investments and equipment. Finally, we invested $2.6 million in patents and patent applications, which are being amortized.

Cash provided by financing activities was $13.6 million during the nine months ended March 27, 2005. We received $48.8 million for the exercise of stock options and shares issued under our employee stock purchase plan during the first nine months of fiscal 2005. This amount was mostly offset during the third quarter of fiscal 2005, when we repurchased 1,450,000 shares of our common stock with an aggregate cost of $35.3 million.

At this time, we target approximately $135 to $145 million in capital spending in fiscal 2005, which is greater than fiscal 2004. The capital additions will be primarily for equipment to increase our LED chip production capacity. We continue to target spending at least $300 million in capital improvements over the next five years. We also may repurchase shares of our outstanding common stock under a company stock repurchase program that has been authorized by our board of directors. We anticipate that cash on hand will fund the majority of our expenditures, therefore; we plan to meet the cash needs for the business for fiscal 2005 through cash from operations and cash on hand. We also anticipate that long term cash needs will be met with cash flow from operations or cash on hand over the next two fiscal years. Actual results may differ from our targets for a number of reasons as we discuss herein. From time to time, we evaluate potential acquisitions in complementary businesses as strategic opportunities and anticipate continuing to make such evaluations. We may issue additional shares of common stock for the acquisition of complementary businesses or other significant assets.

As of March 27, 2005, our cash and cash equivalents and short-term investments held to maturity accounts combined decreased by $16.1 million or 10% over balances reported as of June 27, 2004 as we have shifted funds to long-term investments during fiscal 2005 to take advantage of higher interest rates available. Our accounts receivable balance increased by $2.5 million as of March 27, 2005 compared to balances as of June 27, 2004 as our revenue in the third quarter of fiscal 2005 was 6.6% higher at $96.7 million compared to revenue of $90.9 million in the fourth quarter of fiscal 2004. Our third quarter of fiscal 2005 also had heavier sales in the last month of the quarter. The impact of higher sales in the third quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004 was mostly offset by a change in the estimate of our sales returns as well as the establishment of a bad debt reserve as of March 27, 2005. At March 27, 2005, our net accounts receivable balance was reduced by our sales return allowance of $9.5 million and an allowance for bad debt of $106,000. The June 27, 2004 net accounts receivable balance was reduced by an allowance for sales returns of $798,000. Our deferred revenue liability account also declined to $0 as of March 27, 2005, compared to $8.4 million at June 27, 2004, due to the change in our estimate for sales returns. Our net property and equipment also increased at March

27, 2005 by $70.2 million or 26% since June 27, 2004 due to investments made to expand production capacity. These investments are intended to aid us in meeting current and what we view as increasing future customer product demands on a cost-effective basis. Our greater property investment will also result in higher depreciation expense. Net deferred income taxes changed by $5.9 million due to taxes on unrealized gains, a settlement on state income taxes and changes in our estimated state tax rates and other adjustments. Our income taxes payable grew $4.3 million due to our 31.1% tax provision on our pre-tax income of $99.7 million less estimated tax payments. Inventory increased by $9.9 million since June 27, 2004 due to several factors including increased amounts to support our higher sales volume, the timing of customer orders in the third quarter of fiscal 2005, our continued transition to three-inch wafers, which requires parallel platforms of our products, increased inventory to support the qualification of our contract manufacturer in Asia, greater raw materials to support new high brightness products and our ramp up of our new businesses for solid state lighting and power products. Marketable securities available for sale decreased by $3.4 million or 15% since the end of fiscal 2004 due to our sale of 343,000 shares of Color Kinetics Common Stock during the third quarter of fiscal 2005 and the decrease in the unrealized gain of our Color Kinetics investment, based on the closing stock prices as of March 27, 2005 and June 25, 2004. The cumulative unrealized holding gain is $7.9 million as of March 27, 2005.

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

Although we experienced significant revenue and earnings growth in the past year, we may not be able to sustain such growth or maintain our margins, and we may experience significant fluctuations in our revenue, earnings and margins in the future. Historically, the prices of our LEDs have declined based on market trends. We attempt to maintain our margins by constantly developing improved or new products, which command higher prices, or by lowering the cost of our LEDs. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

•	our ability to develop, manufacture and deliver products in a timely and cost-effective manner;

•	variations in the amount of usable product produced during manufacturing (our “yield”);

•	our ability to improve yields and reduce costs in order to allow lower product pricing without margin reductions;

•	our ability to ramp up production for our new products;

•	our ability to convert our substrates used in our volume manufacturing to larger diameters;

•	our ability to produce higher brightness and more efficient LED products that satisfy customer design requirements;

•	our ability to develop new products to specifications that meet the evolving needs of our customers;

•	our ability to generate customer demand for our LDMOS products and ramp up production of those products accordingly;

•	changes in demand for our products and our customers’ products;

•	effects of an economic slow down on consumer spending on such items as cell phones, electronic devices and automobiles;

•	changes in the competitive landscape, such as higher brightness LED products, higher volume production and lower pricing from Asian competitors;

•	average sales prices for our products declining at a greater rate than anticipated;

•	changes in the mix of products we sell may vary significantly;

•	other companies’ inventions of new technology that may make our products obsolete;

•	product returns or exchanges that could impact our short-term results;

•	changes in purchase commitments permitted under our contracts with large customers;

•	changes in production capacity and variations in the utilization of that capacity;

•	disruptions of manufacturing that could result from damage to our manufacturing facilities from causes such as fire, flood or other casualties, particularly in the case of our single site for SiC wafer and LED production;

•	our policy to fully reserve for all accounts receivable balances that are more than 90 days past due, which could impact our short-term results; and

•	changes in Federal budget priorities could adversely affect our contract revenue.

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

We believe that our ability to gain customer acceptance of our high-brightness and mid-brightness LED chip products and to achieve higher volume production and lower production costs for those products will be important to our future operating results. We must reduce costs of these products to avoid margin reductions from the lower selling prices we may offer due to our competitive environment and/or to satisfy prior contractual commitments. Achieving greater volumes and lower costs requires improved production yields for these products. We are continuing to work with our customers to develop and expand our X class products to help meet their market and packaging requirements. We may encounter manufacturing difficulties as we ramp up our capacity to make our newest products. Our failure to produce adequate quantities and improve the yields of any of these products could have a material adverse effect on our business, results of operations and financial condition. Some of our customers may encounter difficulties with their manufacturing processes using our XBright and XThin devices due to the non-standard die attachment processes required, which could increase product returns and impact customer demand, each of which would have a material adverse effect on our business, results of operations and financial condition.

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

Our results of operations, financial condition and business would be harmed if we are unable to grow customer demand and revenue to utilize our expanded capacity.

We are currently in the process of expanding our production capacity by adding new equipment and facilities and transitioning the production of the majority of our LED products from two-inch to three-inch wafers. We have committed substantial resources to these efforts. For example, in the third quarter of fiscal 2005, we purchased an existing wafer fabrication facility in Research Triangle Park, North Carolina. If we are unable to generate sufficient customer demand for our products, we would not be able to utilize our expanded capacity and our margins would decrease, due in part to higher fixed costs associated with additional capacity, and our results could decline. In addition, if we are unable to grow our revenues, which are affected by product mix as well as demand, our margins would decrease and our results could decline.

Our LED revenues are highly dependent on our customers’ ability to source or develop efficient phosphor solutions to enable them to use our LED chips to produce competitive white LED products.

Some of our customers package our blue LEDs in combination with phosphor to create white LEDs. Nichia Corporation, or Nichia, currently has the majority of the market share for white LEDs. The phosphor solutions that our customers have used in their products generally have not been as efficient as the phosphor solution that Nichia has used in its products. As a result, the white LEDs that our customers produce historically have not been as bright as Nichia’s white LEDs. We are assisting our customers in their efforts to develop or gain access to more competitive phosphor solutions. Even if our customers are able to develop or secure more competitive phosphor solutions, there can be no assurance that they will be able to compete with Nichia, which has an established market presence. Growth in sales of our high-brightness LED chips used in white light applications is dependent upon our customers’ ability to develop, secure and implement more competitive phosphor solutions.

We are highly dependent on trends in mobile appliances to drive a substantial percentage of LED demand.

Our results of operations could be adversely affected by reduced customer demand for LED products for use in mobile appliances. In the third quarter of fiscal 2005, we derived nearly one-half of our LED revenue from sales of our products into mobile appliance applications. Our design wins are spread over numerous models and customers. Our ability to maintain or increase our LED product revenue depends in part on the number of models into which our customers design our products and the overall demand for these products, which is impacted by seasonal fluctuations. Also, design cycles in the handset industry are short and demand is volatile, which makes production planning difficult to forecast.

If we experience poor production yields, our margins could decline and our operating results may suffer.

Our materials products and our LED, power and RF device products are manufactured using technologies that are highly complex. We manufacture our SiC wafer products from bulk SiC crystals, and we use these SiC wafers to manufacture our LED products and our SiC-based RF and power semiconductors. Our Cree Microwave subsidiary manufactures its RF semiconductors on silicon wafers purchased from others. During our manufacturing process, each wafer is processed to contain numerous die, which are the individual semiconductor devices. The RF and power devices and XLamp products then are further processed by incorporating them into packages for sale as packaged components. The number of usable crystals, wafers, dies and packaged components that result from our production processes can fluctuate as a result of many factors, including but not limited to the following:

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

Our traditional LED chip customers may reduce orders as a result of our entry into the packaged LED markets.

We began shipping packaged LED devices in fiscal 2005. Some of our customers may reduce their orders for our chips as a result of us competing with them in the packaged LED business. This reduction in orders could occur faster than our packaged LED business can grow in the near term. This could reduce our overall revenue and profitability.

The markets in which we operate are highly competitive and have evolving technology standards.

The markets for our LED, RF and microwave and power semiconductor products are highly competitive. In the LED market, we compete with companies that manufacture or sell nitride-based LED chips as well as those that sell packaged LEDs. Competitors are offering new blue, green and white LEDs with aggressive prices and improved performance. These competitors may reduce average sales prices faster than our cost reduction. In the RF power semiconductor field, the products manufactured by Cree Microwave compete with products offered by substantially larger competitors who have dominated the market to date based on product quality and pricing. The market for SiC wafers is also becoming competitive as other firms in recent years have begun offering SiC wafer products or announced plans to do so. We also expect significant competition for our other products, such as those for use in microwave communications and power switching.

We expect competition to increase. In order to achieve our revenue growth objectives in calendar 2005, we need to continue to develop new products that enable our customers to win new designs and increased market share in key applications such as mobile phones. One major supplier dominates this market and we anticipate that the competition for these designs will be intense. Therefore, our ability to provide higher performance LEDs at lower costs will be critical to our success. Competitors may also try to align with some of our strategic customers. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Competitors also could invent new technologies that may make our products obsolete. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

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

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them. The concentration of our revenues with a few large customers makes us particularly susceptible to factors affecting those customers. For example, if demand for their products decreases, they may limit or stop purchasing our products and our operating results could suffer. Similarly, if they decide to purchase our products indirectly, through other packagers, our operating results could be affected. We are unable to predict whether such a change would be positive or negative for our business. In addition, our Sumitomo contract provides that Sumitomo may decrease its purchase commitment or terminate the contract if its inventory of our products reaches a specified level. In general, the success of our relationships with our customers is subject to a number of factors, including the dynamics of the overall market. For example, if some of our competitors were to license technology or form alliances with other parties, our business may be impacted.

We face significant challenges managing our growth.

We have experienced a period of significant growth that has challenged our management and other resources. We have grown from 390 employees on June 27, 1999 to 1,235 employees on June 27, 2004 and from revenues of $60.1 million for the fiscal year ended June 27, 1999 to $306.9 million for the fiscal year ended June 27, 2004. To manage our growth effectively, we must continue to:

•	implement and improve operating systems;

•	maintain adequate manufacturing facilities and equipment to meet customer demand;

•	maintain a sufficient supply of raw materials to support our growth;

•	improve the skills and capabilities of our current management team;

•	add experienced senior level managers;

•	attract and retain qualified people with experience in engineering, design and technical marketing support; and

•	recruit and retain qualified manufacturing employees.

We will spend substantial amounts of money in supporting our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development and administrative support. If we cannot attract qualified people or manage growth effectively, our business, operating results and financial condition could be adversely affected. For example, we are currently trying to build a worldwide team of sales and marketing employees for our solid-state lighting and power businesses. If we are not successful in recruiting personnel, our projected growth may be lower than our forecasts. Conversely, if the product demand from our customers does not expand as we anticipate, our margins may decrease in part due to higher costs associated with the greater capacity that has been added recently which would not be used.

Performance of our investments in other companies could affect our financial condition.

From time to time, we have made investments in public and private companies that engage in complementary businesses. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition as reflected in our consolidated balance sheets. In addition, if the decline in value is determined to be other-than-temporary, the related write-down could have a material adverse effect on our reported net income. On March 27, 2005, we held interests in one public company. In the third quarter of fiscal 2005, we sold our investment in Lighthouse Technologies, Inc. at its carrying value and no longer have investments in privately held companies that have a net carrying value on our financial statements other than a $37,000 value for warrants held in a private company.

An investment in another company is subject to the risks inherent in the business of the company in which we have invested and to trends affecting the equity markets as a whole. Our private company investments are subject to additional risks relating to the limitations on transferability of our interests due to the lack of a public market and to other transfer restrictions. Our investment in a publicly held company exposes us to market risks and may not be liquidated easily. As a result, we may not be able to reduce the size of our positions or liquidate our investments when we deem appropriate to limit our downside risk.

Our investments in public and private companies also may cause fluctuations to our earnings results. For example, during the third quarter of fiscal 2005, we recorded a $4.1 million increase in our income tax expense related to a decline in the value of our Color Kinetics investment. On the other hand, in the second quarter of fiscal 2005, we recorded a $7.9 million increase in our income tax expense related to unrealized capital gain on the Color Kinetics investment, which we offset against our fiscal 2002 loss carryforward. In future periods, we will be required to continue to adjust our deferred tax asset valuation allowance in connection with any increase or decrease in the value of our investment in Color Kinetics, which could increase or decrease our income tax expense for the period. This may cause fluctuations in our earnings results that do not accurately reflect our results from operations.

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

As part of our initiative to address these capacity concerns, we are in the process of transitioning our production process in several ways. First, we are shifting production of the majority of our LED products from two-inch wafers to three-inch wafers over the course of fiscal 2005. We must first qualify our production processes for each product on systems designed to accommodate the larger wafer size, and some of our existing production equipment must be retooled for the larger wafer size. In the past we have experienced lower yields for a period of time following a transition to a larger wafer size until use of the larger wafer is fully integrated in production and we begin to achieve production efficiency. We have experienced similar short-term yield challenges during the first part of the transition to the three-inch wafers. If we experience delays in the qualification process, the transition phase takes longer than we expect, or if we are unable to attain expected yield improvements, our operating results may be adversely affected.

We also are in the process of qualifying production of Schottky diode products in our Sunnyvale, California location over the next several quarters. We may experience a transition period as we start to ramp up production in which our yields are low or our production costs do not meet our expectations. If we experience delays in qualifying this facility for production of SiC Schottky diodes, if this transition period extends longer than we expect, or if we are not able to achieve the production levels and margins we expect, our operating results could be adversely affected.

We also are exploring ways to expand our manufacturing capacity and plan to make certain expenditures in the coming fiscal year to acquire new equipment. Any potential expansion projects may be delayed, cost more than we anticipate or require long transition periods, any of which could impact our ability to meet our customers’ demands and affect our operating results.

We rely on a few key suppliers.

We depend on a limited number of suppliers for certain raw materials, components, services and equipment used in manufacturing our products, including key materials and equipment used in critical stages of our manufacturing processes. We generally purchase these limited source items with purchase orders, and we have no guaranteed supply arrangements with such suppliers. If we were to lose key suppliers or suppliers are unable to support our demand, our manufacturing operations could be interrupted or hampered significantly.

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

Strategic alternatives for our Cree Microwave segment could adversely affect our business, results of operation and financial condition.

Unless we develop sufficient new business for Cree Microwave’s products, our expenses for this segment will continue to exceed its revenues. As a result, we are pursuing strategic alternatives for our Cree Microwave segment and expect to complete our analysis of an appropriate strategic approach in the fourth quarter of fiscal 2005. Actions we take as a result of this analysis could adversely impact our revenue and expenses and could result in a write-down of some of our Cree Microwave related assets. For example, we may decide to discontinue the production and sale of certain or all of Cree Microwave’s products. Alternatively, we may pursue a sale of all or certain of the assets of the Cree Microwave segment, although we cannot predict whether we will be able to enter into any suitable arrangement.

Litigation and SEC matters could adversely affect our operating results and financial condition.

We, and certain of our officers and current or former directors are defendants in pending litigation (as described in “Part II, Item 1. Legal Proceedings” of this report) that alleges, among other things, violations of federal securities laws. Defending against existing and potential securities and class action litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional risks and expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for public companies such as ours. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased sales, general and administrative expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent accountants’ audit of that assessment for fiscal 2005 have required, and we expect such efforts to continue to require, the commitment of significant financial and managerial resources. We cannot assure you that we will not discover a material weakness or significant deficiency in our internal controls over financial reporting or that we will complete the process of our evaluation and the auditors’ attestation on time. If we discover a material weakness or significant deficiency, corrective action may be time-consuming, costly and further divert the attention of management. The disclosure of a material weakness or significant deficiency may cause our stock price to fluctuate significantly.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 27, 2005, we held a long-term investment in the equity of Color Kinetics, which is treated for accounting purposes under SFAS 115 as an available-for-sale security. This investment is carried at fair market value based upon the quoted market price of that investment as of March 27, 2005, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

It is our policy to write down these types of equity investments to their market value and record the related write down as an investment loss on our consolidated statements of operations if we believe that an other-than-temporary decline existed in our marketable equity securities. As of March 27, 2005, we do not believe that an other-than-temporary decline existed in our investment in Color Kinetics as the market value of the security was above our cost. This investment is subject to market risk of equity price changes. The fair market value of this investment as of March 27, 2005, using the closing sale price as of March 24, 2005, was $18.6 million.

As of March 27, 2005, other than warrants of a privately-held company valued at $37,000, we held no equity investments in private companies with a carrying value on our financial statements. During the quarter ending December 26, 2004, we recorded a $2.0 million other than temporary impairment on one of our private company investments. The write-down was based on our evaluation of the financial results of the private company. We sold our investment in this private company in the third quarter of fiscal 2005 at its carrying value. The remaining private company investments that we hold have been fully impaired in prior fiscal years for other than temporary impairments (other than a $37,000 value estimated for warrants held in a private company).

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

We have invested some of the proceeds from our January 2000 public offering into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. These investments are A grade or better per our cash management investment policy. At March 27, 2005, we had $168.2 million invested in these securities. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported on our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair values and the amortized cost of these investments.

We currently have no debt outstanding.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission’s rules and forms. In the course of our ongoing preparations for making management’s report on internal controls over financial reporting at the end of this fiscal year, as required by Section 404 of the Sarbanes-Oxley Act, we have identified areas in need of improvement and are taking remedial actions to strengthen the affected controls as appropriate. From time to time, we make these and other changes to our internal controls over financial reporting that are intended to enhance the effectiveness of our internal controls over financial reporting and which do not have a material effect on our overall internal controls. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the third quarter of fiscal 2005 that we believe materially affected, or will be reasonably likely to materially affect, our internal controls over financial reporting. For further information about our internal controls over financial reporting, please see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Certain Business Risks and Uncertainties” on page 47 of this report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the three months ended March 27, 2005, there were no material developments in the legal proceedings previously reported in our Annual Report on Form 10-K for the fiscal year ended June 27, 2004, our Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004 and our Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2004. Please refer to Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended June 27, 2004, Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004 and Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2004 respectively, for a description of other material legal proceedings.

Item 6. Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

10.1	Letter Agreement dated February 9, 2005, between Charles & Colvard Ltd. and Cree, Inc. (asterisks located within the exhibit denote information that has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

Date: May 5, 2005

/s/ Cynthia B. Merrell
Cynthia B. Merrell
Chief Financial Officer and Treasurer
(Authorized Officer and Chief Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter Agreement dated February 9, 2005, between Charles & Colvard, Ltd. and Cree, Inc. (asterisks located within the exhibit denote information that has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002