Form 10-K
period 2005-06-26
CREE INC
filed 2005-08-18
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 26, 2005

Commission file number 0-21154

CREE, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-1572719
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4600 Silicon Drive Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of common stock held by non-affiliates of the registrant as of December 23, 2004 was approximately $2,479,977,967 (based on the closing sale price of $38.82 per share).

The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of July 27, 2005 was 75,578,486.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 3, 2005 are incorporated by reference into Part III.

CREE, INC.

FORM 10-K

For the Fiscal Year Ended June 26, 2005

PART I

Information set forth in this Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All information contained in this report relative to future markets for our products and trends in and anticipated levels of revenue, gross margins and expenses, as well as other statements containing words such as “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements.

Factors that could cause or contribute to such differences include: our ability to complete development and commercialization of products under development, such as our pipeline of brighter light emitting diodes; our ability to lower costs; potential changes in demand; the risk that, due to the complexity of our manufacturing processes and the transition of production to three-inch wafers, we may experience production delays that preclude us from shipping sufficient quantities to meet customer orders or that result in higher production costs and lower margins; risks associated with the ramp up of production for our new products; risks resulting from the concentration of our business among few customers, including the risk that customers may reduce or cancel orders or fail to honor purchase commitments; the rapid development of new technology and competing products that may impair demand or render our products obsolete; the potential lack of customer acceptance for our products; cash expenditures related to the discontinuation of Cree Microwave operations in Sunnyvale, California; Cree Microwave’s ability to sublease the Sunnyvale facility; and our ability to complete the Cree Microwave-Sunnyvale wind-down process by the end of calendar year 2005. See “Certain Business Risks and Uncertainties” in Item 7 of this report, as well as other risks and uncertainties referenced in this report, for additional risk factors that could cause actual results to differ.

Item 1.    Business

Introduction

Cree, Inc., a North Carolina corporation established in 1987, develops and manufactures semiconductor materials and devices based on silicon carbide (SiC), group III nitrides (GaN) and related compounds. Our SiC and GaN materials technology is the basis for many of the devices that we develop and produce. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs), sapphire and other materials for certain electronic applications. We currently focus our expertise in SiC and GaN materials on three product areas: light emitting diodes (LEDs), including blue, green and near ultraviolet (UV) LED chips and high power packaged LEDs, high power products, including power switching, radio frequency (RF) and microwave devices and near UV lasers. We have products commercially available in each of these categories except for near UV lasers.

As of the end of fiscal 2005, we derive the majority of our revenues from sales of our LED products. We also generate revenue from sales of SiC and GaN materials, and we earn revenue under government contracts that support certain of our research and development programs to the extent the contract funding exceeds our direct cost of performing those activities. In addition, we derive a small portion of revenues from our sales of gemstone materials and devices for wireless infrastructure and power switching applications. We currently are working to develop near UV lasers that are targeted for future optical storage markets and high definition digital versatile disk (HD-DVD) applications.

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

Through fiscal 2005, we have operated our business in two segments, the Cree segment, which consists of our SiC- and GaN-based products and research contracts, and the Cree Microwave segment, which consists of silicon-based RF transistors and RF transistor modules. In June 2005, we announced plans to close the silicon-based RF business by December 2005 and will no longer report Cree Microwave as a separate segment beginning in fiscal 2006. See “Cree Microwave Segment” below in this report for additional information about this business. In the fourth quarter of fiscal 2004, we acquired the GaN substrate and epitaxy business of Advanced Technology Materials, Inc. (ATMI). We accounted for this acquisition under the purchase method.

The majority of our Cree segment products are manufactured in Durham, North Carolina in a six-part process, which includes SiC crystal growth, wafering, polishing, epitaxial deposition, fabrication and testing. We also package certain high-powered LED and wide bandgap products in our Durham facility. The Cree segment also operates a research and development facility called the Santa Barbara Technology Center (SBTC) in Goleta, California. Our Cree Microwave silicon-based products are produced in Sunnyvale, California at a silicon wafer fabrication facility, where we buy silicon wafers from third parties, fabricate devices in a clean room environment and package and test finished products. We are planning to close this facility in the second quarter of fiscal 2006. Subcontractors located domestically and in foreign countries also package some of our products.

Products and Products Under Development

Cree Segment

The Cree segment produces LEDs, SiC and GaN materials products, SiC-based power devices and RF microwave transistors and monolithic microwave integrated circuits (MMICs) using our SiC and GaN materials. In addition, we currently are developing near UV laser devices in this segment.

LED Products

Blue, Green and Near UV LED Chips.    Our LED chip products include blue, green and near UV devices made from GaN and related materials grown on SiC substrates. LEDs are solid-state electronic components used in a number of applications, including backlighting for mobile phones and automotive interior lighting. In addition, LEDs are used for full-color electronic displays and traffic signals, or they can be used as a light source for gaming equipment, consumer products and other electronic equipment. Some of our customers combine our blue LEDs with phosphors to create white LEDs. Our customers’ white LED products are used in various applications for mobile phones, including the backlight for full color display screens; white keypads and the camera flash function. Our customers’ white LEDs also are used as a light source for a number of specialized lighting applications. LEDs offer several advantages over small incandescent bulbs, including longer life, lower maintenance cost and energy consumption and smaller space requirements. We currently sell the majority of our LEDs in chip form to customers who package them in a variety of applications. LEDs represented 83%, 78% and 75% of our revenue for the fiscal years ended June 26, 2005, June 27, 2004 and June 29, 2003, respectively.

Our LED chips are currently available in three brightness ranges, which we refer to as standard brightness, mid-brightness and our high-brightness products. Our standard brightness LED chips, offered in blue wavelengths only, target applications requiring high quality and high volume availability at a lower price point. End customers use this product for applications where higher brightness may not be required, such as for indoor applications, certain automotive designs or as indicator lights. In fiscal 2005, 2004 and 2003, these products comprised 5%, 8% and 10%, respectively, of our LED revenues.

Our mid-brightness range includes our UltraBright®, SuperBright™ and UT230™ LEDs. Our mid-brightness LEDs provide an option for applications that require a higher level of brightness than provided by our standard brightness LEDs, but still need a low price point. End user applications include the backlight source for mobile phones, which includes both the keypad and display areas and other small hand-held devices, and automotive interior lighting. Our customers also use mid-brightness LEDs in gaming displays such as pachinko, consumer products, office equipment and full color video displays. Our mid-brightness LEDs are offered in blue and green. In fiscal 2005, 2004 and 2003, this category of products comprised 36%, 43% and 55%, respectively, of our LED revenue.

Our high-brightness products include our MegaBright®, XBright®, XThin® and XB900™ and XB500™ power chip LED products. Some of our customers use our high-brightness LEDs, including our XT-21™, XT-24™ and XT-27™ chips, to create white light from blue LEDs by combining them with phosphors. Target applications for blue LEDs that are converted to white light consist of mobile phones, including backlighting for full color displays, white keypads and camera flashes, as well as miniature white lights and other illumination applications. Some of our customers also use our blue and green high-brightness LEDs for traffic signals, video screens, gaming displays such as pachinko and automotive backlighting. Our XB900 and XB500 power chips are intended to address the markets for higher power LEDs. The 900 series LEDs are designed to operate at approximately one watt of power and are nine times larger than industry standard size (300 x 300 microns) LEDs. These chips aim to deliver approximately 10 times the light output than our standard XBright chips due to operation at a much higher input power. The 500 series LEDs are designed to operate at approximately one half watt of power and are targeted for architectural lighting uses. Our high-brightness LEDs are offered in blue, green and near UV wavelengths. In fiscal 2005, 2004 and 2003, this category of LEDs comprised 59%, 49% and 35%, respectively, of our LED revenue.

High Power Packaged LEDs.    We are continuing to develop high power packaged LEDs designed to compete with conventional and incandescent lighting technology for certain specialty lighting applications. In the near term, we do not anticipate that our LEDs will widely replace incandescent and fluorescent bulbs for conventional lighting markets due to their cost and other factors. However, in some applications, such as architectural lighting, appliance lighting and reading lamps, LEDs can be advantageous because of their design flexibility and can be less expensive than incandescent bulbs due to lower energy requirements, longer life and reduced maintenance costs.

In October 2003, we announced the introduction of our XLamp™ family of high power packaged LEDs. We started shipping our first product in the high power LED family, the 7090 series XLamp LED, in 2004. The 7090 series product combines our XB900 power chip with a high power surface mount package that is designed to operate up to 350 milliamps of drive current. The XLamp 7090 LED is available in multiple colors and white, and is designed to provide an alternative solution to incandescent and conventional light sources in architectural and general illumination applications. In the second quarter of 2005, we introduced and started shipping our 4550 series XLamp product, which incorporates our XB500 chip and is designed to operate at up to 150 milliamps of drive current. The 4550 series is also available in multiple colors and addresses market demand for high-brightness and smaller form factor power LEDs for architectural and accent lighting and other general illumination applications. In fiscal 2005, high power packaged LEDs represented less than 1% of our LED revenue.

In the fourth quarter of fiscal 2005, we announced a new initiative for LED backlighting under development for large screen liquid crystal display (LCD) applications that reduces power consumption compared to other LED and traditional compact fluorescent backlighting options. This approach is based on our high-brightness XThin blue and green LEDs and should enable manufacturers to produce television and computer monitors with larger screens that do not require active cooling, resulting in thinner monitors and lower production costs.

Materials Products

Our materials products consist of SiC and GaN wafer and epitaxy products and bulk SiC materials used for gemstone applications.

SiC and GaN Wafers.    We manufacture SiC wafers for sale to corporate customers who use the wafers to manufacture products for optoelectronic and power switching applications. Corporate, government and university programs also buy SiC and GaN wafers for research and development directed to optoelectronic, microwave and high power devices. We sell our wafers as a bare wafer or a customized wafer with epitaxial films of SiC or GaN materials. We currently sell both two-inch and three-inch wafers and are continuing to develop SiC wafers that are larger and of higher quality. Wafer products represented 6%, 7% and 9% of our revenue for the fiscal years ended June 26, 2005, June 27, 2004 and June 29, 2003, respectively.

Bulk Materials Used for Gemstones.    We manufacture SiC crystals in near colorless form for use in gemstone applications. Single crystalline SiC has characteristics that are similar to diamond, including properties relating to color, hardness and brilliance. We sell SiC in bulk crystal form exclusively to Charles & Colvard, Ltd. (C&C), which produces and markets gemstone products made from SiC crystals. SiC materials sold for gemstone applications represented 2%, 2% and 3% of our revenue for the fiscal years ended June 26, 2005, June 27, 2004 and June 29, 2003, respectively.

High Power Products

SiC-based Power Devices.    SiC-based power devices can operate at significantly higher breakdown voltages than silicon-based power devices and provide faster switching speeds than comparable silicon-based power devices at similar breakdown voltages. These attributes create a lower switching loss, which yields power savings due to higher efficiency, enabling smaller and more efficient systems.

Our current SiC-based power products include 300, 600 and 1,200-volt Schottky diodes. Target applications for these products include power factor correction and output rectification in power supplies as well as motor controls. SiC-based power devices represented 1% and 1% of our revenue for the fiscal years ended June 26, 2005 and June 27, 2004, respectively. SiC-based power devices represented less than 1% of our revenue for the fiscal year ended June 29, 2003.

We are developing additional SiC-based power devices, including PIN diodes, bipolar junction transistors (BJTs) and power MOSFETs, which could have many potential uses such as power conditioning and power switching in power supplies and motor control applications.

RF and Microwave Transistors.    RF and microwave devices made from SiC can operate at higher voltages, which allows for higher power densities as compared to silicon or GaAs-based devices. Additionally, this characteristic allows SiC-based devices to be significantly smaller while carrying the same or greater power levels than silicon-based or GaAs-based devices. Currently, there is a higher cost associated with SiC than silicon for RF and microwave transistors.

We currently offer both 10-watt and 60-watt SiC transistors, or metal-semiconductor field effect transistor (MESFET) products. In June 2005, we began sampling a 10-watt packaged SiC MESFET targeted at broadband wireless access and WiMax applications. We believe that the reliability, efficiency and high temperature capability of our SiC MESFETs make them well suited for such applications, since power consumption and available cooling are key design considerations.

We also provide a foundry service for wide bandgap MMICs. These SiC-based RF circuits can be used in a variety of wide bandwidth communications applications, high-power radar amplifiers, electronic warfare and wireless infrastructure. The MMIC foundry service allows a customer to design its own custom SiC RF circuit to be fabricated in our MMIC foundry, or have us provide custom MMIC design for the customer and fabricate the chips. We intend to focus future development efforts in this area on creating higher power SiC MESFETs and GaN RF devices. SiC MESFET and MMIC devices represented 1% of revenue for the fiscal year ended June 26, 2005. SiC MESFET and MMIC devices represented less than 1% of revenue for the fiscal years ended June 27, 2004 and June 29, 2003, respectively.

Near UV Laser Diodes

We have demonstrated near UV lasers (sometimes referred to as blue lasers) that operate at power levels ranging from three milliwatts to greater than 100 milliwatts. Our development activity continues to focus on developing more reliable and higher performance devices. The primary target market for our lasers is optical disk drives for next generation DVDs and computer data storage applications. The shorter wavelength of near UV products enables significantly higher storage capacity than the current generation of optical drives, which employ red lasers. In fiscal 2005, we shifted our development efforts for near UV lasers to GaN substrates from SiC substrates to improve the performance of our devices.

Cree Microwave Segment

Through fiscal 2005, we operated the Cree Microwave segment, which produced laterally diffused metal oxide semiconductor (LDMOS) devices made from silicon substrates. Cree Microwave began operations with the December 2000 acquisition of the UltraRF business from Spectrian Corporation (Spectrian). We renamed the UltraRF business Cree Microwave during fiscal 2002. Its products are manufactured at our subsidiary’s silicon fabrication facility in Sunnyvale, California. In June 2005, we announced plans to cease production of Cree Microwave’s products by the end of the second quarter of fiscal 2006, based on management’s review of the strategic alternatives and financial outlook for this business. We plan to concentrate on wide bandgap RF and microwave products based on our SiC and GaN technology. Cree Microwave’s products represented 1%, 3% and 1%, respectively of our total revenue for the fiscal years ended June 26, 2005, June 27, 2004, and June 29, 2003, respectively. We will no longer report Cree Microwave as a separate segment beginning in fiscal 2006. However, we plan to continue marketing our SiC and GaN-based wide bandgap RF and microwave products under the Cree Microwave brand.

Financial Information About Segments and Geographic Areas of Customers and Assets

For financial information about business segments and geographical areas of customers, please see Note 2, “Summary of Significant Accounting Policies and Other Matters,” to our consolidated financial statements included in Item 8 of this report. All of our long-lived tangible assets currently are maintained in the United States.

Government Contract Funding

We derive a portion of our revenue from funding that we receive pursuant to research contracts or subcontracts, funded by various agencies of the U.S. Government. We had 31, 33 and 19 government contracts in effect during the fiscal years ended June 26, 2005, June 27, 2004 and June 29, 2003, respectively.

Our government contracts typically cover work performed over several months up to five years. These contracts may be modified or terminated at the convenience of the government and typically are subject to appropriation and allocation of the required funding on an annual basis. The revenue that we recognize pursuant to these contracts represents reimbursement by various U.S. Government entities that aid in the development of new technology. The applicable contracts generally provide that we may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the U.S. Government to use the inventions for government purposes.

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

We generally must compete with other companies for funding awards from the U.S. Government. In certain cases, such as when the value of a U.S. Government contract exceeds $100,000 and when highly technical research is required, the U.S. Government issues a request for proposal (RFP). In a typical RFP, the U.S. Government requests a product or service and solicits proposals from prospective contractors on how they intend to carry out that request and at what price. Proposals received in response to an RFP can be subject to negotiation after they have been submitted. Many U.S. Government contracts are awarded on a type of RFP called a broad agency announcement (BAA). In a BAA, the U.S. Government requests a broad range of research and development services. Contractors submit bids for research in any of the technical areas mentioned in the BAA. Then the U.S. Government may select winners of the awards and negotiate contracts with those parties. The U.S. Government uses many methods to select contractors to receive awards. Some of these methods include choosing vendors who offer products or services that provide the best value, lowest price and highest level of technology. We also may be the recipients of a sole source contract from the U.S. Government if the U.S. Government determines that we are the only viable source for the work to be performed. In this case, the U.S. Government would publish its intent to award a sole source contract to us, and if there are no viable challenges made to that publication, the U.S. Government might award the contract to us without a competitive bid process.

The contracts require us to conduct the research effort described in the statement of work section of the contract. The contracts also require that we pay a contractually agreed upon portion of the costs of the work with the U.S. Government paying the balance. There are no milestones to be reached for payments from the U.S. Government. We invoice the U.S. Government monthly for their share of the costs of the work performed based on costs incurred for that month. For the fiscal years ended June 26, 2005, June 27, 2004 and June 29, 2003, U.S. Government contract funding represented 6%, 9% and 12% of total revenue, respectively.

Distributorship Agreement with Sumitomo Corporation

In April 2002, we entered into a distributorship agreement with Sumitomo Corporation (Sumitomo), which has been amended annually, most recently in May 2005. Under the agreement, as amended, Sumitomo became our strategic partner and is the exclusive distributor of certain LED and wafer products in Japan and a non-exclusive distributor in certain other Asian countries through fiscal 2007. Prior to the beginning of each fiscal year, the distributorship agreement requires Sumitomo to commit in advance to purchase a specified dollar value of our products during the next fiscal year. For fiscal years 2005 and 2004, Sumitomo’s advance purchase commitments were approximately $160 million and $100 million, respectively. For fiscal 2006, under the terms of the agreement as amended in May 2005, Sumitomo’s advance purchase commitment is approximately $200 million. We anticipate that purchases will be made across our full line of LED chip products representing our standard brightness, mid-brightness and high-brightness devices, including MegaBright, XBright and XThin LEDs. However, Sumitomo’s purchase commitment may vary under certain circumstances subject to end customer demand and other terms and conditions. For example, the distributorship agreement provides that Sumitomo may decrease its advance purchase commitment and/or terminate the agreement if its inventory of our products reaches a specified level. If Sumitomo does not purchase at least half of its advance purchase commitment for any fiscal quarter as a result of this inventory limitation, we have the option of terminating the distributorship agreement. The distributorship agreement also requires us to reimburse Sumitomo for certain costs and allows Sumitomo to rotate its inventory in certain situations.

Research and Development

We invest significant resources in research and development aimed at improving our semiconductor materials and developing new device and production technology. Our core materials research is directed to improving the quality and diameter of our SiC and GaN substrates. We also are working to improve the quality and attributes of the SiC and nitride epitaxial materials we grow to produce devices and to improve device yields by reducing variability in our processes. These efforts are in addition to ongoing projects focused on brighter LED chips, high power packaged LEDs, higher power diodes/switches, higher power/higher linearity RF and microwave devices and near UV laser devices and as discussed above. We recorded $42.8 million in fiscal 2005, $36.5 million in fiscal 2004 and $31.0 million in fiscal 2003 for direct expenditures relating to research and development activities. In fiscal 2005, 2004 and 2003, customers funded zero, zero and $500,000, respectively, for programs that offset research and development costs. An affiliate of Lighthouse Technologies Limited (Lighthouse) in which we had an investment, was our only source of customer funding in fiscal 2003. When customers participate in funding our research and development programs, we record the amount funded as a reduction of research and development expenses.

Sales and Marketing

We actively market our LED, wafer, microwave and power products through targeted promotions, select advertising and attendance at trade shows. Our direct sales force and senior management work with customers around the world. The production of lamp and display products incorporating LED chips is concentrated among a relatively small number of LED packaging manufacturers. Our sales and marketing team is based in our Durham, North Carolina facility with additional sales and application support offices in Hong Kong and Tokyo, Japan. We also have a salesperson based in Taiwan and two sales managers in Korea. We have targeted Asia as a fast growing market for our products and believe our sales in Asia have continued to increase, in part as a direct result of localizing our Asian sales presence.

Supported by our Japan office, Sumitomo is our exclusive distribution partner for nitride LED chips and SiC and GaN wafers in Japan. We also use distributors to market our LED products in Hong Kong, China, Korea and Taiwan. We use a separate network of distributors and sales representatives to market our RF and microwave devices, power devices and high power packaged LED products in North America, Japan, Europe and Asia.

We sell SiC crystal materials for use in gemstone applications directly to C&C under an exclusive supply agreement.

Customers

During fiscal 2005, revenues from Sumitomo (which represent sales to approximately 20 Japanese LED customers as well as a number of wafer customers) accounted for 41% of our total revenue. Sumitomo assists in managing customer relationships and imports, handles orders, distributes our products and manages accounts receivable for the Japanese customer base. For fiscal 2005, four of our top ten end customers were located in Japan and their sales, as well as sales to our other Japanese customers, are reported as sales to Sumitomo. Our sales team based in Tokyo, Japan is actively involved with Sumitomo in the sales process to accounts in Japan. Our relationship with our end customers in Japan is critical to our future success.

Sumitomo and OSRAM Opto Semiconductors GmbH (OSRAM) were the only customers that individually comprised 10% or more of our revenue for fiscal 2005. Sales to OSRAM were 11% of revenue during fiscal 2005. In fiscal 2004, revenues from Sumitomo, OSRAM and Agilent Technologies (Malaysia) Sdn Bhd (Agilent) represented 33%, 13% and 13%, respectively, of total revenues. During fiscal 2003 revenues from Sumitomo, OSRAM and Agilent were 24%, 21% and 10% respectively, of total revenues. The loss of OSRAM or any of Sumitomo’s large customers could have a material adverse effect on our business and results of operation. Revenue from the U.S. Government, representing funding from several agencies, made up 6% of total revenues for fiscal 2005, compared to 9% of total revenue for fiscal 2004 and 12% of total revenue in fiscal 2003. As our U.S. Government contracts are with multiple agencies, the U.S. Government does not act as a single customer, and we do not regard it as such. In fiscal 2005 and 2004, sales to Remec, Inc. made up 12% and 43%, respectively, of Cree Microwave sales. For further financial information about foreign and domestic sales, please see Note 2, “Summary of Significant Accounting Policies and Other Matters,” to our consolidated financial statements included in Item 8 of this report.

Backlog

As of June 26, 2005, we had a backlog of approximately $303.2 million, consisting of approximately $229.7 million of product orders and $73.5 million under research contracts signed with the U.S. Government, for which approximately $57.6 million of the contracted funds have not yet been appropriated. The backlog includes the full amount of Sumitomo’s purchase commitment for fiscal 2006, which may vary under certain circumstances subject to end customer demand and other terms and conditions described above under the caption “Distributorship Agreement with Sumitomo Corporation.” As of June 27, 2004, we had a backlog of approximately $248.5 million consisting of approximately $192.8 million of product orders and $55.7 million under research contracts signed with the U.S. Government. This backlog also included the full amount of Sumitomo’s purchase commitment. Our backlog could be adversely affected if Sumitomo or other customers fail to honor their purchase commitments or reduce or cancel orders or if the U.S. Government exercises its rights to terminate the government contracts or does not appropriate and allocate all of the funding contemplated by the contracts. We estimate our entire backlog could be filled during fiscal 2006, with the exception of approximately $44.8 million in U.S. Government funded contracts.

In May 2005, we amended and restated our existing distributorship agreement with Sumitomo. For fiscal year 2006, Sumitomo’s current advance purchase commitment is approximately $200 million, subject to adjustment and cancellation provisions and end customer demand. The orders cover demand for our products in Japan and represent sales to over 20 LED packagers, including Stanley Electric Co., Ltd. (Stanley), Citizen Electronics Co., Ltd. (Citizen), Sharp Corporation (Sharp) and Rohm Co., Ltd. (Rohm). In June 2005, we signed a new purchase agreement with OSRAM. The agreement covers the terms of shipments to be made through June 2008, but does not commit OSRAM to purchase any specific products. Therefore, we only account for amounts set forth in purchase orders from OSRAM as firm backlog.

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

Competition

Our success depends on our ability to keep pace with the evolving technology standards of the industries that we serve. These industries are characterized by rapid technological change, frequent introduction of new products, short product life cycles and changes in end user and customer requirements. The evolving nature of these industries may render our existing or future products obsolete, noncompetitive or unmarketable. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

LED Products

Blue, Green and Near UV LED Chips.    The primary competition for our LED chip products comes from companies that manufacture and or sell nitride-based LED chips. We consider Nichia Corporation

(Nichia), which sells packaged LEDs and most often competes directly with our chip customers, to be a competitor. Nichia currently sells the majority of its packaged LED products to markets requiring white LEDs, which Nichia fabricates using its efficient phosphor solution for blue LEDs. We believe that Nichia currently has the largest market share for nitride-based LEDs based on industry information. We also believe Nichia will be very aggressive in product pricing during fiscal 2006, especially as it attempts to defend market share against gains that we target that our customers may make using our die. We see an opportunity to improve our customers’ ability to compete with Nichia’s white LED products and increase our chip sales with our recently introduced XT-21, XT-24 and XT-27 chips, based on reports from customers that they are able to produce white LEDs with these chips that are similar in brightness output to Nichia’s white LED. However, this opportunity depends upon our customers’ ability to source or develop efficient phosphor solutions for the conversion to white light that can compete with Nichia’s solution. It also depends on our customers’ ability to achieve certain packaging efficiencies with our chips.

Many Asia-based chip producers also produce blue, green and near UV LED products. They traditionally have been successful in securing new business, primarily in Asia for the blue and white keypad backlight for mobile appliances and other cost sensitive applications. As these Asia-based competitors have begun offering chips with brightness similar to some of our existing high-brightness products, they are now also making inroads into higher end applications like camera flash units. We believe we can compete effectively in these markets with products such as our UT230 chips, used in keypad handset applications. These chips deliver competitive performance and a low price for blue LEDs.

Our customers indicate that they base their nitride LED purchases on a combination of factors. These factors include price, performance, reliability, quality, usability and stability of supply, intellectual property, customer service and overall customer relationships. Based on conversations with our customers, we believe that our products have an advantage over our competitors’ chips in many of these areas and that we are more successful when end customers value a combination of these factors. The particular combination and importance of specific factors that drive customers’ purchasing decisions at any time varies, depending on market conditions, requirements for end user applications and demand for those applications. Overall, we believe that price and performance are the most significant factors to compete successfully in the nitride LED market and that our products are well positioned to meet the market demands. We continually strive to improve our competitive position by developing brighter and higher performance LED chips and focusing on lowering costs. For example, we migrated some of our LED production to three-inch wafers from two-inch wafers during fiscal 2005 and we will continue our transition to larger wafer sizes in fiscal 2006. Larger wafers have lowered our overall LED chip cost for certain products.

High Power Packaged LEDs.    The market for power chip products and high power packaged lamps is currently limited to specialty lighting applications. Lumileds Lighting, LLC (Lumileds) currently is positioned as the leader in this market since it has been the most active supplier of high power packaged LEDs for the last few years. Lumileds sells high power packaged LEDs that compete indirectly with our target customers for power chip products and directly with our XLamp family of high power packaged lamps. Several other companies have announced intentions to enter this market with products designed to compete with our XLamp products. We are positioning our XLamp products to compete in this market based on price, performance and usability.

Materials Products

The market for SiC wafers has become more competitive in recent years, as other companies have begun to offer SiC wafer products or have announced plans to do so. To our knowledge, none of these competitors currently offer SiC wafers that are being used in high volume manufacturing. We sell SiC wafers to OSRAM, which competes with us in LED markets. In addition to being a large customer of our LED chips, OSRAM, which licensed certain LED technology from us in 1995, currently is producing LEDs using nitride materials on SiC substrates for use in their packages. We sell SiC wafers to Infineon Technologies

AG (Infineon), which competes with us in power switching semiconductor markets. Norstel AB has entered into an agreement to provide SiC materials to C&C as a second source for use in gemstones.

High Power Products

SiC-based Power Devices.    Our SiC-based power devices compete with similar devices offered by Infineon. There are also a number of other companies developing SiC-based power devices. Our products also compete with existing silicon-based power devices offered by a variety of manufacturers.

RF and Microwave Transistors.    Currently, there are no companies offering products that compete directly with our SiC MESFET products and MMIC foundry service, although a few companies have products under development. Although there are no direct competitors using SiC technology, our products face competition from existing silicon and GaAs-based products. We do not currently offer GaN microwave devices, but we are working to develop these products. In the GaN microwave area, there are a number of companies working to develop these products.

Near UV Laser Diodes

We currently do not offer any laser products commercially. The major competitors in the near UV laser market are Nichia and Sony, as well as a number of other companies that have announced development activities in this area. The market for blue laser products is just beginning to emerge.

Patents and Proprietary Rights

We seek to protect our proprietary technology by applying for patents where appropriate and in other cases by preserving the technology and related know-how and information as trade secrets. We have also from time to time acquired, through license grants or assignments, rights to patents on inventions originally developed by others. As of July 15, 2005, we owned or held exclusive rights licensed under a total of 284 issued U.S. patents, subject in some cases to non-exclusive license rights held by third parties. These patents expire between 2007 and 2026. We jointly own six of these patents with third parties. In addition, we own or hold exclusive license rights under corresponding patents and patent applications in various foreign countries.

Among the patent licenses we hold are exclusive licenses granted by North Carolina State University (NCSU) to U.S. and corresponding foreign patents and patent applications that relate to SiC materials and device technology and to GaN growth technology. These licenses include rights under patents and patent applications relating to processes for growing single crystal SiC and low defect GaN materials. The licenses are worldwide, exclusive licenses to manufacture, use and sell products and processes covered by the claims of patents issued on applications filed by NCSU relating to the licensed inventions. The licenses relating to the growth of bulk single crystal SiC and to other SiC materials and device technology are fully-paid, while the licenses relating to growth of low defect GaN materials require us to pay NCSU royalties on sales of products made using the licensed processes. The patents that we have licensed from NCSU relating to bulk SiC growth expire beginning in 2007, and we may face increased competition in the market for SiC materials as these patents expire.

We also have entered into license agreements with the licensing agencies of other universities, and with other companies, under which we have obtained exclusive or non-exclusive rights to practice inventions claimed in various patents and applications issued or pending in the U.S. and other foreign countries. We do not believe the financial obligations under any of these agreements, or the loss of the licensed rights under any of these agreements, would have a material adverse effect on our business, financial condition or results of operation. These license agreements include a patent cross-license agreement covering GaN-based optoelectronic technology that we entered into with Nichia in November 2002 in connection with a settlement of patent and related litigation then pending between the parties in the United States and Japan and a patent cross-license agreement covering white LED technology that we entered into with Nichia in February 2005.

These license agreements also include license rights granted to us by the Trustees of Boston University (Boston University) under certain U.S. patents and corresponding foreign patents and patent applications which relate to the manufacture of certain GaN-based structures on sapphire and other substrates. The license agreement with Boston University grants us an exclusive, worldwide royalty-bearing license under these patents and patent applications, subject to royalty payments and other obligations under the license agreement. Termination of the license to this patent by Boston University would end our right to assert the patent against future infringements. In May 2005, we entered into licensing agreements with several strategic chip customers, including Stanley and Rohm of Japan, and Cotco Holdings, Ltd. of Hong Kong. These agreements provide rights to manufacture and sell white LEDs incorporating our high performance LED chips. We believe such licensing agreements with our competitors and strategic customers serve to defend and strengthen our proprietary technology and intellectual property rights in key markets.

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

Employees

As of June 26, 2005, we employed 1,322 regular full time employees, including 1,015 in manufacturing operations, 195 in research and development and 112 in sales and general administration. None of our employees are represented by a labor union or subject to collective bargaining agreements.

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

Item 2.     Properties

We own our principal manufacturing and office site in Durham, North Carolina where we conduct the business of our Cree segment. This site includes approximately 48 acres of developed land, with total facility square footage of 521,747 square feet as of June 26, 2005. This space includes 289,772 square feet used for production, 81,751 square feet used for facility services and warehousing and 150,224 square feet used for administrative functions. At June 26, 2005, an additional building containing approximately 150,000 square feet is under construction on this site. We also own approximately 80 acres of undeveloped land near the site. In addition, in January 2005, we purchased an existing semiconductor manufacturing facility located in Research Triangle Park, North Carolina. This facility is on approximately 55 acres and includes buildings containing 228,650 square feet. As of June 26, 2005, we have not yet commenced any operations at this site.

We also maintain sales support offices, through our subsidiaries, in leased office premises in Tokyo, Japan and Hong Kong. We had a lease for another sales office location in Hong Kong that expired in July 2005. We lease a 35,840 square foot facility occupied by SBTC in Goleta, California that is used for research and development and administrative functions.

As of June 26, 2005, the operations of our Cree Microwave segment are conducted in approximately 49,600 square feet of administrative and manufacturing space located in Sunnyvale, California. Our Cree Microwave subsidiary currently leases this space under a sublease agreement that expires in 2011. We have guaranteed the obligations of our subsidiary under the sublease. In June 2005, we announced plans to discontinue manufacturing operations at this site by December 2005, and we intend to seek a tenant to sublease the leased premises for the remainder of the term.

Item 3.     Legal Proceedings

In re Cree, Inc. Securities Litigation

Between June 16 and August 18, 2003, certain alleged purchasers of our stock filed nineteen purported class action lawsuits in the United States District Court for the Middle District of North Carolina. The lawsuits name us, certain of our officers and current and former directors as defendants. On December 17, 2003, the court entered an order consolidating these actions and appointing a lead plaintiff and lead counsel for the consolidated cases. The lead plaintiff filed a consolidated amended complaint on January 16, 2004. The amended complaint asserted, among other claims, violations of federal securities laws, including violations of Section 10(b) of the Exchange Act and Rule 10b-5, and violations of Section 20(a) and Section 18 of the Exchange Act against the individual defendants and also asserted claims against certain of our officers under Section 304 of the Sarbanes-Oxley Act of 2002. The amended complaint alleged that we made false and misleading statements concerning our investments in certain public and privately-held companies, our acquisition of the UltraRF division of Spectrian, our supply agreement with Spectrian, our agreements with C&C and our employment relationship with Eric Hunter and that our financial statements did not comply with the requirements of the securities laws during the class period. The amended complaint requested certification of a plaintiff class consisting of purchasers of our stock between August 12, 1998 and June 13, 2003 and sought, among other relief, unspecified damages and disgorgement of profits by the individual defendants, plus costs and expenses, including attorneys’, accountants’ and experts’ fees.

In February 2004, we moved that the court dismiss the consolidated amended complaint on the grounds that it fails to state a claim upon which relief can be granted and did not satisfy the pleading requirements under applicable law. On August 30, 2004, the court entered an order granting the motion to dismiss without prejudice and allowing the plaintiffs a period of time in which to file an amended consolidated complaint. The plaintiffs filed a further amended complaint on October 14, 2004, asserting essentially the same claims and seeking the same relief as in their prior complaint. We filed a motion to dismiss this further amended complaint. On August 2, 2005, the court entered an order granting our motion to dismiss the plaintiffs’ amended complaint in its entirety with prejudice, thus bringing an end to the lawsuit, subject to any appeal that the plaintiffs may file.

Neumark v. Cree, Inc.

On June 27, 2005, Gertrude Neumark Rothschild commenced a patent infringement lawsuit against us by filing a complaint in the U.S. District Court for the Southern District of New York. In her complaint, the plaintiff alleges that we are is infringing U.S. Patent No. 4,904,618, entitled “Process for Doping Crystals of Wide Band Gap Semiconductors,” and U.S. Patent No. 5,252,499, entitled “Wide Band-Gap Semiconductors Having Low Bipolar Resistivity and Method of Formation,” by manufacturing, importing, using, selling and/or offering for sale LEDs and/or laser diodes created using processes claimed in the patents. The complaint seeks damages in an unspecified amount, an injunction against infringements, attorneys’ fees and costs. We have not yet filed our answer.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information.    Our common stock is traded in the Nasdaq National Market and is quoted under the symbol CREE. The following table sets forth, for the quarters indicated, the high and low sales prices as reported by Nasdaq.

	FY 2005		FY 2004
	High	Low	High	Low
First Quarter	$30.48	$17.88	$23.64	11.70
Second Quarter	42.44	26.72	22.75	16.00
Third Quarter	40.96	21.15	29.00	17.50
Fourth Quarter	30.99	20.68	23.45	18.06

Holders and Dividends.    There were approximately 710 holders of record of our common stock as of July 27, 2005.

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

Sale of Unregistered Securities.    There were no sales of unregistered securities during fiscal 2005, 2004 or 2003.

Purchases of Equity Securities by the Company and Affiliated Purchasers.    The following table lists all repurchases (both open market and private transactions) during fiscal 2005 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs
January 18-31, 2005	850,000	$24.700	850,000	6,050,000
February 1-23, 2005	600,000	$23.778	600,000	5,450,000

Total	1,450,000	$24.318	1,450,000	5,450,000

(1)	Except as set forth above, there were no other repurchases of our equity securities by or on behalf of us or any affiliated purchaser in any month in fiscal 2005.
(2)	On January 18, 2001, we announced the authorization by our Board of Directors of a program to repurchase up to 4 million shares of our outstanding common stock. Several times since then the Board has renewed the program and increased the number of shares that we can repurchase under the program. In May 2004, the Board authorized an additional 5 million shares for repurchase under the program. In January 2005 the Board renewed the repurchase program through June 2006. As of June 26, 2005, there was an aggregate of 5.5 million shares remaining authorized for future repurchases.

Item 6.     Selected Financial Data

The consolidated statement of operations data set forth below with respect to the fiscal years ended June 26, 2005, June 27, 2004 and June 29, 2003 and the consolidated balance sheet data at June 26, 2005 and June 27, 2004 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the fiscal years ended June 30, 2002 and June 24, 2001 and the consolidated balance sheet data at June 29, 2003, June 30, 2002 and June 24, 2001 are derived from audited consolidated financial statements not included herein. All consolidated statement of operations and consolidated balance sheet data shown below reflect the acquisition of Cree Microwave, acquired in December 2000. This transaction was accounted for under the purchase method. We acquired the GaN substrate and epitaxy business of ATMI in the fourth quarter of 2004. This acquisition was accounted for under the purchase method.

Selected Consolidated Financial Data

(In thousands, except per share data)

	Years Ended
	June 26, 2005	June 27, 2004	June 29, 2003	June 30, 2002	June 24, 2001
Statement of Operations Data:

Product revenue, net	$367,371	$280,412	$203,448	$136,230	$159,533

Contract revenue, net	21,693	26,947	26,860	19,204	17,694

Total revenue	389,064	307,359	230,308	155,434	177,227

Net income (loss)	$91,143	$57,960	$34,901	$(101,723)	$27,843

Net income (loss) per share, basic	$1.22	$0.78	$0.48	$(1.40)	$0.39

Net income (loss) per share, diluted	$1.18	$0.77	$0.46	$(1.40)	$0.37

Weighted average shares outstanding:

Basic	74,995	74,008	73,196	72,718	72,243

Diluted	77,172	75,745	75,303	72,718	75,735

	As of
	June 26, 2005	June 27, 2004	June 29, 2003	June 30, 2002	June 24, 2001
Balance Sheet Data:

Working capital	$245,394	$189,911	$181,063	$151,851	$244,178

Total assets	777,408	628,000	563,694	504,195	615,123

Long-term obligations	—	—	—	—	—

Shareholders’ equity	$712,918	$579,132	$535,371	$482,104	$589,097

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We develop and manufacture semiconductor materials and electronic devices made from SiC, GaN and related compounds. The majority of our products are manufactured at our main production facility in Durham, North Carolina. We generate revenues from the following product lines:

•	LED chips and packaged products—We derive the largest portion of our revenue from the sale of blue, green and near UV LED chips. Some of our customers package our blue LEDs in combination with phosphors to create white LEDs. Our LED chips are packaged by our customers and used by manufacturers as a light source for mobile phones, entertainment devices, indoor and outdoor full color displays, automotive interior lighting, miniature white lights, and other lighting applications. In fiscal 2005, we released a family of high power packaged LEDs called our XLamp products that are designed to compete with conventional lighting technology for certain specialty lighting applications. We currently are marketing these products for use in architectural lighting, appliance lighting, flashlights and reading lamps. Sales of LED products represented 83% of our revenue in fiscal 2005 and 78% of our revenue in fiscal 2004.

•	Materials products—Our customers purchase our SiC and GaN wafers for use in manufacturing LEDs and power devices or for research and development. Sales of SiC and GaN wafers represented 6% of our revenue in fiscal 2005 and 7% of our revenue in fiscal 2004. We also sell SiC materials in bulk crystal form for use in gemstone applications. Sales of SiC crystals for use in gemstone applications represented 2% of our revenue for both fiscal 2005 and 2004, respectively.

•	High power products—These products include SiC power devices, wide bandgap RF and microwave devices and silicon-based RF products. Our customers purchase Schottky diode products for use in power factor correction circuits for power supplies in computer servers. We also provide discrete SiC RF transistors, as well as a foundry service for wide bandgap MMICs, for use in communication applications, high power radar amplifiers, electronic warfare and wireless infrastructure. Sales of power devices and SiC-based RF devices represented 2% of our revenue in fiscal 2005 and 1% of our revenue in fiscal 2004. In June 2005, we announced plans to close our silicon-based RF and microwave business known as our Cree Microwave segment that was producing semiconductor components for power amplifiers for analog and digital base stations. This business, which is located in Sunnyvale, California, is expected to close in the second quarter of fiscal 2006. Sales of RF devices from our Cree Microwave segment represented 1% of our revenue in fiscal 2005 and 3% of our revenue in fiscal 2004.

We also generate revenue under contracts with government agencies. Government entities assist us in the development of new technology by funding our research and development efforts. Revenue from contract research funding represented 6% of our revenue in fiscal 2005 and 9% of our revenue in fiscal 2004.

Industry Dynamics

Our business is affected by a number of industry factors, including: trends in mobile phone designs and sales, competitive LED pricing pressures and the strength of intellectual property that supports our products. The most significant market currently for our blue and green LEDs, and white LEDs made by our customers using our blue chips is for illumination purposes in mobile phones, including LCD backlighting and keypad illumination. Industry publications estimate that overall unit sales of mobile phones for calendar year 2005 may increase up to 16% and that the full color adoption rate for mobile phones is expected to increase, but at a slower rate than in the past few years. LED sales for mobile phone applications are impacted by the number of LEDs used in an application, which may vary depending on trends in the features of the application and the brightness of the LEDs used. Competitive LED pricing pressures in the blue and green industry arise because average LED sales prices typically decline each year as new products are introduced in key markets and dominant market players may accelerate this trend by implementing aggressive pricing strategies to strengthen or protect market share. To remain competitive, LED producers generally must reduce the average sales price at or above the market rate. Finally, vigorous protection and pursuit of intellectual property rights characterize the semiconductor industry because customers’ purchasing decisions can be influenced by whether a product is supported by valid intellectual property rights.

Highlights and Outlook

Financial Highlights from Fiscal 2005

During fiscal 2005, we reported the highest revenue and earnings in our history. Unit sales increased 53% due to new products focused on high-brightness markets. We continued to face intense competition in our LED markets, and as a result our average sales price declined 13% in fiscal 2005. We were able to offset lower prices by reducing our average selling costs by 21% due to improved yield and our migration from two-inch to three-inch wafers, which increased our profitability. The following is a summary of our financial results:

We reported our highest annual revenue in fiscal 2005 primarily due to our LED revenue, which increased 33% while our units sold increased 53% over fiscal 2004.

Revenue from high-brightness LEDs increased from 49% to 60% of total LED revenue from fiscal 2004 to fiscal 2005. We estimate that these products were used mostly for white backlighting for keypads and LCDs in mobile phones and for blue and green LEDs used in gaming applications such as pachinko machines and full color displays.

Revenue from our mid-brightness chips also increased 11% in fiscal 2005 due to the introduction of the UT 230 chip targeting blue keypad backlighting applications for cost sensitive markets.

Our gross margin increased from 47% in fiscal 2004 to 52% in fiscal 2005.

Product costs per unit were lower as a result of yield and process improvements and our manufacturing migration from two-inch to three-inch wafers that began in the first quarter of fiscal 2005. During the fourth quarter of fiscal 2005 more than 40% of our LED chips were made from three-inch wafers.

Our net income increased by 57% from fiscal 2004 and was the highest in our history at $91.1 million.

Gross profit increased by $58.2 million due to higher revenue and the successful execution of our cost reduction programs.

Research and development expenses increased 17% due to our focus on developing even brighter LED chips as well as products for our emerging business areas such as high power packaged LEDs and power devices.

Net income benefited from a lower tax provision rate of 28% due primarily to tax benefits associated with our investment in a public company and other adjustments. Other factors included in the tax provision rate resulted from two offsetting tax adjustments related to the Cree Microwave subsidiary. One adjustment was a $6.5 million favorable permanent tax deduction, which was offset by a $6.7 million increase in our tax reserve.

We achieved record cash flow from operations of $175.6 million in fiscal 2005 due to higher profitability.

Capital expenditures were $141.8 million.

We repurchased 1.5 million shares of our common stock under an authorized share repurchase program at a cost of $35.3 million.

Cash and cash equivalents and short and long-term investments increased from $230.9 million in fiscal 2004 to $277.3 million in fiscal 2005.

Outlook for Fiscal 2006

In fiscal 2006, we anticipate that selling blue LED chips for white LED lamps in mobile phones will continue to be an important growth opportunity. We also are working to increase the brightness of the XThin family of products. If we are successful in developing brighter LEDs, we believe that we will have an opportunity to continue to gain market share in the LCD backlight market for mobile phones that use white LEDs. We believe that we currently have low penetration in this particular market due to Nichia’s dominant share of the market. With our higher performance XThin chips, we target that white LED products packaged by our customers can be as bright or brighter than products sold by Nichia, but we must continue to work with our customers to optimize package designs. Based on conversations with our customers, we also believe markets for other high-brightness LED applications, such as specialty lighting, gaming machine designs, displays and other applications, will continue to grow in fiscal 2006.

We continue to expand our product offerings of our XLamp family of high-power packaged LED products. We are aiming to increase sales of XLamp products in the specialty lighting markets, including channel letters, appliance lights, flashlights and reading lights.

Despite the evolving competitive pressures, we expect that our business will increase if we are successful in developing higher performance, low cost LED chips. We believe our proprietary SiC platform and vertically integrated factory provides us with the opportunity to lower our cost by scaling to larger sized wafers. Some of our significant challenges for fiscal 2006 include increasing the output from our factory in North Carolina and our subcontractor’s facility in Asia, continuing the migration of our LED production to three-inch wafers and developing brighter XThin and other LED products. We are planning to invest $90-110 million during fiscal 2006 in capital equipment additions to expand our factory output and to improve our yields. We plan to continue to migrate more of our LED production from two-inch to three-inch SiC wafers during fiscal 2006, which we target will greatly increase the number of yielded LED chips per wafer and therefore lower our overall LED chip cost. We also are focusing on increasing the brightness for the XThin family of products in fiscal 2006, and we must work with our customers to get these and other products designed into key applications so that we can assist them to gain market share with these products. We also may increase our research and development spending as a percentage of revenue over our fiscal 2005 level.

With the strength of our balance sheet and operating cash flows, we also are evaluating strategic investments and relationships to expand and strengthen our product portfolio and to better position us in terms of access to markets and distribution channels. We do not need these investments to meet our operating goals for fiscal 2006, but we see potential opportunities to accelerate our growth longer term and we plan to actively explore our options.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and we may be exposed to gains or losses that could be material.

Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies and Other Matters”, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with our independent auditor and the Audit Committee of our Board of Directors. Please see Note 2 of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a complete discussion of our accounting policies.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
Revenue Recognition:

We provide our customers with limited rights of return for non-conforming shipments and warranty claims for up to 36 months for our Cree Microwave products and lesser periods for Cree products. In addition, certain of our sales arrangements provide for limited product exchanges. As a result, we record an allowance for sales returns at the time of sale, which is recorded as a reduction of product revenue and accounts receivable.

In connection with the reserve for sales returns, we also record an estimate for the value of product returns that we believe will be returned to inventory in the future and resold. This includes an estimate for costs of inventory that may be returned in the future. This estimate is recorded as other current assets and as a reduction in the cost of product sales.

We apply judgment in estimating the amount of product that will be returned in the future. Our estimate of product returns and the amount of those returns that will be placed back in inventory is based primarily on historical transactional experience and judgment regarding market factors and trends.

A 10% increase or decrease in our sales return estimates and estimates of products to be returned to inventory at June 26, 2005 would have affected net earnings by approximately $696,942 and $121,393, respectively, for the fiscal year ended June 26, 2005.

During the third quarter of fiscal 2005, we changed our method of accounting for sales returns. In connection with the change in our estimate for sales returns, we also recorded an estimate for the value of product returns that we believe will be returned to inventory in the future and resold. This includes an estimate for costs of inventory that may be returned in the future. As of June 26, 2005 and June 27, 2004, the amount of our sales return allowance was $9.6 million and $798,000, respectively. As of June 26, 2005 and June 27, 2004, the amount of our deferred revenue was $67,000 and $8.4 million, respectively. As of June 26, 2005, we estimated the value of future product returns at $1.7 million, which was reflected as a reduction in our cost of product sales in fiscal 2005. We also reduced our warranty reserve by $683,000 in fiscal 2005, since the estimate for sales returns includes the cost of products that may be returned and replaced under warranty provisions.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
Valuation of Long-Lived Assets:

We review long-lived assets such as property and equipment and patents for impairment when events and circumstances indicate that the carrying value of the assets contained in our financial statements may not be recoverable. For example, pieces of our equipment may be scrapped or certain of our patents or patent applications may be abandoned. In these cases, we would directly write-off these long-lived assets.

In addition, we evaluate all of our long-lived assets for potential impairment by comparing the carrying value of our assets to the estimated future cash flows of the assets (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable (amortized) long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. We do not restore a previously recognized impairment loss if the asset’s carrying value decreases below its estimated fair value.

Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including estimating useful lives of the assets. To make these judgments, we may use internal discounted cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our internal business plans.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be required to record additional impairment losses that could be material to our results of operations.

Using this impairment review methodology, we recorded long-lived asset impairment charges of $5.5 million during the fiscal year ended June 26, 2005 related to plans to close our Cree Microwave facility and dispose of certain assets.

Tax Contingencies:
We are subject to periodic audits of our income tax returns by Federal, state and local agencies.	The estimate of our tax contingencies reserve contains uncertainty because management	To the extent we prevail in matters for which reserves have been established, or are required to pay

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, including state and local taxes, we record reserves for what we identify as probable exposures. A number of years may elapse before a particular matter for which we have established a reserve, is audited and fully resolved. We have also established a valuation allowance for capital loss carryforwards and unrealized losses on certain securities, as we believe that it is more likely than not that the tax benefits of the items will not be realized.	must use judgment to estimate the exposures associated with various tax filing positions. To make these judgments, we make determinations about the likelihood that the specific taxing authority may challenge the tax deductions that we have taken on our tax return. Based on information about other tax settlements we estimate amounts that we may settle with taxing authorities in order to conclude audits.	amounts in excess of our reserves, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively; in the period such determination is made. As of June 26, 2005, we had established tax reserves of $15.7 million and a valuation allowance of $11.2 million.

Inventories:

We value our inventory at the lower of cost of the inventory or fair market value by establishing a write-down or an inventory loss reserve.

We base our lower of cost or market write-down on the excess carrying value of the inventory, which is typically its cost, over the amount that we expect to realize from the ultimate sale of the inventory based upon our assumptions regarding the average sales price to be received for the product.

	Our inventory reserve is based upon our analysis of sales levels by product and projections of future customer demand derived from historical order patterns and input received from our customers and sales team. To mitigate uncertainties, we reserve for all inventory greater than 12 months old, unless there is an identified need for the inventory. In addition, we reserve for items that are considered obsolete based on changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for a product. We remove inventory and the associated reserve from our financial records when the inventory is physically destroyed.	If our estimates regarding customer demand and physical inventory losses are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established reserves that could be material. A 10% increase or decrease in our actual inventory reserve at June 26, 2005 would have affected net earnings by approximately $91,000 for the fiscal year ended June 26, 2005.

Accruals for Self Insured and Other Liabilities:
We make estimates for the amount of costs that have been incurred but not yet billed for general	Our liabilities contain uncertainties because we must make assumptions and apply	If actual costs billed to us are not consistent with our assumptions and judgments, our expenses could

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
services, including legal, accounting fees, costs pertaining to our self-funded medical insurance and other expenses.	judgment to estimate the ultimate cost to settle claims and claims incurred but not reported as of the balance sheet date. When estimating our liabilities, we consider a number of factors, including interviewing our service providers for bills that have not yet been received. For self-insured liabilities, we estimate our liabilities based on historical claims experience.	be understated or overstated and these adjustments could materially affect our net income.

Accounting for Non-Marketable and Marketable Equity Securities:
From time to time, we evaluate strategic opportunities and potential investments in complementary businesses, and as a result we may invest in marketable equity or private company securities. We carry marketable equity securities at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income. Realized gains and losses are recognized when realized upon sale or disposition of the security. We carry private company investments at cost. Declines in value that are deemed to be other-than-temporary are recorded as an investment loss. If we believe that an other-than-temporary decline exists in the value of one of our marketable equity or private company securities, it is our policy to write-down these equity investments to the market value.	Management’s assessment of whether a security is impaired is based on a review of each company’s cash position, its earnings and revenue outlook, operational performance, management changes and competition. We also review stock price performance, liquidity and ability to raise capital. If the company is private, we also review the company’s capitalization structure based on recent financing transactions and ownership changes. Based on this information, we make certain judgments about whether an other-than-temporary decline has occurred.

If our estimates regarding the market value of a security are incorrect, we need to record additional impairments on that security. Such impairment would impact our loss on marketable securities or loss on long-term investments account. As of June 26, 2005, we held investments in a public company that had a market value of $20.9 million and a private company investment valued at $37,000.

In the second quarter of fiscal 2005, we recorded a $2.0 million loss for an other-than-temporary impairment on our investment in a private company. This write-down was based on our evaluation of the company’s financial results and a third party offer to purchase our investment. This investment was sold in the third quarter of fiscal 2005 at its then carrying value.

Results of Operations

The following table shows our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Years Ended
	June 26, 2005	June 27, 2004	June 29, 2003
Revenue:
Product revenue, net	94.4%	91.2%	88.3%
Contract revenue, net	5.6	8.8	11.7

Total revenue	100.0	100.0	100.0
Cost of Revenue:
Product revenue, net	43.2	45.2	48.1
Contract revenue, net	4.3	7.3	9.1

Total cost of revenue	47.5	52.5	57.2

Gross margin	52.5	47.5	42.8
Operating expenses:
Research and development	11.0	11.9	13.5
Sales, general and administrative	8.8	9.5	11.0
Impairment or loss on disposal of fixed assets	1.7	0.3	0.7
Other expense	0.2	—	0.2

Total operating expense	21.7	21.7	25.4
(Gain) on termination of supply agreement	—	—	(2.2)

Income from operations	30.8	25.8	19.6
Non-operating income (expense):
(Loss) gain on investments in marketable securities	0.2	—	(0.9)
Other non-operating income	—	0.2	—
Interest income, net	1.4	1.2	1.8

Income before income taxes	32.4	27.2	20.5
Income tax expense	9.0	8.3	5.3

Net income	23.4%	18.9%	15.2%

Comparison of Fiscal Years Ended June 26, 2005 and June 27, 2004

Revenue.    Revenue increased by $81.7 million or 27% to $389.1 million in fiscal 2005 as compared to fiscal 2004 due to stronger demand from our LED customers for applications that include white lighting for mobile phones for both LCD backlighting and keypads, blue and green LEDs for full color displays, entertainment products (such as pachinko) and general indicator and other illumination applications. LED revenue increased by $80.3 million or 33% to $322.1 million in fiscal 2005 as compared to $241.8 million in fiscal 2004. The most significant increase in revenue in fiscal 2005 came from sales to our Japanese distributor, Sumitomo. Revenue from sales to Sumitomo increased by $59.2 million or 58% to $161.0 million in fiscal 2005 as compared to fiscal 2004 due to strong demand from Japanese packagers using our products. During fiscal 2005, four of our top ten end customers were located in Japan. The sales to these companies were reported in our revenue from Sumitomo. For fiscal 2005, Sumitomo’s advance purchase commitment was approximately $160 million, and revenue recognized from Sumitomo was $161.0 million. For fiscal 2006, Sumitomo’s advance purchase commitment is approximately $200 million; however, Sumitomo’s purchase commitment is subject to end customer demand and other terms and conditions that could affect the revenues actually recognized from Sumitomo.

Revenue from sales to OSRAM increased by 7%, or $3.1 million in fiscal 2005 over the prior fiscal year. In June 2005 we signed a new agreement with OSRAM, which covers the terms of shipments to be made through June 2008, but does not commit OSRAM to purchase any specific products beyond an initial period. This agreement is in-line with how we have operated with OSRAM during the second half of fiscal 2005 as they fulfilled the previous agreement early.

Revenue from sales to Agilent declined by 40% or $16.1 million in fiscal 2005 over the prior fiscal year due to changes in its business and its procurement strategy. During fiscal 2005, we continued to see an increase in business from a number of Asian LED packagers that serve a variety of mobile phone, gaming and other consumer applications.

Our LED unit shipments increased 53% in fiscal 2005 as compared to fiscal 2004 and our blended average LED sales price declined 13% during the same period. Our average sales price for LEDs was lower due to increasing price competitiveness in the marketplace, which was somewhat offset by a change in the product mix of our sales toward higher brightness products that have a higher average sales price. For fiscal 2005, sales of our high-brightness LED products increased from 49% to 59% of total LED revenue as our customers designed them into more LED packages for white light applications such as keypads, LCD backlights and camera flashes in mobile phones. High-brightness products also are used for automotive, displays and other illumination applications. These products include our X-class, MegaBright and power chip LED products. In fiscal 2005, the majority of the increase in revenue came from our MegaBright and X-class products that were introduced over the last two fiscal years.

Revenue from our mid-brightness products also increased in fiscal 2005 as compared to fiscal 2004 due to new designs for keypads in mobile phones, as well as displays and consumer product applications. In fiscal 2005, we began selling our UT230 chips for mobile phones, which drove the increase in our mid-brightness category in fiscal 2005. Revenue from our standard brightness products declined 16% in fiscal 2005 in comparison to the prior fiscal year due to reduced demand for automotive and indicator light applications that use these products. For fiscal 2006, we target that our sales of high-brightness LEDs will continue to increase primarily for white light mobile phone applications and other consumer products. In addition, we target an increase in demand for our high power packaged LEDs that are used in specialty lighting applications. LED revenue made up 83% of our total revenue in fiscal 2005.

SiC wafer and epitaxy revenue increased 14% to $24.7 million in fiscal 2005 from $21.7 million in fiscal 2004 as more of our wafers were sold with epitaxy, which increased our average selling price per wafer and our product mix changed. As a result, sales of our wafer units declined 13% while the average sales price increased 31% during fiscal 2005. Revenue from SiC crystals used in gemstone applications increased 60% to $8.0 million in fiscal 2005 as compared to $5.0 million in fiscal 2004, due to strong demand from our sole customer, C&C. Materials revenue from wafers and gemstones combined made up 8% of our total revenue in fiscal 2005.

Revenue from our high power devices increased 6% to $12.4 million in fiscal 2005 from $11.7 million in fiscal 2004 due to a 93% increase in sales of Schottky diode products and SiC-based wide bandgap microwave devices. Cree Microwave’s silicon-based product sales declined 40% from $7.7 million to $4.6 million due mostly to reduced sales to Remec as we sold legacy Spectrian devices in fiscal 2004 under “last time buy” arrangements. In June 2005, we announced plans to close our silicon-based microwave business located in Sunnyvale, California after accepting “last time buy” contracts to be fulfilled in the first half of fiscal 2006. At this time we target that revenue from silicon microwave products under “last time buy” arrangements may be approximately $3 million in the first half of fiscal 2006, and we target that such revenue will go to zero thereafter. Revenue from high power devices made up 3% of total revenue in fiscal 2005.

Contract revenue received from U.S. Government agencies declined by 19% to $21.7 million during fiscal 2005 compared to $26.9 million in fiscal 2004, as we continued to perform under multi-year contract awards that we received in prior years for contracts that were winding down. During the fourth quarter of fiscal 2005, we determined that the direct costs to be incurred by us over the life of two of our government contracts would likely exceed the funding to be received from the U.S. Government. As a result, approximately $1.2 million of contract funding was recorded as an offset to research and development expenses in the fourth quarter of fiscal 2005. During the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, we have received funding under new programs, including a $12.0 million program funded by the Defense Advanced Research Projects Agency of the Department of Defense for electronic devices and power modules that reduce the size of power management equipment aboard U.S. Navy sea vessels and other programs. As a result of this, we target that contract revenue will increase during fiscal 2006. Contract revenue was 6% of total revenue for fiscal 2005.

Gross Profit.    Gross profit increased 40% to $204.2 million, and gross margin increased from 47% to 52% of revenue in fiscal 2005 as compared to fiscal 2004. In fiscal 2005, our blended average LED sales price declined 13% while our blended average LED costs decreased 21% compared to fiscal 2004. Therefore, gross margin improved in fiscal 2005 primarily because of the significantly lower costs for LEDs. LED costs declined faster than blended average prices as we switched the production of some of our LEDs from two-inch to three-inch wafers which allows for more chips per wafer and lowers the overall cost per die. We estimate that during the fourth quarter of fiscal 2005, approximately 40% of our LED chips were manufactured from three-inch wafers. We expect that the majority of our LED chips will be fabricated from three-inch wafers during fiscal 2006.

In fiscal 2005, we changed our method for estimating sales returns. In connection with the change in our estimate for sales returns, we also recorded an estimate for the value of product returns that we believe will be returned to inventory in the future and resold. This includes an estimate for the value of inventory that may be returned in the future. As of June 26, 2005 and June 27, 2004, the amount of our sales return allowance was $9.6 million and $798,000, respectively. As of June 26, 2005 and June 27, 2004, the amount of our deferred revenue was $67,000 and $8.4 million, respectively. As of June 26, 2005, we estimated the value of future product returns at $1.7 million, which was reflected as a reduction in our cost of product sales in fiscal 2005. We also reduced our warranty reserve by $683,000 in fiscal 2005, since the estimate for sales returns includes the cost of products that may be returned and replaced under warranty provisions. In fiscal 2004, we increased our allowance for sales returns by $154,000 due to business growth, and we increased our reserve for potential future product warranty claims by $507,000, which lowered gross profit by $661,000. The change in our method for estimating sales returns was prompted by us establishing enough sales return history under significant customer contracts that contain right of return provisions.

Our wafer sales also were more profitable in fiscal 2005 than fiscal 2004 due to a change in mix and a higher percentage of wafers sold with epitaxy, which have a higher sales price than wafers sold without epitaxy. Our wafer average sales price increased 31% while our wafer average cost increased 16% due to the change in product mix. Contract margins increased from 17% in fiscal 2004 to 23% in fiscal 2005 due to a change in the mix of programs in each period.

Our Cree Microwave segment reported negative gross profit of $7.2 million and $2.9 million for fiscal 2005 and fiscal 2004, respectively. Lower revenue in fiscal 2005 contributed to an increase in the segment’s negative gross profit. During fiscal 2005, we announced that the silicon-based business located in Sunnyvale would be closing in the first half of fiscal 2006. As a result, we wrote down $652,000 of inventory in the fourth quarter of fiscal 2005 that would not be used. During fiscal 2004, Cree Microwave’s gross margin benefited from adjustments totaling $398,000 for a revision of standard costs and a prior year reversal of the warranty expense accrual. With the expected closure of the Cree Microwave-Sunnyvale facility in the second quarter of fiscal 2006, we target gross profit to improve by approximately $2.0 million per quarter beginning in the third quarter of fiscal 2006 related to the winding down of this segment.

Research and Development.    Research and development expenses increased 17% in fiscal 2005 to $42.8 million as compared to $36.5 million in fiscal 2004, due to higher spending to support our conversion to three-inch production, four-inch wafer process development, our new chip products, including UT230, X-class and power chip LEDs, our high power packaged LEDs and other high brightness LED research programs. In addition, we funded ongoing development for higher power diodes and switches, higher power RF and microwave devices and near UV laser devices. We target research and development costs to be higher in fiscal 2006 as we are planning to support more internal programs for brighter LEDs and larger wafers.

Sales, General and Administrative.    Sales, general and administrative expenses increased 18% in fiscal 2005 to $34.3 million as compared to $29.1 million in fiscal 2004, resulting from increasing general expenses associated with the growth of our business and $2.4 million in outside costs relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Fiscal 2005 results included a $1.1 million reduction in sales, general and administrative expenses related to a reimbursement that was received from our insurance carrier for certain legal fees related to securities litigation. During fiscal 2004, we incurred approximately $800,000 of incremental legal and other costs associated with litigation and costs of a special committee investigation conducted by the Board of Directors. We target that sales, general and administrative expenses will be higher in fiscal 2006 to support the growth of our business, which includes increased sales and marketing costs for our high power packaged LED and high power semiconductor business as well as a corporate marketing department.

Impairment or Loss on Disposal of Fixed Assets.    Impairment or loss on the disposal of fixed assets increased 560% to $6.7 million in fiscal 2005 as compared to $1.0 million in fiscal 2004, as we impaired $5.5 million of assets at our Cree Microwave-Sunnyvale location. The Cree Microwave segment is expected to operate at a loss over the next two quarters as it completes “last time buy” arrangements for its customers. As a result, we were required to write down all equipment at Cree Microwave-Sunnyvale to a carrying value of $707,000, which is the estimated salvage value for the equipment that is expected to be sold in the second quarter of fiscal 2006. This write-down resulted in a $5.5 million charge for long-lived asset impairment. The decision to discontinue the Sunnyvale operation was based on management’s review of the strategic alternatives and the financial outlook for the business. Prior to the fourth quarter of fiscal 2005, we planned to move the manufacturing of our high power devices, including SiC Schottky diodes, to the Sunnyvale facility, and considered selling the silicon-based business. In the fourth quarter of fiscal 2005, we determined instead to close the Sunnyvale, California facility by December 2005. During fiscal 2005 and fiscal 2004, we identified certain other equipment that was obsolete and no longer in service. We wrote-off the value of these assets and disposed of them.

Severance Charges.    In the fourth quarter of fiscal 2005, we incurred $519,000 in severance charges in our Cree Microwave segment covering employees at our Sunnyvale facility who were laid off and received their severance payments during the same quarter and employees who have been identified to render service until they are terminated at a later date beyond a minimum retention period. For employees serving to a later date, severance costs are accrued ratably over the period between the communication date of the severance in the fourth quarter of fiscal 2005 and their actual termination date. We currently estimate that we will incur additional severance costs in the first and second quarter of fiscal 2006 of approximately $600,000 to $700,000 associated with the closure of the Sunnyvale facility.

Gain on Investments in Marketable Securities and Long Term Investments.    In fiscal 2005, we sold a portion of our investment in Color Kinetics, Incorporated (Color Kinetics) for a realized gain of $2.8 million. In addition, we also recorded a $2.0 million loss in the second quarter of fiscal 2005 for an other-than-temporary impairment on our investment in a private company. This write-down was based on our evaluation of the company’s financial results and a third party offer to purchase our investment. This investment was sold in the third quarter of fiscal 2005 at its then carrying value. There were no realized gains or losses on investments in marketable securities or long- term investments recorded in fiscal 2004.

Other Non-operating Income.    Other non-operating income decreased 98% to $8,000 in fiscal 2005 from $519,000 in fiscal 2004. During fiscal 2004, we recognized a one-time technology license fee.

Interest Income, Net.    Interest income, net increased 45% to $5.4 million in fiscal 2005 as compared to fiscal 2004, due to a combination of our greater cash balance and higher interest rates on our investments from rate increases during fiscal 2005.

Income Tax Expense.    Income tax expense for fiscal 2005 was $34.9 million compared to $25.6 million in fiscal 2004, an increase of 36%. Our effective income tax rate declined to 28% for fiscal 2005 compared to a 31% rate for fiscal 2004. During fiscal 2005, we recorded tax benefits associated with our investment in Color Kinetics. Because we had prior year like kind capital losses that were carried forward for tax purposes, we were required to reverse a portion of the tax reserve associated with the capital losses that were recorded in a prior year. As a result, we reduced our income tax expense by $814,000 in the fourth quarter of fiscal 2005 and $4.6 million for fiscal 2005 due to the change in market value of our investment in Color Kinetics. In fiscal 2006, we will be required to continue to record the tax effect of any increase or decrease to the value of any continuing investment in Color Kinetics as a reduction or increase to our tax expense. We also recorded $2.1 million of other adjustments in the fourth quarter of fiscal 2005 that reduced our tax expense. Two offsetting tax adjustments related to the Cree Microwave subsidiary also impacted our tax expense for fiscal 2005. One adjustment was a $6.5 million favorable permanent tax deduction, which was offset by a $6.7 million increase in our tax reserve. For fiscal 2005, the effective rate for our tax provision was approximately 28% of revenue. At this time, we estimate our fiscal 2006 effective rate for our tax provision to be approximately 33% of revenue due to reduced benefits targeted from the extraterritorial taxable income credit that is being phased out as a result of the American JOBS Creation Act of 2004 that went into effect in fiscal 2005.

Comparison of Fiscal Years Ended June 27, 2004 and June 29, 2003

Revenue.    Revenue increased 33% to $307.3 million in fiscal 2004 from $230.3 million in fiscal 2003. Much of the increase in revenue resulted from significantly higher unit shipments of our LED products due to stronger demand from our customers primarily for mobile appliance, display and automotive applications. LED revenue was $241.8 million and $172.8 million for fiscal 2004 and 2003, respectively. The most significant increase in revenue in fiscal 2004 came from sales to our Japanese distributor, Sumitomo. Revenue from sales to Sumitomo increased by 86% or $47.6 million in fiscal 2004 as compared to fiscal 2003 due to strong demand among Japanese manufacturers for our products for mobile appliance, displays, automotive, consumer products and indicator light applications. During fiscal 2004, four of our top ten end customers were located in Japan. The sales to these companies were reported in our revenue from Sumitomo.

Revenue from sales to Agilent increased by 71% or $16.5 million, in fiscal 2004 over the prior fiscal year. Much of this increased business resulted from demand for our products to be used in mobile appliance keypads, displays and other consumer product applications. Revenue from sales to OSRAM declined by 14%, or $6.5 million in fiscal 2004. During fiscal 2004, we continued to see an increase in business from a number of Asian LED packagers who serve a variety of mobile appliance and other consumer applications. With respect to our Cree Microwave segment, sales to Remec increased $2.7 million, or 460%, for fiscal 2004 as compared to fiscal 2003. A portion of our sales to Remec in fiscal 2004 was for legacy Spectrian designs under “last time buy” arrangements.

Our LED revenue increased 40% in fiscal 2004 as compared to fiscal 2003 and made up 78% of our total revenue in fiscal 2004. Our blended average LED sales price declined 16% for the twelve months ended June 2004 compared to the prior fiscal year. Our average sales price for LEDs was lower due to increasing price competitiveness in the marketplace, which was somewhat offset by a change in the product mix of our sales toward higher brightness products that have a higher average sales price. For fiscal 2004, our LED chip volume increased 65% over prior year shipments. Sales of our high-brightness LED products more than doubled in fiscal 2004 over fiscal 2003 as our customers designed them into more LED packages for white light applications such as for keypads in mobile appliances, LCD backlights and camera flashes. High-brightness products also are used for automotive, displays and other illumination applications. These products include our XThin, XBright, MegaBright and power chip LED products. The majority of these products were introduced in fiscal 2004 and 2003.

Revenue from our mid-brightness products also increased in fiscal 2004 as compared to fiscal 2003 due to new designs for keypads in mobile appliances, as well as automotive applications, displays and consumer product applications. In fiscal 2004, we introduced the RazerThin® and UT230 chips for mobile appliances that offer a smaller and thinner design and a lower forward voltage than our standard chips. The thin design offers more flexibility for smaller phones, while the lower forward voltage extends the battery lifetime for mobile appliances. Shipments of our standard brightness products were slightly higher in fiscal 2004 in comparison to the prior fiscal year due to stable demand for automotive and indicator light applications.

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

Revenue from Cree Microwave products was $7.7 million and $2.8 million for fiscal 2004 and 2003, respectively. Cree Microwave revenue made up 3% of our total revenue for fiscal 2004. Revenue from these products increased 176% during fiscal 2004 over fiscal 2003 due to incremental orders from new customers for our newer LDMOS devices designed for wireless infrastructure and mil-aero markets. In addition, Cree Microwave’s sales to Remec were $2.7 million in fiscal 2004 compared to $587,000 in fiscal 2003. Some of these sales to Remec were for legacy Spectrian applications under “last time buy” arrangements.

Product sales mix for our LDMOS devices made up 55% of microwave revenue for each of fiscal 2004 and fiscal 2003. Revenue attributable to bipolar devices was 41% and 23% for fiscal 2004 and 2003, respectively. Engineering service revenue decreased to 4% in fiscal 2004 from 22% in fiscal 2003 due to the prior year’s work achieving design wins and generating product sale growth in fiscal 2004. Overall, our average sales price for Cree Microwave products decreased 14% compared to the prior fiscal year while our unit shipments increased 222%.

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

Gross Profit.    Gross profit increased 48% to $145.9 million in fiscal 2004 and gross margins increased from 43% to 47% of revenue. In fiscal 2004, our blended average sales prices declined 16% while our blended average LED costs decreased 22% compared to fiscal 2003. Therefore, gross margins improved in fiscal 2004 primarily because of these significantly lower costs for LEDs. LED costs declined faster than blended average prices due to improved yields, greater scale and throughput and other process improvements.

Our wafer sales also were more profitable in fiscal 2004 than fiscal 2003 due to a higher percentage of wafers sold with epitaxy. Wafer costs for our SiC materials sales were 9% lower in fiscal 2004 than fiscal 2003 due to the shift in product mix and a $169,000 reduction in wafer inventory reserves. Contract margins declined from 22% in fiscal 2003 to 17% in fiscal 2004 due to a higher percentage of cost-share work performed during the year.

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

In fiscal 2004, we increased our allowance for sales returns by $154,000 due to business growth, and increased a reserve for potential future product warranty claims by $507,000, which lowered gross profit by $661,000. In fiscal 2003, gross profit included a $1.8 million write-down of inventory at Cree Microwave due to the termination of the supply agreement with Spectrian and other slow moving products. We also recorded a $1.0 million increase to inventory reserves for LED and wafer products in fiscal 2003. In addition, reserves for allowance for sales returns were increased by $189,000 in fiscal 2003.

Research and Development.    Research and development expenses increased 18% in fiscal 2004 to $36.5 million from $31.0 million in fiscal 2003. The increase in research and development spending supported our three-inch process development, our thin chip products (XThin, RazerThin and UT230), X-class and power chip LEDs (XB900 and XB500), our XLamp high power packaged LEDs and other high brightness LED research programs. In addition, we funded ongoing development for higher power/higher linearity RF and microwave devices, near UV laser devices and higher power diodes/switches. During fiscal 2003, we included a $1.0 million charge for costs associated with initial XBright chips that were made in previous quarters and were never fully qualified by customers. From time to time, our customers and companies in which we invest participate in research and development funding for specific programs. We record this customer and third party funding as an offset against research and development expenses. Customers and third parties in whom we invested funded zero and $500,000 in fiscal 2004 and fiscal 2003, respectively. The funding we received in fiscal 2003 came from an affiliate of Lighthouse, in which we held a private company equity investment.

Sales, General and Administrative.    Sales, general and administrative expenses increased 15% in fiscal 2004 to $29.1 million from $25.3 million in fiscal 2003. The increase in expenses primarily resulted from the increasing general expense associated with the growth of our business. During fiscal 2004, we incurred approximately $800,000 of incremental legal and other costs associated with litigation and costs of a special committee investigation conducted by the Board of Directors. Fiscal 2003 included legal costs associated with the patent infringement case with Nichia, which was settled in November 2002.

Impairment or Loss on Disposal of Fixed Assets.    Impairment or loss on the disposal of fixed assets decreased 35% to $1.0 million in fiscal 2004 from $1.6 million recorded in fiscal 2003. During fiscal 2004, we identified certain equipment that was obsolete and no longer in service. We wrote-off the value of these assets and disposed of them. During fiscal 2003, we recorded a $1.4 million write-down for fixed assets associated with a novel epitaxy equipment project that we discontinued before the vendor delivered the equipment to us. The amount represented a deposit that we paid for the equipment. We also disposed of $200,000 of other assets during fiscal 2003.

Severance Charges.    In the first quarter of fiscal 2003, we incurred $400,000 of severance charges at our Cree Microwave segment for employees who were laid off and received their severance payments during the same period. We paid no severance in fiscal 2004.

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

Other Non-operating Income (Expense).    Other non-operating income (expense) increased to $519,000 of income in fiscal 2004 from an expense of $44,000 in fiscal 2003. During the third quarter of fiscal 2004, we recognized a one-time technology license fee.

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

Liquidity and Capital Resources

Our strong cash generating capability and financial condition give us ready access to grow our business. Our principal source of liquidity is operating cash flows, which is derived from net income. This cash generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, financing and investing needs.

Operating Activities:

In fiscal 2005, our operations provided $175.6 million of cash reflecting our solid business results. In fiscal 2004, our operations provided $152.4 million of cash. The year-over-year increase in cash flows is mainly due to our higher overall profitability. Our net income grew 57% from $58.0 million to $91.1 million in fiscal 2005 compared to fiscal 2004. Depreciation and amortization increased by $14.2 million in fiscal 2005 due to purchases of new equipment to support our business growth. In fiscal 2005 we also recorded a number of non-cash charges including $6.7 million for the impairment or loss on the disposal of long-lived assets, $2.0 million for the write-down of long-term investments and $652,000 associated with the impairment of inventory related to the closure of the Cree Microwave-Sunnyvale facility. For fiscal 2004, cash from operations included a benefit of $20.4 million for deferred income taxes. In fiscal 2005, we also have a benefit of $23.0 million related to tax benefits associated with stock option exercises. In fiscal 2006, we will be required to reflect tax benefits associated with stock option exercises as a financing activity rather than an operating activity under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

During fiscal 2005, we used $28.3 million for servicing our working capital mostly due to higher inventory levels and prepaid expenses and lower accrued expenses and other liabilities. Our inventory remained below our industry average at 59 days on hand; however, the balance grew by $12.5 million during fiscal 2005. As of June 27, 2004 our inventory days on hand was 41 days. The majority of the increase related to work in process items, which grew by $8.1 million in order to support the production of both three-inch and two-inch wafer platforms during fiscal 2005 and to support the expansion of inventory in our newer product lines, including high power packaged LEDs and high power products. Finished goods increased by $3.0 million in order to support higher LED sales and we maintain more of our inventory at locations in Asia as a convenience to our customers. We normally target our accounts receivable balance to average between 45 and 60 days outstanding; however, through focused collection efforts we decreased our days sales outstanding to 32 days at June 26, 2005 versus 34 days outstanding at June 27, 2004, based on our monthly revenue profile calculation. Therefore, while our overall revenues increased 27% for fiscal 2005, our accounts receivable balance decreased 26% or $12.6 million. Our accounts receivable balance also decreased due to a change in our estimated sales return allowance that was recorded in fiscal 2005. As a result of this change, our net accounts receivable balance was reduced by $8.8 million in fiscal 2005.

Investing Activities:

In fiscal 2005, we used $200.1 million for investing, primarily reflecting net investments of $59.2 million made in securities held to maturity and $141.8 million in property and equipment, including additional deposits for property and equipment. The majority of the increase in our spending related to the addition of new equipment to increase manufacturing capacity in our epitaxy, clean room and die test areas. In addition, we expanded our main facility in Durham, North Carolina and purchased an existing facility in Research Triangle Park, North Carolina to provide additional plant capacity for our planned future growth. We target capital spending in fiscal 2006 to be in a range of $90.0 million to $110.0 million.

Financing Activities:

In fiscal 2005, we generated $19.1 million from financing activities. We received $54.4 million in proceeds received from the exercise of stock options by our employees and shares issued under our employee stock purchase program in fiscal 2005 and used $35.3 million to repurchase 1.5 million shares of our common stock.

As of June 26, 2005, there remained approximately 5.5 million shares of our common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 2006. Since the inception of the stock repurchase program in January 2001, we have repurchased 6.6 million shares of our common stock at an average price of $18.28 per share, with an aggregate value of $121.0 million. We intend to use available cash to finance purchases under the program. At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

Fiscal 2006 Outlook:

We plan to meet the cash needs for the business for fiscal 2006 through cash from operations and cash on hand. We also plan to meet long-term cash needs with cash flow from operations or cash on hand over the next two fiscal years. Actual results may differ from our targets for a number of reasons addressed in this report. We may also issue additional shares of common stock or use available cash on hand for the acquisition of complementary businesses or other significant assets. From time to time, we evaluate strategic opportunities and potential investments in complementary businesses and anticipate continuing to make such evaluations. As a result of our planned closure of the Cree Microwave-Sunnyvale facility, we target that we will need to make additional cash outlays for severance costs and possibly to buy out our lease that extends through November 2011. If we choose to buy out the lease, we may incur cash out flows of $4.0 million to $7.0 million to satisfy those obligations.

As of June 26, 2005, our cash and cash equivalents and short-term investments combined increased $46.4 million, or 20%, over balances reported as of June 27, 2004 due to increased cash flow from operations. Our net property and equipment also has increased by $68.1 million or 25% since June 27, 2004 due to investments made to expand production capacity. These investments are intended to aid us in meeting current and what we view as increasing future customer product demands on a cost-effective basis. We target that these investments in additional equipment will allow us to meet increased demand for our products and thus may lead to higher revenue for us. The increased property investment will also result in higher depreciation expense. Our deferred revenue account decreased by $8.4 million to $67,000 at June 26, 2005 as we were able to estimate our sales returns in accordance with Statement of Financial Accounting Standards No. 48.

Contractual Obligations

At June 26, 2005, payments to be made pursuant to significant contractual obligations are as follows (000’s omitted):

Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	10,175	1,808	3,504	3,380	1,483
Purchase obligations	52,692	50,540	2,152	—	—
Other long-term liabilities	—	—	—	—	—

Total	$62,867	$52,348	$5,656	$3,380	$1,483

Purchase obligations generally relate to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment. Purchase obligations reflect commitments to vendors under purchase orders where the commitments are firm.

Operating leases include rental amounts due on our four leased facilities. These facilities comprise both office and manufacturing space. The first facility has a remaining lease term of approximately six and one half years. The second facility lease expires in approximately five years. The third lease is for sales and technical support that expires in approximately three years. The fourth lease relates to a sales office and expires in June 2006. We had a fifth lease that expired in July 2005. All of the remaining lease agreements provide for rental adjustments for increases in base rent (up to specific limits) property taxes and general property maintenance that would be recorded as rent expense if applicable.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of June 26, 2005, we held a long-term investment in the equity securities of Color Kinetics, which is treated for accounting purposes under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as an investment in available-for-sale securities. This investment is carried at fair market value based upon the quoted market price of the stock as of June 26, 2005, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

It is our policy to write-down these types of equity investments to their market value and record the related write-down as an investment loss on our consolidated statements of operations if we believe that an other-than-temporary decline existed in our marketable equity securities. As of June 26, 2005, we do not believe that an other-than-temporary decline existed in our investment in Color Kinetics, as the market value of the security was above our cost. This investment is subject to market risk of equity price changes. The fair market value of this investment as of June 26, 2005, using the closing sale price as of June 24, 2005, was $20.9 million, compared to the fair market value as of June 27, 2004, using the closing sales price as of June 25, 2004, which was $22.0 million. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted equity price was approximately $2.1 million at June 26, 2005 and $2.2 million at June 27, 2004.

As of June 26, 2005, we held warrants in the equity of a private company valued at $37,000. We hold and expect to continue to consider investments in minority interests in companies having operations or technology in areas within our strategic focus. We generally are not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid and do not fluctuate substantially from stated values. Many of our investments are in early stage companies or technology companies where operations are not yet sufficient to establish them as profitable concerns. One of our investments is in a publicly traded company whose share prices are subject to market risk. Management continues to evaluate its investment positions on an ongoing basis. See Note 7, “Investments” in the consolidated financial statements included in Item 8 of this report for further information on our policies regarding investments in private and public companies.

We have invested some of the proceeds from our cash from operations into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. These investments are A grade or better in accordance with our cash management policy. At June 26, 2005, we had $206.3 million invested in these securities compared to $149.4 million at June 27, 2004. This increase in investments was primarily due to our increased cash flow from operations in fiscal 2005. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported on our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair values and the amortized cost of these investments. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $20.5 million at June 26, 2005 and $14.9 million at June 27, 2004.

We currently have no debt outstanding or off-balance sheet obligations, commitments or contingencies or guarantees and we do not use special purpose entities for any transactions. With two of our larger customers, we maintain a foreign currency adjustment to our sales price if Japanese and Euro exchange rates against the U.S. dollar are not maintained. During fiscal 2005 and fiscal 2004, we recognized $234,000 and $489,000, respectively, of revenue associated with proceeds received from one of these customers for foreign currency adjustments. These revenue adjustments represent our main risk with respect to foreign currency, since our contracts and purchase orders are denominated in U.S. dollars. We have no commodity risk.

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

Although we experienced significant revenue and earnings growth in the past year, we may not be able to sustain such growth or maintain our margins, and we may experience significant fluctuations in our revenue, earnings and margins in the future. Historically, the prices of our LEDs have declined based on market trends. We attempt to maintain our margins by constantly developing improved or new products, which provide greater value and result in higher prices, or by lowering the cost of our LEDs. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

•	our ability to develop, manufacture and deliver products in a timely and cost-effective manner;

•	variations in the amount of usable product produced during manufacturing (our “yield”);

•	our ability to improve yields and reduce costs in order to allow lower product pricing without margin reductions;

•	our ability to ramp up our subcontractor in Asia;

•	our ability to ramp up production for our new products;

•	our ability to convert our substrates used in our volume manufacturing to larger diameters;

•	our ability to produce higher brightness and more efficient LED products that satisfy customer design requirements;

•	our ability to develop new products to specifications that meet the evolving needs of our customers;

•	changes in demand for our products and our customers’ products;

•	effects of an economic slow down on consumer spending on such items as cell phones, electronic devices and automobiles;

•	changes in the competitive landscape, such as higher brightness LED products, higher volume production and lower pricing from Asian competitors;

•	average sales prices for our products declining at a greater rate than anticipated;

•	changes in the mix of products we sell, which may vary significantly;

•	other companies’ inventions of new technology that may make our products obsolete;

•	product returns or exchanges that could impact our short-term results;

•	changes in purchase commitments permitted under our contracts with large customers;

•	changes in production capacity and variations in the utilization of that capacity;

•	disruptions of manufacturing that could result from damage to our manufacturing facilities from causes such as fire, flood or other casualties, particularly in the case of our single site for SiC wafer and LED production;

•	our policy to fully reserve for all accounts receivable balances that are more than 90 days past due, which could impact our short-term results; and

•	changes in Federal budget priorities could adversely affect our contract revenue.

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

We believe that our ability to gain customer acceptance of our high-brightness and mid-brightness LED chip products and to achieve higher volume production and lower production costs for those products will be important to our future operating results. We must reduce costs of these products to avoid margin reductions from the lower selling prices we may offer due to our competitive environment and/or to satisfy prior contractual commitments. Achieving greater volumes and lower costs requires improved production yields for these products. We may encounter manufacturing difficulties as we ramp up our capacity to make our newest products. Our failure to produce adequate quantities and improve the yields of any of these products could have a material adverse effect on our business, results of operations and financial condition. Some of our customers may encounter difficulties with their manufacturing processes using our XBright and XThin devices due to the non-standard die attachment processes required, which could increase product returns and impact customer demand, each of which would have a material adverse effect on our business, results of operations and financial condition. We are continuing to work with our customers to develop and expand our X-class products to help meet their market and packaging requirements.

Our operating results are substantially dependent on the development of new products based on our SiC and GaN technology.

Our future success will depend on our ability to develop new SiC and GaN solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner, and we must secure production orders from our customers. The development of new SiC and GaN products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Products currently under development include larger, higher quality substrates and epitaxy, wide bandgap RF and microwave products based on SiC and GaN, SiC power devices, near UV laser diodes, higher brightness, thinner LED products and high power packaged LEDs. The successful development and introduction of these products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions of market requirements and evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified development personnel;

•	our timely completion of product designs and development;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities for commercial sales;

•	our customers’ ability to develop applications incorporating our products; and

•	acceptance of our customers’ products by the market.

If any of these or other factors become problematic, we may not be able to develop and introduce these new products in a timely or cost-efficient manner.

Our results of operations, financial condition and business would be harmed if we are unable to grow customer demand and revenue to utilize our expanded capacity.

We are currently in the process of expanding our production capacity by adding new equipment and facilities and transitioning the production of our LED products from two-inch to three-inch wafers. We have committed substantial resources to these efforts. For example, in the third quarter of fiscal 2005, we purchased an existing wafer fabrication facility in Research Triangle Park, North Carolina. If we are unable to generate sufficient customer demand for our products, we would not be able to utilize our expanded capacity and our margins would decrease, due in part to higher fixed costs associated with additional capacity, and our results could decline. In addition, if we are unable to grow our revenues, which are affected by product mix as well as demand, our margins would decrease and our results could decline.

Our LED revenues are highly dependent on our customers’ ability to source or develop efficient phosphor solutions to enable them to use our LED chips to produce competitive white LED products.

Some of our customers package our blue LEDs in combination with phosphors to create white LEDs. Nichia currently has the majority of the market share for white LEDs. The phosphor solutions that our customers have used in their products generally have not been as efficient as the phosphor solution that Nichia has used in its products. As a result, the white LEDs that our customers produce historically have not been as bright as Nichia’s white LEDs. We are assisting our customers in their efforts to develop or gain access to more competitive phosphor solutions. Even if our customers are able to develop or secure more competitive phosphor solutions, there can be no assurance that they will be able to compete with Nichia, which has an established market presence. Growth in sales of our high-brightness LED chips used in white light applications is dependent upon our customers’ ability to develop, secure and implement more competitive phosphor solutions.

We are highly dependent on trends in mobile phones to drive a substantial percentage of LED demand.

Our results of operations could be adversely affected by reduced customer demand for LED products for use in mobile appliances. For fiscal 2005, we derived nearly one-half of our LED revenue from sales of our products for use in mobile phone applications. Our design wins are spread over numerous models and customers. Our ability to maintain or increase our LED product revenue depends in part on the number of models into which our customers design our products and the overall demand for these products, which is impacted by seasonal fluctuations. Also, design cycles in the handset industry are short and demand is volatile, which makes production planning difficult to forecast.

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

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them. The concentration of our revenues with a few large customers makes us particularly susceptible to factors affecting those customers. For example, if demand for their products decreases, they may limit or stop purchasing our products and our operating results could suffer. We are unable to predict whether such a change would be positive or negative for our business. For example, Sumitomo’s inventory of our products can vary materially each quarter based on fluctuations in their customer demand. The Sumitomo contract provides that Sumitomo may decrease its purchase commitment or terminate the contract if its inventory of our products reaches a specified level. In general, the success of our relationships with our customers is subject to a number of factors, including the dynamics of the overall market. For example, if some of our competitors were to license technology or form alliances with other parties, our business may be impacted.

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

We expect competition to increase. In order to achieve our revenue growth objectives in fiscal 2006, we need to continue to develop new products that enable our customers to win new designs and increased market share in key applications such as mobile phones. One major supplier dominates this market and we anticipate that the competition for these designs will be intense. Therefore, our ability to provide higher performance LEDs at lower costs will be critical to our success. Competitors may also try to align with some of our strategic customers. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Competitors also could invent new technologies that may make our products obsolete. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

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

There can be no assurance that third parties will not attempt to assert infringement claims against us with respect to our current or future products. We have also indemnified certain of our customers that we will protect them in the event that they are sued by our competitors for intellectual property violations. Under these indemnifications we may be responsible for future payments to them to settle royalty claims with our competitors. From time to time we receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. Our practice is to investigate such claims to determine whether the assertions have merit and, if so, we take appropriate steps to seek to obtain a license or to avoid the infringement. However, we cannot predict whether a license will be available or that we would find the terms of any license offered acceptable or commercially reasonable. Failure to obtain a necessary license could cause us to incur substantial liabilities and costs and to suspend the manufacture of products.

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

We have experienced a period of significant growth that has challenged our management and other resources. We have grown from 680 employees on June 25, 2000 to 1,322 employees on June 26, 2005 and from revenues of $108.6 million for the fiscal year ended June 25, 2000 to $389.1 million for the fiscal year ended June 26, 2005. To manage our growth effectively, we must continue to:

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

We will spend substantial amounts of money in supporting our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development and administrative support. If we cannot attract qualified people or manage growth effectively, our business, operating results and financial condition could be adversely affected. For example, we are currently trying to build a worldwide team of sales and marketing employees for our solid-state lighting and power businesses. If we are not successful in recruiting personnel, our projected growth may be lower than our forecasts. Conversely, if the product demand from our customers does not expand as we anticipate, our margins may decrease in part due to higher costs associated with our recent increase in capacity that which would not be used.

Performance of our investments in other companies could affect our financial condition.

From time to time, we have made investments in public and private companies that engage in complementary businesses. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition as reflected in our consolidated balance sheets. In addition, if the decline in value is determined to be other-than-temporary, the related write-down could have a material adverse effect on our reported net income. We currently hold an interest in one public company. In the third quarter of fiscal 2005, we sold our investment in Lighthouse Technologies, Inc. at its carrying value and no longer have investments in privately held companies with a net carrying value on our financial statements other than a $37,000 value for warrants held in a private company.

An investment in another company is subject to the risks inherent in the business of the company in which we have invested and to trends affecting the equity markets as a whole. Private company investments are subject to additional risks relating to the limitations on transferability of our interests due to the lack of a public market and to other transfer restrictions. Investments in publicly held companies are subject to market risks and may not be liquidated easily. As a result, we may not be able to reduce the size of our positions or liquidate our investments when we deem appropriate to limit our downside risk.

Our investments in public and private companies also may cause fluctuations to our earnings results. For example, during the fourth quarter of fiscal 2005, we recorded an $814,000 decrease to our tax expense related to an increase in the value of our Color Kinetics investment and in the third quarter of fiscal 2005, we recorded a $4.1 million increase in our income tax expense related to an unrealized capital gain on the Color Kinetics investment, which we offset against a prior year tax carryforward. In future periods, we will be required to continue to adjust our deferred tax asset valuation allowance in connection with any increase or decrease in the value of our investment in Color Kinetics, which could increase or decrease our income tax expense for the period. This may cause fluctuations in our earnings results that do not accurately reflect our results from operations.

Our manufacturing capacity may not be aligned with customer demand.

Although we are taking steps to balance our manufacturing capacity needs, if we are not able to adjust our capacity to respond to customer demand, our business results from operations could be impacted. We are exploring ways to expand our manufacturing capacity and plan to make certain expenditures in the coming fiscal year to acquire new equipment. Any potential expansion projects may be delayed, cost more than we anticipate or require long transition periods, any of which could impact our ability to meet our customers’ demands and affect our operating results.

We also are in the process of transitioning our production process in several ways. First, over the course of fiscal 2005, we began shifting production of our LED products from two-inch wafers to three-inch wafers. This process involves qualifying our production processes for each product on systems designed to accommodate the larger wafer size. In the past we have experienced lower yields for a period of time following a transition to a larger wafer size until use of the larger wafer is fully integrated in production and we begin to achieve production efficiency. We have experienced similar short-term yield challenges during the first part of the transition to the three-inch wafers. If we experience delays in the qualification process, the transition phase takes longer than we expect, or if we are unable to attain expected yield improvements, our operating results may be adversely affected.

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

If government agencies discontinue or curtail their funding for our research and development programs, our business may suffer.

Changes in Federal budget priorities could adversely affect our contract revenue. Historically, government agencies have funded a significant portion of our research and development activities. When the government makes budget priorities, such as in times of war, our funding has the risk of being redirected to other programs. Government contracts are also subject to the risk that the government agency may not appropriate and allocate all funding contemplated by the contract. In addition, our government contracts generally permit the contracting authority to terminate the contracts for the convenience of the government, and the full value of the contracts would not be realized if they were prematurely terminated. Furthermore, we may be unable to incur sufficient allowable costs to generate the full estimated contract values, and there is some risk that any technologies developed under these contracts may not have commercial value. If government funding is discontinued or reduced, our ability to develop or enhance products could be limited, and our business; results of operations and financial condition could be adversely affected.

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

Sales to customers located outside the U.S. accounted for approximately 87%, 83% and 80% of our revenue in fiscal 2005, 2004 and 2003, respectively. We expect that revenue from international sales will continue to be the majority of our total revenue. International sales are subject to a variety of risks, including risks arising from currency fluctuations, trading restrictions, tariffs, trade barriers and taxes. Also, U.S. Government export controls could restrict or prohibit the exportation of products with defense applications. Because all of our foreign sales are denominated in U.S. dollars, our sales are subject to variability as prices become less competitive in countries with currencies that are low or are declining in value against the U.S. dollar and more competitive in countries with currencies that are high or increasing in value against the U.S. dollar.

If we fail to evaluate and implement strategic opportunities successfully, our business may suffer.

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions, investments or other relationships. For example, in fiscal 2004 we acquired the gallium nitride substrate and epitaxy business of ATMI. If we choose to make an acquisition, we face certain risks, such as failure of the acquired business in meeting our performance expectations, diversion of management attention, retention of existing customers of the acquired business and difficulty in integrating the acquired business’s operations, personnel and financial and operating systems into our current business. We may not be able to successfully address these risks or any other problems that arise from our recent or future acquisitions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition, investment or relationship could adversely affect our business, results of operations and financial condition.

The process of winding down the business of our Cree Microwave segment could adversely affect our results of operation.

In June 2005, we announced plans to close the silicon RF and microwave semiconductor business of our Cree Microwave segment in Sunnyvale, California. We accepted last-time buy orders from our customers through July 2005 and expect to wind-down operations by the end of calendar 2005. We have written down the assets and disclosed certain expenses we expect to incur in winding down the business and closing the Sunnyvale facility. We will continue to be obligated on our lease for that facility through November 2011. The amount of expense we expect to incur for lease obligations was calculated assuming that we can sublease the facility beginning in fiscal 2007. If our estimated expenditures related to the closure are higher than expected, we are unable to find a tenant to sublease the facility from us or we are unable to fulfill last-time buy orders and wind-down operations by the end of calendar 2005, our results of operation could be adversely affected.

If we are unable to attract and hire a new Chief Financial Officer or if the search process takes too long, our business could suffer.

We are actively seeking a new Chief Financial Officer in connection with the recent announcement that Cynthia B. Merrell, our current Chief Financial Officer, is resigning. Ms. Merrell has agreed to continue her service as Chief Financial Officer until such time as we secure a qualified successor, but not later than mid-February 2006. There is intense competition for qualified senior management, particularly those with the financial expertise needed for this position. If we are unable to attract and hire a new Chief Financial Officer in a timely manner, our business could suffer from the uncertainty caused by the continued management search process. If Ms. Merrell were to step down prior to our hiring of a replacement, our business also could be harmed.

Litigation could adversely affect our operating results and financial condition.

We are defendants in pending litigation (as described in Part I, Item 3, entitled “Legal Proceedings,” of this report) that alleges, among other things, violations of federal securities laws. Defending against existing and potential securities and class action litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

Compliance with changing regulation of corporate governance and public disclosure may result in additional risks and expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the Securities and Exchange Commission (SEC), are creating uncertainty for public companies such as ours. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased sales, general and administrative expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent accountants’ audit of that assessment for fiscal 2005 have required, and we expect such efforts to continue to require, the commitment of significant financial and managerial resources.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Cree, Inc.

We have audited the accompanying consolidated balance sheets of Cree, Inc. as of June 26, 2005 and June 27, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended June 26, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cree, Inc. at June 26, 2005 and June 27, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 26, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cree, Inc.’s internal control over financial reporting as of June 26, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina August 10, 2005

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 26, 2005	June 27, 2004
ASSETS
Current assets:
Cash and cash equivalents	$70,925	$76,372
Short-term investments held to maturity	102,543	76,691
Short-term investments available for sale	—	5,100
Accounts receivable, net	35,158	47,766
Interest receivable	2,139	1,752
Income tax receivable	9,900	1,960
Inventories, net	31,249	19,428
Deferred income taxes	23,531	2,560
Prepaid insurance	2,327	2,304
Prepaid expenses and other current assets	3,658	960

Total current assets	281,430	234,893

Property and equipment, net	341,396	273,342
Long-term investments held to maturity	103,791	72,730
Patent and license rights, net	28,891	19,831
Marketable securities available for sale	20,937	22,002
Other	963	5,202

Total assets	$777,408	$628,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$23,465	$25,102
Accrued salaries and wages	9,188	8,125
Other accrued expenses	3,316	3,318
Deferred revenue	67	8,437

Total current liabilities	36,036	44,982

Long term liabilities:
Deferred income taxes	28,454	3,886

Total long-term liabilities	28,454	3,886

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 26, 2005 and June 27, 2004; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 26, 2005 and June 27, 2004; 75,568 and 73,245 shares issued and outstanding at June 26, 2005 and June 27, 2004, respectively	94	91
Additional paid-in-capital	548,342	506,275
Accumulated other comprehensive income, net of taxes	6,200	5,627
Retained earnings	158,282	67,139

Total shareholders’ equity	712,918	579,132

Total liabilities and shareholders’ equity	$777,408	$628,000

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended
	June 26, 2005	June 27, 2004	June 29, 2003
Revenue:
Product revenue, net	$367,371	$280,412	$203,448
Contract revenue, net	21,693	26,947	26,860

Total revenue	389,064	307,359	230,308
Cost of revenue:
Product revenue, net	168,264	139,076	110,887
Contract revenue, net	16,614	22,342	20,926

Total cost of revenue	184,878	161,418	131,813

Gross profit	204,186	145,941	98,495

Operating expenses:
Research and development	42,764	36,510	31,018
Sales, general and administrative	34,326	29,066	25,350
Impairment or loss on disposal of property and equipment	6,709	1,016	1,569
Severance charges	519	—	400
Gain on termination of supply agreement	—	—	(5,000)

Total operating expenses	84,318	66,592	53,337

Income from operations	119,868	79,349	45,158

Non-operating income:
Gain (loss) on investments in marketable securities	737	—	(2,067)
Other non-operating income (expense)	8	519	(44)
Interest income, net	5,387	3,725	4,117

Income before income taxes	126,000	83,593	47,164
Income tax expense	34,857	25,633	12,263

Net income	$91,143	$57,960	$34,901

Earnings per share:
Basic	$1.22	$0.78	$0.48

Diluted	$1.18	$0.77	$0.46

Shares used in per share calculation:
Basic	74,995	74,008	73,196

Diluted	77,172	75,745	75,303

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 26, 2005	June 27, 2004	June 29, 2003
Cash flows from operating from activities:
Net income	$91,143	$57,960	$34,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,875	54,570	41,705
Loss on disposal of property and equipment and patents	1,180	1,065	1,512
Amortization of patent and licensing rights	1,843	994	394
Amortization of premium on investments held to maturity	2,203	3,224	2,328
Write-down of impaired inventory	652	—	—
Write-down of equipment and leasehold improvements	5,529	—	—
Loss on long-term investments	1,992	—	—
(Gain) or loss on sale of securities	(2,729)	—	2.067
Deferred income taxes	11,233	20,448	5,709
Income tax benefits from stock option exercises	22,953	3,142	5,188
Amortization of stock based compensation	—	393	478
Changes in operating assets and liabilities:
Accounts and interest receivable	12,221	(3,967)	(13,289)
Inventories	(12,473)	(1,107)	292
Prepaid expenses and other current assets	(10,864)	(994)	2,132
Accounts payable, trade	(1,893)	10,186	1,840
Accrued expenses and other liabilities	(15,286)	6,474	4,392

Net cash provided by operating activities	175,579	152,388	89,649

Cash flows from investing activities:
Proceeds from sale of available for sale securities	9,891	—	3,921
Purchase of ATMI assets	—	(10,684)	—
Purchase of investments available for sale	—	(5,100)	—
Purchase of investments held to maturity	(181,754)	(128,683)	(118,934)
Proceeds from maturities of investments held to maturity	122,555	110,072	84,253
Purchase of and deposits for property and equipment	(141,820)	(77,280)	(77,643)
Proceeds from sale of property and equipment	910	8	635
Proceeds from sale of investment	896	—	—
Purchase of patent and licensing rights	(10,838)	(5,916)	(3,289)
Decrease (increase) in other long-term assets	17	133	(241)

Net cash used in investing activities	(200,143)	(117,450)	(111,298)

Cash flows from financing activities:
Net proceeds from issuance of common stock	54,378	11,376	12,700
Repurchase of common stock	(35,261)	(34,737)	—

Net cash provided by (used in) financing activities	19,117	(23,361)	12,700

Net (decrease) increase in cash and cash equivalents	(5,447)	11,577	(8,949)
Cash and cash equivalents:
Beginning of year	76,372	64,795	73,744

End of year	$70,925	$76,372	$64,795

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19,964	$3,047	$800

Non-cash investing and financing activities:
Deferred compensation	$—	$393	$478

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock Par Value	Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at June 30, 2002	$90	$508,432	$(696)	$(25,722)	—	$482,104
Common stock options exercised for cash, 1,093 shares	2	9,591	—	—	—	9,593
Issuance of common stock for cash, 306 shares	—	3,107	—	—	—	3,107
Income tax benefits from stock option exercises	—	5,188	—	—	—	5,188
Amortization of deferred compensation	—	—	478	—	—	478
Net income	—	—	—	34,901	—	34,901

Balance at June 29, 2003	92	526,318	(218)	9,179	—	535,371
Common stock options exercised for cash, 701 shares	1	7,684	—	—	—	7,685
Issuance of common stock for cash, 245 shares	—	3,691	—	—	—	3,691
Purchase and retirement of 1,828 treasury shares	(2)	(34,735)	—	—	—	(34,737)
Income tax benefits from stock option exercises	—	3,142	—	—	—	3,142
Stock based compensation	—	175	(175)	—	—	—
Amortization of deferred compensation	—	—	393	—	—	393
Net income	—	—	—	57,960	—	57,960
Unrealized gain on marketable securities, net of tax of $3,674	—	—	—	—	5,627	5,627

Comprehensive income	—	—	—	—	—	63,587

Balance at June 27, 2004	91	506,275	—	67,139	5,627	579,132
Common stock options exercised for cash, 3,505 shares	4	49,747	—	—	—	49,751
Issuance of common stock for cash, 266 shares	1	4,626	—	—	—	4,627
Purchase and retirement of 1,450 treasury shares	(2)	(35,259)	—	—	—	(35,261)
Income tax benefit from stock option exercise	—	22,953	—	—	—	22,953
Net income	—	—	—	91,143	—	91,143
Unrealized gain on marketable securities, net of tax of $341	—	—	—	—	573	573

Comprehensive income	—	—	—	—	—	91,716

Balance at June 26, 2005	$94	$548,342	$—	$158,282	$6,200	$712,918

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 26, 2005

1.    Nature of Business

Cree, Inc., (“the Company”), a North Carolina corporation, develops, manufactures and markets silicon carbide (“SiC”) and group III nitrides (“GaN”) including gallium nitride based semiconductor materials and devices. Revenues are primarily derived from the sale of blue, green and near ultra-violet, (“UV”) light emitting diodes (“LEDs”) and SiC and GaN based materials. The Company markets its blue, green and near UV LED chip products principally to customers who incorporate them into packaged lamps for resale to original equipment manufacturers. The Company also sells SiC and GaN materials products primarily to corporate, government and university research laboratories. In addition, the Company is engaged in a variety of research programs related to the advancement of SiC and GaN process technology and the development of electronic and optoelectronic devices that take advantage of these materials’ unique physical and electronic properties.

2.    Summary of Significant Accounting Policies and Other Matters

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cree Lighting Company (“Cree Lighting”), Cree Funding, LLC (“Cree Funding”), Cree Technologies, Inc., Cree Microwave, LLC (“Cree Microwave”), Cree Employee Services Corporation, CI Holdings, Limited, Cree Asia-Pacific, Inc, Cree Japan, Inc., Cree International GmbH, Cree Europe GmbH and Cree Asia-Pacific Limited. Cree Lighting was merged into the Company effective June 29, 2003, Cree Funding was merged into the Company effective June 27, 2004 and Cree Technologies, Inc. was merged into the Company effective December 26, 2004. All material intercompany accounts and transactions have been eliminated in consolidation.

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

As part of the acquisition, the Company has relocated and combined the acquired GaN substrate and epitaxy business with its North Carolina operations. The Company originally established a $315,000 liability to cover relocation costs for employees and equipment in the fourth quarter of fiscal 2004. During the first quarter of fiscal 2005, the Company increased the liability by $256,000 to provide for direct costs incurred in vacating the business’s former leased location. The following table summarizes the changes in the Company’s relocation liability for the twelve months ended June 26, 2005:

For the Year Ended June 26, 2005 (in thousands)
Balance at June 27, 2004	$285
Additional relocation costs	256
Relocation costs paid	(541)

Balance at June 26, 2005	$—

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

Business Segments

Through fiscal 2005, the Company has operated its business in two segments, the Cree segment and the Cree Microwave segment. The Cree segment incorporates its proprietary technology to produce wide bandgap compound semiconductors using SiC and GaN technology. Products from this segment are used in mobile phones, automotive backlighting, indicator lamps, full color LED displays and other lighting applications as well as microwave and power applications. The Cree segment also sells SiC and GaN material products to corporate, government and university research laboratories and generates revenue under contracts with agencies of the U.S. Government. The Cree Microwave segment designed, manufactured and marketed a line of silicon-based laterally diffused metal oxide semiconductors (“LDMOS”) and bipolar radio frequency (“RF”) power semiconductors and modules, a component used in building power amplifiers for wireless infrastructure applications as well as products serving the military and aeronautics markets. In June 2005, the Company announced plans to close the silicon-based RF business by December 2005 and will no longer report Cree Microwave as a separate segment beginning in fiscal 2006.

Summarized financial information concerning the reportable segments as of and for the years ended June 26, 2005, June 27, 2004 and June 29, 2003 is shown in the following table. There were no intercompany sales between the Cree segment and the Cree Microwave segment during fiscal 2005, 2004 or 2003. The “Other” column represents amounts excluded from specific segments such as interest income, write-downs for investments made in marketable equity securities or long-term investments held to maturity and gains or losses on the sale of marketable securities. In addition, the “Other” column also includes corporate assets such as cash and cash equivalents, short-term investments held to maturity, marketable securities, interest receivable and long-term investments held to maturity which have not been allocated to a specific segment.

As of and for the Year Ended June 26, 2005 (in 000’s)	Cree	Cree Microwave	Other	Total
Highlights from the Statements of Income:
Product revenue	$362,765	$4,606	$—	$367,371
Contract revenue	21,693	—	—	21,693

Total revenue	384,458	4,606	—	389,064
Cost of revenue	173,042	11,836	—	184,878

Gross profit (loss)	211,416	(7,230)	—	204,186
Research and development	39,962	2,802	—	42,764
Selling, general and administrative	31,482	2,844	—	34,326
Loss on disposal or impairment of property and equipment	889	5,820	—	6,709
Severance charges	—	519	—	519
Gain on sale of marketable securities	—	—	737	737
Interest income	—	—	5,387	5,387
Income (loss) before income taxes	139,059	(19,183)	6,124	126,000
Income tax expense (benefit)	38,469	(5,306)	1,694	34,857
Depreciation and amortization	$65,405	$2,470	$—	$67,875

Other financial information:
Inventories, net	$30,045	$1,204 1	$—	$31,249
Property and equipment, net	340,689	707	—	341,396
Additions to property, equipment, patent and license rights	152,658	—	—	152,658
Total assets	$473,924	$3,149	$300,335	$777,408

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

As of and for the Year Ended June 27, 2004 (in 000’s)	Cree	Cree Microwave	Other	Total
Highlights from the Statements of Income:
Product revenue	$272,694	$7,718	$—	$280,412
Contract revenue	26,947	—	—	26,947

Total revenue	299,641	7,718	—	307,359
Cost of revenue	150,822	10,596	—	161,418

Gross profit (loss)	148,819	(2,878)	—	145,941
Research and development	32,502	4,008	—	36,510
Selling, general and administrative	26,130	2,936	—	29,066
Interest income	—	—	3,725	3,725
Income (loss) before income taxes	89,835	(9,967)	3,725	83,593
Income tax expense (benefit)	27,548	(3,058)	1,143	25,633
Depreciation and amortization	$51,947	$2,623	—	$54,570

Other financial information:
Inventories, net	$17,588	$1,840	$—	$19,428
Property and equipment, net	264,123	9,219	—	273,342
Additions to property, equipment, patent and license rights	82,725	471	—	83,196
Total assets	$372,246	$13,621	$242,133	$628,000

As of and for the Year Ended June 29, 2003 (in 000’s)	Cree	Cree Microwave	Other	Total
Highlights from the Statements of Income:
Product revenue	$200,651	$2,797	$—	$203,448
Contract revenue	26,860	—	—	26,860

Total revenue	227,511	2,797	—	230,308
Cost of revenue	119,838	11,975	—	131,813

Gross profit (loss)	107,673	(9,178)	—	98,495
Research and development	26,497	4,521	—	31,018
Selling, general and administrative	22,582	2,768	—	25,350
Interest income	—	—	4,117	4,117
Income (loss) before income taxes	57,000	(11,886)	2,050	47,164
Income tax expense (benefit)	14,820	(3,090)	533	12,263
Depreciation and amortization	$39,450	$2,255	$—	$41,705

Other financial information:
Inventory, net	$17,257	$417	$—	$17,674
Property and equipment, net	239,525	11,821	—	251,346
Additions to property, equipment, patent and license rights	79,505	1,427	—	80,932
Total assets	$334,049	$13,576	$216,069	$563,694

Winding Down of Cree Microwave Segment

Cree Microwave began operations with the December 2000 acquisition of the UltraRF business from Spectrian Corporation (“Spectrian”). The Company renamed the UltraRF business Cree Microwave in fiscal 2002. Its products are manufactured at the Company’s silicon fabrication facility in Sunnyvale, California. In

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

June 2005, the Company committed to a plan to discontinue the operations of Cree Microwave’s silicon RF and microwave semiconductor business. Cree Microwave accepted last time buy orders for its silicon products through July 2005. The decision to discontinue the Sunnyvale operation was based on management’s review of the strategic alternatives and the financial outlook for the business. Prior to the fourth quarter of fiscal 2005, the Company planned to move the manufacturing of its high power devices, including SiC Schottky diodes, to the Sunnyvale facility and considered selling the silicon-based business. In the fourth quarter of fiscal 2005, the Company determined instead that it would close the Sunnyvale, California facility by December 2005, including the termination of approximately 80 employees at the site. The Company estimates that it will incur pre-tax charges totaling $13.0 million to $15.0 million related to the closure of this business. Approximately $7.0 million of these charges were recorded in the fourth quarter of fiscal 2005, relating to the impairment of inventory, equipment and leasehold improvements as the business is expected to operate in a negative cash flow position through the wind down period ending December 2005. The Company also incurred severance charges and other employee related costs during the fourth quarter of fiscal 2005. The Company recorded a $652,000 inventory impairment to cost of product sales in the consolidated income statement and recorded charges of $5.5 million and $519,000 as operating expenses for the impairment of equipment and leasehold improvements and severance charges, respectively. The balance of the charges, including additional severance charges as well as costs for lease obligations, are anticipated to be recorded during the first half of fiscal 2006. The Company and Cree Microwave are liable for lease expenses from the expected December 2005 closure of the facility through the November 2011 expiration of its lease. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”), the Company plans to reflect the Cree Microwave business segment as a discontinued operation in the second quarter of fiscal 2006 when the Sunnyvale, California facility closes.

The following table summarizes the changes during the period attributable to costs incurred and charged to expense, costs paid and any adjustments to the liability for the twelve months ended June 26, 2005 related to the exit activities for the Cree Microwave silicon business:

For the Year Ended June 26, 2005 (in thousands)
Balance at June 27, 2004	$—
Severance fees expensed	519
Severance fees paid	(301)

Balance at June 26, 2005	$218

Reclassifications

Certain fiscal 2004 and 2003 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity. The reclassifications to the 2004 and 2003 financial statements include presenting patent amortization as a cost of product sales rather than as research and development expenses. The Company also began to allocate profit sharing bonus expense to cost of product sales, research and development and selling and general and administrative expenses rather than reflecting the entire amount of the bonus as selling and general and administrative expenses. The Company also began recording foreign currency provisions that are contractually provided by certain of our customers as product revenue rather than other non-operating income. For 2004, the Company has reclassified investments in taxable auction rate securities as short-term investments available for sale from cash and cash equivalents. The Company had no investment in taxable auction rate securities as of June 26, 2005.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

Fiscal Year

The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2005 fiscal year extended from June 28, 2004 through June 26, 2005 and was a 52-week fiscal year. The Company’s 2004 fiscal year extended from June 30, 2003 through June 27, 2004 and was a 52-week fiscal year. The Company’s 2003 fiscal year extended from July 1, 2002 through June 29, 2003 and was a 52-week year. The Company’s 2006 fiscal year will extend from June 27, 2005 to June 25, 2006 and will be a 52-week year.

Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at June 26, 2005 and June 27, 2004, and the reported amounts of revenues and expenses during the years ended June 26, 2005, June 27, 2004 and June 29, 2003. Actual amounts could differ from those estimates.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment. The majority of the Company’s products have shipping terms that are free on board (“FOB”) or free carrier alongside (“FCA”) shipping point, which means that the Company fulfills the obligation to deliver when the goods are handed over and into the charge of the carrier at the Company’s shipping dock. This means that the buyer bears all costs and risks of loss or damage to the goods from such above-referenced delivery point. The difference between FOB and FCA is that under FCA terms the customer designates a shipping carrier of choice to be used. In certain cases, the Company ships its product cost insurance freight (“CIF”). Under this arrangement, revenue is recognized under FOB shipping point terms; however, the Company is responsible for the cost of insurance to transport the product as well as the cost to ship the product.

For all of its sales other than those CIF terms, the Company invoices its customers only for shipping costs necessary to physically move the product from its place of business to the customer’s location. The costs primarily consist of overnight shipping charges. The Company incurs the direct shipping costs on behalf of the customer and invoices the customer to obtain direct reimbursement for such costs. The Company accounts for its shipping costs by recording the amount of freight that is invoiced to its customers as revenue, with the corresponding cost recorded as cost of revenue. For the fiscal years ended June 26, 2005 and June 27, 2004, amounts recognized as revenue for shipping and handling costs were $193,000 and $117,000, respectively. In fiscal 2003, shipping costs were not material, and the Company accounted for such costs as a cost of revenue with the reimbursement of these costs reflected as a direct offset and reduction of cost of revenue. If inventory is maintained at a consigned location, revenue is recognized when the Company’s customer pulls product for its use and the title of the goods is transferred to the customer.

The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims for up to 36 months for Cree Microwave products and for lesser periods for Cree products. In addition, certain of the Company’s sales arrangements provide for limited product exchanges and reimbursements of certain sales costs. As a result, the Company records an allowance for sales returns at the time of sale, which is recorded as a reduction of product revenue.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

Prior to the third quarter of fiscal 2005, the Company deferred revenue equal to contractually specified levels under certain of its contracts and recognized the related revenue less any claims made against the reserves when the customer’s rights expired. The Company deferred revenue in this manner because the Company did not have sufficient historical information to provide a basis to reasonably estimate the amount of future claims under these contractual arrangements. In the third quarter of fiscal 2005, the Company determined that sufficient historical sales return information was available to enable the Company to reasonably estimate sales returns in accordance with criteria in Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Specifically, the Company reviews historical quarterly sales returns as a percentage of total sales. The returns are matched to the quarter when the sales were originally recorded. Based on a historical return percentage, the Company estimates its sales returns that have not yet occurred for product sales that have been recorded. The Company records the estimated sales returns as a reduction to product revenue in the consolidated statements of income and a reduction to accounts receivable in the consolidated balance sheets. The allowance for sales returns at June 26, 2005 and June 27, 2004 was $9.6 million and $798,000, respectively. The amount of deferred revenue at June 26, 2005 and June 27, 2004 was $67,000 and $8.4 million, respectively.

In connection with the change in accounting for its estimate for sales returns, the Company also recorded an estimate in accordance with SFAS 48 for the value of product returns that it believes will be returned to inventory in the future and resold. This includes an estimate for costs of inventory that may be returned in the future. As of June 26, 2005, the Company estimated the cost of future product returns at $1.7 million, which was reflected in other current assets in the consolidated balance sheets and was recorded as a reduction in the cost of product sales in fiscal 2005. The Company also reduced its warranty reserve by $683,000 in the third quarter of fiscal 2005, since the estimate for sales returns includes the cost of products that may be returned and replaced under warranty provisions.

The Company also estimated an allowance for bad debt of $87,000, which was recorded as a reduction in accounts receivable on the consolidated balance sheets and as sales, general and administrative expenses on the consolidated statements of income.

Revenue from contracts with the U.S. Government and certain private entities is recorded on the proportional performance method of accounting as contract expenses are incurred. Contract revenue represents reimbursement by various U.S. Government entities and other parties to aid in the development of new technologies. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. The contract funding may be based on either a cost-plus or a cost-share arrangement. The revenue recognized under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs relating to the activities to be performed by the Company under the contract are divided between the U.S. Government and the Company based on the terms of the contract. The government’s cost share is then paid to the Company. Activities performed under these arrangements include research regarding SiC and GaN materials and devices. The contracts typically require submission of a written report that documents the results of such research, as well as some material deliverables.

The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where the Company anticipates that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, available for sale securities, accounts and interest receivable, accounts payable and other liabilities approximate fair values at June 26, 2005 and June 27, 2004.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method for finished goods and work in process accounts. The Company uses the average cost method to value raw materials for the Cree segment. The Cree Microwave segment uses a standard cost method to value its inventory. It is the Company’s policy to record a reserve against inventory once it has been determined that conditions exist which may not allow the Company to sell the inventory for its intended purpose, the inventory’s value is determined to be less than cost or it is determined to be obsolete. The charge for the inventory reserves is recorded in cost of revenue on the consolidated statements of income. The Company evaluates inventory levels at least quarterly against sales forecasts on a part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted monthly to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management. During the fourth quarter of fiscal 2005, the Company recorded an impairment charge of $652,000 on inventory of its silicon-based products that the Company does not believe it will use to fulfill its remaining obligations to its customers under last-time buy arrangements.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the assets’ estimated useful lives, which range from three to forty years. Leasehold improvements are amortized over the lesser of the asset life or the life of the related lease. Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in operations. During the years ended June 26, 2005, June 27, 2004 and June 29, 2003, the Company recorded $6.7 million, $1.0 million and $1.6 million, respectively, as losses on disposals or impairments of property and equipment. These charges are reflected in loss on disposal of property and equipment in the accompanying consolidated statements of income.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the Company reviews long-lived assets for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable. In making these

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

determinations, the Company uses certain assumptions, including but not limited to: (i) estimations of the fair market value of the assets, and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated salvage values. During fiscal 2005, the Company recorded an impairment charge for long-lived assets of $5.5 million related to equipment and leasehold improvements located in Sunnyvale, California that were used to produce silicon-based products for the Cree Microwave segment. The facility will cease operations in the second quarter of fiscal 2006 and the equipment will be held for sale. SFAS 144 requires assets to be valued on an asset-by-asset basis at the lower of carrying value or fair value less costs to sell. In applying those provisions to the Sunnyvale assets in June 2005, the Company considered recent information from used equipment brokers and its estimate of future cash flows related to the Cree Microwave business. Since the Sunnyvale facility plans to cease operations by December 2005 and the estimated cash flow from this business is targeted to be negative though December 2005, the Company recorded the impairment charge in the fourth quarter of fiscal 2005 that provides for a $707,000 carrying value for the equipment based on the estimated salvage cost of the equipment less any estimated cost to sell the equipment as of June 2005. In accordance with SFAS 144, the assets identified to be sold or disposed at the Sunnyvale location will not be depreciated commencing June 27, 2005. In fiscal 2005 and fiscal 2004, the Company recorded an impairment charge of $1.2 million and $790,000, respectively for other obsolete production equipment that was taken out of service and destroyed or sold. Also in fiscal 2004, Cree Microwave identified certain equipment deemed unusable and unsalable and recorded an impairment charge of $173,000

The Company also reviews its capitalized patent portfolio and records impairment charges when circumstances warrant, such as when patents have been abandoned or are no longer being pursued. During the fiscal year ended June 26, 2005, the Company recorded a write-down of $8,000 related to patents that had been abandoned relating to its Cree Microwave business. The majority of the remaining Cree Microwave patents will be held for sale in the first half of fiscal 2006. For the years ended June 27, 2004 and June 29, 2003, the Company had no impairments of its patents.

Patent and License Rights

Patent rights reflect costs incurred to enhance and maintain the Company’s intellectual property position. License rights reflect costs incurred to use the intellectual property of others. The Company amortizes both on a straight-line basis over the lesser of 20 years from the date of patent application or over the license period. The Company invested $10.8 million, $13.8 million and $3.3 million for the years ended June 26, 2005, June 27, 2004 and June 29, 2003, respectively for patent and license rights. The estimated aggregate amortization estimated for patent and license rights for fiscal 2006, fiscal 2007, fiscal 2008, fiscal 2009 and fiscal 2010 is $2.3 million, $2.2 million, $2.2 million, $2.2 million and $2.2 million, respectively.

The following is a summary of patent and license rights:

	As of and for Year Ended
	June 26, 2005	June 27, 2004	June 29, 2003
Patent and license rights, gross	$33,377	$22,493	$8,815
Accumulated amortization	(4,486)	(2,662)	(1,669)

Patent and license rights, net	$28,891	$19,831	$7,146

Amortization expense for patent and license rights	$1,843	$994	$394

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

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

	Year Ended (in 000’s)
	June 26, 2005	June 27, 2004	June 29, 2003
Cost to perform Government contract	$1,475	$—	$—
Government funding	1,220	—	—

Net amount of research and development costs	$255	$—	$—

Research and development activities that are not related to government contracts are expensed as incurred. Customers contributed zero in fiscal 2005 and fiscal 2004, respectively, and $500,000 in fiscal 2003 toward product research and development activities. These amounts were recorded as an offset to research and development expense. As of June 26, 2005, there were no customer commitments to fund future research and development activities for the Company.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

The Company has the following percentage of its accounts receivable due from the following customers as of each year-end:

	As of
	June 26, 2005	June 27, 2004
Sumitomo Corporation	15%	22%
OSRAM Semiconductors GmbH	8%	12%
Agilent Corporation	10%	9%
U.S. Government	10%	12%

The Company has derived its product and contract revenue from sales in Japan, Malaysia, the United States, other countries in Asia and Europe based on ship-to locations for its products as follows:

	Year ended
	June 26, 2005	June 27, 2004	June 29, 2003
Japan	41%	33%	24%
Malaysia	18%	23%	28%
United States	13%	17%	20%
Hong Kong	11%	9%	10%
Korea	7%	5%	2%
Taiwan	5%	5%	7%
Europe	4%	6%	7%
Other	1%	2%	2%

The Company has derived its product and contract revenue from sales to 10% customers as follows:

	Year ended
	June 26, 2005	June 27, 2004	June 29, 2003
Sumitomo Corporation	41%	33%	24%
OSRAM Semiconductors GmbH	11%	13%	21%
Agilent Corporation	6%	13%	10%
U.S. Government	6%	9%	12%

In May 2005, the Company amended its supply agreement that extends through fiscal 2007 with Sumitomo Corporation (“Sumitomo”). The amount of Sumitomo’s purchase commitment for fiscal 2006 is $200 million, subject to adjustments, cancellation provisions and end customer demand. Sumitomo orders cover demand for the Company’s products in Japan and represent sales to approximately twenty LED packagers including Stanley Electric Co., Ltd., Citizen Electronics Co. Ltd., Sharp Corporation and Rohm, Co., Ltd. The Company also signed a new three-year purchase agreement with OSRAM Semiconductors GmbH (“OSRAM”) in June 2005. Pricing, product mix and volume have been agreed to for an initial period and will be reviewed and adjusted on a regular basis through the term of the agreement. The loss of OSRAM or any of Sumitomo’s large customers could have a material adverse effect on the Company.

The Company depends on single or limited source suppliers for a number of raw materials, equipment and components used in manufacturing its products. Any interruption in the supply of these key materials or components could have a significant adverse effect on the Company’s operations.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

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

Accounting for Stock-Based Compensation

In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), no compensation expense is recorded for stock options or other stock-based awards that are granted to employees with an exercise price equal to or above the common stock price on the grant date.

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 establishes fair value as the measurement basis for equity instruments issued in exchange for goods or services and stock-based compensation plans. Fair value may be measured using quoted market prices, option-pricing models or other reasonable estimation methods. SFAS 123 permits the Company to choose between adoption of the fair value based method or disclosing pro forma net income (loss) information. The Statement is effective for transactions entered into after December 31, 1995. Through fiscal 2005, the Company accounted for stock-based compensation in accordance with APB 25, as amended, and provides below the pro forma disclosures required by SFAS 123 as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS 148”).

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value and resulting values are as follows:

	Stock Option Plans			Employee Stock Purchase Plan
	June 26, 2005	June 27, 2004	June 29, 2003	June 26, 2005	June 27, 2004	June 29, 2003
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.3%	3.4%	2.8%	1.9%	1.3%	1.2%
Expected volatility	67.8%	70.0%	90.0%	62.8%	70.0%	90.0%
Expected life (in years)	4.1	5.5	5.0	0.8	0.8	0.8
Weighted-average fair value per share	$16.74	$12.51	$9.64	$9.08	$7.36	$8.96

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

	Year ended
	June 26, 2005	June 27, 2004	June 29, 2003
Net income as reported	$91,143	$57,960	$34,901
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	152	317
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37,849)	(32,174)	(44,865)

Pro forma net income (loss)	$53,294	$25,938	$(9,647)

Basic earnings per share as reported	$1.22	$0.78	$0.48
Pro forma basic net income (loss) per share	$0.71	$0.35	$(0.13)
Diluted earnings per share as reported	$1.18	$0.77	$0.46
Pro forma diluted net income (loss) per share	$0.69	$0.34	$(0.13)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment” (“SFAS 123(R)”), a revision of SFAS 123. SFAS 123 (R) supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows” (“SFAS 95”). SFAS 123(R) is similar to the approach described in SFAS 123 except that SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of income, in lieu of pro-forma disclosure as provided above. SFAS 123 (R) is effective for fiscal periods beginning after June 15, 2005. The Company will adopt the provisions of SFAS 123 (R) as of June 27, 2005, the first day of fiscal 2006 and currently intends to use the modified-prospective method and choose the Black-Scholes model for estimating the fair value of equity compensation.

As permitted by SFAS 123, through fiscal 2005 the Company accounted for share-based payments to employees using the intrinsic value method set forth in APB 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of the fair value method under SFAS 123(R) will have a significant impact on the Company’s consolidated statements of income. However, the Company’s overall financial position will not be affected by the adoption of SFAS 123(R). The actual impact of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

payments granted in the future and other factors. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard and therefore, the disclosure of pro forma net income and earnings per share above would remain the same. SFAS 123(R) also requires that tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as operating cash flow. This requirement will reduce net operating cash flow and increase net financing cash flow in periods after the adoption of SFAS 123(R). Estimation of the increase in net financing cash flow and decrease in net operating cash flow depends on the timing and exercise of stock options and is difficult to predict. The amount of operating cash flow recognized in prior periods for such excess tax deductions was $23.0 million; $3.1 million and $5.2 million in the fiscal years ended 2005, 2004 and 2003, respectively.

Income Taxes

Income taxes have been accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

3.    Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

	Year Ended (in 000’s, except per share data)
	June 26, 2005	June 27, 2004	June 29, 2003
Basic:
Net income	$91,143	$57,960	$34,901
Weighted average common shares	74,995	74,008	73,196

Basic earnings per share	$1.22	$0.78	$0.48

Diluted:
Net income	$91,143	$57,960	$34,901
Weighted average common shares-basic	74,995	74,008	73,196
Dilutive effect of stock options and warrants	2,177	1,737	2,107

Weighted average common shares-diluted	77,172	75,745	75,303

Diluted earnings per share	$1.18	$0.77	$0.46

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) these shares were not included in calculating diluted earnings per share. As of June 26, 2005, June 27, 2004 and June 29, 2003, there were 4.1 million, 7.7 million and 9.2 million shares, respectively, that are not included in calculating diluted earnings per share because their effect was antidilutive.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

4.    Accounts Receivable, Net

The following is a summary of the components of accounts receivable, net:

	As of (in 000’s)
	June 26, 2005	June 27, 2004
Billed trade receivables	$42,635	$44,972
Unbilled contract receivables	2,245	3,592

	44,880	48,564
Allowance for sales returns	(9,635)	(798)
Allowance for bad debts	(87)	—

Total accounts receivable, net	$35,158	$47,766

The following table summarizes the changes in the Company’s allowance for sales returns for the years ended June 26, 2005, June 27, 2004 and June 29, 2003:

	Year Ended (in 000’s)
	June 26, 2005	June 27, 2004	June 29, 2003
Balance at beginning of year	$798	$644	$455
Net reductions to revenue	8,837	154	189

Balance at end of year	$9,635	$798	$644

5.    Inventories, Net

The following is a summary of inventories:

	As of (in 000’s)
	June 26, 2005	June 27, 2004
Raw materials	$5,403	$4,227
Work-in-progress	16,195	8,083
Finished goods	10,824	7,813

	32,422	20,123
Inventory reserve	(1,173)	(695)

Total inventories, net	$31,249	$19,428

The following table summarizes the changes in the Company’s inventory reserve for the years ended June 26, 2005, June 27, 2004 and June 29, 2003:

	Year Ended (in 000’s)
	June 26, 2005	June 27, 2004	June 29, 2003
Balance at beginning of year	$695	$2,077	$2,295
Charges to cost and expenses	1,961	510	2,659
Disposals (write-offs to reserve)	(1,483)	(1,892)	(2,877)

Balance at end of year	$1,173	$695	$2,077

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

The Company evaluates inventory levels at least quarterly against sales forecasts on a part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted quarterly to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management. During the fourth quarter of fiscal 2005, the Company recorded an impairment of $652,000 for inventory of its silicon-based products that the Company does not believe that it will use to fulfill its remaining obligations to its customers under last-time buy arrangements.

For the fiscal years ended June 26, 2005, June 27, 2004 and June 29, 2003, the Company also recorded lower of cost or market adjustments that reduced inventory by $2.5 million, $318,000 and $185,000, respectively. These adjustments were recorded directly to cost of revenue and in fiscal 2005, were mostly related to write downs for the Company’s high power packaged LED business. Additional write-downs were also recorded for the high power and wide bandgap microwave and LED businesses.

The majority of the inventory reserve as of June 29, 2003 was recorded for Cree Microwave during the second quarter of fiscal 2003 resulting from the termination of the supply agreement with Spectrian. In exchange for a one-time payment of $5.0 million recorded as other operating income in the consolidated statements of income, the Company relieved Spectrian of further obligations to purchase product under the supply agreement that was originally signed in December 2000. For the three months ended December 29, 2002, Cree Microwave recorded an additional reserve of $1.3 million for inventory targeted for sale to Spectrian, which included some customized parts. The Company destroyed the majority of the inventory reserved during fiscal 2003 and 2004, and as a result, the related items were taken out of inventory and the related reserve. There was no financial impact to the consolidated statements of income when these items were destroyed. These reserves were recorded as cost of revenue when they were established. In addition, $417,000 of product was also written off as a research and development expenditure during the first quarter of fiscal 2003 as it related to prototype devices that were initially accepted by Spectrian and later rejected. These parts were never sold.

The Company’s results for fiscal 2003 included a $784,000 additional reserve for LED and wafer inventories as management assessed the inventory to be slow moving or obsolete. During fiscal 2003, the Company also wrote off $1.0 million of the initial XBright chips that were developed during fiscal 2002. An improved chip had replaced these devices and this write-down was recorded as a research and development expense as the initial devices were prematurely launched and not commercially viable. In addition, customers had returned the entire product line that was initially shipped after determining that the chips did not meet their specifications.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

6.    Property and Equipment, Net

The following is a summary of property and equipment:

	As of (in 000’s)
	June 26, 2005	June 27, 2004
Furniture and fixtures	$7,041	$6,736
Land and buildings	139,047	116,523
Machinery and equipment	358,079	267,727
Computer hardware and software	9,122	9,023
Leasehold improvements and other	4,133	5,691

	517,423	405,700
Accumulated depreciation	(223,116)	(162,887)

	294,307	242,813
Construction in progress	47,089	30,529

Property and equipment, net	$341,396	$273,342

Depreciation and amortization of property and equipment totaled $67.9 million, $54.6 million and $41.7 million for the years ended June 26, 2005, June 27, 2004 and June 29, 2003, respectively.

7.    Investments

As of June 26, 2005, the Company held a long-term equity investment in the common stock of Color Kinetics, Incorporated (“Color Kinetics”). In fiscal 2001 and 2002, the Company purchased an aggregate of 2,202,442 shares of Color Kinetics stock in private investment rounds for aggregate consideration of $12.7 million. On June 22, 2004, the shares of Color Kinetics’ stock began trading on the Nasdaq National Market. The Company accounts for its shares of Color Kinetics stock as “available for sale” securities under SFAS 115. Accordingly, unrealized gains or losses on the Color Kinetics shares are excluded from earnings and are recorded as other comprehensive income, net of tax. Management classifies the shares as a long-term investment as the Company has the intent and the ability to hold these shares. During the third quarter of fiscal 2005, the Company sold 343,000 common shares of Color Kinetics for $4.8 million, and recognized a net gain of $2.8 million based on the average cost method. As of June 26, 2005, the Company held 1,859,442 common shares of Color Kinetics. For the years ended June 26, 2005 and June 27, 2004, the Company had recorded cumulative unrealized holding gains on its investment in Color Kinetics of $10.2 million and $9.3 million, respectively based on the average cost method. Unrealized holding gains net of tax were $6.2 million and $5.6 million for the years ended June 26, 2005 and June 27, 2004, respectively. The unrealized gain was based on the closing stock price of the Color Kinetics stock as of June 26, 2005 and June 27, 2004 to determine the fair market value for the Company’s investment of $20.9 million and $22.0 million, respectively. The Company was restricted from selling its shares in Color Kinetics for a period of 180 days following June 22, 2004, the date of Color Kinetics’ initial public offering. This restriction was lifted on December 22, 2004. The Company has recorded sales to Color Kinetics of $2.0 million, $761,000 and $1.7 million for the fiscal years ended June 26, 2005, June 27, 2004 and June 29, 2003, respectively. Color Kinetics has also purchased LEDs from competitors of the Company. As of June 26, 2005 and June 27, 2004, the Company’s investment in Color Kinetics was carried at its fair market value and included in marketable securities available for sale.

For the fiscal year ended June 26, 2005, the Company recorded a $4.6 million reduction to its income tax expense from the reduction of its federal capital loss carry forward valuation allowance. In fiscal 2002,

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

the Company recorded a deferred tax asset for the capital loss associated with certain other marketable securities that were carried forward for tax purposes. Additionally in fiscal 2002, the Company established a valuation allowance to fully reserve the tax benefits associated with the capital loss because the tax benefits were required to be offset against a capital gain. Once the Company’s ability to transfer the Color Kinetics stock was no longer contractually restricted, the increase in the market value of the Company’s investment in Color Kinetics represented an unrealized capital gain that could be offset against the fiscal 2002 loss carry forward. Therefore, $3.6 million of the valuation allowance associated with the prior year capital loss was reversed based on the most recent closing price of Color Kinetics stock as of June 26, 2005. Further, an additional $984,000 of the valuation allowance was reversed based on the realized gain from the sale of 343,000 shares of common stock of Color Kinetics that was sold in the third quarter of fiscal 2005. In future periods, the Company will continue to adjust its deferred tax asset valuation allowance in connection with any increase or decrease in the value of its investment in Color Kinetics, which could increase or decrease the income tax expense for such period.

As of June 26, 2005 and June 27, 2004, the Company held equity investments in privately-held companies with carrying values of $37,000 and $2.9 million, respectively, for each period. These privately-held investments were accounted for under the cost method of accounting and are included in other non-current assets in the consolidated balance sheets. Because the shares of stock and stock warrants the Company received in these investments are not publicly traded, there is no established market for these securities. The Company reviews the fair value of its private company investments on a regular basis to evaluate the carrying value of such investments. This review includes, but is not limited to, an analysis of each of the companies’ cash position, financing needs, earnings and revenue outlook, operational performance, management or ownership changes and competition. The evaluation process is based on information requested from the privately held companies by the Company. These companies are not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If the Company determines that the carrying value of an investment is at an amount in excess of fair value, it is the Company’s policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on the Company’s consolidated statements of income. During the second quarter of fiscal 2005, the Company recorded a write-down of $2.0 million on its investment in Lighthouse Technologies Limited (“Lighthouse”), representing the Company’s best estimate of an other-than-temporary decline in the value of the investment. This impairment charge was included as a loss on long-term investments on the consolidated statements of income. The investment was written down to reflect the fair value based on the Company’s evaluation of the company’s financial results and a third party proposal to purchase the investment. During the third quarter of fiscal 2005, the Company sold its investment in Lighthouse for $896,000, which was the carrying value of the investment at that time.

In a prior year, the Company entered into a contract with Lighthouse to fund development programs conducted by the Company directed to the development of brighter LEDs. During fiscal 2003, Lighthouse completed funding the development program by paying the Company $500,000, which the Company recorded as an offset to research and development expense and ended the contract.

The Company no longer holds any investments in privately-held companies where the investment has a carrying value on the financial statements except for a $37,000 investment representing the estimated value of warrants that the Company received from a privately-held company.

During fiscal 2003, the Company sold its remaining positions in the stock of Microvision, Inc. (“Microvision”) and Emcore Corporation (“Emcore”), two publicly traded companies. The Company sold

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

356,000 shares of Microvision for $1.9 million, with a net loss on the sale recognized for $36,000 based on an average cost method. The Company also sold 691,000 common shares of Emcore for $2.1 million, with a net loss on the sale recognized for $2.0 million based on an average cost method during fiscal 2003.

As of June 26, 2005, the Company’s short-term investments held to maturity included $102.5 million in high-grade corporate bonds and other debt securities that mature within one year. As of June 27, 2004, the Company’s short-term investments held to maturity totaled $76.7 million consisting of high-grade corporate bonds and other debt securities that mature within one year. The Company purchased these investments with cash flow from operations. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as “securities held-to-maturity” under SFAS 115. The securities are reported on the consolidated balance sheets at amortized cost, as a short-term investment with unpaid interest included in interest receivable. The Company believes that there is no difference between the amortized cost of these securities and their fair value at the time the security is purchased because premiums or discounts are assigned to the securities if a different interest rate is paid than the current prevailing market rate. This premium or discount is amortized or accreted over the remaining life of the security and charged as an increase or decrease to interest income. If interest rates decline, the fair value of the security may be higher than the book value as the interest rate less the premium may be higher than current interest rates. As of June 26, 2005, the Company calculated market value to be less than book value by approximately $1.0 million on combined short-term and long-term asset balances of $206.3 million. The Company does not consider this reduction in value to be “other-than-temporary” as the market value of these type of securities fluctuates and the Company plans to hold these investments until maturity. At that time, the securities will be redeemed for the full book value. As of June 27, 2004, the Company calculated market value to be less than book value by approximately $800,000, on combined short-term and long-term asset balances of $149.4 million.

As of June 27, 2004, the Company held $5.1 million of short-term auction rate securities that were treated as “available for sale” securities under SFAS 115. Due to the nature of these investments, the Company estimates that cost was equal to fair market value, therefore there were no unrealized gains or losses recorded as other comprehensive income. The Company held no auction rate securities as of June 26, 2005. During fiscal 2005, 2004 and 2003, the Company sold $5.1 million, $1.5 million and zero of these investments, respectively.

As of June 26, 2005, the Company’s long-term investments held to maturity consisted of $103.8 million in high-grade corporate bond holdings and other debt securities that mature after June 25, 2006. As of June 27, 2004, the Company’s long-term investments held to maturity consisted of $72.7 million in high-grade corporate bond holdings and other debt securities that mature after June 26, 2005. The Company has the intent and ability to hold these securities until maturity; therefore, they are accounted for as “securities held-to-maturity” under SFAS 115. The securities are reported on the consolidated balance sheets at amortized cost, as a long-term investment held to maturity with unpaid interest included in interest receivable if interest is due in less than 12 months, and as a long-term other asset if interest is due in more than 12 months. These investments mature over periods ranging from 13 to 36 months. The Company sold $34.5 million and $16.9 million of securities held to maturity in fiscal 2005 and 2004, respectively.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

8.    Other Accrued Expenses

The following table reflects the components of other accrued expense

	As of (in 000’s)
	June 26, 2005	June 27, 2004
Accrued legal fees	$717	$598
Accrued taxes	1,473	1,118
Accrued warranty costs	—	680
Accrued relocation liability for former ATMI business and employees	—	285
Accrued accounting fees	342	121
Other accrued liabilities	784	516

Total other accrued expenses	$3,316	$3,318

In fiscal 2004, accrued expenses included amounts accrued for product warranty expenses in both the Cree and Cree Microwave segments. During fiscal 2005, the Company changed its accounting for sales returns, which included a reserve for products that may be returned or replaced under warranty provisions. As a result, the Company reflects the estimated warranty returns within its sales returns allowance. The following table summarizes the changes in the Company’s product warranty liability for fiscal years ended June 26, 2005 and June 27, 2004:

	As of (in 000’s)
	June 26, 2005	June 27, 2004
Balance at beginning of period	$680	$341
Accruals for warranty expense	204	547
Reversals due to expiration of liability or change in estimate	(884)	(208)

Balance at end of period	$—	$680

9.    Shareholders’ Equity

As of June 26, 2005, there remained approximately 5.5 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 2006. During the fiscal year ended June 26, 2005, the Company repurchased 1.5 million shares at an average price of $24.318 per share with an aggregate value of approximately $35.3 million. Since the inception of the stock repurchase program in January 2001, the Company has repurchased 6.6 million shares of its common stock at an average price of $18.28 per share, with an aggregate value of $121.0 million.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

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

At June 26, 2005, the Company had reserved a total of 13,237,872 shares of its common stock and 100,000 shares of its Series A preferred stock for future issuance as follows:

Number of shares
For exercise of outstanding common stock options	11,525,408
For future equity awards under 2004 Long-Term Incentive Compensation Plan	1,616,724
For future issuance to employees under the Employee Stock Purchase Plan	95,740

Total common shares reserved	13,237,872

Series A Preferred Stock reserved for exercise of rights issued under shareholders’ rights plan	100,000

10.    Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”) that is scheduled to end on October 31, 2005. The ESPP has provided employees of the Company, and its majority-owned subsidiaries, the opportunity to purchase common stock, through payroll deductions. The purchase price is set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the price on the purchase date. Contributions are limited to 15% of each employee’s compensation. The participation periods had a 12-month duration, beginning in November and May of each year. The Company’s Board of Directors has approved a new ESPP plan to begin November 3, 2005, subject to shareholder approval. If approved at the annual meeting of shareholders on November 3, 2005, the new plan would set the purchase price at 85% of the price on the purchase date and contributions would be limited to 15% of each employee’s compensation. The Board of Directors has reserved 1,350,000 shares of common stock for issuance under the current ESPP and 600,000 shares for issuance under the new ESPP, if approved by the shareholders. As of June 26, 2005, 1,254,260 shares of common stock had been purchased under the current ESPP.

11.    Stock Options and Stock Warrants

The Company has stock option plans to provide incentives to eligible employees, officers and directors in the form of non-qualified stock options. The Board of Directors determines the option price (not to be less than fair market value) at the date of grant. Options have various vesting schedules and expiration dates. Most of the options vest and become exercisable over three to five years and have seven to ten year terms.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

Stock option activity during the periods ending as indicated is as follows (in 000’s, except per share data):

	June 26, 2005		June 27, 2004		June 29, 2003
	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price
Outstanding—beginning of year	13,518	$21.86	12,804	$21.77	14,684	$25.86
Granted	1,941	$31.01	2,128	$20.00	1,521	$13.64
Exercised	(3,505)	$14.19	(701)	$10.96	(1,093)	$8.67
Forfeited	(429)	$21.91	(713)	$25.31	(2,308)	$48.65

Outstanding—end of year	11,525	$25.74	13,518	$21.86	12,804	$21.77

Exercisable—end of year	9,143	$27.46	8,705	$22.71	6,628	$21.35

As permitted by SFAS 123, the Company has elected to follow APB 25 and related interpretations and amendments in accounting for its employee stock option plans. In connection with restricted stock grants and discounted stock options assumed by the Company in its acquisition of Nitres, Inc. (“Nitres”) on May 1, 2000, the Company recognized compensation expense of zero, $218,000 and $478,000 during the fiscal years ended June 26, 2005, June 27, 2004 and June 29, 2003, respectively. As of June 26, 2005, June 27, 2004 and June 29, 2003, the Company had deferred compensation balances of zero, zero and $218,000, respectively. This amount represents the difference between the grant price and the deemed fair value of the stock and stock options granted previously. As of June 26, 2005, the Company has fully expensed all deferred compensation associated with the acquisition of Nitres.

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

Selected information regarding stock options as of June 26, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Life in Years	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$ 0.05-$ 17.50	2,452,286	3.69	$9.86	1,788,528	$8.64
$ 17.51-$ 21.00	2,677,761	4.48	$19.66	1,526,799	$19.51
$ 21.01-$ 31.00	2,068,054	3.80	$24.11	1,550,954	$24.21
$ 31.01-$ 35.00	2,403,357	5.97	$32.40	2,369,707	$32.42
$ 35.01-$ 72.00	1,923,950	5.12	$47.85	1,907,050	$47.93

	11,525,408			9,143,038

On March 17, 2003, the Company made an offer to exchange options to purchase an aggregate of 3,482,128 shares of the Company’s common stock held by eligible employees (the “Offer”). Directors and executive officers were not eligible to participate in the Offer. The options subject to the Offer were granted under the Company’s Equity Compensation Plan and 2001 Stock Option Bonus Plan at exercise prices

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

greater than $30.00 per share. The Offer, including all withdrawal rights, expired at 12:00 midnight Eastern Time on Friday, April 11, 2003. On April 12, 2003, the Company accepted for cancellation options to purchase 1,663,600 shares of its common stock, tendered by 91 eligible employees, representing approximately 48% of the options that were eligible to be tendered in the Offer. Subject to the terms and conditions of the Offer, the Company granted new options to purchase approximately 559,998 shares of its common stock on October 13, 2003 in exchange for the options tendered and accepted. The new options were granted under the Company’s Equity Compensation Plan with an exercise price equal to the last sale price of the Company’s common stock reported by the Nasdaq National Market on the new option grant date or $19.88 per share. The new options initially vested on April 13, 2004. After this date, the vesting schedule of each new option is the same as the corresponding canceled option in percentage terms.

In April 2005, the Compensation Committee of the Board of Directors (“the Compensation Committee”) approved accelerating the vesting of certain “out of the money” options to purchase shares of the Company’s common stock with exercise prices greater than the current fair market value per share granted under the 2004 Long-Term Incentive Compensation Plan, the Equity Compensation Plan and the 2001 Nonqualified Stock Option Plan. As a result, options to purchase approximately 1.76 million common shares that were subject to vesting at various times from June 2005 through February 2009 became fully vested, subject to certain restrictions, at April 15, 2005. The affected options have exercise prices ranging from $24.97 to $71.53 per share and a weighted average price per share of $32.95. Under the resolutions approved by the Compensation Committee, the terms of each affected option are deemed amended such that the option is fully vested and exercisable on April 15, 2005, except that certain options granted within six months before April 15, 2005 are fully vested but not exercisable until six months after the date the option was granted. Options held by non-employee directors are excluded from the acceleration. Any affected options held by executive officers and other senior management employees that are exercised prior to the original vesting date will be subject to restrictions prohibiting a cashless exercise or other transfer of the shares until the earlier of the original vesting date or the individual’s termination of service.

The purpose of accelerating vesting of the options was to enable the Company to reduce the impact of recognizing future compensation expense associated with these options upon adoption of SFAS 123(R). Commencing with the Company’s fiscal year that begins June 27, 2005, SFAS 123(R) will require that the Company recognize compensation expense equal to the fair value of equity-based compensation awards over the vesting period of each such award. The aggregate pre-tax expense for the shares subject to acceleration that, absent the acceleration of vesting, would have been reflected in the Company’s consolidated financial statements beginning in fiscal 2006 is estimated to be a total of approximately $22.6 million (approximately $11.1 million in fiscal 2006, approximately $8.7 million in fiscal 2007, approximately $2.7 million in fiscal 2008 and approximately $100,000 in fiscal 2009). See “Recent Accounting Pronouncements,” below for additional information related to stock options.

12.    Lease Commitments

The Company currently leases four facilities. These facilities are comprised of both office and manufacturing space. The first facility has a remaining lease term for approximately six and one half years. The second facility lease expires in approximately five years. The third facility is for sales and technical support that expires in approximately three years. The fourth lease is for a sales office and expires in 2006. The Company had a fifth lease that expired in July 2005. All of the lease agreements provide for rental adjustments for increases in base rent (up to specific limits) property taxes and general property maintenance that would be recorded as rent expense if applicable. Rent expense associated with these and other expired operating leases totaled $1.9 million, $1.9 million and $1.8 million for the fiscal years ended June 26, 2005,

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

June 27, 2004 and June 29, 2003, respectively. Sublease income was $ 7,000, $198,000 and $173,000 for the fiscal years ended June 26, 2005, June 27, 2004 and June 29, 2003, respectively. Future minimum rentals as of June 26, 2005 under these leases are as follows:

Fiscal Years Ended	Minimum Rental Amount (in 000’s)
June 25, 2006	$1,808
June 24, 2007	1,758
June 30, 2008	1,747
June 28, 2009	1,690
June 27, 2010	1,690
Thereafter	1,483

Total	$10,176

During July 2003, the Company entered into an agreement to lease certain research and development equipment to a customer for the following twelve-month period. In May 2004, this agreement was amended and extended for an additional three months, after which the agreement continued on a month-to-month basis. In July 2005 the agreement was cancelled. As of June 26, 2005, the equipment cost is $1.7 million with accumulated depreciation of $1.3 million. During fiscal 2005, the Company received $428,000 in payments for the lease of this equipment.

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

The following are the components of income tax expense for the fiscal years ended June 26, 2005, June 27, 2004 and June 29, 2003:

	Year Ended (in 000’s)
	June 26, 2005	June 27, 2004	June 29, 2003
Current:
Federal	$19,545	$4,385	$1,874
State	4,079	955	388

	23,624	5,340	2,262
Deferred:
Federal	11,399	18,596	9,291
Foreign	(32)	—	—
State	(134)	1,697	710

	11,233	20,293	10,001

Income tax expense	$34,857	$25,633	$12,263

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

The actual income tax expense for the fiscal years ended June 26, 2005, June 27, 2004 and June 29, 2003, differed from the amounts computed by applying the U.S. federal tax rate of 35% to pre-tax earnings as a result of the following:

	Year Ended (in 000’s)
	June 26, 2005	% of Income	June 27, 2004	% of Income	June 29, 2003	% of Income
Federal income tax provision at statutory rate	$44,100	35%	$29,258	35%	$16,507	35%
Increase (decrease) in income tax expense resulting from:
State tax provision, net of federal benefit	3,224	2%	2,547	3%	318	1%
Extraterritorial taxable income credit	(4,908)	(4)%	(5,270)	(6)%	(1,800)	(4)%
Change in valuation allowance	(6,385)	(5)%	—	—	—	—
Increase in tax reserves	7,201	6%	—	—	—	—
Current benefit of worthless stock deduction	(6,533)	(5)%	—	—	—	—
Research and development credits	(1,459)	(1)%	(593)	(1)%	(2,285)	(5)%
Other	(383)	—	(309)	—	(477)	(1)%

Income tax expense	$34,857	28%	$25,633	31%	$12,263	26%

The Company realized tax benefits in the amount of $6.5 million related to the write-down of its investment in its wholly-owned subsidiary, Cree Microwave, for the fiscal year ended June 26, 2005.

The Company increased its tax reserves by $7.2 million for fiscal 2005 primarily due to certain tax positions involving the Cree Microwave acquisition.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of (in 000’s)
	June 26, 2005	June 27, 2004
Deferred tax assets:
Compensation	$270	$660
Inventory	408	1,585
Bad debt	475	315
Federal and state net operating loss carryforwards	19,819	1,384
Alternative minimum tax	1,769	5,965
Federal capital loss carry forwards	13,892	13,916
Research and development tax credits	10,616	7,697
Investments	962	3,678
Goodwill	—	26,586
Deferred revenue	790	—

Total gross deferred assets	49,001	61,786
Less valuation allowance	(11,209)	(17,594)

Net deferred tax assets	37,792	44,192

Deferred tax liabilities:
Property and equipment	(23,138)	(33,389)
Marketable securities	(3,855)	(3,675)
Tax reserves	(15,655)	(8,454)
Other	(67)	—

Net deferred tax liabilities	(42,715)	(45,518)

Net deferred tax assets (liabilities)	$(4,923)	$(1,326)

The components giving rise to the net deferred tax assets (liabilities) have been included in the accompanying consolidated balance sheets as follows:

	As of (in 000’s)
	June 26, 2005	June 27, 2004
Current Assets	$23,531	$2,560
Noncurrent Liabilities	(28,454)	(3,886)

Net	$(4,923)	$(1,326)

The Company established a valuation allowance for capital loss carryforwards and unrealized losses on certain securities as the Company believes that it is more likely than not that the tax benefits of the items will not be realized. For the twelve months ended June 26, 2005, the valuation allowance decreased by $6.4 million due primarily to the lapse of selling restrictions on the Company’s unrealized-gain on investments in marketable securities held-for-sale.

As of June 26, 2005, the Company has a federal capital loss carryforwards of $39.7 million, federal net operating loss carryovers of $47.2 million and state net economic loss carryovers of approximately $75.6 million. Additionally, the Company has $10.6 million of research and development tax credit carryforwards.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

The capital loss carryforwards will begin to expire in 2008, and a valuation allowance has been provided for losses that are not expected to be used prior to their expiration. The federal net operating loss carryovers will begin to expire in 2024. The state net economic loss carryovers and research and development tax credits will begin to expire in 2011. State incentive tax credits began to expire in 2004 and any unused credits will fully expire in 2012.

It is the Company’s policy to establish reserves for taxes that may become payable in future years. The Company establishes the reserves based upon management’s assessment of the exposure associated with the tax return deductions or credits. The Company analyzes the tax reserves at least annually and makes adjustments as events occur that warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return lapses, the Company expects to reduce the reserve associated with that period. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, the Company makes appropriate adjustments to the tax reserve.

The Company’s tax reserves as of June 26, 2005 and June 27, 2004 were approximately $15.7 million and $8.5 million, respectively. In fiscal 2005, the Company settled a state income tax examination resulting in a decrease in the tax reserves in the amount of $1.2 million. Additionally, based upon its assessment of risk related to other return deductions and credits impacting the current provision, the Company increased the tax reserves by $8.4 million for a net increase of $7.2 million for fiscal 2005. The primary factor for the $7.2 million increase in tax reserves was a $6.7 million increase associated with certain tax positions involving the Cree Microwave acquisition. The tax reserve was unchanged in fiscal year 2004.

14.    Contingencies

Cree, Inc. Securities Litigation

Between June 16 and August 18, 2003, certain alleged purchasers of the Company’s stock filed nineteen purported class action lawsuits in the United States District Court for the Middle District of North Carolina. The lawsuits name the Company, certain of its officers and current and former directors as defendants. On December 17, 2003, the court entered an order consolidating these actions and appointing a lead plaintiff and lead counsel for the consolidated cases. The lead plaintiff filed a consolidated amended complaint on January 16, 2004. The amended complaint asserted, among other claims, violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5, and violations of Section 20(a) and Section 18 of the Exchange Act against the individual defendants and also asserted claims against certain of the Company’s officers under Section 304 of the Sarbanes-Oxley Act of 2002. The amended complaint alleged that the Company made false and misleading statements concerning its investments in certain public and privately held companies, its acquisition of the UltraRF division of Spectrian, its supply agreement with Spectrian, its agreements with Charles & Colvard, Ltd. and its employment relationship with Eric Hunter and that its financial statements did not comply with the requirements of the securities laws during the class period. The amended complaint requested certification of a plaintiff class consisting of purchasers of the Company’s stock between August 12, 1998 and June 13, 2003 and sought, among other relief, unspecified damages and disgorgement of profits by the individual defendants, plus costs and expenses, including attorneys’, accountants’ and experts’ fees.

In February 2004, the Company moved that the court dismiss the consolidated amended complaint on the grounds that it fails to state a claim upon which relief can be granted and did not satisfy the pleading requirements under applicable law. On August 30, 2004, the court entered an order granting the motion to dismiss without prejudice and allowing the plaintiffs a period of time in which to file an amended

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

consolidated complaint. The plaintiffs filed a further amended complaint on October 14, 2004, asserting essentially the same claims and seeking the same relief as in their prior complaint. The Company filed a motion to dismiss this further amended complaint. On August 2, 2005, the court entered an order granting the Company’s motion to dismiss the plaintiffs’ amended complaint in its entirety with prejudice, thus bringing an end to the lawsuit, subject to any appeal that the plaintiffs may file.

Neumark v. Cree, Inc.

On June 27, 2005, Gertrude Neumark Rothschild commenced a patent infringement lawsuit against the Company by filing a complaint in the U.S. District Court for the Southern District of New York. In her complaint, the plaintiff alleges that the Company is infringing U.S. Patent No. 4,904,618, entitled “Process for Doping Crystals of Wide Band Gap Semiconductors,” and U.S. Patent No. 5,252,499, entitled “Wide Band-Gap Semiconductors Having Low Bipolar Resistivity and Method of Formation” by manufacturing, importing, using, selling and/or offering for sale LEDs and/or laser diodes created using processes claimed in the patents. The complaint seeks damages in an unspecified amount, an injunction against infringements, attorneys’ fees and costs. The Company has not yet filed its answer.

Other Matters

The Company is currently a party to other legal proceedings incidental to its business. Although the final resolution of these other matters cannot be predicted with certainty, management’s present judgment is that the final outcome of these matters will not likely have a material adverse effect on the Company’s consolidated financial condition or results of operations. If an unfavorable resolution occurs in these legal proceedings, the Company’s business, results of operations and financial condition could be materially adversely affected.

15.    Retirement Plan

The Company maintains an employee benefit plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code. Under the Plan, there is no fixed dollar amount of retirement benefits, and actual benefits received by employees will depend on the amount of each employee’s account balance at the time of retirement. All employees are eligible to participate under the Plan on the first day of a new fiscal month after date of hire. The Pension Benefit Guaranty Corporation does not insure the Plan. The Company may, at its discretion, make contributions to the Plan. During fiscal year 2005 the Company contributed $558,000 to the Plan. During the fiscal years ended June 27, 2004 and June 29, 2003, the Company did not make any contributions to the Plan.

16.    Recent Accounting Pronouncements

In November 2004, FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 during the three months ended December 26, 2004. The adoption of SFAS 151 did not have a material effect on the Company’s consolidated financial condition or results of operations.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

On December 16, 2004, FASB issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends SFAS 95. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of income based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted no later than the first annual period beginning after June 15, 2005. Early adoption was permitted in periods in which financial statements have not yet been issued. The Company will adopt the provisions of SFAS 123(R) as of June 27, 2005, the first day of fiscal 2006, and currently intends to use the modified-prospective method and the Black-Sholes valuation method.

As permitted by SFAS 123, through fiscal 2005 the Company accounted for share-based payments to employees using the intrinsic value method set forth in APB 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of the fair value method under SFAS 123(R) will have a significant impact on the Company’s results of operations. However, the Company’s overall financial position will not be affected by the adoption of SFAS 123(R). The actual impact of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard and therefore, the disclosure of pro forma net income and earnings per share in Note 2 to the Company’s consolidated financial statements, would remain the same. SFAS 123(R) also requires that tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as operating cash flow. This requirement will reduce net operating cash flow and increase net financing cash flow in periods after the adoption of SFAS 123(R). Estimation of the increase in net financing cash flow and decrease in net operating cash flow depends on the timing and exercise of stock options and is difficult to predict. The amount of operating cash flow recognized in prior periods for such excess tax deductions was $23.0 million, $3.1 million, and $5.2 million in the fiscal years ended 2005, 2004 and 2003, respectively.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2005

17.    Quarterly Results of Operations—Unaudited

The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 26, 2005 and June 27, 2004 (in thousands, except per share data).

	September 26, 2004	December 26, 2004		March 27, 2005		June 26, 2005		Fiscal Year 2005
Net revenue	$95,897	$97,574		$96,710		$98,883		$389,064
Cost of revenue	42,632	48,725		45,504	(3)	48,017		184,878
Net income	24,428	25,022	(1)(2)	20,683	(4)(5)	21,010	(6)	91,143

Earnings per share:
Basic	$0.33	$0.33		$0.27		$0.28		$1.22
Diluted	$0.32	$0.32		$0.27		$0.27		$1.18

	September 28, 2003	December 28, 2003		March 28, 2004		June 27, 2004		Fiscal Year 2004
Net revenue	$66,211	$73,063		$77,223		$90,862		$307,359
Cost of revenue	38,480	39,481		39,013		44,444		161,418
Net income	8,879	13,007		15,089		20,985		57,960

Earnings per share:
Basic	$0.12	$0.18		$0.20		$0.28		$0.78
Diluted	$0.12	$0.17		$0.20		$0.28		$0.77

(1)	Includes $2.0 million reserve for an other-than-temporary write-down on private company investments.
(2)	Includes a reduction in income tax expense of $7.9 million, as a lower valuation allowance was required related to an unrealized gain on a public company investment.
(3)	Includes a $1.8 million benefit related to a change in accounting for sales returns.
(4)	Includes a $2.8 million gain on the sale of a portion of a public company investment.
(5)	Includes an increase in income tax expense of $3.2 million, as a higher valuation allowance was required related to the change in market value of a public company investment.
(6)	Includes $6.7 million in pre-tax write-downs and charges related to the winding down of Cree Microwave. Also includes a $2.9 million benefit in income taxes related to adjustments for tax benefits associated with valuation allowance adjustments caused by the change in market value of a public company investment as well as other favorable tax adjustments.

The table above reflects certain reclassifications to the Company’s quarterly financial statements to conform to the fiscal 2005 presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity. The reclassifications include presenting patent amortization as a cost of product sales rather than as research and development expenses. The Company also began to allocate profit sharing bonus payments to cost of product sales, research and development and selling, general and administrative expenses rather than reflecting the entire amount of the bonus as selling, general and administrative expenses. The Company also began recording foreign currency provisions that are contractually provided by certain customers as product revenue rather than other non-operating income.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.

Changes to Internal Control Over Financial Reporting

In the course of our ongoing preparations for making management’s report on internal control over financial reporting included in this annual report, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have identified areas in need of improvement and have taken remedial actions to strengthen the affected controls as appropriate. From time to time, we make these and other changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control over financial reporting and which do not have a material effect on our overall internal control. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2005 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management believes that our internal control over financial reporting was effective as of June 26, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 26, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report on management’s assessment of internal control over financial reporting, which is included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Cree, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that Cree, Inc. maintained effective internal control over financial reporting as of June 26, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cree, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, management’s assessment that Cree, Inc. maintained effective internal control over financial reporting as of June 26, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cree, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 26, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cree, Inc. as of June 26, 2005 and June 27, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 26, 2005 of Cree, Inc. and our report dated August 10, 2005 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Raleigh, North Carolina

August 10, 2005

Item 9B.    Other Information

Not Applicable.

PART III

Certain information called for in items 10, 11,12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2005.

Item 10.    Directors and Executive Officers of the Registrant

We have adopted a Code of Ethics applicable to our senior financial officers, including our Chief Executive Officer and Chief Financial Officer. The full text of our Code of Ethics is published on our website at www.cree.com. We intend to disclose future amendments to, or waivers from, the Code of Ethics consistent with Item 5.05 of Form 8-K on our website within four business days following the date of such amendment or waiver. We will also provide a copy of our Code of Ethics to any person, without charge. All such requests should be in writing and sent to the attention of the Director, Investor Relations, Cree, Inc., 4600 Silicon Drive, Durham, NC 27703.

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table provides information, as of June 26, 2005, for all of our compensation plans (including individual compensation arrangements) under which we are authorized to issue equity securities.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	9,593,025	(2)	$26.97	1,712,464	(3)
Equity compensation plans not approved by security holders	1,932,383	(4)	$19.59	—

Total	11,525,408		$25.74	1,712,464

(1)	Refers to shares of our common stock.
(2)	Includes shares issuable upon exercise of outstanding options under the following plans in the amounts indicated: Equity Compensation Plan—9,133,475 shares; Stock Option Plan for Non-Employee Directors (“Director Plan”)—48,000 shares and 2004 Long-Term Incentive Compensation Plan (“LTIP”)—411,550 shares.
(3)	Includes shares remaining for future issuance under the following plans in the amounts indicated: the LTIP—1,616,724 shares; and 1999 Employee Stock Purchase Plan—95,740 shares.

(4)	Includes shares issuable upon exercise of outstanding options under the following plans in the amounts indicated: 2001 Nonqualified Stock Option Plan (“Nonqualified Plan”)—1,692,973 shares; Fiscal 2002 Stock Option Bonus Plan (“Fiscal 2002 Bonus Plan”)—26,920 shares; Fiscal 2001 Stock Option Bonus Plan (“Fiscal 2001 Bonus Plan”)—163,439 shares; and Nitres, Inc. 1999 Stock Option/Stock Issuance Plan (“Nitres Plan”)—49,051 shares. We assumed the options outstanding under the Nitres Plan, which have a weighted average exercise price of $0.005 per share, in connection with our acquisition of Nitres, Inc. in May 2000.

Other than the 1999 Employee Stock Purchase Plan, the only compensation plans or arrangements under which we are authorized to issue equity securities are the following (collectively, “Option Plans”): (1) the LTIP; (2) the Equity Compensation Plan; (3) the Nonqualified Plan; (4) the Fiscal 2002 Bonus Plan; (5) the Fiscal 2001 Bonus Plan; (6) the Director Plan; and (7) options assumed under the Nitres Plan in connection with our acquisition of Nitres, Inc. in May 2000. The only Option Plan under which we remain authorized to make future awards is the LTIP.

The 1999 Employee Stock Purchase Plan and all of the Option Plans have been previously approved by the shareholders with the exception of the Nonqualified Plan, the two Bonus Plans and the options assumed under the Nitres Plan. The Equity Compensation Plan was originally adopted by the Board of Directors in 1989 and approved by the shareholders in 1995. As permitted by its terms, the Equity Compensation Plan was amended by the Board of Directors in 1999 and 2000, without a shareholder vote, to authorize an additional 859,800 shares for nonqualified stock option grants to newly hired employees where the grants were deemed essential to induce such individuals to accept employment with us. A further amendment of the Equity Compensation Plan, increasing the shares authorized for issuance under the plan since its adoption to a total of 19,819,800 shares (including the 859,800 shares previously authorized by the Board of Directors), was approved by the shareholders in October 2000.

The following description of our Option Plans is merely a summary of some of their respective terms and provisions, is not intended to be a complete description and is qualified in its entirety by reference to the full text of the applicable plan.

Option Plans—General.    The Option Plans are administered under the direction of the Compensation Committee of the Board of Directors, which consists entirely of non-employee directors. The Committee has broad discretion to determine the terms and conditions of options granted under the Option Plans and must approve, among other things, recommendations regarding grants and grant guidelines with respect to (1) the individuals to whom option grants are to be made, (2) the time or times at which options are granted, (3) the number of shares subject to each option, (4) the vesting terms of each option and (5) the term of each option. The Option Plans prohibit the grant of options with an exercise price less than the fair market value of our common stock on the date of grant.

Each of the Option Plans provides that the option price, as well as the number of shares subject to options granted or to be granted under the plan, shall be appropriately adjusted in the event of any stock split, stock dividend, reclassification or other specified events involving a change in our capitalization. The terms of the Option Plans generally permit the Board of Directors to amend or terminate the plans, provided that no modification or termination may adversely affect prior awards without the participant’s approval and subject, in the case of the LTIP and Equity Compensation Plan, to obtaining shareholder approval to the extent required for incentive stock option grants under Section 422 of the Internal Revenue Code (“Code”). Each of the Option Plans gives the Compensation Committee of the Board of Directors the authority once an option has been granted to extend the period of time that an option may be exercised after termination of employment.

LTIP.    The LTIP was adopted by the Board of Directors and approved by the shareholders in November 2004 to replace the Equity Compensation Plan. The LTIP provides for grants to participants in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and performance units. Incentive stock options are awards intended to qualify for certain favorable tax treatment under Section 422 of the Code. To date no incentive stock options have been granted under the LTIP and none are presently contemplated. Only our employees, employees of our subsidiaries and non-employee directors are eligible to receive awards under the LTIP. As of June 26, 2005, there were outstanding nonqualified stock options to purchase 411,550 shares under the plan. During fiscal 2005, options to purchase a total of 420,950 shares were granted under the LTIP at an average exercise price of $31.61 per share.

Equity Compensation Plan.    The Equity Compensation Plan provided for grants to participants in the form of incentive stock options and nonqualified stock options. The Equity Compensation Plan was terminated as to future grants in November 2004. As of June 26, 2005, there were outstanding nonqualified stock options to purchase 9,133,475 shares under the plan. No incentive stock options were granted under the Equity Compensation Plan. During fiscal 2005, options to purchase a total of 1,519,862 shares were granted under the Equity Compensation Plan at an average exercise price of $30.84 per share.

Director Plan.    The Director Plan was adopted by the Board of Directors and approved by the shareholders in 1995. The Director Plan provided for fixed annual grants to our non-employee directors of nonqualified stock options to purchase shares of our common stock. The Director Plan was terminated as to future grants in 1997. As of June 26, 2005, there were options to purchase 48,000 shares outstanding under the Director Plan.

Nonqualified Plan.    The Nonqualified Plan was adopted by the Board of Directors in April 2001. The Nonqualified Plan provided for grants to eligible participants of nonqualified stock options to purchase shares of our common stock. None of our directors or officers was eligible to receive awards under the Nonqualified Plan. The Nonqualified Plan terminated as to additional grants in January 2003. As of June 26, 2005, there were options to purchase 1,692,973 shares outstanding under the Nonqualified Plan.

Fiscal 2001 and Fiscal 2002 Bonus Plans.    The Board of Directors adopted the Fiscal 2001 Bonus Plan in October 1999 in order to provide for grants of nonqualified stock options to our eligible employees (including employees of our controlled subsidiaries) for each quarter of fiscal 2001 if we achieved pre-established financial targets for the quarter. None of our directors or officers was eligible to receive awards under the plan, and employees participating in our cash incentive compensation programs did not participate in the plan. Participants in the Fiscal 2001 Bonus Plan received stock option grants for all four quarters of fiscal 2001 representing rights to purchase a total of 372,400 shares at an average exercise price of $27.85 per share. The Fiscal 2001 Bonus Plan terminated as to additional grants in September 2001. As of June 26, 2005, there were options to purchase 163,439 shares outstanding under the Fiscal 2001 Bonus Plan.

The Fiscal 2002 Bonus Plan was adopted by the Board of Directors in July 2001 with substantially the same terms as the Fiscal 2001 Bonus Plan. Under the Fiscal 2002 Bonus Plan, participants received only the first of the four potential option grants for fiscal 2002, with the options awarded representing rights to purchase a total of 84,306 shares at an average exercise price of $18.75 per share. The Fiscal 2002 Bonus Plan terminated as to additional grants in September 2002. As of June 26, 2005, there were options to purchase 26,920 shares outstanding under the Fiscal 2002 Bonus Plan.

Nitres Plan.    In connection with the acquisition of Nitres, Inc. in May 2000, pursuant to which Nitres became our wholly-owned subsidiary and changed its name to Cree Lighting Company, we assumed certain outstanding stock options granted under the Nitres Plan. Since the closing of the acquisition, no additional stock options have been awarded, nor are any authorized to be awarded, under the Nitres Plan. As of June 26, 2005, there were 49,051 nonqualified stock options outstanding under the Nitres Plan.

Item 13.    Certain Relationships and Related Transactions

Item 14.    Principal Accounting Fees and Services

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) (1) and (2) The financial statements and reports of independent registered public accounting firm are filed as part of this report (see “Index to Consolidated Financial Statements” at Part II, Item 8). The financial statement schedules are not included in this item as they are either not applicable or are included as part of the consolidated financial statements.

(a) (3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2	Bylaws, as amended effective August 19, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, as filed with the Securities and Exchange Commission on November 5, 2004)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2	Rights Agreement, dated as of May 30, 2002, between the Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively (incorporated herein by reference to Exhibit 4.01 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2002)

10.1*	Equity Compensation Plan, as amended and restated August 5, 2002 (terminated as to future grants effective November 4, 2004) (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement filed on Schedule TO, as filed with the Securities and Exchange Commission on February 14, 2003)

10.2*	2004 Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, as filed with the Securities and Exchange Commission on November 5, 2004)

10.3*	Stock Option Plan for Non-Employee Directors (terminated as to future grants pursuant to Board action dated September 1, 1997) (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 33-98958), as filed with the Securities and Exchange Commission on November 3, 1995)

10.4*	Nitres, Inc. 1999 Stock Option/Stock Issuance Plan (terminated as to future grants following the acquisition of Nitres, Inc. by the Company effective May 1, 2000) (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.5*	2001 Nonqualified Stock Option Plan (plan expired in January 2003) (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.6*	Fiscal 2001 Stock Option Bonus Plan (plan expired September 30, 2001) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.7*	Fiscal 2002 Stock Option Bonus Plan (plan expired September 30, 2002) (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

Exhibit No.	Description

10.8*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Non-employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.9*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.10*	Fiscal 2005 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, as filed with the Securities and Exchange Commission on November 5, 2004)

10.11*	Non-employee Director Schedule of Meeting Fees (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 25, 2005, as filed with the Securities and Exchange Commission on April 29, 2005)

10.12*	Charles M. Swoboda Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 13, 2004, as filed with the Securities and Exchange Commission on October 19, 2004)

10.13*	Letter Agreement, dated April 30, 2005, between F. Neal Hunter and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 30, 2005, as filed with the Securities and Exchange Commission on May 5, 2005)

10.14	License Agreement between the Company and North Carolina State University, dated December 3, 1987 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2 (Registration No. 33-55998), as filed with the Securities and Exchange Commission on December 21, 1992)

10.15	Amendment to License Agreement between the Company and North Carolina State University, dated September 11, 1989 (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2 (Registration No. 33-55998), as filed with the Securities and Exchange Commission on December 21, 1992)

10.16	Sublease Agreement, dated December 29, 2000, between Zoltar Acquisition Inc. (now Cree Microwave, LLC) and Spectrian Corporation (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K, dated December 29, 2000, as filed with the Securities and Exchange Commission on January 12, 2001)

10.17	Amended and Restated Distributorship Agreement, dated May 14, 2004, between the Company and Sumitomo Corporation (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004, as filed with the Securities and Exchange Commission on August 20, 2004) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.18	Letter Agreement, dated July 12, 2004, between the Company and Sumitomo Corporation (incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004, as filed with the Securities and Exchange Commission on August 20, 2004) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

Exhibit No.	Description

10.19	Letter Agreement, dated September 10, 2004, between the Company, Sumitomo Corporation and Sumitomo Corporation of America (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, as filed with the Securities and Exchange Commission on November 5, 2004) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.20	Amended and Restated Distributorship Agreement, dated May 25, 2005, between the Company, Sumitomo Corporation and Sumitomo Corporation of America (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 25, 2005, as filed with the Securities and Exchange Commission on June 1, 2005) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 18, 2005

CREE, INC.

By:	/S/ CHARLES M. SWOBODA
Charles M. Swoboda Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHARLES M. SWOBODA Charles M. Swoboda	Chairman, Chief Executive Officer and President	August 18, 2005

/S/ CYNTHIA B. MERRELL Cynthia B. Merrell	Chief Financial Officer and Chief Accounting Officer	August 18, 2005

/S/ JAMES E. DYKES James E. Dykes	Director	August 18, 2005

/S/ JOHN W. PALMOUR John W. Palmour, Ph.D.	Director	August 18, 2005

/S/ ROBERT J. POTTER Robert J. Potter, Ph.D.	Director	August 18, 2005

/S/ DOLPH W. VON ARX Dolph W. von Arx	Director	August 18, 2005

/S/ HARVEY A. WAGNER Harvey A. Wagner	Director	August 18, 2005

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2	Bylaws, as amended effective August 19, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, as filed with the Securities and Exchange Commission on November 5, 2004)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2	Rights Agreement, dated as of May 30, 2002, between the Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively (incorporated herein by reference to Exhibit 4.01 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2002)

10.1*	Equity Compensation Plan, as amended and restated August 5, 2002 (terminated as to future grants effective November 4, 2004) (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement filed on Schedule TO, as filed with the Securities and Exchange Commission on February 14, 2003)

10.2*	2004 Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, as filed with the Securities and Exchange Commission on November 5, 2004)

10.3*	Stock Option Plan for Non-Employee Directors (terminated as to future grants pursuant to Board action dated September 1, 1997) (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 33-98958), as filed with the Securities and Exchange Commission on November 3, 1995)

10.4*	Nitres, Inc. 1999 Stock Option/Stock Issuance Plan (terminated as to future grants following the acquisition of Nitres, Inc. by the Company effective May 1, 2000) (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.5*	2001 Nonqualified Stock Option Plan (plan expired in January 2003) (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.6*	Fiscal 2001 Stock Option Bonus Plan (plan expired September 30, 2001) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.7*	Fiscal 2002 Stock Option Bonus Plan (plan expired September 30, 2002) (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.8*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Non-employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.9*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

Exhibit No.	Description

10.10*	Fiscal 2005 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, as filed with the Securities and Exchange Commission on November 5, 2004)

10.11*	Non-employee Director Schedule of Meeting Fees (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 25, 2005, as filed with the Securities and Exchange Commission on April 29, 2005)

10.12*	Charles M. Swoboda Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 13, 2004, as filed with the Securities and Exchange Commission on October 19, 2004)

10.13*	Letter Agreement, dated April 30, 2005, between F. Neal Hunter and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 30, 2005, as filed with the Securities and Exchange Commission on May 5, 2005)

10.14	License Agreement between the Company and North Carolina State University, dated December 3, 1987 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2 (Registration No. 33-55998), as filed with the Securities and Exchange Commission on December 21, 1992)

10.15	Amendment to License Agreement between the Company and North Carolina State University, dated September 11, 1989 (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2 (Registration No. 33-55998), as filed with the Securities and Exchange Commission on December 21, 1992)

10.16	Sublease Agreement, dated December 29, 2000, between Zoltar Acquisition Inc. (now Cree Microwave, LLC) and Spectrian Corporation (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K, dated December 29, 2000, as filed with the Securities and Exchange Commission on January 12, 2001)

10.17	Amended and Restated Distributorship Agreement, dated May 14, 2004, between the Company and Sumitomo Corporation (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004, as filed with the Securities and Exchange Commission on August 20, 2004) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.18	Letter Agreement, dated July 12, 2004, between the Company and Sumitomo Corporation (incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004, as filed with the Securities and Exchange Commission on August 20, 2004) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.19	Letter Agreement, dated September 10, 2004, between the Company, Sumitomo Corporation and Sumitomo Corporation of America (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, as filed with the Securities and Exchange Commission on November 5, 2004) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.20	Amended and Restated Distributorship Agreement, dated May 25, 2005, between the Company, Sumitomo Corporation and Sumitomo Corporation of America (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 25, 2005, as filed with the Securities and Exchange Commission on June 1, 2005) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

Exhibit No.	Description

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan