Form 10-Q
period 2005-09-25
CREE INC
filed 2005-10-26
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005

Commission file number: 0-21154

CREE, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-1572719 (I.R.S. Employer Identification No.)

4600 Silicon Drive Durham, North Carolina (Address of principal executive offices)	27703 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share as of October 11, 2005 was 75,885,810.

CREE, INC.
FORM 10-Q

For the Three Months Ended September 25, 2005

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CREE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 25,	June 26,
	2005	2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$55,832	$70,925
Short-term investments held to-maturity	125,303	102,543
Accounts receivable, net	51,544	35,158
Interest receivable	2,543	2,139
Income tax receivable	9,900	9,900
Inventories, net	29,376	31,249
Deferred income taxes	23,531	23,531
Prepaid insurance	1,286	2,327
Prepaid expenses and other current assets	4,337	3,658
Total current assets	303,652	281,430

Property and equipment, net	335,364	341,396
Long-term investments held-to-maturity	114,812	103,791
Patent and license rights, net	29,129	28,891
Marketable securities available for sale	26,306	20,937
Other assets	1,565	963
Total assets	$810,828	$777,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$20,177	$23,465
Accrued salaries and wages	8,047	9,188
Other accrued expenses	9,038	3,316
Deferred revenue	-	67
Total current liabilities	37,262	36,036
Long-term liabilities:
Deferred income taxes	30,740	28,454
Total long-term liabilities	30,740	28,454
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at
September 25, 2005 and June 26, 2005; none issued and outstanding	-	-
Common stock, par value $0.00125; 200,000 shares authorized at
September 25, 2005 and June 26, 2005; 75,766 and 75,568 shares issued
and outstanding at September 25, 2005 and June 26, 2005, respectively	94	94
Additional paid-in-capital	553,080	548,342
Accumulated other comprehensive income, net of taxes	9,650	6,200
Retained earnings	180,002	158,282
Total shareholders’ equity	742,826	712,918
Total liabilities and shareholders’ equity	$810,828	$777,408

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	September 25,	September 26,
	2005	2004
Revenue:
Product revenue, net	$97,258	$90,186
Contract revenue, net	6,598	5,711
Total revenue	103,856	95,897

Cost of revenue:
Product revenue, net	48,554	38,341
Contract revenue, net	4,433	4,291
Total cost of revenue	52,987	42,632

Gross profit	50,869	53,265

Operating expenses:
Research and development	12,793	10,610
Sales, general and administrative	11,058	7,660
Impairment or loss on disposal of long-lived assets	777	78
Severance charges	391	-
Total operating expenses	25,019	18,348

Income from operations	25,850	34,917

Non-operating income:
Gain on investment in marketable securities	587	118
Other non-operating income	3	5
Interest income, net	2,325	1,149

Income before income taxes	28,765	36,189

Income tax expense	7,045	11,761
Net income	$21,720	$24,428

Earnings per share:
Basic	$0.29	$0.33
Diluted	$0.28	$0.32

Shares used in per share calculation:
Basic	75,601	73,503
Diluted	77,558	75,600

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Three Months Ended
	September 25,	September 26,
	2005	2004
Cash flows from operating activities:
Net income	$21,720	$24,428
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	17,815	15,210
Stock-based compensation	2,850	-
Loss on disposal of property, equipment and patents	777	78
Gain on investment in marketable securities	(587)	(118)
Amortization of patent and licensing rights	574	406
Amortization of premium on investments held to maturity	431	608
Changes in operating assets and liabilities:
Accounts and interest receivable	(16,790)	1,713
Inventories	2,599	(3,385)
Prepaid expenses and other current assets	362	(27)
Accounts payable, trade	(3,288)	5,738
Accrued expenses and other liabilities	4,514	9,105
Net cash provided by operating activities	30,977	53,756

Cash flows from investing activities:
Purchase of and deposits for property and equipment	(12,470)	(34,657)
Purchase of investments held to maturity	(59,884)	(42,132)
Proceeds from maturities of investments held to maturity	23,700	36,687
Proceeds from investments available for sale	954	-
Proceeds from sale of investment	1,972	-
Proceeds from sale of property and equipment	160	25
(Decrease) increase in other long-term assets	(602)	7
Purchase of patent and licensing rights	(1,063)	(921)
Net cash used in investing activities	(47,233)	(40,991)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,163	4,309
Net cash provided by financing activities	1,163	4,309

Net (decrease) increase in cash and cash equivalents	(15,093)	17,074
Cash and cash equivalents:
Beginning of period	$70,925	$81,472
End of period	$55,832	$98,546

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

The consolidated balance sheet at September 25, 2005, the consolidated statements of income and the consolidated statements of cash flow for the three months ended September 25, 2005 and September 26, 2004, respectively, have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for the three months ended September 25, 2005, and for all periods presented, have been made. The consolidated balance sheet at June 26, 2005 has been derived from the audited financial statements as of such date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s fiscal 2005 Annual Report on Form 10-K. The results of operations for the period ended September 25, 2005 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc., and its wholly owned subsidiaries Cree Microwave, LLC (“Cree Microwave”), Cree Employee Services Corporation, CI Holdings, Limited, Cree Asia-Pacific, Inc., Cree Japan, Inc., Cree International GmbH, Cree Europe GmbH and Cree Asia-Pacific Limited (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

Winding Down of Cree Microwave Business

In June 2005, the Company committed to a plan to discontinue the operations of Cree Microwave’s silicon-based radio frequency (“RF”) and microwave semiconductor business. Cree Microwave accepted last time buy orders for its silicon products through July 2005. The Company expects to complete the wind down of production at its silicon fabrication facility in Sunnyvale, California by December 2005, including the termination of all remaining employees at the site. The Company estimates that it will incur pre-tax charges totaling $13.0 million to $14.0 million related to the closure of this business. Approximately $7.5 million of these charges were recorded in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006. The write-downs recorded in the fourth quarter of fiscal 2005 related to the impairment of inventory, equipment and leasehold improvements as the business was expected to operate in a negative cash flow position through the wind down period ending December 2005. Other charges incurred during the fourth quarter of fiscal 2005 included severance and other employee-

related costs. During the fourth quarter of fiscal 2005, the Company also recorded a $652,000 inventory impairment to cost of product sales in the consolidated income statement and recorded charges of $5.5 million and $519,000 as operating expenses for the impairment of equipment and leasehold improvements and severance charges, respectively. During the first quarter of fiscal 2006, the Company recorded an additional $200,000 inventory impairment to cost of product sales, a $391,000 charge for severance expense and a $196,000 impairment of patents as operating expenses in its consolidated statement of income. The balance of these charges, including additional severance expense, costs to move equipment and a write-down for the remaining lease obligation, will likely be recorded during the second and third quarter of fiscal 2006. The Company expects to complete production for last time buy orders by December 2005; however, it will not be able to fully vacate the facility until March 2006. The Company and Cree Microwave are liable for lease expenses from the expected March 2006 closure of the facility through the November 2011 expiration of its lease. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company plans to reflect the Cree Microwave business as a discontinued operation in the third quarter of fiscal 2006 when the Sunnyvale, California facility closes.

The following table summarizes the changes during the first quarter of fiscal 2006 attributable to costs incurred and charged to expense, costs paid and any adjustments to the liability for the three months ended September 25, 2005 related to the exit activities for the Cree Microwave silicon business:

For the Three Months Ended September 25, 2005 (in thousands)
Balance at June 26, 2005	$218
Current period severance accrual	391
Severance fees paid	(100)
Balance at September 25, 2005	$509

Business Segments

The Company now operates in one segment globally. The Company no longer reports Cree Microwave as a separate segment due to its materiality. In addition, the Company announced the winding down of this business in fiscal 2006.

Reclassifications

Certain fiscal 2005 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2006 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

Fiscal Year

The Company’s fiscal year is a 52-or 53-week period ending on the last Sunday in the month of June. The Company’s 2006 fiscal year extends from June 27, 2005 through June 25, 2006 and is a 52-week fiscal year. The Company’s 2005 fiscal year extended from June 28, 2004 through June 26, 2005 and was a 52-week fiscal year.

Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at September 25, 2005 and June 26, 2005 and the reported amounts of revenues and expenses during the three months ended September 25, 2005 and September 26, 2004. Actual amounts could differ from those estimates.

Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):
	Three Months Ended	Three Months Ended
	September 25,	September 26,
	2005	2004

Basic:
Net income	$21,720	$24,428

Weighted average common shares	75,601	73,503

Basic earnings per common share	$0.29	$0.33

Diluted:
Net income	$21,720	$24,428

Diluted weighted average common shares:
Common shares outstanding	75,601	73,503
Dilutive effect of stock options	1,957	2,097
Total diluted weighted average common shares	77,558	75,600

Diluted earnings per common share	$0.28	$0.32

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” these shares were not included in calculating diluted earnings per share. For the three months ended September 25, 2005 and September 26, 2004, there were 5.3 million and 4.4 million shares, respectively, not included in calculating diluted earnings per share because their effect was considered to be antidilutive.

Revenue Recognition and Accounts Receivable

Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment. The majority of the Company’s products have shipping terms that are free on board ("FOB") or free carrier alongside ("FCA") shipping point, which means that the Company fulfills the obligation to deliver when the goods are handed over and into the charge of the carrier at the Company's shipping dock. This means that the buyer bears all costs and risks of loss or damage to the goods from such above-referenced delivery point. The difference between FOB and FCA is that under FCA terms the customer designates a shipping carrier of choice to be used. In certain cases, the Company ships its products cost insurance freight ("CIF"). Under this arrangement, revenue is recognized under FOB shipping point terms; however, the Company is responsible for the cost of insurance to transport the product as well as the cost to ship the product.

For all of its sales other than those with CIF terms, the Company invoices its customers only for shipping costs necessary to physically move the product from its place of business to the customer’s location. The costs primarily consist of overnight shipping charges. The Company incurs the direct shipping costs on behalf of the customer and invoices the customer to obtain direct reimbursement for such costs. The Company accounts for its shipping costs by recording the amount of freight that is invoiced to its customers as revenue, with the corresponding cost recorded as cost of revenue. For the three-month periods ended September 25, 2005 and September 26, 2004, amounts recognized as revenue for shipping and handling costs were $62,000 and $42,000, respectively. If inventory is maintained at a consigned location, revenue is recognized when the Company’s customer pulls product for its use and the title of the goods is transferred to the customer.

The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims for up to 36 months for Cree Microwave products and for lesser periods for Cree, Inc. products. In addition, certain of the Company’s sales arrangements provide for limited product exchanges and reimbursement of certain sales costs. As a result, the Company records an allowance for sales returns at the time of sale, which is recorded as a reduction of product revenue.

Prior to the third quarter of fiscal 2005, the Company deferred revenue equal to contractual levels under certain of its contracts and recognized the related revenue less any claims made against the reserves when the customer’s rights expired. The Company deferred revenue in this manner because the Company did not have sufficient historical information to provide a basis to reasonably estimate the amount of future claims under these contractual arrangements. In the third quarter of fiscal 2005, the Company determined that sufficient historical sales return information was available to enable the Company to reasonably estimate sales returns in accordance with criteria in Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Specifically, the Company reviews historical quarterly sales returns as a percentage of total sales. The returns are matched to the quarter when the sales were originally recorded. Based on a historical return percentage, the Company estimates its sales returns that have not yet occurred for product sales that have been recorded. The Company records the estimated sales returns as a reduction to product revenue in the consolidated statements of income and a reduction to accounts receivable in the consolidated balance sheets. The allowance for sales returns at September 25, 2005 and June 26, 2005 was $9.5 million and $9.6 million, respectively. The amount of deferred revenue at June 26, 2005 was $67,000. There was no deferred revenue at September 25, 2005.

In connection with the change in accounting for its estimate for sales returns, the Company also recorded an estimate in accordance with SFAS 48 for the value of product returns that it believes will be returned to inventory in the future and resold. This includes an estimate for costs of inventory that may be returned in the future. As of September 25, 2005 and June 26, 2005, the Company estimated the cost of future product returns at $1.7 million for each period, which was reflected in other current assets in the consolidated balance sheets and recorded as a reduction in the cost of product sales on the consolidated statements of income.

The Company also estimated an allowance for bad debt of $102,000 and $87,000 as of September 25, 2005 and June 26, 2005, respectively. The allowance for bad debt is recorded as a reduction in accounts receivable on the consolidated balance sheets and as sales, general and administrative expenses on the consolidated statements of income.

Revenue from contracts with the U.S. Government and certain private entities is recorded on the proportional performance method of accounting as contract expenses are incurred. Contract revenue represents reimbursement by various U.S. Government entities and other parties to aid in the development of new technologies. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. The contract funding may be based on either a cost-plus or a cost-share arrangement. The revenue recognized under each contract is determined by cost estimates that include direct costs plus an allocation for research and development, sales, general and administrative and the cost of capital expenses. Cost-plus revenue is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs relating to the activities to be performed by the Company under the contract are divided between the U.S. Government and the Company based on the terms of the contract. The government’s cost share is then paid to the Company. Activities performed under these arrangements include research regarding silicon carbide (“SiC”) and gallium nitride (“GaN”) materials and devices. The contracts typically require the submission of a written report that documents the results of such research, as well as some material deliverables.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, available for sale securities, accounts and interest receivable, accounts payable and other liabilities approximate fair values at September 25, 2005 and June 26, 2005.

Investments

Investments are accounted for using the specific identification method and in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in

Debt and Equity Securities” ("SFAS 115"). This statement requires certain securities to be classified into three categories:

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

As of September 25, 2005 and June 26, 2005, the Company held a long-term equity investment in the common stock of Color Kinetics, Incorporated ("Color Kinetics"). The Company accounts for its shares in Color Kinetics as available-for-sale securities under SFAS 115. Accordingly, unrealized gains or losses on Color Kinetics’ shares are excluded from earnings and are recorded as other comprehensive income, net of tax. Management classifies the shares as a long-term investment as the Company has the intent and the ability to hold these shares. During the first quarter of fiscal 2006, the Company sold 63,782 common shares of Color Kinetics for $954,000, and recognized a $587,000 gain. The Company held 1,795,660 common shares of Color Kinetics as of September 25, 2005. As of September 25, 2005 and June 26, 2005, the Company had recorded a cumulative unrealized gain on its investment in Color Kinetics of $16.0 million and $10.2 million, respectively, (or $9.7 million and $6.2 million, net of tax, respectively). The unrealized gain was based on the closing share price of the stock as of September 25, 2005 and June 26, 2005 to determine the fair market value for the Company’s investment of $26.3 million and $20.9 million, respectively.

For the three months ended September 25, 2005, the Company recorded a $2.2 million reduction in its income tax expense resulting from the reduction of its federal capital loss carry forward valuation allowance. In fiscal 2002, the Company recorded a deferred tax asset for the capital loss associated with certain other marketable securities that were carried forward for tax purposes. Additionally in fiscal 2002, the Company established a valuation allowance to fully reserve the tax benefits associated with the capital loss because the tax benefits were required to be offset against a capital gain. Based on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (“SFAS 109”), the valuation allowance should be adjusted for any new realizable federal capital gains or losses. Once contractual restrictions on the Company’s ability to transfer its shares of Color Kinetics stock expired in the second quarter of fiscal 2005, the increase in the market value of the Company’s investment in Color Kinetics became an unrealized capital gain that the Company could offset against the fiscal 2002 loss carry forward. For this reason, a portion of the valuation allowance associated with the prior year capital loss was reversed in the second quarter of fiscal 2005 and has been adjusted in each subsequent quarter. In future periods, the Company will continue to adjust its deferred tax asset valuation allowance in connection with any increase or decrease in the value of its investment in Color Kinetics, which could increase or decrease the income tax expense for such period.

As of September 25, 2005 and June 26, 2005, the Company held warrants to purchase stock in a privately held company with a carrying value of $37,000, representing the estimated value of the warrants.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method for finished goods and work-in-progress accounts. The Company uses the average cost method for raw materials at the Durham location and a standard cost method to value its inventory at the Sunnyvale location. It is the Company’s policy to record a reserve against inventory once it has been determined that conditions exist that may not allow the Company to sell the inventory for its intended purpose, the inventory’s value is determined to be less than cost or it is determined to be obsolete. The charge for inventory reserves is recorded as a cost of product revenue on the consolidated statements of income. The Company evaluates inventory levels quarterly against sales forecasts on a part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted quarterly to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management. During the first quarter of fiscal 2006, the Company recorded an impairment charge of $200,000 on its inventory of silicon-based products that the Company does not believe it will use to fulfill its remaining obligations to it customers under last-time buy arrangements.

As of September 25, 2005, the Company maintained a $1.2 million reserve for inventory. During the three months ended September 25, 2005, the Company scrapped $952,000 of previously reserved products as they could no longer be used in production or sold. The Company reduced the respective inventory reserves accordingly as of September 25, 2005.

The following is a summary of inventory (in thousands):
	September 25,	June 26,
	2005	2005
Raw materials	$4,679	$5,403
Work-in-progress	14,597	16,195
Finished goods	11,306	10,824
	30,582	32,422
Inventory reserve	(1,206)	(1,173)
Total inventory, net	$29,376	$31,249

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to 40 years. Leasehold improvements are amortized over the lesser of the asset life or the life of the related lease. Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in operations. During the three months ended September 25, 2005, the Company recorded a $527,000 charge for the disposal or impairment of property and equipment.

Impairment of Long-Lived Assets

In accordance with SFAS 144, the Company reviews long-lived assets for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable.

Patent and License Rights

Patent rights reflect costs incurred to enhance and maintain the Company's intellectual property position. License rights reflect costs incurred to use the intellectual property rights of others. The Company amortizes both on a straight-line basis over the lesser of 20 years from the date of patent application or over the license period. The related amortization expense was $574,000 and $406,000 for the three months ended September 25, 2005 and September 26, 2004, respectively. During the three months ended September 25, 2005, the Company’s silicon-based Cree Microwave business recorded a $196,000 impairment charge for patents as the Company is winding down this business.

Shareholders’ Equity

The following presents a summary of activity in shareholders’ equity for the three months ended September 25, 2005 (in thousands):
	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at June 26, 2005	$94	$548,342	$158,282	$6,200	$712,918
Common stock options exercised for cash, 92 shares	-	1,163	-	-	1,163
Stock-based compensation (a)	-	3,575	-	-	3,575
Net income	-	-	21,720	-	21,720
Unrealized gain on marketable securities, net of tax of $2,423	-	-	-	3,690	3,690
Reclassification of realized gain for sale of Color Kinetics’ stock, net of tax of $157	-	-	-	(240)	(240)
Comprehensive income	-	-	-	-	25,170
Balance at September 25, 2005	$94	$553,080	$180,002	$9,650	$742,826

(a)
Stock-based compensation reported on the Company’s Consolidated Statement of Income for the three months ended September 25, 2005 was $2.9 million. Approximately $725,000 of stock-based compensation was allocated to inventory on the Company’s Consolidated Balance Sheet as of September 25, 2005.

Research and Development

The U.S. Government and certain private entities have provided funding through research contracts for several of the Company's current research and development efforts. The contract funding may be based on either a cost-plus or a cost-share arrangement. The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, sales, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs are divided between the U.S. Government and the Company based on the terms of the contract. The government's cost share is then paid to the Company. Activities performed under these arrangements include research regarding SiC and GaN materials and devices. The contracts typically require the submission of a written report that documents the results of such research, as well as some material deliverables.

The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where the Company anticipates that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts where the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding as an offset of those expenses. The following table details information about contracts for which direct expenses exceeded funding by period as included in research and development expenses for the three-month periods ended September 25, 2005 and September 26, 2004:

	For Three Months Ended
	September 25, 2005 (in thousands)	September 26, 2004 (in thousands)
Cost to perform government contract	$460	$--
Government funding	435	--
Net amount of research and development costs	$25	$--

Income Taxes

For the three months ended September 25, 2005, the Company recorded a $2.2 million reduction in its income tax expense related to realized and unrealized capital gains on its investment in Color Kinetics. In fiscal 2002, the Company recorded a capital loss associated with certain other marketable securities that was carried forward for tax purposes. However, the Company fully reserved the tax benefits associated with the loss because it was more likely than not such benefits would expire unused by the Company. Based on SFAS 109, the valuation allowance should be adjusted for any new realizable federal capital gains or losses. Therefore, once the Company’s ability to transfer its shares of Color Kinetics stock was no longer contractually restricted, the increase in the market value of the Company’s investment in Color Kinetics was an unrealized capital gain that the Company could offset against the fiscal 2002 loss carry forward. For this reason, a portion of the valuation allowance associated with the prior year capital loss was reversed in the second quarter of fiscal 2005 and has been adjusted in each subsequent quarter. In future periods, the Company will continue to adjust its deferred tax asset valuation allowance in connection with any increase or decrease in the value of its investment in Color Kinetics, which could increase or decrease the income tax expense for such period.

Excluding the impact of the tax adjustments resulting from the Company’s investment in Color Kinetics, the Company has established an estimated tax provision based upon an effective rate of 32.2% for the three months ended September 25, 2005. The Company’s effective tax rate was 32.5% for the three months ended September 26, 2004. The estimated effective rate was based upon estimates of income for the fiscal year and projected differences between book and taxable income for the year. However, the actual effective tax rate may vary depending upon actual results compared to projected pre-tax book income for the year and other factors. Income taxes have been accounted for using the liability method in accordance with SFAS 109. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Stock-Based Compensation

At September 25, 2005, the Company has several equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors. The plans are as follows:

Long-Term Incentive Compensation Plan - This plan provides for awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, stock units and performance units. Currently, this is the only plan under which awards are authorized for grant. As approved by the shareholders in November 2004, the plan authorized issuance of up to 1,200,000 shares plus the number of shares then authorized for issuance under the Equity Compensation Plan, which were not thereafter used for awards under the Equity Compensation Plan. On August 16, 2005 the Board of Directors approved an amendment to the Long-Term Incentive Compensation Plan, subject to shareholder approval, to increase the shares authorized for issuance under the plan by 2,000,000 shares. Awards issued under the plan to date include only nonqualified stock options and restricted stock.

Equity Compensation Plan - This plan provided for grants in both the form of incentive stock options and nonqualified stock options. The plan was terminated as to future grants in November 2004.

Stock Option Plan for Non-Employee Directors- This plan provided for fixed annual non-qualified option grants to the Company's non-employee directors. The plan was terminated as to future grants in 1997.

2001 Nonqualified Stock Option Plan - This plan provided for non-qualified option grants to eligible employees. The plan was terminated as to future grants in 2003.

Fiscal 2001 Stock Option Bonus Plan - This plan provided for non-qualified option grants to eligible employees for each quarter of fiscal 2001. The plan expired as to future grants in September 2001.

Fiscal 2002 Stock Option Bonus Plan - This plan provided for non-qualified option grants to eligible employees for each quarter of fiscal 2002. This plan expired as to future grants in September 2002.

The Company also has an Employee Stock Purchase Plan (the “ESPP”) that will terminate on October 31, 2005. The ESPP has provided employees of the Company, and designated subsidiaries, the opportunity to purchase common stock through payroll deductions. The purchase price is set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the fair market value on the purchase date. Contributions are limited to 15% of each employee’s compensation. The participation periods had a 12-month duration, beginning in November and May of each year. The Company’s Board of Directors has approved a new Employee Stock Purchase Plan to begin November 3, 2005, subject to shareholder approval. If approved at the annual meeting of shareholders on November 3, 2005, the new plan would set the purchase price at 85% of the price on the purchase date and contributions would be limited to 15% of each employee’s compensation. A total of 1,350,000 shares of common stock were authorized for issuance under the current ESPP since its inception. The new Employee Stock Purchase Plan proposed for shareholder approval would authorize 600,000 shares for issuance.

Prior to June 27, 2005, the Company accounted for its equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company did not recognize stock-based compensation cost in its Consolidated Statement of Operations prior to June 27, 2005, as all options granted under its equity-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective June 27, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of June 26, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to June 26, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses the assumptions, noted in the following table. Expected volatility is based on implied volatilities from options traded on the Company’s common stock. The Company uses historical data to estimate option exercises and employee terminations used in the model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended
	September 25	September 26
	2005	2004
Stock Option Grants:
Risk-free interest rate	3.89%	3.69%
Expected life, in years	4.5	5.3
Expected volatility	42.0%	70.0%
Dividend yield	0%	0%

Employee Stock Purchase Plan:
Risk-free interest rate	3.2%	1.4%
Expected life, in years	0.5	0.8
Expected volatility	42.0%	70.0%
Dividend yield	0%	0%

Prior to June 27, 2005 and the adoption of SFAS 123R, the Company’s expected volatility on shares of its common stock was based on a weighted average of the implied volatility of publicly traded call options on its stock and the historical volatility of the Company’s stock price. However, as a result of adopting SFAS 123R the Company has determined that the implied volatility relating to the call options represents its best estimate of future expected volatility.

As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the three months ended September 25, 2005 are $2.9 million and $1.9 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended September 25, 2005 would have been $0.31 and $0.30, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.29 and $0.28, respectively. In addition, in connection with the Company’s adoption of SFAS 123R, net cash provided by operating activities increased by $2.9 million and net cash provided by financing activities was unchanged since there were no excess tax benefits from equity-based compensation plans.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans for the three months ended September 26, 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing model and amortized to expense over the options’ vesting periods.

Three Months Ended September 26, 2004 (in thousands, except per share amounts)
Net income, as reported	$24,428

Deduct: Total stock-based compensation expense
determined under fair value based method for
all awards, net of related tax effects	(5,058)

Pro forma net income	$19,370

Earnings per share:

Basic, as reported	$0.33
Basic, pro forma	$0.26

Diluted, as reported	$0.32
Diluted, pro forma	$0.26

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligations are conditional on a future event and where an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for conditional asset retirement obligations occurring during fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Contingencies
In re Cree, Inc. Securities Litigation

As reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2005, a consolidated class action was pending in the U.S. District Court for the Middle District of North Carolina seeking damages for alleged violations of securities laws by the Company and certain of its current and former officers and directors. In February 2004, the defendants moved that the court dismiss the consolidated amended complaint on the grounds that it failed to state a claim upon which relief can be granted and did not satisfy the pleading requirements under applicable law. On August 30, 2004, the court entered an order granting the motion to dismiss without prejudice and allowing the plaintiffs a period of time in which to file an amended consolidated complaint. The plaintiffs filed a further amended complaint on October 14, 2004, asserting essentially the same claims and seeking the same relief as in their prior complaint. The defendants filed a motion to dismiss this further amended complaint. On August 2, 2005, the court entered an order granting the motion to dismiss the plaintiffs’ amended complaint in its entirety with prejudice. On August 31, 2005, the plaintiffs filed an appeal of the dismissal to the U.S. Court of Appeals for the Fourth Circuit. The appeal currently is pending.

Neumark v. Cree, Inc.

The Company also reported in its most recent Annual Report on Form 10-K that a patent infringement action is pending against it in the U.S. District Court for the Southern District of New York. The complaint alleges that the Company is infringing two U.S. patents relating to wide band gap semiconductors by manufacturing, importing, using, selling and/or offering for sale LEDs and/or laser diodes created using processes claimed in the patents. On September 30, 2005, the Company filed an answer and counterclaims in which it denies any infringement and asserts, among other defenses, that the patents are invalid and are unenforceable under the doctrine of inequitable conduct. The counterclaims seek a declaratory judgment that the Company has not infringed the patents and that the patents are invalid and unenforceable.

The Company believes that the claims in these actions are without merit. However, the Company is unable to predict the final outcome of these matters. The Company's failure to successfully defend against these allegations could have a material adverse effect on its business, financial condition and results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Quarterly Report on Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All information contained in the following discussion relative to future markets for our products and trends in and anticipated levels of revenue, gross margins, and expenses, as well as other statements containing words such as “may,”“will,”“anticipate,”“target,”“plan,”“estimate,”“expect,” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made, and we have no duty to update them if our views later change.

Factors that could cause or contribute to such differences include: our ability to complete development and commercialization of products under development, such as our pipeline of brighter light emitting diodes (LEDs); our ability to lower costs; potential changes in demand; the risk that due to the complexity of our manufacturing processes and the transition of production to three-inch wafers, we may experience production delays that preclude us from shipping sufficient quantities to meet customer orders or that result in higher production costs and lower margins; risks associated with the ramp up of production for our new products; risks resulting from the concentration of our business among few customers, including the risk that customers may reduce or cancel orders or fail to honor purchase commitments; the rapid development of new technology and competing products that may impair demand or render our products obsolete; the potential lack of customer acceptance for our products; cash expenditures related to the discontinuation of Cree Microwave operations in Sunnyvale, California; Cree Microwave’s ability to sublease the Sunnyvale facility; our ability to complete the Cree

Microwave-Sunnyvale wind-down process by the end of calendar year 2005; and risks associated with our securities litigation. See "Certain Business Risks and Uncertainties” below, as well as other risks and uncertainties referenced in this report, for additional risk factors that could cause actual results to differ.

Overview

We develop and manufacture semiconductor materials and electronic devices made from silicon carbide (“SiC”), gallium nitride (“GaN”) and related compounds. The majority of our products are manufactured at our main production facility in Durham, North Carolina. We generate revenues from the following product lines:

•
LED chips and packaged products. We derive the largest portion of our revenue from the sale of blue, green and near ultraviolet (“UV”) LED chips. Some of our customers package our blue LEDs in combination with phosphors to create white LEDs. Our LED chips are packaged by our customers and used by manufacturers as a light source for mobile products, entertainment devices, indoor and outdoor full color displays, automotive interior lighting, miniature white lights, and other lighting applications. In fiscal 2005, we released a family of high power packaged LEDs called our XLamp™ products that are designed to compete with conventional lighting technology for certain specialty lighting applications. We sell packaged LED products in blue, green, white, amber and red colors. We currently are marketing these products for use in specialty lighting applications, architectural lighting, appliance lighting, flashlights and reading lamps. Sales of LED products represented 82% of our revenue each of the quarters ended September 25, 2005 and September 26, 2004, respectively.

•
Materials products. Our customers purchase our SiC and GaN wafers for use in manufacturing LEDs and power devices or for research and development. Sales of SiC and GaN wafers represented 5% and 7% of our revenue for the three months ended September 25, 2005 and September 26, 2004, respectively. We also sell SiC materials in bulk crystal form for use in gemstone applications. Sales of SiC crystals for use in gemstone applications represented 3% and 2% of our revenue for the three months ended September 25, 2005 and September 26, 2004, respectively.

•
High power products. These products include SiC power devices, wide bandgap radio frequency (“RF”) and microwave devices and silicon-based RF products. Our customers currently purchase Schottky diode products for use in power factor correction circuits for power supplies in computer servers and other applications. We also provide discrete SiC RF transistors, as well as a foundry service for wide bandgap MMICs, for use in communication applications, high power radar amplifiers, electronic warfare and wireless infrastructure. Sales of power devices and SiC-based RF devices represented --3% and 2% of our revenue for the three months ended September 25, 2005 and September 26, 2004, respectively. In June 2005, we announced plans to close our silicon-based RF and microwave business previously known as our Cree Microwave segment. This business produces semiconductor components for power amplifiers used for analog and digital base stations. This business, which is located in Sunnyvale, California, is expected to complete production for last-time buy orders in December 2005, and we expect to close the factory in the third quarter of fiscal 2006. Sales of RF devices from our Cree Microwave-Sunnyvale business represented 1% of our revenue for the three months ended September 25, 2005 and September 26, 2004, respectively.

We also generate revenue under contracts funded by government agencies. Government entities assist us in the development of new technology by funding a portion of our research and development efforts. Revenue from contract research funding represented 6% of our revenue in each of the quarters ended September 25, 2005 and September 26, 2004, respectively.

Industry Dynamics

Our business is affected by a number of industry factors, including: trends in mobile product designs and sales, competitive LED pricing pressures and the relative strength of each supplier’s intellectual property. The most significant market currently for our blue and green LED chips is for illumination purposes in mobile products, including LCD backlighting, keypad illumination and flash for cameras. LED sales for mobile products are impacted by the number of LEDs used in an application, which may vary depending on trends in the features of the application and the brightness of the LEDs used. Average LED sales prices decline each year as market players implement pricing strategies to strengthen or protect market share. To remain competitive, LED producers generally must increase product performance and reduce the average sales price at or above the market rate. Finally, vigorous protection and pursuit of intellectual property rights characterize the semiconductor industry. Customers’ purchasing decisions can be influenced by whether a product may infringe valid intellectual property rights.

Highlights and Outlook

Financial highlights from the first quarter of fiscal 2006

We reported our highest quarterly revenue in the first quarter of fiscal 2006 primarily due to growth in LEDs, high power products and contract revenue.

For our first quarter of fiscal 2006, LED revenue grew $1.0 million over LED revenue recorded in the fourth quarter of fiscal 2005, primarily from increased sales of our high brightness LEDs, which increased from 65% to 68% of our LED revenue sequentially. We estimate that much of this LED revenue increase resulted from the use of our products in white backlighting for LCDs in mobile products. Revenue from our mid-brightness LEDs declined from 32% of LED revenue in the fourth quarter of fiscal 2005 to 28% of LED revenue the first quarter of fiscal 2006. This decrease in mid-brightness LED revenue resulted from a shift in demand toward our UT 230™ chip that is sold at a low average selling price and is used in blue keypad designs for mobile products. We estimate that more than 50% of our overall LED sales in the first quarter of fiscal 2006 were related to mobile product applications.

During the first quarter of fiscal 2006, revenue from our high power products and contracts increased by $1.2 million and $2.1 million, respectively, over revenue from each category in the fourth quarter of fiscal 2005. The increase in high power products revenue resulted primarily from increased SiC MMIC foundry sales. Contract revenue increased due to new contract awards received from various government agencies.

Our gross margin was 49% of revenue.

For the first quarter of fiscal 2006, our cost of product revenue increased over the fourth quarter of fiscal 2005 due to higher product sales. Our first quarter cost of product revenue also included a $200,000 reserve for inventory for the silicon-based Cree Microwave business and a $628,000 charge resulting from stock compensation expense that we recorded for the first time as we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, “SFAS 123R”. Our LED product profitability declined in the first quarter of fiscal 2006 as our blended average sales price decreased 8% sequentially while average costs were unchanged compared to the fourth quarter of fiscal 2005. Our average sales price declined in part because of a strong product mix shift to our UT-230 chips to support a keypad application ramp up for mobile products. We also lowered our sales price on some of our high brightness products and increased our performance specifications as part of our strategy to increase market share in white LEDs used for mobile products. The higher brightness specifications required to support the new design wins resulted in lower production yields for certain products. As we continued the migration of our production from two-inch wafers to three-inch wafers, more than 60% of our LED chips were made from three-inch wafers during the first quarter of fiscal 2006. Three-inch wafers generally increase the number of chips made per wafer and lower the overall cost. During the first quarter of fiscal 2006, the benefit of this migration to three-inch wafers was offset by lower yields caused by the higher performance specifications. As a result, the average cost of LED products remained unchanged from the fourth quarter of fiscal 2005. We plan to continue to migrate more of our LED production from two-inch to three-inch SiC wafers during the remainder of fiscal 2006, which we target will increase the number of LED chips per wafer and therefore lower our overall LED chip cost. Also, during the second quarter of fiscal 2006 we target LED price declines in a range of 3% to 5% based on our analysis of our current backlog for the quarter as well as targeted LED price declines of approximately 25% to 30% for the entire fiscal year.

We achieved cash flow from operations of $31.0 million in the first quarter of fiscal 2006.

Cash and short and long-term investments increased from $277.3 million in the fourth quarter of fiscal 2005 to $295.9 million in the first quarter of fiscal 2006 due to higher profits, which was somewhat offset by capital expenditures of $12.5 million.

Outlook for Fiscal 2006

In fiscal 2006, we are working to increase the brightness of our LED products. If we are successful in developing brighter LEDs, we believe that we will have an opportunity to gain market share in the LCD backlight and camera flash markets for mobile products that use white LEDs. In addition to mobile products, we believe our new products can enable us to gain new customer designs for other high-brightness LED applications, such as specialty lighting, gaming machine designs, and displays.

We continue to expand our product offerings of our XLamp family of high-power packaged LED products. We are aiming to increase sales of XLamp products in the specialty lighting markets, including architectural lighting, appliance lights, flashlights and reading lights.

In order to expand our factory output and improve our yields, we plan to invest $90.0 million to $110.0 million during fiscal 2006 in capital equipment additions. We also may increase our research and development spending as a percentage of revenue over our fiscal 2005 level.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies and assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and we may be exposed to gains or losses that could be material.

Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies and Other Matters,” of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with our independent auditor and the Audit Committee of our Board of Directors.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
Revenue Recognition:
We provide our customers with limited rights of return for non-conforming shipments and warranty claims for up to 36 months for our Cree Microwave-Sunnyvale products and lesser periods for Cree products. In addition, certain of our sales arrangements provide for limited product exchanges. As a result, we record an allowance for sales returns at the time of sale, which is recorded as a reduction of product revenue and accounts receivable.

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

A 10% increase or decrease in our sales return estimates and estimates of products to be returned to inventory at September 25, 2005 would have affected net earnings by approximately $645,000 and $114,000, respectively, for the quarter ended September 25, 2005.

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

Using this impairment review methodology, we recorded long-lived asset impairment charges of $196,000 in the first quarter of fiscal 2005 and $5.5 million during the fiscal year ended June 26, 2005 related to plans to close our Cree Microwave-Sunnyvale facility and dispose of certain assets.

Tax Contingencies:
We are subject to periodic audits of our income tax returns by Federal, state and local agencies. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, including state and local taxes, we record reserves for what we identify as probable exposures. A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved. We have also established a valuation allowance for capital loss carry forwards and unrealized losses on certain securities, as we believe that it is more likely than not that the tax benefits of the items will not be realized.

The estimate of our tax contingencies reserve contains uncertainty because management must use judgment to estimate the exposures associated with various tax filing positions. To make these judgments, we make determinations about the likelihood that the specific taxing authority may challenge the tax deductions that we have taken on our tax return. Based on information about other tax settlements we estimate amounts that we may settle with taxing authorities in order to conclude audits.

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively; in the period such determination is made. As of September 25, 2005, we had established tax reserves of $16.7 million and a valuation allowance of $9.0 million.

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

If our estimates regarding customer demand and physical inventory losses are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established reserves that could be material. A 10% increase or decrease in our actual inventory reserve at September 25, 2005 would have affected net earnings by approximately $81,000 for the quarter ended September 25, 2005.

Accruals for Self Insured and Other Liabilities:
We make estimates for the amount of costs that have been incurred but not yet billed for general services, including legal, accounting fees, costs pertaining to our self-funded medical insurance and other expenses.

Our liabilities contain uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle claims and claims incurred but not reported as of the balance sheet date. When estimating our liabilities, we consider a number of factors, including interviewing our service providers for bills that have not yet been received. For self-insured liabilities, we estimate our liabilities based on historical claims experience.
If actual costs billed to us are not consistent with our assumptions and judgments, our expenses could be understated or overstated and these adjustments could materially affect our net income.
Accounting for Stock Based Compensation:
We account for stock-based employee compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, Shared-Based Payments (Revised). Under SFAS 123R, compensation cost is calculated on the date of the grant using the Black Scholes-Merton method. The compensation expense is then amortized over the vesting period.

We use the Black-Scholes-Merton model in determining fair value of our options at the grant date and apply judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option. Our estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could be material to our results of operations.

Results of Operations

The following table shows our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 25, 2005	Three Months Ended September 26, 2004
Revenue:
Product revenue, net	93.6%	94.0%
Contract revenue, net	6.4	6.0
Total revenue	100.0	100.0
Cost of revenue:
Product revenue	46.8	40.0
Contract revenue	4.3	4.5
Total cost of revenue	51.1	44.5
Gross margin	48.9	55.5
Operating expenses:
Research and development	12.3	11.0
Sales, general and administrative	10.6	8.0
Impairment or loss on disposal of long-lived assets	0.7	0.0
Severance charges	0.4	0.0
Other expense	0.0	0.1
Income from operations	24.9	36.4

Non-operating income:
Gain on investments in marketable securities	0.6	0.1
Interest income, net	2.2	1.2
Income before income taxes	27.7	37.7
Income tax expense	6.8	12.2
Net income	20.9%	25.5%

Three Months Ended September 25, 2005 and September 26, 2004

Revenue. Revenue increased 8% to $103.9 million in the first quarter of fiscal 2006 from $95.9 million in the first quarter of fiscal 2005. Higher revenue was attributable to greater product revenue, which increased 8% to $97.3 million in the first quarter of fiscal 2006 from $90.2 million in the first quarter of fiscal 2005. Much of the increase in revenue resulted from significantly higher unit shipments of our LED products, which increased 42% in the first quarter of fiscal 2006 as compared to the same quarter of the prior year. LED revenue was $84.6 million and $78.9 million, for the first quarter of fiscal 2006 and 2005, respectively.

Our LED revenue increased 7% in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 and made up 82% of our total revenue for the three months ended September 25, 2005. The increase in LED revenue was primarily due to increased high brightness chip sales for mobile products requiring white LEDs in keypads, backlights for LCD displays and camera flashes. Our high-brightness product sales were 66% and 54% of LED revenues for the three months ended September 25, 2005 and September 26, 2004, respectively. Our mid-brightness product sales declined as a percentage of total LED revenue to 28% as of September 25, 2005 from 40% as of September 26, 2004. Shipments of our standard brightness products were lower in the first quarter of fiscal 2006 in comparison to the prior year period due to reduced demand for automotive and indicator light applications. Our blended average LED sales price decreased 24% in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. This decrease was due to increasing price competitiveness in the marketplace for our high brightness and mid brightness devices.

Wafer product revenue was $5.1 million and $6.8 million, for the first quarter of fiscal 2006 and 2005, respectively. The average sales price increased 37% while units sold declined 45% during the first quarter of fiscal 2006 as compared to the prior year period. Therefore, wafer revenue decreased 24% as compared to the prior year period. The increase in the average sales price for our wafers was due mostly to a change in our product mix as we sold more high-grade wafers used by our customers for research and development projects. Wafer revenue made up 5% of our total revenue in the first quarter of fiscal 2006. SiC materials revenue for gemstone use was $3.2 million and $1.5 million, for the first quarter of fiscal 2006 and 2005, respectively. Revenue from sales of our SiC materials for use in gemstones increased 110% during the first quarter of fiscal 2006 as compared to the prior year period due to higher customer demand from our sole customer Charles & Colvard Ltd. Revenue from gemstone materials was 3% of our total sales for the first quarter of fiscal 2006.

Revenue from our high-power devices increased 118% to $3.3 million in the first quarter of fiscal 2006 from $1.5 million in the first quarter of fiscal 2005. Much of the increase in revenue resulted from the growth of our MMIC foundry sales. Revenue from high power devices was 3% of our total sales for the first quarter of fiscal 2006.

Revenue from silicon-based Cree Microwave products was $954,000 and $1.4 million, for the first quarter of fiscal 2006 and 2005, respectively. Silicon-based Cree Microwave revenue made up 1% of our total revenue for the first quarter of fiscal 2006. Revenue from these products decreased 34% in the first quarter of fiscal 2006 compared to the prior year period due to our announcement in June 2005 that we are winding down the silicon-based business in Sunnyvale, California and that we would complete last-time buy orders in December 2005. Overall, our average sales price for silicon-based Cree Microwave products was 15% higher compared to the prior year period due to a change in product mix. At this time we target that revenue from silicon microwave products under last-time buy arrangements will be approximately $2.8 million in the second quarter of fiscal 2006 and we target that such revenue will be zero thereafter.

Contract revenue was 6% of total revenue for the first quarter of fiscal 2006. Contract revenue increased 16% during the first quarter of fiscal 2006 compared to the same period of fiscal 2005 due to the start of new contracts that were awarded to us.

Gross Profit. Gross profit decreased 4% to $50.9 million in the first quarter of fiscal 2006 from $53.3 million in the first quarter of fiscal 2005. Compared to the prior year period, gross margin decreased from 55.5% to 48.9% of revenue. This decrease was driven by lower gross margin on sales of LED chips, for which blended average selling prices were 24% lower and costs were reduced by only 8% over the same period of fiscal 2005. Our average sales price declined due to our pricing strategy for high brightness chips and a shift in product mix to low priced UT230 products. As part of our strategy to increase our market share in white LED chips, we had to increase our performance specifications to support new design wins. The higher brightness requirements for our products resulted in lower overall yields, which offset the benefit of manufacturing more chips per wafer that was gained from our conversion to three-inch wafers. More than 60% of our LED chips were produced from three-inch wafers during the first quarter of fiscal 2006. We target the majority of our LED chips to be fabricated from three-inch wafers during fiscal 2006. During the first quarter of fiscal 2006, we also recorded a $200,000 write down of inventory related to the silicon-based Cree Microwave business and a $628,000 expense for stock compensation resulting from the adoption of SFAS 123R in that quarter.

Our silicon-based Cree Microwave business reported negative gross profit of $1.3 million for both the three months ended September 25, 2005 and September 26, 2004. With the previously announced winding down of our silicon-based business in December 2005, we target gross profit to improve by approximately $1.3 million beginning in the third quarter of fiscal 2006.

Wafer costs per unit for our materials sales were 18% higher in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 due to a different mix of products sold in the first quarter of fiscal 2006. Contract margin improved to 33% in the first quarter of fiscal 2006 compared to 25% the first quarter of fiscal 2005 as we began work under several new contracts.

During the second quarter of fiscal 2006, we target stock compensation expense to increase our cost of product sales from $628,000 recorded in the first quarter of fiscal 2006 to $1.2 million, as approximately $725,000 of stock compensation expense was allocated as inventory in the first quarter of fiscal 2006.

Research and Development. Research and development expenses increased 21% in the first quarter of fiscal 2006 to $12.8 million from $10.6 million in the first quarter of fiscal 2005. During the first quarter of fiscal 2006, research and development costs included $1.1 million in stock compensation expense resulting from our adoption of SFAS 123R. The remaining increase in research and development spending supported our three-inch LED wafer process development, our thin chip products, X-class and power chip LEDs, our XLamp high power packaged LEDs and other high brightness LED research programs. In addition, we funded ongoing development for higher power and higher linearity RF and microwave devices, near ultraviolet laser diodes and higher power diodes and switches. We target that research and development spending will increase in future quarters in line with our revenue.

Sales, General and Administrative. Sales, general and administrative expenses increased 44% in the first quarter of fiscal 2006 to $11.1 million from $7.7 million in the first quarter of fiscal 2005. During the first quarter of fiscal 2006, sales, general and administrative costs included $1.2 million in stock compensation expense resulting from our adoption of SFAS 123 R. Sales, general and administrative expenses also increased due to higher costs associated with our continued compliance with the Sarbanes-Oxley Act of 2002 and higher overall costs associated with our growth. In addition, we increased spending on sales and marketing in our high power packaged LED and power semiconductor products, and we target to increase these expenses in future quarters.

Impairment or Loss on Disposal of Long-Lived Assets. Impairment or loss on the disposal of long-lived assets increased 896% to $777,000 in the first quarter of fiscal 2006 as compared to $78,000 in the first quarter of fiscal 2005. During the first quarter of fiscal 2006, we recorded an impairment of $581,000 for building improvements that are no longer being used at our Durham facility and other disposals. During the three months ended September 25, 2005, the silicon-based Cree Microwave business also recorded a $196,000 impairment charge for patents as we are winding down this business.

Severance Charges. In the first quarter of fiscal 2006, we incurred $391,000 in severance charges for employees at our Cree Microwave-Sunnyvale facility. Severance costs are accrued ratably over the period between the communication date in the fourth quarter of fiscal 2005 and the actual termination date of these employees. We currently estimate that we will incur additional severance costs of approximately $300,000 during the second quarter of fiscal 2006 associated with the closure of the Sunnyvale facility. We anticipate that all remaining employees at the Sunnyvale facility will be terminated as of December 2005.

Gain on Investments in Marketable Securities. Gain on investments in marketable securities was $587,000 in the first quarter of fiscal 2006, compared to $118,000 in the first quarter of fiscal 2005. In the first quarter of fiscal 2006, we sold a small portion of our investment in Color Kinetics, Incorporated (Color Kinetics) for a realized gain of $587,000.

Interest Income, Net. Interest income, net increased 102% to $2.3 million in the first quarter of fiscal 2006 from $1.1 million in the first quarter of fiscal 2005, due to a combination of our greater cash balance and higher interest rates on our investments arising from rate increases that have occurred over the past 12 months.

Income Tax Expense. Income tax expense for the first quarter of fiscal 2006 was $7.0 million compared to $11.8 million in the first quarter of fiscal 2005. During the first quarter of fiscal 2006, our income tax expense decreased by $2.2 million for tax related adjustments to the valuation allowance previously established to offset our federal capital loss carryover deferred tax asset. Based on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the valuation allowance should be adjusted for any new realizable federal capital gains or losses. The contractual trading restrictions applicable to our investment in Color Kinetics expired on December 22, 2004. As a result, the $16.0 million unrealized federal capital gain, as well as the $587,000 realized federal capital gain, related to our investment in Color Kinetics required a $2.2 million reversal of the valuation allowance, which decreased income tax expense for the three months ended September 25, 2005. Without the tax adjustment for our investment in Color Kinetics, our effective income tax rate was 32.2% for the first quarter of fiscal 2006 compared to a 32.5% rate during the comparative period in fiscal 2005. We currently target that our effective tax rate for the remainder of fiscal 2006 will be approximately 32.2%.

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

Operating Activities:

In the first quarter for fiscal 2006, our operations provided $31.0 million of cash as compared to $53.8 million of cash provided in the first quarter of fiscal 2005. This decrease was primarily attributable to a $12.6 million decline in cash provided by working capital in the first quarter of fiscal 2006 compared to a $13.1 million increase in cash provided by working capital in the first quarter of fiscal 2005. In addition, results from the first quarter of fiscal 2006 included lower profits as net income decreased 11%, or $2.7 million to $21.7 million. Depreciation and amortization increased by $2.8 million in the first three months of fiscal 2006 compared to the first three months of fiscal 2005 due to the purchase of new equipment to support our business growth and patents being amortized. In addition, we also recorded a number of non-cash charges including $2.9 million of stock based compensation expense as a result of adopting the provisions of SFAS 123R and a $777,000 impairment or loss on the disposal of long-lived assets in the three months ended September 25, 2005.

During the first quarter of fiscal 2006, we used $12.6 million for servicing our working capital mostly due to higher accounts receivable and lower accounts payable balances, which were partly offset by lower inventory and higher accrued expenses. As of September 25, 2005, our inventory remained below our industry average at 50 days on hand. The decrease in inventory is primarily due to higher sales and our continued efforts to manage the levels of in stock inventory. We normally target our accounts receivable balances to average between 45 and 60 days outstanding; however, due to focused collections, our days sales outstanding was 39 days and 32 days for the periods ended September 25, 2005 and June 26, 2005, respectively, based on our monthly revenue profile calculation. Additionally, our accounts payable and accrued expenses increased by $1.2 million during the first quarter of fiscal 2006 primarily due to the timing of payments made to vendors.

Investing Activities:

In the first quarter of fiscal 2006, we used $47.2 million for investing, primarily reflecting net investments of $36.2 million made in securities held to maturity and $13.5 million in property and equipment and patent and licensing rights. The majority of the increase in our spending related to the reinvestment of operating cash in marketable investments to optimize investment yield and the addition of new equipment to increase manufacturing capacity in our manufacturing facilities.

Financing Activities:

In the first quarter of fiscal 2006, we generated $1.2 million from financing activities. The entire amount represents proceeds that were received from the exercise of stock options during the first quarter.

As of September 25, 2005, there remained approximately 5.5 million shares of our common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 2006. Since the inception of our stock repurchase programs in January 2001, we have repurchased 6.6 million shares of our common stock at an average price of $18.28 per share, with an aggregate value of $121.0 million. We intend to use available cash to purchase additional shares under the program. At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

Fiscal 2006 Outlook:

We plan to meet the cash needs for the business for fiscal 2006 through cash from operations and cash on hand. We also plan to meet long-term cash needs with cash flow from operations or cash on hand over the next two fiscal years. Actual results may differ from our targets for a number of reasons addressed in this report. We may also issue additional shares of common stock or use available cash on hand for the acquisition of complementary businesses or other significant assets. From time to time, we evaluate strategic opportunities and potential investments in complementary businesses and anticipate continuing to make such evaluations. As a result of our planned closure of the Cree Microwave-Sunnyvale facility, we target that we will need to make additional cash outlays for severance costs and possibly to buy out our lease that extends through November 2011. Unless we successfully negotiate a buy out of our existing lease in Sunnyvale, we may incur cash out flows of approximately $6.3 million over the next six years to satisfy those obligations.

As of September 25, 2005, our cash and cash equivalents and short-term investments combined increased $7.7 million, or 4%, over balances reported as of June 25, 2005. Our long-term investments held to maturity also increased by $11.0 million, or 11%, over balances reported as of June 25, 2005. The combined $18.7 million increase to net cash and investments resulted from profits in the first quarter of fiscal 2006. Our net property and equipment has decreased by $6.0 million or 2% since June 25, 2005 as depreciation expense more than offset investments made to expand production capacity. During the first quarter of fiscal 2006, we spent $12.5 million on capital additions. We target capital spending in fiscal 2006 to be in a range of $90.0 million to $110.0 million. These investments are intended to aid us in meeting current and what we view as increasing future customer product demands on a cost-effective basis. We target that these investments in additional equipment will allow us to meet increased demand for our products and thus may lead to higher revenue for us. The increased property investment will also result in higher depreciation expense.

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

•	changes in accounting rules, such as recording expenses for stock option grants;
•	our policy to fully reserve for all accounts receivable balances that are more than 90 days past due, which could impact our short-term results; and
•	changes in Federal budget priorities could adversely affect our contract revenue.

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

We believe that our ability to gain customer acceptance of our high-brightness and mid-brightness LED chip products and to achieve higher volume production and lower production costs for those products will be important to our future operating results. We must reduce costs of these products to avoid margin reductions from the lower selling prices we may offer due to our competitive environment and/or to satisfy prior contractual commitments. Achieving greater volumes and lower costs requires improved production yields for these products. We may encounter manufacturing difficulties as we ramp up our capacity to make our newest high brightness products.  Our failure to produce adequate quantities and improve the yields of any of these products could have a material adverse effect on our business, results of operations and financial condition.

Our operating results are substantially dependent on the development of new products based on our SiC and GaN technology.

Our future success will depend on our ability to develop new SiC and GaN solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner, and we must secure production orders from our customers. The development of new SiC and GaN products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Products currently under development include larger, higher quality substrates and epitaxy, wide bandgap RF and microwave products based on SiC and GaN, SiC power devices, near UV laser diodes, higher brightness LED products and high power packaged LEDs.  The successful development and introduction of these products depends on a number of factors, including the following:

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

Our LED revenues are highly dependent on our customers’ ability to produce competitive white LED products using our LED chips.

Some of our customers package our blue LEDs in combination with phosphors to create white LEDs. Growth for the sales of our high brightness chips is dependant upon our customers’ ability to produce competitive white LED products using our chips. Nichia Corporation, or Nichia, currently has the majority of the market share for white LEDs. The phosphor solutions that our customers have used in their products generally have not been as efficient as the phosphor solution that Nichia has used in its products. As a result, the white LEDs that our customers produce with our chips historically have not been as bright as Nichia’s white LEDs.  Even if our customers are able to develop more competitive white LED products, there can be no assurance that they will be able to compete with Nichia, which has an established market presence. Growth in sales of our high-brightness LED chips used in white light applications is dependent upon our customers’ ability to develop efficient white LED products using our chips.

We are highly dependent on trends in mobile products to drive a substantial percentage of LED demand.

Our results of operations could be adversely affected by reduced customer demand for LED products for use in mobile products. For fiscal 2005, we derived nearly one-half of our LED revenue from sales of our products into mobile appliance applications. In the first quarter of fiscal 2006 more than one-half of our LED revenue represented sales of our products into mobile product applications. Our design wins are spread over numerous models and customers. Our ability to maintain or increase our LED product revenue depends in part on the number of models into which our customers design our products and the overall demand for these products, which is impacted by seasonal fluctuations and market trends. For example, the adoption of full color screens has driven growth in the market for LEDs for use in mobile appliances in the past. As full color screens have penetrated the mobile product market, the growth rate of demand for LEDs has slowed, thereby increasing competition among LED suppliers and putting pressure on pricing. Also, design cycles in the handset industry are short and demand is volatile, which makes production planning difficult to forecast. Brightness performance, smaller size and price considerations are important factors in increasing our market share for mobile products.

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

The markets for our LED, RF and microwave and power semiconductor products are highly competitive. In the LED market, we compete with companies that manufacture or sell nitride-based LED chips as well as those that sell packaged LEDs. Competitors are offering new blue, green and white LEDs with aggressive prices and improved performance. These competitors may reduce average sales prices faster than our cost reduction, and competitive pricing pressures may accelerate the rate of decline of our average sale prices. The market for SiC wafers is also becoming competitive as other firms in recent years have begun offering SiC wafer products or announced plans to do so.

We expect competition to increase. In order to achieve our revenue growth objectives in fiscal 2006, we need to continue to develop new products that enable our customers to win new designs and increased market share in key applications such as mobile phones. One major supplier dominates this market and we anticipate that the competition for these designs will be intense and may result in lower sales prices of our products. Therefore, our ability to provide higher performance LEDs at lower costs will be critical to our success. Competitors may also try to align with some of our strategic customers. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Competitors also could invent new technologies that may make our products obsolete. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

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

There can be no assurance that third parties will not attempt to assert infringement claims against us with respect to our current or future products. We have also promised certain of our customers that we will indemnify them in the event they are sued by our competitors for intellectual property violations. Under this indemnification obligation we may be responsible for future payments to them to resolve infringement claims. From time to time we receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. Our practice is to investigate such claims to determine whether the assertions have merit and, if so, we take appropriate steps to seek to obtain a license or to avoid the infringement. However, we cannot predict whether a license will be available or that we would find the terms of any license offered acceptable or commercially reasonable. Failure to obtain a necessary license could cause us to incur substantial liabilities and costs and to suspend the manufacture of products.

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

We have experienced a period of significant growth that has challenged our management and other resources. We have grown from 680 employees on June 25, 2000 to 1,332 employees on June 26, 2005 and from revenues of $108.6 million for the fiscal year ended June 25, 2000 to $389.1 million for the fiscal year ended June 26, 2005. To manage our growth effectively, we must continue to:

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

We will spend substantial amounts of money in supporting our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development and administrative support. If we cannot attract qualified people or manage growth effectively, our business, operating results and financial condition could be adversely affected. For example, we are currently trying to build a worldwide team of sales, marketing and development and application support employees for our power, solid-state lighting and backlighting businesses. If we are not successful in recruiting personnel, our projected growth may be lower than our forecasts. Conversely, if the product demand from our customers does not expand as we anticipate, our margins may decrease in part due to higher costs associated with the greater capacity that has been added recently which would not be used.

Performance of our investments in other companies could affect our financial condition.

From time to time, we have made investments in public and private companies that engage in complementary businesses. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition as reflected in our consolidated balance sheets. In addition, if the decline in value is determined to be other-than-temporary, the related write-down could have a material adverse effect on our reported net income. We currently hold an interest in one public company. We do not currently hold any interests in private companies that have a net carrying value other than a $37,000 value relating to certain warrants held in a private company.

An investment in another company is subject to the risks inherent in the business of the company in which we have invested and to trends affecting the equity markets as a whole. Investments in private companies are subject to additional risks relating to the limitations on transferability of the interests due to the lack of a public market and to other transfer restrictions. Investments in publicly held companies are subject to market risks and may not be liquidated easily. As a result, we may not be able to reduce the size of our positions or liquidate our investments when we deem appropriate to limit our downside risk.

Our investments in other companies also may cause fluctuations in our earnings results. For example, during the first quarter of fiscal 2006, we recorded a $2.0 decrease in our income tax expense related to an unrealized capital gain on the Color Kinetics investment, which we offset against a prior year tax carry forward. In the fourth quarter of fiscal 2005, we recorded an $814,000 decrease in our tax expense related to an increase in value of our Color Kinetics investment. In future periods, we will be required to continue to adjust our deferred tax asset valuation allowance in connection with any increase or decrease in the value of our investment in Color Kinetics, which could increase or decrease our income tax expense for the period. This may cause fluctuations in our earnings results that do not accurately reflect our results from operations.

Our manufacturing capacity may not be aligned with customer demand.

Although we are taking steps to address our manufacturing capacity needs, if we are not able to increase our capacity to respond to customer demand, our business results from operations could be impacted. We are exploring ways to expand our manufacturing capacity and plan to make certain expenditures in fiscal 2006 to acquire new equipment. Any potential expansion projects may be delayed, cost more than we anticipate or require long transition periods, any of which could impact our ability to meet our customers’ demands and affect our operating results.

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

The process of winding down our Cree Microwave business could adversely affect our results of operation.

In June 2005, we announced plans to close Cree Microwave, our silicon RF and microwave semiconductor business in Sunnyvale, California. We accepted last-time buy orders from our customers through July 2005 and expect to wind-down operations by the end of calendar 2005. We have written down the assets and disclosed certain expenses we expect to incur in winding down the business and closing the Sunnyvale facility. We will continue to be obligated on our lease for that facility through November 2011. The amount of expense we expect to incur for lease obligations was calculated assuming that we sublease the facility beginning in fiscal 2007.  If our estimated expenditures related to the closure are higher than expected, we are unable to find a tenant to sublease the facility from us or we are unable to fulfill last-time buy orders and wind-down operations by the end of calendar 2005, our results of operation could be adversely affected.

If we are unable to attract and hire a new Chief Financial Officer or if the search process takes longer than expected, our business could suffer.

We are actively seeking a new Chief Financial Officer in response to the August 2005 announcement that Cynthia B. Merrell, our current Chief Financial Officer, is resigning. Ms. Merrell has agreed to continue her service as Chief Financial Officer until we secure a qualified successor but not later than mid-February 2006. There is intense competition for qualified senior management, particularly those with the financial expertise needed for this position. If we are unable to attract and hire a new Chief Financial Officer in a timely manner, our business could suffer from the uncertainty caused by the continued management search process. If Ms. Merrell were to step down prior to our hiring a replacement, our business could also be harmed.

Litigation could adversely affect our operating results and financial condition.

We are defendants in pending litigation (as described in “Part II, Item 1. Legal Proceedings” of this quarterly report and “Part II, Item 3. Legal Proceedings” of our annual report on Form 10-K for the fiscal year ended June 26, 2005) that alleges, among other things, violations of securities laws and patent infringement.  Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

Compliance with changing regulation of corporate governance and public disclosure may result in additional risks and expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the Securities and Exchange Commission, are creating uncertainty for public companies such as ours. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased sales, general and administrative expenses and a diversion of management time and attention. In particular, our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent accountants’ audit of that assessment have required, and we expect such efforts to continue to require, the commitment of significant financial and managerial resources. We cannot assure you that we will not discover a material weakness or significant deficiency in our internal control over financial reporting. If we discover a material weakness or significant deficiency, corrective action may be time-consuming, costly and further divert the attention of management. The disclosure of a material weakness or significant deficiency may cause our stock price to fluctuate significantly.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 25, 2005, we held a long-term investment in the equity of Color Kinetics, which is treated for accounting purposes under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) as an available-for-sale security. This investment is carried at fair market value based upon the quoted market price of that investment as of September 25, 2005, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

It is our policy to write down these types of equity investments to their market value and record the related write-down as an investment loss on our consolidated statements of operations if we believe that an other-than-temporary decline existed in our marketable equity securities. As of September 25, 2005, we do not believe that an other-than-temporary decline existed in our investment in Color Kinetics as the market value of the security was above our cost. This investment is subject to market risk of equity price changes. The fair market value of this investment as of September 25, 2005, using the closing sale price as of September 23, 2005, was $26.3 million, compared to the fair market value as of June 26, 2005, using the closing sale price as of June 24, 2005, which was $20.9 million.

As of September 25, 2005, we held warrants in the equity of a private company valued at $37,000. We hold and expect to continue to consider investments in minority interests in companies having operations or technology in areas within our strategic focus. We generally are not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid and do not fluctuate substantially from stated values. Many of our investments are in early stage companies or technology companies where operations are not yet sufficient to establish them as profitable concerns. One of our investments is in a publicly traded company whose share prices are subject to market risk. Management continues to evaluate its investment positions on an ongoing basis. See the footnote, “Investments,” in the consolidated financial statements included in Part 1 Item 1 of this report for further information on our policies regarding investments in private and public companies.

We have invested some of the proceeds from our cash from operations into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. These investments are A grade or better in accordance with our cash management policy. At September 25, 2005, we had $240.1 million invested in these securities, compared to $206.3 million at June 26, 2005. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported on our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair values and the amortized cost of these investments. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $24.0 million at September 25, 2005.

We currently have no debt outstanding or off-balance sheet obligations, commitments or contingencies or guarantees and we do not use special purpose entities for any transactions. With two of our larger customers, we maintain a foreign currency adjustment to our sales price if Japanese and Euro exchange rates against the U.S. dollar are not maintained. During the first quarter of fiscal 2006, we recognized zero of revenue associated with proceeds received from one of these customers for foreign currency adjustments. These revenue adjustments represent our main risk with respect to foreign currency, since our contracts and purchase orders are denominated in U.S. dollars. We have no commodity risk.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission’s rules and forms. The officers noted that during the period covered by this Form 10-Q, as a result of human error, we were late in filing a Form 8-K pursuant to Item 1.01 (Entry into a Material Definitive Agreement) relating to the renewal of our annual management incentive plan by the compensation committee of our board of directors, but that the fact that the filing had not been made was identified through our disclosure controls and procedures. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the first quarter of fiscal 2006 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In re Cree, Inc. Securities Litigation

As reported in our Annual Report on Form 10-K for the fiscal year ended June 26, 2005, a consolidated class action was pending in the U.S. District Court for the Middle District of North

Carolina seeking damages for alleged violations of securities laws by us and certain of our current and former officers and directors. In February 2004, the defendants moved that the court dismiss the consolidated amended complaint on the grounds that it failed to state a claim upon which relief can be granted and did not satisfy the pleading requirements under applicable law. On August 30, 2004, the court entered an order granting the motion to dismiss without prejudice and allowing the plaintiffs a period of time in which to file an amended consolidated complaint. The plaintiffs filed a further amended complaint on October 14, 2004, asserting essentially the same claims and seeking the same relief as in their prior complaint. The defendants filed a motion to dismiss this further amended complaint. On August 2, 2005, the court entered an order granting the motion to dismiss the plaintiffs’ amended complaint in its entirety with prejudice. On August 31, 2005, the plaintiffs filed an appeal of the dismissal to the U.S. Court of Appeals for the Fourth Circuit. The appeal currently is pending.

Neumark v. Cree, Inc.

We also reported in our most recent Annual Report on Form 10-K that a patent infringement action is pending against us in the U.S. District Court for the Southern District of New York. The complaint alleges that we are infringing two U.S. patents relating to wide band gap semiconductors by manufacturing, importing, using, selling and/or offering for sale LEDs and/or laser diodes created using processes claimed in the patents. On September 30, 2005, we filed an answer and counterclaims in which we deny any infringement and assert, among other defenses, that the patents are invalid and are unenforceable under the doctrine of inequitable conduct. Our counterclaims seek a declaratory judgment that we have not infringed the patents and that the patents are invalid and unenforceable.

We believe that the claims in these actions are without merit. However, we are unable to predict the final outcome of these matters. Our failure to successfully defend against these allegations could have a material adverse effect on our business, financial condition and results of operations.

Item 6. Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

10.1	Form of Master Restricted Stock Award Agreement
10.2
Fiscal 2006 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on October 21, 2005)

10.3
Letter Agreement, dated August 10, 2005, between Cynthia B. Merrell and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on August 12, 2005)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

Date: October 26, 2005

/s/ Cynthia B. Merrell
Cynthia B. Merrell Chief Financial Officer and Treasurer (Authorized Officer and Chief Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Master Restricted Stock Award Agreement
10.2
Fiscal 2006 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on October 21, 2005)

10.3
Letter Agreement, dated August 10, 2005, between Cynthia B. Merrell and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on August 12, 2005)

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