Form 10-Q
period 2005-12-25
CREE INC
filed 2006-01-31
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2005

Commission file number: 0-21154

CREE, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-1572719
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4600 Silicon Drive
Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code)

(919) 313-5300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share as of January 6, 2006 was 76,312,843.

Index

CREE, INC.
FORM 10-Q

For the Three and Six Months Ended December 25, 2005

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CREE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 25,	June 26,
	2005	2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$67,087	$70,925
Short-term investments held-to-maturity	176,002	102,543
Accounts receivable, net	47,067	34,476
Interest receivable	3,178	2,139
Income tax receivable	-	9,900
Inventories, net	27,159	30,045
Deferred income taxes	10,420	23,531
Prepaid insurance	2,751	2,199
Prepaid expenses and other current assets	3,275	3,454
Assets of discontinued operations	3,037	3,149
Total current assets	339,976	282,361

Property and equipment, net	335,639	340,689
Long-term investments held-to-maturity	95,246	103,791
Patent and license rights, net	29,521	28,667
Marketable securities available for sale	26,684	20,937
Other assets	3,024	963
Total assets	$830,090	$777,408
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$22,132	$23,153
Accrued salaries and wages	8,714	8,934
Other accrued expenses	4,232	3,312
Deferred revenue	1,963	-
Liabilities of discontinued operations	1,699	637
Total current liabilities	38,740	36,036
Long-term liabilities:
Deferred income taxes	30,889	28,454
Long-term liabilities of discontinued operations	2,090	-
Total long-term liabilities	32,979	28,454
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at
December 25, 2005 and June 26, 2005; none issued and outstanding	-	-
Common stock, par value $0.00125; 200,000 shares authorized at
December 25, 2005 and June 26, 2005; 76,154 and 75,568 shares issued
and outstanding at December 25, 2005 and June 26, 2005, respectively	95	94
Additional paid-in-capital	550,686	548,342
Accumulated other comprehensive income, net of taxes	9,879	6,200
Retained earnings	197,711	158,282
Total shareholders’ equity	758,371	712,918
Total liabilities and shareholders’ equity	$830,090	$777,408

The accompanying notes are an integral part of the consolidated financial statements.

Index
CREE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2005	2004	2005	2004
Revenue:
Product revenue, net	$98,701	$90,055	$195,004	$178,805
Contract revenue, net	6,939	6,005	13,538	11,716
Total revenue	105,640	96,060	208,542	190,521

Cost of revenue:
Product revenue, net	48,387	40,521	94,688	76,099
Contract revenue, net	5,023	5,053	9,457	9,344
Total cost of revenue	53,410	45,574	104,145	85,443

Gross profit	52,230	50,486	104,397	105,078

Operating expenses:
Research and development	14,785	10,294	27,577	19,881
Sales, general and administrative	10,834	7,118	21,569	13,957
Loss on disposal of property and equipment	132	248	700	326
Total operating expenses	25,751	17,660	49,846	34,164

Income from operations	26,479	32,826	54,551	70,914

Non-operating income:
Gain on investments in marketable securities	-	-	587	118
Loss on long-term investments	-	(1,992)	-	(1,992)
Other non-operating income	-	-	3	5
Interest income, net	2,969	1,139	5,295	2,288

Income from continuing operations before
income taxes	29,448	31,973	60,436	71,333

Income tax expense	9,390	4,880	17,149	17,655
Income from continuing operations	20,058	27,093	43,287	53,678
Loss from discontinued operations, net of related income
tax benefit	(2,349)	(2,071)	(3,858)	(4,228)
Net income	$17,709	$25,022	$39,429	$49,450

Earnings per share:
Basic:
Income from continuing operations	$0.26	$0.36	$0.57	$0.72
Loss from discontinued operations	$(0.03)	$(0.03)	$(0.05)	$(0.06)
Net income	$0.23	$0.33	$0.52	$0.66
Diluted:
Income from continuing operations	$0.26	$0.35	$0.56	$0.70
Loss from discontinued operations	$(0.03)	$(0.03)	$(0.05)	$(0.06)
Net income	$0.23	$0.32	$0.51	$0.64

Shares used in per share calculation:
Basic	75,996	75,383	75,784	74,443
Diluted	77,612	78,298	77,675	77,020
The accompanying notes are an integral part of the consolidated financial statements.

Index

CREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)
	Six Months Ended
	December 25,	December 26,
	2005	2004
Cash flows from operating activities:
Net income	$39,429	$49,450
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	35,664	32,222
Stock-based compensation	6,328	-
Impairment or loss on disposal of property, equipment
and patents	4,077	326
Gain on sale of investment in marketable securities	(587)	(118)
Amortization of patent and licensing rights	1,168	803
Amortization of premium on investments held to maturity	746	1,229
Write-down of long-term investments	-	1,992
Deferred income taxes	-	(6,034)
Changes in operating assets and liabilities:
Accounts and interest receivable	(15,136)	(6,103)
Inventories	4,671	(5,681)
Prepaid expenses and other current assets	9,609	(2,282)
Accounts payable, trade	(750)	13,281
Accrued expenses and other liabilities	2,469	13,551
Net cash provided by operating activities	87,688	92,636

Cash flows from investing activities:
Purchase of property and equipment	(31,726)	(82,525)
Purchase of investments held to maturity	(111,581)	(77,525)
Proceeds from maturities of investments held to maturity	43,950	57,697
Proceeds from investments available for sale	954	-
Proceeds from sale of investment	1,972	-
Proceeds from sale of property and equipment	527	225
(Decrease) increase in other long-term assets	(2,062)	47
Purchase of patent and licensing rights	(2,107)	(1,663)
Net cash used in investing activities	(100,073)	(103,744)

Cash flows from financing activities:
Net proceeds from issuance of common stock	8,547	48,177
Net cash provided by financing activities	8,547	48,177

Net (decrease) increase in cash and cash equivalents	(3,838)	37,069
Cash and cash equivalents:
Beginning of period	$70,925	$81,472
End of period	$67,087	$118,541

The accompanying notes are an integral part of the consolidated financial statements.

Index

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation

The consolidated balance sheet at December 25, 2005, the consolidated statements of income for the three and six months ended December 25, 2005 and December 26, 2004, and the consolidated statements of cash flow for the six months ended December 25, 2005 and December 26, 2004 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at December 25, 2005, and for all periods presented, have been made. The consolidated balance sheet at June 26, 2005 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s fiscal 2005 Annual Report on Form 10-K. The results of operations for the period ended December 25, 2005 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

Discontinued Operations

Effective December 25, 2005, the Company has discontinued the operations of its silicon-based radio frequency (“RF”) and microwave semiconductor business conducted by Cree Microwave. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reflected the operating results for the Cree Microwave silicon-based RF and microwave business for the three and six months ended December 25, 2005 and 2004 and the assets and liabilities of the Cree Microwave silicon business on the balance sheet at December 25, 2005 and June 26, 2005 as a discontinued operation and has restated the three and six-month periods ended December 26, 2004 to reflect the discontinued operations.

Index

As of December 25, 2005, the Company completed production of all last time buy orders for its silicon products and terminated remaining employees of the Cree Microwave subsidiary. Through the end of the second quarter of fiscal 2006, the Company has incurred pre-tax charges totaling $11.4 million related to the closure of this business. During the second quarter of fiscal 2006, the Company recorded a $232,000 charge for severance expense, a $468,000 write-down of inventory that was scrapped, a $93,000 fixed asset impairment and a $3.1 million charge for an accrual relating to the remaining lease contract obligation for the Sunnyvale facility. For the six months ended December 25, 2005, the Company recorded a $668,000 inventory impairment charge, a $624,000 severance expense charge, and a $303,000 charge for the impairment of property, equipment and patents and a charge of $3.1 million for the remaining lease obligation for the Sunnyvale facility. In the fourth quarter of fiscal 2005, the Company recorded a charge of $652,000 for inventory impairment, $5.5 million for the impairment of property, equipment and patents and $519,000 for severance expenses related to the Cree Microwave business.

The Company remains liable for the operating lease expenses of the Sunnyvale facility through November 2011. However, in accordance with the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company has determined that the operations of the Sunnyvale facility had ceased and no longer provide economic benefit and as a result has recorded a liability of $3.1 million for the on-going lease obligation. This liability represents the fair value of the remaining lease liability based on an estimate of the present value of the remaining lease rentals reduced by an estimate of sublease rental income that may be obtained for the property through the expiration of the lease term.

The Company believes the significant write-downs related to the closure of the Sunnyvale facility have been completed; however, there may be future adjustments to the estimate for the accrual of the lease contract obligations. The following table summarizes the changes during the first six months of fiscal 2006 attributable to costs incurred and charged to expense, costs paid and any adjustments to the liability for the six months ended December 25, 2005 related to the exit activities for the Cree Microwave silicon business (in thousands):

For the Six Months Ended December 25, 2005
Balance at June 26, 2005	$218
Current period severance accrual	624
Severance fees paid	(431)
Contract termination costs	3,075
Balance at December 25, 2005	$3,486

In accordance with the provisions of SFAS 144, the following table summarizes the amounts of revenue and pre-tax losses reported in discontinued operations for the respective income statement periods presented (in thousands):

Index

	Three Months Ended		Six Months Ended
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004
Product revenue, net	$3,312	$1,514	$4,266	$2,950

Loss before income taxes	$(3,460)	$(3,083)	$(5,682)	$(6,254)

Business Segments

As a result of the closure of the Cree Microwave silicon business, the Company now operates in one segment globally.

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

Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at December 25, 2005 and June 26, 2005 and the reported amounts of revenues and expenses during the three and six months ended December 25, 2005 and December 26, 2004. Actual amounts could differ from those estimates.

Index

Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004
Basic:
Net income	$17,709	$25,022	$39,429	$49,450

Weighted average common shares	75,966	75,383	75,784	74,443

Basic earnings per common share	$0.23	$0.33	$0.52	$0.66

Diluted:
Net income	$17,709	$25,022	$39,429	$49,450

Diluted weighted average common shares:
Weighted average common shares outstanding	75,966	75,383	75,784	74,443
Dilutive effect of stock options and warrants	1,646	2,915	1,891	2,577
Diluted weighted average common shares	77,612	78,298	77,675	77,020

Diluted earnings per common share	$0.23	$0.32	$0.51	$0.64

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” these shares were not included in calculating diluted earnings per share. For the three and six months ended December 25, 2005, there were 6.3 million and 5.4 million shares, respectively, not included in calculating diluted earnings per share because their effect was considered to be antidilutive. For the three and six months ended December 26, 2004, there were 1.8 million and 3.5 million shares, respectively, not included in calculating diluted earnings per share because their effect was considered to be antidilutive.

Index

Revenue Recognition and Accounts Receivable

Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order or contract is received from the customer, the price is fixed, title of the goods has transferred and there is reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment. The majority of the Company’s products have shipping terms that are free on board ("FOB") or free carrier alongside ("FCA") shipping point, which means that the Company fulfills the obligation to deliver when the goods are handed over and into the charge of the carrier at the Company's shipping dock. This means that the buyer bears all costs and risks of loss or damage to the goods from such above-referenced delivery point. The difference between FOB and FCA is that under FCA terms the customer designates a shipping carrier of choice to be used. In certain cases, the Company ships its products cost insurance freight ("CIF"). Under this arrangement, revenue is recognized under FOB shipping point terms; however, the Company is responsible for the cost of insurance to transport the product as well as the cost to ship the product.

For all of its sales other than those with CIF terms, the Company invoices its customers only for shipping costs necessary to physically move the product from its place of business to the customer’s location. The costs primarily consist of overnight shipping charges. The Company incurs the direct shipping costs on behalf of the customer and invoices the customer to obtain direct reimbursement for such costs. The Company accounts for its shipping costs by recording the amount of freight that is invoiced to its customers as revenue, with the corresponding cost recorded as cost of revenue. For the three and six-month periods ended December 25, 2005, amounts recognized as revenue for shipping and handling costs were $61,000 and $123,000, respectively. For the three and six-month periods ended December 26, 2004, amounts recognized as revenue for shipping and handling costs were $46,000 and $87,000, respectively. If inventory is maintained at a consigned location, revenue is recognized when the Company’s customer pulls product for its use and the title of the goods is transferred to the customer.

The Company provides its customers with limited rights of return for non-conforming shipments up to 36 months for Cree Microwave’s silicon-based products and for lesser periods for Cree, Inc. products. In addition, certain of the Company’s sales arrangements provide for limited product exchanges and reimbursement of certain sales costs. As a result, the Company records an allowance for sales returns at the time of sale, which is recorded as a reduction of product revenue.

Index

During fiscal 2005, the Company determined that sufficient historical sales return information was available to enable the Company to reasonably estimate sales returns in accordance with criteria in Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Specifically, the Company reviews historical quarterly sales returns as a percentage of total sales. The returns are matched to the quarter when the sales were originally recorded. Based on a historical return percentage, the Company estimates its sales returns that have not yet occurred for product sales that have been recorded. The Company records the estimated sales returns as a reduction to product revenue in the consolidated statements of income and a reduction to accounts receivable in the consolidated balance sheets. During the second quarter of fiscal 2006, the Company reduced its allowance for sales returns by $1.3 million as the Company determined that it has experienced a trend of lower actual customer returns over the past few quarters. The allowance for sales returns at December 25, 2005 and June 26, 2005 was $8.2 million and $9.6 million, respectively.

In accordance with SFAS 48, the Company also records an estimate for the value of product returns that it believes will be returned to inventory in the future and resold. During the second quarter of fiscal 2006, the Company recorded a $184,000 reduction in its estimate for the value of product returns that it believed would be returned to inventory as a result of the $1.3 million reduction to the allowance for sales returns and trend of lower actual customer returns. As of December 25, 2005 and June 26, 2005, the Company estimated the cost of future product returns at $1.5 million and $1.7 million, respectively, which was reflected in other current assets in the consolidated balance sheets and recorded as a reduction in the cost of product revenue on the consolidated statements of income.

The Company also estimated an allowance for bad debt of $109,000 and $87,000 as of December 25, 2005 and June 26, 2005, respectively. The allowance for bad debt is recorded as a reduction in accounts receivable on the consolidated balance sheets and as sales, general and administrative expenses on the consolidated statements of income.

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

Index

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, available for sale securities, accounts and interest receivable, accounts payable and other liabilities approximate fair values at December 25, 2005 and June 26, 2005.

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

Index

As of December 25, 2005 and June 26, 2005, the Company held a long-term equity investment in the common stock of Color Kinetics, Incorporated ("Color Kinetics"). The Company accounts for its shares in Color Kinetics as available-for-sale securities under SFAS 115. Accordingly, unrealized gains or losses on Color Kinetics’ shares are excluded from earnings and are recorded as other comprehensive income, net of tax. Management classifies the shares as a long-term investment as the Company has the intent and the ability to hold these shares. During the first quarter of fiscal 2006, the Company sold 63,782 common shares of Color Kinetics for $954,000, and recognized a $587,000 gain. The Company held 1,795,660 common shares of Color Kinetics as of December 25, 2005. As of December 25, 2005 and June 26, 2005, the Company had recorded a cumulative unrealized gain on its investment in Color Kinetics of $16.3 million and $10.2 million, respectively, (or $9.9 million and $6.2 million, net of tax, respectively). The unrealized gain was based on the closing share price of the stock as of December 25, 2005 and June 26, 2005 to determine the fair market value for the Company’s investment of $26.7 million and $20.9 million, respectively.

For the three and six months ended December 25, 2005, the Company recorded a reduction of approximately $132,000 and $2.3 million, respectively, in its income tax expense resulting from the reduction of its federal capital loss carry forward valuation allowance. In fiscal 2002, the Company recorded a deferred tax asset for the capital loss associated with certain other marketable securities that were carried forward for tax purposes. Additionally in fiscal 2002, the Company established a valuation allowance to fully reserve the tax benefits associated with the capital loss because the tax benefits were required to be offset against a capital gain. Based on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (“SFAS 109”), the valuation allowance should be adjusted for any new realizable federal capital gains or losses. Once contractual restrictions on the Company’s ability to transfer its shares of Color Kinetics stock expired in the second quarter of fiscal 2005, the increase in the market value of the Company’s investment in Color Kinetics became an unrealized capital gain that the Company could offset against the fiscal 2002 loss carry forward. For this reason, during the second quarter of fiscal 2005, the Company’s income tax expense was reduced by $7.9 million associated with the prior year capital loss and has been adjusted in each subsequent quarter. In future periods, the Company will continue to adjust its deferred tax asset valuation allowance in connection with any increase or decrease in the value of its investment in Color Kinetics, which could increase or decrease the income tax expense for such period.

As of December 25, 2005 and June 26, 2005, the Company held warrants to purchase stock in a privately held company with a carrying value of $37,000, representing the estimated value of the warrants.

Index

As of December 26, 2004, the Company had an investment in the equity of a privately held company with a carrying value of $933,000. This privately held investment was accounted for under the cost method. Because the shares of stock the Company received for this investment were not publicly traded, there was no established market for these securities. The Company reviews the fair value of this investment on a regular basis to evaluate the carrying value of the investment. This review includes an analysis of the company’s cash position, financing needs, earnings and revenue outlook, and operational performance. If the Company determines that the carrying value of an investment was at an amount in excess of fair value, it is the Company’s policy to record a write-down of the investment. This write-down is estimated based on the information described above, and it is recorded as an investment loss on the Company’s consolidated statement of income. During the second quarter of fiscal 2005, the Company recorded a write-down of $2.0 million on this investment, representing the Company’s best estimate of other-than-temporary declines in value. This impairment charge was the "loss on long-term investments" included on the consolidated statements of income for the second quarter of fiscal 2005.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method for finished goods and work-in-progress accounts. The Company uses the average cost method for raw materials. It is the Company’s policy to record a reserve against inventory once it has been determined that conditions exist that may not allow the Company to sell the inventory for its intended purpose, the inventory’s value is determined to be less than cost or it is determined to be obsolete. The charge for inventory reserves is recorded as a cost of product revenue on the consolidated statements of income. The Company evaluates inventory levels quarterly against sales forecasts on a part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted quarterly to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management.

As of December 25, 2005, the Company maintained a $481,000 reserve for inventory. During the three and six months ended December 25, 2005, the Company scrapped $386,000 and $936,000, respectively, of previously reserved products as they could no longer be used in production or sold. The Company reduced the respective inventory reserves accordingly as of December 25, 2005.

The following is a summary of inventory (in thousands):

	December 25,	June 26,
	2005	2005
Raw materials	$5,101	$4,802
Work-in-progress	11,394	15,103
Finished goods	11,145	10,626
	27,640	30,531
Inventory reserve	(481)	(486)
Total inventory, net	$27,159	$30,045

Index

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

Patent and License Rights

Patent rights reflect costs incurred to enhance and maintain the Company's intellectual property position. License rights reflect costs incurred to use the intellectual property rights of others. The Company amortizes both on a straight-line basis over the lesser of 20 years from the date of patent application or over the license period. The related amortization expense was $594,000 and $1.2 million for the three and six months ended December 25, 2005, respectively. The related amortization expense was $397,000 and $803,000 for the three and six months ended December 26, 2004, respectively.

Shareholders’ Equity

The following presents a summary of activity in shareholders’ equity for the six months ended December 25, 2005 (in thousands):

	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at June 26, 2005	$94	$548,342	$158,282	$6,200	$712,918
Issuance of common stock for cash, 586 shares	1	8,546	-	-	8,547
Stock-based compensation (a)	-	6,909	-	-	6,909
Reversal of income tax benefit from the exercise of previously issued stock options (b)	-	(13,111)	-	-	(13,111)
Net income	-	-	39,429	-	39,429
Unrealized gain on marketable securities, net of tax of $2,572	-	-	-	3,919	3,919
Reclassification of realized gain for sale of Color Kinetics’ stock, net of tax of $157	-	-	-	(240)	(240)
Comprehensive income	-	-	-	-	43,108
Balance at December 25, 2005	$95	$550,686	$197,711	$9,879	$758,371

Index

(a)
Stock-based compensation reported on the Company’s Consolidated Statement of Income for the six months ended December 25, 2005 was $6.3 million. Approximately $713,000 of stock-based compensation was allocated to inventory on the Company’s Consolidated Balance Sheet as of December 25, 2005.

(b)
During the quarter ended December 25, 2005, the Company reduced additional paid in capital by $13.1 million, which represented expected tax benefits from the exercise of previously issued stock options that will no longer be realized due to Internal Revenue code limitations. Management has  evaluated the impact of the $13.1 million reduction of additional paid-in capital on prior periods and has determined that an adjustment to prior periods is not required as the amounts have been deemed to be immaterial and would have no effect on previously reported net income.

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

The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where the Company anticipates that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts where the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding as an offset of those expenses. The following table details information about contracts for which direct expenses exceeded funding by period as included in research and development expenses for the three and six-month periods ended December 25, 2005 and December 26, 2004, respectively:

	Three Months Ended		Six Months Ended
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004
	(in thousands)		(in thousands)
Cost to perform government contract	$637	$-	$1,097	$-
Government funding	567	-	1,002	-
Net amount of research and development costs	$70	$-	$95	$-

Index

Income Taxes

For the three and six months ended December 25, 2005, the Company recorded reductions in its income tax expense of approximately $132,000 and $2.3 million, respectively, related to realized and unrealized capital gains on its investment in Color Kinetics. In fiscal 2002, the Company recorded a capital loss associated with certain other marketable securities that was carried forward for tax purposes. However, the Company fully reserved the tax benefits associated with the loss because it was more likely than not such benefits would expire unused by the Company. Based on SFAS 109, the valuation allowance should be adjusted for any new realizable federal capital gains or losses. Therefore, once the Company’s ability to transfer its shares of Color Kinetics stock was no longer contractually restricted, the increase in the market value of the Company’s investment in Color Kinetics was an unrealized capital gain that the Company could offset against the fiscal 2002 loss carry forward. For this reason, a portion of the valuation allowance associated with the prior year capital loss was reversed in the second quarter of fiscal 2005 and has been adjusted in each subsequent quarter. In future periods, the Company will continue to adjust its deferred tax asset valuation allowance in connection with any increase or decrease in the value of its investment in Color Kinetics, which could increase or decrease the income tax expense for such period.

During the second quarter of fiscal 2005, the Company's income tax expense was reduced by an aggregate of $5.4 million of adjustments. As of December 26, 2004, the Company had a federal capital loss carryover of $39.8 million. The related deferred tax asset of $13.9 million was previously offset by a valuation allowance since it was more likely than not that the Company could not utilize the capital loss carryover. Based on Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the valuation allowance should be adjusted for any new realizable federal capital gains or losses. The contractual trading restrictions applicable to the Company's investment in Color Kinetics expired on December 22, 2004. As a result, the $22.5 million unrealized federal capital gain related to the Company’s investment in Color Kinetics required a $7.9 million reversal of the valuation allowance, which decreased the Company’s income tax expense for the three and six months ended December 26, 2004. Also, during the second quarter of fiscal 2005, the Company increased the valuation allowance related to privately held investments by $697,000 resulting from the tax effect of the $2.0 million reserve that was recorded in the second quarter of fiscal 2005. Additionally, the Company increased income tax expense by $1.8 million for a settlement of state income taxes, estimated state tax rate changes and other adjustments.

Stock-Based Compensation

At December 25, 2005, the Company has several equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors. The plans are as follows:

Index

Long-Term Incentive Compensation Plan - This plan provides for awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, stock units and performance units. Currently, this is the only plan under which awards are authorized to be granted. As approved by the shareholders in November 2004, the plan authorized issuance of up to 1,200,000 shares plus the number of shares then authorized for issuance under the Equity Compensation Plan, which were not thereafter used for awards under the Equity Compensation Plan. On November 3, 2005, the Company’s shareholders approved an amendment to the Long-Term Incentive Compensation Plan, which increased the shares authorized for issuance under the plan by 2,000,000 shares. Awards issued under the plan to date include only nonqualified stock options and restricted stock.

Equity Compensation Plan - This plan provided for grants in both the form of incentive stock options and nonqualified stock options. The plan was terminated as to future grants in November 2004.

Stock Option Plan for Non-Employee Directors - This plan provided for fixed annual non-qualified option grants to the Company's non-employee directors. The plan was terminated as to future grants in 1997.

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

The Company also has an Employee Stock Purchase Plan (the “ESPP”) that provides employees of the Company and designated subsidiaries the opportunity to purchase common stock through payroll deductions. The Company established the original ESPP in 1999 and terminated it on October 31, 2005. The Company’s shareholders approved the new 2005 ESPP on November 3, 2005 and it became effective November 3, 2005. Under the 1999 ESPP, the purchase price was set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the fair market value on the purchase date. Under the 2005 ESPP, the purchase price is set at 85% of the fair market value of common stock at the purchase date. Under the 1999 ESPP, the Company’s board of directors had reserved a total of 1,350,000 shares of common stock for issuance. Under the 2005 ESPP, the Company’s board of directors has reserved a total of 600,000 shares of common stock for issuance. The 2005 ESPP also limits employee contributions to 15% of each employee’s compensation, and participation periods have a 12-month duration, beginning in May and November of each year.

Index

Prior to June 27, 2005, the Company accounted for its equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company did not recognize stock-based compensation cost in its Consolidated Statement of Income prior to June 27, 2005, as all options granted under its equity-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective June 27, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of June 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to June 26, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses the assumptions noted in the following table. Expected volatility is based on implied volatilities from options traded on the Company’s common stock. The Company uses historical data to estimate option exercises and employee terminations used in the model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended		Six Months Ended
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004
Stock Option Grants:
Risk-free interest rate	4.36%	3.20%	3.94%	3.23%
Expected life, in years	4.5	4.0	4.5	4.0
Expected volatility	42.0%	70.0%	42.0%	70.0%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan:
Risk-free interest rate	4.27%	2.27%	4.27%	2.27%
Expected life, in years	0.5	0.8	0.5	0.8
Expected volatility	42.0%	70.0%	42.0%	70.0%
Dividend yield	0%	0%	0%	0%

Prior to June 27, 2005 and the adoption of SFAS 123R, the Company’s expected volatility on shares of its common stock was based on a weighted average of the implied volatility of publicly traded call options on its stock and the historical volatility of the Company’s stock price. However, as a result of adopting SFAS 123R and in accordance with SAB 107, the Company determined that the implied volatility relating to the call options represents its best estimate of future expected volatility.

Index

As a result of adopting SFAS 123R, the Company’s income from continuing operations before income taxes and net income for the three and six months ended December 25, 2005 are $3.5 million and $2.4 million lower and $6.3 million and $4.3 million, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic earnings per share for the three and six months ended December 25, 2005 would have been $0.26 and $0.58, respectively, if the Company had not adopted SFAS 123R, compared to reported basic earnings per share of $0.23 and $0.52, respectively. Diluted earnings per share for the three and six months ended December 25, 2005 would have been $0.26 and $0.56, respectively, if the Company had not adopted SFAS 123R, compared to reported diluted earnings per share of $0.23 and $0.51, respectively. In addition, in connection with the Company’s adoption of SFAS 123R, net cash provided by operating activities increased by $6.3 million for the six months ended December 25, 2005. Net cash provided by financing activities was unchanged in the same period since there were no excess tax benefits from equity-based compensation plans.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three and six months ended December 26, 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended	Six Months Ended
	December 26, 2004	December 26, 2004
	(in thousands, except per share amounts)
Net income, as reported	$25,022	$49,450
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(5,835)	(10,494)
Pro forma net income	$19,187	$38,956
Earnings per share:
Basic, as reported	$0.33	$0.66
Basic, pro forma	$0.25	$0.52
Diluted, as reported	$0.32	$0.64
Diluted, pro forma	$0.25	$0.51

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Index

Contingencies

During the three months ended December 25, 2005, there were no material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2005 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2005. Please refer to Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended June 26, 2005 and Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2005 respectively, for a description of our material legal proceedings.

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

Factors that could cause or contribute to such differences include: our ability to complete development and commercialization of products under development, such as our pipeline of brighter light emitting diodes (LEDs); our ability to lower costs; potential changes in demand; increasing price competition in key markets; the risk that due to the complexity of our manufacturing processes and the transition of production to three-inch wafers, we may experience production delays that preclude us from shipping sufficient quantities to meet customer orders or that result in higher production costs and lower margins; risks associated with the ramp up of production for our new products; risks resulting from the concentration of our business among few customers, including the risk that customers may reduce or cancel orders or fail to honor purchase commitments; the rapid development of new technology and competing products that may impair demand or render our products obsolete; the potential lack of customer acceptance for our products; Cree Microwave’s ability to sublease its facility in Sunnyvale California; and risks associated with our on-going litigation. See "Risk Factors” below, as well as other risks and uncertainties referenced in this report, for additional risk factors that could cause actual results to differ.

Overview

We develop and manufacture semiconductor materials and electronic devices made from silicon carbide, or SiC, gallium nitride, or GaN, and related compounds. The majority of our products are manufactured at our main production facility in Durham, North Carolina. We also use a subcontractor in Asia to perform some of our manufacturing steps for certain LED products. We generate revenues from the following product lines:

Index

·
LED chips and packaged products. We derive the largest portion of our revenue from the sale of blue, green and near ultraviolet, or UV, LED chips. Some of our customers package our blue LEDs in combination with phosphors to create white LEDs. Our LED chips are packaged by our customers and used by manufacturers as a light source for mobile products, entertainment devices, indoor and outdoor full color displays, automotive interior lighting, miniature white lights, and other lighting applications. In fiscal 2005, we released a family of high power packaged LEDs called our XLamp® products that are designed to compete with conventional lighting technology for certain specialty lighting applications. We sell packaged LED products in a range of colors, including blue, green, white, amber and red. We currently are marketing these products for use in specialty lighting applications (such as lighting for pools and spas), architectural lighting, appliance lighting, flashlights and reading lamps. Sales of LED products represented 82% of our revenue from continuing operations for the three and six months ended December 25, 2005, respectively. Sales of LED products represented 82% and 83% of our revenue from continuing operations for the three and six months ended December 26, 2004, respectively.

·
Materials products. Our customers purchase our SiC and GaN wafers for use in manufacturing LEDs and radio frequency, or RF, and power devices or for research and development. Sales of SiC and GaN wafers represented 5% of our revenue from continuing operations for the three and six months ended December 25, 2005, respectively. Sales of SiC and GaN wafers represented 7% of our revenue from continuing operations for the three and six months ended December 26, 2004, respectively. We also sell SiC materials in bulk crystal form to Charles & Colvard, Ltd., or Charles & Colvard, for their further processing into gemstone applications. Sales of SiC crystals for use in gemstone applications represented 3% of our revenue from continuing operations for the three and six months ended December 25, 2005, respectively. Sales of SiC crystals for use in gemstone applications represented 2% of our revenue from continuing operations for the three and six months ended December 26, 2004, respectively.

Index

·
High power products. These products include SiC power devices, and wide bandgap RF and microwave devices. Our customers currently purchase Schottky diode products for use in power factor correction circuits for power supplies in computer servers and other applications. We also provide discrete SiC RF transistors, as well as a foundry service for wide bandgap MMICs, for use in communication applications, high power radar amplifiers, electronic warfare and wireless infrastructure. Sales of high-power products represented 3% of our revenue from continuing operations for the three and six months ended December 25, 2005, respectively. Sales of high-power products represented 2% of our revenue from continuing operations for the three and six months ended December 26, 2004, respectively. Effective December 25, 2005, we discontinued the operations of our silicon-based RF and microwave semiconductor business, previously known as our Cree Microwave segment. All historical financial periods presented herein have been restated to reflect the Cree Microwave silicon-based RF and microwave business as a discontinued operation. This business produced silicon-based semiconductor components for power amplifiers used for analog and digital base stations. As of December 25, 2005, we completed the production of all last time buy orders for our silicon products and terminated the employment of the remaining employees of our Cree Microwave subsidiary. Sales of silicon-based RF and microwave devices at Cree Microwave are reflected in the loss from discontinued operations in the consolidated income statement and were $3.3 million and $4.3 million in the three and six months ended December 25, 2005, respectively. Sales of silicon-based RF and microwave devices at Cree Microwave were $1.5 million and $2.9 million in the three and six months ended December 26, 2004, respectively.

We also generate revenue under contracts funded by government agencies. Government entities assist us in the development of new technology by funding a portion of our research and development efforts. Revenue from contract research funding represented 7% and 6% of our revenue from continuing operations for the three and six months ended December 25, 2005, respectively. Revenue from contract research funding represented 6% of our revenue from continuing operations for the three and six months ended December 26, 2004, respectively.

Industry Dynamics

Our business is affected by a number of industry factors, including: trends in mobile product designs and sales, our LED brightness and technology, competitive LED pricing pressures, technology and the relative strength of each supplier’s intellectual property. The most significant market currently for our blue and green LED chips is for illumination purposes in mobile products, including LCD backlighting, keypad illumination and flash units for cameras. LED sales for mobile products are impacted by the number of LEDs used in an application, which may vary depending on trends in the features of the application and the brightness of the LEDs used. Average LED sales prices decline each year as market players implement pricing strategies to strengthen or protect market share. To remain competitive, LED producers generally must increase product performance and reduce the average sales price. Finally, vigorous protection and pursuit of intellectual property rights characterize the semiconductor industry. Customers’ purchasing decisions can be influenced by whether a product may infringe valid intellectual property rights.

Index

Highlights and Outlook

Financial highlights from the second quarter of fiscal 2006

We reported our highest quarterly revenue in the second quarter of fiscal 2006 primarily due to growth in XLamp high-power packaged LEDs and materials products.

In the second quarter of fiscal 2006, revenue from continuing operations increased $2.7 million over revenue from continuing operations of $102.9 million recorded in the first quarter of fiscal 2006, primarily due to growth in XLamp sales and higher revenue from silicon carbide-based materials.

LED revenue grew $1.9 million over LED revenue recorded in the first quarter of fiscal 2006, primarily due to increased revenues from sales of our XLamp LEDs, related to purchases for new design wins from current and new customers. During the second quarter of fiscal 2006, we changed the way we classify our LED products. Our high-brightness category now includes products that typically offer at least 20 milliwatts of brightness and are primarily used as backlights for LCDs, outdoor displays and for general lighting purposes. Our high-brightness products include revenue from XLamp packaged LEDs. As a part of this change, our MegaBright™ products have been moved from the high-brightness category to the mid-brightness category. During the second quarter of fiscal 2006, we have also combined our standard brightness category with our mid-brightness devices, as we believe a separate category is no longer helpful. Under this new classification, revenue from our high-brightness LEDs declined from 43% of LED revenue in the first quarter of fiscal 2006 to 38% of LED revenue in the second quarter of fiscal 2006. Our mid-brightness LEDs increased from 57% of LED revenue in the first quarter of fiscal 2006 to 62% of LED revenue in the second quarter of fiscal 2006. This change in product mix resulted from a shift in demand toward chips that are sold for mobile product keypad designs. Although high-brightness sales declined from the first quarter of fiscal 2006 to the second quarter of fiscal 2006, the prior six-month sales trend is positive, as revenue from our high-brightness devices made up only 24% of LED revenue in the fourth quarter of fiscal 2005. During the second quarter of fiscal 2006, some of our customers reduced their high-brightness product demand, as some projects did not ramp as quickly as they expected and our customers managed their purchases in preparation for the seasonally slow March quarter in the mobile phone business. As a part of our normal quarterly review, we determined that we have experienced a lower trend of customer returns over the past few quarters. Therefore, in accordance with our revenue recognition policy, we reduced our sales return allowance, which increased revenue from continuing operations by $1.3 million during the second quarter of fiscal 2006.

During the second quarter of fiscal 2006, revenue from our materials products increased to 9% of our revenue from continuing operations. The increase in materials products revenue resulted primarily from increased demand for our silicon carbide bare wafers and gemstone materials from Charles & Colvard.

Index

Our gross margin was 49.4% of revenue from continuing operations in the second quarter of fiscal 2006.

In the second quarter of fiscal 2006, cost of product revenue increased over the first quarter of fiscal 2006 due to higher product sales. Our LED product profitability remained relatively even as our blended average sales price and average costs decreased 5%, respectively, compared to the first quarter of fiscal 2006. Our average sales price declined in part due to normal price reductions and the shift in our product mix toward our lower priced mid-brightness products. Our average costs were lower in the second quarter of fiscal 2006 as compared to the first quarter of fiscal 2006, due to a combination of a higher percentage of our products being made from three-inch wafers and a product mix shift toward mid-brightness products. As we continued the migration of our production from two-inch wafers to three-inch wafers, approximately 80% of our LED chips, or approximately 60% of our LED wafers, were made from three-inch wafers during the second quarter of fiscal 2006. Three-inch wafers generally increase the number of chips made per wafer and lower the cost per chip. During the second quarter of fiscal 2006, the benefit of this migration to three-inch wafers resulted in a lower average cost of LED products as compared to the first quarter of fiscal 2006. We plan to continue to migrate more of our LED production from two-inch to three-inch SiC wafers during the remainder of fiscal 2006, which we target will increase the number of LED chips per wafer and therefore lower our overall LED chip cost. During the third quarter of fiscal 2006, we target LED price declines in a range of 3% to 5% based on our analysis of our current backlog for the third quarter.

Gross profit increased by $1.1 million during the second quarter of fiscal 2006 due to the reduction of our estimated sales return reserve net of related cost of sales. However, much of this benefit was offset by a $645,000 sequential increase in stock compensation expense being recorded to cost of sales. During the first quarter of fiscal 2006, only $567,000 of stock compensation expense was included in cost of sales as the remaining stock compensation expense was allocated to inventory in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. For the next few quarters, we target that stock option expense recorded to cost of sales will approximate $1.2 million per quarter.

We achieved cash flow from operations of $87.7 million in the first half of fiscal 2006.

Cash and short and long-term investments increased by $61.0 million from $277.3 million at the end of fiscal 2005 to $338.3 million at the end of the second quarter of fiscal 2006 due to higher profits, which were somewhat offset by capital expenditures of $31.7 million.

Net income in all fiscal 2006 periods reflects stock compensation expense for the first time.

We recorded stock compensation expense for the first time in fiscal 2006 as we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, at the beginning of the fiscal year. We recorded $3.5 million and $6.3 million of stock compensation expense in the second quarter and first six months of fiscal 2006, respectively.

Index

Outlook for the Second Half of Fiscal 2006

In the second half of fiscal 2006, we are working to increase the brightness of our LED chips and find ways to increase our customers’ ratio of blue conversion to white in LED packages for white backlight applications. If we are successful in achieving these goals, we believe that we will have an opportunity to gain market share in the LCD backlight and camera flash markets for mobile products that use white LEDs. In addition to mobile products, we believe our new products can enable us to gain new customer designs for other high-brightness LED applications, such as specialty lighting, gaming machine designs, and displays.

We continue to expand our product offerings of our XLamp family of high-power packaged LED products. We are aiming to increase sales of XLamp products in the specialty lighting markets (such as lighting for pools and spas), including architectural lighting, appliance lights, flashlights and reading lights.

In order to expand our factory output and improve our yields, we plan to invest $90.0 million to $110.0 million during fiscal 2006 in capital equipment additions, which includes the build out of the fabrication facility in Research Triangle Park, North Carolina that we purchased in the third quarter of fiscal 2005. We also plan to expand our production at a subcontractor facility in Asia. During the third quarter of fiscal 2006, we need to expand our XLamp production capacity in order to meet targeted demand and reach our financial goals for the third quarter of fiscal 2006. We also may increase our research and development and sales and marketing spending as a percentage of revenue over our fiscal 2005 level.

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

Index

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
Revenue Recognition:
We provide our customers with limited rights of return for non-conforming shipments and product warranty claims. In addition, certain of our sales arrangements provide for limited product exchanges. As a result, we record an allowance for sales returns at the time of sale, which is recorded as a reduction of product revenue and accounts receivable.

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

In the second quarter of fiscal 2006 we recorded a $1.3 million decrease in our sales return allowance as we have experienced a trend of lower customer returns over the past few prior quarters. In addition, we recorded a corresponding reduction in our estimate for product returns, which increased cost of sales by $184,000. Therefore, in accordance with our revenue recognition policy, we reduced our allowance for sales returns, which increased LED revenue by $1.3 million and cost of sales by $184,000 and resulted in an increase to net income of approximately $756,000 (net of income taxes). A 10% increase or decrease in our sales return estimates and estimates of products to be returned to inventory at December 25, 2005 would have affected net income by approximately $558,000 and $101,000, respectively, for the three and six months ended December 25, 2005.

Index

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

Using this impairment review methodology, we recorded long-lived asset impairment charges of $639,000 in the first half of fiscal 2006 and $5.5 million during fiscal 2005. These impairment charges were primarily related to the planned and subsequent closure of our Cree Microwave-Sunnyvale facility and the disposal of certain assets.

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

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively; in the period such determination is made. As of December 25, 2005, we had established tax reserves of $16.7 million and a valuation allowance of $9.0 million.

Index

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

Our inventory reserve is based upon our analysis of sales levels by product and projections of future customer demand derived from historical order patterns and input received from our customers and our sales team. To mitigate uncertainties, we reserve for all inventory greater than 12 months old, unless there is an identified need for the inventory. In addition, we reserve for items that are considered obsolete based on changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for a product. When inventory is physically destroyed, we remove inventory and the associated reserve from our financial records.

If our estimates regarding customer demand and physical inventory losses are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established reserves that could be material. A 10% increase or decrease in our actual inventory reserve at December 25, 2005 would have affected net earnings by approximately $33,000 for the six months ended December 25, 2005.

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

Index

Results of Operations

The following table shows our consolidated statements of income data expressed as a percentage of revenue from continuing operations for the periods indicated:

	Three Months Ended		Six Months Ended
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004
Revenue:
Product revenue, net	93.4%	93.7%	93.5%	93.9%
Contract revenue, net	6.6	6.3	6.5	6.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product revenue	45.8	42.1	45.4	39.9
Contract revenue	4.8	5.3	4.5	4.9
Total cost of revenue	50.6	47.4	49.9	44.8
Gross margin	49.4	52.6	50.1	55.2
Operating expenses:
Research and development	14.0	10.7	13.2	10.4
Sales, general and administrative	10.2	7.4	10.3	7.3
Impairment or loss on disposal
of long-lived assets	0.1	0.3	0.4	0.3
Income from operations	25.1	34.2	26.2	37.2

Non-operating income:
Gain (loss) on investments	-	(2.1)	0.3	(1.0)
Other non-operating income	-	-	-	-
Interest income, net	2.8	1.2	2.5	1.2
Income from continuing operations
before income taxes	27.9	33.3	29.0	37.4
Income tax expense	8.9	5.1	8.2	9.2
Income from continuing operations	19.0%	28.2%	20.8%	28.2%
Loss from discontinued operations,
net of related income tax benefit	(2.2)	(2.2)	(1.8)	(2.2)
Net income	16.8%	26.0%	19.0%	26.0%

Index

Three Months Ended December 25, 2005 and December 26, 2004

Revenue. Revenue from continuing operations increased 10% to $105.6 million in the second quarter of fiscal 2006 from $96.1 million in the second quarter of fiscal 2005. Higher revenue was attributable to greater product revenue, which increased 10% to $98.7 million in the second quarter of fiscal 2006 from $90.1 million in the second quarter of fiscal 2005. Much of the increase in revenue resulted from significantly higher unit shipments of our LED products, which increased 26% in the second quarter of fiscal 2006 as compared to the same quarter of the prior year. LED revenue was $86.5 million and $78.9 million, for the second quarter of fiscal 2006 and 2005, respectively. Our blended average LED sales price decreased 13% in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. This decrease was due to increasing price competition in the marketplace for high-brightness and mid-brightness devices.

Our LED revenue increased 10% in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 and made up 82% of our total revenue from continuing operations for the three months ended December 25, 2005. Revenue from sales of our high-brightness products increased to 38% from 12% of LED revenue for the three months ended December 25, 2005 compared to the three months ended December 26, 2004. Revenue from sales of our mid-brightness products declined as a percentage of total LED revenue to 62% as of December 25, 2005 from 88% as of December 26, 2004. The primary drivers of the increase in revenue from sales of high-brightness products and the related decrease in revenue from sales of mid-brightness products are increased high-brightness chip sales for mobile products requiring white LEDs in keypads, backlights for LCD displays and camera flashes. During the second quarter of fiscal 2006, revenue from continuing operations also increased by $1.3 million due to the reduction of our estimated sales return reserve, as we experienced a trend of lower customer returns over the past few quarters. Revenue from sales of our high-brightness products has also increased as a percentage of our LED revenue due to our success in selling our XLamp packaged products. Our XLamp revenue increased in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 as we have added several new customers for our XLamp products. The XLamp product was released to production in early fiscal 2005.

Wafer product revenue was $5.4 million and $7.1 million for the second quarter of fiscal 2006 and 2005, respectively. The average sales price increased 69% while units sold declined 54% during the second quarter of fiscal 2006 as compared to the prior year period. Therefore, wafer revenue decreased 23% as compared to the prior year period. The increase in the average sales price for our wafers and the reduction in units sold were due mostly to a change in our product mix as we sold more high-grade and custom wafers used by our customers for research and development projects and we sold fewer standard wafers that we previously sold in high volume. Wafer revenue made up 5% of our total revenue from continuing operations in the second quarter of fiscal 2006. SiC materials revenue for gemstone use was $3.6 million and $1.8 million for the second quarter of fiscal 2006 and 2005, respectively. Revenue from sales of our SiC materials for use in gemstones increased 101% during the second quarter of fiscal 2006 as compared to the prior year period due to higher customer demand from our sole customer for these products, Charles & Colvard. Revenue from gemstone materials was 3% of our revenue from continuing operations for the second quarter of fiscal 2006.

Index

Revenue from our high-power devices increased 38% to $3.0 million in the second quarter of fiscal 2006 from $2.2 million in the second quarter of fiscal 2005. Much of the increase in revenue resulted from the growth of our MMIC foundry sales. Revenue from high power devices was 3% of our total revenue from continuing operations for the three months ended December 25, 2005.

Contract revenue was 7% of total revenue for the second quarter of fiscal 2006. Contract revenue increased 16% during the second quarter of fiscal 2006 compared to the same period of fiscal 2005 due to the start of new contracts that were awarded to us.

Gross Profit. Gross profit from continuing operations increased 3% to $52.2 million in the second quarter of fiscal 2006 from $50.5 million in the second quarter of fiscal 2005. Compared to the prior year period, gross margin decreased from 52.6% to 49.4% of revenue. During the second quarter of fiscal 2006, we recorded a $1.2 million expense to cost of sales for stock compensation resulting from the adoption of SFAS 123R at the beginning of our 2006 fiscal year, which had a negative effect on our gross margin of 1.2% on revenue from continuing operations. This decrease was also driven by lower gross margin on sales of LED chips, for which blended average selling prices were 13% lower and costs were reduced by only 9% over the same period of fiscal 2005. Our average sales price declined due to increasing price competition in the marketplace for mid-brightness and high-brightness devices. Our costs were reduced as we began to manufacture more of our products from three-inch wafers. Approximately 80% of our LED chips, or approximately 60% of our LED wafers were produced from three-inch wafers during the second quarter of fiscal 2006. Gross profit was impacted by a $1.3 million decrease in our sales return allowance, which increased revenue, as we estimate that we have experienced a trend of lower customer returns over the past few quarters. We recorded a corresponding reduction in our estimate for product returns of $184,000, which increased cost of sales. Overall, the adjustment increased gross profit by $1.1 million.

Wafer costs per unit for our materials sales were 24% higher in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 due to a different mix of products sold in the current quarter. Contract margin improved to 28% in the second quarter of fiscal 2006 compared to 16% in the second quarter of fiscal 2005 due to the mix of new contracts that were awarded to us in fiscal 2005 and 2006.

Research and Development. Research and development expenses increased 44% in the second quarter of fiscal 2006 to $14.8 million from $10.3 million in the second quarter of fiscal 2005. During the second quarter of fiscal 2006, research and development costs included $1.0 million in stock compensation expense resulting from our adoption of SFAS 123R at the beginning of fiscal 2006. The remaining increase in research and development spending supported our continued development of higher brightness LED chips and high power LED components, our thin chip products, our XLamp high power packaged LEDs, and three-inch and four-inch LED wafer process development. In addition, we funded ongoing development for higher power and higher linearity RF and microwave devices, near ultraviolet laser diodes and higher power diodes and switches.

Index

Sales, General and Administrative. Sales, general and administrative, or SG&A expenses increased 52% in the second quarter of fiscal 2006 to $10.8 million from $7.1 million in the second quarter of fiscal 2005. During the second quarter of fiscal 2006, SG&A costs included $1.1 million in stock compensation expense resulting from our adoption of SFAS 123R at the beginning of fiscal 2006. During the second quarter of fiscal 2005, SG&A expense levels were reduced by a $1.1 million for an insurance reimbursement for certain legal fees related to our securities litigation. SG&A expenses in the second quarter of fiscal 2006 also increased over the prior year quarter due to higher costs associated with our continued compliance with the Sarbanes-Oxley Act of 2002 and higher overall costs associated with our growth. In addition, we increased spending on sales and marketing in our high power packaged LED and power semiconductor products.

Impairment or Loss on Disposal of Long-Lived Assets. Impairment or loss on the disposal of long-lived assets decreased 47% to $132,000 in the second quarter of fiscal 2006 as compared to $248,000 in the second quarter of fiscal 2005 as a result of the long-lived assets disposed of in each comparative quarter.

Loss on Long-term Investments. For the second quarter of fiscal 2006, there was no loss recorded on long-term investments. The $2.0 million loss on investments in securities in the second quarter of fiscal 2005 was due to an other-than-temporary impairment in our investment in a private company. The write-down was based on our evaluation of the company’s financial results and a third party proposal to purchase our investment.

Interest Income, Net. Interest income, net increased 161% to $3.0 million in the second quarter of fiscal 2006 from $1.1 million in the second quarter of fiscal 2005 due to a combination of our greater balance of invested assets and higher interest rates resulting from increases that have occurred over the past twelve months.

Income Tax Expense. Income tax expense from continuing operations for the second quarter of fiscal 2006 was $9.4 million compared to $4.9 million in the second quarter of fiscal 2005. During the second quarter of fiscal 2006, our income tax expense decreased by $132,000 for tax related adjustments to the valuation allowance previously established to offset our federal capital loss carryover deferred tax asset. We currently target that our effective tax rate for the remainder of fiscal 2006 will be approximately 32.1%, which does not reflect changes in the market price of shares of Color Kinetics’ common stock, which we treat as a discrete item each quarter. As of December 26, 2004, we had a federal capital loss carryover of $39.8 million. The related deferred tax asset of $13.9 million was previously offset by a valuation allowance since it was more likely than not that we could not utilize the capital loss carryover. Based on Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the valuation allowance should be adjusted for any new realizable federal capital gains or losses. The contractual trading restrictions applicable to our investment in Color Kinetics expired on December 22, 2004. As a result, the $22.5 million unrealized federal capital gain related to our investment in Color Kinetics required a $7.9 million reversal of the valuation allowance, which decreased income tax expense for the three months ended December 26, 2004. Also, we increased the valuation allowance related to privately held investments by $697,000 resulting from the tax effect of the $2.0 million reserve that was recorded in the second quarter of fiscal 2005. Additionally, we increased income tax expense during the second quarter of fiscal 2005 by $1.8 million for a settlement of state income taxes, estimated state tax rate changes and other adjustments.

Index

Loss from discontinued operations, net of tax. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, effective December 25, 2005, we have reflected our silicon RF and microwave business as a discontinued operation in the consolidated financial statements because we completed production of all last time buy orders for our silicon products, ceased use of our silicon fabrication facility in Sunnyvale, California and terminated the employment of the remaining employees of our Cree Microwave subsidiary. The net loss from discontinued operations for the second quarter of fiscal 2006 increased 13% from $2.1 million to $2.3 million as compared to the second quarter of fiscal 2005. During the second quarter of fiscal 2006, we recorded $3.9 million of pre-tax charges, or $2.7 million of after-tax charges related to the closure of the business. These charges included $232,000 for severance expenses, a $468,000 write-down of inventory that was scrapped, a $93,000 fixed asset impairment and a $3.1 million charge for an accrual relating to the remaining lease contract obligation for the Sunnyvale facility. The net loss from discontinued operations also included pre-tax stock compensation expenses of $126,000 for the three months ended December 25, 2005. During the second quarter of fiscal 2006, our silicon microwave business generated $3.2 million in revenue from last time buy orders that produced pre-tax income of $408,000, or $277,000 after-tax from operations. In the second quarter of fiscal 2005, our silicon microwave business generated a pre-tax operating loss of $3.1 million, or $2.1 million after-tax, as we produced revenue of $1.5 million offset by heavy fixed costs incurred to operate the Sunnyvale facility.

Six Months Ended December 25, 2005 and December 26, 2004

Revenue. Revenue from continuing operations increased 9% to $208.5 million in the first six months of fiscal 2006 from $190.5 million in the first six months of fiscal 2005. Higher revenue was attributable to greater product revenue, which increased 9% to $195.0 million in the first half of fiscal 2006 from $178.8 million in the first half of fiscal 2005. Much of the increase in revenue resulted from significantly higher unit shipments of our LED products, which increased 33% in the first six months of fiscal 2006 as compared to the same period of the prior year. LED revenue was $171.1 million and $157.8 million, for the first six months of fiscal 2006 and 2005, respectively. Our blended average LED sales price decreased 18% in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005. This decrease was due to increasing price competition in the marketplace for high-brightness and mid-brightness devices.

Index

Our LED revenue increased 8% in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 and made up 82% of our total revenue from continuing operations for the six months ended December 25, 2005. Revenue from our sales of high-brightness products increased to 40% of LED revenue as compared to 12% of LED revenues for the six months ended December 25, 2005 and December 26, 2004, respectively. Revenue from sales of our mid-brightness products declined as a percentage of total LED revenue to 60% as of December 25, 2005 from 88% as of December 26, 2004. The primary drivers of the increase in revenue from sales of high-brightness products and the related decrease in revenue from sales of our mid-brightness products are increased high-brightness chip sales for mobile products requiring white LEDs in keypads, backlights for LCD displays and camera flashes. During the second quarter of fiscal 2006, revenue increased by $1.3 million due to the reduction of our estimated sales return reserve, as we experienced a trend of lower customer returns over the past few quarters. Revenues from sales of our high-brightness products have also increased as a percentage of our LED revenue due to our success in selling our XLamp packaged products. Our XLamp revenue increased in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 as we have added several new customers for our XLamp products. The XLamp product was released to production in early fiscal 2005.

Wafer product revenue was $10.6 million and $13.8 million for the first six months of fiscal 2006 and 2005, respectively. The average sales price increased 50% while units sold declined 49% during the first six months of fiscal 2006 as compared to the prior year period. The increase in the average sales price for our wafers and the reduction in the units sold were due mostly to a change in our product mix as we sold more high-grade and custom wafers used by our customers for research and development projects and we sold fewer standard wafers that we previously sold in high volume. Wafer revenue made up 5% of our revenue from continuing operations in the first six months of fiscal 2006. SiC materials revenue for gemstone use was $6.8 million and $3.3 million for the six months of fiscal 2006 and 2005, respectively. Revenue from sales of our SiC materials for use in gemstones increased 105% during the first six months of fiscal 2006 as compared to the prior year period due to higher customer demand from our sole customer for these products, Charles & Colvard. Revenue from gemstone materials was 3% of our total revenue from continuing operations for the six months ended December 25, 2005.

Revenue from our high-power devices increased 70% to $6.3 million for the first six months of fiscal 2006 from $3.7 million for the prior year comparative period. Much of the increase in revenue resulted from the growth of our MMIC foundry sales. Revenue from high-power devices was 3% of our revenue from continuing operations for the six months ended December 25, 2005.

Contract revenue was 6% of revenue from continuing operations for the first six months of fiscal 2006. Contract revenue increased 16% during the first six months of fiscal 2006 compared to the same period of fiscal 2005 due to the start of new contracts that were awarded to us during fiscal 2005 and 2006.

Index

Gross Profit. Gross profit from continuing operations decreased 1% to $104.4 million in the first six months of fiscal 2006 from $105.1 million in the comparative period in fiscal 2005. Compared to the prior year period, gross margin decreased from 55.2% to 50.1% of revenue. During the six months ended December 25, 2005, we recorded a $1.8 million expense to cost of sales for stock compensation resulting from the adoption of SFAS 123R at the beginning of fiscal year 2006, which had a negative effect on our gross margin of 0.8% of revenue from continuing operations. This decrease was also driven by lower gross margin on sales of LED chips, for which blended average selling prices were 18% lower and costs were reduced by only 9% over the same period of fiscal 2005. Our average sales price declined due to increasing price competition in the marketplace for mid-brightness and high-brightness devices. Our costs were reduced as we began to manufacture more of our products from three-inch wafers. Approximately 70% of our LED chips were produced from three-inch wafers during the first half of fiscal 2006. Gross profit was impacted by a $1.3 million decrease in our sales return allowance, which increased revenue from continuing operations, as we have experienced a trend of lower customer returns over the past few quarters. We recorded a corresponding reduction in our estimate for product returns of $184,000, which increased cost of sales. Overall, the adjustment increased gross profit by $1.1 million.

Wafer costs per unit for our materials sales were 19% higher in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 due to a different mix of products sold in the current quarter. Contract margin improved to 30% in the first six months of fiscal 2006 compared to 20% in the first six months of fiscal 2005 due to the start of new contracts that were awarded to us during fiscal 2005 and 2006.

Research and Development. Research and development expenses increased 39% in the first six months of fiscal 2006 to $27.6 million from $19.9 million in the first six months of fiscal 2005. During the first six months of fiscal 2006, research and development costs included $2.1 million in stock compensation expense resulting from our adoption of SFAS 123R at the beginning of fiscal 2006. The remaining increase in research and development spending supported our continued development of higher brightness LED chips and high-power LED components, our XLamp high-power packaged LEDs, three-inch and four-inch LED wafer process development and other high-brightness LED research programs. In addition, we funded ongoing development for higher power and higher linearity RF and microwave devices, near ultraviolet laser diodes and higher power diodes and switches.

Sales, General and Administrative. Sales, general and administrative, or SG&A expenses increased 55% in the first six months of fiscal 2006 to $21.6 million from $14.0 million in the first six months of fiscal 2005. During the six months ended December 25, 2005, SG&A costs included $2.3 million in stock compensation expense resulting from our adoption of SFAS 123R at the beginning of fiscal 2006. During the first six months of fiscal 2005, SG&A expense levels were reduced by a $1.1 million insurance reimbursement for certain legal fees related to our securities litigation. SG&A expenses in the first six months of fiscal 2006 also increased over the first six months of fiscal 2005 due to higher costs associated with our continued compliance with the Sarbanes-Oxley Act of 2002 and higher overall costs associated with our growth. In addition, we increased spending on sales and marketing in our high power packaged LED and power semiconductor products.

Index

Impairment or Loss on Disposal of Long-Lived Assets. Impairment or loss on the disposal of long-lived assets increased 114% to $700,000 in the first six months of fiscal 2006 as compared to $326,000 in the first six months of fiscal 2005. During the first six months of fiscal 2006, we recorded an impairment of $581,000 for building improvements that are no longer being used at our Durham facility.

Gain on Investments in Securities. Gain on investments in securities was $587,000 in the first six months of fiscal 2006, compared to a $1.9 million loss in the first six months of fiscal 2005. In the first six months of fiscal 2006, we sold a small portion of our investment in Color Kinetics for a realized gain of $587,000. The fiscal 2005 loss was due to an other-than-temporary impairment on our investment in a private company. The write-down was based on our evaluation of the company’s financial results and a third party proposal to purchase our investment.

Interest Income, Net. Interest income, net increased 131% to $5.3 million in the first six months of fiscal 2006 from $2.3 million in the first six months of fiscal 2005, due to a combination of our greater balance of invested assets and higher interest rates resulting from rate increases that have occurred over the past twelve months.

Income Tax Expense. Income tax expense for the first six months of fiscal 2006 was $17.0 million compared to $17.7 million in the first six months of fiscal 2005. During the first six months of fiscal 2006, our income tax expense decreased by $2.3 million for tax related adjustments to the valuation allowance previously established to offset our federal capital loss carryover deferred tax asset. During the first six months of fiscal 2005, our income tax expense was reduced by an aggregate of $5.4 million of adjustments. As of December 26, 2004, we had a federal capital loss carryover of $39.8 million. The related deferred tax asset of $13.9 million was previously offset by a valuation allowance since it was more likely than not that we could not utilize the capital loss carryover. Based on Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the valuation allowance should be adjusted for any new realizable federal capital gains or losses. The contractual trading restrictions applicable to our investment in Color Kinetics expired on December 22, 2004. As a result, the $22.5 million unrealized federal capital gain related to our investment in Color Kinetics required a $7.9 million reversal of the valuation allowance, which decreased income tax expense for the six months ended December 26, 2004. Also, we increased the valuation allowance related to privately held investments by $697,000 resulting from the tax effect of the $2.0 million reserve that was recorded in the second quarter of fiscal 2005. Additionally, we increased income tax expense by $1.8 million during the first six months of fiscal 2005 for a settlement on state income taxes, estimated state tax rate changes and other adjustments.

Index

Loss from discontinued operations, net of tax. In accordance with SFAS 144, effective December 25, 2005, we reflected our silicon RF and microwave business as a discontinued operation in the consolidated financial statements. The net loss from discontinued operations for the first six months of fiscal 2006 decreased 9% from $4.2 million to $3.9 million in the first six months of fiscal 2005. During the first six months of fiscal 2006, we recorded $4.7 million of pre-tax charges, or $3.2 million of after-tax charges related to the closure of the business. These charges included $623,000 for severance expenses, a $668,000 write-down of inventory that was scrapped, a $289,000 fixed asset and patent impairment and a $3.1 million charge for an accrual relating to the remaining lease contract obligation for the Sunnyvale facility. During the six months ended December 25, 2006, our silicon microwave business generated $4.3 million in revenue from last time buy orders that produced a $1.0 million pre-tax loss, or $700,000 after-tax from operations. The net loss from discontinued operations also included pre-tax stock compensation expense of $202,000 for the six months ended December 25, 2005. In the first six months of fiscal 2005, our silicon microwave business generated a pre-tax operating loss of $6.3 million, or $4.2 million after-tax, as we produced revenue of $2.9 million offset by heavy fixed costs incurred to operate the Sunnyvale facility.

Liquidity and Capital Resources

Our strong cash generating capability and financial condition gives us the ability to grow our business. Our principal source of liquidity is operating cash flows, which is derived from net income. This cash generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, financing and investing needs.

Operating Activities:

In the first six months of fiscal 2006, our operations provided $87.7 million of cash as compared to $92.6 million of cash provided in the first six months of fiscal 2005. This $4.9 million decrease was primarily due to a reduction in the amount of working capital provided by operations of $11.9 million and a decrease in net income of $10.0 million being partly offset by increased non-cash expenses which include, higher depreciation and amortization of property, equipment and patents of $3.8 million, a $3.8 million charge for the impairment of long-lived assets due to the closure of our silicon microwave business, and a $6.3 million expense for stock based compensation expense as a result of adopting the provisions of SFAS 123R.

During the first six months of fiscal 2006, we used $1.0 million for servicing our working capital mostly due to higher accounts receivable, which was partly offset by lower inventory, prepaid expense and other current assets and higher accrued expenses. As of December 25, 2005, our inventory remained below our industry average at 46 days on hand. The decrease in inventory is primarily due to higher sales and our continued efforts to manage inventory levels. We normally target our accounts receivable balances to average between 45 and 60 days outstanding. However, due to focused collections, our days sales outstanding was 37 days and 32 days for the periods ended December 25, 2005 and June 26, 2005, respectively, based on our monthly revenue profile calculation. Additionally, our accounts payable and accrued expenses increased by $1.7 million during the first six months of fiscal 2006 primarily due to the timing of payments made to vendors.

Index

Investing Activities:

In the first six months of fiscal 2006, we used $100.1 million for investing activities. The majority of this was attributable to $111.6 million used for the purchase of investments held to maturity and $33.8 million in property and equipment and patent and licensing rights. The majority of the increase was related to the $44.0 million reinvestment of operating cash in marketable investments to optimize investment yield and the addition of new equipment to increase manufacturing capacity in our manufacturing facilities.

Financing Activities:

In the first six months of fiscal 2006, we generated $8.5 million from financing activities. The entire amount represents proceeds that were received from the exercise of stock options.

As of December 25, 2005, there remained approximately 5.5 million shares of our common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 2006. Since the inception of our stock repurchase programs in January 2001, we have repurchased 6.6 million shares of our common stock at an average price of $18.28 per share, with an aggregate value of $121.0 million. We intend to use available cash to purchase additional shares under the program. At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

Fiscal 2006 Outlook:

We plan to meet the cash needs for the business for fiscal 2006 through cash from operations and cash on hand. We also target to meet long-term cash needs with cash flow from operations or cash on hand over the next two fiscal years. Actual results may differ from our targets for a number of reasons addressed in this report. We may also issue additional shares of common stock or use available cash on hand for the acquisition of complementary businesses or other significant assets. From time to time, we evaluate strategic opportunities and potential investments in complementary businesses and anticipate continuing to make such evaluations. As a result of our closure of the Cree Microwave-Sunnyvale facility, we anticipate that we will continue to make operating lease payments on the Sunnyvale facility through November 2011. Unless we successfully negotiate a buy out of our existing lease or sublease the facility in Sunnyvale, California we may incur cash out flows of approximately $6.3 million over the next six years to satisfy our obligation. During the second quarter of fiscal 2006, we recorded a $3.1 million charge related to an accrual for lease commitments on the Sunnyvale facility. This liability represents the fair value of the remaining lease liability based on an estimate of the present value of the remaining lease rentals reduced by an estimate of sublease rental income that may be obtained for the property through the expiration of the lease term. The expenses related to the Cree Microwave-Sunnyvale facility will continue to be presented as discontinued operations in the Company’s consolidated financial statements.

Index

As of December 25, 2005, our cash and cash equivalents and short-term investments combined increased $69.6 million, or 40%, over balances reported as of June 25, 2005. Our long-term investments held to maturity decreased by $8.5 million, or 8%, over balances reported as of June 25, 2005. The net $61.1 million increase to cash and investments resulted from profits in the first six months of fiscal 2006. Our net property and equipment has decreased by $5.1 million or 1% since June 25, 2005 as depreciation expense more than offset investments made to expand production capacity. During the first six months of fiscal 2006, we spent $31.7 million on capital additions. We target capital spending in fiscal 2006 to be in a range of $90.0 million to $110.0 million. These investments are intended to aid us in meeting current and what we view as increasing future customer product demands on a cost-effective basis. We target that these investments in additional equipment will allow us to meet increased demand for our products and thus may lead to higher revenue for us. The increased property investment will also result in higher depreciation expense. We currently have no debt outstanding or off-balance sheet obligations, commitments or contingencies or guarantees and we do not use special purpose entities for any transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of December 25, 2005, we held a long-term investment in the equity of Color Kinetics, which is treated for accounting purposes under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) as an available-for-sale security. This investment is carried at fair market value based upon the quoted market price of that investment as of December 25, 2005, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

It is our policy to write down these types of equity investments to their market value and record the related write-down as an investment loss on our consolidated statements of operations if we believe that an other-than-temporary decline existed in our marketable equity securities. As of December 25, 2005, we do not believe that an other-than-temporary decline existed in our investment in Color Kinetics as the market value of the security was above our cost. This investment is subject to market risk of equity price changes. The fair market value of this investment as of December 25, 2005, using the closing sale price as of December 23, 2005, was $26.7 million, compared to the fair market value as of June 26, 2005, using the closing sale price as of June 24, 2005, which was $20.9 million.

As of December 25, 2005, we held warrants to purchase the capital stock of a private company valued at $37,000. We hold and expect to continue to consider investments in minority interests in companies having operations or technology in areas within our strategic focus. Many of our investments are in early stage companies or technology companies where operations are not yet sufficient to establish them as profitable concerns. One of our investments is in a publicly traded company whose share prices are subject to market risk. Management continues to evaluate its investment positions on an ongoing basis. See the footnote, “Investments,” in the consolidated financial statements included in Part 1 Item 1 of this report for further information on our policies regarding investments in private and public companies.

Index

We have invested some of the proceeds from our cash from operations into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. These investments are A grade or better in accordance with our cash management policy. At December 25, 2005, we had $271.2 million invested in these securities, compared to $206.3 million at June 26, 2005. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported on our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair values and the amortized cost of these investments. We generally are not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid and do not fluctuate substantially from stated values. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $27.1 million at December 25, 2005.

Under certain of our customer agreements, foreign currency exchange rates can affect our sales price. These contracts represent our main risk with respect to foreign currency. We have no commodity risk.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the second quarter of fiscal 2006 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the three months ended December 25, 2005, there were no material developments in the legal proceedings previously reported in our Annual Report on Form 10-K for the fiscal year ended June 26, 2005 and our Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2005. Please refer to Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended June 26, 2005 and Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2005 respectively, for a description of our material legal proceedings.

Index

Item 1A. Risk Factors

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

Although we experienced significant revenue and earnings growth in the past year, we may not be able to sustain such growth or maintain our margins, and we may experience significant fluctuations in our revenue, earnings and margins in the future. Historically, the prices of our LEDs have declined based on market trends. We attempt to maintain our margins by constantly developing improved or new products, which provide greater value and result in higher prices, or by lowering the cost of our LEDs. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

·	our ability to develop, manufacture and deliver products in a timely and cost-effective manner;
·	variations in the amount of usable product produced during manufacturing (our “yield”);
·	our ability to improve yields and reduce costs in order to allow lower product pricing without margin reductions;
·	our ability to ramp up our subcontractor in Asia;
·	our ability to ramp up production for our new products;
·	our ability to convert our substrates used in our volume manufacturing to larger diameters;
·	our ability to produce higher brightness and more efficient LED products that satisfy customer design requirements;
·	our ability to develop new products to specifications that meet the evolving needs of our customers;
·	changes in demand for our products and our customers’ products;
·	effects of an economic slow down on consumer spending on such items as cell phones, electronic devices and automobiles;
·	changes in the competitive landscape, such as availability of higher brightness LED products, higher volume production and lower pricing from Asian competitors;
·	average sales prices for our products declining at a greater rate than anticipated;
·	changes in the mix of products we sell, which may vary significantly;
·	other companies’ inventions of new technology that may make our products obsolete;
·	product returns or exchanges that could impact our short-term results;
·	changes in purchase commitments permitted under our contracts with large customers;
·	changes in production capacity and variations in the utilization of that capacity;
·
disruptions of manufacturing that could result from damage to our manufacturing facilities from causes such as fire, flood or other casualties, particularly in the case of our single site for SiC wafer and LED production;

·	changes in accounting rules, such as recording expenses for stock option grants;

Index

·	our policy to fully reserve for all accounts receivable balances that are more than 90 days past due, which could impact our short-term results; and
·	changes in Federal budget priorities could adversely affect our contract revenue.

These or other factors could adversely affect our future operating results and margins. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

If we are unable to produce and sell adequate quantities of our LED products and improve our yields, our operating results may suffer.

We believe that our ability to gain customer acceptance of our products and to achieve higher volume production and lower production costs for those products will be important to our future operating results. We must reduce costs of these products to avoid margin reductions from the lower selling prices we may offer due to our competitive environment and/or to satisfy prior contractual commitments. Achieving greater volumes and lower costs requires improved production yields for these products. We may encounter manufacturing difficulties as we ramp up our capacity to make our newest high brightness products. Our failure to produce adequate quantities and improve the yields of any of these products could have a material adverse effect on our business, results of operations and financial condition.

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

Our future success will depend on our ability to develop new SiC and GaN solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner, and we must secure production orders from our customers. The development of new SiC and GaN products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Products currently under development include larger, higher quality substrates and epitaxy, wide bandgap RF and microwave products based on SiC and GaN, SiC power devices, near UV laser diodes, higher brightness LED products and high power packaged LEDs. The successful development and introduction of these products depends on a number of factors, including the following:

·	achievement of technology breakthroughs required to make commercially viable devices;
·	the accuracy of our predictions of market requirements and evolving standards;
·	acceptance of our new product designs;
·	acceptance of new technology in certain markets;
·	the availability of qualified development personnel;
·	our timely completion of product designs and development;
·	our ability to develop repeatable processes to manufacture new products in sufficient quantities for commercial sales;
·	our customers’ ability to develop applications incorporating our products; and
·	acceptance of our customers’ products by the market.

If any of these or other factors become problematic, we may not be able to develop and introduce these new products in a timely or cost-efficient manner.

Index

Our results of operations, financial condition and business would be harmed if we were unable to balance customer demand and capacity.

We are in the process of taking steps to address our manufacturing capacity needs in order to meet current and future customer demand. If we are not able to increase our capacity or if we increase our capacity too quickly, our business and results from operations could be adversely impacted. For example, we are currently expanding our manufacturing capacity, including the build out of the fabrication facility in Research Triangle Park, North Carolina, that we acquired from a third party in the third quarter of fiscal 2005. If our expansion initiative is delayed, costs more than we anticipate or requires long transition or qualification periods, our business and financial results could be harmed. If our business does not grow fast enough to use this new capacity, our financial results could decline. We are also expanding capacity for our XLamp products and qualifying a subcontractor. If there are delays or unforeseen costs associated with this expansion, we may not be able to achieve our financial targets.

Our LED revenues are highly dependent on our customers’ ability to produce competitive white LED products using our LED chips.

Some of our customers package our blue LEDs in combination with phosphors to create white LEDs. Growth in sales of our high-brightness LED chips used in white light applications is dependent upon our customers’ ability to develop efficient white LED products using our chips. Nichia Corporation, or Nichia, currently has the majority of the market share for white LEDs and other companies, such as Toyoda Gosei Co. Ltd., have started to offer competitive blue chips and white products to compete with Nichia. The package design that our customers have used in their products generally has not been as efficient as the design that Nichia has used in its products. As a result, the white LEDs that our customers produce with our chips historically have not been as bright as Nichia’s white LEDs. Even if our customers are able to develop more competitive white LED products, there can be no assurance that they will be able to compete with Nichia, which has an established market presence.

We are highly dependent on trends in mobile products to drive a substantial percentage of LED demand.

Our results of operations could be adversely affected if we experience reduced customer demand for LED products for use in mobile products. For the first half of fiscal 2006, we derived approximately one-half of our LED revenue from sales of our products into mobile products. Our design wins are spread over numerous models and customers. Our ability to maintain or increase our LED product revenue depends in part on the number of models into which our customers design our products and the overall demand for these products, which is impacted by seasonal fluctuations and market trends. Design cycles in the handset industry are short and demand is volatile, which makes production planning difficult to forecast. Brightness performance, smaller size and price considerations are important factors in increasing our market share for mobile products.

Index

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

Our materials products and our LED, power and RF device products are manufactured using technologies that are highly complex. We manufacture our SiC wafer products from bulk SiC crystals, and we use these SiC wafers to manufacture our LED products and our SiC-based RF and power semiconductors. During our manufacturing process, each wafer is processed to contain numerous die, which are the individual semiconductor devices. The RF and power devices and XLamp products then are further processed by incorporating them into packages for sale as packaged components. The number of usable crystals, wafers, dies and packaged components that result from our production processes can fluctuate as a result of many factors, including but not limited to the following:

·	variability in our process repeatability and control;
·	impurities in the materials used;
·	contamination of the manufacturing environment;
·	equipment failure, power outages or variations in the manufacturing process;
·	lack of adequate quality and quantity of piece parts and other raw materials;
·	losses from broken wafers or human errors; and
·	defects in packaging either within our control or at our subcontractors.

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

Index

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

We expect competition to increase. In order to achieve our revenue growth objectives in fiscal 2006, we need to continue to develop new products that enable our customers to win new designs and increase market share in key applications such as mobile products. One major supplier dominates this market and we anticipate that the competition for these designs will be intense and may result in lower sales prices of our products. Therefore, our ability to provide higher performance LEDs at lower costs will be critical to our success. Competitors may also try to align with some of our strategic customers. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Competitors also could invent new technologies that may make our products obsolete. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

Our business may be impaired by claims that we, or our customers infringe intellectual property rights of others.

Vigorous protection and pursuit of intellectual property rights characterize the semiconductor industry. These traits have resulted in significant and often protracted and expensive litigation. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to:

·	pay substantial damages;
·	indemnify our customers;
·	stop the manufacture, use and sale of products found to be infringing;
·	discontinue the use of processes found to be infringing;
·	expend significant resources to develop non-infringing products and processes; and/or
·	obtain a license to use third party technology.

Index

There can be no assurance that third parties will not attempt to assert infringement claims against us or our customers, with respect to our current or future products. In addition, our customers may face infringement claims directed to the customer’s products that incorporate our products, and an adverse result could impair the customer’s demand for our products. We have also promised certain of our customers that we will indemnify them in the event they are sued by our competitors for infringement claims directed to the products we supply. Under this indemnification obligation we may be responsible for future payments to resolve infringement claims against them. From time to time we receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. Our practice is to investigate such claims to determine whether the assertions have merit and, if so, we take appropriate steps to seek to obtain a license or to avoid the infringement. However, we cannot predict whether a license will be available or that we would find the terms of any license offered acceptable or commercially reasonable. Failure to obtain a necessary license could cause us to incur substantial liabilities and costs and to suspend the manufacture of products.

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

Index

We face significant challenges managing our growth.

We have experienced a period of significant growth that has challenged our management and other resources. We have grown from 680 employees on June 25, 2000 to 1,332 employees on June 26, 2005 and from revenues of $108.6 million for the fiscal year ended June 25, 2000 to $389.1 million for the fiscal year ended June 26, 2005. To manage our growth effectively, we must continue to:

·	implement and improve operating systems;
·	maintain adequate manufacturing facilities and equipment to meet customer demand;
·	maintain a sufficient supply of raw materials to support our growth;
·	improve the skills and capabilities of our current management team;
·	add experienced senior level managers;
·	attract and retain qualified people with experience in engineering, design and technical marketing support; and
·	recruit and retain qualified manufacturing employees.

We will spend substantial amounts of money in supporting our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development and administrative support. If we cannot attract qualified people or manage growth effectively, our business, operating results and financial condition could be adversely affected. For example, we are currently trying to build a worldwide team of sales, marketing and development and application support employees for our LED and high-power businesses. If we are not successful in recruiting personnel, our actual growth may be lower than our forecasts. Conversely, if the product demand from our customers does not expand as we anticipate, our margins may decrease in part due to higher costs associated with the greater capacity that has been added recently which would not be used.

Performance of our investments in other companies could affect our financial results.

From time to time, we have made investments in public and private companies that engage in complementary businesses. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial results as reflected in our consolidated balance sheets. In addition, if the decline in value is determined to be other-than-temporary, the related write-down could have an adverse effect on our reported net income. We currently hold an interest in one public company. We do not currently hold any interests in private companies that have a net carrying value other than a $37,000 value relating to certain warrants held in a private company.

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

Index

Our investments in other companies also may cause fluctuations in our earnings results. For example, during the first and second quarters of fiscal 2006, we recorded a decrease in our income tax expense related to an unrealized capital gain on the Color Kinetics investment of $2.0 million and $132,000, respectively, which we offset against a prior year tax carry forward. In future periods, we will be required to continue to adjust our deferred tax asset valuation allowance in connection with any increase or decrease in the value of our investment in Color Kinetics, which could increase or decrease our income tax expense for the period. This may cause fluctuations in our earnings results that do not accurately reflect our results from operations.

If delays occur in bringing the RTP facility on line, our financial results could suffer.

In the third quarter of fiscal 2005, we purchased an existing wafer fabrication facility in Research Triangle Park, North Carolina. We plan to complete our build out of the RTP facility and bring capacity for the production of high-power products online in the fourth quarter of fiscal 2006. If delays are incurred, our ability to meet future demand for high power products and contract revenue targets could be impacted.

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

Index

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

The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases our products may contain undetected defects or flaws that only become evident after shipment. We have experienced product quality, performance or reliability problems from time to time. Defects or failures may occur in the future. If failures or defects occur, we could:

·	lose revenue;
·	incur increased costs, such as warranty expense and costs associated with customer support;
·	experience delays, cancellations or rescheduling of orders for our products;
·	write down existing inventory; or
·	experience product returns.

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

Index

If we are unable to attract and hire a new Chief Financial Officer or if the search process takes longer than expected, our business could suffer.

We are actively seeking a new Chief Financial Officer in response to the August 2005 announcement that Cynthia B. Merrell, our current Chief Financial Officer, is resigning. Ms. Merrell has agreed to continue her service as Chief Financial Officer until we secure a qualified successor but not later than May 5, 2006. There is intense competition for qualified senior management, particularly those with the financial expertise needed for this position. If we are unable to attract and hire a new Chief Financial Officer in a timely manner, our business could suffer from the uncertainty caused by the continued management search process.

Litigation could adversely affect our operating results and financial condition.

We are defendants in pending litigation (as described in “Part II, Item 1. Legal Proceedings” of our quarterly report on Form 10-Q for the quarterly period ended September 25, 2005 and “Part II, Item 3. Legal Proceedings” of our annual report on Form 10-K for the fiscal year ended June 26, 2005) that alleges, among other things, violations of securities laws and patent infringement.  Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

Compliance with changing regulation of corporate governance and public disclosure may result in additional risks and expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the Securities and Exchange Commission, are creating uncertainty for public companies such as ours. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased sales, general and administrative expenses and a diversion of management time and attention. In particular, our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent accountants’ audit of that assessment have required, and we expect such efforts to continue to require, the commitment of significant financial and managerial resources. We cannot assure that we will not discover a material weakness or significant deficiency in our internal control over financial reporting. If we discover a material weakness or significant deficiency, corrective action may be time-consuming, costly and further divert the attention of management. The disclosure of a material weakness or significant deficiency may cause our stock price to fluctuate significantly.

Index

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on November 3, 2005. The following matters were submitted to a vote of the shareholders with the results shown below:

(a)	Election of six directors, each elected to serve until the later of the next Annual Meeting of Shareholders or until such time as his successor has been duly elected and qualified.

Name	Votes For	Votes Withheld
Charles M. Swoboda	62,028,416	5,541,591
John W. Palmour, Ph. D.	62,077,136	5,492,871
Dolph W. von Arx	61,921,989	5,648,018
James E. Dykes	60,153,479	7,416,528
Robert J. Potter, Ph. D	60,164,968	7,405,039
Harvey A. Wagner	61,986,086	5,583,921

(b)	Approval of the adoption of the 2005 Employee Stock Purchase Plan which replaces our 1999 Employee Stock Purchase Plan.

Votes For	Votes Against	Abstained
31,376,536	9,155,079	238,856

(c)	Approval of the amendments to the 2004 Long-Term Incentive Compensation Plan.

Votes For	Votes Against	Abstained
29,359,001	11,053,508	357,961

(d)	Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ended June 25, 2006.

Votes For	Votes Against	Abstained
66,439,098	1,031,959	98,949

The matters listed above are described in detail in our definitive proxy statement dated September 26, 2005 for the Annual Meeting of Shareholders held on November 3, 2005.

Index

Item 6. Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

10.1	Director’s Deferred Compensation Plan, as amended
10.2	Trust Agreement between the Company and Fidelity Management Trust Company, as amended, effective as of February 1, 2006
10.3
2004 Long-Term Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on November 8, 2005)

10.4
Amendment dated January 18, 2006, to Letter Agreement, dated August 10, 2005, between Cynthia B. Merrell and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on January 18, 2006).

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

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

Date: January 31, 2006

/s/ Cynthia B. Merrell
Cynthia B. Merrell
Chief Financial Officer and Treasurer
(Authorized Officer and Chief Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit No.	Description
10.1	Director’s Deferred Compensation Plan, as amended
10.2	Trust Agreement between the Company and Fidelity Management Trust Company, as amended, effective as of February 1, 2006
10.3
2004 Long-Term Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on November 8, 2005)

10.4
Amendment dated January 18, 2006, to Letter Agreement, dated August 10, 2005, between Cynthia B. Merrell and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on January 18, 2006).

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

Index