Form 10-Q
period 2006-03-26
CREE INC
filed 2006-05-04
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-21154

CREE, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-1572719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4600 Silicon Drive Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code)

(919) 313-5300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share as of April 7, 2006 was 77,056,986.

CREE, INC.

FORM 10-Q

For the Three and Nine Months Ended March 26, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 26, 2006	June 26, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,886	$70,925
Short-term investments held-to-maturity	178,130	102,543
Accounts receivable, net	58,335	34,476
Income tax receivable	—	9,900
Inventories, net	28,759	30,045
Deferred income taxes	10,420	23,531
Other current assets	11,022	7,792
Assets of discontinued operations	274	3,149

Total current assets	359,826	282,361
Property and equipment, net	337,564	340,689
Long-term investments held-to-maturity	115,845	103,791
Patent and license rights, net	29,834	28,667
Marketable securities available for sale	32,699	20,937
Other assets	3,402	963

Total assets	$879,170	$777,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$23,531	$23,153
Accrued salaries and wages	8,663	8,934
Other accrued expenses	5,621	3,312
Deferred revenue	1,410	—
Liabilities of discontinued operations	938	637

Total current liabilities	40,163	36,036
Long-term liabilities:
Deferred income taxes	32,747	28,454
Long-term liabilities of discontinued operations	2,120	—

Total long-term liabilities	34,867	28,454
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 26, 2006 and June 26, 2005; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at March 26, 2006 and June 26, 2005; 77,007 and 75,568 shares issued and outstanding at March 26, 2006 and June 26, 2005, respectively	96	94
Additional paid-in-capital	568,296	548,342
Accumulated other comprehensive income, net of taxes	14,036	6,200
Retained earnings	221,712	158,282

Total shareholders’ equity	804,140	712,918

Total liabilities and shareholders’ equity	$879,170	$777,408

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
Revenue:
Product revenue, net	$100,378	$90,279	$295,382	$269,084
Contract revenue, net	7,326	5,475	20,864	17,191

Total revenue	107,704	95,754	316,246	286,275

Cost of revenue:
Product revenue, net	50,946	38,567	145,634	114,652
Contract revenue, net	5,423	4,260	14,880	13,604

Total cost of revenue	56,369	42,827	160,514	128,256

Gross profit	51,335	52,927	155,732	158,019

Operating expenses:
Research and development	13,333	10,893	40,910	30,788
Sales, general and administrative	11,826	8,367	33,395	22,324
Loss on disposal of property and equipment	208	277	908	603

Total operating expenses	25,367	19,537	75,213	53,715

Income from operations	25,968	33,390	80,519	104,304

Non-operating income:
Gain on investments in marketable securities	—	2,808	583	2,927
Loss on long-term investments	—	—	—	(1,992)
Other non-operating income	38	—	45	4
Interest income, net	3,482	1,403	8,777	3,691

Income from continuing operations before income taxes	29,488	37,601	89,924	108,934

Income tax expense	5,194	14,801	22,342	32,457

Income from continuing operations	24,294	22,800	67,582	76,477
Loss from discontinued operations, net of related income tax benefit	(294)	(2,117)	(4,152)	(6,345)

Net income	$24,000	$20,683	$63,430	$70,132

Earnings (loss) per share:
Basic:
Income from continuing operations	$0.32	$0.30	$0.89	$1.02

Loss from discontinued operations	$(0.01)	$(0.03)	$(0.06)	$(0.08)

Net income	$0.31	$0.27	$0.83	$0.94

Diluted:
Income from continuing operations	$0.31	$0.29	$0.87	$0.99

Loss from discontinued operations	$—	$(0.02)	$(0.06)	$(0.08)

Net income	$0.31	$0.27	$0.81	$0.91

Shares used in per share calculation:
Basic	76,464	75,694	76,011	74,860

Diluted	78,471	77,428	77,943	77,256

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Nine Months Ended
	March 26, 2006	March 27, 2005
Cash flows from operating activities:
Net income	$63,430	$70,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,694	49,855
Stock-based compensation	9,798	—
Impairment or loss on disposal of property, equipment and patents	4,093	603
Gain on sale of investment in marketable securities	(587)	(2,927)
Amortization of patent and licensing rights	1,766	1,207
Amortization of premium on investments held to maturity	922	1,763
Write-down of long-term investments	—	1,992
Deferred income taxes	—	(2,137)
Changes in operating assets and liabilities:
Accounts and interest receivable	(24,672)	(11,220)
Inventories	3,048	(9,918)
Prepaid expenses and other current assets	8,224	(5,159)
Accounts payable, trade	(1)	2,347
Accrued expenses and other liabilities	2,943	12,728

Net cash provided by operating activities	122,658	109,266

Cash flows from investing activities:
Purchase of property and equipment	(54,214)	(119,781)
Purchase of investments held to maturity	(179,325)	(100,022)
Proceeds from maturities of investments held to maturity	88,791	79,632
Proceeds from investments available for sale	1,972	4,791
Proceeds from sale of investment	954	358
Proceeds from sale of property and equipment	1,201	532
Decrease in other long-term assets	—	(6,290)
Purchase of patent and licensing rights	(3,018)	(2,616)

Net cash used in investing activities	(143,639)	(143,396)

Cash flows from financing activities:
Net proceeds from issuance of common stock	22,942	48,842
Repurchase of common stock	—	(35,261)

Net cash provided by financing activities	22,942	13,581

Net increase (decrease) in cash and cash equivalents	1,961	(20,549)
Cash and cash equivalents:
Beginning of period	$70,925	$81,472

End of period	$72,886	$60,923

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17,013	$19,964

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The consolidated balance sheet at March 26, 2006, the consolidated statements of income for the three and nine months ended March 26, 2006 and March 27, 2005, and the consolidated statements of cash flow for the nine months ended March 26, 2006 and March 27, 2005 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at March 26, 2006, and for all periods presented, have been made. The consolidated balance sheet at June 26, 2005 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s fiscal 2005 Annual Report on Form 10-K. The results of operations for the period ended March 26, 2006 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc., and its wholly owned subsidiaries Cree Employee Services Corporation, CI Holdings, Limited, Cree Asia-Pacific, Inc., Cree Japan, Inc., Cree International GmbH, Cree Europe GmbH, Cree Asia-Pacific Limited, and Cree Microwave, LLC (“Cree Microwave”), referred to collectively as the “Company”. All material intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

Effective December 25, 2005, the Company discontinued the operations of its silicon-based radio frequency (“RF”) and microwave semiconductor business conducted by its Cree Microwave subsidiary. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reported the operating results for the Cree Microwave silicon-based RF and microwave business for the three and nine months ended March 26, 2006 and March 27, 2005 and the assets and liabilities of the Cree Microwave silicon-based RF and microwave business on the balance sheet at March 26, 2006 and June 26, 2005 as a discontinued operation.

As of December 25, 2005, the Company completed production of all last time buy orders for its silicon products and terminated the remaining employees of the Cree Microwave subsidiary. Through the end of the third quarter of fiscal 2006, the Company incurred pre-tax charges totaling $11.9 million related to the closure of this business. During the third quarter of fiscal 2006, the Company recorded a $264,000 facility decommission charge, a $503,000 additional charge related to the remaining lease obligation for the Sunnyvale facility, and a $192,000 gain on the sale of machinery and equipment. For the nine months ended March 26, 2006, the Company recorded a $668,000 inventory impairment charge, a $624,000 severance expense charge, a $264,000 facility decommission charge, a $111,000 charge for the net impairment of property, equipment and patents, and a charge of $3.6 million for the remaining lease obligation for the Sunnyvale facility. In the fourth quarter of fiscal 2005, the Company recorded a charge of $652,000 for inventory impairment, $5.5 million for the impairment of property, equipment and patents, and $519,000 for severance expenses related to the Cree Microwave business.

The Company remains liable for the operating lease expenses of the Sunnyvale facility through November 2011. However, in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company determined that the operations of the Sunnyvale facility had ceased and no longer provided economic benefit and as a result recorded a liability for the ongoing lease obligation. This liability was $3.0 million at March 26, 2006 and represents the fair value of the remaining lease liability based on an estimate of the present value of the remaining lease rentals reduced by an estimate of sublease rental income that may be obtained for the property through the expiration of the lease term.

The Company believes the significant write-downs related to the closure of the Sunnyvale facility have been completed; however, there may be future adjustments to the estimate for the accrual of the lease contract obligations. The following table summarizes the changes during the first nine months of fiscal 2006 attributable to costs incurred and charged to expense, costs paid and any adjustments to the liability for the nine months ended March 26, 2006 related to the exit activities for Cree Microwave (in thousands), which is reflected in liabilities of discontinued operations in the consolidated balance sheets:

For the Nine Months Ended March 26, 2006
Balance at June 26, 2005	$218
Current period severance accrual	624
Severance fees paid	(815)
Contract termination costs net of payments	2,996

Balance at March 26, 2006	$3,023

In accordance with the provisions of SFAS 144, the following table summarizes the amounts of revenue and pre-tax losses reported in discontinued operations for the respective income statement periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
Product revenue, net	$—	$957	$4,266	$3,906
Loss before income taxes	$(432)	$(2,948)	$(6,114)	$(9,203)

Business Segments

As a result of the closure of the Cree Microwave silicon business, the Company now has one reportable segment.

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

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at March 26, 2006 and June 26, 2005 and the reported amounts of revenues and expenses during the three and nine months ended March 26, 2006 and March 27, 2005. Actual amounts could differ from those estimates.

Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
Basic:
Net income	$24,000	$20,683	$63,430	$70,132

Weighted average common shares	76,464	75,694	76,011	74,860

Basic earnings per common share	$0.31	$0.27	$0.83	$0.94

Diluted:
Net income	$24,000	$20,683	$63,430	$70,132

Diluted weighted average common shares:
Weighted average common shares outstanding	76,464	75,694	76,011	74,860
Dilutive effect of stock options and warrants	2,007	1,734	1,932	2,396

Diluted weighted average common shares	78,471	77,428	77,943	77,256

Diluted earnings per common share	$0.31	$0.27	$0.81	$0.91

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with SFAS No. 128, “Earnings per Share,” (“SFAS 128”) these shares were not included in calculating diluted earnings per share. For the three and nine months ended March 26, 2006, there were 5.1 million and 5.4 million shares, respectively, not included in calculating diluted earnings per share because their effect was considered to be antidilutive. For the three and nine months ended March 27, 2005, there were 4.5 million and 3.8 million shares, respectively, not included in calculating diluted earnings per share because their effect was considered to be antidilutive.

Revenue Recognition

The Company provides its customers with limited rights of return for non-conforming shipments and certain of the Company’s contractual sales arrangements provide for limited product exchanges and the potential for reimbursement of certain sales costs. As a result, the Company records an allowance for sales returns at the time of sale, which is recorded as a reduction of product revenue on the consolidated statements of income and as a reduction to accounts receivable on the consolidated balance sheets.

During fiscal 2005, the Company determined that sufficient historical sales return information was available to enable the Company to reasonably estimate sales returns in accordance with the criteria in SFAS No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Specifically, the Company reviews historical quarterly sales returns as a percentage of total sales. The returns are matched to the quarter when the sales were originally recorded. Based on historical return percentages and other relevant factors, the Company estimates its sales returns that have not yet occurred for product sales that have been recorded. During the three months ended March 26, 2006, the Company reduced its allowance for sales returns by $1.7 million due to actual customer returns, adjustments to the Company’s estimated future sales returns and for the reimbursement to one of the Company’s customers for certain sales costs in accordance with its contract with the Company. The amount of this reimbursement was previously accrued in the Company’s allowance for sales returns. During the nine months ended March 26, 2006, the Company reduced its allowance for sales returns by $3.1 million due to actual customer returns, adjustments to the Company’s estimated future sales returns and for the reimbursement to one of the Company’s customers for certain sales costs in accordance with its contract with the Company. The allowance for sales returns at March 26, 2006 and June 26, 2005 was $6.5 million and $9.6 million, respectively.

In accordance with SFAS 48, the Company also records an estimate for the value of product returns that it believes will be returned to inventory in the future and resold. During the third quarter of fiscal 2006, the Company recorded a $434,000 increase in its estimate for the value of product returns. During the nine months ended March 26, 2006, the Company recorded a net $250,000 increase in its estimate for the value of product returns that it believed would be returned to inventory. As of March 26, 2006 and June 26, 2005, the Company estimated the cost of future product returns at $1.9 million and $1.7 million, respectively, which is recorded as a reduction in the costs of product revenue in the consolidated statements of income and reflected in other current assets in the consolidated balance sheets.

Investments

As of March 26, 2006 and June 26, 2005, the Company held a long-term equity investment in the common stock of Color Kinetics, Incorporated (“Color Kinetics”). The Company accounts for its shares of Color Kinetics common stock as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Accordingly, unrealized gains or losses on Color Kinetics’ shares are excluded from earnings and are recorded as other comprehensive income, net of tax. Management classifies the shares as a long-term investment as the Company has the intent and the ability to hold these shares. During the first quarter of fiscal 2006, the Company sold 63,782 shares of Color Kinetics common stock for $954,000, and recognized a $587,000 gain. During the third quarter of fiscal 2005, the Company sold 343,000 shares of Color Kinetics common stock for $4.8 million and recognized a gain of $2.8 million. The Company held 1,795,660 shares of Color Kinetics common stock as of March 26, 2006. As of March 26, 2006 and June 26, 2005, the Company had recorded a cumulative unrealized gain on its investment in Color Kinetics of $22.3 million and $10.2 million, respectively, (or $14.0 million and $6.2 million, net of tax, respectively). The unrealized gain was based on the closing share price of the stock as of March 26, 2006 and June 26, 2005 to determine the fair market value for the Company’s investment of $32.7 million and $20.9 million, respectively.

As of March 26, 2006 and June 27, 2005, the Company held warrants to purchase stock in a privately-held company with a carrying value of $37,000 for each period. During the second quarter of fiscal 2005, the Company recorded a write-down of $2.0 million on its investment in a privately-held company called Lighthouse Technologies Limited (“Lighthouse”), representing the Company’s best estimate of an other-than-temporary decline in the value of the investment. This impairment charge was recorded as a loss on long-term investments on the consolidated statements of income. During the third quarter of fiscal 2005, the Company sold its investment in Lighthouse for $896,000, which was the carrying value of the investment. Since the Company does not have the ability to exercise significant influence over the operations of such privately-held companies, the investment balances are carried at cost, accounted for using the cost method of accounting and are included in other non-current assets in the consolidated balance sheets. Because the shares of stock and stock warrants the Company received in these investments are not publicly traded, there is no established market for these securities.

Inventories

The following is a summary of inventory (in thousands):

	March 26, 2006	June 26, 2005
Raw materials	$5,365	$4,802
Work-in-progress	12,507	15,103
Finished goods	11,560	10,626

	29,432	30,531
Inventory reserve	(673)	(486)

Total inventory, net	$28,759	$30,045

As of March 26, 2006, the Company maintained a $673,000 reserve for inventory. During the three and nine months ended March 26, 2006, the Company scrapped $65,000 and $1.0 million, respectively, of previously reserved products as they could no longer be used in production or sold. The Company reduced the respective inventory reserves accordingly as of March 26, 2006.

Shareholders’ Equity

The following presents a summary of activity in shareholders’ equity for the nine months ended March 26, 2006 (in thousands):

	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at June 26, 2005	$94	$548,342	$158,282	$6,200	$712,918
Issuance of common stock for cash, 1,348 shares	2	22,940	—	—	22,942
Stock-based compensation (a)	—	10,125	—	—	10,125
Reversal of income tax benefit from the exercise of previously issued stock options (b)	—	(13,111)	—	—	(13,111)
Net income	—	—	63,430	—	63,430
Unrealized gain on marketable securities, net of tax of $4,449	—	—	—	8,076	8,076
Reclassification of realized gain for sale of Color Kinetics’ stock, net of tax of $157	—	—	—	(240)	(240)

Comprehensive income	—	—	—	—	71,266

Balance at March 26, 2006	$96	$568,296	$221,712	$14,036	$804,140

(a)	Stock-based compensation reported on the Company’s Consolidated Statement of Income for the nine months ended March 26, 2006 was $9.8 million. Approximately $688,000 of stock-based compensation was allocated to inventory on the Company’s Consolidated Balance Sheet as of March 26, 2006. The difference between total stock-based compensation expense of $10.5 million and the amount credited to APIC of $10.1 million represents the portion of stock-based compensation expense attributable to the Company’s 2005 Employee Stock Purchase Plan. At March 26, 2006 this amount is classified as a current liability in the consolidated balance sheets in accordance with the provisions of SFAS 123R, “Accounting for Stock-Based Compensation” and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”
(b)	During the nine months ended March 26, 2006, the Company reduced additional paid in capital by $13.1 million, which represented expected tax benefits from the exercise of previously issued stock options that will no longer be realized due to Internal Revenue Code limitations. Management has evaluated the impact of the $13.1 million reduction of additional paid-in capital on prior periods and has determined that an adjustment to prior periods is not required as the amounts have been deemed to be immaterial and would have no effect on previously reported net income.

Research and Development

Revenue and expense classifications for U.S. Government and non-governmental contracts are based on the nature of the contract. For contracts where the Company anticipates that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts where the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding as an offset of those expenses. The following table details information about contracts for which direct expenses exceeded funding by period as included in research and development expenses for the three and nine-month periods ended March 26, 2006 and March 27, 2005, respectively:

	Three Months Ended		Nine Months Ended
	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
	(in thousands)		(in thousands)
Cost to perform government contract	$620	$—	$1,717	$—
Government funding	500	—	1,502	—

Net amount of research and development costs	$120	$—	$215	$—

Income Taxes

For the three and nine months ended March 26, 2006, the Company recorded reductions in its income tax expense of approximately $2.3 million and $4.7 million, respectively, related to realized and unrealized capital gains on its investment in Color Kinetics. In fiscal 2002, the Company recorded a capital loss associated with certain other marketable securities that was carried forward for tax purposes. However, the Company fully reserved the tax benefits associated with the loss because it was more likely than not that such benefit would expire unused by the Company. Based on SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) the valuation allowance should be adjusted for any new realizable federal capital gains or losses. Therefore, once the Company’s ability to transfer its shares of Color Kinetics stock was no longer contractually restricted in December 2004, the increase in the market value of the Company’s investment in Color Kinetics was an unrealized capital gain that the Company could offset against the fiscal 2002 loss carry forward for tax purposes. For this reason, a portion of the valuation allowance associated with the prior year capital loss was reversed beginning in the second quarter of fiscal 2005 and has been adjusted in each subsequent quarter. In future periods, the Company will continue to adjust its deferred tax asset valuation allowance in connection with any increase or decrease in the value of its investment in Color Kinetics, which could increase or decrease the income tax expense for such period. For the three and nine months ended March 26, 2006, the Company also recorded an additional $1.4 million tax benefit related to a prior year tax return that was filed in March 2006.

For the three and nine months ended March 27, 2005, the Company recorded an increase of $3.2 million and a $3.8 million decrease, respectively, related to realized and unrealized capital gains on its investment in Color Kinetics. Also, during the third quarter of fiscal 2005, the Company determined that its effective tax provision rate had declined from 32.20% to 31.11%, and, as a result recorded a $716,000 reduction in income tax expense. During the second quarter of fiscal 2005, the Company increased the valuation allowance related to privately-held investments by $697,000 resulting from the tax effect of the $2.0 million reserve that was recorded in the second quarter of fiscal 2005. Additionally, the Company increased income tax expense by $1.8 million for a settlement on state income taxes, estimated state tax rate changes and other adjustments. The net effect of the adjustments recorded for income taxes was a $2.1 million increase to net income for the nine months ended March 27, 2005.

Stock-Based Compensation

At March 26, 2006, the Company has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. In addition, the Company has five plans that have been terminated as to future grants, but under which options are currently outstanding. The Company’s plans are as follows:

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

Stock Option Plan for Non-Employee Directors - This plan provided for fixed annual non-qualified option grants to the Company’s non-employee directors. The plan was terminated as to future grants in 1997.

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

The Company also has an Employee Stock Purchase Plan (the “ESPP”) that provides employees of the Company and designated subsidiaries the opportunity to purchase common stock through payroll deductions. The Company established the original ESPP in 1999 and terminated it on October 31, 2005. The Company’s shareholders approved the new 2005 ESPP on November 3, 2005 and it became effective November 3, 2005. Under the 1999 ESPP, the purchase price was set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the fair market value on the purchase date. Under the 2005 ESPP, the purchase price is set at 85% of the fair market value of common stock at the purchase date. Under the 1999 ESPP, the Company’s board of directors had reserved a total of 1,350,000 shares of common stock for issuance. Under the 2005 ESPP, the Company’s board of directors has reserved a total of 600,000 shares of common stock for issuance. The 2005 ESPP also limits employee contributions to 15% of each employee’s compensation, and participation periods have a 6-month duration, beginning in May and November of each year.

Prior to June 27, 2005, the Company accounted for its equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company did not recognize stock-based compensation cost in its Consolidated Statements of Income prior to June 27, 2005, as all options granted under its equity-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective June 27, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of June 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to June 26, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses the assumptions noted in the following table. Expected volatility is based on implied volatilities from options traded on the Company’s common stock. The Company uses historical data among other factors to estimate forfeiture rates used in the model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended		Nine Months Ended
	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
Stock Option Grants:
Risk-free interest rate	4.53%	3.60%	3.96%	3.26%
Expected life, in years	4.5	4.0	4.5	4.1
Expected volatility	42.0%	70.0%	42.0%	70.0%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan:
Risk-free interest rate	4.27%	2.27%	3.77%	2.05%
Expected life, in years	0.5	0.8	0.5	0.8
Expected volatility	42.0%	70.0%	42.0%	70.0%
Dividend yield	0%	0%	0%	0%

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

As a result of adopting SFAS 123R, the Company’s income from continuing operations before income taxes for the three and nine months ended March 26, 2006 was $3.5 million and $9.8 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. As a result of adopting SFAS 123R, the Company’s net income for the three and nine months ended March 26, 2006 was $2.4 million and $6.7 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic earnings per share for the three and nine months ended March 26, 2006 would have been $0.34 and $0.92, respectively, if the Company had not adopted SFAS 123R, compared to reported basic earnings per share of $0.31 and $0.83, respectively. Diluted earnings per share for the three and nine months ended March 26, 2006 would have been $0.34 and $0.90, respectively, if the Company had not adopted SFAS 123R, compared to reported diluted earnings per share of $0.31 and $0.81, respectively. Net cash provided by financing activities was unchanged for the nine months ended March 26, 2006 since there were no excess tax benefits from equity-based compensation plans.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three and nine months ended March 27, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended March 27, 2005	Nine Months Ended March 27, 2005
	(in thousands, except per share amounts)
Net income, as reported	$20,683	$70,132
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(6,361)	(17,528)

Pro forma net income	$14,322	$52,604

Earnings per share:
Basic, as reported	$0.27	$0.94

Basic, pro forma	$0.19	$0.70

Diluted, as reported	$0.27	$0.91

Diluted, pro forma	$0.19	$0.68

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Contingencies

During the three months ended March 26, 2006, there were no material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2005 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2005. Please refer to Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended June 26, 2005 and Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2005 for a description of our material legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (or Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (or Exchange Act). All information contained in the following discussion relative to future markets for our products and trends in and anticipated levels of revenue, gross margins, and expenses, as well as other statements containing words such as “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect,” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made, and we have no duty to update them if our views later change.

Factors that could cause or contribute to such differences include: our ability to complete development and commercialization of products under development, such as our pipeline of brighter light emitting diodes or LEDs; our ability to lower costs; potential changes in demand; increasing price competition in key markets; the risk that due to the complexity of our manufacturing processes, the transition of production to three-inch wafers and the transition of advanced device wafer fabrication to our new facility, we may experience production delays that preclude us from shipping sufficient quantities to meet customer orders or that result in higher production costs and lower margins; risks associated with the ramp up of production for our new products; risks resulting from the concentration of our business among few customers, including the risk that customers may reduce or cancel orders or fail to honor purchase commitments; the rapid development of new technology and competing products that may impair demand or render our products obsolete; the potential lack of customer acceptance for our products; the ability of Cree Microwave, LLC, or Cree Microwave to sublease its facility in Sunnyvale California; and risks associated with our ongoing litigation. See “Risk Factors” below, as well as other risks and uncertainties referenced in this report, for additional risk factors that could cause actual results to differ.

Overview

We develop and manufacture semiconductor materials and electronic devices made from silicon carbide, or SiC, gallium nitride, or GaN, and related compounds. The majority of our products are manufactured at our main production facility in Durham, North Carolina. We also use subcontractors in Asia to perform some of our manufacturing steps for certain LED and power products. We generate revenues from the following product lines:

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

lighting for pools and spas), architectural lighting, appliance lighting, flashlights and reading lamps. Sales of LED products represented 80% and 81% of our revenue from continuing operations for the three and nine months ended March 26, 2006, respectively. Sales of LED products represented 84% and 83% of our revenue from continuing operations for the three and nine months ended March 27, 2005, respectively.

•	Materials products. Our customers purchase our SiC and GaN wafers for use in manufacturing LEDs, radio frequency, or RF devices, and power devices or for research and development. Sales of SiC and GaN wafers represented 6% and 5% of our revenue from continuing operations for the three and nine months ended March 26, 2006, respectively. Sales of SiC and GaN wafers represented 6% and 7% of our revenue from continuing operations for the three and nine months ended March 27, 2005, respectively. We also sell SiC materials in bulk crystal form to Charles & Colvard, Ltd., or Charles & Colvard, for their further processing into gemstone applications. Sales of SiC crystals for use in gemstone applications represented 4% and 3% of our revenue from continuing operations for the three and nine months ended March 26, 2006, respectively. Sales of SiC crystals for use in gemstone applications represented 2% of our revenue from continuing operations for the three and nine months ended March 27, 2005, respectively.

•	High-power products. These products include SiC power devices, and wide bandgap RF and microwave devices. Our customers currently purchase Schottky diode products for use in power factor correction circuits for power supplies in computer servers and other applications. We also provide discrete SiC RF transistors, as well as a foundry service for wide bandgap MMICs, for use in communication applications, high power radar amplifiers, electronic warfare and wireless infrastructure. Sales of high-power products represented 4% and 3% of our revenue from continuing operations for the three and nine months ended March 26, 2006, respectively. Sales of high-power products represented 2% of our revenue from continuing operations for the three and nine months ended March 27, 2005, respectively.

In the second quarter of fiscal 2006, we discontinued the operations of our silicon-based RF and microwave semiconductor business, previously known as our Cree Microwave segment. All historical financial periods presented herein have been reclassified to reflect the Cree Microwave silicon-based RF and microwave business as a discontinued operation. This business produced silicon-based semiconductor components for power amplifiers used for analog and digital base stations. As of the end of the second quarter of fiscal 2006, we completed the production of all last time buy orders for our silicon products and terminated the employment of the remaining employees of our Cree Microwave subsidiary. Sales of silicon-based RF and microwave devices at Cree Microwave were $4.3 million for the nine months ended March 26, 2006. Sales of silicon-based RF and microwave devices at Cree Microwave were $957,000 and $3.9 million in the three and nine months ended March 27, 2005, respectively. These sales are reflected in the loss from discontinued operations in the consolidated statements income.

We also generate revenue under contracts funded by government agencies or other customers. Government entities assist us in the development of new technology by funding a portion of our research and development efforts. Revenue from contract research funding represented 7% of our revenue from continuing operations for the three and nine months ended March 26, 2006, respectively. Revenue from contract research funding represented 6% of our revenue from continuing operations for the three and nine months ended March 27, 2005, respectively.

Industry Dynamics

Our business is affected by a number of industry factors, including: trends in mobile product designs and sales, LED brightness, competitive LED pricing pressures, technology and the relative strength of each supplier’s intellectual property. The most significant market currently for our blue and green LED chips is for illumination purposes in mobile products, including liquid crystal display, or LCD, backlighting, keypad illumination and flash units for cameras. LED sales for mobile products are impacted by the number of LEDs used in an application, which may vary depending on trends in the features of the application and the brightness of the LEDs used. Average LED sales prices generally decline each year as market players implement pricing strategies to strengthen or protect market share. To remain competitive, LED producers generally must increase product performance and reduce the average sales price. Finally, vigorous protection and pursuit of intellectual property rights characterize the semiconductor industry. Customers’ purchasing decisions can be influenced by whether a product may infringe valid intellectual property rights.

Highlights and Outlook

Financial highlights from the third quarter of fiscal 2006

We reported our highest quarterly revenue in the third quarter of fiscal 2006 primarily due to growth in XLamp high-power packaged LEDs, materials products and high-power devices.

In the third quarter of fiscal 2006, revenue from continuing operations increased $2.1 million over revenue from continuing operations of $105.6 million recorded in the second quarter of fiscal 2006, primarily due to growth in XLamp sales, higher revenue from silicon carbide and gallium nitride-based materials and growth in the sales of our high-power devices.

LED revenue for the third quarter of fiscal 2006 remained at the same level as LED revenue from the second quarter of fiscal 2006 at $86.5 million. While LED revenue increased due to sales of our XLamp LEDs and mid-brightness chips, this revenue increase was offset by decreased revenue from our sales of high-brightness LED chips.

During the third quarter of fiscal 2006, revenue from our materials products increased to 6% of our revenue from continuing operations. The increase in materials products revenue resulted primarily from a mix change to higher priced products.

In addition, during the third quarter of fiscal 2006 sales of our high-power products, which include Schottky diode and wide bandgap microwave sales, increased to $3.8 million or 4% of our revenue from continuing operations. Contract revenue also increased to $7.3 million or 7% of our revenue from continuing operations.

Our gross margin was 48% of revenue from continuing operations in the third quarter of fiscal 2006.

In the third quarter of fiscal 2006, gross margin declined slightly from the previous quarter of fiscal 2006 as our blended LED average sales price decreased 5% while our average costs remained relatively flat. Our average sales price declined due to the shift in our product mix toward our lower priced mid-brightness products and competitive pricing pressures for high-brightness chips for white mobile applications. Our average costs were flat during the third quarter of fiscal 2006 primarily due to the ramping up of newer high-brightness LED products, which had higher costs due to lower yields. We also had to overcome some vendor related manufacturing issues in silicon carbide wafer production that increased our costs. These costs were somewhat offset by increased production on three-inch wafers. During the third quarter of fiscal 2006, we continued to improve the gross margin earned on our XLamp products. Although our gross margin on these products is still below our company average, we target that we can make additional improvements over the next several quarters as we ramp up additional volume of these products.

We achieved cash flow from operations of $123 million in the first nine months of fiscal 2006.

Cash and short and long-term investments increased by $89.6 million from $277.3 million at the end of fiscal 2005 to $366.9 million at the end of the third quarter of fiscal 2006 due to increased cash from operating and financing activities and a decrease in capital expenditures.

Net income in all fiscal 2006 periods reflects stock compensation expense for the first time.

We recorded stock compensation expense for the first time in fiscal 2006 as we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, at the beginning of the fiscal year. We recorded $3.5 million and $9.8 million of stock compensation expense in the third quarter and first nine months of fiscal 2006, respectively.

Outlook for the Fourth Quarter of Fiscal 2006

In the last quarter of fiscal 2006, we are working to increase the brightness of our LED chips and find ways to increase our customers’ ratio of blue conversion to white in LED packages for white backlight applications. If we are successful in achieving these goals, we believe that we will have an opportunity to gain market share in the LCD backlight and camera flash markets for mobile products that use white LEDs. We also plan to work through the qualification process with our customers for our new EZ Bright LED chips and target the first high volume shipments of this product in the first quarter of fiscal 2007.

We continue to expand our product offerings of our XLamp family of high-power packaged LED products. We are aiming to increase sales of XLamp products in the specialty lighting markets (such as lighting for pools and spas), including architectural lighting, appliance lights, and flashlights and reading lights.

In order to expand our factory output and improve our yields, we plan on investing $80.0 million to $85.0 million during fiscal 2006 in capital equipment additions, which includes the initial build out of the fabrication facility in Research Triangle Park, or RTP, North Carolina that we purchased in the third quarter of fiscal 2005. Our estimated capital expenditures for fiscal 2006 are slightly lower than our previous forecast as some of our planned expenditures for the fourth quarter of fiscal 2006 are now targeted for the first quarter of fiscal 2007. We also plan to continue the expansion of our production at our subcontractor facilities in Asia. During the fourth quarter of fiscal 2006, it will be important to continue to expand our XLamp production capacity in order to meet targeted demand and to reach our financial goals for the final quarter of fiscal 2006 and transfer wafer production of our high-power products to our new wafer fabrication facility in RTP. We will also need additional capacity to support projected growth in fiscal 2007.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies and assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and we may be exposed to gains or losses that could be material.

Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies and Other Matters,” of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
Revenue Recognition:

We provide our customers with limited rights of return for non-conforming shipments and product warranty claims. In addition, certain of our sales arrangements provide for limited product exchanges and the reimbursement of certain sales costs incurred by our customers. As a result, we record an allowance for sales returns at the time of sale, which is recorded as a reduction of product revenue and accounts receivable.

In connection with the reserve for sales returns, we also record an estimate for the value of product returns that we believe will be returned to inventory in the future and resold. This includes an estimate for costs of inventory that may be returned in the future. This estimate is recorded as other current assets and as a reduction in the cost of product sales.

	We apply judgment in estimating the amount of product that will be returned in the future. Our estimate of product returns and the amount of those returns that will be placed back in inventory is based primarily on historical transactional experience and judgment regarding market factors and trends.	In the third quarter of fiscal 2006 we recorded a $1.7 million decrease in our sales return allowance for actual returns, adjustments to our estimated future sales return and for the reimbursement to one of our customers for certain sales costs in accordance with its contract with us. The amount of this reimbursement was previously accrued in our allowance for sales returns. In addition, we recorded an increase in our estimate for the value of product returns, which decreased cost of sales by $434,000. A 10% increase or decrease in our sales return estimates and estimates of products to be returned to inventory at March 26, 2006 would have affected net income by approximately $444,000 and $131,000, respectively, for the three and nine months ended March 26, 2006.

Accounting for Stock Based Compensation:

We account for stock-based employee compensation arrangements in accordance with the provisions of SFAS 123R, Shared-Based Payments (Revised). Under SFAS 123R, compensation cost is calculated on the date of the grant using the Black Scholes-Merton method. The compensation expense is then amortized over the vesting period.	We use the Black-Scholes-Merton model in determining fair value of our options at the grant date and apply judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option. Our estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.	If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to record additional compensation or income tax expense, which could be material to our results of operations.

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

Using this impairment review methodology, we recorded long-lived asset impairment charges of $639,000 in the first nine months of fiscal 2006 and $5.5 million during fiscal 2005. These impairment charges were primarily related to the planned and subsequent closure of our Cree Microwave-Sunnyvale facility and the disposal of certain assets.

Tax Contingencies:

We are subject to periodic audits of our income tax returns by federal, state and local agencies. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, including state and local taxes, we record reserves for what we identify as probable exposures. A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved. We have also established a valuation allowance for capital loss carry forwards and unrealized losses on certain securities, as we believe that it is more likely than not that the tax benefits of the items will not be realized.	The estimate of our tax contingencies reserve contains uncertainty because management must use judgment to estimate the exposures associated with various tax filing positions. To make these judgments, we make determinations about the likelihood that the specific taxing authority may challenge the tax deductions that we have taken on our tax return. Based on information about other tax settlements we estimate amounts that we may settle with taxing authorities in order to conclude audits.	To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made. As of March 26, 2006, we had established tax reserves of $17.3 million and a valuation allowance of $6.5 million.

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

	Our inventory reserve is based upon our analysis of sales levels by product and projections of future customer demand derived from historical order patterns and input received from our customers and our sales team. To mitigate uncertainties, we reserve for all inventory greater than 12 months old, unless there is an identified need for the inventory. In addition, we reserve for items that are considered obsolete based on changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for a product. When inventory is physically destroyed, we remove the inventory and the associated reserve from our financial records.	If our estimates regarding customer demand and physical inventory losses are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established reserves that could be material. A 10% increase or decrease in our actual inventory reserve at March 26, 2006 would have affected net earnings by approximately $46,000 for the three and nine months ended March 26, 2006.

Accruals for Self Insured and Other Liabilities:

We make estimates for the amount of costs that have been incurred but not yet billed for general services, including legal, accounting fees, costs pertaining to our self-funded medical insurance and other expenses.	Our liabilities contain uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle claims and claims incurred but not reported as of the balance sheet date. When estimating our liabilities, we consider a number of factors, including interviewing our service providers for bills that have not yet been received. For self-insured liabilities, we estimate our liabilities based on historical claims experience.	If actual costs billed to us are not consistent with our assumptions and judgments, our expenses could be understated or overstated and these adjustments could materially affect our net income.

Results of Operations

The following table shows our consolidated statements of income data expressed as a percentage of revenue from continuing operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
Revenue:
Product revenue, net	93.2%	94.3%	93.4%	94.0%
Contract revenue, net	6.8	5.7	6.6	6.0

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product revenue	47.3	40.3	46.1	40.0
Contract revenue	5.0	4.4	4.7	4.8

Total cost of revenue	52.3	44.7	50.8	44.8

Gross margin	47.7	55.3	49.2	55.2
Operating expenses:
Research and development	12.4	11.4	12.9	10.8
Sales, general and administrative	11.0	8.7	10.6	7.8
Impairment or loss on disposal of long-lived assets	0.2	0.3	0.3	0.2

Income from operations	24.1	34.9	25.4	36.4

Non-operating income:
Gain on investments	—	2.9	0.2	1.0
Other non-operating income	—	—	—	(0.7)
Interest income, net	3.2	1.5	2.8	1.3

Income from continuing operations before income taxes	27.3	39.3	28.4	38.0
Income tax expense	4.8	15.5	7.0	11.3

Income from continuing operations	22.5%	23.8%	21.4%	26.7%
Loss from discontinued operations, net of related income tax benefit	(0.3)	(2.2)	(1.3)	(2.2)

Net income	22.2%	21.6%	20.1%	24.5%

Three Months Ended March 26, 2006 and March 27, 2005

Revenue. Revenue from continuing operations increased 12% to $107.7 million in the third quarter of fiscal 2006 from $95.8 million in the third quarter of fiscal 2005. Higher revenue was attributable to greater product revenue, which increased 11% to $100.4 million in the third quarter of fiscal 2006 from $90.3 million in the third quarter of fiscal 2005. Much of the increase in revenue resulted from higher unit shipments of our LED products, which increased 38% in the third quarter of fiscal 2006 as compared to the same quarter of the prior year. LED revenue was $86.5 million and $80.6 million, for the third quarter of fiscal 2006 and 2005, respectively. Our blended average LED sales price decreased 22% in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005. This decrease was due to increasing price competition in the marketplace for high-brightness and mid-brightness devices.

Our LED revenue increased 7% in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 and made up 80% of our total revenue from continuing operations for the three months ended March 26, 2006. Revenue from sales of our high-brightness products increased to 33% from 21% of LED revenue for the three months ended March 26, 2006 compared to the three months ended March 27, 2005. Revenue from sales of our mid-brightness products declined as a percentage of total LED revenue to 67% as of March 26, 2006 from 79% as of March 27, 2005. The primary driver for the increase in revenue from sales of high-brightness products and the related decrease in revenue from sales of mid-brightness products was increased demand for high-brightness chips for mobile products requiring white LEDs in backlights for LCD displays, camera flashes and keypads. Revenue from sales of our high-brightness products also increased as a percentage of our LED revenue due to increased sales of our XLamp packaged products. Our XLamp revenue increased in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 as we added several new customers for our XLamp products. The XLamp product was released to production in early fiscal 2005.

Wafer product revenue was $6.2 million and $5.5 million for the third quarter of fiscal 2006 and 2005, respectively. The average sales price increased 119% while units sold declined 49% during the third quarter of fiscal 2006 as compared to the same period of the prior year. Therefore, wafer revenue increased 12% as compared to the same period of the prior year. The increase in the average sales price for our wafers and the reduction in units sold were due mostly to a change in our product mix. Wafer revenue made up 6% of our total revenue from continuing operations in the third quarter of fiscal 2006. Revenue from SiC materials for use in gemstones increased 85% from $2.1 million for the third quarter of fiscal 2005 to $3.8 million for the third quarter of fiscal 2006 due to higher customer demand from our sole customer for these products, Charles & Colvard. Revenue from gemstone materials was 4% of our revenue from continuing operations for the third quarter of fiscal 2006.

Revenue from our high-power devices increased 92% to $3.8 million in the third quarter of fiscal 2006 from $2.0 million in the third quarter of fiscal 2005. Much of the increase in revenue resulted from the growth of our monolithic microwave integrated circuit, or MMIC, foundry sales. Revenue from high power devices was 4% of our total revenue from continuing operations for the three months ended March 26, 2006.

Contract revenue was 7% of total revenue from continuing operations for the third quarter of fiscal 2006. Contract revenue increased 34% during the third quarter of fiscal 2006 compared to the same period of fiscal 2005 due to the start of new contracts that were awarded to us.

Gross Profit. Gross profit from continuing operations decreased 3% to $51.3 million in the third quarter of fiscal 2006 from $52.9 million in the third quarter of fiscal 2005. Compared to the same period of the prior year, gross margin decreased from 55.3% to 47.7% of revenue from continuing operations. During the third quarter of fiscal 2006, we recorded a $1.3 million charge to cost of sales for stock compensation expense resulting from the adoption of SFAS 123R at the beginning of our 2006 fiscal year, which decreased our gross margin on revenue from continuing operations by 1.2%. The decrease in gross margin also resulted from lower gross margin on sales of LED chips, for which blended average selling prices were 22% lower and costs were reduced by only 5% over the same period of fiscal 2005. Our average sales price declined due to increasing price competition in the marketplace for mid-brightness and high-brightness LEDs. Our LED costs decreased as we began to manufacture more of our products from three-inch wafers. Approximately 83% of our LED chips, or approximately 65% of our LED wafers, were produced from three-inch wafers during the third quarter of fiscal 2006. These costs declines were partly offset by increased costs related to ramping up newer high-brightness LED products during the third quarter of fiscal 2006, which resulted in lower yields, and overcoming some vendor related manufacturing issues for silicon carbide wafer production during the quarter that have now been resolved.

Wafer costs per unit for our materials sales were 171% higher in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 due to a different mix of products sold in the current quarter. Contract margin improved to 26% in the third quarter of fiscal 2006 compared to 22% in the third quarter of fiscal 2005 due to the mix of new contracts that were awarded to us in fiscal 2005 and 2006.

Research and Development. Research and development expenses increased 22% in the third quarter of fiscal 2006 to $13.3 million from $10.9 million in the third quarter of fiscal 2005. During the third quarter of fiscal 2006, research and development costs included $1.1 million in stock compensation expense resulting from our adoption of SFAS 123R at the beginning of fiscal 2006. The remaining increase in research and development spending supported our continued development of higher brightness LED chips, our XLamp LEDs and three-inch and four-inch SiC wafer process development. In addition, we funded ongoing development for high-power devices and near UV laser diodes.

Sales, General and Administrative. Sales, general and administrative, or SG&A expenses, increased 41% in the third quarter of fiscal 2006 to $11.8 million from $8.4 million in the third quarter of fiscal 2005. During the third quarter of fiscal 2006, SG&A costs included $1.1 million in stock compensation expense resulting from our adoption of SFAS 123R at the beginning of fiscal 2006. SG&A expenses in the third quarter of fiscal 2006 also increased over the prior year quarter due to higher spending on sales and marketing in our LED chips business and for high power packaged LED and power semiconductor businesses as well as costs associated with our growth.

Loss on Disposal of Property and Equipment. Loss on the disposal of property and equipment decreased 25% to $208,000 in the third quarter of fiscal 2006 as compared to $277,000 in the third quarter of fiscal 2005 as a result of the long-lived assets disposed of in each comparative quarter.

Gain on Investments of Securities. The Company did not recognize any gain or loss on its investments in securities during the third quarter of fiscal 2006. During the third quarter of fiscal 2005, the Company sold 343,000 shares of Color Kinetics common stock for $4.8 million and recognized a gain on the sale of $2.8 million.

Interest Income, Net. Net interest income increased 148% to $3.5 million in the third quarter of fiscal 2006 from $1.4 million in the third quarter of fiscal 2005 due to a combination of our greater balance of invested assets and higher interest rates received on our investments.

Income Tax Expense. Income tax expense from continuing operations for the third quarter of fiscal 2006 was $5.2 million compared to $14.8 million in the third quarter of fiscal 2005. During the third quarter of fiscal 2006, our income tax expense decreased by $2.3 million for tax adjustments related to our investment in Color Kinetics that reduced a valuation allowance that was previously established. We also recorded a $1.4 million tax benefit in the third quarter of fiscal 2006 related to a prior year tax return that was filed in March 2006. We currently target that our effective tax rate for the remainder of fiscal 2006 will be approximately 31.8%, which does not reflect changes in the market price of shares of Color Kinetics’ common stock, which we treat as a discrete item each quarter. During the third quarter of fiscal 2005, our income tax expense increased by $3.2 million for tax related adjustments. As a result of the change in value of our Color Kinetics investment, we recorded a $4.1 million reversal of the valuation allowance, which increased income tax expense for the three months ended March 27, 2005. Also during the third quarter of fiscal 2005, we determined that our annual effective tax provision rate had declined from 32.2% to 31.1% and, as a result, we recorded a $716,000 reduction in income tax expense in addition to receiving $230,000 in other tax benefits.

Loss from Discontinued Operations, Net of Tax. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, effective December 25, 2005, we reported our silicon RF and microwave business as a discontinued operation in the consolidated financial statements because we completed production of all last time buy orders for our silicon products, ceased use of our silicon fabrication facility in Sunnyvale, California, and terminated the employment of the remaining employees of our Cree Microwave subsidiary. The net loss from discontinued operations for the third quarter of fiscal 2006 was $294,000 compared to $2.1 million in the third quarter of fiscal 2005. During the third quarter of fiscal 2006, we recorded $431,000 of pre-tax net charges, or $294,000 of after-tax net charges related to the closure of the business. These charges primarily consisted of $503,000 in additional charges related to the remaining lease obligation at the Sunnyvale facility and other adjustments. These charges were offset by a $192,000 gain on the sale of remaining machinery and equipment. In the third quarter of fiscal 2005, our silicon microwave business generated a pre-tax operating loss of $2.9 million, or $2.1 million after-tax, as we produced revenue of $957,000 offset by heavy fixed costs incurred to operate the Sunnyvale facility.

Nine Months Ended March 26, 2006 and March 27, 2005

Revenue. Revenue from continuing operations increased 10% to $316.2 million in the first nine months of fiscal 2006 from $286.3 million in the first nine months of fiscal 2005. Higher revenue was attributable to greater product revenue, which increased 10% to $295.4 million in the first nine months of fiscal 2006 from $269.1 million in the first nine months of fiscal 2005. Much of the increase in revenue resulted from significantly higher unit shipments of our LED products, which increased 35% in the first nine months of fiscal 2006 as compared to the same period of the prior fiscal year. LED revenue was $257.6 million and $238.5 million, for the first nine months of fiscal 2006 and 2005, respectively. Our blended average LED sales price decreased 20% in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005. This decrease was due to increasing price competition in the marketplace for high-brightness and mid-brightness devices.

Our LED revenue increased 8% in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005 and made up 81% of our total revenue from continuing operations for the nine months ended March 26, 2006. Revenue from our sales of high-brightness products increased to 38% of LED revenue as compared to 15% of LED revenue for the nine months ended March 26, 2006 and March 27, 2005, respectively. Revenue from sales of our mid-brightness products declined as a percentage of total LED revenue to 62% as of March 26, 2006 from 85% as of March 27, 2005. The primary driver for the increase in revenue from sales of high-brightness products and the related decrease in revenue from sales of our mid-brightness products was increased demand for high-brightness chips for mobile products requiring white LEDs in backlights for LCD displays, camera flashes and keypads. During the first nine months of fiscal 2006, revenue from sales of our high-brightness products has also increased as a percentage of our LED revenue due to our success in selling our XLamp packaged products. Our XLamp revenue has increased as we have added several new customers for our XLamp products. The XLamp product was released to production in early fiscal 2005.

Wafer product revenue was $16.8 million and $19.4 million for the first nine months of fiscal 2006 and 2005, respectively. The average sales price increased 70% while units sold declined 49% during the first nine months of fiscal 2006 as compared to the prior year period. The increase in the average sales price for our wafers and the reduction in the units sold were due mostly to a change in our product mix. Wafer revenue made up 5% of our total revenue from continuing operations in the first nine months of fiscal 2006. SiC materials revenue for gemstone use was $10.7 million and $5.4 million for the first nine months of fiscal 2006 and 2005, respectively. Revenue from sales of our SiC materials for use in gemstones increased 97% during the first nine months of fiscal 2006 as compared to the prior year period due to higher customer demand from our sole customer for these products, Charles & Colvard. Revenue from gemstone materials was 3% of our total revenue from continuing operations for the nine months ended March 26, 2006.

Revenue from our high-power devices increased 78% to $10.2 million for the first nine months of fiscal 2006 from $5.7 million for the prior year comparative period. Much of the increase in revenue resulted from the growth of our MMIC foundry sales. Revenue from high-power devices was 3% of our total revenue from continuing operations for the nine months ended March 26, 2006.

Contract revenue was 7% of total revenue from continuing operations for the nine months ended March 26, 2006. Contract revenue increased 21% during the first nine months of fiscal 2006 compared to the same period of fiscal 2005 due to the start of new contracts that were awarded to us during fiscal 2005 and 2006.

Gross Profit. Gross profit from continuing operations decreased 1% to $155.7 million in the first nine months of fiscal 2006 from $158.0 million in the comparative period in fiscal 2005. Compared to the same period of the prior fiscal year, gross margin decreased from 55.2% to 49.2% of revenue from continuing operations. During the nine months ended March 26, 2006, we recorded a $3.2 million charge to cost of sales for stock compensation expense resulting from the adoption of SFAS 123R at the beginning of fiscal year 2006, which had a negative effect on our gross margin of 1% of revenue from continuing operations. The decrease was also driven by lower gross margin on sales of LED chips, for which blended average selling prices were 20% lower and costs were reduced by only 8% over the same period of fiscal 2005. Our average sales price declined due to increasing price competition in the marketplace for mid-brightness and high-brightness devices. Our costs were reduced as we began to manufacture more of our products from three-inch wafers.

Wafer costs per unit for our materials sales were 46% higher in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 due to a different mix of products sold in the fiscal 2006 period. Contract margin improved to 29% in the first nine months of fiscal 2006 compared to 21% in the first nine months of fiscal 2005 due to the start of new contracts that were awarded to us during fiscal 2005 and 2006.

Research and Development. Research and development expenses increased 33% in the first nine months of fiscal 2006 to $40.9 million from $30.8 million in the first nine months of fiscal 2005. During the first nine months of fiscal 2006, research and development costs included $3.2 million in stock compensation expense resulting from our adoption of SFAS 123R at the beginning of fiscal 2006. The remaining increase in research and development spending supported our continued development of higher brightness LED chips, our XLamp high-power packaged LEDs, three-inch and four-inch LED wafer process development and other high-brightness LED research programs. In addition, we funded ongoing development for high-power devices and near UV laser diodes.

Sales, General and Administrative. SG&A expenses increased 50% in the first nine months of fiscal 2006 to $33.4 million from $22.3 million in the first nine months of fiscal 2005. During the nine months ended March 26, 2006, SG&A costs included $3.4 million in stock compensation expense resulting from our adoption of SFAS 123R at the beginning of fiscal 2006. During the first nine months of fiscal 2005, SG&A expense levels were reduced by a $1.1 million insurance reimbursement for certain legal fees related to our securities litigation. SG&A expenses in the first nine months of fiscal 2006 also increased over the first nine months of fiscal 2005 due to higher spending on sales and marketing in our LED chip business, high power packaged LED and power semiconductor products and costs associated with our growth.

Loss on Disposal of Property and Equipment. Loss on the disposal of property and equipment increased 51% to $908,000 in the first nine months of fiscal 2006 as compared to $603,000 in the first nine months of fiscal 2005. The increase is primarily driven by an impairment charge recorded during fiscal 2006 of $581,000 for building improvements that are no longer being used at our Durham, North Carolina facility.

Gain on Investments in Securities. Gain on investments in securities was $587,000 in the first nine months of fiscal 2006, compared to a net gain of $935,000 in the first nine months of fiscal 2005. In the first quarter of fiscal 2006 and the third quarter of fiscal 2005, we sold 63,782 and

343,000 shares, respectively, of our investment in Color Kinetics for a realized gain of $587,000 and $2.8 million, respectively. In addition, in fiscal 2005, we incurred a loss of $2.0 million due to an other-than-temporary impairment on our investment in a private company. The write-down was based on our evaluation of the company’s financial results and third party proposal to purchase our investment.

Interest Income, Net. Net interest income increased 138% to $8.8 million in the first nine months of fiscal 2006 from $3.7 million in the first nine months of fiscal 2005 due to a combination of our greater balance of invested assets and higher interest rates received on our investments.

Income Tax Expense. Income tax expense from continuing operations for the first nine months of fiscal 2006 was $22.3 million compared to $32.5 million in the first nine months of fiscal 2005. During the first nine months of fiscal 2006, our income tax expense decreased by $4.7 million for tax adjustments related to our investment in Color Kinetics that reduced a valuation allowance that was previously established. We also recorded a $1.4 million tax benefit during the first nine months of fiscal 2006 related to a prior year tax return that was filed in March 2006. We currently estimate that our effective annual tax rate for fiscal 2006 will be approximately 31.8%, which does not reflect changes in the market price for shares of Color Kinetics’ common stock, which we treat as a discrete item each quarter. During the first nine months of fiscal 2005, our income tax expense was reduced by an aggregate of $2.1 million in tax adjustments. As a result of the change in value of our Color Kinetics investment, we recorded a $4.1 million reversal of the valuation allowance, which decreased income tax expense for the first nine months of fiscal 2005. Also, we increased the valuation allowance related to the federal capital loss carryover by $697,000 resulting from the tax effect of the $2.0 million loss on a private company investment that was impaired in the second quarter and sold in the third quarter of fiscal 2005. Additionally, we increased income tax expense by $1.6 million during the first nine months of fiscal 2005 for a settlement on state income taxes, estimated state tax rate changes and other adjustments.

Loss from discontinued operations, net of tax. In accordance with SFAS 144, effective December 25, 2005, we reported our silicon RF and microwave business as a discontinued operation in the consolidated financial statements. The net loss from discontinued operations decreased 35% for the first nine months of fiscal 2006 to $4.2 million from $6.3 million in the first nine months of fiscal 2005. During the first nine months of fiscal 2006, we recorded $5.3 million of pre-tax charges, or $3.6 million of after-tax charges related to the closure of the business. These charges included a $624,000 severance expense charge, a $668,000 write-down of inventory that was scrapped, a $264,000 facility decommission charge, a $111,000 charge for the net impairment of fixed assets and patents, and a $3.6 million charge for an accrual relating to the remaining lease contract obligation for the Sunnyvale facility. During the nine months ended March 26, 2006, our silicon microwave business generated $4.3 million in revenue from last time buy orders that produced a $6.1 million pre-tax loss, or $4.2 million loss after-tax. In the first nine months of fiscal 2005, our silicon microwave business generated a pre-tax operating loss of $9.2 million, or $6.3 million after-tax, as we produced revenue of $3.9 million offset by heavy fixed costs incurred to operate the Sunnyvale facility.

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

Operating Activities:

In the first nine months of fiscal 2006, our operations provided $122.7 million of cash as compared to $109.3 million of cash provided in the first nine months of fiscal 2005. This $13.4 million increase was primarily due to increased non-cash expenses which include higher depreciation and amortization of property, equipment and patents of $4.4 million, a $3.8 million charge for the impairment of long-lived assets due to the closure of our silicon microwave business, and a $9.8 million expense for stock based compensation expense as a result of adopting the provisions of SFAS 123R offset by a decrease in net income of $6.7 million.

During the first nine months of fiscal 2006, we used $10.5 million for servicing our working capital mostly due to higher accounts receivable, which was partly offset by lower inventory, prepaid expense and other current assets and higher accrued expenses. As of March 26, 2006, our inventory remained below our industry average at 46 days on hand. The decrease in inventory is primarily due to higher sales and our continued efforts to manage inventory levels. We normally target our accounts receivable balances to average between 45 and 60 days outstanding. However, due to focused collections, our days sales outstanding was 41 days and 32 days for the periods ended March 26, 2006 and June 26, 2005, respectively, based on our monthly revenue profile calculation. Additionally, prepaid expenses and other current assets decreased by $8.2 million primarily due to the receipt of an income tax refund recorded in prior years and our accounts payable and accrued expenses increased by $2.9 million during the first nine months of fiscal 2006 primarily due to the timing of payments made to vendors.

Investing Activities:

In the first nine months of fiscal 2006, we used $143.6 million for investing activities. The majority of this was attributable to $179.3 million used for the purchase of investments held to maturity offset by $88.8 in maturities of investments held to maturity and $57.2 million in property and equipment and patent and licensing rights. The majority of the increase in investing activities over the same period of the prior year was related to the $89.0 million reinvestment of operating cash in marketable investments to optimize investment yield and the addition of new equipment to increase manufacturing capacity in our manufacturing facilities.

Financing Activities:

In the first nine months of fiscal 2006, we generated $22.9 million from financing activities. The entire amount represents proceeds that were received from the exercise of stock options.

As of March 26, 2006, there remained approximately 5.5 million shares of our common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 2006. Since the inception of our stock repurchase programs in January 2001, we have repurchased 6.6 million shares of our common stock at an average price of $18.28 per share, with an aggregate value of $121.0 million. We intend to use available cash to purchase additional shares under the program. At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

Fiscal 2006 Outlook:

We plan to meet the cash needs for the business for fiscal 2006 through cash from operations and cash on hand. We also target to meet long-term cash needs with cash flow from operations or cash on hand over the next two fiscal years. Actual results may differ from our targets for a number of reasons addressed in this report. We may also issue additional shares of common stock or use available cash on hand for the acquisition of complementary businesses or other significant assets. From time to time, we evaluate strategic opportunities and potential investments in complementary businesses and anticipate continuing to make such evaluations. As a result of our closure of the Cree Microwave-Sunnyvale facility, we anticipate that we will continue to make operating lease payments on the Sunnyvale facility through November 2011. Unless we successfully negotiate a buy out of our existing lease or sublease the facility in Sunnyvale, California, we may incur cash outflows of approximately $6.7 million over the next six years to satisfy our obligation. During the second quarter of fiscal 2006, we recorded a $3.1 million charge related to an accrual for lease commitments on the Sunnyvale facility. In addition, during the third quarter of fiscal 2006 we recorded an additional $503,000 rental obligation, which is required to be satisfied in accordance with the terms of our lease agreement. This liability represents the fair value of the remaining lease liability based on an estimate of the present value of the remaining lease rentals reduced by an estimate of sublease rental income that may be obtained for the property through the expiration of the lease term. The expenses related to the Cree Microwave-Sunnyvale facility will continue to be presented as discontinued operations in the Company’s consolidated financial statements.

As of March 26, 2006, our cash and cash equivalents and short-term investments combined increased $77.5 million, or 45%, over balances reported as of June 25, 2005. Our long-term investments held to maturity increased by $12.1 million, or 12%, over balances reported as of June 25, 2005. The net $89.6 million increase to cash and investments resulted primarily from profits in the first nine months of fiscal 2006. Our net property and equipment has decreased by $3.1 million or 1% since June 25, 2005 as depreciation expense and disposals of fixed assets have more than offset investments made to expand production capacity. During the first nine months of fiscal 2006, we spent $54.3 million on capital additions. We target capital spending in fiscal 2006 to be in a range of $70.0 million to $75.0 million. Although we have not finalized our targets for fiscal 2007, we currently anticipate higher capital expenditures as we continue to invest in capacity to support the LED chip, Xlamp, Colorwave™ and high-power products businesses. These investments are intended to aid us in meeting current and what we view as increasing future customer product demands on a cost-effective basis. We target that these investments in additional equipment will allow us to meet increased demand for our products and thus may lead to higher revenue for us. The increased property investment will also result in higher depreciation expense. We currently have no debt outstanding or off-balance sheet obligations, commitments or contingencies or guarantees and we do not use special purpose entities for any transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 26, 2006, we held a long-term investment in the equity of Color Kinetics, which is treated for accounting purposes under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) as an available-for-sale security. This investment is carried at fair market value based upon the quoted market price of that investment as of March 26, 2006, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

It is our policy to write down these types of equity investments to their market value and record the related write-down as an investment loss on our consolidated statements of operations if we believe that an other-than-temporary decline existed in our marketable equity securities. As of March 26, 2006, we do not believe that an other-than-temporary decline existed in our investment in Color Kinetics as the market value of the security was above our cost. This investment is subject to market risk of equity price changes. The fair market value of this investment as of March 26, 2006, using the closing sale price as of March 24, 2006, was $32.7 million, compared to the fair market value as of June 26, 2005, using the closing sale price as of June 24, 2005, which was $20.9 million.

As of March 26, 2006, we held warrants to purchase the capital stock of a private company valued at $37,000. We hold and expect to continue to consider investments in minority interests in companies having operations or technology in areas within our strategic focus. Our investments may be in early stage companies or technology companies where operations are not yet sufficient to establish them as profitable concerns. One of our investments is in a publicly traded company whose share prices are subject to market risk. Management continues to evaluate its investment positions on an ongoing basis. See the footnote, “Investments,” in the consolidated financial statements included in Part 1 Item 1 of this report for further information regarding our investments in private and public companies.

We have invested some of the proceeds from our cash from operations into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. These investments are A grade or better in accordance with our cash management policy. At March 26, 2006, we had $294.0 million invested in these securities, compared to $206.3 million at June 26, 2005. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported on our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair values and the amortized cost of these investments. We generally are not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid and do not fluctuate substantially from stated values. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $29.4 million at March 26, 2006.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the third quarter of fiscal 2006 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the three months ended March 26, 2006, there were no material developments in the legal proceedings previously reported in our Annual Report on Form 10-K for the fiscal year ended June 26, 2005 and our Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2005. Please refer to Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended June 26, 2005 and Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2005 for a description of our material legal proceedings.

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

Although we experienced significant revenue and earnings growth over the past few years, we may not be able to sustain such growth or maintain our margins, and we may experience significant fluctuations in our revenue, earnings and margins in the future. Historically, the prices of our LEDs have declined based on market trends. We attempt to maintain our margins by constantly developing improved or new products, which provide greater value and result in higher prices, or by lowering the cost of our LEDs. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

•	our ability to develop, manufacture and deliver products in a timely and cost-effective manner;

•	variations in the amount of usable product produced during manufacturing (our “yield”);

•	our ability to improve yields and reduce costs in order to allow lower product pricing without margin reductions;

•	our increased reliance on and our ability to ramp up our subcontractors in Asia;

•	our ability to ramp up production for our new products;

•	our ability to convert our substrates used in our volume manufacturing to larger diameters;

•	our ability to produce higher brightness and more efficient LED products that satisfy customer design requirements;

•	our ability to develop new products to specifications that meet the evolving needs of our customers;

•	changes in demand for our products and our customers’ products and to transition advance device wafer fabrication to our new RTP facility;

•	effects of an economic slow down on consumer spending on such items as cell phones, electronic devices and automobiles;

•	changes in the competitive landscape, such as availability of higher brightness LED products, higher volume production and lower pricing from Asian competitors;

•	average sales prices for our products declining at a greater rate than anticipated;

•	changes in the mix of products we sell, which may vary significantly;

•	other companies’ inventions of new technology that may make our products obsolete;

•	product returns or exchanges that could impact our short-term results;

•	changes in purchase commitments permitted under our contracts with large customers;

•	changes in production capacity and variations in the utilization of that capacity;

•	disruptions of manufacturing that could result from damage to our manufacturing facilities from causes such as fire, flood or other casualties, particularly in the case of our single site for SiC wafer and LED production or disruptions from some of our sole source vendors;

•	changes in accounting rules, such as recording expenses for stock option grants; and

•	changes in federal budget priorities could adversely affect our contract revenue.

These or other factors could adversely affect our future operating results and margins. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

If we are unable to produce and sell adequate quantities of our LED products and improve our yields, our operating results may suffer.

We believe that our ability to gain customer acceptance of our products and to achieve higher volume production and lower production costs for those products will be important to our future operating results. We must reduce costs of these products to avoid margin reductions from the lower selling prices we may offer due to our competitive environment and/or to satisfy prior contractual commitments. Achieving greater volumes and lower costs requires improved production yields for these products. We may encounter manufacturing difficulties as we ramp up our capacity to make our newest high-brightness products. Our failure to produce adequate quantities and improve the yields of any of these products could have a material adverse effect on our business, results of operations and financial condition.

Our operating results are substantially dependent on the development of new products based on our SiC and GaN technology.

Our future success will depend on our ability to develop new SiC and GaN solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner, and we must secure production orders from our customers. The development of new SiC and GaN products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Products currently under development include larger, higher quality substrates and epitaxy, wide bandgap RF and microwave products based on SiC and GaN, SiC power devices, higher brightness LED products such as the new EZ Bright LED introduced in the third quarter of fiscal 2006, and high power packaged LEDs. The successful development and introduction of these products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions of market requirements and evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified development personnel;

•	our timely completion of product designs and development;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities for commercial sales;

•	our customers’ ability to develop competitive products incorporating our products; and

•	acceptance of our customers’ products by the market.

If any of these or other factors become problematic, we may not be able to develop and introduce these new products in a timely or cost-efficient manner.

Our results of operations, financial condition and business would be harmed if we were unable to balance customer demand and capacity.

We are in the process of taking steps to address our manufacturing capacity needs in order to meet current and future customer demand. If we are not able to increase our capacity or if we increase our capacity too quickly, our business and results of operations could be adversely impacted. For example, we are currently expanding our manufacturing capacity, including the build out of the fabrication facility in Research Triangle Park, North Carolina that we acquired from a third party in the third quarter of fiscal 2005. If our expansion initiative is delayed, costs more than we anticipate or requires long transition or qualification periods, our business and financial results could be harmed. If our business does not grow fast enough to use this new capacity, our financial results could decline. We are also expanding capacity for our XLamp products and qualifying a subcontractor. If there are delays or unforeseen costs associated with this expansion, we may not be able to achieve our financial targets.

Our LED revenues are highly dependent on our customers’ ability to produce competitive white LED products using our LED chips.

Some of our customers package our blue LEDs in combination with phosphors to create white LEDs. Growth in sales of our high-brightness LED chips used in white light applications is dependent upon our customers’ ability to develop efficient white LED products using our chips. Nichia Corporation, or Nichia, currently has the majority of the market share for white LEDs and other companies, such as Toyoda Gosei Co. Ltd., have started to offer highly competitive blue chips and white products to compete with Nichia. The white LEDs that our customers produce with our chips historically have not been as bright as Nichia’s white LEDs. Even if our customers are able to develop more competitive white LED products, there can be no assurance that they will be able to compete with Nichia, Toyoda Gosei Co. Ltd. or other competitors.

We are highly dependent on trends in mobile products to drive a substantial percentage of LED demand.

Our results of operations could be adversely affected if we experience reduced customer demand for LED products for use in mobile products. For the first nine months of fiscal 2006, nearly one-half of our LED revenue was from sales of our products into mobile products. Our design wins are spread over numerous models and customers. Our ability to maintain or increase our LED product revenue depends in part on the number of models into which our customers design our products and the overall demand for these products, which is impacted by seasonal fluctuations and market trends. Design cycles in the handset industry are short and demand is volatile, which makes production planning difficult to forecast. Brightness performance, smaller size and price considerations are important factors in increasing our market share for mobile products.

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

Our materials products and our LED, power and RF device products are manufactured using technologies that are highly complex. We manufacture our SiC wafer products from bulk SiC crystals, and we use these SiC wafers to manufacture our LED products and our SiC-based RF and power semiconductors. During our manufacturing process, each wafer is processed to contain numerous die, which are the individual semiconductor devices. The RF and power devices and XLamp products then are further processed by incorporating them into packages for sale as packaged components. The number of usable crystals, wafers, dies and packaged components that result from our production processes can fluctuate as a result of many factors, including but not limited to the following:

•	variability in our process repeatability and control;

•	impurities in the materials used;

•	contamination of the manufacturing environment;

•	equipment failure, power outages or variations in the manufacturing process;

•	lack of consistency and adequate quality and quantity of piece parts and other raw materials;

•	losses from broken wafers or human errors; and

•	defects in packaging either within our control or at our subcontractors.

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

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them. The concentration of our revenues with a few large customers makes us particularly susceptible to factors affecting those customers. For example, if demand for their products decreases, they may limit or stop purchasing our products and our operating results could suffer. For example, Sumitomo’s inventory of our products can vary materially each quarter based on fluctuations in its customer demand. The Sumitomo contract provides that Sumitomo may decrease its purchase commitment or terminate the contract if its inventory of our products reaches a specified level. In general, the success of our relationships with our customers is subject to a number of factors, including the dynamics of the overall market. For example, if some of our competitors were to license technology or form alliances with other parties, our business may be impacted.

Our traditional LED chip customers may reduce orders as a result of our entry into the packaged LED markets.

We began shipping packaged LED devices in fiscal 2005. Some of our customers may reduce their orders for our chips because we are competing with them in the packaged LED business. This reduction in orders could occur faster than our packaged LED business can grow in the near term. This could reduce our overall revenue and profitability.

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

Competition is increasing. In order to achieve our revenue growth objectives in fiscal 2006 and beyond, we need to continue to develop new products that enable our customers to win new designs and increase market share in key applications such as mobile products. One major supplier dominated this market and we anticipate that the competition for these designs has intensified and will result in pressure to lower sales prices of our products. Therefore, our ability to provide higher performance LEDs at lower costs will be critical to our success. Competitors may also try to align with some of our strategic customers. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Competitors also could invent new technologies that may make our products obsolete. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

Our business may be impaired by claims that we, or our customers, infringe intellectual property rights of others.

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

There can be no assurance that third parties will not attempt to assert infringement claims against us or our customers with respect to our current or future products. In addition, our customers may face infringement claims directed to the customer’s products that incorporate our products, and an adverse result could impair the customer’s demand for our products. We have also promised certain of our customers that we will indemnify them in the event they are sued by our competitors for infringement claims directed to the products we supply. Under this indemnification obligation we may be responsible for future payments to resolve infringement claims against them. From time to time we receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. Our practice is to investigate such claims to determine whether the assertions have merit and, if so, we take appropriate steps to seek to obtain a license or to avoid the infringement. However, we cannot predict whether a license will be available or that we would find the terms of any license offered acceptable or commercially reasonable. Failure to obtain a necessary license could cause us to incur substantial liabilities and costs and to suspend the manufacture of products.

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

We have experienced a period of significant growth that has challenged our management and other resources. We have grown from 680 employees on June 25, 2000 to 1,332 employees on June 26, 2005 and from revenues of $108.6 million for the fiscal year ended June 25, 2000 to $389.1 million for the fiscal year ended June 26, 2005. To manage our growth effectively, we must continue to:

•	implement and improve operating systems;

•	maintain adequate manufacturing facilities and equipment to meet customer demand;

•	maintain a sufficient supply of raw materials to support our growth;

•	improve the skills and capabilities of our current management team;

•	add experienced senior level managers;

•	attract and retain qualified people with experience in engineering, design and marketing; and

•	recruit and retain qualified manufacturing employees.

We will spend substantial amounts of money in supporting our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development and administrative support. If we cannot attract qualified people or manage growth effectively, our business, operating results and financial condition could be adversely affected. For example, we are currently trying to build a worldwide team of sales, marketing, development, and application support employees for our LED and high-power businesses. If we are not successful in recruiting personnel, our actual growth may be lower than our forecasts. Conversely, if the product demand from our customers does not expand as we anticipate, our margins may decrease in part due to higher costs associated with the greater capacity that has been added recently that would not be used.

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

Our investments in other companies also may cause fluctuations in our earnings results. For example, during the first three quarters of fiscal 2006, we recorded a decrease in our income tax expense related to an unrealized capital gain on the Color Kinetics investment of $2.0 million, $132,000 and $2.3 million, respectively, which we offset against a prior year tax carry forward. In future periods, we will be required to continue to adjust our deferred tax asset valuation allowance in connection with any increase or decrease in the value of our investment in Color Kinetics, which could increase or decrease our income tax expense for the period. This may cause fluctuations in our earnings results that do not accurately reflect our results from operations.

If delays occur in bringing the RTP facility on line, our financial results could suffer.

In the third quarter of fiscal 2005, we purchased an existing wafer fabrication facility in Research Triangle Park, North Carolina. We plan to begin to bring capacity for the production of high-power products online in the fourth quarter of fiscal 2006 at our RTP facility. If delays are incurred, our ability to meet future demand for high-power products and contract revenue targets could be impacted.

We rely on a few key sole source and limited source suppliers.

We depend on a small number of sole source and limited source suppliers for certain raw materials, components, services and equipment used in manufacturing our products, including key materials and equipment used in critical stages of our manufacturing processes. Although alternative sources generally exist for these items, qualification of many of these alternative sources could take up to six months or longer. Where possible, we are attempting to identify alternative sources for our sole and limited source suppliers.

We generally purchase these sole or limited source items with purchase orders, and we have no guaranteed supply arrangements with such suppliers. We do not control the time and resources that these suppliers devote to our business, and we cannot be sure that these suppliers will perform their obligations to us. In the past, we have experienced decreases in our production yields when suppliers have varied from previously agreed upon specifications that have impacted our cost of sales.

Any delay in product delivery or other interruption or variation in supply from these suppliers could prevent us from meeting commercial demand for our products. If we were to lose key suppliers, our key suppliers are unable to support our demand or we are unable to identify and qualify alternative suppliers, our manufacturing operations could be interrupted or hampered significantly.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the Securities and Exchange Commission, are creating uncertainty for public companies such as ours. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased sales, general and administrative expenses and a diversion of management time and attention. In particular, our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent accountants’ audit of that assessment have required, and we expect such efforts to continue to require, the commitment of significant financial and managerial resources. We cannot provide assurance that we will not discover a material weakness in our internal control over financial reporting. If we discover a material weakness, corrective action may be time-consuming, costly and further divert the attention of management. The disclosure of a material weakness may cause our stock price to fluctuate significantly.

Item 6. Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

10.1	Amendment dated January 18, 2006, to Letter Agreement, dated August 10, 2005, between Cynthia B. Merrell and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on January 20, 2006)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

Date: May 4, 2006

/s/ Cynthia B. Merrell
Cynthia B. Merrell
Chief Financial Officer and Treasurer
(Authorized Officer and Chief Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment dated January 18, 2006, to Letter Agreement, dated August 10, 2005, between Cynthia B. Merrell and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K with the Securities and Exchange Commission on January 20, 2006)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002