Form 10-K
period 2006-06-25
CREE INC
filed 2006-08-24
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2006

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

Common Stock, $0.00125 par value

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of December 23, 2005 was approximately $1,490,751,656 (based on the closing sale price of $26.22 per share).

The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of July 26, 2006 was 77,233,461.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 3, 2006 are incorporated by reference into Part III.

CREE, INC.

FORM 10-K

For the Fiscal Year Ended June 25, 2006

Forward-Looking Information

Information set forth in this Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All information contained in this report relative to future markets for our products and trends in and anticipated levels of revenue, gross margins and expenses, as well as other statements containing words such as “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made and we have no duty to update them if our views later change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this annual report. See “Risk Factors” in Item 1A of this report for risk factors that could cause actual results to differ.

PART I

Item 1.    Business

Introduction

Cree, Inc., a North Carolina corporation established in 1987, develops and manufactures semiconductor materials and devices based on silicon carbide (SiC), gallium nitride (GaN), and related compounds. Our SiC and GaN materials technologies are the basis for many of the devices that we develop and produce. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs), sapphire and other materials used for certain electronic applications. We currently focus our expertise in SiC and GaN on light emitting diodes (LEDs), including blue, green and near ultraviolet (UV) LED chips and high power packaged LEDs, high-power products, including power switching, radio frequency (RF) and microwave devices, and near UV lasers. We have products commercially available in each of these categories except near UV lasers.

We derive the majority of our revenue from sales of our LED products. We also generate revenue from sales of SiC and GaN materials, including gemstone materials, and we earn revenue under government contracts that support some of our research and development programs to the extent the contract funding exceeds our direct cost of performing those activities.

Most semiconductor devices are fabricated on wafers made from silicon crystals. Silicon evolved as the dominant semiconductor material because it is relatively easy to grow into large, high quality single crystals that are suitable for fabricating many types of electronic devices. Alternative semiconductors such as GaAs were developed to enable the fabrication of improved RF devices and optoelectronic products such as red LEDs and red lasers. Wide bandgap semiconductors, such as SiC and GaN, have emerged to provide improved capabilities for certain types of solid-state devices. SiC is most commonly targeted for power devices, while GaN is generally targeted for RF and optoelectronic applications such as blue, green or UV LEDs and near UV lasers.

In fiscal 2005, we operated our business in two reportable segments. In the fourth quarter of fiscal 2005, we announced the closure of the Cree Microwave segment, our silicon-based RF and microwave semiconductor business located in Sunnyvale, California. Effective December 25, 2005, we reported Cree Microwave as a discontinued operation. For further information about this business closure, see Note 3, “Discontinued Operations,” in our consolidated financial statements included in Item 8 of this report. As a result of the closure of the Cree Microwave silicon business, we now operate our business in one reportable segment.

The majority of our products are manufactured at our main production facility in Durham, North Carolina, in a six-part process, which includes SiC crystal growth, wafering, polishing, epitaxial deposition, fabrication and testing. Additionally, we package certain high powered LEDs and high-power products in both our Durham facility and in foreign countries through the use of subcontractors. We also operate a research and development facility called the Santa Barbara Technology Center (SBTC) in Goleta, California.

Products and Products Under Development

We produce LEDs, SiC and GaN material products, and high-power products using our SiC and GaN materials. In addition, we are currently developing near UV laser devices.

LED Products

LED revenue represented 81%, 84%, and 81% of revenue from continuing operations for the fiscal years ended June 25, 2006, June 26, 2005, and June 27, 2004, respectively.

LED Chip Products.    Our LED chip products include blue, green and near UV devices made from GaN and related materials grown on SiC substrates. LEDs are solid-state electronic components used in a number of applications, including backlighting for mobile products and automotive interior lighting. In addition, LEDs are used for full-color electronic displays or they can be used as a light source for gaming equipment, consumer products and other electronic equipment. Some of our customers combine our blue LEDs with phosphors to create white LEDs. Our customers’ white LED products are used in various applications for mobile products, including the backlight for full-color display screens, white keypads and the camera flash function. Our customers’ white LEDs also are used as a light source for a number of specialized lighting applications. Some of our customers use our blue and green high-brightness LEDs for video screens, gaming displays such as pachinko, and automotive backlighting. LEDs offer several advantages over small incandescent bulbs, including longer life, lower maintenance costs, reduced energy consumption and smaller space requirements. We currently sell the majority of our LEDs in chip form to customers who package and sell them in a variety of applications.

Our LED chips are currently available in two brightness ranges: mid-brightness and high-brightness. Our high-brightness products include our XBright®, XThin®, XR230™, EZBright™, and XB900™ and XB500™ power chip LED products. Our high-brightness LEDs are offered in blue, green and near UV wavelengths. In March 2006, we announced the release of our new EZBright LED chip platform. The EZBright platform combines high-brightness levels with a chip that can be assembled by our customers into LED packages using industry-standard processes. The EZBright platform potentially increases both the number of customers as well as the number of applications for our high-brightness products. The first product based on this new platform is the EZBright290™ chip, which is available in both green and blue colors.

Our mid-brightness category includes LED chips that typically offer less than 20 milliwatts of brightness. This product category includes our MegaBright®, UT230™, RazerThin®, UltraBright®, and SuperBright™ LEDs.

High Power Packaged LEDs.    Our LED products also include our high power packaged LED products, which are targeted to compete with conventional lighting technology for certain specialty lighting applications. In some applications, such as architectural lighting, appliance lighting and reading lamps, LEDs can be advantageous because of their design flexibility, lower energy requirements, longer life, and reduced maintenance costs.

Our high power packaged LED products include the XLamp® family. The XLamp family consists of the 7090 series and the 4550 series XLamp LED. The 7090 series is available in nominal 1 and 3 watt versions and is available in multiple colors. The 4550 series XLamp product is designed to operate at up to 0.5 watts and is also available in multiple colors. The XLamp product is designed to meet a broad range of market needs for LED-based portable, architectural, entertainment, signal and transportation lighting.

We continue the development of our Colorwave™ LED backlighting solution for large screen liquid crystal display (LCD) applications. Our approach is based on our high-brightness blue and green LEDs and should enable manufacturers to produce television and computer monitors that can deliver a higher color gamut than what is currently available with existing fluorescent backlight technology.

Materials Products

Our materials products consist of SiC and GaN wafer and epitaxy products and bulk SiC materials used for gemstone applications.

SiC and GaN Wafers.    We manufacture SiC wafers for sale to corporate customers who use the wafers to manufacture products for optoelectronic and power switching applications. Corporate, government and university customers also buy SiC and GaN wafers for research and development directed at optoelectronic, microwave and high-power devices. We sell our wafers as a bare wafer or a customized wafer with epitaxial films of SiC or GaN materials. We currently sell two-inch, three-inch and four-inch wafers and are continuing to develop SiC wafers that are larger and of higher quality. Wafer products represented 5%, 6% and 7% of revenue from continuing operations for the fiscal years ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively.

Bulk Materials Used for Gemstones.    We manufacture SiC crystals in near colorless form for use in gemstone applications. Single crystalline SiC has characteristics that are similar to diamond, including properties relating to color, hardness and brilliance. We sell SiC in bulk crystal form exclusively to Charles & Colvard, Ltd. Charles & Colvard produces and markets gemstone products made from SiC crystals. SiC materials sold for gemstone applications represented 3%, 2% and 2% of revenue from continuing operations for the fiscal years ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively.

High-Power Products

These products include SiC power devices, and wide bandgap RF and microwave devices. Revenue from our high-power products represented 4%, 2% and 1% of revenue from continuing operations in each of the fiscal years ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively.

SiC-based Power Devices.    SiC-based power devices operate at significantly higher breakdown voltages than silicon-based power devices and provide faster switching speeds than comparable silicon-based power devices at similar breakdown voltages. These attributes create a lower switching loss, which yields power savings due to higher efficiency, enabling smaller and more efficient systems. Our current SiC-based power products include 300, 600 and 1,200-volt Schottky diodes. Our customers currently purchase Schottky diode products for use in power factor correction circuits for power supplies in computer servers and other applications. We are developing additional SiC-based power devices, including PIN diodes, bipolar junction transistors (BJTs), and power metal-oxide semiconductor field effect transistors (MOSFETs). These devices could have many potential uses such as power conditioning and power switching in power supplies and motor control applications.

RF and Microwave Devices.    RF and microwave devices made from SiC or GaN operate at higher voltages that allow for higher power densities as compared to silicon or GaAs-based devices. Additionally, this characteristic allows SiC-based and GaN-based devices to be significantly smaller while carrying the same or greater power level than silicon-based or GaAs-based devices. At this time, there is a higher cost associated with SiC and GaN than silicon for RF and microwave transistors. We currently offer 10-watt and 60-watt SiC transistors, or metal-semiconductor field effect transistor (MESFET) products. During fiscal 2006 we introduced a GaN high electron mobility transistor (HEMT), which is optimized for broadband wireless access and for WiMAX applications. We believe that the reliability, efficiency and high temperature capability of our SiC MESFETs and GaN HEMTs make them well suited for such applications because power consumption and available cooling are key design considerations.

We also provide foundry services for wide bandgap monolithic microwave integrated circuits (MMICs). These RF circuits can be used in a variety of wide bandwidth communications applications, high-power radar amplifiers, electronic warfare and wireless infrastructure. The MMIC foundry service allows a customer to design its own custom RF circuit to be fabricated in our MMIC foundry, or have us provide custom MMIC design for the customer and fabricate the chips.

Near UV Laser Diodes

We have demonstrated near UV lasers (sometimes referred to as blue lasers) that operate at power levels ranging from three milliwatts to greater than 100 milliwatts. The primary target market for our lasers is optical disk drives for next generation DVDs and computer data storage applications. The shorter wavelength of near UV products enables significantly higher storage capacity than the current generation of optical drives, which employ red lasers. We are currently focused on working with a partner to commercialize this technology.

Financial Information About Geographic Areas of Customers and Assets

For financial information about geographical areas of customers, please see Note 2, “Summary of Significant Accounting Policies and Other Matters,” in our consolidated financial statements included in Item 8 of this report. Primarily all of our long-lived tangible assets currently are maintained in the United States.

Government Contract Funding

We derive a portion of our revenue from funding that we receive pursuant to research contracts or subcontracts, funded by various agencies of the U.S. Government. We had 26, 31 and 33 government contracts in effect during the fiscal years ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively. For the fiscal years ended June 25, 2006, June 26, 2005 and June 27, 2004, U.S. Government contract funding represented 7%, 6% and 9% of revenue from continuing operations, respectively.

Our government contracts typically cover work performed over several months up to five years and require us to conduct the research effort described in the statement of work section of the contract. These contracts may be modified or terminated at the convenience of the government and typically are subject to appropriation and allocation of the required funding on an annual basis. The revenue that we recognize pursuant to these contracts represents reimbursement by various U.S. Government entities that aid in the development of new technology. The applicable contracts generally provide that we may elect to retain ownership of inventions made in performing the work subject to a non-exclusive license retained by the U.S. Government to use the inventions for government purposes. For further information about our government contracts, see Note 2, “Summary of Significant Accounting Policies and Other Matters,” in our consolidated financial statements included in Item 8 of this report.

Distributorship Agreement

Sumitomo Corporation

In April 2002, we entered into a distributorship agreement with Sumitomo Corporation (Sumitomo), which has been amended annually, most recently in May 2006. Under the agreement, as amended, Sumitomo became our strategic partner and is the exclusive distributor of certain LED and wafer products in Japan and a non-exclusive distributor in certain other Asian countries. Prior to the beginning of each fiscal year, the distributorship agreement requires Sumitomo to commit in advance to purchase a specified dollar value of our products during the next fiscal year. For fiscal 2007, Sumitomo’s advance purchase commitment is $180.0 million. We anticipate that purchases will be made across our full line of LED chip and wafer products. However, Sumitomo’s purchase commitment may vary under certain circumstances subject to end customer demand and other terms and conditions. For example, in fiscal 2006, Sumitomo purchased approximately 78% of its advance purchase commitment for that year. The distributorship agreement provides that Sumitomo may decrease its advance purchase commitment and/or terminate the agreement if its inventory of our product reaches a specified level. If Sumitomo does not purchase at least half of its advance purchase commitment for any fiscal quarter as a result of this inventory limitation, we have the option of terminating the distributorship agreement. The distributorship agreement also requires us to reimburse Sumitomo for certain costs and allows Sumitomo to rotate its inventory in certain situations.

Research and Development

We invest significant resources in research and development aimed at improving our semiconductor materials and developing new device and production technology. Our core materials research is directed at improving the quality and diameter of our SiC and GaN substrates. We also are working to improve the quality and attributes of the SiC and nitride epitaxial materials we grow to produce devices and to improve device yields by reducing variability in our processes. These efforts are in addition to ongoing projects focused on brighter LED chips, high power packaged LEDs, three-inch and four-inch LED wafer process development, higher power diodes/switches, higher power/higher linearity RF and microwave devices, and near UV laser diodes. We recorded $54.9 million in fiscal 2006, $40.0 million in fiscal 2005, and $32.5 million in fiscal 2004 for direct expenditures relating to research and development activities. When customers participate in funding our research and development programs, we record the amount funded as a reduction of research and development expenses. For further information about these programs, see Note 2, “Summary of Significant Accounting Policies and Other Matters,” in our consolidated financial statements included in Item 8 of this report.

Sales and Marketing

We actively market our LED, material and high-power products through targeted promotions, select advertising, and attendance at trade shows. Our original equipment manufacturers and distribution sales teams and senior management work with customers around the world. The production of lamp and display products incorporating LED chips is concentrated among a relatively small number of LED packaging manufacturers. Our sales and marketing team is based in our Durham, North Carolina facility with additional sales and application support offices in Vienna, Austria; Tokyo, Japan; and Hong Kong. We also have sales personnel based in Taiwan and Korea. We are targeting to increase our sales and marketing efforts globally to support our new product lines.

Supported by our Japan office, Sumitomo is our exclusive distribution partner for nitride LED chips and SiC and GaN wafers in Japan. We also use distributors to market our LED products and our high-power devices in North America, Asia and Europe.

We sell SiC crystal materials for use in gemstone applications directly to Charles & Colvard under an exclusive supply agreement.

Customers

During fiscal 2006, revenues from Sumitomo (which represent sales to approximately 20 Japanese LED customers as well as a number of wafer customers) accounted for 37% of our revenue from continuing operations. Sumitomo assists in managing customer relationships and imports, handles orders, distributes our products and manages accounts receivable for the Japanese customer base. In fiscal 2006, four of our top ten end customers were located in Japan and their sales, as well as sales to our other Japanese customers, are reported as sales to Sumitomo. Our sales team based in Tokyo, Japan is actively involved with Sumitomo in the sales process to accounts in Japan. Our relationship with our end customers in Japan is critical to our future success.

Sumitomo and Seoul Semiconductor Co., Ltd. (Seoul), individually comprised 10% or more of revenue from continuing operations for fiscal 2006. Sales to Seoul were 11% of revenue from continuing operations during fiscal 2006.

In fiscal 2005, revenues from Sumitomo and OSRAM Opto Semiconductors GmbH (OSRAM) represented 42% and 12%, respectively, of revenue from continuing operations. In fiscal 2004, revenues from Sumitomo, OSRAM, and Avago Technologies, Inc. (Avago), formerly Agilent Technologies Sdn Bhd, represented 34%, 14% and 13%, respectively, of revenue from continuing operations. The loss of any large customers could have a material adverse effect on our business and results of operation.

For further financial information about sales, please see Note 2, “Summary of Significant Accounting Policies and Other Matters,” in our consolidated financial statements included in Item 8 of this report.

Backlog

As of June 25, 2006, we had a backlog of approximately $290.4 million, consisting of approximately $235.0 million of product orders and purchase commitments and $55.4 million under research contracts signed with the U.S. Government, for which approximately $41.1 million of the contracted funds have not yet been appropriated. Our backlog includes the full amount of the Sumitomo purchase commitments for fiscal 2007, which may vary under certain circumstances subject to end customer demand and other terms and conditions described above under the caption “Distributorship Agreement.” We estimate our entire backlog could be filled during fiscal 2007, with the exception of approximately $26.9 million in U.S. Government funded contracts.

As of June 26, 2005, we had a backlog of approximately $303.2 million consisting of approximately $229.7 million of product orders and purchase commitments and $73.5 million under research contracts signed with the U.S. Government. This backlog included the full amount of Sumitomo’s purchase commitment for fiscal 2006. The amount of Sumitomo’s fiscal 2006 purchase commitment was $200 million, however, actual fiscal 2006 sales to Sumitomo amounted to $156.4 million. The decrease in actual sales versus the amount committed by Sumitomo was due to a decrease in end customer demand in Japan.

Our backlog could be adversely affected if Sumitomo or other customers fail to honor their purchase commitments, reduce or cancel orders, or if the U.S. Government exercises its rights to terminate our government contracts or does not appropriate and allocate all of the funding contemplated by the contracts.

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

Competition

Our success depends on our ability to keep pace with the evolving technology standards of the industries we serve. These industries are characterized by rapid technological change, frequent introduction of new products, short product life cycles, and changes in end user and customer requirements. The evolving nature of these industries may render our existing or future products obsolete, noncompetitive or unmarketable. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

LED Products

Blue, Green and Near UV LED Chips.    The primary competition for our LED chip products comes from companies that manufacture and/or sell nitride-based LED chips. We consider Nichia Corporation (Nichia), which sells packaged LEDs and most often competes directly with our chip customers, to be a competitor. Nichia currently sells the majority of its packaged LED products to markets requiring white LEDs, which Nichia fabricates using its efficient phosphor solution for blue LEDs. We believe, based on industry information, that Nichia currently has the largest market share for nitride-based LEDs. We see an opportunity to improve our customers’ ability to compete in the white LED market and increase our chip sales with brighter LED chips. However, this opportunity depends upon our customers’ ability to source or develop efficient phosphor solutions for the conversion to white light. It also depends on our customers’ ability to achieve certain packaging efficiencies with our chips.

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

Overall, we believe that price and performance are the most significant factors to compete successfully in the nitride LED market. We believe our products are well positioned to meet the market performance requirements; however, there is significant pricing pressure from a number of competitors. We continually strive to improve our competitive position by developing brighter and higher performance LED chips and focusing on lowering costs. For example, we migrated the majority of our LED production to three-inch wafers from two-inch wafers during fiscal 2006 and we will continue our transition to larger wafer sizes in fiscal 2007.

High Power Packaged LEDs.    The market for high power packaged LED lamps is primarily in the specialty lighting area, including portable torch lamps (flashlights); color changing and white architectural lighting; traffic signs and signals; interior and exterior automotive and truck lighting; and emergency vehicle lighting (for example, for fire and rescue vehicles). Philips Lumileds Lighting Company, LLC (Philips) is currently positioned as the leader in this market since it has been the most active supplier of high power packaged LEDs for the last few years. Philips sells high power packaged LEDs that compete indirectly with our target customers for power chip products and directly with our XLamp™ family of high power packaged lamps. Several other companies have entered this market with products designed to compete with our XLamp products, including Avago, Cotco International Limited, Edison Opto Corporation, Kingbright Corporation, Nichia, OSRAM, and Seoul. We are positioning our XLamp products to compete in this market based on price, performance and usability.

Materials Products

The market for SiC wafers has become more competitive in recent years as other companies have begun to offer SiC wafer products or have announced plans to do so.

High-Power Products

SiC-based Power Devices.    Our SiC-based power devices compete with similar devices offered by Infineon Technologies AG (Infineon). There are also a number of other companies developing SiC-based power devices. In addition, our products compete with existing silicon-based power devices offered by a variety of manufacturers.

RF and Microwave Transistors.    Currently, Eudyna Devices, Inc., is the main company offering products that compete directly with our SiC MESFET and GaN HEMT products although a few companies have products under development. While there are few direct competitors using SiC or GaN technology, our products still face competition from existing silicon and GaAs-based products.

Patents and Other Intellectual Property Rights

We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants and assignments, rights to patents on inventions originally developed by others. As of July 15, 2006, we owned or held exclusive rights under 333 issued U.S. patents with expiration dates extending to 2026, as well as corresponding foreign patent rights. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets. We also own other intellectual property rights, including trademark registrations in several countries for trademarks used in conjunction with our products.

Licensing activities and lawsuits to enforce intellectual property rights, particularly patent rights, are a common feature of the semiconductor industry. We both make and receive inquiries regarding possible patent infringements in the normal course of business. Depending on the circumstances, we may seek to negotiate a license or other acceptable resolution. If we are unable to achieve a resolution by agreement, we may seek to enforce our rights or defend our position through litigation. Patent litigation is expensive and the outcome is often uncertain. We believe that the strength of our portfolio of patent rights is important in helping us resolve or avoid such disputes with other companies in our industry. In addition, we believe that many customers ascribe additional value to our LEDs as a result of our portfolio, particularly for high-end products destined for the United States, as compared to LEDs from manufacturers who are not licensed under the relevant patents in the portfolio. Ongoing efforts to enforce our patent rights against infringers are essential to sustaining this higher perceived value.

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

Employees

As of June 25, 2006, we employed 1,364 regular full and part time employees. None of our employees are represented by a labor union or subject to collective bargaining agreements.

Available Information

We maintain a website at the address www.cree.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). These reports may be accessed from our website by following the links under “Investor Relations,” then “SEC Filings.”

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

Although we experienced significant revenue growth over the past few years, we may not be able to sustain such growth or maintain our margins, and we may experience significant fluctuations in our revenue, earnings and margins in the future. Historically, the prices of our LEDs have declined based on market trends. We attempt to maintain our margins by constantly developing improved or new products, which provide greater value and result in higher prices, or by lowering the cost of our LEDs. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

•	our ability to develop, manufacture and deliver products in a timely and cost-effective manner;

•	variations in the amount of usable product produced during manufacturing (our “yield”);

•	our ability to improve yields and reduce costs in order to allow lower product pricing without margin reductions;

•	our increased reliance on and our ability to ramp up our subcontractors in Asia;

•	our ability to ramp up production for our new products;

•	our ability to convert our substrates used in our volume manufacturing to larger diameters and to transition advance device wafer fabrication to our new RTP facility;

•	our ability to produce higher brightness and more efficient LED products that satisfy customer design requirements;

•	our ability to develop new products to specifications that meet the evolving needs of our customers;

•	changes in demand for our products and our customers’ products;

•	effects of an economic slow down on consumer spending on such items as cell phones, electronic devices and automobiles;

•	changes in the competitive landscape, such as availability of higher brightness LED products, higher volume production and lower pricing from Asian competitors;

•	average sales prices for our products declining at a greater rate than anticipated;

•	changes in the mix of products we sell, which may vary significantly;

•	other companies’ inventions of new technology that may make our products obsolete;

•	product returns or exchanges that could impact our short-term results;

•	changes in purchase commitments permitted under our contracts with large customers;

•	changes in production capacity and variations in the utilization of that capacity;

•	disruptions of manufacturing that could result from damage to our manufacturing facilities from causes such as fire, flood or other casualties, particularly in the case of our single site for SiC wafer and LED production or disruptions from some of our sole source vendors; and

•	changes in accounting rules, such as recording expenses for stock option grants.

These or other factors could adversely affect our future operating results and margins. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

If we are unable to produce and sell adequate quantities of our LED products and improve our yields and reduce costs, our operating results may suffer.

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

Our future success will depend on our ability to develop new SiC and GaN solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new SiC and GaN products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Products currently under development include larger, higher quality substrates and epitaxy, wide bandgap RF and microwave products based on SiC and GaN, SiC power devices, higher brightness LED products such as the new EZBright LED introduced in the third quarter of fiscal 2006, and high power packaged LEDs. The successful development and introduction of these products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions of market requirements and evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified development personnel;

•	our timely completion of product designs and development;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities and at low enough costs for commercial sales;

•	our customers’ ability to develop competitive products incorporating our products; and

•	acceptance of our customers’ products by the market.

If any of these or other factors become problematic, we may not be able to develop and introduce these new products in a timely or cost-efficient manner.

Our results of operations, financial condition and business would be harmed if we were unable to balance customer demand and capacity.

We are in the process of taking steps to address our manufacturing capacity needs in order to meet current and future customer demand. If we are not able to increase our capacity or if we increase our capacity too quickly, our business and results of operations could be adversely impacted. For example, we are currently expanding our manufacturing capacity, including the build out of the fabrication facility in Research Triangle Park, North Carolina, that we acquired from a third party in the third quarter of fiscal 2005. Delays in bringing that facility on line could impact our ability to meet future demands for high-power products and contract revenue targets could be impacted. If our expansion initiative is delayed, costs more than we anticipate or requires long transition or qualification periods, our business and financial results could be harmed. If our business does not grow fast enough to use this new capacity, our financial results could decline. We are also expanding capacity for our XLamp products and qualifying a subcontractor. If we experience delays or additional unforeseen costs associated with this expansion, we may not be able to achieve our financial targets.

Our LED revenues are highly dependent on our customers’ ability to produce competitive white LED products using our LED chips.

Some of our customers package our blue LEDs in combination with phosphors to create white LEDs. Growth in sales of our high-brightness LED chips used in white light applications is dependent upon our customers’ ability to develop efficient white LED products using our chips. Nichia currently has the majority of the market share for white LEDs and other companies, such as Toyoda Gosei Co., Ltd., have started to offer highly competitive blue chips and white products to compete with Nichia. The white LEDs that our customers produce with our chips historically have not been as bright as Nichia’s white LEDs. Even if our customers are able to develop higher performance white LED products, there can be no assurance that they will be able to compete with Nichia, Toyoda Gosei Co., Ltd., or other competitors.

We are highly dependent on trends in mobile products to drive a substantial percentage of LED demand.

Our results of operations could be adversely affected if we experience reduced customer demand for LED products for use in mobile products. During fiscal 2006, approximately 56% of our LED revenue was from sales of our products into mobile products. Our design wins are spread over numerous models and customers. Our ability to maintain or increase our LED product revenue depends in part on the number of models into which our customers design our products and the overall demand for these products, which is impacted by seasonal fluctuations and market trends. Design cycles in the mobile product industry are short and demand is volatile, which makes production planning difficult to forecast. Brightness performance, smaller size and price considerations are important factors in increasing our market share for mobile products.

If we experience poor production yields or cannot reduce costs, our margins could decline and our operating results may suffer.

Our materials products, our LED products, and our high-power products are manufactured using technologies that are highly complex. We manufacture our SiC wafer products from bulk SiC crystals, and we use these SiC wafers to manufacture our LED products and our SiC-based high-power semiconductors. During our manufacturing process, each wafer is processed to contain numerous die, which are the individual semiconductor devices. Our high-power devices and XLamp products are then further processed by incorporating them into packages for sale as packaged components. The number of usable crystals, wafers, dies and packaged components that result from our production processes can fluctuate as a result of many factors, including but not limited to the following:

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

If our yields decrease, our cost per wafer could increase, our margins could decline and our operating results would be adversely affected. In the past, we have experienced difficulties in achieving acceptable yields on new products, which has adversely affected our operating results. We may experience similar problems in the future, and we cannot predict when they may occur or their severity. In some instances, we may offer products for future delivery at prices based on planned yield improvements. Reduced yields or failure to achieve planned yield improvements could continue to significantly affect our margins and operating results.

We depend on a few large customers and our revenues can be affected by their contract terms.

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them. The concentration of our revenues with a few large customers makes us particularly susceptible to factors affecting those customers. For example, if demand for their products decreases, they may limit or stop purchasing our products and our operating results could suffer. In addition, the Sumitomo contract provides that Sumitomo may decrease its purchase commitment, as we experienced in fiscal 2006, or terminate the contract if its inventory of our product reaches a specified level. Sumitomo’s inventory of our products can vary materially each quarter based on fluctuations in its customer demand. In general, the success of our relationships with our customers is subject to a number of factors, including the dynamics of the overall market. For example, if some of our competitors were to license technology or form alliances with other parties, our business may be impacted.

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

The markets for our LED and high-power products are highly competitive. In the LED market, we compete with companies that manufacture or sell nitride-based LED chips as well as those that sell packaged LEDs. Competitors are offering new blue, green and white LEDs with aggressive prices and improved performance. These competitors may reduce average sales prices faster than our cost reduction, and competitive pricing pressures may accelerate the rate of decline of our average sale prices. The market for SiC wafers is also becoming competitive as other firms in recent years have begun offering SiC wafer products or announced plans to do so.

Competition is increasing. In order to achieve our revenue growth objectives in fiscal 2007 and beyond, we need to continue to develop new products that enable our customers to win new designs and increase market share in key applications such as mobile products. One major supplier dominates this market and we anticipate that the competition for these designs has intensified and will result in pressure to lower sales prices of our products. Therefore, our ability to provide higher performance LEDs at lower costs will be critical to our success. Competitors may also try to align with some of our strategic customers. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Competitors also could invent new technologies that may make our products obsolete. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

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

However, we cannot be sure that patents will be issued on such applications or that our existing or future patents will not be successfully contested by third parties. Also, since issuance of a valid patent does not prevent other companies from using alternative, non-infringing technology, we cannot be sure that any of our patents, or patents issued to others and licensed to us, will provide significant commercial protection, especially as new competitors enter the market.

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

We will spend substantial amounts of money in supporting our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development, and administrative support. If we cannot attract qualified people or manage growth effectively, our business, operating results and financial condition could be adversely affected. For example, we are currently trying to build a worldwide team of sales, marketing, development, and application support employees for our LED and high-power businesses. If we are not successful in recruiting personnel, our actual growth may be lower than our forecasts. Conversely, if the product demand from our customers does not expand as we anticipate, our margins may decrease in part due to higher costs associated with the recently added capacity that would not be used.

Performance of our investments in other companies could affect our financial results.

From time to time, we have made investments in public and private companies that engage in complementary businesses. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial results as reflected in our consolidated balance sheets. In addition, if the decline in value is determined to be other-than-temporary, the related write-down could have an adverse effect on our reported net income. We currently hold an interest in one public company, Color Kinetics.

We may make investments in companies which subject us to risks inherent in the business of the company in which we have invested and to trends affecting the equity markets as a whole. Investments in private companies are subject to additional risks relating to the limitations on transferability of the interests due to the lack of a public market and to other transfer restrictions. Investments in publicly held companies are subject to market risks and may not be liquidated easily. As a result, we may not be able to reduce the size of our positions or liquidate our investments when we deem appropriate to limit our downside risk.

Our investments in other companies also may cause fluctuations in our earnings results. In future periods, we will be required to continue to adjust our deferred tax asset valuation allowance in connection with any increase or decrease in the value of our Color Kinetics investment, which could increase or decrease our income tax expense for the period. This may cause fluctuations in our earnings results that do not accurately reflect our results from operations.

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

Any delay in product delivery or other interruption or variation in supply from these suppliers could prevent us from meeting commercial demand for our products. If we were to lose key suppliers, our key suppliers were unable to support our demand, or we were unable to identify and qualify alternative suppliers, our manufacturing operations could be interrupted or hampered significantly.

If government agencies discontinue or curtail their funding for our research and development programs, our business may suffer.

Changes in federal budget priorities could adversely affect our contract revenue. Historically, government agencies have funded a significant portion of our research and development activities. When the government changes budget priorities, such as in times of war, our funding has the risk of being redirected to other programs. Government contracts are also subject to the risk that the government agency may not appropriate and allocate all funding contemplated by the contract. In addition, our government contracts generally permit the contracting authority to terminate the contracts for the convenience of the government. The full value of the contracts would not be realized if they were prematurely terminated. Furthermore, we may be unable to incur sufficient allowable costs to generate the full estimated contract values and there is some risk that any technologies developed under these contracts may not have commercial value. If government funding is discontinued or reduced, our ability to develop or enhance products could be limited, and our business, results of operations and financial condition could be adversely affected.

If our products fail to perform or meet customer requirements, we could incur significant additional costs.

The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident after shipment. We have experienced product quality, performance or reliability problems from time to time. Defects or failures may occur in the future. If failures or defects occur, we could:

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

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions. For example, in July 2006 we acquired the assets and liabilities of INTRINSIC Semiconductor Corporation. If we choose to make acquisitions, we face certain risks, such as failure of the acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of the acquired business, and difficulty in integrating the acquired business’s operations, personnel and financial and operating systems into our current business. We may not be able to successfully address these risks or any other problems that arise from our recent or future acquisitions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition could adversely affect our business, results of operations and financial condition.

Litigation could adversely affect our operating results and financial condition.

We are defendants in pending litigation as described in “Part I, Item 3. Legal Proceedings” of this report that alleges, among other things, violations of securities laws and patent infringement. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.     Properties

We own our principal manufacturing and office site in Durham, North Carolina. This site includes approximately 48 acres of developed land, with total facility square footage of 697,140 square feet as of June 25, 2006. This space includes 318,965 square feet used for production, 105,513 square feet used for facility services and warehousing, and 122,662 square feet used for administrative functions. As of June 25, 2006, included in this total is the recently completed construction of an additional building containing approximately 150,000 square feet. This building will be occupied in phases during fiscal 2007. We also own approximately 80 acres of undeveloped land near the site.

In addition, in January 2005, we purchased an existing semiconductor manufacturing facility located in Research Triangle Park, North Carolina. This facility is on approximately 55 acres and includes buildings containing 177,000 square feet. During the fourth quarter of fiscal 2006, we began transferring the operations of our high-power products to this site and anticipate the completion of this transfer during fiscal 2007.

We also maintain sales support offices, through our subsidiaries, in leased office premises in Tokyo, Japan; Vienna, Austria; and Hong Kong.

We also lease a 35,840 square foot facility occupied by SBTC in Goleta, California that is used for research and development and administrative functions.

The discontinued operations of our Cree Microwave segment were conducted in leased administrative and manufacturing space located in Sunnyvale, California. We remain liable for the operating lease of the Sunnyvale facility through 2011.

Item 3.     Legal Proceedings

In re Cree, Inc. Securities Litigation

Between June 16 and August 18, 2003, certain alleged purchasers of the Company’s stock filed nineteen purported class action lawsuits in the United States District Court for the Middle District of North Carolina. The lawsuits name the Company, certain of its officers and current and former directors as defendants. The court subsequently entered an order consolidating these actions and appointing a lead plaintiff for the consolidated cases. The lead plaintiff filed a consolidated amended complaint, which the court later dismissed although it allowed the plaintiff to file a further amended complaint. As finally amended in October 2004, the consolidated complaint asserted, among other claims, violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5, and violations of Section 20(a) and Section 18 of the Exchange Act against the individual defendants and also asserted claims against certain of the Company’s officers under Section 304 of the Sarbanes-Oxley Act of 2002. The complaint alleged that the Company made false and misleading statements concerning its investments in certain public and privately held companies, its acquisition of the UltraRF division of Spectrian Corporation (“Spectrian”), its supply agreement with Spectrian, and its agreements with Charles & Colvard and that its financial statements did not comply with the requirements of the securities laws during the class period. The complaint requested certification of a plaintiff class consisting of purchasers of the Company’s stock between August 12, 1998 and June 13, 2003 and sought, among other relief, unspecified damages and disgorgement of profits by the individual defendants, plus costs and expenses, including attorneys’, accountants’ and experts’ fees.

The defendants moved to dismiss the amended complaint on the grounds that it failed to state a claim upon which relief can be granted and did not satisfy the pleading requirements under applicable law. In August 2005, the district court granted the defendants’ motion to dismiss the amended complaint in its entirety with prejudice. The plaintiffs thereafter appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit. The appeal is currently pending.

Neumark v. Cree, Inc.

On June 27, 2005, Gertrude Neumark Rothschild commenced a patent infringement lawsuit against us by filing a complaint in the U.S. District Court for the Southern District of New York. In her complaint, the plaintiff alleges that we are infringing U.S. Patent No. 4,904,618, entitled “Process for Doping Crystals of Wide Band Gap Semiconductors,” and U.S. Patent No. 5,252,499, entitled “Wide Band-Gap Semiconductors Having Low Bipolar Resistivity and Method of Formation,” by manufacturing, importing, using, selling and/or offering for sale LEDs and/or laser diodes created using processes claimed in the patents. The complaint seeks damages in an unspecified amount, an injunction against infringements, attorneys’ fees and costs. On September 30, 2005, the Company filed an answer and counterclaims in which it denies any infringement and asserts, among other defenses, that the patents are invalid and are unenforceable under the doctrine of inequitable conduct. The counterclaims seek a declaratory judgment that the Company has not infringed the patents and that the patents are invalid and unenforceable. The case is currently in the discovery phase.

The Company believes that the claims in these actions are without merit. However, we are unable to predict the final outcome of these matters. Our failure to successfully defend against these allegations could have a material adverse effect on our business, financial condition and results of operations.

Other Matters

We are currently a party to other legal proceedings incidental to our business. Although the resolution of these matters cannot be predicted with certainty, management’s present judgment is that the final outcome will not likely have a material adverse effect on our consolidated financial condition or results of operations. If an unfavorable resolution occurs, our business, results of operations and financial condition could be materially adversely affected.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information.    Our common stock is traded on the NASDAQ Global Select Market and is quoted under the symbol CREE. The following table sets forth, for the quarters indicated, the high and low sales prices as reported by NASDAQ.

	FY 2006		FY 2005
	High	Low	High	Low
First Quarter	$30.98	$23.32	$30.48	$17.88
Second Quarter	27.95	21.68	42.44	26.72
Third Quarter	33.39	24.60	40.96	21.15
Fourth Quarter	35.30	23.03	30.99	20.68

Holders and Dividends.    There were approximately 698 holders of record of our common stock as of August 1, 2006.

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

Sale of Unregistered Securities.    There were no sales of unregistered securities during fiscal 2006, 2005 or 2004.

Purchases of Equity Securities by the Company and Affiliated Purchasers.    There were no repurchases during fiscal 2006 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser.

On June 20, 2006, the board of directors approved the extension of our stock repurchase program through June 24, 2007. Under the stock repurchase program we have been authorized to repurchase up to 5,450,000 shares of common stock.

Item 6.     Selected Financial Data

The consolidated statement of income data set forth below with respect to the fiscal years ended June 25, 2006, June 26, 2005, and June 27, 2004 and the consolidated balance sheet data at June 25, 2006 and June 26, 2005 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended June 29, 2003 and June 30, 2002 and the consolidated balance sheet data at June 27, 2004, June 29, 2003 and June 30, 2002 are derived from audited consolidated financial statements not included herein. All consolidated statement of income data excludes Cree Microwave as it has been accounted for as a discontinued operation.

Selected Consolidated Financial Data

(In thousands, except per share data)

	Years Ended
	June 25, 2006	June 26, 2005	June 27, 2004	June 29, 2003	June 30, 2002
Statement of Income Data:

Product revenue, net	$394,383	$362,765	$272,694	$200,651	$111,435

Contract revenue, net	28,569	21,693	26,947	26,860	19,204

Total revenue from continuing operations	$422,952	$384,458	$299,641	$227,511	$130,639

Income (loss) from continuing operations	$79,959	$106,564	$64,309	$43,697	$(32,003)

Income (loss) from continuing operations per share, basic	$1.05	$1.42	$0.87	$0.60	$(0.44)

Income (loss) from continuing operations per share, diluted	$1.02	$1.38	$0.85	$0.58	$(0.44)

Weighted average shares outstanding:

Basic	76,270	74,995	74,008	73,196	72,718

Diluted	78,207	77,172	75,745	75,303	72,718

	As of
	June 25, 2006	June 26, 2005	June 27, 2004	June 29, 2003	June 30, 2002
Balance Sheet Data:

Working capital	$339,108	$246,325	$189,911	$181,063	$151,851

Total assets	$900,200	$777,408	$628,000	$563,694	$504,195

Long-term obligations	$1,887	$—	$—	$—	$—

Shareholders’ equity	$827,613	$712,918	$579,132	$535,371	$482,104

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements, including the notes thereto.

Overview

We develop and manufacture semiconductor materials and electronic devices made from silicon carbide, or SiC, gallium nitride, or GaN, and related compounds. The majority of our products are manufactured at our main production facility in Durham, North Carolina. We also use subcontractors in Asia to perform some of our manufacturing steps for certain LED and power products. We generate revenues from the following product lines:

•	LED chips and packaged products. We derive the largest portion of our revenue from the sale of blue, green and near UV LED chips.

•	Materials products. Our customers purchase our SiC and GaN wafers for use in manufacturing LEDs, radio frequency, or RF devices, and power devices or for research and development. We also sell SiC material in bulk crystal form for use in gemstone applications.

•	High-power products. These products include power switching devices made from SiC or GaN and wide bandgap RF and microwave devices.

•	Contracts with government agencies. Government agencies assist us in the development of new technology by funding a portion of our research and development efforts.

Industry Dynamics

Our business is primarily selling high-brightness LED products, which is affected by a number of industry factors, including design trends in mobile products, overall demand in products using high-brightness LEDs, a constantly changing competitive environment and intellectual property issues. Currently, the most significant market for our LED chips is for illumination purposes in mobile products, including LCD, backlighting, keypad illumination and flash units for camera phones. LED sales for mobile products are impacted by the number of LEDs used in a product, which varies depending on design trends and the brightness of the LEDs used in an application. Average LED sales prices generally decline each year as market players implement pricing strategies to gain or protect market share. To remain competitive, LED producers generally must increase product performance and reduce costs to support lower average sales prices. Finally, vigorous protection and pursuit of intellectual property rights characterize the semiconductor industry. Customers’ purchasing decisions can be influenced by whether a product may infringe valid intellectual property rights.

Fiscal 2006 Highlights

The following is a summary of our financial results for fiscal 2006:

•	Our revenue from continuing operations increased 10% to $423 million, the highest annual revenue in the Company’s history, primarily due to growth in high-brightness LEDs, material and high-power products.

•	Our gross margin from continuing operations decreased to 48% of revenue from continuing operations primarily driven by lower margins on the sale of LEDs.

•	Our net income in fiscal 2006 included $13 million in stock based compensation expense as a result of the adoption of SFAS 123R.

•	We reported consolidated net income of $77 million and net income per diluted share of $0.98.

•	We generated positive cash flow from operations of $152 million.

Outlook for Fiscal 2007

In fiscal 2007, we are working to increase the brightness of our LED chips and help our customers improve their white package performance for mobile white applications. If we are successful in achieving these goals, we believe that we will have an opportunity to increase sales in the mobile LCD backlight and camera flash markets. This includes working through the qualification process with our customers for our new EZBright™ LED chips, which are targeted to begin volume shipments in the first quarter of fiscal 2007.

We target to accelerate cost reductions for both our LED and SiC-based high-power products by starting the conversion to four-inch wafer production. Additionally, we plan to increase production at our subcontractors to lower our product costs.

We plan to expand the product offerings of our XLamp® family of high power packaged LED products by incorporating our new EZBright power chips. We are aiming to introduce higher performance XLamp products to increase sales for specialty lighting, architectural lighting, outdoor lighting (street lights and high bay lighting), emergency lighting and personal lighting (flashlights) markets.

We plan to increase sales of our Schottky diode products through expansion of our product line and continued penetration into the power supply markets in computer servers and other applications.

We target to continue expanding our sales, marketing and distribution teams to build a global presence and brand that can deliver enabling products and solutions to the key customers who are driving the emerging applications in LED lighting and SiC-based high-power products.

We are targeting to continue to invest in research and development for LEDs, larger wafers and improved high-power devices and expanding our global sales, marketing and distribution capabilities.

During fiscal 2007, we plan on investing $100 million to $120 million in capital expenditures to expand our manufacturing capacity to support unit volume growth and reduce overall product costs in our LED and high-power product lines. The capital expenditures will primarily be in our North Carolina locations, but also in Asia to support increased production overseas.

We plan to continue to evaluate strategic investments and relationships to expand and strengthen our technology, product portfolio and increase access to our targeted markets. For example, we acquired INTRINSIC Semiconductor Corporation (INTRINSIC) on July 10, 2006. We believe the technology we acquired in the acquisition will enable us to accelerate the commercialization of low-defect 4-inch and 6-inch substrates. These substrates should not only support our cost roadmap for LEDs, but more importantly, they should enable us to more rapidly commercialize higher power devices for motor control applications and hybrid vehicles.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and we may be exposed to gains or losses that could be material.

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

In connection with the reserve for sales returns, we also record an asset for the value of product returns that we believe will be returned to inventory.

We apply judgment in estimating the amount of product that will be returned in the future. Our estimate of product returns and the amount of those returns that will be placed back in inventory is based primarily on historical transactional experience and judgment regarding market factors and trends.

As of June 25, 2006 and June 26, 2005, the amount of our sales return allowance was $5.4 million and $9.6 million, respectively. In fiscal 2006, we decreased our sales return reserve allowance by $4.2 million for actual product returns, adjustments for our estimated future sales returns, and the reimbursement to one of our customers for certain sales costs in accordance with its contract with us.

As of June 25, 2006 and June 26, 2005, we estimated the value of future product returns that would be returned to inventory (“Deferred Product Costs Asset”) to be $1.7 million for both fiscal years.

A 10% increase or decrease in our sales return estimates and deferred product costs asset at June 25, 2006 would have affected net income by approximately $260,000 for the fiscal year ended June 25, 2006.

Accounting for Stock-Based Compensation:
We account for stock-based compensation arrangements in accordance with the provisions of SFAS 123R, Shared-Based Payments (Revised). Under SFAS 123R, compensation cost is calculated on the date of the grant using the Black-Scholes-Merton model. The compensation expense is then amortized over the vesting period.	We use the Black-Scholes-Merton model in determining fair value of our options at the grant date and apply judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option. Our estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.	If actual results are not consistent with our assumptions and judgments used in estimating key assumptions, we may be required to adjust compensation expense, which could be material to our results of operations.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
Valuation of Long-Lived Assets:

We review long-lived assets such as property, equipment and patents for impairment when events and circumstances indicate that the carrying value of the assets contained in our financial statements may not be recoverable. For example, pieces of our equipment may be scrapped or certain of our patents or patent applications may be abandoned. In these cases, we would directly write-off these long-lived assets.

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

Using this impairment review methodology, we recorded long-lived asset impairment charges of $1.7 million during fiscal year 2006 and $5.5 million during fiscal year 2005. These impairment charges were primarily related to the planned and subsequent closure of our Cree Microwave-Sunnyvale facility and the disposal of certain assets.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
Tax Contingencies:
We are subject to periodic audits of our income tax returns by federal, state and local agencies. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, including state and local taxes, we record reserves for what we identify as probable exposures. A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved. We have also established a valuation allowance for capital loss carryforwards and unrealized losses on certain securities, as we believe that it is more likely than not that the tax benefits of the items will not be realized.	The estimate of our tax contingencies reserve contains uncertainty because management must use judgment to estimate the exposures associated with various tax filing positions. To make these judgments, we make determinations about the likelihood that the specific taxing authority may challenge the tax deductions that we have taken on our tax return. Based on information about other tax settlements, we estimate amounts that we may settle with taxing authorities in order to conclude audits.	To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made. As of June 25, 2006, we had established tax reserves of $17.3 million and a valuation allowance of $8.1 million.

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

	Our inventory reserve is based upon our analysis of sales levels by product and projections of future customer demand derived from historical order patterns and input received from our customers and our sales team. To mitigate uncertainties, we reserve for all inventory greater than 12 months old, unless there is an identified need for the inventory. In addition, we reserve for items that are considered obsolete based on changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for a product. When inventory is physically destroyed, we remove the inventory and the associated reserve from our financial records.	If our estimates regarding customer demand and physical inventory losses are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established reserves that could be material. A 10% increase or decrease in our actual inventory reserve at June 25, 2006 would have affected net income by approximately $45,000 for the fiscal year ended June 25, 2006.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
Accruals for Self-Insured and Other Liabilities:
We make estimates for the amount of costs that have been incurred but not yet billed for general services, including legal fees, accounting fees, costs pertaining to our self-funded medical insurance and other expenses.	Our liabilities contain uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle claims and claims incurred but not reported as of the balance sheet date. When estimating our liabilities, we consider a number of factors, including interviewing our service providers for bills that have not yet been received. For self-insured liabilities, we estimate our liabilities based on historical claims experience.	If actual costs billed to us are not consistent with our assumptions and judgments, our expenses could be understated or overstated and these adjustments could materially affect our net income.

Results of Operations

The following table shows our consolidated statements of income data expressed as a percentage of total revenue from continuing operations for the periods indicated:

	Years Ended
	June 25, 2006	June 26, 2005	June 27, 2004
Revenue:
Product revenue, net	93.2%	94.4%	91.0%
Contract revenue, net	6.8	5.6	9.0

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product revenue, net	47.9	40.7	42.9
Contract revenue, net	4.6	4.3	7.5

Total cost of revenue	52.5	45.0	50.4

Gross profit	47.5	55.0	49.6
Operating expenses:
Research and development	13.0	10.4	10.8
Sales, general and administrative	10.6	8.2	8.7
Impairment or loss on disposal of long-lived assets	0.6	0.2	0.3

Total operating expenses	24.2	18.8	19.8

Income from operations	23.3	36.2	29.8
Non-operating income:
Gain on investments in securities, net	0.1	0.2	—
Other non-operating income	—	—	0.2
Interest income, net	3.0	1.4	1.2

Income from continuing operations before income taxes	26.4	37.8	31.2
Income tax expense	7.7	10.1	9.8

Income from continuing operations	18.7	27.7	21.4

Loss from discontinued operations, net of related income tax benefit	(0.8)	(4.0)	(2.1)

Net income	17.9%	23.7%	19.3%

Comparison of Fiscal Years Ended June 25, 2006 and June 26, 2005

Revenue.    Revenue from continuing operations increased 10% to $423.0 million in fiscal 2006 from $384.5 million in fiscal 2005. The increase in revenue was attributable to greater product revenue, which increased 9% to $394.4 million from $362.8 million in fiscal 2005, and greater contract revenue, which increased 32% to $28.6 million from $21.7 million in fiscal 2005. The increase in product revenue resulted from the growth in revenue from sales of high-brightness LEDs, materials and high-power products.

LED revenue grew 6% to $342.1 million in fiscal 2006 from $322.1 million in fiscal 2005, making up 81% of our total revenue from continuing operations. While unit shipments of our LED products increased 34% over the prior year due to new products focused on high-brightness markets, our blended average LED sales price decreased 21% due to increasing price competition for both high-brightness and mid-brightness devices. Sales of our high-brightness products increased by $73.8 million and comprised 38% of our LED revenue, up from 17% in the prior year. The primary driver for the increase in sales of high-brightness products was increased demand for mobile products requiring white LEDs in backlights for LCD displays and mobile camera flashes. In addition, fiscal 2006 high-brightness revenue increased due to the initial success of our XLamp packaged products which were released to production in early fiscal 2005. Sales of our mid-brightness products declined by $53.8 million and represented 62% of LED revenue, down from 83% in fiscal 2005. Although unit shipments of our mid-brightness product increased over fiscal 2005, this was more than offset by a product mix shift to lower priced LEDs and average selling price reductions.

Wafer product revenue decreased 9% to $22.6 million in fiscal 2006 from $24.7 million in fiscal 2005 making up 5% of our revenue from continuing operations. The primary driver of the decrease in wafer product revenue was a 49% decrease in the total number of units sold. The decrease in units sold was offset by a 78% increase in average sales price, which was attributable to a shift in wafer product mix. SiC materials revenue for gemstone use increased 79% to $14.3 million in fiscal 2006 from $8.0 million in fiscal 2005 due to higher demand from our sole customer for these products, Charles & Colvard. Revenue from gemstone materials represented 3% of our total revenue from continuing operations in fiscal 2006.

Revenue from our high-power devices increased 94% to $15.1 million in fiscal 2006 from $7.8 million in fiscal 2005. The increase in revenue resulted from higher sales from of our MMIC foundry services and Schottky diode products. Revenue from high-power devices was 4% of revenue from continuing operations in fiscal 2006.

Contract revenue increased $6.9 million or 32% over fiscal 2005 due to the start of new contracts that were awarded to us in late fiscal 2005 and early fiscal 2006, including a $12.0 million program funded by the U.S. Department of Defense for electronic devices and power modules. Contract revenue was 7% of revenue from continuing operations in fiscal 2006.

Gross Profit.    Gross profit from continuing operations in fiscal 2006 declined 5% to $200.9 million from $211.4 million in fiscal 2005. Gross margin decreased from 55% to 48% of revenue from continuing operations in the year-to-year comparison. The decrease in gross margin was caused primarily by lower gross margins on sales of LED products as average selling prices declined faster than cost reductions due to increasing price competition in the marketplace for our LED products. Our gross margin also declined in fiscal 2006 due to the adoption of SFAS 123R. In fiscal 2006, we recorded a $4.5 million charge to cost of sales for stock compensation expense resulting from the adoption of SFAS 123R at the beginning of fiscal 2006. This decreased our gross margin by 1% of revenue from continuing operations.

Research and Development.    Research and development expenses from continuing operations increased 37% in fiscal 2006 to $54.9 million from $40.0 million in fiscal 2005. During fiscal 2006, research and development costs included $4.1 million in stock compensation expense resulting from our adoption of SFAS 123R at the beginning of fiscal 2006. The remaining increase in research and development spending supported our continued development of higher brightness LED chips, high powered packaged LEDs, larger wafer process development and other high-brightness LED research programs. In addition, we funded ongoing development for high-power devices and near UV laser diodes.

Sales, General and Administrative.    Sales, general and administrative (“SG&A”) expenses from continuing operations increased 42% in fiscal 2006 to $44.8 million as compared to $31.5 million in fiscal 2005. During fiscal 2006, SG&A expenses included $4.5 million in stock compensation expense resulting from our adoption of SFAS 123R at the beginning of fiscal 2006. In addition, SG&A expenses in fiscal 2006 reflected increased spending on sales and marketing to support our incremental growth, building our sales force and distribution channels for our newer products and development of our Cree brand. Furthermore, fiscal 2005 SG&A expense levels were reduced by a $1.1 million reimbursement for certain legal fees related to securities litigation.

Impairment or Loss on Disposal of Long-Lived Assets.    The loss on disposal of property and equipment increased $1.5 million to $2.4 million in fiscal 2006 as compared to $889,000 in fiscal 2005. The increase was due in part to a write-off during fiscal 2006 of $850,000 for the original installation costs of equipment being moved to our new RTP facility. The increase was also attributable to an impairment charge recorded during fiscal 2006 of $1.1 million for building improvements and computer software that were no longer being used at our Durham, North Carolina facility.

Gain on Investments in Securities.    The gain on investments in marketable securities was $587,000 in fiscal 2006 compared to a gain of $737,000 in fiscal 2005. In the first quarter of fiscal 2006 and the third quarter of fiscal 2005, we sold 63,782 and 343,000 shares, respectively, of our investment in Color Kinetics for a realized gain of $587,000 and $2.8 million, respectively. In fiscal 2005, we also incurred a loss of $2.0 million due to an other-than-temporary impairment on our investment in a private company. The write-down was based on our evaluation of the company’s financial results and third party proposal to purchase our investment.

Interest Income, Net.    Net interest income increased by $7.5 million to $12.9 million in fiscal 2006 compared to fiscal 2005 due to a combination of our greater invested balance and higher interest rates received on our investments.

Income Tax Expense.    Income tax expense for fiscal 2006 declined 16% to $32.4 million from $38.7 million in fiscal 2005. Our effective income tax rate was 29% in fiscal 2006 compared to 27% in fiscal 2005. The reduction in income tax expense was primarily attributable to a decline in income from continuing operations, which was slightly offset by an increase in our effective income tax rate and a reduction in the benefit received from the change in the valuation allowance established against capital losses realized in prior years. During fiscal 2005, we received a benefit totaling $6.4 million due to the change in the market price of the shares of Color Kinetics’ common stock, while the fiscal 2006 benefit received was only $3.2 million. We currently estimate that our effective annual tax rate for fiscal 2007 will be approximately 32%, which does not reflect changes in the market price for shares of Color Kinetics’ common stock, which we treat as a discrete item each quarter.

Loss from Discontinued Operations, Net of Tax.    In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, effective December 25, 2005, we reported our silicon RF and microwave business as a discontinued operation in the consolidated financial statements because we completed production of all last time buy orders for our silicon products, ceased use of our silicon fabrication facility in Sunnyvale, California, and terminated the employment of the remaining employees of our Cree Microwave subsidiary. The net loss from discontinued operations decreased $12.1 million in fiscal 2006 to $3.3 million from $15.4 million in fiscal 2005. During fiscal 2006, our silicon microwave business generated $4.3 million in revenue from last time buy orders that produced a $6.4 million pre-tax loss, or $3.3 million loss after-tax. We recorded charges related to the closure of the business in fiscal 2006 that included a $624,000 severance expense charge, a $668,000 write-down of inventory that was scrapped, a $264,000 facility decommission charge, a $111,000 charge for the net impairment of fixed assets and patents, and a $3.6 million charge for an accrual relating to the remaining lease contract obligation for the Sunnyvale facility. In fiscal 2005, our silicon microwave business generated a pre-tax operating loss of $19.2 million, or $15.4 million loss after-tax. Revenue of $4.6 million in fiscal 2005 was offset by heavy fixed costs incurred to operate the Sunnyvale facility as well as $6.7 million in charges related to the closure of the business recorded in the fourth quarter of fiscal 2005. These charges included a $519,000 severance expense charge, a $652,000 write-down of inventory and a $5.5 million charge for the impairment of fixed assets.

Comparison of Fiscal Years Ended June 26, 2005 and June 27, 2004

Revenue.    Revenue from continuing operations increased 28% to $384.5 million in fiscal 2005 from $299.6 million in fiscal 2004. Higher revenue was attributable to greater product revenue, which increased 33% to $362.8 million from $272.7 million in fiscal 2004. The increase in product revenue resulted primarily from growth in sales of our LED products, and to a lesser extent from strong growth in materials and high-power products. Contract revenue declined in the year-to-year comparison.

LED revenue grew 33% to $322.1 million in fiscal 2005 from $241.8 million in fiscal 2004, making up 84% of our total revenue from continuing operations. Revenue growth was driven by stronger demand from our LED customers for applications that include white lighting for mobile products for both LCD backlighting and keypads, blue and green LEDs for full color displays, entertainment products (such as pachinko) and general indicator and other illumination applications. Our LED unit shipments increased 53% in fiscal 2005 as compared to fiscal 2004 and our blended average LED sales price declined 13% during the same period. Our average sales price for LEDs was lower due to increasing price competitiveness in the marketplace, which was somewhat offset by a change in the product mix of our sales toward higher brightness products that have a higher average sales price. The most significant increase in revenue in fiscal 2005 came from our sales to our Japanese distributor, Sumitomo. Revenue from sales to Sumitomo increased by $59.2 million or 58% to $161.0 million in fiscal 2005 compared to fiscal 2004 due to strong demand from Japanese packagers using our products.

Sales of our high-brightness products increased by $30.2 million and comprised 17% of our LED revenue in fiscal 2005, up from 11% in the prior year. Demand for our high-brightness LED products increased as our customers designed them into more LED packages for white light applications such as LCD backlights and camera flashes in mobile products. Sales of our mid-brightness products grew by $50.1 million and represented 83% of LED revenue in fiscal 2005, down from 89% in fiscal 2004. Demand for our mid-brightness products also increased in fiscal 2005 as compared to fiscal 2004 due to new designs for keypads in mobile products, as well as displays and consumer product applications. In fiscal 2005, we began selling our UT230™ chips for mobile products, which drove the increase in our mid-brightness category in fiscal 2005.

Wafer product revenue increased 14% to $24.7 million in fiscal 2005 from $21.7 million in fiscal 2004. The average sales price increased 31% while units sold declined 13% in the year-to-year comparison due largely to a change in our product mix. Wafer revenue made up 6% of revenue from continuing operations in fiscal 2005. SiC materials revenue for gemstone use increased 58% to $8.0 million in fiscal 2005 from $5.0 million in fiscal 2004 due to higher customer demand from our sole customer for these products, Charles & Colvard. Revenue from gemstone materials was 2% of our total revenue from continuing operations in fiscal 2005.

Revenue from our high-power devices increased 94% to $7.8 million in fiscal 2005 from $4.0 million in fiscal 2004. Much of the increase in revenue resulted from the growth in sales of Schottky diode products and SiC-based wide bandgap microwave devices. Revenue from high-power devices made up 2% of revenue from continuing operations in fiscal 2005.

Contract revenue received from U.S. Government agencies declined by 19% to $21.7 million during fiscal 2005 compared to $26.9 million in fiscal 2004, as we continued to perform under multi-year contract awards that we received in prior years for contracts that were winding down. During the fourth quarter of fiscal 2005, we determined that the direct costs to be incurred by us over the life of two of our government contracts would likely exceed the funding to be received from the U.S. Government. As a result, approximately $1.2 million of contract funding was recorded as an offset to research and development expenses in the fourth quarter of fiscal 2005. Contract revenue was 6% of revenue from continuing operations in fiscal 2005, down from 9% in the prior year.

Gross Profit.    Gross profit increased 42% to $211.4 million, and gross margin increased from 50% to 55% of revenue in fiscal 2005 as compared to fiscal 2004. In fiscal 2005, our blended average LED sales price declined 13% while our blended average LED costs decreased 22% compared to fiscal 2004. Therefore, gross margin improved in fiscal 2005 primarily because of the significantly lower costs for LEDs. LED costs declined faster than blended average prices as we switched the production of some of our LEDs from two-inch to three-inch wafers which allows for more chips per wafer and lowers the overall cost per die.

In fiscal 2005, we changed our method for estimating sales returns. In connection with the change in our estimate for sales returns, we also recorded an estimate for the value of product returns that we believe will be returned to inventory in the future and resold. This includes an estimate for the value of inventory that may be returned in the future. We also reduced our warranty reserve by $683,000 in fiscal 2005, since the estimate for sales returns includes the cost of products that may be returned and replaced under warranty provisions. In fiscal 2004, we increased our allowance for sales returns by $154,000 due to business growth, and we increased our reserve for potential future product warranty claims by $507,000, which lowered gross profit by $661,000. The change in our method for estimating sales returns was made possible by our accumulation of enough sales return history under significant customer contracts that contain right of return provisions.

Our wafer sales also were more profitable in fiscal 2005 than fiscal 2004 due to a change in mix and a higher percentage of wafers sold with epitaxy, which have a higher sales price than wafers sold without epitaxy. Our wafer average sales price increased 31% while our wafer average cost increased 17% due to the change in product mix. Contract margins increased from 17% in fiscal 2004 to 23% in fiscal 2005 due to a change in the mix of programs in each period.

Research and Development.    Research and development expenses from continuing operations increased 23% in fiscal 2005 to $40.0 million as compared to $32.5 million in fiscal 2004, due to higher spending to support our conversion to three-inch production, four-inch wafer process development, our new chip products, including UT230, X-class and power chip LEDs, our high power packaged LEDs and other high-brightness LED research programs. In addition, we funded ongoing development for higher power diodes and switches, higher power RF and microwave devices and near UV laser devices.

Sales, General and Administrative.    SG&A expenses from continuing operations increased 20% in fiscal 2005 to $31.5 million as compared to $26.1 million in fiscal 2004, resulting from increasing general expenses associated with the growth of our business and $2.4 million in outside costs relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Fiscal 2005 results included a $1.1 million reduction in SG&A expenses related to a reimbursement that was received from our insurance carrier for certain legal fees related to securities litigation. During fiscal 2004, we incurred approximately $800,000 of incremental legal and other costs associated with litigation and costs of a special committee investigation conducted by the Board of Directors.

Impairment or Loss on Disposal of Long-Lived Assets.    The loss on the disposal of fixed assets increased 6% to $889,000 in fiscal 2005 as compared to $842,000 in fiscal 2004.

Gain on Investments in Securities.    In fiscal 2005, we sold a portion of our investment in Color Kinetics for a realized gain of $2.8 million. In addition, we also recorded a $2.0 million loss in the second quarter of fiscal 2005 for an other-than-temporary impairment on our investment in a private company. This write-down was based on our evaluation of the company’s financial results and a third party offer to purchase our investment. This investment was sold in the third quarter of fiscal 2005 at its then carrying value. There were no realized gains or losses on investments in marketable securities or long-term investments recorded in fiscal 2004.

Other Non-operating Income.    Other non-operating income decreased to a net charge of $8,000 in fiscal 2005 from $490,000 in fiscal 2004. During fiscal 2004, we recognized a one-time technology license fee.

Interest Income, Net.    Net interest income increased 45% to $5.4 million in fiscal 2005 as compared to fiscal 2004, due to a combination of our greater cash balance and higher interest rates on our investments from rate increases during fiscal 2005.

Income Tax Expense.    Income tax expense for fiscal 2005 was $38.7 million compared to $29.3 million in fiscal 2004, an increase of 32%. Our effective income tax rate declined to 27% for fiscal 2005 compared to a

31% rate for fiscal 2004. During fiscal 2005, we recorded tax benefits associated with our investment in Color Kinetics. Because we had prior year like kind capital losses that were carried forward for tax purposes, we were required to reverse a portion of the tax reserve associated with the capital losses that were recorded in a prior year. As a result, we reduced our income tax expense by $4.6 million for fiscal 2005 due to the change in market value of our investment in Color Kinetics. We also recorded $2.1 million of other adjustments in fiscal 2005 that reduced our tax expense. For fiscal 2005, the effective rate for our tax provision was approximately 28% of revenue.

Loss on Discontinued Operations, Net of Tax.    In accordance with SFAS 144, effective December 25, 2005, we reported our silicon RF and microwave business as a discontinued operation in the consolidated financial statements because we completed production of all last time buy orders for our silicon products, ceased use of our silicon fabrication facility in Sunnyvale, California, and terminated the employment of the remaining employees of our Cree Microwave subsidiary. The net loss from discontinued operations increased in fiscal 2005 to $15.4 million from $6.3 million in fiscal 2004. During fiscal 2005, our silicon microwave business generated $4.6 million in revenue that produced a $19.2 million pre-tax loss, or $15.4 million loss after-tax. Revenue of $4.6 million in fiscal 2005 was offset by heavy fixed costs incurred to operate the Sunnyvale facility as well as $6.7 million in charges related to the closure of the business recorded in the fourth quarter of fiscal 2005. These charges included a $519,000 severance expense charge, a $652,000 write-down of inventory and a $5.5 million charge for the impairment of fixed assets. In fiscal 2004, our silicon microwave business generated a pre-tax operating loss of $10.0 million, or $6.3 million loss after-tax. Revenue of $7.7 million in fiscal 2004 was offset by heavy fixed costs incurred to operate the Sunnyvale facility. During fiscal 2004, Cree Microwave’s gross margin benefited from adjustments totaling $398,000 for a revision of standard costs and a prior year reversal of the warranty expense accrual.

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

Operating Activities:

In fiscal 2006, our operations provided $151.5 million of cash as compared to $175.6 million of cash provided in fiscal 2005. This $24.1 million decrease was primarily due to a net income decline of $14.5 million and increase in accounts receivable of $35.1 million offset by non-cash expenses which include higher depreciation and amortization of property, equipment and patents of $4.6 million and $13.1 million expense for stock based compensation expense resulting from the adoption of the provisions of SFAS 123R.

During fiscal 2006, our working capital increased by $20.9 million due to higher accounts receivable, which was partly offset by lower inventory, prepaid expense and other current assets, and higher accrued expenses. As of June 25, 2006, our inventory remained below our industry average at 43 days on hand. The decrease in inventory is primarily due to higher sales and our continued efforts to manage inventory levels. We normally target our accounts receivable balances to average between 45 and 60 days outstanding. Days sales outstanding was 47 days and 32 days for the periods ended June 25, 2006 and June 26, 2005, respectively, based on our monthly revenue profile calculation. Additionally, prepaid expenses and other current assets decreased by $8.1 million primarily due to the receipt of an income tax refund recorded in prior years and our accrued expenses increased by $3.5 million during fiscal 2006 primarily due to fiscal 2006 income tax expense.

Investing Activities:

During fiscal 2006, we used $161.1 million for investing activities. The majority of this was attributable to $212.2 million used for the purchase of investments held to maturity offset by $128.7 million in maturities of investments held to maturity and $81.4 million in property and equipment and patent and licensing rights. The decrease in investing activities from the prior year was related to a $71.3 million decrease in capital expenditures offset by a $32.2 million reinvestment of operating cash in marketable investments to optimize investment yield.

Financing Activities:

During fiscal 2006, we generated $27.4 million from financing activities. The entire amount represents proceeds that were received from the exercise of stock options.

As of June 25, 2006, there remained approximately 5.5 million shares of our common stock approved for repurchase under the repurchase program authorized by the Board of Directors that extends through June 2007. Since the inception of our stock repurchase program in January 2001, we have repurchased 6.6 million shares of our common stock at an average price of $18.28 per share, with an aggregate value of $121.0 million. We intend to use available cash to purchase additional shares under the program. At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

As of June 25, 2006, our cash and cash equivalents and short-term investments combined increased $82.8 million, or 48%, over balances reported as of June 26, 2005. Our long-term investments held to maturity increased by $15.6 million, or 15%, over balances reported as of June 26, 2005. The combined $98.4 million increase to cash and investments resulted primarily from profits in fiscal 2006. Our net property and equipment has increased by $1.5 million or less than 1% since June 26, 2005 as investments made to expand production capacity have been almost entirely offset by depreciation expense and disposals of fixed assets. During fiscal 2006, we spent $77.3 million on capital additions. We currently have no debt outstanding or off-balance sheet obligations, commitments or contingencies or guarantees and we do not use special purpose entities for any transactions.

We plan to meet the cash needs for the business for fiscal 2007 through cash from operations and cash on hand. Actual results may differ from our targets for a number of reasons addressed in this report. We may also issue additional shares of common stock or use available cash on hand for the acquisition of complementary businesses or other significant assets. From time to time, we evaluate strategic opportunities and potential investments in complementary businesses and anticipate continuing to make such evaluations.

Contractual Obligations

At June 25, 2006, payments to be made pursuant to significant contractual obligations are as follows (000’s omitted):

Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	9,285	1,975	3,759	3,000	551
Purchase obligations	54,309	52,175	2,134	—	—
Other long-term liabilities	—	—	—	—	—

Total	$63,594	$54,150	$5,893	$3,000	$551

Purchase obligations generally relate to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment. Our purchase obligations represent authorizations to purchase rather than binding agreements.

Operating leases include rental amount due on leases of certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through December 2015. All of the lease agreements provide for rental adjustments for increases in base rent (up to specific limits) property taxes and general property maintenance that would be recorded as rent expense if applicable.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of June 25, 2006, we held a long-term investment in the equity securities of Color Kinetics, which is treated for accounting purposes under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as an investment in available-for-sale securities. This investment is carried at fair market value based upon the quoted market price of the stock as of June 23, 2006, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

It is our policy to write-down these types of equity investments to their market value and record the related write-down as an investment loss on our consolidated statements of income if we believe that an other-than-temporary decline existed in our marketable equity securities. As of June 25, 2006, we do not believe that an other-than-temporary decline existed in our investment in Color Kinetics, as the market value of the security was above our cost. This investment is subject to market risk of equity price changes. The fair market value of this investment as of June 25, 2006, using the closing sale price as of June 23, 2006, was $29.1 million, compared to the fair market value as of June 26, 2005, using the closing sales price as of June 24, 2005, which was $20.9 million. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted equity price was approximately $2.9 million at June 25, 2006 and $2.1 million at June 26, 2005.

We hold and expect to continue to consider investments in minority interests in companies having operations or technology in areas within our strategic focus. We generally are not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid and do not fluctuate substantially from stated values. Many of our investments are in early stage companies or technology companies where operations are not yet sufficient to establish them as profitable concerns. Management continues to evaluate its investment positions on an ongoing basis. See Note 9, “Investments” in the consolidated financial statements included in Item 8 of this report for further information on our policies regarding investments in private and public companies.

We have invested some of the proceeds from our cash from operations into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. These investments are A grade or better in accordance with our cash management policy. At June 25, 2006, we had $286.9 million invested in these securities compared to $206.3 million at June 26, 2005. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported on our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair values and the amortized cost of these investments. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $28.7 million at June 25, 2006 and $20.6 million at June 26, 2005.

We currently have no debt outstanding or off-balance sheet obligations, commitments or contingencies or guarantees and we do not use special purpose entities for any transactions. With two of our larger customers, we maintain a foreign currency adjustment to our sales price if Japanese Yen and Euro exchange rates against the U.S. Dollar are not maintained. These revenue adjustments represent our main risk with respect to foreign currency since our contracts and purchase orders are denominated in U.S. dollars and have not had a material impact to our results of operations in fiscal 2006 or fiscal 2005. We have no commodity risk.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cree, Inc.

We have audited the accompanying consolidated balance sheets of Cree, Inc. as of June 25, 2006, and June 26, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 25, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cree, Inc. at June 25, 2006 and June 26, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 25, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cree, Inc.’s internal control over financial reporting as of June 25, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

August 21, 2006

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 25, 2006	June 26, 2005
ASSETS
Current assets:
Cash and cash equivalents	$88,768	$70,925
Short-term investments held-to-maturity	167,450	102,543
Accounts receivable, net	68,363	34,476
Interest receivable	3,816	2,139
Income tax receivable	200	9,900
Inventories, net	29,994	30,045
Deferred income taxes	10,092	23,531
Prepaid insurance	2,912	2,199
Prepaid expenses and other current assets	4,509	3,454
Assets of discontinued operations	394	3,149

Total current assets	376,498	282,361

Property and equipment, net	342,238	340,689
Long-term investments held-to-maturity	119,400	103,791
Patent and license rights, net	30,286	28,667
Marketable securities available for sale	29,072	20,937
Other	2,706	963

Total assets	$900,200	$777,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$23,214	$23,153
Accrued salaries and wages	8,828	8,934
Other current liabilities	4,256	3,312
Liabilities of discontinued operations	1,092	637

Total current liabilities	37,390	36,036

Long-term liabilities:
Deferred income taxes and contingent tax reserves	33,310	28,454
Long-term liabilities of discontinued operations	1,887	—

Total long-term liabilities	35,197	28,454

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 25, 2006 and June 26, 2005; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 25, 2006 and June 26, 2005; 77,227 and 75,568 shares issued and outstanding at June 25, 2006 and June 26, 2005, respectively	96	94
Additional paid-in-capital	580,804	548,342
Accumulated other comprehensive income, net of taxes	11,758	6,200
Retained earnings	234,955	158,282

Total shareholders’ equity	827,613	712,918

Total liabilities and shareholders’ equity	$900,200	$777,408

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended
	June 25, 2006	June 26, 2005	June 27, 2004
Revenue:
Product revenue, net	$394,383	$362,765	$272,694
Contract revenue, net	28,569	21,693	26,947

Total revenue	422,952	384,458	299,641
Cost of revenue:
Product revenue, net	202,412	156,428	128,480
Contract revenue, net	19,647	16,614	22,342

Total cost of revenue	222,059	173,042	150,822

Gross profit	200,893	211,416	148,819

Operating expenses:
Research and development	54,871	39,962	32,502
Sales, general and administrative	44,760	31,482	26,130
Impairment or loss on disposal of long-lived assets	2,421	889	842

Total operating expenses	102,052	72,333	59,474

Income from operations	98,841	139,083	89,345
Non-operating income:
Gain on investments in securities, net	587	737	—
Other non-operating income	42	8	490
Interest income, net	12,893	5,387	3,725

Income from continuing operations before income taxes	112,363	145,215	93,560
Income tax expense	32,404	38,651	29,251

Income from continuing operations	79,959	106,564	64,309
Loss from discontinued operations, net of related income tax benefit	(3,286)	(15,421)	(6,349)

Net income	$76,673	$91,143	$57,960

Earnings (loss) per share:
Basic:
Income from continuing operations	$1.05	$1.42	$0.87

Loss from discontinued operations	$(0.04)	$(0.20)	$(0.09)

Net income	$1.01	$1.22	$0.78

Diluted:
Income from continuing operations	$1.02	$1.38	$0.85

Loss from discontinued operations	$(0.04)	$(0.20)	$(0.08)

Net income	$0.98	$1.18	$0.77

Shares used in per share calculation:
Basic	76,270	74,995	74,008

Diluted	78,207	77,172	75,745

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	June 25, 2006	June 26, 2005	June 27, 2004
Cash flows from operating activities:
Net income	$76,673	$91,143	$57,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,977	67,875	54,570
Stock-based compensation	13,108	—	393
Impairment of inventory or loss on disposal of property, equipment and patents	5,607	7,361	1,065
Gain on sale of investment in marketable securities	(587)	(2,729)	—
Amortization of patent and licensing rights	2,381	1,843	994
Amortization of premium on investments held to maturity	1,018	2,203	3,224
Impairment of long-term investments	—	1,992	—
Deferred income taxes	2,202	11,233	20,448
Income tax benefits from stock option exercises	—	22,953	3,142
Changes in operating assets and liabilities:
Accounts and interest receivable	(35,119)	12,221	(3,967)
Inventories	1,872	(12,473)	(1,107)
Prepaid expenses and other current assets	8,107	(10,864)	(994)
Accounts payable, trade	827	(1,893)	10,186
Accrued expenses and other liabilities	3,464	(15,286)	6,474

Net cash provided by operating activities	151,530	175,579	152,388

Cash flows from investing activities:
Purchase of property and equipment	(77,260)	(141,820)	(77,280)
Purchase of business or net assets of business, net of cash acquired	(327)	—	(10,684)
Purchase of investments available for sale	—	—	(5,100)
Purchase of investments held to maturity	(212,170)	(181,754)	(128,683)
Proceeds from maturities of investments held to maturity	128,664	122,555	110,072
Proceeds from sale of property and equipment	1,163	910	8
Proceeds from sale of investments	2,928	10,787	—
Purchase of patent and licensing rights	(4,122)	(10,838)	(5,916)
Decrease in other long-term assets	—	17	133

Net cash used in investing activities	(161,124)	(200,143)	(117,450)

Cash flows from financing activities:
Net proceeds from issuance of common stock	27,437	54,378	11,376
Repurchase of common stock	—	(35,261)	(34,737)

Net cash provided by (used in) financing activities	27,437	19,117	(23,361)

Net increase (decrease) in cash and cash equivalents	17,843	(5,447)	11,577
Cash and cash equivalents:
Beginning of year	70,925	76,372	64,795

End of year	$88,768	$70,925	$76,372

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$22,538	$19,964	$3,047

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock Par Value	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at June 29, 2003	$92	$526,318	$(218)	$9,179	$—	$535,371
Common stock options exercised for cash, 701 shares	1	7,684	—	—	—	7,685
Issuance of common stock for cash, 245 shares	—	3,691	—	—	—	3,691
Purchase and retirement of 1,828 treasury shares	(2)	(34,735)	—	—	—	(34,737)
Income tax benefits from stock option exercises	—	3,142	—	—	—	3,142
Stock-based compensation	—	175	(175)	—	—	—
Amortization of deferred compensation	—	—	393	—	—	393
Net income	—	—	—	57,960	—	57,960
Unrealized gain on marketable securities, net of tax of $3,674	—	—	—	—	5,627	5,627

Comprehensive income	—	—	—	—	—	63,587

Balance at June 27, 2004	91	506,275	—	67,139	5,627	579,132
Common stock options exercised for cash, 3,505 shares	4	49,747	—	—	—	49,751
Issuance of common stock for cash, 266 shares	1	4,626	—	—	—	4,627
Purchase and retirement of 1,450 treasury shares	(2)	(35,259)	—	—	—	(35,261)
Income tax benefits from stock option exercises	—	22,953	—	—	—	22,953
Net income	—	—	—	91,143	—	91,143
Unrealized gain on marketable securities, net of tax of $1,348	—	—	—	—	2,116	2,116
Reclassification of realized gain on sale of Color Kinetics’ stock, net of tax of $1,007	—	—	—	—	(1,543)	(1,543)

Comprehensive income	—	—	—	—	—	91,716

Balance at June 26, 2005	94	548,342	—	158,282	6,200	712,918
Common stock options exercised for cash, 1,375 shares	2	23,443	—	—	—	23,445
Issuance of common stock for cash, 176 shares	—	3,992	—	—	—	3,992
Stock-based compensation		13,512				13,512
Income tax benefits from stock option exercises	—	4,626	—	—	—	4,626
Reversal of income tax benefit from the exercise of previously issued stock options	—	(13,111)	—	—	—	(13,111)
Net income	—	—	—	76,673	—	76,673
Unrealized gain on marketable securities, net of tax of $3,102	—	—	—	—	5,798	5,798
Reclassification of realized gain on sale of Color Kinetics’ stock, net of tax of $157	—	—	—	—	(240)	(240)

Comprehensive income	—	—	—	—	—	82,231

Balance at June 25, 2006	$96	$580,804	$—	$234,955	$11,758	$827,613

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 25, 2006

1.    Nature of Business

Cree, Inc., a North Carolina corporation (collectively with its subsidiaries identified in Note 2, “the Company”), develops, manufactures and markets silicon carbide (“SiC”) and group III nitrides (“GaN”) including gallium nitride based semiconductor materials and devices. Revenues are primarily derived from the sale of blue, green and near ultra-violet (“UV”) light emitting diodes (“LEDs”) and SiC and GaN based materials. The Company markets its blue, green and near UV LED products principally to customers who incorporate them into packaged lamps for resale to original equipment manufacturers. The Company also sells SiC and GaN materials products primarily to corporate, government and university research laboratories. In addition, the Company is engaged in a variety of research programs related to the advancement of SiC and GaN process technology and the development of electronic and optoelectronic devices that take advantage of these materials’ unique physical and electronic properties.

2.    Summary of Significant Accounting Policies and Other Matters

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries Cree Employee Services Corporation, CI Holdings, Limited, Cree Asia-Pacific, Inc., Cree Japan, Inc., Cree International GmbH, Cree Europe GmbH, Cree Asia-Pacific Limited, and Cree Microwave, LLC (“Cree Microwave”). Effective June 25, 2006, Cree Japan, Inc., was merged into Cree, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2006 fiscal year extended from June 27, 2005 through June 25, 2006 and was a 52-week fiscal year. The Company’s 2005 fiscal year extended from June 28, 2004 through June 26, 2005 and was a 52-week fiscal year. The Company’s 2004 fiscal year extended from June 30, 2003 through June 27, 2004 and was a 52-week fiscal year. The Company’s 2007 fiscal year will extend from June 26, 2006 to June 24, 2007 and will be a 52-week year.

Reclassifications

Certain fiscal 2004 and 2005 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2006 presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at June 25, 2006 and June 26, 2005, and the reported amounts of revenues and expenses during the years ended June 25, 2006, June 26, 2005, and June 27, 2004. Actual amounts could differ from those estimates.

Reportable Segments

The Company applies the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” regarding required disclosures regarding reportable segments. As a result of the closure of the Cree Microwave silicon business in fiscal 2006, the Company now has one reportable segment.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method for finished goods and work in process accounts. The Company uses the average cost method to value raw materials. It is the Company’s policy to record a reserve against inventory once it has been determined that conditions exist which may not allow the Company to sell the inventory for its intended purpose, the inventory’s value is determined to be less than cost or it is determined to be obsolete. The charge for the inventory reserves is recorded in cost of revenue on the consolidated statements of income. Reserves are adjusted quarterly to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the assets’ estimated useful lives, which range from three to forty years. Leasehold improvements are amortized over the lesser of the asset life or the life of the related lease, which range from nine to ten years. Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in operations.

Patent and License Rights

Patent rights reflect costs incurred by the Company in applying for and maintaining patents owned by the Company and in purchasing patents and related rights from third parties. License rights reflect costs incurred by the Company in acquiring licenses under patents owned by others. The Company amortizes both on a straight-line basis over the expected useful life of the associated patent rights, which is generally the lesser of 20 years from the date of the patent application or the license period. Royalties payable under licenses for patents owned by others are expensed as incurred.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the Company reviews long-lived assets for impairment based on changes

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

in circumstances that indicate their carrying amounts may not be recoverable. In making these determinations, the Company uses certain assumptions, including but not limited to: (i) estimations of the fair market value of the assets, and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated salvage values. During fiscal 2006, impairment charges of approximately $1.1 million were recorded on long-lived assets included in property and equipment in the consolidated balance sheet. We recorded no impairment charges during fiscal 2005 or 2004 for long-lived assets involved in our continuing operations.

The Company also reviews its capitalized patent portfolio and records impairment charges when circumstances warrant, such as when patents have been abandoned or are no longer being pursued. For the years ended June 25, 2006, June 26, 2005 and June 27, 2004, we recorded no significant impairments of patents relating to our continuing operations.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of a contract exists, such as when a purchase order is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment unless otherwise agreed in the applicable sales terms. The majority of the Company’s products have shipping terms under which the Company fulfills the obligation to deliver when the goods are delivered to the carrier at the Company’s shipping dock. This means that the buyer bears all risk of subsequent loss or damage to the goods. If inventory is maintained at a consigned location, revenue is recognized when the Company’s customer pulls product for its use and the title of the goods is transferred to the customer.

For all of its sales, the Company invoices its customers only for shipping costs necessary to physically move the product from its place of business to the customer’s location. The Company incurs the direct shipping costs on behalf of the customer and invoices the customer to obtain reimbursement for such costs. The Company accounts for its shipping costs by recording the amount of freight that is invoiced to its customers as revenue, with the corresponding cost recorded as cost of revenue. For the fiscal years ended June 25, 2006, June 26, 2005 and June 27, 2004, amounts recognized as revenue for shipping and handling costs from continuing operations were $266,000, $189,000 and $115,000, respectively.

The Company provides its customers with limited rights of return for non-conforming shipments and certain of the Company’s sales arrangements provide for limited product exchanges and the potential for reimbursements of certain sales costs. As a result, the Company records an allowance for sales returns at the time of sale, which is recorded as a reduction of product revenue on the consolidated statements of income and as a reduction to accounts receivable on the consolidated balance sheets.

Prior to the third quarter of fiscal 2005, the Company deferred revenue equal to contractually specified levels under such terms in certain of its contracts and recognized the related revenue less any claims made against the reserves when the customer’s rights expired. The Company deferred revenue in this manner because the Company did not have sufficient historical information to reasonably estimate the amount of future claims under these contractual arrangements. In the third quarter of fiscal 2005, the Company determined that sufficient historical sales return information was available to enable the Company to reasonably estimate sales returns in accordance with criteria in Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Specifically, the Company reviews historical quarterly sales returns as a

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

percentage of total sales. The returns are matched to the quarter when the sales were originally recorded. Based on historical return percentages and other relevant factors, the Company estimates its sales returns that have not yet occurred for product sales that have been recorded. The allowance for sales returns at June 25, 2006, June 26, 2005 and June 27, 2004 was $5.4 million, $9.6 million and $798,000, respectively. The amount of deferred revenue at June 25, 2006, June 26, 2005 and June 27, 2004 was $200,000, none and $8.4 million, respectively.

The Company also records an estimate in accordance with SFAS 48 for the value of product returns that it believes will be returned to inventory in the future and resold. As of June 25, 2006 and June 26, 2005, the Company estimated the cost of future product returns at $1.7 million in each period, which was reflected in other current assets in the consolidated balance sheets. When adjustments are made for the estimated cost of future product returns, the change is recorded as a reduction in the cost of product sales.

The Company also estimated an allowance for bad debt as of June 25, 2006 and June 26, 2005 of $230,000 and $87,000, respectively, which was recorded as a reduction in accounts receivable on the consolidated balance sheets and as sales, general and administrative expenses on the consolidated statements of income.

Revenue from contracts with the U.S. Government and certain private entities is recorded on the proportional performance method of accounting as contract expenses are incurred. Contract revenue represents reimbursement by various U.S. Government entities and other parties to aid in the development of new technologies. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. The contract funding may be based on either a cost-plus or a cost-share arrangement. The revenue recognized under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs relating to the activities to be performed by the Company under the contract are divided between the U.S. Government and the Company based on the terms of the contract. The government’s cost share is then paid to the Company. Activities performed under these arrangements include research regarding SiC and GaN materials and devices. The contracts typically require submission of a written report that documents the results of such research in addition to other deliverables.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

The Company has the following percentage of its accounts receivable due from the following customers as of each year-end:

	As of
	June 25, 2006	June 26, 2005
Sumitomo Corporation	18%	14%
Seoul Semiconductor Co., Ltd.	13%	7%
Cotco Luminant Device, Ltd.	12%	8%
Avago Technologies, Inc. (formerly Agilent Technologies Sdn Bhd)	7%	10%
U.S. Government	11%	18%

The Company has derived its product and contract revenue from sales in Japan, Malaysia, the United States, Hong Kong, Korea, Taiwan and Europe based on ship-to locations for its products as follows:

	Years ended
	June 25, 2006	June 26, 2005	June 27, 2004
Japan	37%	42%	34%
United States	17%	13%	15%
Malaysia	13%	18%	24%
Hong Kong	12%	11%	9%
Korea	12%	7%	6%
Taiwan	5%	5%	5%
Europe	3%	3%	6%
Other	1%	1%	1%

Total	100%	100%	100%

The Company has derived its product and contract revenue from sales to 10% customers as follows:

	Years ended
	June 25, 2006	June 26, 2005	June 27, 2004
Sumitomo Corporation	37%	42%	34%
Seoul Semiconductor Co., Ltd.	11%	6%	3%
OSRAM Semiconductors GmbH	8%	12%	14%
Avago Technologies, Inc.	4%	6%	13%

In May 2006, the Company amended its supply agreement that extends through fiscal 2008 with Sumitomo Corporation (“Sumitomo”). The amount of Sumitomo’s purchase commitment for fiscal 2007 is $180 million, subject to adjustments, cancellation provisions and end customer demand.

The Company depends on single or limited source suppliers for a number of raw materials, equipment and components used in manufacturing its products. Any interruption in the supply of these key materials or components could have a significant adverse effect on the Company’s operations.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

Research and Development

For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding as an offset of those expenses. The following table details information about contracts for which direct expenses exceeded funding by period and are included in research and development expenses:

	Years Ended (in 000’s)
	June 25, 2006	June 26, 2005	June 27, 2004
Cost to perform Government contract	$2,187	$1,475	$—
Government funding	1,884	1,220	—

Net amount of research and development costs	$303	$255	$—

Research and development activities that are not related to government contracts are expensed as incurred. During fiscal 2006, a customer made a $200,000 contribution toward product research and development activities. During fiscal 2005 and fiscal 2004, customers made no contributions toward product research and development activities. As of June 25, 2006, there were no customer commitments to fund future research and development activities for the Company.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common stock shares outstanding. Diluted earnings per common share is computed using the weighted average number of common stock shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, unless such incremental shares would be antidilutive.

Accounting for Stock-Based Compensation

Prior to June 27, 2005, the Company accounted for its equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company did not recognize stock-based compensation cost for options granted by the Company in its consolidated statements of income prior to June 27, 2005, as all options granted under its equity-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective June 27, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of, June 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to June 26, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts and interest receivable, accounts payable and other liabilities approximate fair values at June 25, 2006 and June 26, 2005.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

Income Taxes

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

3.    Discontinued Operations

Effective December 25, 2005, the Company discontinued the operations of its silicon-based radio frequency (“RF”) and microwave semiconductor business conducted by its Cree Microwave subsidiary. In accordance with SFAS 144, the Company reported the operating results for the Cree Microwave silicon-based RF and microwave business for the years ended June 25, 2006, June 26, 2005 and June 27, 2004, and the assets and liabilities of the Cree Microwave silicon-based RF and microwave business on the balance sheet at June 25, 2006 and June 26, 2005 as a discontinued operation.

As of December 25, 2005, the Company completed production of all last time buy orders for its silicon products and terminated the remaining employees of the Cree Microwave subsidiary.

During fiscal 2006, the Company recorded a $668,000 inventory impairment charge, a $624,000 severance expense charge, a $264,000 facility decommission charge, a $111,000 charge for the net impairment of property, equipment and patents, and a charge of $3.6 million for the estimated remaining lease obligation for the Sunnyvale, California facility. In fiscal 2005, the Company recorded a charge of $652,000 for inventory impairment, $5.5 million for the impairment of property, equipment and patents, and $519,000 for severance expenses related to the Cree Microwave business. In total, the Company incurred pre-tax charges totaling $11.9 million related to the closure of this business.

The Company remains liable for the operating lease expenses of the Sunnyvale facility through November 2011. However, in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company determined that the operations of the Sunnyvale facility had ceased and no longer provided economic benefit and as a result recorded a liability for the ongoing lease obligation. This liability was $2.9 million at June 25, 2006 and represents the fair value of the remaining lease liability based on an estimate of the present value of the remaining lease rentals reduced by an estimate of sublease rental income that may be obtained for the property through the expiration of the lease term.

The Company believes the significant write-downs related to the closure of the Sunnyvale facility have been completed; however, there may be future adjustments to the estimate for the accrual of the lease contract obligations. The following table summarizes the changes during fiscal 2006 attributable to costs incurred and charged to expense, costs paid and any adjustments to the liability for the year ended June 25, 2006 related to the exit activities for Cree Microwave, which is reflected in liabilities of discontinued operations in the consolidated balance sheets:

	As of (in 000’s)
	June 25, 2006	June 26, 2005
Beginning balance	$218	$—
Current period severance accrual	624	519
Severance fees paid	(842)	(301)
Contract termination costs net of payments	2,866	—

Ending balance	$2,866	$218

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

In accordance with the provisions of SFAS 144, the following table summarizes the amounts of revenue and pre-tax losses reported in discontinued operations for the respective income statement periods presented:

	Years Ended (in 000’s)
	June 25, 2006	June 26, 2005	June 27, 2004
Product revenue, net	$4,252	$4,606	$7,718
Loss before income taxes	$(6,376)	$(19,215)	$(9,967)

4.    Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

	Years Ended (in 000’s, except per share data)
	June 25, 2006	June 26, 2005	June 27, 2004
Basic:
Net income	$76,673	$91,143	$57,960

Weighted average common shares	76,270	74,995	74,008

Basic earnings per share	$1.01	$1.22	$0.78

Diluted:
Net income	$76,673	$91,143	$57,960

Weighted average common shares-basic	76,270	74,995	74,008
Dilutive effect of stock options	1,937	2,177	1,737

Weighted average common shares-diluted	78,207	77,172	75,745

Diluted earnings per share	$0.98	$1.18	$0.77

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) these shares were not included in calculating diluted earnings per share. As of June 25, 2006, June 26, 2005 and June 27, 2004, there were 5.1 million, 4.1 million and 7.7 million shares, respectively, that are not included in calculating diluted earnings per share because their effect was antidilutive.

5.    Accounts Receivable, Net

The following is a summary of the components of accounts receivable, net:

	As of (in 000’s)
	June 25, 2006	June 26, 2005
Billed trade receivables	$70,485	$41,865
Unbilled contract receivables	3,495	2,245

	73,980	44,110
Allowance for sales returns	(5,387)	(9,547)
Allowance for bad debts	(230)	(87)

Total accounts receivable, net	$68,363	$34,476

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

The following table summarizes the changes in the Company’s allowance for sales returns for the years ended June 25, 2006, June 26, 2005, and June 27, 2004:

	Years Ended (in 000’s)
	June 25, 2006	June 26, 2005	June 27, 2004
Balance at beginning of year	$9,547	$798	$644
Current period product returns	(7,726)	(1,180)	—
Change in reserve due to current period product sales	3,566	—	—
Net reductions to revenue	—	9,929	154

Balance at end of year	$5,387	$9,547	$798

6.    Inventories, Net

The following is a summary of the components of inventories:

	As of (in 000’s)
	June 25, 2006	June 26, 2005
Raw materials	$6,425	$4,802
Work-in-progress	12,532	15,103
Finished goods	11,668	10,626

	30,625	30,531
Inventory reserve	(631)	(486)

Total inventories, net	$29,994	$30,045

The following table summarizes the changes in the Company’s inventory reserve for the years ended June 25, 2006, June 26, 2005 and June 27, 2004:

	Years Ended (in 000’s)
	June 25, 2006	June 26, 2005	June 27, 2004
Balance at beginning of year	$486	$424	$593
Charges to cost and expenses	2,184	1,428	557
Disposals (write-offs to reserve)	(2,039)	(1,366)	(726)

Balance at end of year	$631	$486	$424

For the fiscal years ended June 25, 2006, June 26, 2005 and June 27, 2004, the Company also recorded lower of cost or market adjustments that reduced inventory by $1.4 million, $2.2 million and $375,000. These adjustments were recorded directly to cost of revenue.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

7.    Property and Equipment, Net

The following table reflects the components of property and equipment:

	As of (in 000’s)
	June 25, 2006	June 26, 2005
Furniture and fixtures	$7,112	$7,042
Land and buildings	147,103	139,047
Machinery and equipment	410,925	357,372
Computer hardware and software	11,085	9,122
Leasehold improvements and other	4,298	4,133

	580,523	516,716
Accumulated depreciation and amortization	(287,325)	(223,116)

	293,198	293,600
Construction in progress	49,040	47,089

Property and equipment, net	$342,238	$340,689

Depreciation and amortization of property and equipment used in continuing operations totaled $72.0 million, $65.3 million and $52.0 million for the years ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively.

During the years ended June 25, 2006, June 26, 2005, and June 27, 2004, the Company recorded $2.4 million, $889,000 and $842,000, respectively, as losses on disposals or impairments of property and equipment. These charges are reflected in loss on disposal of property and equipment in the accompanying consolidated statements of income.

8.    Patents and License Rights, Net

The following table reflects the components of patent and license rights:

	As of and for Years Ended (in 000’s)
	June 25, 2006	June 26, 2005	June 27, 2004
Patent and license rights, gross	$37,112	$33,120	$22,015
Accumulated amortization	(6,826)	(4,453)	(2,619)

Patent and license rights, net	$30,286	$28,667	$19,396

Amortization expense for patent and license rights from continuing operations	$2,381	$1,811	$971

The Company invested $4.1 million, $10.8 million and $5.9 million for the years ended June 25, 2006, June 26, 2005, and June 27, 2004, respectively for patent and license rights.

Approximately $2.2 million is estimated as aggregate amortization of existing patent and license rights to be recorded in each of the years from fiscal 2007 through fiscal 2011.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

9.    Investments

The following tables are a summary of held-to-maturity securities as of June 25, 2006 and June 26, 2005 (in 000’s):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 25, 2006:
U.S. Government and Agency securities	$162,335	$781	$(1,879)	$161,237
Corporate debt securities	124,515	239	$(900)	$123,854

	$286,850	$1,020	$(2,779)	$285,091

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 26, 2005:
U.S. Government and Agency securities	$112,149	$311	$(623)	$111,837
Corporate debt securities	94,185	116	$(437)	$93,864

	$206,334	$427	$(1,060)	$205,701

Short-term and long-term investments held to maturity consist of high-grade corporate bonds and other debt securities. The Company has classified these securities as held-to-maturity in accordance with the provisions of SFAS 115 due to the fact that the Company has the ability and intent to hold these securities until maturity. The Company believes that there is no difference between the amortized cost of these securities and their fair value at the time the security is purchased because premiums or discounts are assigned to the securities if a different interest rate is paid than the current prevailing market rate. This premium or discount is amortized or accreted over the remaining life of the security and charged as an increase or decrease to interest income. If interest rates decline, the fair value of the security may be higher than the book value as the interest rate less the premium may be higher than current interest rates.

The contractual maturities of investments held-to-maturity at June 25, 2006 and June 26, 2005 are as follows (in 000’s):

	June 25, 2006		June 26, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 12 months or less	$167,450	$166,821	$102,543	$107,054
Due in 13 to 36 months	119,400	118,270	103,791	98,647

	$286,850	$285,091	$206,334	$205,701

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

The following table presents the gross unrealized losses and estimated fair value of our held-to-maturity securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 25, 2006:

	Less Than 12 Months			12 Months or More
	Estimated Fair Value	Gross Unrealized Loss	Number Of Securities	Estimated Fair Value	Gross Unrealized Loss	Number Of Securities
U.S. Government and Agency securities	$99,329	$984	54	$36,145	$457	26
Corporate debt securities	111,734	897	65	36,279	441	30

Total	$211,063	$1,881	119	$72,424	$898	56

The Company does not consider the reduction in value of the above securities to be an “other-than-temporary” decline as the market value of these types of securities fluctuates primarily due to changes in interest rates. The securities are all high-grade securities and the Company plans to hold these investments until maturity at which time the securities will be redeemed at face value.

As of June 25, 2006, the Company also held a long-term equity investment in the common stock of Color Kinetics, Incorporated (“Color Kinetics”). The Company accounts for its investment in Color Kinetics as “available for sale” securities in accordance with the provisions of SFAS 115. Management classifies the shares as a long-term investment as the Company has the ability and intent to hold these shares long-term. During fiscal 2006, the Company sold 63,782 shares of Color Kinetics common stock for $954,000 and recognized a $587,000 gain. As of June 25, 2006, the Company held 1,795,660 shares of Color Kinetics common stock. During fiscal 2005, the Company sold 343,000 shares of Color Kinetics common stock for $4.8 million, and recognized a net gain of $2.8 million based on the average cost method. For the years ended June 25, 2006 and June 26, 2005, the Company had recorded cumulative unrealized holding gains on its investment in Color Kinetics of $18.7 million and $10.2 million, respectively (or $11.8 million and $6.2 million, net of tax, respectively). The unrealized gain was based on the closing share price of the Color Kinetics common stock as of June 25, 2006 and June 26, 2005 to determine the fair market value for the Company’s investment of $29.1 million and $20.9 million, respectively.

During fiscal 2005, the Company recorded a write-down of $2.0 million on its investment in Lighthouse Technologies Limited (“Lighthouse”), representing the Company’s best estimate of an other-than-temporary decline in the value of the investment. This impairment charge was included as a loss on investments in the consolidated statements of income. The investment was written down to reflect the fair value based on the Company’s evaluation of the company’s financial results and a third party proposal to purchase the investment. During the third quarter of fiscal 2005, the Company sold its investment in Lighthouse for $896,000, which was the carrying value of the investment at that time.

10.    Other Current Liabilities

The following table reflects the components of other current liabilities:

	As of (in 000’s)
	June 25, 2006	June 26, 2005
Accrued legal fees	$1,121	$717
Accrued sales, use and other taxes	1,625	1,469
Accrued accounting and annual report fees	686	739
Other	824	387

Total other current liabilities	$4,256	$3,312

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

11.    Shareholders’ Equity

As of June 25, 2006, there remained approximately 5.5 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 2007. During the fiscal year ended June 26, 2005, the Company repurchased 1.5 million shares at an average price of $24.318 per share with an aggregate value of approximately $35.3 million. Since the inception of the predecessor stock repurchase program in January 2001, the Company has repurchased 6.6 million shares of its common stock at an average price of $18.28 per share, with an aggregate value of $121.0 million. The Company expects to use available cash to finance purchases under the current program. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of the Company’s management. The Company will continue to determine the time and extent of any repurchases based on its evaluation of market conditions and other factors.

On May 29, 2002, the Company’s Board of Directors adopted a shareholders’ rights plan, pursuant to which stock purchase rights were distributed to shareholders at a rate of one right with respect to each share of common stock held of record as of June 10, 2002. The rights plan is designed to enhance the Board’s ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combinations involving the Company. The Company amended the Articles of Incorporation to designate 200,000 shares of preferred stock as “Series A Preferred Stock” in connection with the implementation of the shareholders’ rights plan. At June 30, 2002, rights to purchase 100,000 shares of preferred stock had been distributed to shareholders.

At June 25, 2006, the Company had reserved a total of 14,118,936 shares of its common stock and 100,000 shares of its Series A preferred stock for future issuance as follows:

Number of shares
For exercise of outstanding common stock options	10,188,195
For future equity awards under 2004 Long-Term Incentive Compensation Plan	3,411,308
For future issuance to employees under the 2005 Employee Stock Purchase Plan	519,433

Total common shares reserved	14,118,936

Series A preferred stock reserved for exercise of rights issued under shareholders’ rights plan	100,000

12.    Stock-Based Compensation

The Company has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. In addition, the Company has five plans that have been terminated as to future grants, but under which options are currently outstanding. The Company’s plans are as follows:

2004 Long-Term Incentive Compensation Plan—This plan provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units and performance units. Currently, this is the only plan under which awards can be granted. As approved by the shareholders in November 2004, the plan authorized issuance of up to 1,200,000 shares plus the number of shares then authorized for issuance under the Equity Compensation Plan and not thereafter used for awards under the Equity Compensation Plan. On November 3, 2005, the Company’s shareholders approved an amendment to the Long-Term Incentive Compensation Plan, which increased the shares authorized for issuance under the plan by 2,000,000 shares. Awards issued under the plan to date include only non-qualified stock options and restricted stock.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

Equity Compensation Plan—This plan provided for grants in both the form of incentive stock options and nonqualified stock options to eligible employees and directors. The plan was terminated as to future grants in November 2004.

Stock Option Plan for Non-Employee Directors—This plan provided for fixed annual non-qualified option grants to the Company’s non-employee directors. The plan was terminated as to future grants in 1997.

2001 Nonqualified Stock Option Plan—This plan provided for non-qualified option grants to eligible employees. The plan was terminated as to future grants in 2003.

Fiscal 2001 Stock Option Bonus Plan—This plan provided for non-qualified option grants to eligible employees for each quarter of fiscal 2001. The plan expired as to future grants in September 2001.

Fiscal 2002 Stock Option Bonus Plan—This plan provided for non-qualified option grants to eligible employees for each quarter of fiscal 2002. This plan expired as to future grants in September 2002.

The Company also has an Employee Stock Purchase Plan (the “ESPP”) that provides employees of the Company and designated subsidiaries the opportunity to purchase common stock through payroll deductions. The Company established its original ESPP in 1999 and terminated it on October 31, 2005. The Company’s shareholders approved the present ESPP on November 3, 2005 at which time it became effective. Under the 1999 ESPP, the purchase price was set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the fair market value on the purchase date. Under the 2005 ESPP, the purchase price is set at 85% of the fair market value of common stock at the purchase date. Under the original terms of the 2005 ESPP, the Company’s board of directors has reserved a total of 600,000 shares of common stock for issuance. The 2005 ESPP also limits employee contributions to 15% of each employee’s compensation, and participation periods have a 6-month duration, beginning in May and November of each year.

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses the assumptions noted in the following table. The Company uses historical data among other factors to estimate forfeiture rates used in the model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the yield of U.S. Treasury securities at the time of grant.

	Years Ended
	June 25, 2006	June 26, 2005	June 27, 2004
Stock Option Grants:
Risk-free interest rate	4.03%	3.30%	3.40%
Expected life, in years	4.5	4.1	5.5
Expected volatility	42.0%	67.8%	70.0%
Dividend yield	0%	0%	0%

Employee Stock Purchase Plan:
Risk-free interest rate	4.57%	1.90%	1.30%
Expected life, in years	0.5	0.8	0.8
Expected volatility	42.0%	62.8%	70.0%
Dividend yield	0%	0%	0%

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

The option-pricing model also uses a forecast of the volatility of the Company’s common stock during the expected life of the option. For awards granted after the Company’s adoption of SFAS 123R and for awards granted during the fourth quarter of fiscal 2005, the expected volatility was based on the implied volatility calculated from publicly traded call options on the Company’s common stock. For awards granted prior to the adoption of SFAS 123R, expected volatility was based on the historical volatility of the Company’s stock price.

A summary of option activity under the Plan’s as of June 25, 2006, and changes during the year then ended is as follows:

	Number of Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Average Intrinsic Value (in 000’s)
Outstanding at June 27, 2005	11,525	$25.74
Granted	1,094	$25.93
Exercised	(1,375)	$17.05
Forfeited or expired	(1,056)	$32.15

Outstanding at June 25, 2006	10,188	$26.27	3.89	$34,470

Vested or expected to vest at June 25, 2006	9,953	$26.80	3.86	$28,921

Exercisable at June 25, 2006	8,070	$27.33	3.59	$29,024

As of June 25, 2006, there is approximately $18.1 million of total unrecognized compensation costs related to stock-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years.

The weighted-average grant-date fair value of options granted during the years ended June 25, 2006, June 26, 2005 and June 27, 2004 was $25.93, $31.01, and $20.00, respectively. The total intrinsic value of options exercised during the years ended June 25, 2006, June 26, 2005 and June 27, 2004 was $14.6 million, $62.7 million, and $8.7 million, respectively.

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of June 25, 2006, and changes during the year then ended is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at June 27, 2006	—	—
Granted	111,750	$25.64
Vested	—	—
Forfeited	(4,000)	$25.47

Nonvested at June 25, 2006	107,750	$25.65

As of June 25, 2006, there is approximately $2.0 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.2 years. There were no shares that vested during the year ended June 25, 2006.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

As a result of adopting SFAS 123R, the Company’s income from continuing operations before income taxes and net income for the year ended June 25, 2006, is $13.1 million and $8.9 million lower than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended June 25, 2006 are both $0.11 lower, than if the Company had continued to account for share-based compensation under APB25. Net cash provided by financing activities was unchanged for the year ended June 25, 2006 since there were no excess tax benefits from equity-based compensation plans.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the years ended June 26, 2005 and June 27, 2004. For purposes of this pro forma disclosure, the value of the options were estimated using the Black-Scholes-Merton option-pricing model and amortized to expense over the options’ vesting periods.

	Years Ended
	June 26, 2005	June 27, 2004
	(in thousands, except per share amounts)
Net income, as reported	$91,143	$57,960
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	152
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(37,849)	(32,174)

Pro forma net income	$53,294	$25,938

Earnings per share:
Basic, as reported	$1.22	$0.78

Basic, pro forma	$0.71	$0.35

Diluted, as reported	$1.18	$0.77

Diluted, pro forma	$0.69	$0.34

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

13.    Lease Commitments

The Company leases certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through December 2015. All of the lease agreements provide for rental adjustments for increases in base rent (up to specific limits) property taxes and general property maintenance that would be recorded as rent expense if applicable. Rent expense associated with these and other expired operating leases totaled $1.9 million for each of the fiscal years ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively. Sublease income was $203,000, $7,000 and $198,000 for the fiscal years ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively. Future minimum rental amounts, including Cree Microwave, as of June 25, 2006 under these leases are as follows:

Fiscal Years Ended	Minimum Rental Amount (in 000’s)
June 24, 2007	$1,975
June 30, 2008	1,937
June 28, 2009	1,822
June 27, 2010	1,822
June 26, 2011	1,178
Thereafter	551

Total	$9,285

14.    Income Taxes

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

The following are the components of income tax expense from continuing operations for the fiscal years ended June 25, 2006, June 26, 2005 and June 27, 2004:

	Years Ended (in 000’s)
	June 25, 2006	June 26, 2005	June 27, 2004
Current:
Federal	$28,348	$46,406	$10,966
Foreign	(8)	—	—
State	1,231	4,695	1,076

	29,571	51,101	12,042

Deferred:
Federal	941	(11,362)	15,863
Foreign	31	(32)	—
State	1,861	(1,056)	1,346

	2,833	(12,450)	17,209

Income tax expense	$32,404	$38,651	$29,251

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

Actual income tax expense from continuing operations for the fiscal years ended June 25, 2006, June 26, 2005 and June 27, 2004, differed from the amounts computed by applying the U.S. federal tax rate of 35% to pre-tax earnings from continuing operations as a result of the following:

	Years Ended (in 000’s)
	June 25, 2006	% of Income	June 26, 2005	% of Income	June 27, 2004	% of Income
Federal income tax provision at statutory rate	$39,327	35%	$50,825	35%	$32,746	35%
Increase (decrease) in income tax expense resulting from:
State tax provision, net of federal benefit	2,531	3%	295	—	2,807	3%
Extraterritorial taxable income credit	(3,924)	(4)%	(4,908)	(3)%	(5,270)	(6)%
Change in valuation allowance	(3,150)	(3)%	(6,385)	(4)%	—	—
Increase in tax reserve	1,684	2%	453	—	—	—
Research and development credits	(3,768)	(4)%	(1,459)	(1)%	(593)	(1)%
Qualified production activities deduction	(1,153)	(1)%	—	—	—	—
Other	857	1%	(170)	—	(439)	—

Income tax expense	$32,404	29%	$38,651	27%	$29,251	31%

The Company realized tax benefits in the amount of $3.1 million, $3.8 million and $3.6 million related to discontinuing operations of its wholly-owned subsidiary, Cree Microwave, for the fiscal year ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of (in 000’s)
	June 25, 2006	June 26, 2005
Deferred tax assets:
Compensation	$267	$270
Inventory	1,448	408
Sales return reserve and bad debt	2,104	475
Federal and state net operating loss carryforwards	147	19,819
Alternative minimum tax	1,217	1,769
Federal capital loss carryforwards	13,718	13,892
Research and development tax credits	5,530	10,616
Investments	954	962
Stock based compensation	4,908	—
Cree Microwave lease impairment	1,073	—
Deferred revenue	—	790

Total gross deferred assets	31,366	49,001
Less valuation allowance	(8,059)	(11,209)

Deferred tax assets, net	23,307	37,792

Deferred tax liabilities:
Property and equipment	(20,661)	(23,138)
Marketable securities	(7,010)	(3,855)
Tax reserves	(17,339)	(15,655)
Other	(1,515)	(67)

Deferred tax liabilities	(46,525)	(42,715)

Net deferred tax liabilities	$(23,218)	$(4,923)

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

The components giving rise to the net deferred tax assets (liabilities) have been included in the accompanying consolidated balance sheets as follows:

	As of (in 000’s)
	June 25, 2006	June 26, 2005
Current Assets	$10,092	$23,531
Noncurrent Liabilities	(33,310)	(28,454)

Net	$(23,218)	$(4,923)

The Company established a valuation allowance for capital loss carryforwards and unrealized losses on certain securities, as the Company believes that it is more likely than not that the tax benefits of the items will not be realized. For the fiscal year ended June 25, 2006, the valuation allowance decreased by $3.2 million due primarily to the change in market value on investments in marketable securities available-for-sale.

As of June 25, 2006, the Company has a federal capital loss carryforwards of $39.2 million and state net operating loss carryovers of approximately $6 million. Additionally, the Company has $5.5 million of research and development tax credit carryforwards. The capital loss carryforwards will begin to expire in 2008, and a valuation allowance has been provided for losses that are not expected to be used prior to their expiration. The state net operating loss carryovers and federal research and development tax credits will begin to expire in 2011.

It is the Company’s policy to establish reserves for taxes that may become payable in future years. The Company establishes the reserves based upon management’s assessment of the exposure associated with the tax return deductions or credits. The Company analyzes the tax reserves quarterly and makes adjustments as events occur that warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return lapses, the Company expects to reduce the reserve associated with that period. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, the Company makes appropriate adjustments to the tax reserve.

The Company’s tax reserves as of June 25, 2006 and June 26, 2005 were approximately $17.3 million and $15.7 million, respectively. Based upon its assessment of risk related to other return deductions and credits impacting the current provision, the Company increased the tax reserves by $1.7 million for fiscal 2006. The increase in the tax reserve was primarily related to research and development credits. During fiscal 2005, the Company settled a state income tax examination resulting in a decrease in the tax reserves in the amount of $1.2 million. Additionally, based upon its assessment of risk related to other return deductions and credits impacting the current provision, the Company increased the tax reserves by $1.7 million for a net increase of $453,000 for fiscal 2005 related to continuing operations. The primary factor for the $1.7 million increase in the tax reserve was a $1.5 million increase related to research and development credits.

In fiscal 2002, the Company recorded a deferred tax asset for the capital loss associated with certain other marketable securities that were carried forward for tax purposes. Additionally in fiscal 2002, the Company established a valuation allowance to fully reserve the tax benefits associated with the capital loss because the tax benefits were required to be offset against a capital gain. Once the Company’s ability to transfer the Color Kinetics stock was no longer contractually restricted, the increase in the market value of the Company’s investment in Color Kinetics represented an unrealized capital gain that could be offset against the fiscal 2002 loss carryforward. The $3.2 million reduction of the valuation allowance was primarily associated with the unrealized gain recorded as a result of the increase in market value of Color Kinetics common stock during fiscal 2006. In future periods, the Company will continue to adjust its deferred tax asset valuation allowance in

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

connection with any increase or decrease in the value of its investment in Color Kinetics, which could increase or decrease the income tax expense for such period.

During the fiscal year ended June 25, 2006, the Company reduced additional paid in capital by $13.1 million, which represented expected tax benefits from the exercise of previously issued stock options that will no longer be realized due to Internal Revenue Code limitations. Management has evaluated the impact of the $13.1 million reduction of additional paid-in capital on prior periods and has determined that an adjustment to prior periods is not required as the amounts have been deemed to be immaterial and would have no effect on previously reported net income.

15.    Commitments and Contingencies

In re Cree, Inc. Securities Litigation

Between June 16 and August 18, 2003, certain alleged purchasers of the Company’s stock filed nineteen purported class action lawsuits in the United States District Court for the Middle District of North Carolina. The lawsuits name the Company, certain of its officers and current and former directors as defendants. The court subsequently entered an order consolidating these actions and appointing a lead plaintiff for the consolidated cases. The lead plaintiff filed a consolidated amended complaint which the court later dismissed although it allowed the plaintiff to file a further amended complaint. As finally amended in October 2004, the consolidated complaint asserted, among other claims, violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5, and violations of Section 20(a) and Section 18 of the Exchange Act against the individual defendants and also asserted claims against certain of the Company’s officers under Section 304 of the Sarbanes-Oxley Act of 2002. The complaint alleged that the Company made false and misleading statements concerning its investments in certain public and privately held companies, its acquisition of the UltraRF division of Spectrian Corporation (“Spectrian”), its supply agreement with Spectrian, and its agreements with Charles & Colvard, Ltd., and that its financial statements did not comply with the requirements of the securities laws during the class period. The complaint requested certification of a plaintiff class consisting of purchasers of the Company’s stock between August 12, 1998 and June 13, 2003 and sought, among other relief, unspecified damages and disgorgement of profits by the individual defendants, plus costs and expenses, including attorneys’, accountants’ and experts’ fees.

The defendants moved to dismiss the amended complaint on the grounds that it failed to state a claim upon which relief can be granted and did not satisfy the pleading requirements under applicable law. In August 2005, the district court granted the defendants’ motion to dismiss the amended complaint in its entirety with prejudice. The plaintiffs thereafter appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit. The appeal is currently pending.

Neumark v. Cree, Inc.

On June 27, 2005, Gertrude Neumark Rothschild commenced a patent infringement lawsuit against the Company by filing a complaint in the U.S. District Court for the Southern District of New York. In her complaint, the plaintiff alleges that the Company is infringing U.S. Patent No. 4,904,618, entitled “Process for Doping Crystals of Wide Band Gap Semiconductors,” and U.S. Patent No. 5,252,499, entitled “Wide Band-Gap Semiconductors Having Low Bipolar Resistivity and Method of Formation” by manufacturing, importing, using, selling and/or offering for sale LEDs and/or laser diodes created using processes claimed in the patents. The complaint seeks damages in an unspecified amount, an injunction against infringements, attorneys’ fees and costs. In September 2005, the Company filed an answer and counterclaims in which it denies any infringement and asserts, among other defenses, that the patents are invalid and are unenforceable under the doctrine of

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

inequitable conduct. The counterclaims seek a declaratory judgment that the Company has not infringed the patents and that the patents are invalid and unenforceable. The case is currently in the discovery phase.

Other Matters

The Company is currently a party to other legal proceedings incidental to its business. Although the resolution of these matters cannot be predicted with certainty, management’s present judgment is that the final outcome will not likely have a material adverse effect on the Company’s consolidated financial condition or results of operations. If an unfavorable resolution occurs, the Company’s business, results of operations and financial condition could be materially adversely affected.

16.    Retirement Plan

The Company maintains an employee benefit plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code. Under the Plan, there is no fixed dollar amount of retirement benefits, and actual benefits received by employees will depend on the amount of each employee’s account balance at the time of retirement. All employees are eligible to participate under the Plan on the first day of a new fiscal month after date of hire. The Pension Benefit Guaranty Corporation does not insure the Plan. The Company may, at its discretion, make contributions to the Plan. During fiscal years June 25, 2006 and June 26, 2005 the Company contributed $528,000 and $558,000 to the Plan, respectively. During the fiscal year June 27, 2004, the Company did not make any contributions to the Plan.

17.    Related Party Transactions

As further described in Note 9 to the consolidated financial statements, the Company holds an equity investment in the common stock of Color Kinetics. During the fiscal years ended June 25, 2006, June 26, 2005 and June 27, 2004 the Company recorded sales to Color Kinetics of $3.5 million, $2.0 million and $761,000, respectively. The outstanding balance on these sales was $193,000, $400,000 and $17,000 at June 25, 2006, June 26, 2005 and June 27, 2004, respectively. These balances are included in accounts receivable, trade in the consolidated balance sheets.

18.    Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligations are conditional on a future event and where an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for conditional asset retirement obligations occurring during fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” (“APB 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition,

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 25, 2006

SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact FIN 48 will have on our consolidated financial statements.

19.    Subsequent Event

On July 10, 2006, the Company through a wholly owned subsidiary acquired all the outstanding capital stock and options of INTRINSIC Semiconductor Corporation. Pursuant to the Merger Agreement, the Company paid approximately $43.6 million in cash. The acquisition will be accounted for under the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations,” and all related goodwill and other intangible assets will be accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

20.    Quarterly Results of Operations—Unaudited

The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 25, 2006 and June 26, 2005 (in thousands, except per share data).

	September 25, 2005	December 25, 2005	March 26, 2006	June 25, 2006	Fiscal Year 2006
Total revenue	$102,902	$105,640	$107,704	$106,706	$422,952
Total cost of revenue	50,735	53,410	56,369	61,545	222,059
Income from continuing operations	23,229	20,058	24,294	12,378	79,959
(Loss) income from discontinued operations, net of tax	(1,509)	(2,349)	(294)	866	(3,286)
Net income	21,720	17,709	24,000	13,244	76,673

Earnings per share:
Basic	$0.29	$0.23	$0.31	$0.17	$1.01
Diluted	$0.28	$0.23	$0.31	$0.17	$0.98

	September 26, 2004	December 26, 2004	March 27, 2005	June 26, 2005	Fiscal Year 2005
Total revenue	$94,461	$96,060	$95,754	$98,183	$384,458
Total cost of revenue	39,869	45,574	42,827	44,772	173,042
Income from continuing operations	26,585	27,093	22,800	30,086	106,564
Loss from discontinued operations, net of tax	(2,157)	(2,071)	(2,117)	(9,076)	(15,421)
Net income	24,428	25,022	20,683	21,010	91,143

Earnings per share:
Basic	$0.33	$0.33	$0.27	$0.28	$1.22
Diluted	$0.32	$0.32	$0.27	$0.27	$1.18

The table above reflects a reclassification of the Company’s fiscal 2005 quarterly financial statements to conform to the fiscal 2006 presentation. This reclassification had no effect on previously reported net income or shareholders’ equity. The reclassification relates to reporting the Company’s Cree Microwave segment as a discontinued operation.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.

Changes to Internal Control Over Financial Reporting

In the course of our ongoing preparations for making management’s report on internal control over financial reporting included in this annual report, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have identified areas in need of improvement and have taken remedial actions to strengthen the affected controls as appropriate. From time to time, we make these and other changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control over financial reporting and which do not have a material effect on our overall internal control. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2006 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management believes that our internal control over financial reporting was effective as of June 25, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 25, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report on management’s assessment of internal control over financial reporting, which is included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cree, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cree, Inc. maintained effective internal control over financial reporting as of June 25, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cree, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cree, Inc. maintained effective internal control over financial reporting as of June 25, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cree, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 25, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cree, Inc. as of June 25, 2006 and June 26, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 25, 2006 of Cree, Inc. and our report dated August 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

August 21, 2006

Item 9B.    Other Information

Not applicable.

PART III

Certain information called for in Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2006.

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions

Item 14.    Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2) The financial statements and reports of independent registered public accounting firm are filed as part of this report (see “Index to Consolidated Financial Statements” at Part II, Item 8). The financial statement schedules are not included in this item as they are either not applicable or are included as part of the consolidated financial statements.

(a)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2	Bylaws, as amended effective August 19, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, as filed with the Securities and Exchange Commission on November 5, 2004)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2	Rights Agreement, dated as of May 30, 2002, between the Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively (incorporated herein by reference to Exhibit 4.01 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2002)

10.1*	2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 2, 2005, as filed with the Securities and Exchange Commission on November 8, 2005)

10.2*	Equity Compensation Plan, as amended and restated August 5, 2002 (terminated as to future grants dated November 4, 2004) (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement filed on Schedule TO, as filed with the Securities and Exchange Commission on February 14, 2003)

10.3*	Stock Option Plan for Non-Employee Directors (terminated as to future grants effective November 11, 1997) (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 33-98958), as filed with the Securities and Exchange Commission on November 3, 1995)

10.4*	Nitres, Inc. 1999 Stock Option/Stock Issuance Plan (terminated as to future grants upon the acquisition of Nitres, Inc. by the Company effective May 1, 2000) (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.5*	2001 Nonqualified Stock Option Plan (terminated as to future grants effective January 28, 2003) (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

Exhibit No.	Description
10.6*	Fiscal 2001 Stock Option Bonus Plan (expired) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.7*	Fiscal 2002 Stock Option Bonus Plan (expired) (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.8*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Non-employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.9*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.10*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarterly period ended September 25, 2005, as filed with the Securities and Exchange Commission on October 26, 2005)

10.11*	Fiscal 2006 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 8-K dated August 15, 2005, as filed with the Securities and Exchange Commission on October 21, 2005)

10.12*	Non-Employee Director Schedule of Meeting Fees (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 25, 2005, as filed with the Securities and Exchange Commission on April 29, 2005)

10.13*	Directors’ Deferred Compensation Program, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2005, as filed with the Securities and Exchange Commission on January 31, 2006)

10.14*	Trust Agreement between the Company and Fidelity Management Trust Company, as amended, effective as of February 1, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2005, as filed with the Securities and Exchange Commission on January 31, 2006)

10.15*	Amended Attachment A to Adoption Agreement for Directors’ Deferred Compensation Program dated January 30, 2006

10.16*	Amended Attachment A to Adoption Agreement for Directors’ Deferred Compensation Program dated April 20, 2006

10.17*	Charles M. Swoboda Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 13, 2004, as filed with the Securities and Exchange Commission on October 19, 2004)

10.18*	Letter Agreement, dated August 10, 2005, between Cynthia B. Merrell and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 10, 2005, as filed with the Securities and Exchange Commission on August 12, 2005)

10.19*	Amendment dated January 18, 2006, to Letter Agreement, dated August 10, 2005, between Cynthia B. Merrell and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 18, 2006, as filed with the Securities and Exchange Commission on January 20, 2006)

Exhibit No.	Description

10.20	Amended and Restated Distributorship Agreement, dated May 25, 2005, between the Company, Sumitomo Corporation and Sumitomo Corporation of America (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 25, 2005, as filed with the Securities and Exchange Commission on June 1, 2005) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.21	Letter Agreement, dated May 24, 2006, between Sumitomo Corporation and Sumitomo Corporation of America (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 24, 2006, as filed with the Securities and Exchange Commission on May 31, 2006) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 24, 2006

CREE, INC.

By:	/S/ CHARLES M. SWOBODA
Charles M. Swoboda
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHARLES M. SWOBODA Charles M. Swoboda	Chairman, Chief Executive Officer and President	August 24, 2006

/S/ MICHAEL E. MCDEVITT Michael E. McDevitt	Chief Financial Officer and Chief Accounting Officer	August 24, 2006

/S/ JAMES E. DYKES James E. Dykes	Director	August 24, 2006

/S/ JOHN W. PALMOUR, PH.D. John W. Palmour, Ph.D.	Director	August 24, 2006

/S/ ROBERT J. POTTER, PH.D. Robert J. Potter, Ph.D.	Director	August 24, 2006

/S/ DOLPH W. VON ARX Dolph W. von Arx	Director	August 24, 2006

/S/ HARVEY A. WAGNER Harvey A. Wagner	Director	August 24, 2006

/S/ CLYDE R. HOSEIN Clyde R. Hosein	Director	August 24, 2006

/S/ THOMAS H. WERNER Thomas H. Werner	Director	August 24, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2	Bylaws, as amended effective August 19, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, as filed with the Securities and Exchange Commission on November 5, 2004)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2	Rights Agreement, dated as of May 30, 2002, between the Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively (incorporated herein by reference to Exhibit 4.01 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2002)

10.1*	2004 Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 2, 2005, as filed with the Securities and Exchange Commission on November 8, 2005)

10.2*	Equity Compensation Plan, as amended and restated August 5, 2002 (terminated as to future grants dated November 4, 2004) (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement filed on Schedule TO, as filed with the Securities and Exchange Commission on February 14, 2003)

10.3*	Stock Option Plan for Non-Employee Directors (terminated as to future grants effective November 11, 1997) (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 33-98958), as filed with the Securities and Exchange Commission on November 3, 1995)

10.4*	Nitres, Inc. 1999 Stock Option/Stock Issuance Plan (terminated as to future grants upon the acquisition of Nitres, Inc. by the Company effective May 1, 2000) (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.5*	2001 Nonqualified Stock Option Plan (terminated as to future grants effective January 28, 2003) (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.6*	Fiscal 2001 Stock Option Bonus Plan (expired) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.7*	Fiscal 2002 Stock Option Bonus Plan (expired) (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

Exhibit No.	Description

10.8*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Non-employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.9*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.10*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarterly period ended September 25, 2005, as filed with the Securities and Exchange Commission on October 26, 2005)

10.11*	Fiscal 2006 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 15, 2005, as filed with the Securities and Exchange Commission on October 21, 2005)

10.12*	Non-Employee Director Schedule of Meeting Fees (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 25, 2005, as filed with the Securities and Exchange Commission on April 29, 2005)

10.13*	Directors’ Deferred Compensation Program, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2005, as filed with the Securities and Exchange Commission on January 31, 2006)

10.14*	Trust Agreement between the Company and Fidelity Management Trust Company, as amended, effective as of February 1, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2005, as filed with the Securities and Exchange Commission on January 31, 2006)

10.15*	Amended Attachment A to Adoption Agreement for Directors’ Deferred Compensation Program dated January 30, 2006

10.16*	Amended Attachment A to Adoption Agreement for Directors’ Deferred Compensation Program dated April 20, 2006

10.17*	Charles M. Swoboda Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 13, 2004, as filed with the Securities and Exchange Commission on October 19, 2004)

10.18*	Letter Agreement, dated August 10, 2005, between Cynthia B. Merrell and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 10, 2005, as filed with the Securities and Exchange Commission on August 12, 2005)

10.19*	Amendment dated January 18, 2006, to Letter Agreement, dated August 10, 2005, between Cynthia B. Merrell and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 18, 2006, as filed with the Securities and Exchange Commission on January 20, 2006)

10.20	Amended and Restated Distributorship Agreement, dated May 25, 2005, between the Company, Sumitomo Corporation and Sumitomo Corporation of America (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 25, 2005, as filed with the Securities and Exchange Commission on June 1, 2005) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

Exhibit No.	Description

10.21	Letter Agreement, dated May 24, 2006, between Sumitomo Corporation and Sumitomo Corporation of America (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 24, 2006, as filed with the Securities and Exchange Commission on May 31, 2006) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan