Form 10-Q
period 2006-09-24
CREE INC
filed 2006-11-02
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2006

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 25, 2006, was 77,155,196.

CREE, INC.

FORM 10-Q

For the Three Months Ended September 24, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 24, 2006	June 25, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,326	$88,768
Short-term investments held-to-maturity	157,220	167,450
Accounts receivable, net	72,246	68,363
Inventories, net	40,171	29,994
Deferred income taxes	12,416	10,092
Prepaid expenses and other current assets	9,656	11,437
Assets of discontinued operations	392	394

Total current assets	343,427	376,498

Property and equipment, net	360,604	342,238
Long-term investments held-to-maturity	125,490	119,400
Intangible assets, net	70,627	30,286
Marketable securities available for sale	29,305	29,072
Other assets	3,515	2,706

Total assets	$932,968	$900,200

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$35,711	$23,214
Current portion of capital lease obligations	396	—
Accrued salaries and wages	9,015	8,828
Income tax payable	7,291	—
Other current liabilities	2,062	4,256
Liabilities of discontinued operations	941	1,092

Total current liabilities	55,416	37,390
Long-term liabilities:
Deferred income taxes and contingent tax reserves	33,401	33,310
Capital lease obligations, net of current portion	791	—
Long-term liabilities of discontinued operations	1,772	1,887

Total long-term liabilities	35,964	35,197
Shareholders’ equity:
Common stock, par value $0.00125; 200,000 shares authorized at September 24, 2006 and June 25, 2006; 77,101 and 77,227 shares issued and outstanding at September 24, 2006 and June 25, 2006, respectively	96	96
Additional paid-in-capital	581,388	580,804
Accumulated other comprehensive income, net of taxes	11,859	11,758
Retained earnings	248,245	234,955

Total shareholders’ equity	841,588	827,613

Total liabilities and shareholders’ equity	$932,968	$900,200

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 24, 2006	September 25, 2005
Revenue:
Product revenue, net	$97,418	$96,303
Contract revenue, net	6,492	6,599

Total revenue	103,910	102,902

Cost of revenue:
Product revenue, net	55,873	46,301
Contract revenue, net	5,137	4,434

Total cost of revenue	61,010	50,735

Gross profit	42,900	52,167

Operating expenses:
Research and development	14,366	12,792
Sales, general and administrative	11,946	10,735
Impairment or loss on disposal of long-lived assets	97	568

Total operating expenses	26,409	24,095

Income from operations	16,491	28,072

Non-operating income:
(Loss) gain on investments in securities, net	(1)	587
Other non-operating income	—	3
Interest income, net	3,866	2,326

Income from continuing operations before income taxes	20,356	30,988

Income tax expense	6,989	7,759

Income from continuing operations	13,367	23,229
Loss from discontinued operations, net of related income tax benefit	(77)	(1,509)

Net income	$13,290	$21,720

Earnings per share:
Basic:
Income from continuing operations	$0.17	$0.31

Loss from discontinued operations	$—	$(0.02)

Net income	$0.17	$0.29

Diluted:
Income from continuing operations	$0.17	$0.30

Loss from discontinued operations	$—	$(0.02)

Net income	$0.17	$0.28

Shares used in per share calculation:
Basic	77,061	75,601

Diluted	78,039	77,558

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC .

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Three Months Ended
	September 24, 2006	September 25, 2005
Cash flows from operating activities:
Net income	$13,290	$21,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,437	18,389
Stock-based compensation	3,707	2,850
Impairment of inventory or loss on disposal of property, equipment and patents	91	777
Loss (gain) on sale of investment in securities	1	(587)
Amortization of premium on investments held-to-maturity	70	431

Changes in operating assets and liabilities:
Accounts and interest receivable	(3,048)	(16,790)
Inventories	(8,965)	2,599
Prepaid expenses and other current assets	1,447	362
Accounts payable, trade	11,881	(3,288)
Accrued expenses and other liabilities	4,720	4,514

Net cash provided by operating activities	42,631	30,977

Cash flows from investing activities:
Purchase of property and equipment	(33,845)	(13,072)
Purchase of INTRINSIC Semiconductor Corporation, net of cash acquired	(43,794)	—
Purchase of investments held-to-maturity	(42,730)	(59,884)
Proceeds from maturities of investments held-to-maturity	42,848	23,700
Proceeds from sale of property and equipment	67	160
Proceeds from sale of investments	3,952	2,926
Repayments of capital leases	(83)	—
Purchase of patent and licensing rights	(1,347)	(1,063)

Net cash used in investing activities	(74,932)	(47,233)

Cash flows from financing activities:
Net proceeds from issuance of common stock	370	1,163
Repurchase of common stock	(5,470)	—

Net cash (used in) provided by financing activities	(5,100)	1,163

Effects of foreign exchange changes on cash and cash equivalents	(41)	—

Net decrease in cash and cash equivalents	(37,442)	(15,093)
Cash and cash equivalents:
Beginning of period	$88,768	$70,925

End of period	$51,326	$55,832

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 24, 2006

(Unaudited)

1. Basis of Presentation

The consolidated balance sheet at September 24, 2006, the consolidated statements of income and the consolidated statements of cash flow for the three months ended September 24, 2006 and September 25, 2005, respectively, have been prepared by Cree, Inc. (collectively with its subsidiaries, the “Company”), and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for the three months ended September 24, 2006, and for all periods presented, have been made. The consolidated balance sheet at June 25, 2006 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s fiscal 2006 Annual Report on Form 10-K. The results of operations for the period ended September 24, 2006 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

2. Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the last Sunday in the month of June. The Company’s 2007 fiscal year extends from June 26, 2006 through June 24, 2007 and is a 52-week fiscal year. The Company’s 2006 fiscal year extended from June 27, 2005 through June 25, 2006 and was also a 52-week fiscal year.

Reclassifications

Certain fiscal 2006 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2007 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at September 24, 2006 and June 25, 2006 and the reported amounts of revenues and expenses during the three months ended September 24, 2006 and September 25, 2005. Actual amounts could differ from those estimates.

Revenue Recognition

The Company provides its customers with limited rights of return for non-conforming shipments and certain of the Company’s contractual sales arrangements provide for limited product exchanges and the potential for reimbursements of certain sales costs. As a result, the Company records an allowance for sales returns at the time of sale, which is recorded as a reduction of product revenue in the consolidated statements of income and as a reduction to accounts receivable in the consolidated balance sheets.

The Company estimates sales returns in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists.” Specifically, the Company reviews historical sales returns as a percentage of total sales. The returns are matched to the quarter when the sales were originally recorded. Based on historical return percentages and other relevant factors, the Company estimates its sales returns that have not yet occurred for product sales that have been recorded. During the three months ended September 24, 2006, the Company reduced its allowance for sales returns by $1.3 million primarily due to actual customer returns. The allowance for sales returns at September 24, 2006 and June 25, 2006 was $4.1 million and $5.4 million, respectively.

In accordance with SFAS 48, the Company also records an estimate for the value of product returns that it believes will be returned to inventory in the future and resold. As of September 24, 2006 and June 25, 2006, the Company estimated the cost of future product returns at $1.4 million and $1.7 million, respectively, which was recorded in prepaid expenses and other current assets in the consolidated balance sheets.

3. Acquisition

Through a wholly owned subsidiary, the Company acquired all of the outstanding capital stock and options of INTRINSIC Semiconductor Corporation (“INTRINSIC”) on July 10, 2006. The acquisition has been accounted for under the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations.” All related goodwill and other intangible assets have been accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

The Company changed the name of INTRINSIC to Cree Dulles, Inc., effective July 10, 2006. All financial information of Cree Dulles, Inc., and its wholly owned subsidiary are included in the consolidated financial statements of the Company from the date of acquisition.

The total estimated purchase price is as follows (amounts in thousands):

Cash consideration paid to INTRINSIC stockholders	$43,330
Fair value of vested INTRINSIC stock options assumed by the Company	2,163
Estimated direct transaction fees and expenses	590

$46,083

The estimated purchase price has been allocated based on estimated fair values of assets acquired and liabilities assumed. The final valuation of net assets acquired is expected to be completed by the end of December 2006, but no later than one year from the acquisition date in accordance with generally accepted accounting principles. The Company’s preliminary estimate of the purchase price allocation is as follows (amounts in thousands):

Cash and cash equivalents	$126
Accounts receivable, net	364
Inventories	1,157
Deferred tax assets	2,324
Other current assets	213
Property and equipment, net	4,198
Patents, net	3,014
Acquisition-related intangible assets	36,629
Accounts payable	(467)
Accrued expenses	(66)
Other liabilities	(139)
Capital lease obligations	(1,270)

$46,083

4. Discontinued Operations

During fiscal 2006, the Company discontinued the operations of its silicon-based radio frequency and microwave semiconductor business conducted by its Cree Microwave subsidiary (“CMI”). As of December 25, 2005, the Company completed production of all last time buy orders for CMI’s silicon products and terminated its remaining employees. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has reported the operating results of CMI for the three months ended September 24, 2006 and September 25, 2005, and the assets and liabilities of CMI on the balance sheet at September 24, 2006 and June 25, 2006, as a discontinued operation.

The Company believes the significant write-downs related to the closure of CMI’s business have been completed; however, there may be future adjustments to the estimate for the accrual of the lease contract obligations. The following table summarizes the changes attributable to costs incurred and charged to expense and costs paid for the three months ended September 24, 2006 related to the exit activities for CMI, which are reflected in liabilities of discontinued operations in the consolidated balance sheets:

Three Months Ended (in 000s)
September 24, 2006
Balance at June 25, 2006	$2,866
Lease obligation payments	210

Balance at September 24, 2006	$2,656

The following table summarizes the amounts of revenue and pre-tax losses reported in discontinued operations for the respective income statement periods presented:

	Three Months Ended (in 000s)
	September 24, 2006	September 25, 2005
Product revenue, net	$—	$954
Loss before income taxes	$(117)	$(2,222)

5. Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method for finished goods and work in process accounts. The Company uses the average cost method to value raw materials. The Company records a reserve against inventory once it has been determined that conditions exist which may not allow the Company to sell the inventory for its intended purpose, the inventory’s value is determined to be less than cost, or it is determined to be obsolete. The charge for the inventory reserves is recorded in cost of revenue in the consolidated statements of income. Reserves are adjusted quarterly to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management.

The following is a summary of the components of inventory:

	As of (in 000s)
	September 24, 2006	June 25, 2006
Raw materials	$8,778	$6,425
Work-in-process	16,239	12,532
Finished goods	16,000	11,668

	41,017	30,625
Inventory reserve	(846)	(631)

Total inventories, net	$40,171	$29,994

6. Investments

During the first quarter of fiscal 2006, the Company sold 63,782 shares of Color Kinetics, Incorporated (“Color Kinetics”) common stock for $954,000, and recognized a $587,000 gain. The Company currently holds 1,795,660 shares of Color Kinetics common stock. As of September 24, 2006 and June 25, 2006, the Company had recorded cumulative unrealized holding gains on its investment in Color Kinetics of $18.9 million and $18.7 million, or $11.9 million and $11.8 million, net of tax, respectively. The calculation of the unrealized gains was based on the closing share price of Color Kinetics common stock as of September 22, 2006 and June 23, 2006 to determine the fair market value of the Company’s investment of $29.3 million and $29.1 million, respectively.

7. Intangible Assets

The following table reflects the components of intangible assets:

	As of (in 000s)
	September 24, 2006	June 25, 2006
Acquisition-related intangible assets	$36,629	$—
Patent and license rights	41,473	37,112

	78,102	37,112
Accumulated amortization	(7,475)	(6,826)

Total intangible assets, net	$70,627	$30,286

Amortization expense	$647	$2,381

8. Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended (in 000s, except per share data)
	September 24, 2006	September 25, 2005
Basic:
Net income	$13,290	$21,720

Weighted average common shares	77,061	75,601

Basic earnings per share	$0.17	$0.29

Diluted:
Net income	$13,290	$21,720

Weighted average common shares - basic	77,061	75,601
Dilutive effect of stock options	978	1,957

Weighted average common shares - diluted	78,039	77,558

Diluted earnings per share	$0.17	$0.28

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with SFAS No. 128, “Earnings per Share,” these shares were not included in calculating diluted earnings per share. For the three months ended September 24, 2006 and September 25, 2005, there were 8.2 million and 5.3 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

9. Shareholders’ Equity

The following presents a summary of activity in shareholders’ equity for the three months ended September 24, 2006 (dollars and shares in thousands):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at June 25, 2006	$96	$580,804	$234,955	$11,758	$827,613
Exercise of common stock options for cash, 50 shares	—	370	—	—	370
Purchase and retirement of 300 shares of common stock	—	(5,443)	—	—	(5,443)
Purchase and retirement of restricted stock awards	—	(27)	—	—	(27)
Assumption of stock options in connection with the acquisition of INTRINSIC, 191 shares	—	2,163	—	—	2,163
Income tax benefits from stock option exercises	—	(38)	—	—	(38)
Stock-based compensation (a)	—	3,559	—	—	3,559
Net income	—	—	13,290	—	13,290
Currency translation loss	—	—	—	(41)	(41)
Unrealized gain on marketable securities, net of tax of $91	—	—	—	142	142

Comprehensive income	—	—	—	—	13,391

Balance at September 24, 2006	$96	$581,388	$248,245	$11,859	$841,588

(a)	The difference between total stock-based compensation expense of $3.7 million and the amount credited to additional paid in capital of $3.6 million represents the portion of stock-based compensation expense attributable to the Company’s 2005 Employee Stock Purchase Plan. At September 24, 2006, this amount was classified as a current liability in the consolidated balance sheets in accordance with the provisions of SFAS No. 123R, “Share-Based Payments” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

10. Stock-Based Compensation

The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. In addition, the Company has five plans that have been terminated as to future grants, but under which options are currently outstanding. The Company also has an Employee Stock Purchase Plan (“ESPP”) that provides employees with the opportunity to purchase common stock at 85% of the fair market value of the common stock at two designated times each year.

The Company recorded stock-based compensation of $3.7 million and $2.9 million in the three months ended September 24, 2006 and September 25, 2005, respectively. Approximately $673,000 and $795,000 of stock-based compensation was allocated to inventory in the Company’s consolidated balance sheets as of September 24, 2006 and September 25, 2005, respectively.

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following assumptions:

	Three Months Ended
	September 24, 2006	September 25, 2005
Stock Option Grants:
Risk-free interest rate	4.71%	3.89%
Expected life, in years	4.5	4.5
Expected volatility	51.2%	42.0%
Dividend yield	0%	0%

Employee Stock Purchase Plan:
Risk-free interest rate	3.20%	3.20%
Expected life, in years	0.5	0.5
Expected volatility	42.0%	42.0%
Dividend yield	0%	0%

The following table summarizes option activity as of September 24, 2006, and changes during the three months then ended:

	Number of Shares (in 000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Average Intrinsic Value (in 000s)
Outstanding at June 25, 2006	10,188	$26.27
Granted	1,086	$18.70
Assumed	191	$10.66
Exercised	(50)	$7.36
Forfeited or expired	(116)	$27.61

Outstanding at September 24, 2006	11,299	$25.34	4.01	$18,300

As of September 24, 2006, there was approximately $25.2 million of total unrecognized compensation costs related to stock-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The weighted-average grant-date fair value of options granted during the three months ended September 24, 2006 was $18.70. The total intrinsic value of options exercised during the three months ended September 24, 2006 was $512,000.

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of September 24, 2006, and changes during the quarter then ended, follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at June 25, 2006	107,750	$25.65
Granted	125,400	$18.00
Vested	(42,550)	$25.92
Forfeited	—	—

Nonvested at September 24, 2006	190,600	$20.56

As of September 24, 2006, there was approximately $3.9 million of total unrecognized compensation costs related to nonvested restricted stock share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of four years.

11. Income Taxes

There were no significant variations in the relationship between income tax expense and pretax accounting income in the first quarter of fiscal 2007.

In the first quarter of fiscal 2006, the Company recorded a $2.2 million reduction in income tax expense related to realized and unrealized capital gains on its investment in Color Kinetics. In fiscal 2002, the Company recorded a capital loss associated with certain other marketable securities that was carried forward for tax purposes. However, the Company fully reserved the tax benefits associated with the loss because it was more likely than not such benefits would expire unused by the Company. Based on SFAS No. 109, the valuation allowance should be adjusted for any new realizable federal capital gains or losses. The increase in the market value of the Company’s investment in Color Kinetics was an unrealized capital gain that the Company could offset against the fiscal 2002 loss carry forward. For this reason, a portion of the valuation allowance associated with the prior year capital loss was reversed initially and has been adjusted in each subsequent quarter as the market value of the Company’s investment in Color Kinetics changed.

In future periods, the Company will continue to adjust its deferred tax asset valuation allowance in connection with any increase or decrease in the value of its investment in Color Kinetics, which could increase or decrease the income tax expense for such period.

12. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements. The standard is effective for the Company beginning in fiscal year 2009.

The Company continues to assess the impact that FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), will have on its consolidated financial statements. Issued by the FASB in June 2006, FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by the Company in the first quarter of fiscal 2008.

13. Commitments and Contingencies

On September 11, 2006, we, together with the Trustees of Boston University as co-plaintiffs, filed a complaint against BridgeLux, Inc. (formerly eLite Optoelectronics) for infringement of two U.S. patents. The two patents are No. 6,657,236, entitled “Enhanced Light Extraction in LEDs through the Use of Internal and External Optical Elements,” which is owned by us, and No. 5,686,738, entitled “Highly Insulating Monocrystalline Gallium Nitride Thin Films,” which we have licensed from the University on an exclusive basis. The suit was filed in the U.S. District Court for the Middle District of North Carolina and seeks monetary damages and injunctive relief to prohibit BridgeLux from infringing these patents. BridgeLux has filed a motion to dismiss the complaint contending that it is not subject to personal jurisdiction of the court and that venue is improper. On October 17, 2006, BridgeLux also filed a complaint against us and the University in the U.S. District Court for the Northern District of California seeking a declaratory judgment of non-infringement and invalidity with respect to the two patents on which we sued BridgeLux and of non-infringement with respect to two additional U.S. patents. The two additional patents are No. 6,600,175, entitled “Solid State White Light Emitter and Display Using Same,” which we own, and U.S. Patent No. 6,953,703, entitled “Method of Making a Semiconductor Device with Exposure of Sapphire Substrate to Activated Nitrogen,” which is owned by the University subject to an exclusive license to us. On October 17, 2006, BridgeLux also filed a complaint against us in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,869,812, entitled “High Power AlInGaN Based Multi-Chip Light Emitting Diode,” and seeking unspecified monetary damages and injunctive relief. Please refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended June 25, 2006 for descriptions of other material legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All information contained in this report relative to future markets for our products and trends in and anticipated levels of revenue, gross margins and expenses, as well as other statements containing words such as “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect,” and “intend,” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic, and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made and we do not intend to update them if our views later change. These forward- looking statements should not be relied upon as representing our views as of any date subsequent to the date of this quarterly report. To review risk factors that could cause actual results to differ, see “Risk Factors” in Part II, Item 1A, of this report and in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended June 25, 2006.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements, including the notes thereto.

Overview

We develop and manufacture semiconductor materials and electronic devices made from silicon carbide, or SiC, gallium nitride, or GaN, and related compounds. The majority of our products are manufactured at our main production facilities in Durham and RTP, North Carolina. We also use subcontractors in Asia to perform some of our manufacturing steps for certain LED and power products. We generate revenues from the following product lines:

•	LED chips and packaged products. We derive the largest portion of our revenue from the sale of blue, green and near UV LED chips and packaged LEDs.

•	Materials products. These products include our SiC and GaN wafers which are used in manufacturing LEDs, radio frequency, or RF devices, and power devices or for research and development. It also includes SiC material in bulk crystal form, which is used in gemstone applications.

•	High-power products. These products include power switching devices made from SiC, which provide faster switching speeds than comparable silicon-based power devices, and also include wide bandgap RF and microwave devices made from SiC or GaN, which allow for higher power densities as compared to gallium arsenide.

•	Contracts with government agencies. Government agencies assist us in the development of primarily SiC based new technology.

Industry Dynamics

Our business is primarily selling high-brightness LED products, which is affected by a number of industry factors, including design trends in mobile products, overall demand in products using high-brightness LEDs, a constantly changing competitive environment and intellectual property issues. Currently, the most significant market for our LED chips is for illumination purposes in mobile products, including LCD backlighting, keypad illumination and flash units for camera phones. LED sales for mobile products are impacted by the number of LEDs used in a product, which varies depending on design trends and the brightness of the LEDs used in an application. Average LED sales prices generally decline each year as market players implement pricing strategies to gain or protect market share. To remain competitive, LED producers generally must increase product performance and reduce costs to support lower average sales prices. Competition has increased in the mobile phone segment over the last several quarters as companies continue to position for increased market share. Finally, vigorous protection and pursuit of intellectual property rights characterize the semiconductor industry. Customers’ purchasing decisions can be influenced by whether a product may infringe valid intellectual property rights.

Highlights of the First Quarter of Fiscal 2007

The following is a summary of our financial results in the three months ended September 24, 2006:

•	Our revenue from continuing operations was $104 million and reflected continued demand in mid-brightness LED chips, high-brightness LED packaged products, materials and high-power products.

•	Our gross margin from continuing operations was 41% of revenue from continuing operations.

•	We reported consolidated net income of $13 million and net income per diluted share of $0.17.

•	We generated positive cash flow from operations of $43 million.

•	Our balance sheet remained strong with $334 million in combined cash and investments.

•	On July 10, 2006, we acquired INTRINSIC Semiconductor Corporation (INTRINSIC). We believe the technology we acquired will enable us to accelerate the commercialization of low-defect 4-inch and 6-inch substrates.

Outlook for Fiscal 2007

For the remainder of fiscal 2007, we plan to work on increasing the brightness of our LED chips and packaged LED products. We plan to continue cost reduction initiatives for both our LED and SiC-based high-power products by converting to four-inch wafer production and increasing production at our subcontractors. In addition, we target to invest $100 million to $115 million in capital expenditures to expand our manufacturing capacity, primarily at our North Carolina sites. This expansion will support unit volume growth and reduce overall product costs in our LED and high-power product lines.

We plan to increase sales of our XLamp® high power packaged LED products and our Schottky diode products. We will also be expanding our sales, marketing and distribution teams to support a global components customer base. Also, our investment in research and development efforts will continue for LEDs, low-defect larger diameter wafers and improved high-power devices.

We plan to evaluate strategic investments to expand and strengthen our technology and product portfolio as well as to increase access to our targeted markets.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and we may be exposed to gains or losses that could be material.

Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies and Other Matters,” of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended June 25, 2006. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
Revenue Recognition:

We provide our customers with limited rights of return for non-conforming shipments and product warranty claims. In addition, certain of our sales arrangements provide for limited product exchanges and the reimbursement of certain sales costs incurred by our customers. As a result, we record an allowance for	We apply judgment in estimating the amount of product that will be returned in the future. Our estimate of product returns and the amount of those returns that will be placed back in inventory is based primarily on historical transactional experience and judgment regarding market factors and trends.	As of September 24, 2006 and June 25, 2006, the amount of our sales return allowance was $4.1 million and $5.4 million, respectively. During the first quarter of fiscal 2007, we decreased our sales return reserve allowance by $1.3 million primarily due to actual product returns.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded

sales returns at the time of sale, which is recorded as a reduction of product revenue and accounts receivable.

In connection with the allowance for sales returns, we also record an asset for the value of product returns that we believe will be returned to inventory.

As of September 24, 2006 and June 25, 2006, we estimated the value of future product returns that would be returned to inventory to be $1.4 million and $1.7 million, respectively.

A 10% increase or decrease in our sales return estimates and deferred product costs asset at September 24, 2006 would have affected net income by approximately $182,000 for the first quarter of fiscal 2007.

Accounting for Stock-Based Compensation:

We account for stock-based compensation arrangements in accordance with the provisions of SFAS 123R, Shared-Based Payments. Under SFAS 123R, compensation cost is calculated on the date of the grant using the Black-Scholes-Merton model. The compensation expense is then amortized over the vesting period.	We use the Black-Scholes-Merton model in determining fair value of our options at the grant date and apply judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option. Our estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.	If actual results are not consistent with our assumptions and judgments used in estimating key assumptions, we may be required to adjust compensation expense, which could be material to our results of operations.

Valuation of Long-Lived Assets:

We review long-lived assets such as property, equipment, acquired intangible assets, and patents for impairment on a routine basis and when events and circumstances indicate that the carrying value of the assets recorded in our financial statements may not be recoverable. For example, a portion of our equipment may be scrapped; certain of our patents or patent applications may be abandoned. In these cases, we would directly write-off these long-lived assets.

In addition, we evaluate all of our long-lived assets for potential impairment by comparing the carrying value of our assets to the estimated future cash flows of the assets (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the

Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including estimating useful lives of the assets. To make these judgments, we may use internal discounted cash flow estimates, quoted market prices when available, and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our internal business plans.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be required to record additional impairment losses that could be material to our results of operations.

Using this impairment review methodology, we recorded long-lived asset impairment charges of $1,000 during the first quarter of fiscal 2007.

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

	The estimate of our tax contingencies reserve contains uncertainty because management must use judgment to estimate the exposures associated with various tax filing positions. To make these judgments, we make determinations about the likelihood that the specific taxing authority may challenge the tax deductions that we have taken on our tax return. Based on information about other tax settlements, we estimate amounts that we may settle with taxing authorities in order to conclude audits.	To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement might require use of our cash and result in an increase in our effective rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made. As of September 24, 2006, we had established tax reserves of $17.3 million and a valuation allowance of $8.1 million.

Inventories:

We value our inventory at the lower of cost of the inventory or fair market value by establishing a write-down or an inventory loss reserve.

We base our lower of cost or market write-down on the excess carrying value of the inventory, which is typically its cost, over the amount

	Our inventory reserve is based on our analysis of sales levels by product and projections of future customer demand derived from historical order patterns and input received from our customers and our sales team. To mitigate uncertainties, we reserve for all inventory greater than twelve	If our estimates regarding customer demand and physical inventory losses are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established reserves that could be material. A 10% increase or decrease in our

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
that we expect to realize from the ultimate sale of the inventory based upon our assumptions regarding the average sales price to be received for the product.	months old, unless there is an identified need for the inventory. In addition, we reserve for items that are considered obsolete based on changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for a product. When inventory is physically destroyed, we remove the inventory and the associated reserve from our financial records.	actual inventory reserve at September 24, 2006 would have affected net income by approximately $56,000 for the first quarter of fiscal 2007.

Accruals for Self-Insured and Other Liabilities:

We make estimates for the amount of costs that have been incurred but not yet billed for our self-funded medical insurance, general services, including legal fees, accounting fees and other expenses.	Our liabilities contain uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle claims and claims incurred but not reported as of the balance sheet date. When estimating our liabilities, we consider a number of factors, including interviewing our service providers for bills that have not yet been received. For self-insured liabilities, we estimate our liabilities based on historical claims experience.	If actual costs billed to us are not consistent with our assumptions and judgments, our expenses could be understated or overstated and these adjustments could materially affect our net income.

Results of Operations

The following table shows our consolidated statements of income expressed as a percentage of total revenue from continuing operations for the periods indicated:

	Three Months Ended
	September 24, 2006	September 25, 2005
Revenue:
Product revenue, net	93.8%	93.6%
Contract revenue, net	6.2	6.4

Total revenue	100.0	100.0
Cost of revenue:
Product revenue	53.8	45.0
Contract revenue	4.9	4.3

Total cost of revenue	58.7	49.3

Gross profit	41.3	50.7
Operating expenses:
Research and development	13.8	12.4
Sales, general and administrative	11.5	10.4
Impairment or loss on disposal of long-lived assets	0.1	0.6

Total operating expenses	25.4	23.4
Income from operations	15.9	27.3
Non-operating income:
Gain on investments in securities, net	—	0.6
Other non-operating income	—	—
Interest income, net	3.7	2.3

Income from continuing operations before income taxes	19.6	30.2
Income tax expense	6.7	7.5

Income from continuing operations	12.9	22.7
Loss from discontinued operations, net of related income tax benefit	(0.1)	(1.5)

Net income	12.8%	21.2%

Comparison of Three Months Ended September 24, 2006 and September 25, 2005

Revenue. Revenue from continuing operations increased 1% to $103.9 million in the first quarter of fiscal 2007 from $102.9 million in the first quarter of fiscal 2006. Product revenue increased slightly to $97.4 million from $96.3 million. The increase in product revenue resulted from the growth in revenue of mid-brightness LED chip products, high-brightness LED packaged products, materials and high-power products offset by a decline in sales of high-brightness LED chip products.

LED revenue declined 2% to $82.6 million in the first quarter of fiscal 2007 from $84.6 million in the first quarter of fiscal 2006, making up 80% of our total revenue from continuing operations. While unit shipments of our LED products increased 32% over the first quarter of fiscal 2006 due to higher customer demand for mid-brightness products, our blended average LED sales price decreased 26% due to increasing price competition and changes in product mix for both high-brightness and mid-brightness devices. Sales of our mid-brightness products increased 8.4% in the first quarter of fiscal 2007 and represented 64% of LED revenue, up from 58% in the first quarter of fiscal 2006. The primary driver for the increase in sales of mid-brightness products was a shift in customer demand for mobile products requiring blue and white LEDs in keypads. Sales of our high-brightness products declined 17% and represented 36% of LED revenue, down from 42% in the first quarter of fiscal 2006. The decrease in sales of high-brightness chips was offset by an increase in sales of high-brightness packaged products, which was driven by an increase in the number of units sold during the quarter.

Wafer product revenue increased 28% to $6.6 million in the first quarter of fiscal 2007 from $5.1 million in the first quarter of fiscal 2006 making up 7% of our revenue from continuing operations. The primary driver of the increase in wafer product revenue was a 76% increase in the average sales price due to changes in product and customer mix. The increase in sales price was somewhat offset by a 29% decline in the number of units sold. SiC materials revenue for gemstone use increased 13% to $3.6 million in the first quarter of fiscal 2007 from $3.2 million in the first quarter of fiscal 2006 due to an increase in demand from our sole customer for these products, Charles & Colvard, Ltd. Revenue from gemstone materials represented 3% of our total revenue from continuing operations in the first quarter of fiscal 2007.

Revenue from our high-power devices increased 37% to $4.5 million in the first quarter of fiscal 2007 from $3.3 million in the first quarter of fiscal 2006. The increase in revenue was primarily the result of higher sales of our Schottky diode products. Revenue from high-power devices was 4% of revenue from continuing operations in the first quarter of fiscal 2007.

Gross Profit. Gross profit from continuing operations in the first quarter of fiscal 2007 declined 18% to $42.9 million from $52.2 million in the first quarter of fiscal 2006. Our gross profit percentage decreased from 51% to 41% of revenue from continuing operations in the quarter-to-quarter comparison. The decrease was caused primarily by lower gross profits on sales of LED chip products as average selling prices declined faster than cost reductions due to increasing price competition in the marketplace for our LED chip products.

Research and Development. Research and development expenses from continuing operations increased 12% in the first quarter of fiscal 2007 to $14.4 million from $12.8 million in the prior year quarter. The increase in research and development spending supported our continued development of higher brightness LED chips, high power packaged LEDs, larger wafer process development and ongoing development for high-power devices.

Sales, General and Administrative. Sales, general and administrative (“SG&A”) expenses from continuing operations increased 11% in the first quarter of fiscal 2007 to $11.9 million as compared to $10.7 million in the same period of fiscal 2006. During the first quarter of fiscal 2007, SG&A expenses reflected increased spending on sales and marketing to support our incremental growth, the building of our sales and marketing teams, and the continued development of the Cree brand.

Impairment or Loss on Disposal of Long-Lived Assets. Impairment or loss on the disposal of long-lived assets decreased to $97,000 in the first quarter of fiscal 2007 compared to $568,000 in the first quarter of fiscal 2006 as a result of the long-lived assets disposed of in each comparative quarter. The majority of the fiscal 2006 loss represented the impairment of building improvements that were no longer being used at our Durham facility.

(Loss) Gain on Investments in Securities, Net. During the first quarter of fiscal 2007, we recognized a net loss of $1,000 on the sale of two securities. In the first quarter of fiscal 2006, we sold 63,782 shares of Color Kinetics common stock for $954,000 and recognized a $587,000 gain.

Interest Income, Net. Net interest income increased 66% to $3.9 million in the first quarter of fiscal 2007 from $2.3 million in the first quarter of fiscal 2006 due to the combination of the greater balance of our invested assets and the higher interest rates received on our investments.

Income Tax Expense. Income tax expense from continuing operations for the first quarter of fiscal 2007 decreased 10% to $7.0 million from $7.8 million from the first quarter of fiscal 2006 primarily due a decrease in taxable income. However, the decrease in taxable income was offset by an increase in our effective tax rate from 25% to 34%. The increase in our effective tax rate is primarily due to the timing of the expiration of certain IRS statutes. In the first quarter of fiscal 2006, our income tax expense was reduced by $2.2 million as a result of the change in value of our Color Kinetics investment that reduced a previously established valuation allowance. We currently target our effective tax rate for the remainder of fiscal 2007 will be approximately 35%, which does not reflect changes in the market price for shares of Color Kinetics’ common stock, which we treat as a discrete item each quarter.

Loss from Discontinued Operations, Net of Tax. In the first quarter of fiscal 2007, we recorded $117,000 of pre-tax net charges, or $77,000 of after-tax net charges, related to the continued expense arising from the Sunnyvale facility operating lease. In the first quarter of fiscal 2006, we recorded a pre-tax operating loss of $2.2 million, or $1.5 million after-tax, as our Cree Microwave business generated revenue of $954,000 offset by heavy fixed costs incurred to operate the Sunnyvale facility. In addition, in the first quarter of fiscal 2006, we incurred additional charges related to the closure of this business including a $200,000 inventory impairment, a $211,000 impairment of long-lived assets and $392,000 in severance expense.

Liquidity and Capital Resources

Our strong cash generating capability and financial condition gives us the financial ability to grow our business. Our principal source of liquidity is operating cash flows, which is derived from net income.

Operating Activities

In the first quarter of fiscal 2007, our operations provided $42.6 million of cash as compared to $31.0 million of cash provided in the first quarter of fiscal 2006. This $11.6 million increase is primarily attributable to an increase in accounts payable and accrued expenses of $15.4 million and a $13.7 million increase in accounts and interest receivable offset by a $8.4 million decrease in net income and a $11.5 million increase in inventory.

As of September 24, 2006, our inventory remained below the industry average of 64 days at 59 days on hand. The increase in inventory during the quarter reflects our efforts to build inventory levels in order to provide flexibility to meet end customer demands. Days sales outstanding was 63 days for the quarter ended September 24, 2006.

Investing Activities

In the first quarter of fiscal 2007, we used $74.9 million for investing activities. We used $43.8 million in connection with the acquisition of INTRINSIC. The remainder was primarily attributable to $35.2 million used for the purchase of property and equipment and patent and licensing rights. The increase in investing activities over the first quarter of 2006 was primarily related to the acquisition of INTRINSIC and a $20.8 million increase in capital expenditures, offset by $19.1 million of cash received from investments held to maturity and a $17.1 million decrease in purchases of investments held to maturity.

Financing Activities

We used $5.1 million for financing activities in the first quarter of fiscal 2007. We repurchased 300,000 shares of our common stock at an average purchase price of $18.14 per share with an aggregate cost of $5.4 million. This use of cash was slightly offset by the proceeds generated from the exercise of stock options during the quarter.

As of September 24, 2006, there remained approximately 5.2 million shares of our common stock approved for repurchase under the repurchase program authorized by the Board of Directors that extends through June 2007. Since the inception of our stock repurchase program in January 2001, we have repurchased 6.9 million shares of our common stock at an average price of $18.28 per share, with an aggregate value of $126.4 million. We intend to use available cash to purchase additional shares under the program. At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

Financial Condition

As of September 24, 2006, our cash and cash equivalents and short-term investments combined decreased $47.7 million, or 19%, over balances reported as of June 25, 2006. Our long-term investments held to maturity increased by $6.1 million, or 5%, over balances reported as of June 25, 2006. The net $41.6 million decrease in cash and investments resulted primarily from the purchase of INTRINSIC in the first quarter of fiscal 2007. Our net property and equipment has increased by $18.4 million or 5% since June 25, 2006, as investments made to expand production capacity have been offset by depreciation expense and disposals of fixed assets. During the first quarter of fiscal 2007, we spent $33.9 million on capital additions. We currently have $1.2 million in capital lease obligations outstanding, which were acquired in connection with our purchase of INTRINSIC. We have no off-balance sheet obligations, commitments or contingencies or guarantees and we do not use special purpose entities for any transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 24, 2006, we held a long-term investment in the equity securities of Color Kinetics, which is treated for accounting purposes under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as an investment in available-for-sale securities. This investment is carried at fair market value based upon the quoted market price of the stock as of September 22, 2006, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

It is our policy to write down these types of equity investments to their market value and record the related charge as an investment loss in our consolidated statements of income if we believe that an other-than-temporary decline existed in our marketable equity securities. As of September 24, 2006, we do not believe that an other-than-temporary decline existed in our investment in Color Kinetics because the market value of the security was above our cost. This investment is subject to market risk of equity price changes. The fair market value of this investment as of September 24, 2006, using the closing sales price as of September 22, 2006, was $29.3 million, compared to the fair market value as of June 25, 2006, using the closing sales price as of June 23, 2006, which was $29.1 million. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted equity price was approximately $2.9 million at both September 24, 2006 and at June 25, 2006.

We hold and expect to continue to consider investments in minority interests in companies having operations or technology in areas within our strategic focus. We generally are not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid, and do not fluctuate substantially from stated values. Many of our investments are in early stage companies or technology companies where operations are not yet sufficient to establish them as profitable concerns. Management continues to evaluate its investment positions on an ongoing basis. See Footnote 6, “Investments,” in the consolidated financial statements included in Part 1, Item 1, of this report for further information regarding our investments.

We have invested some of the proceeds from our cash from operations into high-grade corporate debt, commercial paper, government securities, and other investments at fixed interest rates that vary by security. These investments are A grade or better in accordance with our cash management policy. At September 24, 2006, we had $282.7 million invested in these securities, compared to $286.9 million at June 25, 2006. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported in our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair value and the amortized cost of these investments. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $28.3 million at September 24, 2006, and $28.7 million at June 25, 2006.

We have no off-balance sheet obligations, commitments, contingencies, or guarantees, nor do we use special-purpose entities for any transactions. With two of our larger customers, we maintain a foreign currency adjustment to our sales price if Japanese yen and euro exchange rates against the U.S. dollar are not maintained. These revenue adjustments represent our main risk with respect to foreign currency since our contracts and purchase orders are denominated in U.S. dollars and have not had a material impact to our results of operations. We have no commodity risk.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission’s rules and forms. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the first quarter of fiscal 2007 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 11, 2006, we, together with the Trustees of Boston University as co-plaintiffs, filed a complaint against BridgeLux, Inc. (formerly eLite Optoelectronics) for infringement of two U.S. patents. The two patents are No. 6,657,236, entitled “Enhanced Light Extraction in LEDs through the Use of Internal and External Optical Elements,” which is owned by us, and No. 5,686,738, entitled “Highly Insulating Monocrystalline Gallium Nitride Thin Films,” which we have licensed from the University on an exclusive basis. The suit was filed in the U.S. District Court for the Middle District of North Carolina and seeks monetary damages and injunctive relief to prohibit BridgeLux from infringing these patents. BridgeLux has filed a motion to dismiss the complaint contending that it is not subject to personal jurisdiction of the court and that venue is improper. On October 17, 2006, BridgeLux also filed a complaint against us and the University in the U.S. District Court for the Northern District of California seeking a declaratory judgment of non-infringement and invalidity with respect to the two patents on which we sued BridgeLux and of non-infringement with respect to two additional U.S. patents. The two additional patents are No. 6,600,175, entitled “Solid State White Light Emitter and Display Using Same,” which we own, and U.S. Patent No. 6,953,703, entitled “Method of Making a Semiconductor Device with Exposure of Sapphire Substrate to Activated Nitrogen,” which is owned by the University subject to an exclusive license to us. On October 17, 2006, BridgeLux also filed a complaint against us in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,869,812, entitled “High Power AlInGaN Based Multi-Chip Light Emitting Diode,” and seeking unspecified monetary damages and injunctive relief. Please refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended June 25, 2006 for descriptions of other material legal proceedings.

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

We have experienced a period of significant growth that may challenge our management and other resources. We are also in the process of transforming our business to support a global components customer base. In order to manage our growth and change in our strategy effectively, we must continue to:

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

We will spend substantial amounts of money in supporting our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development, and administrative functions to support a global components customer base. If we cannot attract qualified people or manage growth and change effectively, our business, operating results and financial condition could be adversely affected.

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

Our future success will depend on our ability to develop new SiC and GaN solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new SiC and GaN products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Products currently under development include larger, higher quality substrates and epitaxy, wide bandgap RF and microwave products based on SiC and GaN, SiC power devices, higher brightness LED products such as the new EZBright™ LED, and high power packaged LEDs. The successful development and introduction of these products depends on a number of factors, including the following:

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

Our results of operations could be adversely affected if we experience reduced customer demand for LED products for use in mobile products. During the first quarter of fiscal 2007, approximately 40% of our LED revenue was from sales of our products into mobile products. Our design wins are spread over numerous models and customers. Our ability to maintain or increase our LED product revenue depends in part on the number of models into which our customers design our products and the overall demand for these products, which is impacted by seasonal fluctuations and market trends. Design cycles in the mobile product industry are short and demand is volatile, which makes production planning difficult to forecast. Brightness performance, smaller size and price considerations are important factors in increasing our market share for mobile products.

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

We may make investments in companies, which subject us to risks inherent in the business of the company in which we have invested and to trends affecting the equity markets as a whole. Investments in private companies are subject to additional risks relating to the limitations on transferability of the interests due to the lack of a public market and to other transfer restrictions. Investments in publicly held companies are subject to market risks and may not be liquidated easily. As a result, we may not be able to reduce the size of our positions or liquidate our investments when we deem appropriate to limit our downside risk.

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

Changes in federal budget priorities could adversely affect our contract revenue. Historically, government agencies have funded a significant portion of our research and development activities. When the government changes budget priorities, such as in times of war, our funding has the risk of being redirected to other programs. Government contracts are also subject to the risk that the government agency may not appropriate and allocate all funding contemplated by the contract. In addition, our government contracts generally permit the contracting authority to terminate the contracts for the convenience of the government. The full value of the contracts would not be realized if they were prematurely terminated. Furthermore, we may be unable to incur sufficient allowable costs to generate the full estimated contract values and there is some risk that any technologies developed under these contracts may not have commercial value. If government funding is discontinued or reduced, our ability to develop or enhance products could be limited, and our business results of operations and financial condition could be adversely affected.

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

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions. For example, in July 2006 we acquired INTRINSIC Semiconductor Corporation. If we choose to make acquisitions, we face certain risks, such as failure of the acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of the acquired business, and difficulty in integrating the acquired business’s operations, personnel and financial and operating systems into our current business. We may not be able to successfully address these risks or any other problems that arise from our recent or future acquisitions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition could adversely affect our business, results of operations and financial condition.

Litigation could adversely affect our operating results and financial condition.

We are defendants in pending litigation as described in “Part II, Item 1. Legal Proceedings” of this report that alleges, among other things, violations of securities laws and patent infringement. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists all repurchases during the first quarter of fiscal 2007 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs
June 26 - July 23, 2006	—	$—	—	5,450,000
July 24 - August 20, 2006	—	$—	—	5,450,000
August 21 - September 24, 2006	300,000	$18.14	300,000	5,150,000

Total	300,000	$18.14	300,000	5,150,000

(1)	On January 18, 2001, we announced the authorization by our Board of Directors of a program to repurchase shares of our outstanding common stock. Several times since then, the Board has renewed the program and increased the number of shares that we can repurchase under the program. On June 20, 2006 the Board approved the extension of our stock repurchase program through June 24, 2007. As of September 24, 2006 there were an aggregate 12.1 million shares of our common stock that have been approved for repurchase under the program, of which an aggregate of approximately 5.2 million shares remain authorized for future repurchase.

Item 6. Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

10.1	Fiscal 2007 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 21, 2006, as filed with the Securities and Exchange Commission on August 25, 2006)

10.2	Offer Letter Agreement, dated September 1, 2006, between Cree, Inc. and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 1, 2006, as filed with the Securities and Exchange Commission on September 8, 2006)

10.3	Severance Agreement, dated September 29, 2006, between Cree, Inc. and John T. Kurtzweil

10.4	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options

10.5	Form of Master Restricted Stock Award Agreement

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

Date: November 2, 2006

/s/ John T. Kurtzweil
John T. Kurtzweil
Chief Financial Officer and Treasurer
(Authorized Officer and Chief Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Fiscal 2007 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 21, 2006, as filed with the Securities and Exchange Commission on August 25, 2006)

10.2	Offer Letter Agreement, dated September 1, 2006, between Cree, Inc. and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 1, 2006, as filed with the Securities and Exchange Commission on September 8, 2006)

10.3	Severance Agreement, dated September 29, 2006, between Cree, Inc. and John T. Kurtzweil

10.4	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options

10.5	Form of Master Restricted Stock Award Agreement

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002