Form 10-Q
period 2006-12-24
CREE INC
filed 2007-01-19
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2006

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 5, 2007, was 76,602,056.

CREE, INC.

FORM 10-Q

For the Three and Six Months Ended December 24, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 24, 2006	June 25, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,338	$88,768
Investments, held-to-maturity	150,876	167,450
Accounts receivable, net	64,493	68,363
Inventories, net	48,709	29,994
Deferred income taxes	13,712	10,092
Prepaid expenses and other current assets	7,059	11,437
Assets of discontinued operations	299	394

Total current assets	366,486	376,498

Property and equipment, net	369,201	342,238
Investments:
Held-to-maturity	98,782	119,400
Available-for-sale	18,109	29,072
Intangible assets, net	39,687	30,286
Goodwill	33,506	—
Other assets	2,722	2,706

Total assets	$928,493	$900,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$34,289	$23,214
Current portion of capital lease obligations	281	—
Accrued salaries and wages	8,907	8,828
Other current liabilities	3,217	4,256
Liabilities of discontinued operations	553	1,092

Total current liabilities	47,247	37,390
Long-term liabilities:
Deferred income taxes and contingent tax reserves	31,219	33,310
Capital lease obligations, net of current portion	791	—
Other long-term liabilities	71	—
Long-term liabilities of discontinued operations	1,298	1,887

Total long-term liabilities	33,379	35,197
Shareholders’ equity:
Common stock, par value $0.00125; 200,000 shares authorized at December 24, 2006 and June 25, 2006; 76,602 and 77,227 shares issued and outstanding at December 24, 2006 and June 25, 2006, respectively	96	96
Additional paid-in-capital	574,837	580,804
Accumulated other comprehensive income, net of taxes	8,210	11,758
Retained earnings	264,724	234,955

Total shareholders’ equity	847,867	827,613

Total liabilities and shareholders’ equity	$928,493	$900,200

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 24, 2006	December 25, 2005	December 24, 2006	December 25, 2005
Revenue:
Product revenue, net	$81,522	$98,775	$178,940	$195,078
Contract revenue, net	7,268	6,865	13,760	13,464

Total revenue	88,790	105,640	192,700	208,542

Cost of revenue:
Product revenue, net	52,626	48,387	108,499	94,688
Contract revenue, net	5,795	5,023	10,932	9,457

Total cost of revenue	58,421	53,410	119,431	104,145

Gross margin	30,369	52,230	73,269	104,397

Operating expenses:
Research and development	14,614	14,785	28,980	27,577
Sales, general and administrative	12,590	10,834	24,536	21,569
Impairment or loss on disposal of long-lived assets	85	132	182	700

Total operating expenses	27,289	25,751	53,698	49,846

Income from operations	3,080	26,479	19,571	54,551

Non-operating income:
Gain on sale of investments, net	11,409	—	11,408	587
Other non-operating income	2	—	2	3
Interest income, net	3,980	2,969	7,846	5,295

Income from continuing operations before income taxes	18,471	29,448	38,827	60,436

Income tax expense	2,208	9,390	9,197	17,149

Income from continuing operations	16,263	20,058	29,630	43,287
Income (loss) from discontinued operations, net of related income tax benefit	216	(2,349)	139	(3,858)

Net income	$16,479	$17,709	$29,769	$39,429

Earnings per share:
Basic:
Income from continuing operations	$0.21	$0.26	$0.38	$0.57

Loss from discontinued operations	$—	$(0.03)	$—	$(0.05)

Net income	$0.21	$0.23	$0.38	$0.52

Diluted:
Income from continuing operations	$0.21	$0.26	$0.38	$0.56

Loss from discontinued operations	$—	$(0.03)	$—	$(0.05)

Net income	$0.21	$0.23	$0.38	$0.51

Shares used in per share calculation:
Basic	76,948	75,966	77,005	75,784

Diluted	78,093	77,612	78,043	77,675

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Six Months Ended
	December 24, 2006	December 25, 2005

Cash flows from operating activities:
Net income	$29,769	$39,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,790	36,832
Stock-based compensation	6,425	6,328
Impairment of inventory or loss on disposal of long-lived assets	176	4,077
Gain on sale of investment in securities	(11,408)	(587)
Amortization of premium/discount on investments held-to-maturity	18	746
Deferred income taxes	(3,635)	—
Changes in operating assets and liabilities:
Accounts and interest receivable	5,062	(15,136)
Inventories	(17,808)	4,671
Prepaid expenses and other current assets	3,610	9,609
Accounts payable, trade	10,081	(750)
Accrued expenses and other liabilities	(1,042)	2,469

Net cash provided by operating activities	61,038	87,688

Cash flows from investing activities:
Purchase of property and equipment	(60,622)	(33,788)
Purchase of INTRINSIC Semiconductor Corporation, net of cash acquired	(43,834)	—
Purchase of investments held-to-maturity	(91,896)	(111,581)
Proceeds from maturities of investments held-to-maturity	97,026	43,950
Proceeds from sale of property and equipment	67	527
Proceeds from sale of investments	48,824	2,926
Purchase of patent and licensing rights	(2,844)	(2,107)

Net cash used in investing activities	(53,279)	(100,073)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,783	8,547
Repayments of capital lease obligations	(198)	—
Repurchase of common stock	(18,742)	—

Net cash (used in) provided by financing activities	(15,157)	8,547

Effects of foreign exchange changes on cash and cash equivalents	(32)	—

Net decrease in cash and cash equivalents	(7,430)	(3,838)
Cash and cash equivalents:
Beginning of period	$88,768	$70,925

End of period	$81,338	$67,087

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,000	$12,000

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 24, 2006

(Unaudited)

1. Basis of Presentation

The consolidated balance sheet at December 24, 2006, the consolidated statements of income for the three and six months ended December 24, 2006 and December 25, 2005, and the consolidated statements of cash flow for the six months ended December 24, 2006 and December 25, 2005 have been prepared by Cree, Inc. (collectively with its subsidiaries, the “Company”) and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at December 24, 2006, and for all periods presented, have been made. The consolidated balance sheet at June 25, 2006 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s fiscal 2006 Annual Report on Form 10-K. The results of operations for the period ended December 24, 2006 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at December 24, 2006 and June 25, 2006, and the reported amounts of revenues and expenses during the three and six months ended December 24, 2006 and December 25, 2005. Actual amounts could differ from those estimates.

Revenue Recognition

The Company provides its customers with limited rights of return for non-conforming shipments. In addition, certain of the Company’s contractual sales arrangements provide for limited product exchanges and the potential for reimbursement of certain sales costs. As a result, the Company records an allowance, which is recorded as a reduction of product revenue in the consolidated statements of income and as a reduction to accounts receivable in the consolidated balance sheets.

The Company estimates its allowance in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Specifically, the Company reviews historical sales returns and other relevant data and matches returns or other credits to the quarter when the sales were originally recorded. Based on historical return percentages and other relevant factors, the Company estimates its potential future exposure on product sales that have been recorded. The allowance for sales returns at December 24, 2006 and June 25, 2006 was $5.7 million and $5.4 million, respectively.

In accordance with SFAS 48, the Company also records an estimate for the value of product returns that it believes will be returned to inventory in the future and resold. As of December 24, 2006 and June 25, 2006, the Company estimated the cost of future product returns at $1.1 million and $1.7 million, respectively, which is recorded in prepaid expenses and other current assets in the consolidated balance sheets.

3. Acquisition

Through a wholly owned subsidiary, the Company acquired all of the outstanding capital stock and options of INTRINSIC Semiconductor Corporation and its wholly owned subsidiary (“INTRINSIC”) on July 10, 2006. The acquisition has been accounted for under the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations.” All related goodwill and other intangible assets have been accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

The Company changed the name of INTRINSIC to Cree Dulles, Inc., effective July 10, 2006. All financial information of Cree Dulles, Inc., and its wholly owned subsidiary are included in the consolidated financial statements of the Company from the date of acquisition.

The total purchase price is as follows (amounts in thousands):

Cash consideration paid to INTRINSIC stockholders	$43,330
Fair value of vested INTRINSIC stock options assumed by the Company	2,163
Direct transaction fees and expenses	630

Total purchase price	$46,123

The purchase price has been allocated based on estimated fair values of assets acquired and liabilities assumed. The Company’s purchase price allocation is as follows (amounts in thousands):

Cash and cash equivalents	$126
Accounts receivable, net	364
Inventories	1,035
Deferred tax assets	349
Other current assets	163
Property and equipment, net	4,198
Patents, net	3,014
Customer relationships	320
Developed technology	4,990
Goodwill	33,506
Accounts payable	(467)
Accrued expenses	(66)
Other liabilities	(139)
Capital lease obligations	(1,270)

Total purchase price	$46,123

4. Discontinued Operations

During fiscal 2006, the Company discontinued the operations of its silicon-based radio frequency and microwave semiconductor business conducted by its Cree Microwave subsidiary (“CMI”). As of December 25, 2005, the Company completed production of all last time buy orders for CMI’s silicon products and terminated its remaining employees. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has reported the operating results of CMI for the three and six months ended December 24, 2006 and December 25, 2005, and the assets and liabilities of CMI on the balance sheet at December 24, 2006 and June 25, 2006, as a discontinued operation.

The Company believes the significant write-downs related to the closure of CMI’s business have been completed; however, there may be future adjustments to the estimated accrual of future lease obligations. During the second quarter of fiscal 2007, the Company entered into a sublease agreement for its Sunnyvale facility. As a result of entering into this agreement, the Company has adjusted its accrual for future lease obligations by $394,000 to reflect the actual payments agreed to under the terms of the sublease. The following table summarizes the changes attributable to costs incurred and charged to expense related to the exit activities for CMI, which are reflected in liabilities of discontinued operations in the consolidated balance sheets:

($ in 000s)
Balance at June 25, 2006	$2,866
Lease obligation payments	468
Sublease rate adjustment	394
Real estate commission payments	183

Balance at December 24, 2006	$1,821

The following table summarizes the amounts of revenue and pre-tax income (losses) reported in discontinued operations for the respective income statement periods presented:

	Three Months Ended ($ in 000s)		Six Months Ended ($ in 000s)
	December 24, 2006	December 25, 2005	December 24, 2006	December 25, 2005

Product revenue, net	$—	$3,312	$—	$4,266
Income (loss) before income taxes	$245	$(3,460)	$128	$(5,682)

5. Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method for finished goods and work-in-process accounts. The Company uses the average cost method to value raw materials. The Company records a reserve against inventory once it has been determined that conditions exist which may not allow the Company to sell the inventory for its intended purpose, the inventory’s value is determined to be less than cost or it is determined to be obsolete. The charge for the inventory reserves is recorded in cost of revenue in the consolidated statements of income. Reserves are adjusted quarterly to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management.

The following is a summary of the components of inventory:

	($ in 000s)
	December 24,	June 25,
	2006	2006
Raw materials	$10,225	$6,425
Work-in-process	20,407	12,532
Finished goods	19,279	11,668

	49,911	30,625
Inventory reserve	(1,202)	(631)

Total inventories, net	$48,709	$29,994

6. Investments

The Company currently holds 864,385 shares of Color Kinetics, Incorporated (“Color Kinetics”) common stock. During the second quarter of fiscal 2007, the Company sold 931,275 shares of Color Kinetics common stock for $16.7 million and recognized a $11.4 million gain. During the first quarter of fiscal 2006, the Company sold 63,782 shares of Color Kinetics common stock for $954,000 and recognized a $587,000 gain. As of December 24, 2006 and June 25, 2006, the Company had recorded cumulative unrealized holding gains on its investment in Color Kinetics of $13.1 million and $18.7 million, or $8.2 million and $11.8 million, net of tax, respectively. The calculation of the unrealized gains was based on the closing share price of Color Kinetics common stock as of December 22, 2006 and June 23, 2006 to determine the fair market value of the Company’s investment of $18.1 million and $29.1 million, respectively.

7. Intangible Assets

The following table reflects the components of intangible assets:

	($ in 000s)
	December 24, 2006	June 25, 2006
Customer relationships	$320	$—
Developed technology	4,990	—
Patent and license rights	42,854	37,112

	48,164	37,112
Accumulated amortization	(8,477)	(6,826)

Total intangible assets, net	$39,687	$30,286

Amortization expense	$1,672	$2,381

Customer relationships are amortized over ten years. Developed technology is amortized over seven years. Patent and license rights are amortized over twenty years.

8. Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended (in 000s, except per share data)		Six Months Ended (in 000s, except per share data)
	December 24, 2006	December 25, 2005	December 24, 2006	December 25, 2005
Basic:
Net income	$16,479	$17,709	$29,769	$39,429

Weighted average common shares	76,948	75,966	77,005	75,784

Basic earnings per share	$0.21	$0.23	$0.38	$0.52

Diluted:
Net income	$16,479	$17,709	$29,769	$39,429

Weighted average common shares - basic	76,948	75,966	77,005	75,784
Dilutive effect of stock options	1,145	1,646	1,038	1,891

Weighted average common shares - diluted	78,093	77,612	78,043	77,675

Diluted earnings per share	$0.21	$0.23	$0.38	$0.51

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with SFAS No. 128, “Earnings per Share,” these shares were not included in calculating diluted earnings per share. For the three and six months ended December 24, 2006, there were 8 million shares in both periods that were not included in calculating diluted earnings per share because their effect was antidilutive. For the three and six months ended December 25, 2005, there were 6.3 million and 5.4 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

9. Shareholders’ Equity

The following presents a summary of activity in shareholders’ equity for the six months ended December 24, 2006 (dollars and shares in thousands):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at June 25, 2006	$96	$580,804	$234,955	$11,758	$827,613
Exercise of common stock options for cash, 193 shares	—	1,926	—	—	1,926
Issuance of common stock for cash, 99 shares	—	1,858	—	—	1,858
Purchase and retirement of 1,067 shares of common stock	—	(18,714)	—	—	(18,714)
Purchase and retirement of restricted stock awards	—	(27)	—	—	(27)
Assumption of stock options in connection with the acquisition of INTRINSIC, 191 shares	—	2,163	—	—	2,163
Income tax benefits from stock option exercises	—	641	—	—	641
Stock-based compensation (a)	—	6,186	—	—	6,186
Net income	—	—	29,769	—	29,769
Currency translation loss	—	—	—	(32)	(32)
Unrealized gain on marketable securities, net of tax of $1,534	—	—	—	2,580	2,580
Reclassification of realized gain on marketable securities, net of tax of $3,611	—	—	—	(6,096)	(6,096)

Comprehensive income	—	—	—	—	26,221

Balance at December 24, 2006	$96	$574,837	$264,724	$8,210	$847,867

(a)	The difference between total stock-based compensation expense of $6.4 million and the amount credited to additional paid-in capital of $6.2 million represents the portion of stock-based compensation expense attributable to the Company’s 2005 Employee Stock Purchase Plan. At December 24, 2006, this amount was classified as a current liability in the consolidated balance sheets in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

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

The Company recorded stock-based compensation of $2.7 million and $6.4 million in the three and six months ended December 24, 2006, respectively. The Company recorded stock-based compensation of $3.5 million and $6.3 million in the three and six months ended December 25, 2005, respectively. Approximately $368,000 and $713,000 of stock-based compensation was allocated to inventory in the Company’s consolidated balance sheets as of December 24, 2006 and December 25, 2005, respectively.

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following assumptions:

	Three Months Ended		Six Months Ended
	December 24, 2006	December 25, 2005	December 24, 2006	December 25, 2005
Stock Option Grants:
Risk-free interest rate	4.55%	4.36%	4.69%	3.94%
Expected life, in years	4.5	4.5	4.5	4.5
Expected volatility	51.2%	42.0%	51.2%	42.0%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan:
Risk-free interest rate	5.10%	4.27%	5.10%	4.27%
Expected life, in years	0.5	0.5	0.5	0.5
Expected volatility	51.2%	42.0%	51.2%	42.0%
Dividend yield	0%	0%	0%	0%

The following table summarizes option activity as of December 24, 2006, and changes during the six months then ended:

	Number of Shares (in 000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Average Intrinsic Value ($ in 000s)
Outstanding at June 25, 2006	10,188	$26.27
Granted	1,229	$18.94
Assumed	191	$10.66
Exercised	(193)	$9.96
Forfeited or expired	(212)	$28.10

Outstanding at December 24, 2006	11,203	$25.44	3.81	$13,233

As of December 24, 2006, there was approximately $23.6 million of total unrecognized compensation costs related to stock-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The weighted-average grant-date fair value of options granted during the six months ended December 24, 2006 was $18.94. The total intrinsic value of options exercised during the six months ended December 24, 2006 was $1.9 million.

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of December 24, 2006, and changes during the six months then ended, follows:

	Shares (in 000s)	Weighted- Average Grant-Date Fair Value
Nonvested at June 25, 2006	108	$25.65
Granted	149	$18.42
Vested	(42)	$25.92
Forfeited	—	—

Nonvested at December 24, 2006	215	$20.56

As of December 24, 2006, there was approximately $4.1 million of total unrecognized compensation costs related to nonvested restricted stock share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of four years.

11. Income Taxes

For the three and six months ended December 24, 2006, the Company’s effective tax rate, including discrete items, was 12% and 24%, respectively. The variation between income tax expense and pretax accounting income is primarily due to the retroactive reenactment of the research and experimentation tax credit, the release of valuation allowances on deferred tax assets related to Federal capital loss carryforwards and state taxes.

For the three and six months ended December 25, 2005, the Company recorded reductions in income tax expense of $132,000 and $2.3 million, respectively, related to realized and unrealized capital gains on its investment in Color Kinetics. In fiscal 2002, the Company recorded a capital loss associated with certain other marketable securities that was carried forward for tax purposes. However, the Company fully reserved the tax benefits associated with the loss because it was more likely than not such benefits would expire unused by the Company. Based on SFAS No. 109, “Accounting for Income Taxes,” the valuation allowance should be adjusted for any new realizable federal capital gains or losses. The increase in the market value of the Company’s investment in Color Kinetics was an unrealized capital gain that the Company could offset against the fiscal 2002 loss carry forward. For this reason, a portion of the valuation allowance associated with the prior year capital loss was reversed initially and has been adjusted in each subsequent quarter as the market value of the Company’s investment in Color Kinetics changed.

In future periods, the Company will continue to adjust its deferred tax asset valuation allowance in connection with any increase or decrease in the value of its investment in Color Kinetics, which could increase or decrease the income tax expense for such period.

12. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements. The standard is effective for the Company beginning in fiscal 2009.

Also in September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires using both an income statement approach and a balance sheet approach in assessing materiality of misstatements and is effective for the Company in fiscal 2007. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial position or results of operations.

The Company continues to assess the impact that FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), will have on its consolidated financial statements. Issued by the FASB in June 2006, FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal 2008.

13. Commitments and Contingencies

On September 11, 2006, the Company, together with the Trustees of Boston University as co-plaintiffs, filed a complaint against BridgeLux, Inc. (formerly eLite Optoelectronics) for infringement of two U.S. patents. The two patents are No. 6,657,236, entitled “Enhanced Light Extraction in LEDs through the Use of Internal and External Optical Elements,” which is owned by the Company, and No. 5,686,738, entitled “Highly Insulating Monocrystalline Gallium Nitride Thin Films,” which the Company has licensed from the University on an exclusive basis. The suit was filed in the U.S. District Court for the Middle District of North Carolina and seeks monetary damages and injunctive relief to prohibit BridgeLux from infringing these patents. BridgeLux has filed a motion to dismiss the complaint contending that it is not subject to personal jurisdiction of the court and that venue is improper.

On October 17, 2006, BridgeLux filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,869,812, entitled “High Power AlInGaN Based Multi-Chip Light Emitting Diode,” and seeking unspecified monetary damages and injunctive relief. On December 11, 2006, the Company filed an answer to this complaint in which the Company denied any infringement. Together with Boston University, the Company also asserted counterclaims against BridgeLux for infringement of the ‘236 and ‘738 patents originally asserted in the North Carolina case. In addition, the Company counterclaimed against BridgeLux for infringement of U.S. Patent Nos. 6,614,056 and 6,885,036 both entitled “Scalable LED With Improved Current Spreading Structures.” The Company’s counterclaims seek monetary damages and injunctive relief to prohibit BridgeLux from infringing these four patents. The Company also requested declaratory judgments that BridgeLux’s ‘812 patent is not infringed, is invalid based in part on our earlier ‘056 and ‘036 patents, and is unenforceable due to fraud and/or inequitable conduct committed before the U.S. Patent Office. BridgeLux has moved to sever and either dismiss or stay the proceedings on the infringement counterclaims.

On October 17, 2006, BridgeLux filed a complaint against the Company and Boston University in the U.S. District Court for the Northern District of California. The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to the ‘236 and ‘738 patents and of non infringement with respect to U.S. Patent No. 6,600,175, entitled “Solid State White Light Emitter and Display Using Same,” which the Company owns, and U.S. Patent No. 6,953,703, entitled “Method of Making a Semiconductor Device with Exposure of Sapphire Substrate to Activated Nitrogen,” which we license from the University on an exclusive basis. After the Company filed its counterclaims in the Texas actionasserting the ‘056 and ‘036 patents, BridgeLux amended its complaint in the California action to add a request for a declaratory judgment of non-infringement with respect to these. The Company has moved to dismiss BridgeLux’s declatory judgment claims regarding the ‘236, ‘738, ‘056 and ‘036 patents on its prior filings in North Carolina and Texas and to dismiss the claims regarding the ‘175 and ‘703 patents for lack of subject matter jurisdiction.

Please refer to Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended June 25, 2006 for a description of other material legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All information contained in this report relative to future markets for our products and trends in and anticipated levels of revenue, gross margins and expenses, as well as other statements containing words such as “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect,” and “intend,” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic, and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made and we do not intend to update them if our views later change. These forward- looking statements should not be relied upon as representing our views as of any date subsequent to the date of this quarterly report. To review risk factors that could cause actual results to differ, see “Risk Factors” in Part II, Item 1A, of this report and in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 25, 2006.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements, including the notes thereto.

Overview

We develop and manufacture semiconductor materials and electronic devices made from silicon carbide, or SiC, gallium nitride, or GaN, and related compounds. The majority of our products are manufactured at our main production facilities in Durham and Research Triangle Park, North Carolina. We also use subcontractors in Asia to perform some of our manufacturing steps for certain LED and power products. We generate revenues from the following product lines:

•	LED chips and packaged products. We derive the largest portion of our revenue from the sale of blue, green and near UV LED chips and packaged LEDs.

•	Materials products. These products include our SiC and GaN wafers which are used in manufacturing LEDs, radio frequency, or RF, devices, and power devices and for research and development. It also includes SiC material in bulk crystal form, which is used in gemstone applications.

•	High-power products. These products include power switching devices made from SiC, which provide faster switching speeds than comparable silicon-based power devices, and also include wide bandgap RF and microwave devices made from SiC or GaN, which allow for higher power densities as compared to gallium arsenide.

•	Contracts with government agencies. Government agencies fund us in the development of primarily SiC-based new technology.

Industry Dynamics

Our business is primarily selling high-brightness LED products, which is affected by a number of industry factors, including design trends in mobile products, overall demand in products using high-brightness LEDs, an intense and constantly evolving competitive environment, and intellectual property issues. Currently, the most significant market for our LED chips is for illumination purposes in mobile products, including LCD backlighting, keypad illumination and flash units for camera phones. LED unit sales for mobile products are impacted by the number of LEDs used in a product, which varies depending on design trends and the brightness of the LEDs used in an application. Average LED sales prices generally decline each year as market players implement pricing strategies to gain or protect market share. To remain competitive, LED producers generally must increase product performance and reduce costs to support lower average sales prices. The mobile phone segment has become more competitive over the last several quarters which has caused companies to lower prices at a faster rate than was previously estimated. Finally, vigorous protection and pursuit of intellectual property rights characterize the semiconductor industry. Customers’ purchasing decisions can be influenced by whether a product may infringe valid intellectual property rights.

Highlights of the Second Quarter of Fiscal 2007

The following is a summary of our financial results in the three months ended December 24, 2006:

•	Our revenue from continuing operations was $89 million and reflected weak demand for our LED chips and continued competitive pricing pressures partially offset by continued increased demand for high-brightness LED packaged products, materials and high-power products.

•	Our gross margin was 34% of revenue.

•	We reported consolidated net income of $16 million and net income per diluted share of $0.21.

•	We received cash proceeds of $17 million and recognized a gain of $11 million on the sale of 931,275 shares of Color Kinetics Corporation common stock.

•	We generated positive cash flow from operations of $18 million.

•	We repurchased approximately 767,000 shares of our common stock for $13 million at an average price of $17.30.

•	Our balance sheet remained strong with $331 million in combined cash and investments.

•	During the quarter, we entered into a global distribution agreement with Arrow Electronics, Inc., to sell our XLamp® products.

Outlook for Fiscal 2007

We target that the LED chip market will continue to be challenged in the second half of fiscal 2007. We plan to continue to expand our global sales, marketing and distribution capabilities to support increased sales of our new LED components and high-power products.

For the remainder of fiscal 2007, we plan to work on increasing the brightness of our LED chips and packaged LED products. We plan to continue cost reduction initiatives for both our LED and SiC-based high-power products by converting to four-inch wafer production and transferring more of our production to our subcontractors in Asia. In addition, we target to invest $90 million to $100 million in capital expenditures, primarily at our North Carolina sites. This will support unit volume growth and is a critical part of our overall product cost reduction initiatives.

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

Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies and Other Matters,” of the Notes to Consolidated Financial Statements, included in Part 2, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 25, 2006. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded

Revenue Recognition:

We provide our customers with limited rights of return for non-conforming shipments and product warranty claims. In addition, certain of our sales arrangements provide for limited product exchanges and the reimbursement of certain sales costs incurred by our customers. As a result, we record an allowance at the time of sale, which is recorded as a reduction of product revenue and accounts receivable.

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

As of December 24, 2006 and June 25, 2006, the amount of our sales return allowance was $5.7 million and $5.4 million, respectively.

As of December 24, 2006 and June 25, 2006, we estimated the value of future product returns that would be returned to inventory to be $1.1 million and $1.7 million, respectively.

A 10% increase or decrease in our sales return estimates and deferred product costs asset at December 24, 2006 would have affected net income by approximately $315,000 for the six months ended December 24, 2006.

Accounting for Stock-Based Compensation:

We account for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Shared-Based Payment.” Under SFAS 123(R), compensation cost is calculated on the date of the grant using the Black-Scholes-Merton model. The compensation expense is then amortized over the vesting period.	We use the Black-Scholes-Merton model in determining fair value of our options at the grant date and apply judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option. Our estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.	If actual results are not consistent with our assumptions and judgments used in estimating key assumptions, we may be required to adjust compensation expense, which could be material to our results of operations.

Valuation of Long-Lived Assets:

We review long-lived assets such as property, equipment, goodwill, intangible assets and patents for impairment on a routine basis and when events and circumstances indicate that the carrying value of the assets recorded in our financial statements may not be recoverable. For example, a portion of our equipment may be scrapped; certain of our patents or patent applications may be abandoned. In these cases, we would directly write off these long-lived assets.

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

Using this impairment review methodology, we recorded no long-lived asset impairment charges during the three and six months ended December 24, 2006.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and AdjustmentsRecorded

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

For goodwill, we evaluate impairment in a two-step process. The first step compares the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, no impairment is recorded. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment analysis is performed. The second step is used to measure the amount of the impairment loss and compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount exceeds the implied fair value of the goodwill, an impairment loss is recognized for the excess. However, it should be noted that the loss recognized shall not be in excess of the carrying amount. Once a goodwill impairment loss is recognized, the adjusted carrying value shall be its new accounting basis.

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

We have also established a valuation allowance for capital loss carryforwards and unrealized losses on certain securities, where we believe that it is more likely than not that the tax benefits of the items will not be realized.

	The estimate of our tax contingencies reserve contains uncertainty because management must use judgment to estimate the exposures associated with various tax filing positions. To make these judgments, we make determinations about the likelihood that the specific taxing authority may challenge the tax deductions that we have taken on our tax return. Based on information about other tax settlements, we estimate amounts that we may settle with taxing authorities in order to conclude audits.	To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement might require use of our cash and result in an increase in our effective rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made. As of December 24, 2006, we had established tax reserves of $20.1 million and a valuation allowance of $6.0 million.

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

	Our inventory reserve is based on our analysis of sales levels by product and projections of future customer demand derived from historical order patterns and input received from our customers and our sales team. To mitigate uncertainties, we reserve for all inventory greater than twelve months old, unless there is an identified need for the inventory. In addition, we reserve for items that are considered obsolete based on changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for a product. When inventory is physically destroyed, we remove the inventory and the associated reserve from our financial records.	If our estimates regarding customer demand and physical inventory losses are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established reserves that could be material. A 10% increase or decrease in our actual inventory reserve at December 24, 2006 would have affected net income by approximately $83,000 for the six months ended December 24, 2006.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded

Accruals for Self-Insured and Other Liabilities:

We make estimates for the amount of costs that have been incurred but not yet billed for our self-funded medical insurance, general services, including legal fees, accounting fees and other expenses.	Our liabilities contain uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle claims and claims incurred but not reported as of the balance sheet date. When estimating our liabilities, we consider a number of factors, including interviewing our service providers for bills that have not yet been received. For self-insured liabilities, we estimate our liabilities based on historical claims experience.	If actual costs billed to us are not consistent with our assumptions and judgments, our expenses could be understated or overstated and these adjustments could materially affect our net income.

Results of Operations

The following table shows our consolidated statements of income expressed as a percentage of total revenue from continuing operations for the periods indicated:

	Three Months Ended		Six Months Ended
	December 24, 2006	December 25, 2005	December 24, 2006	December 25, 2005
Revenue:
Product revenue, net	91.8%	93.5%	92.9%	93.5%
Contract revenue, net	8.2	6.5	7.1	6.5

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product revenue	59.3	45.8	56.3	45.4
Contract revenue	6.5	4.8	5.7	4.5

Total cost of revenue	65.8	50.6	62.0	49.9

Gross margin	34.2	49.4	38.0	50.1
Operating expenses:
Research and development	16.5	14.0	15.0	13.2
Sales, general and administrative	14.2	10.3	12.7	10.3
Impairment or loss on disposal of long-lived assets	0.1	0.1	0.1	0.3

Total operating expenses	30.8	24.4	27.8	23.8

Income from operations	3.4	25.0	10.2	26.3
Non-operating income:
Gain on investments in securities, net	12.8	—	5.9	0.3
Other non-operating income	—	—	—	—
Interest income, net	4.5	2.8	4.1	2.5

Income from continuing operations before income taxes	20.7	27.8	20.2	29.1
Income tax expense	2.5	8.9	4.8	8.2

Income from continuing operations	18.2	18.9	15.4	20.9
Income (loss) from discontinued operations, net of related income tax benefit	0.2	(2.2)	0.1	(1.8)

Net income	18.4%	16.7%	15.5%	19.1%

Comparison of Three Months Ended December 24, 2006 and December 25, 2005

Revenue. Revenue from continuing operations decreased 16% to $88.8 million in the second quarter of fiscal 2007 from $105.6 million in the second quarter of fiscal 2006. Product revenue decreased 17% to $81.5 million from $98.8 million in the quarter-to-quarter comparison. The decrease in product revenue resulted from the decline in revenue of LED chip products partially offset by an increase in revenue from our high-brightness LED packaged products, materials and high-power products.

LED revenue declined 24% to $65.5 million in the second quarter of fiscal 2007 from $86.5 million in the second quarter of fiscal 2006, making up 74% of our total revenue from continuing operations. While unit shipments of our LED products increased 5% over the second quarter of fiscal 2006 due to slightly higher customer demand for mid-brightness products, our blended average LED sales price decreased 28% due to increasing price competition and changes in product mix for both high-brightness and mid-brightness devices. Sales of our mid-brightness products decreased 37% in the second quarter of fiscal 2007 and represented 52% of LED revenue, down from 63% in the second quarter of fiscal 2006. Sales of our high-brightness products declined 3% and represented 48% of LED revenue, up from 37% in the second quarter of fiscal 2006. The decrease in sales of high-brightness chips was offset by an increase in sales of high-brightness LED packaged products.

Materials revenue increased 16% to $10.6 million in the second quarter of fiscal 2007 from $9.1 million in the second quarter of fiscal 2006, making up 12% of our revenue from continuing operations. The primary driver of the increase in material revenue was a 13% increase in the average sales price due to changes in product and customer mix in combination with a 3% increase in the number of units sold.

Revenue from our high-power devices increased 75% to $5.3 million in the second quarter of fiscal 2007 from $3.0 million in the second quarter of fiscal 2006. The increase in revenue was primarily the result of higher sales of our Schottky diode and SiC MESFET products. Revenue from high-power devices was 6% of revenue from continuing operations in the second quarter of fiscal 2007.

Contract revenue increased 6% to $7.3 million in the second quarter of fiscal 2007 from $6.7 million in the second quarter of fiscal 2006, making up 8% of total revenue from continuing operations. The increase in revenue is primarily due to the start of new contract awards and contracts acquired in connection with the acquisition of INTRINSIC Semiconductor Corporation, or INTRINSIC.

Gross Margin. Gross margin from continuing operations in the second quarter of fiscal 2007 declined 42% to $30.4 million from $52.2 million in the second quarter of fiscal 2006. Our gross margin percentage decreased from 49% to 34% of revenue from continuing operations in the quarter-to-quarter comparison. The decrease was caused primarily by lower gross margins on sales of LED chip products as average selling prices declined faster than cost reductions due to increased pricing pressure in the marketplace for our LED chip products, lower factory utilization and higher startup costs related to the new component product lines.

Contract gross margins decreased to 20% in the second quarter of fiscal 2007 from 27% in the second quarter of fiscal 2006 as our mix of contract work has shifted towards projects that have a higher cost share component.

Research and Development. Research and development expenses from continuing operations decreased 1% in the second quarter of fiscal 2007 to $14.6 million from $14.8 million in the second quarter of fiscal 2006. Research and development spending supported our continued development of higher brightness LED chips, high power packaged LEDs, larger wafer process development and ongoing development for high-power devices.

Sales, General and Administrative. Sales, general and administrative (“SG&A”) expenses from continuing operations increased 16% in the second quarter of fiscal 2007 to $12.6 million compared to $10.8 million in the second quarter of fiscal 2006. During the second quarter of fiscal 2007, SG&A expenses reflected higher costs incurred in connection with the defense of our intellectual property, as well as continued spending on sales and marketing to support our incremental growth, the building of our global sales and marketing teams, and the continued development of the Cree brand.

Impairment or Loss on Disposal of Long-Lived Assets. Impairment or loss on the disposal of long-lived assets decreased to $85,000 in the second quarter of fiscal 2007 compared to $132,000 in the second quarter of fiscal 2006 as a result of the long-lived assets disposed of in each comparative quarter.

Gain on Investments in Securities, Net. During the second quarter of fiscal 2007, we sold 931,275 shares of Color Kinetics common stock for $16.7 million and recognized an $11.4 million gain.

Interest Income, Net. Net interest income increased 34% to $4.0 million in the second quarter of fiscal 2007 from $3.0 million in the second quarter of fiscal 2006 due to the higher interest rates received on our investments.

Income Tax Expense. Income tax expense from continuing operations for the second quarter of fiscal 2007 decreased 77% to $2.2 million from $9.4 million in the second quarter of fiscal 2006 primarily due to a decrease in taxable income. The decrease in income tax expense was also attributable to a decrease in our effective tax rate from 32% to 12%, which is primarily due to the retroactive reenactment of the research and experimentation tax credit of $1.0 million and a $2.0 million adjustment to the valuation allowance on deferred tax assets relating to federal capital loss carryovers. We currently target our effective tax rate for the remainder of fiscal 2007 to be approximately 31%, which does not reflect changes in the market price for shares of Color Kinetics common stock, which we treat as a discrete item each quarter.

Income (Loss) from Discontinued Operations, Net of Tax. In the second quarter of fiscal 2007, we entered into a sublease agreement for our Sunnyvale facility. As a result of entering into this agreement, we have adjusted our accrual for future lease obligations by $394,000 to reflect the actual payments to be received under the terms of the sublease agreement. This adjustment, offset by the continued expense arising from the Sunnyvale facility, resulted in our recording $245,000 of pre-tax net income, or $216,000 after-tax, for our discontinued Cree Microwave business in the second quarter of fiscal 2007. In the second quarter of fiscal 2006, we recorded a pre-tax operating loss of $3.5 million, or $2.3 million after-tax, as our Cree Microwave business generated revenue of $3.3 million from last time buy orders offset by heavy fixed costs incurred to operate the Sunnyvale facility. We also incurred additional charges related to the closure of this business in the second quarter of fiscal 2006 including $232,000 in severance expense, a $468,000 write-down of inventory that was scrapped, a $93,000 fixed asset impairment, and a $3.1 million charge for an accrual relating to the remaining lease contract obligation for the Sunnyvale facility.

Comparison of Six Months Ended December 24, 2006 and December 25, 2005

Revenue. Revenue from continuing operations decreased 8% to $192.7 million in the first half of fiscal 2007 from $208.5 million in the first half of fiscal 2006. Product revenue decreased 8% to $178.9 million in the first half of fiscal 2007 from $195.1 million in the first half of fiscal 2006. The decrease in product revenue resulted from the decline in revenue of LED chip products partially offset by an increase in revenue from our high-brightness LED packaged products, materials and high-power products.

LED revenue declined 13% to $148.2 million in the first six months of fiscal 2007 from $171.1 million in same prior year period, making up 77% of our total revenue from continuing operations. While unit shipments of our LED products increased 18% over the first half of fiscal 2006 due to higher customer demand for LED chip products used in mobile phones and other products and high-brightness LED packaged products, our blended average LED sales price decreased 27% due to increasing price competition and changes in product mix for both high-brightness and mid-brightness devices. Sales of our mid-brightness products decreased 15% in the first six months of fiscal 2007 and represented 59% of LED revenue, down from 60% in the first six months of fiscal 2006. Sales of our high-brightness products declined 11% and represented 41% of LED revenue, up from 40% in the first half of fiscal 2006. The decrease in sales of high-brightness chips was offset by an increase in sales of high-brightness LED packaged products, which was driven by an increase in the number of units sold during the first six months of fiscal 2007.

Materials revenue increased 19% to $20.8 million in the first half of fiscal 2007 from $17.5 million in the first half of fiscal 2006, making up 11% of our revenue from continuing operations. The primary driver of the increase in wafer product revenue was a 39% increase in the average sales price due to changes in product and customer mix. The increase in sales price was somewhat offset by a 14% decline in the number of units sold.

Revenue from our high-power devices increased 56% to $9.9 million in the first six months of fiscal 2007 from $6.3 million in the first six months of fiscal 2006. The increase in revenue was primarily the result of higher sales of our Schottky diode and SiC MESFET products. Revenue from high-power devices was 5% of revenue from continuing operations in the first half of fiscal 2007.

Contract revenue increased 2% to $13.8 million in the first six months of fiscal 2007 from $13.5 million in the first six months of fiscal 2006, making up 7% of total revenue from continuing operations. The increase in revenue is primarily due to the start of new contract awards and contracts acquired in connection with the acquisition of INTRINSIC.

Gross Margin. Gross margin from continuing operations in the first six months of fiscal 2007 declined 30% to $73.3 million from $104.4 million in the first six months of fiscal 2006. Our gross margin percentage decreased from 50% to 38% of revenue from continuing operations in the same period comparison. The decrease was caused primarily by lower gross margins on sales of LED chip products as average selling prices declined faster than cost reductions due to increased pricing pressure in the marketplace for our LED chip products, lower factory utilization and higher startup costs related to the new component product lines.

Contract gross margins decreased to 21% in the first half of fiscal 2007 from 30% in the first half of fiscal 2006 as our mix of contract work has shifted towards projects that have a higher cost share component.

Research and Development. Research and development expenses from continuing operations increased 5% in the first half of fiscal 2007 to $30.0 million from $27.6 million in the first half of fiscal 2006. The increase in research and development spending supported our continued development of higher brightness LED chips, high power packaged LEDs, larger wafer process development and ongoing development for high-power devices.

Sales, General and Administrative. SG&A expenses from continuing operations increased 14% in the first half of fiscal 2007 to $24.5 million as compared to $21.6 million in the first half of fiscal 2006. During the first six months of fiscal 2007, SG&A expenses reflected higher costs incurred in connection with the defense of our intellectual property, as well as increased spending on sales and marketing to support our incremental growth, the building of our sales and marketing teams, and the continued development of the Cree brand.

Impairment or Loss on Disposal of Long-Lived Assets. Impairment or loss on the disposal of long-lived assets decreased to $182,000 in the first half of fiscal 2007 compared to $700,000 in the first half of fiscal 2006 as a result of the long-lived assets disposed of in each comparative period. The majority of the fiscal 2006 loss represented the impairment of building improvements that were no longer being used at our Durham facility.

Gain on Investments in Securities, Net. During the second quarter of fiscal 2007, we sold 931,275 shares of Color Kinetics common stock for $16.7 million and recognized an $11.4 million gain. During the first quarter of fiscal 2006, we sold 63,782 shares of Color Kinetics common stock for $954,000 and recognized a $587,000 gain.

Interest Income, Net. Net interest income increased 48% to $7.8 million in the first half of fiscal 2007 from $5.3 million in the first half of fiscal 2006 due to higher interest rates received on our investments.

Income Tax Expense. Income tax expense from continuing operations for the first half of fiscal 2007 decreased 46% to $9.2 million from $17.1 million in the first half of fiscal 2006 primarily due to a decrease in taxable income. The decrease in income tax expense was also attributable to a decrease in our effective tax rate from 28% to 24%, which is primarily due to the retroactive reenactment of the research and experimentation tax credit. We currently target our effective tax rate for the remainder of fiscal 2007 to be approximately 31%, which does not reflect changes in the market price for shares of Color Kinetics common stock, which we treat as a discrete item each quarter.

Income (Loss) from Discontinued Operations, Net of Tax. In November 2006, we entered into a sublease agreement for our Sunnyvale facility. As a result of entering into this agreement, we have adjusted our accrual for future lease obligations by $394,000 to reflect the actual payments to be received under the terms of the sublease agreement. This adjustment, offset by the continued expense arising from the Sunnyvale facility, resulted in our recording $128,000 of pre-tax net income, or $139,000 after-tax, for our discontinued Cree Microwave business in the first half of fiscal 2007. In the first six months of fiscal 2006, we recorded a pre-tax operating loss of $5.7 million, or $3.9 million after-tax, as our Cree Microwave business generated revenue of $4.3 million offset by heavy fixed costs incurred to operate the Sunnyvale facility. We also incurred additional charges related to the closure of this business in the first half of fiscal 2006 including $624,000 in severance expense, a $668,000 inventory impairment charge, a $303,000 impairment of long-lived assets, and a $3.1 million charge for an accrual relating to the remaining lease contract obligation for the Sunnyvale facility.

Liquidity and Capital Resources

Our strong cash generating capability and financial condition gives us the financial ability to grow our business. Our principal source of liquidity is operating cash flows, which is derived from net income.

Operating Activities

In the first six months of fiscal 2007, our operations provided $61.0 million of cash as compared to $87.7 million of cash provided in the first six months of fiscal 2006. This $26.7 million decrease is primarily attributable to a $35.0 million decrease in operating income offset by a $8.0 million reduction in income tax expense.

For the quarter ended December 24, 2006, our inventory days on hand was 75. The increase in inventory during the first half of fiscal 2007 reflects the reduction in end customer demand and our efforts to build inventory levels in order to provide flexibility. Days sales outstanding was 66 days for the second quarter of fiscal 2007.

Investing Activities

In the first half of fiscal 2007, we used $53.3 million for investing activities. The $46.8 million decrease in net cash used in investing activities in the first half of fiscal 2007 as compared to the first half of fiscal 2006 was primarily attributable to the decline in reinvestment of cash from operations and the sale of various investments, including our sale of 931,275 shares of Color Kinetics common stock which resulted in $16.7 million in cash proceeds.

Financing Activities

We used $15.2 million for financing activities in the first six months of fiscal 2007. We repurchased 1.1 million shares of our common stock at an average purchase price of $17.54 per share with an aggregate cost of $18.7 million. This use of cash was partially offset by $3.8 million in proceeds generated from the exercise of 292,000 stock options during the first six months of fiscal 2007.

As of December 24, 2006, there remained approximately 4.4 million shares of our common stock approved for repurchase under the repurchase program authorized by the Board of Directors that extends through June 2007. Since the inception of our stock repurchase program in January 2001, we have repurchased 7.7 million shares of our common stock at an average price of $18.18 per share, with an aggregate value of $139.7 million. We intend to use available cash to purchase additional shares under the program. At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

Financial Condition

As of December 24, 2006, our cash and cash equivalents and short-term investments combined decreased $24.0 million, or 9%, from balances reported as of June 25, 2006. Our long-term investments held-to-maturity decreased by $20.6 million, or 17%, from balances reported as of June 25, 2006. The combined $44.6 million decrease in cash and investments resulted primarily from the purchase of INTRINSIC in the first quarter of fiscal 2007. Our net property and equipment has increased by $27.0 million, or 8%, since June 25, 2006, as investments made to expand production capabilities have been offset by depreciation expense and disposals of fixed assets. During the first half of fiscal 2007, we spent $60.6 million on capital additions. We currently have $1.1 million in capital lease obligations outstanding, which were acquired in connection with our purchase of INTRINSIC. We have no off-balance sheet obligations, commitments or contingencies or guarantees, and we do not use special purpose entities for any transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of December 24, 2006, we held a long-term investment in the equity securities of Color Kinetics, which is treated for accounting purposes under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as an investment in available-for-sale securities. This investment is carried at fair market value based upon the quoted market price of the stock as of December 22, 2006, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

It is our policy to write down these types of equity investments to their market value and record the related charge as an investment loss in our consolidated statements of income if we believe that an other-than-temporary decline existed in our marketable equity securities. As of December 24, 2006, we do not believe that an other-than-temporary decline existed in our investment in Color Kinetics because the market value of the security was above our cost. This investment is subject to market risk of equity price changes. The fair market value of this investment as of December 24, 2006, using the closing sales price as of December 22, 2006, was $18.1 million, compared to the fair market value as of June 25, 2006, using the closing sales price as of June 23, 2006, which was $29.1 million. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted equity price was approximately $1.8 million and $2.9 million at December 24, 2006 and at June 25, 2006, respectively.

We hold and expect to continue to consider investments in minority interests in companies having operations or technology in areas within our strategic focus. We generally are not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid, and do not fluctuate substantially from stated values. Many of our investments are in early stage companies or technology companies where operations are not yet sufficient to establish them as profitable concerns. Management continues to evaluate its investment positions on an ongoing basis. See Note 6, “Investments,” in the consolidated financial statements included in Part 1, Item 1, of this report for further information regarding our investments.

We have invested some of the proceeds from our cash from operations into high-grade corporate debt, commercial paper, government securities, and other investments at fixed interest rates that vary by security. These investments are A grade or better in accordance with our cash management policy. At December 24, 2006, we had $249.7 million invested in these securities, compared to $286.9 million at June 25, 2006. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported in our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair value and the amortized cost of these investments. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $25.0 million at December 24, 2006, and $28.7 million at June 25, 2006.

We have no off-balance sheet obligations, commitments, contingencies, or guarantees, nor do we use special purpose entities for any transactions. With two of our larger customers, we maintain a foreign currency adjustment to our sales price if Japanese yen and euro exchange rates against the U.S. dollar are not maintained. These revenue adjustments represent our main risk with respect to foreign currency since our contracts and purchase orders are denominated in U.S. dollars and have not had a material impact to our results of operations. We have no commodity risk.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2007 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 17, 2006, BridgeLux filed a complaint against us in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,869,812, entitled “High Power AlInGaN Based Multi-Chip Light Emitting Diode,” and seeking unspecified monetary damages and injunctive relief. On December 11, 2006, we filed an answer to this complaint in which we denied any infringement. Together with Boston University, we also asserted counterclaims against BridgeLux for infringement of the ‘236 and ‘738 patents originally asserted in the North Carolina case. In addition, we counterclaimed against BridgeLux for infringement of U.S. Patent Nos. 6,614,056 and No. 6,885,036 both entitled “Scalable LED With Improved Current Spreading Structures.” Our counterclaims seek monetary damages and injunctive relief to prohibit BridgeLux from infringing these four patents. We also request declaratory judgments that BridgeLux’s ‘812 patent is not infringed, is invalid based in part on our earlier ‘056 and ‘036 patents, and is unenforceable due to fraud and/or inequitable conduct committed before the U.S. Patent Office. BridgeLux has moved to sever and either dismiss or stay the proceedings on the infringement counterclaims.

On October 17, 2006, BridgeLux filed a complaint against us and Boston University in the U.S. District Court for the Northern District of California. The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to the ‘236 and ‘738 patents and of non-infringement with respect to U.S. Patent No. 6,600,175, entitled “Solid State White Light Emitter and Display Using Same,” which we own, and U.S. Patent No. 6,953,703, entitled “Method of Making a Semiconductor Device with Exposure of Sapphire Substrate to Activated Nitrogen,” which we license from the University on an exclusive basis . After we filed our counterclaims in the Texas action asserting the ‘056 and ‘036 patents, BridgeLux amended its complaint in the California action to add a request for a declaratory judgment of non-infringement with respect to these patents. We have moved to dismiss BridgeLux’s declaratory judgment claims regarding the ‘236, ‘738, ‘056 and ‘036 patents based on our prior filings in North Carolina and Texas and to dismiss the claims regarding the ‘175 and ‘703 patents for lack of subject matter jurisdiction.

Please refer to Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended June 25, 2006 for a description of other material legal proceedings.

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

Although we experienced significant revenue growth over the past few years, we may not be able to sustain such growth or maintain our margins, and we may experience significant fluctuations in our revenue, earnings and margins in the future. Historically, the prices of our LEDs have declined based on market trends. We attempt to maintain our margins by constantly developing improved or new products, which provide greater value and result in higher prices, or by lowering the cost of our LEDs. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

•	average sales prices for our products declining at a greater rate than anticipated;

•	our ability to develop, manufacture and deliver products in a timely and cost-effective manner;

•	variations in the amount of usable product produced during manufacturing (our “yield”);

•	our ability to improve yields and reduce costs in order to allow lower product pricing without margin reductions;

•	our increased reliance on and our ability to ramp up our subcontractors in Asia;

•	our ability to ramp up production for our new products;

•	our ability to convert our substrates used in our volume manufacturing to larger diameters;

•	our ability to produce higher brightness and more efficient LED products that satisfy customer design requirements;

•	our ability to develop new products to specifications that meet the evolving needs of our customers;

•	changes in demand for our products and our customers’ products may cause fluctuations in revenue and possible inventory obsolescence;

•	effects of an economic slow down on consumer spending on such items as cell phones, electronic devices and automobiles;

•	changes in the competitive landscape, such as availability of higher brightness LED products, higher volume production and lower pricing from Asian competitors;

•	changes in the mix of products we sell, which may vary significantly;

•	other companies’ inventions of new technology that may make our products obsolete;

•	product returns or exchanges that could impact our short-term results;

•	changes in purchase commitments permitted under our contracts with large customers;

•	changes in production capacity and variations in the utilization of that capacity;

•	disruptions of manufacturing that could result from damage to our manufacturing facilities from causes such as fire, flood or other casualties, particularly in the case of our single site for SiC wafer and LED production or disruptions from some of our sole source vendors; and

•	changes in accounting rules, such as recording expenses for stock option grants.

These or other factors could adversely affect our future operating results and margins. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

We face significant challenges managing our growth.

We have experienced a period of significant growth over the past few years that may challenge our management and other resources. We are also in the process of transforming our business to support a global components customer base. In order to manage our growth and change in our strategy effectively, we must continue to:

•	expand global sales, marketing and distribution;

•	implement and improve operating systems;

•	maintain adequate manufacturing facilities and equipment to meet customer demand;

•	maintain a sufficient supply of raw materials to support our growth;

•	improve the skills and capabilities of our current management team;

•	add experienced senior level managers;

•	attract and retain qualified people with experience in engineering, design and marketing; and

•	recruit and retain qualified manufacturing employees.

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

Our future success will depend on our ability to develop new SiC and GaN solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new SiC and GaN products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Products currently under development include larger, higher quality substrates and epitaxy, wide bandgap RF and microwave products based on SiC and GaN, SiC power devices, higher brightness LED products such as the new EZBrightTM LED, and high power packaged LEDs. The successful development and introduction of these products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions of market requirements and evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified development personnel;

•	our timely completion of product designs and development;

•	our ability to expand sales and influence key customers to adopt our products;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities and at low enough costs for commercial sales;

•	our customers’ ability to develop competitive products incorporating our products; and

•	acceptance of our customers’ products by the market.

If any of these or other factors become problematic, we may not be able to develop and introduce these new products in a timely or cost-efficient manner.

Our results of operations, financial condition and business would be harmed if we were unable to balance customer demand and capacity.

We are in the process of taking steps to address our manufacturing capacity needs for certain products. If we are not able to increase our capacity or if we increase our capacity too quickly, our business and results of operations could be adversely impacted. For example, with the lower sales in the second quarter of fiscal 2007, our factory utilization was lower . We are also expanding capacity for our XLamp products and qualifying a subcontractor. If we experience delays or additional unforeseen costs associated with this expansion, we may not be able to achieve our financial targets.

Our LED revenues are highly dependent on our customers’ ability to produce competitive white LED products using our LED chips.

Some of our customers package our blue LEDs in combination with phosphors to create white LEDs. Growth in sales of our high-brightness LED chips used in white light applications is dependent upon our customers’ ability to develop efficient white LED products using our chips. Nichia currently has the majority of the market share for white LEDs and other companies, such as Toyoda Gosei Co., Ltd., offer highly competitive blue chips and white products to compete with Nichia. The white LEDs that our customers produce with our chips historically have not been as bright as Nichia’s white LEDs. Even if our customers are able to develop higher performance white LED products, there can be no assurance that they will be able to compete with Nichia, Toyoda Gosei Co., Ltd., or other competitors.

We are highly dependent on trends in mobile products to drive a substantial percentage of LED demand.

Our results of operations could be adversely affected if we experience reduced customer demand for LED products for use in mobile products. During the first half of fiscal 2007, approximately 43% of our LED revenue was from sales of our products into mobile products. Our design wins are spread over numerous models and customers. Our ability to maintain or increase our LED product revenue depends in part on the number of models into which our customers design our products and the overall demand for these products, which is impacted by seasonal fluctuations and market trends. Design cycles in the mobile product industry are short and demand is volatile, which makes production planning difficult to forecast. Brightness performance, smaller size and price considerations are important factors in increasing our market share for mobile products.

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

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them. The concentration of our revenues with a few large customers makes us particularly susceptible to factors affecting those customers. For example, if demand for their products decreases, they may limit or stop purchasing our products and our operating results could suffer. In addition, the Sumitomo Corporation (“Sumitomo”) contract provides that Sumitomo may decrease its purchase commitment, as we experienced in fiscal 2006 and are experiencing in the first six months of fiscal 2007, or terminate the contract if its inventory of our product reaches a specified level. Sumitomo’s inventory of our products can vary materially each quarter based on fluctuations in its customer demand. In general, the success of our relationships with our customers is subject to a number of factors, including the dynamics of the overall market. For example, if some of our competitors were to license technology or form alliances with other parties, our business may be impacted.

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

There can be no assurance that third parties will not attempt to assert infringement claims against us or our customers with respect to our products. In addition, our customers may face infringement claims directed to the customer’s products that incorporate our products, and an adverse result could impair the customer’s demand for our products. We have also promised certain of our customers that we will indemnify them in the event they are sued by our competitors for infringement claims directed to the products we supply. Under this indemnification obligation we may be responsible for future payments to resolve infringement claims against them. From time to time we receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. Our practice is to investigate such claims to determine whether the assertions have merit and, if so, we take appropriate steps to seek to obtain a license or to avoid the infringement. However, we cannot predict whether a license will be available or that we would find the terms of any license offered acceptable or commercially reasonable. Failure to obtain a necessary license could cause us to incur substantial liabilities and costs and to suspend the manufacture of products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists all repurchases during the second quarter of fiscal 2007 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs
September 25 - October 22, 2006	—	$—	—	5,150,000
October 23 - November 19, 2006	—	$—	—	5,150,000
November 20 - December 24, 2006	767,082	$17.30	767,082	4,382,918

Total	767,082	$17.30	767,082	4,382,918

(1)	On January 18, 2001, we announced the authorization by our Board of Directors of a program to repurchase shares of our outstanding common stock. Several times since then, the Board has renewed the program and increased the number of shares that we can repurchase under the program. On June 20, 2006, the Board approved the extension of our stock repurchase program through June 24, 2007. As of December 24, 2006, 12.1 million shares of our common stock had been approved for repurchase under the program, of which approximately 4.4 million shares remain authorized for future repurchase.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on November 3, 2006. The following matters were submitted to a vote of the shareholders with the results shown below:

(a)	Election of eight directors, each elected to serve until the later of the next Annual Meeting of Shareholders or until such time as his successor has been duly elected and qualified.

Name	Votes For	Votes Withheld
Charles M. Swoboda	57,678,614	13,107,370
John W. Palmour, Ph. D.	57,765,292	13,020,692
Dolph W. von Arx	56,012,773	14,773,211
James E. Dykes	57,715,746	13,070,238
Clyde R. Hosein	70,269,243	516,741
Robert J. Potter, Ph. D	57,707,755	13,078,229
Harvey A. Wagner	57,711,054	13,074,930
Thomas H. Werner	70,266,275	519,709

(b)	Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ended June 24, 2007.

Votes For	Votes Against	Abstained
70,494,633	129,448	161,903

The matters listed above are described in detail in our definitive proxy statement dated September 15, 2006 for the Annual Meeting of Shareholders held on November 3, 2006.

Item 6. Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

4.1	Amendment No. 1 to Rights Agreement, dated as of October 16, 2006 between Cree, Inc. and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.02 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on October 16, 2006)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.
Date: January 19, 2007

/s/ John T. Kurtzweil
John T. Kurtzweil
Chief Financial Officer and Treasurer
(Authorized Officer and Chief Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Amendment No. 1 to Rights Agreement, dated as of October 16, 2006 between Cree, Inc. and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.02 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on October 16, 2006)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002