Form 10-Q
period 2007-03-25
CREE INC
filed 2007-04-20
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2007

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 9, 2007, was 84,260,011.

CREE, INC.

FORM 10-Q

For the Three and Nine Months Ended March 25, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 25, 2007	June 25, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,507	$88,768
Investments, held-to-maturity	147,248	167,450
Accounts receivable, net	61,252	68,363
Inventories, net	50,302	29,994
Deferred income taxes	11,860	10,092
Prepaid expenses and other current assets	12,498	11,437
Assets of discontinued operations	307	394

Total current assets	401,974	376,498
Property and equipment, net	359,178	342,238
Investments:
Held-to-maturity	74,330	119,400
Available-for-sale	16,467	29,072
Intangible assets, net	40,382	30,286
Goodwill	36,676	—
Other assets	4,941	2,706

Total assets	$933,948	$900,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$27,679	$23,214
Capital lease obligations	762	—
Accrued salaries and wages	8,922	8,828
Other current liabilities	6,073	4,256
Liabilities of discontinued operations	668	1,092

Total current liabilities	44,104	37,390
Long-term liabilities:
Deferred income taxes and contingent tax reserves	17,489	33,310
Other long-term liabilities	291	—
Long-term liabilities of discontinued operations	1,201	1,887

Total long-term liabilities	18,981	35,197
Shareholders’ equity:
Common stock, par value $0.00125; 200,000 shares authorized at March 25, 2007 and June 25, 2006; 76,655 and 77,227 shares issued and outstanding at March 25, 2007 and June 25, 2006, respectively	96	96
Additional paid-in-capital	577,758	580,804
Accumulated other comprehensive income, net of taxes	7,155	11,758
Retained earnings	285,854	234,955

Total shareholders’ equity	870,863	827,613

Total liabilities and shareholders’ equity	$933,948	$900,200

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 25, 2007	March 26, 2006	March 25, 2007	March 26, 2006
Revenue:
Product revenue, net	$82,318	$100,781	$261,258	$295,859
Contract revenue, net	7,935	6,923	21,695	20,387

Total revenue	90,253	107,704	282,953	316,246
Cost of revenue:
Product revenue, net	55,279	50,946	163,778	145,634
Contract revenue, net	6,002	5,423	16,934	14,880

Total cost of revenue	61,281	56,369	180,712	160,514

Gross margin	28,972	51,335	102,241	155,732

Operating expenses:
Research and development	15,797	13,333	44,777	40,910
Sales, general and administrative	13,123	11,826	37,659	33,395
(Gain) loss on disposal or impairment of long-lived assets	(154)	208	28	908

Total operating expenses	28,766	25,367	82,464	75,213

Income from operations	206	25,968	19,777	80,519

Non-operating income:
Gain on sale of investments, net	3	—	11,411	587
Other non-operating (loss) income	(8)	38	(6)	41
Interest income, net	3,998	3,482	11,844	8,777

Income from continuing operations before income taxes	4,199	29,488	43,026	89,924

Income tax (benefit) expense	(9,846)	5,194	(649)	22,342

Income from continuing operations	14,045	24,294	43,675	67,582
Income (loss) from discontinued operations, net of related income tax benefit (expense)	7,085	(294)	7,224	(4,152)

Net income	$21,130	$24,000	$50,899	$63,430

Earnings per share:
Basic:
Income from continuing operations	$0.19	$0.32	$0.57	$0.89

Income (loss) from discontinued operations	$0.09	$(0.01)	$0.09	$(0.06)

Net income	$0.28	$0.31	$0.66	$0.83

Diluted:
Income from continuing operations	$0.18	$0.31	$0.56	$0.87

Income (loss) from discontinued operations	$0.09	$—	$0.09	$(0.06)

Net income	$0.27	$0.31	$0.65	$0.81

Shares used in per share calculation:
Basic	76,417	76,464	76,809	76,011

Diluted	77,134	78,471	77,729	77,943

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Nine Months Ended
	March 25, 2007	March 26, 2006
Cash flows from operating activities:
Net income	$50,899	$63,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,043	55,460
Stock-based compensation	9,167	9,798
Impairment of inventory or loss on disposal of long-lived assets	22	4,093
Gain on sale of investment in securities	(11,411)	(587)
Amortization of premium/discount on investments held-to-maturity	(280)	922
Deferred income taxes	(20,195)	—
Changes in operating assets and liabilities:
Accounts and interest receivable	9,065	(24,672)
Inventories	(19,265)	3,048
Prepaid expenses and other current assets	(3,440)	8,224
Accounts payable, trade	3,587	(1)
Accrued expenses and other liabilities	5,414	2,943

Net cash provided by operating activities	83,606	122,658

Cash flows from investing activities:
Purchase of property and equipment	(71,850)	(54,214)
Purchase of INTRINSIC Semiconductor Corporation, net of cash acquired	(43,850)	—
Purchase of business or net assets of business	(1,258)	—
Purchase of investments held-to-maturity	(139,627)	(179,325)
Proceeds from maturities of investments held-to-maturity	205,240	88,791
Proceeds from sale of property and equipment	178	1,201
Proceeds from sale of investments	16,722	2,926
Purchase of patent and licensing rights	(4,491)	(3,018)

Net cash used in investing activities	(38,936)	(143,639)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,374	22,942
Repayments of capital lease obligations	(519)	—
Repurchase of common stock	(18,742)	—

Net cash (used in) provided by financing activities	(14,887)	22,942

Effects of foreign exchange changes on cash and cash equivalents	(44)	—

Net increase in cash and cash equivalents	29,739	1,961
Cash and cash equivalents:
Beginning of period	$88,768	$70,925

End of period	$118,507	$72,886

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,000	$17,013

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 25, 2007

(Unaudited)

1. Basis of Presentation

The consolidated balance sheet at March 25, 2007, the consolidated statements of income for the three and nine months ended March 25, 2007 and March 26, 2006, and the consolidated statements of cash flow for the nine months ended March 25, 2007 and March 26, 2006 have been prepared by Cree, Inc. (collectively with its subsidiaries, the “Company”) and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at March 25, 2007, and for all periods presented, have been made. The consolidated balance sheet at June 25, 2006 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s fiscal 2006 Annual Report on Form 10-K. The results of operations for the period ended March 25, 2007 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at March 25, 2007 and June 25, 2006, and the reported amounts of revenues and expenses during the three and nine months ended March 25, 2007 and March 26, 2006. Actual amounts could differ from those estimates.

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

The Company estimates its allowance in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Specifically, the Company reviews historical sales returns and other relevant data and matches returns or other credits to the quarter when the sales were originally recorded. Based on historical return percentages and other relevant factors, the Company estimates its potential future exposure on product sales that have been recorded. The allowance for sales returns at March 25, 2007 and June 25, 2006 was $4.3 million and $5.4 million, respectively.

In accordance with SFAS 48, the Company also records an estimate for the value of product returns that it believes will be returned to inventory in the future and resold. As of March 25, 2007 and June 25, 2006, the Company estimated the cost of future product returns at $1.2 million and $1.7 million, respectively, which is recorded in prepaid expenses and other current assets in the consolidated balance sheets.

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

The Company changed the name of INTRINSIC to Cree Dulles, Inc., effective July 10, 2006. All financial information of Cree Dulles, Inc., and its wholly owned subsidiary, is included in the consolidated financial statements of the Company from the date of acquisition.

The total purchase price is as follows (amounts in thousands):

Cash consideration paid to INTRINSIC stockholders	$43,330
Fair value of vested INTRINSIC stock options assumed by the Company	2,163
Direct transaction fees and expenses	646

Total purchase price	$46,139

The purchase price has been allocated based on estimated fair values of assets acquired and liabilities assumed. The Company’s purchase price allocation is as follows (amounts in thousands):

Cash and cash equivalents	$126
Accounts receivable, net	364
Inventories	876
Deferred tax assets	349
Other current assets	145
Property and equipment, net	2,343
Patents, net	3,014
Customer relationships	320
Developed technology	4,990
Goodwill	36,676
Accounts payable	(467)
Accrued expenses	(1,177)
Other liabilities	(139)
Capital lease obligations	(1,281)

Total purchase price	$46,139

In accordance with the criteria set forth in Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and in connection with the merger, the Company began to formulate a restructuring plan for the integration of INTRINSIC. During the third quarter of fiscal 2007, the Company completed its assessment of the Dulles, Virginia facility and as of March 25, 2007, ceased business operations at the location. Employees and certain machinery and equipment were relocated to the Durham, North Carolina operations.

As a result of ceasing business operations at this location, the Company recorded a $1.9 million disposal of property, plant and equipment, a $1.1 million charge for facility lease obligations, a $158,000 inventory write-off charge, and $46,000 in employee-related costs. The resulting charges increased goodwill by $3.2 million during the third quarter of fiscal 2007. The $1.1 million lease obligation was included in accrued expenses in the consolidated balance sheet as of March 25, 2007.

The Company remains liable for the operating lease of the Dulles facility through March 2009. In accordance with the provisions of SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities,” the Company has recorded a liability of $1.1 million for ongoing lease obligations. This liability represents the fair value of the remaining lease liability based on an estimate of the present value of the remaining lease obligations reduced by an estimate of sublease rental income that may be obtained for the property through the expiration of the lease term. The Company believes that significant write-downs related to ceasing operations at the Dulles facility have been completed.

The following table summarizes the changes in accrued liabilities during the third quarter of fiscal 2007 attributable to costs incurred related to ceasing operations of the Dulles facility:

($ in 000s)
Balance at December 24, 2006	$—
—
Charge for remaining lease obligations	(1,072)

Balance at March 25, 2007	$1,072

4. Discontinued Operations

During fiscal 2006, the Company discontinued the operations of its silicon-based radio frequency and microwave semiconductor business conducted by its Cree Microwave subsidiary (“CMI”). As of December 25, 2005, the Company completed production of all last time buy orders for CMI’s silicon products and terminated its remaining employees. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has reported the operating results of CMI for the three and nine months ended March 25, 2007 and March 26, 2006, and the assets and liabilities of CMI on the consolidated balance sheet at March 25, 2007 and June 25, 2006, as a discontinued operation.

The Company believes the significant write-downs related to the closure of CMI’s business have been completed; however, there may be future adjustments to the estimated accrual of future lease obligations. During the second quarter of fiscal 2007, the Company entered into a sublease agreement for its Sunnyvale facility. As a result of entering into this agreement, the Company adjusted its accrual for future lease obligations by $394,000 to reflect the actual payments agreed to under the terms of the sublease. The lease for the Sunnyvale facility expires in November 2011 and the Company does not intend to extend the term. The sublease also expires in November 2011.

The following table summarizes the changes attributable to costs incurred and charged to expense related to the exit activities for CMI, which are reflected in liabilities of discontinued operations in the consolidated balance sheets:

($ in 000s)
Balance at June 25, 2006	$2,866
Lease obligation payments	683
Sublease rental income	(87)
Sublease rate adjustment	394
Real estate commission payments	183

Balance at March 25, 2007	$1,693

The following table summarizes the amounts of revenue and pre-tax losses reported in discontinued operations for the respective income statement periods presented:

	Three Months Ended ($ in 000s)		Nine Months Ended ($ in 000s)
	March 25, 2007	March 26, 2006	March 25, 2007	March 26, 2006
Product revenue, net	$—	$—	$—	$4,266
Loss before income taxes	$(283)	$(432)	$(155)	$(6,114)

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

The following is a summary of the components of inventory:

	($ in 000s)
	March 25, 2007	June 25, 2006
Raw materials	$10,625	$6,425
Work-in-process	21,088	12,532
Finished goods	19,941	11,668

	51,654	30,625
Inventory reserve	(1,352)	(631)

Total inventories, net	$50,302	$29,994

6. Investments

The Company currently holds 864,385 shares of Color Kinetics, Incorporated (“Color Kinetics”) common stock. During fiscal 2007, the Company sold 931,275 shares of Color Kinetics common stock for $16.7 million and recognized an $11.4 million gain. During fiscal 2006, the Company sold 63,782 shares of Color Kinetics common stock for $954,000 and recognized a $587,000 gain. As of March 25, 2007 and June 25, 2006, the Company had recorded cumulative unrealized holding gains on its investment in Color Kinetics of $11.5 million and $18.7 million, or $7.2 million and $11.8 million, net of tax, respectively. The closing share price of Color Kinetics common stock as of March 23, 2007 and June 23, 2006 was used to determine the fair market value of the Company’s investment of $16.5 million and $29.1 million, respectively.

7. Intangible Assets

The following table reflects the components of intangible assets:

	($ in 000s)
	March 25, 2007	June 25, 2006
Customer relationships	$320	$—
Developed technology	4,990	—
Patent and license rights	44,441	37,112

	49,751	37,112
Accumulated amortization	(9,369)	(6,826)

Total intangible assets, net	$40,382	$30,286

Amortization expense	$2,567	$2,381

Customer relationships are amortized over ten years. Developed technology is amortized over seven years. Patent and license rights are amortized over twenty years.

8. Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended (in 000s, except per share data)		Nine Months Ended (in 000s, except per share data)
	March 25, 2007	March 26, 2006	March 25, 2007	March 26, 2006
Basic:
Net income	$21,130	$24,000	$50,899	$63,430

Weighted average common shares	76,417	76,464	76,809	76,011

Basic earnings per share	$0.28	$0.31	$0.66	$0.83

Diluted:
Net income	$21,130	$24,000	$50,899	$63,430

Weighted average common shares - basic	76,417	76,464	76,809	76,011
Dilutive effect of stock options	717	2,007	920	1,932

Weighted average common shares - diluted	77,134	78,471	77,729	77,943

Diluted earnings per share	$0.27	$0.31	$0.65	$0.81

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with SFAS No. 128, “Earnings per Share,” these shares were not included in calculating diluted earnings per share. For the three and nine months ended March 25, 2007, there were 9.5 million and 8.7 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive. For the three and nine months ended March 26, 2006, there were 5.1 million and 5.4 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

9. Shareholders’ Equity

The following presents a summary of activity in shareholders’ equity for the nine months ended March 25, 2007 (dollars and shares in thousands):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at June 25, 2006	$96	$580,804	$234,955	$11,758	$827,613
Exercise of common stock options for cash, 247 shares	—	2,516	—	—	2,516
Issuance of common stock for cash, 99 shares	—	1,858	—	—	1,858
Purchase and retirement of 1,067 shares of common stock	—	(18,714)	—	—	(18,714)
Purchase and retirement of restricted stock awards	—	(27)	—	—	(27)
Assumption of stock options in connection with the acquisition of INTRINSIC, 191 options	—	2,163		—	2,163
Release of contingent tax reserves		(1,307)			(1,307)
Income tax benefits from stock option exercises	—	1,443	—	—	1,443
Stock-based compensation (a)	—	9,022	—	—	9,022
Net income	—	—	50,899	—	50,899
Currency translation loss	—	—	—	(44)	(44)
Unrealized gain on marketable securities, net of tax of $935	—	—	—	1,537	1,537
Reclassification of realized gain on marketable securities, net of tax of $3,611	—	—	—	(6,096)	(6,096)

Comprehensive income	—	—	—	—	46,296

Balance at March 25, 2007	$96	$577,758	$285,854	$7,155	$870,863

(a)	The difference between total stock-based compensation expense of $9.2 million and the amount credited to additional paid-in capital of $9.0 million represents the portion of stock-based compensation expense attributable to the Company’s 2005 Employee Stock Purchase Plan. At March 25, 2007, this amount was classified as a current liability in the consolidated balance sheets in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

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

The Company recorded stock-based compensation of $2.7 million and $9.2 million in the three and nine months ended March 25, 2007, respectively. The Company recorded stock-based compensation of $3.5 million and $9.8 million in the three and nine months ended March 26, 2006, respectively. Approximately $663,000 and $618,000 of stock-based compensation were recorded in inventory in the Company’s consolidated balance sheets as of March 25, 2007 and June 25, 2006, respectively.

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following assumptions:

	Three Months Ended		Nine Months Ended
	March 25, 2007	March 26, 2006	March 25, 2007	March 26, 2006
Stock Option Grants:
Risk-free interest rate	4.79%	4.53%	4.69%	3.96%
Expected life, in years	4.5	4.5	4.5	4.5
Expected volatility	51.2%	42.0%	51.2%	42.0%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan:
Risk-free interest rate	5.10%	4.27%	5.10%	3.77%
Expected life, in years	0.5	0.5	0.5	0.5
Expected volatility	51.2%	42.0%	51.2%	42.0%
Dividend yield	0%	0%	0%	0%

The following table summarizes option activity as of March 25, 2007, and changes during the nine months then ended:

	Number of Shares (in 000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms	Average Intrinsic Value ($ in 000s)
Outstanding at June 25, 2006	10,188	$26.27
Granted	1,247	$18.89
Assumed	191	$10.66
Exercised	(246)	$10.21
Forfeited or expired	(383)	$26.62

Outstanding at March 25, 2007	10,997	$25.51	3.55	$12,504

As of March 25, 2007, there was approximately $24.2 million of total unrecognized compensation costs related to stock-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total intrinsic value of options exercised during the nine months ended March 25, 2007 was $2.1 million.

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of March 25, 2007, and changes during the nine months then ended, follows:

	Shares (in 000s)	Weighted- Average Grant-Date Fair Value
Nonvested at June 25, 2006	108	$25.65
Granted	149	$18.42
Vested	(42)	$25.92
Forfeited	—	—

Nonvested at March 25, 2007	215	$20.56

As of March 25, 2007, there was approximately $3.7 million of total unrecognized compensation costs related to nonvested restricted stock share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of four years.

11. Income Taxes

The variation between income taxes and income tax expense at the statutory rate of 35% is primarily due to the retroactive reenactment of the research and development tax credit, the release of $5.2 million of contingency reserves associated with the completion of the Company’s research and development tax credit study, the release of $9.3 million due to the expected resolution of Internal Revenue Service audits of the Company’s fiscal 2003, 2004 and 2005 federal income tax returns, the release of $1.5 million of valuation allowances on deferred tax assets related to federal capital loss carry forwards, and tax provision adjustments of $4.4 million associated with the filing of our fiscal 2006 federal tax returns and the amendment of our fiscal 2004 and 2005 federal tax returns.

In future periods, the Company will continue to adjust its deferred tax asset valuation allowance in connection with any increase or decrease in the value of its investment in Color Kinetics, which could increase or decrease the income tax expense for such period.

12. Recent Accounting Pronouncements

The Company continues to assess the impact that Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), will have on its consolidated financial statements. Issued by FASB in June 2006, FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements. The standard is effective for the Company beginning in fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value at specified election dates. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for the Company beginning in fiscal 2009. The Company has not yet determined the impact, if any, of the adoption of SFAS 159.

13. Subsequent Event

On March 30, 2007, the Company acquired all of the outstanding share capital of COTCO Luminant Device Ltd. (“COTCO”) in exchange for consideration consisting of 7,604,785 shares of the Company’s common stock and $70 million in cash. The cash portion of the purchase price is subject to a working capital adjustment after the closing of the transaction. Additional consideration of up to $125 million may be payable to the seller or its designees in the event COTCO achieves specific financial targets over the next two fiscal years. The Company may elect to pay the additional consideration, if any, in cash, shares of its common stock, or a combination of cash and stock, as long as the total number of shares of the Company’s common stock issued to the seller relating to the transaction is less than 9.99% of the Company’s then outstanding common stock. The acquisition will be accounted for under the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations,” and all related goodwill and other intangible assets will be accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

14. Commitments and Contingencies

Please refer to Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended June 25, 2006 for a description of material legal proceedings, including descriptions of the proceedings discussed below under the captions “In re Cree, Inc. Securities Litigation” and “Neumark v. Cree, Inc.” Please also refer to Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarter ended December 24, 2006 for a description of the proceedings discussed below under the caption “BridgeLux Patent Litigation.”

In re Cree, Inc. Securities Litigation

As described in Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended June 25, 2006, the U.S. District Court for the Middle District of North Carolina, in August 2005, dismissed the plaintiffs’ amended complaint in these consolidated cases and the plaintiff appealed the dismissal to the U.S. Court of Appeal for the Fourth Circuit. In a published opinion issued in February 2007, the appellate court affirmed the dismissal of the amended complaint. The plaintiffs petitioned for rehearing by the entire appellate court. The petition was denied in April 2007.

Neumark v. Cree, Inc.

As described in Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended June 25, 2006, this patent infringement case is pending before the U.S. District Court for the Southern District of New York. In March 2007, the court conducted a hearing, in accordance with the procedure laid out in the U.S. Supreme Court’s 1996 decision in Markman et al. v. Westview Instruments, Inc., for the purpose of determining the interpretation of disputed terms used in the claims of the patents at issue in the lawsuit.

BridgeLux Patent Litigation

As described in Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarter ended December 24, 2006, the Company initiated this litigation by filing a patent infringement action against BridgeLux, Inc., in federal court in North Carolina, and BridgeLux subsequently filed related actions in federal court in California and in Texas. In the California case, the Company’s motion to dismiss BridgeLux’s declaratory judgment claims remains pending. In the Texas case, BridgeLux alleged infringement of U.S. Patent No. 6,869,812. The Company denied any infringement in its answer and has moved for summary judgment of invalidity on certain claims of the ‘812 patent on the ground that the claims were anticipated by prior art. The Company also asserted counterclaims against BridgeLux in the Texas case for infringement of U.S. Patent Nos. 6,657,236 and 5,686,738. The Company had first alleged that BridgeLux infringed the ‘236 and ‘738 patents in its complaint filed in the North Carolina case, which BridgeLux has moved to dismiss. In February 2007, the court in Texas ordered that the claims on the ‘236 and ‘738 patents be severed and dismissed without prejudice on the ground that claims under these patents are the subject of prior pending litigation. BridgeLux had also moved to sever and to dismiss or stay proceedings on additional counterclaims the Company had asserted against BridgeLux for infringement of U.S. Patent Nos. 6,614,056 and 6,885,036. The court denied the motion by BridgeLux to sever the claims under the ‘056 and ‘036 patents, with the result that these claims remain pending in Texas.

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

Overview

We develop and manufacture semiconductor materials and electronic devices made from silicon carbide, or SiC, gallium nitride, or GaN, and related compounds. The majority of our products were manufactured at our main production facilities in Durham and Research Triangle Park, North Carolina. We also use subcontractors in Asia to perform some of our manufacturing steps for certain LED and power products. We generate revenues from the following product lines:

•	LED chips and packaged products. We derive the largest portion of our revenue from the sale of blue and green LED chips and packaged LEDs.

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

Industry Dynamics

Our business is primarily selling high-brightness LED products, which is affected by a number of industry factors, including overall demand in products using high-brightness LEDs, an intense and constantly evolving competitive environment, and intellectual property issues. Average LED sales prices generally decline each year as market players implement pricing strategies to gain or protect market share. To remain competitive, LED producers generally must increase product performance and reduce costs to support lower average sales prices. The LED high-brightness segment has become more competitive over the last several quarters which has caused companies to lower prices at a faster rate than was previously estimated.

Highlights of the Third Quarter of Fiscal 2007

The following is a summary of our financial results for the three months ended March 25, 2007:

•	Our revenue from continuing operations was $90 million as increased sales of our high-brightness LED chips and packaged products offset the seasonality in our mid-brightness products.

•	Our gross margin was 32% of revenue.

•

We reported consolidated net income of $21 million and net income per diluted share of $0.27, which includes tax benefits totaling $0.23 per diluted share. The tax benefit is primarily due to the completion of our research and development tax credit study and the expected resolution of three years of Internal Revenue Service audits.

•	We generated positive cash flow from operations of $23 million.

•	Combined cash and investments totaled $340 million at March 25, 2007.

•	On March 30, 2007, following the end of the third quarter, we completed the acquisition of COTCO Luminant Device Ltd., or COTCO, a leading supplier of high-brightness LED components in China.

Outlook for Fiscal 2007

We target that the LED chip market will remain highly competitive during the remainder of fiscal 2007. We plan to continue to expand our global sales, marketing, and distribution capabilities to support increased sales of our new LED components, including those from our acquisition of COTCO and high-power products.

For the remainder of fiscal 2007, we plan to work on increasing the brightness of our LED chips and packaged LED products. We plan to continue cost reduction initiatives for both our LED and SiC-based high-power products by converting some production to four-inch wafer and transferring more of our production to our subcontractors in Asia. In addition, we target to invest a total of $80 million to $90 million in capital expenditures during fiscal 2007. This will support unit volume growth and is a critical part of our overall product cost reduction initiatives.

We plan to continue to evaluate strategic investments to expand and strengthen our technology and product portfolio as well as to increase access to our targeted markets.

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

Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies and Other Matters,” of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 25, 2006. Management believes the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

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

As of March 25, 2007 and June 25, 2006, the amount of our sales return allowance was $4.3 million and $5.4 million, respectively.

As of March 25, 2007 and June 25, 2006, we estimated the value of future product returns that would be returned to inventory to be $1.2 million and $1.7 million, respectively.

A 10% increase or decrease in our sales return estimates and deferred product costs asset at March 25, 2007 would have affected net income by approximately $216,000 for the nine months ended March 25, 2007.

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

Using this impairment review methodology, we recorded no long-lived asset impairment charges during the three and nine months ended March 25, 2007 and $581,000 during the nine months ended March 26, 2006 for building improvements no longer being used at our Durham, North Carolina facility.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded

estimated future cash flows of the assets (undiscounted and without interest charges). If the estimated undiscounted future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated discounted future cash flows. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable (amortized) long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

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

We have also established a valuation allowance for capital loss carryforwards and unrealized losses on certain securities where we believe that it is more likely than not that the tax benefits of the items will not be realized.

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

For example, in the third quarter of fiscal 2007 we recorded a tax benefit of $17.9 million for the release of contingency reserves associated with the completion of our research and development tax credit study and the expected resolution of Internal Revenue Service audits of our fiscal 2003, 2004 and 2005 federal income tax returns.

As of March 25, 2007, we had established tax reserves of $3.3 million and a valuation allowance of $6.5 million.

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

	Our inventory reserve is based on our analysis of sales levels by product and projections of future customer demand derived from historical order patterns and input received from our customers and our sales team. To mitigate uncertainties, we reserve for all inventory greater than twelve months old, unless there is an identified need for the inventory. In addition, we reserve for items that are considered obsolete based on changes in customer demand, manufacturing process changes or new product introductions that may	If our estimates regarding customer demand and physical inventory losses are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established reserves that could be material. A 10% increase or decrease in our actual inventory reserve at March 25, 2007 would have affected net income by approximately $96,000 for the nine months ended March 25, 2007.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
eliminate demand for a product. When inventory is physically destroyed, we remove the inventory and the associated reserve from our financial records.

Accruals for Self-Insured and Other Liabilities:

We make estimates for the amount of costs that have been incurred but not yet billed for our self-funded medical insurance, general services, including legal fees, accounting fees and other expenses.	Our liabilities contain uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle claims and claims incurred but not reported as of the balance sheet date. When estimating our liabilities, we consider a number of factors, including interviewing our service providers for bills that have not yet been received. For self-insured liabilities, we estimate our liabilities based on historical claims experience.	If actual costs billed to us are not consistent with our assumptions and judgments, our expenses could be understated or overstated and these adjustments could materially affect our net income.

Results of Operations

The following table shows our consolidated statements of income expressed as a percentage of total revenue from continuing operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 25, 2007	March 26, 2006	March 25, 2007	March 26, 2006
Revenue:
Product revenue, net	91.2%	93.6%	92.3%	93.6%
Contract revenue, net	8.8	6.4	7.7	6.4

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product revenue	61.2	47.3	57.9	46.1
Contract revenue	6.7	5.0	6.0	4.7

Total cost of revenue	67.9	52.3	63.9	50.8

Gross margin	32.1	47.7	36.1	49.2
Operating expenses:
Research and development	17.5	12.4	15.8	12.9
Sales, general and administrative	14.5	11.0	13.3	10.6
(Gain) loss on disposal or impairment of long-lived assets	(0.2)	0.2	0.0	0.3

Total operating expenses	31.8	23.6	29.1	23.8
Income from operations	0.3	24.1	7.0	25.4
Non-operating income:
Gain on investments in securities, net	—	—	4.0	0.2
Other non-operating (loss) income	—	—	—	—
Interest income, net	4.4	3.2	4.2	2.8

Income from continuing operations before income taxes	4.7	27.3	15.2	28.4
Income tax (benefit) expense	(10.9)	4.8	(0.2)	7.1

Income from continuing operations	15.6	22.5	15.4	21.3
Income (loss) from discontinued operations net of income tax benefit (expense)	7.9	(0.3)	2.6	(1.3)

Net income	23.5%	22.2%	18.0%	20.0%

Comparison of Three Months Ended March 25, 2007 and March 26, 2006

Revenue. Revenue from continuing operations decreased 16% to $90.3 million in the third quarter of fiscal 2007 from $107.7 million in the third quarter of fiscal 2006. Product revenue decreased 18% to $82.3 million from $100.8 million in the quarter-to-quarter comparison. The decrease in product revenue resulted from the decline in revenue of mid-brightness LED chip products partially offset by an increase in revenue from our high-brightness LED chips and packaged products.

LED revenue declined 23% to $67.2 million in the third quarter of fiscal 2007 from $86.8 million in the third quarter of fiscal 2006, making up 74% of our total revenue from continuing operations. While unit shipments of our LED products decreased 6% from the third quarter of fiscal 2006 primarily due to lower customer demand for mid-brightness products, we also experienced an 18% decrease in our blended average LED sales price due to continued price competition and changes in product mix. Sales of our mid-brightness products decreased 44% in the third quarter of fiscal 2007 and represented 48% of LED revenue, down from 66% in the third quarter of fiscal 2006. Sales of our high-brightness products increased 20% and represented 52% of LED revenue, up from 34% in the third quarter of fiscal 2006. The primary drivers of the increase in our high-brightness products were a 7% increase in the number of units sold and a 12% increase in the blended average sales price due to changes in product mix.

Materials revenue remained flat at $10.0 million in the third quarter of fiscal 2007 making up 11% of our revenue from continuing operations. An 11% increase in the number of units sold was offset by a 10% decrease in the average sales price due to changes in product mix.

Revenue from our high-power devices increased 31% to $5.0 million in the third quarter of fiscal 2007 from $3.8 million in the third quarter of fiscal 2006. The increase in revenue was primarily the result of a 66% increase in unit shipments of our Schottky diode and SiC MESFET products. The increase in unit shipments was offset by a 21% decrease in the blended average sales price due to changes in product mix. Revenue from high-power devices was 6% of revenue from continuing operations in the third quarter of fiscal 2007.

Contract revenue increased 15% to $7.9 million in the third quarter of fiscal 2007 from $6.9 million in the third quarter of fiscal 2006, making up 9% of total revenue from continuing operations. The increase in revenue was primarily due to the start of new contract awards.

Gross Margin. Gross margin from continuing operations in the third quarter of fiscal 2007 declined 44% to $29.0 million from $51.3 million in the third quarter of fiscal 2006. Our gross margin percentage decreased from 48% to 32% of revenue from continuing operations in the quarter-to-quarter comparison. The decrease was caused primarily by lower gross margins on sales of LED chip products as average selling prices declined faster than product costs and higher costs on our new components products.

Contract gross margins increased to 24% in the third quarter of fiscal 2007 from 22% in the third quarter of fiscal 2006 as our mix of contract work has shifted towards projects that have a lower cost share component.

Research and Development. Research and development expenses from continuing operations increased 18% in the third quarter of fiscal 2007 to $15.8 million from $13.3 million in the third quarter of fiscal 2006. The increase in research and development spending supported our continued development of higher brightness LED chips, high power packaged LEDs, larger wafer process development and ongoing development of high-power devices.

Sales, General and Administrative. Sales, general and administrative, or SG&A expenses, from continuing operations increased 11% in the third quarter of fiscal 2007 to $13.1 million compared to $11.8 million in the third quarter of fiscal 2006. During the third quarter of fiscal 2007, SG&A expenses reflected higher costs incurred in connection with patent litigation, as well as increased spending on sales and marketing to support our new component product lines.

(Gain) Loss on Disposal or Impairment of Long-Lived Assets. We recorded a net gain of $154,000 on the disposal of long-lived assets in the third quarter of fiscal 2007 compared to a net loss of $208,000 in the third quarter of fiscal 2006 as a result of the long-lived assets disposed of in each comparative quarter.

Interest Income, Net. Net interest income increased 15% to $4.0 million in the third quarter of fiscal 2007 from $3.5 million in the third quarter of fiscal 2006 due to the higher interest rates received on our investments.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $9.8 million from continuing operations for the third quarter of fiscal 2007 as compared to income tax expense of $5.2 million in the third quarter of fiscal 2006. The change is primarily due to the release of contingent tax reserves associated with the completion of our research and development tax credit study, the expected resolution of Internal Revenue Service audits of fiscal 2003, 2004 and 2005 federal tax returns, the release of valuation allowances on deferred tax assets related to federal capital loss carryforwards, tax provision adjustments associated with the filing of our fiscal 2006 federal tax returns and a decrease in taxable income. We currently target our effective tax rate for fiscal 2007 to be approximately 29% which does not reflect changes in the market price for shares of Color Kinetics Incorporated, or Color Kinetics, common stock which we treat as a discrete item each quarter.

Income (Loss) from Discontinued Operations, Net of Tax. In the third quarter of fiscal 2007, we recorded after-tax income of $7.1 million from discontinued operations. The primary driver of the after-tax income was the release of Cree Microwave contingent tax reserves as a result of the expected resolution of Internal Revenue Service audits of fiscal 2003, 2004, and 2005 in the amount of $7.3 million partially offset by continued expenses arising from the Sunnyvale facility operating lease. In the third quarter of fiscal 2006, we recorded a pre-tax operating loss of $432,000, or $294,000 after-tax, for charges related to the closure of the business.

Comparison of Nine Months Ended March 25, 2007 and March 26, 2006

Revenue. Revenue from continuing operations decreased 11% to $283.0 million in the first nine months of fiscal 2007 from $316.2 million in the first nine months of fiscal 2006. Product revenue decreased 12% to $261.3 million in the first nine months of fiscal 2007 from $295.9 million in the first nine months of fiscal 2006. The decrease in product revenue resulted from the decline in revenue of LED chip products partially offset by an increase in revenue from our high-brightness LED packaged products, materials and high-power products.

LED revenue declined 17% to $215.3 million in the first nine months of fiscal 2007 from $258.0 million in the prior year period, making up 76% of our total revenue from continuing operations. While unit shipments of our LED products increased 10% over the first nine months of fiscal 2006 due to higher customer demand for LED chip products and high-brightness LED packaged products, our blended average LED sales price decreased 24% due to continued price competition and changes in product mix. Sales of our mid-brightness products decreased 26% in the first nine months of fiscal 2007 and represented 55% of LED revenue, down from 62% in the first nine months of fiscal 2006. Sales of our high-brightness products declined 1% in the first nine months of fiscal 2007 and represented 45% of LED revenue, up from 38% in the first nine months of fiscal 2006. The decrease in sales of high-brightness chips was offset by an increase in sales of high-brightness LED packaged products, which was primarily driven by an increase in the number of units sold during the first nine months of fiscal 2007.

Materials revenue increased 12% to $30.8 million in the first nine months of fiscal 2007 from $27.5 million in the first nine months of fiscal 2006, making up 11% of our revenue from continuing operations. The primary driver of the increase in materials revenue was a 21% increase in the average sales price due to changes in product and customer mix. The increase in sales price was somewhat offset by a 7% decline in the number of units sold.

Revenue from our high-power devices increased 46% to $14.9 million in the first nine months of fiscal 2007 from $10.2 million in the first nine months of fiscal 2006. The increase in revenue was primarily the result of a 103% increase in unit shipments of our Schottky diode and SiC MESFET products. The increase in unit shipments was offset by a 28% decrease in the blended average sales price due to changes in product mix. Revenue from high-power devices was 5% of revenue from continuing operations in the first nine months of fiscal 2007.

Contract revenue increased 6% to $21.7 million in the first nine months of fiscal 2007 from $20.4 million in the first nine months of fiscal 2006, making up 8% of total revenue from continuing operations. The increase in revenue was primarily due to the start of new contract awards.

Gross Margin. Gross margin from continuing operations in the first nine months of fiscal 2007 declined 34% to $102.2 million from $155.7 million in the first nine months of fiscal 2006. Our gross margin percentage decreased from 49% to 36% of revenue from continuing operations in the comparable period. The decrease was caused primarily by lower gross margins on sales of LED chip products as average selling prices declined faster than product costs, higher costs on our new component products, and lower factory utilization.

Contract gross margins decreased to 22% in the first nine months of fiscal 2007 from 27% in the first nine months of fiscal 2006 as our mix of contract work has shifted towards projects that have a higher cost share component.

Research and Development. Research and development expenses from continuing operations increased 9% in the first nine months of fiscal 2007 to $44.8 million from $40.9 million in the first nine months of fiscal 2006. The increase in research and development spending supported our continued development of higher brightness LED chips, high power packaged LEDs, larger wafer process development and ongoing development of high-power devices.

Sales, General and Administrative. SG&A expenses from continuing operations increased 13% in the first nine months of fiscal 2007 to $37.7 million as compared to $33.4 million in the first nine months of fiscal 2006. During the first nine months of fiscal 2007, SG&A expenses reflected higher costs incurred in connection with patent litigation, as well as increased spending on sales and marketing to support our new component product lines.

(Gain) Loss on Disposal or Impairment of Long-Lived Assets. Impairment or loss on the disposal of long-lived assets decreased to $28,000 in the first nine months of fiscal 2007 compared to $908,000 in the first nine months of fiscal 2006 as a result of the long-lived assets disposed of in each comparative period. The majority of the fiscal 2006 loss represented the impairment of building improvements that were no longer being used at our Durham facility.

Gain on Sale of Investments, Net. During the second quarter of fiscal 2007, we sold 931,275 shares of Color Kinetics common stock for $16.7 million and recognized an $11.4 million gain. During the first quarter of fiscal 2006, we sold 63,782 shares of Color Kinetics common stock for $954,000 and recognized a $587,000 gain.

Interest Income, Net. Net interest income increased 35% to $11.8 million in the first nine months of fiscal 2007 from $8.8 million in the first nine months of fiscal 2006 due to higher interest rates received on our investments.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $649,000 from continuing operations for the first nine months of fiscal 2007 as compared to income tax expense of $22.3 million in the first nine months of fiscal 2006. The change is primarily due to the release of contingent tax reserves associated with the completion of our research and development tax credit study, the expected resolution of Internal Revenue Service audits of our fiscal 2003, 2004 and 2005 federal tax returns, the release of valuation allowances on deferred tax assets related to federal capital loss carryforwards, tax provision adjustments associated with the filing of our fiscal 2006 federal tax returns and a decrease in taxable income. We currently target our effective tax rate for fiscal 2007 to be approximately 29%, which does not reflect changes in the market price for shares of Color Kinetics common stock which we treat as a discrete item each quarter.

Income (Loss) from Discontinued Operations, Net of Tax. In the first nine months of fiscal 2007, we recorded after-tax income of $7.2 million from discontinued operations. The primary driver of the after-tax income was the release of Cree Microwave contingent tax reserves as a result of the expected resolution of Internal Revenue Service audits of our fiscal 2003, 2004, and 2005 federal tax returns in the amount of $7.3 million partially offset by continued expenses arising from the Sunnyvale facility operating lease. In the first nine months of fiscal 2006, we recorded a pre-tax operating loss of $6.1 million, or $4.2 million after-tax, as our Cree Microwave business generated revenue of $4.3 million offset by heavy fixed costs incurred to operate the Sunnyvale facility. We also incurred additional charges of $5.3 million related to the closure of this business during fiscal 2006.

Liquidity and Capital Resources

Our cash generating capability and financial condition gives us the financial ability to grow our business. Our principal source of liquidity is operating cash flows, which is derived from net income.

On March 30, 2007, we acquired all of the outstanding share capital of COTCO in exchange for consideration consisting of 7,604,785 shares of our common stock and $70 million in cash, which will reduce the amount of our cash and investments to $270 million. The cash portion of the purchase price is subject to a working capital adjustment after the closing of the transaction. Additional consideration of up to $125 million may be payable to the seller or its designees in the event COTCO achieves specific financial targets over our next two fiscal years. We may elect to pay the additional consideration, if any, in cash, shares of our common stock or a combination of cash and stock, as long as the total number of shares of the Company’s common stock issued to the seller relating to the transaction is less than 9.99% of the Company’s then outstanding common stock.

Operating Activities

In the first nine months of fiscal 2007, our operations provided $83.6 million of cash as compared to $122.7 million of cash provided in the first nine months of fiscal 2006. This $39.1 million decrease is primarily attributable to a $60.7 million decrease in operating income offset by a $28.4 million reduction in income tax expense.

For the quarter ended March 25, 2007, our inventory days on hand were 74. The increase in inventory during the first nine months of fiscal 2007 reflects an inventory build in support of our new product lines being introduced in the market. Accounts receivable days sales outstanding were 61 days for the third quarter of fiscal 2007.

Investing Activities

In the first nine months of fiscal 2007, we used $38.9 million for investing activities. The $104.7 million decrease in net cash used in investing activities in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 was primarily attributable to the decline in reinvestment of cash from operations.

Financing Activities

We used $14.9 million for financing activities in the first nine months of fiscal 2007. We repurchased 1.1 million shares of our common stock at an average purchase price of $17.54 per share with an aggregate cost of $18.7 million. This use of cash was partially offset by $4.4 million in proceeds generated from the issuance of common stock upon the exercise of stock options during the first nine months of fiscal 2007.

As of March 25, 2007, there remained approximately 4.4 million shares of our common stock approved for repurchase under the repurchase program authorized by the Board of Directors that extends through June 2007. Since the inception of our stock repurchase program in January 2001, we have repurchased 7.7 million shares of our common stock at an average price of $18.18 per share, with an aggregate value of $139.7 million. We intend to use available cash to purchase additional shares under the program. At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

Financial Condition

As of March 25, 2007, subsequent to our March 25, 2007 quarter close, our cash and cash equivalents and short-term investments combined increased $9.5 million, or 4%, from balances reported as of June 25, 2006. Our long-term investments held-to-maturity decreased by $45.1 million, or 38%, from balances reported as of June 25, 2006. The combined $35.6 million decrease in cash and investments resulted primarily from the purchase of INTRINSIC in the first quarter of fiscal 2007. Our net property and equipment has increased by $16.9 million, or 5%, since June 25, 2006, as investments made to expand production capabilities have been partially offset by depreciation expense and disposals of fixed assets. During the first nine months of fiscal 2007, we spent $71.9 million on capital additions. As of March 25, 2007, we have $762,000 in capital lease obligations outstanding, which were acquired in connection with our purchase of INTRINSIC Semiconductor Corporation, or INTRINSIC. We have no off-balance sheet obligations, commitments or contingencies or guarantees, and we do not use special purpose entities for any transactions.

We plan to meet the cash needs for the business for fiscal 2007 through cash from operations and cash on hand. Actual results may differ from our targets for a number of reasons addressed in this report. We may also issue debt, additional shares of common stock, or use available cash on hand for the acquisition of complementary businesses or other significant assets. From time to time, we evaluate strategic opportunities and potential investments in complementary businesses and anticipate continuing to make such evaluations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 25, 2007, we held a long-term investment in the equity securities of Color Kinetics, which is treated for accounting purposes under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as an investment in available-for-sale securities. This investment is carried at fair market value based upon the quoted market price of the stock as of March 23, 2007, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

It is our policy to write down these types of equity investments to their market value and record the related charge as an investment loss in our consolidated statements of income if we believe that an other-than-temporary decline existed in our marketable equity securities. As of March 25, 2007, we do not believe that an other-than-temporary decline existed in our investment in Color Kinetics because the market value of the security was above our cost. This investment is subject to market risk of equity price changes. The fair market value of this investment as of March 25, 2007, using the closing sales price as of March 23, 2007, was $16.5 million, compared to the fair market value as of June 25, 2006, using the closing sales price as of June 23, 2006, which was $29.1 million. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted equity price was approximately $1.7 million and $2.9 million at March 25, 2007 and at June 25, 2006, respectively.

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

We have invested some of the proceeds from our cash from operations into high-grade corporate debt, commercial paper, government securities, and other investments at fixed interest rates that vary by security. These investments are A grade or better in accordance with our cash management policy. At March 25, 2007, we had $221.6 million invested in these securities, compared to $286.9 million at June 25, 2006. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported in our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair value and the amortized cost of these investments. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $22.2 million at March 25, 2007, and $28.7 million at June 25, 2006.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2007 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 25, 2006 for a description of material legal proceedings, including descriptions of the proceedings discussed below under the captions “In re Cree, Inc. Securities Litigation” and “Neumark v. Cree, Inc.” Please also refer to Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended December 24, 2006 for a description of the proceedings discussed below under the caption “BridgeLux Patent Litigation.”

In re Cree, Inc. Securities Litigation

As described in Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended June 25, 2006, the U.S. District Court for the Middle District of North Carolina, in August 2005, dismissed the plaintiffs’ amended complaint in these consolidated cases and the plaintiff appealed the dismissal to the U.S. Court of Appeal for the Fourth Circuit. In a published opinion issued in February 2007, the appellate court affirmed the dismissal of the amended complaint. The plaintiffs petitioned for rehearing by the entire appellate court. The petition was denied in April 2007.

Neumark v. Cree, Inc.

As described in Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended June 25, 2006, this patent infringement case is pending before the U.S. District Court for the Southern District of New York. In March 2007, the court conducted a hearing, in accordance with the procedure laid out in the U.S. Supreme Court’s 1996 decision in Markman et al. v. Westview Instruments, Inc., for the purpose of determining the interpretation of disputed terms used in the claims of the patents at issue in the lawsuit.

BridgeLux Patent Litigation

As described in Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended December 24, 2006, we initiated this litigation by filing a patent infringement action against BridgeLux, Inc., in federal court in North Carolina, and BridgeLux subsequently filed related actions in federal court in California and in Texas. In the California case, the Company’s motion to dismiss BridgeLux’s declaratory judgment claims remains pending. In the Texas case, BridgeLux alleged infringement of U.S. Patent No. 6,869,812. We denied any infringement in our answer and have moved for summary judgment of invalidity on certain claims of the ‘812 patent on the ground that the claims were anticipated by prior art. We also asserted counterclaims against BridgeLux in the Texas case for infringement of U.S. Patent Nos. 6,657,236 and 5,686,738. We had first alleged that BridgeLux infringed the ‘236 and ‘738 patents in our complaint filed in the North Carolina case, which BridgeLux has moved to dismiss. In February 2007, the court in Texas ordered that the claims on the ‘236 and ‘738 patents be severed and dismissed without prejudice on the ground that claims under these patents are the subject of prior pending litigation. BridgeLux had also moved to sever and to dismiss or stay proceedings on additional counterclaims we had asserted against BridgeLux for infringement of U.S. Patent Nos. 6,614,056 and 6,885,036. The court denied the motion by

BridgeLux to sever the claims under the ‘056 and ‘036 patents, with the result that these claims remain pending in Texas.

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

Although we experienced significant revenue growth over the past few years, we may not be able to sustain such growth or maintain our margins, and we may experience significant fluctuations in our revenue, earnings and margins in the future. Historically, the prices of our LEDs have declined based on market trends. We attempt to maintain our margins by constantly developing improved or new products, which provide greater value and result in higher prices, or by lowering the cost of our LEDs. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

•	average sales prices for our products declining at a greater rate than anticipated;

•	fluctuations in foreign currency as more of our revenue may be in non-U.S. currencies;

•	our ability to develop, manufacture and deliver products in a timely and cost-effective manner;

•	variations in the amount of usable product produced during manufacturing (our “yield”);

•	our ability to improve yields and reduce costs in order to allow lower product pricing without margin reductions;

•	our increased reliance on and our ability to ramp up capacity at COTCO and our subcontractors in Asia;

•	our ability to ramp up production for our new products;

•	our ability to convert our substrates used in our volume manufacturing to larger diameters;

•	our ability to produce higher brightness and more efficient LED products that satisfy customer design requirements;

•	our ability to develop new products to specifications that meet the evolving needs of our customers;

•	changes in demand for our products and our customers’ products may cause fluctuations in revenue and possible inventory obsolescence;

•	effects of an economic slow down on consumer spending on such items as cell phones, electronic devices and automobiles;

•	changes in the competitive landscape, such as availability of higher brightness LED products, higher volume production and lower pricing from competitors;

•	changes in the mix of products we sell, which may vary significantly;

•	other companies’ inventions of new technology that may make our products obsolete;

•	product returns or exchanges that could impact our short-term results;

•	changes in purchase commitments permitted under our contracts with large customers;

•	changes in production capacity and variations in the utilization of that capacity;

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

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions. For example, in July 2006 we acquired INTRINSIC Semiconductor Corporation and in March 2007 we acquired COTCO. If we choose to make acquisitions, we face certain risks, such as failure of the acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired business, and difficulty in integrating the acquired business’s operations, personnel and financial and operating systems into our current business. We may not be able to successfully address these risks or any other problems that arise from our recent or future acquisitions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition could adversely affect our business, results of operations and financial condition.

If we are unable to effectively expand the distribution channels for our component products , our operating results may suffer

We are expecting to be working in business channels that are different from those we currently operate in as we grow our business and sell more components versus LED chips. If we are unable to complete the development of these new distribution channels to ensure our products are reaching the appropriate customer base, our financial results may be impacted. In addition, if we are successful in penetrating these new distribution channels, we cannot guarantee that the customer will accept our components or that we will be able manufacture and deliver them in the timeline established by the customer.

Our traditional LED chip customers may reduce orders as a result of our entry into the packaged LED markets.

We began shipping packaged LED devices in fiscal 2005. In addition, in March 2007, we acquired COTCO. As a result, some of our customers may reduce their orders for our chips because we are competing with them in the packaged LED business. This reduction in orders could occur faster than our packaged LED business can grow in the near term, which could reduce our overall revenue and profitability.

Our operating results are substantially dependent on the development of new products based on our technology.

Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Products currently under development include larger, higher quality substrates and epitaxy, wide bandgap RF and microwave power devices, higher brightness LED products such as the new EZBrightTM LED, and high power packaged LEDs. The successful development and introduction of these products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions of market requirements and evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified development personnel;

•	our timely completion of product designs and development;

•	our ability to expand sales and influence key customers to adopt our products;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities and at low enough costs for commercial sales;

•	our customers’ ability to develop competitive products incorporating our products;

•	acceptance of our customers’ products by the market; and

•	transition the majority of our LEDs from 3-inch to 4-inch wafers.

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

Our acquisition of COTCO exposes us to the risks inherent in doing business in China, which may adversely affect our business, results of operations, and financial condition.

As a result of our March 2007 acquisition of COTCO, which has operations and a manufacturing facility in China, we are exposed to risk associated with operating in China, including the following:

•	foreign exchange fluctuations, as COTCO’s operations and sales are denominated in non-U.S. currency;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	disruptions in operations due to the expansion of China’s domestic infrastructure;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing a distant international subsidiary;

•	the burden of complying with foreign and international laws and treaties; and

•	the burden of complying with and changes in international taxation policies.

In addition, the Chinese government and provincial and local governments have provided, and continue to provide, various incentives to encourage the development of the technology industry in China. Such incentives include tax rebates, reduced tax rates, favorable lending policies, and other measures, some or all of which may be available to us with respect to the facility we have acquired in China. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any such reduction or elimination of incentives currently provided to COTCO could adversely affect our business and results of operations.

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

We are in the process of taking steps to address our manufacturing capacity needs for certain products. If we are not able to increase our capacity or if we increase our capacity too quickly, our business and results of operations could be adversely impacted. We are also expanding capacity for our XLamp® products and qualifying COTCO. If we experience delays or additional unforeseen costs associated with this expansion, we may not be able to achieve our financial targets.

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

Our materials products, our LED products, and our high-power products are manufactured using technologies that are highly complex. We manufacture our SiC wafer products from bulk SiC crystals, and we use these SiC wafers to manufacture our LED products and our SiC-based high-power semiconductors. During our manufacturing process, each wafer is processed to contain numerous die, which are the individual semiconductor devices. Our high-power devices and XLamp products are then further processed by incorporating them into packages for sale as packaged components. The number of usable crystals, wafers, dies and packaged components that result from our production processes can fluctuate as a result of many factors, including but not limited to the following:

•	variability in our process repeatability and control;

•	impurities in the materials used;

•	contamination of the manufacturing environment;

•	equipment failure, power outages or variations in the manufacturing process;

•	lack of consistency and adequate quality and quantity of piece parts and other raw materials;

•	losses from broken wafers or human errors;

•	defects in packaging either within our control or at our subcontractors; and

•	transition of our LED wafer production from 3-inch to 4-inch wafers.

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

We depend on a few large customers and our revenues may be affected by their contract terms.

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them. The concentration of our revenues with a few large customers makes us particularly susceptible to factors affecting those customers. For example, if demand for their products decreases, they may limit or stop purchasing our products and our operating results could suffer. In addition, the Sumitomo Corporation, or Sumitomo contract provides that Sumitomo may decrease its purchase commitment, as we experienced in fiscal 2006 and are experiencing in the first nine months of fiscal 2007, or terminate the contract if its inventory of our product reaches a specified level. Sumitomo’s inventory of our products can vary materially each quarter based on fluctuations in its customer demand. In general, the success of our relationships with our customers is subject to a number of factors, including the dynamics of the overall market. For example, if some of our competitors were to license technology or form alliances with other parties, our business may be impacted.

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

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

2.01	Share Purchase Agreement, dated as of March 11, 2007, between COTCO Holdings Limited and Cree, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007

10.2	Shareholders’ and Registration Rights Agreement, dated as of March 11, 2007, between Cree, Inc. and COTCO Holdings Limited

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.
Date: April 20, 2007

/s/ John T. Kurtzweil
John T. Kurtzweil
Chief Financial Officer and Treasurer (Authorized Officer and Chief Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.01	Share Purchase Agreement, dated as of March 11, 2007, between COTCO Holdings Limited and Cree, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007

10.2	Shareholders’ and Registration Rights Agreement, dated as of March 11, 2007, between Cree, Inc. and COTCO Holdings Limited

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002