Form 10-K
period 2007-06-24
CREE INC
filed 2007-08-22
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 24, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-21154

CREE, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-1572719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4600 Silicon Drive Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code)

(919) 313-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00125 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

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

The aggregate market value of common stock held by non-affiliates of the registrant as of December 22, 2006 was approximately $760,121,894 (based on the closing sale price of $17.07 per share).

The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of July 25, 2007 was 84,750,563.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 1, 2007 are incorporated by reference into Part III.

CREE, INC.

FORM 10-K

For the Fiscal Year Ended June 24, 2007

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

PART I

Item 1.    Business

Introduction

Cree, Inc., a North Carolina corporation established in 1987, develops and manufactures semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. Our SiC and GaN materials technologies are the basis for many of the devices that we develop and produce. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs), sapphire and other materials used for certain electronic applications. We currently focus our expertise in SiC and GaN on light emitting diodes (LEDs), including blue and green LED chips, high brightness packaged LEDs and high-power products, including power switching, wide bandgap radio frequency (RF) and microwave devices. We have products commercially available in each of these categories.

We derive the majority of our revenue from sales of our LED products. We also generate revenue from sales of SiC and GaN materials, including gemstone materials, and we earn revenue under government contracts that support some of our research and development programs to the extent the contract funding exceeds our direct cost of performing those activities.

Most semiconductor devices are fabricated on wafers made from silicon crystals. Silicon evolved as the dominant semiconductor material because it is relatively easy to grow into large, high-quality single crystals that are suitable for fabricating many types of electronic devices. Alternative semiconductors such as GaAs were developed to enable the fabrication of improved RF devices and optoelectronic products such as red LEDs and red lasers. Wide bandgap semiconductors, such as SiC and GaN, have emerged to provide improved capabilities for certain types of solid-state devices. SiC is most commonly targeted for power devices, while GaN is generally targeted for RF and optoelectronic applications such as blue and green LEDs.

In fiscal 2005, we operated our business in two reportable segments. In the fourth quarter of fiscal 2005, we announced the closure of the Cree Microwave segment, our silicon-based RF and microwave semiconductor business located in Sunnyvale, California. Effective December 25, 2005, we reported Cree Microwave as a discontinued operation. For further information about this business closure, see Note 4, “Discontinued Operations,” in our consolidated financial statements included in Item 8 of this report. As a result of the closure of the Cree Microwave silicon business, we now operate our business in one reportable segment.

The majority of our products are manufactured at our main production facility in Durham, North Carolina, in a six-part process, which includes SiC crystal growth, wafering, polishing, epitaxial deposition, fabrication and testing. Additionally, we package certain high brightness LEDs and high-power products in our Durham facility, our recently acquired facility in Huizhou, China and in other foreign countries through the use of subcontractors. We also operate research and development facilities in Goleta, California, Hong Kong and Kista, Sweden.

In July 2006, we acquired INTRINSIC Semiconductor Corporation (INTRINSIC). This acquisition is enabling us to accelerate the commercialization of low-defect substrates. For further information about this acquisition, see Note 3, “Acquisitions,” in our consolidated financial statements included in Item 8 of this report.

In March 2007, we acquired COTCO Luminant Device Limited (COTCO), which is headquartered in Hong Kong and has production facilities in China. This acquisition should enable us to manufacture and package high brightness packaged LEDs at a lower cost and allow us to continue to be competitive in the highly competitive LED environment. For further information about this acquisition, see Note 3, “Acquisitions,” in our consolidated financial statements included in Item 8 of this report.

Products and Products Under Development

We produce LEDs, SiC and GaN material products, and high-power products using our SiC and GaN materials.

LED Products

LED revenue represented 78%, 81%, and 84% of revenue from continuing operations for the fiscal years ended June 24, 2007, June 25, 2006, and June 26, 2005, respectively.

LED Chip Products.    Our LED chip products include blue and green devices made from GaN and related materials grown on SiC substrates. LEDs are solid-state electronic components used in a number of applications, including backlighting for mobile products, automotive interior lighting, full-color electronic displays, gaming equipment, consumer products and other electronic equipment. Some of our customers combine our blue LEDs with phosphors to create white LEDs. Our customers’ white LED products are used in various applications for mobile products, including the backlight for full-color display screens, white keypads and the camera flash function. Our customers’ white LEDs also are used as a light source for a number of specialized lighting applications. Some of our customers use our blue and green high-brightness LEDs for video screens, gaming displays such as pachinko, and automotive backlighting. LEDs offer several advantages over small incandescent bulbs, including longer life, lower maintenance costs, reduced energy consumption, and smaller space requirements. We currently sell the majority of our LEDs in chip form to customers who package and sell them in a variety of applications. Our LED chips are currently available in a variety of brightness levels, wavelengths (color) and sizes.

High Brightness Packaged LEDs.    Our packaged LED products include a range of products from our high brightness LEDs for lighting applications to surface mount (SMD) and through-hole LEDs for signage, gaming and other applications.

Our high brightness packaged LED products include the XLamp®, which consists of the 7090 series and the 4550 series XLamp LED. The 7090 series is available in nominal 1 and 3 watt versions and is available in multiple colors including a full range of white. The 4550 series XLamp product is designed to operate up to 0.5 watts and is also available in multiple colors. The XLamp products are designed to meet a broad range of market needs for LED-based portable, architectural, entertainment, signal and transportation lighting.

The SMD is a surface mount device that has a unique 4 pin design as compared to a traditional 2 pin design. As a result, the SMD allows for increased heat dissipation which results in a brighter and higher luminous surface mount LED. These packages are available in a full range of colors designed to meet a broad range of market needs including automobiles and specialty lighting.

The through-hole packaged LEDs consist of the P2 and P4 series products. These products are offered to provide users with a color and brightness consistency across a wide viewing area. Both products are available in a full range of colors primarily designed for the signage and amusement markets.

Materials Products

Our materials products consist of SiC and GaN wafer and epitaxy products, as well as, bulk SiC materials used for gemstone applications. Material product revenue represents 10%, 8% and 8% of revenue from continuing operations for the fiscal years ended June 24, 2007, June 25, 2006 and June 26, 2005, respectively.

SiC and GaN Wafers.    We manufacture SiC wafers for sale to corporate customers who use the wafers to manufacture products for optoelectronic, microwave and power switching applications. Corporate, government and university customers also buy SiC and GaN materials for research and development directed at optoelectronic, microwave and high power devices. We sell our wafers as a bare wafer or a customized wafer with epitaxial films of SiC or GaN materials. We currently sell two-inch, three-inch and four-inch wafers and are continuing to develop SiC wafers that are larger and of higher quality.

Bulk Materials Used for Gemstones.    We manufacture SiC crystals in near colorless form for use in gemstone applications. Single crystalline SiC has characteristics that are similar to diamond, including properties relating to color, hardness and brilliance. We sell SiC in bulk crystal form exclusively to Charles & Colvard, Ltd (Charles & Colvard). Charles & Colvard produces and markets gemstone products made from SiC crystals.

High-Power Products

These products include SiC power devices, and wide bandgap RF and microwave devices. Revenue from our high-power products represented 4%, 4% and 2% of revenue from continuing operations in each of the fiscal years ended June 24, 2007, June 25, 2006 and June 26, 2005, respectively.

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

RF and Microwave Devices.    RF and microwave devices made from SiC or GaN operate at higher voltages that allow for higher power densities as compared to silicon or GaAs-based devices. Additionally, this characteristic allows SiC-based and GaN-based devices to be significantly smaller while carrying the same or greater power level than silicon-based or GaAs-based devices. At this time, there is a higher cost associated with SiC and GaN than silicon for RF and microwave transistors. We currently offer 10-watt and 60-watt SiC transistors, or metal-semiconductor field effect transistor (MESFET) products, as well as GaN high electron mobility transistors (HEMTs), which are optimized for either broadband amplifiers or for WiMAX applications. We believe that the reliability, efficiency and high temperature capability of our SiC MESFETs and GaN HEMTs make them well suited for such applications because power consumption and available cooling are key design considerations.

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

Financial Information About Geographic Areas of Customers and Assets

For financial information about geographical areas of customers, please see Note 2, “Summary of Significant Accounting Policies and Other Matters,” in our consolidated financial statements included in Item 8 of this report. Our long-lived assets are currently maintained at the following locations:

	Years Ended (in 000's)
	June 24, 2007	June 25, 2006	June 26, 2005
United States	$335,342	$329,467	$340,689
China	25,153	—	—
Malaysia	11,244	12,771	—
Other	606	—	—

Government Contract Funding

We derive a portion of our revenue from funding that we receive pursuant to research contracts or subcontracts, funded by various agencies of the U.S. Government. We had 21, 26 and 31 government contracts in effect during the fiscal years ended June 24, 2007, June 25, 2006, and June 26, 2005, respectively. For the fiscal years ended June 24, 2007, June 25, 2006 and June 26, 2005, U.S. Government contract funding represented 8%, 7% and 6% of revenue from continuing operations, respectively.

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

Research and Development

We invest significant resources in research and development aimed at improving our semiconductor materials and developing new device and production technology. Our core materials research is directed at improving the quality and diameter of our SiC and GaN substrates. We also are working to improve the quality and attributes of the SiC and nitride epitaxial materials we grow to produce devices and to improve device yields by reducing variability in our processes. These efforts are in addition to ongoing projects focused on brighter LED chips, high brightness packaged LEDs, three-inch and four-inch LED wafer process development, higher power diodes/switches, and higher power/higher linearity RF and microwave devices. We recorded $58.8 million in fiscal 2007, $54.9 million in fiscal 2006, and $40.0 million in fiscal 2005 for direct expenditures relating to research and development activities from continuing operations. When customers participate in funding our research and development programs, we record the amount funded as a reduction of research and development expenses. For further information about these programs, see Note 2, “Summary of Significant Accounting Policies and Other Matters,” in our consolidated financial statements included in Item 8 of this report.

Sales and Marketing

We have traditionally marketed and sold our LED, material and high-power products to a relatively small group of customers through targeted selling, promotions, select advertising, and attendance at trade shows. In fiscal 2007, to support our new component product lines and to drive our growth into emerging markets for more energy-efficient lighting and power, we made a significant investment to expand our global sales, marketing, and distribution capabilities. We hired a new Senior VP of Worldwide Sales and a number of additional direct sales professionals around the world to build a stronger global sales and marketing organization. We signed agreements with two new distributors, Arrow Electronics, Inc. and World Peace Industrial Co., to market our LED products in North America, Asia and Europe. In addition, we signed a distribution agreement with Digi-Key Corporation to market our high-power devices globally.

Our sales and marketing team is headquartered in our Durham, North Carolina facility with local sales offices in Shanghai and Shenzhen, China; Hong Kong; Tokyo, Japan; and Vienna, Austria. We also have sales personnel in Taiwan, Korea, Italy and England. We plan to continue to expand our sales and marketing efforts globally to support our new product lines.

Customers

During fiscal 2007, revenues from Sumitomo Corporation (Sumitomo) accounted for 24% of our revenue from continuing operations. Sumitomo assists in managing customer relationships and imports, handles orders, distributes our products and manages accounts receivable for the Japanese customer base. In fiscal 2007, two of our top ten end customers were located in Japan and their sales, as well as sales to our other Japanese customers, are reported as sales to Sumitomo. Our sales team based in Japan is actively involved with Sumitomo in the sales process to accounts in Japan. Our relationship with our end customers in Japan is critical to our future success.

Sumitomo and Seoul Semiconductor Co., Ltd. (Seoul), individually comprised 10% or more of revenue from continuing operations during fiscal 2007 and 2006. Sales from continuing operations to Sumitomo and Seoul were 24% and 14% for fiscal 2007, respectively, and 37% and 11% for fiscal 2006, respectively.

In fiscal 2005, Sumitomo and OSRAM Opto Semiconductors GmbH (OSRAM), individually comprised 10% or more of revenue from continuing operations. Sales from continuing operations to Sumitomo and OSRAM represented 42% and 12%, respectively, of revenue from continuing operations for that period.

The loss of any large customers could have a material adverse effect on our business and results of operations.

For further financial information about sales, please see Note 2, “Summary of Significant Accounting Policies and Other Matters,” in our consolidated financial statements included in Item 8 of this report.

Seasonality

Sales of our products can be subject to seasonal fluctuations and variations in customer demand. The seasonality of our sales reflects seasonal demand fluctuations for the products that incorporate our technology. If anticipated sales or shipments do not occur when expected our results of operations for that quarter, and potentially for future quarters, may be adversely affected.

Backlog

As of June 24, 2007, we had a backlog of approximately $69.8 million, consisting of approximately $33.2 million of product orders and $36.6 million under research contracts signed with the U.S. Government, for which approximately $19.0 million of the contracted funds have not yet been appropriated. We estimate our entire backlog could be filled during fiscal 2008, with the exception of approximately $3.9 million in U.S. Government funded contracts.

As of June 25, 2006, we had a backlog of approximately $290.4 million, consisting of approximately $235.0 million of product orders and purchase commitments and $55.4 million under research contracts signed with the U.S. Government, for which approximately $41.1 million of the contracted funds have not yet been appropriated. This backlog included the full amount of the Sumitomo purchase commitments for fiscal 2007. The amount of Sumitomo’s fiscal 2007 sales amounted to approximately 50% of the original purchase commitment under our distributorship agreement with Sumitomo. The decrease in actual sales versus the amount committed by Sumitomo was due to a decrease in end customer demand in Japan.

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

Competition

Our success depends on our ability to keep pace with the evolving technology standards of the industries we serve. These industries are characterized by rapid technological change, frequent introduction of new products, short product life cycles, and changes in end user and customer requirements in a competitive pricing environment. The evolving nature of these industries may render our existing or future products obsolete, noncompetitive or unmarketable. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

LED Products

Blue and Green LED Chips.    The primary competition for our LED chip products comes from companies that manufacture and/or sell nitride-based LED chips. We consider Nichia Corporation (Nichia), which sells packaged LEDs and most often competes directly with our chip customers, to be a competitor. Nichia currently sells the majority of its packaged LED products to markets requiring white LEDs, which Nichia fabricates using its efficient phosphor solution for blue LEDs. We believe, based on industry information, that Nichia currently has the largest market share for nitride-based LEDs.

Many Asia-based chip producers also produce blue and green LED products, such as Toyoda Gosei Co., Ltd. (Toyoda Gosei) and Epistar Corporation. They traditionally have been successful in securing new business, primarily in Asia for the blue and white keypad backlight for mobile appliances and other cost sensitive applications. As these Asia-based competitors have begun offering chips with brightness similar to some of our existing high-brightness products, they are now also making inroads into higher end applications like camera flash units.

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

High Brightness Packaged LEDs.    The market for high brightness packaged LED lamps is primarily in the specialty lighting area, including portable torch lamps (flashlights); color changing and white architectural lighting; traffic signs and signals; interior and exterior automotive and truck lighting; and emergency vehicle lighting (for example, for fire and rescue vehicles). Philips Lumileds Lighting Company, LLC (Philips) is currently positioned as the leader in this market since it has been the most active supplier of high brightness packaged LEDs for the last few years. Philips sells high brightness packaged LEDs that compete indirectly with our target customers for power chip products and directly with our high brightness packaged lamps. Several other companies have entered this market with products designed to compete with our high brightness packaged products, including Avago, Edison Opto Corporation, Kingbright Corporation, Nichia, OSRAM, Toyoda Gosei and Seoul. We are positioning our high brightness packaged products to compete in this market based on price, performance and usability.

Materials Products

We continue to maintain our well-established quality and volume leadership position in the white, blue and green materials markets, although other companies continue to announce advancements and seek to become more competitive with us.

High-Power Products

SiC-based Power Devices.    Our SiC-based power devices compete with similar devices offered by Infineon Technologies AG (Infineon). There are also a number of other companies developing SiC-based power devices. In addition, our products compete with existing silicon-based power devices offered by a variety of manufacturers.

RF and Microwave Transistors.    Currently, Eudyna Devices, Inc., is the main company offering products that compete directly with our SiC MESFET and GaN HEMT products although several other companies such as RF Micro Devices Inc. and Nitronex Corporation have announced products under development. While there are few direct competitors using SiC or GaN technology, our products still face heavy competition from existing silicon and GaAs-based products.

Patents and Other Intellectual Property Rights

We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants and assignments, rights to patents on inventions originally developed by others. As of June 24, 2007, we owned or held exclusive rights under 380 issued U.S. patents with expiration dates extending to 2026, as well as corresponding foreign patent rights. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets. We also own other intellectual property rights, including trademark registrations in several countries for trademarks used in conjunction with our products.

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

Employees

As of June 24, 2007, we employed 2,578 regular full and part time employees. None of our employees are represented by a labor union or subject to collective bargaining agreements.

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

Although we experienced significant fluctuation in our revenue over the past few years, we may not be able to sustain such growth or maintain our margins, and we may experience significant fluctuations in our revenue, earnings and margins in the future. Historically, the prices of our LEDs have declined based on market trends. We attempt to maintain our margins by constantly developing improved or new products, which provide greater value and result in higher prices, or by lowering the cost of our LEDs. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

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

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions. For example, in July 2006 we acquired INTRINSIC and in March 2007 we acquired COTCO. If we choose to make acquisitions, we face certain risks, such as failure of the acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired business, and difficulty in integrating the acquired business’s operations, personnel and financial and operating systems into our current business. We may not be able to successfully address these risks or any other problems that arise from our recent or future acquisitions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition could adversely affect our business, results of operations and financial condition.

If we are unable to effectively expand the distribution channels for our component products, our operating results may suffer.

We are expecting to be working in business channels that are different from those we currently operate in as we grow our business and sell more components versus LED chips. If we are unable to complete the development of these new distribution channels to ensure our products are reaching the appropriate customer base, our financial results may be impacted. In addition, if we are successful in penetrating these new distribution channels, we cannot guarantee that the customer will accept our components or that we will be able to manufacture and deliver them in the timeline established by the customer.

Our traditional LED chip customers may reduce orders as a result of our entry into the packaged LED markets.

We began shipping packaged LED devices in fiscal 2005. In addition, during the fourth quarter of fiscal 2007, we acquired COTCO. As a result, some of our customers may reduce their orders for our chips because we are competing with them in the packaged LED business. This reduction in orders could occur faster than our packaged LED business can grow in the near term, which could reduce our overall revenue and profitability.

Our operating results are substantially dependent on the development of new products based on our technology.

Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Products currently under development include larger, higher quality substrates and epitaxy, wide bandgap RF and microwave power devices, SiC power switches, higher brightness LED products such as the new EZBright™ LED, and high brightness packaged LEDs. The successful development and introduction of these products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions of market requirements and evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to expand sales and influence key customers to adopt our products;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities and at low enough costs for commercial sales;

•	our customers’ ability to develop competitive products incorporating our products;

•	acceptance of our customers’ products by the market; and

•	transition of the majority of our LEDs from 3-inch to 4-inch wafers.

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

We have experienced a period of significant growth over the past few years that may challenge our management and other resources. We are also in the process of transforming our business to support a global components customer base. In order to manage our growth and change in our strategy effectively, we must continue to:

•	expand global sales, marketing and distribution;

•	implement and improve operating systems;

•	maintain adequate manufacturing facilities and equipment to meet customer demand;

•	maintain a sufficient supply of raw materials to support our growth;

•	improve the skills and capabilities of our current management team;

•	add experienced senior level managers;

•	attract and retain qualified people with experience in engineering, design, sales and marketing; and

•	recruit and retain qualified manufacturing employees.

We expect to spend substantial amounts of money in supporting our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development, and administrative functions to support a global components customer base. If we cannot attract qualified people or manage growth and change effectively, our business, operating results and financial condition could be adversely affected.

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

We are in the process of taking steps to address our manufacturing capacity needs for certain products. If we are not able to increase our capacity or if we increase our capacity too quickly, our business and results of operations could be adversely impacted. We are also expanding capacity for our XLamp products and qualifying production of XLamp at COTCO. If we experience delays or additional unforeseen costs associated with this expansion, we may not be able to achieve our financial targets.

Our LED revenues are highly dependent on our customers’ ability to produce competitive white LED products using our LED chips.

Some of our customers package our blue LEDs in combination with phosphors to create white LEDs. Growth in sales of our high-brightness LED chips used in white light applications is dependent upon our customers’ ability to develop efficient white LED products using our chips. Nichia currently has the majority of the market share for white LEDs and other companies, such as Toyoda Gosei offer highly competitive blue chips and white products to compete with Nichia. The white LEDs that our customers produce with our chips historically have not been as bright as Nichia’s white LEDs. Even if our customers are able to develop higher performance white LED products, there can be no assurance that they will be able to compete with Nichia, Toyoda Gosei or other competitors.

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

We generally purchase these sole or limited source items with purchase orders, and we have limited guaranteed supply arrangements with such suppliers. We do not control the time and resources that these suppliers devote to our business, and we cannot be sure that these suppliers will perform their obligations to us. In the past, we have experienced decreases in our production yields when suppliers have varied from previously agreed upon specifications that have impacted our cost of sales.

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

Competition is increasing. In order to achieve our revenue growth objectives in fiscal 2008 and beyond, we need to continue to develop new products that enable our customers to win new designs and increase market share in key applications such as mobile products. One major supplier dominates this market and we anticipate that the competition for these designs has intensified and will result in pressure to lower sales prices of our products. Therefore, our ability to provide higher performance LEDs at lower costs will be critical to our success.

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

From time to time, we have made investments in public and private companies that engage in complementary businesses. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial results as reflected in our consolidated balance sheets. In addition, if the decline in value is determined to be other-than-temporary, the related write-down could have an adverse effect on our reported net income. We currently hold an interest in one public company, Color Kinetics Incorporated (Color Kinetics).

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

We own our principal manufacturing and office site in Durham, North Carolina. This site includes approximately 48 acres of developed land, with total facility square footage of 697,140 square feet as of June 24, 2007. This space includes 468,965 square feet used for production, 105,513 square feet used for facility services and warehousing, and 122,662 square feet used for administrative functions. We also own approximately 80 acres of undeveloped land near the site.

In addition, we own a manufacturing facility located in Research Triangle Park, North Carolina. This facility is on approximately 55 acres and includes buildings containing 177,339 square feet. This space includes 67,832 square feet used for production, 66,995 square feet used for facility services and warehousing, and 42,512 square feet used for administrative functions. We began transferring the operations of our high-power products to this site in fiscal 2006 and completed the transfer during fiscal 2007.

Effective July 2006, with our acquisition of INTRINSIC, we lease administrative and manufacturing space located in Dulles, Virginia. We have ceased business operations at this facility; however, we remain liable for the operating lease through 2009.

Effective March 2007, with our acquisition of COTCO, we license office and research and development facilities in Hong Kong where COTCO is headquartered and lease production and related facilities in the Huizhou, Guangdong province of China. This space includes 55,282 square feet used for production, 8,202 square feet used for facility services and warehousing, 8,694 square feet used for administrative functions and 17,700 square feet used for housing.

We also maintain sales support offices, through our subsidiaries, in leased office premises in Shenzhen and Shanghai, China; Hong Kong; Tokyo, Japan; and Vienna, Austria. In addition, we lease a 35,840 square foot facility in Goleta, California that is used for research and development and administrative functions.

The discontinued operations of our Cree Microwave segment were conducted in leased administrative and manufacturing space located in Sunnyvale, California. We remain liable for the operating lease of the Sunnyvale facility through 2011 and have sublet this facility through the remainder of the lease.

Item 3.    Legal Proceedings

In re Cree, Inc. Securities Litigation

Between June 16 and August 18, 2003, several alleged purchasers of our stock filed complaints in nineteen lawsuits in the U.S. District Court for the Middle District of North Carolina alleging violations of federal securities laws including, among other claims, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The complaints, which sought class action status, named us and certain of our current and former officers and directors as defendants. The final amended consolidated complaint alleged that we made false and misleading statements concerning our investments in certain public and privately held companies, our acquisition of the UltraRF division of Spectrian Corporation, our supply agreement with Spectrian, and our agreements with Charles & Colvard and that our financial statements did not comply with the requirements of the securities laws during the class period. The complaint requested certification of a plaintiff class consisting of purchasers of our stock between August 12, 1998 and June 13, 2003 and sought, among other relief, unspecified damages and disgorgement of profits by the individual defendants, plus costs and expenses, including attorneys’, accountants’ and experts’ fees. The district court dismissed the consolidated amended complaint in its entirety with prejudice in August 2005. The plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit. The Court of Appeals in February 2007 affirmed the dismissal and in April 2007 denied a petition from the plaintiffs seeking to have the appeal reheard by the entire appellate court. The plaintiffs have not sought further appellate review, the time for doing so has expired and the dismissal of these cases has therefore become final.

Neumark v. Cree, Inc.

On June 27, 2005, Gertrude Neumark Rothschild commenced a patent infringement lawsuit against us by filing a complaint in the U.S. District Court for the Southern District of New York. In her complaint, the plaintiff alleges that we are infringing U.S. Patent No. 4,904,618, entitled “Process for Doping Crystals of Wide Band Gap Semiconductors,” and U.S. Patent No. 5,252,499, entitled “Wide Band-Gap Semiconductors Having Low Bipolar Resistivity and Method of Formation,” by manufacturing, importing, using, selling and/or offering for sale LEDs and/or laser diodes created using processes claimed in the patents. The complaint seeks damages in an unspecified amount, an injunction against infringements, attorneys’ fees and costs. We have filed an answer and counterclaims in which we deny any infringement and asserts, among other defenses, that the patents are invalid and are unenforceable under the doctrine of inequitable conduct. The counterclaims seek a declaratory judgment that we have not infringed the patents and that the patents are invalid and unenforceable. The case is in the discovery phase.

BridgeLux Patent Litigation

On September 11, 2006, we, together with the Trustees of Boston University as co-plaintiffs, filed a complaint against BridgeLux, Inc. (formerly eLite Optoelectronics), or BridgeLux for infringement of two U.S. patents. The two patents are No. 6,657,236, entitled “Enhanced Light Extraction in LEDs through the Use of Internal and External Optical Elements,” which is owned by us, and No. 5,686,738, entitled “Highly Insulating Monocrystalline Gallium Nitride Thin Films,” which we have licensed from Boston University on an exclusive basis. The suit was filed in the U.S. District Court for the Middle District of North Carolina and seeks monetary damages and injunctive relief to prohibit BridgeLux from infringing these patents. BridgeLux filed a motion to dismiss the complaint contending that it is not subject to personal jurisdiction of the court and that venue is improper. The magistrate assigned to review the motion has recommended that the motion be granted and the action dismissed.

On October 17, 2006, BridgeLux filed a complaint against us in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,869,812, entitled “High Power AlInGaN Based Multi-Chip Light Emitting Diode,” and seeking unspecified monetary damages and injunctive relief. On December 11, 2006, we filed an answer to this complaint in which we denied any infringement. Together with Boston University, we also asserted counterclaims against BridgeLux for infringement of the ‘236 and ‘738 patents originally asserted in the North Carolina case. In addition, we counterclaimed against BridgeLux for infringement of U.S. Patent Nos. 6,614,056 and No. 6,885,036 both entitled “Scalable LED With Improved Current Spreading Structures.” The Court in Texas later ordered that the counterclaims on the ‘236 and ‘738 patents be severed and dismissed without prejudice on the ground that claims under these patents are subject to prior pending litigation. Our counterclaims seek monetary damages and injunctive relief to prohibit BridgeLux from infringing the ‘056 and ‘036 patents. We also request declaratory judgments that BridgeLux’s ‘812 patent is not infringed, is invalid based in part on our earlier ‘056 and ‘036 patents, and is unenforceable due to fraud and/or inequitable conduct committed before the U.S. Patent Office. The case is in the discovery phase.

On October 17, 2006, BridgeLux also filed a complaint against us and Boston University in the U.S. District Court for the Northern District of California. The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to the ‘236 and ‘738 patents and of non-infringement with respect to U.S. Patent No. 6,600,175, entitled “Solid State White Light Emitter and Display Using Same,” which we own, and U.S. Patent No. 6,953,703, entitled “Method of Making a Semiconductor Device with Exposure of Sapphire Substrate to Activated Nitrogen,” which we license from Boston University on an exclusive basis . After we filed our counterclaims in the Texas action asserting the ‘056 and ‘036 patents, BridgeLux amended its complaint in the California action to add a request for a declaratory judgment of non-infringement with respect to these patents. We moved to dismiss BridgeLux’s declaratory judgment claims regarding the ‘236, ‘738, ‘056 and ‘036 patents based on our prior filings in North Carolina and Texas and to dismiss the claims regarding the ‘175 and ‘703 patents for lack of subject matter jurisdiction. The court granted the motion to dismiss as to the ‘056, ‘036, ‘175, and ‘703 patents and denied the motion as to the ‘236 and ‘738 patents. Cree and Boston University thereafter filed an answer denying BridgeLux’s claims for non-infringement and invalidity of the ‘236 and ‘738 patents and counterclaiming against BridgeLux for infringement of the ‘236, ‘738, and U.S. Patent No. 7,235,819, which is also owned by Boston University and exclusively licensed to us. The court has scheduled a case management conference in August 2007.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information.    Our common stock is traded on the NASDAQ Global Select Market and is quoted under the symbol CREE. The following table sets forth, for the quarters indicated, the high and low sales prices as reported by NASDAQ.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$24.00	$16.52	$30.98	$23.32
Second Quarter	23.68	15.25	27.95	21.68
Third Quarter	19.06	15.27	33.39	24.60
Fourth Quarter	28.55	16.16	35.30	23.03

Holders and Dividends.    There were 687 holders of record of our common stock as of July 27, 2007.

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

Sale of Unregistered Securities.    Except as previously disclosed in our Current Report on Form 8-K filed April 2, 2007, there were no sales of unregistered securities during fiscal 2007.

Purchases of Equity Securities by the Company and Affiliated Purchasers.    There were no repurchases during the fourth quarter of fiscal 2007 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

On June 15, 2007, the board of directors approved the extension of our stock repurchase program through June 29, 2008. Under the stock repurchase program we have been authorized to repurchase up to 5,450,000 shares of common stock. As of June 24, 2007, 4,382,918 shares remain available for purchase under the repurchase program.

Item 6.	Selected Financial Data

The consolidated statement of income data set forth below with respect to the fiscal years ended June 24, 2007, June 25, 2006, and June 26, 2005 and the consolidated balance sheet data at June 24, 2007 and June 25, 2006 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended June 27, 2004 and June 29, 2003 and the consolidated balance sheet data at June 26, 2005, June 27, 2004 and June 29, 2003 are derived from audited consolidated financial statements not included herein. All consolidated statement of income data excludes Cree Microwave as it has been accounted for as a discontinued operation. On March 30, 2007, we acquired COTCO Luminant Device Limited and as such fiscal 2007 includes the results of operations of COTCO from the date of acquisition through June 24, 2007. Certain fiscal 2006, fiscal 2005, fiscal 2004 and fiscal 2003 amounts have been reclassified to conform to fiscal 2007 classifications. These reclassifications had no effect on previously reported income from continuing operations or shareholders’ equity.

Selected Consolidated Financial Data

(In 000's, except per share data)

	Years Ended
	June 24, 2007	June 25, 2006	June 26, 2005	June 27, 2004	June 29, 2003
Statement of Income Data:

Product revenue, net	$364,718	$395,464	$363,102	$272,694	$200,651

Contract revenue, net	29,403	27,488	21,356	26,947	26,860

Total revenue from continuing operations	$394,121	$422,952	$384,458	$299,641	$227,511

Income from continuing operations	$50,193	$79,959	$106,564	$64,309	$43,697

Income from continuing operations per share, basic	$0.64	$1.05	$1.42	$0.87	$0.60

Income from continuing operations per share, diluted	$0.63	$1.02	$1.38	$0.85	$0.58

Weighted Average Shares Outstanding:

Basic	78,560	76,270	74,995	74,008	73,196

Diluted	79,496	78,207	77,172	75,745	75,303

	As of
	June 24, 2007	June 25, 2006	June 26, 2005	June 27, 2004	June 29, 2003
Balance Sheet Data:

Working capital	$379,683	$339,108	$246,325	$189,911	$181,063

Total assets	$1,116,230	$900,200	$777,408	$628,000	$563,694

Long-term obligations	$1,232	$1,887	$—	$—	$—

Shareholders' equity	$1,015,999	$827,613	$712,918	$579,132	$535,371

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements, including the notes thereto.

Overview

We develop and manufacture semiconductor materials and electronic devices primarily made from silicon carbide, or SiC, gallium nitride, or GaN, and related compounds. The majority of our products are manufactured at our main production facilities in Durham and Research Triangle Park, North Carolina and in our facility in Huizhou, China. We also use contract manufacturers in Asia to perform some of our manufacturing steps for certain LED and power products. We generate revenues from the following product lines:

•	LED chips and packaged products. We derive the largest portion of our revenue from the sale of blue and green LED chips and packaged LEDs of all colors, including white.

•

Materials products.    These products include our SiC and GaN wafers which are used in manufacturing LEDs, radio frequency, or RF, devices, and power devices and for research and development. They also include SiC material in bulk crystal form, which is used in gemstone applications.

•

High-power products.    These products include power switching devices made from SiC, which provide faster switching speeds than comparable silicon-based power devices, and also include wide bandgap RF and microwave devices made from SiC or GaN, which allow for higher power densities as compared to gallium arsenide.

•	Contracts with government agencies. Government agencies provide us with funding to support the development of primarily SiC and GaN based new technology.

Industry Dynamics

Our business is primarily focused on selling high-brightness LED products. Industry factors affecting our business include overall demand in products using high-brightness LEDs, an intense and constantly evolving competitive environment, and intellectual property issues. Average LED sales prices generally decline each year as market players implement pricing strategies to gain or protect market share. To remain competitive, LED producers generally must increase product performance and reduce costs to support lower average sales prices. The LED high-brightness segment has become more competitive over the last several quarters, which has caused companies to lower prices at a faster rate than previously anticipated.

Fiscal 2007 Highlights

The following is a summary of our financial results for the year ended June 24, 2007:

•

Our revenue from continuing operations was $394.1 million. Increased sales of our high-brightness packaged products and our material and high-power products partially offset a reduction in revenue due to competitive pricing pressures in our LED chip business.

•	Our gross margin was 34% of revenue, which reflected the competitive environment for our LED chips and the manufacturing start-up costs for our XLamp and high-power product lines.

•	We reported consolidated net income of $57 million and net income per diluted share of $0.72.

•	Combined cash and investments totaled $294 million at June 24, 2007.

•	On July 10, 2006, we acquired INTRINSIC. The technology we acquired enabled us to accelerate the commercialization of low-defect substrates.

•	On March 30, 2007, we completed the acquisition of COTCO, a leading supplier of high-brightness LED components in China.

Outlook for Fiscal 2008

We project that the LED chip market will remain highly competitive during fiscal 2008. We plan to continue to expand our global sales, marketing, and distribution capabilities to support increased sales of our new LED components, including the product lines resulting from our acquisition of COTCO.

In fiscal 2008, we plan to work on increasing the brightness of our LED chips and packaged LED products. We plan to continue our work on the integration of COTCO by expanding our product offerings and customer base. We plan to continue cost reduction initiatives for both our LED and SiC-based high-power products by converting some production to four-inch wafers and transferring more of our production to our contract manufacturers in Asia. In addition, we target to invest a total of $35 million to $45 million in capital expenditures during fiscal 2008. This will support unit volume growth and is a critical part of our overall product cost reduction initiatives.

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

Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies and Other Matters,” of the Notes to Consolidated Financial Statements, included in Item 8 Financial Statements and Supplemental Data, of our Annual Report on Form 10-K. Management believes the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
Revenue Recognition:
We provide our customers with limited rights of return for non-conforming shipments and product warranty claims. In addition, certain of our sales arrangements provide for limited product exchanges and the reimbursement of certain sales costs incurred by our customers. As a result, we record an	We apply judgment in estimating the amount of product that will be returned in the future. Our estimate of product returns and the amount of those returns that will be placed back in inventory is based primarily on historical transactional experience and judgment regarding market factors and trends.	As of June 24, 2007 and June 25,
2006, the amount of our sales
return allowance was $4.6 million
and $5.4 million, respectively.

As of June 24, 2007 and June 25,
2006, we estimated the value of
future product returns that would
be returned to inventory to be $1.3

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded

allowance at the time of sale, which is recorded as a reduction of product revenue and accounts receivable.

In connection with the allowance for sales returns, we also record an asset for the value of product returns that we believe will be returned to inventory.

million and $1.7 million,
respectively.

A 10% increase or decrease in our
sales return estimates and deferred
product costs asset at June 24,
2007 would have affected net
income by approximately
$228,000 for the year ended June
24, 2007.

Accounting for Stock-Based Compensation:
We account for stock-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment,” or SFAS 123R. Under SFAS 123R, compensation cost is calculated on the date of the grant using the Black-Scholes-Merton model. The compensation expense is then amortized over the vesting period.	We use the Black-Scholes-Merton model in determining fair value of our options at the grant date and apply judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option. Our estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.	If actual results are not consistent
with our assumptions and
judgments used in estimating key
assumptions, we may be required
to adjust compensation expense,
which could be material to our
results of operations.

Valuation of Long-Lived Assets:

We review long-lived assets such as property, equipment, goodwill, definite lived intangible assets and patents for impairment on a routine basis and when events and circumstances indicate that the carrying value of the assets recorded in our financial statements may not be recoverable. For example, a portion of our equipment may be scrapped; certain of our patents or patent applications may be abandoned. In these cases, we would directly write off these long-lived assets.

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

Using this impairment review
methodology, we recorded $1.3
million of long-lived asset
impairment charges during the
year ended June 24, 2007, $1.7
million during the year ended
June 25, 2006, and $5.5 million
during fiscal 2005.

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

For goodwill, on at least an annual basis we evaluate impairment in a two-step process. The first step compares the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, no impairment is recorded. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment analysis is performed. The second step is used to measure the amount of the impairment loss and compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount exceeds the implied fair value of the goodwill, an impairment loss is recognized for the excess. However, it should be noted that the loss recognized shall not be in excess of the carrying amount. Once a goodwill impairment loss is recognized, the adjusted carrying value shall be its new accounting basis.

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

For example, during fiscal 2007
we recorded a tax benefit of
approximately $11.5 million for
the release of contingency reserves
associated with the completion of
our research and development tax
credit study and the completion of
Internal Revenue Service audits of
our fiscal 2003, 2004 and 2005
federal income tax returns.

As of June 24, 2007, we had
established tax reserves of $5.8
million and a valuation allowance
of $2.9 million.

Inventories:

We value our inventory at the lower of cost of the inventory or fair market value by establishing a write-down or an inventory loss reserve.

We base our lower of cost or market write-down on the excess carrying value of the inventory, which is typically its cost, over the amount that we expect to realize from the

Our inventory reserve is based on our analysis of sales levels by product and projections of future customer demand derived from historical order patterns and input received from our customers and our sales team. To mitigate uncertainties, we reserve for all inventory greater than twelve months old, unless there is an	If our estimates regarding
customer demand and physical
inventory losses are inaccurate or
changes in technology affect
demand for certain products in an
unforeseen manner, we may be
exposed to losses or gains in
excess of our established reserves
that could be material.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
ultimate sale of the inventory based upon our assumptions regarding the average sales price to be received for the product.	identified need for the inventory. In addition, we reserve for items that are considered obsolete based on changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for a product. When inventory is physically destroyed, we remove the inventory and the associated reserve from our financial records.	As of June 24, 2007 and June 25,
2006, the amount of our inventory
reserves was $2.6 million and
$631,000, respectively.

A 10% increase or decrease in our
actual inventory reserve at June 24,
2007 would have affected net
income by approximately
$188,000 and $45,000 for the
years ended June 24, 2007 and
2006, respectively.

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

Results of Operations

The following table shows our consolidated statements of income expressed as a percentage of total revenue from continuing operations for the periods indicated:

	Years Ended
	June 24, 2007	June 25, 2006	June 26, 2005
Revenue:
Product revenue, net	92.5%	93.5%	94.4%
Contract revenue, net	7.5	6.5	5.6

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product revenue	60.2	47.9	40.7
Contract revenue	5.8	4.6	4.3

Total cost of revenue	66.0	52.5	45.0

Gross margin	34.0	47.5	55.0
Operating expenses:
Research and development	14.9	13.0	10.4
Sales, general and administrative	13.5	10.6	8.2
Amortization of acquisition related intangibles	1.1	—	—
Loss on disposal or impairment of long-lived assets	0.3	0.6	0.2

Total operating expenses	29.8	24.2	18.8
Income from operations	4.2	23.3	36.2
Non-operating income:
Gain on sale of investments, net	4.9	0.1	0.2
Other non-operating income	—	—	—
Interest income, net	3.8	3.0	1.4

Income from continuing operations before income taxes	12.9	26.4	37.8
Income tax expense	0.2	7.7	10.1

Income from continuing operations	12.7	18.7	27.7
Income (loss) from discontinued operations net of income taxes	1.8	(0.8)	(4.0)

Net income	14.5%	17.9%	23.7%

Comparison of Fiscal Years Ended June 24, 2007 and June 25, 2006

Revenue.    Revenue from continuing operations decreased 7% to $394.1 million in fiscal 2007 from $423.0 million in fiscal 2006. Product revenue decreased 8% to $364.7 million from $395.5 million in the year-to-year comparison. The decrease in product revenue resulted from the decline in revenue from LED chip products which was partially offset by increases in revenue from our high-brightness LED packaged products, materials and high-power devices.

LED revenue declined 10% to $307.3 million in fiscal 2007 from $343.2 million in fiscal 2006, making up 78% of our total revenue from continuing operations. While unit shipments of our LED products increased 12% over fiscal 2006 due to higher customer demand for LED chips and high-brightness LED packaged products, our blended average LED sales price decreased 26% due to continued price competition and changes in product mix. We had an increase in sales of high-brightness LED packaged products, which was primarily driven by an increase in the number of XLamp units sold and through the addition of revenue from the acquisition of COTCO in the fourth quarter of fiscal 2007, which offset a decline in sales of LED chips.

Materials revenue increased 7% in fiscal 2007 to $39.7 million from $36.9 million in fiscal 2006 making up 10% of our revenue from continuing operations. A 3% decrease in the number of units sold was offset by an 11% increase in the average sales price due to changes in product mix.

Revenue from our high-power devices increased 15% to $17.4 million in fiscal 2007 from $15.1 million in fiscal 2006. The increase in revenue was primarily the result of a 34% increase in unit shipments of our Schottky diode and SiC MESFET products. The increase in unit shipments was offset by a 14% decrease in the blended average sales price due to changes in product mix. Revenue from high-power devices was 4% of revenue from continuing operations in fiscal 2007.

Contract revenue increased 7% to $29.4 million in fiscal 2007 from $27.5 million in fiscal 2006, making up 8% of total revenue from continuing operations. The increase in revenue was primarily due to the start of new contract awards.

Gross Margin.    Gross margin from continuing operations in fiscal 2007 declined 33% to $134.0 million from $200.9 million in fiscal 2006. Our gross margin percentage decreased from 48% to 34% of revenue from continuing operations in the year-to-year comparison. The decrease was caused primarily by lower gross margins on sales of LED chip products as average selling prices declined faster than product costs, higher costs relating to our new component products, and lower factory utilization.

Contract gross margins decreased to 22% in fiscal 2007 from 29% in fiscal 2006 as our mix of contract work shifted from higher margin contracts in fiscal 2006 to projects that contained a higher cost share component in fiscal 2007.

Research and Development.    Research and development expenses from continuing operations increased 7% in fiscal 2007 to $58.8 million from $54.9 million in fiscal 2006. The increase in research and development spending supported our continued development of higher brightness LED chips, high power packaged LEDs, larger wafer process development, ongoing development of backlighting and high-power devices, and an in-process research and development charge of approximately $1.0 million related to our acquisition of COTCO.

Sales, General and Administrative.    Sales, general and administrative, or SG&A expenses, from continuing operations increased 19% in fiscal 2007 to $53.1 million compared to $44.8 million in fiscal 2006. During fiscal 2007, SG&A expenses reflected higher costs incurred in connection with patent litigation, increased spending on sales and marketing to support our new component product lines and additional expenses related to our acquisition of COTCO.

Amortization of Acquisition Related Intangibles.    Amortization of acquisition related intangibles from continuing operations was $4.2 million in fiscal 2007 compared to zero in fiscal 2006. During fiscal 2007, we acquired INTRINSIC and COTCO, resulting in $63.7 million of acquisition related intangibles required to be amortized.

Loss on Disposal or Impairment of Long-Lived Assets.    We recorded a loss of $1.2 million on the disposal and impairment of long-lived assets in fiscal 2007 compared to a loss of $2.4 million in fiscal 2006. The decrease was primarily due to a $1.1 million write-off in fiscal 2006 of building improvement and computer software that were no longer being used at our Durham, North Carolina facility.

Gain on Sale of Investments, Net.    The gain on sale of investments was $19.2 million in fiscal 2007 compared to a gain of $587,000 in fiscal 2006. During fiscal 2007, we sold 1,295,660 shares of Color Kinetics common stock for $26.6 million and recognized a $19.2 million gain. During fiscal 2006, we sold 63,782 shares of Color Kinetics common stock for $954,000, and recognized a $587,000 gain.

Interest Income, Net.    Net interest income increased 16% to $15.0 million in fiscal 2007 from $12.9 million in fiscal 2006 primarily due to the higher interest rates received on our investments.

Income Tax Expense.    We recorded income tax expense of $918,000 from continuing operations in fiscal 2007 as compared to income tax expense of $32.4 million in fiscal 2006. The change is primarily due to a decrease in taxable income, the release of contingent tax reserves associated with the completion of our research and development tax credit study, the resolution of Internal Revenue Service audits of fiscal 2003, 2004 and 2005 federal tax returns, the release of valuation allowances on deferred tax assets related to federal capital loss carryforwards and tax provision adjustments associated with the filing of our fiscal 2006 federal tax returns. We currently estimate our effective tax rate for fiscal 2008 to be approximately 22.0%.

Income (Loss) from Discontinued Operations, Net of Tax.    During fiscal 2007, we recorded after-tax income of $7.1 million from discontinued operations. The primary driver of the after-tax income was the release of contingent tax reserves relating to our former Cree Microwave business as a result of the completion of Internal Revenue Service audits of fiscal 2003, 2004, and 2005 in the amount of $7.3 million, which was partially offset by continued expenses arising from the Sunnyvale facility operating lease. In fiscal 2006, we recorded an after-tax loss of $3.3 million for charges related to the closure of our Cree Microwave business.

Comparison of Fiscal Years Ended June 25, 2006 and June 26, 2005

Revenue.    Revenue from continuing operations increased 10% to $423.0 million in fiscal 2006 from $384.5 million in fiscal 2005. The increase in revenue was attributable to greater product revenue, which increased 9% to $395.5 million from $363.1 million in fiscal 2005, and greater contract revenue, which increased 29% to $27.5 million from $21.4 million in fiscal 2005. The increase in product revenue resulted from the growth in revenue from sales of high-brightness LEDs, materials and high-power products.

LED revenue grew 7% to $343.1 million in fiscal 2006 from $322.1 million in fiscal 2005, making up 81% of our total revenue from continuing operations. While unit shipments of our LED products increased 34% over the prior year due to new products focused on high-brightness markets, our blended average LED sales price decreased 21% due to increasing price competition. The primary driver for the increase in LED sales was increased demand for mobile products requiring white LEDs in backlights for LCD displays and mobile camera flashes. In addition, fiscal 2006 LED revenue increased due to the initial success of our XLamp packaged products, which were released to production in early fiscal 2005.

Wafer product revenue decreased 10% to $22.7 million in fiscal 2006 from $25.1 million in fiscal 2005 making up 5% of our revenue from continuing operations. The primary driver of the decrease in wafer product revenue was a 49% decrease in the total number of units sold. The decrease in units sold was offset by a 78% increase in average sales price, which was attributable to a shift in wafer product mix. SiC materials revenue for gemstone use increased 79% to $14.2 million in fiscal 2006 from $8.0 million in fiscal 2005 due to higher demand from our sole customer for these products, Charles & Colvard. Revenue from gemstone materials represented 3% of our total revenue from continuing operations in fiscal 2006.

Revenue from our high-power devices increased 94% to $15.1 million in fiscal 2006 from $7.8 million in fiscal 2005. The increase in revenue resulted from higher sales from our MMIC foundry services and Schottky diode products. Revenue from high-power devices was 4% of revenue from continuing operations in fiscal 2006.

Contract revenue increased $6.1 million or 29% over fiscal 2005 due to the start of new contracts that were awarded to us in late fiscal 2005 and early fiscal 2006, including a $12.0 million program funded by the U.S. Department of Defense for electronic devices and power modules. Contract revenue was 7% of revenue from continuing operations in fiscal 2006.

Gross Margin.    Gross margin from continuing operations in fiscal 2006 declined 5% to $200.9 million from $211.4 million in fiscal 2005. Gross margin decreased from 55% to 48% of revenue from continuing operations in the year-to-year comparison. The decrease in gross margin was caused primarily by lower gross margins on sales of LED products as average selling prices declined faster than cost reductions due to increasing price competition in the marketplace for our LED products. Our gross margin also declined in fiscal 2006 due to the adoption of SFAS 123R. In fiscal 2006, we recorded a $4.5 million charge to cost of sales for stock compensation expense resulting from the adoption of SFAS 123R at the beginning of fiscal 2006. This decreased our gross margin by 1% of revenue from continuing operations.

Research and Development.    Research and development expenses from continuing operations increased 37% in fiscal 2006 to $54.9 million from $40.0 million in fiscal 2005. During fiscal 2006, research and development costs included $4.1 million in stock compensation expense resulting from our adoption of SFAS 123R at the beginning of fiscal 2006. The remaining increase in research and development spending supported our continued development of higher brightness LED chips, high power packaged LEDs, larger wafer process development and other high-brightness LED research programs. In addition, we funded ongoing development for high-power devices and near UV laser diodes.

Sales, General and Administrative.    SG&A expenses from continuing operations increased 42% in fiscal 2006 to $44.8 million as compared to $31.5 million in fiscal 2005. During fiscal 2006, SG&A expenses included $4.5 million in stock compensation expense resulting from our adoption of SFAS 123R at the beginning of fiscal 2006. In addition, SG&A expenses in fiscal 2006 reflected increased spending on sales and marketing to support our incremental growth, building our sales force and distribution channels for our newer products and development of our Cree brand. Furthermore, fiscal 2005 SG&A expense levels were reduced by a $1.1 million reimbursement for certain legal fees related to securities litigation.

Loss on Disposal or Impairment of Long-Lived Assets.    The loss on disposal of property and equipment increased $1.5 million to $2.4 million in fiscal 2006 as compared to $889,000 in fiscal 2005. The increase was due in part to a write-off during fiscal 2006 of $850,000 for the original installation costs of equipment being moved to our new RTP facility. The increase was also attributable to an impairment charge recorded during fiscal 2006 of $1.1 million for building improvements and computer software that were no longer being used at our Durham, North Carolina facility.

Gain on Sale of Investments, Net.    The gain on investments in marketable securities was $587,000 in fiscal 2006 compared to a gain of $737,000 in fiscal 2005. In the first quarter of fiscal 2006 and the third quarter of fiscal 2005, we sold 63,782 and 343,000 shares, respectively, of our investment in Color Kinetics for a realized gain of $587,000 and $2.8 million, respectively. In fiscal 2005, we also incurred a loss of $2.0 million due to an other-than-temporary impairment on our investment in a private company. The write-down was based on our evaluation of the company’s financial results and third party proposal to purchase our investment.

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

Loss from Discontinued Operations, Net of Tax.    In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, effective December 25, 2005, we reported our silicon RF and microwave business as a discontinued operation in the consolidated financial statements because we completed production of all last time buy orders for our silicon products, ceased use of our silicon fabrication facility in Sunnyvale, California, and terminated the employment of the remaining employees of our Cree Microwave subsidiary. The loss from discontinued operations decreased

$12.1 million in fiscal 2006 to $3.3 million from $15.4 million in fiscal 2005. During fiscal 2006, our silicon microwave business generated $4.3 million in revenue from last time buy orders that produced a $6.4 million pre-tax loss, or $3.3 million loss after-tax. We recorded charges related to the closure of the business in fiscal 2006 that included a $624,000 severance expense charge, a $668,000 write-down of inventory that was scrapped, a $264,000 facility decommission charge, a $111,000 charge for the net impairment of fixed assets and patents, and a $3.6 million charge for an accrual relating to the remaining lease contract obligation for the Sunnyvale facility. In fiscal 2005, our silicon microwave business generated a pre-tax operating loss of $19.2 million, or $15.4 million loss after-tax. Revenue of $4.6 million in fiscal 2005 was offset by heavy fixed costs incurred to operate the Sunnyvale facility as well as $6.7 million in charges related to the closure of the business recorded in the fourth quarter of fiscal 2005. These charges included a $519,000 severance expense charge, a $652,000 write-down of inventory and a $5.5 million charge for the impairment of fixed assets.

Liquidity and Capital Resources

Our cash generating capability and financial condition give us the financial ability to grow our business. Our principal source of liquidity is operating cash flows, which is derived from net income. This cash generating capability is one of our fundamental strengths and provides us with substantial flexibility in meeting our operating, financing and investing needs.

Through a wholly owned subsidiary, we acquired all of the outstanding capital stock and options of INTRINSIC on July 10, 2006. We changed the name of INTRINSIC to Cree Dulles, Inc., effective July 10, 2006, and on June 24, 2007 merged Cree Dulles, Inc. into Cree, Inc.

On March 30, 2007, we acquired all of the outstanding share capital of COTCO in exchange for consideration consisting of 7,604,785 shares of our common stock and $77 million cash, which includes the impact of a $7 million working capital adjustment post-closing. Additional consideration of up to $125 million may be payable to the seller or its designees in the event COTCO achieves specific EBITDA targets over our next two fiscal years, as defined in the merger agreement. We may elect to pay the additional consideration, if any, in cash, shares of our common stock or a combination of cash and stock, so long as the total number of shares of our common stock issued to the seller relating to the transaction is less than 9.99% of our then outstanding common stock, taking into account the issuance.

Operating Activities:

During fiscal 2007, our operations provided $110.9 million of cash as compared to $151.5 million of cash provided in fiscal 2006. This $40.6 million decrease is primarily attributable to a $61.3 million decrease in operating income offset by a $38.8 million reduction in income tax expense, and an $18.6 million increase in gain on the sale of available-for-sale securities during the year.

At June 24, 2007, our inventory days on hand were 77 as compared to 43 days at June 25, 2006. The increase in inventory during fiscal 2007 reflects an inventory build in support of our new product lines being introduced in the market and the purchase of COTCO. Accounts receivable days sales outstanding were 64 days at June 24, 2007 as compared to 47 days at June 25, 2006.

Investing Activities:

In fiscal 2007, we used $97.7 million for investing activities as compared to $161.1 million of cash used in fiscal 2006. The $63.4 million decrease in net cash used in investing activities in fiscal 2007 as compared to fiscal 2006 was primarily attributable to the decline in reinvestment of cash from operations during the year as we used a combined $123.1 million for business acquisitions during the fiscal year.

Financing Activities:

We used $8.1 million for financing activities in fiscal 2007 as compared to $27.4 million of financing cash provided in fiscal 2006. We repurchased approximately 1.1 million shares of our common stock during fiscal 2007 at an average purchase price of $17.54 per share with an aggregate cost of $18.7 million. This use of cash was offset by $10.5 million in proceeds generated from the issuance of common stock upon the exercise of stock options and employee stock plan purchases during fiscal 2007.

As of June 24, 2007, there remained approximately 4.4 million shares of our common stock approved for repurchase under the repurchase program authorized by the Board of Directors that extends through June 2008. Since the inception of our stock repurchase program in January 2001, we have repurchased approximately 7.7 million shares of our common stock at an average price of $18.18 per share, with an aggregate value of $139.7 million. We intend to use available cash to purchase additional shares under the program. At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

Financial Condition

As of June 24, 2007, our cash and cash equivalents and short-term investments combined decreased $13.6 million, or 5%, from balances reported as of June 25, 2006. Our long-term investments held-to-maturity decreased by $51.0 million, or 43%, from balances reported as of June 25, 2006. The combined $64.6 million decrease in cash and investments resulted primarily from the purchase of INTRINSIC and COTCO during fiscal 2007. Our net property and equipment has increased by $30.1 million, or 9%, since June 25, 2006, as investments made to expand production capabilities have been partially offset by depreciation expense and disposals of fixed assets. During fiscal 2007, we spent $82.6 million on capital additions. Except as disclosed in Note 3 “Acquisitions,” Note 14 “Lease Commitments,” and Note 16 “Commitments and Contingencies,” included in our consolidated financial statements in Item 8 of this report, we have no off-balance sheet obligations, commitments or contingencies or guarantees, and we do not use special purpose entities for any transactions.

We plan to meet the cash needs for the business for fiscal 2008 through cash from operations and cash on hand. Actual results may differ from our targets for a number of reasons addressed in this report. We may also issue debt, additional shares of common stock, or use available cash on hand for the acquisition of complementary businesses or other significant assets. From time to time, we evaluate strategic opportunities and potential investments in complementary businesses and anticipate continuing to make such evaluations.

Contractual Obligations

At June 24, 2007, payments to be made pursuant to significant contractual obligations are as follows (in 000’s):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	8,402	2,391	4,329	1,425	257
Purchase obligations	55,308	49,557	5,751	—	—
Other long-term liabilities	—	—	—	—	—

	$63,710	$51,948	$10,080	$1,425	$257

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

I tem 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of June 24, 2007, we held a long-term investment in the equity securities of Color Kinetics, which is treated for accounting purposes under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as an investment in available-for-sale securities. This investment is carried at fair market value based upon the quoted market price of the stock as of June 22, 2007, with net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

It is our policy to write down these types of equity investments to their market value and record the related charge as an investment loss in our consolidated statements of income if we believe that an other-than-temporary decline existed in our marketable equity securities. As of June 24, 2007, we do not believe that an other-than-temporary decline existed in our investment in Color Kinetics because the market value of the security was above our cost. This investment is subject to market risk of equity price changes. The fair market value of this investment as of June 24, 2007, using the closing sales price as of June 22, 2007, was $16.7 million, compared to the fair market value as of June 25, 2006, using the closing sales price as of June 23, 2006, which was $29.1 million. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted equity price was approximately $1.7 million and $2.9 million at June 24, 2007 and at June 25, 2006, respectively. During fiscal 2007, we sold 1,295,660 shares of Color Kinetics common stock for $26.6 million and recognized a $19.2 million gain. As of June 24, 2007, we held 500,000 shares of Color Kinetics common stock. Color Kinetics has recently agreed to be acquired and we expect to receive a cash settlement in the next twelve months, upon the closing of the transaction.

We hold and expect to continue to consider investments in minority interests in companies having operations or technology in areas within our strategic focus. We generally are not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid, and do not fluctuate substantially from stated values. Certain of our investments are in early stage companies or technology companies where operations are not yet sufficient to establish them as profitable concerns. Management continues to evaluate our investment positions on an ongoing basis. See Note 10, “Investments,” in the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this report for further information regarding our investments.

We have invested some of the proceeds from our cash from operations into high-grade corporate debt, commercial paper, government securities, and other investments at fixed interest rates that vary by security. These investments are A grade or better in accordance with our cash management policy. At June 24, 2007, we had $200.4 million invested in these securities, compared to $286.9 million at June 25, 2006. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported in our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair value and the amortized cost of these investments. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $20.0 million at June 24, 2007 and $28.7 million at June 25, 2006.

Except as disclosed in Note 3 “Acquisitions,” Note 14 “Lease Commitments,” and Note 16 “Commitments and Contingencies,” included in our consolidated financial statements in Item 8 of this report, we have no off-balance sheet obligations, commitments, contingencies, or guarantees, nor do we use special purpose entities for any transactions. With two of our larger customers, we maintain a foreign currency adjustment to our sales price if Japanese yen and euro exchange rates against the U.S. dollar are not maintained. These revenue adjustments represent our main risk with respect to foreign currency since our contracts and purchase orders are denominated in U.S. dollars and have not had a material impact to our results of operations. We have no commodity risk.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cree, Inc.

We have audited the accompanying consolidated balance sheets of Cree, Inc. as of June 24, 2007 and June 25, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flow for each of the three years in the period ended June 24, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cree, Inc. at June 24, 2007 and June 25, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 24, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cree, Inc.’s internal control over financial reporting as of June 24, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 20, 2007 expressed an unqualified opinion thereon.

Raleigh, North Carolina

August 20, 2007

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 24, 2007	June 25, 2006
ASSETS
Current assets:
Cash and cash equivalents	$93,881	$88,768
Short-term investments:
Held-to-maturity	132,074	167,450
Available-for-sale	16,700	—
Accounts receivable, net	79,668	68,363
Income tax receivable	7,947	200
Inventories, net	71,068	29,994
Deferred income taxes	23,573	10,092
Prepaid expenses and other current assets	8,920	11,237
Assets of discontinued operations	301	394

Total current assets	434,132	376,498
Property and equipment, net	372,345	342,238
Long-term investments:
Held-to-maturity	68,363	119,400
Available-for-sale	—	29,072
Intangible assets, net	96,138	30,286
Goodwill	141,777	—
Deferred income taxes	1,227	—
Other assets	2,248	2,706

Total assets	$1,116,230	$900,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$32,940	$23,214
Accrued salaries and wages	10,241	8,828
Income taxes payable	4,504	—
Deferred income taxes	844	—
Other current liabilities	5,415	4,256
Liabilities of discontinued operations	505	1,092

Total current liabilities	54,449	37,390
Long-term liabilities:
Deferred income taxes and contingent tax reserves	44,550	33,310
Other long-term liabilities	129	—
Long-term liabilities of discontinued operations	1,103	1,887

Total long-term liabilities	45,782	35,197
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 24, 2007 and June 25, 2006; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 24, 2007 and June 25, 2006; 84,675 and 77,227 shares issued and outstanding at June 24, 2007 and June 25, 2006, respectively	106	96
Additional paid-in-capital	713,778	580,804
Accumulated other comprehensive income, net of taxes	9,826	11,758
Retained earnings	292,289	234,955

Total shareholders’ equity	1,015,999	827,613

Total liabilities and shareholders’ equity	$1,116,230	$900,200

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended
	June 24, 2007	June 25, 2006	June 26, 2005
Revenue:
Product revenue, net	$364,718	$395,464	$363,102
Contract revenue, net	29,403	27,488	21,356

Total revenue	394,121	422,952	384,458
Cost of revenue:
Product revenue, net	237,125	202,412	156,428
Contract revenue, net	23,008	19,647	16,614

Total cost of revenue	260,133	222,059	173,042
Gross margin	133,988	200,893	211,416
Operating expenses:
Research and development	58,836	54,871	39,962
Sales, general and administrative	53,105	44,760	31,482
Amortization of acquisition related intangibles	4,192	—	—
Loss on disposal or impairment of long-lived assets	1,199	2,421	889

Total operating expenses	117,332	102,052	72,333
Income from operations	16,656	98,841	139,083
Non-operating income:
Gain on sale of investments, net	19,233	587	737
Other non-operating income	238	42	8
Interest income, net	14,984	12,893	5,387

Income from continuing operations before income taxes	51,111	112,363	145,215
Income tax expense	918	32,404	38,651

Income from continuing operations	50,193	79,959	106,564
Income (loss) from discontinued operations, net of related income taxes	7,141	(3,286)	(15,421)

Net income	$57,334	$76,673	$91,143

Earnings (loss) per share:
Basic:
Income from continuing operations	$0.64	$1.05	$1.42

Income (loss) from discontinued operations	$0.09	$(0.04)	$(0.20)

Net income	$0.73	$1.01	$1.22

Diluted:
Income from continuing operations	$0.63	$1.02	$1.38

Income (loss) from discontinued operations	$0.09	$(0.04)	$(0.20)

Net income	$0.72	$0.98	$1.18

Shares used in per share calculation:
Basic	78,560	76,270	74,995

Diluted	79,496	78,207	77,172

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Years Ended
	June 24, 2007	June 25, 2006	June 26, 2005
Cash flows from operating activities:
Net income	$57,334	$76,673	$91,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,669	74,358	69,718
In process research and development	950	—	—
Stock-based compensation	11,720	13,108	—
Excess tax benefit from share-based payment arrangements	(749)	—	—
Impairment of inventory or loss on disposal or impairment of long-lived assets	1,193	5,607	7,361
Gain on sale of investment in securities	(19,233)	(587)	(2,729)
Amortization of premium/discount on investments	(758)	1,018	2,203
Impairment of long-term investments	—	—	1,992
Deferred income taxes	(9,825)	2,202	11,233
Income tax benefits from stock option exercises	—	—	22,953
Changes in operating assets and liabilities:
Accounts and interest receivable	11,188	(35,119)	12,221
Inventories	(14,627)	1,872	(12,473)
Prepaid expenses and other current assets	1,489	8,107	(10,864)
Accounts payable, trade	(2,186)	827	(1,893)
Accrued expenses and other liabilities	(10,233)	3,464	(15,286)

Net cash provided by operating activities	110,932	151,530	175,579

Cash flows from investing activities:
Purchase of property and equipment	(82,604)	(77,260)	(141,820)
Purchase of INTRINSIC Semiconductor Corporation, net of cash acquired	(43,850)	(327)	—
Purchase of COTCO Luminant Device Ltd., net of cash acquired	(79,289)	—	—
Purchase of investments	(167,608)	(212,170)	(181,754)
Proceeds from maturities of investments	254,840	128,664	122,555
Proceeds from sale of property and equipment	550	1,163	910
Proceeds from sale of available-for-sale investments	26,646	2,928	10,787
Purchase of patent and licensing rights	(6,399)	(4,122)	(10,838)
Decrease in other long-term assets	—	—	17

Net cash used in investing activities	(97,714)	(161,124)	(200,143)

Cash flows from financing activities:
Net proceeds from issuance of common stock	10,451	27,437	54,378
Excess tax benefit from share-based payment arrangements	749	—	—
Repayments of capital lease obligations	(519)	—	—
Repurchase of common stock	(18,742)	—	(35,261)

Net cash (used in) provided by financing activities	(8,061)	27,437	19,117

Effects of foreign exchange changes on cash and cash equivalents	(44)	—	—

Net increase (decrease) in cash and cash equivalents	5,113	17,843	(5,447)
Cash and cash equivalents:
Beginning of period	$88,768	$70,925	$76,372

End of period	$93,881	$88,768	$70,925

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,000	$22,538	$19,964

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Share- holders’ Equity
Balance at June 27, 2004	$91	$506,275	$67,139	$5,627	$579,132
Common stock options exercised for cash, 3,505 shares	4	49,747	—	—	49,751
Issuance of common stock for cash, 266 shares	1	4,626	—	—	4,627
Purchase and retirement of 1,450 treasury shares	(2)	(35,259)	—	—	(35,261)
Income tax benefits from stock option exercises	—	22,953	—	—	22,953
Net income	—	—	91,143	—	91,143
Unrealized gain on marketable securities, net of tax of $1,348	—	—	—	2,116	2,116
Reclassification of realized gain on sale of Color Kinetics’ stock, net of tax of $1,007	—	—	—	(1,543)	(1,543)

Comprehensive income	—	—	—	—	91,716

Balance at June 26, 2005	94	548,342	158,282	6,200	712,918
Common stock options exercised for cash, 1,375 shares	2	23,443	—	—	23,445
Issuance of common stock for cash, 176 shares	—	3,992	—	—	3,992
Stock-based compensation	—	13,512	—	—	13,512
Income tax benefits from stock option exercises	—	4,626	—	—	4,626
Reversal of income tax benefit from the exercise of previously issued stock options	—	(13,111)	—	—	(13,111)
Net income	—	—	76,673	—	76,673
Unrealized gain on marketable securities, net of tax of $3,102	—	—	—	5,798	5,798
Reclassification of realized gain on sale of Color Kinetics’ stock, net of tax of $157	—	—	—	(240)	(240)

Comprehensive income	—	—	—	—	82,231

Balance at June 25, 2006	96	580,804	234,955	11,758	827,613
Common stock options exercised for cash, 556 shares	1	6,822	—	—	6,823
Issuance of common stock for cash, 208 shares	—	3,747	—	—	3,747
Purchase and retirement of 1,067 treasury shares	(1)	(18,714)	—	—	(18,715)
Purchase and retirement of restricted stock awards	—	(27)	—	—	(27)
Assumption of stock options in connection with the acquisition of INTRINSIC, 191 options	—	2,163	—	—	2,163
Reversal of income tax benefit from the amendment of the Company’s prior year income tax returns	—	(1,308)	—	—	(1,308)
Income tax benefits from stock option exercises	—	1,531	—	—	1,531
Stock-based compensation	—	11,826	—	—	11,826
Acquisition of COTCO Luminant Device Limited, 7,605 shares	10	126,934	—	—	126,944
Net income	—	—	57,334	—	57,334
Currency translation loss	—	—	—	1,163	1,163
Unrealized gain on marketable securities, net of tax of $3,219	—	—	—	5,386	5,386
Reclassification of realized gain on sale of Color Kinetics’ stock, net of tax of $5,024	—	—	—	(8,481)	(8,481)

Comprehensive income	—	—	—	—	55,402

Balance at June 24, 2007	$106	$713,778	$292,289	$9,826	$1,015,999

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 24, 2007

1.    Nature of Business

Cree, Inc., a North Carolina corporation (collectively with its subsidiaries identified in Note 2, “the Company”), develops, manufactures and markets products based on silicon carbide (“SiC”) and gallium nitride (“GaN”) semiconductor materials. Revenues are primarily derived from the sale of light emitting diode (“LED”) products and SiC and GaN based materials. The Company markets its LED products to customers who incorporate them into packaged lamps for resale to original equipment manufacturers (“OEMs”) and in packaged products. The Company also sells SiC and GaN materials products primarily to corporate, government and university research laboratories. In addition, the Company is engaged in a variety of research programs related to the advancement of SiC and GaN process technology and the development of electronic and optoelectronic devices that take advantage of these materials’ unique physical and electronic properties.

2.    Summary of Significant Accounting Policies and Other Matters

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries COTCO Luminant Device Limited, COTCO International Limited, COTCO Luminant Device (Huizho) Limited, COTCO Opto Technology (Shanghai) Limited, COTCO Japan Co Limited, Cree Sweden AB, Cree Employee Services Corporation, CI Holdings, Limited, Cree Asia-Pacific, Inc., Cree International GmbH, Cree Europe GmbH, Cree Asia-Pacific Limited, and Cree Microwave, LLC (“Cree Microwave”). Effective June 24, 2007, Cree Dulles, Inc. was merged into Cree, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2007 fiscal year extended from June 26, 2006 through June 24, 2007 and was a 52-week fiscal year. The Company’s 2006 fiscal year extended from June 27, 2005 through June 25, 2006 and was a 52-week fiscal year. The Company’s 2005 fiscal year extended from June 28, 2004 through June 26, 2005 and was a 52-week fiscal year. The Company’s 2008 fiscal year will extend from June 25, 2007 to June 29, 2008 and will be a 53-week year.

Reclassifications

Certain fiscal 2005 and 2006 amounts in the accompanying consolidated financial statements have been reclassified to conform to fiscal 2007 presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at June 24, 2007 and June 25, 2006, and the reported amounts of revenues and expenses during the years ended June 24, 2007, June 25, 2006, and June 26, 2005. Actual amounts could differ from those estimates.

Reportable Segments

The Company applies the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” with respect to required disclosures regarding reportable segments. The Company currently operates in one segment.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

Goodwill

Goodwill is accounted for in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill is recorded when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized; however, it is reviewed annually for impairment in accordance with the provisions of SFAS 142, which requires the use of estimates and judgments, at the reporting unit level. A reporting unit is the operating segment, or business one level below that operating segment. The Company performs its annual impairment review using a fair value approach.

Acquisition-Related Intangible Assets

Acquisition-related developed technology is amortized on a straight-line basis over seven years. Other intangible assets include customer relationships, which are amortized on an accelerated basis, which coincides with the period of economic benefit received by the Company.

The Company performs a quarterly review of its intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of the intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the Company reviews long-lived assets such as property, equipment, definite lived intangible assets and patents for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable. In making these determinations, the Company uses certain assumptions, including but not limited to: (i) estimations of the fair market value of the assets, and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations, and estimated salvage values. For the years ended June 24, 2007 and June 25, 2006, impairment charges of approximately $1.0 million and $1.1 million, respectively, were recorded on long-lived assets included in property and equipment in the consolidated balance sheets. The Company recorded no impairment charges during fiscal 2005 for long-lived assets involved in its continuing operations.

The Company also reviews its capitalized patent portfolio and records impairment charges when circumstances warrant, such as when patents have been abandoned or are no longer being pursued. For the year ended June 24, 2007, the Company recorded $284,000 in impairment charges related to its patent portfolio. For the years ended June 25, 2006 and June 26, 2005, the Company recorded no significant impairments of patents relating to its continuing operations.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

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

For all of its sales, the Company invoices its customers only for shipping costs necessary to physically move the product from its place of business to the customer’s location. The Company incurs the direct shipping costs on behalf of the customer and invoices the customer to obtain reimbursement for such costs. The Company accounts for its shipping costs by recording the amount of freight that is invoiced to its customers as revenue, with the corresponding cost recorded as cost of revenue. For the fiscal years ended June 24, 2007, June 25, 2006 and June 26, 2005, amounts recognized as revenue for shipping and handling costs from continuing operations were $296,000, $266,000 and $189,000, respectively.

The Company provides its customers with limited rights of return for non-conforming shipments. In addition, certain of the Company’s contractual sales arrangements provide for limited product exchanges and the potential for reimbursements of certain sales costs. As a result, the Company records an allowance, which is recorded as a reduction of product revenue on the consolidated statements of income and as a reduction to accounts receivable on the consolidated balance sheets.

The Company estimates its allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Specifically, the Company reviews historical sales returns, recent trends and other relevant data and matches returns or other credits to the quarter when the sales were originally recorded. Based on historical return percentages and other relevant factors, the Company estimates its sales returns that have not yet occurred for product sales that have been recorded. The allowance for sales returns at June 24, 2007, June 25, 2006, and June 26, 2005 was $4.6 million, $5.4 million and $9.6 million, respectively.

The Company also records an estimate in accordance with SFAS 48 for the value of product returns that it believes will be returned to inventory in the future and resold. As of June 24, 2007 and June 25, 2006, the Company estimated the cost of future product returns at $1.3 million and $1.7 million, respectively, which was reflected in other current assets in the consolidated balance sheets. When adjustments are made for the estimated cost of future product returns, the change is recorded as a reduction in the cost of product sales.

The Company also estimated an allowance for bad debt as of June 24, 2007 and June 25, 2006 of $635,000 and $230,000, respectively, which was recorded as a reduction of accounts receivable on the consolidated balance sheets and as sales, general and administrative expenses on the consolidated statements of income.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

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

The Company has the following percentage of its accounts receivable due from the following customers who account for more than 10% of the consolidated balance as of each year-end:

	As of
	June 24, 2007	June 25, 2006
Sumitomo Corporation	10%	18%
Seoul Semiconductor Co., Ltd.	13%	13%
Nagase & Co. Ltd.	13%	—
Light Engine Ltd.	10%	—
U.S. Government	9%	11%
COTCO Luminant Device, Ltd.	—	12%

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

The Company has derived its product and contract revenue from sales in Japan, Malaysia, Hong Kong, Korea, Taiwan, Europe, China and the United States based on ship-to locations for its products as follows:

	Years Ended
	June 24, 2007	June 25, 2006	June 26, 2005
Japan	25%	37%	42%
United States	20%	17%	13%
Hong Kong	17%	12%	11%
Korea	15%	12%	7%
Malaysia	9%	13%	18%
Taiwan	5%	5%	5%
Europe	4%	3%	3%
China	4%	—	—
Other	1%	1%	1%

Total	100%	100%	100%

The Company has derived its product and contract revenue from sales to customers who represent more than 10% of consolidated revenue as follows:

	Years Ended
	June 24, 2007	June 25, 2006	June 26, 2005
Sumitomo Corporation	24%	37%	42%
Seoul Semiconductor Co., Ltd	14%	11%	6%
OSRAM Semiconductor GmbH	4%	8%	12%

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

	Years Ended (in 000's)
	June 24, 2007	June 25, 2006	June 26, 2005
Cost to perform Government Contracts	$2,366	$2,187	$1,475
Government funding	2,115	1,884	1,220

Net amount of research and development costs	$251	$303	$255

Research and development activities are expensed as incurred. During fiscal 2006, a customer made a $200,000 contribution toward product research and development activities. During fiscal 2007 and 2005 customers made no contributions toward product research and development activities. As of June 24, 2007, there were no customer commitments to fund future research and development activities for the Company.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

Earnings Per Share

Basic earnings per common share, is computed using the weighted average number of common stock shares outstanding. Diluted earnings per common share is computed using the weighted average number of common stock shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, unless such incremental shares would be antidilutive.

Accounting for Stock-Based Compensation

The Company applies the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). As a result the Company recognizes compensation expense in the consolidated financial statements for all share based payments granted based on the fair value on the date of grant. Stock based awards typically vest over a period of three years with Compensation cost recognized on a straight-line basis over the awards respective vesting period.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts and interest receivable, accounts payable and other liabilities approximate fair values at June 24, 2007 and June 25, 2006, due to the short-term nature of these instruments.

Income Taxes

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Foreign Currency Translation

The determination of the functional currency is made based on the appropriate economic and management indicators. The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the consolidated balance sheet date. Translation adjustments are included as a separate component of accumulated other comprehensive income. Revenue and expenses of the foreign operations are translated into U.S. dollars at the average rates of exchange prevailing during the year. Gains and losses from foreign currency transactions are reported in income and have not been material in all years presented in our consolidated statements of income.

3.    Acquisitions

Through a wholly owned subsidiary, the Company acquired all of the outstanding capital stock and options of INTRINSIC Semiconductor Corporation and its wholly owned subsidiary (“INTRINSIC”) on July 10, 2006. The Company changed the name of INTRINSIC to Cree Dulles, Inc., effective July 10, 2006. On June 24, 2007, Cree Dulles, Inc. was merged into Cree, Inc.

In accordance with the criteria set forth in Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” as of the acquisition date, the Company began to formulate a restructuring plan for the integration of INTRINSIC. During the third quarter of fiscal 2007, the Company completed its assessment of the Dulles, Virginia facility and ceased business operations at the location. Employees and certain machinery and equipment were relocated to the Durham, North Carolina operations.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

This acquisition has been accounted for under the purchase method of accounting as prescribed by Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). All related goodwill and other intangible assets have been accounted for in accordance with SFAS 142. The goodwill associated with the acquisition of INTRINSIC is not expected to be tax deductible.

The total purchase price for this acquisition is as follows (amounts in 000’s):

Cash Consideration paid to INTRINSIC stockholders	$43,330
Fair value of vested INTRINSIC stock options assumed by the Company	2,163
Direct transaction fees and expenses	646

Total purchase price	$46,139

The purchase price for this acquisition has been allocated based on estimated fair values of assets acquired and liabilities assumed. The Company’s purchase price allocation is as follows (amounts in 000’s):

Cash and cash equivalents	$126
Accounts receivable	381
Inventories	876
Deferred tax assets, net	349
Other current assets	145
Property and equipment	2,343
Patents, net	3,014
Customer relationships	320
Developed technology	4,990
Goodwill	37,006
Accounts payable	(467)
Accrued expenses	(1,524)
Other liabilities	(139)
Capital lease obligations	(1,281)

Total purchase price	$46,139

On March 30, 2007, Cree, Inc., acquired COTCO Luminant Device Limited, a Hong Kong company (“COTCO”), from COTCO Holdings Limited, a Hong Kong company (“Holdings”). The Company acquired all of the outstanding share capital of COTCO in exchange for consideration consisting of 7,604,785 shares of the Company’s common stock and $77 million cash. Additional consideration of up to $125 million may be payable to Holdings or its designees in the event COTCO achieves specific EBITDA targets, as defined in the merger agreement, over the Company’s next two fiscal years. The Company may elect to pay the additional consideration, if any, in cash, shares of the Company’s common stock or a combination of cash and stock, so long as the total number of shares of the Company’s common stock issued to Holdings relating to the transaction is less than 9.99% of the Company’s then outstanding common stock.

This acquisition has been accounted for under the purchase method of accounting as prescribed by SFAS 141. All related goodwill and other intangible assets have been accounted for in accordance with SFAS 142. The goodwill associated with the acquisition of COTCO is not expected to be tax deductible.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

The total purchase price for this acquisition is as follows (amounts in 000’s):

Cash Consideration paid to COTCO shareholder	$77,334
Fair value of common stock issued by the Company	126,943
Direct transaction fees and expenses	3,065

Total purchase price	$207,342

The purchase price for this acquisition has been preliminarily allocated based on estimated fair values of assets acquired and liabilities assumed. The allocation of the purchase price will be finalized within one year of the date of the acquisition. The Company’s preliminary purchase price allocation is as follows (amounts in 000’s):

Cash and cash equivalents	$1,110
Accounts receivable	20,376
Inventories	25,065
Other current assets	54
Property and equipment	23,919
Customer relationships	51,000
Trade names and license agreements	150
Developed technology	7,220
In-process research and development charge	950
Goodwill	104,771
Accounts payable	(10,871)
Accrued expenses	(5,576)
Deferred tax liability	(10,826)

Total purchase price	$207,342

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the COTCO transaction occurred at the beginning of the fiscal year for each of the periods presented (amounts in 000’s, except per share data):

	Years Ended
	June 24, 2007	June 25, 2006
Revenue	$449,899	$468,492
Income from continuing operations	$57,689	$78,683
Net income	$66,579	$76,112
Earnings per share, basic	$0.85	$0.91
Earnings per share, diluted	$0.84	$0.89

4.    Discontinued Operations

During fiscal 2006, the Company discontinued the operations of its silicon-based radio frequency (“RF”) and microwave semiconductor business conducted by its Cree Microwave subsidiary. In accordance with SFAS 144, the Company reported the operating results for the Cree Microwave silicon-based RF and microwave business for the years ended June 24, 2007, June 25, 2006 and June 26, 2005, and the related assets and liabilities on the consolidated balance sheets at June 24, 2007 and June 25, 2006 as a discontinued operation.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

As of December 25, 2005, the Company completed production of all last time buy orders for Cree Microwave’s silicon products and terminated its remaining employees.

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

The Company remains liable for the operating lease expenses of the Sunnyvale facility through November 2011. However, in accordance with the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company determined that the operations of the Sunnyvale facility had ceased and no longer provided economic benefit and as a result recorded a liability for the ongoing lease obligation. This liability was $1.6 million and $2.9 million at June 24, 2007 and June 25, 2006, respectively, and represents the fair value of the remaining lease liability based on an estimate of the present value of the remaining lease rentals reduced by an estimate of sublease rental income that may be obtained for the property through the expiration of the lease term. During the second quarter of fiscal 2007, the Company entered into a sublease agreement for its Sunnyvale facility. As a result of entering into this agreement, the Company adjusted its estimate of future lease obligations by $394,000 to reflect actual payments agreed to under the terms of the sublease.

The Company believes the significant write-downs related to the closure of the Cree Microwave business have been completed; however, there may be future adjustments to the estimate for the accrual of the lease contract obligations. The following table summarizes the changes during fiscal 2007 and 2006 attributable to costs incurred and charged to expense, costs paid and any adjustments to the liability for the years ended June 24, 2007 and June 25, 2006 related to the exit activities for Cree Microwave, which is reflected in liabilities of discontinued operations in the consolidated balance sheets:

	As of (in 000's)
	June 24, 2007	June 25, 2006
Beginning balance	$2,866	$218
Current period severance accrual	—	624
Severance fees paid	—	(842)
Contract termination (payments) costs	(1,257)	2,866

Ending balance	$1,609	$2,866

In accordance with the provisions of SFAS 144, the following table summarizes the amounts of revenue and pre-tax losses reported in discontinued operations for the respective income statement periods presented:

	Years Ended (in 000's)
	June 24, 2007	June 25, 2006	June 26, 2005
Product revenue, net	$—	$4,252	$4,606
Loss before income taxes	$(225)	$(6,376)	$(19,215)

The Company realized tax benefits in the amount of $7.4 million, $3.1 million and $3.8 million related to discontinuing operations of its wholly-owned subsidiary, Cree Microwave, for the fiscal year ended June 24, 2007, June 25, 2006 and June 26, 2005, respectively.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

5.    Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

	Years Ended (in 000's except per share data)
	June 24, 2007	June 25, 2006	June 26, 2005
Basic:
Net income	$57,334	$76,673	$91,143

Weighted average common shares	78,560	76,270	74,995

Basic earnings per share	$0.73	$1.01	$1.22

Diluted:
Net income	$57,334	$76,673	$91,143

Weighted average common shares-basic	78,560	76,270	74,995
Dilutive effect of stock options	936	1,937	2,177

Weighted average common shares-diluted	79,496	78,207	77,172

Diluted earnings per share	$0.72	$0.98	$1.18

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” these shares were not included in calculating diluted earnings per share. As of June 24, 2007, June 25, 2006 and June 26, 2005, there were 8.7 million, 5.1 million and 4.1 million shares, respectively, that are not included in calculating diluted earnings per share because their effect was antidilutive.

6.    Accounts Receivable, Net

The following is a summary of the components of accounts receivable, net:

	As of (in 000's)
	June 24, 2007	June 25, 2006
Billed trade receivables	$80,302	$70,485
Unbilled contract receivables	4,553	3,495

	84,855	73,980
Allowance for sales return	(4,552)	(5,387)
Allowance for bad debts	(635)	(230)

Total accounts receivable, net	$79,668	$68,363

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

The following table summarizes the changes in the Company’s allowance for sales returns for the years ended June 24, 2007, June 25, 2006, and June 26, 2005:

	Years Ended (in 000's)
	June 24, 2007	June 25, 2006	June 26, 2005
Balance at beginning of year	$5,387	$9,547	$798
Current period product returns	(16,093)	(7,726)	(1,180)
Change in reserve due to current period product sales and the acquisition of COTCO	15,258	3,566	—
Net reductions in revenue	—	—	9,929

	$4,552	$5,387	$9,547

7.    Inventories, Net

The following is a summary of the components of inventories:

	As of (in 000's)
	June 24, 2007	June 25, 2006
Raw material	$13,941	$6,425
Work-in-progress	28,108	12,532
Finished goods	31,661	11,668

	73,710	30,625
Inventory reserve	(2,642)	(631)

Total inventories, net	$71,068	$29,994

The following table summarizes the changes in the Company’s inventory reserve for the years ended June 24, 2007, June 25, 2006 and June 26, 2005:

	Years Ended (in 000's)
	June 24, 2007	June 25, 2006	June 26, 2005
Balance at beginning of year	$631	$486	$424
Charges to cost and expenses	4,047	2,184	1,428
Write-offs to reserve due to disposals	(2,036)	(2,039)	(1,366)

	$2,642	$631	$486

For the fiscal years ended June 24, 2007, June 25, 2006 and June 26, 2005, the Company also recorded lower of cost or market adjustments that reduced inventory by $2.7 million, $1.4 million and $2.2 million, respectively. These adjustments were recorded directly to cost of revenue.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

8.    Property and Equipment, Net

The following table reflects the components of property and equipment:

	As of (in 000's)
	June 24, 2007	June 25, 2006
Furniture and fixtures	$7,557	$7,112
Land and buildings	164,932	147,103
Machinery and equipment	479,516	410,925
Computer hardware and software	11,894	11,085
Leasehold improvements and other	8,849	4,298

	672,748	580,523
Accumulated depreciation and amortization	(360,982)	(287,325)

	311,766	293,198
Construction in progress	60,579	49,040

Property and Equipment, net	$372,345	$342,238

Depreciation and amortization of property and equipment used in continuing operations totaled $76.7 million, $72.0 million and $65.3 million for the years ended June 24, 2007, June 25, 2006 and June 26, 2005, respectively.

During the years ended June 24, 2007, June 25, 2006, and June 26, 2005, the Company recorded $910,000, $2.4 million and $889,000, respectively, as losses on disposals or impairments of property and equipment. These charges are reflected in loss or impairment on disposal of property and equipment in the accompanying consolidated statements of income.

9.    Intangible Assets, Net

The following table reflects the components of intangible assets:

	As of (in 000's)
	June 24, 2007	June 25, 2006
Customer relationships	$51,320	$—
Developed technology	12,360	—
Patent and license rights	46,201	37,112

	109,881	37,112
Accumulated amortization	(13,743)	(6,826)

Intangible assets, net	$96,138	$30,286

The Company invested $6.4 million, $4.1 million and $10.8 million for the years ended June 24, 2007, June 25, 2006, and June 26, 2005, respectively for patent and license rights.

Amortization of intangible assets used in continuing operations totaled $7.0 million, $2.4 million and $1.8 million for the years ended June 24, 2007, June 25, 2006 and June 26, 2005, respectively.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

Future amortization expense of intangible assets is estimated to be as follows (amounts in 000’s):

Fiscal Year Ended	Total amortization expense	Customer Relationship and Developed Technology	Patents and License Rights
June 29, 2008	$19,084	$16,080	$3,004
June 28, 2009	16,062	13,105	2,957
June 27, 2010	11,963	9,035	2,928
June 26, 2011	10,580	7,677	2,903
June 24, 2012	8,691	5,802	2,889
Thereafter	29,758	7,789	21,969

	$96,138	$59,488	$36,650

10.    Investments

The following tables are a summary of held-to-maturity securities as of (in 000’s):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 24, 2007
U.S. Government and Agency securities	$115,763	$13	$(450)	$115,326
Corporate debt securities	84,674	2	(140)	84,536

	$200,437	$15	$(590)	$199,862

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 25, 2006
U.S. Government and Agency securities	$162,335	$781	$(1,879)	$161,237
Corporate debt securities	124,515	239	(900)	123,854

	$286,850	$1,020	$(2,779)	$285,091

Short-term and long-term investments held to maturity consist of high-grade corporate bonds and other debt securities. The Company has classified these securities as held-to-maturity in accordance with the provisions of SFAS 115 due to the fact that the Company has the ability and intent to hold these securities until maturity. The Company believes that there is no material difference between the amortized cost of these securities and their fair value at the time the security is purchased because premiums or discounts are assigned to the securities if a different interest rate is paid than the current prevailing market rate. This premium or discount is amortized or accreted over the remaining life of the security and charged as an increase or decrease to interest income. If interest rates decline, the fair value of the security may be higher than the book value as the interest rate less the premium may be higher than current interest rates.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

The contractual maturities of investments held-to-maturity at June 24, 2007 and June 25, 2006 are as follows (in 000’s):

	June 24, 2007		June 25, 2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 12 months or less	$132,074	$131,766	$167,450	$166,821
Due in 13 to 36 months	68,363	68,096	119,400	118,270

	$200,437	$199,862	$286,850	$285,091

The following table presents the gross unrealized losses and estimated fair value of the Company’s held-to-maturity securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 24, 2007 (in 000’s):

	Less Than 12 Months			12 Months or More
	Estimated Fair Value	Gross Unrealized Loss	Number Of Securities	Estimated Fair Value	Gross Unrealized Loss	Number Of Securities
U.S. Government and Agency securities	$81,467	$337	45	$33,859	$112	15
Corporate debt securities	83,050	130	41	1,486	11	2

	$164,517	$467	86	$35,345	$123	17

The Company does not consider the reduction in value of the above securities to be an “other-than-temporary” decline as the market value of these types of securities fluctuates primarily due to changes in interest rates. The securities are all high-grade securities and the Company plans to hold these investments until maturity at which time the securities will be redeemed at face value.

As of June 24, 2007, the Company also held an equity investment in the common stock of Color Kinetics, Incorporated (“Color Kinetics”). The Company accounts for its investment in Color Kinetics as “available for sale” securities in accordance with the provisions of SFAS 115. Management has classified the shares as a short-term investment at June 24, 2007 as Color Kinetics has recently agreed to be acquired and the Company expects to liquidate its investment in the next twelve months, upon the closing of the transaction. During fiscal 2007, the Company sold 1,295,660 shares of Color Kinetics common stock for $26.6 million and recognized a $19.2 million gain. As of June 24, 2007, the Company held 500,000 shares of Color Kinetics common stock. During fiscal 2006, the Company sold 63,782 shares of Color Kinetics common stock for $954,000, and recognized a $587,000 gain. For the years ended June 24, 2007 and June 25, 2006, the Company had recorded cumulative unrealized holding gains on its investment in Color Kinetics of $13.8 million and $18.7 million, respectively (or $8.7 million and $11.8 million, net of tax, respectively). The unrealized gain was based on the closing share price of the Color Kinetics common stock as of June 24, 2007 and June 25, 2006 to determine the fair market value for the Company’s investment of $16.7 million and $29.1 million, respectively.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

11.     Other Current Liabilities

The following table reflects the components of other current liabilities:

	As of (in 000's)
	June 24, 2007	June 25, 2006
Accrued legal fees	$1,222	$1,121
Accrued sales, use and other taxes	1,885	1,625
Accrued accounting and annual report fees	818	686
Accrued lease termination costs	1,148	—
Other	342	824

Total other current liabilities	$5,415	$4,256

12.    Shareholders’ Equity

As of June 24, 2007, there remained approximately 4.4 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 2008. During the fiscal year ended June 24, 2007, the Company repurchased 1.1 million shares at an average price of $17.54 per share with an aggregate value of approximately $18.7 million. There were no repurchases during the fiscal year ended June 25, 2006. During the fiscal year ended June 26, 2005, the Company repurchased 1.5 million shares at an average price of $24.32 per share with an aggregate value of approximately $35.3 million. Since the inception of the predecessor stock repurchase program in January 2001, the Company has repurchased 7.7 million shares of its common stock at an average price of $18.18 per share, with an aggregate value of $139.7 million. The Company expects to use available cash to finance purchases under the current program. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of the Company’s management. The Company will continue to determine the time and extent of any repurchases based on its evaluation of market conditions and other factors.

On May 29, 2002, the Company’s Board of Directors adopted a shareholders’ rights plan, pursuant to which stock purchase rights were distributed to shareholders at a rate of one right with respect to each share of common stock held of record as of June 10, 2002. The rights plan is designed to enhance the Board’s ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combinations involving the Company. The Company amended its Articles of Incorporation to designate 200,000 shares of preferred stock as “Series A Preferred Stock” in connection with the implementation of the shareholders’ rights plan. At June 30, 2002, rights to purchase 100,000 shares of preferred stock had been distributed to shareholders.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

At June 24, 2007, the Company had reserved a total of 13,288,768 shares of its common stock and 100,000 shares of its Series A preferred stock for future issuance as follows:

Number of Shares
For exercise of outstanding common stock options	10,302,555
For future equity awards under 2004 Long-Term Incentive Compensation Plan	2,675,143
For future issuance to employees under the 2005 Employee Stock Purchase Plan	311,070

Total common shares reserved	13,288,768

Series A preferred stock reserved for exercise of rights issued under sharesholders' rights plan	100,000

13.    Stock-Based Compensation

The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. In addition, the Company has five plans that have been terminated as to future grants, but under which options are currently outstanding. The Company’s plans are as follows:

2004 Long-Term Incentive Compensation Plan—This plan provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units and performance units. Currently, this is the only plan under which awards can be granted. As approved by the Company’s shareholders in November 2004, the plan authorized issuance of up to 1,200,000 shares plus the number of shares then authorized for issuance under the Equity Compensation Plan and not thereafter used for awards under the Equity Compensation Plan. On November 3, 2005, the Company’s shareholders approved an amendment to the Long-Term Incentive Compensation Plan, which increased the shares authorized for issuance under the plan by 2,000,000 shares. Awards issued under the plan to date include only non-qualified stock options and restricted stock.

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

The Company also has an Employee Stock Purchase Plan (the “ESPP”) that provides employees with the opportunity to purchase common stock through payroll deductions. The Company established its original ESPP in 1999 and terminated it on October 31, 2005. The Company’s shareholders approved the present ESPP on November 3, 2005 at which time it became effective. Under the 1999 ESPP, the purchase price was set at the

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the fair market value on the purchase date. Under the 2005 ESPP, the purchase price is set at 85% of the fair market value of common stock at the purchase date. Under the original terms of the 2005 ESPP, the Company’s board of directors has reserved a total of 600,000 shares of common stock for issuance. The 2005 ESPP also limits employee contributions to 15% of each employee’s compensation, and participation periods have a 6-month duration, beginning in May and November of each year.

The Company recorded stock-based compensation of $11.8 million and $13.1 million in fiscal years 2007 and 2006, respectively. Approximately $699,000 and $618,000 of stock-based compensation were recorded in inventory in the Company’s consolidated balance sheets as of June 24, 2007 and June 25, 2006, respectively.

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses the assumptions summarized in the following table. The Company uses historical data among other factors to estimate forfeiture rates used in the model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the yield of U.S. Treasury securities at the time of grant.

	Years Ended
	June 24, 2007	June 25, 2006	June 26, 2005
Stock Option Grants:
Risk-free interest rate	4.69%	4.03%	3.30%
Expected life, in years	4.5	4.5	4.1
Expected volatility	51.2%	42.0%	67.8%
Dividend yield	—	—	—

Employee Stock Purchase Plan:
Risk-free interest rate	5.06%	4.57%	1.90%
Expected life, in years	0.5	0.5	0.8
Expected volatility	51.2%	42.0%	62.8%
Dividend yield	—	—	—

The option-pricing model also uses a forecast of the volatility of the Company’s common stock during the expected life of the option. For awards granted after the Company’s adoption of SFAS 123R and for awards granted during the fourth quarter of fiscal 2005, the expected volatility was based on a combination of the Company’s implied volatility calculated from publicly traded call options and the historical volatility on the Company’s common stock. For awards granted prior to the adoption of SFAS 123R, expected volatility was based on the historical volatility of the Company’s stock price.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

A summary of option activity under the plans as of June 24, 2007, and changes during the year then ended is as follows:

	Number of Shares (in 000's)	Weighted- Average Exercise price	Weighted Average Remaining Contractual Term	Total Intrinsic Value (in 000's)
Outstanding at June 25, 2006	10,188	$26.27
Granted	1,310	18.81
Assumed in acquisition of INTRINSIC	191	10.66
Exercised	(556)	12.27
Forfeited or expired	(830)	31.75

Outstanding at June 24, 2007	10,303	$25.34	3.32	$59,645

Vested or expected to vest at June 24, 2007	9,814	$26.02	3.21	$42,729

Exercisable at June 24, 2007	8,018	$26.70	2.74	$43,839

As of June 24, 2007, there remains approximately $16.9 million of total unrecognized compensation cost related to stock-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately two years.

The weighted-average grant-date fair value of options granted during the years ended June 24, 2007, June 25, 2006 and June 26, 2005 was $18.81, $25.93 and $31.01, respectively. The total intrinsic value of options exercised during the years ended June 24, 2007, June 25, 2006 and June 26, 2005 was $4.7 million, $14.6 million and $62.7 million, respectively.

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of June 24, 2007, and changes during the year then ended is as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at June 25, 2006	107,750	$25.65
Granted	149,400	18.42
Vested	(42,550)	25.92
Forfeited	—	—

Nonvested at June 24, 2007	214,600	$20.56

As of June 24, 2007, there was approximately $3.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. Shares with a fair value of $1.1 million completed vesting during the year ended June 24, 2007. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the year ended June 26, 2005. For purposes of this pro forma disclosure, the value of the options were estimated using the Black-Scholes-Merton option-pricing model and amortized to expense over the options’ vesting periods.

Year Ended June 26, 2005
(in 000s, except per share amounts)
Net income, as reported	$91,143
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(37,849)

Pro forma net income	$53,294

Earnings per share:
Basic, as reported	$1.22

Basic, pro forma	$0.71

Diluted, as reported	$1.18

Diluted, pro forma	$0.69

14.    Lease Commitments

The Company leases certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through December 2015. All of the lease agreements provide for rental adjustments for increases in base rent (up to specific limits), property taxes and general property maintenance that would be recorded as rent expense if applicable. The Company records net rent expense on a straight-line basis over the life of the lease. Rent expense associated with these operating leases totaled $1.9 million for each of the fiscal years ended June 24, 2007, June 25, 2006 and June 26, 2005, respectively. Sublease income was $426,000, $203,000 and $7,000 for the fiscal years ended June 24, 2007, June 25, 2006 and June 26, 2005, respectively. Future minimum rental payments net of sublease income, including Cree Microwave, as of June 24, 2007 under these leases are as follows:

Fiscal Years Ended	Gross Rental Expense (in 000’s)	Sublease Rental Income (in 000’s)	Minimum Rental Amount, Net (in 000’s)
June 30, 2008	$3,124	$733	$2,391
June 28, 2009	2,867	599	2,268
June 27, 2010	2,678	617	2,061
June 26, 2011	1,582	636	946
June 24, 2012	748	269	479
Thereafter	257	—	257

	$11,256	$2,854	$8,402

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

15.    INCOME TAXES

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

The following are the components of income tax expense from continuing operations for the fiscal years ended June 24, 2007, June 25, 2006 and June 26, 2005:

	Years Ended (in 000's)
	June 24, 2007	June 25, 2006	June 26, 2005
Current:
Federal	$766	$28,348	$46,406
Foreign	1,703	(8)	—
State	874	1,231	4,695

	3,343	29,571	51,101

Deferred:
Federal	(1,065)	941	(11,362)
Foreign	(1,357)	31	(32)
State	(3)	1,861	(1,056)

	(2,425)	2,833	(12,450)

Income tax expense	$918	$32,404	$38,651

Actual income tax expense from continuing operations for the fiscal years ended June 24, 2007, June 25, 2006 and June 26, 2005 differed from the amounts computed by applying the U.S. federal tax rate of 35% to pre-tax earnings from continuing operations as a result of the following:

	Years Ended (in 000's)
	June 24, 2007	% of Income	June 25, 2006	% of Income	June 26, 2005	% of Income
Federal income tax provision at statutory rate	$17,889	35%	$39,327	35%	$50,825	35%
Increase (decrease) in income tax expense resulting from:
State tax provision, net of federal benefit	583	1%	2,531	3%	295	0%
Extraterritorial taxable income credit	(5,101)	-10%	(3,924)	-4%	(4,908)	-3%
Change in valuation allowance	(5,131)	-10%	(3,150)	-3%	(6,385)	-4%
(Decrease) increase in tax reserve	(4,022)	-8%	1,684	2%	453	0%
Research and development credits	(3,000)	-6%	(3,768)	-4%	(1,459)	-1%
Subpart F "Deemed Dividend"	1,482	3%	—	0%	—	0%
Qualified production activities deduction	(280)	-1%	(1,153)	-1%	—	0%
Foreign tax credits	(637)	-1%	—	0%	—	0%
Statutory rate differences	(1,928)	-4%	—	0%	—	0%
Other	1,063	3%	857	1%	(170)	0%

Income tax expense	$918	2%	$32,404	29%	$38,651	27%

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

The Company currently benefits from a tax holiday in China with respect to its COTCO manufacturing operation. This arrangement, which expires on December 31, 2007, reduced income tax expense by $827,000 during fiscal 2007. The benefit of the tax holiday on net income per diluted share at June 24, 2007 was $0.01.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of (in 000's)
	June 24, 2007	June 25, 2006
Deferred tax assets:
Compensation	$293	$267
Inventory	834	1,448
Sales return reserve and allowance for bad debts	1,566	2,104
Federal and state net operating loss carryforwards	1,153	147
Alternative minimum tax	5,107	1,217
Federal capital loss carryforwards	6,872	13,718
Research and development tax credits	2,566	5,530
Investments	953	954
Stock-based compensation	8,801	4,908
Cree Microwave lease impairment	601	1,073
Deferred revenue	6	—
Other	134	—

Total gross deferred assets	28,886	31,366
Less valuation allowance	(2,928)	(8,059)

Deferred tax assets, net	25,958	23,307

Deferred tax liabilities:
Property and equipment	(18,520)	(20,661)
Intangible assets	(17,075)	(1,515)
Available-for-sale securities	(5,165)	(7,010)
Tax reserves	(5,792)	(17,339)

Total gross deferred liability	(46,552)	(46,525)

Deferred tax liability, net	$(20,594)	$(23,218)

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

The components giving rise to the net deferred tax assets (liabilities) have been included in the accompanying consolidated balance sheets as follows:

	As of June 24, 2007				As of June 25, 2006
	Asset		Liabilities		Asset		Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
U.S. federal income taxes	$27,170	$7,388	$(3,738)	$(41,980)	$10,092	$—	$—	$(33,310)
Hong Kong income taxes	49	1	(21)	(9,958)	—	—	—	—
China income taxes	19	1,227	(863)	—	—	—	—	—
Japan income taxes	113	—	—	(1)	—	—	—	—

	$27,351	$8,616	$(4,622)	$(51,939)	$10,092	$—	$—	$(33,310)

As of June 24, 2007, the Company has federal capital loss carryforwards of $19.6 million, federal net operating loss carryovers of approximately $2.8 million, state net operating loss carryovers of approximately $1.0 million and foreign net operating loss carryovers of $500,000. Additionally, the Company has $2.6 million of research and development tax credit carryforwards. The capital loss carryforwards will begin to expire in 2008 and a valuation allowance has been provided for losses that are not expected to be used prior to their expiration. The federal net operating loss carryovers will begin to expire in 2025, state net operating loss carryovers will begin to expire in 2015, foreign net operating loss carryovers will begin to expire in 2013 and federal research and development tax credit carryforward will begin to expire in 2024.

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

The Company’s tax reserves as of June 24, 2007 and June 25, 2006 were approximately $5.8 million and $17.3 million, respectively. Based upon its assessment of risk related to other return deductions and credits impacting the current provision, the Company decreased the tax reserves by $11.5 million for fiscal 2007. The decrease is primarily due to the release of contingent tax reserves associated with the completion of the Company’s research and development tax credit study and the resolution of Internal Revenue Service audits of the Company’s fiscal 2003, 2004 and 2005 federal tax returns. During fiscal 2006, the Company increased the tax reserves by $1.7 million, which was primarily related to research and development credits generated during the period. During fiscal 2005, the Company settled a state income tax examination resulting in a decrease in the tax reserve of $1.2 million. Additionally, based upon its assessment of risk related to other return deductions and credits impacting the current provision, the Company increased the tax reserves by $1.7 million for a net increase of $453,000 for fiscal 2005 related to continuing operations. The primary factor for the $1.7 million increase in the tax reserves was a $1.5 million increase related to research and development credits.

The Company previously established a valuation allowance for capital loss carryforwards and unrealized losses on certain securities, as the Company believed that it is more likely than not that the tax benefits of the items would not be realized. For the fiscal year ended June 24, 2007, the valuation allowance decreased by $5.1 million due to the gains recognized on the sale of Color Kinetics common stock and the unrealized gains associated with the change in market value on the Company’s investment in Color Kinetics.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

During the fiscal year ended June 24, 2007, the Company reduced additional paid in capital by $1.3 million, which represented the reversal of tax benefits associated with the exercise of previously issued stock options due to the amendment of the Company’s fiscal 2004 and 2005 federal income tax returns.

During the fiscal year ended June 25, 2006, the Company reduced additional paid in capital by $13.1 million, which represented expected tax benefits from the exercise of previously issued stock options that will no longer be realized due to Internal Revenue Code limitations. Management evaluated the impact of the $13.1 million reduction of additional paid-in capital on prior periods and determined that an adjustment to prior periods was not required, as the amounts have been deemed to be immaterial and would have no effect on previously reported net income.

The Company asserts an exception to Accounting Principles Board Opinion No. 23 , “Accounting for Income Taxes-Special Areas.” Therefore, deferred taxes have not been provided on excess book basis in the shares of certain foreign subsidiaries in the amount of $4.5 million because these basis differences are not expected to reverse in the foreseeable future. These basis differences arose primarily through undistributed book earnings of the subsidiaries. The basis differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, as well as various other events.

16.    Commitments and Contingencies

In re Cree, Inc. Securities Litigation

Between June 16 and August 18, 2003, several alleged purchasers of the Company’s stock filed complaints in nineteen lawsuits in the U.S. District Court for the Middle District of North Carolina alleging violations of federal securities laws including, among other claims, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The complaints, which sought class action status, named the Company and certain of the Company’s current and former officers and directors as defendants. The final amended consolidated complaint alleged that the Company made false and misleading statements concerning the Company’s investments in certain public and privately held companies, the Company’s acquisition of the UltraRF division of Spectrian Corporation, the Company’s supply agreement with Spectrian, and the Company’s agreements with Charles & Colvard and that the Company’s financial statements did not comply with the requirements of the securities laws during the class period. The complaint requested certification of a plaintiff class consisting of purchasers of the Company’s stock between August 12, 1998 and June 13, 2003 and sought, among other relief, unspecified damages and disgorgement of profits by the individual defendants, plus costs and expenses, including attorneys’, accountants’ and experts’ fees. The district court dismissed the consolidated amended complaint in its entirety with prejudice in August 2005. The plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit. The Court of Appeals in February 2007 affirmed the dismissal and in April 2007 denied a petition from the plaintiffs seeking to have the appeal reheard by the entire appellate court. The plaintiffs have not sought further appellate review, the time for doing so has expired and the dismissal of these cases has therefore become final.

Neumark v. Cree, Inc.

On June 27, 2005, Gertrude Neumark Rothschild commenced a patent infringement lawsuit against the Company by filing a complaint in the U.S. District Court for the Southern District of New York. In her complaint, the plaintiff alleges that the Company is infringing U.S. Patent No. 4,904,618, entitled “Process for Doping Crystals of Wide Band Gap Semiconductors,” and U.S. Patent No. 5,252,499, entitled “Wide Band-Gap Semiconductors Having Low Bipolar Resistivity and Method of Formation,” by manufacturing, importing, using, selling and/or offering for sale LEDs and/or laser diodes created using processes claimed in the patents. The complaint seeks damages in an unspecified amount, an injunction against infringements, attorneys’ fees and costs. The Company has filed an answer and counterclaims in which the Company denies any infringement and

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

asserts, among other defenses, that the patents are invalid and are unenforceable under the doctrine of inequitable conduct. The counterclaims seek a declaratory judgment that the Company have not infringed the patents and that the patents are invalid and unenforceable. The case is in the discovery phase.

BridgeLux Patent Litigation

On September 11, 2006, the Company, together with the Trustees of Boston University as co-plaintiffs, filed a complaint against BridgeLux, Inc. (formerly eLite Optoelectronics), or BridgeLux, for infringement of two U.S. patents. The two patents are No. 6,657,236, entitled “Enhanced Light Extraction in LEDs through the Use of Internal and External Optical Elements,” which is owned by the Company, and No. 5,686,738, entitled “Highly Insulating Monocrystalline Gallium Nitride Thin Films,” which the Company has licensed from Boston University on an exclusive basis. The suit was filed in the U.S. District Court for the Middle District of North Carolina and seeks monetary damages and injunctive relief to prohibit BridgeLux from infringing these patents. BridgeLux filed a motion to dismiss the complaint contending that it is not subject to personal jurisdiction of the court and that venue is improper. The magistrate assigned to review the motion has recommended that the motion be granted and the action dismissed.

On October 17, 2006, BridgeLux filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,869,812, entitled “High Power AlInGaN Based Multi-Chip Light Emitting Diode,” and seeking unspecified monetary damages and injunctive relief. On December 11, 2006, the Company filed an answer to this complaint in which the Company denied any infringement. Together with Boston University, the Company also asserted counterclaims against BridgeLux for infringement of the ‘236 and ‘738 patents originally asserted in the North Carolina case. In addition, the Company counterclaimed against BridgeLux for infringement of U.S. Patent Nos. 6,614,056 and No. 6,885,036 both entitled “Scalable LED With Improved Current Spreading Structures.” The court in Texas later ordered that the counterclaims on the ‘236 and ‘738 patents be severed and dismissed without prejudice on the ground that claims under these patents are the subject of prior pending litigation. The Company’s remaining counterclaims seek monetary damages and injunctive relief to prohibit BridgeLux from infringing the ‘056 and ‘036 patents. The Company also request declaratory judgments that BridgeLux’s ‘812 patent is not infringed, is invalid based in part on the Company’s earlier ‘056 and ‘036 patents, and is unenforceable due to fraud and/or inequitable conduct committed before the U.S. Patent Office. The case is in the discovery phase.

On October 17, 2006, BridgeLux also filed a complaint against the Company and Boston University in the U.S. District Court for the Northern District of California. The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to the ‘236 and ‘738 patents and of non-infringement with respect to U.S. Patent No. 6,600,175, entitled “Solid State White Light Emitter and Display Using Same,” which the Company own, and U.S. Patent No. 6,953,703, entitled “Method of Making a Semiconductor Device with Exposure of Sapphire Substrate to Activated Nitrogen,” which the Company license from Boston University on an exclusive basis. After the Company filed the Company’s counterclaims in the Texas action asserting the ‘056 and ‘036 patents, BridgeLux amended its complaint in the California action to add a request for a declaratory judgment of non-infringement with respect to these patents. The Company moved to dismiss BridgeLux’s declaratory judgment claims regarding the ‘236, ‘738, ‘056 and ‘036 patents based on the Company’s prior filings in North Carolina and Texas and to dismiss the claims regarding the ‘175 and ‘703 patents for lack of subject matter jurisdiction. The court granted the motion to dismiss as to the ‘056, ‘036, ‘175, and ‘703 patents and denied the motion as to the ‘236 and ‘738 patents. Cree and Boston University thereafter filed an answer denying BridgeLux’s claims for non-infringement and invalidity of the ‘236 and ‘738 patents and counterclaiming against BridgeLux for infringement of the ‘236, ‘738, and U.S. Patent No. 7,235,819, which is also owned by Boston University and exclusively licensed to the Company. The court has scheduled a case management conference in August 2007.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

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

17.    Retirement Plan

The Company maintains an employee benefit plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code. Under the Plan, there is no fixed dollar amount of retirement benefits, and actual benefits received by employees will depend on the amount of each employee’s account balance at the time of retirement. All employees are eligible to participate under the Plan on the first day of a new fiscal month after date of hire. The Pension Benefit Guaranty Corporation does not insure the Plan. The Company may, at its discretion, make contributions to the Plan. During the fiscal years ended June 24, 2007, June 25, 2006 and June 26, 2005, the Company contributed $563,000, $528,000 and $558,000 to the Plan, respectively.

18.    Related Party Transactions

As further described in Note 10 to the consolidated financial statements, the Company holds an equity investment in the common stock of Color Kinetics. During the fiscal years ended June 24, 2007, June 25, 2006 and June 26, 2005, the Company recorded sales to Color Kinetics of $5.4 million, $3.5 million, and $2.0 million, respectively. The outstanding balance on these sales was $534,000, $193,000 and $400,000 at June 24, 2007, June 25, 2006 and June 26, 2005, respectively. These balances are included in trade accounts receivable in the consolidated balance sheets.

Effective March 30, 2007, COTCO entered into a supply agreement under which Light Engine Ltd., a subsidiary of Holdings, is required to purchase a minimum quarterly volume of LED lamp products from COTCO until June 28, 2009. During fiscal 2007, Light Engine Ltd. purchased $9.7 million of LED lamp products under the terms of the supply agreement. The outstanding balance on these sales and sales that occurred prior to March 30, 2007 was $10.4 million at June 24, 2007. These balances are included in accounts receivable in the consolidated balance sheets as of year end.

19.    Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of fiscal 2008 and is in the process of evaluating the impact FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”) to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 24, 2007

standards require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements. SFAS 157 is effective for the Company beginning in fiscal 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value at specified election dates. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact, if any, of the adoption of SFAS 159.

20.    Quarterly Results of Operations—Unaudited

The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 24, 2007 and June 25, 2006 (in 000s, except per share data).

	September 24, 2006	December 24, 2006	March 25, 2007	June 24, 2007	Fiscal Year 2007
Total revenue	$103,910	$88,790	$90,253	$111,168	$394,121
Total cost of revenue	61,010	58,421	61,281	79,421	260,133
Income from continuing operations	13,367	16,263	14,045	6,518	50,193
(Loss) income from discontinued operations, net of tax	(77)	216	7,085	(83)	7,141
Net income	13,290	16,479	21,130	6,435	57,334

Earnings per share:
Basic	$0.17	$0.21	$0.28	$0.08	$0.73
Diluted	$0.17	$0.21	$0.27	$0.08	$0.72

	September 25, 2005	December 25, 2005	March 26, 2006	June 25, 2006	Fiscal Year 2006
Total revenue	$102,902	$105,640	$107,704	$106,706	$422,952
Total cost of revenue	50,735	53,410	56,369	61,545	222,059
Income from continuing operations	23,229	20,058	24,294	12,378	79,959
(Loss) income from discontinued operations, net of tax	(1,509)	(2,349)	(294)	866	(3,286)
Net income	21,720	17,709	24,000	13,244	76,673

Earnings per share:
Basic	$0.29	$0.23	$0.31	$0.17	$1.01
Diluted	$0.28	$0.23	$0.31	$0.17	$0.98

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

Changes to Internal Control Over Financial Reporting

In the course of our ongoing preparations for making management’s report on internal control over financial reporting included in this annual report, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have identified areas in need of improvement and have taken remedial actions to strengthen the affected controls as appropriate. From time to time, we make these and other changes to our internal controls over financial reporting that are intended to enhance the effectiveness of our internal controls over financial reporting and which do not have a material effect on our overall internal control. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2007 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has excluded the internal controls over financial reporting of COTCO Luminant Device Limited (“COTCO”) from its assessment of the Company’s internal control over financial reporting as of June 24, 2007, as the Company acquired COTCO on March 30, 2007. The purchase of COTCO represented a material business acquisition. On June 29, 2007 the Company filed a Form 8-K/A, which includes the audited financial statements of COTCO as of March 30, 2007 and for the period from April 1, 2006 to March 30, 2007 and certain unaudited pro forma financial information.

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management believes that our internal controls over financial reporting was effective as of June 24, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 24, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report on management’s assessment of internal controls over financial reporting, which is included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cree, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cree, Inc. maintained effective internal control over financial reporting as of June 24, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cree, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of COTCO Luminant Device Limited, which is included in the June 24, 2007 consolidated financial statements of Cree, Inc. and constituted $237.7 million and $211.2 million of total and net assets, respectively, as of June 24, 2007 and $29.5 million and $3.8 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Cree, Inc. also did not include an evaluation of the internal control over financial reporting of COTCO Luminant Device Limited.

In our opinion, management’s assessment that Cree, Inc. maintained effective internal control over financial reporting as of June 24, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cree, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 24, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cree, Inc. as of June 24, 2007 and June 25, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flow for each of the three years in the period ended June 24, 2007 of Cree, Inc. and our report dated August 20, 2007 expressed an unqualified opinion thereon.

Raleigh, North Carolina

August 20, 2007

Item 9B.    Other Information

All matters required to be disclosed on Form 8-K during the Company’s fiscal 2007 fourth quarter have been previously disclosed on Form 8-K filed with the Securities and Exchange Commission.

PART III

Certain information called for in Items 10, 11,12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2007.

Item 10.    Directors, Executive Officers and Corporate Governance

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Item 14.    Principal Accounting Fees and Services

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

(a)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

2.1	Share Purchase Agreement, dated as of March 11, 2007, between COTCO Holdings Limited and the Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated March 30, 2007, as filed with the Securities and Exchange Commission on April 2, 2007)

3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2	Bylaws, as amended effective August 19, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, as filed with the Securities and Exchange Commission on November 5, 2004)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2	Rights Agreement, dated as of May 30, 2002, between the Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively (incorporated herein by reference to Exhibit 4.01 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2002)

4.3	Amendment No. 1 to Rights Agreement, dated as of October 16, 2006, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on October 16, 2006)

10.1*	2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 2, 2005, as filed with the Securities and Exchange Commission on November 8, 2005)

10.2*	Equity Compensation Plan, as amended and restated August 5, 2002 (terminated as to future grants dated November 4, 2004) (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement filed on Schedule TO, as filed with the Securities and Exchange Commission on February 14, 2003)

10.3*	Stock Option Plan for Non-Employee Directors (terminated as to future grants effective November 11, 1997) (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 33-98958), as filed with the Securities and Exchange Commission on November 3, 1995)

10.4*	2001 Nonqualified Stock Option Plan (terminated as to future grants effective January 28, 2003) (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

Exhibit No.	Description

10.5*	Fiscal 2001 Stock Option Bonus Plan (expired) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.6*	Fiscal 2002 Stock Option Bonus Plan (expired) (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.7*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Non-employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.8*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.9*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.10*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarterly period ended September 25, 2005, as filed with the Securities and Exchange Commission on October 26, 2005)

10.11*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.12*	Fiscal 2007 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2006, as filed with the Securities and Exchange Commission on August 25, 2006)

10.13*	Non-Employee Director Schedule of Meeting Fees (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 25, 2005, as filed with the Securities and Exchange Commission on April 29, 2005)

10.14*	Directors’ Deferred Compensation Program, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2005, as filed with the Securities and Exchange Commission on January 31, 2006)

10.15*	Trust Agreement between the Company and Fidelity Management Trust Company, as amended, effective as of February 1, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2005, as filed with the Securities and Exchange Commission on January 31, 2006)

10.16*	Amended Attachment A to Adoption Agreement for Directors’ Deferred Compensation Program dated January 30, 2006 (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006, as filed with the Securities and Exchange Commission on August 24, 2006)

10.17*	Amended Attachment A to Adoption Agreement for Directors’ Deferred Compensation Program dated April 20, 2006 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006, as filed with the Securities and Exchange Commission on August 24, 2006)

Exhibit No.	Description

10.18*	Charles M. Swoboda Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 13, 2004, as filed with the Securities and Exchange Commission on October 19, 2004)

10.19*	Offer Letter Agreement, dated September 1, 2006, between the Company and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 1, 2006, as filed with the Securities and Exchange Commission on September 8, 2006)

10.20*	Severance Agreement, dated September 29, 2006, between the Company and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form
10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.21	Amended and Restated Distributorship Agreement, dated May 25, 2005, between the Company, Sumitomo Corporation and Sumitomo Corporation of America (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 25, 2005, as filed with the Securities and Exchange Commission on June 1, 2005) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.22	Letter Agreement, dated May 24, 2006, between Sumitomo Corporation and Sumitomo Corporation of America (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 24, 2006, as filed with the Securities and Exchange Commission on May 31, 2006) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.23	Shareholders’ and Registration Rights Agreement, dated as of March 11, 2007, between the Company and COTCO Holdings Limited (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2007, as filed with the Securities and Exchange Commission on April 20, 2007)

10.24	Supply Agreement, dated March 30, 2007, between the Company and Light Engine LTD.

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREE, INC.

By:	/S/ CHARLES M. SWOBODA
Charles M. Swoboda
Chairman, Chief Executive Officer and President

Date: August 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHARLES M. SWOBODA Charles M. Swoboda	Chairman, Chief Executive Officer and President	August 22, 2007

/S/ JOHN T. KURTZWEIL John T. Kurtzweil	Chief Financial Officer and Chief Accounting Officer	August 22, 2007

/S/ JAMES E. DYKES James E. Dykes	Director	August 22, 2007

/S/ JOHN W. PALMOUR, PH.D. John W. Palmour, Ph.D.	Director	August 22, 2007

/S/ ROBERT J. POTTER, PH.D. Robert J. Potter, Ph.D.	Director	August 22, 2007

/S/ DOLPH W. VON ARX Dolph W. von Arx	Director	August 22, 2007

/S/ HARVEY A. WAGNER Harvey A. Wagner	Director	August 22, 2007

/S/ CLYDE R. HOSEIN Clyde R. Hosein	Director	August 22, 2007

/S/ THOMAS H. WERNER Thomas H. Werner	Director	August 22, 2007

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Purchase Agreement, dated as of March 11, 2007, between COTCO Holdings Limited and the Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated March 30, 2007, as filed with the Securities and Exchange Commission on April 2, 2007)

3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2	Bylaws, as amended effective August 19, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, as filed with the Securities and Exchange Commission on November 5, 2004)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2	Rights Agreement, dated as of May 30, 2002, between the Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively (incorporated herein by reference to Exhibit 4.01 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2002)

4.3	Amendment No. 1 to Rights Agreement, dated as of October 16, 2006, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on October 16, 2006)

10.1*	2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 2, 2005, as filed with the Securities and Exchange Commission on November 8, 2005)

10.2*	Equity Compensation Plan, as amended and restated August 5, 2002 (terminated as to future grants dated November 4, 2004) (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement filed on Schedule TO, as filed with the Securities and Exchange Commission on February 14, 2003)

10.3*	Stock Option Plan for Non-Employee Directors (terminated as to future grants effective November 11, 1997) (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 33-98958), as filed with the Securities and Exchange Commission on November 3, 1995)

10.4*	2001 Nonqualified Stock Option Plan (terminated as to future grants effective January 28, 2003) (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.5*	Fiscal 2001 Stock Option Bonus Plan (expired) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.6*	Fiscal 2002 Stock Option Bonus Plan (expired) (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

Exhibit No.	Description

10.7*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Non-employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.8*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.9*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.10*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarterly period ended September 25, 2005, as filed with the Securities and Exchange Commission on October 26, 2005)

10.11*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.12*	Fiscal 2007 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2006, as filed with the Securities and Exchange Commission on August 25, 2006)

10.13*	Non-Employee Director Schedule of Meeting Fees (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 25, 2005, as filed with the Securities and Exchange Commission on April 29, 2005)

10.14*	Directors’ Deferred Compensation Program, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2005, as filed with the Securities and Exchange Commission on January 31, 2006)

10.15*	Trust Agreement between the Company and Fidelity Management Trust Company, as amended, effective as of February 1, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2005, as filed with the Securities and Exchange Commission on January 31, 2006)

10.16*	Amended Attachment A to Adoption Agreement for Directors’ Deferred Compensation Program dated January 30, 2006 (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006, as filed with the Securities and Exchange Commission on August 24, 2006)

10.17*	Amended Attachment A to Adoption Agreement for Directors’ Deferred Compensation Program dated April 20, 2006 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006, as filed with the Securities and Exchange Commission on August 24, 2006)

10.18*	Charles M. Swoboda Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 13, 2004, as filed with the Securities and Exchange Commission on October 19, 2004)

10.19*	Offer Letter Agreement, dated September 1, 2006, between the Company and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 1, 2006, as filed with the Securities and Exchange Commission on September 8, 2006)

Exhibit No.	Description

10.20*	Severance Agreement, dated September 29, 2006, between the Company and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.21	Amended and Restated Distributorship Agreement, dated May 25, 2005, between the Company, Sumitomo Corporation and Sumitomo Corporation of America (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 25, 2005, as filed with the Securities and Exchange Commission on June 1, 2005) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.22	Letter Agreement, dated May 24, 2006, between Sumitomo Corporation and Sumitomo Corporation of America (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 24, 2006, as filed with the Securities and Exchange Commission on May 31, 2006) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.23	Shareholders’ and Registration Rights Agreement, dated as of March 11, 2007, between the Company and COTCO Holdings Limited (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2007, as filed with the Securities and Exchange Commission on April 20, 2007)

10.24	Supply Agreement, dated March 30, 2007, between the Company and Light Engine LTD.

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan