Form 10-Q
period 2007-09-23
CREE INC
filed 2007-10-19
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-21154

CREE, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-1572719
(State or other jurisdiction of incorporation or organization))	(I.R.S. Employer Identification No.)

4600 Silicon Drive Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 5, 2007, was 85,278,370.

CREE, INC.

FORM 10-Q

For the Three Months Ended September 23, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 23, 2007	June 24, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,277	$93,881
Short-term investments:
Held-to-maturity	117,011	132,074
Available-for-sale	—	16,700
Accounts receivable, net	86,058	79,668
Income tax receivable	10,763	7,947
Inventories, net	64,740	71,068
Deferred income taxes	19,939	23,573
Prepaid expenses and other current assets	10,814	8,920
Assets of discontinued operations	150	301

Total current assets	445,752	434,132
Property and equipment, net	364,685	372,345
Long-term investments, held-to-maturity	79,185	68,363
Intangible assets, net	92,893	96,138
Goodwill	144,332	141,777
Other assets	3,247	3,475

Total assets	$1,130,094	$1,116,230

LIABILITIES AND SHAREHOLDERS ’ EQUITY
Current liabilities:
Accounts payable, trade	$31,521	$32,940
Accrued salaries and wages	10,258	10,241
Income taxes payable	5,551	4,504
Other current liabilities	6,965	6,259
Liabilities of discontinued operations	515	505

Total current liabilities	54,810	54,449
Long-term liabilities:
Deferred income taxes	36,499	38,758
Contingent tax reserves	5,792	5,792
Other long-term liabilities	149	129
Long-term liabilities of discontinued operations	1,014	1,103

Total long-term liabilities	43,454	45,782
Shareholders’ equity :
Preferred stock, par value $0.01; 3,000 shares authorized at September 23, 2007 and June 24, 2007; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 23, 2007 and June 24, 2007; 85,270 and 84,675 shares issued and outstanding at September 23, 2007 and June 24, 2007, respectively	106	106
Additional paid-in-capital	725,595	713,778
Accumulated other comprehensive income, net of taxes	1,163	9,826
Retained earnings	304,966	292,289

Total shareholders’ equity	1,031,830	1,015,999

Total liabilities and shareholders’ equity	$1,130,094	$1,116,230

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 23 2007	September 24 2006
Revenue:
Product revenue, net	$105,963	$97,418
Contract revenue, net	7,423	6,492

Total revenue	113,386	103,910

Cost of revenue:
Product revenue, net	72,580	55,873
Contract revenue, net	6,066	5,137

Total cost of revenue	78,646	61,010

Gross margin	34,740	42,900

Operating expenses:
Research and development	12,777	14,366
Sales, general and administrative	18,164	11,946
Amortization of acquisition related intangibles	4,048	—
Loss on disposal or impairment of long-lived assets	734	97

Total operating expenses	35,723	26,409
(Loss) income from operations	(983)	16,491

Non-operating income:
Gain (loss) on sale of investments, net	14,117	(1)
Interest and other non-operating income, net	3,727	3,866

Income from continuing operations before income taxes	16,861	20,356
Income tax expense	3,994	6,989

Income from continuing operations	12,867	13,367
Loss from discontinued operations, net of related income tax benefit	(154)	(77)

Net income	$12,713	$13,290

Earnings (loss) per share:
Basic:
Income from continuing operations	$0.15	$0.17

Loss from discontinued operations	$—	$—

Net income	$0.15	$0.17

Diluted:
Income from continuing operations	$0.15	$0.17

Loss from discontinued operations	$—	$—

Net income	$0.15	$0.17

Shares used in per share calculation:
Basic	84,683	77,061

Diluted	86,566	78,039

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Three Months Ended
	September 23, 2007	September 24, 2006
Cash flows from operating activities:
Net income	$12,713	$13,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,060	19,437
Stock-based compensation	3,245	3,707
Excess tax benefit from share-based payment arrangements	(976)	—
Loss on disposal or impairment of long-lived assets	734	91
(Gain) loss on sale of investment in securities	(14,117)	1
Amortization of (premium) discount on investments held-to-maturity	(108)	70
Changes in operating assets and liabilities:
Accounts receivable	(6,240)	(3,048)
Inventories	6,147	(8,965)
Prepaid expenses and other current assets	(4,338)	1,447
Accounts payable, trade	(1,925)	11,881
Accrued expenses and other liabilities	5,361	4,720

Net cash provided by operating activities	25,556	42,631

Cash flows from investing activities:
Purchase of property and equipment	(11,225)	(33,845)
Purchase of INTRINSIC Semiconductor Corporation, net of cash acquired	—	(43,794)
Purchase of investments	(2,151)	(42,730)
Proceeds from maturities of investments	6,500	46,800
Proceeds from sale of property and equipment	25	67
Proceeds from sale of available-for-sale investments	17,000	—
Purchase of patent and licensing rights	(1,718)	(1,347)

Net cash provided by (used in) investing activities	8,431	(74,849)

Cash flows from financing activities:
Net proceeds from issuance of common stock	7,601	370
Excess tax benefit from share-based payment arrangements	976	—
Repayments of capital lease obligations	—	(83)
Repurchase of common stock	(168)	(5,470)

Net cash provided by (used in) financing activities	8,409	(5,183)

Effects of foreign exchange changes on cash and cash equivalents	—	(41)

Net increase (decrease) in cash and cash equivalents	42,396	(37,442)
Cash and cash equivalents:
Beginning of period	$93,881	$88,768

End of period	$136,277	$51,326

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 23, 2007

(Unaudited)

1.	Basis of Presentation

The consolidated balance sheet at September 23, 2007 and the consolidated statements of income and of cash flows for the three months ended September 23, 2007 and September 24, 2006 have been prepared by Cree, Inc. (collectively with its subsidiaries, the “Company”) and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at September 23, 2007, and for all periods presented, have been made. The consolidated balance sheet at June 24, 2007 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007. The results of operations for the period ended September 23, 2007 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

2.	Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the last Sunday in the month of June. The Company’s 2008 fiscal year extends from June 25, 2007 through June 29, 2008 and is a 53-week fiscal year. The Company’s 2007 fiscal year extended from June 26, 2006 through June 24, 2007 and was a 52-week fiscal year.

Reclassifications

Certain fiscal 2007 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2008 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

Accounting Changes

In the first quarter of fiscal 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”). See Note 10 “Income Taxes” below for further discussion on the Company’s adoption of FIN 48.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at September 23, 2007 and June 24, 2007, and the reported amounts of revenues and expenses during the three months ended September 23, 2007 and September 24, 2006. Actual amounts could differ from those estimates.

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

The Company estimates its allowance in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Specifically, the Company reviews historical sales returns and other relevant data and matches returns or other credits to the quarter when the sales were originally recorded. Based on historical return percentages and other relevant factors, the Company estimates its potential future exposure on product sales that have been recorded. The allowance for sales returns at September 23, 2007 and June 24, 2007 was $5.5 million and $4.6 million, respectively.

In accordance with SFAS 48, the Company also records an estimate for the value of product returns that it believes will be returned to inventory in the future and resold. As of September 23, 2007 and June 24, 2007, the Company estimated the cost of future product returns at $1.8 million and $1.3 million, respectively, which is recorded in prepaid expenses and other current assets in the consolidated balance sheets.

3.	Acquisition

On March 30, 2007, Cree, Inc., acquired COTCO Luminant Device Limited, a Hong Kong company (“COTCO”), from COTCO Holdings Limited, a Hong Kong company (“Holdings”). The Company acquired all of the outstanding share capital of COTCO in exchange for consideration consisting of 7,604,785 shares of the Company’s common stock and $77 million cash. Additional consideration of up to $125 million may be payable to Holdings or its designees in the event COTCO achieves specific EBITDA targets over the Company’s next two fiscal years. The Company may elect to pay the additional consideration, if any, in cash, shares of the Company’s common stock or a combination of cash and stock, so long as the total number of shares of the Company’s common stock issued to Holdings relating to the transaction is less than 9.99% of the Company’s then outstanding common stock.

This acquisition has been accounted for under the purchase method of accounting as prescribed by SFAS 141, “Business Combinations”. All related goodwill and other intangible assets have been accounted for in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” The goodwill associated with the acquisition of COTCO is not expected to be tax deductible.

The total purchase price for this acquisition is as follows (amounts in 000’s):

Cash Consideration paid to COTCO shareholder	$77,334
Fair value of common stock issued by the Company	126,943
Direct transaction fees and expenses	3,060

Total purchase price	$207,337

The purchase price for this acquisition has been preliminarily allocated based on estimated fair values of assets acquired and liabilities assumed. The allocation of the purchase price will be finalized within one year of the date of the acquisition. The Company’s preliminary purchase price allocation is as follows (amounts in 000’s):

Cash and cash equivalents	$1,110
Accounts receivable	20,376
Inventories	25,065
Other current assets	54
Property and equipment	24,066
Customer relationships	51,000
Trade names and license agreements	150
Developed technology	7,220
In-process research and development charge	950
Goodwill	107,328
Accounts payable	(10,871)
Accrued expenses	(5,576)
Deferred tax liability	(13,535)

Total purchase price	$207,337

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the COTCO transaction occurred at the beginning of the fiscal year for the period presented (amounts in 000’s, except per share data):

Three Months Ended
September 24, 2006
Revenue	$122,734
Income from continuing operations	$21,512
Net income	$13,875
Earnings per share, basic	$0.16
Earnings per share, diluted	$0.16

4.	Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method for finished goods and work-in-progress accounts. The Company uses the average cost method to value raw materials. The Company records a reserve against inventory once it has been determined that conditions exist which may not allow the Company to sell the inventory for its intended purpose, the inventory’s value is determined to be less than cost or it is determined to be obsolete. The charge for the inventory reserves is recorded in cost of revenue in the consolidated statements of income. Reserves are adjusted quarterly to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management. The following is a summary of inventory:

	As of (in 000's)
	September 23, 2007	June 24, 2007
Raw material	$15,167	$13,941
Work-in-progress	25,071	28,108
Finished goods	27,675	31,661

	67,913	73,710
Inventory reserve	(3,173)	(2,642)

Total inventories, net	$64,740	$71,068

5.	Investments

During the fourth quarter of fiscal 2007, Color Kinetics Incorporated (“Color Kinetics”) announced that it had been acquired. The transaction closed during the fiscal quarter ended September 23, 2007, and as a result the Company liquidated its remaining 500,000 shares of Color Kinetics stock. The Company no longer holds an equity investment in Color Kinetics. The Company received proceeds of $17.0 million and recognized a pre-tax gain of $14.1 million from this transaction in the consolidated statement of income during the quarter.

6.	Intangible Assets

The following table reflects the components of intangible assets:

	As of (in 000's)
	September 23, 2007	June 24, 2007
Customer relationships	$51,320	$51,320
Developed technology	12,360	12,360
Patent and license rights	47,742	46,201

	111,422	109,881
Accumulated amortization	(18,529)	(13,743)

Intangible assets, net	$92,893	$96,138

Amortization expense recognized during the three months ended September 23, 2007 and September 24, 2006 was $4.8 million and $600,000, respectively.

Customer relationships are amortized over ten years. Developed technology is amortized over seven years. Patent and license rights are amortized over twenty years.

7.	Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended (in 000's except per share data)
	September 23, 2007	September 24, 2006
Basic:
Net income	$12,713	$13,290

Weighted average common shares	84,683	77,061

Basic earnings per share	$0.15	$0.17

Diluted:
Net income	$12,713	$13,290

Weighted average common shares - basic	84,683	77,061
Dilutive effect of stock options	1,883	978

Weighted average common shares - diluted	86,566	78,039

Diluted earnings per share	$0.15	$0.17

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with SFAS No. 128, “Earnings per Share,” these shares were not included in calculating diluted earnings per share. For the three months ended September 23, 2007, and September 24, 2006 there were 3.8 million and 8.2 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

8.	Shareholders’ Equity

The following presents a summary of activity in shareholders’ equity for the three months ended September 23, 2007 (dollars and shares in thousands):

	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Share- holders’ Equity
Balance at June 24, 2007	$106	$713,778	$292,289	$9,826	$1,015,999
Common stock options exercised for cash, 477 shares	—	7,662	—	—	7,662
Purchase and retirement of restricted stock awards, 6 shares	—	(168)	—	—	(168)
Income tax benefits from stock option exercises	—	1,437	—	—	1,437
Stock-based compensation	—	2,886	—	—	2,886
Net income	—	—	12,713	—	12,713
Cumulative effect of change in accounting principle	—	—	(36)	—	(36)
Unrealized gain on marketable securities, net of tax of $ 71	—	—	—	166	166
Reclassification of realized gain on sale of Color Kinetics’ stock, net of tax of $ 5,288	—	—	—	(8,829)	(8,829)

Comprehensive income					4,014

Balance at September 23, 2007	$106	$725,595	$304,966	$1,163	$1,031,830

9.	Stock-Based Compensation

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

The Company recorded stock-based compensation of $3.2 million and $3.7 million in the three months ended September 23, 2007, and September 24, 2006, respectively. Approximately $518,000 and $699,000 of stock-based compensation has been recorded in inventory in the Company’s consolidated balance sheets as of September 23, 2007 and June 24, 2007, respectively.

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following assumptions:

	September 23, 2007	September 24, 2006
Stock Option Grants:
Risk-free interest rate	4.24%	4.71%
Expected life, in years	4.5	4.5
Expected volatility	45.4%	51.2%
Dividend yield	0%	0%

The following table summarizes option activity as of September 23, 2007, and changes during the three months then ended:

	Number of Shares (in 000's)	Weighted- Average Exercise price
Outstanding at June 24, 2007	10,303	$25.34
Granted	1,180	$27.46
Exercised	(477)	$16.06
Forfeited or expired	(83)	$27.20

Outstanding at September 23, 2007	10,923	$25.96

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of September 23, 2007, and changes during the three months then ended, follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at June 24, 2007	214,600	$20.56
Granted	127,400	$27.47
Vested	(70,180)	$19.91
Forfeited	—	$—

Nonvested at September 23, 2007	271,820	$23.97

10.	Income Taxes

The variation between income taxes and income tax expense at the statutory rate of 35% is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.

Effective with the beginning of the first quarter of 2008, the Company adopted the provisions of FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company recognized an increase in total unrecognized tax benefits of $2.7 million, and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $37,000 and an increase to the goodwill associated with the acquisition of COTCO of $2.7 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $8.4 million. The Company has historically classified all unrecognized tax benefits as long-term deferred tax liabilities. As a result of the adoption of FIN 48, unrecognized tax benefits have been reclassified to long-term contingent tax reserves. Of the $8.4 million total unrecognized tax benefits, $5.2 million represents tax positions that, if recognized, would impact the effective tax rate. The Company does not believe that the unrecognized tax benefits will materially change in the next twelve months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. This classification has not changed as a result of implementing the provisions of FIN 48. As of the date of adoption, the Company has accrued $96,000 for the payment of interest related to unrecognized tax benefits.

The Company files U.S. federal, U.S. state, and foreign tax returns. For federal and foreign purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2004. For state tax returns the Company is generally no longer subject to tax examinations for fiscal years prior to 1997.

Subsequent to the end of the first quarter of fiscal 2008, the Internal Revenue Service issued Coordinated Issue Paper (“CIP”) LMSB-04-090762 dated September 27, 2007. The Company is currently in the process of evaluating the impact the issuance of this CIP will have on its consolidated financial statements.

11.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. The standard is effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

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

12.	Commitments and Contingencies

Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007 for a description of material legal proceedings, including the proceedings discussed below.

BridgeLux Patent Litigation

In the lawsuit that the Company and Boston University commenced against BridgeLux, Inc. in the U.S. District Court for the Middle District of North Carolina for infringement of U.S. Patent Nos. 6,657,236 and 5,686,738, the court on August 21, 2007 adopted the recommendation of the magistrate judge and dismissed the complaint for lack of personal jurisdiction. The Company’s claims against BridgeLux for infringement of these patents remain part of the lawsuit pending in the U.S. District Court for the Northern District of California, in which the Company and Boston University have also asserted a claim against BridgeLux for infringement of U.S. Patent No. 7,235,819. In the California case, the court on August 17, 2007 entered a case management and pretrial order that sets a trial date in May 2009 and addresses other case management matters. The case is in the discovery phase.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All information contained in this report relative to future markets for our products and trends in and anticipated levels of revenue, gross margins and expenses, as well as other statements containing words such as “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect,” and “intend,” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic, and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made and we do not intend to update them if our views later change. These forward- looking statements should not be relied upon as representing our views as of any date subsequent to the date of this quarterly report. To review risk factors that could cause actual results to differ, see “Risk Factors” in Part II, Item 1A, of this report.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements, including the notes thereto.

Overview

We develop and manufacture semiconductor materials and electronic devices primarily made from silicon carbide, or SiC, gallium nitride, or GaN, and related compounds. The majority of our products are manufactured at our main production facilities in Durham and Research Triangle Park, North Carolina and in our facility in Huizhou, China. We also use contract manufacturers in Asia to perform some of our manufacturing steps for certain light emitting diode, or LED, and power products. We generate revenues from the following product lines:

•	LED chips and packaged products. We derive the largest portion of our revenue from the sale of blue and green LED chips and packaged LEDs of all colors, including white.

•

Materials products. These products include our SiC and GaN wafers which are used in manufacturing LEDs, radio frequency, or RF, devices, power devices and for research and development. They also include SiC material in bulk crystal form, which is used in gemstone applications.

•

High-power products. These products include power switching devices made from SiC, which provide faster switching speeds than comparable silicon-based power devices, and also include wide bandgap RF and microwave devices made from SiC or GaN, which allow for higher power densities as compared to silicon or gallium arsenide.

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

Highlights of the First Quarter of Fiscal 2008

The following is a summary of our financial results for the three months ended September 23, 2007:

•	Our revenue from continuing operations was $113.4 million.

•	Our gross margin was 31% of revenue.

•	We reported consolidated net income of $12.7 million and net income per diluted share of $0.15.

•	We generated positive cash flow from operations of $25.6 million.

•	Combined cash and investments totaled $332.5 million at September 23, 2007.

Outlook for Fiscal 2008

We project that the LED chip market will remain highly competitive during the remainder of fiscal 2008. We plan to continue to expand our global sales, marketing, and distribution capabilities to support increased sales of our new LED components, including those from our acquisition of COTCO.

For the remainder of fiscal 2008, we plan to work on increasing the brightness of our LED chips and packaged LED products. We plan to continue our work on the integration of COTCO by expanding our product offerings and customer base. We plan to continue cost reduction initiatives for both our LED and SiC-based high-power products by converting some production to four-inch wafer and transferring more of our production to our contract manufacturers in Asia and our production facility in Huizhou, China. In addition, we target to invest a total of $25 million to $35 million in capital expenditures during the remainder of fiscal 2008. This will support unit volume growth and is a critical part of our overall product cost reduction initiatives.

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

Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies and Other Matters,” of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 24, 2007. Management believes the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

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

As of September 23, 2007 the amount of our sales return allowance was $5.4 million.

As of September 23, 2007 we estimated the value of future product returns that would be returned to inventory was $1.8 million.

A 10% increase or decrease in our sales return estimates and deferred product costs asset at September 23, 2007 would have affected net income by approximately $269,000 for the three months ended September 23, 2007.

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

In addition, we evaluate property, equipment and definite lived intangibles assets for potential impairment by comparing the carrying value of our assets to the estimated future cash flows of the assets (undiscounted and without interest charges). If the estimated undiscounted future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated discounted future cash flows. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable (amortized) long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

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

Using this impairment review methodology, we recorded $759,000 of impairments of long-lived assets during the three months ended September 23, 2007, and $1,000 during the three months ended September 24, 2006.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded

For goodwill, on at least an annual basis, we evaluate impairment in a two-step process. The first step compares the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, no impairment is recorded. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment analysis is performed. The second step is used to measure the amount of the impairment loss and compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount exceeds the implied fair value of the goodwill, an impairment loss is recognized for the excess. However, it should be noted that the loss recognized shall not be in excess of the carrying amount. Once a goodwill impairment loss is recognized, the adjusted carrying value shall be its new accounting basis.

We do not restore a previously recognized impairment loss if the asset’s carrying value decreases below its estimated fair value.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded

Tax Contingencies:

We are subject to periodic audits of our income tax returns by federal, state and local agencies. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, including state and local taxes, we record reserves for what we identify as more likely than not. A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved.

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

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement might require use of our cash and result in an increase in our effective rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively in the period such determination is made.

As of September 23, 2007, we had established tax reserves of $5.8 million and a valuation allowance of $2.8 million

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

As of September 23, 2007 the amount of our inventory reserve was $3.2 million.

A 10% increase or decrease in our actual inventory reserve at September 23, 2007 would have affected net income by approximately $240,000 for the three months ended September 23, 2007.

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

Results of Operations

The following table shows our consolidated statements of income expressed as a percentage of total revenue from continuing operations for the periods indicated:

	Three Months Ended
	September 23, 2007	September 24, 2006
Revenue:
Product revenue, net	93.5%	93.8%
Contract revenue, net	6.5	6.2

Total revenue	100.0	100.0
Cost of revenue:
Product revenue	64.0	53.8
Contract revenue	5.3	4.9

Total cost of revenue	69.3	58.7

Gross margin	30.7	41.3

Operating expenses:
Research and development	11.3	13.8
Sales, general and administrative	16.0	11.5
Amortization of acquisition related intangibles	3.6	—
Loss on disposal or impairment of long-lived assets	0.6	0.1

Total operating expenses	31.5	25.4
(Loss) income from operations	(0.8)	15.9

Non-operating income:
Gain on sale of investments, net	12.5	—
Interest and other non-operating income, net	3.3	3.7

Income from continuing operations before income taxes	15.0	19.6
Income tax expense	3.5	6.7

Income from continuing operations	11.5	12.9
(Loss) from discontinued operations, net of related income tax benefit	(0.1)	(0.1)

Net income	11.4%	12.8%

Comparison of Three Months Ended September 23, 2007 and September 24, 2006

Revenue. Revenue from continuing operations increased 9% to $113.4 million in the first quarter of fiscal 2008 from $103.9 million in the first quarter of fiscal 2007. Product revenue increased 9% to $106.0 million from $97.4 million. The increase in product revenue resulted from an increase in our high-brightness packaged products, which was offset by a decline in revenue from LED chip and material products.

LED revenue increased 13% to $93.4 million in the first quarter of fiscal 2008 from $82.8 million in fiscal 2007, making up 82% of our total revenue from continuing operations. While unit shipments of our LED products decreased 2% over the first quarter of fiscal 2007, our blended average LED sales price increased 16%. The decrease in unit shipments and increase in the blended average sales price are attributable to a shift in product mix and end customer demand during the quarter. There was a decrease in the number of LED chips sold and an increase in the number of high-brightness packaged products sold in the quarter to quarter comparison, which lead to the increased blended average sales price of our LED products.

Materials revenue decreased 16% in the first quarter of fiscal 2008 to $8.5 million from $10.1 million in the first quarter of fiscal 2007 making up 7% of our revenue from continuing operations. The decrease in materials revenue was attributable to a 1% decrease in the number of units sold and a 16% decrease in the average sales price, which were primarily due to changes in the mix of product sold during the quarter.

Revenue from our high-power devices decreased 11% to $4.0 million in the first quarter of fiscal 2008 from $4.5 million in the first quarter of fiscal 2007. A 12% increase in the number of units sold was offset by a 21% decrease in the average sales price due to changes in the mix of product that was sold during the quarter. Revenue from high-power devices was 4% of revenue from continuing operations in the first quarter of fiscal 2008.

Contract revenue increased 14% to $7.4 million in the first quarter of fiscal 2008 from $6.5 million in the first quarter of fiscal 2007, making up 7% of total revenue from continuing operations. The increase in revenue was primarily due to new contract awards.

Gross Margin. Gross margin from continuing operations in the first quarter of fiscal 2008 declined 19% to $34.7 million from $42.9 million in the first quarter of fiscal 2007. Our gross margin percentage decreased from 41% to 31% of revenue from continuing operations in the quarter-to-quarter comparison. The decrease was caused primarily by lower gross margins on sales of LED chip products as average selling prices declined faster than product costs and higher costs relating to our new component products.

Contract gross margin decreased to 18% in the first quarter of fiscal 2008 from 21% in the first quarter of fiscal 2007. The decrease in gross margin is primarily related to the conclusion of higher margin contracts during the comparable periods.

Research and Development. Research and development expenses from continuing operations decreased 11% in the first quarter of fiscal 2008 to $12.8 million from $14.4 million in the first quarter of fiscal 2007. The decrease in research and development spending was due to the reallocation of research and development resources to support the manufacturing ramp-up of several new products. We continue to invest in the development of higher brightness LED chips, high power packaged LEDs, larger wafer process development and ongoing development of high-power devices.

Sales, General and Administrative. Sales, general and administrative, or SG&A expenses, from continuing operations increased 54% in the first quarter of fiscal 2008 to $18.2 million compared to $11.8 million in the first quarter of fiscal 2007. During the first quarter of fiscal 2008, SG&A expenses reflected higher costs incurred in connection with patent litigation, increased spending on sales and marketing to support the growth of our global sales force and our components product strategy, additional personal property tax expense resulting from an audit of our 2002 through 2007 personal property tax returns and additional expenses related to the acquisition of COTCO.

Amortization of Acquisition Related Intangibles. Amortization of acquisition related intangibles from continuing operations were $4.0 million in the first quarter of fiscal 2008 compared to zero in the first quarter of fiscal 2007. During fiscal 2007, we acquired INTRINSIC Semiconductor Corporation, or INTRINSIC, and COTCO, resulting in $63.7 million of acquisition related intangibles required to be amortized.

Loss on Disposal or Impairment of Long-Lived Assets. We recorded $734,000 of losses on the disposal of long-lived assets in the first quarter of fiscal 2008 compared to a loss of $97,000 in the first quarter of fiscal 2007 as a result of the long-lived assets disposed of in each comparative quarter.

Gain (Loss) on Sale of Investments, Net. We recorded a gain on sale of investments of $14.1 million in the first quarter of fiscal 2008 compared to a net loss of $1,000 in the first quarter of fiscal 2007. During the first quarter of fiscal 2008, we liquidated our remaining shares of Color Kinetics Incorporated, or Color Kinetics, upon completion of its acquisition by Koninklijke Philips Electronics NV.

Interest and Other Non-Operating Income, Net. Net interest income decreased 4% to $3.7 million in the first quarter of fiscal 2008 from $3.9 million in the first quarter of fiscal 2007 primarily due to the lower levels cash and investments invested during the comparable periods.

Income Tax Benefit or Expense. We recorded income tax expense of $4.0 million from continuing operations in the first quarter of fiscal 2008 as compared to income tax expense of $7.0 million in the first quarter of fiscal 2007. The decrease is primarily attributable to a decrease in our effective tax rate from 35% to 24%, which is primarily due to the consolidation of our foreign operations that are subject to lower statutory tax rates. We currently estimate our effective tax rate for fiscal 2008 will be approximately 24%.

Loss from Discontinued Operations, Net of Related Income Tax Benefit. During the first quarter of fiscal 2008, we recorded an after-tax loss of $154,000 versus a $77,000 after-tax loss recorded in the first quarter of fiscal 2007. The after-tax loss from discontinued operations is attributable to the continued expenses arising from the Sunnyvale facility operating lease.

Liquidity and Capital Resources

Our cash generating capability and financial condition give us the financial ability to grow our business. Our principal source of liquidity is operating cash flows, which is derived from net income. This cash generating capability is one of our fundamental strengths and provides us with substantial flexibility in meeting our operating, financing and investing needs. We have no debt or lines-of-credit.

Operating Activities:

During the first quarter of fiscal 2008, our operations provided $25.6 million of cash as compared to $42.6 million of cash provided in the first quarter of fiscal 2007. This $17.0 million decrease is primarily attributable to lower income from operations in the comparable quarter-to-quarter analysis.

At September 23, 2007, our inventory days on hand were 74 as compared to 81 days at June 24, 2007. The decrease in inventory during the first quarter of fiscal 2008 reflects our balancing of inventory levels to our business opportunities. Accounts receivable days sales outstanding were 68 days at September 23, 2007 as compared to 64 days at June 24, 2007.

Investing Activities:

During the first quarter of fiscal 2008, we generated $8.4 million from investing activities as compared to $74.8 million of cash used in the first quarter of fiscal 2007. During the first quarter of fiscal 2008 we received $17.0 million in cash from the liquidation of Color Kinetics, which was offset by $11.2 million of capital expenditures. This compares to the first quarter of 2007 in which we used $43.8 million for the INTRINSIC acquisition and expended $33.8 million on capital expenditures.

Financing Activities:

We generated $8.4 million of cash from financing activities in the first quarter of fiscal 2008, primarily all from the issuance of common stock upon the exercise of stock options, as compared to $5.2 million of financing cash used in the first quarter of fiscal 2007, which primarily resulted from the repurchase of our common stock during the quarter.

As of September 23, 2007, there remained approximately 4.4 million shares of our common stock approved for repurchase under the repurchase program authorized by the Board of Directors that extends through June 2008. Since the inception of our stock repurchase program in January 2001, we have repurchased approximately 7.7 million shares of our common stock at an average price of $18.18 per share, with an aggregate value of $139.7 million. We intend to use available cash to purchase additional shares under the program. At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

Financial Condition

As of September 23, 2007, our cash and cash equivalents and short-term investments combined increased $10.6 million, or 4%, from balances reported as of June 24, 2007. Our long-term investments held-to-maturity increased by $10.8 million, or 16%, from balances reported as of June 24, 2007. Our net property and equipment has decreased by $7.7 million, or 2%, since June 24, 2007, as depreciation expense and disposals of fixed assets have exceeded investments made to expand production. During the first quarter of fiscal 2008, we spent $11.2 million on capital additions. Except as previously disclosed in Note 3 “Acquisitions,” Note 14 “Lease Commitments,” and Note 16 “Commitments and Contingencies,” included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 24, 2007, we have no off-balance sheet obligations, commitments or contingencies or guarantees, and we do not use special purpose entities for any transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the fiscal quarter ended September 23, 2007, we fully liquidated our investments in the common stock of Color Kinetics. We received proceeds of $17.0 million and recognized a pre-tax gain of $14.1 million from the sale during the quarter.

We hold and expect to continue to consider investments in minority interests in companies having operations or technology in areas within our strategic focus. We generally are not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid, and do not fluctuate substantially from stated values. Certain of our investments are in early stage companies or technology companies where operations are not yet sufficient to establish them as profitable concerns. Management continues to evaluate our investment positions on an ongoing basis

We have invested some of the proceeds from our cash from operations into high-grade corporate debt, commercial paper, government securities, and other investments at fixed interest rates that vary by security. These investments are A grade or better in accordance with our cash management policy. At September 23, 2007, we had $196.2 million invested in these securities, compared to $200.4 million at June 24, 2007. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported in our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair value and the amortized cost of these investments. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $19.6 million at September 23, 2007 and $20.0 million at June 24, 2007.

Except as previously disclosed in Note 3 “Acquisitions,” Note 14 “Lease Commitments,” and Note 16 “Commitments and Contingencies,” included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 24, 2007, we have no off-balance sheet obligations, commitments, contingencies, or guarantees, nor do we use special purpose entities for any transactions. With two of our larger customers, we maintain a foreign currency adjustment to our sales price if Japanese yen and euro exchange rates against the U.S. dollar are not maintained. These revenue adjustments represent our main risk with respect to foreign currency since our contracts and purchase orders are denominated in U.S. dollars or currencies linked to the U.S. dollar and have not had a material impact to our results of operations. We have no commodity risk.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2008 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 24, 2007 for a description of material legal proceedings, including the proceedings discussed below.

BridgeLux Patent Litigation

In the lawsuit that we and Boston University commenced against BridgeLux, Inc. in the U.S. District Court for the Middle District of North Carolina for infringement of U.S. Patent Nos. 6,657,236 and 5,686,738, the court on August 21, 2007 adopted the recommendation of the magistrate judge and dismissed the complaint for lack of personal jurisdiction. Our claims against BridgeLux for infringement of these patents remain part of the lawsuit pending in the U.S. District Court for the Northern District of California, in which we and Boston University have also asserted a claim against BridgeLux for infringement of U.S. Patent No. 7,235,819. In the California case, the court on August 17, 2007 entered a case management and pretrial order that sets a trial date in May 2009 and addresses other case management matters. The case is in the discovery phase.

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

Although we experienced significant fluctuation in our revenue over the past few years, we may not be able to sustain such growth or maintain or grow our margins, and we may experience significant fluctuations in our revenue, earnings and margins in the future. Historically, the prices of our LEDs have declined based on market trends. We attempt to maintain our margins by constantly developing improved or new products, which provide greater value and result in higher prices, or by lowering the cost of our LEDs. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

•	average sales prices for our products declining at a greater rate than anticipated;

•	fluctuations in foreign currency as more of our revenue may be in non-U.S. currencies;

•	our ability to develop, manufacture and deliver products in a timely and cost-effective manner;

•	variations in the amount of usable product produced during manufacturing (our “yield”);

•	our ability to improve yields and reduce costs in order to allow lower product pricing without margin reductions;

•	our increased reliance on and our ability to ramp up capacity at COTCO and our subcontractors in Asia;

•	our ability to ramp up production for our new products;

•	our ability to convert our substrates used in our volume manufacturing to larger diameters;

•	our ability to produce higher brightness and more efficient LED products that satisfy customer design requirements;

•	our ability to develop new products to specifications that meet the evolving needs of our customers;

•	changes in demand for our products and our customers’ products may cause fluctuations in revenue and possible inventory obsolescence;

•	effects of an economic slow down on consumer spending on such items as cell phones, electronic devices and automobiles;

•	effects of an economic slowdown in non-consumer spending on such items as video display boards, gaming machines and other general lighting applications;

•	changes in the competitive landscape, such as availability of higher brightness LED products, higher volume production and lower pricing from competitors;

•	changes in the mix of products we sell, which may vary significantly;

•	other companies’ inventions of new technology that may make our products obsolete;

•	product returns or exchanges that could impact our short-term results;

•	changes in purchase commitments permitted under our contracts with large customers;

•	changes in production capacity and variations in the utilization of that capacity;

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

If we fail to evaluate, implement and integrate strategic opportunities successfully, our business may suffer.

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

Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Products currently under development include larger, higher quality substrates and epitaxy, wide bandgap RF and microwave power devices, SiC power switches, higher brightness LED products such as the new EZBrightTM LED, and high brightness packaged LEDs. The successful development and introduction of these products depends on a number of factors, including the following:

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

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including:

•	Changes in tax laws or interpretation of such tax laws and changes in generally accepted accounting principles;

•	The jurisdiction in which profits are determined to be earned and taxed;

•	The resolution of issues arising from tax audits with various authorities;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Adjustments to estimated taxes upon finalization of various tax returns;

•	Increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	Changes in available tax credits;

•	Changes in share-based compensation expense; and

•	The repatriation of non-U.S. earning for which we have not previously provided for U.S. taxes

Any significant increase in our future effective tax rates could adversely impact net income for future periods.

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

We are in the process of taking steps to address our manufacturing capacity needs for certain products. If we are not able to increase our capacity or if we increase our capacity too quickly, our business and results of operations could be adversely impacted. We are also expanding capacity for our XLamp products and qualifying production of XLamp at our factory in Huizhou, China. If we experience delays or additional unforeseen costs associated with this expansion, we may not be able to achieve our financial targets.

Our LED revenues are highly dependent on our customers’ ability to produce competitive white LED products using our LED chips.

Some of our customers package our blue LEDs in combination with phosphors to create white LEDs. Growth in sales of our high-brightness LED chips used in white light applications is dependent upon our customers’ ability to develop efficient white LED products using our chips. Nichia Corporation, or Nichia, currently has the majority of the market share for white LEDs and other companies, such as Toyoda Gosei Co., Ltd., or Toyoda Gosei, offer highly competitive blue chips and white products to compete with Nichia. The white LEDs that our customers produce with our chips historically have not been as bright as Nichia’s white LEDs. Even if our customers are able to develop higher performance white LED products, there can be no assurance that they will be able to compete with Nichia, Toyoda Gosei, or other competitors.

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

From time to time, we have made investments in public and private companies that engage in complementary businesses. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial results as reflected in our consolidated balance sheets. In addition, if the decline in value is determined to be other-than-temporary, the related write-down could have an adverse effect on our reported net income. With the liquidation of our remaining investment in Color Kinetics during the first quarter of fiscal 2008, we currently do not hold an interest in a public company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists all repurchases during the first quarter of fiscal 2008 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs
June 25 - July 22, 2007	—	$—	—	4,382,918
July 23 - August 19, 2007	—	$—	—	4,382,918
August 20 - September 23, 2007	6,319	$26.60	—	4,382,918

Total	6,319	$26.60	—	4,382,918

(1)	On January 18, 2001, we announced the authorization by our Board of Directors of a program to repurchase shares of our outstanding common stock. Several times since then, the Board has renewed the program and increased the number of shares that we can repurchase under the program. On June 15, 2007, the Board approved the extension of our stock repurchase program through June 29, 2008. As of September 23, 2007, 12.1 million shares of our common stock had been approved for repurchase under the program, of which approximately 4.4 million shares remain authorized for future repurchase.

Item 6. Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	Fiscal 2008 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.2	Notice of Grant to Charles Swoboda, dated August 21, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.3	Master Performance Unit Award Agreement, dated August 21, 2007, between the Company and Charles Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.4	Charles Swoboda Employment Agreement, as amended and restated effective August 21, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.5	Non-Employee Director Schedule of Meeting Fees

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.
Date: October 19, 2007
/s/ John T. Kurtzweil
John T. Kurtzweil
Chief Financial Officer and Treasurer
(Authorized Officer and Chief Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Fiscal 2008 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.2	Notice of Grant to Charles Swoboda, dated August 21, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.3	Master Performance Unit Award Agreement, dated August 21, 2007, between the Company and Charles Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.4	Charles Swoboda Employment Agreement, as amended and restated effective August 21, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.5	Non-Employee Director Schedule of Meeting Fees

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002