Form 10-Q
period 2007-12-30
CREE INC
filed 2008-01-25
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 15, 2008, was 85,610,550.

CREE, INC.

FORM 10-Q

For the Three and Six Months Ended December 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 30, 2007	June 24, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$205,185	$93,881
Short-term investments:
Held-to-maturity	89,936	132,074
Available-for-sale	—	16,700
Accounts receivable, net	90,520	79,668
Income tax receivable and prepaid income taxes	3,246	7,947
Inventories, net	75,063	71,068
Deferred income taxes	19,939	23,573
Prepaid expenses and other current assets	10,539	9,221

Total current assets	494,428	434,132
Property and equipment, net	354,252	372,345
Long-term investments, held-to-maturity	66,828	68,363
Intangible assets, net	89,573	96,138
Goodwill	144,334	141,777
Other assets	3,526	3,475

Total assets	$1,152,941	$1,116,230

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$36,612	$32,940
Accrued salaries and wages	10,197	10,241
Income taxes payable	6,856	4,504
Other current liabilities	6,784	6,764

Total current liabilities	60,449	54,449
Long-term liabilities:
Deferred income taxes	36,499	38,758
Contingent tax reserves	5,792	5,792
Other long-term liabilities	173	129
Long-term liabilities of discontinued operations	924	1,103

Total long-term liabilities	43,388	45,782
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 30, 2007 and June 24, 2007; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at December 30, 2007 and June 24, 2007; 85,591 and 84,675 shares issued and outstanding at December 29, 2007 and June 24, 2007, respectively	107	106
Additional paid-in-capital	736,242	713,778
Accumulated other comprehensive income, net of taxes	1,168	9,826
Retained earnings	311,587	292,289

Total shareholders’ equity	1,049,104	1,015,999

Total liabilities and shareholders’ equity	$1,152,941	$1,116,230

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 30 2007	December 24 2006	December 30 2007	December 24 2006
Revenue:
Product revenue, net	$111,341	$81,522	$217,304	$178,940
Contract revenue, net	7,658	7,268	15,081	13,760

Total revenue	118,999	88,790	232,385	192,700
Cost of revenue:
Product revenue, net	71,251	52,626	143,831	108,499
Contract revenue, net	5,952	5,795	12,018	10,932

Total cost of revenue	77,203	58,421	155,849	119,431

Gross margin	41,796	30,369	76,536	73,269

Operating expenses:
Research and development	14,901	14,287	27,678	28,653
Sales, general and administrative	18,211	12,576	36,373	24,522
Amortization of acquisition related intangibles	4,048	341	8,096	341
Loss on disposal or impairment of long-lived assets	474	85	1,209	182

Total operating expenses	37,634	27,289	73,356	53,698

Income from operations	4,162	3,080	3,180	19,571

Non-operating income:
Gain on sale of investments, net	—	11,409	14,117	11,408
Interest and other non-operating income, net	4,582	3,982	8,309	7,848

Income from continuing operations before income taxes	8,744	18,471	25,606	38,827

Income tax expense	2,104	2,208	6,098	9,197

Income from continuing operations	6,640	16,263	19,508	29,630
Loss (income )from discontinued operations, net of related income tax benefit	(20)	216	(174)	139

Net income	$6,620	$16,479	$19,334	$29,769

Earnings (loss) per share:
Basic:
Income from continuing operations	$0.08	$0.21	$0.23	$0.38

(Loss) income from discontinued operations	$—	$—	$—	$—

Net income	$0.08	$0.21	$0.23	$0.38

Diluted:
Income from continuing operations	$0.08	$0.21	$0.22	$0.38

(Loss) income from discontinued operations	$—	$—	$—	$—

Net income	$0.08	$0.21	$0.22	$0.38

Shares used in per share calculation:
Basic	85,190	76,948	84,936	77,005

Diluted	86,848	78,093	86,713	78,043

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Six Months Ended
	December 30 2007	December 24 2006
Cash flows from operating activities:
Net income	$19,334	$29,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,711	39,790
Stock-based compensation	7,184	6,425
Excess tax benefit from share-based payment arrangements	(1,562)	—
Loss on disposal or impairment of long-lived assets	1,209	176
Gain on sale of investment in securities	(14,117)	(11,408)
Amortization of (premium) discount on investments held-to-maturity	(228)	18
Deferred income taxes	—	(3,635)
Changes in operating assets and liabilities:
Accounts receivable	(10,702)	5,062
Inventories	(4,263)	(17,808)
Prepaid expenses and other assets	3,442	3,610
Accounts payable, trade	3,166	10,081
Accrued expenses and other liabilities	7,472	(1,042)

Net cash provided by operating activities	60,646	61,038

Cash flows from investing activities:
Purchase of property and equipment	(21,095)	(60,622)
Purchase of patent and licensing rights	(3,443)	(2,844)
Purchase of INTRINSIC Semiconductor Corporation, net of cash acquired	—	(43,834)
Purchase of investments	(32,769)	(91,896)
Proceeds from maturities of investments	76,670	129,129
Proceeds from sale of property and equipment	52	67
Proceeds from sale of available-for-sale investments	17,000	16,721

Net cash provided by (used in) investing activities	36,415	(53,279)

Cash flows from financing activities:
Net proceeds from issuance of common stock	12,849	3,783
Excess tax benefit from share-based payment arrangements	1,562	—
Repayments of capital lease obligations	—	(198)
Repurchase of common stock	(168)	(18,742)

Net cash provided by (used in) financing activities	14,243	(15,157)

Effects of foreign exchange changes on cash and cash equivalents	—	(32)

Net increase (decrease) in cash and cash equivalents	111,304	(7,430)
Cash and cash equivalents:
Beginning of period	$93,881	$88,768

End of period	$205,185	$81,338

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$12,000

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2007

(Unaudited)

1.	Basis of Presentation

The consolidated balance sheet at December 30, 2007 and the consolidated statements of income for the three and six months ended December 30, 2007 and December 24, 2006, and the consolidated statements of cash flows for the six months ended December 30, 2007 and December 24, 2006 have been prepared by Cree, Inc. (collectively with its subsidiaries, the “Company”) and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at December 30, 2007, and for all periods presented, have been made. The consolidated balance sheet at June 24, 2007 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007. The results of operations for the period ended December 30, 2007 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

2.	Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the last Sunday in the month of June. The Company’s 2008 fiscal year extends from June 25, 2007 through June 29, 2008 and is a 53-week fiscal year, with the additional week included in the Company’s fiscal second quarter. The Company’s 2007 fiscal year extended from June 26, 2006 through June 24, 2007 and was a 52-week fiscal year.

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

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at December 30, 2007 and June 24, 2007, and the reported amounts of revenues and expenses during the three and six months ended December 30, 2007 and December 24, 2006. Actual amounts could differ from those estimates.

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

The Company estimates its allowance in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Specifically, the Company reviews historical sales returns and other relevant data and matches returns or other credits to the quarter when the sales were originally recorded. Based on historical return percentages and other relevant factors, the Company estimates its potential future exposure on product sales that have been recorded. The allowance for sales returns at December 30, 2007 and June 24, 2007 was $4.8 million and $4.6 million, respectively.

In accordance with SFAS 48, the Company also records an estimate for the value of product returns that it believes will be returned to inventory in the future and resold. As of December 30, 2007 and June 24, 2007, the Company estimated the cost of future product returns at $1.6 million and $1.3 million, respectively, which is recorded in prepaid expenses and other current assets in the consolidated balance sheets.

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

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the COTCO transaction occurred at the beginning of the fiscal year for the period presented (amounts in 000’s, except per share data):

	Three Months Ended	Six Months Ended
	December 24, 2006	December 24, 2006
Revenue	$106,888	$229,622
Income from continuing operations	$19,366	$40,848
Net income	$17,386	$31,261
Earnings per share, basic	$0.21	$0.37
Earnings per share, diluted	$0.20	$0.36

4.	Inventories

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

	As of (in 000's)
	December 30, 2007	June 24, 2007
Raw material	$16,335	$13,941
Work-in-progress	34,633	28,108
Finished goods	28,814	31,661

	79,782	73,710
Inventory reserve	(4,719)	(2,642)

Total inventories, net	$75,063	$71,068

5.	Investments

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

6.	Intangible Assets

The following table reflects the components of intangible assets:

	As of (in 000's)
	December 30, 2007	June 24, 2007
Customer relationships	$51,320	$51,320
Developed technology	12,360	12,360
Patent and license rights	49,261	46,201

	112,941	109,881
Accumulated amortization	(23,368)	(13,743)

Intangible assets, net	$89,573	$96,138

Amortization expense recognized during the three and six months ended December 30, 2007 and December 24, 2006 was $4.9 million and $9.7 million and $1.0 million and $1.7 million, respectively.

Customer relationships are amortized over ten years. Developed technology is amortized over seven years. Patent and license rights are amortized over twenty years.

7.	Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended (in 000's except per share data)		Six Months Ended (in 000's except per share data)
	December 30, 2007	December 24, 2006	December 30, 2007	December 24, 2006
Basic:
Net income	$6,620	$16,479	$19,334	$29,769

Weighted average common shares	85,190	76,948	84,936	77,005

Basic earnings per share	$0.08	$0.21	$0.23	$0.38

Diluted:
Net income	$6,620	$16,479	$19,334	$29,769

Weighted average common shares - basic	85,190	76,948	84,936	77,005
Dilutive effect of stock options	1,658	1,145	1,777	1,038

Weighted average common shares - diluted	86,848	78,093	86,713	78,043

Diluted earnings per share	$0.08	$0.21	$0.22	$0.38

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with SFAS No. 128, “Earnings per Share,” these shares were not included in calculating diluted earnings per share. For the three and six months ended December 30, 2007 there were 4.6 million and 4.2 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive. For the three and six months ended December 24, 2006 there were 8.0 million shares in both periods that were not included in calculating diluted earnings per share because their effect was antidilutive.

8.	Shareholders’ Equity

The following presents a summary of activity in shareholders’ equity for the six months ended December 30, 2007 (dollars and shares in thousands):

	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Share- holders’ Equity
Balance at June 24, 2007	$106	$713,778	$292,289	$9,826	$1,015,999
Common stock options exercised for cash, 719 shares	1	11,105	—	—	11,106
Issuance of common stock for cash, 76 shares	—	1,806	—	—	1,806
Purchase and retirement of restricted stock awards, 6 shares	—	(168)	—	—	(168)
Income tax benefits from stock option exercises	—	2,824	—	—	2,824
Stock-based compensation	—	6,897	—	—	6,897
Net income	—	—	19,334	—	19,334
Cumulative effect of change in accounting principle	—	—	(36)	—	(36)
Foreign Currency Translation				5	5
Unrealized gain on marketable securities, net of tax of $71	—	—	—	166	166
Reclassification of realized gain on sale of Color Kinetics’ stock, net of tax of $5,288	—	—	—	(8,829)	(8,829)

Comprehensive income					10,640

Balance at December 30, 2007	$107	$736,242	$311,587	$1,168	$1,049,104

9.	Stock-Based Compensation

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

The Company recorded stock-based compensation expense of $3.9 million and $7.2 million for the three and six months ended December 30, 2007, respectively. The Company recorded stock-based compensation of $2.7 million and $6.4 million for the three and six months ended December 24, 2006, respectively. Approximately $429,000 and $699,000 of stock-based compensation has been recorded in inventory in the Company’s consolidated balance sheets as of December 30, 2007 and June 24, 2007, respectively.

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following assumptions:

	Three Months Ended		Six Months Ended
	December 30, 2007	December 24, 2006	December 30, 2007	December 24, 2006
Stock Option Grants:
Risk-free interest rate	3.87%	4.55%	4.23%	4.69%
Expected life, in years	4.5	4.5	4.5	4.5
Expected volatility	45.4%	51.2%	45.4%	51.2%
Dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	3.95%	5.10%	3.95%	5.10%
Expected life, in years	0.5	0.5	0.5	0.5
Expected volatility	45.4%	51.2%	45.4%	51.2%
Dividend yield	0%	0%	0%	0%

The following table summarizes option activity as of December 30, 2007, and changes during the six months then ended:

	Number of Shares (in 000's)	Weighted- Average Exercise price
Outstanding at June 24, 2007	10,303	$25.34
Granted	1,229	$27.46
Exercised	(719)	$15.48
Forfeited or expired	(183)	$26.91

Outstanding at December 30, 2007	10,630	$26.23

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of December 30, 2007, and changes during the six months then ended, follows:

	Number of Shares (in 000's)	Weighted- Average Grant- Date Fair Value
Nonvested at June 24, 2007	215	$20.56
Granted	127	$27.47
Vested	(70)	$19.91
Forfeited	(3)	$27.47

Nonvested at December 30, 2007	269	$23.93

10.	Income Taxes

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

As a result of the implementation of FIN 48, the Company recognized an increase in total unrecognized tax benefits of $2.7 million, and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $36,000 and an increase to the goodwill associated with the acquisition of COTCO of $2.7 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $8.4 million. The Company has historically classified all unrecognized tax benefits as long-term deferred tax liabilities. As a result of the adoption of FIN 48, unrecognized tax benefits have been reclassified to long-term contingent tax reserves. The total amount of gross unrecognized tax benefits remains unchanged at December 30, 2007. Of the $8.4 million total unrecognized tax benefits, $5.2 million represents tax positions that, if recognized, would impact the effective tax rate. Although timing of the resolution and/or closure on audits is highly uncertain, the Company believes it is reasonably possible that the balance of gross unrecognized tax benefits will materially change in the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. This classification has not changed as a result of implementing the provisions of FIN 48. As of the date of adoption, the Company accrued $96,000 for the payment of interest related to unrecognized tax benefits. The Company has accrued additional interest related to uncertain tax positions of $40,000 through the second quarter.

The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. Federal purposes, the Company is generally no longer subject to tax examinations for fiscal years ended June 26, 2005 and prior. For foreign purposes, the Company is no longer subject to examination for tax periods 2000 and prior. Certain carryforward tax attributes generated in years prior remain subject to examination and adjustment. For U.S. state tax returns the Company is generally no longer subject to tax examinations for fiscal years prior to 1997.

Subsequent to the end of the first quarter of fiscal 2008, the Internal Revenue Service issued Coordinated Issue Paper (“CIP”) LMSB-04-090762 dated September 27, 2007. The Company is in the process of evaluating the impact the issuance of this CIP will have on its consolidated financial statements.

11.	Recent Accounting Pronouncements

In December 2006, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, and combinations achieved without the transfer of consideration. The standard is effective for the Company beginning in fiscal 2010. Earlier adoption is not permitted. The issuance of this Statement has no current impact on the Company.

In December 2006, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS 160”) to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for the Company beginning in fiscal 2010. Earlier adoption is prohibited. The issuance of this Statements has no current impact on the Company.

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

Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007 and Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2007 for a description of material legal proceedings, in addition to the proceedings discussed below.

Honeywell Litigation

On October 19, 2007, Honeywell International, Inc. and Honeywell Intellectual Properties Inc. commenced a patent infringement lawsuit against us and a third party by filing a complaint in the U.S. District Court for the Eastern District of Texas. In the complaint, the plaintiffs allege that we are infringing U.S. Patent No. 6,373,188, entitled “Efficient Solid-State Light Emitting Device with Excited Phosphors for Producing a Visible Light Output.” The complaint seeks damages in an unspecified amount, an injunction against future infringements, attorneys’ fees and costs. We have answered, denying any infringement and seeking declaratory judgment that the patent is invalid, unenforceable and not infringed.

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

Industry Dynamics

Our business is primarily focused on selling high-brightness and high-power LED products. Industry factors affecting our business include overall demand in products using high-brightness LEDs, an intense and constantly evolving competitive environment, and intellectual property issues. Average LED sales prices generally decline each year as market players implement pricing strategies to gain or protect market share. To remain competitive, LED producers generally must increase product performance and reduce costs to support lower average sales prices.

Highlights of the Second Quarter of Fiscal 2008

The following is a summary of our financial results for the three months ended December 30, 2007:

•	Our revenue from continuing operations was $119.0 million.

•	Our gross margin was 35% of revenue.

•	We reported consolidated net income of $6.6 million and net income per diluted share of $0.08.

•	We generated positive cash flow from operations of $35.1 million.

•	Combined cash and investments totaled $361.9 million at December 30, 2007.

Outlook for Fiscal 2008

We project that the LED chip market will remain highly competitive during the remainder of fiscal 2008. We plan to continue to expand our global sales, marketing, and distribution capabilities to support increased sales of our LED components, including those from our acquisition of COTCO.

We plan to work on increasing the brightness of our LED chips and packaged LED products. We plan to continue our work on the integration of COTCO by expanding our product offerings and customer base. We plan to continue cost reduction initiatives for both our LED and SiC-based high-power products by converting some production to four-inch wafers and transferring more of our LED production to our contract manufacturer in Asia and our production facility in Huizhou, China. In addition, we target to invest a total of $45 million to $50 million in capital expenditures during fiscal 2008. This will support unit volume growth in our new product lines and is a critical part of our overall product cost reduction initiatives.

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

As of December 30, 2007 the amount of our sales return allowance was $4.8 million.

As of December 30, 2007 we estimated the value of future product returns that would be returned to inventory was $1.6 million.

A 10% increase or decrease in our sales return estimates and deferred product costs asset at December 30, 2007 would have affected net income by approximately $240,000 for the three months ended December 30, 2007.

Accounting for Stock-Based Compensation:

We account for stock-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. Under SFAS 123R, compensation cost is calculated on the date of the grant using the Black-Scholes-Merton model. The compensation expense is then amortized over the vesting period.	We use the Black-Scholes-Merton model in determining fair value of our options at the grant date and apply judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option. Our estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.	If actual results are not consistent with our assumptions and judgments used in estimating key assumptions, we may be required to adjust compensation expense, which could be material to our results of operations.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
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

In addition, we evaluate property, equipment and definite lived intangible assets for potential impairment by comparing the carrying value of our assets to the estimated future cash flows of the assets (undiscounted and without interest charges). If the estimated undiscounted future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated discounted future cash flows. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable (amortized) long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

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

Using this impairment review methodology, we recorded $307,000 of impairments of long-lived assets during the three months ended December 30, 2007, and $1.1 million during the six months ended December 30, 2007. We recorded no long-lived asset impairment charges during the three or six months ended December 24, 2006.

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

As of December 30, 2007, we had established tax reserves of $5.8 million and a valuation allowance of $2.8 million.

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

As of December 30, 2007 the amount of our inventory reserve was $4.7 million.

A 10% increase or decrease in our actual inventory reserve at December 30, 2007 would have affected net income by approximately $359,000 for the three months ended December 30, 2007.

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

Results of Operations

The following table shows our consolidated statements of income expressed as a percentage of total revenue from continuing operations for the periods indicated:

	Three Months Ended		Six Months Ended
	December 30, 2007	December 24, 2006	December 30, 2007	December 24, 2006
Revenue:
Product revenue, net	93.6%	91.8%	93.5%	92.9%
Contract revenue, net	6.4	8.2	6.5	7.1

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product revenue	59.9	59.3	61.9	56.3
Contract revenue	5.0	6.5	5.2	5.7

Total cost of revenue	64.9	65.8	67.1	62.0

Gross margin	35.1	34.2	32.9	38.0

Operating expenses:
Research and development	12.5	16.5	11.9	15.0
Sales, general and administrative	15.3	14.2	15.7	12.7
Amortization of acquisition related intangibles	3.4	—	3.5	—
Loss on disposal or impairment of long-lived assets	0.4	0.1	0.5	0.1

Total operating expenses	31.6	30.8	31.6	27.8

Income from operations	3.5	3.4	1.3	10.2

Non-operating income:
Gain on sale of investments, net	—	12.8	6.1	5.9
Interest and other non-operating income, net	3.9	4.5	3.6	4.1

Income from continuing operations before income taxes	7.4	20.7	11.0	20.2
Income tax expense	1.8	2.5	2.6	4.8

Income from continuing operations	5.6	18.2	8.4	15.4

(Loss) income from discontinued operations, net of related income tax benefit	—	0.2	(0.1)	0.1

Net income	5.6%	18.4%	8.3%	15.5%

Comparison of Three Months Ended December 30, 2007 and December 24, 2006

Revenue. Revenue from continuing operations increased 34.0% to $119.0 million in the second quarter of fiscal 2008 from $88.8 million in the second quarter of fiscal 2007. Product revenue increased 36.6% to $111.3 million from $81.5 million. The increase in product revenue primarily resulted from an increase in our high-brightness and high-powered packaged products, which was offset by a decline in revenue from material and high-power products.

LED revenue increased 50.9% to $98.9 million in the second quarter of fiscal 2008 from $65.5 million in the second quarter of fiscal 2007, making up 83% of our total revenue from continuing operations. Unit shipments of our LED products increased 9.8% over the second quarter of fiscal 2007 and our blended average LED sales price increased 26.8%. The increase in unit shipments is due to higher demand and the increase in blended average sales price is attributable to a shift in product mix.

Materials revenue decreased 28.9% in the second quarter of fiscal 2008 to $7.5 million from $10.6 million in the second quarter of fiscal 2007 making up 6% of our revenue from continuing operations. The decrease in materials revenue was attributable to a 18.5% decrease in the number of units sold and a 15.9% decrease in the average sales price, which were primarily due to changes in the mix of product sold and a decrease in the amount of revenue generated from sales to Charles & Colvard, Ltd. during the quarter.

Revenue from our high-power devices decreased 10.6% to $4.8 million in the second quarter of fiscal 2008 from $5.3 million in the second quarter of fiscal 2007. A 73.0% increase in the number of units sold was offset by a 48.3% decrease in the average sales price due to changes in the mix of product that were sold, as there was a higher concentration of Schottky diode products sold in the quarter-to-quarter comparison. Revenue from high-power devices was 4% of revenue from continuing operations in the second quarter of fiscal 2008.

Contract revenue increased 5.4% to $7.7 million in the second quarter of fiscal 2008 from $7.3 million in the second quarter of fiscal 2007, making up 6% of revenue from continuing operations. The increase in revenue was primarily due to new contract awards.

Gross Margin. Gross margin from continuing operations in the second quarter of fiscal 2008 increased 37.6% to $41.8 million from $30.4 million in the second quarter of fiscal 2007. Our gross margin percentage increased from 34% to 35% of revenue from continuing operations in the quarter-to-quarter comparison. The increase was caused primarily from increased utilization by our factories, the initial contribution from our high-power packaged products being produced in our factory in China, manufacturing yield improvements and the transition of our high power devices to four-inch wafers.

Contract gross margin increased to 22.2% in the second quarter of fiscal 2008 from 20.3% in the second quarter of fiscal 2007. The increase in gross margin is primarily related to a larger number of cost-plus contracts in the comparable periods.

Research and Development. Research and development expenses from continuing operations increased 4.3% in the second quarter of fiscal 2008 to $14.9 million from $14.3 million in the second quarter of fiscal 2007. The increase in research and development spending is primarily related to the continued investment in the development of higher brightness LED chips, higher brightness and high power packaged LEDs, larger wafer process development and the ongoing development of high-power devices.

Sales, General and Administrative. Sales, general and administrative, or SG&A expenses, from continuing operations increased 49.1% in the second quarter of fiscal 2008 to $18.2 million compared to $12.6 million in the second quarter of fiscal 2007. During the second quarter of fiscal 2008, SG&A expenses reflected increased stock based compensation expense as we continue to comply with the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payments” (“SFAS 123R”), higher costs incurred in connection with patent litigation, increased spending on sales and marketing to support the growth of our global sales force and additional expenses related to the acquisition of COTCO.

Amortization of Acquisition Related Intangibles. Amortization of acquisition related intangibles was $4.0 million in the second quarter of fiscal 2008 compared to $341,000 in the second quarter of fiscal 2007. During fiscal 2007, we acquired INTRINSIC Semiconductor Corporation, or INTRINSIC, and COTCO, resulting in $63.7 million of acquisition related intangibles required to be amortized.

Loss on Disposal or Impairment of Long-Lived Assets. We recorded $474,000 of losses on the disposal of long-lived assets in the second quarter of fiscal 2008 compared to a loss of $85,000 in the second quarter of fiscal 2007 as a result of the long-lived assets disposed of or impaired in each comparative quarter.

Gain (Loss) on Sale of Investments, Net. During the second quarter of fiscal 2007, we sold 931,275 shares of Color Kinetics Incorporated, or Color Kinetics, common stock for $16.7 million in proceeds and recognized a gain of $11.4 million.

Interest and Other Non-Operating Income, Net. Net interest and other non-operating income increased 13.5% to $4.6 million in the second quarter of fiscal 2008 from $4.0 million in the second quarter of fiscal 2007. The increase is primarily due to the higher levels of cash and investments and due to the second quarter including an additional week as fiscal 2008 is a 53 week year.

Income Tax Benefit or Expense. We recorded income tax expense of $2.1 million from continuing operations in the second quarter of fiscal 2008 as compared to income tax expense of $2.2 million in the second quarter of fiscal 2007. The decrease is attributable to lower levels of taxable income in the comparable periods and the consolidation of our foreign operations that are subject to lower statutory tax rates. We currently estimate our effective tax rate for fiscal 2008 will be approximately 24%.

(Loss) income from Discontinued Operations, Net of Related Income Tax Benefit. During the second quarter of fiscal 2008, we recorded an after-tax loss of $20,000 versus $216,000 after-tax income recorded in the second quarter of fiscal 2007. The after-tax loss from discontinued operations is attributable to the continued expenses arising from the Sunnyvale facility operating lease.

Comparison of Six Months Ended December 30, 2007 and December 24, 2006

Revenue. Revenue from continuing operations increased 20.6% to $232.4 million in the first six months of fiscal 2008 from $192.7 million in the first six months of fiscal 2007. Product revenue increased 21.4% to $217.3 million from $178.9 million. The increase in product revenue resulted from an increase in our high-brightness packaged products, which was offset by a decline in revenue from material and advance device products.

LED revenue increased 29.7% to $192.3 million in the first six months of fiscal 2008 from $148.3 million in the first six months of fiscal 2007, making up 83% of our total revenue from continuing operations. Unit shipments of our LED products increased 3.1% over the first six months of fiscal 2007 and our blended average LED sales price increased 25.7%. The increase in unit shipments is due to higher demand and the increase in the blended average sales price is attributable to a shift in product mix.

Materials revenue decreased 22.6% in the first six months of fiscal 2008 to $16.0 million from $20.7 million in the first six months of fiscal 2007 making up 7.0% of our revenue from continuing operations. The decrease in materials revenue was attributable to a 8.6% decrease in the number of units sold and a 15.9% decrease in the average sales price, which were primarily due to changes in the mix of product sold and a decrease in the amount of revenue generated from sales to Charles & Colvard, Ltd. during the comparable periods.

Revenue from our high-power devices decreased 10.5% to $8.8 million in the first six months of fiscal 2008 from $9.8 million in the first six months of fiscal 2007. A 40.0% increase in the number of units sold was offset by a 36.3% decrease in the average sales price due to changes in the mix of product that were sold during the six month period. Revenue from high-power devices was 4.0% of revenue from continuing operations in the first six months of fiscal 2008.

Contract revenue increased 9.6% to $15.1 million in the first six months of fiscal 2008 from $13.8 million in the first six months of fiscal 2007, making up 6.0% of total revenue from continuing operations. The increase in revenue was primarily due to new contract awards.

Gross Margin. Gross margin from continuing operations in the first six months of fiscal 2008 increased 4.5% to $76.5 million from $73.3 million in the first six months of fiscal 2007. Our gross margin percentage decreased from 38% to 33% of revenue from continuing operations in the six month comparison. The decrease was caused primarily by lower gross margins on sales of LED chip products and higher costs relating to our new component products.

Contract gross margin remained relatively flat at 20.3% in the first six months of fiscal 2008 from 20.6% in the first six months of fiscal 2007. The slight decrease in gross margin is primarily related to the mix of contracts in place during the comparable periods.

Research and Development. Research and development expenses from continuing operations decreased 3.4% in the first six months of fiscal 2008 to $27.7 million from $28.7 million in the first six months of fiscal 2007. The decrease in research and development spending was due to the reallocation of research and development resources to support the manufacturing ramp-up of several new products during the first quarter of fiscal 2008. We continue to invest in the development of higher brightness LED chips, higher brightness and high power packaged LEDs, larger wafer process development and ongoing development of high-power devices.

Sales, General and Administrative. SG&A expenses from continuing operations increased 50.5% in the first six months of fiscal 2008 to $36.4 million compared to $24.5 million in the first six months of fiscal 2007. During the first six months of fiscal 2008, SG&A expenses reflected increased stock based compensation expense as we continue to comply with the provision of SFAS 123R, higher costs incurred in connection with patent litigation, increased spending on sales and marketing to support the growth of our global sales force, additional personal property tax expense resulting from an audit of our 2002 through 2007 personal property tax returns and additional expenses related to the acquisition of COTCO.

Amortization of Acquisition Related Intangibles. Amortization of acquisition related intangibles were $8.1 million in the first six months of fiscal 2008 compared to $341,000 in the first six months of fiscal 2007. During fiscal 2007, we acquired INTRINSIC and COTCO, resulting in $63.7 million of acquisition related intangibles required to be amortized.

Loss on Disposal or Impairment of Long-Lived Assets. We recorded $1.2 million of losses on the disposal of long-lived assets in the first six months of fiscal 2008 compared to a loss of $182,000 in the first six months of fiscal 2007 as a result of the long-lived assets disposed of or impaired in each comparative period.

Gain (Loss) on Sale of Investments, Net. During the first six months of fiscal 2008 we recorded a gain on sale of investments of $14.1 million as we liquidated our remaining shares of Color Kinetics upon completion of its acquisition by Koninklijke Philips Electronics NV. During the first six months of fiscal 2007, we sold 931,275 shares of Color Kinetics common stock for $16.7 million in proceeds and recognized a gain of $11.4 million.

Interest and Other Non-Operating Income, Net. Net interest and other non-operating income increased 4.9% to $8.3 million in the first six months of fiscal 2008 from $7.8 million in the first six months of fiscal 2007 primarily due to the higher levels of cash and investments invested during the comparable periods.

Income Tax Benefit or Expense. We recorded income tax expense of $6.1 million from continuing operations in the first six months of fiscal 2008 as compared to income tax expense of $9.2 million in the first six months of fiscal 2007. The decrease is primarily attributable to a decrease in our taxable income in the comparable periods and the consolidation of our foreign operations that are subject to lower statutory tax rates. We currently estimate our effective tax rate for fiscal 2008 will be approximately 24%.

(Loss) income from Discontinued Operations, Net of Related Income Tax Benefit. During the first six months of fiscal 2008, we recorded an after-tax loss of $174,000 versus $139,000 of after-tax income recorded in the first six months of fiscal 2007. The after-tax loss from discontinued operations is attributable to the continued expenses arising from the Sunnyvale facility operating lease.

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

Operating Activities:

During the first six months of fiscal 2008, our operations provided $60.6 million of cash as compared to $61.0 million of cash provided in the first six months of fiscal 2007. This $400,000 decrease is due to the change in operating assets and liabilities in the comparable six month period.

At December 30, 2007, our inventory days on hand were 88 days as compared to 81 days at June 24, 2007. The increase in inventory during the first six months of fiscal 2008 primarily reflects increased levels of work-in-progress for our packaged LED products to meet anticipated increases in demand. Accounts receivable days sales outstanding were 68 days at December 30, 2007 as compared to 64 days at June 24, 2007.

Investing Activities:

During the first six months of fiscal 2008, we generated $36.4 million from investing activities as compared to $53.3 million of cash used in the first six months of fiscal 2007. During the first six months of fiscal 2008 we received $17.0 million in cash from the liquidation of Color Kinetics, $43.9 million, net, from the maturity of various investments in our managed portfolio offset by $24.5 million of capital and patent related expenditures. This compares to the first six months of fiscal 2007 in which we used $43.8 million for the INTRINSIC acquisition and expended $60.6 million on capital expenditures.

Financing Activities:

We generated $14.2 million of cash from financing activities in the first six months of fiscal 2008, primarily all from the issuance of common stock upon the exercise of stock options, as compared to $15.2 million of financing cash used in the first six months of fiscal 2007, which primarily resulted from the repurchase of our common stock during the period.

As of December 30, 2007, there remained approximately 4.4 million shares of our common stock approved for repurchase under the repurchase program authorized by the Board of Directors that extends through June 2008. Since the inception of our stock repurchase program in January 2001, we have repurchased approximately 7.7 million shares of our common stock at an average price of $18.18 per share, with an aggregate value of $139.7 million. At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

Financial Condition

As of December 30, 2007, our cash and cash equivalents and short-term investments combined increased $69.2 million, or 30.6%, from balances reported as of June 24, 2007. Our long-term investments held-to-maturity decreased by $1.5 million, or 2.3%, from balances reported as of June 24, 2007. Our net property and equipment has decreased by $16.1 million, or 4.3%, since June 24, 2007, as depreciation expense and disposals of fixed assets have exceeded capital additions during the period. During the first six months of fiscal 2008, we spent $21.1 million on capital additions. Except as previously disclosed in Note 3 “Acquisitions,” Note 14 “Lease Commitments,” and Note 16 “Commitments and Contingencies,” included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 24, 2007, we have no off-balance sheet obligations, commitments or contingencies or guarantees, and we do not use special purpose entities for any transactions.

We plan to meet the cash needs for the business for the remainder of fiscal 2008 through cash from operations and cash on hand. Actual results may differ from our targets for a number of reasons addressed in this report. We may also issue debt, additional shares of common stock, or use available cash on hand for the acquisition of complementary businesses or other significant assets. From time to time, we evaluate strategic opportunities and potential investments in complementary businesses and anticipate continuing to make such evaluations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the first six months of fiscal 2008, we fully liquidated our investments in the common stock of Color Kinetics. We received proceeds of $17.0 million and recognized a pre-tax gain of $14.1 million from the sale during the period.

We hold and expect to continue to consider investments in minority interests in companies having operations or technology in areas within our strategic focus. We generally are not subject to material market risk with respect to our investments classified as marketable securities as such investments are readily marketable, liquid, and do not fluctuate substantially from stated values. Management continues to evaluate our investment positions on an ongoing basis

We have invested some of the proceeds from our cash from operations into high-grade corporate debt, commercial paper, government securities, and other investments at fixed interest rates that vary by security. These investments are A grade or better in accordance with our cash management policy. At December 30, 2007, we had $156.8 million invested in these securities, compared to $200.4 million at June 24, 2007. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported in our consolidated balance sheets. Therefore, we believe that potential changes in future interest rates will not create material exposure for us from differences between the fair value and the amortized cost of these investments. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $15.7 million at December 30, 2007 and $20.0 million at June 24, 2007.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2008 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 24, 2007 and Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2007 for a description of material legal proceedings, in addition to the proceedings discussed below.

Honeywell Litigation

On October 19, 2007, Honeywell International, Inc. and Honeywell Intellectual Properties Inc. commenced a patent infringement lawsuit against us and a third party by filing a complaint in the U.S. District Court for the Eastern District of Texas. In the complaint, the plaintiffs allege that we are infringing U.S. Patent No. 6,373,188, entitled “Efficient Solid-State Light Emitting Device with Excited Phosphors for Producing a Visible Light Output.” The complaint seeks damages in an unspecified amount, an injunction against future infringements, attorneys’ fees and costs. We have answered, denying any infringement and seeking declaratory judgments that the patent is invalid, unenforceable and not infringed.

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

Although we experienced significant fluctuation in our revenue over the past few years, we may not be able to sustain such growth or maintain or grow our margins, and we may experience significant fluctuations in our revenue, earnings and margins in the future. Historically, the prices of our LEDs have declined based on market trends. We attempt to maintain our margins by constantly developing improved or new products, which provide greater value and result in higher prices, or by lowering the cost of our LEDs. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

•	average sales prices for our products declining at a greater rate than anticipated;

•	fluctuations in foreign currency as more of our revenue may be in non-U.S. currencies;

•	our ability to develop, manufacture and deliver products in a timely and cost-effective manner;

•	variations in the amount of usable product produced during manufacturing (our “yield”);

•	our ability to improve yields and reduce costs in order to allow lower product pricing without margin reductions;

•	our increased reliance on and our ability to ramp up capacity at COTCO and our subcontractors in Asia;

•	our ability to ramp up production for our new products;

•	our ability to convert our substrates used in our volume manufacturing to larger diameters;

•	our ability to produce higher brightness and more efficient LED products that satisfy customer design requirements;

•	our ability to develop new products to specifications that meet the evolving needs of our customers;

•	changes in demand for our products and our customers’ products may cause fluctuations in revenue and possible inventory obsolescence;

•	raw material price fluctuations;

•	effects of an economic slow down on consumer spending on such items as cell phones, electronic devices and automobiles;

•	effects of an economic slowdown in non-consumer spending on such items a video display boards, gaming machines and other general lighting applications;

•	changes in the competitive landscape, such as availability of higher brightness LED products, higher volume production and lower pricing from competitors;

•	changes in the mix of products we sell, which may vary significantly;

•	other companies’ inventions of new technology that may make our products obsolete;

•	product returns or exchanges due to quality related matters or improper use of our products;

•	changes in purchase commitments permitted under our contracts with large customers;

•	changes in production capacity and variations in the utilization of that capacity;

•

disruptions of manufacturing that could result from fire, flood, drought or other disasters, particularly in the case of our single site for SiC wafer and LED production or disruptions from some of our sole source vendors; and

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

Our operating results are substantially dependent on the development and acceptance of new products based on our technology.

Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Products currently under development include larger, higher quality substrates and epitaxy, wide bandgap RF and microwave power devices, SiC power switches, higher brightness LED products such as the new EZBrightTM LED, and high brightness packaged LEDs. The successful development and introduction of these products depends on a number of factors, including the following:

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

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including:

•	Changes in tax laws or interpretation of such tax laws and changes in generally accepted accounting principles;

•	The jurisdiction in which profits are determined to be earned and taxed;

•	The resolution of issues arising from tax audits with various authorities;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Adjustments to estimated taxes upon finalization of various tax returns;

•	Increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	Changes in available tax credits;

•	Changes in share-based compensation expense; and

•	The repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes

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

We may make investments in companies, which subjects us to risks inherent in the business of the company in which we have invested and to trends affecting the equity markets as a whole. Investments in private companies are subject to additional risks relating to the limitations on transferability of the interests due to the lack of a public market and to other transfer restrictions. Investments in publicly held companies are subject to market risks and may not be liquidated easily. As a result, we may not be able to reduce the size of our positions or liquidate our investments when we deem appropriate to limit our downside risk.

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

Our Annual Meeting of Shareholders was held on November 1, 2007. The following matters were submitted to a vote of the shareholders with the results shown below:

(a)	Election of seven directors, each elected to serve until the later of the next Annual Meeting of Shareholders or until such time as his successor has been duly elected and qualified.

Name	Votes For	Votes Withheld
Charles M. Swoboda	64,851,194	12,641,268
John W. Palmour, Ph. D.	64,940,576	12,551,886
Dolph W. von Arx	62,530,262	14,962,200
James E. Dykes	64,800,717	12,691,745
Clyde R. Hosein	64,834,063	12,658,399
Harvey A. Wagner	64,806,007	12,686,455
Thomas H. Werner	64,861,510	12,630,952

(b)	Approval of amendments to the 2004 Long-Term Incentive Compensation Plan.

Votes For	Votes Against	Abstained
49,005,723	11,034,693	122,622

(c)	Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ended June 29, 2008.

Votes For	Votes Against	Abstained
76,901,047	507,184	84,231

The matters listed above are described in detail in our definitive proxy statement dated September 17, 2007 for the Annual Meeting of Shareholders held on November 1, 2007.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 1, 2007, as filed with the Securities and Exchange Commission on November 7, 2007)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

Date: January 25, 2008	/s/ John T. Kurtzweil
John T. Kurtzweil
Chief Financial Officer and Treasurer
(Authorized Officer and Chief Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 1, 2007, as filed with the Securities and Exchange Commission on November 7, 2007)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002