Form 10-Q
period 2008-03-30
CREE INC
filed 2008-04-24
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 22, 2008, was 89,669,120.

CREE, INC.

FORM 10-Q

For the Quarterly Period Ended March 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 30, 2008	June 24, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$293,441	$93,881
Short-term investments:
Held-to-maturity	—	132,074
Available-for-sale	43,524	16,700

Total cash, cash equivalents and short-term investments	336,965	242,655
Accounts receivable, net	111,604	79,668
Income tax receivable and prepaid income taxes	2,000	7,947
Inventories, net	83,328	71,068
Deferred income taxes	20,886	23,573
Prepaid expenses and other current assets	11,918	8,920
Assets of discontinued operations	133	301

Total current assets	566,834	434,132
Property and equipment, net	351,222	372,345
Long-term investments, held-to-maturity	—	68,363
Long-term investments, available-for-sale	61,369	—
Intangible assets, net	129,644	96,138
Goodwill	187,873	141,777
Other assets	9,349	3,475

Total assets	$1,306,291	$1,116,230

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$44,797	$32,940
Accrued salaries and wages	14,337	10,241
Income taxes payable	—	4,504
Other current liabilities	8,101	6,259
Liabilities of discontinued operations	541	505

Total current liabilities	67,776	54,449
Long-term liabilities:
Deferred income taxes	55,937	38,758
Contingent tax reserves	4,852	5,792
Other long-term liabilities	162	129
Long-term liabilities of discontinued operations	835	1,103

Total long-term liabilities	61,786	45,782
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 30, 2008 and June 24, 2007; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at March 30, 2008 and June 24, 2007; 89,665 and 84,675 shares issued and outstanding at March 30, 2007 and June 24, 2007, respectively	112	106
Additional paid-in-capital	851,362	713,778
Accumulated other comprehensive income, net of taxes	8,008	9,826
Retained earnings	317,247	292,289

Total shareholders’ equity	1,176,729	1,015,999

Total liabilities and shareholders’ equity	$1,306,291	$1,116,230

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2008	March 25, 2007	March 30, 2008	March 25, 2007
Revenue:
Product revenue, net	$118,160	$82,318	$335,464	$261,258
Contract revenue, net	6,826	7,935	21,907	21,695

Total revenue	124,986	90,253	357,371	282,953

Cost of revenue:
Product revenue, net	75,935	55,279	219,766	163,778
Contract revenue, net	5,502	6,002	17,520	16,934

Total cost of revenue	81,437	61,281	237,286	180,712

Gross margin	43,549	28,972	120,085	102,241

Operating expenses:
Research and development	15,405	15,619	43,083	44,272
Sales, general and administrative	21,076	13,115	57,449	37,636
Amortization of acquisition related intangibles	4,225	186	12,321	528
(Gain) loss on disposal and impairment of long-lived assets, net	(722)	(154)	487	28

Total operating expenses	39,984	28,766	113,340	82,464

Income from operations	3,565	206	6,745	19,777

Other income (expense), net:
Gain on sale of investments, net	—	—	14,117	11,411
Interest and other non-operating income, net	3,884	3,993	12,193	11,838

Total other income, net	3,884	3,993	26,310	23,249

Income from continuing operations before income taxes	7,449	4,199	33,055	43,026

Income tax expense (benefit)	1,787	(9,846)	7,885	(649)

Income from continuing operations	5,662	14,045	25,170	43,675
(Loss) income from discontinued operations, net of related income tax benefit	(2)	7,085	(176)	7,224

Net income	$5,660	$21,130	$24,994	$50,899

Earnings (loss) per share:
Basic:
Income from continuing operations	$0.06	$0.18	$0.29	$0.57

(Loss) income from discontinued operations	$—	$0.09	$—	$0.09

Net income	$0.06	$0.28	$0.29	$0.66

Diluted:
Income from continuing operations	$0.06	$0.18	$0.29	$0.56

(Loss) income from discontinued operations	$—	$0.09	$—	$0.09

Net income	$0.06	$0.27	$0.29	$0.65

Shares used in per share calculation:
Basic	87,211	76,417	85,695	76,809

Diluted	88,905	77,134	87,506	77,729

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Nine Months Ended
	March 30, 2008	March 25, 2007
Cash flows from operating activities:
Net income	$24,994	$50,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,681	60,043
Stock-based compensation, net of capitalized amounts	11,314	9,167
Excess tax benefit from share-based payment arrangements	(6,364)	—
Loss on disposal or impairment of long-lived assets	487	22
Gain on sale of investments	(14,117)	(11,411)
Amortization of premium on investments	(411)	(280)
Deferred income taxes	—	(20,195)
Changes in operating assets and liabilities:
Accounts receivable	(30,642)	9,065
Inventories	(14,252)	(19,265)
Prepaid expenses and other assets	3,437	(3,440)
Accounts payable, trade	9,857	3,587
Accrued expenses and other liabilities	7,140	5,414

Net cash provided by operating activities	66,124	83,606

Cash flows from investing activities:
Purchase of property and equipment	(37,542)	(71,850)
Purchase of patent and licensing rights	(5,471)	(4,491)
Purchase of LED Lighting Fixtures, Inc., net of cash acquired	(7,180)	—
Purchase of INTRINSIC Semiconductor Corporation, net of cash acquired	—	(43,850)
Purchase of business or net assets of business	—	(1,258)
Purchase of investments	(115,022)	(139,627)
Proceeds from maturities of investments	213,309	205,240
Proceeds from sale of property and equipment	1,046	178
Proceeds from sale of available-for-sale investments	17,000	16,722

Net cash provided by (used in) investing activities	66,140	(38,936)

Cash flows from financing activities:
Net proceeds from issuance of common stock	56,061	4,374
Excess tax benefit from share-based payment arrangements	6,364	—
Repayments of capital lease obligations	—	(519)
Repurchase of common stock	(168)	(18,742)

Net cash provided by (used in) financing activities	62,257	(14,887)

Effects of foreign exchange changes on cash and cash equivalents	5,039	(44)

Net increase in cash and cash equivalents	199,560	29,739
Cash and cash equivalents:
Beginning of period	$93,881	$88,768

End of period	$293,441	$118,507

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2008

(Unaudited)

1. Basis of Presentation

The consolidated balance sheet at March 30, 2008 and the consolidated statements of income for the three and nine months ended March 30, 2008 and March 25, 2007, and the consolidated statements of cash flows for the nine months ended March 30, 2008 and March 25, 2007 have been prepared by Cree, Inc. (collectively with its subsidiaries, the “Company”) and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at March 30, 2008, and for all periods presented, have been made. The consolidated balance sheet at June 24, 2007 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007. The results of operations for the period ended March 30, 2008 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, provision for inventory obsolescence, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, product warranty obligations, employee stock options, and contingencies and litigation, among others. The Company generally bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ from those estimates.

Accounting Changes

In the first quarter of fiscal 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”). See Note 10, “Income Taxes” for a further discussion of the Company’s adoption of FIN 48.

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

The Company estimates its allowance in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Specifically, the Company reviews historical sales returns and other relevant data and matches returns or other credits to the quarter when the sales were originally recorded. Based on historical return percentages and other relevant factors, the Company estimates its potential future exposure on product sales that have been recorded. The allowance for sales returns at March 30, 2008 and June 24, 2007 was $5.1 million and $4.6 million, respectively.

In accordance with SFAS 48, the Company also records an estimate for the value of product returns that it believes will be returned to inventory in the future and resold. As of March 30, 2008 and June 24, 2007, the Company estimated the cost of future product returns at $1.9 million and $1.3 million, respectively, which is recorded in prepaid expenses and other current assets in the consolidated balance sheets.

Investments

Investments are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). This statement requires certain securities to be classified into three categories:

•	Held-to-Maturity – Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

•

Trading Securities – Debt and equity securities that are bought and held principally for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

•

Available for Sale – Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

Investments in marketable securities with maturities beyond one year may be classified as short term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

In accordance with SFAS 115, the Company reassesses the appropriateness of the classification (i.e. held-to-maturity, trading securities, or available-for-sale) of its investments at the end of each reporting period. At March 30, 2008, the Company determined that its marketable securities previously classified as held-to-maturity, should be reclassified to available-for-sale. This was based upon management’s determination during the quarter ended March 30, 2008, that it no longer had the positive intent to hold the securities to maturity, as the underlying cash invested in these securities would be made available for operations. As a result of this determination, investments with amortized cost of approximately $102.6 million were transferred to available-for-sale. These investments are required to be carried at fair value, which resulted in a net increase in the carrying value of these investments of $2.3 million with a corresponding increase in accumulated other comprehensive income net of the related tax effect.

Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”), certain of the Company’s international operations use the local currency as their functional currency. For the Company’s international operations in which the functional currency is considered to be the local currency, the foreign currency is translated into the Company’s reporting currency, the U.S. Dollar, using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from the translation of these foreign subsidiaries’ financial statements are reported in accumulated other comprehensive income (loss). The foreign currency translation adjustment is not adjusted for income taxes since it relates to the Company’s indefinite investment in non-U.S. subsidiaries. Gains or losses on foreign currency transactions are recognized in current operations.

Reclassifications

Certain fiscal 2007 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2008 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

3. Acquisitions

The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Valuation of intangible assets and in-process research and development entails significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired.

Acquisition of LED Lighting Fixtures, Inc.

On February 29, 2008 the Company acquired LED Lighting Fixtures, Inc. (now Cree LED Lighting Solutions, Inc.) (“LLF”) through a wholly owned subsidiary. The Company acquired all of the outstanding share capital of LLF in exchange for total upfront consideration of $80.8 million, consisting of i) $16.5 million in cash, ii) 1,852,335 shares of the Company’s common stock valued at $58.8 million, iii) the assumption of fully vested LLF employee stock options valued at $4.5 million, and iv) transaction costs of $1.0 million consisting primarily of professional fees incurred relating to attorneys, accountants and valuation advisors. Additional consideration of up to $26.4 million may be payable to the former shareholders of LLF if defined product development targets and key employee retention measures are achieved over the next three calendar years. If such contingent payments occur, these will be considered as additional purchase price and result in an increase in goodwill.

The total purchase price for this acquisition is as follows (amounts in 000’s):

Cash consideration paid to LLF stockholders	$16,450
Fair value of common stock issued by the Company	58,830
Fair value of vested LLF stock options assumed by the Company	4,486
Direct transaction fees and expenses	1,042

Total purchase price	$80,808

The purchase price for this acquisition has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (amounts in 000’s):

Tangible assets:
Cash and cash equivalents	$10,312
Accounts receivable	982
Inventories	1,603
Deferred tax assets	2,573
Property and equipment	596
Other assets	1,093

Total tangible assets	17,159

Intangible assets:
Customer relationships	1,300
Non-compete agreements	440
Developed technology	39,500
Goodwill	40,115

Total intangible assets	81,355

Liabilities assumed:
Accounts payable	1,525
Accrued expenses	770
Deferred tax liability	15,411

Total liabilities assumed	17,706

Net assets acquired	$80,808

The goodwill associated with the acquisition of LLF is not deductible for tax purposes.

The assets, liabilities, and operating results of LLF have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma information giving effect to this acquisition has not been presented because the pro forma information would not differ materially from historical results.

Acquisition of COTCO Luminant Device Limited

On March 30, 2007, Cree, Inc. acquired COTCO Luminant Device Limited (now Cree Hong Kong Limited), a Hong Kong company (“COTCO”), from COTCO Holdings Limited (now United Luminous International (Holdings) Limited), a Hong Kong company (“Holdings”). The Company acquired all of the outstanding share capital of COTCO in exchange for consideration consisting of 7,604,785 shares of the

Company’s common stock and $77 million cash. Additional consideration of up to $125 million may be payable to Holdings or its designees in the event COTCO achieves specific EBITDA targets over the Company’s next two fiscal years. The Company may elect to pay the additional consideration, if any, in cash, shares of the Company’s common stock or a combination of cash and stock, so long as the total number of shares of the Company’s common stock issued to Holdings relating to the transaction is less than 9.99% of the Company’s then outstanding common stock.

The total purchase price for this acquisition is as follows (amounts in 000’s):

Cash consideration paid to COTCO shareholder	$77,334
Fair value of common stock issued by the Company	126,943
Direct transaction fees and expenses	3,065

Total purchase price	$207,342

The purchase price for this acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (amounts in 000’s):

Tangible assets:
Cash and cash equivalents	$1,110
Accounts receivable	20,376
Inventories	25,065
Other current assets	54
Property and equipment	23,919

Total tangible assets	70,524

Intangible assets:
Customer relationships	51,000
Trade names and license agreements	150
Developed technology	7,220
In-process research and development charge	950
Goodwill	104,771

Total intangible assets	164,091

Liabilities assumed:
Accounts payable	10,871
Accrued expenses	5,576
Deferred tax liability	10,826

Total liabilities assumed	27,273

Net assets acquired	$207,342

The goodwill associated with the acquisition of COTCO is not deductible for tax purposes.

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the COTCO transaction occurred at the beginning of the fiscal year for the period presented (amounts in 000’s, except per share data):

	Three Months Ended	Nine Months Ended
	March 25, 2007	March 25, 2007
Revenue	$109,109	$338,731
Income from continuing operations	$13,255	$54,103
Net income	$29,269	$60,530
Earnings per share, basic	$0.35	$0.72
Earnings per share, diluted	$0.35	$0.71

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

	As of (in 000’s)
	March 30, 2008	June 24, 2007
Raw material	$19,129	$13,941
Work-in-progress	37,619	28,108
Finished goods	31,599	31,661

	88,347	73,710
Inventory reserve	(5,019)	(2,642)

Total inventories, net	$83,328	$71,068

5. Investments

During the fourth quarter of fiscal 2007, Color Kinetics Incorporated (“Color Kinetics”) announced that it had been acquired. The transaction closed during the Company’s first fiscal quarter of 2008 ended September 23, 2007, and as a result the Company liquidated its remaining 500,000 shares of Color Kinetics stock. The Company no longer holds an equity investment in Color Kinetics. The Company received proceeds of $17.0 million and recognized a pre-tax gain of $14.1 million from this transaction in the consolidated statement of income during its first fiscal quarter of 2008 ended September 23, 2007.

6. Intangible Assets and Goodwill

Intangible Assets

The following table reflects the components of intangible assets:

	As of (in 000’s)
	March 30, 2008	June 24, 2007
Customer relationships	$52,620	$51,320
Developed technology	51,860	12,360
Non-compete agreements	440	—
Patent and license rights	53,160	46,201

	158,080	109,881
Accumulated amortization	(28,436)	(13,743)

Intangible assets, net	$129,644	$96,138

Total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, recognized during the three and nine months ended March 30, 2008 was $5.0 million and $14.8 million, respectively. For the three and nine months ended March 25, 2007, total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, was $900,000 and $2.6 million, respectively.

Customer relationships are amortized over ten years. Developed technologies are amortized over periods ranging from seven to fourteen years. Patent and license rights are amortized over twenty years.

Goodwill

The changes in goodwill during the nine months ended March 30, 2008 are as follows:

Balance at June 24, 2007	$141,777
Addition due to the acquisition of LLF	40,115
Adjustments to goodwill primarily related the release of restructuring reserves established as part the acquisition of INTRINSIC	(312)
Adjustments to goodwill principally relating to the estimated fair value of certain tax contingency reserves and other working capital fair value adjustments related to the acquisition of COTCO	6,293

Balance at March 30, 2008	$187,873

7. Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended (in 000’s except per share data)		Nine Months Ended (in 000’s except per share data)
	March 30, 2008	March 25, 2007	March 30, 2008	March 25, 2007
Basic:
Net income	$5,660	$21,130	$24,994	$50,899

Weighted average common shares	87,211	76,417	85,695	76,809

Basic earnings per share	$0.06	$0.28	$0.29	$0.66

Diluted:
Net income	$5,660	$21,130	$24,994	$50,899

Weighted average common shares—basic	87,211	76,417	85,695	76,809
Dilutive effect of stock options	1,694	717	1,811	920

Weighted average common shares—diluted	88,905	77,134	87,506	77,729

Diluted earnings per share	$0.06	$0.27	$0.29	$0.65

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with SFAS No. 128, “Earnings per Share,” these shares were not included in calculating diluted earnings per share. For the three and nine months ended March 30, 2008 there were 4.6 million and 4.3 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive. For the three and nine months ended March 25, 2007 there were 9.5 million and 8.7 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

8. Shareholders’ Equity

The following presents a summary of activity in shareholders’ equity for the nine months ended March 30, 2008 (dollars and shares in thousands):

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at June 24, 2007	84,675	$106	$713,778	$292,289	$9,826	$1,015,999
Exercise of stock options and issuance of shares under employee stock purchase plan	2,922	4	54,517	—	—	54,521
Issuance of restricted stock awards, net	151	—	—	—	—	—
Issuance of common stock for cash	71	—	1,806	—	—	1,806
Purchase and retirement of restricted stock awards	(6)	—	(168)	—	—	(168)
Income tax benefits from stock option exercises	—	—	6,736	—	—	6,736
Shares issued in connection with the LED Lighting Fixtures, Inc. acquisition	1,852	2	58,828	—	—	58,830
Vested stock options assumed in the LED Lighting Fixtures, Inc. acquisition	—	—	4,486	—	—	4,486
Stock-based compensation	—	—	11,379	—	—	11,379
Net income	—	—	—	24,994	—	24,994
Cumulative effect of change in accounting principle	—	—	—	(36)	—	(36)
Foreign Currency Translation	—	—	—	—	5,384	5,384
Unrealized gain on available-for-sale securities, net of tax of $871	—	—	—	—	1,461	1,461
Reclassification of realized gain on sale of Color Kinetics’ stock, net of tax of $5,288	—	—	—	—	(8,663)	(8,663)

Comprehensive income						23,140

Balance at March 30, 2008	89,665	$112	$851,362	$317,247	$8,008	$1,176,729

9. Stock-Based Compensation

The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. In addition, the Company has plans that have been terminated as to future grants, but under which options are currently outstanding. The Company also has an Employee Stock Purchase Plan that provides employees with the opportunity to purchase the Company’s common stock at 85% of the fair market value of the common stock at two designated times each year.

Stock Option Awards

The following table summarizes option activity as of March 30, 2008, and changes during the nine months then ended:

	Number of Shares (in 000’s)	Weighted- Average Exercise Price
Outstanding at June 24, 2007	10,303	$25.34
Granted	1,813	$28.51
Assumed	322	$3.18
Exercised	(2,922)	$18.60
Forfeited or expired	(270)	$27.65

Outstanding at March 30, 2008	9,246	$27.25

Restricted Stock Awards

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of March 30, 2008, and changes during the nine months then ended, follows:

	Number of Shares (in 000’s)	Weighted- Average Grant- Date Fair Value
Nonvested at June 24, 2007	215	$20.56
Granted	151	$27.80
Vested	(70)	$19.91
Forfeited	(6)	$23.32

Nonvested at March 30, 2008	290	$24.44

Stock-Based Compensation Valuation and Expense

The Company accounts for its employee stock-based compensation plans using the fair value method. The fair value method requires the Company to estimate the grant date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of the Company’s stock option awards and employee stock purchase plan shares the Company currently uses the Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models available today, including future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company’s financial statements. For restricted stock awards, grant date fair value is based upon the market price of the Company’s common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.

The weighted average assumptions used to value stock option grants and purchase rights under the Employee Stock Purchase Plan were as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2008	March 25, 2007	March 30, 2008	March 25, 2007
Stock Option Grants:
Risk-free interest rate	2.65%	4.79%	3.72%	4.69%
Expected life, in years	4.9	4.5	4.6	4.5
Expected volatility	45.4%	51.2%	45.4%	51.2%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan:
Risk-free interest rate	3.95%	5.10%	3.95%	5.10%
Expected life, in years	0.5	0.5	0.5	0.5
Expected volatility	45.4%	51.2%	45.4%	51.2%
Dividend yield	0%	0%	0%	0%

SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures are based primarily upon historical experience. Total estimated share-based compensation expense net of estimated forfeitures and capitalized amounts, related to the Company’s stock options, restricted stock awards and employee stock purchase plan was $4.1 million and $11.3 million, respectively, for the three and nine months ended March 30, 2008 and $2.7 million and $9.2 million, respectively, for the three and nine months ended March 25, 2007.

Approximately $781,000 and $699,000 of stock-based compensation has been recorded in inventory in the Company’s consolidated balance sheets as of March 30, 2008 and June 24, 2007, respectively.

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

As a result of the implementation of FIN 48, the Company recognized an increase in total unrecognized tax benefits of $2.7 million, and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $36,000 and an increase to the goodwill associated with the acquisition of COTCO, of $2.7 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $8.4 million. The total amount of gross unrecognized tax benefits as of March 30, 2008 is $15.2 million. The $6.8 million increase is comprised of newly acquired uncertain tax positions and re-measurement of existing uncertain tax positions relating to prior periods. Of the $15.2 million total unrecognized tax benefits, $7.9 million represents tax positions that, if recognized, would impact the effective tax rate. Although timing of the resolution and/or closure on audits is highly uncertain, the Company believes it is reasonably possible that approximately $8.0 million of gross unrecognized tax benefits will materially change in the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. This classification has not changed as a result of implementing the provisions of FIN 48. As of the date of adoption, the Company accrued $96,000 for the payment of interest related to unrecognized tax benefits. During the third quarter, the Company continued to assess the COTCO pre-acquisition contingencies resulting in additional accrued penalties of $1.2 million, which was recorded as an increase in goodwill.

The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years ended June 26, 2005 and prior. For foreign purposes, the Company is no longer subject to examination for tax periods 2000 and prior. Certain carryforward tax attributes generated in years prior, remain subject to examination and adjustment. For U.S. state tax returns the Company is generally no longer subject to tax examinations for fiscal years prior to 1997.

11. Commitments and Contingencies

Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007 and Part II, Item 1 of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended September 23, 2007 and December 30, 2007 for a description of material legal proceedings.

From time to time, various claims and litigation are asserted or commenced against the Company arising from or related to contractual matters, intellectual property matters, product warranties and personnel and employment disputes. Based on information currently available, management does not believe the ultimate outcome of any pending matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial position, results of operations or cash flows could be materially and adversely affected.

12. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). This new standard represents the outcome of the FASB’s joint project with the International Accounting Standards Board and is intended to improve, simplify and converge internationally the accounting for business combinations in consolidated financial statements.

SFAS 141R replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former standard that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective beginning in the Company’s fiscal 2010. SFAS 141R will be applied to business combinations that are consummated beginning in fiscal 2010.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. SFAS 157 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value at specified election dates. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company beginning in fiscal 2009. The Company has no yet determined the impact, if any, of the adoption of SFAS 159.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1 and FSP FAS 157-2. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-1 will be effective beginning in the Company’s first quarter of fiscal 2009 upon adoption of SFAS 157 and FSP 157-2 is effective immediately. The Company continues to evaluate SFAS 157, which will become effective beginning in its first quarter of fiscal 2009, and has not yet determined whether it will result in a change to its fair value measurements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”) which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective beginning in the Company’s second quarter of fiscal 2009. The Company does not believe that SFAS 161 will have a material impact on its consolidated financial statements.

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

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 24, 2007. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

We develop and manufacture semiconductor materials and electronic devices primarily made from silicon carbide, or SiC, gallium nitride, or GaN, and related compounds, as well as lighting solutions. Our products are manufactured at our main production facilities in Durham and Research Triangle Park, North Carolina, our facility in Huizhou, China and contract manufacturers in Asia. We generate revenues from the following product lines:

•

LED chips, LED components and LED lighting solutions. We derive the largest portion of our revenue from the sale of blue and green LED chips and LED components of all colors, including white, as well as lighting solutions incorporating these components.

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

Industry Dynamics

Our business is primarily focused on selling LED chips and LED components. Industry factors affecting our business include overall demand in products using high-brightness LEDs, an intense and constantly evolving competitive environment, and intellectual property issues. Average LED sales prices generally decline each year as market players implement pricing strategies to gain or protect market share. To remain competitive, LED producers generally must increase product performance and reduce costs to support lower average sales prices.

Highlights of the Third Quarter of Fiscal 2008

The following is a summary of our financial results for the three months ended March 30, 2008:

•	Our revenue was $125.0 million.

•	Our gross margin was 35% of revenue.

•	We reported consolidated net income of $5.7 million and net income per diluted share of $0.06.

•	We generated positive cash flow from operations of $5.5 million.

•	Combined cash, cash equivalents and marketable investments totaled $398.3 million at March 30, 2008.

•

On February 29, 2008, we closed the acquisition of LED Lighting Fixtures, Inc., or LLF. LLF develops and markets LED lighting solutions for the general illumination market. The acquisition provides direct access to the lighting market and expands our total market opportunity.

Outlook for Fiscal 2008

We target the market for LED products will continue to expand for the remainder of our fiscal 2008, which ends on June 29, 2008. We target to expand our production capacity to meet the demand for LED components at our factory in Huizhou, China. We also target to continue our reliance on subcontractors in Asia for increased capacity as well to meet our customers’ demands for LED chips and LED lighting solutions products. The market for LED products is highly competitive and we expect it to remain this way into the foreseeable future. We also target to continue to expand our global sales, marketing, and distribution capabilities to support increased sales of our LED products during the remainder of fiscal 2008 and into fiscal 2009.

We plan to focus our research and development efforts on increasing the brightness and efficiency of our LED products. We target to continue cost reduction initiatives for both our LED products and high-power products through continued yield improvement efforts and increasing LED production at our factory in Huizhou, China and contract manufacturers in Asia. In addition, we target to invest a total of $45 million to $50 million in capital expenditures during fiscal 2008. This will support unit volume growth in our new product lines and is a critical part of our overall product cost reduction initiatives.

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

As of March 30, 2008 the amount of our sales return allowance was $5.1 million.

As of March 30, 2008 we estimated the value of future product returns that would be returned to inventory was $1.9 million.

A 10% increase or decrease in our sales return estimates and deferred product costs asset at March 30, 2008 would have affected net income by approximately $243,000 for the three months ended March 30, 2008.

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

Using this impairment review methodology, we recorded $0.3 million of impairments of long-lived assets during the three months ended March 30, 2008, and $1.3 million during the nine months ended March 30, 2008. We recorded no long-lived asset impairment charges during the three or nine months ended March 25, 2007.

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
Tax Related Contingencies:

Uncertain Tax Positions:

We are subject to periodic audits of our income tax returns by federal, foreign, state and local agencies. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” we evaluate the exposures associated with our various tax filing positions. We have recorded unrecognized tax benefits for what we have identified as representing those positions that are not more likely than not to be sustained based on technical merits of such positions. A number of years may elapse before a particular matter for which we have an unrecognized tax benefit is audited and fully resolved.

Valuation Allowance:

We have also established a valuation allowance for capital loss carryforwards where we believe that it is more likely than not that the tax benefits of the items will not be realized due to insufficient availability of capital gains in the carryforward period. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively in the period such determination is made.

	The establishment of tax contingencies related to uncertain tax positions or the assessment of a valuation allowance involve a high degree of management judgment and estimation concerning such considerations as assessing the risk associated with a particular tax filing position and forecasting future taxable earnings.	To the extent we prevail in matters for which we have recorded an unrecognized benefit or are required to pay amounts in excess of what we have recorded our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement might require use of our cash and result in an increase in our effective rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
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

As of March 30, 2008 the amount of our inventory reserve was $5.0 million.

A 10% increase or decrease in our actual inventory reserve at March 30, 2008 would have affected net income by approximately $380,000 for the three months ended March 30, 2008.

Accruals for Other Liabilities:

We make estimates for the amount of costs that have been incurred but not yet billed for our self-funded medical insurance, general services, including legal fees, accounting fees and other expenses.	Our liabilities contain uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle claims and claims incurred but not reported as of the balance sheet date. When estimating our liabilities, we consider a number of factors, including interviewing our service providers for bills that have not yet been received. For self-insured liabilities, we estimate our liabilities based on historical claims experience.	If actual costs billed to us are not consistent with our assumptions and judgments, our expenses could be understated or overstated and these adjustments could materially affect our net income.

Results of Operations

The following table shows our consolidated statements of income expressed as a percentage of total revenue from operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 30, 2008	March 25, 2007	March 30, 2008	March 25, 2007
Revenue:
Product revenue, net	94.5%	91.2%	93.9%	92.3%
Contract revenue, net	5.5	8.8	6.1	7.7

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product revenue	60.8	61.2	61.5	57.9
Contract revenue	4.4	6.7	4.9	6.0

Total cost of revenue	65.2	67.9	66.4	63.9

Gross margin	34.8	32.1	33.6	36.1

Operating expenses:
Research and development	12.3	17.5	12.1	15.8
Sales, general and administrative	16.9	14.5	16.1	13.3
Amortization of acquisition related intangibles	3.4	—	3.4	—
Loss (gain) on disposal and impairment of long-lived assets	(0.6)	(0.2)	0.1	0.0

Total operating expenses	32.0	31.8	31.7	29.1

Income from operations	2.8	0.3	1.9	7.0

Non-operating income:
Gain on sale of investments, net	—	—	4.0	4.0
Interest and other non-operating income, net	3.1	4.4	3.4	4.2

Income from continuing operations before income taxes	5.9	4.7	9.3	15.2
Income tax expense (benefit)	1.4	(10.9)	2.2	(0.2)

Income from continuing operations	4.5	15.6	7.1	15.4
(Loss) income from discontinued operations, net of related income tax benefit	—	7.9	—	2.6

Net income	4.5%	23.5%	7.1%	18.0%

Comparison of Three Months Ended March 30, 2008 and March 25, 2007

Revenue. Revenue increased 38.4% to $125.0 million in the third quarter of fiscal 2008 from $90.3 million in the third quarter of fiscal 2007. Product revenue increased 43.5% to $118.2 million from $82.3 million. The increase in product revenue primarily resulted from an increase in LED components, which was partially offset by a decline in revenue from materials and contract revenue.

LED revenue increased 57.0% to $105.5 million in the third quarter of fiscal 2008 from $67.2 million in the third quarter of fiscal 2007, making up 84% of our total revenue. Unit shipments of our LED products increased 4.4% from the third quarter of fiscal 2007. Our blended average LED sales price increased 50.4% and was attributable to a shift in product mix towards LED components, which includes the current year quarter of our high brightness product line acquired as part of the acquisition of COTCO in the fourth quarter of 2007.

Materials revenue decreased 36.9% in the third quarter of fiscal 2008 to $6.3 million from $10.0 million in the third quarter of fiscal 2007, making up 5% of our revenue. The decrease in materials revenue was attributable to changes in the mix of product sold and a decrease in the amount of revenue generated from sales to Charles & Colvard, Ltd. during the quarter.

Revenue from our high-power devices increased 23.0% to $6.2 million in the third quarter of fiscal 2008 from $5.0 million in the third quarter of fiscal 2007. This increase was primarily due to sales of our Schottky diode products. Revenues from high-power devices were 5% of revenue in the third quarter of fiscal 2008.

Contract revenue decreased 14.0% to $6.8 million in the third quarter of fiscal 2008 from $7.9 million in the third quarter of fiscal 2007, making up 5% of revenue. The decrease in revenue was primarily due to delays in government spending.

Gross Margin. Gross margin in the third quarter of fiscal 2008 increased 50.3% to $43.5 million from $29.0 million in the third quarter of fiscal 2007. Our gross margin percentage increased from 32% to 35% of revenue in the quarter-to-quarter comparison. The increase was due primarily to increased utilization in our factories, manufacturing yield improvements and the transition of our high power devices to four-inch wafers.

Research and Development. Research and development expenses decreased 1.3% in the third quarter of fiscal 2008 to $15.4 million from $15.6 million in the third quarter of fiscal 2007. We have continued to make investments in ongoing research and development primarily related to the i) continued development of higher brightness LED chips, ii)LED components, iii) larger wafer process development and iv) high-power devices.

Sales, General and Administrative. Sales, general and administrative, or SG&A expenses increased 60.7% in the third quarter of fiscal 2008 to $21.1 million compared to $13.1 million in the third quarter of fiscal 2007. The increase in SG&A expenses is due to i) SG&A expenses related to the operations of COTCO which we acquired during our fourth fiscal quarter of 2007, ii) stock-based compensation expense, iii) higher costs incurred in connection with patent litigation, and iv) increased spending on sales and marketing to support the growth of our LED component products.

Amortization of Acquisition Related Intangibles. Amortization of acquisition related intangibles was $4.2 million in the third quarter of fiscal 2008 compared to $200,000 in the third quarter of fiscal 2007. The increase in amortization of acquisition related intangibles is due to our acquisitions of COTCO in fiscal 2007, as well as, our acquisition of LLF during the third quarter of fiscal 2008. Combined, these acquisitions have resulted in the addition of $99.6 million of amortizable intangible assets principally composed of developed technologies and customer relationships.

Loss (Gain) on Disposal and Impairment of Long-Lived Assets, net. We recorded a net gain of $700,000 on the disposal and impairment of long-lived assets in the third quarter of fiscal 2008 compared to a net gain of $200,000 in the third quarter of fiscal 2007 as a result of the long-lived assets disposed of or impaired in each comparative quarter.

Interest and Other Non-Operating Income, Net. Net interest and other non-operating income decreased 2.7% to $3.9 million in the third quarter of fiscal 2008 from $4.0 million in the third quarter of fiscal 2007. The decrease is due to an overall decline in interest rates that lowered our yield on our cash, cash equivalents and investments.

Income Tax Benefit or Expense. We recorded income tax expense of $1.8 million from continuing operations in the third quarter of fiscal 2008 as compared to income tax benefit of $9.8 million in the third quarter of fiscal 2007. The fluctuation is due primarily to certain discrete events in the third quarter of 2007 that resulted in the release of certain contingent tax reserves and valuation allowances. We currently estimate our effective tax rate for fiscal 2008 will be approximately 24%.

Income (Loss) from Discontinued Operations, Net of Related Income Tax Benefit. During the third quarter of fiscal 2008, we recorded a slight after-tax loss of $2,000 from discontinued operations versus $7.1 million of after-tax income from discontinued operations in the third quarter of fiscal 2007. The primary driver of the after-tax income amount in the third quarter of 2007 was the release of Cree Microwave contingent tax reserves as a result of the expected resolution of Internal Revenue Service audits of fiscal 2003, 2004, and 2005 in the amount of $7.3 million partially offset by continued expenses arising from the Cree Microwave Sunnyvale facility operating lease.

Comparison of Nine Months Ended March 30, 2008 and March 25, 2007

Revenue. Revenue increased 26.3% to $357.4 million in the first nine months of fiscal 2008 from $283.0 million in the first nine months of fiscal 2007. Product revenue increased 28.4% to $335.5 million from $261.3 million. The increase in product revenue resulted from an increase in our LED component products, which was partially offset by a decline in revenue from materials products.

LED revenue increased 38.2% to $297.8 million in the first nine months of fiscal 2008 from $215.3 million in the first nine months of fiscal 2007, making up 83% of our total revenue. Unit shipments of our LED products increased 3.2% over the first nine months of fiscal 2007 and our blended average LED sales price increased 34.0%. The increase in unit shipments is due to higher demand. The increase in the blended average sales price, is attributable to a shift to more LED components, which carry a higher average selling price. The component revenue during the first nine months of fiscal 2008 represents sales of our X-Lamp® components as well as high brightness components, which were acquired as part of the acquisition of COTCO, during the fourth quarter of 2007.

Materials revenue decreased 27.6% in the first nine months of fiscal 2008 to $22.3 million from $30.8 million in the first nine months of fiscal 2007, making up 6% of our revenue. The decrease in materials revenue in the first nine months of fiscal 2008 was due to changes in the mix of product sold and a decrease in the amount of sales to Charles & Colvard, Ltd. during the comparable period of fiscal 2007.

Revenue from our high-power devices increased slightly to $15.0 million in the first nine months of fiscal 2008 compared to $14.9 million in the first nine months of fiscal 2007. Revenue from high-power devices was 4% of revenue in the first nine months of fiscal 2008.

Contract revenue increased slightly by 1% to $21.9 million in the first nine months of fiscal 2008 from $21.7 million in the first nine months of fiscal 2007, making up 6% of total revenue.

Gross Margin. Gross margin in the first nine months of fiscal 2008 increased 17.5% to $120.1 million from $102.2 million in the first nine months of fiscal 2007. Our gross margin percentage decreased from 36% to 34% of revenues in the nine-month comparison. The decrease was primarily due to lower gross margins on sales of LED chips and higher costs relating to our new LED component products.

Research and Development. Research and development expenses decreased 2.7% in the first nine months of fiscal 2008 to $43.1 million from $44.3 million in the first nine months of fiscal 2007. The decrease in research and development spending was due to the reallocation of research and development resources to support the manufacturing ramp-up of several new products during the first quarter of fiscal 2008. We continue to invest in the development of higher brightness LED chips, LED components, larger wafer process development and development of high-power devices.

Sales, General and Administrative. SG&A expenses increased 52.6% in the first nine months of fiscal 2008 to $57.4 million compared to $37.6 million in the first nine months of fiscal 2007. The increase in SG&A expenses is due to i) SG&A expenses related to the operations of COTCO, which was acquired during our fourth fiscal quarter of 2007, ii) increased stock based compensation expense, iii) higher costs incurred in connection with patent litigation, and iv) increased spending on sales and marketing to support the growth of our LED component products.

Amortization of Acquisition Related Intangibles. Amortization of acquisition related intangibles were $12.3 million in the first nine months of fiscal 2008 compared to $500,000 in the first nine months of fiscal 2007. The increase in amortization of acquisition related intangibles is due to our acquisitions of COTCO, in fiscal 2007, as well as, our acquisition of LLF during the third quarter of fiscal 2008. Combined these acquisitions have resulted in the addition of $99.6 million of amortizable intangible assets principally composed of developed technologies and customer relationships.

Loss on Disposal and Impairment of Long-Lived Assets, net. We recorded $500,000 of net losses on the disposal and impairment of long-lived assets in the first nine months of fiscal 2008 compared to a loss of $28,000 in the first nine months of fiscal 2007 as a result of the long-lived assets disposed of or impaired in each comparative period.

Gain on Sale of Investments, Net. During the first nine months of fiscal 2008 we recorded a gain on sale of investments of $14.1 million as we liquidated our remaining shares of Color Kinetics Incorporated, or Color Kinetics, upon completion of its acquisition by Koninklijke Philips Electronics NV. During the first nine months of fiscal 2007, we sold 931,275 shares of Color Kinetics common stock for $16.7 million in proceeds and recognized a gain of $11.4 million.

Interest and Other Non-Operating Income, Net. Net interest and other non-operating income increased 3.0% to $12.2 million in the first nine months of fiscal 2008 from $11.8 million in the first nine months of fiscal 2007 primarily due to the higher average levels of cash, cash equivalents and investments in the current fiscal year.

Income Tax Benefit or Expense. We recorded income tax expense of $7.9 million from continuing operations in the first nine months of fiscal 2008 as compared to income tax benefit from continuing operations of $600,000 in the first nine months of fiscal 2007. The fluctuation is due primarily to certain discrete events in the first nine months of fiscal 2007 that resulted in the release of certain contingent tax reserves and valuation allowances. We currently estimate our effective tax rate for fiscal 2008 will be approximately 24%.

Income (Loss) from Discontinued Operations, Net of Related Income Tax Benefit. During the first nine months of fiscal 2008, we recorded a loss after tax from discontinued operations of $200,000 versus $7.2 million of after-tax income from discontinued operations recorded in the first nine months of fiscal 2007. The primary driver of the after-tax income amount in the first nine months of fiscal 2007 was the release of Cree Microwave contingent tax reserves as a result of the expected resolution of Internal Revenue Service audits of fiscal 2003, 2004, and 2005 in the amount of $7.3 million partially offset by continued expenses arising from the Cree Microwave Sunnyvale facility operating lease. The loss in the first nine months of fiscal 2008 related primarily to continued expenses arising from the Sunnyvale facility operating lease.

Liquidity and Capital Resources

Overview

Our cash generating capability and financial condition give us the financial ability to grow our business. Our principal source of liquidity is operating cash flows, which is derived from net income. This cash generating capability is one of our fundamental strengths and provides us with substantial flexibility in meeting our operating, financing and investing needs. We have no debt or lines-of-credit and have minimal lease commitments.

We plan to meet the cash needs for the business for the remainder of fiscal 2008 through cash from operations, cash on hand and investments. Actual results may differ from our targets for a number of reasons addressed in this report. From time to time, we evaluate strategic opportunities and potential investments in complementary businesses and anticipate continuing to make such evaluations. We may also issue debt, additional shares of common stock, or use available cash on hand for the acquisition of complementary businesses or other significant assets or for other strategic opportunities.

Financial Condition

At March 30, 2008, as a result of a strategic change in the use of invested funds, changes in market factors surrounding certain underlying securities, and consideration of the current conditions in the capital markets, we determined that we would make our complete portfolio of marketable securities available for current operations. As a result of this determination, investments with amortized cost of $102.6 million were transferred from held-to-maturity to available-for-sale. Investments classified as available-for-sale are required to be carried at fair value, which resulted in a net increase in the carrying value of these investments of $2.3 million with a corresponding increase in accumulated other comprehensive income net of the related tax effects. Going forward, our investments in marketable securities will be accounted for at fair value with any unrealized gains or losses recognized through accumulated other comprehensive income net of the related tax effects.

As of March 30, 2008, our cash, cash equivalents and investments combined increased $87.3 million, or 28.1%, from balances reported as of June 24, 2007. Our net property and equipment has decreased by $21.1 million, or 5.7%, since June 24, 2007, as depreciation expense and disposals of fixed assets have exceeded capital additions during the period. During the first nine months of fiscal 2008, we spent $37.5 million on capital purchases. Except as previously disclosed in Note 3 “Acquisitions,” Note 14 “Lease Commitments,” and Note 16 “Commitments and Contingencies,” included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 24, 2007, we have no off-balance sheet obligations, commitments or contingencies or guarantees, and we do not use special purpose entities for any transactions.

As of March 30, 2008, there remained approximately 4.4 million shares of our common stock approved for repurchase under the repurchase program authorized by the Board of Directors that extends through June 2008. Since the inception of our stock repurchase program in January 2001, we have repurchased approximately 7.7 million shares of our common stock at an average price of $18.18 per share, with an aggregate value of $139.7 million. At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

Cash Flows

Cash Flows from Operating Activities

During the first nine months of fiscal 2008, our operations provided $66.1 million of cash as compared to $83.6 million of cash provided in the first nine months of fiscal 2007. This $17.5 million or 26.5% decrease is due principally to changes in operating assets and liabilities and lower net income than in the comparable nine-month period.

At March 30, 2008, our inventory days on hand were 92 days as compared to 81 days at June 24, 2007. The increase in inventory during the first nine months of fiscal 2008 primarily reflects increased levels of work-in-progress for our LED components to support a longer internal supply chain and to meet anticipated increases in demand. Accounts receivable days sales outstanding were 80 days at March 30, 2008 as compared to 64 days at June 24, 2007.

Cash Flows from Investing Activities

During the first nine months of fiscal 2008, we generated $66.1 million from investing activities as compared to $38.9 million of cash used in the first nine months of fiscal 2007. During the first nine months of fiscal 2008 we had cash inflows of $17.0 million related to the liquidation of our holdings in Color Kinetics and $98.3 million in net cash inflows from our investment portfolio. This was partially offset by cash outflows of a net amount of $7.2 million related to our acquisition of LLF, purchases of property and equipment of $37.5 million and $5.5 million of patent related expenditures. This compares to the first nine months of fiscal 2007, where we had cash inflows of $16.7 million related to the sale of a portion of our holdings in Color Kinetics and $65.6 million in net cash inflows from our investment portfolio. These inflows were exceeded by cash outflows of $43.9 million related to our acquisition of INTRINSIC Semiconductor Corporation, purchases of property and equipment of $71.9 million, and $4.5 million of patent related expenditures.

Cash Flows from Financing Activities

We generated $62.3 million of cash from financing activities in the first nine months of fiscal 2008, primarily from the issuance of common stock upon the exercise of stock options, as compared to $15.0 million of financing cash used in the first nine months of fiscal 2007, which primarily resulted from the repurchase of our common stock during the period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the first nine months of fiscal 2008, we fully liquidated our investments in the common stock of Color Kinetics. We received proceeds of $17.0 million and recognized a pre-tax gain of $14.1 million from the sale during the period.

We maintain an investment portfolio principally composed of high-grade corporate debt, commercial paper, government securities, and other investments at fixed interest rates that vary by security. These investments are initially made in “A” grade or better in accordance with our cash management policy. At March 30, 2008, we had $104.9 million invested in these securities, compared to $200.4 million at June 24, 2007. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported in our consolidated balance sheets. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $10.5 million at March 30, 2008 and $20.0 million at June 24, 2007.

We have made and may make future investments in companies having operations or technologies in areas within our strategic focus. These investments can be inherently risky as markets for the technologies or products of these companies may be in the early stages of development and may never materialize.

As we operate internationally and have transactions denominated in foreign currencies, we are exposed to currency exchange rate risks. Additionally, certain of our foreign entities operate with a functional currency other than the U.S. Dollar, our reporting currency. This requires that results of these foreign operations be translated at average exchange rates into U.S. Dollars for financial reporting purposes. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Our primary exposures relate to the exchange rates between the U.S. Dollar, the Chinese Renminbi and Hong Kong Dollar. We have not entered into any foreign currency derivative financial instruments; however, we may choose to do so in the future in an effort to manage or hedge our foreign currency risk.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2008 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 24, 2007 and Part II, Item 1 of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended September 23, 2007 and December 30, 2007 for a description of material legal proceedings.

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

Although we experienced significant fluctuation in our revenue over the past few years, we may not be able to sustain such growth or maintain or grow our margins, and we may experience significant fluctuations in our revenue, earnings and margins in the future. Historically, the prices of our LEDs have declined based on market trends. We attempt to maintain our margins by constantly developing improved or new products, which provide greater value and result in higher prices, or by lowering the cost of our LEDs. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

•	average sales prices for our products declining at a greater rate than anticipated;

•	fluctuations in foreign currency as more of our revenue may be in non-U.S. currencies;

•	our ability to develop, manufacture and deliver products in a timely and cost-effective manner;

•	variations in the amount of usable product produced during manufacturing (our “yield”);

•	our ability to improve yields and reduce costs in order to allow lower product pricing without margin reductions;

•	our increased reliance on and our ability to ramp up capacity at our factories and our subcontractors in Asia;

•	our ability to ramp up production for our new products;

•	our ability to convert our substrates used in our volume manufacturing to larger diameters;

•	our ability to produce higher brightness and more efficient LED products that satisfy customer design requirements;

•	our ability to develop new products to specifications that meet the evolving needs of our customers;

•	changes in demand for our products and our customers’ products may cause fluctuations in revenue and possible inventory obsolescence;

•	raw material price fluctuations;

•	effects of an economic slow down on consumer spending on such items as cell phones, electronic devices and automobiles;

•	effects of an economic slowdown in non-consumer spending on such items a video display boards, gaming machines and other general lighting applications;

•	changes in the competitive landscape, such as availability of higher brightness LED products, higher volume production and lower pricing from competitors;

•	changes in the mix of products we sell, which may vary significantly;

•	other companies’ inventions of new technology that may make our products obsolete;

•	product returns or exchanges due to quality related matters or improper use of our products;

•	changes in purchase commitments permitted under our contracts with large customers;

•	changes in production capacity and variations in the utilization of that capacity;

•

disruptions of manufacturing that could result from fire, flood, drought or other disasters, particularly in the case of our single site for SiC wafer and LED production or disruptions from some of our sole source vendors; and

•	changes in accounting rules.

These or other factors could adversely affect our future operating results and margins. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

If we fail to evaluate, implement and integrate strategic opportunities successfully, our business may suffer.

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions. For example, in July 2006 we acquired INTRINSIC Semiconductor Corporation, in March 2007 we acquired COTCO, and in February 2008 we acquired LLF. If we choose to make acquisitions, we face certain risks, such as failure of the acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired business, and difficulty in integrating the acquired business’s operations, personnel and financial and operating systems into our current business. We may not be able to successfully address these risks or any other problems that arise from our recent or future acquisitions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition could adversely affect our business, results of operations and financial condition.

If we are unable to effectively expand the distribution channels for our component products, our operating results may suffer.

We have expanded into new business channels that are different from those that we have historically operated in as we grow our business and sell more LED components versus LED chips. If we are unable to penetrate these new distribution channels to ensure our products are reaching the appropriate customer base, our financial results may be impacted. In addition, if we successfully penetrate these new distribution channels, we cannot guarantee that customers will accept our components or that we will be able to manufacture and deliver them in the timeline established by our customers.

Our LED revenues are highly dependent on our customers’ ability to produce and sell more integrated products using our LED products.

Because our customers integrate our LED products into the products that they market and sell, our LED revenues depend on getting our LED products designed into a larger number of our customers’ products and our customers’ ability to sell those products. For example, some of our current customers, as well as prospective customers, create white LED components using our blue LEDs, in combination with phosphors. Sales of blue LED chips are highly dependent upon our customers’ ability to procure efficient phosphors, develop high quality and highly efficient white LED components and gain access to the necessary intellectual property rights. Even if our customers are able to develop competitive white LED components using our blue LED chips, there can be no assurance that our customers will be successful in the marketplace. We also have current and prospective customers that create lighting systems using our LED components. Sales of LED components for these applications are highly dependent upon our customers’ ability to develop high quality and highly efficient lighting products, including thermal design, optical design and power conversion. The lighting industry has traditionally not had this level of technical expertise for LED related designs, which may limit the success of their products. Even if our customers are able to develop efficient systems, there can be no assurance that our customers will be successful in the marketplace.

Our traditional LED customers may reduce orders as a result of our entry into new markets.

We began shipping packaged LED devices in fiscal 2005. As a result of our acquisition of COTCO, in fiscal 2007 and our acquisition of LLF in fiscal 2008, some of our customers may reduce their orders for our LED products as they may see us as a competitor. This reduction in orders could occur faster than our LED products can grow in the near term, which could reduce our overall revenue and profitability.

Our operating results are substantially dependent on the development and acceptance of new products based on our technology.

Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Products currently under development include larger, higher quality substrates and epitaxy, wide bandgap RF and microwave power devices, SiC power switches, LED products such as the EZBrightTM LED, X-Lamp, other LED components and new LED lighting solutions products. The successful development and introduction of these products depends on a number of factors, including the following:

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

Our acquisitions of COTCO, and LLF expose us to the risks inherent in doing business in China, which may adversely affect our business, results of operations, and financial condition.

As a result of our recent acquisitions, which have operations, manufacturing facilities and subcontract arrangements in China, we are exposed to risks associated with operating in China, including the following:

•	foreign exchange fluctuations, as we conduct operations and have sales denominated in non-U.S. currency;

•	protecting intellectual property and trade secrets;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	rising labor costs;

•	disruptions in China’s domestic infrastructure;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing a distant international subsidiary;

•	the burden of complying with foreign and international laws and treaties; and

•	the burden of complying with and changes in international taxation policies.

In addition, the Chinese government and provincial and local governments have provided, and continue to provide, various incentives to encourage the development of the technology industry in China. Such incentives include tax rebates, reduced tax rates, favorable lending policies, and other measures, some or all of which may be available to us with respect to the facility we have acquired in China. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any such reduction or elimination of incentives currently provided to our operations could adversely affect our business and results of operations.

If we are unable to produce and sell adequate quantities of our products and improve our yields and reduce costs, our operating results may suffer.

We believe that our ability to gain customer acceptance of our products and to achieve higher volume production and lower production costs for those products will be important to our future operating results. We must reduce costs of these products to avoid margin reductions from the lower selling prices we may offer due to our competitive environment and/or to satisfy prior contractual commitments. Achieving greater volumes and lower costs requires improved production yields for these products. We may encounter manufacturing difficulties as we ramp up our capacity. Our failure to produce adequate quantities and improve the yields of any of these products could have a material adverse effect on our business, results of operations and financial condition.

Our results of operations, financial condition and business would be harmed if we were unable to balance customer demand and capacity.

We are in the process of taking steps to address our manufacturing capacity needs for certain products. For example, we have continued to expand capacity for our X-Lamp products at our factory in Huizhou, China. If we are not able to increase our capacity or if we increase our capacity too quickly, our business and results of operations could be adversely impacted. If we experience delays or unforeseen costs associated with this expansion, we may not be able to achieve our financial targets.

If we experience poor production yields or cannot reduce costs, our margins could decline and our operating results may suffer.

Our materials products, our LED products, and our high-power products are manufactured using technologies that are highly complex. We manufacture our SiC wafer products from bulk SiC crystals, and we use these SiC wafers to manufacture our LED products and our SiC-based high-power semiconductors. During our manufacturing process, each wafer is processed to contain numerous die, which are the individual semiconductor devices. Our high-power devices and LED products are then further processed by incorporating them into packages for sale as packaged components. The number of usable crystals, wafers, dies and packaged components that result from our production processes can fluctuate as a result of many factors, including but not limited to the following:

•	variability in our process repeatability and control;

•	contamination of the manufacturing environment;

•	equipment failure, power outages or variations in the manufacturing process;

•	lack of consistency and adequate quality and quantity of piece parts and other raw materials;

•	losses from broken wafers or human errors;

•	defects in packaging either within our control or at our subcontractors; and

•	transition of our LED wafer production from three-inch to four-inch wafers.

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

Competition is increasing. In order to achieve our revenue growth objectives in fiscal 2008 and beyond, we need to continue to develop new products that enable our customers to win new designs and increase market share in key areas such as mobile products and general lighting class applications. One major supplier dominates this market and we anticipate that the competition for these designs has intensified and will result in pressure to lower sales prices of our products. Therefore, our ability to provide higher performance LEDs at lower costs will be critical to our success. Competitors may also try to align with some of our strategic customers. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Competitors also could invent new technologies that may make our products obsolete. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

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

There can be no assurance that third parties will not attempt to assert infringement claims against us, or our customers, with respect to our products. In addition, our customers may face infringement claims directed to the customer’s products that incorporate our products, and an adverse result could impair the customer’s demand for our products. We have also promised certain of our customers that we will indemnify them in the event they are sued by our competitors for infringement claims directed to the products we supply. Under this indemnification obligation we may be responsible for future payments to resolve infringement claims against them. From time to time we receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. Our practice is to investigate such claims to determine whether the assertions have merit and, if so, we take appropriate steps to seek to obtain a license or to avoid the infringement. However, we cannot predict whether a license will be available or that we would find the terms of any license offered acceptable or commercially reasonable. Failure to obtain a necessary license could cause us to incur substantial liabilities and costs and to suspend the manufacture of products.

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

We may make investments in other companies, which subjects us to risks inherent in the business of the company in which we have invested and to trends affecting the equity markets as a whole. Investments in private companies are subject to additional risks relating to the limitations on transferability of the interests due to the lack of a public market and to other transfer restrictions. Investments in publicly held companies are subject to market risks and may not be liquidated easily. As a result, we may not be able to reduce the size of our positions or liquidate our investments when we deem appropriate to limit our downside risk.

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

We are subject to risks related to international sales.

We expect that revenue from international sales will continue to represent the majority of our total revenue. International sales are subject to a variety of risks, including risks arising from currency fluctuations, tariffs, trade barriers and taxes. Our international sales are subject to variability as prices become less competitive in countries with currencies that are low or are declining in value against the U.S. Dollar and more competitive in countries with currencies that are high or increasing in value against the U.S. Dollar. In addition, international sales are subject to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. If we fail to comply with these laws and regulations, we could be liable for administrative, civil, or criminal liabilities, and in the extreme case, we could be suspended or debarred from government contracts or our export privileges could be suspended, which could have a material adverse effect on our business.

Litigation could adversely affect our operating results and financial condition.

We are defendants in pending litigation as described in Part II, Item 1, of this report that alleges, among other things, patent infringement. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

We are exposed to fluctuations in interest rates through our investment portfolio.

We are exposed to interest rate risk related to our investment portfolio. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities, and other fixed interest rate investments. The primary objective of our investments is to preserve principal while maximizing yields. Although investments are made initially in “A” grade or better in accordance with our cash management policy, declines in the underlying interest rates will have a negative impact on the income generated from our investments, which could materially adversely affect our results of operations.

Fluctuations in foreign currency exchange rates may affect our operating results.

Certain of our foreign entities operate with a functional currency other than the U.S. Dollar, our reporting currency. This requires that results of these foreign operations be translated at average exchange rates into U.S. Dollars for financial reporting purposes. As a result, fluctuations in exchange rates may affect our expenses and results of operations as well as the value of our assets and liabilities. We have not entered into any foreign currency derivative financial instruments; however, we may choose to do so in the future in an effort to manage or hedge our foreign exchange rate risk.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under generally accepted accounting principles to review our amortizable intangible assets and investments in equity interests for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined to exist. This could adversely impact our results of operations.

Our business may be adversely affected by our, or our customers’, ability to access the capital markets.

Although we believe we have adequate liquidity and capital resources to fund our operations internally, in light of current market conditions, our inability or the inability of our customers to access the capital markets, on favorable terms or at all, may adversely affect our financial performance. The inability to obtain adequate financing from debt or capital sources could force us to self-fund strategic initiatives or even forgo certain opportunities, potentially harming our performance. Additionally, the inability of our customers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies” in Part I, Item 2 of this report). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in our Current Report on Form 8-K filed March 3, 2008, there were no sales of unregistered securities during the third quarter of fiscal 2008.

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

CREE, INC.

Date: April 24, 2008	/s/ John T. Kurtzweil
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