Form 10-K
period 2008-06-29
CREE INC
filed 2008-08-20
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, ” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of December 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,383,709,350 (based on the closing sale price of $27.85 per share).

The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 12, 2008 was 88,097,596.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 30, 2008 are incorporated by reference into Part III.

CREE, INC.

FORM 10-K

For the Fiscal Year Ended June 29, 2008

Forward-Looking Information

Information set forth in this Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All information contained in this report relative to future markets for our products and trends in and anticipated levels of revenue, gross margins and expenses, as well as other statements containing words such as “believe,” “project,” “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made and we have no duty to update them if our views later change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Annual Report.

PART I

Item 1.	Business

Overview

Cree, Inc. (“Cree,” “we,” “our,” or “us,”), develops and manufactures semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs), sapphire and other materials used for certain electronic applications. We currently focus our expertise in SiC and GaN on light emitting diode (LED) products, which consist of LED chips, LED components and LED lighting solutions. We also develop power and radio frequency (RF) products, including power switching and RF devices. We have products commercially available in each of these categories.

We derive the majority of our revenue from sales of our LED products. We also generate revenue from sales of SiC and GaN materials, including gemstone materials, and we earn revenue under government contracts that support some of our research and development programs to the extent the contract funding exceeds our direct cost of performing those activities.

History

Cree is a North Carolina Corporation established in 1987. The majority of our products historically have been manufactured at our main production facilities located in North Carolina, in a six-part process, which includes SiC crystal growth, wafering, polishing, epitaxial deposition, fabrication and testing. Additionally, we package certain LED components and power and RF products at our North Carolina facilities, our facility in Huizhou, China and in other foreign countries through the use of subcontractors. We also operate research and development facilities in Goleta, California and Hong Kong.

In fiscal 2005, we operated our business in two reportable segments. In the fourth quarter of fiscal 2005, we announced the closure of the Cree Microwave segment, our silicon-based RF and microwave semiconductor business located in Sunnyvale, California. Effective December 25, 2005, we reported Cree Microwave as a discontinued operation. For further information about this business closure, see Note 4, “Discontinued Operations,” in our consolidated financial statements included in Item 8 of this Annual Report. As a result of the closure of the Cree Microwave silicon business, we now operate our business in one reportable segment.

In July 2006, we acquired INTRINSIC Semiconductor Corporation (INTRINSIC), which merged into Cree, Inc. in June 2007. This acquisition enabled us to accelerate the commercialization of low-defect SiC substrates and power devices.

In March 2007, we acquired COTCO Luminant Device Limited (COTCO) (now Cree Hong Kong Limited), which is headquartered in Hong Kong and has production facilities in China. This acquisition provided us a broader LED component portfolio, a lower cost manufacturing facility and expanded our sales distribution channels in China.

In February 2008, we acquired LED Lighting Fixtures, Inc. (LLF) (now Cree LED Lighting Solutions, Inc. or LLS). Through this acquisition we acquired what we believe to be key technologies to drive retrofit solutions to convert existing lighting infrastructure to energy-efficient lighting and to accelerate the adoption of LED lighting into the general illumination market.

For further information concerning our recent acquisitions, see Note 3, “Acquisitions,” in our consolidated financial statements included in Item 8 of this Annual Report.

Products

We produce LED products, SiC and GaN materials products, and power and RF products using our SiC and GaN materials.

LED Products.

LED revenue includes sales of LED chips, LED components and LED lighting solutions. LED revenue represented 84%, 78% and 81% of revenue from continuing operations for the fiscal years ended June 29, 2008, June 24, 2007 and June 25, 2006, respectively.

LED Chips.    Our LED chips include blue and green devices made from GaN and related materials grown on SiC substrates. LED chips or die are solid-state electronic components used in a number of applications, including backlighting for mobile products, automotive interior lighting, full-color electronic displays, gaming equipment, consumer products and other electronic equipment. Some of our customers combine our blue LED chips with phosphors to create white LEDs. Our customers’ white LED products are used in various applications for mobile products, including the backlight for full-color display screens, white keypads and the camera flash function. Our customers’ white LEDs also are used as a light source for a number of specialized lighting applications. Some of our customers use our blue and green high-brightness LED chips for video screens, gaming displays such as pachinko, and automotive backlighting. LEDs offer several advantages over small incandescent bulbs, including longer life, lower maintenance costs, reduced energy consumption, and smaller space requirements. We have historically sold the majority of our LEDs in chip form to customers who package and sell them in a variety of applications. Our LED chips are currently available in a variety of brightness levels, wavelengths (color) and sizes.

LED Components.    Our LED components include a range of packaged LED products from our XLamp® LED components for lighting applications to our high-brightness LED components consisting of surface mount (SMD) and through-hole LED products for signage, gaming and other applications.

Our XLamp LED components are high power or lighting class packaged LED products designed to meet a broad range of market needs for lighting applications including general illumination (both indoor and outdoor applications), portable, architectural, signal and transportation lighting.

Our high-brightness LED components consist of SMD and through-hole packaged LED products. Our SMD LED component products are available in a full range of colors designed to meet a broad range of market needs, including automotive, signage, gaming and specialty lighting. Our through-hole packaged LED component products provide users with a color and brightness consistency across a wide viewing area. These products are available in a full range of colors primarily designed for the signage and amusement markets.

LED Lighting Solutions.    Our LED lighting solutions currently include the LR6, a six-inch architectural recessed LED down light, and the LR4, a four-inch architectural recessed LED down light. These lighting products are targeted for new construction, retrofit and renovation projects in residential and commercial applications.

Materials Products

Our materials products consist of SiC and GaN wafer and epitaxy products, as well as bulk SiC materials used for gemstone applications. Materials product revenue represented 6%, 10% and 9% of revenue from continuing operations for the fiscal years ended June 29, 2008, June 24, 2007 and June 25, 2006, respectively.

SiC Wafers.    We manufacture SiC wafers for sale to corporate customers who use the wafers to manufacture products for optoelectronic, microwave and power switching applications. Corporate, government and university customers also buy SiC materials for research and development directed at optoelectronic, microwave and high power devices. We sell our wafers as a bare wafer or a customized wafer with epitaxial films of SiC or GaN materials. We currently sell two-inch, three-inch and four-inch wafers and are continuing to develop SiC wafers that are larger and of higher quality.

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

Power and RF Products

These products include SiC power devices and RF devices. Revenue from our power and RF products have represented 4% of our revenues from continuing operations for the fiscal years ended June 29, 2008, June 24, 2007 and June 25, 2006.

Power Devices.    SiC-based power devices operate at significantly higher breakdown voltages than silicon-based power devices and provide faster switching speeds than comparable silicon-based power devices at similar breakdown voltages. These attributes create a lower switching loss, which yields power savings due to higher efficiency, enabling smaller and more efficient systems. Our current SiC-based power products include 300, 600 and 1,200-volt Schottky diodes. Our customers currently purchase Schottky diode products for use in power factor correction circuits for power supplies in computer servers and other applications such as solar inverters. We are developing additional SiC-based power devices that could have a number of potential uses in applications for power conditioning, solar inverters and power switching in power supplies and motor control applications.

RF Devices.    RF devices made from SiC or GaN operate at higher voltages that allow for higher power densities as compared to silicon or GaAs-based devices. Additionally, this characteristic allows SiC-based and GaN-based devices to be significantly smaller while carrying the same or greater power level than silicon-based or GaAs-based devices. At this time, there is a higher cost associated with SiC and GaN than silicon for RF transistors. We currently offer 10-watt and 60-watt SiC transistors, or metal-semiconductor field effect transistor (MESFET) products, as well as a variety of GaN high electron mobility transistors (HEMTs) and monolithic microwave integrated circuits (MMICs), which are optimized for either broadband amplifiers or for WiMAX applications.

We also provide foundry services for wide bandgap MMICs. These RF circuits can be used in a variety of wide bandwidth communications applications, high-power radar amplifiers, electronic warfare and wireless infrastructure. The MMIC foundry service allows a customer to design its own custom RF circuit to be fabricated in our MMIC foundry, or have us provide custom MMIC design for the customer and fabricate the chips.

Financial Information About Geographic Areas of Customers and Assets

We derive our product revenue primarily from international sales and contract revenue from agencies of the U.S. Government. For information concerning geographical areas of our customers and geographic information concerning our long-lived assets, please see Note 16, “Geographic Segment Information,” in our consolidated financial statements included in Item 8 of this Annual Report. International operations expose us to risks that are different from operating in the United States, including foreign currency translation and transaction risk, risk of changes in tax laws, application of import/export laws and regulations and other risks described further in Item 1A “Risk Factors” of this Annual Report.

Government Contract Funding

We derive a portion of our revenue from funding that we receive pursuant to research contracts or subcontracts funded by various agencies of the U.S. Government. We had 33, 21 and 26 government contracts in effect during the fiscal years ended June 29, 2008, June 24, 2007 and June 25, 2006, respectively, which represented 6%, 7% and 6% of revenue from continuing operations, respectively.

The revenue that we recognize pursuant to these contracts represents reimbursement by various U.S. Government entities that aid in the development of new technology. The applicable contracts generally provide that we may elect to retain ownership of inventions made in performing the work subject to a non-exclusive license retained by the U.S. Government to use the inventions for government purposes. Our government contracts typically cover work performed anywhere from several months or up to five years and require us to conduct the research effort described in the statement of work section of the contract. These contracts may be modified or terminated at the discretion of the government and typically are subject to appropriation and allocation of the required funding on an annual basis. For further information about our government contracts, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in our consolidated financial statements included in Item 8 of this Annual Report.

Research and Development

We invest significant resources in research and development aimed at improving our semiconductor materials, production technology and developing new LED components and lighting systems. Our core materials research is directed at improving the quality and diameter of our SiC and GaN substrates. We are also working to improve the quality and attributes of the SiC and nitride epitaxial materials we grow to produce devices and to improve device yields by reducing variability in our processes. These efforts are in addition to ongoing projects focused on brighter LED chips, new and improved LED components, three-inch and four-inch LED wafer process development, new LED lighting solutions, higher power diodes/switches and higher power/higher linearity RF devices. We recorded $58.8 million in fiscal 2008, $58.8 million in fiscal 2007 and $54.9 million in fiscal 2006 for direct expenditures relating to research and development activities from continuing operations. When customers participate in funding our research and development programs, we record the amount funded as a reduction of research and development expenses. For further information about our treatment of research and development, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in our consolidated financial statements included in Item 8 of this Annual Report.

Sales and Marketing

We have traditionally marketed and sold our products to a relatively small group of customers through targeted selling, promotions, select advertising and attendance at trade shows. However, we continue to make significant investments to expand our global sales, marketing and distribution capabilities. Most notably, we are sponsoring and participating in several initiatives to enable and further support the adoption of LED lighting. These include our LED City®, LED Workplace™ and LED University™ programs.

LED City.    Our LED City program is an international initiative to promote the deployment of energy-efficient LED lighting to municipal infrastructure. Our partners include an expanding community of government and industry parties who are working to promote and utilize LED lighting technology across their infrastructure.

Current partners include domestic cities such as Raleigh, NC, Austin, TX, Ann Arbor, MI and Anchorage, AK. International partners include the cities of Toronto, Canada, Torraca, Italy, and Tianjin, China, which is China’s third largest city.

LED Workplace.    Our LED Workplace program is an initiative to promote LED lighting as an energy-efficient, low-maintenance solution for offices and other workplaces. We were the first participant to join the initiative and are in the process of converting our Durham facilities entirely to LED lighting.

LED University.    Our LED University program is an international community of universities working to accelerate the adoption of energy-efficient LEDs. Current partnering universities include North Carolina State University, Marquette University, University of Arkansas, University of California at Santa Barbara and Tianjin Polytechnic University (China).

Our direct sales and marketing team is headquartered in our Durham, North Carolina facility, with local sales offices in Shanghai and Shenzhen, China; Hong Kong; Tokyo, Japan; and Munich, Germany. We also have sales personnel in England, Italy, Korea, Malaysia, Singapore, Sweden and Taiwan. We plan to continue expanding our sales and marketing efforts globally to support our new product lines and promote the adoption of LED lighting.

Customers

We have historically had a few key customers who have represented more than 10% of our consolidated revenues. In fiscal 2008, revenues from sales to Sumitomo Corporation represented 13% and revenues from sales to Seoul Semiconductor Co., Ltd represented 13% of our total consolidated revenue. For further discussion regarding customer concentration, please see Note 13, “Concentrations of Credit Risk,” in our consolidated financial statements included in Item 8 of this Annual Report. The loss of any large customer could have a material adverse effect on our business and results of operations.

Seasonality

Sales of our products can be subject to seasonal fluctuations and variations in customer demand. If anticipated sales or shipments do not occur when expected, our results of operations for that quarter, and potentially for future quarters, may be adversely affected.

Backlog

As of June 29, 2008, we had a backlog of approximately $89.3 million, consisting of approximately $70.3 million of product orders and $19.0 million under research contracts signed with the U.S. Government, for which approximately $6.4 million of the contracted funds have not yet been appropriated. We estimate our entire backlog could be filled during fiscal 2009, with the exception of approximately $5.0 million in U.S. Government funded contracts.

As of June 24, 2007, we had a backlog of approximately $69.8 million, consisting of approximately $33.2 million of product orders and $36.6 million under research contracts signed with the U.S. Government, for which approximately $19.0 million of the contracted funds had not yet been appropriated.

Our backlog could be adversely affected if our customers fail to honor their purchase commitments, reduce or cancel orders, or if the U.S. Government exercises its rights to terminate our government contracts or does not appropriate and allocate all of the funding contemplated by the contracts.

Sources of Raw Materials

We depend on a limited number of suppliers for certain raw materials, components and equipment used in our products, including certain key materials and equipment used in our crystal growth, wafering, polishing, epitaxial deposition, device fabrication and device assembly processes. We generally purchase these limited source items pursuant to purchase orders and have limited guaranteed supply arrangements with our suppliers. We believe our current supply of essential materials is sufficient to meet our needs. However, shortages have occurred from time to time and could occur again.

Competition

Our success depends on our ability to keep pace with the evolving technology standards of the industries we serve. These industries are characterized by rapid technological change, frequent introduction of new products, short product life cycles and changes in end user and customer requirements in a competitive pricing environment. The evolving nature of these industries may render our existing or future products obsolete, noncompetitive or unmarketable. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

LED Products

LED Chips.    The primary competition for our LED chips comes from companies that manufacture and/or sell nitride-based LED chips. We consider Nichia Corporation (Nichia), which sells packaged LEDs and most often competes directly with our chip customers, to be a competitor. Nichia currently sells the majority of its packaged LED products to markets requiring white LEDs, which Nichia fabricates combining its phosphor solution with blue LED chips. We believe, based on industry information, that Nichia currently has the largest market share for nitride-based LEDs.

Many Asia-based chip producers also produce blue, green and white LED products, such as Toyoda Gosei Co., Ltd. (Toyoda Gosei) and Epistar Corporation. They traditionally have been successful in securing new business, primarily in Asia, for blue keypad applications in mobile products and other cost sensitive applications. Some of these Asia-based competitors offer chips with brightness similar to some of our existing high-brightness products and have made some inroads into higher end applications like camera flash units.

Overall, we believe that price, performance and strength of intellectual property protection position are the most significant factors to compete successfully in the nitride LED market. We believe our products are well positioned to meet the market performance requirements; however, there is significant pricing pressure from a number of competitors. We continually strive to improve our competitive position by developing brighter and higher performance LED chips and focusing on lowering costs.

LED Components.    The market for high power or lighting class LED components is concentrated primarily in the specialty lighting area, including portable torch lamps (flashlights); color changing and white architectural lighting; traffic signs and signals; interior and exterior automotive and truck lighting; and emergency vehicle lighting (for example, for fire and rescue vehicles). Philips Lumileds Lighting Company, LLC (Philips) is one of our main competitors in this market. Philips sells high power LED components that compete indirectly with our target customers for LED chips and compete directly with our XLamp LED components. Several other companies have products designed to compete with our XLamp LED components, including Avago Technologies Limited, Edison Opto Corporation, Kingbright Corporation, Nichia, OSRAM Semiconductor GmbH, Toyoda Gosei and Seoul Semiconductor Co., Ltd. We are positioning our XLamp LED components to compete in this market based on price, performance and usability.

Our high-brightness LED components compete with a larger number of competitors around the world in a variety of applications including automotive, signage, gaming and specialty lighting. We are positioning our high brightness LED components to compete in this market based on price, performance, availability and usability.

LED Lighting Solutions.    Our competition for LED lighting fixtures is currently very limited and fragmented as the market is in its early stages of development. However, this will likely change as the technology continues to develop. Our LED lighting solutions products also compete with traditional lighting technologies such as incandescent and fluorescent lamp fixtures.

Materials Products

We have continued to maintain our well-established quality and volume leadership position in the sale of SiC and GaN wafer and epitaxy products, as well as bulk SiC materials used for gemstone applications. We have seen limited competition in this market, although other companies continue to announce advancements and seek to become more competitive with us.

Power and RF Products

Power Devices.    Our SiC-based power devices compete with similar devices offered by Infineon Technologies AG. There are also a number of other companies developing SiC-based power devices. In addition, our products compete with existing silicon-based power devices offered by a variety of manufacturers.

RF Devices.    Currently, Eudyna Devices, Inc. is the main company offering products that compete directly with our SiC MESFET and GaN HEMT products, although several other companies such as RF Micro Devices Inc., Nitronex Corporation and Triquint Corporation have announced products for this market. Our products also face heavy competition from existing silicon and GaAs-based products.

Patents and Other Intellectual Property Rights

We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants and assignments, rights to patents on inventions originally developed by others. As of June 29, 2008, we owned or held exclusive rights under 423 issued U.S. patents with expiration dates extending to 2026, as well as corresponding foreign patent rights. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets. We also own other intellectual property rights, including trademark registrations in several countries for trademarks used in conjunction with our products.

Licensing activities and lawsuits to enforce intellectual property rights, particularly patent rights, are a common feature of the semiconductor industry. We both make and receive inquiries regarding possible patent infringements in the normal course of business. Depending on the circumstances, we may seek to negotiate a license or other acceptable resolution, including entering into cross-licensing arrangements with others, some of whom may be our competitors. If we are unable to achieve a resolution by agreement, we may seek to enforce our rights or defend our position through litigation. Patent litigation is expensive and the outcome is often uncertain. We believe that the strength of our portfolio of patent rights is important in helping us resolve or avoid such disputes with other companies in our industry. In addition, we believe that many customers ascribe additional value to our LEDs as a result of our portfolio, particularly for high-end products destined for the United States, as compared to LEDs from manufacturers who are not licensed under the relevant patents in the portfolio. We believe our ongoing efforts to enforce our patent rights against infringers are essential to sustaining this higher perceived value.

Environmental Regulation

We are subject to a variety of federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These include statutory and regulatory provisions under which we are responsible for the management of hazardous materials we use and the disposition of hazardous wastes resulting from our manufacturing processes. Failure to comply with such provisions, whether intentional or inadvertent, could result in fines and other liabilities to the government or third parties, injunctions requiring us to suspend or curtail operations or other remedies, and could have a material adverse effect on our business.

Working Capital

For a discussion of our working capital practices, see “Liquidity and Capital Resources” in Item 7 of this Annual Report.

Employees

As of June 29, 2008, we employed 3,168 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to these employees. We consider relations with our employees to be good.

Available Information

Our website address is www.cree.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). These reports may be accessed from our website by following the links under “Investor Relations,” then “SEC Filings.” The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to Investor Relations, Cree, Inc., 4600 Silicon Drive, Durham, North Carolina 27703.

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

We have experienced significant fluctuation in our revenue, earnings and margins over the past few years, and we may experience significant fluctuations in our revenue, earnings and margins in the future. Historically, the prices of our LEDs have declined based on market trends. We attempt to maintain our margins by constantly developing improved or new products, which provide greater value and result in higher prices, or by lowering the cost of our LEDs. If we are unable to do so, our margins will decline. Our operating results and margins may vary significantly in the future due to many factors, including the following:

•	average sales prices for our products declining at a greater rate than anticipated;

•	fluctuations in foreign currency as more of our revenue may be in non-U.S. currencies;

•	our ability to develop, manufacture and deliver products in a timely and cost-effective manner;

•	variations in the amount of usable product produced during manufacturing (our “yield”);

•	our ability to improve yields and reduce costs in order to allow lower product pricing without margin reductions;

•	our increased reliance on and our ability to ramp up capacity at our factories and our subcontractors;

•	our ability to ramp up production of our new products;

•	our ability to convert our substrates used in our volume manufacturing to larger diameters;

•	our ability to produce higher brightness and more efficient LED products that satisfy customer design requirements;

•	our ability to continue improving our current products and develop new products to specifications that meet the evolving needs of our customers;

•	changes in demand for our products and our customers’ products that may cause fluctuations in revenue and possible inventory obsolescence;

•	raw material price fluctuations, including certain commodities consumed in our production process;

•	effects of an economic slow down on both consumer and non-consumer spending on products that incorporate our products;

•	changes in the competitive landscape, such as inventions of new technology, availability of higher brightness LED products, higher volume production and lower pricing from competitors;

•	changes in the mix of products we sell, which may vary significantly;

•	product returns or exchanges due to quality-related matters or improper use of our products;

•	changes in purchase commitments permitted under our contracts with large customers;

•	changes in production capacity and variations in the utilization of that capacity;

•

disruptions of manufacturing that could result from fire, flood, drought or other disasters, particularly in the case of our single site for SiC wafer and LED production or disruptions from some of our sole source vendors;

•	changes in legislation, regulations, or tax or accounting rules or changes in their interpretation; and

•	changes in the amount of litigation costs we incur to protect our intellectual property rights.

These or other factors could adversely affect our future operating results and margins. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

If we fail to evaluate, implement and integrate strategic opportunities successfully, our business may suffer.

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions. For example, in July 2006 we acquired INTRINSIC, in March 2007 we acquired COTCO, and in February 2008 we acquired LLF. If we choose to make acquisitions, we face certain risks, such as failure of the acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired business, and difficulty in integrating the acquired business’s operations, personnel and financial and operating systems into our current business. We may not be able to successfully address these risks or any other problems that arise from our recent or future acquisitions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition could adversely affect our business, results of operations and financial condition.

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

Because our customers integrate our LED products into the products that they market and sell, our LED revenues depend on getting our LED products designed into a larger number of our customers’ products and our customers’ ability to sell those products. For example, some of our current customers, as well as prospective customers, create white LED components using our blue LEDs, in combination with phosphors. Sales of blue LED chips are highly dependent upon our customers’ ability to procure efficient phosphors, develop high quality and highly efficient white LED components and gain access to the necessary intellectual property rights. Even if our customers are able to develop competitive white LED components using our blue LED chips, there can be no assurance that our customers will be successful in the marketplace. We also have current and prospective customers that create lighting systems using our LED components. Sales of LED components for these applications are highly dependent upon our customers’ ability to develop high quality and highly efficient lighting products, including thermal design, optical design and power conversion. The lighting industry has traditionally not had this level of technical expertise for LED related designs, which may limit the success of our customers’ products. Even if our customers are able to develop efficient systems, there can be no assurance that our customers will be successful in the marketplace.

As a result of our entry into and continued expansion in new markets, such as packaged LEDs and LED lighting fixtures, our traditional customers may reduce orders.

Through acquisitions and organic growth, we have moved into and continue to expand in new markets, such as packaged LEDs and LED lighting fixtures, where some of our current customers may now perceive us as a competitor. In response, our customers may reduce their orders for our products. This reduction in orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations and financial condition.

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

If any of these or other factors become problematic, we may not be able to develop and introduce these new products in a timely or cost-effective manner.

We face significant challenges managing our growth.

We have experienced a period of significant growth over the past few years that may challenge our management and other resources. We are also in the process of transforming our business to support a global components customer base. In order to manage our growth and change in our strategy effectively, we must continue to:

•	expand global sales, marketing and distribution;

•	implement and improve operating and information technology systems;

•	maintain adequate manufacturing facilities and equipment to meet customer demand;

•	maintain a sufficient supply of raw materials to support our growth;

•	expand the skills and capabilities of our current management team;

•	add experienced senior level managers;

•	attract and retain qualified people with experience in engineering, design, sales and marketing; and

•	recruit and retain qualified manufacturing employees.

We expect to spend substantial amounts of money in supporting our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development and administrative functions to support a global components customer base. If we cannot attract qualified people or manage growth and change effectively, our business, results of operations and financial condition could be adversely affected.

Litigation could adversely affect our operating results and financial condition.

We are defendants in pending litigation as described in Note 12, “Commitments and Contingencies,” in our consolidated financial statements included in Item 8 of this Annual Report that alleges, among other things, patent infringement. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

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

Vigorous protection and pursuit of intellectual property rights characterize the semiconductor industry. These traits have resulted in significant and often protracted and expensive litigation. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to:

•	pay substantial damages;

•	indemnify our customers;

•	stop the manufacture, use and sale of products found to be infringing;

•	incur asset impairment charges;

•	discontinue the use of processes found to be infringing;

•	expend significant resources to develop non-infringing products and processes; and/or

•	obtain a license to use third party technology.

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

However, our existing patents are subject to expiration and we cannot be sure that additional patents will be issued on any new applications around the covered technology or that our existing or future patents will not be successfully contested by third parties. Also, since issuance of a valid patent does not prevent other companies from using alternative, non-infringing technology, we cannot be sure that any of our patents, or patents issued to others and licensed to us, will provide significant commercial protection, especially as new competitors enter the market.

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

Our operations in foreign countries, including China and other Asian countries, expose us to certain risks inherent in doing business internationally, which may adversely affect our business, results of operations and financial condition.

As a result of acquisitions and organic growth, we have operations, manufacturing facilities and subcontract arrangements in foreign countries, which expose us to certain risks, including the following:

•	foreign exchange fluctuations, as we conduct operations and have sales denominated in non-U.S. currencies;

•	protection of intellectual property and trade secrets;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	rising labor costs;

•	disruptions in the infrastructure of the foreign countries where we operate;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing distant international operations;

•	the burden of complying with foreign and international laws and treaties; and

•	the burden of complying with and changes in international taxation policies.

In some instances, we have been provided and may continue to receive incentives from foreign governments to encourage our investment in certain countries, regions, or areas. In particular, we have received and may continue to receive such incentives in connection with our operations in China, as the Chinese national and local governments seek to encourage the development of the technology industry in China. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any reduction or elimination of incentives currently provided to our operations could adversely affect our business and results of operations.

We are subject to risks related to international sales.

We expect that revenue from international sales will continue to represent the majority of our total revenue. International sales are subject to a variety of risks, including risks arising from currency fluctuations, tariffs, trade barriers, collection issues and taxes. Our international sales are subject to variability as prices become less competitive in countries with currencies that are low or are declining in value against the U.S. Dollar and more competitive in countries with currencies that are high or increasing in value against the U.S. Dollar. In addition, international sales are subject to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and in the extreme case, we could be suspended or debarred from government contracts or our export privileges could be suspended, which could have a material adverse effect on our business.

Our results of operations, financial condition and business would be harmed if we were unable to balance customer demand and capacity.

As customer demand for our products, particularly new products, changes, we must be able to ramp up or adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase our capacity or if we increase our capacity too quickly, our business and results of operations could be adversely impacted. If we experience delays or unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets.

Variations in our production yields impact our ability to reduce costs and could cause our margins to decline and our operating results to suffer.

All of our products are manufactured using technologies that are highly complex. The number of usable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

•	variability in our process repeatability and control;

•	contamination of the manufacturing environment;

•	equipment failure, power outages or variations in the manufacturing process;

•	lack of consistency and adequate quality and quantity of piece parts and other raw materials;

•	losses from broken wafers or human errors;

•	defects in packaging either within our control or at our subcontractors; and

•	any transitions or changes in our production process, planned or unplanned.

If our yields decrease, our costs could increase, our margins could decline and our operating results would be adversely affected. In the past, we have experienced difficulties in achieving acceptable yields on new products, which has adversely affected our operating results. We may experience similar problems in the future, and we cannot predict when they may occur or their severity. In some instances, we may offer products for future delivery at prices based on planned yield improvements. Reduced yields or failure to achieve planned yield improvements could continue to significantly affect our margins and operating results.

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

Any delay in product delivery or other interruption or variation in supply from these suppliers could prevent us from meeting commercial demand for our products. If we were to lose key suppliers, our key suppliers were unable to support our demand or we were unable to identify and qualify alternative suppliers, our manufacturing operations could be interrupted or hampered significantly.

The markets in which we operate are highly competitive and have evolving technology standards.

The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell nitride-based LED chips as well as those that sell packaged LEDs. Competitors are offering new blue, green and white LEDs with aggressive prices and improved performance. These competitors may reduce average sales prices faster than our cost reduction, and competitive pricing pressures may accelerate the rate of decline of our average sales prices. The market for SiC wafers is also becoming competitive as other firms in recent years have begun offering SiC wafer products or announced plans to do so.

Competition is increasing. In order to achieve our revenue growth objectives in fiscal 2009 and beyond, we need to continue to develop new products that enable our customers to win new designs and increase market share in key areas such as mobile products and general lighting class applications. One major supplier dominates the market in which products incorporating our LED chip products compete and we anticipate that the increased competition for these designs will result in pressure to lower sales prices of our products. Therefore, our ability to provide higher performance LEDs at lower costs will be critical to our success. Competitors may also try to align with some of our strategic customers. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Competitors also could invent new technologies that may make our products obsolete. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

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

Our failure to comply with applicable environmental laws and regulations worldwide could harm our business and results of operations.

The manufacturing and assembling and testing of our products require the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to comply with any of these applicable laws or regulations could result in:

•	regulatory penalties, fines and legal liabilities;

•	suspension of production;

•	alteration of our fabrication and assembly and test processes; and

•	curtailment of our operations or sales.

In addition, our failure to manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs or incur other expenses associated with such laws and regulations. Many new materials that we are evaluating for use in our operations may be subject to regulation under existing or future environmental laws and regulations that may restrict our use of one or more of such materials in our manufacturing, assembly and test processes or products. Any of these restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our manufacturing and assembly and test processes.

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

The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident after shipment. We have experienced product quality, performance or reliability problems from time to time. Defects or failures may occur in the future. If failures or defects occur, we could:

•	lose revenue;

•	incur increased costs, such as warranty expense and costs associated with customer support;

•	experience delays, cancellations or rescheduling of orders for our products;

•	write down existing inventory; or

•	experience product returns.

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including:

•	changes in tax laws or interpretation of such tax laws and changes in generally accepted accounting principles;

•	the jurisdiction in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in share-based compensation expense; and

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the determination of our income tax provision requires significant judgment. To the extent our income tax liability materially differs from our income tax provisions and accruals due to factors, including the above, that were not anticipated at the time we estimated our tax provision, our net income or cash flows could be adversely affected.

In order to compete, we must attract, retain and motivate key employees, and our failure to do so could harm our results of operations.

In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. We generally do not have long-term employment agreements or other arrangements with our employees that would deter them from leaving. Hiring and retaining qualified executives, scientists, engineers, technical staff and sales personnel are critical to our business, and competition for experienced employees in our industry can be intense. To help attract, retain and motivate key employees, we use share-based incentive awards such as employee stock options and restricted stock. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate employees could be weakened, which could harm our business and results of operations.

We are exposed to fluctuations in the market value of our investment portfolio and in interest rates, and therefore, impairment of our investments or lower investment income could harm our earnings.

We are exposed to market value and interest rate risk related to our investment portfolio. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities and other fixed interest rate investments. The primary objective of our investments is to preserve principal while maximizing yields. Although we only acquire investments rated “A” grade or better in accordance with our cash management policy, declines in the underlying interest rates will have a negative impact on the income generated from our investments, which could materially adversely affect our results of operations.

Fluctuations in foreign currency exchange rates may affect our operating results as costs of operating certain of our foreign subsidiaries are incurred in other currencies.

We conduct business in countries outside the United States, which exposes us to fluctuations in foreign currency exchange rates. In addition, our financial statements are presented in U.S. Dollars, which requires that results of these foreign operations be translated at average exchange rates into U.S. Dollars for financial reporting purposes. As a result, fluctuations in exchange rates may affect our expenses and results of operations as well as the value of our assets and liabilities. We have not entered into any foreign currency derivative financial instruments; however, we may choose to do so in the future in an effort to manage or hedge our foreign exchange rate risk.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under generally accepted accounting principles to review our amortizable intangible assets and investments in equity interests for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined to exist. This could adversely impact our results of operations.

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

Catastrophic events or geo-political conditions may disrupt our business.

A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack or other catastrophic event could cause delays in completing sales or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption to our supply chain or any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could result in an adverse effect on our business and results of operations.

Our results of operations could vary as a result of the methods, estimates and judgments that we use in applying our accounting policies.

The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Item 7 of this Annual Report). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The table below sets forth information with respect to our significant owned and leased facilities as of June 29, 2008. The sizes of the locations represent the approximate gross square footage of each site’s building.

	Size (approximate square footage)
Location	Total	Production	Facility Services and Warehousing	Administrative Function	Housing / Other
Owned Facilities
Durham, NC	689,000	469,000	106,000	114,000	—
Research Trangle Park, NC	147,500	57,000	56,000	34,500	—

Total Owned	836,500	526,000	162,000	148,500	—

Leased Facilities
Hong Kong	10,500	—	—	10,500	—
Huizhou, China	183,600	113,000	19,000	38,000	13,600
Shanghai, China	50,700	—	16,100	34,600	—
Durham, NC	15,700	—	—	15,700	—
Goleta, CA	36,000	—	—	36,000	—
Sunnyvale, CA	50,000	—	—	—	50,000
Misc. sales and support offices	15,600	—	3,300	12,300	—

Total Leased	362,100	113,000	38,400	147,100	63,600

Total	1,198,600	639,000	200,400	295,600	63,600

In the United States, our corporate headquarters as well as our primary manufacturing operations are located at our Durham, North Carolina facility. This facility sits on approximately 48 acres of developed land that we own. We also own approximately 80 acres of undeveloped land near this site.

We are increasingly manufacturing our LED components at our leased facility in Huizhou, China, which represents our lowest cost manufacturing facility. This facility was obtained through our acquisition of COTCO in 2007. Our power and RF products are primarily produced at our owned manufacturing facility located in Research Triangle Park, North Carolina. This facility sits on approximately 55 acres of land that we own.

We also maintain sales and support offices, through our subsidiaries, in leased office premises in Shenzhen and Shanghai, China; Hong Kong; Tokyo, Japan; Penang, Malaysia; and Munich, Germany. In addition, we lease a facility in Goleta, California that is used for research and development and administrative functions.

We have ceased business operations at our Sunnyvale, California facility; however, we remain liable for the operating lease through 2011. We have sublet this facility through the remainder of the lease.

Item 3.	Legal Proceedings

The information required by this item is set forth under Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information

Our common stock is traded on the NASDAQ Global Select Market and is quoted under the symbol CREE. There were 663 holders of record of our common stock as of July 29, 2008. The following table sets forth, for the quarters indicated, the high and low sales prices as reported by NASDAQ.

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	$34.87	$22.54	$24.00	$16.52
Second Quarter	33.68	20.48	23.68	15.25
Third Quarter	35.50	23.11	19.06	15.27
Fourth Quarter	31.80	23.02	28.55	16.16

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

Stock Performance Graph

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return on our common stock with the cumulative total returns of The NASDAQ Composite Index and The NASDAQ Electronic Components Index for the five-year period commencing June 29, 2003. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	6/29/03	6/27/04	6/26/05	6/25/06	6/24/07	6/29/08
Cree, Inc.	100.00	142.47	156.74	146.23	159.09	140.38
NASDAQ Composite	100.00	126.78	128.17	136.47	164.73	150.56
NASDAQ Electronic Components	100.00	133.81	114.71	109.72	136.58	120.74

Sale of Unregistered Securities

Except as previously disclosed in our Current Report on Form 8-K filed March 3, 2008, there were no sales of unregistered securities during fiscal 2008.

Stock Repurchase Program

The following table summarizes our stock repurchase activity for the fourth quarter of fiscal 2008 (in thousands, except per share amounts):

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased under the Program (1)
March 31 – April 27, 2008	725	$26.53	725	3,658
April 28 – May 25, 2008	1,246	$25.62	1,246	4,597
May 26 – June 29, 2008	—	—	—	4,597

Total	1,971	$25.95	1,971	4,597

(1)	On January 18, 2001, we announced the authorization by our Board of Directors of a program to repurchase shares of our outstanding common stock. Several times since then, the Board of Directors has renewed the program and increased the number of shares that can be repurchased under the program. Most recently, on May 15, 2008, the Board of Directors approved the extension of our stock repurchase program through June 28, 2009. As of June 29, 2008, 14.3 million shares of our common stock had been approved for repurchase under the program, of which 4.6 million shares remain authorized for future repurchase.

Item 6.	Selected Financial Data

The consolidated statement of income data set forth below with respect to the fiscal years ended June 29, 2008, June 24, 2007, and June 25, 2006 and the consolidated balance sheet data at June 29, 2008 and June 24, 2007 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended June 26, 2005 and June 27, 2004 and the consolidated balance sheet data at June 25, 2006, June 26, 2005 and June 27, 2004 are derived from audited consolidated financial statements not included herein. All consolidated statement of income data excludes Cree Microwave as it has been accounted for as a discontinued operation. Certain fiscal 2007, fiscal 2006, fiscal 2005 and fiscal 2004 amounts have been reclassified to conform to fiscal 2008 classifications. These reclassifications had no effect on previously reported income from continuing operations or shareholders’ equity.

	Fiscal Years Ended
(in thousands, except per share amounts)	June 29, 2008	June 24, 2007(1)	June 25, 2006	June 26, 2005	June 27, 2004
Statement of Income Data:
Product revenue, net	$464,907	$364,718	$395,464	$363,102	$272,694
Contract revenue, net	28,389	29,403	27,488	21,356	26,947

Total revenue from continuing operations	$493,296	$394,121	$422,952	$384,458	$299,641
Income from continuing operations	$31,812	$50,193	$79,959	$106,564	$64,309
Income from continuing operations per share, basic	$0.37	$0.64	$1.05	$1.42	$0.87
Income from continuing operations per share, diluted	$0.36	$0.63	$1.02	$1.38	$0.85
Weighted Average Shares Outstanding:
Basic	86,366	78,560	76,270	74,995	74,008
Diluted	88,077	79,496	78,207	77,172	75,745
Statement of Cash Flows Data:
Net cash provided by operating activities	$102,807	$110,932	$151,530	$175,579	$152,388

(in thousands)	June 29, 2008	June 24, 2007	June 25, 2006	June 26, 2005	June 27, 2004
Balance Sheet Data:
Cash, cash equivalents and marketable investments	$371,032	$311,018	$404,690	$298,196	$252,895
Working capital	$408,193	$379,683	$339,108	$246,325	$189,911
Total assets	$1,313,407	$1,116,230	$900,200	$777,408	$628,000
Shareholders’ equity	$1,145,740	$1,015,999	$827,613	$712,918	$579,132

Certain prior year amounts have been reclassified to conform to the current year presentation.

(1)	During fiscal 2007, we acquired COTCO. See Note 3, “Acquisitions,” in our consolidated financial statements included in Item 8 of this Annual Report for a description of the transaction and pro forma financial information for fiscal 2007 and fiscal 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Executive Summary

The following discussion is designed to provide a better understanding of our consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This executive summary should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations in this Item 7, “Risk Factors” in Item 1A and our consolidated financial statements and the notes thereto included in Item 8 of this Annual Report.

Overview of our Business and Products

We are a manufacturer of semiconductor materials and devices primarily based on SiC, GaN and related compounds. We currently focus our expertise in SiC and GaN on LED products, which consist of LED chips, LED components and LED lighting solutions. We also develop power and RF products, including power switching and RF devices.

We derive the majority of our revenue from sales of our LED products. We also generate revenue from sales of SiC and GaN materials, including gemstone materials, and we earn revenue under government contracts that support some of our research and development programs to the extent the contract funding exceeds our direct cost of performing those activities. We generate revenues from the following product lines:

•

LED products.    We derive the largest portion of our revenue from the sale of our LED products. Our LED products consist of our LED chips, LED components, including our XLamp LED components and high-brightness LED components, and LED lighting solutions.

•

Materials products.    These products include our SiC and GaN wafers, which are used in manufacturing LEDs, RF and microwave devices, power devices and for research and development. They also include SiC material in bulk crystal form, which is used in gemstone applications.

•

Power and RF products.    These products include power switching devices made from SiC, which provide faster switching speeds than comparable silicon-based power devices, and also include RF devices made from SiC or GaN, which allow for higher power densities as compared to silicon or gallium arsenide.

•	Contracts with government agencies. Government agencies provide us with funding to support the development of primarily SiC and GaN based new technology.

The majority of our products historically have been manufactured at our main production facilities in North Carolina. We also have been increasingly utilizing our facility in Huizhou, China for the manufacture of certain of our LED components and use contract manufacturers in Asia for certain aspects of our manufacturing process.

Operating Segments

We currently operate our business as one reportable segment. In fiscal 2005, we operated our business in two reportable segments. In the fourth quarter of fiscal 2005, we announced the closure of the Cree Microwave segment, our silicon-based RF and microwave semiconductor business located in Sunnyvale, California. Effective December 25, 2005, we reported Cree Microwave as a discontinued operation. For further information about this business closure, see Note 4, “Discontinued Operations,” in our consolidated financial statements included in Item 8 of this Annual Report.

Industry Dynamics

Our business is primarily focused on selling our LED products. LEDs are currently used to provide energy-efficient lighting in the automotive, mobile phone, liquid crystal display (LCD) backlighting, gaming, signals, indoor and outdoor illumination and video screen markets. LED lighting products are in the initial stages of introduction to the general illumination market. As LED technology continues to develop and improve, the potential market for LED lighting applications is expanding.

Select industry factors affecting our business include, among others:

•

Overall demand for products and applications using LEDs.    LED lighting is a developing technology especially as it concerns the general illumination market. The pace of adoption of LED lighting technology in the general illumination market and others will impact the demand for LEDs.

•

Intense and constantly evolving competitive environment.    Competition in the industry is intense. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share. To remain competitive, market participants generally must increase product performance and reduce costs to support lower average sales prices.

•

Intellectual property issues.    Market participants rely on patented and non-patented proprietary information relating to product development, manufacturing capabilities and other core competencies of their business. Protection of intellectual property is critical. As such, steps such as additional patent applications, confidentiality and non-disclosure agreements, as well as other security measures are generally taken. To enforce or protect intellectual property rights, litigation or threatened litigation commonly occurs.

Fiscal 2008 Highlights

The following is a summary of key financial results and certain non-financial results achieved for the year ended June 29, 2008:

•

Our revenues from continuing operations for the year increased 25% to $493.3 million. We experienced strong sales growth in our LED products, which increased $107.2 million or 35% from the prior year. Revenues from the sale of our LED components increased substantially from the prior year, more than offsetting a decline in revenues attributable to sales of our LED chips. Revenues from the sales of our LED components represented approximately half of our total revenues from LED products in fiscal 2008.

•	Our gross margin was similar to the prior year at 34% of revenue, reflecting the continued investment in new product introductions and a competitive environment for our LED chips.

•	We achieved consolidated net income of $33.4 million in fiscal 2008 compared to $57.3 million in fiscal 2007. Net income per diluted share was $0.38 in fiscal 2008 compared to $0.72 in fiscal 2007.

•	We generated positive cash flow from operations of $102.8 million in fiscal 2008 compared to $110.9 million for fiscal 2007.

•	Combined cash, cash equivalents and marketable investments increased $60.0 million or 19% to $371.0 million at June 29, 2008 compared to $311.0 million at June 24, 2007.

•	We purchased and retired nearly two million outstanding shares of our common stock.

•	We made significant progress in the integration of COTCO into our business.

•	We initiated the transition of our production process from a three-inch to four-inch wafer. This transition is targeted to improve our chip yield per wafer and consequently lower our cost per chip.

•

On February 29, 2008, we closed the acquisition of LLF. Through this acquisition we acquired what we believe to be key technologies to drive retrofit solutions to convert existing lighting infrastructure to energy-efficient lighting and to accelerate the adoption of LED lighting into the general illumination market.

Business Outlook

We project that the markets for our products will remain highly competitive during fiscal 2009. We anticipate focusing on the following key areas, among others, in response to this competitive environment:

•

Continue efforts to enable LED lighting.    We plan to continue to invest in and support initiatives that we believe will enable and potentially accelerate the adoption of LED lighting in the general illumination market. We believe these efforts can ultimately help to increase the demand for our LED products.

•

Invest in technology, product development and infrastructure.    We plan to continue enhancing our existing products, developing new products and expanding our portfolio of intellectual property through significant investments in research and development. In addition, to support unit volume growth and to meet anticipated capacity needs in our Asian operations, we target investing no less in capital expenditures in fiscal 2009 than we have on average in recent history.

•	Expand our global sales and distribution channels. We intend to continue to expand our global direct sales force, agents, partnerships and distributor relationships.

•

Continue focus on operating improvements.    We continue focusing on identifying new ways to improve our operating efficiency and processes in all facets of our operations, including those outside of manufacturing, to maintain and improve our profitability. This includes shifting production to our lower cost manufacturing facility in Huizhou, China or contract manufacturers in Asia, leveraging investments in information technology, constant monitoring and adjustment of our working capital to fluctuations in our business, robust budgeting and planning processes and continuing efforts to streamline our processes and procedures to properly manage operating expenses.

•

Continue to focus on growing our power and RF product revenue.    We have had success in winning new designs in certain volume applications, yet we still have a limited number of customers. Our goal over the next year is to begin to realize more of the potential of power and RF products by expanding sales to a broader customer base, which should provide the increased volume needed to reduce costs and improve margins on these products.

•

Evaluate strategic opportunities.    We intend to continue to evaluate and potentially pursue appropriate strategic opportunities such as technology licensing arrangements, acquisitions, partnerships or joint ventures that complement or expand our existing business.

Results of Operations

The following table sets forth certain consolidated statement of income data for the periods indicated:

	2008		2007		2006
(dollars in thousands, except per share amounts)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Net revenue	$493,296	100.0%	$394,121	100.0%	$422,952	100.0%
Cost of revenue	327,469	66.4%	260,133	66.0%	222,059	52.5%

Gross margin	165,827	33.6%	133,988	34.0%	200,893	47.5%

Research and development	58,846	11.9%	58,836	14.9%	54,871	13.0%
Sales, general and administrative	76,607	15.5%	53,105	13.5%	44,760	10.6%
Amortization of acquisition related intangibles	17,127	3.5%	4,192	1.1%	—	0.0%
Loss on disposal or impairment assets	1,206	0.2%	1,199	0.3%	2,421	0.6%

Income from operations	12,041	2.5%	16,656	4.2%	98,841	23.3%
Gain on sale of investments, net	14,117	2.9%	19,233	4.9%	587	0.1%
Other non-operating income	364	0.1%	238	0.1%	42	0.0%
Interest income, net	14,527	2.9%	14,984	3.8%	12,893	3.0%

Income before income taxes	41,049	8.4%	51,111	13.0%	112,363	26.4%
Income tax expense	9,237	1.9%	918	0.2%	32,404	7.7%

Income from continuing operations	31,812	6.5%	50,193	12.8%	79,959	18.7%
Net income (loss) discontinued operations	1,627	0.3%	7,141	1.8%	(3,286)	-0.8%

Net income	$33,439	6.8%	$57,334	14.6%	$76,673	17.9%

Diluted EPS continuing operations	$0.36		$0.63		$1.02

Revenues

Revenues for fiscal 2008, 2007 and 2006 are comprised of the following (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2008	June 24, 2007	June 25, 2006	2007 to 2008		2006 to 2007
LED products	$414,948	$307,761	$343,394	$107,187	35%	$(35,633)	-10%
Materials products	28,582	39,544	36,932	(10,962)	-28%	2,612	7%
Power and RF products	21,377	17,413	15,138	3,964	23%	2,275	15%

Total product revenues	464,907	364,718	395,464	100,189	27%	(30,746)	-8%
Contracts	28,389	29,403	27,488	(1,014)	-3%	1,915	7%

Total revenues	$493,296	$394,121	$422,952	$99,175	25%	$(28,831)	-7%

Revenues from continuing operations increased 25% to $493.3 million in fiscal 2008 from $394.1 million in fiscal 2007. Product revenue increased 27% to $464.9 million in fiscal 2008 from $364.7 million in fiscal 2007. The overall increase in revenue was driven by growth in our LED products that offset a decline in revenues related to our materials products.

Comparing fiscal 2007 to fiscal 2006, revenues from continuing operations decreased 7% to $394.1 million from $423.0 million. Product revenue decreased 8% to $364.7 million from $395.5 million in the year-to-year comparison. The decrease in product revenue resulted from the decline in revenue from LED chips, which was partially offset by increases in revenue from our LED components, materials products and power and RF devices.

LED Products (in thousands, except percentages)

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2008	June 24, 2007	June 25, 2006	2007 to 2008		2006 to 2007
LED products	$414,948	$307,761	$343,394	$107,187	35%	$(35,633)	-10%
Percent of total revenues	84%	78%	81%

Revenue from our LED products increased 35% to $414.9 million in fiscal 2008 from $307.8 million in fiscal 2007. Growth was strongest from our LED components, which increased year over year and offset a decline in LED chip sales. The growth in revenues from sales of our high-brightness LED components was primarily attributable to the inclusion of the operations acquired through the acquisition of COTCO for the entire year in fiscal 2008 as opposed to only one quarter in fiscal 2007. Revenues generated from the sale of our XLamp LED components grew on the strength of higher sales volumes. The blended average selling price for our LED products increased 40% in fiscal 2008 from fiscal 2007 due to a shift in product mix to a higher proportion of revenues generated from sales of our LED components in fiscal 2008.

Revenues from LED products decreased 10% to $307.8 million in fiscal 2007 from $343.4 million in fiscal 2006. While unit shipments of our LED products increased 12% over fiscal 2006 due to higher customer demand for LED chips and LED components, our blended average sales price decreased 26% due to a combination of changes in product mix and price competition. Additionally, in fiscal 2007 we purchased the operations of COTCO, which previously was a customer for our LED products.

Materials Products (in thousands, except percentages)

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2008	June 24, 2007	June 25, 2006	2007 to 2008		2006 to 2007
Materials products	$28,582	$39,544	$36,932	$(10,962)	-28%	$2,612	7%
Percent of total revenues	6%	10%	9%

Revenues from materials products were $28.6 million, $39.5 million and $36.9 million for fiscal 2008, 2007 and 2006, respectively. The decline of 28% from fiscal 2007 to fiscal 2008 was due primarily to lower sales to Charles & Colvard for use of our materials products in gemstone applications. The increase of 7% from fiscal 2006 to fiscal 2007 was due to changes in product mix resulting in a 3% decrease in the number of units sold offset by an 11% increase in the average sales price. Revenues from materials products comprised 6%, 10% and 9% of our total revenues for fiscal 2008, 2007 and 2006, respectively.

Power and RF Products (in thousands, except percentages)

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2008	June 24, 2007	June 25, 2006	2007 to 2008		2006 to 2007
Power and RF products	$21,377	$17,413	$15,138	$3,964	23%	$2,275	15%
Percent of total revenues	4%	4%	4%

Revenue from our power and RF products increased 23% to $21.4 million in fiscal 2008 from $17.4 million in fiscal 2007. The increase in revenue was primarily the result of a 94% increase in unit shipments of products. The increase in unit shipments was offset by a 37% decrease in the blended average sales price due to changes in product mix. Revenues from power and RF products comprised 4% of our total revenues for fiscal 2008, 2007 and 2006.

Contracts (in thousands, except percentages)

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2008	June 24, 2007	June 25, 2006	2007 to 2008		2006 to 2007
Contracts	$28,389	$29,403	$27,488	$(1,014)	-3%	$1,915	7%
Percent of total revenues	6%	7%	6%

Revenues from contracts were $28.4 million, $29.4 million, and $27.5 million for fiscal 2008, 2007, and 2006, respectively. The fluctuations in contract revenue from year-to-year are generally due to changes in the timing of the initiation of new research contracts, the value of those contracts and timing of the work performed. Revenues from contracts comprised 6%, 7% and 6% of our total revenues for fiscal 2008, 2007 and 2006, respectively.

Gross Margin

Cost of revenue includes materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products. Gross margin in dollars and gross margin percentages were as follows (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2008	June 24, 2007	June 25, 2006	2007 to 2008		2006 to 2007
Products, net	$160,244	$127,593	$193,052	$32,651	26%	$(65,459)	-34%
Percent of total revenues	34%	35%	49%
Contracts, net	5,583	6,395	7,841	(812)	-13%	(1,446)	-18%
Percent of total revenues	20%	22%	29%

Total gross margin	$165,827	$133,988	$200,893	$31,839	24%	$(66,905)	-33%
Percent of total revenues	34%	34%	47%

Total gross margin from continuing operations was 34%, 34% and 47% for fiscal 2008, 2007 and 2006, respectively. Our gross margin percentage remained consistent at 34% of revenues from fiscal 2007 to fiscal 2008. Lower gross margins on sales of LED chips in fiscal 2008 were offset by higher margins on our LED components. Overall declines in blended average selling prices were offset by lower costs per unit.

Gross margin from continuing operations in fiscal 2007 declined 33% to $134.0 million from $200.9 million in fiscal 2006. Our gross margin percentage decreased from 47% to 34% of revenue caused primarily by lower margins on sales of LED chips as average selling prices declined faster than product costs, higher costs related to our new LED component products and lower factory utilization.

Contract gross margins were $5.6 million, $6.4 million and $7.8 million for fiscal 2008, 2007 and 2006, respectively. Gross margin percentage related to contracts will fluctuate year-to-year based upon the mix of active contracts between cost share versus for profit research arrangements, and mix of work actually performed on those contracts in any given year. Gross margin percentage related to contract revenue was 20%, 22% and 29% for fiscal 2008, 2007 and 2006, respectively.

Research and Development

Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2008	June 24, 2007	June 25, 2006	2007 to 2008		2006 to 2007
Research and development	$58,846	$58,836	$54,871	$10	0%	$3,965	7%
Percent of total revenues	12%	15%	13%

Year over year research and development expenses from continuing operations remained consistent in fiscal 2008 at $58.8 million but decreased as a percent of sales from 15% in fiscal 2007 to 12% in fiscal 2008. In fiscal 2007, research and development expenses from continuing operations increased 7% to $58.8 million from $54.9 million in fiscal 2006. We are currently focusing our research and development activities on higher brightness LED chips, new and improved LED components, larger wafer and other production process improvement initiatives, power and RF devices and LED lighting solutions.

Sales, General and Administrative

Sales, general and administrative expenses are composed primarily of costs associated with our sales and marketing personnel and our executive and administrative personnel (for example, legal, finance, information technology and human resources personnel) and consist of (1) salaries and related compensation costs, (2) consulting and other professional services (such as litigation and other outside legal counsel fees, audit and other compliance costs), (3) facilities and insurance costs, and (4) travel and other costs. The following table sets forth our sales, general and administrative expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2008	June 24, 2007	June 25, 2006	2007 to 2008		2006 to 2007
Sales, general and administrative	$76,607	$53,105	$44,760	$23,502	44%	$8,345	19%
Percent of total revenues	16%	13%	11%

Sales, general and administrative expenses, from continuing operations increased 44% in fiscal 2008 to $76.6 million compared to $53.1 million in fiscal 2007. The increase in costs in fiscal 2008 is primarily attributable to (1) the inclusion of a full year of the acquired operations of COTCO in fiscal 2008 as opposed to only one quarter in fiscal 2007 and (2) increased spending on sales and marketing. Additionally, costs increased due to the general expansion of our business, increased employee compensation costs, including costs related to salaries, stock based compensation and higher costs related to certain patent litigation.

In fiscal 2007, sales, general and administrative expenses from continuing operations increased 19% to $53.1 million compared to $44.8 million in fiscal 2006. The increase primarily related to increased costs incurred in connection with patent litigation, increased spending on sales and marketing to support our new product lines and additional expenses related to our acquisitions of INTRINSIC and COTCO.

Amortization of Acquisition Related Intangibles

As a result of our acquisitions, we have recorded various intangible assets including customer relationships and developed technologies. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2008	June 24, 2007	June 25, 2006	2007 to 2008	2006 to 2007
INTRINSIC	$745	$714	$—	$31	$714
COTCO	15,336	3,478	—	11,858	3,478
LLF	1,046	—	—	1,046	—

Total	$17,127	$4,192	$—	$12,935	$4,192

Amortization of acquisition related intangibles from continuing operations was $17.1 million in fiscal 2008 compared to $4.2 million in fiscal 2007. The increase is due primarily to an increase in amortization of intangible assets in fiscal 2008 resulting from our acquisition of COTCO in fiscal 2007. During fiscal 2007, we acquired INTRINSIC and COTCO, resulting in $63.7 million of amortizable intangible assets principally composed of customer relationships and developed technology. In fiscal 2008, we acquired LLF, resulting in an additional $41.2 million of amortizable intangible assets. These intangible assets were principally composed of developed technology, that specifically relates to technologies underlying the development of LED lighting products for the general illumination market.

Loss on Disposal or Impairment of Long-Lived Assets

We operate a capital intensive business. As such, we dispose of a certain level of our equipment in the normal course of business as our production processes change whether due to production improvement initiatives or product mix changes. Due to the risk of technological obsolescence or changes in our production process, we regularly review our equipment for possible impairments in value. The following table sets forth our loss on disposal or impairment of long-lived assets (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2008	June 24, 2007	June 25, 2006	2007 to 2008	2006 to 2007
Loss on disposal or impairment of long-lived assets	$1,206	$1,199	$2,421	$7	$(1,222)

We recorded a net loss of $1.2 million on the disposal of long-lived assets in fiscal 2008 consistent with the net loss recognized in fiscal 2007. The fiscal 2008 loss was composed of losses due to the impairment of certain equipment, the impairment of capitalized patent costs and losses on the disposal of equipment. The decrease in losses in fiscal 2007 from fiscal 2006 was primarily due to a one-time $1.1 million write-off in fiscal 2006 of building improvement and computer software that were no longer being used at our Durham, North Carolina facility.

Gain on Sale of Investments, Net

The following table sets forth our gain on sale of investments, net in dollars (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2008	June 24, 2007	June 25, 2006	2007 to 2008	2006 to 2007
Gain on sale of investments, net	$14,117	$19,233	$587	$(5,116)	$18,646

The gain on sale of investments was $14.1 million in fiscal 2008 compared to a gain of $19.2 million and $0.6 million in fiscal 2007 and fiscal 2006, respectively. These gains principally relate to the sale of our holdings of Color Kinetics Incorporated (Color Kinetics) common stock over the respective three fiscal years. During fiscal 2008, 2007 and 2006, we sold 500,000 shares, 1,295,660 shares, and 63,782 shares of Color Kinetics common stock, respectively. As of June 29, 2008 we have fully liquidated our holdings in Color Kinetics.

Interest Income, Net

We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities, and other fixed interest rate investments. The primary objective of our investments is to preserve principal while maximizing our yields. The following table sets forth our interest income (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2008	June 24, 2007	June 25, 2006	2007 to 2008		2006 to 2007
Interest income, net	$14,527	$14,984	$12,893	$(457)	-3%	$2,091	16%

Net interest income was $14.5 million, $15.0 million and $12.9 million for fiscal 2008, 2007 and 2006, respectively. In fiscal 2008, investment income was largely consistent with fiscal 2007 as higher average investment balances offset declining interest rates earned on our fixed rate securities and cash and cash equivalent holdings. In fiscal 2007, investment income increased 16% to $15.0 million from $12.9 million in fiscal 2006 largely due to higher interest rates received on our fixed rate securities. For a discussion of certain risks related to our investment holdings, see the section entitled “Financial and Market Risks” that is included in this Item 7 as well as the discussion of risks pertaining to our investments included in Item 1A “Risk Factors” of this Annual Report.

Income Tax Expense

The following table sets forth our income tax expense in dollars and our effective tax rate from continuing operations (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2008	June 24, 2007	June 25, 2006	2007 to 2008	2006 to 2007
Income tax expense	$9,237	$918	$32,404	$8,319	$(31,486)
Effective tax rate on continuing operations	23%	2%	29%

We recorded income tax expense of $9.2 million from continuing operations in fiscal 2008 as compared to income tax expense of $0.9 million in fiscal 2007. The change is primarily due to certain discrete tax events in fiscal 2007, including the release of contingent tax reserves, the resolution of Internal Revenue Service audits of our fiscal 2003, 2004 and 2005 federal tax returns and the release of valuation allowances on deferred tax assets related to federal capital loss carryforwards.

Income (Loss) from Discontinued Operations, Net of Tax

As more fully described in Note 4, “Discontinued Operations,” to the accompanying consolidated financial statements, in fiscal 2006, we discontinued the operations of our Cree Microwave subsidiary. The following table sets forth our income (loss) from discontinued operations, net of tax (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2008	June 24, 2007	June 25, 2006	2007 to 2008	2006 to 2007
Income (loss) from discontinued operations, net of tax	$1,627	$7,141	$(3,286)	$(5,514)	$10,427

During fiscal 2008, we recorded after-tax income of $1.6 million from our discontinued operations compared to after-tax income of $7.1 million in fiscal 2007 and a loss of $3.3 million in fiscal 2006. In fiscal 2006 we recorded our estimate of the expected losses from the closure of our Cree Microwave business. In fiscal 2007, the primary driver of the after-tax income was the release of contingent tax reserves relating to our former Cree Microwave business as a result of the completion of Internal Revenue Service audits of fiscal 2003, 2004 and 2005 in the amount of $7.3 million, which was partially offset by continued expenses arising from the Sunnyvale facility operating lease. In fiscal 2008, the income was due primarily to our sale of certain patents associated with our Cree Microwave business that resulted in a net gain of $1.8 million, which was then offset by continued expenses arising from the Sunnyvale facility operating lease.

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, and to make capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable investments and cash generated from operations. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have no debt or lines of credit and have minimal lease commitments. In the near term, we expect to fund our primary cash requirements through cash generated from operations, and cash and cash equivalents on hand.

From time to time, we evaluate strategic opportunities and potential investments in complementary businesses and we anticipate continuing to make such evaluations. We may also issue debt, additional shares of common stock, or use available cash on hand for the acquisition of complementary businesses or other significant assets or for other strategic opportunities.

Contractual Obligations

At June 29, 2008, payments to be made pursuant to significant contractual obligations are as follows (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	6,878	2,428	3,376	956	118
Purchase obligations	44,929	41,059	3,870	—	—
COTCO contingent consideration	60,000	60,000	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$111,807	$103,487	$7,246	$956	$118

Operating leases include rental amounts due on leases of certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through December 2015. All of the lease agreements provide for rental adjustments for increases in base rent (up to specific limits), property taxes and general property maintenance that would be recorded as rent expense, if applicable.

Purchase obligations generally relate to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment. Our purchase obligations represent authorizations to purchase rather than binding agreements.

As the operations acquired through the COTCO acquisition achieved certain defined EBITDA targets for the year ended June 29, 2008, we are contractually obligated to make a payment in the amount of $60.0 million to the former shareholder of COTCO or its designees in fiscal 2009, which we elected to pay in cash. If certain defined EBITDA targets are met by the operations acquired through the COTCO acquisition in fiscal 2009, an additional contingent payment of up to $65.0 million may be due to the former shareholder. This additional contingent payment may be settled in cash or common stock at our option, subject to certain limitations.

As part of the acquisition of LLF, additional consideration of up to $26.4 million may be payable to the former shareholders of LLF if defined product development targets and key employee retention measures are achieved over our next three fiscal years. These product development targets may or may not be met.

Financial Condition

Our liquidity and capital resources depend on our cash flows from operations and our working capital. Our working capital increased to $408.2 million as of June 29, 2008 from $379.7 million at June 24, 2007, primarily due to positive cash flows from operations and cash generated through the exercise of employee stock options. At June 29, 2008, our inventory days on hand, calculated on an annual basis, were 95 as compared to 108 days at June 24, 2007. The decrease in inventory days reflects our efforts to integrate the operations and product lines acquired through our acquisition of COTCO. Accounts receivable days sales outstanding, calculated on an annual basis, were 81 days at June 29, 2008 as compared to 73 days at June 24, 2007. Accounts receivable days increased as we had a greater percentage of our sales fall later in the fourth fiscal quarter in fiscal 2008 as compared to fiscal 2007 and a shift in sales mix to customers who have generally longer payment terms or practices. With our strong working capital position, we believe that we have the ability to continue to invest in further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio or secure key intellectual properties.

The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories, reduced by trade accounts payable, accrued salaries and wages and other current liabilities. We continued to generate positive cash flows from operations in fiscal 2008, 2007 and 2006.

During fiscal 2008, as a result of a strategic change in the use of invested funds, changes in market factors surrounding certain underlying securities and consideration of the current conditions in the capital markets, we determined that we would make our complete portfolio of marketable securities available for current operations. As a result of this determination, investments with amortized cost of $102.6 million were transferred from held-to-maturity to available-for-sale. Investments classified as available-for-sale are required to be carried at fair value, which resulted in a net increase in the carrying value of these investments of $2.3 million with a corresponding increase in accumulated other comprehensive income net of the related tax effects. From this point forward, our investments in marketable securities will be accounted for at fair value with any unrealized gains or losses recognized through accumulated other comprehensive income net of the related tax effects.

As of June 29, 2008, substantially all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at June 29, 2008 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of June 29, 2008.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next twelve months. We have and may continue to use a portion of our available cash and cash equivalents, or funds underlying our marketable securities, to repurchase shares of our common stock. We currently anticipate that we will continue to operate a cash-positive business in fiscal 2009.

Cash Flows

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.

Cash Flows from Operating Activities (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2008	June 24, 2007	June 25, 2006	2007 to 2008		2006 to 2007
Cash provided by operating activities	$102,807	$110,932	$151,530	$(8,125)	-7%	$(40,598)	-27%

Net cash provided by operating activities was $102.8 million, $110.9 million and $151.5 million for fiscal 2008, 2007, and 2006, respectively. Cash provided by operating activities decreased on a year over year basis from fiscal 2007 to fiscal 2008 primarily as a result of lower net income and changes in operating assets and liabilities, such as an increase in accounts and interest receivable as opposed to a decrease in fiscal 2007. Cash provided by operating activities decreased on a year over year basis from fiscal 2006 to fiscal 2007 primarily as a result of lower net income adjusted for a $19.2 million gain on sales of investments and changes in operating assets and liabilities, primarily an increase in inventories.

During fiscal 2008, 2007, and 2006, our cash flows from operations were primarily derived from earnings from operations prior to non-cash expenses such as depreciation and amortization, stock-based compensation, gains realized on the sale of investments and deferred income tax income or expense, and changes in our working capital, which is primarily composed of accounts receivable and inventories, partially offset by changes in current expenses such as accounts payable and accrued expenses.

Cash Flows from Investing Activities (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2008	June 24, 2007	June 25, 2006	2007 to 2008	2006 to 2007
Cash provided by (used in) investing activities	$41,253	$(97,714)	$(161,124)	$138,967	$63,410

Net cash provided by (used in) investing activities was $41.3 million, $(97.7) million and $(161.1) million for fiscal 2008, 2007, and 2006, respectively. Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and purchase of patent and/or license rights. Cash provided by investing activities increased on a year over year basis during fiscal 2008 primarily as a result of increased cash generated from the maturity of our fixed income investments offset by reinvestment amounts, lower capital expenditures and less cash spent on strategic acquisitions.

Cash used in financing activities decreased on a year over year basis from fiscal 2006 to fiscal 2007 primarily as a result of a higher rate of investment in investment securities than maturities. Acquisition related cash outflows were $7.2 million in fiscal 2008, relating to the cash consideration component of our acquisition of LLF, and $123.1 million in fiscal 2007, relating to the cash consideration components of our acquisitions of INTRINSIC and COTCO. See Note 3, “Acquisitions,” to our consolidated financial statements for a further discussion of these acquisitions. Our investment in new property and equipment amounted to $55.7 million, $82.6 million and $77.3 million during fiscal 2008, 2007, and 2006, respectively. Capital expenditures increased in fiscal 2007 and decreased in fiscal 2008 due to spending on major plant initiatives, which increased in fiscal 2007 but then decreased in fiscal 2008.

As the operations acquired through the COTCO acquisition achieved certain defined EBITDA targets for the year ended June 29, 2008, we are contractually obligated to make a payment in the amount of $60.0 million to the former shareholder of COTCO or its designees in fiscal 2009, which we elected to pay in cash. This additional payment is reflected as a current obligation and increase to goodwill in our consolidated financial statements. If certain defined EBITDA targets are met by the operations acquired through the COTCO acquisition in fiscal 2009, an additional contingent payment of up to $65.0 million may be due to the former shareholder. This additional contingent payment may be settled in cash or common stock at our option, subject to certain limitations. If this remaining contingent payment were to occur, it would result in an increase to purchased goodwill.

As part of the acquisition of LLF, additional consideration of up to $26.4 million may be payable to the former shareholders of LLF if defined product development targets and key employee retention measures are achieved over our next three fiscal years. These product development targets may or may not be met but if such contingent payments occur, these will be considered as additional purchase price and result in an increase in goodwill.

We will continue to closely monitor our capital expenditures, while making strategic investments to develop our existing products, pursue strategic initiatives where appropriate and invest in our manufacturing and information technology infrastructure to meet the needs of our business. We target investing no less in capital expenditures in fiscal 2009 than we have on average in recent history.

Cash Flows from Financing Activities (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2008	June 24, 2007	June 25, 2006	2007 to 2008	2006 to 2007
Cash provided by (used in) financing activities	$16,389	$(8,061)	$27,437	$24,450	$(35,498)

Net cash provided by (used in) financing activities was $16.6 million, $(8.1) million and $27.4 million for fiscal 2008, 2007 and 2006, respectively. Our cash flows from financing activities are principally composed of cash proceeds from the issuance of common stock primarily related to employee stock option exercises and employee stock plan purchases offset by cash outflows related to our repurchase of common stock. Cash provided by financing activities increased on a year over year basis from fiscal 2007 to fiscal 2008 primarily as a result of higher net proceeds from the issuance of common stock offset by our spending on the repurchase of common stock. Cash used in financing increased on a year over year basis from fiscal 2006 to fiscal 2007 primarily due to higher spending on the repurchase of common stock than cash proceeds received from the issuance of common stock.

As of June 29, 2008, there remained approximately 4.6 million shares of our common stock approved for repurchase under the repurchase program authorized by our Board of Directors. Since the inception of our stock repurchase program, we have repurchased approximately 9.7 million shares of our common stock. At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

Financial and Market Risks

We are exposed to financial and market risks, including changes in interest rates, currency exchange rates and investment risk. We currently do not use derivative financial instruments to mitigate any of these risks; however, we may choose to do so in the future. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions at June 29, 2008 and June 24, 2007. Actual results may differ materially.

Interest Rates

We maintain an investment portfolio principally composed of high-grade corporate debt, commercial paper, government securities, and other investments at fixed interest rates that vary by security. In order to minimize risk, we only acquire investments rated “A” grade or better in accordance with our cash management policy. At June 29, 2008, we had $109.4 million invested in these securities, compared to $200.4 million at June 24, 2007. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported in our consolidated balance sheets. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $11.0 million at June 29, 2008 and $20.0 million at June 24, 2007.

Currency Exchange Rates

As we operate internationally and have transactions denominated in foreign currencies, we are exposed to currency exchange rate risks. Additionally, certain of our foreign subsidiaries operate with a functional currency other than the U.S. Dollar, our reporting currency. This requires that results of these foreign operations be translated at average exchange rates into U.S. Dollars for financial reporting purposes. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Our primary exposures relate to the exchange rates between the U.S. Dollar, the Chinese Renminbi and Hong Kong Dollar.

Investment Risk

We have made and may make future investments in public or privately-held companies having operations or technologies in areas within our strategic focus. These investments may be marketable in the case of investments in the common stock of other publicly traded companies or potentially non-marketable in certain instances with investments in privately-held companies. Whether marketable or non-marketable, investments can be inherently risky as markets for the technologies or products of these companies may be in the early stages of development and may never materialize.

As of June 24, 2007, we held a long-term investment in the equity securities of Color Kinetics, which was treated for accounting purposes as an investment in available-for-sale securities. As such, this investment was carried at fair market value based upon the quoted market price of the stock, with any net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity. During 2008, we fully liquidated our investments in the common stock of Color Kinetics. We received proceeds of $17.0 million and recognized a pre-tax gain of $14.1 million from the sale during the period.

As of June 29, 2008, we have no significant investments in individual public or privately-held companies.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 29, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of June 29, 2008 are detailed above in “Liquidity and Capital Resources” in the section entitled “Contractual Obligations.”

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (US GAAP). In the application of US GAAP we are required to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in our Consolidated Financial Statements. In many instances, we could have reasonably used different accounting estimates. In other instances, changes in the accounting estimates from period to period are reasonably likely to occur. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations may be affected.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounting for stock-based compensation, recoverability of long-lived assets, deferred tax asset valuation allowances, tax contingencies, valuation of inventories, contingent liabilities, and accruals for other liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with US GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require a high degree of management judgment in its application, while in other cases, management's judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions.

Our significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the consolidated financial statements included in Item 8 of this Annual Report. We believe that the following are our most critical accounting policies and estimates, each of which is critical to the portrayal of our financial condition and results of operations and requires our most difficult, subjective and complex judgments. Our management has reviewed our critical accounting policies and the related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition

We provide our customers with limited rights of return for non-conforming shipments and product warranty claims. In addition, certain of our sales arrangements provide for limited product exchanges and the potential for reimbursement of certain sales costs. As a result, we record an allowance, which is recorded as a reduction of product revenue in the consolidated statements of income and as a reduction to accounts receivable in the consolidated balance sheets.

We estimate our allowance in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists” (SFAS 48). Specifically, we

review historical sales returns and other relevant data and match returns or other credits to the quarter when the sales were originally recorded. Based on historical return percentages and other relevant factors, we estimate our potential future exposure on recorded product sales. The allowance for sales returns at June 29, 2008 and June 24, 2007 was $5.9 million and $4.6 million, respectively.

In accordance with SFAS 48, we also record an asset for the estimated value of these product returns that we believe will be returned to inventory and resold. As of June 29, 2008 and June 24, 2007, we estimated the cost of future product returns at $2.8 million and $1.3 million, respectively.

Accounting for Stock-Based Compensation

We account for awards of stock-based compensation under our employee stock-based compensation plans using the fair value method as prescribed by SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Accordingly, we estimate the grant date fair value of our stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of our stock option awards we currently use the Black-Scholes option-pricing model. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our then current stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Due to the inherent limitations of option-valuation models available today, including future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in our financial statements. For restricted stock awards, grant date fair value is based upon the market price of our common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.

SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Our determination of an estimated forfeiture rate is primarily based upon a review of historical experience but may also include consideration of other facts and circumstances we believe are indicative of future activity. The assessment of an estimated forfeiture rate will not alter the total compensation expense to be recognized, only the timing of this recognition as compensation expense is adjusted to reflect instruments that actually vest.

If actual results are not consistent with our assumptions and judgments used in estimating key assumptions, we may be required to adjust compensation expense, which could be material to our results of operations.

Recoverability of Long-Lived Assets

Our assessment of the recoverability of long-lived assets involves significant judgment and estimation. Factors that may require estimates when performing recoverability and impairment tests include, among others, the economic life of the asset, sales volumes, prices, cost of capital, tax rates and capital spending. These factors are often interdependent and therefore do not change in isolation. We may also use internal discounted cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value.

We test goodwill for impairment at least annually and more frequently upon the occurrence of certain events that may indicate potential impairment. Testing is performed at a reporting unit level using a two-step process. The first step compares the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, no impairment is recorded. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment analysis is performed. The second step is used to measure the amount of the impairment loss and compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount exceeds the implied fair value of the goodwill, an impairment loss is recognized for the excess. However, it should be noted that the loss recognized shall not be in excess of the carrying amount. Once a goodwill impairment loss is recognized, the adjusted carrying value shall be its new accounting basis.

We evaluate certain other long-lived assets such as property, equipment and definite lived intangible assets (such as patents) for impairment whenever events or circumstances indicate that the carrying value of the assets recorded in our financial statements may not be recoverable. If impairment is indicated, we first determine if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset being evaluated. If so, an impairment loss is measured and recorded for the amount by which the carrying amount of the long-lived asset being tested exceeds its fair value. We may use a variety of methods to determine the fair value of assets in these cases, including cash flow analyses and appraisals.

If future results are not consistent with our current assumptions and judgments used in estimating future cash flows and asset fair values, we may be required to record additional impairment losses that could be material to our results of operations. We do not restore a previously recognized impairment loss if the asset’s carrying value decreases below its estimated fair value. We recorded $1.2 million, $1.3 million and $1.7 million of long-lived asset impairment charges during the fiscal years ended June 29, 2008, June 24, 2007 and June 25, 2006, respectively.

Deferred Tax Asset Valuation Allowances

We have established a valuation allowance for capital loss carryforwards where we believe that it is more likely than not that the tax benefits of the items will not be realized due to insufficient availability of capital gains in the carryforward period. In addition, we have established a valuation allowance related to state income tax credits recorded on the financial statements during the year for which we believe we will have insufficient state taxable income in the carryforward period to utilize the losses. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors, including historical and projected future taxable income and prudent and feasible tax planning strategies. When we establish or increase a valuation allowance, our income tax expense increases in the period such determination is made. If we decrease a valuation allowance, our income tax expense decreases in the period such determination is made.

Tax Contingencies

We are subject to periodic audits of our income tax returns by federal, state and local agencies. The audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” we evaluate the exposures associated with our various tax filing positions. FIN 48 states that a tax benefit should not be recognized for financial statement purposes for an uncertain tax filing position where it is not more likely than not (likelihood of greater than 50%) to be sustained by the taxing authorities based on the technical merits of the position.

In accordance with the provisions of FIN 48, we have recorded unrecognized tax benefits (as a reduction to the deferred tax asset or as an increase to the FIN 48 liability account included in other liabilities) to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not” to be sustained, (2) the tax position is “more likely than not” to be sustained, but for a lesser amount, or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these unrecognized tax benefits, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.

A number of years may elapse before a particular matter for which we have established an unrecognized tax benefit is audited and fully resolved. To the extent we prevail in matters for which we have recorded an unrecognized benefit or are required to pay amounts in excess of what we have recorded, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement might require use of our cash and/or result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.

Inventories

We write down our inventory for estimated obsolescence equal to the difference between the cost of inventory and its estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence), and assumptions about future demand. In particular, we fully reserve for all inventory greater than 12 months old, unless there is an identified need for the inventory.

We also analyze sales levels by product type, including historical and future estimated customer demand for those products to determine if any additional reserves are appropriate. For example, we take reserve for items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. If our estimates regarding customer demand are inaccurate, or market conditions and technology change in ways that are less favorable than those projected by management, we may be required to take additional inventory write-downs, which could have an adverse effect on our consolidated financial results.

Contingent Liabilities

We provide for contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). In accordance with SFAS 5, a loss contingency is charged to income when (1) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (2) the amount of the loss can be reasonably estimated.

Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by SFAS 5, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying consolidated financial statements. In determining the probability of an unfavorable outcome of a particular contingent liability and whether such liability is reasonably estimable, we consider the individual facts and circumstances related to the liability, opinions of legal counsel and recent legal rulings by the appropriate regulatory bodies, among other factors. As additional information becomes available, we reassesses the potential liability related to our pending claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See also a discussion of specific contingencies in Note 12, “Commitments and Contingencies,” to our consolidated financial statements in Item 8 of this Annual Report.

Accruals for Other Liabilities

We make estimates for the amount of costs that have been incurred but not yet billed for our self-funded medical insurance and general services, including legal fees, accounting fees and other expenses.

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

Recent Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements in Item 8 of this Annual Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See the section entitled “Financial and Market Risks” included in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cree, Inc.

We have audited the accompanying consolidated balance sheets of Cree, Inc. as of June 29, 2008 and June 24, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 29, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cree, Inc. at June 29, 2008 and June 24, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the financial statements, in 2008, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standard No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cree, Inc.’s internal control over financial reporting as of June 29, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 18, 2008 expressed an unqualified opinion thereon.

Raleigh, North Carolina

August 18, 2008

CREE, INC.

CONSOLIDATED BALANCE SHEETS

	June 29, 2008	June 24, 2007
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$261,633	$93,881
Short-term investments:	50,795	148,774

Total cash, cash equivalents, and short-term investments	312,428	242,655
Accounts receivable, net	110,376	79,668
Income tax receivable	9,825	7,947
Inventories, net	80,161	71,068
Deferred income taxes	4,578	23,573
Prepaid expenses and other current assets	12,900	8,920
Assets of discontinued operations	2,600	301

Total current assets	532,868	434,132
Property and equipment, net	348,013	372,345
Long-term investments	58,604	68,363
Intangible assets, net	126,037	96,138
Goodwill	244,003	141,777
Deferred income taxes	—	1,227
Other assets	3,882	2,248

Total assets	$1,313,407	$1,116,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$37,402	$32,940
Accrued salaries and wages	13,471	10,241
Income taxes payable	5,314	4,504
Deferred income taxes	—	844
Other current liabilities	7,938	5,415
Consideration payable related to COTCO acquisition	60,000	—
Liabilities of discontinued operations	550	505

Total current liabilities	124,675	54,449
Long-term liabilities:
Deferred income taxes	38,048	38,758
Other long-term liabilities	4,199	5,921
Long-term liabilities of discontinued operations	745	1,103

Total long-term liabilities	42,992	45,782
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 29, 2008 and June 24, 2007; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 29, 2008 and June 24, 2007; 88,088 and 84,675 shares issued and outstanding at June 29, 2008 and June 24, 2007, respectively	110	106
Additional paid-in-capital	811,015	713,778
Accumulated other comprehensive income, net of taxes	8,923	9,826
Retained earnings	325,692	292,289

Total shareholders’ equity	1,145,740	1,015,999

Total liabilities and shareholders’ equity	$1,313,407	$1,116,230

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended
	June 29, 2008	June 24, 2007	June 25, 2006
	(Thousands, except per share data)
Revenue:
Product revenue, net	$464,907	$364,718	$395,464
Contract revenue, net	28,389	29,403	27,488

Total revenue	493,296	394,121	422,952
Cost of revenue:
Product revenue, net	304,663	237,125	202,412
Contract revenue, net	22,806	23,008	19,647

Total cost of revenue	327,469	260,133	222,059
Gross margin	165,827	133,988	200,893
Operating expenses:
Research and development	58,846	58,836	54,871
Sales, general and administrative	76,607	53,105	44,760
Amortization of acquisition related intangibles	17,127	4,192	—
Loss on disposal or impairment of long-lived assets	1,206	1,199	2,421

Total operating expenses	153,786	117,332	102,052
Income from operations	12,041	16,656	98,841
Non-operating income:
Gain on sale of investments, net	14,117	19,233	587
Other non-operating income	364	238	42
Interest income, net	14,527	14,984	12,893

Income from continuing operations before income taxes	41,049	51,111	112,363
Income tax expense	9,237	918	32,404

Income from continuing operations	31,812	50,193	79,959
Income (loss) from discontinued operations, net of related income taxes	1,627	7,141	(3,286)

Net income	$33,439	$57,334	$76,673

Earnings (loss) per share:
Basic:
Income from continuing operations	$0.37	$0.64	$1.05

Income (loss) from discontinued operations	$0.02	$0.09	$(0.04)

Net income	$0.39	$0.73	$1.01

Diluted:
Income from continuing operations	$0.36	$0.63	$1.02

Income (loss) from discontinued operations	$0.02	$0.09	$(0.04)

Net income	$0.38	$0.72	$0.98

Shares used in per share calculation:
Basic	86,366	78,560	76,270

Diluted	88,077	79,496	78,207

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 29, 2008	June 24, 2007	June 25, 2006
	(Thousands)
Cash flows from operating activities:
Net income	$33,439	$57,334	$76,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,280	84,669	74,358
In process research and development	—	950	—
Stock-based compensation	15,985	11,720	13,108
Excess tax benefit from share-based payment arrangements	(5,467)	(749)	—
Impairment of inventory or (gain)/loss on disposal or impairment of long-lived assets	(1,569)	1,193	5,607
Provision for doubtful accounts	1,339	484	198
Gain on sale of investment in securities	(14,117)	(19,233)	(587)
Amortization of premium/discount on investments	(1,153)	(758)	1,018
Deferred income taxes	825	(2,425)	2,833
Changes in operating assets and liabilities:
Accounts and interest receivable	(31,046)	10,704	(35,317)
Inventories	(9,253)	(14,627)	1,872
Prepaid expenses and other current assets	(7,241)	1,489	8,107
Accounts payable, trade	2,410	(2,186)	827
Accrued expenses and other liabilities	19,375	(17,633)	2,833

Net cash provided by operating activities	102,807	110,932	151,530

Cash flows from investing activities:
Purchase of property and equipment	(55,741)	(82,604)	(77,260)
Purchase of INTRINSIC Semiconductor Corporation, net of cash acquired	—	(43,850)	(327)
Purchase of COTCO Luminant Device Ltd., net of cash acquired	—	(79,289)	—
Purchase of LED Lighting Fixtures, Inc., net of cash acquired	(7,180)	—	—
Purchase of investments	(413,735)	(167,608)	(212,170)
Proceeds from maturities of investments	507,091	254,840	128,664
Proceeds from sale of property and equipment	1,465	550	1,163
Proceeds from sale of available-for-sale investments	17,000	26,646	2,928
Purchase of patent and licensing rights	(7,647)	(6,399)	(4,122)

Net cash provided by (used in) investing activities	41,253	(97,714)	(161,124)

Cash flows from financing activities:
Net proceeds from issuance of common stock	62,243	10,570	27,437
Excess tax benefit from share-based payment arrangements	5,467	749	—
Repayments of capital lease obligations	—	(638)	—
Repurchase of common stock	(51,321)	(18,742)	—

Net cash (used in) provided by financing activities	16,389	(8,061)	27,437

Effects of foreign exchange changes on cash and cash equivalents	7,303	(44)	—

Net increase (decrease) in cash and cash equivalents	167,752	5,113	17,843
Cash and cash equivalents:
Beginning of period	$93,881	$88,768	$70,925
End of period	$261,633	$93,881	$88,768

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,202	$12,000	$22,538

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Share- holders’ Equity
	(Thousands)

Balance at June 26, 2005	75,568	$94	$548,342	$158,282	$6,200	$712,918
Exercise of stock options and issuance of shares for cash	1,659	2	27,435	—	—	27,437
Stock-based compensation	—	—	13,512	—	—	13,512
Reversal of income tax benefit from the exercise of previously issued stock options, net	—	—	(8,485)	—	—	(8,485)
Net income	—	—	—	76,673	—	76,673
Unrealized gain on marketable securities, net of tax of $3,102	—	—	—	—	5,798	5,798
Reclassification of realized gain on sale of Color Kinetics’ stock, net of tax of $157	—	—	—	—	(240)	(240)

Comprehensive income	—	—	—	—	—	82,231

Balance at June 25, 2006	77,227	96	580,804	234,955	11,758	827,613
Exercise of stock options and issuance of shares for cash	869	1	10,569	—	—	10,570
Stock-based compensation	—	—	11,826	—	—	11,826
Income tax benefits from stock option exercises	—	—	1,531	—	—	1,531
Repurchase of common stock	(1,067)	(1)	(18,714)	—	—	(18,715)
Purchase and retirement of restricted stock awards	41	—	(27)	—	—	(27)
Assumption of stock options in connection with the acquisition of INTRINSIC Semiconductor Corporation	—	—	2,163	—	—	2,163
Reversal of income tax benefit from the amendment of the Company’s prior year income tax returns	—	—	(1,308)	—	—	(1,308)
Acquisition of COTCO Luminant Device Limited	7,605	10	126,934	—	—	126,944
Net income	—	—	—	57,334	—	57,334
Currency translation gain	—	—	—	—	1,163	1,163
Unrealized gain on marketable securities, net of tax of $3,219	—	—	—	—	5,386	5,386
Reclassification of realized gain on sale of Color Kinetics’ stock, net of tax of $5,024	—	—	—	—	(8,481)	(8,481)

Comprehensive income	—	—	—	—	—	55,402

Balance at June 24, 2007	84,675	$106	$713,778	$292,289	$9,826	$1,015,999
Exercise of stock options and issuance of shares for cash	3,387	4	62,239	—	—	62,243
Stock-based compensation		—	16,334	—	—	16,334
Income tax benefits from stock option exercises	—	—	6,669	—	—	6,669
Issuance of restricted stock, net	151	—	—	—	—	—
Repurchase of common stock	(1,977)	(2)	(51,319)	—	—	(51,321)
Acquisition of LED Lighting Fixtures, Inc.	1,852	2	58,828	—	—	58,830
Assumption of stock options in connection with acquisition of LED Lighting Fixtures, Inc.	—	—	4,486	—	—	4,486
Net income	—	—	—	33,439	—	33,439
Currency translation gain	—	—	—	—	7,029	7,029
Cumulative effect of change in accounting principle	—	—	—	(36)	—	(36)
Unrealized gain on available-for-sale securities, net of tax of $436	—	—	—	—	731	731
Reclassification of realized gain on sale of Color Kinetics stock, net of tax of $5,000	—	—	—	—	(8,663)	(8,663)

Comprehensive income	—	—	—	—	—	32,500

Balance at June 29, 2008	88,088	$110	$811,015	$325,692	$8,923	$1,145,740

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business

Cree, Inc. (collectively with its subsidiaries, the “Company”), a North Carolina corporation established in 1987, develops and manufactures semiconductor materials and devices primarily based on silicon carbide (“SiC”), gallium nitride (“GaN”) and related compounds. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (“GaAs”), sapphire and other materials used for certain electronic applications. The Company currently focuses its expertise in SiC and GaN on light emitting diode (“LED”) products, which consist of LED chips, LED components and LED lighting solutions. The Company also develops power and radio frequency (“RF”) products, including power switching and RF devices. The Company has products commercially available in each of these categories.

The Company derives the majority of its revenue from sales of its LED products. The Company also generates revenue from sales of SiC and GaN materials, including gemstone materials, and the Company earns revenue under government contracts that support some of its research and development programs to the extent the contract funding exceeds its direct cost of performing those activities.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2008 fiscal year extended from June 25, 2007 to June 29, 2008 and was a 53-week fiscal year. The Company’s 2007 fiscal year extended from June 26, 2006 through June 24, 2007 and was a 52-week fiscal year. The Company’s 2006 fiscal year extended from June 27, 2005 through June 25, 2006 and was a 52-week fiscal year. The Company’s 2009 fiscal year will extend from June 30, 2008 to June 28, 2009 and will be a 52-week fiscal year.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, provision for inventory obsolescence, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, product warranty obligations, employee stock options, and contingencies and litigation, among others. The Company generally bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ from those estimates.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), with respect to required disclosures regarding reportable segments. SFAS 131 requires segmentation based on an entity’s internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the “management approach.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined that it currently operates as one reportable segment.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts and highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are carried at cost, which approximates fair value. The Company holds cash and cash equivalents at several major financial institutions, which often exceed insurance limits set by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not historically experienced any losses due to such concentration of credit risk.

Investments

Investments are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This statement requires certain securities to be classified into three categories:

•	Held-to-Maturity—Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

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

The Company reassesses the appropriateness of the classification (i.e. held-to-maturity, trading securities, or available-for-sale) of its investments at the end of each reporting period. During fiscal 2008, the Company determined that its marketable securities previously classified as held-to-maturity should be reclassified to available-for-sale. This was based upon management’s determination that it no longer had the positive intent to hold the securities to maturity, as the underlying cash invested in these securities would be made available for operations. As a result of this determination, investments with amortized cost of approximately $102.6 million were transferred to available-for-sale. These investments are required to be carried at fair value, which resulted in a net increase in the carrying value of these investments of $2.3 million with a corresponding increase in accumulated other comprehensive income net of the related tax effect.

When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline is other-than-temporary. Among other things, the Company considers the duration and extent of the decline and economic factors influencing the markets. To date, the Company has had no such other-than-temporary declines below cost basis. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses on our investments are

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reported in other income and expense. Investments in marketable securities with maturities beyond one year may be classified as short term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

Inventories

Inventories are valued at the lower of cost or market value, with cost being determined on the first-in, first-out (“FIFO”) method for both work-in-process and finished goods and average cost being used for raw materials.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the assets’ estimated useful lives. Leasehold improvements are amortized over the lesser of the asset life or the life of the related lease. In general, the useful lives are as follows:

Manufacturing equipment	5 to 15 years
Buildings and building improvements	5 to 40 years
Furniture and office equipment	3 to 5 years
Leasehold improvements	Shorter of estimated useful life or lease term

Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in operations.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues and are recognized as a period expense during the period in which they are incurred.

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

Intangible Assets and Goodwill

The Company accounts for its business combinations in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”) and the related acquired intangible assets and goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 specifies the accounting for business combinations and the criteria for recognizing and reporting intangible assets apart from goodwill.

The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Valuation of intangible assets and in-process research and development entails significant estimates and assumptions

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful lives. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from one to ten years. SFAS 142 also requires that goodwill not be amortized but instead be tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events (see “Impairment of Long-Lived Assets” below).

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reviews long-lived assets such as property, equipment, and definite lived intangible assets such as patents for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable. In making these determinations, the Company uses certain assumptions, including but not limited to (1) estimations of the fair market value of the assets, and (2) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated salvage values. For the fiscal years ended June 29, 2008, June 24, 2007 and June 25, 2006, impairment charges of approximately $0.7 million, $1.0 million and $1.7 million, respectively, were recorded on long-lived assets included in property and equipment in the consolidated balance sheets.

The Company also reviews its capitalized patent portfolio and records impairment charges when circumstances warrant, such as when patents have been abandoned or are no longer being pursued. For the fiscal years ended June 29, 2008 and June 24, 2007, the Company recorded $0.5 million and $0.3 million, respectively, in impairment charges related to its patent portfolio. For the fiscal year ended June 25, 2006, the Company recorded no significant impairments of patents relating to its continuing operations.

The Company tests goodwill for impairment in accordance with SFAS 142. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Goodwill is tested for impairment annually on April 1 using a two-step process. First, the Company determines if the carrying amount of any of its reporting units exceeds its fair value (determined using the discounted cash flows or market multiples based on revenues), which would indicate a potential impairment of goodwill associated with that reporting unit. If the Company determines that a potential impairment of goodwill exists, it then compares the implied fair value of the goodwill associated with the respective reporting unit, to its carrying amount to determine if there is an impairment loss. The Company recorded no impairments of goodwill for the fiscal years ended June 29, 2008, June 24, 2007 or June 25, 2006.

Contingent Liabilities

The Company has a number of unresolved legal matters, as discussed further in Note 12. The Company provides for contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). In accordance with SFAS 5, a loss contingency is charged to income when (1) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (2) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred. The Company expenses all legal costs incurred to resolve regulatory, legal and tax matters as incurred. In cases where its insurance carrier has agreed to reimburse the Company for legal costs, including any accrued losses, the Company records a receivable in its consolidated financial statements for any such amounts, which are included in prepaid expenses and other current assets.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order is received from the customer, the price is fixed, title of the goods has transferred and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment unless otherwise agreed in the applicable sales terms. The majority of the Company’s products have shipping terms under which the Company fulfills the obligation to deliver when the goods are delivered to the carrier at the Company’s shipping dock. This means that the buyer bears all risk of subsequent loss or damage to the goods. If inventory is maintained at a consigned location, revenue is recognized when the Company’s customer pulls product for its use and the title of the goods is transferred to the customer.

The Company provides its customers with limited rights of return for non-conforming shipments and product warranty claims. In addition, certain of the Company’s sales arrangements provide for limited product exchanges and the potential for reimbursement of certain sales costs. Specifically, the Company reviews historical sales returns and other relevant data and matches returns or other credits to the quarter when the sales were originally recorded. Based on historical return percentages and other relevant factors, the Company estimates its potential future exposure on recorded product sales. As a result, the Company records an allowance, which is recorded as a reduction of product revenue in the consolidated statements of income and as a reduction to accounts receivable in the consolidated balance sheets. The Company also records an asset for the estimated value of these product returns it believes will be returned to inventory and resold.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

For product sales, the Company typically invoices its customers at shipment for the sales order value of products shipped. For contract revenue, invoicing occurs based upon the terms of the specific research contract, typically one month in arrears for services rendered and any other allowable direct costs. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company does not have any off-balance sheet credit exposure related to any of its customers.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and its historical experience.

Advertising

The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in selling, general and administrative expenses and amounted to approximately $1.9 million, $2.0 million and $1.6 million for the years ended June 29, 2008, June 24, 2007 and June 25, 2006, respectively.

Research and Development

Research and development activities are expensed as incurred. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding as an offset of those expenses.

Earnings Per Share

The Company determines earnings per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method, unless the effect of such increases would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Accounting for Stock-Based Compensation

The Company applies the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). As a result the Company recognizes compensation expense in its consolidated financial statements for all share- based payments granted based on the fair value on the date of grant. Compensation expense is then recognized over the awards’ respective vesting periods.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts and interest receivable, accounts payable and other liabilities approximate fair values at June 29, 2008 and June 24, 2007 due to the short-term nature of these instruments.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes provided under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating and capital loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, valuation allowances are established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

Recent Accounting Pronouncements

Accounting for Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). This new standard represents the outcome of the FASB’s joint project with the International Accounting Standards Board and is intended to improve, simplify and converge internationally the accounting for business combinations in consolidated financial statements.

SFAS 141R replaces SFAS 141, however, it retains the fundamental requirements of the former standard that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective beginning in the Company’s fiscal 2010. SFAS 141R will be applied to business combinations that are consummated beginning in fiscal 2010.

Fair Value Measurements and the Fair Value Option for Financial Assets and Liabilities

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require or permit

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. SFAS 157 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1 and FSP FAS 157-2. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP FAS 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 will be effective beginning in the Company’s first quarter of fiscal 2009 upon adoption of SFAS 157 and FSP FAS 157-2 is effective immediately. The Company continues to evaluate SFAS 157, which will become effective beginning in its first quarter of fiscal 2009, and has not yet determined whether it will result in a change to its fair value measurements.

Derivative Instrument and Hedging Disclosures

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective beginning in the Company’s second quarter of fiscal 2009. The Company does not believe that SFAS 161 will have a material impact on its consolidated financial statements.

Nonrefundable Advance Payments for Use in Future Research and Development Activities

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting research and development activities to be recorded as an asset and recognized as an expense when the research and development activities are performed. EITF 07-3 will be applied prospectively to new contractual arrangements entered into beginning in fiscal 2009. The Company does not believe that EITF 07-3 will have a material impact on its consolidated financial statements.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The Company does not expect the adoption of SFAS 162 to have any impact on its consolidated financial statements. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Acquisitions

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

Acquisition of LED Lighting Fixtures, Inc.

On February 29, 2008 the Company acquired LED Lighting Fixtures, Inc. (now Cree LED Lighting Solutions, Inc.) (“LLF”) through a wholly owned subsidiary. The Company acquired all of the outstanding share capital of LLF in exchange for total upfront consideration of $80.8 million, consisting of (1) $16.5 million in cash, (2) approximately 1.9 million shares of the Company’s common stock valued at $58.8 million, (3) the assumption of fully vested LLF employee stock options valued at $4.5 million, and (4) transaction costs of $1.0 million consisting primarily of professional fees incurred relating to attorneys, accountants and valuation advisors. Additional consideration of up to $26.4 million may be payable to the former shareholders of LLF if defined product development targets and key employee retention measures are achieved over the next three calendar years. If such contingent payments occur, these will be considered as additional purchase price and result in an increase in goodwill.

The total purchase price for this acquisition is as follows (in thousands):

Cash consideration paid to LLF stockholders	$16,450
Fair value of common stock issued by the Company	58,830
Fair value of vested LLF stock options assumed by the Company	4,486
Direct transaction fees and expenses	1,042

Total purchase price	$80,808

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price for this acquisition has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$10,312
Accounts receivable	982
Inventories	1,603
Deferred tax assets	2,573
Property and equipment	596
Other assets	1,093

Total tangible assets	$17,159

Intangible assets:
Customer relationships	$1,300
Non-compete agreements	440
Developed technology	39,500
Goodwill	39,450

Total intangible assets	$80,690

Liabilities assumed:
Accounts payable	$1,525
Accrued expenses	770
Deferred tax liability	14,746

Total liabilities assumed	$17,041

Net assets acquired	$80,808

The identifiable assets acquired as a result of the acquisition will be amortized over their respective estimated useful lives as follows (in thousands, except for years):

	Asset Amount	Estimated Life in Years
Customer relationships	$1,300	8
Non-compete agreements	440	3
Developed technology	39,500	14

	$41,240

The goodwill associated with the acquisition of LLF is not deductible for tax purposes.

The assets, liabilities, and operating results of LLF have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma information giving effect to this acquisition has not been presented because the pro forma information would not differ materially from the Company’s historical results.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of COTCO Luminant Device Limited

On March 30, 2007, the Company acquired COTCO Luminant Device Limited, a Hong Kong company (now Cree Hong Kong Limited) (“COTCO”), from COTCO Holdings Limited, a Hong Kong company (now United Luminous International (Holdings) Limited) (“Holdings”). The Company acquired all of the outstanding share capital of COTCO in exchange for consideration consisting of approximately 7.6 million shares of the Company’s common stock and $77.3 million cash. Additional consideration of up to $125.0 million may be payable to Holdings or its designees in the event COTCO achieves specific EBITDA targets over the Company’s two full fiscal years following the acquisition. The Company may elect to pay the additional consideration in cash, shares of the Company’s common stock or a combination of cash and stock, so long as the total number of shares of the Company’s common stock issued to Holdings relating to the transaction is less than 9.99% of the Company’s then outstanding common stock.

As of June 29, 2008, $60.0 million of this additional consideration was payable to Holdings or its designee, as COTCO reached the required EBITDA target for fiscal 2008. As the operations acquired through the COTCO acquisition achieved certain defined EBITDA targets for the year ended June 29, 2008, the Company will make a cash payment in the amount of $60.0 million to the former shareholder of COTCO in fiscal 2009. This additional payment is reflected as a current obligation and an increase to goodwill in the Company’s consolidated financial statements. If certain defined EBITDA targets are met by the operations acquired through the COTCO acquisition in fiscal 2009, an additional contingent payment of up to $65.0 million may be due to the former shareholder. This additional contingent payment may be settled in cash or common stock at the Company’s option, subject to certain limitations. If this remaining contingent payment were to occur, it would result in an increase to purchased goodwill.

The total purchase price for this acquisition is as follows (in thousands):

Cash consideration paid to COTCO shareholder	$77,334
Consideration payable to COTCO shareholder	60,000
Fair value of common stock issued by the Company	126,944
Direct transaction fees and expenses	3,065

Total purchase price	$267,343

The purchase price for this acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$1,110
Accounts receivable	20,376
Inventories	22,916
Other current assets	54
Property and equipment	24,066

Total tangible assets	$68,522

Intangible assets:
Customer relationships	$51,000
Trade names and license agreements	150
Developed technology	7,220
In-process research and development charge	950
Goodwill	168,250

Total intangible assets	$227,570

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liabilities assumed:
Accounts payable	$10,870
Accrued expenses	5,576
Deferred tax liability	12,303

Total liabilities assumed	$28,749

Net assets acquired	$267,343

The identifiable assets acquired as a result of the acquisition will be amortized over their respective estimated useful lives as follows (in thousands, except for years):

	Asset Amount	Estimated Life in Years
Customer relationships	$51,000	8
Trade names and licensing agreements	150	1
Developed technology	7,220	7

	$58,370

The estimated fair value of in-process research and development was recorded immediately as an expense in fiscal 2007 and was reflected in research and development expenses in the consolidated statement of income. This represented the estimated fair value of certain acquired technologies under development that had not yet reached technological feasibility and had no alternative future use.

The goodwill associated with the acquisition of COTCO is not deductible for tax purposes.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the COTCO transaction occurred at the beginning of the fiscal year for each of the periods presented (in thousands, except per share data):

	Fiscal Years Ended
	June 24, 2007	June 25, 2006
Revenue	$449,899	$468,492
Income from continuing operations	$57,689	$78,683
Net income	$66,579	$76,112
Earnings per share, basic	$0.85	$0.91
Earnings per share, diluted	$0.84	$0.89

Acquisition of INTRINSIC Semiconductor Corporation

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a restructuring plan for the integration of INTRINSIC. During the third quarter of fiscal 2007, the Company completed its assessment of the Dulles, Virginia facility and ceased business operations at the location. Employees and certain machinery and equipment were relocated to the Durham, North Carolina operations.

The total purchase price for this acquisition is as follows (in thousands):

Cash consideration paid to INTRINSIC stockholders	$43,330
Fair value of vested INTRINSIC stock options assumed by the Company	2,163
Direct transaction fees and expenses	646

Total purchase price	$46,139

The purchase price for this acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$126
Accounts receivable	430
Inventories	876
Other current assets	145
Deferred tax assets, net	740
Property and equipment	2,343

Total tangible assets	$4,660

Intangible assets:
Customer relationships	$320
Developed technology	4,990
Patents, net	3,014
Goodwill	36,303

Total intangible assets	$44,627

Liabilities assumed:
Accounts payable	$467
Accrued expenses	1,261
Other liabilities	139
Capital lease obligations	1,281

Total liabilities assumed	$3,148

Net assets acquired	$46,139

The identifiable assets acquired as a result of the acquisition will be amortized over their respective estimated useful lives as follows (in thousands, except for years):

	Asset Amount	Estimated Life in Years
Customer relationships	$320	10
Developed technology	4,990	7
Patents	3,014	17

	$8,324

The goodwill associated with the acquisition of INTRINSIC is not deductible for tax purposes.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets, liabilities, and operating results of INTRINSIC have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma information giving effect to this acquisition has not been presented because the pro forma information would not differ materially from the Company’s historical results.

Note 4—Discontinued Operations

During fiscal 2006, the Company discontinued the operations of its silicon-based radio frequency (“RF”) and microwave semiconductor business conducted by its Cree Microwave subsidiary. In accordance with SFAS 144, the Company reported the operating results for the Cree Microwave silicon-based RF and microwave business for the years ended June 29, 2008, June 24, 2007 and June 25, 2006, and the related assets and liabilities on the consolidated balance sheets at June 29, 2008 and June 24, 2007 as a discontinued operation.

In fiscal 2008, the Company recorded an after-tax gain of $1.8 million related to the sale of certain patents associated with its Cree Microwave subsidiary. In fiscal 2007, the Company, due to the release of certain contingent tax reserves relating to its Cree Microwave subsidiary, recorded income of $7.3 million. During fiscal 2006, the Company recorded a $0.7 million inventory impairment charge, a $0.6 million severance expense charge, a $0.3 million facility decommission charge, a $0.1 million charge for the net impairment of property, equipment and patents, and a charge of $3.6 million for the estimated remaining lease obligation for the Sunnyvale, California facility.

The Company remains liable for the operating lease expenses of the Sunnyvale facility through November 2011. However, in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company determined that the operations of the Sunnyvale facility had ceased and no longer provided economic benefit and as a result recorded a liability for the ongoing lease obligation. This liability was $1.3 million and $1.6 million at June 29, 2008 and June 24, 2007, respectively, and represents the fair value of the remaining lease liability based on an estimate of the present value of the remaining lease rentals reduced by an estimate of sublease rental income that will be obtained for the property through the expiration of the lease term.

Note 5—Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Fiscal Years Ended
	June 29, 2008	June 24, 2007	June 25, 2006
Basic:
Net income	$33,439	$57,334	$76,673

Weighted average common shares	86,366	78,560	76,270

Basic earnings per share	$0.39	$0.73	$1.01

Diluted:
Net income	$33,439	$57,334	$76,673

Weighted average common shares—basic	86,366	78,560	76,270
Dilutive effect of stock options	1,711	936	1,937

Weighted average common shares—diluted	88,077	79,496	78,207

Diluted earnings per share	$0.38	$0.72	$0.98

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Potential common shares that have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with SFAS 128, these shares were not included in calculating diluted earnings per share. As of June 29, 2008, June 24, 2007 and June 25, 2006, there were 4.5 million, 8.7 million and 5.1 million shares, respectively, that are not included in calculating diluted earnings per share because their effect was antidilutive.

Note 6—Financial Statement Details

Accounts Receivable, net

The following is a summary of the components of accounts receivable, net (in thousands):

	June 29, 2008	June 24, 2007
Billed trade receivables	$111,851	$80,302
Unbilled contract receivables	6,188	4,553

	118,039	84,855
Allowance for sales return	(5,944)	(4,552)
Allowance for bad debts	(1,719)	(635)

Total accounts receivable, net	$110,376	$79,668

The following table summarizes the changes in the Company’s allowance for sales returns (in thousands):

	Years Ended
	June 29, 2008	June 24, 2007	June 25, 2006
Balance at beginning of year	$4,552	$5,387	$9,547
Current period product returns	(12,342)	(16,093)	(7,726)
Change in reserve due to current period	13,734	15,258	3,566

	$5,944	$4,552	$5,387

The Company records an asset for the estimated value of product returns that it believes will be returned to inventory in the future and resold. As of June 29, 2008 and June 24, 2007, the Company estimated the cost of future product returns at $2.8 million and $1.3 million, respectively.

The following table is a rollforward of the Company’s allowance for bad debts (in thousands):

	Years Ended
	June 29, 2008	June 24, 2007	June 25, 2006
Balance at beginning of period	$635	$230	$87
Current year provision	1,339	484	198
Write-offs net of recoveries	(255)	(79)	(55)

Balance at end of period	$1,719	$635	$230

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories, net

The following is a summary of the components of inventories (in thousands):

	June 29, 2008	June 24, 2007
Raw material	$16,924	$13,941
Work-in-progress	33,498	28,108
Finished goods	35,715	31,661

	86,137	73,710
Inventory reserve	(5,976)	(2,642)

Total inventories, net	$80,161	$71,068

The following table summarizes the changes in the Company’s inventory reserve (in thousands):

	Fiscal Years Ended
	June 29, 2008	June 24, 2007	June 25, 2006
Balance at beginning of year	$2,642	$631	$486
Charges to cost and expenses	6,613	4,047	2,184
Write-offs to reserve due to disposals	(3,279)	(2,036)	(2,039)

	$5,976	$2,642	$631

For the fiscal years ended June 29, 2008, June 24, 2007 and June 25, 2006, the Company also recorded lower of cost or market adjustments that reduced inventory by $5.8 million, $2.7 million and $1.4 million, respectively. These adjustments were recorded directly to cost of revenue.

Property and Equipment, net

The following table reflects the components of property and equipment (in thousands):

	June 29, 2008	June 24, 2007
Furniture and fixtures	$9,051	$7,557
Land and buildings	167,994	164,932
Machinery and equipment	521,578	479,516
Computer hardware and software	15,291	11,894
Leasehold improvements and other	13,024	8,849

	726,938	672,748
Accumulated depreciation	(432,728)	(360,982)

	294,210	311,766
Construction in progress	53,803	60,579

Property and Equipment, net	$348,013	$372,345

Depreciation of property and equipment used in continuing operations totaled $79.0 million, $76.7 million and $72.0 million for the years ended June 29, 2008, June 24, 2007 and June 25, 2006, respectively.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended June 29, 2008, June 24, 2007 and June 25, 2006, the Company recorded approximately $0.7 million, $0.9 million and $2.4 million, respectively, as losses on disposals or impairments of property and equipment. These charges are reflected in loss or impairment on disposal of property and equipment in the accompanying consolidated statements of income.

Other Current Liabilities

The following reflects the components of other current liabilities:

	June 29, 2008	June 24, 2007
Accrued legal fees	$3,048	$1,222
Accrued sales, use and other taxes	1,880	1,885
Accrued accounting and annual report fees	764	818
Accrued lease termination costs	85	1,148
Current portion of FIN 48 reserve	1,979	—
Other	182	342

Total other current liabilities	$7,938	$5,415

Note 7—Intangible Assets and Goodwill

Intangible Assets

The following table reflects the components of intangible assets (in thousands):

	June 29, 2008	June 24, 2007
Customer relationships	$52,620	$51,320
Developed technology	51,860	12,210
Patent and license rights	55,596	46,351

	160,076	109,881
Accumulated amortization	(34,039)	(13,743)

Intangible assets, net	$126,037	$96,138

The weighted average useful lives of the above intangible assets as of June 29, 2008 are as follows:

Weighted Average Life
Customer relationships	8.0
Developed Technology	12.3
Patents and licensing rights	17.5

The Company invested $7.6 million, $6.4 million and $4.1 million for the years ended June 29, 2008, June 24, 2007 and June 25, 2006, respectively for patent and license rights.

Total amortization of intangible assets used in continuing operations totaled $20.3 million, $7.0 million and $2.4 million for the years ended June 29, 2008, June 24, 2007 and June 25, 2006, respectively.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future amortization expense of intangible assets is estimated to be as follows (amounts in thousands):

Fiscal Year Ending
June 28, 2009	$19,555
June 27, 2010	15,458
June 26, 2011	14,013
June 24, 2012	12,017
June 29, 2013	11,087
Thereafter	53,907

$126,037

Goodwill

Goodwill increased from approximately $141.8 million at June 24, 2007 to approximately $244.0 million at June 29, 2008 due primarily to additions related to the acquisition of LLF, accrued contingent consideration payment related to the acquisition of COTCO, and miscellaneous purchase price adjustments related to the acquisitions of COTCO and INTRINSIC.

Note 8—Investments

Short-term and long-term investments consist of high-grade corporate bonds and other debt securities. During fiscal 2008, the Company determined that its marketable securities, which were previously classified as held-to-maturity, should be reclassified to available-for-sale. This was based upon management’s determination that it no longer had the positive intent to hold the securities to maturity, as the underlying cash invested in these securities would be made available for operations. As a result of this determination, investments with amortized cost of approximately $102.6 million were transferred to available-for-sale. These investments are required to be carried at fair value, which resulted in a net increase in the carrying value of these investments of $2.3 million with a corresponding increase in accumulated other comprehensive income net of the related tax effect. All marketable investments are classified as available-for-sale as of June 29, 2008.

The following table provides a summary of marketable investments as of June 29, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Agency securities	$60,928	$1,011	$(28)	$61,911
Corporate debt securities	47,316	286	(114)	47,488

	$108,244	$1,297	$(142)	$109,399

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the gross unrealized losses and estimated fair value of the Company’s investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 29, 2008 (in thousands):

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government and agency securities	$—	$—	$4,194	$(28)	$4,194	$(28)
Corporate debt securities	8,979	(15)	7,295	(99)	16,274	(114)

Total	$8,979	$(15)	$11,489	$(127)	$20,468	$(142)

Number of securities with an unrealized loss		8		8		16

The following table provides a summary of marketable investments as of June 24, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Agency securities	$115,763	$13	$(450)	$115,326
Corporate debt securities	84,674	2	(140)	84,536

	$200,437	$15	$(590)	$199,862

The following table presents the gross unrealized losses and estimated fair value of the Company’s investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 24, 2007 (in thousands):

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government and agency securities	$81,467	$(337)	$33,859	$(112)	$115,326	$(449)
Corporate debt securities	83,050	(130)	1,486	(11)	84,536	(141)

Total	$164,517	$(467)	$35,345	$(123)	$199,862	$(590)

Number of securities with an unrealized loss		86		17		103

Each of the securities in the above tables generally has an investment grade rating and is an unrealized loss position solely due to interest rate changes, sector credit rating changes or company-specific rating changes. The Company evaluates its investments for possible impairment on a periodic basis. It considers such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated recovery in market value. The Company considers the declines in the above securities to be temporary in nature, and, accordingly, does not consider these securities to be impaired as of June 29, 2008.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of marketable investments at June 29, 2008 were as follows (in thousands):

	Fiscal Years Ending
	June 28, 2009	June 27, 2010	June 26, 2011	June 24, 2012	June 30, 2013	Thereafter	Total
U.S. government and agency securities	$25,988	$16,208	$19,715	$—	$—	$—	$61,911
Corporate debt securities	17,143	16,368	9,477	—	—	4,500	47,488

Total	$43,131	$32,576	$29,192	$—	$—	$4,500	$109,399

During 2008, the Company liquidated its remaining 500,000 shares in Color Kinetics, Incorporated (“Color Kinetics”). The Company received proceeds of $17.0 million and recognized a pre-tax gain of $14.1 million. The Company no longer holds an equity investment in Color Kinetics. During fiscal 2007, the Company sold 1,295,660 shares of Color Kinetics common stock for $26.6 million and recognized a $19.2 million gain. During fiscal 2006, the Company sold 63,782 shares of Color Kinetics common stock for $1.0 million, and recognized a $0.6 million gain.

Note 9—Shareholders’ Equity

As of June 29, 2008, there remained approximately 4.6 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 2009. During the fiscal year ended June 29, 2008, the Company repurchased approximately 2.0 million shares at an average price of $25.95 per share with an aggregate value of approximately $51.3 million. During the fiscal year ended June 24, 2007, the Company repurchased 1.1 million shares at an average price of $17.54 per share with an aggregate value of approximately $18.7 million. There were no repurchases during the fiscal year ended June 25, 2006. Since the inception of the predecessor stock repurchase program in January 2001, the Company has repurchased 9.7 million shares of its common stock at an average price of $19.77 per share with an aggregate value of $190.8 million. The Company expects to use available cash to finance purchases under the current program. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of the Company's management. The Company will continue to determine the time and extent of any repurchases based on its evaluation of market conditions and other factors.

On May 29, 2002, the Company’s Board of Directors adopted a shareholders’ rights plan, pursuant to which stock purchase rights were distributed to shareholders at a rate of one right with respect to each share of common stock held of record as of June 10, 2002. The rights plan is designed to enhance the Board’s ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combinations involving the Company. The Company amended its Articles of Incorporation to designate 200,000 shares of preferred stock as “Series A Preferred Stock” in connection with the implementation of the shareholders’ rights plan. At June 30, 2002, rights to purchase 100,000 shares of preferred stock had been distributed to shareholders. The shareholders’ rights plan includes a review mechanism requiring the independent members of the Company’s Board of Directors (the “TIDE Committee”) to complete a three-year independent director evaluation (“TIDE”) of the plan at least every three years to consider whether the maintenance of the plan continues to be in the best interests of the Company and its shareholders. Based on its review, the TIDE Committee can recommend modification or termination of the plan. In May 2008, the TIDE Committee completed the TIDE and decided to maintain the plan without modification.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 29, 2008, the Company had reserved a total of approximately 12.0 million shares of its common stock and approximately 0.1 million shares of its Series A preferred stock for future issuance as follows (in thousands):

Number of Shares
For exercise of outstanding common stock options	8,865
For future equity awards under 2004 Long-Term Incentive Compensation Plan	3,023
For future issuance to employees under the 2005 Employee Stock Purchase Plan	147

Total common shares reserved	12,035

Series A preferred stock reserved for exercise of rights issued under sharesholders’ rights plan	100

Note 10—Stock-Based Compensation

Overview of Employee Stock-Based Compensation Plans

The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. In addition, the Company has four plans that have been terminated as to future grants, but under which options are currently outstanding. The Company also assumed options that were initially granted pursuant to plans adopted by companies acquired by the Company. The Company’s plans are as follows:

2004 Long-Term Incentive Compensation Plan—This plan provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units and performance units. Currently, this is the only plan under which awards can be granted. As approved by the Company’s shareholders in November 2004, the plan authorized issuance of up to 1,200,000 shares plus the number of shares then authorized for issuance under the Equity Compensation Plan and not thereafter used for awards under the Equity Compensation Plan. On November 3, 2005, the Company’s shareholders approved an amendment to the Long-Term Incentive Compensation Plan, which increased the shares authorized for issuance under the plan by 2,000,000 shares, and on November 1, 2007, the Company’s shareholders approved another amendment to the Long-Term Incentive Compensation Plan, which increased the shares authorized for issuance under the plan by an additional 2,000,000 shares. Awards issued under the plan to date include non-qualified stock options, restricted stock and performance units.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has an Employee Stock Purchase Plan (the “ESPP”) that provides employees with the opportunity to purchase common stock through payroll deductions. The Company established its original ESPP in 1999 and terminated it on October 31, 2005. The Company’s shareholders approved the present ESPP on November 3, 2005 at which time it became effective. Under the 1999 ESPP, the purchase price was set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the fair market value on the purchase date. Under the 2005 ESPP, the purchase price is set at 85% of the fair market value of common stock at the purchase date. Under the terms of the 2005 ESPP, the Company’s board of directors has reserved a total of 600,000 shares of common stock for issuance. The 2005 ESPP also limits employee contributions to 15% of each employee’s compensation, and participation periods have a six-month duration, beginning in May and November of each year.

Stock Option Awards

The following table summarizes option activity as of June 29, 2008 and changes during the fiscal year then ended (total and shares in thousands):

	Number of Shares	Weighted- Average Exercise price	Weighted Average Remaining Contractual Term	Total Intrinsic Value
Outstanding at June 24, 2007	10,303	$25.34
Granted	1,849	$28.49
Assumed	322	$3.18
Exercised	(3,232)	$18.09
Forfeited or expired	(377)	$27.15

Outstanding at June 29, 2008	8,865	$27.76	3.73	$22,331

Vested or expected to vest at June 29, 2008	8,344	$27.89	3.59	$21,513

Exercisable at June 29, 2008	5,866	$29.43	2.68	$15,684

The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on June 27, 2008 (the last trading day of fiscal 2008) of $23.68 and the exercise price for in-the-money options that would have been received by the holders if all instruments had been exercised on June 29, 2008. As of June 29, 2008, there was $28.6 million of unrecognized compensation cost related to our unvested stock options, which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information about stock options outstanding and exercisable at June 29, 2008 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Wgtd. Avg. Remaining Contractual Life (years)	Wgtd. Avg. Exercise Price	Number	Wgtd. Avg. Exercise Price
$ 0.01 to $18.49	1,795	4.33	$14.06	1,044	$12.80
18.50 to 25.31	1,675	2.31	20.80	1,386	20.71
25.32 to 31.00	1,954	5.50	27.21	463	26.56
31.01 to 34.00	1,556	4.16	31.26	1,088	31.31
34.01 to 71.53	1,887	2.24	44.68	1,885	44.68

Total	8,867	3.73	$27.76	5,866	$29.43

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other information pertaining to stock-based awards of options is as follows (in thousands, except per share data):

	Fiscal Years Ended
	June 29, 2008	June 24, 2007	June 25, 2006
Weighted average grant date fair vale per share of options	$12.15	$18.81	$25.93
Total intrinsic value of options exercised	$37,960	$4,700	$14,600

Restricted Stock Awards

A summary of nonvested shares of restricted stock awards (“RSAs”) outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of June 29, 2008 and changes during the year then ended is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at June 24, 2007	215	$20.56
Granted	151	27.80
Vested	(70)	19.91
Forfeited	(6)	23.32

Nonvested at June 29, 2008	290	$24.44

As of June 29, 2008, there was $4.6 million of unrecognized compensation cost related to unvested RSAs, which is expected to be recognized over a weighted average period of 3.1 years.

Stock-Based Compensation Valuation and Expense

The Company accounts for its employee stock-based compensation plans using the fair value method. The fair value method requires the Company to estimate the grant date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of the Company’s stock option awards the Company currently uses the Black-Scholes option-pricing model. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models available today, including future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company’s financial statements. For restricted stock awards, grant date fair value is based upon the market price of the Company’s common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.

Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company treats stock-based compensation expense similarly to other forms of employee compensation and as such, considers stock based compensation in the costing of its inventories. Approximately $1.2 million and $0.7 million of stock-based compensation were recorded in inventory in the Company’s consolidated balance sheets as of June 29, 2008 and June 24, 2007, respectively.

Total stock-based compensation expense, net of amounts capitalized into inventory, was as follows (in thousands):

	Fiscal Years Ended
Income Statement Classification	June 29, 2008	June 24, 2007	June 25, 2006
Cost of goods sold	$2,913	$3,300	$4,330
Research and development	4,362	3,400	4,089
Sales, general and administrative	8,710	5,020	4,689

Total operating expenses	13,072	8,420	8,778

Total	$15,985	$11,720	$13,108

The weighted average assumptions used to value stock option grants were as follows:

	Fiscal Years Ended
	June 29, 2008	June 24, 2007	June 25, 2006
Stock Option Grants:
Risk-free interest rate	3.70%	4.69%	4.03%
Expected life, in years	4.6	4.5	4.5
Expected volatility	45.5%	51.2%	42.0%
Dividend Yield	—	—	—

The following describes each of these assumptions and the Company’s methodology for determining each assumption:

Risk-Free Interest Rate

The Company estimates the risk-free interest rate using the U.S. Treasury bill rate with a remaining term equal to the expected life of the award.

Expected Life

The expected life represents the period that the stock option awards are expected to be outstanding. For grants prior to the fourth quarter of 2008, the expected term was derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 as the Company did not believe it had sufficient historical data to support a more detailed assessment of the estimate. In the fourth quarter of 2008, the Company determined that it had amassed adequate historical data and as such transitioned to a more detailed assessment. In determining the appropriate expected life of its stock options, the Company now segregates its grantees into categories principally based upon employee levels that are expected to be indicative of similar option-related behavior. The expected useful lives for each of these categories are then estimated giving consideration to (1) the weighted average vesting periods, (2) the contractual lives of the stock options, (3) the relationship between the exercise price and the fair market value of the Company’s common stock, (4) expected employee turnover, (5) the expected future volatility of the Company’s common stock, and (6) past and expected exercise behavior, among other factors.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Volatility

The Company estimates expected volatility giving consideration to the expected life of the respective award, the Company’s current expected growth rate, implied volatility in traded options for its common stock, and the historical volatility of its common stock.

Expected Dividend Yield

The Company estimates the expected dividend yield by giving consideration to its current dividend policies as well as those anticipated in the future considering the Company’s current plans and projections. The Company does not currently calculate a discount for any post-vesting restrictions to which its awards may be subject.

Note 11—Income Taxes

The following are the components of income tax expense from continuing operations (in thousands):

	Fiscal Years Ended
	June 29, 2008	June 24, 2007	June 25, 2006
Current:
Federal	$1,323	$766	$28,348
Foreign	6,953	1,703	(8)
State	136	874	1,231

	8,412	3,343	29,571

Deferred:
Federal	5,344	(1,065)	941
Foreign	(4,612)	(1,357)	31
State	93	(3)	1,861

	825	(2,425)	2,833

Income tax expense	$9,237	$918	$32,404

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual income tax expense from continuing operations differed from the amount computed by applying the U.S. federal tax rate of 35% to pre-tax earnings from continuing operations as a result of the following (in thousands, except percentages):

	Fiscal Years Ended
	June 29, 2008	% of Income	June 24, 2007	% of Income	June 25, 2006	% of Income
Federal income tax provision at statutory rate	$14,368	35%	$17,889	35%	$39,327	35%
Increase (decrease) in income tax expense resulting from:
State tax provision, net of federal benefit	229	1%	583	1%	2,531	2%
Extraterritorial taxable income credit	—	0%	(5,101)	-10%	(3,924)	-3%
Change in valuation allowance	(1,085)	-3%	(5,131)	-10%	(3,150)	-3%
Increase (decrease) in tax reserve	3,892	9%	(4,022)	-8%	1,684	1%
Research and development credits	(487)	-1%	(3,000)	-6%	(3,768)	-3%
Subpart F “Deemed Dividend”	3,021	7%	1,482	3%	—	0%
Qualified production activities deduction	(82)	0%	(280)	-1%	(1,153)	-1%
Foreign tax credits	(1,129)	-3%	(637)	-1%	—	0%
Statutory rate differences	(5,929)	-14%	(1,928)	-4%	—	0%
50:50 Offshore	(1,342)	-3%	—	0%	—	0%
Effect of tax rate change	(500)	-1%	—	0%	—	0%
Other	(1,719)	-4%	1,063	2%	857	1%

Income tax expense	$9,237	23%	$918	2%	$32,404	29%

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	June 29, 2008	June 24, 2007
Deferred tax assets:
Compensation	$868	$293
Inventory	131	834
Sales return reserve and allowance for bad debts	2,854	1,566
Federal and state net operating loss carryforwards	3,663	1,153
Alternative minimum tax	—	5,107
Federal capital loss carryforwards	951	6,872
State credits	6,258	—
Foreign tax credits	1,129	—
Research and development tax credits	72	2,566
Investments	953	953
Stock-based compensation	8,903	8,801
Cree Microwave lease impairment	484	601
Deferred revenue	—	6
Other	—	134

Total gross deferred assets	26,266	28,886
Less valuation allowance	(8,094)	(2,928)

Deferred tax assets, net	18,172	25,958

Deferred tax liabilities:
Property and equipment	(18,928)	(18,520)
Intangible assets	(31,016)	(17,075)
Available-for-sale securities	(436)	(5,165)
Prepaid taxes and other	(1,262)	—

Total gross deferred liability	(51,642)	(40,760)

Deferred tax liability, net	$(33,470)	$(14,802)

The components giving rise to the net deferred tax assets (liabilities) have been included in the accompanying consolidated balance sheet as follows (in thousands):

	As of June 29, 2008
	Asset		Liabilities
	Current	Noncurrent	Current	Noncurrent
U.S. federal income taxes	$3,992	$—	$—	$33,178
Hong Kong and other income taxes	586	—	—	4,870

	$4,578	$—	$—	$38,048

	As of June 24, 2007
	Asset		Liabilities
	Current	Noncurrent	Current	Noncurrent
U.S. federal income taxes	$23,432	$—	$—	$28,800
Hong Kong and other income taxes	141	1,227	844	9,958

	$23,573	$1,227	$844	$38,758

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 29, 2008 the Company has $2.7 million of federal capital loss carryforwards, $8.6 million of federal net operating loss carryovers and approximately $6.9 million of state net operating loss carryovers. Additionally, the Company has $1.1 million in foreign tax credit carryforwards, and $6.3 million of state income tax credit carryforwards. The capital loss carryforwards will begin to expire in 2010 and a valuation allowance has been provided for losses that are not expected to be used prior to their expiration. The federal net operating loss carryovers will begin to expire in 2025, state net operating loss carryovers will begin to expire in 2015, the foreign tax credit carryforwards will expire in 2018 and the state income tax credit carryforwards will begin to expire in 2009. A full valuation allowance has been provided for the state income tax credit carryforwards as it is more likely than not that the Company will not be able to utilize the carryforwards before their expiration.

Effective with the beginning of the first quarter of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company recognized an increase in total unrecognized tax benefits of $2.7 million, and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $37,000 and an increase to the goodwill associated with the acquisition of COTCO of $2.7 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $8.4 million and the total amount of gross unrecognized tax benefits as of June 29, 2008 was $17.8 million. The $9.4 million increase comprises newly acquired uncertain tax positions and re-measurement of existing uncertain tax positions relating to prior periods, net of $0.3 million of uncertain tax positions that reversed due to statute expiration. Of the $17.8 million total unrecognized tax benefits, $9.2 million represents tax positions that, if recognized, would impact the effective tax rate. Although timing of the resolution and/or closure on audits is highly uncertain, the Company believes it is reasonably possible that approximately $9.7 million of gross unrecognized tax benefits will materially change in the next 12 months as a result of pending audit settlements.

The following is a tabular reconciliation of the Company’s change in uncertain tax positions under FIN 48 (in thousands):

Balance as of June 25, 2007	$8,442
Increases related to current year tax positions	—
Increases related to prior year tax positions	9,580
Decreases related to prior year tax positions	—
Expiration of statute of limitations for assessment of taxes	(265)
Settlement of tax positions	—

Balance as of June 29, 2008	$17,757

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. This classification has not changed as a result of implementing the provisions of FIN 48. As of June 29, 2008, the Company accrued $0.2 million for the payment of interest related to unrecognized tax benefits. Additionally, the Company accrued penalties in the amount of $1.1 million against goodwill related to new information during the year that resulted in a change of measurement of existing uncertain tax positions.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to examinations for fiscal years ended June 26, 2005 and prior. For foreign purposes, the Company is no longer subject to examination for tax periods 2001 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment. For U.S. state tax returns the Company is generally no longer subject to tax examinations for fiscal years prior to 1997. The Company is currently under examination by the Internal Revenue Service for fiscal years 2006 and 2007 (and for fiscal years 1991-2005 for certain carryforward tax attributes claimed on the fiscal year 2006 and 2007 tax returns). Additionally, the Company is currently under examination by the North Carolina Department of Revenue for fiscal years 2004 – 2007.

The Company previously established a valuation allowance for capital loss carryforwards and unrealized losses on certain securities, as the Company believed that it was more likely than not that the tax benefits of the items would not be realized. For the fiscal year ended June 29, 2008 the valuation allowance increased by $5.2 million, consisting of an increase in the amount of $6.3 million representing the full valuation of state income tax credits recorded on the financial statements in fiscal 2008, with an offsetting decrease in the amount of $1.1 million due to the recognition of capital losses available to offset capital gains on the sale of securities and patents during the year.

The Company does not provide for U.S. income taxes on the earnings of foreign subsidiaries as the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of June 29, 2008, U.S. income taxes were not provided for on a cumulative total of approximately $45.7 million of undistributed earnings for certain non-U.S. subsidiaries, as the Company currently intends to reinvest these earnings in these foreign operations indefinitely. Determination of the amount of any deferred tax liability on these undistributed earnings is not practicable.

Note 12—Commitments and Contingencies

Lease Commitments

The Company leases certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through December 2015. All of the lease agreements provide for rental adjustments for increases in base rent (up to specific limits), property taxes and general property maintenance that would be recorded as rent expense if applicable. The Company records net rent expense on a straight-line basis over the life of the lease. Rent expense associated with these operating leases totaled approximately $2.2 million, $1.9 million and $1.9 million for the fiscal years ended June 29, 2008, June 24, 2007 and June 25, 2006, respectively. Sublease income was approximately $0.8 million, $0.4 million and $0.2 million for the fiscal years ended June 29, 2008, June 24, 2007 and June 25, 2006, respectively. Future minimum rental payments net of sublease income, including the Cree Microwave facility sublease, as of June 29, 2008 (under leases currently in effect) are as follows (in thousands):

Fiscal Years Ending	Gross Rental Expense	Sublease Rental Income	Minimum Rental Amount, Net
June 28, 2009	$3,151	$723	$2,428
June 27, 2010	2,918	742	2,176
June 26, 2011	1,846	646	1,200
June 24, 2012	947	269	678
June 30, 2013	278	—	278
Thereafter	118	—	118

Total	$9,258	$2,380	$6,878

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has agreements with several of its vendors to purchase specified quantities of goods or services at agreed upon prices in the future. As of June 29, 2008, these unconditional purchase obligations total approximately $44.9 million and are expected to be settled in fiscal 2009 and 2010.

Litigation

From time to time, various claims and litigation are asserted or commenced against the Company arising from or related to contractual matters, intellectual property matters, product warranties and personnel and employment disputes. Based on information currently available, management does not believe the ultimate outcome of any pending matters, other than those described in more detail below, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial position, results of operations or cash flows could be materially and adversely affected.

Neumark v. Cree, Inc.

On June 27, 2005, Gertrude Neumark Rothschild commenced a patent infringement lawsuit against the Company by filing a complaint in the U.S. District Court for the Southern District of New York. In her complaint, the plaintiff alleges that the Company is infringing U.S. Patent No. 4,904,618, entitled “Process for Doping Crystals of Wide Band Gap Semiconductors,” and U.S. Patent No. 5,252,499, entitled “Wide Band-Gap Semiconductors Having Low Bipolar Resistivity and Method of Formation” by manufacturing, importing, using, selling and/or offering for sale LEDs and/or laser diodes created using processes claimed in the patents. The complaint seeks damages in an unspecified amount, an injunction against infringements, attorneys' fees and costs. On September 30, 2005, the Company filed an answer and counterclaims in which it denies any infringement and asserts, among other defenses, that the patents are invalid and are unenforceable under the doctrine of inequitable conduct. The counterclaims seek a declaratory judgment that the Company has not infringed the patents and that the patents are invalid and unenforceable.

In March 2007, the court conducted a “Markman hearing,” in accordance with the procedure laid out in the U.S. Supreme Court’s 1996 decision in Markman et al. v Westview Instruments, Inc., for the purpose of determining the interpretation of disputed terms used in the claims of the patents at issue in the lawsuit. The court issued an order interpreting the disputed terms in May 2007. The plaintiff filed a motion of clarification, or in the alternative, reconsideration of the claim interpretation order. In May 2007, the court issued an order granting in part and denying in part the plaintiff’s motion. In March 2008, the Company filed a motion for partial summary judgment of non-infringement on U.S. Patent No. 5,252,499. The court denied the Company’s motion in July 2008. Extensive discovery has occurred, and the discovery phase of the case is winding down. No trial date has been set.

Bridgelux Patent Litigation

On September 11, 2006, the Company, together with the Trustees of Boston University (the “University”) as co-plaintiffs, filed a complaint against Bridgelux, Inc. (formerly eLite Optoelectronics) (“Bridgelux”) for infringement of two U.S. patents. The two patents are U.S. Patent No. 6,657,236, entitled “Enhanced Light Extraction in LEDs through the Use of Internal and External Optical Elements,” which is owned by the Company, and U.S. Patent No. 5,686,738, entitled “Highly Insulating Monocrystalline Gallium Nitride Thin Films,” which the Company has licensed from the University on an exclusive basis. The suit was filed in the U.S. District Court for the Middle District of North Carolina and seeks monetary damages and injunctive relief to prohibit Bridgelux from infringing these patents.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bridgelux filed a motion to dismiss the complaint contending that it is not subject to personal jurisdiction in North Carolina and that venue is improper. On October 17, 2006, Bridgelux also filed a complaint against the Company and the University in the U.S. District Court for the Northern District of California seeking a declaratory judgment of non-infringement and invalidity with respect to the two patents on which the Company sued Bridgelux and of non-infringement with respect to two additional U.S. patents. The two additional patents are No. 6,600,175, entitled “Solid State White Light Emitter and Display Using Same,” which the Company owns, and U.S. Patent No. 6,953,703, entitled “Method of Making a Semiconductor Device with Exposure of Sapphire Substrate to Activated Nitrogen,” which is owned by the University subject to an exclusive license to the Company. On October 17, 2006, Bridgelux also filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,869,812, entitled “High Power AlInGaN Based Multi-Chip Light Emitting Diode,” and seeking unspecified monetary damages and injunctive relief.

In November 2006, Cree brought counterclaims of patent infringement against Bridgelux in the Texas case based on the Company’s U.S. Patent Nos. 6,614,056 and 6,885,036, both entitled “Scalable LED with Improved Current Spreading Structures,” as well as on the Company’s ‘236 patent and the University’s ‘738 patent. In February 2007, the court in Texas ordered that the claims on the ‘236 and '738 patents be severed and dismissed without prejudice on the ground that claims under these patents are the subject of prior pending litigation. Bridgelux had also moved to sever and to dismiss or stay proceedings. The Texas court denied the motion by Bridgelux to sever the claims under the ‘056 and ‘036 patents, with the result that these claims remain pending in Texas along with Bridgelux’s ‘812 patent.

In January 2007, the Company filed a motion for summary judgment arguing that the relevant claims of Bridgelux’s ‘812 patent are invalid. The Texas court denied the motion without prejudice to be re-filed after the court’s claim construction order.

In June 2007, Mark Swoboda was appointed Chief Executive Officer of Bridgelux. Mr. Swoboda is the brother of the Company’s Chairman, Chief Executive Officer and President, Charles M. Swoboda.

In July 2007, the California court ordered that Bridgelux’s claims for declaratory judgment should be dismissed relative to the Company’s ‘175 patent and the University’s ‘703 patent. The court also retained jurisdiction over the Company’s claims based on the ‘236 patent and the University’s ‘738 patent. Finally, the court dismissed Bridgelux’s declaratory judgment claims under the Company’s ‘056 and ‘036 patents, leaving those patents to be tried by the Texas court along with Bridgelux’s ‘812 patent. The Company added a claim of patent infringement against Bridgelux in the California case based on the University’s U.S. Patent No. 7,235,819, entitled “Semiconductor Device having Group III Nitride Buffer Layer and Growth Layers.”

In September 2007, the Texas court conducted a Markman hearing to determine the interpretation of disputed terms used in the claims of the ‘056, ‘036 and ‘812 patents at issue in the Texas lawsuit. The Texas court issued a Markman order in June 2008. The Company re-filed its partial motion for summary judgment of invalidity on Bridgelux’s ‘812 patent.

In May 2008, the California court conducted a Markman hearing to determine the interpretation of disputed terms used in the claims of the ‘236, ‘738 and ‘819 patents at issue in the California lawsuit. The California case is currently in the discovery phase.

The Company has agreed with Bridgelux to postpone the Texas and California trials.

Honeywell International, Inc. v. Philips Lighting Co. and Cree, Inc.

In October 2007, Honeywell International, Inc. and Honeywell Intellectual Properties Inc. (“Honeywell”) commenced a patent infringement lawsuit against the Company and Philips Lumileds Lighting Co. by filing a

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complaint in the U.S. District Court for the Eastern District of Texas. In the complaint, the plaintiff alleges that the Company is infringing U.S. Patent No. 6,373,188, entitled “Efficient Solid-State Light Emitting Device with Excited Phosphors for Producing a Visible Light Output” by manufacturing, importing, using, selling, offering for sale, importation and/or distribution of lighting products incorporating light emitting diodes that are covered by the ‘188 patent and/or by its sale of such lighting products that are incorporated into products, with the knowledge and intention that such products would be sold throughout the United States. The complaint seeks damages in an unspecified amount, an injunction against infringements, attorneys' fees and costs. In June 2008, the Company added counterclaims alleging patent infringement by Honeywell of the University’s U.S. Patent No. 5,686,738, entitled “Highly Insulating Monocrystalline Gallium Nitride Thin Films,” and U.S. Patent No. 7,235,819, entitled “Semiconductor Device having Group III Nitride Buffer Layer and Growth Layers.” The case is in the discovery phase. A Markman hearing is currently scheduled for June 2010 and the trial for November 2010.

Note 13—Concentrations of Credit Risk

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

The Company has the following percentage of its accounts receivable due from the following customers who account for more than 10% of the consolidated balance as of each fiscal year-end:

	June 29, 2008	June 24, 2007
Sumitomo Corporation	9%	10%
Seoul Semiconductor Co., Ltd.	13%	13%
Nagase & Co. Ltd.	2%	13%
Light Engine Ltd. (see Note 15)	12%	10%

The Company has derived its product revenue from sales to customers who represent more than 10% of consolidated revenue as follows:

	Fiscal Years Ended
	June 29, 2008	June 24, 2007	June 25, 2006
Sumitomo Corporation	13%	24%	37%
Seoul Semiconductor Co., Ltd	13%	14%	11%

The Company depends on single or limited source vendors for supplying certain of its raw materials, equipment and components used in manufacturing its products. Any interruption in the supply of these items could have a significant adverse effect on the Company’s operations.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Retirement Savings Plan

The Company sponsors an employee benefit plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees are eligible to participate under the Plan on the first day of a new fiscal month after the date of hire. Under the Plan, there is no fixed dollar amount of retirement benefits; rather, at the Company’s discretion it matches a percentage of employee deferrals, and employees vest in these match amounts over time. During the fiscal years ended June 29, 2008, June 24, 2007 and June 25, 2006, the Company contributed approximately $1.8 million, $0.6 million and $0.5 million to the Plan, respectively. The Pension Benefit Guaranty Corporation does not insure the Plan.

Note 15—Related Party Transactions

Transactions between COTCO, United Luminous International Holdings (Limited) and Light Engine Limited

The Company acquired COTCO from Holdings on March 30, 2007 pursuant to a Share Purchase Agreement dated March 12, 2007 (the “Purchase Agreement”). As a result of the acquisition, Holdings (which is beneficially owned by Paul Lo) became a beneficial owner of more than 5% of the Company’s common stock. See Note 3 for a discussion regarding the acquisition of COTCO.

Concurrently with the acquisition, the Company, COTCO and Holdings entered into a Transition Services Agreement under which Holdings agreed to make certain services and systems available to the Company and COTCO, and COTCO agreed to provide certain services to Holdings, in order to effect an orderly transfer of administrative support services and facilities. The Transition Services Agreement expires in March 2009. Under the agreement, COTCO agreed to pay Holdings monthly fees totaling approximately $25,000 for the services and use of the systems, and Holdings agreed to pay COTCO a monthly service fee of approximately $4,200. The agreement also allowed COTCO use of certain premises in return for reimbursement of the costs of Holdings associated with such use. COTCO vacated the premises in the first quarter of fiscal 2008, and sold furniture and fixtures from the previously used premises to Holdings for approximately $0.4 million.

As the beneficial owner of Holdings, Paul Lo is also the beneficial owner of Light Engine Limited (“Light Engine”), which is a subsidiary of Holdings and a former sister company of COTCO. Light Engine is primarily focused on value added modules and systems for lighting products. Concurrently with the acquisition, COTCO entered into a Supply Agreement with Light Engine under which Light Engine agreed to purchase LED lamp products until June 28, 2009. The Supply Agreement requires Light Engine to purchase a minimum quarterly volume of lamp products from COTCO based on the volume of products COTCO sold to Holdings and its subsidiaries in the quarter ended December 31, 2006. Light Engine is to use commercially reasonable efforts to increase its quarterly volume of purchases by at least 10% per quarter after September 24, 2007, subject to business and market conditions. In addition, in the event Light Engine intends to purchase lamp products beyond the minimum requirements of the Supply Agreement, COTCO has a right of first refusal to supply the additional lamp products so long as the products meet Light Engine’s reasonable requirements. During fiscal 2008, Light Engine purchased approximately $35.1 million of LED lamp products from COTCO pursuant to the Supply Agreement.

In addition, during fiscal 2008, Holdings purchased approximately $0.2 million of LED lamp products from COTCO pursuant to standard purchase orders.

Transactions between COTCO and Konwin Technology Limited—Unaudited

Paul Lo, collectively with certain immediate family members, owns a minority interest in Gold Peak Industries (Holdings) Limited, which owns a minority interest in Lighthouse Technologies Limited. Lighthouse Technologies Limited wholly owns Konwin Technology Limited (“Konwin”), resulting in Paul Lo, collectively

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with certain immediate family members, indirectly beneficially owning approximately 11% of Konwin. Konwin is primarily focused on LED modules for video displays and is an established customer of COTCO. In fiscal 2008, Konwin purchased a total of approximately $29.9 million of LED lamp products from COTCO pursuant to standard purchase orders. At June 29, 2008, the Company had approximately $9.0 million in accounts receivable due from Konwin.

Transactions between Light Engine and LLF

The Company acquired LLF on February 29, 2008, as further described at Note 3. LLF is party to a Manufacturing Agreement and a Distribution Agreement, each dated as of May 31, 2007, with Light Engine. Under the Manufacturing Agreement, Light Engine agreed to combine materials consigned by LLF with raw materials procured by Light Engine to manufacture, assemble and test solid state lighting fixtures for LLF. LLF reimburses Light Engine for the raw materials Light Engine supplies and pays Light Engine an assembly fee and a management and logistics fee for the solid state lighting fixtures. Between February 29, 2008 and June 30, 2008, LLF incurred fees of approximately $1.4 million payable to Light Engine for lighting fixtures manufactured pursuant to the Manufacturing Agreement. Under the Distribution Agreement, LLF appointed Light Engine as the exclusive distributor of LLF’s LR6 products in China, Hong Kong, Taiwan, Macau, Australia and New Zealand, and as a non-exclusive distributor of the products in certain countries in Southeast Asia. No sales occurred under the Distribution Agreement between February 29, 2008 and June 30, 2008.

Note 16—Geographic Segment Information

The Company is currently organized and managed as one operating and reportable segment. The Company conducts business in several foreign countries. The following table sets forth the percentage of revenues from external customers by country:

	Fiscal Years Ended
	June 29, 2008	June 24, 2007	June 25, 2006
Hong Kong and China	33%	21%	12%
United States	18%	20%	17%
Korea	16%	15%	12%
Japan	13%	25%	37%
Europe	6%	4%	3%
Malaysia	6%	9%	13%
Taiwan	4%	5%	5%
Other	4%	1%	1%

Total	100%	100%	100%

The following table sets forth our long-lived assets including net property and equipment and other assets by country (in thousands):

	June 29, 2008	June 24, 2007
United States	$290,227	$335,342
China	50,099	25,153
Malaysia	7,687	11,244
Other	—	606

Total	$348,013	$372,345

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Quarterly Results of Operations—Unaudited

The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 29, 2008 and June 24, 2007 (in thousands, except per share data):

	September 23, 2007	December 30, 2007	March 30, 2008	June 29, 2008	Fiscal Year 2008
Total revenue	$113,386	$118,999	$124,986	$135,925	$493,296
Total cost of revenue	78,646	77,203	81,437	90,183	327,469
Total gross profit	34,740	41,796	43,549	45,742	165,827
Income from continuing operations	12,867	6,640	5,662	6,643	31,812
(Loss) income from discontinued operations, net of tax	(154)	(20)	(2)	1,803	1,627
Net income	12,713	6,620	5,660	8,446	33,439

Earnings per share:
Basic	$0.15	$0.08	$0.06	$0.10	$0.39
Diluted	$0.15	$0.08	$0.06	$0.09	$0.38

	September 24, 2006	December 24, 2006	March 25, 2007	June 24, 2007	Fiscal Year 2007
Total revenue	$103,910	$88,790	$90,253	$111,168	$394,121
Total cost of revenue	61,010	58,421	61,281	79,421	260,133
Total gross profit	42,900	30,369	28,972	31,747	133,988
Income from continuing operations	13,367	16,263	14,045	6,518	50,193
(Loss) income from discontinued operations, net of tax	(77)	216	7,085	(83)	7,141
Net income	13,290	16,479	21,130	6,435	57,334

Earnings per share:
Basic	$0.17	$0.21	$0.28	$0.08	$0.73
Diluted	$0.17	$0.21	$0.27	$0.08	$0.72

Note 18—Subsequent Event—Unaudited

On August 12, 2008, the Company made the $60.0 million cash payment to the former shareholder of COTCO. This payment was due as the operations acquired through the COTCO acquisition achieved certain defined EBITDA targets for the year ended June 29, 2008.

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

Changes to Internal Control Over Financial Reporting

In the course of our ongoing preparations for making management’s report on internal control over financial reporting included in this Annual Report, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have identified areas in need of improvement and have taken remedial actions to strengthen the affected controls as appropriate. From time to time, we make these and other changes to our internal controls over financial reporting that are intended to enhance the effectiveness of our internal controls over financial reporting and which do not have a material effect on our overall internal control. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2008 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management believes that our internal controls over financial reporting was effective as of June 29, 2008.

The effectiveness of our internal control over financial reporting as of June 29, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cree, Inc.

We have audited Cree, Inc.’s internal control over financial reporting as of June 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cree, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cree, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 29, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cree, Inc. as of June 29, 2008 and June 24, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 29, 2008 of Cree, Inc. and our report dated August 18, 2008 expressed an unqualified opinion thereon.

Raleigh, North Carolina

August 18, 2008

Item 9B.	Other Information

Not applicable.

PART III

Certain information called for in Items 10, 11,12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2008

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2) The financial statements and reports of independent registered public accounting firm are filed as part of this Annual Report (see “Index to Consolidated Financial Statements” at Item 8). The financial statement schedules are not included in this item as they are either not applicable or are included as part of the consolidated financial statements.

(a)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
2.1	Share Purchase Agreement, dated as of March 11, 2007, between COTCO Holdings Limited and the Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated March 30, 2007, as filed with the Securities and Exchange Commission on April 2, 2007)

3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2	Bylaws, as amended effective August 19, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, as filed with the Securities and Exchange Commission on November 5, 2004)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2	Rights Agreement, dated as of May 30, 2002, between the Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively (incorporated herein by reference to Exhibit 4.01 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2002)

4.3	Amendment No. 1 to Rights Agreement, dated as of October 16, 2006, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on October 16, 2006)

10.1*	2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 1, 2007, as filed with the Securities and Exchange Commission on November 7, 2007)

10.2*	Equity Compensation Plan, as amended and restated August 5, 2002 (terminated as to future grants dated November 4, 2004) (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement filed on Schedule TO, as filed with the Securities and Exchange Commission on February 14, 2003)

10.3*	2001 Nonqualified Stock Option Plan (terminated as to future grants effective January 28, 2003) (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.4*	Fiscal 2001 Stock Option Bonus Plan (expired) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

Exhibit No.	Description
10.5*	Fiscal 2002 Stock Option Bonus Plan (expired) (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.6*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Non-employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.7*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.8*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.9*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarterly period ended September 25, 2005, as filed with the Securities and Exchange Commission on October 26, 2005)

10.10*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.11*	Fiscal 2008 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.12*	Non-Employee Director Schedule of Meeting Fees (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2007, as filed with the Securities and Exchange Commission on October 19, 2007)

10.13*	Directors’ Deferred Compensation Plan, as amended (including Adoption Agreement) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2005, as filed with the Securities and Exchange Commission on January 31, 2006)

10.14*	Trust Agreement between the Company and Fidelity Management Trust Company, as amended, effective as of February 1, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2005, as filed with the Securities and Exchange Commission on January 31, 2006)

10.15*	Amended Attachment A to Adoption Agreement for Directors’ Deferred Compensation Plan dated December 31, 2007

10.16*	Charles Swoboda Employment Agreement, as amended and restated effective August 21, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.17*	Notice of Grant to Charles Swoboda, dated August 21, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

Exhibit No.	Description
10.18*	Master Performance Unit Award Agreement, dated August 21, 2007, between Cree, Inc. and Charles Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.19*	Offer Letter Agreement, dated September 1, 2006, between the Company and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 1, 2006, as filed with the Securities and Exchange Commission on September 8, 2006)

10.20*	Severance Agreement, dated September 29, 2006, between the Company and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.21	Shareholders’ and Registration Rights Agreement, dated as of March 11, 2007, between the Company and COTCO Holdings Limited (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2007, as filed with the Securities and Exchange Commission on April 20, 2007)

10.22	Supply Agreement, dated March 30, 2007, between the Company and Light Engine LTD. (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007, as filed with the Securities and Exchange Commission on August 22, 2007)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREE, INC.

By:	/s/ CHARLES M. SWOBODA
Charles M. Swoboda
Chairman, Chief Executive Officer and President

Date: August 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES M. SWOBODA Charles M. Swoboda	Chairman, Chief Executive Officer and President	August 19, 2008

/s/ JOHN T. KURTZWEIL John T. Kurtzweil	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	August 19, 2008

James E. Dykes	Director

/s/ CLYDE R. HOSEIN Clyde R. Hosein	Director	August 19, 2008

/s/ JOHN W. PALMOUR, PH.D. John W. Palmour, Ph.D.	Director	August 19, 2008

/s/ FRANCO PLASTINA Franco Plastina	Director	August 19, 2008

/s/ DOLPH W. VON ARX Dolph W. von Arx	Director	August 19, 2008

/s/ HARVEY A. WAGNER Harvey A. Wagner	Director	August 19, 2008

/s/ THOMAS H. WERNER Thomas H. Werner	Director	August 19, 2008

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Purchase Agreement, dated as of March 11, 2007, between COTCO Holdings Limited and the Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated March 30, 2007, as filed with the Securities and Exchange Commission on April 2, 2007)

3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2	Bylaws, as amended effective August 19, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, as filed with the Securities and Exchange Commission on November 5, 2004)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2	Rights Agreement, dated as of May 30, 2002, between the Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively (incorporated herein by reference to Exhibit 4.01 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2002)

4.3	Amendment No. 1 to Rights Agreement, dated as of October 16, 2006, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on October 16, 2006)

10.1*	2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 1, 2007, as filed with the Securities and Exchange Commission on November 7, 2007)

10.2*	Equity Compensation Plan, as amended and restated August 5, 2002 (terminated as to future grants dated November 4, 2004) (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement filed on Schedule TO, as filed with the Securities and Exchange Commission on February 14, 2003)

10.3*	2001 Nonqualified Stock Option Plan (terminated as to future grants effective January 28, 2003) (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.4*	Fiscal 2001 Stock Option Bonus Plan (expired) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.5*	Fiscal 2002 Stock Option Bonus Plan (expired) (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.6*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Non-employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

Exhibit No.	Description
10.7*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.8*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.9*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarterly period ended September 25, 2005, as filed with the Securities and Exchange Commission on October 26, 2005)

10.10*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.11*	Fiscal 2008 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.12*	Non-Employee Director Schedule of Meeting Fees (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2007, as filed with the Securities and Exchange Commission on October 19, 2007)

10.13*	Directors’ Deferred Compensation Plan, as amended (including Adoption Agreement) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2005, as filed with the Securities and Exchange Commission on January 31, 2006)

10.14*	Trust Agreement between the Company and Fidelity Management Trust Company, as amended, effective as of February 1, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2005, as filed with the Securities and Exchange Commission on January 31, 2006)

10.15*	Amended Attachment A to Adoption Agreement for Directors’ Deferred Compensation Plan dated December 31, 2007

10.16*	Charles Swoboda Employment Agreement, as amended and restated effective August 21, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.17*	Notice of Grant to Charles Swoboda, dated August 21, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.18*	Master Performance Unit Award Agreement, dated August 21, 2007, between Cree, Inc. and Charles Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.19*	Offer Letter Agreement, dated September 1, 2006, between the Company and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 1, 2006, as filed with the Securities and Exchange Commission on September 8, 2006)

Exhibit No.	Description
10.20*	Severance Agreement, dated September 29, 2006, between the Company and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.21	Shareholders’ and Registration Rights Agreement, dated as of March 11, 2007, between the Company and COTCO Holdings Limited (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2007, as filed with the Securities and Exchange Commission on April 20, 2007)

10.22	Supply Agreement, dated March 30, 2007, between the Company and Light Engine LTD. (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007, as filed with the Securities and Exchange Commission on August 22, 2007)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan