Form 10-Q
period 2008-09-28
CREE INC
filed 2008-10-23
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 15, 2008, was 88,328,205.

CREE, INC.

FORM 10-Q

For the Quarterly Period Ended September 28, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

	September 28, 2008 (Unaudited)	June 29, 2008
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$177,444	$261,633
Short-term investments:	109,054	50,795

Total cash, cash equivalents, and short-term investments	286,498	312,428

Accounts receivable, net	103,430	110,376
Income tax receivable	9,938	9,825
Inventories, net	79,216	80,161
Deferred income taxes	5,032	4,578
Prepaid expenses and other current assets	13,167	13,000
Assets of discontinued operations	2,658	2,600

Total current assets	499,939	532,968

Property and equipment, net	342,059	348,013
Long-term investments	52,566	58,604
Intangible assets, net	121,975	125,037
Goodwill	244,003	244,003
Other assets	6,344	4,782

Total assets	$1,266,886	$1,313,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$40,765	$37,402
Accrued salaries and wages	16,191	13,471
Income taxes payable	7,290	5,314
Other current liabilities	3,462	7,938
Contingent payment due related to COTCO acquisition	—	60,000
Liabilities of discontinued operations	480	550

Total current liabilities	68,188	124,675
Long-term liabilities:
Deferred income taxes	37,035	38,048
Other long-term liabilities	4,199	4,199
Long-term liabilities of discontinued operations	745	745

Total long-term liabilities	41,979	42,992
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 28, 2008 and June 29, 2008; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 28, 2008 and June 29, 2008; 88,327 and 88,088 shares issued and outstanding at September 28, 2008 and June 29, 2008, respectively	110	110
Additional paid-in-capital	816,392	811,015
Accumulated other comprehensive income, net of taxes	8,606	8,923
Retained earnings	331,611	325,692

Total shareholders’ equity	1,156,719	1,145,740

Total liabilities and shareholders’ equity	$1,266,886	$1,313,407

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	September 28, 2008	September 23, 2007
	(Thousands, except per share data)
Revenue:
Product revenue, net	$134,693	$105,963
Contract revenue, net	5,685	7,423

Total revenue	140,378	113,386

Cost of revenue:
Product revenue, net	86,644	72,580
Contract revenue, net	4,371	6,066

Total cost of revenue	91,015	78,646

Gross profit	49,363	34,740

Operating expenses:
Research and development	17,275	12,777
Sales, general and administrative	22,918	18,164
Amortization of acquistion related intangibles	4,062	4,048
Loss on disposal or impairment of long-lived assets	405	734

Total operating expenses	44,660	35,723

Operating income (loss)	4,703	(983)

Non-operating income:
Gain on sale of investments, net	12	14,117
Other non-operating income	185	12
Interest income, net	2,792	3,715

Income from continuing operations before income taxes	7,692	16,861

Income tax expense	1,754	3,994

Income from continuing operations	5,938	12,867
Loss from discontinued operations, net of related income taxes	(19)	(154)

Net income	$5,919	$12,713

Earnings per share:
Basic:
Income from continuing operations	$0.07	$0.15

Loss from discontinued operations	$(0.00)	$(0.00)

Net income	$0.07	$0.15

Diluted:
Income from continuing operations	$0.07	$0.15

Loss from discontinued operations	$(0.00)	$(0.00)

Net income	$0.07	$0.15

Shares used in per share calculation:
Basic	87,851	84,683

Diluted	88,732	86,566

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 28, 2008	September 23, 2007
	(Thousands)
Cash flows from operating activities:
Net income	$5,919	$12,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,610	25,060
Stock-based compensation	5,433	3,245
Excess tax benefit from share-based payment arrangements	(106)	(976)
Impairment of inventory or loss on disposal or impairment of long-lived assets	405	734
Provision for doubtful accounts	117	391
Gain on sale of investment in securities	(12)	(14,117)
Amortization of premium/discount on investments	102	(108)
Changes in operating assets and liabilities:
Accounts receivable	7,104	(6,631)
Inventories	602	6,147
Prepaid expenses and other assets	(1,894)	(4,338)
Accounts payable, trade	3,423	(1,925)
Accrued expenses and other liabilities	(1,583)	5,361

Net cash provided by operating activities	42,120	25,556

Cash flows from investing activities:
Purchases of property and equipment	(11,869)	(11,225)
Payment of contingent consideration related to COTCO acquisition	(60,000)	—
Purchases of investments	(138,688)	(2,151)
Proceeds from maturities of investments	84,215	6,500
Proceeds from sale of property and equipment	18	25
Proceeds from sale of available-for-sale investments	1,039	17,000
Purchases of patent and licensing rights	(1,978)	(1,718)

Net cash (used in) provided by investing activities	(127,263)	8,431

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,842	7,601
Excess tax benefit from share-based payment arrangements	106	976
Repurchases of common stock	(2,744)	(168)

Net cash provided by financing activities	1,204	8,409

Effects of foreign exchange changes on cash and cash equivalents	(250)	—

Net (decrease) increase in cash and cash equivalents	(84,189)	42,396
Cash and cash equivalents:
Beginning of period	261,633	93,881

End of period	$177,444	$136,277

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Changes in Significant Accounting Policies

Description of Business

Cree, Inc. (collectively with its subsidiaries, the “Company”), a North Carolina corporation established in 1987, develops and manufactures semiconductor materials and devices primarily based on silicon carbide (“SiC”), gallium nitride (“GaN”) and related compounds. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (“GaAs”), sapphire and other materials used for certain electronic applications. The Company currently focuses on light emitting diode (“LED”) products, which consist of LED chips, LED components and LED lighting solutions. The Company also develops power and radio frequency (“RF”) products, including power switching and RF devices. The Company has products commercially available in each of these categories.

The Company derives the majority of its revenue from sales of its LED products. The Company also generates revenue from sales of SiC and GaN materials, and the Company earns revenue under government contracts that support some of its research and development programs.

Basis of Presentation

The consolidated balance sheet at September 28, 2008 and the consolidated statements of income for the three months ended September 28, 2008 and September 23, 2007, and the consolidated statements of cash flows for the three months ended September 28, 2008 and September 23, 2007 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at September 23, 2008, and for all periods presented, have been made. The consolidated balance sheet at June 29, 2008 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008 (“fiscal 2008”). The results of operations for the period ended September 28, 2008 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 28, 2009 (“fiscal 2009”).

Certain fiscal 2008 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2009 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

Recent Accounting Pronouncements

Fair Value Measurement

In the first quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements, and the resulting fair values calculated under SFAS 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. See Note 5 for the expanded disclosures required by this standard regarding the Company’s fair value measurements.

In addition, in February 2008 the Financial Accounting Standards Board (“FASB”) also released FASB Staff Position (FSP) FAS 157-1, which amended SFAS 157 to exclude certain leasing transactions from the scope of SFAS 157.

Fair Value Option for Financial Assets and Liabilities

The Company adopted the provisions of SFAS 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”) at the beginning of its first fiscal quarter of 2009. The adoption of the provisions of SFAS 159 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows, as the Company has currently chosen not to elect the fair value option for any items not already required to be measured at fair value in accordance with U.S. GAAP. SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value on an instrument-by-instrument basis, even if fair value measurement has not historically been required for such assets and liabilities.

Nonrefundable Advance Payments for Use in Future Research and Development Activities

The Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). The Company’s adoption of EITF 07-3 did not have a significant impact on its consolidated financial statements. EITF 07-3 requires non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting research and development activities to be recorded as an asset and recognized as an expense when the research and development activities are performed.

Accounting for Business Combinations

The Company intends to adopt and apply the provisions of SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) to business combinations prospectively beginning in its first quarter in fiscal 2010. Earlier adoption is prohibited. Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

Noncontrolling Interests in Consolidated Financial Statements

The Company intends to adopt SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”) beginning in its first quarter of fiscal 2010. Early adoption is prohibited, but upon adoption SFAS 160 requires retrospective presentation and disclosure related to existing minority interests. The Company does not expect the impact of the adoption of SFAS 160 to be material to its consolidated financial statements. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. SFAS 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. In addition, SFAS 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

Determination of the Useful Life of Intangible Assets

The Company intends to adopt Staff Position No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP”) in the beginning of its fiscal year 2010. The Company is currently evaluating the impact, if any, that adoption of this FSP will have on its consolidated financial position, results of operations and cash flows. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R (revised 2007) “Business Combinations” and other accounting principles generally accepted in the United States.

Derivative Instrument and Hedging Disclosures

The Company intends to adopt SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”) beginning in the Company’s second quarter of fiscal 2009. As SFAS 161 does not change the accounting for derivative instruments, its adoption will not have a material impact on the Company’s consolidated financial statements. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.

Hierarchy of Generally Accepted Accounting Principles

The Company intends to adopt SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to current auditing standards codified in AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have any impact on its consolidated financial statements. SFAS 162 provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.

Note 2. Acquisitions

Acquisition of LED Lighting Fixtures, Inc.

On February 29, 2008, the Company acquired LED Lighting Fixtures, Inc. (now Cree LED Lighting Solutions, Inc.) (“LLF”) through a wholly owned subsidiary. The Company acquired all of the outstanding share capital of LLF in exchange for total upfront consideration of $80.8 million, consisting of (1) $16.5 million in cash, (2) approximately 1.9 million shares of the Company’s common stock valued at $58.8 million, (3) the assumption of fully vested LLF employee stock options valued at $4.5 million, and (4) transaction costs of $1.0 million consisting primarily of professional fees incurred relating to attorneys, accountants and valuation advisors. Additional consideration of up to $26.4 million may be payable to the former shareholders of LLF if defined product development targets and key employee retention measures are achieved over the next three calendar years. If such contingent payments occur, these will be considered as additional purchase price and result in an increase in goodwill.

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

COTCO reached the required EBITDA target for fiscal 2008 and earned the first traunch of the additional consideration in the amount of $60.0 million. This resulted in additional purchase price and an increase to goodwill in the Company’s consolidated financial statements as of June 2008. The Company made a cash payment in the amount of $60.0 million to the former shareholder of COTCO in the first quarter of fiscal 2009. If certain defined EBITDA targets are met in fiscal 2009 by the operations acquired through the COTCO acquisition, an additional contingent payment of up to $65.0 million may be due to the former shareholder. This additional contingent payment may be settled in cash or common stock at the Company’s option, subject to certain limitations. If this remaining contingent payment were to occur, it would result in an increase to purchased goodwill.

The assets, liabilities, and operating results of COTCO have been included in the Company’s consolidated financial statements from the date of acquisition and are reflected in all periods presented in the accompanying financial statements.

Note 3. Financial Statement Details

Accounts Receivable, net

The following is a summary of the components of accounts receivable, net (in thousands):

	September 28, 2008	June 29, 2008
Billed trade receivables	$106,288	$111,851
Unbilled contract receivables	5,085	6,188

	111,373	118,039
Allowance for sales return	(6,107)	(5,944)
Allowance for bad debts	(1,836)	(1,719)

Total accounts receivable, net	$103,430	$110,376

Inventories

The following is a summary of the components of inventories (in thousands):

	September 28, 2008	June 29, 2008
Raw material	$17,850	$16,924
Work-in-progress	36,494	33,498
Finished goods	32,003	35,715

	86,347	86,137
Inventory reserve	(7,131)	(5,976)

Total inventories, net	$79,216	$80,161

Note 4. Investments

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

Note 5. Fair Value of Financial Instruments

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas, unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1 - Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•

Level 2 - Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. The financial assets for which the Company may be required to perform non-recurring fair value remeasurements (e.g., an impairment of assets) are any investments in privately-held companies. As of September 28, 2008, financial assets utilizing Level 1 inputs included cash equivalents such as money market deposits, and other investments with quoted prices available for identical items in active markets. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds and other instruments. The Company does not have any significant financial assets requiring the use of Level 3 inputs.

The following table sets forth financial instruments carried at fair value within the SFAS 157 hierarchy and using the lowest level of input (in thousands):

	Financial Instruments Carried at Fair Value
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$153,783	$—	$—	$153,783
Short-term investments	11,026	98,028	—	109,054
Long-term investments	13,607	38,959	—	52,566

Total assets	$178,416	$136,987	$—	$315,403

Realized gains and losses from the sale of investments are included in “Gain on sale of investments, net” and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be “other-than-temporary.”

The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be “other-than-temporary” on a periodic basis. It considers such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated recovery in market value.

Note 6. Intangible Assets and Goodwill

Intangible Assets

The following table reflects the components of intangible assets (in thousands):

	September 28, 2008	June 29, 2008
Customer relationships	$52,620	$52,620
Developed technology	51,860	51,860
Patent and license rights	56,467	54,596

	$160,947	$159,076
Accumulated amortization	(38,972)	(34,039)

Intangible assets, net	$121,975	$125,037

Total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, recognized during the three months ended September 28, 2008 and September 23, 2007, was $4.9 million and $4.8 million, respectively.

Goodwill

There were no changes in goodwill during the three months ended September 28, 2008.

Note 7. Shareholders’ Equity

As of September 28, 2008, there remained approximately 4.5 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 2009. During the fiscal quarter ended September 28, 2008, the Company repurchased approximately 0.1 million shares at an average price of $21.18 per share with an aggregate value of approximately $2.7 million.

Note 8. Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended
	September 28, 2008	September 23, 2007
Basic:
Net income	$5,919	$12,713

Weighted average common shares	87,851	84,683

Basic earnings per share	$0.07	$0.15

Diluted:
Net income	$5,919	$12,713

Weighted average common shares - basic	87,851	84,683
Dilutive effect of stock options, unvested shares and ESPP purchase rights	881	1,883

Weighted average common shares - diluted	88,732	86,566

Diluted earnings per share	$0.07	$0.15

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with SFAS No. 128, “Earnings per Share,” these shares were not included in calculating diluted earnings per share. For the three months ended September 28, 2008 and September 23, 2007, there were 6.3 million and 3.8 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

Note 9. Comprehensive Income

The following presents a summary of activity in comprehensive income (in thousands):

	Three Months Ended
	September 28, 2008	September 23, 2007
Net income	$5,919	$12,713

Other comprehensive income (loss):
Foreign currency translation adjustments	386	—
Cumulative change in accounting principle	—	(36)
Realized gain on sale of Color Kinetics stock, net of tax (Note 4)	—	(8,663)
Net unrealized loss on available-for-sale securities, net of tax	(703)	—

Total other comprehensive loss	(317)	(8,699)

Comprehensive income	$5,602	$4,014

Note 10. Stock-Based Compensation

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

Stock Option Awards

The following table summarizes outstanding option awards as of September 28, 2008, and changes during the three months then ended (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price
Outstanding at June 29, 2008	8,865	$27.76
Granted	1,710	$22.83
Exercised	(215)	$18.16
Forfeited or expired	(185)	$26.45

Outstanding at September 28, 2008	10,175	$27.16

Restricted Stock Awards

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of September 28, 2008, and changes during the three months then ended, follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at June 29, 2008	290	$24.44
Granted	167	$22.90
Vested	(3)	$22.53
Forfeited	(92)	$23.19

Nonvested at September 28, 2008	362	$24.06

Stock-Based Compensation Valuation and Expense

The Company accounts for its employee stock-based compensation plan using the fair value method. The fair value method requires the Company to estimate the grant date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term.

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

Total stock-based compensation expense, net of amounts capitalized into inventory was as follows (in thousands):

	Three Months Ended
Income Statement Classification	September 28, 2008	September 23, 2007
Cost of goods sold	$1,302	$914
Research and development	1,446	897
Sales, general and administrative	2,685	1,434

Total operating expenses	4,131	2,331

Total	$5,433	$3,245

Approximately $0.7 million and $1.2 million of stock-based compensation has been recorded in inventory in the Company’s consolidated balance sheets as of September 28, 2008 and June 29, 2008, respectively.

Note 11. Income Taxes

The variation between the Company’s effective tax rate and the U.S. statutory rate of 35 percent is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company’s periodic effective tax rate.

Effective with the beginning of the first quarter of fiscal 2008, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement.

At June 29, 2008, the Company had recognized $17.8 million of unrecognized tax benefits. During the three months ended September 28, 2008, the Company recognized a decrease in total unrecognized tax benefits of $11.2 million, as a result of the settlement of the Internal Revenue Service (“IRS”) examination for fiscal years 2006 and 2007 (and for fiscal years 1991-2005 for certain carryforward tax attributes claimed on the fiscal years 2006 and 2007 tax returns). As a result, the total amount of unrecognized tax benefits as of September 28, 2008 is $6.6 million. Of the $6.6 million, $6.2 million represents tax positions that, if recognized, would impact the effective tax rate, as of the effective date of SFAS 141(R). Under SFAS 141(R), changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period of an acquisition are to be recognized as a component of provision for income taxes rather than acquired goodwill. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $0.4 million of gross unrecognized tax benefits will change in the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. As of September 28, 2008, the Company had accrued $1.1 million of interest and penalties (which was previously recorded against goodwill).

The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years ended June 24, 2007 and prior. For foreign purposes, the Company is no longer subject to examination for tax periods 2001 and prior. During the three months ended September 28, 2008, the Company settled its examination by the Internal Revenue Service for fiscal years 2006 and 2007. For U.S. state tax returns the Company is generally no longer subject to tax examinations for fiscal years prior to 1997. The Company is currently under examination by the North Carolina Department of Revenue for fiscal years 2004 – 2007.

Note 12. Commitments and Contingencies

Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008 for a description of material legal proceedings.

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

Information set forth in this Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All information contained in this report relative to future markets for our products and trends in and anticipated levels of revenue, gross margins and expenses, as well as other statements containing words such as “believe,” “project,” “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made and we have no duty to update them if our views later change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A of this Quarterly Report.

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 28, 2008. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview of our Business and Products

Cree, Inc. (“Cree,” “we,” “our,” or “us,”) is a manufacturer of semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. We currently focus on light emitting diode (LED) products, which consist of LED chips, LED components and LED lighting solutions. We also develop power and radio frequency (RF) products, including power switching and RF devices. We generate revenues from the following product lines:

•

LED products. We derive the largest portion of our revenue from the sale of our LED products. Our LED products consist of our LED chips, LED components, including our XLamp® LED components and high-brightness LED components, and LED lighting solutions.

•

Materials products. These products include wafers that are based on SiC and/or GaN, which are used in manufacturing LEDs, RF and microwave devices, and power devices and for research and development. They also include SiC material in bulk crystal form, which is used in gemstone applications.

•	Power and RF products. These products include power switching devices made from SiC and also include RF devices made from SiC or GaN.

•	Contracts with government agencies. Government agencies provide us with funding to support the development of primarily SiC and GaN based new technology.

The majority of our products historically have been manufactured at our main production facilities in North Carolina. We also have been increasingly utilizing our facility in Huizhou, China for the manufacture of our LED components and use contract manufacturers in Asia for certain aspects of our manufacturing process.

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

Select industry factors affecting our business include, among others:

•

Overall demand for products and applications using LEDs. LED lighting is a developing technology especially as it concerns the general illumination market. The pace of adoption of LED lighting technology will impact the demand for LEDs.

•

Intense and constantly evolving competitive environment. Competition in the industry is intense. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share. To remain competitive, market participants generally must increase product performance and reduce costs to support lower average sales prices.

•

Intellectual property issues. Market participants rely on patented and non-patented proprietary information relating to product development, manufacturing and other core competencies of their business. Protection of intellectual property is critical. To enforce or protect intellectual property rights, litigation or threatened litigation commonly occurs.

Highlights of the First Quarter of Fiscal 2009

The following is a summary of our financial results for the three months ended September 28, 2008:

•	Our year over year revenues for the first fiscal quarter increased approximately 24% to $140.3 million;

•	Our year over year gross margin (gross profit as a percent of revenue) increased to 35.2% from 30.6% in the prior year quarter;

•

We achieved income from operations of $4.7 million in the first quarter of fiscal 2009 compared to a loss from operations of $1.0 million in the first quarter of fiscal 2008. Net income per diluted share was $0.07 compared to $0.15 for the first quarter of fiscal 2008;

•	We generated positive cash flow from operations of $42.1 million in the first quarter of fiscal 2009 compared to $25.6 million in the first quarter of fiscal 2008;

•	Combined cash, cash equivalents and marketable investments decreased $32.0 million or 9% to $339.0 million at September 28, 2008 compared to $371.0 million at June 29, 2008;

Results of Operations

The following table sets forth certain consolidated statement of income data for the periods indicated:

	Three Months Ended September 28, 2008		Three Months Ended September 23, 2007
(Dollars in Thousands, Except Per Share Amounts)	Dollars	% of Revenue	Dollars	% of Revenue
Net revenue	$140,378	100.0%	$113,386	100.0%
Cost of revenue	91,015	64.8%	78,646	69.4%

Gross profit	49,363	35.2%	34,740	30.6%

Research and development	17,275	12.3%	12,777	11.3%
Sales, general and administrative	22,918	16.3%	18,164	16.0%
Amortization of acquisition related intangibles	4,062	2.9%	4,048	3.6%
Loss on disposal or impairment of long-lived assets	405	0.3%	734	0.6%

Income (loss) from operations	4,703	3.4%	(983)	-0.9%
Gain on sale of investments, net	12	0.0%	14,117	12.5%
Other non-operating income	185	0.1%	12	0.0%
Interest income, net	2,792	2.0%	3,715	3.3%

Income before income taxes	7,692	5.5%	16,861	14.9%
Income tax expense	1,754	1.2%	3,994	3.5%

Income from continuing operations	5,938	4.3%	12,867	11.4%
Loss from discontinued operations, net of tax	(19)	0.0%	(154)	-0.1%

Net income	$5,919	4.3%	$12,713	11.3%

Diluted earnings per share from continuing operations	$0.07		$0.15

Revenues

Revenues for the first fiscal quarter of fiscal 2009 and fiscal 2008 were comprised of the following (in thousands, except percentages):

	Three Months Ended
	September 28, 2008	September 23, 2007	Change
LED products	$123,536	$93,464	$30,072	32%
Percent of total revenues	88%	82%
Material products	5,941	8,462	(2,521)	-30%
Percent of total revenues	4%	7%
Power and RF products	5,216	4,037	1,179	29%
Percent of total revenues	4%	4%

Total product revenues	134,693	105,963	28,730	27%
Percent of total revenues	96%	93%
Contracts	5,685	7,423	(1,738)	-23%
Percent of total revenues	4%	7%

Total revenues	$140,378	$113,386	$26,992	24%

LED Products

We derive the largest portion of our revenue from the sale of our LED products which comprised approximately 88% and 82% of our total revenues for the first quarter of fiscal 2009 and fiscal 2008, respectively. Our LED products consist of our LED chips, LED components, including our XLamp LED components and high-brightness LED components, and LED lighting solutions.

Revenue from our LED products increased approximately 32% to $123.5 million in the first quarter of fiscal 2009 from $93.5 million in the first quarter of fiscal 2008. Sales of LED components drove this growth and more than offset a slight decline in LED chip sales. Additionally, first quarter sales this year benefited from sales of LED lighting solutions products via the acquisition of LED Lighting Fixtures, Inc. in the third quarter of fiscal 2008. The blended average selling price for our LED products increased 47% in the first quarter of fiscal 2009 from the first quarter of fiscal 2008 due to a shift in product mix to a higher proportion of revenues generated from sales of our LED components and LED lighting solutions.

Materials Products

These products include wafers that are based on SiC and/or GaN, which are used in manufacturing LEDs, RF and microwave devices, power devices and for research and development. They also include SiC material in bulk crystal form, which is used in gemstone applications.

Revenue from materials products decreased 30% to $5.9 million in the first quarter of fiscal 2009 from $8.5 million in the first quarter of fiscal 2008. This decrease resulted in material product sales comprising 4% of our total revenues in the first quarter of fiscal 2009, compared to 7% of our total revenues in the first quarter of fiscal 2008. The decline was due primarily to lower material products sales to Charles & Colvard, Ltd. for use in gemstone applications.

Power and RF Products

These products include power switching devices made from SiC, which provide faster switching speeds than comparable silicon-based power devices, and also include RF devices made from SiC or GaN.

Revenue from power and RF increased approximately 29% to $5.2 million in the first quarter of fiscal 2009 from $4.0 million in the first fiscal quarter of 2008. For power products, the increase was due to an increase in unit shipments of products partially offset by a decrease in average selling prices. RF product revenues increased primarily due to a positive shift in product mix toward products with higher average selling prices. Revenues from our power and RF products comprised approximately 4% of our total revenues for the first quarter of fiscal 2009 and fiscal 2008.

Contracts

Government agencies provide us with funding to support the development of primarily SiC and GaN based new technology. We record this funding as revenue on contracts where the funding received exceeds our direct costs of performing these activities. Revenues from our contracts comprised 4% and 7% of our total revenues for the first quarter of fiscal 2009 and fiscal 2008, respectively.

Revenues from contracts decreased 23% to $5.7 million in the first quarter of fiscal 2009 from $7.4 million in the first fiscal quarter of fiscal 2008. Fluctuations in contract revenue were generally due to changes in the timing of the initiation of new research contracts, the value of those contracts and timing of the work performed. However, it should be noted that we have seen a recent trend of the federal government reducing its traditional levels of funding for SiC and GaN research.

Gross Profit

Cost of revenue includes materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products. Gross profit and gross margin (gross profit as a percentage of revenue) were as follows (in thousands, except percentages):

	Three Months Ended
	September 28, 2008	September 23, 2007	Change
Products, net	$48,049	$33,383	$14,666	44%
Product gross margin	35.7%	31.5%
Contracts, net	1,314	1,357	(43)	-3%
Contract gross margin	23.1%	18.3%

Total gross profit	$49,363	$34,740	$14,623	42%

Total gross margin	35.2%	30.6%

Gross profit from continuing operations in the first quarter of fiscal 2009 increased approximately 42% to $49.4 million from $34.7 million in the first quarter of fiscal 2008. Our gross margin also increased from 30.6% to 35.2%. Factors contributing to the increase in gross margin were changes in product mix to higher margin products and lower per unit production costs due to greater utilization of our LED chip factory and higher XLamp yields.

Research and Development

Research and development (R&D) expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment, R&D materials and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended
	September 28, 2008	September 23, 2007	Change
Research and development	$17,275	$12,777	$4,498	35%
Percent of total revenues	12%	11%

Research and development expenses in the first quarter of fiscal 2009 increased 35% to $17.3 million from $12.8 million in the first quarter of fiscal 2008. The increase was due to our continued research and development activities focusing on higher brightness LED chips, new and improved LED components, incremental expenditures related to the acquisition of LLF, transition to larger wafers and power and RF initiatives.

Sales, General and Administrative

Sales, general and administrative expenses are composed primarily of costs associated with our sales and marketing personnel and our executive and administrative personnel (for example, legal, finance, information technology and human resources personnel) and consist of: salaries and related compensation costs, consulting and other professional services (such as litigation and other outside legal counsel fees, audit and other compliance costs), facilities and insurance costs, and travel and other costs. The following table sets forth our sales, general and administrative expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended
	September 28, 2008	September 23, 2007	Change
Sales, general and administrative	$22,918	$18,164	$4,754	26%
Percent of total revenues	16%	16%

Sales, general and administrative expenses from continuing operations in the first quarter of fiscal 2009 increased 26% to $22.9 million from $18.2 million in the first quarter of fiscal 2008. The increase was due primarily to increased spending on sales and marketing as we look to expand our sales channels and penetrate new markets and the acquisition of LLF during the third quarter of fiscal 2008. Additionally, costs increased due to the general expansion of our business, increased employee compensation costs and higher costs related to certain ongoing patent litigation.

Amortization of Acquisition Related Intangibles

As a result of our acquisitions, we have recorded various intangible assets that require amortization, principally customer relationships and developed technologies. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	Three Months Ended
	September 28, 2008	September 23, 2007	Change
COTCO	$3,090	$3,862	$(772)
LLF	786	—	786
INTRINSIC	186	186	—

Total	$4,062	$4,048	$14

Amortization of acquisition related intangibles from continuing operations was $4.1 million in the first quarter of fiscal 2009 compared to $4.0 million in the first quarter of fiscal 2008. Year over year, amortization expense attributable to the intangibles acquired through the COTCO acquisition declined as certain assets were fully amortized by the end of the first quarter of fiscal 2009. This decline in amortization was offset by amortization of the intangibles acquired through the LLF acquisition that closed during the third quarter of fiscal 2008.

Loss on Disposal or Impairment of Long-Lived Assets, net

We operate a capital intensive business. As such, we dispose of a certain level of our equipment in the normal course of business as our production processes change, whether due to production improvement initiatives or product mix changes. Due to the risk of technological obsolescence or changes in our production process, we regularly review our equipment for possible impairments in value. The following table sets forth our loss on disposal or impairment of long-lived assets (in thousands):

	Three Months Ended
	September 28, 2008	September 23, 2007	Change
Loss on disposal or impairment of long-lived assets	$405	$734	$(329)

We recorded a net loss of $0.4 million on the disposal of long-lived assets in the first quarter of fiscal 2009 compared to a net loss of $0.7 million in the first quarter of fiscal 2008. These losses are due to the impairment or disposal of certain equipment and the impairment of certain capitalized patent costs.

Non-Operating Income

The following table sets forth our non-operating income (in thousands):

	Three Months Ended		Change
	September 28, 2008	September 23, 2007
Gain on sale of investments, net	$12	$14,117	$(14,105)
Interest income, net	$2,792	$3,715	$(923)
Other non-operating income	$185	$12	$173

During the first quarter of fiscal 2009, we did not have any significant gains or losses realized from the sale of our investments. In the first quarter of fiscal 2008 we recorded a gain on the sale of investments of $14.1 million principally related to the sale of our remaining holdings of Color Kinetics Incorporated common stock.

We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities, and other fixed interest rate investments. The primary objective of our investments is to preserve principal while maximizing our yields.

Net interest income was $2.8 million compared to $3.7 million for the first quarter of fiscal 2009 and fiscal 2008, respectively. Year over year interest income decreased due to lower average investment balances and declining interest rates on our fixed rate securities and cash and cash equivalent holdings.

Other non-operating income is comprised primarily of foreign exchange gains and losses.

Income Tax Benefit or Expense

The following table sets forth our income tax expense in dollars and our effective tax rate from continuing operations (in thousands, except percentages):

	Three Months Ended		Change
	September 28, 2008	September 23, 2007
Income tax expense	$1,754	$3,994	$(2,240)
Effective tax rate on continuing operations	22.8%	23.7%

The variation between the Company’s effective tax rate and the U.S. statutory rate of 35 percent is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on our periodic effective tax rate.

We recorded income tax expense of $1.8 million for an effective tax rate of 22.8% from continuing operations in the first quarter of fiscal 2009 as compared to income tax expense of $4.0 million for an effective tax rate of 23.7% from continuing operations in the first quarter of fiscal 2008. The decline in our effective tax rate is due to an increase in pretax income generated from our foreign operations.

On October 3, 2008, the U.S. government passed the Emergency Economic Stabilization Act of 2008 (H.R. 1424) which included a retroactive extension of the R&D tax credit. Any impact, if realized, is expected to have a positive effect on the projected annual effective tax rate and will be disclosed in our results for the second quarter of fiscal 2009, which includes the enactment date.

Income (Loss) from Discontinued Operations, Net of Related Income Tax Benefit

In fiscal 2006, we discontinued the operations of our Cree Microwave subsidiary. The following table sets forth our income (loss) from discontinued operations, net of tax (in thousands):

	Three Months Ended		Change
	September 28, 2008	September 23, 2007
Income (loss) from discontinued operations, net of tax	$(19)	$(154)	$135

Our losses from discontinued operations were not significant in the first quarter of fiscal 2009 as compared to a net loss of $0.2 million in the first quarter of fiscal 2008. Our losses were primarily attributable to continued expenses arising from our Sunnyvale facility operating lease that was associated with the operations of our discontinued Cree Microwave subsidiary.

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

Financial Condition

Our liquidity and capital resources depend on our cash flows from operations and our working capital. Our working capital increased to $434.6 million as of September 28, 2008 from $408.2 million at June 29, 2008, primarily due to positive cash flows from operations and cash generated through the exercise of employee stock options. The following table presents the components of our cash conversion cycle for our first fiscal quarter of 2009 and fourth fiscal quarter of 2008:

	September 28, 2008	June 29, 2008	Change
Days of sales outstanding (a)	66	73	(7)
Days of supply in inventory (b)	78	80	(2)
Days in accounts payable (c)	(40)	(37)	(3)

Cash conversion cycle	104	116	(12)

(a)	Days of sales outstanding (“DSO”) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and dividing that sum by average net revenue per day for the current quarter (90 days).

(b)	Days of supply in inventory (“DSI”) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days).
(c)	Days in accounts payable (“DPO”) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days).

Overall our cash conversion cycle, or days to cash, improved by a net twelve days. We experienced sequential improvements in DSO, DSI and DPO as we made significant strides in managing our working capital. Most notable was the seven day improvement in our DSO.

As of June 29, 2008, substantially all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at September 28, 2008 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of September 28, 2008.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for the remainder of fiscal 2009. We have and may continue to use a portion of our available cash and cash equivalents, or funds underlying our marketable securities, to repurchase shares of our common stock. With our strong working capital position, we believe that we have the ability to continue to invest in further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio, secure key intellectual properties, or expand our production capacity.

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Three Months Ended		Change
	September 28, 2008	September 23, 2007
Cash provided by operating activities	$42,120	$25,556	$16,564
Cash provided by (used in) investing activities	(127,263)	8,431	(135,694)
Cash provided by financing activities	1,204	8,409	(7,205)
Effects of foreign exchange changes	(250)	—	(250)

Net increase (decrease) in cash and cash equivalents	$(84,189)	$42,396	$(126,585)

The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $42.1 million in the first quarter of fiscal 2009 compared to $25.6 million in the first quarter of fiscal 2008. The increase in cash provided by operating activities during the first quarter of fiscal 2009 compared to the same period of the prior year is primarily due to higher operating income in the current year and the timing of cash receipts from our customers, offset somewhat by changes in our days of supply in inventory. In particular, DSO decreased by approximately seven days in the current quarter from year-end, whereas, DSO went up by approximately four days during the same period in the prior year. DSI improved by about two days in the current quarter from year-end, whereas, DSI went down by about seven days during the same period in the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities was $127.3 million in the first quarter of fiscal 2009 compared to net cash provided by investing activities of $8.4 million in the first quarter of fiscal 2008. Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and purchase of patent and license rights. Cash used in investing activities increased primarily as a result of the $60.0 million contingent consideration payment related to the COTCO acquisition and net higher amounts of available cash and equivalents utilized to acquire investment grade securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.2 million in the first quarter of fiscal 2009 compared to $8.4 million in the first quarter of fiscal 2008. Our cash flows from financing activities are principally composed of cash proceeds from the issuance of common stock primarily related to employee stock option exercises and employee stock plan purchases offset by cash outflows related to our repurchase of common stock. Cash provided by financing activities decreased year over year as we experienced a lower level of stock option exercise activity in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, in addition to increased repurchases of our common stock in the current year.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 28, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2008, in the section entitled “Contractual Obligations” for the future minimum lease payments due under our operating leases as of June 29, 2008.

Critical Accounting Policies and Estimates

For information about our other critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

Recent Accounting Pronouncements

See Note 1, “Basis of Presentation and Changes in Significant Accounting Policies,” to our unaudited financial statements in Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about our market risks, see Item 7a of our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2009 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to Note 12, “Commitments and Contingencies,” in our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2008 for a description of material legal proceedings.

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

Described below are various risks and uncertainties that may affect our business. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties, both known and unknown, including ones that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, may also affect our business. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.

Our operating results and margins may fluctuate significantly.

Current uncertainty in global economic conditions pose a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively affect product demand and other related matters. Consequently, demand could be different from our expectations due to factors including changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence; customer acceptance of our and our competitors’ products; changes in customer order patterns including order cancellations; and changes in the level of inventory at customers.

In addition, we have experienced significant fluctuations in our revenue, earnings and margins over the past few years, and we may continue to experience significant fluctuations in our revenue, earnings and margins in the future. Historically, the prices of our LEDs have declined based on market trends. We attempt to maintain our margins by constantly developing new or improved products, which provide greater value and result in higher average selling prices, or by lowering the cost to manufacture our LEDs. If we are unable to do so, our margins will decline.

Our operating results and margins may vary significantly in the future due to many other factors, including the following:

•	average sales prices for our products declining at a greater rate than anticipated;

•	fluctuations in foreign currency as more of our revenue may be in non-U.S. currencies;

•	our ability to develop, manufacture and deliver products in a timely and cost-effective manner;

•	variations in the amount of usable product produced during manufacturing (our “yield”);

•	our ability to improve yields and reduce manufacturing costs in order to allow lower product pricing without margin reductions;

•	our increased reliance on subcontractors for production capacity and logistics support;

•	our ability to cost effectively ramp up production capacity at our factories or the facilities of our subcontractors;

•	our ability to ramp up production of new products;

•	our ability to convert substrates used in our volume manufacturing to larger diameters, which generally allows for a more cost effective manufacturing process;

•	our ability to produce more efficient, higher brightness LED products that satisfy customer design requirements;

•	our ability to continue improving our current products and developing new products to specifications that meet the evolving needs of our customers;

•	changes in demand for our products and our customers’ products that may in turn cause fluctuations in our revenue and result in possible inventory obsolescence;

•	raw material price fluctuations, including certain commodities consumed in our production process;

•	effects of an economic slow-down in both consumer and non-consumer spending on products that incorporate our products;

•	changes in the competitive landscape, such as inventions of new technology, availability of higher brightness LED products, higher volume production and lower pricing from competitors;

•	changes in the mix of products we sell, which may vary significantly;

•	product returns or exchanges due to quality-related matters or improper use of our products;

•	changes in purchase commitments by our large customers, including those permitted under current contracts;

•	changes in production capacity and variations in the utilization of that capacity;

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

Additionally, the inability of our customers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. For example, if our customers do not have sufficient liquidity, they could reduce or limit new capital projects, which could result in lower demand to Cree and/or we may be at risk for any trade credit we have extended to them, due to their inability to repay us. This risk may increase if there is a general economic downturn affecting significant customers or a large number of our other customers and they are not able to adequately manage their business risks or do not properly disclose their financial condition to us.

If we fail to evaluate, implement and integrate strategic opportunities successfully, our business may suffer.

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions. For example, in July 2006 we acquired INTRINSIC Semiconductor Corporation, in March 2007 we acquired COTCO, and in February 2008 we acquired LLF. If we choose to make acquisitions, we face certain risks, such as failure of the acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired businesses, and difficulty in integrating the acquired business’s operations, personnel and financial and operating systems into our current business. We may not be able to successfully address these risks or any other problems that arise from our recent or future acquisitions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition could adversely affect our business, results of operations or financial condition.

If we are unable to effectively develop and expand the distribution channels for our component products and lighting solution products, our operating results may suffer.

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

Because our customers generally integrate our LED products into the products that they market and sell, our LED revenues depend on getting our LED products designed into a larger number of our customers’ products and our customers’ ability to sell those products. For example, some of our current customers, as well as prospective customers, create white LED components using our blue LEDs, in combination with phosphors. Sales of blue LED chips are highly dependent upon our customers’ ability to procure efficient phosphors, develop high quality and highly efficient white LED components and gain access to the necessary intellectual property rights. Even if our customers are able to develop competitive white LED components using our blue LED chips, there can be no assurance that our customers will be successful in the marketplace. We also have current and prospective customers that create lighting systems using our LED components. Sales of LED components for these applications are highly dependent upon our customers’ ability to develop high quality and highly efficient lighting products, including thermal design, optical design and power conversion. The lighting industry has traditionally not had this level of technical expertise for LED related designs, which may limit the success of our customers’ products. Even if our customers are able to develop efficient systems, there can be no assurance that our customers will be successful in the marketplace.

As a result of our entry into and continued expansion in new markets, such as packaged LEDs and LED lighting fixtures, our traditional customers may reduce orders.

Through acquisitions and organic growth, we have moved into and continue to expand in new markets, such as packaged LEDs and LED lighting fixtures. In these new markets, some of our current customers may now perceive us as a competitor. In response, our customers may reduce their orders for our products. This reduction in orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.

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

Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. The successful development and introduction of these products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions for market requirements and evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to expand sales and influence key customers to adopt our products;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities and at low enough costs for commercial sales;

•	our customers’ ability to develop competitive products incorporating our products; and

•	acceptance of our customers’ products by the market.

If any of these or other factors becomes problematic, we may not be able to develop and introduce these new products in a timely or cost-effective manner.

We face significant challenges managing our growth.

We have experienced a period of significant growth over the past few years that may challenge our management and other resources. We are also in the process of transforming our business to support a global components customer base. In order to manage our growth and change in our strategy effectively, we must continue to:

•	expand global sales, marketing and distribution;

•	implement and improve operating and information technology systems;

•	maintain adequate manufacturing facilities and equipment to meet customer demand;

•	maintain a sufficient supply of raw materials to support our growth;

•	expand the skills and capabilities of our current management team;

•	add experienced senior level managers;

•	attract and retain qualified employees with experience in engineering, design, sales and marketing; and

•	recruit and retain qualified manufacturing employees.

We expect to spend substantial amounts of money in supporting our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development and administrative functions to support a global components customer base. If we cannot attract qualified employees or manage growth and change effectively, our business, results of operations and financial condition could be adversely affected.

Litigation could adversely affect our operating results and financial condition.

We are defendants in pending litigation as described in Note 12, “Commitments and Contingencies,” in our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2008 that alleges, among other things, patent infringement. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

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

There can be no assurance that third parties will not attempt to assert infringement claims against us, or our customers, with respect to our products. In addition, our customers may face infringement claims directed to the customer’s products that incorporate our products, and an adverse result could impair the customer’s demand for our products. We have also promised certain of our customers that we will indemnify them in the event they are sued by our competitors for infringement claims directed to the products we supply. Under this indemnification obligation we may be responsible for future payments to resolve infringement claims against them. From time to time we receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. Where we believe the assertions may have merit or in other appropriate circumstances, we take appropriate steps to seek to obtain a license or to avoid the infringement. However, we cannot predict whether a license will be available or that we would find the terms of any license offered acceptable or commercially reasonable. Failure to obtain a necessary license could cause us to incur substantial liabilities and costs and to suspend the manufacture of products.

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

Our operations in foreign countries, including China and other Asian countries, expose us to certain risks inherent in doing business internationally, which may adversely affect our business, results of operations or financial condition.

As a result of acquisitions and organic growth, we have operations, manufacturing facilities and subcontract arrangements in foreign countries that expose us to certain risks, including the following:

•	foreign exchange fluctuations, as we conduct operations and have sales denominated in non-U.S. currencies;

•	protection of intellectual property and trade secrets;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	rising labor costs;

•	disruptions in the infrastructure of the foreign countries where we operate;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing international operations;

•	the burden of complying with foreign and international laws and treaties; and

•	the burden of complying with and changes in international taxation policies.

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

We expect that revenue from international sales will continue to represent the majority of our total revenue. International sales are subject to a variety of risks, including risks arising from currency fluctuations, tariffs, trade barriers, collection issues and taxes. Our international sales are subject to variability as our selling prices become less competitive in countries with currencies that are declining in value against the U.S. Dollar and more competitive in countries with currencies that are increasing in value against the U.S. Dollar.

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

In addition, if any of our large customers decreases their purchases from us, and we are not able to cost effectively adapt our production capacity accordingly, then our business and results of operations could be adversely impacted.

Variations in our production yields impact our ability to reduce costs and could cause our margins to decline and our operating results to suffer.

All of our products are manufactured using technologies that are highly complex. The number of usable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

•	variability in our process repeatability and control;

•	contamination of the manufacturing environment;

•	equipment failure, power outages or variations in the manufacturing process;

•	lack of consistency and adequate quality and quantity of piece parts and other raw materials;

•	losses from broken wafers or human errors;

•	defects in packaging either within our facilities or at our subcontractors; and

•	any transitions or changes in our production process, planned or unplanned.

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

We depend on a small number of sole source and limited source suppliers for certain raw materials, components, services and equipment used in manufacturing our products, including key materials and equipment used in critical stages of our manufacturing processes. Although alternative sources generally exist for these items, qualification of many of these alternative sources could take up to six months or longer. Where possible, we attempt to identify alternative sources for our sole and limited source suppliers.

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

Additionally, the inability of our suppliers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. This risk may increase if there is a general economic downturn affecting significant suppliers or a large number of our other suppliers in the event that they do not adequately manage their business. Any delay in product delivery or other interruption or variation in supply from these suppliers could prevent us from meeting commercial demand for our products. If we were to lose key suppliers, our key suppliers were unable to support our demand or we were unable to identify and qualify alternative suppliers, our manufacturing operations could be interrupted or hampered significantly.

The markets in which we operate are highly competitive and have evolving technology standards.

The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell nitride-based LED chips as well as those that sell packaged LEDs. Competitors are offering new blue, green and white LEDs with aggressive prices and improved performance. These competitors may reduce average sales prices faster than we are able to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average sales prices. The market for SiC wafers is also becoming competitive as other firms in recent years have begun offering SiC wafer products or announced plans to do so.

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

The manufacturing, assembling and testing of our products require the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to comply with any of these applicable laws or regulations could result in:

•	regulatory penalties, fines and legal liabilities;

•	suspension of production;

•	alteration of our fabrication, assembly and test processes; and

•	curtailment of our operations or sales.

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

In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. We generally do not have long-term employment agreements or other arrangements with our employees that would deter them from leaving. Hiring and retaining qualified executives, scientists, engineers, technical staff and sales personnel are critical to our business, and competition for experienced employees in our industry can be intense. To help attract, retain and motivate key employees, we use share-based incentive awards such as employee stock options and restricted stock. If the value of such stock awards does not appreciate, as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate employees could be weakened, which could harm our business and results of operations.

We are exposed to fluctuations in the market value of our investment portfolio and in interest rates, and therefore, impairment of our investments or lower investment income could harm our earnings.

We are exposed to market value and the inherent interest rate risk related to our investment portfolio. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities and other fixed interest rate investments. The primary objective of our investments is to preserve principal and we only acquire investments rated “A” grade or better. However, our investments are not all FDIC insured and may lose value; in addition, declines in underlying interest rates will have a negative impact on the income generated from our investments, which could materially adversely affect our results of operations.

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

We are required under generally accepted accounting principles to review our amortizable intangible assets and investments in equity interests for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets or goodwill may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our amortizable intangible assets or goodwill is determined to exist. This could adversely impact our results of operations.

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

The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2008). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the first quarter of fiscal 2009. The following table summarizes our stock repurchase activity for the first quarter of fiscal 2009 (in thousands, except per share amounts):

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased under the Program (1)
June 30 - July 27, 2008	—	$—	—	4,597
July 28 - August 24, 2008	—	$—	—	4,597
August 25 - September 28, 2008	153	$21.50	130	4,467

Total	153	$21.50	130	4,467

(1)	On January 18, 2001, we announced the authorization by our Board of Directors of a program to repurchase shares of our outstanding common stock. Several times since then, the Board of Directors has renewed the program and increased the number of shares that can be repurchased under the program. Most recently, on May 15, 2008, the Board of Directors approved the extension of our stock repurchase program through June 28, 2009. As of September 28, 2008, 14.3 million shares of our common stock had been approved for repurchase under the program, of which 4.5 million shares remain authorized for future repurchase.
(2)	Includes 22,556 shares repurchased in connection with tax withholding obligations under the Cree, Inc. 2004 Long-Term Incentive Compensation Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable, as the Company has no Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	Offer Letter Agreement, executed August 8, 2008, between Cree, Inc. and Steve Kelley (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 19, 2008)

10.2	Fiscal 2009 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.3	Notice of Grant to Charles M. Swoboda, dated August 18, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.4	Master Performance Unit Award Agreement, dated August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.5	Executive Change in Control Agreement, effective August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.6	Executive Change in Control Agreement, effective August 18, 2008, between Cree, Inc. and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.7	Executive Change in Control Agreement, effective August 19, 2008, between Cree, Inc. and Stephen D. Kelley (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.8	Cree, Inc. Severance Plan for Section 16 Officers (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.
Date: October 22, 2008
/s/ John T. Kurtzweil
John T. Kurtzweil
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Offer Letter Agreement, executed August 8, 2008, between Cree, Inc. and Steve Kelley (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 19, 2008)

10.2	Fiscal 2009 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.3	Notice of Grant to Charles M. Swoboda, dated August 18, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.4	Master Performance Unit Award Agreement, dated August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.5	Executive Change in Control Agreement, effective August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.6	Executive Change in Control Agreement, effective August 18, 2008, between Cree, Inc. and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.7	Executive Change in Control Agreement, effective August 19, 2008, between Cree, Inc. and Stephen D. Kelley (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.8	Cree, Inc. Severance Plan for Section 16 Officers (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002