Form 10-Q
period 2008-12-28
CREE INC
filed 2009-01-21
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2008

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 14, 2009, was 88,495,196.

CREE, INC.

FORM 10-Q

For the Quarterly Period Ended December 28, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

	December 28, 2008 (Unaudited)	June 29, 2008
	(Thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$195,237	$261,633
Short-term investments	126,956	50,795

Total cash, cash equivalents, and short-term investments	322,193	312,428
Accounts receivable, net	108,552	110,376
Income tax receivable	18,064	9,825
Inventories, net	78,816	80,161
Deferred income taxes	5,032	4,578
Prepaid expenses and other current assets	14,125	13,000
Assets of discontinued operations	2,002	2,600

Total current assets	548,784	532,968
Property and equipment, net	339,793	348,013
Long-term investments	43,325	58,604
Intangible assets, net	118,890	125,037
Goodwill	248,365	244,003
Other assets	7,342	4,782

Total assets	$1,306,499	$1,313,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$43,988	$37,402
Accrued salaries and wages	15,206	13,471
Income taxes payable	9,780	5,314
Deferred income taxes	1,178	—
Other current liabilities	4,631	7,938
Contingent payment due related to LLF acquisition	4,400	—
Contingent payment due related to COTCO acquisition	—	60,000
Liabilities of discontinued operations	480	550

Total current liabilities	79,663	124,675
Long-term liabilities:
Deferred income taxes	45,123	38,048
Other long-term liabilities	4,212	4,199
Long-term liabilities of discontinued operations	834	745

Total long-term liabilities	50,169	42,992
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 28, 2008 and June 29, 2008; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at December 28, 2008 and June 29, 2008; 88,113 and 88,088 shares issued and outstanding at December 28, 2008 and June 29, 2008, respectively	110	110
Additional paid-in-capital	823,762	811,015
Accumulated other comprehensive income, net of taxes	10,488	8,923
Retained earnings	342,307	325,692

Total shareholders’ equity	1,176,667	1,145,740

Total liabilities and shareholders’ equity	$1,306,499	$1,313,407

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
	(Thousands, except per share data)		(Thousands, except per share data)
Revenue:
Product revenue, net	$137,595	$111,341	$272,288	$217,304
Contract revenue, net	4,446	7,658	10,131	15,081
Up-front license fees	5,582	—	5,582	—

Total revenue	147,623	118,999	288,001	232,385

Cost of revenue:
Product revenue, net	86,831	71,251	173,475	143,831
Contract revenue, net	3,790	5,952	8,161	12,018
Up-front license fees	506	—	506	—

Total cost of revenue	91,127	77,203	182,142	155,849
Gross profit	56,496	41,796	105,859	76,536

Operating expenses:
Research and development	18,441	14,901	35,716	27,678
Sales, general and administrative	21,843	18,211	44,761	36,373
Amortization of acquisition related intangibles	4,062	4,048	8,124	8,096
Loss on disposal or impairment of long-lived assets	645	474	1,050	1,209

Total operating expenses	44,991	37,634	89,651	73,356
Operating income	11,505	4,162	16,208	3,180

Non-operating income:
Gain on sale of investments, net	53	—	65	14,117
Other non-operating (loss) income	(32)	66	153	78
Interest income, net	2,539	4,516	5,331	8,231

Income from continuing operations before income taxes	14,065	8,744	21,757	25,606
Income tax expense	3,218	2,104	4,972	6,098

Income from continuing operations	10,847	6,640	16,785	19,508
Loss from discontinued operations, net of related income taxes	(151)	(20)	(170)	(174)

Net income	$10,696	$6,620	$16,615	$19,334

Earnings per share:
Basic:
Income from continuing operations	$0.12	$0.08	$0.19	$0.23

Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income	$0.12	$0.08	$0.19	$0.23

Diluted:
Income from continuing operations	$0.12	$0.08	$0.19	$0.22

Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income	$0.12	$0.08	$0.19	$0.22

Shares used in per share calculation:
Basic	88,057	85,190	87,954	84,936

Diluted	88,511	86,848	88,619	86,713

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 28, 2008	December 30, 2007
	(Thousands)
Cash flows from operating activities:
Net income	$16,615	$19,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,696	49,711
Stock-based compensation	10,542	7,184
Excess tax benefit from share-based payment arrangements	(251)	(1,562)
Loss on disposal or impairment of long-lived assets	1,050	1,209
Provision for doubtful accounts	611	423
Gain on sale of investment in securities	(65)	(14,117)
Amortization of premium/discount on investments	605	(228)
Changes in operating assets and liabilities:
Accounts receivable	1,533	(11,125)
Inventories	1,187	(4,263)
Prepaid expenses and other assets	(3,228)	3,442
Accounts payable, trade	6,972	3,166
Accrued expenses and other liabilities	473	7,472

Net cash provided by operating activities	84,740	60,646

Cash flows from investing activities:
Purchases of property and equipment	(31,266)	(21,095)
Purchases of patent and licensing rights	(3,937)	(3,443)
Payment of contingent consideration related to COTCO acquisition	(60,000)	—
Purchases of investments	(212,127)	(32,769)
Proceeds from sales and maturities of investments	152,735	93,670
Proceeds from sale of property and equipment	36	52

Net cash (used in) provided by investing activities	(154,559)	36,415

Cash flows from financing activities:
Net proceeds from issuance of common stock	6,395	12,849
Excess tax benefit from share-based payment arrangements	251	1,562
Repurchases of common stock	(2,744)	(168)

Net cash provided by financing activities	3,902	14,243

Effects of foreign exchange changes on cash and cash equivalents	(479)	—

Net (decrease) increase in cash and cash equivalents	(66,396)	111,304
Cash and cash equivalents:
Beginning of period	$261,633	$93,881

End of period	$195,237	$205,185

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Cree, Inc. (collectively with its subsidiaries, the “Company”), a North Carolina corporation established in 1987, develops and manufactures semiconductor materials and devices primarily based on silicon carbide (“SiC”), gallium nitride (“GaN”) and related compounds. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (“GaAs”), sapphire and other materials used for certain electronic applications. The Company currently focuses on light emitting diode (“LED”) products, which consist of LED chips, LED components and LED lighting products. The Company also develops power and radio frequency (“RF”) products, including power switching and RF devices. The Company has products commercially available in each of these categories.

The Company derives the majority of its revenue from sales of its LED products. The Company also generates revenue from sales of SiC and GaN materials, and the Company earns revenue under government contracts that support some of its research and development programs.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet at December 28, 2008 and the consolidated statements of income for the three and six months ended December 28, 2008 and December 30, 2007, and the consolidated statements of cash flows for the six months ended December 28, 2008 and December 30, 2007 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at December 28, 2008, and for all periods presented, have been made. The consolidated balance sheet at June 29, 2008 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008 (“fiscal 2008”). The results of operations for the periods ended December 28, 2008 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 28, 2009 (“fiscal 2009”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2009 fiscal year extends from June 30, 2008 to June 28, 2009 and will be a 52-week fiscal year. The Company’s 2008 fiscal year extended from June 25, 2007 to June 29, 2008 and was a 53-week fiscal year.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

Uses of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, provision for inventory obsolescence, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, product warranty obligations, employee stock options, and contingencies and litigation, among others. The Company generally bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ from those estimates.

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

The Company reassesses the appropriateness of the classification (i.e., held-to-maturity, trading securities, or available-for-sale) of its investments at the end of each reporting period. During fiscal 2008, the Company determined that its marketable securities previously classified as held-to-maturity should be reclassified to available-for-sale. This was based upon management’s determination that it no longer had the positive intent to hold the securities to maturity, as the underlying cash invested in these securities would be made available for operations.

When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline is other-than-temporary. Among other things, the Company considers the duration and extent of the decline and economic factors influencing the markets. To date, the Company has had no such other-than-temporary declines below cost basis. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses on the Company’s investments are reported in other income and expense. Investments in marketable securities with maturities beyond one year may be classified as short term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

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

Contingent Liabilities

The Company has certain unresolved legal matters, as discussed further in Note 12. The Company provides for contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). In accordance with SFAS 5, a loss contingency is charged to income when (1) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (2) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred. The Company expenses all legal costs incurred to resolve regulatory, legal and tax matters as incurred. In cases where its insurance carrier has agreed to reimburse the Company for legal costs, including any accrued losses, the Company records a receivable in its consolidated financial statements for any such amounts, which are included in prepaid expenses and other current assets.

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

The revenue and expense classification for contract activities is based on the nature of the contract. For contracts under which the Company anticipates that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts under which the Company anticipates that direct costs of the activities subject to the contract will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding is reported as an offset of those expenses.

From time to time, the Company may enter into licensing arrangements related to its intellectual property. Revenue from licensing arrangements is recognized when earned and estimable. The timing of revenue recognition is dependent on the terms of each license agreement. Generally, the Company will recognize non refundable up-front license fees related to patent licenses immediately upon receipt of the funds and if the Company has no significant future obligations to perform under the arrangement. However, the Company will defer recognition for licensing fees where: the Company has future performance requirements; the fee is not fixed (such as royalties earned as a percentage of future sales); or the fees are otherwise not guaranteed.

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

Advertising

The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in selling, general and administrative expenses.

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

Accounting for Stock-Based Compensation

The Company applies the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). As a result the Company recognizes compensation expense in its consolidated financial statements for all share-based payments granted based on the fair value on the date of grant. Compensation expense is then recognized over the awards’ respective vesting periods.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts and interest receivable, accounts payable and other liabilities approximate their fair values at December 28, 2008 and June 29, 2008.

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

Recent Accounting Pronouncements

Fair Value Measurement

In the first quarter of fiscal 2009, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements, and the resulting fair values calculated under SFAS 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. See Note 5 for the expanded disclosures required by this standard regarding the Company’s fair value measurements.

In addition, in February 2008 the Financial Accounting Standards Board (“FASB”) also released FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amended SFAS 157 to exclude certain leasing transactions from the scope of SFAS 157.

Fair Value Option for Financial Assets and Liabilities

The Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”), at the beginning of its first quarter of fiscal 2009. The adoption of the provisions of SFAS 159 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows, as the Company has currently chosen not to elect the fair value option for any items not already required to be measured at fair value in accordance with U.S. GAAP. SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value on an instrument-by-instrument basis, even if fair value measurement has not historically been required for such assets and liabilities.

Nonrefundable Advance Payments for Use in Future Research and Development Activities

The Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”) at the beginning of its first quarter of fiscal 2009. The Company’s adoption of EITF 07-3 did not have a significant impact on its consolidated financial statements. EITF 07-3 requires nonrefundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting research and development activities to be recorded as an asset and recognized as an expense when the research and development activities are performed.

Accounting for Business Combinations

The Company intends to adopt and apply the provisions of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) to business combinations prospectively beginning in its first quarter of fiscal 2010. Earlier adoption is prohibited. Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

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

Determination of the Useful Life of Intangible Assets

The Company intends to adopt FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” in its first quarter of fiscal 2010. The Company is currently evaluating the impact, if any, that adoption of this FSP will have on its consolidated financial position, results of operations and cash flows. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R) and other U.S. GAAP principles.

Derivative Instrument and Hedging Disclosures

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”) beginning in its second quarter of fiscal 2009. As SFAS 161 does not change the accounting for derivative instruments and as the Company currently does not hold any derivative instruments, its adoption did not have a material impact on the Company’s consolidated financial statements. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.

Hierarchy of Generally Accepted Accounting Principles

The Company intends to adopt SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), 60 days following approval by the Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board amendments to current auditing standards codified in AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have any impact on its consolidated financial statements. SFAS 162 provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities.

International Financial Reporting Standards

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

Note 2. Acquisitions

Acquisition of LED Lighting Fixtures, Inc.

On February 29, 2008 the Company acquired LED Lighting Fixtures, Inc. (now Cree LED Lighting Solutions, Inc.) (“LLF”) through a wholly owned subsidiary. The Company acquired all of the outstanding share capital of LLF in exchange for total upfront consideration of $80.8 million, consisting of (1) $16.5 million in cash, (2) approximately 1.9 million shares of the Company’s common stock valued at $58.8 million, (3) the assumption of fully vested LLF employee stock options valued at $4.5 million, and (4) transaction costs of $1.0 million consisting primarily of professional fees incurred relating to attorneys, accountants and valuation advisors. Additional consideration of up to $26.3 million may be payable to the former shareholders of LLF if defined product development targets and key employee retention measures are achieved over the three calendar years following the acquisition.

As of December 28, 2008, $4.4 million of this contingent consideration to the former shareholders of LLF was accrued based on Company management’s review of the status of certain defined product development targets. Subject to the Company’s Board of Directors confirming achievement of the targets, the Company intends to make a $4.4 million cash payment to the former shareholders of LLF during its third quarter of fiscal 2009. This additional payment is reflected as a current obligation and an increase to goodwill in the Company’s consolidated financial statements. If LLF continues to meet certain defined product development targets during the following two calendar years, additional contingent cash payments totaling $21.9 million may be payable to the former shareholders of LLF. If such contingent payments occur, these will be considered as additional purchase price and result in an increase in goodwill.

The assets, liabilities, and operating results of LLF have been included in the Company’s consolidated financial statements from the date of acquisition.

Acquisition of COTCO Luminant Device Limited

On March 30, 2007, the Company acquired COTCO Luminant Device Limited, a Hong Kong company (now Cree Hong Kong Limited) (“COTCO”), from COTCO Holdings Limited, a Hong Kong company (now United Luminous International (Holdings) Limited) (“Holdings”). The Company acquired all of the outstanding share capital of COTCO in exchange for consideration consisting of approximately 7.6 million shares of the Company’s common stock and $77.3 million in cash. Additional consideration of up to $125.0 million may be payable to Holdings or its designees in the event COTCO achieves specific EBITDA targets over the Company’s two full fiscal years following the acquisition.

COTCO reached the required EBITDA target for fiscal 2008 and earned the first tranche of the additional consideration in the amount of $60.0 million. This resulted in additional purchase price and an increase to goodwill in the Company’s consolidated financial statements as of June 2008. The Company made a cash payment in the amount of $60.0 million to the former shareholder of COTCO in the first quarter of fiscal 2009. If certain defined EBITDA targets are met in fiscal 2009 by the operations acquired through the COTCO acquisition, an additional contingent payment of up to $65.0 million may be due to the former shareholder. This additional contingent payment may be settled in cash or common stock at the Company’s option, subject to certain limitations. If this remaining contingent payment were to occur, it would result in an increase to purchased goodwill.

The assets, liabilities, and operating results of COTCO have been included in the Company’s consolidated financial statements from the date of acquisition and are reflected in all periods presented in the accompanying financial statements.

Note 3. Financial Statement Details

Accounts Receivable, net

The following is a summary of the components of accounts receivable, net (in thousands):

	December 28, 2008	June 29, 2008
Billed trade receivables	$113,757	$111,851
Unbilled contract receivables	4,196	6,188

	117,953	118,039
Allowance for sales return	(6,923)	(5,944)
Allowance for bad debts	(2,478)	(1,719)

Total accounts receivable, net	$108,552	$110,376

Inventories

The following is a summary of the components of inventories (in thousands):

	December 28, 2008	June 29, 2008
Raw material	$17,116	$16,924
Work-in-progress	34,285	33,498
Finished goods	35,228	35,715

	86,629	86,137
Inventory reserve	(7,813)	(5,976)

Total inventories, net	$78,816	$80,161

Note 4. Investments

During the fourth quarter of fiscal 2007, Color Kinetics Incorporated (“Color Kinetics”) announced that it had been acquired. The transaction closed during the Company’s first quarter of fiscal 2008 ended September 23, 2007, and as a result the Company liquidated its remaining 500,000 shares of Color Kinetics stock. The Company no longer holds an equity investment in Color Kinetics. The Company received proceeds of $17.0 million and recognized a pre-tax gain of $14.1 million from this transaction in the consolidated statement of income during its first quarter of fiscal 2008 ended September 23, 2007.

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

•

Level 1—Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•

Level 2—Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. The financial assets for which the Company may be required to perform non-recurring fair value remeasurements (e.g., an impairment of assets) are any investments in privately-held companies. As of December 28, 2008, financial assets utilizing Level 1 inputs included cash equivalents such as money market deposits, and other investments with quoted prices available for identical items in active markets. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds and other instruments. The Company does not have any significant financial assets requiring the use of Level 3 inputs.

The following table sets forth financial instruments carried at fair value within the SFAS 157 hierarchy and using the lowest level of input as of December 28, 2008 (in thousands):

	Financial Instruments Carried at Fair Value
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$99,913	$—	$—	$99,913
Short-term investments	5,140	121,816	—	126,956
Long-term investments	11,669	31,656	—	43,325

Total assets	$116,722	$153,472	$—	$270,194

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

Note 6. Intangible Assets and Goodwill

Intangible Assets

The following table reflects the components of intangible assets (in thousands):

	December 28, 2008	June 29, 2008
Customer relationships	$52,620	$52,620
Developed technology	51,860	51,860
Patent and license rights	58,332	54,596

	$162,812	$159,076
Accumulated amortization	(43,922)	(34,039)

Intangible assets, net	$118,890	$125,037

Total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, recognized during the three and six months ended December 28, 2008 was $5.0 million and $9.9 million, respectively. For the three and six months ended December 30, 2007, total amortization expense, including amortization of acquisition related intangibles, patents and license rights, was $4.9 million and $9.7 million, respectively.

Goodwill

Goodwill increased from approximately $244.0 million at June 29, 2008 to approximately $248.4 million at December 28, 2008 due primarily to the accrued contingent consideration payment related to the acquisition of LLF.

Note 7. Shareholders’ Equity

As of December 28, 2008, there remained approximately 4.5 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 2009. During the fiscal quarter ended December 28, 2008, the Company did not repurchase any shares. For the six months ended December 28, 2008, the Company repurchased approximately 0.1 million shares at an average price of $21.18 per share with an aggregate value of approximately $2.7 million.

Note 8. Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Basic:
Net income	$10,696	$6,620	$16,615	$19,334

Weighted average common shares	88,057	85,190	87,954	84,936

Basic earnings per share	$0.12	$0.08	$0.19	$0.23

Diluted:
Net income	$10,696	$6,620	$16,615	$19,334

Weighted average common shares - basic	88,057	85,190	87,954	84,936
Dilutive effect of stock options, unvested shares and ESPP purchase rights	454	1,658	665	1,777

Weighted average common shares - diluted	88,511	86,848	88,619	86,713

Diluted earnings per share	$0.12	$0.08	$0.19	$0.22

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with SFAS 128, these shares were not included in calculating diluted earnings per share. For the three and six months ended December 28, 2008 there were 9.3 million and 7.8 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive. For the three and six months ended December 30, 2007 there were 4.6 million and 4.2 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

Note 9. Comprehensive Income

The following presents a summary of activity in comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Net income	$10,696	$6,620	$16,615	$19,334

Other comprehensive income (loss):
Foreign currency translation adjustments	(91)	5	294	5
Cumulative change in accounting principle	—	—	—	(36)
Realized gain on sale of Color Kinetics stock, net of tax (Note 4)	—	—	—	(8,829)
Net unrealized income on available-for-sale securities, net of tax	1,974	—	1,271	166

Total other comprehensive income (loss)	1,883	5	1,565	(8,694)

Comprehensive income	$12,579	$6,625	$18,180	$10,640

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

Stock Option Awards

The following table summarizes outstanding option awards as of December 28, 2008, and changes during the six months then ended (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at June 29, 2008	8,865	$27.76
Granted	1,763	22.74
Exercised	(229)	17.61
Forfeited or expired	(291)	27.22

Outstanding at December 28, 2008	10,108	$27.13

Restricted Stock Awards

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of December 28, 2008, and changes during the six months then ended, follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant- Date Fair Value per Share
Nonvested at June 29, 2008	290	$24.44
Granted	167	$22.90
Vested	(3)	$22.53
Forfeited	(92)	23.19

Nonvested at December 28, 2008	362	$24.06

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures are based primarily upon historical experience.

Total stock-based compensation expense, net of amounts capitalized into inventory was as follows (in thousands):

	Three Months Ended		Six Months Ended
Income Statement Classification	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Cost of goods sold	$883	$727	$2,185	$1,641

Research and development	1,247	1,039	2,693	1,936
Sales, general and administrative	2,979	2,172	5,664	3,607

Total operating expenses	4,226	3,211	8,357	5,543

Total	$5,109	$3,938	$10,542	$7,184

Approximately $0.8 million and $1.2 million of stock-based compensation has been recorded in inventory in the Company’s consolidated balance sheets as of December 28, 2008 and June 29, 2008, respectively.

Note 11. Income Taxes

The variation between the Company’s effective tax rate and the U.S. statutory rate of 35% is primarily due to the consolidation of its foreign operations, which are generally subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company’s periodic effective tax rate.

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

At June 29, 2008, the Company had recognized $17.8 million of unrecognized tax benefits. During the six months ended December 28, 2008, the Company recognized a decrease in total unrecognized tax benefits of $11.2 million, as a result of the settlement of the Internal Revenue Service (“IRS”) examination for fiscal years 2006 and 2007 (and for fiscal years 1991-2005 for certain carryforward tax attributes claimed on the fiscal years 2006 and 2007 tax returns). As a result, the total amount of unrecognized tax benefits as of December 28, 2008 is $6.6 million. Of the $6.6 million, $6.2 million represents tax positions that, if recognized, would impact the effective tax rate, as of the effective date of SFAS 141(R). Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $0.4 million of gross unrecognized tax benefits will change in the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. As of December 28, 2008, the Company had accrued $1.1 million of interest and penalties (which was previously recorded against goodwill when established and remains unchanged).

The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years ended June 24, 2007 and prior. For foreign purposes, the Company is no longer subject to examination for tax periods 2001 and prior. During the six months ended December 28, 2008, the Company settled its examination by the Internal Revenue Service for fiscal years 2006 and 2007. For U.S. state tax returns the Company is generally no longer subject to tax examinations for fiscal years 2003 and prior (and for fiscal year 1998 through fiscal year 2003 for certain carryforward tax attributes). The Company is currently under examination by the North Carolina Department of Revenue for fiscal years 2004 – 2007.

Note 12. Commitments and Contingencies

Please refer to the section entitled “Litigation” under Note 12—Commitments and Contingencies of the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008 for a description of material legal proceedings, including the proceedings discussed below.

Bridgelux Patent Litigation

In December 2008, the Company, Boston University, and Bridgelux, Inc. (“Bridgelux”) entered into an agreement to resolve the litigation between the parties. Pursuant to the settlement agreement, all claims and counterclaims in the lawsuits have been dismissed without prejudice. The Company granted Bridgelux a license to the Company and Boston University patents at issue in the litigation, and Bridgelux agreed to pay a license fee and royalties. In addition, Bridgelux and the Company entered into a supply agreement under which the Company is to supply LED chips to Bridgelux.

Other Matters

The Company is currently a party to certain unresolved legal proceedings incidental to its business. Although the resolution of these matters cannot be predicted with certainty, it is management’s judgment that the outcome will not likely have a material adverse effect on the Company’s business or its consolidated financial condition or results of operations. If an unfavorable resolution occurs, the Company’s business, results of operations or financial condition could be materially adversely affected.

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

Overview of Our Business and Products

Cree, Inc. (“Cree,” “we,” “our,” or “us,”) is a manufacturer of semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. We currently focus on light emitting diode (LED) products, which consist of LED chips, LED components and LED lighting products. We also develop power and radio frequency (RF) products, including power switching and RF devices. Most of our revenues are generated from the following:

•

LED products. We derive the largest portion of our revenue from the sale of our LED products. Our LED products consist of our LED chips, LED components, including our XLamp® LED components and high-brightness LED components, and LED lighting products.

•

Materials products. Revenues include the sale of wafers that are based on SiC and/or GaN, which are used in manufacturing LEDs, RF devices, and power devices and for research and development. They also include the sale of SiC material in bulk crystal form, which is used in gemstone applications and revenues from certain materials related licensing arrangements.

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

Industry Dynamics

Our business is primarily focused on selling our LED products. LEDs are currently used to provide energy-efficient lighting in the automotive, mobile phone, liquid crystal display (LCD) backlighting, gaming, signals, indoor and outdoor illumination and video screen markets. LED lighting products are in the initial stages of introduction to the general illumination market. As LED technology continues to develop and improve, we believe the potential market for LED lighting applications will continue to expand.

Select industry factors affecting our business include, among others:

•

Overall demand for products and applications using LEDs. Our LEDs are used in a wide range of applications, including the developing market of LED lighting. The pace of adoption of LED lighting technology for the general illumination market will impact the demand for LEDs. Although we have seen increased adoption of LEDs in lighting products over the last several quarters, the recession has reduced demand for LEDs in consumer, mobile and automotive applications.

•

Economic Recession. The economic recession has reduced demand for some of our products and reduced visibility in demand from both our distributors and other customers. A continued recession may impact the viability of our vendors and customers, which could result in supply constraints from vendors and reduced customer demand. In addition, an inability to obtain financing could impact our customers’ ability to pay us on time or at all. This has increased the chance that our actual results could differ from our targets.

•

Intense and constantly evolving competitive environment. Competition in the industry is intense. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share. To remain competitive, market participants generally must increase product performance and reduce costs to support lower average sales prices. As overall market demand slows, pricing pressure generally increases.

•

Intellectual property issues. Market participants rely on patented and non-patented proprietary information relating to product development, manufacturing and other core competencies of their business. Protection of intellectual property is critical. To enforce or protect intellectual property rights, litigation or threatened litigation commonly occurs.

Highlights of the Second Quarter of Fiscal 2009

The following is a summary of our financial results for the three months ended December 28, 2008:

•

Our year over year revenues increased approximately 24% to $147.6 million. These amounts include the impact of up-front license fees of $5.6 million. Excluding the impact of these fees, our year over year revenues for the quarter increased approximately 19%;

•

Our year over year gross margin % (gross profit as a percent of revenue) increased to 38.3% from 35.1% in the prior year. 1.2 points of this gross margin % increase is the result of up-front license fees in the second quarter of fiscal 2009, which had a $5.1 million effect on gross profit;

•

We achieved income from operations of $11.5 million in the second quarter of fiscal 2009 compared to $4.2 million in the second quarter of fiscal 2008. Net income per diluted share was $0.12 compared to $0.08 for the second quarter of fiscal 2008;

•	We settled our outstanding patent litigation with Bridgelux;

•	We signed certain patent licensing arrangements that resulted in up-front licensing revenues of approximately $5.6 million for the quarter ended December 28, 2008;

•	Combined cash, cash equivalents and marketable investments increased $26.4 million to $365.5 million at December 28, 2008 (compared to $339.1 million at September 28, 2008);

Results of Operations

The following table sets forth certain consolidated statement of income data for the periods indicated:

	Three Months Ended
	December 28, 2008		December 30, 2007
(Dollars in Thousands, Except Per Share Amounts)	Dollars	% of Revenue	Dollars	% of Revenue
Net revenue	$147,623	100.0%	$118,999	100.0%
Cost of revenue	91,127	61.7%	77,203	64.9%

Gross profit	56,496	38.3%	41,796	35.1%

Research and development	18,441	12.5%	14,901	12.5%
Sales, general and administrative	21,843	14.8%	18,211	15.3%
Amortization of acquisition related intangibles	4,062	2.8%	4,048	3.4%
Loss on disposal or impairment of assets	645	0.4%	474	0.4%

Income from continuing operations	11,505	7.8%	4,162	3.5%
Gain on sale of investments, net	53	0.0%	—	0.0%
Other non-operating (loss) income	(32)	0.0%	66	0.1%
Interest income, net	2,539	1.7%	4,516	3.8%

Income from continuing operations before income taxes	14,065	9.5%	8,744	7.4%
Income tax expense	3,218	2.2%	2,104	1.8%

Income from continuing operations	10,847	7.3%	6,640	5.6%
Loss from discontinued operations	(151)	-0.1%	(20)	0.0%

Net income	$10,696	7.2%	$6,620	5.6%

Diluted EPS	$0.12		$0.08

	Six Months Ended
	December 28, 2008		December 30, 2007
(Dollars in Thousands, Except Per Share Amounts)	Dollars	% of Revenue	Dollars	% of Revenue
Net revenue	$288,001	100.0%	$232,385	100.0%
Cost of revenue	182,142	63.2%	155,849	67.1%

Gross profit	105,859	36.8%	76,536	32.9%

Research and development	35,716	12.4%	27,678	11.9%
Sales, general and administrative	44,761	15.5%	36,373	15.7%
Amortization of acquisition related intangibles	8,124	2.8%	8,096	3.5%
Loss on disposal or impairment of assets	1,050	0.4%	1,209	0.5%

Income from continuing operations	16,208	5.6%	3,180	1.4%
Gain on sale of investments, net	65	0.0%	14,117	6.1%
Other non-operating income	153	0.1%	78	0.0%
Interest income, net	5,331	1.9%	8,231	3.5%

Income from continuing operations before income taxes	21,757	7.6%	25,606	11.0%
Income tax expense	4,972	1.7%	6,098	2.6%

Income from continuing operations	16,785	5.8%	19,508	8.4%
Loss from discontinued operations	(170)	-0.1%	(174)	-0.1%

Net income	$16,615	5.8%	$19,334	8.3%

Diluted EPS	$0.19		$0.22

Revenues

Revenues were comprised of the following (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 28, 2008	December 30, 2007			December 28, 2008	December 30, 2007
LED products	$126,933	$99,043	$27,890	28%	$250,469	$192,506	$57,963	30%
Percent of total revenues	86%	83%			87%	83%
Materials products	5,716	7,539	(1,823)	-24%	11,657	16,001	(4,344)	-27%
Percent of total revenues	4%	6%			4%	7%
Power and RF products	4,946	4,759	187	4%	10,162	8,797	1,365	16%
Percent of total revenues	3%	4%			4%	4%

Total product revenues	137,595	111,341	26,254	24%	272,288	217,304	54,984	25%
Percent of total revenues	93%	94%			95%	94%
Contracts	4,446	7,658	(3,212)	-42%	10,131	15,081	(4,950)	-33%
Percent of total revenues	3%	6%			4%	6%
Up-front license fees	5,582	—	5,582	100%	5,582	—	5,582	100%
Percent of total revenues	4%	0%			2%	0%

Total revenues	$147,623	$118,999	$28,624	24%	$288,001	$232,385	$55,616	24%

LED Products

We derive the largest portion of our revenue from the sale of LED products which comprised approximately 86% and 83% of our total revenues for the second quarter of fiscal 2009 and fiscal 2008, respectively. For the six months ended December 28, 2008 and December 30, 2007, revenue from the sale of our LED products comprised approximately 87% and 83% of our total revenues, respectively. Revenue from LED products consists principally of sales of our LED chips, LED components, including our XLamp LED components and high-brightness LED components, and LED lighting products.

Revenue from our LED products increased approximately 28% to $126.9 million in the second quarter of fiscal 2009 from $99.0 million in the second quarter of fiscal 2008. For the six months ended December 28, 2008, revenue from our LED products increased approximately 30% to $250.5 million from $192.5 million for the six months ended December 30, 2007. Sales of our LED components caused this year over year growth and more than offset a slight decline in LED chip sales. Additionally, sales in the first six months of fiscal 2009 benefited from the acquisition of LED Lighting Fixtures, Inc. (now Cree LED Lighting Solutions, Inc.) (LLF) in the third quarter of fiscal 2008. The blended average selling price for our LED products increased approximately 47% for the three and six month periods ended December 28, 2008 from the comparable prior year periods. This year over year increase was due to a shift in product mix to a higher proportion of revenues generated from sales of our LED components and LED lighting products.

Materials Products

Materials product sales comprised 4% of our total revenues for the three and six month periods ended December 28, 2008, compared to 6% and 7% of our total revenues for the three and six month periods ended December 30, 2007, respectively.

Revenue from materials products decreased 24% to $5.7 million in the second quarter of fiscal 2009 from $7.5 million in the second quarter of fiscal 2008. For the six months ended December 28, 2008, revenue from materials products decreased 27% to $11.7 million from $16.0 million for the six months ended December 30, 2007. These decreases were due primarily to lower material products sales to Charles & Colvard, Ltd. (Charles & Colvard) for use in gemstone applications. We currently have no backlog from Charles & Colvard and do not know when or if future orders will be placed.

Power and RF Products

Revenues from our power and RF products comprised approximately 3% of our total revenues for the three month period ended December 28, 2008 and 4% of our total revenues for the three month period ended December 30, 2007. For the six month periods ended December 28, 2008 and December 30, 2007, revenues from our power and RF products comprised approximately 4% of our total revenues.

Revenue from power and RF increased approximately 4% to $4.9 million in the second quarter of fiscal 2009 from $4.8 million in the second fiscal quarter of 2008. For the six months ended December 28, 2008 revenue increased 16% to $10.2 million from $8.8 million for the six months ended December 30, 2007. For power products, the increase was due to an increase in unit shipments of products partially offset by a decrease in average selling prices. RF product revenues increased primarily due to a positive shift in product mix toward new and existing products with higher average selling prices.

Contracts

Revenues from our contracts comprised 3% and 4% of our total revenues for the three and six month periods ended December 28, 2008, respectively compared to 6% of our total revenues for the three and six month periods ended December 30, 2007.

Revenues from contracts decreased 42% to $4.4 million in the second quarter of fiscal 2009 from $7.7 million in the second quarter of fiscal 2008. For the six months ended December 28, 2008 revenues from contracts decreased 33% to $10.1 million from $15.1 million for the six months ended December 30, 2007. These decreases were in large part due to the completion of certain long-term contracts. In addition, fluctuations in contract revenue were due to changes in the timing of the initiation of research contracts, the value of those contracts and timing of the work performed. It should also be noted that we have seen a recent trend of the federal government reducing its traditional levels of funding for SiC and GaN research.

Up-Front Licensing Fees

From time to time, we may enter into licensing arrangements related to our intellectual property. In certain instances, these arrangements may include up-front payments to us that, depending on the specific terms and underlying nature of the arrangement, may allow for immediate revenue recognition. For the three and six months ended December 28, 2008, we recognized $5.6 million of revenues related to up-front payments due for licensing arrangements. We had no such up-front licensing fee revenues in the comparable prior year periods.

Gross Profit

Cost of revenue includes materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products. Gross profit and gross margin % (gross profit as a percentage of revenue) were as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 28, 2008	December 30, 2007			December 28, 2008	December 30, 2007
Products, net	$50,764	$40,090	$10,674	27%	$98,813	$73,473	$25,340	34%
Product gross margin	36.9%	36.0%			36.3%	33.8%
Contracts, net	656	1,706	(1,050)	-62%	1,970	3,063	(1,093)	-36%
Contract gross margin	14.8%	22.3%			19.4%	20.3%
Up-front licensing fees	5,076	—	5,076	100%	5,076	—	5,076	100%
Up-front licensing gross margin	90.9%	0.0%			90.9%	0.0%

Total gross profit	$56,496	$41,796	$14,700	35%	$105,859	$76,536	$29,323	38%
Total gross margin	38.3%	35.1%			36.8%	32.9%

Gross profit from continuing operations in the second quarter of fiscal 2009 increased approximately 35% to $56.5 million from $41.8 million in the second quarter of fiscal 2008. For the six months ended December 28, 2008 gross profit increased approximately 38% to $105.9 million from $76.5 million for the six months ended December 30, 2007. For the three months ended December 28, 2008 our gross margin % increased to 38.3% from 35.1% for the three months ended December 30, 2007. For the six months ended December 2008 our gross margin % increased to 36.8% from 32.9% for the six months ended December 30, 2007. Factors contributing to the increase in gross margin % were changes in product mix to higher margin products and lower per unit production costs due to greater utilization of our LED chip factory, higher LED product yields and revenues from certain licensing arrangements that contributed approximately $5.1 million of gross profit for the three and six month periods ended December 28, 2008.

Research and Development

Research and development (R&D) expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment, R&D materials and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 28, 2008	December 30, 2007			December 28, 2008	December 30, 2007
Research and development	$18,441	$14,901	$3,540	24%	$35,716	$27,678	$8,038	29%
Percent of total revenues	12%	13%			12%	12%

Research and development expenses in the second quarter of fiscal 2009 increased 24% to $18.4 million from $14.9 million in the second quarter of fiscal 2008. For the six months ended December 28, 2008 research and development expenses increased 29% to $35.7 million from $27.7 million for the six months ended December 30, 2007. The increase was due to our continued research and development activities focusing on higher brightness LED chips, new and improved LED components, new LED lighting products, costs related to the transition to larger wafers, and power and RF initiatives.

Sales, General and Administrative

Sales, general and administrative expenses are composed primarily of costs associated with our sales and marketing personnel and our executive and administrative personnel (for example, legal, finance, information technology and human resources) and consist of salaries and related compensation costs, consulting and other professional services (such as litigation and other outside legal counsel fees, audit and other compliance costs), facilities and insurance costs, and travel and other costs. The following table sets forth our sales, general and administrative expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 28, 2008	December 30, 2007			December 28, 2008	December 30, 2007
Sales, general and administrative	$21,843	$18,211	$3,632	20%	$44,761	$36,373	$8,388	23%
Percent of total revenues	15%	15%			16%	16%

Sales, general and administrative expenses from continuing operations in the second quarter of fiscal 2009 increased 20% to $21.8 million from $18.2 million in the second quarter of fiscal 2008. For the six months ended December 28, 2008, sales, general and administrative expenses increased 23% to $44.8 million from $36.4 million for the six months ended December 30, 2007. The increase was due primarily to increased spending on sales and marketing as we expanded our sales channels and the acquisition of LLF during the third quarter of fiscal 2008. Additionally, costs increased due to the general expansion of our business and increased employee compensation costs.

Amortization of Acquisition Related Intangibles

As a result of our acquisitions, we have recorded various intangible assets that require amortization, principally customer relationships and developed technologies. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	Three Months Ended		Change	Six Months Ended		Change
	December 28, 2008	December 30, 2007		December 28, 2008	December 30, 2007
INTRINSIC	$186	$186	$—	$372	$372	$—
COTCO	3,090	3,862	(772)	6,180	7,724	(1,544)
LLF	786	—	786	1,572	—	1,572

Total	$4,062	$4,048	$14	$8,124	$8,096	$28

Amortization of acquisition related intangibles from continuing operations was $4.1 million in the second quarter of fiscal 2009 compared to $4.0 million in the second quarter of fiscal 2008. For the six months ended December 28, 2008 and December 30, 2007, amortization of acquisition related intangibles from continuing operations was approximately $8.1 million. Year over year, amortization expense attributable to the intangibles acquired through the COTCO Luminant Device Limited (now Cree Hong Kong Limited) (COTCO) acquisition declined as certain assets were fully amortized by the end of the second quarter of fiscal 2009. This decline in amortization was offset by amortization of the intangibles acquired through the LLF acquisition that closed during the third quarter of fiscal 2008.

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

	Three Months Ended		Change	Six Months Ended		Change
	December 28, 2008	December 30, 2007		December 28, 2008	December 30, 2007
Loss on disposal or impairment of long-lived assets	$645	$474	$171	$1,050	$1,209	$(159)

We recorded a loss of $0.6 million on the disposal of long-lived assets in the second quarter of fiscal 2009 compared to a loss of $0.5 million in the second quarter of fiscal 2008. For the six months ended December 28, 2008 we recorded a loss of $1.1 million compared to $1.2 million for the six months ended December 30, 2007. These losses are due to the impairment or disposal of certain equipment and the impairment of certain capitalized patent costs. For the three and six month periods ended December 28, 2008, we recorded a loss of approximately $0.5 million related to the impairment of certain fixed assets associated with a discontinued product initiative related to the use of GaN as a substrate material.

Non-Operating Income

The following table sets forth our non-operating income (in thousands):

	Three Months Ended		Change	Six Months Ended		Change
	December 28, 2008	December 30, 2007		December 28, 2008	December 30, 2007
Gain on sale of investments, net	$53	$—	$53	$65	$14,117	$(14,052)
Other non-operating (loss) income	$(32)	$66	$(98)	$153	$78	$75
Interest income, net	$2,539	$4,516	$(1,977)	$5,331	$8,231	$(2,900)

During the second quarter of fiscal 2009 and fiscal 2008, we did not have any significant gains or losses realized from the sale of our investments. For the six months ended December 28, 2008 we did not have any significant gains or losses; however, for the six months ended December 30, 2007 we recorded a gain on the sale of investments of $14.1 million principally related to the sale of our remaining holdings of Color Kinetics Incorporated common stock in the first quarter of fiscal 2008.

Net interest income was $2.5 million compared to $4.5 million for the second quarter of fiscal 2009 and fiscal 2008, respectively. For the six months ended December 28, 2008 and December 30, 2007, net interest income was $5.3 million and $8.2 million, respectively. Year over year interest income decreased due to lower average investment balances and a significant decline in short-term interest rates.

We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities, and other fixed interest rate investments. The primary objective of our investments is to preserve principal while maximizing our yields.

Other non-operating income is comprised primarily of miscellaneous foreign exchange gains and losses.

Income Tax Benefit or Expense

The following table sets forth our income tax expense in dollars and our effective tax rate from continuing operations (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	December 28, 2008	December 30, 2007	Change	December 28, 2008	December 30, 2007	Change
Income tax expense	$3,218	$2,104	$1,114	$4,972	$6,098	$(1,126)
Effective tax rate on continuing operations	22.9%	24.1%	-1.2%	22.9%	23.8%	-1.0%

We recorded income tax expense of $3.2 million for an effective tax rate of 22.9% from continuing operations in the second quarter of fiscal 2009 as compared to income tax expense of $2.1 million for an effective tax rate of 24.1% from continuing operations in the second quarter of fiscal 2008. For the six months ended December 28, 2008 we recorded income tax expense of $5.0 million for an effective tax rate of 22.9% from continuing operations as compared to income tax expense of $6.1 million for an effective tax rate of 23.8% for the six months ended December 30, 2007.

The year over year decline in our effective tax rate is due to new and increased U.S. tax benefits resulting from current year investments in tax exempt obligations as well as increased domestic production activities realization. Additionally, on October 3, 2008, the U.S. Government passed the Emergency Economic Stabilization Act of 2008 (H.R. 1424) which included a retroactive extension of the R&D tax credit. As a result of the changes in the applicable tax laws resulting from the Act, we estimated a benefit of approximately $0.5 million.

The variation between our effective tax rate and the U.S. statutory rate of 35% is primarily due to the consolidation of our foreign operations, which are generally subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on our periodic effective tax rate. In addition, our effective tax rate may be negatively impacted by the lack of sufficient excess tax benefits (credits) in our additional paid in capital (APIC) pool in situations where our realized tax deductions for certain stock based compensation awards (such as non-qualified stock options and restricted stock) are less than those originally anticipated.

Income (Loss) from Discontinued Operations, Net of Related Income Tax Benefit

In fiscal 2006, we discontinued the operations of our Cree Microwave subsidiary. The following table sets forth our income (loss) from discontinued operations, net of tax (in thousands):

	Three Months Ended			Six Months Ended
	December 28, 2008	December 30, 2007	Change	December 28, 2008	December 30, 2007	Change
Loss from discontinued operations, net of tax	$(151)	$(20)	$(131)	$(170)	$(174)	$4

For the three months ended December 28, 2008 our loss from discontinued operations was $0.2 million compared to $20,000 for the three months ended December 30, 2007. For the six months ended December 28, 2008 and December 30, 2007 our loss from discontinued operations was $0.2 million. Our losses were primarily attributable to continued expenses arising from our Sunnyvale facility operating lease that was associated with the operations of our discontinued Cree Microwave subsidiary.

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

Financial Condition

Our liquidity and capital resources depend on our cash flows from operations and our working capital. Our working capital increased to $469.1 million as of December 28, 2008 from $408.2 million at June 29, 2008, primarily due to positive cash flows from operations and cash generated through the exercise of employee stock options. The following table presents the components of our cash conversion cycle for our second quarter of fiscal 2009 and fourth quarter of fiscal 2008:

	Three Months Ended December 28, 2008	Three Months Ended June 29, 2008	Change
Days of sales outstanding (a)	66	73	(7)
Days of supply in inventory (b)	78	80	(2)
Days in accounts payable (c)	(43)	(37)	(6)

Cash conversion cycle	101	116	(15)

(a)	Days of sales outstanding (DSO) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO is calculated by adding ending accounts receivable, net of allowance for doubtful accounts, and dividing that sum by average net revenue per day for the current quarter (90 days).
(b)	Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days).
(c)	Days in accounts payable (DPO) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days).

Overall our cash conversion cycle, or days to cash, improved by a net fifteen days. We experienced sequential improvements in DSO, DSI and DPO as we made significant strides in managing our working capital. Most notable was the seven day improvement in our DSO.

As of June 29, 2008, substantially all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at December 28, 2008 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of December 28, 2008.

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

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Six Months Ended
	December 28, 2008	December 30, 2007	Change
Cash provided by operating activities	$84,740	$60,646	$24,094
Cash (used in) provided by investing activities	(154,559)	36,415	(190,974)
Cash provided by financing activities	3,902	14,243	(10,341)
Effects of foreign exchange changes	(479)	—	(479)

Net (decrease) increase in cash and cash equivalents	$(66,396)	$111,304	$(177,700)

The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $84.7 million for the six months ended December 28, 2008 compared to $60.6 million for the six months ended December 30, 2007. The increase in cash provided by operating activities during the first six months of fiscal 2009 compared to the same period of the prior year is primarily due to higher operating income in the current year, the timing of cash receipts from our customers, and an improvement in DSI. In particular, DSO decreased by approximately seven days from year-end, whereas, DSO went up by approximately four days during the same period in the prior year. DSI improved by about two days from year-end, whereas, DSI increased by about seven days during the same period in the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities was $154.6 million for the six months ended December 28, 2008 compared to net cash provided by investing activities of $36.4 million for the six months ended December 30, 2007. Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and purchase of patent and license rights. Cash used in investing activities increased primarily as a result of the $60.0 million contingent consideration payment related to the COTCO acquisition and net higher amounts of available cash and equivalents utilized to acquire investment grade securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.9 million for the six months ended December 28, 2008 compared to $14.2 million for the six months ended December 30, 2007. Our cash flows from financing activities are principally composed of cash proceeds from the issuance of common stock primarily related to employee stock option exercises and employee stock plan purchases offset by cash outflows related to our repurchase of common stock. Cash provided by financing activities decreased year over year as we experienced a lower level of stock option exercise activity in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008, in addition to increased repurchases of our common stock in the current year.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 28, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

We have entered into operating leases primarily for certain of our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2008, in the section entitled “Contractual Obligations” for the future minimum lease payments due under our operating leases as of June 29, 2008.

Critical Accounting Policies and Estimates

For information about our other critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

Recent Accounting Pronouncements

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” to our unaudited financial statements in Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2009 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to the section entitled “Litigation” under Note 12—Commitments and Contingencies of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2008 for a description of material legal proceedings, including the proceedings discussed below.

Bridgelux Patent Litigation

In December 2008, we entered into an agreement with Boston University and Bridgelux to resolve the litigation between the parties. Pursuant to the settlement agreement, all claims and counterclaims in the lawsuits have been dismissed without prejudice. We granted Bridgelux a license to the company and Boston University patents at issue in the litigation, and Bridgelux agreed to pay a license fee and royalties. In addition, we entered into a supply agreement with Bridgelux under which we are to supply LED chips to Bridgelux.

Other Matters

We are currently a party to certain unresolved legal proceedings incidental to our business. Although the resolution of these matters cannot be predicted with certainty, it is management’s judgment that the outcome will not likely have a material adverse effect on our business or our consolidated financial condition or results of operations. If an unfavorable resolution occurs, our business, results of operations or financial condition could be materially adversely affected.

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

Our business may be adversely affected by the recent financial crisis and our, or our customers’, ability to access the capital markets.

As widely reported, global financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in the global financial markets and decreased consumer confidence in economic conditions. We are unable to predict the likely duration and severity of the current disruptions in the financial markets and the adverse global economic conditions, and if the current uncertainty continues or economic conditions further deteriorate, our business and results of operations could be materially and adversely affected.

Our business and results of operations could be impacted by a number of follow-on effects of the financial crisis, including the inability of our customers, or their customers, to obtain sufficient financing to purchase historical or projected quantities of our products. Our revenues and gross margins are dependent upon this demand, and if our projections of these expenditures fail to materialize due to reductions in customer purchases, our revenues and gross margins could be adversely affected.

Additionally, the inability of our customers and suppliers to access capital efficiently, or at all, may have other adverse effects on our financial condition. For example, financial difficulties experienced by our customers or suppliers could result in product delays, increased accounts receivable defaults and increased inventory exposure. These risks may increase if our customers and suppliers do not adequately manage their business or do not properly disclose their financial condition to us.

Although we believe we have adequate liquidity and capital resources to fund our operations internally, in light of current market conditions, our inability to access the capital markets on favorable terms, or at all, may adversely affect our financial performance. The inability to obtain adequate financing from debt or capital sources could force us to self-fund strategic initiatives or even forgo certain opportunities, which in turn could potentially harm our performance.

Our results of operations, financial condition and business could be harmed if we were unable to balance customer demand and capacity.

As customer demand for our products changes, we must be able to ramp up or adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase our capacity or if we increase our capacity too quickly, our business and results of operations could be adversely impacted. If we experience delays or unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets.

Conversely, due to the proportionately high fixed cost nature of our business, when demand decreases, we may not be able to reduce manufacturing expenses or overhead costs at the same rate as demand, which could result in lower margins and adversely impact our business results.

Our operating results and margins may fluctuate significantly.

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

Our operating results and margins may vary significantly in the future due to many other factors, including the following:

•

changes in demand for our products and our customers’ products, due to an economic slow-down or otherwise, that may in turn cause fluctuations in our revenue and gross margins and result in possible inventory obsolescence;

•	average sales prices for our products declining at a greater rate than anticipated;

•	fluctuations in foreign currency as more of our revenue may be in non-U.S. currencies;

•	our ability to develop, manufacture and deliver products in a timely and cost-effective manner;

•	variations in the amount of usable product produced during manufacturing (our “yield”);

•	our ability to improve yields and reduce manufacturing costs in order to allow lower product pricing without margin reductions;

•	our increased reliance on subcontractors for production capacity and logistics support;

•	our ability to cost effectively ramp up production capacity at our factories or the facilities of our subcontractors;

•	our ability to ramp up production of new products;

•	our ability to convert substrates used in our volume manufacturing to larger diameters, which generally allows for a more cost effective manufacturing process;

•	our ability to produce more efficient, higher brightness LED products that satisfy customer design requirements;

•	our ability to continue improving our current products and developing new products to specifications that meet the evolving needs of our customers;

•	raw material price fluctuations, including certain commodities consumed in our production process;

•	changes in the competitive landscape, such as inventions of new technology, availability of higher brightness LED products, higher volume production and lower pricing from competitors;

•	changes in the mix of products we sell, which may vary significantly;

•	product returns or exchanges due to quality-related matters or improper use of our products;

•	changes in purchase commitments by our large customers, including those permitted under current contracts;

•	changes in production capacity and variations in the utilization of that capacity;

•	disruptions of our manufacturing processes that could result from natural or other disasters, especially in the case of our single site for SiC wafer and LED production;

•	disruptions in supply from our sole source vendors;

•	changes in legislation, regulations, or tax or accounting rules or changes in their interpretation; and

•	changes in the amount of litigation costs we incur to protect our intellectual property rights.

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

We have experienced a period of significant growth over the past few years that may challenge our management and other resources. We are also in the process of transforming our business to support a global components and LED lighting product customer base. In order to manage our growth and change in our strategy effectively, we must continue to:

•	expand global sales, marketing and distribution;

•	implement and improve operating and information technology systems;

•	maintain adequate manufacturing facilities and equipment to meet customer demand;

•	maintain a sufficient supply of raw materials to support our growth;

•	expand the skills and capabilities of our current management team;

•	add experienced senior level managers; and

•	attract and retain qualified employees.

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

In connection with our growth, we are increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. In fiscal 2009, we have implemented our primary financial reporting system at the recently acquired LLF entity and a portion of the business assumed in the COTCO acquisition. We plan to extend this roll-out to the remainder of the key COTCO operations later in fiscal 2009. If we do not allocate and effectively manage the resources necessary to build, implement and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through security breach.

In addition, we have outsourced certain administrative functions, such as payroll processing, to third-party service providers to achieve cost savings and efficiencies. If these service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies or the loss of or damage to intellectual property through security breach, or impact employee morale.

If we are unable to effectively develop and expand the distribution channels for our component products and lighting products, our operating results may suffer.

We have expanded into new business channels that are different from those that we have historically operated in as we grow our business and sell lighting products and more LED components versus LED chips. If we are unable to penetrate these new distribution channels to ensure our products are reaching the appropriate customer base, our financial results may be impacted. In addition, if we successfully penetrate these new distribution channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the timeline established by our customers.

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

As a result of our entry into and continued expansion in new markets, such as LED components and LED lighting products, our traditional customers may reduce orders.

Through acquisitions and organic growth, we have moved into and continue to expand in new markets, such as LED components and LED lighting products. In these new markets, some of our current customers may now perceive us as a competitor. In response, our customers may reduce their orders for our products. This reduction in orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.

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

Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. The successful development and introduction of these products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions for market requirements and evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to expand sales and influence key customers to adopt our products;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities and at low enough costs for commercial sales;

•	our ability to effectively transfer products and technology developed in one country to our manufacturing facilities in other countries;

•	our customers’ ability to develop competitive products incorporating our products; and

•	acceptance of our customers’ products by the market.

If any of these or other factors becomes problematic, we may not be able to develop and introduce these new products in a timely or cost-effective manner.

Litigation could adversely affect our operating results and financial condition.

We are often involved in patent infringement litigation as described in Note 12, “Commitments and Contingencies,” in our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2008. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

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

There can be no assurance that third parties will not attempt to assert infringement claims against us, or our customers, with respect to our products. In addition, our customers may face infringement claims directed to the customer’s products that incorporate our products, and an adverse result could impair the customer’s demand for our products. We have also promised certain of our customers that we will indemnify them in the event they are sued by our competitors for infringement claims directed to the products we supply. Under these indemnification obligations we may be responsible for future payments to resolve infringement claims against them. From time to time we receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. If we believe the assertions may have merit or in other appropriate circumstances, we take appropriate steps to seek to obtain a license or to avoid the infringement. However, we cannot predict whether a license will be available or that we would find the terms of any license offered acceptable or commercially reasonable. Failure to obtain a necessary license could cause us to incur substantial liabilities and costs and to suspend the manufacture of products.

There are limitations on our ability to protect our intellectual property.

Our intellectual property position is based in part on patents owned by us and patents exclusively licensed to us. We intend to continue to file patent applications in the future, where appropriate, and to pursue such applications with U.S. and foreign patent authorities.

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

Variations in our production yields could impact our ability to reduce costs and could cause our margins to decline and our operating results could suffer.

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

If our yields decrease, our costs could increase, our margins could decline and our operating results could be adversely affected. In the past, we have experienced difficulties in achieving acceptable yields on new products, which has adversely affected our operating results. We may experience similar problems in the future, and we cannot predict when they may occur or their severity. In some instances, we may offer products for future delivery at prices based on planned yield improvements. Reduced yields or failure to achieve planned yield improvements could continue to significantly affect our margins and operating results.

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

Additionally, the inability of our suppliers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. This risk may increase if the general economic downturn negatively affects key suppliers or a significant number of our other suppliers. Any delay in product delivery or other interruption or variation in supply from these suppliers could prevent us from meeting commercial demand for our products. If we were to lose key suppliers, our key suppliers were unable to support our demand or we were unable to identify and qualify alternative suppliers, our manufacturing operations could be interrupted or hampered significantly.

The markets in which we operate are highly competitive and have evolving technology standards.

The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell nitride-based LED chips as well as those that sell LED components. Competitors are offering new blue, green and white LEDs with aggressive prices and improved performance. These competitors may reduce average sales prices faster than we are able to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average sales prices. The market for SiC wafers is also becoming competitive as other firms in recent years have begun offering SiC and GaN products or announced plans to do so.

Competition is increasing. In order to achieve our revenue growth objectives in fiscal 2009 and beyond, we need to continue to develop new products that enable our customers to win new designs and increase market share in key areas such as mobile products and general lighting class applications. Additionally, we anticipate that increased competition for these designs will result in pressure to lower sales prices of our products. Therefore, our ability to provide higher performance LEDs at lower costs will be critical to our success. Competitors may also try to align with some of our strategic customers. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Competitors also could invent new technologies that may make our products obsolete. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

If government agencies discontinue or curtail their funding for our research and development programs, our business may suffer.

Changes in federal budget priorities could adversely affect our contract revenue. Historically, government agencies have funded a significant portion of our research and development activities. When the government changes budget priorities, such as in times of war or financial crisis, our funding has the risk of being redirected to other programs. Government contracts are also subject to the risk that the government agency may not appropriate and allocate all funding contemplated by the contract. In addition, our government contracts generally permit the contracting authority to terminate the contracts for the convenience of the government. The full value of the contracts would not be realized if they were prematurely terminated. Furthermore, we may be unable to incur sufficient allowable costs to generate the full estimated contract values and there is some risk that any technologies developed under these contracts may not have commercial value. If government funding is discontinued or reduced, our ability to develop or enhance products could be limited, and our business, results of operations and financial condition could be adversely affected.

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

In addition, our failure to manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs or incur other expenses associated with such laws and regulations. Many new materials that we are evaluating for use in our operations may be subject to regulation under existing or future environmental laws and regulations that may restrict our use of one or more of such materials in our manufacturing, assembly and test processes or products. Any of these restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our manufacturing processes.

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

The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident after shipment. We have experienced product quality, performance or reliability problems from time to time. Defects or failures may occur in the future. If failures or defects occur, we could:

•	lose revenue;

•	incur increased costs, such as warranty expense and costs associated with customer support;

•	experience delays, cancellations or rescheduling of orders for our products;

•	write down existing inventory; or

•	experience product returns.

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including:

•	changes in government administrations, such as the Presidency and Congress of the US as well as in the States and countries in which we operate;

•	changes in tax laws or interpretation of such tax laws and changes in generally accepted accounting principles;

•	the jurisdiction in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	the recognition and measurement of uncertain tax positions;

•

the lack of sufficient excess tax benefits (credits) in our additional paid in capital (“APIC”) pool in situations where our realized tax deductions for certain stock-based compensation awards (such as non-qualified stock options and restricted stock) are less than those originally anticipated; and

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the determination of our income tax provision requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. To the extent our income tax liability materially differs from our income tax provisions and accruals due to factors, including the above, that were not anticipated at the time we estimated our tax provision, our net income or cash flows could be adversely affected.

In order to compete, we must attract, retain and motivate key employees, and our failure to do so could harm our results of operations.

In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. We generally do not have long-term employment agreements or other arrangements with our employees that could deter them from leaving. Hiring and retaining qualified executives, scientists, engineers, technical staff and sales personnel are critical to our business, and competition for experienced employees in our industry can be intense. To help attract, retain and motivate key employees, we use stock-based compensation awards such as non-qualified stock options and restricted stock. If the value of such stock awards does not appreciate, as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate employees could be weakened, which could harm our business and results of operations.

We are exposed to fluctuations in the market value of our investment portfolio and in interest rates, and therefore, impairment of our investments or lower investment income could harm our earnings.

We are exposed to market value and the inherent interest rate risk related to our investment portfolio. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities and other fixed interest rate investments. The primary objective of our investments is to preserve principal and we only acquire investments rated “A” grade or better. However, our investments are not all FDIC -insured and may lose value; in addition, declines in underlying interest rates will have a negative impact on the income generated from our investments, which could materially adversely affect our results of operations.

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

A disruption or failure of our systems or operations in the event of a natural disaster, fire, cyber-attack, terrorist attack or other catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business. A catastrophic event that results in the destruction or disruption to our supply chain or any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could result in an adverse effect on our business and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on October 30, 2008. The following matters were submitted to a vote of the shareholders with the results shown below:

(a)	Election of seven directors, each elected to serve until the later of the next Annual Meeting of Shareholders or until such time as his successor has been duly elected and qualified.

Name	Votes For	Votes Withheld
Charles M. Swoboda	64,941,401	15,328,484
John W. Palmour, Ph. D.	65,106,210	15,163,675
Dolph W. von Arx	63,855,966	16,413,919
Clyde R. Hosein	65,005,655	15,264,230
Franco Plastina	64,881,452	15,388,433
Harvey A. Wagner	64,862,825	15,407,060
Thomas H. Werner	64,344,057	15,925,828

(b)	Approval of amendments to the 2004 Long-Term Incentive Compensation Plan.

Votes For	Votes Against	Abstained
61,354,606	2,096,218	185,895

(c)	Approval of amendments to the 2005 Employee Stock Purchase Plan

Votes For	Votes Against	Abstained
60,790,381	2,705,184	141,154

(d)	Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ended June 28, 2009.

Votes For	Votes Against	Abstained
79,589,137	535,713	145,035

The matters listed above are described in detail in our definitive proxy statement dated September 16, 2008 for the Annual Meeting of Shareholders held on October 30, 2008.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 30, 2008, as filed with the Securities and Exchange Commission on October 31, 2008)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

Date: January 21, 2009

/s/ John T. Kurtzweil
John T. Kurtzweil
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 30, 2008, as filed with the Securities and Exchange Commission on October 31, 2008)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.