Form 10-Q
period 2009-03-29
CREE INC
filed 2009-04-22
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 15, 2009, was 88,938,171.

CREE, INC.

FORM 10-Q

For the Quarterly Period Ended March 29, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

	March 29, 2009 (Unaudited)	June 29, 2008
	(Thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$244,667	$261,633
Short-term investments	122,051	50,795

Total cash, cash equivalents, and short-term investments	366,718	312,428
Accounts receivable, net	102,937	110,376
Income tax receivable	1,007	9,825
Inventories, net	77,468	80,161
Deferred income taxes	5,006	4,578
Prepaid expenses and other current assets	11,643	13,000
Assets of discontinued operations	1,580	2,600

Total current assets	566,359	532,968
Property and equipment, net	327,736	348,013
Long-term investments	38,159	58,604
Intangible assets, net	116,150	125,037
Goodwill	248,529	244,003
Other assets	7,260	4,782

Total assets	$1,304,193	$1,313,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$35,201	$37,402
Accrued salaries and wages	17,359	13,471
Income taxes payable	3,086	5,314
Deferred income taxes	1,482	—
Other current liabilities	6,132	7,938
Contingent payment due related to COTCO acquisition	—	60,000
Liabilities of discontinued operations	427	550

Total current liabilities	63,687	124,675
Long-term liabilities:
Deferred income taxes	44,418	38,048
Other long-term liabilities	4,326	4,199
Long-term liabilities of discontinued operations	724	745

Total long-term liabilities	49,468	42,992
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 29, 2009 and June 29, 2008; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at March 29, 2009 and June 29, 2008; 88,749 and 88,088 shares issued and outstanding at March 29, 2009 and June 29, 2008, respectively	111	110
Additional paid-in-capital	833,388	811,015
Accumulated other comprehensive income, net of taxes	11,217	8,923
Retained earnings	346,322	325,692

Total shareholders’ equity	1,191,038	1,145,740

Total liabilities and shareholders’ equity	$1,304,193	$1,313,407

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
	(Thousands, except per share data)		(Thousands, except per share data)
Revenue:
Product revenue, net	$126,877	$118,160	$399,165	$335,464
Contract revenue, net	4,267	6,826	14,398	21,907
Upfront licensing fee revenue	—	—	5,582	—

Total revenue	131,144	124,986	419,145	357,371
Cost of revenue:
Product revenue, net	80,201	75,935	253,676	219,766
Contract revenue, net	3,592	5,502	11,753	17,520
Upfront licensing fee revenue	—	—	506	—

Total cost of revenue	83,793	81,437	265,935	237,286
Gross profit	47,351	43,549	153,210	120,085
Operating expenses:
Research and development	17,071	15,405	52,787	43,083
Sales, general and administrative	21,043	21,076	65,804	57,449
Amortization of acquistion related intangibles	4,062	4,225	12,186	12,321
Loss (gain) on disposal or impairment of long-lived assets	2,255	(722)	3,305	487

Total operating expenses	44,431	39,984	134,082	113,340
Operating income	2,920	3,565	19,128	6,745
Non-operating income:
Gain on sale of investments, net	13	—	78	14,117
Other non-operating income	28	129	181	207
Interest income, net	1,837	3,755	7,168	11,986

Income from continuing operations before income taxes	4,798	7,449	26,555	33,055
Income tax expense	768	1,787	5,740	7,885

Income from continuing operations	4,030	5,662	20,815	25,170
Loss from discontinued operations, net of related income taxes	(15)	(2)	(185)	(176)

Net income	$4,015	$5,660	$20,630	$24,994

Earnings per share:
Basic:
Income from continuing operations	$0.05	$0.06	$0.24	$0.29

Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income	$0.05	$0.06	$0.23	$0.29

Diluted:
Income from continuing operations	$0.05	$0.06	$0.23	$0.29

Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income	$0.05	$0.06	$0.23	$0.29

Shares used in per share calculation:
Basic	88,243	87,211	88,050	85,695

Diluted	88,839	88,905	88,672	87,506

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 29, 2009	March 30, 2008
	(Thousands)
Cash flows from operating activities:
Net income	$20,630	$24,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,505	74,681
Stock-based compensation	15,792	11,314
Excess tax benefit from share-based payment arrangements	(141)	(6,364)
Loss on disposal or impairment of long-lived assets	3,305	487
Provision for doubtful accounts	806	439
Deferred income taxes	24	—
Gain on sale of investment in securities	(78)	(14,117)
Amortization of premium/discount on investments	1,240	(411)
Changes in operating assets and liabilities:
Accounts receivable	6,318	(31,081)
Inventories	2,295	(14,252)
Prepaid expenses and other assets	16,139	3,437
Accounts payable, trade	(2,261)	9,857
Accrued expenses and other liabilities	(1,961)	7,140

Net cash provided by operating activities	134,613	66,124

Cash flows from investing activities:
Purchases of property and equipment	(40,594)	(37,542)
Purchases of patent and licensing rights	(6,281)	(5,471)
Purchase of LED Lighting Fixtures, Inc., net of cash acquired	—	(7,180)
Payment of contingent consideration related to LLF acquisition	(4,386)
Payment of contingent consideration related to COTCO acquisition	(60,000)	—
Purchases of investments	(215,404)	(115,022)
Proceeds from sales and maturities of investments	166,273	230,309
Proceeds from sale of property and equipment	37	1,046

Net cash (used in) provided by investing activities	(160,355)	66,140

Cash flows from financing activities:
Net proceeds from issuance of common stock	10,133	56,061
Excess tax benefit from share-based payment arrangements	141	6,364
Repurchases of common stock	(2,744)	(168)

Net cash provided by financing activities	7,530	62,257

Effects of foreign exchange changes on cash and cash equivalents	1,246	5,039

Net (decrease) increase in cash and cash equivalents	(16,966)	199,560
Cash and cash equivalents:
Beginning of period	$261,633	$93,881

End of period	$244,667	$293,441

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

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet at March 29, 2009 and the consolidated statements of income for the three and nine months ended March 29, 2009 and March 30, 2008, and the consolidated statements of cash flows for the nine months ended March 29, 2009 and March 30, 2008 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at March 29, 2009, and for all periods presented, have been made. The consolidated balance sheet at June 29, 2008 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008 (“fiscal 2008”). The results of operations for the periods ended March 29, 2009 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 28, 2009 (“fiscal 2009”).

Principles of Consolidation

The consolidated financial statements include the accounts of Cree, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Segment Information

Segmentation is based on an entity’s internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the “management approach.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined that it currently operates as one reportable segment.

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

Inventories

Inventories are valued at the lower of cost or market value, with cost being determined on the first-in, first-out (“FIFO”) method or the average cost method.

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

Patent and License Rights

Patent rights reflect costs incurred by the Company in applying for and maintaining patents owned by the Company and in purchasing patents and related rights from third parties. License rights reflect costs incurred by the Company in acquiring licenses under patents owned by others. The Company amortizes both patent and license rights on a straight-line basis over the expected useful life of the associated rights, which is generally the lesser of 20 years from the date of the patent application or the license period. Royalties payable under licenses for patents owned by others are expensed as incurred.

Intangible Assets and Goodwill

The Company accounts for its business combinations in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 specifies the accounting for business combinations and the criteria for recognizing and reporting intangible assets apart from goodwill.

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

Intangible assets with an indefinite life are not amortized until their life is determined to be finite, and all other intangible assets are amortized over their useful lives. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from one to ten years. Goodwill is not amortized but instead tested for impairment at least annually and more frequently upon the occurrence of certain events (see “Impairment of Long-Lived Assets” below).

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

The Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events that indicate goodwill may be impaired. Goodwill is tested for impairment annually as of April 1 using a two-step process. First, the Company determines if the carrying amount of any of its reporting units exceeds its fair value (determined using the discounted cash flows or market multiples based on revenues), which would indicate a potential impairment of goodwill associated with that reporting unit. If the Company determines that a potential impairment of goodwill exists, it then compares the implied fair value of the goodwill associated with the respective reporting unit to its carrying amount to determine if there is an impairment loss.

Contingent Liabilities

The Company provides for contingent liabilities when (1) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (2) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred. See Note 12 for a discussion of loss contingencies in connection with pending and threatened litigation. The Company expenses as incurred the costs of defending legal claims against the Company.

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

Revenue from contracts with the U.S. Government and certain non-government entities is recorded on the proportional performance method of accounting as contract expenses are incurred. Contract revenue represents reimbursement by various U.S. Government entities and other parties to aid in the development of new technologies. The contract funding may be based on either a cost-plus or a cost-share arrangement. The revenue recognized under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative and the cost of capital expenses. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs relating to the activities to be performed by the Company under the contract are divided between the U.S. Government and the Company based on the terms of the contract. The government’s cost share is then paid to the Company. Activities performed under these arrangements include research regarding SiC and GaN materials and devices. The contracts typically require submission of a written report that documents the results of such research in addition to other deliverables.

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

From time to time, the Company may enter into licensing arrangements related to its intellectual property. Revenue from licensing arrangements is recognized when earned and estimable. The timing of revenue recognition is dependent on the terms of each license agreement. Generally, the Company will recognize non refundable up-front license fees related to patent licenses immediately upon receipt of the funds if the Company has no significant future obligations to perform under the arrangement. However, the Company will defer recognition for licensing fees where the Company has significant future performance requirements, the fee is not fixed (such as royalties earned as a percentage of future sales), or the fees are otherwise contingent.

Accounts Receivable

For product sales, the Company typically invoices its customers at shipment for the sales order price of products shipped. For contract revenue, invoicing occurs based upon the terms of the specific research contract, typically one month in arrears for services rendered and any other allowable direct costs. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company does not have any off-balance sheet credit exposure related to any of its customers.

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and its historical experience.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive stock options and to add unvested restricted stock and contingently issuable shares using the treasury stock method, unless the effect of such increases would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Accounting for Stock-Based Compensation

The Company recognizes compensation expense in its consolidated financial statements for all share-based payments granted based on the fair value on the date of grant. Compensation expense is then recognized over the awards’ respective vesting periods.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts and interest receivable, accounts payable and other liabilities approximate their fair values at March 29, 2009 and June 29, 2008.

Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating and capital loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, valuation allowances are established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Taxes payable which are not based on income are accrued ratably over the period to which they apply. For example, payroll taxes are accrued each period end based upon the amount of payroll taxes that are owed as of that date; whereas, taxes such as property taxes and franchise taxes are accrued over the fiscal year to which they apply if paid at the end of a period, or they are amortized ratably over the fiscal year if they are paid in advance.

Foreign Currency Translation

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

Noncontrolling Interests in Consolidated Financial Statements

The Company intends to adopt SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”) beginning in its first quarter of fiscal 2010. Early adoption is prohibited, but upon adoption, SFAS 160 requires retrospective presentation and disclosure related to existing minority interests. The Company does not expect the impact of the adoption of SFAS 160 to be material to its consolidated financial statements. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. SFAS 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. In addition, SFAS 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

Determination of the Useful Life of Intangible Assets

The Company intends to adopt FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” in its first quarter of fiscal 2010. The Company is currently evaluating the impact, if any, that adoption of this FSP will have on its consolidated financial position, results of operations and cash flows. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R) and other U.S. GAAP principles.

Derivative Instrument and Hedging Disclosures

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”) beginning in its second quarter of fiscal 2009. As SFAS 161 does not change the accounting for derivative instruments and as the Company currently does not hold any derivative instruments, its adoption did not have a material impact on the Company’s consolidated financial statements. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.

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

Guidance on Fair Value Measurements and Impairments

The Company intends to adopt the FASB’s recently issued (April 2009) FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” in its fourth quarter of fiscal 2009. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

The Company intends to adopt the FASB’s recently issued (April 2009) FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” in its fourth quarter of fiscal 2009. This FSP relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

The Company intends to adopt the FASB’s recently issued (April 2009) FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” in its fourth quarter of fiscal 2009. This FSP addresses other-than-temporary impairments and is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The adoption of these three FASB Staff Positions concerning fair value measurements and impairments is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

FASB Accounting Standards Codification

As of July 1, 2009, the FASB expects to formally approve the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the SEC. At that time, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular accounting topic in one place. Following the FASB Board’s approval of the Codification as the single source of non-SEC authoritative accounting and reporting standards, the FASB will no longer consider new standards as authoritative in their own right. Instead, the new standards will serve only to provide background information about the issue, update the Codification, and provide the basis for conclusions regarding the change in the Codification. Therefore, beginning with its first quarterly filing of fiscal 2010, all Company references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s consolidated financial statements.

Note 2. Acquisitions

Acquisition of LED Lighting Fixtures, Inc.

On February 29, 2008 the Company acquired LED Lighting Fixtures, Inc. (now Cree LED Lighting Solutions, Inc.) (“LLF”) through a wholly owned subsidiary. The Company acquired all of the outstanding share capital of LLF in exchange for total upfront consideration of $80.8 million, consisting of (1) $16.5 million in cash, (2) approximately 1.9 million shares of the Company’s common stock valued at $58.8 million, (3) the assumption of fully vested LLF employee stock options valued at $4.5 million, and (4) transaction costs of $1.0 million consisting primarily of professional fees incurred relating to attorneys, accountants and valuation advisors. Under the acquisition terms, additional consideration of up to $26.3 million would become payable to the former shareholders of LLF if defined product development targets and key employee retention measures were achieved over the three calendar years following the acquisition.

LLF achieved the defined product development targets for the calendar year ended December 31, 2008 and as a result, the Company made a cash payment in the amount of $4.4 million to the former shareholders of LLF in the third quarter of fiscal 2009, thus increasing goodwill in the Company’s consolidated financial statements. If LLF meets the remaining defined product development targets during the following two calendar years, additional contingent cash payments totaling up to $21.9 million will be payable to the former shareholders of LLF. If such contingent payments occur, these will be considered as additional purchase price and result in an increase in goodwill.

The assets, liabilities, and operating results of LLF have been included in the Company’s consolidated financial statements from the date of acquisition.

Acquisition of COTCO Luminant Device Limited

On March 30, 2007, the Company acquired COTCO Luminant Device Limited, a Hong Kong company (now Cree Hong Kong Limited) (“COTCO”), from COTCO Holdings Limited, a Hong Kong company (now United Luminous International (Holdings) Limited) (“Holdings”). The Company acquired all of the outstanding share capital of COTCO in exchange for consideration consisting of approximately 7.6 million shares of the Company’s common stock and $77.3 million in cash. Under the acquisition terms, additional consideration of up to $125.0 million would become payable to Holdings or its designees in the event COTCO achieved specific EBITDA targets over the Company’s two full fiscal years following the acquisition.

COTCO achieved the required EBITDA target for fiscal 2008 such that the first tranche of the additional consideration in the amount of $60.0 million was earned. This resulted in additional purchase price and an increase to goodwill in the Company’s consolidated financial statements as of June 2008. The Company made a cash payment in the amount of $60.0 million to the former shareholder of COTCO in the first quarter of fiscal 2009. If certain defined EBITDA targets are met in fiscal 2009 by the operations acquired through the COTCO acquisition, an additional contingent payment of up to $65.0 million will be due to the former shareholder. This additional contingent payment may be settled in cash or common stock at the Company’s option, subject to certain limitations. If this remaining contingent payment were to occur, it would result in an increase to purchased goodwill.

The assets, liabilities, and operating results of COTCO have been included in the Company’s consolidated financial statements from the date of acquisition and are reflected in all periods presented in the accompanying financial statements.

Note 3. Financial Statement Details

Accounts Receivable, net

The following is a summary of the components of accounts receivable, net (in thousands):

	March 29, 2009	June 29, 2008
Billed trade receivables	$110,415	$111,851
Unbilled contract receivables	4,157	6,188

	114,572	118,039
Allowance for sales return	(9,038)	(5,944)
Allowance for bad debts	(2,597)	(1,719)

Total accounts receivable, net	$102,937	$110,376

Inventories

The following is a summary of the components of inventories (in thousands):

	March 29, 2009	June 29, 2008
Raw material	$16,505	$16,924
Work-in-progress	34,507	33,498
Finished goods	37,133	35,715

	88,145	86,137
Inventory reserve	(10,677)	(5,976)

Total inventories, net	$77,468	$80,161

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

Note 5. Fair Value of Financial Instruments

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., "the exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas, unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. The financial assets for which the Company may be required to perform non-recurring fair value remeasurements (e.g., an impairment of assets) are any investments in privately-held companies. As of March 29, 2009, financial assets utilizing Level 1 inputs included cash equivalents such as money market deposits, and other investments with quoted prices available for identical items in active markets. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds and other instruments. The Company does not have any significant financial assets requiring the use of Level 3 inputs.

The following table sets forth financial instruments carried at fair value within the SFAS 157 hierarchy and using the lowest level of input as of March 29, 2009 (in thousands):

	Financial Instruments Carried at Fair Value
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$227,762	$—	$—	$227,762
Short-term investments	7,150	114,901	—	122,051
Long-term investments	9,481	28,678	—	38,159

Total assets	$244,393	$143,579	$—	$387,972

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

Note 6. Intangible Assets and Goodwill

Intangible Assets

The following table reflects the components of intangible assets (in thousands):

	March 29, 2009	June 29, 2008
Customer relationships	$52,620	$52,620
Developed technology	51,860	51,860
Patent and license rights	60,552	54,596

	$165,032	$159,076
Accumulated amortization	(48,882)	(34,039)

Intangible assets, net	$116,150	$125,037

Total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, recognized during the three and nine months ended March 29, 2009 was $5.0 million and $14.9 million, respectively. For the three and nine months ended March 30, 2008, total amortization expense, including amortization of acquisition related intangibles, patents and license rights, was $5.0 million and $14.8 million, respectively.

Goodwill

Goodwill increased from approximately $244.0 million at June 29, 2008 to approximately $248.5 million at March 29, 2009 due primarily to the contingent consideration payment related to the acquisition of LLF.

Note 7. Shareholders’ Equity

As of March 29, 2009, there remained approximately 4.5 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 2009. During the fiscal quarter ended March 29, 2009, the Company did not repurchase any shares. For the nine months ended March 29, 2009, the Company repurchased approximately 0.1 million shares at an average price of $21.18 per share with an aggregate value of approximately $2.7 million.

Note 8. Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Basic:
Net income	$4,015	$5,660	$20,630	$24,994

Weighted average common shares	88,243	87,211	88,050	85,695

Basic earnings per share	$0.05	$0.06	$0.23	$0.29

Diluted:
Net income	$4,015	$5,660	$20,630	$24,994

Weighted average common shares - basic	88,243	87,211	88,050	85,695
Dilutive effect of stock options, unvested shares and ESPP purchase rights	596	1,694	622	1,811

Weighted average common shares - diluted	88,839	88,905	88,672	87,506

Diluted earnings per share	$0.05	$0.06	$0.23	$0.29

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive, and as such, these shares are not included in calculating diluted earnings per share. For the three and nine months ended March 29, 2009 there were 8.2 million and 7.9 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive. For the three and nine months ended March 30, 2008 there were 4.6 million and 4.3 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

Note 9. Comprehensive Income

The following presents a summary of activity in comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net income	$4,015	$5,660	$20,630	$24,994
Other comprehensive income (loss):
Foreign currency translation adjustments	219	5,379	513	5,384
Cumulative change in accounting principle	—	—	—	(36)
Realized gain on sale of Color Kinetics stock, net of tax (Note 4)	—	166	—	(8,663)
Net unrealized gain on available-for-sale securities, net of tax	510	1,295	1,781	1,461

Total other comprehensive income (loss)	729	6,840	2,294	(1,854)

Comprehensive income	$4,744	$12,500	$22,924	$23,140

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

Stock Option Awards

The following table summarizes outstanding option awards as of March 29, 2009, and changes during the nine months then ended (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at June 29, 2008	8,865	$27.76
Granted	1,816	22.56
Exercised	(498)	15.71
Forfeited or expired	(371)	26.98

Outstanding at March 29, 2009	9,812	$27.44

Restricted Stock Awards

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of March 29, 2009, and changes during the nine months then ended, follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant- Date Fair Value per Share
Nonvested at June 29, 2008	290	$24.44
Granted	174	22.61
Vested	(92)	23.19
Forfeited	(3)	24.48

Nonvested at March 29, 2009	369	$23.89

Stock-Based Compensation Valuation and Expense

The Company accounts for its employee stock-based compensation using the fair value method. The fair value method requires the Company to estimate the grant date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term.

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if expected or actual forfeitures differ from initial estimates.

Total stock-based compensation expense, net of amounts capitalized into inventory, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
Income Statement Classification	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Cost of goods sold	$1,013	$569	$3,198	$2,210
Research and development	1,402	1,095	4,095	3,031
Sales, general and administrative	2,835	2,466	8,499	6,073

Total operating expenses	4,237	3,561	12,594	9,104

Total	$5,250	$4,130	$15,792	$11,314

Approximately $0.9 million and $1.2 million of stock-based compensation has been recorded in inventory in the Company’s consolidated balance sheets as of March 29, 2009 and June 29, 2008, respectively.

Note 11. Income Taxes

The variation between the Company’s effective tax rate and the U.S. statutory rate of 35% is primarily due to the consolidation of its foreign operations, which are generally subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company’s periodic effective tax rate.

Effective with the beginning of the first quarter of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement.

At June 29, 2008, the Company had recognized $17.8 million of unrecognized tax benefits. During the nine months ended March 29, 2009, the Company recognized a decrease in total unrecognized tax benefits of $11.2 million, as a result of the settlement of the Internal Revenue Service (“IRS”) examination for fiscal years 2006 and 2007 (and for fiscal years 1991-2005 for certain carryforward tax attributes claimed on the fiscal years 2006 and 2007 tax returns). Furthermore, the Company recognized an increase in unrecognized tax benefits of $0.2 million related to prior tax positions. As a result, the total amount of unrecognized tax benefits as of March 29, 2009 is $6.8 million. Of the $6.8 million, $6.4 million represents tax positions that, if recognized, would impact the effective tax rate, as of the effective date of SFAS 141(R). Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $0.4 million of gross unrecognized tax benefits will change in the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. As of March 29, 2009, the Company had accrued $1.1 million of interest and penalties (which was previously recorded against goodwill when established and remains unchanged).

The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years ended June 24, 2007 and prior. For foreign purposes, the Company is no longer subject to examination for tax periods 2001 and prior. During the nine months ended March 29, 2009, the Company settled its examination by the IRS for fiscal years 2006 and 2007. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years 2003 and prior (however the Company is subject to examination for carryforward tax attributes generated in years prior to fiscal 2003). The Company is currently under examination by the North Carolina Department of Revenue for fiscal years 2004 through 2007, and by the Texas Comptroller Office for fiscal years 2005 through 2006.

Note 12. Commitments and Contingencies

Please refer to the section entitled “Litigation” under Note 12—Commitments and Contingencies of the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008 for a description of material legal proceedings. The following is an update to the Company’s legal proceedings.

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

Honeywell Patent Litigation

The Company entered into a Dismissal Agreement dated February 25, 2009 with Honeywell International, Inc. (“Honeywell”) and the Trustees of Boston University (the “University”) relating to the lawsuit brought by Honeywell in 2007 against the Company and Philips Lumileds Lighting Co. in the United States District Court for the Eastern District of Texas. Honeywell claimed in the lawsuit that the Company had infringed U.S. Patent No. 6,373,188 owned by Honeywell, and the Company, together with the University, asserted counterclaims against Honeywell alleging that Honeywell had infringed U.S. Patent Nos. 5,686,738 and 7,235,819 owned by the University and licensed exclusively to the Company. Pursuant to the Dismissal Agreement, the Company, the University and Honeywell have agreed to dismiss, without prejudice, all claims, counterclaims and defenses asserted by and against each other in the lawsuit, and the court entered the order of dismissal without prejudice on March 6, 2009.

Other Matters

The Company is currently a party to other unresolved legal proceedings incidental to its business. Although the resolution of these matters cannot be predicted with certainty, it is management’s judgment that the outcome will not likely have a material adverse effect on the Company’s business or its consolidated financial condition or results of operations. If an unfavorable resolution occurs, the Company’s business, results of operations or financial condition could be materially adversely affected.

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

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 29, 2008. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

•

Materials products. Revenues include the sale of wafers that are based on SiC and GaN, which are used in manufacturing LEDs, RF devices, and power devices and for research and development. They also include revenues from certain materials related licensing arrangements.

•	Power and RF products. These products include power switching devices made from SiC and also include RF devices made from SiC or GaN.

•	Contracts with government agencies. Government agencies provide us with funding to support the development of primarily SiC and GaN based new technology.

The majority of our products are produced through fabrication processes primarily conducted at our two main production facilities located in Durham, North Carolina and Huizhou, China. In some circumstances, where economically beneficial, we also use contract manufacturers for certain aspects of product fabrication.

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

•

Economic Recession. The economic recession has reduced demand for some of our products and reduced visibility in demand from both our distributors and other customers. A prolonged recession may impact the viability of our vendors and customers, which could result in supply constraints from vendors and reduced customer demand. In addition, an inability to obtain financing could impact our customers’ ability to pay us on time or at all. This has increased the risk that our actual results could differ from our targets.

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

•

Intellectual property issues. Market participants rely on patented and non-patented proprietary information relating to product design, manufacturing and other core competencies of their business. Protection of intellectual property is vital. Litigation and threatened litigation regarding intellectual property is common in our industry.

Highlights of the Third Quarter of Fiscal 2009

Like most other companies, we faced a challenging global economic environment in the third quarter of fiscal 2009, which resulted in lower demand for certain of our LED products, including those used in mobile, automotive, and some consumer applications. However, more than offsetting this decline was the continuing adoption of our LED products into other applications such as the general illumination market and some spot orders for SiC Schottky diodes, which helped the performance of our power and RF business.

The following is a summary of our financial results for the three months ended March 29, 2009:

•	Our year over year revenues increased approximately 5% to $131.1 million;

•	Our year over year gross margin percentage (gross profit as a percent of revenue) increased to 36.1% from 34.8% in the prior year;

•

We achieved income from operations of $2.9 million in the third quarter of fiscal 2009 compared to income from operations of $3.6 million in the third quarter of fiscal 2008. Net income per diluted share was $0.05 compared to $0.06 for the third quarter of fiscal 2008;

•	Combined cash, cash equivalents and marketable investments increased $39.4 million to $404.9 million at March 29, 2009 from $365.5 million at December 28, 2008;

Results of Operations

The following table sets forth certain consolidated statement of income data for the periods indicated:

	Three Months Ended
	March 29, 2009		March 30, 2008
(Dollars in Thousands, Except Per Share Amounts)	Dollars	% of Revenue	Dollars	% of Revenue
Net revenue	$131,144	100.0%	$124,986	100.0%
Cost of revenue	83,793	63.9%	81,437	65.2%

Gross profit	47,351	36.1%	43,549	34.8%

Research and development	17,071	13.0%	15,405	12.3%
Sales, general and administrative	21,043	16.0%	21,076	16.9%
Amortization of acquistion related intangibles	4,062	3.1%	4,225	3.4%
Loss (gain) on disposal or impairment of assets	2,255	1.7%	(722)	-0.6%

Income from operations	2,920	2.3%	3,565	2.8%
Gain on sale of investments, net	13	0.0%	—	0.0%
Other non-operating income	28	0.0%	129	0.1%
Interest income, net	1,837	1.4%	3,755	3.0%

Income from continuing operations before income taxes	4,798	3.7%	7,449	5.9%
Income tax expense	768	0.6%	1,787	1.4%

Income from continuing operations	4,030	3.1%	5,662	4.5%
Loss from discontinued operations	(15)	0.0%	(2)	0.0%

Net income	$4,015	3.1%	$5,660	4.5%

Diluted EPS	$0.05		$0.06

	Nine Months Ended
	March 29, 2009		March 30, 2008
(Dollars in Thousands, Except Per Share Amounts)	Dollars	% of Revenue	Dollars	% of Revenue
Net revenue	$419,145	100.0%	$357,371	100.0%
Cost of revenue	265,935	63.4%	237,286	66.4%

Gross profit	153,210	36.6%	120,085	33.6%

Research and development	52,787	12.6%	43,083	12.1%
Sales, general and administrative	65,804	15.7%	57,449	16.1%
Amortization of acquistion related intangibles	12,186	2.9%	12,321	3.4%
Loss on disposal or impairment of assets	3,305	0.8%	487	0.1%

Income from operations	19,128	4.6%	6,745	1.9%
Gain on sale of investments, net	78	0.0%	14,117	4.0%
Other non-operating income	181	0.0%	207	0.1%
Interest income, net	7,168	1.7%	11,986	3.4%

Income from continuing operations before income taxes	26,555	6.3%	33,055	9.2%
Income tax expense	5,740	1.4%	7,885	2.2%

Income from continuing operations	20,815	5.0%	25,170	7.0%
Loss from discontinued operations	(185)	0.0%	(176)	0.0%

Net income	$20,630	4.9%	$24,994	7.0%

Diluted EPS	$0.23		$0.29

Revenues

Revenues were comprised of the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 29, 2009	March 30, 2008	Change		March 29, 2009	March 30, 2008	Change
LED products	$112,644	$105,654	$6,990	7%	$363,113	$298,159	$64,954	22%
Percent of total revenues	86%	85%			87%	83%
Materials products	5,624	6,327	(703)	-11%	17,281	22,329	(5,048)	-23%
Percent of total revenues	4%	5%			4%	6%
Power and RF products	8,609	6,179	2,430	39%	18,771	14,976	3,795	25%
Percent of total revenues	7%	5%			4%	4%

Total product revenues	126,877	118,160	8,717	7%	399,165	335,464	63,701	19%
Percent of total revenues	97%	95%			95%	94%
Contracts	4,267	6,826	(2,559)	-37%	14,398	21,907	(7,509)	-34%
Percent of total revenues	3%	5%			3%	6%
Upfront licensing fees	—	—	—	0%	5,582	—	5,582	100%
Percent of total revenues	0%	0%			1%	0%

Total revenues	$131,144	$124,986	$6,158	5%	$419,145	$357,371	$61,774	17%

LED Products

We derive the largest portion of our revenue from the sale of LED products which comprised approximately 86% and 85% of our total revenues for the third quarter of fiscal 2009 and fiscal 2008, respectively. For the nine months ended March 29, 2009 and March 30, 2008, revenue from the sale of our LED products comprised approximately 87% and 83% of our total revenues, respectively.

Revenue from our LED products increased 7% to $112.6 million in the third quarter of fiscal 2009 from $105.7 million in the third quarter of fiscal 2008. Revenues increased from the prior year quarter due to growth in sales of our lighting class LED products, particularly our LED components, which were partially offset by lower demand for our LED products for use in automotive, mobile and certain consumer products.

For the nine months ended March 29, 2009, revenue from our LED products increased approximately 22% to $363.1 million from $298.2 million for the nine months ended March 30, 2008. Strong sales growth from our LED components drove this year over year increase, more than offsetting a slight decline in LED chip sales. Additionally, sales in the first nine months of fiscal 2009 benefited from the acquisition of LED Lighting Fixtures, Inc. (now Cree LED Lighting Solutions, Inc.) (LLF) in the third quarter of fiscal 2008. The blended average selling price for our LED products increased approximately 30% and 41% for the three and nine month periods ended March 29, 2009, respectively, from the comparable prior year periods. This year over year increase was due to a shift in product mix to a higher proportion of revenues generated from sales of our LED components and LED lighting products.

Materials Products

Materials product sales comprised approximately 4% and 5% of our total revenues for the third quarter of fiscal 2009 and 2008, respectively, compared to 4% and 6% of our total revenues for the nine month periods ended March 29, 2009 and March 30, 2008, respectively.

Revenue from materials products decreased 11% to $5.6 million in the third quarter of fiscal 2009 from $6.3 million in the third quarter of fiscal 2008. For the nine months ended March 29, 2009, revenue from materials products decreased 23% to $17.3 million from $22.3 million for the nine months ended March 30, 2008. These decreases were due primarily to a lack of product sales to Charles & Colvard, Ltd. (Charles & Colvard) for use in gemstone applications. We currently have no backlog from Charles & Colvard and do not know when or if future orders will be placed.

Power and RF Products

Revenues from our power and RF products comprised approximately 7% and 5% of our total revenues for the third quarter of fiscal 2009 and 2008, respectively. For the nine month periods ended March 29, 2009 and March 30, 2008, revenues from our power and RF products comprised approximately 4% of our total revenues.

Revenue from power and RF increased approximately 39% to $8.6 million in the third quarter of fiscal 2009 from $6.2 million in the third fiscal quarter of 2008. For the nine months ended March 29, 2009 revenue increased 25% to $18.8 million from $15.0 million for the nine months ended March 30, 2008. The increase in our power and RF business was primarily due to some spot orders for SiC Schottky diodes during the third quarter. In addition, for power products, the increase was due to an increase in unit shipments of products partially offset by a decrease in average selling prices. RF product revenues increased primarily due to improved product mix.

Contracts

Revenues from our contracts comprised approximately 3% and 5% of our total revenues for the third quarter of fiscal 2009 and 2008, respectively, compared to approximately 3% and 6% of our total revenues for the nine month periods ended March 29, 2009 and March 30, 2008, respectively.

Revenues from contracts decreased 37% to $4.3 million in the third quarter of fiscal 2009 from $6.8 million in the third quarter of fiscal 2008. For the nine months ended March 29, 2009 revenues from contracts decreased 34% to $14.4 million from $21.9 million for the nine months ended March 30, 3008. These decreases were in large part due to the completion of certain long-term contracts. In addition, fluctuations in contract revenue were due to changes in the timing of the initiation of research contracts, the value of those contracts and timing of the work performed.

Up-Front Licensing Fees

From time to time, we may enter into licensing arrangements related to our intellectual property. In certain instances, these arrangements may include up-front payments to us that, depending on the specific terms and underlying nature of the arrangement, may allow for immediate revenue recognition. For the three months ended March 29, 2009, we had no up-front license fee revenue. For the nine months ended March 29, 2009, we recognized $5.6 million of revenues related to up-front payments due for licensing arrangements. We had no such up-front licensing fee revenues in the comparable prior year periods.

Gross Profit

Cost of revenue includes materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products. Gross profit and gross margin percentage (gross profit as a percentage of revenue) were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 29, 2009	March 30, 2008	Change		March 29, 2009	March 30, 2008	Change
Products, net	$46,676	$42,225	$4,451	11%	$145,489	$115,698	$29,791	26%
Product gross margin	36.8%	35.7%			36.4%	34.5%
Contracts, net	675	1,324	(649)	-49%	2,645	4,387	(1,742)	-40%
Contract gross margin	15.8%	19.4%			18.4%	20.0%
Upfront licensing fees	—	—	—	0%	5,076	—	5,076	100%
Licensing fee gross margin	0.0%	0.0%			90.9%	0.0%

Total gross profit	$47,351	$43,549	$3,802	9%	$153,210	$120,085	$33,125	28%
Total gross margin	36.1%	34.8%			36.6%	33.6%

Gross profit from continuing operations in the third quarter of fiscal 2009 increased approximately 9% to $47.4 million from $43.5 million in the third quarter of fiscal 2008. For the nine months ended March 29, 2009 gross profit increased approximately 28% to $153.2 million from $120.1 million for the nine months ended March 30, 2008. For the three months ended March 29, 2009 our gross margin percentage increased to 36.1% from 34.8% for the three months ended March 30, 2008. For the nine months ended March 29, 2009 our gross margin percentage increased to 36.6% from 33.6% for the nine months ended March 30, 2008. Factors contributing to the increase in gross margin percentage were changes in product mix to higher margin products and higher LED product yields. For the nine month period ended March 29, 2009, revenues from certain licensing arrangements contributed approximately $5.1 million of gross profit.

Research and Development

Research and development (R&D) expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment, R&D materials and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 29, 2009	March 30, 2008	Change		March 29, 2009	March 30, 2008	Change
Research and development	$17,071	$15,405	$1,666	11%	$52,787	$43,083	$9,704	23%
Percent of total revenues	13%	12%			13%	12%

Research and development expenses in the third quarter of fiscal 2009 increased 11% to $17.1 million from $15.4 million in the third quarter of fiscal 2008. For the nine months ended March 29, 2009 research and development expenses increased 23% to $52.8 million from $43.1 million for the nine months ended March 30, 2008. The increase was due to our continued research and development activities focusing on higher brightness LED chips, new and improved LED components, new LED lighting products, costs related to the transition to larger wafers, and power and RF initiatives.

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

	Three Months Ended				Nine Months Ended
	March 29, 2009	March 30, 2008	Change		March 29, 2009	March 30, 2008	Change
Sales, general and administrative	$21,043	$21,076	$(33)	0%	$65,804	$57,449	$8,355	15%
Percent of total revenues	16%	17%			16%	16%

Sales, general and administrative expenses from continuing operations in the third quarter of fiscal 2009 decreased slightly to $21.0 million from $21.1 million in the third quarter of fiscal 2008. For the nine months ended March 29, 2009, sales, general and administrative expenses increased 15% to $65.8 million from $57.4 million for the nine months ended March 30, 2008. Sales, general and administrative expenses were virtually flat comparing the three months ended March 29, 2009 to the three months ended March 30, 2008 as we were successful in controlling costs in response to uncertain market conditions. The increase in comparing the nine months ended March 29, 2009 to the nine months ended March 30, 2008 was due primarily to increased spending on sales and marketing as we expanded our sales channels and the acquisition of LLF during the third quarter of fiscal 2008. Additionally, costs increased due to the general expansion of our business and increased employee compensation costs.

Amortization of Acquisition Related Intangibles

As a result of our acquisitions, we have recorded various intangible assets that require amortization, principally customer relationships and developed technologies. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 29, 2009	March 30, 2008	Change	March 29, 2009	March 30, 2008	Change
INTRINSIC	$186	$186	$—	$558	$558	$—
COTCO	3,090	3,778	(688)	9,270	11,502	(2,232)
LLF	786	261	525	2,358	261	2,097

Total	$4,062	$4,225	$(163)	$12,186	$12,321	$(135)

Amortization of acquisition related intangibles from continuing operations was $4.1 million in the third quarter of fiscal 2009 compared to $4.2 million in the third quarter of fiscal 2008. For the nine months ended March 29, 2009 and March 30, 2008, amortization of acquisition related intangibles from continuing operations was approximately $12.2 million and $12.3 million, respectively. Year over year, amortization expense attributable to the intangibles acquired through the COTCO Luminant Device Limited (now Cree Hong Kong Limited) (COTCO) acquisition declined as certain assets were fully amortized by the end of the third quarter of fiscal 2009. This decline in amortization was partially offset by amortization of the intangibles acquired through the LLF acquisition that closed during the third quarter of fiscal 2008.

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

	Three Months Ended			Nine Months Ended
	March 29, 2009	March 30, 2008	Change	March 29, 2009	March 30, 2008	Change
Loss (gain) on disposal or impairment of long-lived assets	$2,255	$(722)	$2,977	$3,305	$487	$2,818

We recorded a loss of $2.3 million on the disposal of long-lived assets in the third quarter of fiscal 2009 compared to a gain of $0.7 million in the third quarter of fiscal 2008. For the nine months ended March 29, 2009 we recorded a loss of $3.3 million compared to $0.5 million for the nine months ended March 30, 3008. These losses are due to the impairment or disposal of certain long lived assets, such as equipment, and the impairment of certain capitalized patent costs. For the three months ended March 29, 2009, we recorded a one-time loss of approximately $1.2 million related to the write-off of capitalized costs related to an abandoned manufacturing facility project. For the nine month period ended March 29, 2009, in addition to the aforementioned $1.2 million loss, we also recorded a loss of approximately $0.5 million related to the impairment of certain fixed assets associated with discontinued product initiatives.

Non-Operating Income

The following table sets forth our non-operating income (in thousands):

	Three Months Ended			Nine Months Ended
	March 29, 2009	March 30, 2008	Change	March 29, 2009	March 30, 2008	Change
Gain on sale of investments, net	$13	$—	$13	$78	$14,117	$(14,039)
Other non-operating income	$28	$129	$(101)	$181	$207	$(26)
Interest income, net	$1,837	$3,755	$(1,918)	$7,168	$11,986	$(4,818)

During the third quarter of fiscal 2009 and fiscal 2008, we did not have any significant gains or losses realized from the sale of our investments. For the nine months ended March 29, 3009 we did not have any significant gains or losses; however, for the nine months ended March 30, 2008 we recorded a gain on the sale of investments of $14.1 million principally related to the sale of our remaining holdings of Color Kinetics Incorporated common stock in the first quarter of fiscal 2008.

Net interest income was $1.8 million compared to $3.8 million for the third quarter of fiscal 2009 and fiscal 2008, respectively. For the nine months ended March 29, 2009 and March 30, 2008, net interest income was $7.2 million and $12.0 million, respectively. Year over year interest income decreased primarily due to a significant decline in interest rates.

We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities, and other fixed interest rate investments. The primary objective of our investments is to preserve principal.

Other non-operating income is comprised primarily of miscellaneous foreign exchange gains and losses.

Income Tax Benefit or Expense

The following table sets forth our income tax expense in dollars and our effective tax rate from continuing operations (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	March 29, 2009	March 30, 2008	Change	March 29, 2009	March 30, 2008	Change
Income tax expense	$768	$1,787	$(1,019)	$5,740	$7,885	$(2,145)
Effective tax rate on continuing operations	16.0%	24.0%		21.6%	23.9%	-2.2%

We recorded income tax expense of $0.8 million for an effective tax rate of 16.0% from continuing operations in the third quarter of fiscal 2009 as compared to income tax expense of $1.8 million for an effective tax rate of 24.0% from continuing operations in the third quarter of fiscal 2008. For the nine months ended March 29, 2009 we recorded income tax expense of $5.7 million for an effective tax rate of 21.6% from continuing operations as compared to income tax expense of $7.9 million for an effective tax rate of 23.9% for the nine months ended March 30, 2008.

The year over year fluctuations in our effective tax rate are due to new and increased U.S. tax benefits resulting from current year investments in tax exempt obligations as well as increased domestic production activities realization. On October 3, 2008, the U.S. Government passed the Emergency Economic Stabilization Act of 2008 (H.R. 1424) which included a retroactive extension of the R&D tax credit. As a result of the changes in the applicable tax laws resulting from the Act, we estimated a benefit of approximately $0.5 million. During the third quarter of fiscal 2009, we qualified for a reduced tax rate of 15% in China which resulted in a tax benefit of $0.2 million. This benefit was recorded as a discrete event for the three months ended March 29, 2009.

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

Income (Loss) from Discontinued Operations, Net of Related Income Tax Benefit

In fiscal 2006, we discontinued the operations of our Cree Microwave subsidiary. The following table sets forth our income (loss) from discontinued operations, net of tax (in thousands):

	Three Months Ended			Nine Months Ended
	March 29, 2009	March 30, 2008	Change	March 29, 2009	March 30, 2008	Change
Income (loss) from discontinued operations, net of tax	$(15)	$(2)	$(13)	$(185)	$(176)	$(9)

For the three months ended March 29, 2009 our loss from discontinued operations was $15,000 compared to $2,000 for the three months ended March 30, 2008. For the nine months ended March 29, 2009 and March 30, 2008 our loss from discontinued operations was $0.2 million. Our losses were primarily attributable to continued expenses arising from our Sunnyvale facility operating lease that was associated with the operations of our discontinued Cree Microwave subsidiary.

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

Financial Condition

The following table sets forth our cash, cash equivalents and investments (dollars in thousands):

	March 29, 2009	June 29, 2008	Change
Cash and cash equivalents	$244,667	$261,633	$(16,966)
Short term investments	122,051	50,795	71,256
Long term investments	38,159	58,604	(20,445)

Total cash and investments	$404,877	$371,032	$33,845

Our liquidity and capital resources depend on our cash flows from operations and our working capital. Our total working capital increased to $502.9 million as of March 29, 2009 from $408.2 million at June 29, 2008, primarily due to positive cash flows from operations and cash generated through the exercise of employee stock options. The following table presents the components of our cash conversion cycle for our third quarter of fiscal 2009 and fourth quarter of fiscal 2008:

	Three Months Ended March 29, 2009	Three Months Ended June 29, 2008	Change
Days of sales outstanding (a)	71	73	(2)
Days of supply in inventory (b)	83	80	3
Days in accounts payable (c)	(38)	(37)	(1)

Cash conversion cycle	116	116	0

(a)	Days of sales outstanding (DSO) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO is calculated by adding ending accounts receivable, net of allowance for doubtful accounts, and dividing that sum by average net revenue per day for the current quarter (90 days).

(b)	Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing inventory by average cost of goods sold per day for the current quarter (90 days).

(c)	Days in accounts payable (DPO) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold per day for the current quarter (90 days).

Overall our cash conversion cycle, or days to cash, remained unchanged. We did achieve improvements in DSO and DPO, however this was offset by an increase in DSI. We continue to focus on managing our working capital in response to market conditions.

As of June 29, 2008, substantially all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at March 29, 2009 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of March 29, 2009.

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

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Nine Months Ended
	March 29, 2009	March 30, 2008	Change
Cash provided by operating activities	$134,613	$66,124	$68,489
Cash (used in) provided by investing activities	(160,355)	66,140	(226,495)
Cash provided by financing activities	7,530	62,257	(54,727)
Effects of foreign exchange changes	1,246	5,039	(3,793)

Net (decrease) increase in cash and cash equivalents	$(16,966)	$199,560	$(216,526)

The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $134.6 million for the nine months ended March 29, 2009 compared to $66.1 million for the nine months ended March 30, 2008. The increase in cash provided by operating activities during the first nine months of fiscal 2009 compared to the same period of the prior year is primarily due to the timing of cash receipts from our customers, improvements in the management of our inventory and increased year over year operating income.

Cash Flows from Investing Activities

Net cash used in investing activities was $160.4 million for the nine months ended March 29, 2009 compared to net cash provided by investing activities of $66.1 million for the nine months ended March 30, 2008. Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and purchase of patent and license rights. Cash used in investing activities increased as a result of the $60.0 million and $4.4 million contingent consideration payments related to the COTCO and LLF acquisitions, respectively, and net higher amounts of available cash and equivalents utilized to acquire investment grade securities. In the prior year we realized net cash inflows from our investment activities due to higher proceeds from maturities and sales of investments, including $17.0 million in proceeds from our sale of our equity investment in Color Kinetics Incorporated.

Cash Flows from Financing Activities

Net cash provided by financing activities was $7.5 million for the nine months ended March 29, 2009 compared to $62.3 million for the nine months ended March 30, 2008. Our cash flows from financing activities are principally composed of cash proceeds from the issuance of common stock primarily related to employee stock option exercises and employee stock plan purchases offset by cash outflows related to our repurchase of common stock. Cash provided by financing activities decreased year over year as we experienced a lower level of stock option exercise activity in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008, in addition to increased repurchases of our common stock in the current year.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 29, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2009 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is set forth under Note 12 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, and is incorporated herein by reference.

Item 1A.	Risk Factors

Described below are various risks and uncertainties that may affect our business. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.

Our business may be adversely affected by the global economic downturn, the continuing uncertainties in the financial markets and our, or our customers’, ability to access the capital markets.

The global economy is currently in a pronounced economic downturn. Global financial markets are continuing to experience disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Given these uncertainties, there is no assurance that there will not be further deterioration in the global economy, the global financial markets and consumer confidence. We are unable to predict the likely duration and severity of the current global economic downturn or disruptions in the financial markets. If economic conditions deteriorate further, our business and results of operations could be materially and adversely affected.

Our business and results of operations could be impacted by a number of follow-on effects of the disruptions in the financial markets, including the inability of our customers, or their customers, to obtain sufficient financing to purchase historical or projected quantities of our products. Our revenues and gross margins are dependent upon customer demand, and if our projections of their expenditures fail to materialize, due to reductions in customer purchases or otherwise, our revenues and gross margins could be adversely affected.

Additionally, the inability of our customers and suppliers to access capital efficiently, or at all, may have other adverse effects on our financial condition. For example, financial difficulties experienced by our customers or suppliers could result in product delays; increase accounts receivable defaults; and increase our inventory exposure. These risks may increase if our customers and suppliers do not adequately manage their business or do not properly disclose their financial condition to us.

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

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions. For example, in July 2006 we acquired INTRINSIC Semiconductor Corporation, in March 2007 we acquired COTCO, and in February 2008 we acquired LLF. If we choose to make acquisitions, we face certain risks, such as failure of the acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired businesses, and difficulty in integrating the acquired business’s operations, personnel and financial and operating systems into our current business. For example, through our acquisitions of COTCO and LLF we acquired certain customer relationships, some of which are considered related parties (see Note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008), that we may not be able to successfully retain.

We may not be able to adequately address these risks or any other problems that arise from our recent or future acquisitions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition could adversely affect our business, results of operations or financial condition.

We face significant challenges managing our growth.

We have experienced a period of significant growth over the past few years that may challenge our management and other resources. We continue to transform our business to support a global components and LED lighting product customer base. In order to manage our growth and change in our strategy effectively, we must continue to:

•	expand sales and marketing, research and development, technical support, administrative functions, and distribution capabilities to support a global customer base;

•	maintain adequate manufacturing facilities and equipment to meet customer demand;

•	maintain a sufficient supply of raw materials to support our growth;

•	expand the skills and capabilities of our current management team;

•	add experienced senior level managers; and

•	attract and retain qualified employees.

While we intend to focus on managing our costs and expenses during the extremely challenging economic environment, over the long term we expect to spend substantial amounts of money in supporting our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities.

We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. In fiscal 2009, we implemented our primary financial reporting system at LLF and a portion of the business assumed in the COTCO acquisition. We plan to extend this roll-out to the remainder of the key COTCO operations before the end of fiscal 2009. If we do not allocate and effectively manage the resources necessary to build, implement and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through security breach.

In connection with our efforts to cost-effectively manage our growth, we have increasingly relied on subcontractors for production capacity, logistics support and certain administrative functions, such as payroll processing. If these service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies or the loss of or damage to intellectual property through security breach, or impact employee morale. Our operations may also be negatively impacted if any of these service providers do not have the financial capability to withstand the continuing financial downturn.

If we are unable to effectively develop, manage and expand the distribution channels for our LED components and LED lighting products, our operating results may suffer.

We have expanded into new business channels that are different from those that we have historically operated in as we grow our business and sell LED lighting products and more LED components versus LED chips. If we are unable to effectively penetrate these new distribution channels to ensure our products are reaching the appropriate customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate these new distribution channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the timeline established by our customers.

The markets in which we operate are highly competitive and have evolving technical requirements.

The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell nitride-based LED chips as well as those that sell LED components. Competitors are offering new blue, green and white LEDs with aggressive prices and improved performance. These competitors may reduce average sales prices faster than we are able to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average sales prices. The market for SiC wafers is also becoming more competitive as other firms in recent years have begun offering SiC and GaN products or announced plans to do so.

As competition increases, in order to achieve our revenue growth objectives in fiscal 2009 and beyond, we need to continue to develop new products that enable our customers to win new designs and increase market share in key areas such as mobile products and general lighting class applications. Additionally, we anticipate that increased competition for these designs will result in pressure to lower sales prices of our products. Therefore, our ability to continually produce more efficient, higher brightness LEDs that meet the evolving needs of our customers at lower costs will be critical to our success. Competitors may also try to align with some of our strategic customers. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Competitors could also invent new technologies that may make our products obsolete. Any of these developments could have an adverse effect on our business, results of operations or financial condition.

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

As a result of our continued expansion in new markets, such as LED components and LED lighting products, our traditional customers may reduce orders.

Through acquisitions and organic growth, we continue to expand in new markets, such as LED components and LED lighting products. In these new markets, some of our current customers may now perceive us as a competitor. In response, our customers may reduce their orders for our products. This reduction in orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.

Our operating results are substantially dependent on the development and acceptance of new products.

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

Vigorous protection and pursuit of intellectual property rights characterize the semiconductor industry. These traits have resulted in significant and often protracted and expensive litigation. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant legal expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to:

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

If our products fail to perform or fail to meet customer requirements or expectations, we could incur significant additional costs, including costs associated with the recall of those items.

The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident after shipment. Even if our products meet standard specifications, our customers may attempt to use our products in applications they were not designed for or in products that were not designed or manufactured properly, resulting in product failures and creating customer satisfaction issues.

We have experienced product quality, performance or reliability problems from time to time and defects or failures may occur in the future. If failures or defects occur, we may need to recall our products. These recalls could result in significant losses due to:

•	costs associated with the removal, collection and destruction of the product recalled;

•	payments made to replace recalled product;

•	a rise in warranty expense and costs associated with customer support;

•	the write down or destruction of existing inventory subject to the recall;

•	lost sales due to the unavailability of product for a period of time;

•	delays, cancellations or rescheduling of orders for our products; or

•	increased product returns.

We also may be the target of product liability lawsuits, and could suffer losses from a significant product liability judgment against us if the use of our products at issue is determined to have caused injury. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of customer confidence in our products.

Our operations in foreign countries, including China and other Asian countries, expose us to certain risks inherent in doing business internationally, which may adversely affect our business, results of operations or financial condition.

As a result of acquisitions and organic growth, we have operations, manufacturing facilities and subcontract arrangements in foreign countries that expose us to certain risks. For example, our financial statements are presented in U.S. Dollars, which requires that results of foreign operations be translated at average exchange rates into U.S. Dollars for financial reporting purposes. As a result, fluctuations in exchange rates may affect our expenses and results of operations as well as the value of our assets and liabilities. We are also subject to other types of risks, including the following:

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

In addition, abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could result in an adverse effect on our business and results of operations.

We are subject to risks related to international purchases and sales.

We expect that revenue from international sales will continue to represent the majority of our total revenue. We also purchase a portion of the materials included in our products from overseas sources. As a result, our international sales and purchases are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade barriers, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and in the extreme case, we could be suspended or debarred from government contracts or our export privileges could be suspended, which could have a material adverse effect on our business.

International sales and purchases are also subject to a variety of other risks, including risks arising from currency fluctuations, collection issues and taxes. Our international sales are subject to variability as our selling prices become less competitive in countries with currencies that are declining in value against the U.S. Dollar and more competitive in countries with currencies that are increasing in value against the U.S. Dollar. In addition, our international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies in which we are billed.

We have not entered into any foreign currency derivative financial instruments; however, we may choose to do so in the future in an effort to manage or hedge our foreign exchange rate risk.

Variations in our production yields and limitations in the amount of process improvements we can implement could impact our ability to reduce costs and could cause our margins to decline and our operating results could suffer.

All of our products are manufactured using technologies that are highly complex. The number of usable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

•	variability in our process repeatability and control;

•	contamination of the manufacturing environment;

•	equipment failure, power outages or variations in the manufacturing process;

•	lack of consistency and adequate quality and quantity of piece parts and other raw materials;

•	losses from broken wafers, inventory shrinkage or human errors;

•	defects in packaging either within our facilities or at our subcontractors; and

•	any transitions or changes in our production process, planned or unplanned.

In the past, we have experienced difficulties in achieving acceptable yields on new products, which has adversely affected our operating results. We may experience similar problems in the future, and we cannot predict when they may occur or their severity.

In addition, our ability to convert volume manufacturing to larger diameter substrates can be an important factor in allowing for a more cost effective manufacturing process. If we are unable to make this transition in a timely or cost effective manner, our results could be negatively impacted.

In some instances, we may offer products for future delivery at prices based on planned yield improvements or increased cost efficiencies from other production advances. Failure to achieve these planned improvements or advances could significantly affect our margins and operating results.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in purchases by one or more of these customers could adversely affect our operating results.

We receive a significant amount of our revenues from a limited number of customers. For example, in fiscal 2008, two customers, Sumitomo Corporation and Seoul Semiconductor Co., Ltd, individually accounted for more than 10% of our net revenue, for a combined total of 26% of our total net revenue. Sales to these and most of our other large customers are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their past purchasing behavior with little or no notice to us for various reasons, including: developing their own product solutions; choosing to purchase product from our competitors; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their past (or expected) purchasing behavior, or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.

We rely on a few key sole source and limited source suppliers, and are subject to high price volatility on certain commodity inputs.

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

In our fabrication process we consume a number of precious metals and other commodities, which are subject to high price volatility. Our operating margins could be significantly affected if we are not able to anticipate price changes correctly, or if we are not able to pass along price increases to our customers.

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

•

the lack of sufficient excess tax benefits (credits) in our additional paid in capital (“APIC”) pool in situations where our realized tax deductions for certain stock-based compensation awards (such as non-qualified stock options and restricted stock) are less than those originally anticipated; and

•

the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes, or any changes in legislation that may result in these earnings being taxed within the U.S., regardless of our decision regarding repatriation of funds.

Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the determination of our income tax provision requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. To the extent our income tax liability materially differs from our income tax provisions and accruals due to factors, including the above, which were not anticipated at the time we estimated our tax provision, our net income or cash flows could be adversely affected.

In order to compete, we must attract, motivate and retain key employees, and our failure to do so could harm our results of operations.

In order to compete, we must attract, motivate and retain executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, scientists, engineers, technical staff and sales personnel are critical to our business, and competition for experienced employees in our industry can be intense. To help attract, motivate and retain key employees, we use stock-based compensation awards such as non-qualified stock options and restricted stock. If the value of such stock awards does not appreciate, as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate employees could be weakened, which could harm our business and results of operations.

We are exposed to fluctuations in the market value of our investment portfolio and in interest rates, and therefore, impairment of our investments or lower investment income could harm our earnings.

We are exposed to market value and the inherent interest rate risk related to our investment portfolio. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities and other fixed interest rate investments. The primary objective of our investments is to preserve principal and we only acquire investments rated “AAA” grade or better. However, our investments are not all FDIC insured and may lose value and/or become illiquid regardless of their rating; in addition, declines in underlying interest rates will have a negative impact on the income generated from our investments, which could materially adversely affect our results of operations.

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

Catastrophic events may disrupt our business.

A disruption or failure of our systems or operations in the event of a natural disaster or man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, especially in the case of our single site for SiC wafer and LED fabrication. A catastrophic event that results in the destruction or disruption to our supply chain or any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected.

Our results of operations could vary as a result of the methods, estimates and judgments that we use in applying our accounting policies, including changes in the accounting regulations to be applied.

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

Likewise, our results of operations may be impacted due to changes in the accounting rules to be applied, such as the increased use of fair value measurement rules and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards.

Our stock price may be volatile.

Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years and variations between our actual financial results and the published expectations of analysts. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

Speculation in the press or investment community about our strategic position, financial condition, results of operations, or significant transactions can also cause changes in our stock price. In particular, speculation around our opportunities for energy efficient lighting may have dramatic effects upon our stock price, especially as various government agencies announce their planned investments in energy efficient technology, including lighting.

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
Date: April 22, 2009

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