Form 10-K
period 2009-06-28
CREE INC
filed 2009-08-18
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of December 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,326,981,780 (based on the closing sale price of $15.06 per share).

The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 6, 2009 was 89,769,105.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 29, 2009 are incorporated by reference into Part III.

CREE, INC.

FORM 10-K

For the Fiscal Year Ended June 28, 2009

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

Overview

Cree, Inc. (“Cree,” “we,” “our,” “us,” or the “Company”) develops and manufactures semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs), sapphire and other materials used for certain electronic applications. We currently focus our expertise in SiC and GaN on light emitting diode (LED) products, which consist of LED chips, LED components and LED lighting products. We also develop power and radio frequency (RF) products, including power switching and RF devices. We have products commercially available in each of these categories.

We derive the majority of our revenue from sales of our LED products. We also generate revenue from sales of SiC and GaN materials, power and RF products and we earn revenue under government contracts that support some of our research and development programs, to the extent the contract funding exceeds our direct cost of performing those activities.

History

Cree is a North Carolina Corporation established in 1987. The majority of our products historically have been manufactured at our production facilities located in North Carolina. However, we are increasingly expanding the use of our production facilities in China and the use of subcontractors to increase capacity and remain cost competitive. We also operate research and development facilities in North Carolina, California, Hong Kong and China.

In fiscal 2005, we operated our business in two reportable segments. In the fourth quarter of fiscal 2005, we announced the closure of the Cree Microwave segment, our silicon-based RF and microwave semiconductor business located in Sunnyvale, California. Effective December 25, 2005, we reported Cree Microwave as a discontinued operation. For further information about this business closure, see Note 8, “Discontinued Operations,” in our consolidated financial statements included in Item 8 of this report. As a result of the closure of the Cree Microwave silicon business, we now operate our business in one reportable segment.

Recent Acquisitions

In July 2006, we acquired INTRINSIC Semiconductor Corporation (INTRINSIC), which merged into Cree, Inc. in June 2007. This acquisition enabled us to accelerate the commercialization of low-defect SiC substrates, higher yielding LED wafers and power devices.

In March 2007, we acquired COTCO Luminant Device Limited (COTCO) (now “Cree Hong Kong Limited”), which is headquartered in Hong Kong and has production facilities in China. This acquisition provided us expanded packaging, research and development capabilities, a broader LED component portfolio, a lower cost manufacturing facility and expanded our sales channels in China.

In February 2008, we acquired LED Lighting Fixtures, Inc. (LLF) (now “Cree LED Lighting Solutions, Inc.”). Through this acquisition we acquired a research and development center, a commercialized LED lighting portfolio, sales channels and manufacturing subcontractor relationships to accelerate the adoption of energy-efficient LED lighting for the general illumination market.

For further information concerning our recent acquisitions, see Note 3, “Acquisitions,” in our consolidated financial statements included in Item 8 of this Annual Report.

Products

We produce LED products, SiC and GaN materials products, and power and RF products.

LED Products

LED revenue includes sales of LED chips, LED components and LED lighting products. LED revenue represented 87%, 84% and 78% of revenue for the fiscal years ended June 28, 2009, June 29, 2008 and June 24, 2007, respectively.

LED Chips.    Our LED chip products include blue and green devices made from GaN and related materials. LED chips or die are solid-state electronic components used in a number of applications and are currently available in a variety of brightness levels, wavelengths (color) and sizes. We use our LED chips in the manufacturing of our LED components. Our customers use our blue and green high-brightness LED chips in a variety of applications including video screens, gaming displays such as pachinko, function indicator lights and automotive backlighting.

Some of our customers combine our blue LED chips with phosphors to create white LEDs, which are used in various applications for indoor and outdoor illumination, and backlighting, including the backlight for full-color display screens, LCD backlighting, white keypads and the camera flash function.

LED Components.    Our LED components include a range of packaged LED products from our XLamp® LED components for lighting applications to our high-brightness LED components.

Our XLamp LED components are high power or lighting class packaged LED products designed to meet a broad range of market needs for lighting applications including general illumination (both indoor and outdoor applications), portable, architectural, signal and transportation lighting. We also use our XLamp LED components in our LED lighting products.

Our high brightness LED components consist of surface mount (SMD) and through-hole packaged LED products. Our SMD LED component products are available in a full range of colors designed to meet a broad range of market needs, including general illumination, signage, automotive, gaming and specialty lighting. Our through-hole packaged LED component products are available in a full range of colors primarily designed for the signage market and provide users with a color and brightness consistency across a wide viewing area.

LED Lighting.    Our current LED lighting products include the LR6, a six-inch architectural recessed LED down light, the LR4, a four-inch architectural recessed LED down light, the LR24, an LED architectural lay-in, and the PAR 38 bulb, a narrow beam LED spotlight. These lighting products are targeted for new construction, retrofit and renovation projects in commercial, governmental and residential applications.

Materials Products

Our materials products consist of SiC and GaN wafer and epitaxy products. Materials product revenue represented 4%, 6% and 10% of revenue for the fiscal years ended June 28, 2009, June 29, 2008 and June 24, 2007, respectively.

We manufacture SiC wafers for sale to corporate customers who use the wafers to manufacture products for optoelectronic, microwave, power switching and other applications. Corporate, government and university customers also buy SiC materials for research and development directed at optoelectronic, microwave and high power devices. We sell our wafers as a bare wafer or with epitaxial films of SiC or GaN materials.

Power and RF Products

These products include SiC power devices and RF devices. Revenue from our power and RF products represented 5%, 4%, and 4% of our revenues for the fiscal years ended June 28, 2009, June 29, 2008 and June 24, 2007, respectively.

Power Devices.    SiC-based power devices operate at significantly higher breakdown voltages than silicon-based power devices. SiC-based power devices can also provide faster switching speeds than comparable silicon-based power devices at similar breakdown voltages. These attributes create a lower switching loss, which yields power savings due to higher efficiency, enabling smaller and more efficient systems. Our current SiC-based power products include 600 and 1,200-volt Schottky diodes. Our customers currently purchase Schottky diode products for use in power factor correction circuits for power supplies in computer servers and other applications such as solar inverters. We are developing additional SiC-based power devices that could have a number of potential uses in applications for power conditioning, solar inverters and power switching in power supplies and motor control applications.

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

We also provide foundry services for wide bandgap MMICs. These RF circuits can be used in a variety of wide bandwidth communications applications, high-power radar amplifiers, electronic warfare and wireless infrastructure. The MMIC foundry service allows a customer to design their own custom RF circuit to be fabricated in our MMIC foundry, or have us provide custom MMIC design for the customer and fabricate the chips.

Financial Information About Geographic Areas of Customers and Assets

We derive our product revenue primarily from international sales and contract revenue from agencies of the U.S. Government. For information concerning geographical areas of our customers and geographic information concerning our long-lived assets, please see Note 18, “Geographic Segment Information,” in our consolidated financial statements included in Item 8 of this Annual Report. International operations expose us to risks that are different from operating in the United States, including foreign currency translation and transaction risk, risk of changes in tax laws, application of import/export laws and regulations and other risks described further in Item 1A “Risk Factors” of this Annual Report.

Government Contract Funding

We derive a portion of our revenue from funding that we receive pursuant to research contracts or subcontracts funded by various agencies of the U.S. Government. Revenue from our government contracts represented 3%, 6%, and 7% of our revenues for the fiscal years ended June 28, 2009, June 29, 2008 and June 24, 2007, respectively.

The revenue that we recognize pursuant to these contracts represents reimbursement by various U.S. Government entities that aid in the development of new technology. The applicable contracts generally provide that we may elect to retain ownership of inventions made in performing the work subject to a non-exclusive license retained by the U.S. Government to use the inventions for government purposes. Our government contracts typically cover work performed during time periods ranging from several months up to five years and require us to conduct the research effort described in the statement of work section of the contract. These contracts may be modified or terminated at the discretion of the government and typically are subject to appropriation and allocation of the required funding on an annual basis. For further information about our government contracts, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in our consolidated financial statements included in Item 8 of this Annual Report.

Research and Development

We invest significant resources in research and development. Our research and development activity currently includes efforts to:

•	improve our substrate and epitaxial materials;

•	increase and enhance our production processes;

•	develop brighter and more efficient LED chips;

•	create new and improve existing LED components and LED lighting products; and

•	develop higher power diodes/switches and higher power/higher linearity RF devices.

When customers participate in funding our research and development programs, we record the amount funded as a reduction of research and development expenses. For further information about these programs, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in our consolidated financial statements included in Item 8 of this Annual Report.

Sales and Marketing

We have traditionally marketed and sold our products to a relatively small group of customers through targeted selling, promotions, select advertising and attendance at trade shows. However, we continue to make significant investments to expand our global sales, marketing and distribution capabilities. Most notably, we are sponsoring and participating in several initiatives to enable and further support the adoption of LED lighting. These include our LED City®, LED Workplace® and LED University™ programs.

Our direct sales and marketing team is headquartered in North Carolina. We have a growing international sales team, including sales personnel in the following countries:

Austria	Japan
China	Malaysia
Germany	Singapore
Great Britain	South Korea
Hong Kong	Sweden
Italy	Taiwan

We plan to continue expanding our sales and marketing efforts globally to support our new product lines and promote the adoption of LED lighting.

Customers

We have historically had a few key customers who have represented more than 10% of our consolidated revenues. In fiscal 2009, revenues from sales to Seoul Semiconductor Co., Ltd represented 13% and revenues from sales to Arrow Electronics, Inc. represented 11% of our total consolidated revenue. For further discussion regarding customer concentration, please see Note 14, “Concentrations of Credit Risk,” in our consolidated financial statements included in Item 8 of this Annual Report. The loss of any large customer could have a material adverse effect on our business and results of operations.

Distribution

A substantial portion of our products is sold through distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers; manufacturers who incorporate our products into their own manufactured goods; or ultimate end users of our products. We also utilize third-party sales representatives who generally do not maintain a product inventory; instead, their customers place orders directly with us or through distributors.

Seasonality

Sales of our products can be subject to seasonal fluctuations and variations in customer demand. If anticipated sales or shipments do not occur when expected, our results of operations for that quarter, and potentially for future quarters, may be adversely affected.

Backlog

Our backlog at June 28, 2009, the last day of our 2009 fiscal year, was approximately $138.5 million, compared with backlog of approximately $89.3 million at July 29, 2008, the last day of our 2008 fiscal year. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which at times may be made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period. Additionally, our June 28, 2009 backlog figure contains $16.6 million of research contracts signed with the U.S. Government, for which approximately $9.6 million were not appropriated as of the last day of fiscal 2009. Our backlog could be adversely affected if the U.S. Government exercises its rights to terminate our government contracts or does not appropriate and allocate all of the funding contemplated by the contracts.

Sources of Raw Materials

We depend on a limited number of suppliers for certain raw materials, components and equipment used in our products, including certain key materials and equipment used in our crystal growth, wafering, polishing, epitaxial deposition, device fabrication, component and lighting assembly processes. We generally purchase these limited source items pursuant to purchase orders and have limited guaranteed supply arrangements with our suppliers. We believe our current supply of essential materials is sufficient to meet our needs. However, shortages have occurred from time to time and could occur again.

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

Many Asia-based chip producers also produce blue, green and white LED products, such as Epistar Corporation, Samsung LED and Toyoda Gosei Co., Ltd. (Toyoda Gosei). These competitors make products for a variety of applications in a range of performance levels that compete directly with our LED chip products.

Overall, we believe that performance, price and strength of intellectual property are the most significant factors to compete successfully in the nitride LED market. We believe our products are well positioned to meet the market performance requirements; however, there is significant pricing pressure from a number of competitors. We continually strive to improve our competitive position by developing brighter and higher performing LED chips while focusing on lowering costs.

LED Components.    The market for high power or lighting class LED components is concentrated primarily in indoor and outdoor commercial lighting; specialty lighting, including portable torch lamps (flashlights); color changing architectural lighting; signs and signals; and emergency vehicle lighting (for example, fire and rescue vehicles). Philips Lumileds Lighting Company, LLC (Philips), Nichia and OSRAM Semiconductor GmbH are the main competitors in this market. These companies sell high power LED components that compete indirectly with our target customers for LED chips and compete directly with our XLamp LED components. Several other companies have products designed to compete with our XLamp LED components, including Avago Technologies Limited, Edison Opto Corporation, Kingbright Corporation, and Seoul Semiconductor Co., Ltd. We are positioning our XLamp LED components to compete in this market based on performance, price and usability.

Our high brightness LED components compete with a larger number of competitors around the world in a variety of applications including automotive, signage, gaming and specialty lighting. We are positioning our high brightness LED components to compete in this market based on performance, price, availability and usability.

LED Lighting.    Our LED lighting products currently face competition from lighting fixture companies, lamp manufacturers and from non-traditional companies focused exclusively on LED lighting systems including fixtures and bulbs.

Our LED lighting products compete against traditional lighting products using incandescent, fluorescent, or ceramic metal halide lighting technology. Competitors include Acuity Brands Lighting Inc., Cooper Lighting, and Royal Philips Electronics N.V. among others. Our LED lighting products compete based upon their superior energy savings, extended life, improved lighting quality, lower total cost of ownership and reduced environmental impacts as compared to other lighting technologies that contain mercury.

We also compete with LED based products from traditional and non-traditional lamp and fixture companies. Our products compete on the basis of color quality and consistency, superior light output, reduced energy consumption, brand and lower total cost of ownership.

Materials Products

We have continued to maintain our well-established quality and volume leadership position in the sale of SiC and GaN wafer and epitaxy products. We have seen limited competition in this market.

Power and RF Products

Power Devices.    Our SiC-based power devices compete with similar devices offered by Infineon Technologies AG. There are also a number of other companies developing SiC-based power devices. In addition, our products compete with existing silicon-based power devices offered by a variety of manufacturers.

RF Devices.    Currently, Eudyna Devices, Inc. is the main company offering products that compete directly with our SiC MESFET and GaN HEMT products, although several other companies such as RF Micro Devices Inc., Nitronex Corporation and Triquint Corporation have products that compete with us as well. Our products also face competition from existing silicon and GaAs-based products.

Patents and Other Intellectual Property Rights

We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants and assignments, rights to patents on inventions originally developed by others. As of June 28, 2009, we owned or held exclusive rights under 516 issued U.S. patents with expiration dates extending to 2027, as well as corresponding foreign patent rights. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets. We also own other intellectual property rights, including trademark registrations in several countries for trademarks used in conjunction with our products.

Licensing activities and lawsuits to enforce intellectual property rights, particularly patent rights, are a common feature of the semiconductor and LED industries. We both make and receive inquiries regarding possible patent infringements in the normal course of business. Depending on the circumstances, we may seek to negotiate a license or other acceptable resolution. If we are unable to achieve a resolution by agreement, we may seek to enforce our rights or defend our position through litigation. Patent litigation is expensive and the outcome is often uncertain. We believe that the strength of our portfolio of patent rights is important in helping us resolve or avoid such disputes with other companies in our industry. In addition, we believe that many customers ascribe additional value to our LEDs as a result of our portfolio, particularly for high-end products destined for the United States, as compared to LEDs from manufacturers who are not licensed under the relevant patents in the portfolio. We believe our ongoing efforts to enforce our patent rights against infringers are essential to sustaining this higher value.

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

Employees

As of June 28, 2009, we employed 3,172 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to these employees. We consider relations with our employees to be good.

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

Our business may be adversely affected by the global economic downturn, the continuing uncertainties in the financial markets and our, or our customers’ or suppliers’ ability to access the capital markets.

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

Our business and results of operations could also be impacted by a number of follow-on effects of the disruptions in the financial markets, including the inability of our customers, or their customers, to obtain sufficient financing to purchase historical or projected quantities of our products. Our revenues and gross margins are dependent upon customer demand, and if our projections of their expenditures fail to materialize, due to reductions in customer purchases or otherwise, our revenues and gross margins could be adversely affected.

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

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions. For example, in July 2006 we acquired INTRINSIC, in March 2007 we acquired COTCO, and in February 2008 we acquired LLF. If we choose to make acquisitions, we face certain risks, such as failure of the acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired businesses, and difficulty in integrating the acquired business’s operations, personnel and financial and operating systems into our current business. For example, through our acquisitions of COTCO and LLF we acquired certain customer relationships, some of which were considered related persons (see Note 16, “Related Party Transactions,” in our consolidated financial statements included in Item 8 of this Annual Report), that we may not be able to successfully retain.

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

We have experienced a period of significant growth over the past few years that may challenge our management and other resources. We continue to transform our business to support a global components and LED lighting product customer base. In order to manage our growth and change in our strategy effectively, we must continue to:

•	maintain adequate manufacturing facilities and equipment to meet customer demand;

•	maintain a sufficient supply of raw materials to support our growth;

•	expand research and development, sales and marketing, technical support, distribution capabilities and administrative functions;

•	expand the skills and capabilities of our current management team;

•	add experienced senior level managers; and

•	attract and retain qualified employees.

While we intend to focus on managing our costs and expenses during the extremely challenging economic environment, over the long term we expect to invest substantially to support our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities.

We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. In fiscal 2009, we substantially completed the implementation of our primary financial reporting system at the operations assumed through the LLF and COTCO acquisitions. If we do not allocate and effectively manage the resources necessary to build, implement and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through security breach.

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

If we are unable to effectively develop, manage and expand our distribution channels for our products, our operating results may suffer.

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

As competition increases, in order to achieve our revenue growth objectives in fiscal 2010 and beyond, we need to continue to develop new products that enable our customers to win new designs and increase market share. Additionally, we anticipate that increased competition for these designs will result in pressure to lower the selling prices of our products. Therefore, our ability to continually produce more efficient, higher brightness LEDs that meet the evolving needs of our customers at lower costs will be critical to our success. Competitors may also try to align with some of our strategic customers. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Competitors could also invent new technologies that may make our products obsolete. Any of these developments could have an adverse effect on our business, results of operations or financial condition.

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

We are often involved in patent infringement litigation as described in Note 13, “Commitments and Contingencies,” in our consolidated financial statements included in Item 8 of this Annual Report. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

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

Vigorous protection and pursuit of intellectual property rights characterize our industry. These traits have resulted in significant and often protracted and expensive litigation. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant legal expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to:

•	pay substantial damages;

•	indemnify our customers;

•	stop the manufacture, use and sale of products found to be infringing;

•	incur asset impairment charges;

•	discontinue the use of processes found to be infringing;

•	expend significant resources to develop non-infringing products and processes; and/or

•	obtain a license to use third party technology.

There can be no assurance that third parties will not attempt to assert infringement claims against us, or our customers, with respect to our products. In addition, our customers may face infringement claims directed to the customer’s products that incorporate our products, and an adverse result could impair the customer’s demand for our products. We have also promised certain of our customers that we will indemnify them in the event they are sued by our competitors for infringement claims directed to the products we supply. Under these indemnification obligations we may be responsible for future payments to resolve infringement claims against them. From time to time we receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. If we believe the assertions may have merit or in other appropriate circumstances, we take appropriate steps to seek to obtain a license or to avoid the infringement. However, we cannot predict whether a license will be available; that we would find the terms of any license offered acceptable;

or that we would be able to develop an alternative solution. Failure to obtain a necessary license or develop an alternative solution could cause us to incur substantial liabilities and costs and to suspend the manufacture of affected products.

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

As a result of acquisitions and organic growth, we have operations, manufacturing facilities and subcontract arrangements in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenues, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

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

In some instances, we have been provided and may continue to receive competing incentives from foreign governments to encourage our investment in certain countries, regions, or areas outside of the United States. In particular, we have received and may continue to receive such incentives in connection with our operations in China, as the Chinese national and local governments seek to encourage the development of the technology industry in China. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any reduction or elimination of incentives currently provided to our operations could adversely affect our business and results of operations.

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

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in purchases by, one or more of these customers could adversely affect our operating results.

We receive a significant amount of our revenues from a limited number of customers. For example, in fiscal 2009, two customers, Seoul Semiconductor Co., Ltd and Arrow Electronics, Inc. individually accounted for more than 10% of our net revenue, for a combined total of 24% of our total net revenue. Sales to these and most of our other large customers are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their past purchasing behavior with little or no notice to us for various reasons, including: developing their own product solutions; choosing to purchase product from our competitors; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their past (or expected) purchasing behavior, or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.

We rely on a few key sole source and limited source suppliers, and are subject to high price volatility on certain commodity inputs.

We depend on a small number of sole source and limited source suppliers for certain raw materials, components, services and equipment used in manufacturing our products, including key materials and equipment used in critical stages of our manufacturing processes. Although alternative sources generally exist for these items, qualification of many of these alternative sources could take up to six months or longer. Where possible, we attempt to identify and qualify alternative sources for our sole and limited source suppliers.

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

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including:

•	changes in government administrations, such as the Presidency and Congress of the U.S. as well as in the states and countries in which we operate;

•	changes in tax laws or interpretation of such tax laws and changes in generally accepted accounting principles;

•	the jurisdiction in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	the recognition and measurement of uncertain tax positions;

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

For example, current proposals have been made by various U.S. governmental bodies to change the U.S. tax laws that include, among other things, limiting U.S. tax deductions for expenses related to un-repatriated foreign-source income and modifying the U.S. foreign tax credit rules. Although the scope of the proposed changes is unclear, it is possible that these or other changes in U.S. tax laws could increase our U.S. income tax liability and adversely affect our profitability. At this time, we cannot determine the timing that the proposed changes, if enacted, are to become effective.

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

We are exposed to market value and the inherent interest rate risk related to our investment portfolio. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities and other fixed interest rate investments. The primary objective of our investments is to preserve principal and we only acquire investments rated “AAA”. However, our investments are not all FDIC insured and may lose value and/or become illiquid regardless of their rating; in addition, declines in underlying interest rates will have a negative impact on the income generated from our investments, which could materially adversely affect our results of operations.

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

The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

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

Speculation in the press or investment community about our strategic position, financial condition, results of operations, or significant transactions can also cause changes in our stock price. In particular, speculation around our market opportunities for energy efficient lighting may have dramatic effects on our stock price, especially as various government agencies announce their planned investments in energy efficient technology, including lighting.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The table below sets forth information with respect to our significant owned and leased facilities as of June 28, 2009. The sizes of the locations represent the approximate gross square footage of each site’s building.

	Size (approximate square footage)
Location	Total	Production	Facility Services and Warehousing	Administrative Function	Housing / Other
Owned Facilities
Durham, NC	689,000	469,000	106,000	114,000	—
Research Triangle Park, NC	147,500	57,000	56,000	34,500	—

Total Owned	836,500	526,000	162,000	148,500	—

Leased Facilities
Hong Kong	10,500	—	—	10,500	—
Huizhou, China	183,600	113,000	19,000	38,000	13,600
Shanghai, China	50,700	—	16,100	34,600	—
Morrisville, NC	16,000	—	—	16,000	—
Goleta, CA	36,000	—	—	36,000	—
Misc. sales and support offices	15,800	—	3,300	12,500	—

Total Leased	312,600	113,000	38,400	147,600	13,600

Total	1,149,100	639,000	200,400	296,100	13,600

In the United States, our corporate headquarters as well as our primary research and development and manufacturing operations are located at the Durham, North Carolina facility that we own. This facility sits on approximately 48 acres of developed land that we own. We also own approximately 80 acres of undeveloped land near this site.

We also increasingly manufacture our LED components at our leased facility in Huizhou, China. The lease to this facility was obtained through our acquisition of COTCO in fiscal 2007. Our power and RF products are primarily produced at our owned manufacturing facility located in Research Triangle Park, North Carolina. This facility sits on approximately 55 acres of land that we own.

We also maintain sales and support offices, through our subsidiaries, in leased office premises in Shenzhen and Shanghai, China; Hong Kong; Tokyo, Japan; Penang, Malaysia; and Munich, Germany. In addition, we lease a facility in Goleta, California that is used for research and development and administrative functions.

Item 3.	Legal Proceedings

The information required by this item is set forth under Note 13, “Commitments and Contingencies,” of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information

Our common stock is traded on the NASDAQ Global Select Market and is quoted under the symbol CREE. There were 643 holders of record of our common stock as of August 6, 2009. The following table sets forth, for the quarters indicated, the high and low sales prices as reported by NASDAQ.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$29.00	$17.10	$34.87	$22.54
Second Quarter	25.97	12.57	33.68	20.48
Third Quarter	24.93	14.59	35.50	23.11
Fourth Quarter	31.75	22.62	31.80	23.02

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

The following graph compares the cumulative total return on our common stock with the cumulative total returns of The NASDAQ Composite Index and The NASDAQ Electronic Components Index for the five-year period commencing June 28, 2004. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	6/27/04	6/26/05	6/25/06	6/24/07	6/29/08	6/28/09
Cree, Inc.	100.00	120.66	106.68	124.48	107.54	135.88
NASDAQ Composite	100.00	102.03	106.29	130.66	117.85	94.53
NASDAQ Electronic Components	100.00	86.87	80.97	101.61	91.28	69.30

Sale of Unregistered Securities

There were no sales of unregistered securities during fiscal 2009.

Stock Repurchase Program

There were no repurchases during the fourth quarter of fiscal 2009 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser. As of June 28, 2009, there remained approximately 4.5 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 27, 2010.

During fiscal 2009, the Company repurchased approximately 0.1 million shares at an average price of $21.18 per share with an aggregate value of approximately $2.7 million.

Item 6.	Selected Financial Data

The consolidated statement of income data set forth below with respect to the fiscal years ended June 28, 2009, June 29, 2008, and June 24, 2007 and the consolidated balance sheet data at June 28, 2009 and June 29, 2008 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended June 25, 2006 and June 26, 2005 and the consolidated balance sheet data at June 24, 2007, June 25, 2006 and June 26, 2005 are derived from audited consolidated financial statements not included herein. All consolidated statement of income data excludes Cree Microwave as it has been accounted for as a discontinued operation. Certain fiscal 2008, fiscal 2007, fiscal 2006 and fiscal 2005 amounts have been reclassified to conform to fiscal 2009 classifications. These reclassifications had no effect on previously reported income from continuing operations or shareholders’ equity.

	Years Ended
(in 000’s, except per share data)	June 28, 2009	June 29, 2008	June 24, 2007 (1)	June 25, 2006	June 26, 2005
Statement of Income Data:
Product revenue, net	$542,838	$464,907	$364,718	$395,464	$363,102
Contract revenue, net	18,835	28,389	29,403	27,488	21,356
Upfront licensing fee revenue, net	5,582	—	—	—	—

Total revenue	$567,255	$493,296	$394,121	$422,952	$384,458
Operating income	$30,590	$12,041	$16,656	$98,841	$139,083
Net income from continuing operations	$30,650	$31,812	$50,193	$79,959	$106,564
Net income from continuing operations per share, basic	$0.35	$0.37	$0.64	$1.05	$1.42
Net income from continuing operations per share, diluted	$0.34	$0.36	$0.63	$1.02	$1.38
Weighted Average Shares Outstanding:
Basic	88,263	86,366	78,560	76,270	74,995
Diluted	89,081	88,077	79,496	78,207	77,172

	As of
	June 28, 2009	June 29, 2008	June 24, 2007	June 25, 2006	June 26, 2005
Balance Sheet Data:
Cash, cash equivalents and investments	$447,210	$371,032	$311,018	$404,690	$298,196
Working capital	$500,755	$408,193	$379,683	$339,108	$246,325
Total assets	$1,404,567	$1,313,407	$1,116,230	$900,200	$777,408
Long term obligations	$51,138	$42,992	$45,782	$35,197	$28,454
Shareholders’ equity	$1,224,748	$1,145,740	$1,015,999	$827,613	$712,918

Certain prior year amounts have been reclassified to conform to the current year presentation.

(1)	During fiscal 2007, we acquired COTCO. See Note 3, “Acquisitions,” in our consolidated financial statements included in Item 8 of this Annual Report for a description of the transaction and pro forma financial information for fiscal 2007 and fiscal 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview of our Business and Products

We are a manufacturer of semiconductor materials and devices primarily based on SiC, GaN and related compounds. We currently focus our expertise in SiC and GaN on LED products, which consist of LED chips, LED components and LED lighting products. We also develop power and RF products, including power switching and RF devices.

We derive the majority of our revenue from sales of our LED products. We also generate revenue from sales of SiC and GaN materials and power and RF products, and we earn revenue under government contracts that support some of our research and development programs to the extent the contract funding exceeds our direct cost of performing those activities. We generate revenues from the following product lines:

•

LED products.    We derive the largest portion of our revenue from the sale of our LED products. Our LED products consist of our LED chips, LED components including our XLamp LED components and high brightness LED components and LED lighting products.

•	Materials products. These products include our SiC and GaN wafers, which are used in manufacturing LEDs, RF and microwave devices, power devices and for research and development.

•

Power and RF products.    These products include power switching devices made from SiC, which provide faster switching speeds than comparable silicon-based power devices, and also include RF microwave devices made from SiC or GaN, which allow for higher power densities as compared to silicon or gallium arsenide.

•	Contracts with government agencies. Government agencies provide us with funding to support the development of primarily SiC and GaN based new technology.

The majority of our products are produced at our production facilities located in North Carolina and China. In some circumstances, we also use contract manufacturers for certain aspects of product fabrication.

Operating Segments

We currently operate our business as one reportable segment. In fiscal 2005, we operated our business in two reportable segments. In the fourth quarter of fiscal 2005, we announced the closure of the Cree Microwave segment, our silicon-based RF and microwave semiconductor business located in Sunnyvale, California. Effective December 25, 2005, we reported Cree Microwave as a discontinued operation. For further information about this business closure, see Note 8, “Discontinued Operations,” in our consolidated financial statements included in Item 8 of this Annual Report.

Industry Dynamics

Our business is primarily focused on selling our LED products. LEDs are currently used in a variety of applications, including: energy-efficient indoor and outdoor lighting, liquid crystal display (LCD) backlighting, video screens, gaming, signals, automotive applications and mobile phones. As LED technology continues to develop and improve, we believe the potential market for LED lighting applications will continue to expand.

Select industry factors affecting our business include, among others:

•

Overall demand for products and applications using LEDs.    Although we have seen increased adoption of LEDs in lighting products over the last fiscal year, the global recession has reduced demand for LEDs in consumer, mobile and automotive applications. The pace of adoption of LED lighting technology in the general illumination market and others will impact the demand for LEDs.

•

Intense and constantly evolving competitive environment.    Competition in the industry is intense. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share. To remain competitive, market participants’ generally must increase product performance and reduce costs to offset lower average sales prices.

•

Technological Innovation and Advancement.    Innovations and advancements in LED technology continue to expand the potential commercial application of LEDs particularly in the general illumination market. However, new technologies could emerge or improvements could be made in existing technologies that may reduce the demand for LEDs in certain markets.

•

Rising Energy Costs.    LED lighting technology can be more energy efficient than most traditional lighting technologies and can yield substantial reductions in energy usage for consumers. Concerns about rising energy costs have driven increased demand for more energy efficient lighting solutions.

•

Regulatory Actions Concerning Energy Efficiency.    Government regulations and programs designed to encourage or mandate increased energy efficiency, even in some cases banning forms of incandescent lighting, are advancing the adoption of more energy efficient lighting solutions such as LEDs.

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

Fiscal 2009 Highlights

The following is a summary of key financial results and certain non-financial results achieved for the year ended June 28, 2009:

•

Our revenues from continuing operations for the year increased 15% to $567.3 million. We experienced strong sales growth in our LED products, which increased $79.4 million or 19% from the prior year. Revenues from the sale of our LED components increased substantially from the prior year more than offsetting a decline in revenues attributable to sales of our LED chips. Revenues from the sales of our LED components represented over half of our total revenues from LED products in fiscal 2009.

•

Our gross margin percentage increased from the prior year to approximately 37% of revenue, reflecting our progress in improving new product introductions which more than offset increased competition in LED chips and LED components.

•	We achieved operating income of approximately $30.6 million in fiscal 2009 compared to approximately $12.0 million in fiscal 2008.

•	We generated positive cash flow from operations of $177.9 million in fiscal 2009 compared to $102.8 million for fiscal 2008.

•	Combined cash, cash equivalents and investments increased $76.2 million or 21% to $447.2 million at June 28, 2009 compared to $371.0 million at June 29, 2008.

•	We substantially completed the integration of COTCO and LLF into our business.

•	We continued the transition of our production process from a three-inch to four-inch wafer. This transition has improved our chip yield per wafer and consequently lowered our cost per chip.

Business Outlook

We project that the markets for our products will remain highly competitive during fiscal 2010. We anticipate focusing on the following key areas, among others, in response to this competitive environment:

•

Build on our leadership in LED lighting and further disrupt existing lighting markets.    Over the next year we look to motivate traditional lighting companies to embrace LED technology for their products and expand the market for our LED components by developing new lighting applications for LED technology. As we continue to develop our product offering, we also plan to further develop our sales and distribution channels to make LED lighting products more accessible to a broader base of customers.

•

Enable our lighting customers to help grow LED component sales.    Although sales of LED component products were our primary growth driver in fiscal 2009, LED lighting still represents a very small fraction of the overall lighting market. We plan to accelerate LED penetration through the creation of more efficient LED components, the development of more integrated products that are easier for traditional lighting companies to use, as well as increasing investment in our technical support capabilities by opening several new LED lighting application centers around the world.

•

Maintain the product margin levels we achieved and build operating leverage in the business.    There are some supply constraints in the LED products market which should help our margins in the short term; however, the overall LED market remains highly competitive. In order to maintain long term profitability we remain focused on both cost reductions and increasing the value of our products by providing new capabilities to the customer.

•

Build on the recent progress in our Power and RF product line.    We plan to expand our customer penetration into new, higher value applications for both power and RF with products such as our new Z-Rec™ line of diodes, which we anticipate will improve overall demand.

•

Evaluate strategic opportunities.    We intend to continue to evaluate and potentially pursue appropriate strategic opportunities such as technology licensing arrangements, acquisitions, partnerships or joint ventures that complement or expand our existing business.

Results of Operations

The following table sets forth certain consolidated statement of income data, for the periods indicated:

	2009		2008		2007
(dollars in thousands, except per share amounts)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Net revenue	$567,255	100.0%	$493,296	100.0%	$394,121	100.0%
Cost of revenue	355,349	62.6%	327,469	66.4%	260,133	66.0%

Gross margin	211,906	37.4%	165,827	33.6%	133,988	34.0%

Research and development	71,363	12.6%	58,846	11.9%	58,836	14.9%
Sales, general and administrative	86,929	15.3%	76,607	15.5%	53,105	13.5%
Amortization of acquisition related intangibles	16,248	2.9%	17,127	3.5%	4,192	1.1%
Loss on disposal or impairment assets	6,776	1.2%	1,206	0.2%	1,199	0.3%

Operating income	30,590	5.4%	12,041	2.5%	16,656	4.2%
Gain on sale of investments, net	78	0.0%	14,117	2.9%	19,233	4.9%
Other non-operating income	203	0.0%	364	0.1%	238	0.1%
Interest income, net	8,796	1.6%	14,527	2.9%	14,984	3.8%

Income before income taxes	39,667	7.0%	41,049	8.4%	51,111	13.0%
Income tax expense	9,017	1.6%	9,237	1.9%	918	0.2%

Net income from continuing operations	30,650	5.4%	31,812	6.5%	50,193	12.8%
Net income (loss) discontinued operations	(325)	-0.1%	1,627	0.3%	7,141	1.8%

Net income	$30,325	5.3%	$33,439	6.8%	$57,334	14.6%

Diluted EPS continuing operations	$0.34		$0.36		$0.63

Revenues

Revenues for fiscal 2009, 2008 and 2007 are comprised of the following (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2009	June 29, 2008	June 24, 2007	2008 to 2009		2007 to 2008
LED products	$494,378	$414,948	$307,761	$79,430	19%	$107,187	35%
Percent of total revenues	87%	84%	78%
Materials products	21,921	28,582	39,544	(6,661)	-23%	(10,962)	-28%
Percent of total revenues	4%	6%	10%
Power and RF products	26,539	21,377	17,413	5,162	24%	3,964	23%
Percent of total revenues	5%	4%	4%

Total product revenues	542,838	464,907	364,718	77,931	17%	100,189	27%
Percent of total revenues	96%	94%	93%
Contracts	18,835	28,389	29,403	(9,554)	-34%	(1,014)	-3%
Percent of total revenues	3%	6%	7%
Upfront licensing fees	5,582	—	—	5,582	100%	—	0%
Percent of total revenues	1%	0%	0%

Total revenues	$567,255	$493,296	$394,121	$73,959	15%	$99,175	25%

Revenues from continuing operations increased 15% to $567.3 million in fiscal 2009 from $493.3 million in fiscal 2008. Product revenue increased 17% to $542.8 million in fiscal 2009 from $464.9 million in fiscal 2008. The overall increase in revenue was driven by growth in our LED products that offset a decline in revenues related to our materials products and contract revenues.

Comparing fiscal 2008 to fiscal 2007, revenues from continuing operations increased 25% to $493.3 million from $394.1 million. Product revenue increased 27% to $464.9 million from $364.7 million in the year-to-year comparison. The overall increase in revenue was driven by growth in our LED component products that offset a decline in revenues related to our LED chips and materials products.

LED Products.    We derive the largest portion of our revenue from the sale of LED products, which comprised approximately 87%, 84% and 78% of our total revenues for fiscal 2009, 2008 and 2007, respectively. Revenues from our LED products were $494.4 million, $414.9 million and $307.8 million for fiscal 2009, 2008 and 2007, respectively.

Revenue from our LED products increased $79.4 million or 19% to $494.4 million in fiscal 2009 as compared to $414.9 million in fiscal 2008. Strong sales growth from our LED components drove this increase, more than offsetting a slight decline in LED chip sales. Additionally, fiscal 2009 sales benefited from the acquisition of LLF in the third quarter of fiscal 2008. The blended average selling price for our LED products increased approximately 32% in fiscal 2009 as compared to fiscal 2008. This increase was due to a shift in product mix to a higher proportion of revenues generated from sales of our LED components and LED lighting products.

Revenue from our LED products increased $107.2 million or 35% in fiscal 2008 as compared to fiscal 2007. Growth was strongest from our LED components, which continued to increase year over year and offset a decline in LED chip sales. The growth in revenues from sales of our high brightness LED components was primarily attributable to the inclusion of the operations acquired through the acquisition of COTCO for the entire year in fiscal 2008 as opposed to only one quarter in fiscal 2007. Revenues generated from the sale of our XLamp LED components grew on the strength of higher sales volumes. The blended average selling price for our LED products increased 40% in fiscal 2008 from fiscal 2007 due to a shift in product mix to a higher proportion of revenues generated from sales of our LED components in fiscal 2008.

Materials Products.    Materials product sales comprised approximately 4%, 6% and 10% of our total revenues for fiscal 2009, 2008 and 2007, respectively. Revenues from materials products were $21.9 million, $28.6 million and $39.5 million for fiscal 2009, 2008 and 2007, respectively.

Revenue from materials products decreased $6.7 million or 23% in fiscal 2009 as compared to fiscal 2008. The decline was due primarily to a lack of product sales to Charles & Colvard, Ltd. for use in gemstone applications. We currently have no backlog from Charles & Colvard, Ltd. and do not know when or if future orders will be placed. The decline of $11.0 million or 28% from fiscal 2007 to fiscal 2008 was due primarily to lower sales to Charles & Colvard.

Power and RF Products.    Power and RF product sales comprised approximately 5%, 4% and 4% of our total revenues for fiscal 2009, 2008 and 2007, respectively. Revenues from our power and RF products were $26.5 million, $21.4 million and $17.4 million for fiscal 2009, 2008 and 2007, respectively.

Revenue from our power and RF products increased $5.2 million or 24% in fiscal 2009 as compared to fiscal 2008. The increase in our power and RF business was primarily due to an increase in orders for SiC Schottky diodes and GaN MMICs.

Revenue from our power and RF products increased $4.0 million, or 23% in fiscal 2008 as compared to fiscal 2007. The increase in revenue was primarily the result of an increase in unit shipments of products. The increase in unit shipments was offset by a decrease in the blended average sales price due to changes in product mix.

Contracts.    Revenues from our contracts comprised approximately 3%, 6% and 7% of our total revenues for fiscal 2009, 2008 and 2007, respectively. Revenues from contracts were $18.8 million, $28.4 million, and $29.4 million for fiscal 2009, 2008, and 2007, respectively. The fluctuations in contract revenue from year-to-year are generally due to changes in the timing of the initiation of new research contracts, the value of those contracts and timing of the work performed.

Upfront Licensing Fees.    From time to time, we may enter into licensing arrangements related to our intellectual property. In certain instances, these arrangements may include upfront payments to us that, depending on the specific terms and underlying nature of the arrangement, may allow for immediate revenue recognition. For fiscal 2009, we recognized $5.6 million, or 1%, of our total revenues related to upfront payments due for licensing arrangements. We had no such upfront licensing fee revenues in fiscal 2008 or 2007.

Gross Profit

Cost of revenue includes materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products. Gross profit in dollars and gross margin percentages were as follows (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2009	June 29, 2008	June 24, 2007	2008 to 2009		2007 to 2008
Products, net	$203,800	$160,244	$127,593	$43,556	27%	$32,651	26%
Product gross margin	38%	34%	35%
Contracts, net	3,030	5,583	6,395	(2,553)	-46%	(812)	-13%
Contract gross margin	16%	20%	22%
Upfront licensing fees	5,076	—	—	5,076	100%	—	0%
Licensing fee gross margin	91%	0%	0%

Total gross profit	$211,906	$165,827	$133,988	$46,079	28%	$31,839	24%
Total gross margin	37%	34%	34%

Total gross margin from continuing operations was 37%, 34% and 34% for fiscal 2009, 2008 and 2007, respectively and gross profit totaled $211.9 million, $165.8 million and $134.0 million for fiscal 2009, 2008 and 2007, respectively.

Gross profit from continuing operations increased $46.1 million or 28% in fiscal 2009 as compared to fiscal 2008 and our gross margin percentage increased to 37% from 34 % over the same period. Factors contributing to the increase in gross margin percentage were changes in product mix to higher margin products, operating efficiencies and higher LED product yields. Certain licensing arrangements also contributed approximately $5.1 million of gross profit.

Gross profit from continuing operations in fiscal 2008 increased $31.8 million or 24% from fiscal 2007, however, our gross margin percentage remained consistent at 34% of revenues. Lower gross margins on sales of LED chips in fiscal 2008 were offset by higher margins on sales of our LED components. Overall declines in blended average selling prices were offset by lower costs per unit.

Contract gross profit was $3.0 million, $5.6 million and $6.4 million for fiscal 2009, 2008 and 2007, respectively. Gross margin percentage related to contracts will fluctuate year-to-year based upon the mix of active contracts between cost share versus for profit research arrangements, and mix of work actually performed on those contracts in any given year. Gross margin percentage related to contract revenue was 16%, 20% and 22% for fiscal 2009, 2008 and 2007, respectively.

Research and Development

Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2009	June 29, 2008	June 24, 2007	2008 to 2009		2007 to 2008
Research and development	$71,363	$58,846	$58,836	$12,517	21%	$10	0%
Percent of total revenues	13%	12%	15%

Research and development expenses from continuing operations increased 21% in fiscal 2009 to $71.4 million compared to $58.8 million in fiscal 2008. This increase was primarily due to our continued research and development activities focusing on higher brightness LED chips, improved LED components, a full year of research and development with respect to LED lighting products after the acquisition of LLF in the third quarter of fiscal 2008 and costs related to the transition to larger wafers. In fiscal 2008, research and development expenses from continuing operations remained consistent at $58.8 million as compared to fiscal 2007.

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

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2009	June 29, 2008	June 24, 2007	2008 to 2009		2007 to 2008
Sales, general and administrative	$86,929	$76,607	$53,105	$10,322	13%	$23,502	44%
Percent of total revenues	15%	16%	13%

Sales, general and administrative expenses, from continuing operations increased 13% in fiscal 2009 to $86.9 million compared to $76.6 million in fiscal 2008. The increase in costs in fiscal 2009 is primarily due to increased spending on sales and marketing as we expanded our sales channels and the acquisition of LLF during the third quarter of fiscal 2008. Additionally, costs increased due to the general expansion of our business and increased employee compensation costs.

In fiscal 2008, sales, general and administrative expenses from continuing operations increased 44% to $76.6 million compared to $53.1 million in fiscal 2007. The increase in costs in fiscal 2008 is primarily attributable (1) to the inclusion of a full year of the acquired operations of COTCO in fiscal 2008 as opposed to only one quarter in fiscal 2007 and (2) increased spending on sales and marketing. Additionally, costs increased due to the general expansion of our business, increased employee compensation costs, including costs related to salaries and stock based compensation, and higher costs related to certain patent litigation.

Amortization of Acquisition Related Intangibles

As a result of our acquisitions, we have recorded various intangible assets including customer relationships and developed technologies. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2009	June 29, 2008	June 24, 2007	2008 to 2009	2007 to 2008
INTRINSIC	$745	$745	$714	$—	$31
COTCO	12,358	15,336	3,478	(2,978)	11,858
LLF	3,145	1,046	—	2,099	1,046

Total	$16,248	$17,127	$4,192	$(879)	$12,935

Amortization of acquisition related intangibles from continuing operations was $16.2 million in fiscal 2009 compared to $17.1 million in fiscal 2008. The decrease from fiscal 2008 to fiscal 2009 is due primarily to a decrease in amortization of intangible assets resulting from our acquisition of COTCO in fiscal 2007 as certain assets were fully amortized during fiscal 2009. This decrease was partially offset by an increase in amortization of intangible assets related to our acquisition of LLF in fiscal 2008 as we included a full year of amortization in fiscal 2009 as opposed to less than two quarters in fiscal 2008. During fiscal 2007, we acquired INTRINSIC and COTCO, resulting in $63.7 million of amortizable intangible assets principally composed of customer relationships and developed technology. In fiscal 2008, we acquired LLF, resulting in an additional $41.2 million of amortizable intangible assets. These intangible assets were principally composed of developed technology that specifically relates to technologies underlying the development of LED lighting products for the general illumination market.

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

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2009	June 29, 2008	June 24, 2007	2008 to 2009	2007 to 2008
Loss on disposal or impairment of long-lived assets	$6,776	$1,206	$1,199	$5,570	$7

We recorded a loss of $6.8 million on the disposal of long-lived assets in fiscal 2009 compared to a loss of $1.2 million in fiscal 2008. The fiscal 2009 loss was composed of losses due to the impairment of certain equipment and facilities due to manufacturing process and facility changes, the impairment of capitalized patent costs and losses on the disposal of equipment due to discontinued product initiatives. The loss in fiscal 2008 was consistent with the loss from fiscal 2007.

Non-Operating Income

The following table sets forth our non-operating income (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2009	June 29, 2008	June 24, 2007	2008 to 2009		2007 to 2008
Gain on sale of investments, net	$78	$14,117	$19,233	$(14,039)	-99%	$(5,116)	-27%
Other non-operating income	$203	$364	$238	$(161)	-44%	$126	53%
Interest income, net	$8,796	$14,527	$14,984	$(5,731)	-39%	$(457)	-3%

For fiscal 2009, we did not have any significant gains or losses realized from the sale of our investments. For fiscal 2008 and 2007, our recorded gains on the sale of investments were principally related to the sale of our remaining holdings of Color Kinetics, Incorporated (Color Kinetics) common stock. During fiscal 2008 and 2007, we sold 500,000 shares and 1,295,660 shares of Color Kinetics common stock, respectively. As of June 29, 2008 we had fully liquidated our holdings in Color Kinetics stock.

Net interest income decreased $5.7 million, or 39%, in fiscal 2009 as compared to fiscal 2008. This decrease was primarily due to a significant decline in interest rates. Net interest income remained consistent from fiscal 2007 to fiscal 2008. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities and other fixed interest rate investments. The primary objective of our investments is to preserve principal.

Other non-operating income is comprised primarily of miscellaneous foreign exchange gains and losses.

Income Tax Expense

The following table sets forth our income tax expense in dollars and our effective tax rate from continuing operations (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2009	June 29, 2008	June 24, 2007	2008 to 2009	2007 to 2008
Income tax expense	$9,017	$9,237	$918	$(220)	$8,319
Effective tax rate on continuing operations	23%	23%	2%

We recorded income tax expense of $9.0 million from continuing operations in fiscal 2009 as compared to income tax expense of $9.2 million in fiscal 2008.

The variation between our effective tax rate and the U.S. statutory rate of 35% is primarily due to the consolidation of our foreign operations, which are generally subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on our periodic effective tax rate. In addition, our effective tax rate may be negatively impacted by the lack of sufficient excess tax benefits (credits) in our additional paid in capital (APIC) pool in situations where our realized tax deductions for certain stock based compensation awards such as non-qualified stock options and restricted stock are less than those originally anticipated.

In addition, current proposals have been made by various U.S. governmental bodies to change the U.S. tax laws that include, among other things, limiting U.S. tax deductions for expenses related to un-repatriated foreign-source income and modifying the U.S. foreign tax credit rules. Although the scope of the proposed changes is unclear, it is possible that these or other changes in U.S. tax laws could increase our U.S. income tax liability and adversely affect our profitability. At this time, we cannot determine the timing that the proposed changes, if enacted, are to become effective.

Income (Loss) from Discontinued Operations, Net of Tax

As more fully described in Note 8, “Discontinued Operations,” to the accompanying consolidated financial statements, in fiscal 2006, we discontinued the operations of our Cree Microwave subsidiary. The following table sets forth our income (loss) from discontinued operations, net of tax (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2009	June 29, 2008	June 24, 2007	2008 to 2009	2007 to 2008
Income (loss) from discontinued operations, net of tax	$(325)	$1,627	$7,141	$(1,952)	$(5,514)

During fiscal 2009, we recorded after-tax losses of $0.3 million from our discontinued operations compared to after-tax income of $1.6 million in fiscal 2008 and $7.1 million in fiscal 2007. For fiscal 2009, our losses were primarily attributable to continued expenses arising from our Sunnyvale facility operating lease that was associated with the operations of our discontinued Cree Microwave subsidiary.

During the fourth quarter of fiscal 2009 the Company negotiated the termination of its operating lease associated with the Sunnyvale facility. As part of this termination, the Company paid to the lessor a lump sum cash payment and incurred other one-time costs to terminate the lease. This resulted in a one-time net after-tax loss of approximately $0.1 million, which is included in the loss from discontinued operations in the accompanying financial statements.

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

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, and to make capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable investments and cash generated from operations. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have no debt or lines of credit and have minimal lease commitments. Based on past performance and current expectations, we believe our cash and cash equivalents, investments, and cash generated from operations, and our ability to access capital markets will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments, and other liquidity requirements associated with our operations through at least the next 12 months.

From time to time, we evaluate strategic opportunities and potential investments in complementary businesses and we anticipate continuing to make such evaluations. We may also access capital markets through the issuance of new debt or additional shares of common stock in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities.

Contractual Obligations

At June 28, 2009, payments to be made pursuant to significant contractual obligations are as follows (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	7,232	1,995	2,711	1,849	677
Purchase obligations	74,820	73,552	1,268	—	—
COTCO contingent liability	57,050	57,050	—	—	—
Other long-term liabilities	—	—	—	—	—

	$139,102	$132,597	$3,979	$1,849	$677

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

As the operations acquired through the COTCO acquisition achieved certain defined EBITDA targets for the year ended June 28, 2009, we are contractually obligated to make a payment in the amount of $57.1 million to the former shareholder of COTCO in fiscal 2010, which we elected to pay in cash.

As part of the LLF acquisition, if LLF meets the remaining defined product development targets and key employee retention measures during calendar years 2009 and 2010, additional consideration of up to $21.9 million may be payable to the former shareholders of LLF during fiscal years 2010 and 2011.

Financial Condition

The following table sets forth our cash, cash equivalents and investments (dollars in thousands):

	June 28, 2009	June 29, 2008	Change
Cash and cash equivalents	$290,154	$261,633	$28,521
Short-term investments	127,499	50,795	76,704
Long-term investments	29,557	58,604	(29,047)

Total cash and investments	$447,210	$371,032	$76,178

Our liquidity and capital resources depend on our cash flows from operations and our working capital. Our working capital increased to $495.1 million as of June 28, 2009 from $408.2 million at June 29, 2008, primarily due to positive cash flows from operations and cash generated through the exercise of employee stock options. The following table presents the components of our cash conversion cycle:

	June 28, 2009	June 29, 2008	Change
Days of sales outstanding (a)	63	73	(10)
Days of supply in inventory (b)	79	80	(1)
Days in accounts payable (c )	(39)	(37)	(2)

Cash conversion cycle	103	116	(13)

(a)	Days of sales outstanding (DSO) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the revenue for the quarter then ended. DSO is calculated by adding ending accounts receivable, net of applicable allowances and reserves, and dividing that sum by the average net revenue per day for the respective quarter.
(b)	Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and cost of goods sold for the quarter then ended. DSI is calculated by dividing inventory by average cost of goods sold per day for the respective quarter.
(c)	Days in accounts payable (DPO) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of goods sold for the quarter then ended. DPO is calculated by dividing accounts payable by the average cost of goods sold per day for the respective quarter.

Overall we significantly improved our cash conversion cycle. Our DSO decreased approximately 10 days, or 14%. This decrease was primarily due to our successful efforts to control the growth of our outstanding receivable balances in relation to current sales levels. Our DSI decreased approximately 1 day, or 1%. This decrease was primarily due to our efforts to manage our global supply chain and better control inventory levels in relation to current demand. DPO increased by 2 days or 5%.

During fiscal 2008, as a result of a strategic change in the use of invested funds, changes in market factors surrounding certain underlying securities and consideration of the current conditions in the capital markets, we determined that we would make our complete portfolio of marketable securities available for current operations.

As of June 28, 2009, substantially all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at June 28, 2009 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of June 28, 2009.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next twelve months. We have and may continue to use a portion of our available cash and cash equivalents, or funds underlying our marketable securities, to repurchase shares of our common stock. With our strong working capital position, we believe that we have the ability to continue to invest in further development of our products and, when appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio, secure key intellectual properties, or expand our production capacity. We currently anticipate that we will continue to generate positive cash flows from operations in fiscal 2010.

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2009	June 29, 2008	June 24, 2007	2008 to 2009	2007 to 2008
Cash provided by operating activities	$177,919	$102,807	$110,932	$75,112	$(8,125)
Cash (used in) provided by investing activities	(174,843)	41,253	(97,714)	(216,096)	138,967
Cash provided by (used in) financing activities	24,651	16,389	(8,061)	8,262	24,450
Effects of foreign exchange changes	794	7,303	(44)	(6,509)	7,347

Net (decrease) increase in cash and cash equivalents	$28,521	$167,752	$5,113	$(139,231)	$162,639

The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $177.9 million, $102.8 million and $110.9 million for fiscal 2009, 2008 and 2007, respectively. Cash provided by operating activities increased on a year over year basis from fiscal 2008 to fiscal 2009 primarily due to the timing of cash receipts from our customers, increased year over year operating income, and improvements in the management of our inventory. Cash provided by operating activities decreased $8.1 million on a year over year basis from fiscal 2007 to fiscal 2008 primarily as a result of lower net income adjusted for a $19.2 million gain on sales of investments and changes in operating assets and liabilities, primarily an increase in inventories.

During fiscal 2009, 2008, and 2007, our cash flows from operations were primarily derived from earnings from operations prior to non-cash expenses such as depreciation and amortization, stock-based compensation, gains realized on the sale of investments and deferred income tax income or expense, and changes in our working capital, which is primarily composed of accounts receivable and inventories, partially offset by changes in current expenses such as accounts payable and accrued expenses.

Cash Flow from Investing Activities

Net cash (used in) provided by investing activities was $(174.8) million, $41.3 million and $(97.7) million for fiscal 2009, 2008, and 2007, respectively. Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and purchase of patent and/or license rights. Cash used in investing activities increased primarily due to lower proceeds from maturities of investments partially offset by lower purchases of investments and the payment of the COTCO and LLF contingent consideration.

Cash provided by investing activities increased from fiscal 2007 to fiscal 2008 primarily as a result of increased cash generated from the maturity of our fixed income investments offset by reinvestment amounts, lower capital expenditures and less cash spent on strategic acquisitions.

As part of the acquisition of COTCO, we made a cash payment of $60.0 million to the former shareholder of COTCO in fiscal 2009. As the operations acquired through the COTCO acquisition achieved certain defined EBITDA targets for the year ended June 28, 2009, we are contractually obligated to make a payment in the amount of approximately $57.1 million to the former shareholder of COTCO in fiscal 2010, which we elected to pay in cash. This additional payment is reflected as a current obligation and increase to goodwill in our consolidated financial statements.

As part of the acquisition of LLF, we made a cash payment in the amount of $4.4 million to the former shareholders of LLF in fiscal 2009. If LLF meets the remaining defined product development targets and key employee retention measures during calendar years 2009 and 2010, additional consideration of up to $21.9 million may be payable to the former shareholders of LLF during fiscal years 2009 and 2010. These product development targets may or may not be met; but, if such contingent payments occur, these will be considered as additional purchase price and result in an increase in goodwill.

We will continue to closely monitor our capital expenditures, while making strategic investments to develop our existing products, pursue strategic initiatives where appropriate and invest in our manufacturing and information technology infrastructure to meet the needs of our business. We target investing between $120 and $150 million in fiscal 2010 for capital expenditures.

Cash Flow from Financing Activities

Net cash provided by (used in) financing activities was $24.7 million, $16.4 million and $(8.1) million for fiscal 2009, 2008 and 2007, respectively. Our cash flows from financing activities are principally composed of cash proceeds from the issuance of common stock primarily related to employee stock option exercises and employee stock plan purchases offset by cash outflows related to our repurchase of common stock. Cash provided by financing activities increased on a year over year basis from fiscal 2008 to fiscal 2009 primarily as a result of lower spending on the repurchase of common stock partially offset by a decrease in the net proceeds from the issuance of common stock related to employee stock option exercises. Cash used in financing increased on a year over year basis from fiscal 2007 to fiscal 2008 primarily due to higher spending on the repurchase of common stock than cash proceeds received from the issuance of common stock related to employee stock option exercises.

As of June 28, 2009, there remained approximately 4.5 million shares of our common stock approved for repurchase under the repurchase program authorized by our Board of Directors. Since the inception of our stock repurchase program, we have repurchased approximately 9.8 million shares of our common stock. At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

Fair Value

Beginning in the first quarter of fiscal 2009, the assessment of fair value of our financial instruments was based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs to measure fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. The financial assets for which the Company may be required to perform non-recurring fair value remeasurements (e.g., an impairment of assets) are any investments in privately-held companies. As of June 28, 2009, financial assets utilizing Level 1 inputs included cash equivalents such as money market deposits and other investments with quoted prices available for identical items in active markets. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds and other instruments. The Company does not have any significant financial assets requiring the use of Level 3 inputs. Please refer to Note 6, “Fair Value of Financial Instruments” to the consolidated financial statements included in Item 8 of this Annual Report for further information.

Financial and Market Risks

We are exposed to financial and market risks, including changes in interest rates, currency exchange rates and investment risk. We currently do not use derivative financial instruments to mitigate any of these risks; however, we may choose to do so in the future. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions at June 28, 2009 and June 29, 2008. Actual results may differ materially.

Interest Rates

We maintain an investment portfolio principally composed of high-grade corporate debt, commercial paper, government securities, and other investments at fixed interest rates that vary by security. In order to minimize risk, we amended our cash management policy in fiscal 2009 to permit us to only acquire investments rated “AAA” grade or better going forward. Prior to that amendment, we were permitted to acquire investments rated “A” grade or better. At June 28, 2009, we had $157.1 million invested in these securities, compared to $109.4 million at June 29, 2008. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported in our consolidated balance sheets. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $15.7 million at June 28, 2009 and $11.0 million at June 29, 2008.

Currency Exchange Rates

As we operate internationally and have transactions denominated in foreign currencies, we are exposed to currency exchange rate risks. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Our primary exposures relate to the exchange rates between the U.S. Dollar, the Chinese Renminbi, the Hong Kong Dollar, and the Japanese Yen.

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

As of June 24, 2007, we held a long-term investment in the equity securities of Color Kinetics, which was treated for accounting purposes as an investment in available-for-sale securities. As such, this investment was carried at fair market value based upon the quoted market price of the stock, with any net unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity. During fiscal 2008, we fully liquidated our investments in the common stock of Color Kinetics and received proceeds of $17.0 million and recognized a pre-tax gain of $14.1 million from the sale for fiscal 2008.

As of June 28, 2009, we have no significant investments in individual public or privately-held companies.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 28, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of June 28, 2009 are detailed above in “Liquidity and Capital Resources” in the section entitled “Contractual Obligations.”

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). In the application of U.S. GAAP we are required to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in our Consolidated Financial Statements. In many instances, we could have reasonably used different accounting estimates. In other instances, changes in the accounting estimates from period to period are reasonably likely to occur. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations may be affected.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, valuation of stock based compensation, valuation of long-lived assets, tax related contingencies, valuation of inventories, contingencies and litigation, and accruals for other liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with U.S. GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require a high degree of management judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions.

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

Revenue Recognition

A substantial portion of our products are sold through distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers; manufacturers who incorporate our products into their own manufactured goods; or ultimate end users of our products. In general, we recognize revenue upon shipment of our products to our distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer. Our distributors may be provided rights that allow them to return or exchange a portion of inventory (Product Exchange Rights or Stock Rotation Rights) and receive credits for changes in selling prices (Price Protection Rights).

We also provide our customers with limited rights of return for non-conforming shipments and product warranty claims. In addition, some of our sales arrangements provide for limited reimbursement of certain sales costs. As a result, we record an allowance at the time of sale, which is recorded as a reduction of product revenue in the consolidated statements of income and as a reduction to accounts receivable in the consolidated balance sheets.

We estimate an allowance for anticipated sales returns based upon an analysis considering relevant facts and circumstances. Specifically, we review historical sales returns and other relevant data and match returns or other credits to the quarter when the sales were originally recorded. Based on historical return percentages and other relevant factors, we estimate our potential future exposure on product sales that have been recorded. The allowance for sales returns, including an allowance for Price Protection Rights, at June 28, 2009 and June 29, 2008 was $9.6 million and $5.9 million, respectively.

We also record an asset for the estimated value of product returns that we believe will be returned to inventory in the future and resold. As of June 28, 2009 and June 29, 2008, we estimated the cost of future product returns at $3.7 million and $2.8 million, respectively.

Accounting for Stock-Based Compensation

We account for awards of stock-based compensation under our employee stock-based compensation plans using the fair value method. Accordingly, we estimate the grant date fair value of our stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of our stock option awards we currently use the Black-Scholes option-pricing model. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our then current stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

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

We estimate expected forfeitures at the time of grant and revise this estimate, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Our determination of an estimated forfeiture rate is primarily based upon a review of historical experience but may also include consideration of other facts and circumstances we believe are indicative of future activity. The assessment of an estimated forfeiture rate will not alter the total compensation expense to be recognized, only the timing of this recognition as compensation expense is adjusted to reflect instruments that actually vest.

If actual results are not consistent with our assumptions and judgments used in estimating key assumptions, we may be required to adjust compensation expense, which could be material to our results of operations.

Recoverability of Long-Lived Assets

Our assessment of the recoverability of long-lived assets involves significant judgment and estimation. These assessments reflect our assumptions, which, we believe, are consistent with the assumptions hypothetical marketplace participants use. Factors that we must estimate when performing recoverability and impairment tests include, among others, the economic life of the asset, sales volumes, prices, cost of capital, tax rates, and capital spending. These factors are often interdependent and therefore do not change in isolation.

We test goodwill for impairment at least annually and more frequently upon the occurrence of certain events that may indicate potential impairment. We evaluate goodwill for impairment at a reporting unit level using a two-step process. The first step compares the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, no impairment is recorded. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment analysis is performed. The second step is used to measure the amount of the impairment loss and compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount exceeds the implied fair value of the goodwill, an impairment loss is recognized for the excess. However, it should be noted that the loss recognized shall not be in excess of the carrying amount. Once a goodwill impairment loss is recognized, the adjusted carrying value shall be its new accounting basis.

We evaluate all other long-lived assets such as property, equipment and definite lived intangible assets such as patents for impairment whenever events or circumstances indicate that the carrying value of the assets recorded in our financial statements may not be recoverable. If impairment is indicated we first determine if the total estimated future cash flows on an undiscounted basis are less than the carrying amounts of the asset or assets. If so, an impairment loss is measured and recorded if the discounted estimated future cash flows are less than the carrying amounts of the asset or assets.

We do not restore a previously recognized impairment loss if the asset’s carrying value decreases below its estimated fair value.

Our impairment loss calculations require that we apply judgment in estimating future cash flows and asset fair values, including estimating useful lives of the assets. To make these judgments, we may use internal discounted cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be required to record additional impairment losses that could be material to our results of operations. We recorded $6.8 million, $1.2 million and $1.2 million of long-lived asset impairment charges during the fiscal years ended June 28, 2009, June 29, 2008 and June 24, 2007, respectively.

Deferred Tax Asset Valuation Allowances

We have established a valuation allowance for capital loss carryforwards where we believe that it is more likely than not that the tax benefits of the items will not be realized due to insufficient availability of capital gains in the carryforward period. In addition, we have established a valuation allowance related to state income tax credits recorded on the financial statements during the year for which we believe we will have insufficient state taxable income in the carryforward period to utilize the credits. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors including historical and projected future taxable income and prudent and feasible tax planning strategies. When we establish or increase a valuation allowance, our income tax expense increases in the period such determination is made. If we decrease a valuation allowance, our income tax expense decreases in the period such determination is made.

Tax Contingencies

We are subject to periodic audits of our income tax returns by federal, state and local agencies. The audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In accordance with U.S. GAAP, to account for uncertainties in income taxes we evaluate the exposures associated with our various tax filing positions. U.S. GAAP requires that a tax benefit should not be recognized for financial statement purposes for an uncertain tax filing position where it is not more likely than not (likelihood of greater than 50%) for being sustained by the taxing authorities based on the technical merits of the position.

We have recorded unrecognized tax benefits (as a reduction to the deferred tax asset or as an increase to a liability account for uncertain tax positions included in other liabilities) to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not” to be sustained, (2) the tax position is “more likely than not” to be sustained, but for a lesser amount, (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these unrecognized tax benefits, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.

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

Inventories

We write-down our inventory for estimated obsolescence equal to the difference between the cost of inventory and its estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence), and assumptions about future demand. In particular, we fully reserve for all inventory greater than 12 months old, unless there is an identified need for the inventory.

We also analyze sales levels by product type, including historical and estimated future customer demand for those products to determine if any additional reserves are appropriate. For example, we reserve for items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. If our estimates regarding customer demand are inaccurate, or market conditions or technology change in ways that are less favorable than those projected by management, we may be required to take additional inventory write-downs, which could have an adverse effect on our consolidated financial results.

Contingent Liabilities

We provide for contingent liabilities in accordance with U.S. GAAP. In accordance with U.S. GAAP, a loss contingency is charged to income when (1) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (2) the amount of the loss can be reasonably estimated.

Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying consolidated financial statements. In determining the probability of an unfavorable outcome of a particular contingent liability and whether such liability is reasonably estimable, we consider the individual facts and circumstances related to the liability, opinions of legal counsel and recent legal rulings by the appropriate regulatory bodies, among other factors. As additional information becomes available, we reassesses the potential liability related to our pending claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See also a discussion of specific contingencies in Note 13, “Commitments and Contingencies,” to our consolidated financial statements in Item 8 of this Annual Report.

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

See the section entitled “Financial and Market Risks” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cree, Inc.

We have audited the accompanying consolidated balance sheets of Cree, Inc. as of June 28, 2009 and June 29, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 28, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cree, Inc. at June 28, 2009 and June 29, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 28, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the financial statements, in 2008, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standard No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cree, Inc.’s internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 18, 2009 expressed an unqualified opinion thereon.

Raleigh, North Carolina

August 18, 2009

CREE, INC.

CONSOLIDATED BALANCE SHEETS

	June 28, 2009	June 29, 2008
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$290,154	$261,633
Short-term investments:	127,499	50,795

Total cash, cash equivalents, and short-term investments	417,653	312,428
Accounts receivable, net	103,035	110,376
Income tax receivable	1,526	9,825
Inventories, net	78,841	80,161
Deferred income taxes	10,022	4,578
Prepaid expenses and other current assets	18,359	13,000
Assets of discontinued operations	—	2,600

Total current assets	629,436	532,968
Property and equipment, net	320,110	348,013
Long-term investments	29,557	58,604
Intangible assets, net	113,328	125,037
Goodwill	304,791	244,003
Other assets	7,345	4,782

Total assets	$1,404,567	$1,313,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$38,770	$37,402
Accrued salaries and wages	16,732	13,471
Income taxes payable	8,139	5,314
Deferred income taxes	122	—
Other current liabilities	7,868	7,938
Contingent payment due related to COTCO acquisition	57,050	60,000
Liabilities of discontinued operations	—	550

Total current liabilities	128,681	124,675
Long-term liabilities:
Deferred income taxes	42,752	38,048
Other long-term liabilities	8,386	4,199
Long-term liabilities of discontinued operations	—	745

Total long-term liabilities	51,138	42,992
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 28, 2009 and June 29, 2008; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 28, 2009 and June 29, 2008; 89,659 and 88,088 shares issued and outstanding at June 28, 2009 and June 29, 2008, respectively	112	110
Additional paid-in-capital	857,383	811,015
Accumulated other comprehensive income, net of taxes	11,236	8,923
Retained earnings	356,017	325,692

Total shareholders’ equity	1,224,748	1,145,740

Total liabilities and shareholders’ equity	$1,404,567	$1,313,407

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(Thousands, except per share data)
Revenue:
Product revenue, net	$542,838	$464,907	$364,718
Contract revenue, net	18,835	28,389	29,403
Upfront licensing fee revenue	5,582	—	—

Total revenue	567,255	493,296	394,121
Cost of revenue:
Product revenue, net	339,038	304,663	237,125
Contract revenue, net	15,805	22,806	23,008
Upfront licensing fee revenue	506	—	—

Total cost of revenue	355,349	327,469	260,133
Gross margin	211,906	165,827	133,988
Operating expenses:
Research and development	71,363	58,846	58,836
Sales, general and administrative	86,929	76,607	53,105
Amortization of acquisition related intangibles	16,248	17,127	4,192
Loss on disposal or impairment of long-lived assets	6,776	1,206	1,199

Total operating expenses	181,316	153,786	117,332
Operating income	30,590	12,041	16,656
Non-operating income:
Gain on sale of investments, net	78	14,117	19,233
Other non-operating income	203	364	238
Interest income, net	8,796	14,527	14,984

Income from continuing operations before income taxes	39,667	41,049	51,111
Income tax expense	9,017	9,237	918

Income from continuing operations	30,650	31,812	50,193
(Loss) income from discontinued operations, net of related income taxes	(325)	1,627	7,141

Net income	$30,325	$33,439	$57,334

Earnings (loss) per share:
Basic:
Income from continuing operations	$0.35	$0.37	$0.64

(Loss) income from discontinued operations	$(0.00)	$0.02	$0.09

Net income	$0.34	$0.39	$0.73

Diluted:
Income from continuing operations	$0.34	$0.36	$0.63

(Loss) income from discontinued operations	$(0.00)	$0.02	$0.09

Net income	$0.34	$0.38	$0.72

Shares used in per share calculation:
Basic	88,263	86,366	78,560

Diluted	89,081	88,077	79,496

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(Thousands)
Cash flows from operating activities:
Net income	$30,325	$33,439	$57,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,564	99,280	84,669
In process research and development	—	—	950
Stock-based compensation	21,112	15,985	11,720
Excess tax benefit from share-based payment arrangements	(714)	(5,467)	(749)
Impairment of inventory or loss (gain) on disposal or impairment of long-lived assets	6,776	(1,569)	1,193
Provision for doubtful accounts	1,048	1,339	484
Gain on sale of investment in securities	(78)	(14,117)	(19,233)
Amortization of premium/discount on investments	1,903	(1,153)	(758)
Deferred income taxes	(10,762)	825	(2,425)
Changes in operating assets and liabilities:
Accounts and interest receivable	6,209	(31,046)	10,704
Inventories	820	(9,253)	(14,627)
Prepaid expenses and other current assets	14,585	(7,241)	1,489
Accounts payable, trade	1,348	2,410	(2,186)
Accrued expenses and other liabilities	8,783	19,375	(17,633)

Net cash provided by operating activities	177,919	102,807	110,932

Cash flows from investing activities:
Purchase of property and equipment	(55,283)	(55,741)	(82,604)
Purchase of INTRINSIC Semiconductor Corporation, net of cash acquired	—	—	(43,850)
Purchase of COTCO Luminant Device Ltd., net of cash acquired	—	—	(79,289)
Purchase of LED Lighting Fixtures, Inc., net of cash acquired	—	(7,180)	—
Payment of COTCO contingent consideration	(60,000)	—	—
Payment of LLF contingent consideration	(4,386)	—	—
Purchase of investments	(217,059)	(413,735)	(167,608)
Proceeds from maturities of investments	134,561	507,091	254,840
Proceeds from sale of property and equipment	169	1,465	550
Proceeds from sale of available-for-sale investments	35,815	17,000	26,646
Purchase of patent and licensing rights	(8,660)	(7,647)	(6,399)

Net cash (used in) provided by investing activities	(174,843)	41,253	(97,714)

Cash flows from financing activities:
Net proceeds from issuance of common stock	26,681	62,243	10,570
Excess tax benefit from share-based payment arrangements	714	5,467	749
Repurchase of common stock	(2,744)	(51,321)	(18,742)
Repayments of capital lease obligations	—	—	(638)

Net cash provided by (used in) financing activities	24,651	16,389	(8,061)

Effects of foreign exchange changes on cash and cash equivalents	794	7,303	(44)

Net increase in cash and cash equivalents	28,521	167,752	5,113
Cash and cash equivalents:
Beginning of year	$261,633	$93,881	$88,768
End of year	$290,154	$261,633	$93,881

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13,496	$5,202	$12,000

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Share- holders’ Equity
	(Thousands)
Balance at June 25, 2006	77,227	$96	$580,804	$234,955	$11,758	$827,613
Exercise of stock options and issuance of shares for cash	869	1	10,569	—	—	10,570
Stock-based compensation	—	—	11,826	—	—	11,826
Income tax benefits from stock option exercises	—	—	1,531	—	—	1,531
Repurchase of common stock	(1,067)	(1)	(18,714)	—	—	(18,715)
Purchase and retirement of restricted stock awards	41	—	(27)	—	—	(27)
Assumption of stock options in connection with the acquisition of INTRINSIC Semiconductor Corporation	—	—	2,163	—	—	2,163
Reversal of income tax benefit from the amendment of the Company’s prior year income tax returns	—	—	(1,308)	—	—	(1,308)
Acquisition of COTCO Luminant Device Limited	7,605	10	126,934	—	—	126,944
Net income	—	—	—	57,334	—	57,334
Currency translation gain	—	—	—	—	1,163	1,163
Unrealized gain on marketable securities, net of tax of $3,219	—	—	—	—	5,386	5,386
Reclassification of realized gain on sale of Color Kinetics’ stock, net of tax of $5,024	—	—	—	—	(8,481)	(8,481)

Comprehensive income	—	—	—	—	—	55,402

Balance at June 24, 2007	84,675	$106	$713,778	$292,289	$9,826	$1,015,999
Exercise of stock options and issuance of shares for cash	3,387	4	62,239	—	—	62,243
Stock-based compensation		—	16,334	—	—	16,334
Income tax benefits from stock option exercises	—	—	6,669	—	—	6,669
Issuance of restricted stock, net	151	—	—	—	—	—
Repurchase of common stock	(1,977)	(2)	(51,319)	—	—	(51,321)
Acquisition of LED Lighting Fixtures, Inc.	1,852	2	58,828	—	—	58,830
Assumption of stock options in connection with acquisition of LED Lighting Fixtures, Inc.	—	—	4,486	—	—	4,486
Net income	—	—	—	33,439	—	33,439
Currency translation gain	—	—	—	—	7,029	7,029
Cumulative effect of change in accounting principle	—	—	—	(36)	—	(36)
Unrealized gain on available-for-sale securities, net of tax of $436	—	—	—	—	731	731
Reclassification of realized gain on sale of Color Kinetics stock, net of tax of $5,000	—	—	—	—	(8,663)	(8,663)

Comprehensive income	—	—	—	—	—	32,500

Balance at June 29, 2008	88,088	$110	$811,015	$325,692	$8,923	$1,145,740
Exercise of stock options and issuance of shares for cash	1,550	2	26,679	—	—	26,681
Stock-based compensation	—	—	20,580	—	—	20,580
Income tax benefits from stock option exercises	—	—	2,381	—	—	2,381
Issuance of restricted stock, net	174	—	—	—	—	—
Repurchase of common stock	(130)	—	(2,744)	—	—	(2,744)
Restricted stock surrendered for payroll taxes	(23)	—	(528)	—	—	(528)
Net income	—	—	—	30,325	—	30,325
Currency translation gain	—	—	—	—	607	607
Unrealized gain on available-for-sale securities, net of tax of $1,268	—	—	—	—	1,706	1,706

Comprehensive income	—	—	—	—	—	32,638

Balance at June 28, 2009	89,659	$112	$857,383	$356,017	$11,236	$1,224,748

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business

Cree, Inc. (collectively with its subsidiaries, the “Company”), a North Carolina corporation established in 1987, develops and manufactures semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs), sapphire and other materials used for certain electronic applications. The Company currently focuses its expertise in SiC and GaN on light emitting diode (LED) products, which consist of LED chips, LED components and LED lighting products. The Company also develops power and radio frequency (RF) products, including power switching and RF devices. The Company has products commercially available in each of these categories.

The Company derives the majority of its revenue from sales of its LED products. The Company also generates revenue from sales of SiC and GaN materials, power and RF products and the Company earns revenue under government contracts that support some of its research and development programs to the extent the contract funding exceeds its direct cost of performing those activities.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2009 fiscal year extended from June 30, 2008 to June 28, 2009 and was a 52-week fiscal year. The Company’s 2008 fiscal year extended from June 25, 2007 through June 29, 2008 and was a 53-week fiscal year. The Company’s 2007 fiscal year extended from June 26, 2006 through June 24, 2007 and was a 52-week fiscal year. The Company’s 2010 fiscal year will extend from June 29, 2009 to June 27, 2010 and will be a 52-week fiscal year.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

The Company follows accounting principles generally accepted in the United States (“U.S. GAAP”) with respect to disclosures regarding reportable segments. U.S. GAAP requires segmentation based on an entity’s internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the “management approach.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined that it currently operates as one reportable segment.

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

Investments in certain securities may be classified into three categories:

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

When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline is other-than-temporary. Among other things, the Company considers the duration and extent of the decline and economic factors influencing the markets. To date, the Company has had no such other-than-temporary declines below cost basis. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses on investments are reported in other income and expense. Investments in marketable securities with maturities beyond one year may be classified as short term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

Inventories

Inventories are valued at the lower of cost or market value, with cost being determined on the first-in, first-out (“FIFO”) method or the average cost method.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Intangible Assets and Goodwill

The Company accounts for its business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and the related acquired intangible assets and goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 specifies the accounting for business combinations and the criteria for recognizing and reporting intangible assets apart from goodwill.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. Goodwill is tested for impairment annually on April 1 using a two-step process. First, the Company determines if the carrying amount of any of its reporting units exceeds its fair value (determined using the discounted cash flows or market multiples based on revenues), which would indicate a potential impairment of goodwill associated with that reporting unit. If the Company determines that a potential impairment of goodwill exists, it then compares the implied fair value of the goodwill associated with the respective reporting unit, to its carrying amount to determine if there is an impairment loss.

Contingent Liabilities

The Company provides for contingent liabilities when (1) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (2) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred. See Note 13, “Commitments and Contingencies,” for a discussion of loss contingencies in connection with pending and threatened litigation. The Company expenses as incurred the costs of defending legal claims against the Company.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

From time to time, the Company may enter into licensing arrangements related to its intellectual property. Revenue from licensing arrangements is recognized when earned and estimable. The timing of revenue recognition is dependent on the terms of each license agreement. Generally, the Company will recognize non refundable upfront license fees related to patent licenses immediately upon receipt of the funds if the Company has no significant future obligations to perform under the arrangement. However, the Company will defer recognition for licensing fees where the Company has significant future performance requirements, the fee is not fixed (such as royalties earned as a percentage of future sales), or the fees are otherwise contingent.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in selling, general and administrative expenses and amounted to approximately $3.1 million, $1.9 million and $2.0 million for the years ended June 28, 2009, June 29, 2008 and June 24, 2007, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts and interest receivable, accounts payable and other liabilities approximate fair values at June 28, 2009 and June 29, 2008 due to the short-term nature of these instruments.

Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Taxes payable which are not based on income are accrued ratably over the period to which they apply. For example, payroll taxes are accrued each period end based upon the amount of payroll taxes that are owed as of that date; whereas, property taxes and franchise taxes are accrued over the fiscal year to which they apply if paid at the end of a period, or they are amortized ratably over the fiscal year if they are paid in advance.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

Prior to the fourth quarter of fiscal 2009, certain of the Company’s international subsidiaries had a non-U.S. Dollar functional currency. However, during the fourth quarter of fiscal 2009, due to a further refinement of the Company’s global supply chain, the Company determined that most of its international subsidiaries now have the U.S. Dollar as their functional currency.

However, because the Company and its subsidiaries still make certain purchases or incur expenses in currencies other than the U.S. Dollar, the Company will continue to experience a certain amount of foreign currency exchange gains and losses. In addition, historical foreign currency translation gains and losses will continue to exist in the Company’s balance of Other Comprehensive Income until such subsidiaries are sold or substantially liquidated.

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

Recent Accounting Pronouncements

Fair Value Measurements

In the first quarter of fiscal 2009, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements, and the resulting fair values calculated under SFAS 157 after adoption were not significantly different than the fair values that would have been calculated under the previous guidance. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. See Note 6 for the expanded disclosures required by this standard regarding the Company’s fair value instruments.

In addition, in February 2008 the Financial Accounting Standards Board (“FASB”) also released FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amended SFAS 157 to exclude certain leasing transactions from the scope of SFAS 157.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Noncontrolling Interests in Consolidated Financial Statements

The Company intends to adopt SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”) beginning in its first quarter of fiscal 2010. Early adoption is prohibited, but upon adoption, SFAS 160 requires retrospective presentation and disclosure related to existing minority interests. The Company does not expect the impact of the adoption of SFAS 160 to be material to its consolidated financial statements. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. SFAS 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. In addition, SFAS 160 includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest.

Determination of the Useful Life of Intangible Assets

The Company intends to adopt FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, in its first quarter of fiscal 2010. The Company is currently evaluating the impact, if any, that adoption of this FSP will have on its consolidated financial position, results of operations and cash flows. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. GAAP principles.

Derivative Instrument and Hedging Disclosures

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”) beginning in its second quarter of fiscal

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. As SFAS 161 does not change the accounting for derivative instruments and as the Company currently does not hold any derivative instruments, its adoption did not have a material impact on the Company’s consolidated financial statements.

International Financial Reporting Standards

In November 2008, the Securities & Exchange Commission (“SEC”) released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC announced it will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

Guidance on Fair Value Measurements and Impairments

The Company adopted the FASB’s recently issued (April 2009) FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” in its fourth quarter of fiscal 2009. The Company’s adoption of this FSP did not have a significant impact on its consolidated financial statements. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurements—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

The Company adopted the FASB’s recently issued (April 2009) FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” in its fourth quarter of fiscal 2009. The Company’s adoption of this FSP did not have a significant impact on its consolidated financial statements. This FSP relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. This FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

The Company adopted the FASB’s recently issued (April 2009) FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” in its fourth quarter of fiscal 2009. The Company’s adoption of this FSP did not have a significant impact on its consolidated financial statements. This FSP addresses other-than-temporary impairments and is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent Events

The Company adopted the FASB’s recently issued (May 2009) SFAS No. 165 “Subsequent Events” (“SFAS 165”). The Company’s adoption of SFAS 165 did not have a significant impact on its consolidated financial statements. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.

Transfers of Financial Assets

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 166”). SFAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, changes the initial measurement of a transferor’s interest in transferred financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. SFAS 166 will be effective for the Company for transfers of financial assets beginning in its first quarter of fiscal 2011, with earlier adoption prohibited. The Company does not expect the impact of the adoption of SFAS 166 to be material to its consolidated financial statements.

Determining the Primary Beneficiary of a Variable Interest Entity

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) [FIN 46R]” (“SFAS 167”). SFAS No. 167 amends FIN 46R by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity (VIE); amending the quantitative approach previously required for determining the primary beneficiary of the VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE.

SFAS 167 will be effective for the Company beginning in its first quarter of fiscal 2011, with earlier adoption prohibited. The Company does not expect the impact of the adoption of SFAS 167 to be material to its consolidated financial statements.

FASB Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The provisions of SFAS 168 will become effective for the Company in its first quarter of fiscal 2010. As the Codification is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on the Company’s consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interactive Data Filing with the SEC

On January 30, 2009, the SEC released the final rules requiring all registered companies to use eXtensible Business Reporting Language (“XBRL”) when submitting financial statements to the SEC. The new rules initially will require interactive data reporting only by domestic and foreign large accelerated filers that prepare their financial statements in accordance with U.S. GAAP and have a worldwide public common equity float above $5.0 billion for their first quarterly period ending after June 15, 2009 and all periods thereafter. As the Company does not meet this requirement due to its market cap, this reporting requirement will apply to its first quarterly filing period ending after June 15, 2010 and all periods thereafter. Therefore, the Company plans to file its first quarter fiscal 2011 financial statements with the SEC in XBRL in compliance with the new SEC rules.

Note 3—Acquisitions

Acquisition of LED Lighting Fixtures, Inc.

On February 29, 2008 the Company acquired LED Lighting Fixtures, Inc. (now Cree LED Lighting Solutions, Inc.) (“LLF”) through a wholly owned subsidiary. The Company acquired all of the outstanding share capital of LLF in exchange for total upfront consideration of $80.8 million, consisting of (1) $16.5 million in cash, (2) approximately 1.9 million shares of the Company’s common stock valued at $58.8 million, (3) the assumption of fully vested LLF employee stock options valued at $4.5 million, and (4) transaction costs of $1.0 million consisting primarily of professional fees incurred relating to attorneys, accountants and valuation advisors. Under the acquisition terms, additional consideration of up to $26.4 million would become payable to the former shareholders of LLF if defined product development targets and key employee retention measures were achieved over the three calendar years following the acquisition.

LLF achieved the defined employee retention goals and product development targets for the calendar year ended December 31, 2008 and as a result, the Company made a cash payment in the amount of $4.4 million to the former shareholders of LLF in the third quarter of fiscal 2009, thus increasing goodwill in the Company’s consolidated financial statements. If LLF meets the remaining defined employee retention goals and product development targets during the following two calendar years, additional contingent cash payments totaling up to $21.9 million would become payable to the former shareholders of LLF. If such contingent payments occur, these will be considered as additional purchase price and result in an increase in goodwill.

The total purchase price for this acquisition is as follows (in thousands):

Cash consideration paid to LLF stockholders	$20,836
Fair value of common stock issued by the Company	58,830
Fair value of vested LLF stock options assumed by the Company	4,486
Direct transaction fees and expenses	1,042

Total purchase price	$85,194

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price for this acquisition has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$10,312
Accounts receivable	982
Inventories	1,603
Deferred tax assets	2,573
Property and equipment	596
Other assets	1,093

Total tangible assets	$17,159

Intangible assets:
Customer relationships	$1,300
Non-compete agreements	440
Developed technology	39,500
Goodwill	43,836

Total intangible assets	$85,076

Liabilities assumed:
Accounts payable	$1,525
Accrued expenses	770
Deferred tax liability	14,746

Total liabilities assumed	$17,041

Net assets acquired	$85,194

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

Acquisition of COTCO Luminant Device Limited

On March 30, 2007, the Company acquired COTCO Luminant Device Limited, a Hong Kong company (now Cree Hong Kong Limited) (“COTCO”), from COTCO Holdings Limited, a Hong Kong company (now United Luminous International (Holdings) Limited) (“Holdings”). The Company acquired all of the outstanding

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share capital of COTCO in exchange for consideration consisting of approximately 7.6 million shares of the Company’s common stock and $77.3 million cash. Under the acquisition terms, additional consideration of up to $125.0 million would become payable to Holdings or its designees in the event COTCO achieved specific EBITDA targets over the Company’s two full fiscal years following the acquisition. Any such additional consideration would be treated as an incremental purchase price of COTCO, and thus result in an increase to goodwill in the Company’s consolidated financial statements in the period earned.

The operations assumed in the COTCO acquisition achieved the required EBITDA target for fiscal 2008 such that the first tranche of the additional consideration in the amount of $60.0 million was earned as of June 2008. The Company made a cash payment to settle this obligation in the amount of $60.0 million to the former shareholder of COTCO in the first quarter of fiscal 2009. The operations assumed in the COTCO acquisition also achieved certain EBITDA targets for fiscal 2009, which resulted in an additional purchase price of $57.1 million. This amount is reflected as a current obligation in the Company’s consolidated financial statements and represents the Company’s final payment related to the COTCO acquisition.

The total purchase price for this acquisition is as follows (in thousands):

Cash consideration paid to COTCO shareholder	$137,334
Consideration payable to COTCO shareholder	57,050
Fair value of common stock issued by the Company	126,944
Direct transaction fees and expenses	3,065

Total purchase price	$324,393

The purchase price for this acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$1,110
Accounts receivable	20,376
Inventories	22,916
Other current assets	54
Property and equipment	24,066

Total tangible assets	$68,522

Intangible assets:
Customer relationships	$51,000
Trade names and license agreements	150
Developed technology	7,220
In-process research and development charge	950
Goodwill	225,300

Total intangible assets	$284,620

Liabilities assumed:
Accounts payable	$10,870
Accrued expenses	5,576
Deferred tax liability	12,303

Total liabilities assumed	$28,749

Net assets acquired	$324,393

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the COTCO transaction occurred at the beginning of fiscal year 2007 (in thousands, except per share data):

Fiscal Year Ended June 24, 2007
Revenue	$449,899
Income from continuing operations	$57,689
Net income	$66,579
Earnings per share, basic	$0.85
Earnings per share, diluted	$0.84

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

In accordance with the criteria set forth in EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” as of the acquisition date, the Company began to formulate a restructuring plan for the integration of INTRINSIC. During the third quarter of fiscal 2007, the Company completed its assessment of the Dulles, Virginia facility and ceased business operations at the location. Employees and certain machinery and equipment were relocated to the Durham, North Carolina operations.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Financial Statement Details

Accounts Receivable, net

The following is a summary of the components of accounts receivable, net (in thousands):

	June 28, 2009	June 29, 2008
Billed trade receivables	$113,085	$111,851
Unbilled contract receivables	2,125	6,188

	115,210	118,039
Allowance for sales return	(9,644)	(5,944)
Allowance for bad debts	(2,531)	(1,719)

Total accounts receivable, net	$103,035	$110,376

The following table summarizes the changes in the Company’s allowance for sales returns (in thousands):

	Fiscal Years Ended
	June 28, 2009	June 29, 2008	June 24, 2007
Balance at beginning of year	$5,944	$4,552	$5,387
Current period product returns	(10,981)	(12,342)	(16,093)
Provision for sales returns	14,681	13,734	15,258

	$9,644	$5,944	$4,552

The following table is a rollforward of the Company’s allowance for bad debts (in thousands):

	Fiscal Years Ended
	June 28, 2009	June 29, 2008	June 24, 2007
Balance at beginning of period	$1,719	$635	$230
Current year provision	1,048	1,339	484
Write-offs net of recoveries	(236)	(255)	(79)

Balance at end of period	$2,531	$1,719	$635

Inventories, net

The following is a summary of the components of inventories (in thousands):

	June 28, 2009	June 29, 2008
Raw material	$14,575	$16,924
Work-in-progress	38,567	33,498
Finished goods	39,552	35,715

	92,694	86,137
Inventory reserve	(13,853)	(5,976)

Total inventories, net	$78,841	$80,161

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the Company’s inventory reserve (in thousands):

	Fiscal Years Ended
	June 28, 2009	June 29, 2008	June 24, 2007
Balance at beginning of year	$5,976	$2,642	$631
Charges to cost and expenses	11,691	6,613	4,047
Write-offs to reserve due to disposals	(3,814)	(3,279)	(2,036)

	$13,853	$5,976	$2,642

Property and Equipment, net

The following table reflects the components of property and equipment (in thousands):

	June 28, 2009	June 29, 2008
Furniture and fixtures	$9,788	$9,051
Land and buildings	178,140	167,994
Machinery and equipment	553,123	521,578
Computer hardware and software	17,957	15,291
Leasehold improvements and other	15,424	13,024

	774,432	726,938
Accumulated depreciation	(498,962)	(432,728)

	275,470	294,210
Construction in progress	44,640	53,803

Property and Equipment, net	$320,110	$348,013

Depreciation of property and equipment used in continuing operations totaled $76.7 million, $79.0 million and $76.7 million for the years ended June 28, 2009, June 29, 2008 and June 24, 2007, respectively.

During the years ended June 28, 2009, June 29, 2008 and June 24, 2007, the Company recorded approximately $6.3 million, $0.7 million and $0.9 million, respectively, as losses on disposals or impairments of property and equipment. These charges are reflected in loss or impairment on disposal of property and equipment in the accompanying consolidated statements of income.

Other Current Liabilities

The following reflects the components of other current liabilities:

	June 28, 2009	June 29, 2008
Accrued sales, use and other taxes	$2,709	$1,880
Accrued legal fees	1,917	3,048
Accrued accounting and annual report fees	755	764
Accrued warranty	663	138
Current portion of FIN 48 reserve	567	1,979
Other	1,257	129

Total other current liabilities	$7,868	$7,938

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Investments

Short-term and long-term investments consist of high-grade corporate bonds and other debt securities. During fiscal 2008, the Company determined that its marketable securities, which were previously classified as held-to-maturity, should be reclassified to available-for-sale. This was based upon management’s determination that it no longer had the positive intent to hold the securities to maturity, as the underlying cash invested in these securities would be made available for operations. All marketable investments are classified as available-for-sale as of June 28, 2009.

The following table provides a summary of marketable investments as of June 28, 2009 (in thousands):

	June 28, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities and municipal bonds	$129,694	$3,635	$(6)	$133,323
Corporate debt securities	23,398	371	(36)	23,733

	$153,092	$4,006	$(42)	$157,056

The following table presents the gross unrealized losses and estimated fair value of the Company’s investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 28, 2009 (in thousands):

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government and agency securities and municipal bonds	$1,689	$(6)	$—	$—	$1,689	$(6)
Corporate debt securities	—	—	2,001	(36)	2,001	(36)

Total	$1,689	$(6)	$2,001	$(36)	$3,690	$(42)

Number of securities with an unrealized loss		2		2		4

The following table provides a summary of marketable investments as of June 29, 2008 (in thousands):

	June 29, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$60,928	$1,011	$(28)	$61,911
Corporate debt securities	47,316	286	(114)	47,488

	$108,244	$1,297	$(142)	$109,399

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

Each of the securities in the above tables generally has an investment grade rating and is an unrealized loss position solely due to interest rate changes, sector credit rating changes or company-specific rating changes. The Company evaluates its investments for possible impairment on a periodic basis. It considers such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated recovery in market value. The Company considers the declines in the above securities to be temporary in nature, and, accordingly, does not consider these securities to be impaired as of June 28, 2009.

The contractual maturities of marketable investments at June 28, 2009 were as follows (in thousands):

	Fiscal Years Ending
	June 27, 2010	June 26, 2011	June 24, 2012	June 30, 2013	June 29, 2014	Thereafter	Total
U.S. government and agency securities and municipal bonds	$38,174	$29,350	$4,292	$11,609	$14,598	$35,300	$133,323
Corporate debt securities	14,192	9,541	—	—	—	—	23,733

Total	$52,366	$38,891	$4,292	$11,609	$14,598	$35,300	$157,056

During fiscal 2008, the Company liquidated its remaining 500,000 shares in Color Kinetics, Incorporated (“Color Kinetics”). The Company received proceeds of $17.0 million and recognized a pre-tax gain of $14.1 million. The Company no longer holds an equity investment in Color Kinetics. During fiscal 2007, the Company sold 1,295,660 shares of Color Kinetics common stock for $26.6 million and recognized a $19.2 million gain. During fiscal 2006, the Company sold 63,782 shares of Color Kinetics common stock for $1.0 million, and recognized a $0.6 million gain.

Note 6—Fair Value of Financial Instruments

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. The financial assets for which the Company may be required to perform non-recurring fair value remeasurements (e.g., an impairment of assets) are any investments in privately-held companies. As of June 28, 2009, financial assets utilizing Level 1 inputs included cash equivalents such as money market deposits, and other investments with quoted prices available for identical items in active markets. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds and other instruments. The Company does not have any significant financial assets requiring the use of Level 3 inputs.

The following table sets forth financial instruments carried at fair value within the SFAS 157 hierarchy and using the lowest level of input as of June 28, 2009 (in thousands):

	Financial Instruments Carried at Fair Value
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$109,074	$128,000	$—	$237,074
Short-term investments	7,649	119,850	—	127,499
Long-term investments	7,860	21,697	—	29,557

Total assets	$124,583	$269,547	$—	$394,130

Realized gains and losses from the sale of investments are included in “Gain on sale of investments, net” and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be “other-than-temporary”.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Intangible Assets and Goodwill

Intangible Assets

The following table reflects the components of intangible assets (in thousands):

	June 28, 2009	June 29, 2008
Customer relationships	$52,620	$52,620
Developed technology	51,860	51,860
Patent and license rights	62,733	54,596

	$167,213	$159,076
Accumulated amortization	(53,885)	(34,039)

Intangible assets, net	$113,328	$125,037

The Company invested $8.7 million, $7.6 million and $6.4 million for the years ended June 28, 2009, June 29, 2008 and June 24, 2007, respectively for patent and license rights.

Total amortization of intangible assets used in continuing operations totaled $19.9 million, $20.3 million and $7.0 million for the years ended June 28, 2009, June 29, 2008 and June 24, 2007, respectively. For the fiscal years ended June 29, 2008, June 28, 2009 and June 24, 2007, the Company recorded $0.5 million, $0.5 million and $0.3 million, respectively, in impairment charges related to its patent portfolio.

Future amortization expense of intangible assets is estimated to be as follows (amounts in thousands):

Fiscal Year Ending
June 27, 2010	$16,085
June 26, 2011	14,625
June 24, 2012	12,625
June 30, 2013	11,693
June 29, 2014	9,563
Thereafter	48,737

$113,328

Goodwill

Goodwill increased from approximately $244.0 million at June 29, 2008 to approximately $304.8 million at June 28, 2009 due primarily to the contingent consideration payments related to the acquisitions of LLF and COTCO. The Company recorded no impairments of goodwill for the fiscal years ended June 28, 2009, June 29, 2008 or June 24, 2007.

Note 8—Discontinued Operations

During fiscal 2006, the Company discontinued the operations of its silicon-based radio frequency (“RF”) and microwave semiconductor business conducted by its Cree Microwave subsidiary. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reported the operating results for the Cree Microwave silicon-based RF and microwave business for the years ended June 29, 2008, June 24, 2007 and June 25, 2006, and the related assets and liabilities on the consolidated balance sheets at June 29, 2008 and June 24, 2007 as a discontinued operation.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the fourth quarter of fiscal 2009 the Company negotiated the termination of its operating lease associated with the Sunnyvale facility. The Company had remained liable for the operating lease expenses of the Sunnyvale facility through November 2011. As such, the Company had established a liability for the fair value of the remaining lease liability based on an estimate of the present value of the remaining lease rentals reduced by an estimate of sublease rental income that will be obtained for the property through the expiration of the lease term. As part of the lease termination, the Company paid to the lessor a lump sum cash payment and incurred other one-time costs. This resulted in a one-time net after-tax loss of $0.1 million, which is included in the net loss from discontinued operations in the accompanying financial statements.

Note 9—Shareholders’ Equity

As of June 28, 2009, there remained approximately 4.5 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 27, 2010. During the fiscal year ended June 28, 2009, the Company repurchased approximately 0.1 million shares at an average price of $21.18 per share with an aggregate value of approximately $2.7 million. During the fiscal year ended June 29, 2008, the Company repurchased approximately 2.0 million shares at an average price of $25.95 per share with an aggregate value of approximately $51.3 million. During the fiscal year ended June 24, 2007, the Company repurchased 1.1 million shares at an average price of $17.54 per share with an aggregate value of approximately $18.7 million. Since the inception of the predecessor stock repurchase program in January 2001, the Company has repurchased 9.8 million shares of its common stock at an average price of $19.74 per share with an aggregate value of $193.5 million. The Company expects to use available cash to finance purchases under the current program. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of the Company’s management. The Company will continue to determine the time and extent of any repurchases based on its evaluation of market conditions and other factors.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 28, 2009, the Company had reserved a total of approximately 14.2 million shares of its common stock and 0.1 million shares of its Series A preferred stock for future issuance as follows (in thousands):

Number of Shares
For exercise of outstanding common stock options	8,978
For future equity awards under 2004 Long-Term Incentive Compensation Plan	4,396
For future issuance to employees under the 2005 Employee Stock Purchase Plan	817

Total common shares reserved	14,191

Series A preferred stock reserved for exercise of rights issued under shareholders’ rights plan	100

Note 10—Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Fiscal Years Ended
	June 28, 2009	June 29, 2008	June 24, 2007
Basic:
Net income	$30,325	$33,439	$57,334

Weighted average common shares	88,263	86,366	78,560

Basic earnings per share	$0.34	$0.39	$0.73

Diluted:
Net income	$30,325	$33,439	$57,334

Weighted average common shares—basic	88,263	86,366	78,560
Dilutive effect of stock options	818	1,711	936

Weighted average common shares—diluted	89,081	88,077	79,496

Diluted earnings per share	$0.34	$0.38	$0.72

Potential common shares that have the effect of increasing diluted earnings per share are considered to be antidilutive and as such, these shares are not be included in calculating diluted earnings per share. As of June 28, 2009, June 29, 2008 and June 24, 2007, there were 7.0 million, 4.5 million and 8.7 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Stock-Based Compensation

Overview of Employee Stock-Based Compensation Plans

The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. In addition, the Company has three plans that have been terminated as to future grants, but under which options are currently outstanding. The Company also assumed options that were initially granted pursuant to plans adopted by companies acquired by the Company. The Company’s plans are as follows:

2004 Long-Term Incentive Compensation Plan—This plan provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units and performance units. Currently, this is the only plan under which awards can be granted. As approved by the Company’s shareholders in November 2004, the plan authorized issuance of up to 1,200,000 shares plus the number of shares then authorized for issuance under the Equity Compensation Plan and not thereafter used for awards under the Equity Compensation Plan. On November 3, 2005, the Company’s shareholders approved an amendment to the Long-Term Incentive Compensation Plan, which increased the shares authorized for issuance under the plan by 2,000,000 shares, on November 1, 2007, the Company’s shareholders approved another amendment to the Long-Term Incentive Compensation Plan, which increased the shares authorized for issuance under the plan by an additional 2,000,000 shares and on October 30, 2008, the Company’s shareholders approved an amendment to the Long-Term Incentive Compensation Plan, which increased the shares authorized for issuance under the plan by an additional 3,000,000 shares. Awards issued under the plan to date include non-qualified stock options, restricted stock and performance units.

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

The Company also has an Employee Stock Purchase Plan (the “ESPP”) that provides employees with the opportunity to purchase common stock through payroll deductions. The Company established its original ESPP in 1999 and terminated it on October 31, 2005. The Company’s shareholders approved the present ESPP on November 3, 2005 at which time it became effective. Under the 1999 ESPP, the purchase price was set at the lower of 85% of the fair market value of common stock at the beginning of the participation period or 85% of the fair market value on the purchase date. Under the 2005 ESPP, the purchase price is set at 85% of the fair market value of common stock at the purchase date. Under the terms of the 2005 ESPP, the Company’s board of directors has reserved a total of 600,000 shares of common stock for issuance. On October 30, 2008, the Company’s shareholders approved an amendment to the ESPP, which increased the shares authorized for issuance under the plan by an additional 900,000 shares. The 2005 ESPP also limits employee contributions to 15% of each employee’s compensation, and participation periods have a six month duration, beginning in May and November of each year.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Awards

The following table summarizes option activity as of June 28, 2009 and changes during the fiscal year then ended (total and shares in thousands):

	Number of Shares	Weighted- Average Exercise price	Weighted Average Remaining Contractual Term	Total Intrinsic Value
Outstanding at June 29, 2008	8,865	$27.76
Granted	1,823	$22.59
Exercised	(1,309)	$16.85
Forfeited or expired	(401)	$27.13

Outstanding at June 28, 2009	8,978	$28.33	3.64	$43,577

Vested or expected to vest at June 28, 2009	8,454	$28.55	3.50	$40,759

Exercisable at June 28, 2009	5,654	$30.77	2.42	$24,050

The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on June 26, 2009 (the last trading day of fiscal 2009) of $29.92 and the exercise price for in-the-money options that would have been received by the holders if all instruments had been exercised on June 28, 2009. As of June 28, 2009, there was $25.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information about stock options outstanding and exercisable at June 28, 2009 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Wgtd. Avg. Remaining Contractual Life (years)	Wgtd. Avg. Exercise Price	Number	Wgtd. Avg. Exercise Price
$ 0.01 to $19.88	1,797	3.33	$16.44	1,367	$16.23
20.50 to 22.90	1,868	5.83	22.75	174	21.82
22.94 to 29.11	1,805	4.40	26.63	1,041	26.16
29.63 to 34.63	2,274	2.86	32.08	1,838	32.34
35.35 to 71.53	1,234	1.10	49.67	1,234	49.67

Total	8,978	3.64	$28.33	5,654	$30.77

Other information pertaining to stock-based awards of options is as follows (in thousands, except per share data):

	Fiscal Years Ended
	June 28, 2009	June 29, 2008	June 24, 2007
Weighted average grant date fair value per share of options	$9.29	$12.15	$18.81
Total intrinsic value of options exercised	$11,906	$37,960	$4,700

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards

A summary of nonvested shares of restricted stock awards (“RSAs”) outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of June 28, 2009 and changes during the year then ended is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at June 29, 2008	290	$24.44
Granted	174	22.61
Vested	(92)	25.07
Forfeited	(3)	24.48

Nonvested at June 28, 2009	369	$23.51

As of June 28, 2009, there was $5.6 million of unrecognized compensation cost related to unvested RSAs, which is expected to be recognized over a weighted average period of 3.0 years.

Stock-Based Compensation Valuation and Expense

The Company accounts for its employee stock-based compensation plans using the fair value method. The fair value method requires the Company to estimate the grant date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of the Company’s stock option awards and ESPP shares the Company currently uses the Black-Scholes option-pricing model. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models available today, including future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company’s financial statements. For restricted stock awards, grant date fair value is based upon the market price of the Company’s common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.

Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

The Company treats stock-based compensation expense similarly to other forms of employee compensation and as such, considers stock based compensation in the costing of its inventories. Approximately $0.7 million and $1.2 million of stock-based compensation were recorded in inventory in the Company’s consolidated balance sheets as of June 28, 2009 and June 29, 2008, respectively.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total stock-based compensation expense, net of amounts capitalized into inventory, were as follows (in thousands):

	Fiscal Years Ended
Income Statement Classification	June 28, 2009	June 29, 2008	June 24, 2007
Cost of goods sold	$4,250	$2,913	$3,300
Research and development	5,267	4,362	3,400
Sales, general and administrative	11,595	8,710	5,020

Total operating expenses	16,862	13,072	8,420

Total	$21,112	$15,985	$11,720

The weighted average assumptions used to value stock option grants were as follows:

	Fiscal Years Ended
	June 28, 2009	June 29, 2008	June 24, 2007
Stock Option Grants:
Risk-free interest rate	2.68%	3.70%	4.69%
Expected life, in years	4.0	4.6	4.5
Expected volatility	49.7%	45.5%	51.2%
Dividend Yield	—	—	—

The following describes each of these assumptions and the Company’s methodology for determining each assumption:

Risk-Free Interest Rate

The Company estimates the risk-free interest rate using the U.S. Treasury bill rate with a remaining term equal to the expected life of the award.

Expected Life

The expected life represents the period that the stock option awards are expected to be outstanding. For grants prior to the fourth quarter of fiscal 2008, the expected term was derived using the “simplified” method as allowed under the provisions of the SEC’s Staff Accounting Bulletin No. 107 as the Company did not believe it had sufficient historical data to support a more detailed assessment of the estimate. In the fourth quarter of fiscal 2008, the Company determined that it had amassed adequate historical data and as such transitioned to a more detailed assessment. In determining the appropriate expected life of its stock options, the Company now segregates its grantees into categories principally based upon employee levels that are expected to be indicative of similar option-related behavior. The expected useful lives for each of these categories are then estimated giving consideration to (1) the weighted average vesting periods, (2) the contractual lives of the stock options, (3) the relationship between the exercise price and the fair market value of the Company’s common stock, (4) expected employee turnover, (5) the expected future volatility of the Company’s common stock, and (6) past and expected exercise behavior, among other factors.

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

Note 12—Income Taxes

The following are the components of income tax expense from continuing operations (in thousands):

	Fiscal Years Ended
	June 28, 2009	June 29, 2008	June 24, 2007
Current:
Federal	$12,363	$1,323	$766
Foreign	6,605	6,953	1,703
State	811	136	874

	19,779	8,412	3,343

Deferred:
Federal	(6,831)	5,344	(1,065)
Foreign	(3,209)	(4,612)	(1,357)
State	(722)	93	(3)

	(10,762)	825	(2,425)

Income tax expense	$9,017	$9,237	$918

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual income tax expense from continuing operations differed from the amount computed by applying the U.S. federal tax rate of 35% to pre-tax earnings from continuing operations as a result of the following (in thousands, except percentages):

	Fiscal Years Ended
	June 28, 2009	% of Income	June 29, 2008	% of Income	June 24, 2007	% of Income
Federal income tax provision at statutory rate	$13,883	35%	$14,368	35%	$17,889	35%
Increase (decrease) in income tax expense resulting from:
State tax provision, net of federal benefit	88	0%	229	1%	583	1%
Tax exempt interest	(669)	-2%	—	0%	—	0%
IRS exam settlement	494	1%	—	0%	—	0%
Extraterritorial taxable income credit	—	0%	—	0%	(5,101)	-10%
Change in valuation allowance	(28)	0%	(1,085)	-3%	(5,131)	-10%
Increase (decrease) in tax reserve	4,720	12%	3,892	9%	(4,022)	-8%
Research and development credits	(580)	-1%	(487)	-1%	(3,000)	-6%
Subpart F “Deemed Dividend”	948	2%	3,021	7%	1,482	3%
Qualified production activities deduction	(560)	-1%	(82)	0%	(280)	-1%
Foreign tax credits	(263)	-1%	(1,129)	-3%	(637)	-1%
Statutory rate differences	(8,249)	-21%	(5,929)	-14%	(1,928)	-4%
Foreign non-taxable income	(1,365)	-3%	(1,342)	-3%	—	0%
Effect of tax rate change	(202)	-1%	(500)	-1%	—	0%
Other	800	2%	(1,719)	-4%	1,063	2%

Income tax expense	$9,017	23%	$9,237	23%	$918	2%

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	June 28, 2009	June 29, 2008
Deferred tax assets:
Compensation	$1,761	$868
Inventory	2,655	131
Sales return reserve and allowance for bad debts	4,264	2,854
Federal and state net operating loss carryforwards	414	3,663
Federal capital loss carryforwards	923	951
State credits	6,882	6,258
Foreign tax credits	—	1,129
Research and development tax credits	—	72
Investments	976	953
Stock-based compensation	12,841	8,903
Cree Microwave lease impairment	—	484
Deferred revenue	230	—

Total gross deferred assets	30,946	26,266
Less valuation allowance	(8,620)	(8,094)

Deferred tax assets, net	22,326	18,172

Deferred tax liabilities:
Property and equipment	(21,867)	(18,928)
Intangible assets	(30,244)	(31,016)
Available-for-sale securities	(1,496)	(436)
Prepaid taxes and other	(1,571)	(1,262)

Total gross deferred liability	(55,178)	(51,642)

Deferred tax liability, net	$(32,852)	$(33,470)

The components giving rise to the net deferred tax assets (liabilities) have been included in the accompanying consolidated balance sheet as follows (in thousands):

	As of June 28, 2009
	Asset		Liabilities
	Current	Noncurrent	Current	Noncurrent
U.S. federal income taxes	$10,022	$—	$—	$39,262
Hong Kong and other income taxes	—	—	122	3,490

	$10,022	$—	$122	$42,752

	As of June 29, 2008
	Asset		Liabilities
	Current	Noncurrent	Current	Noncurrent
U.S. federal income taxes	$3,992	$—	$—	$33,178
Hong Kong and other income taxes	586	—	—	4,870

	$4,578	$—	$—	$38,048

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 28, 2009 the Company has $2.6 million of federal capital loss carryforwards and approximately $5.3 million of state net operating loss carryovers. Furthermore, the Company has approximately $9.7 million of state net operating loss carryforwards that relate to excess stock option benefit which, if and when realized, will credit additional paid in capital. Additionally, the Company has $6.9 million of state income tax credit carryforwards. The capital loss carryforwards will expire in 2010 and a full valuation allowance has been provided for the losses as they are not expected to be used prior to their expiration. The state net operating loss carryovers will begin to expire in 2015 and the state income tax credit carryforwards will begin to expire in fiscal 2010. A full valuation allowance has been provided for the state income tax credits carryforwards as it is more likely than not that the Company will not be able to utilize the carryforwards before their expiration.

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

As a result of the implementation of FIN 48, the Company recognized an increase in total unrecognized tax benefits of $2.7 million, and accounted for the increase as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $37,000 and an increase to the goodwill associated with the acquisition of COTCO of $2.7 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $8.4 million and was $17.8 million as of June 29, 2008. During fiscal 2009, the Company recognized a net decrease in total unrecognized tax benefits of $6.9 million comprised of a decrease of $11.2 million as a result of the settlement of the Internal Revenue Service (“IRS”) examination for fiscal years 2006 and 2007, a decrease of $0.5 million related to Hong Kong statute expirations, an increase of $1.9 million related to current year tax positions, and an increase of $2.9 million for prior year positions. As a result, the total amount of unrecognized tax benefits as of June 28, 2009 is $10.9 million. Of the $10.9 million total unrecognized tax benefits, $10.9 million represents tax positions that, if recognized, would impact the effective tax rate. Although timing of the resolution and/or closure on audits is highly uncertain, the Company believes it is reasonably possible that approximately $3.3 million of gross unrecognized tax benefits will materially change in the next 12 months as a result of pending audit settlements or statute expirations.

The following is a tabular reconciliation of the Company’s change in uncertain tax positions under FIN 48 (in thousands):

	June 28, 2009	June 29, 2008
Beginning Balance	$17,757	$8,442
Increases related to current year tax positions	1,964	—
Increases related to prior year tax positions	2,921	9,580
Decreases related to prior year tax positions	(65)	—
Expiration of statute of limitations for assessment of taxes	(486)	(265)
Settlement of tax positions	(11,213)	—

Ending Balance	$10,878	$17,757

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. This classification has not changed as a

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result of implementing the provisions of FIN 48. As of June 28, 2009, the Company accrued $0.2 million for the payment of interest related to unrecognized tax benefits. Additionally, the Company accrued penalties in the amount of $1.1 million against goodwill related to new information during the year that resulted in a change of measurement of existing uncertain tax positions.

The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to examinations for fiscal years ended June 24, 2007 and prior. For foreign purposes, the Company is no longer subject to examination for tax periods 2002 and prior. For U.S. state tax returns the Company is generally no longer subject to tax examinations for fiscal years prior to 2004. Certain federal and state carryforward tax attributes generated in prior years remain subject to examination and adjustment. The Company is currently under examination by the Internal Revenue Service for fiscal year 2008. Additionally, the Company is currently under examination by the North Carolina Department of Revenue for fiscal years 2004 – 2007.

The Company previously established a valuation allowance for capital loss carryforwards and unrealized losses on certain securities, as the Company believed that it was more likely than not that the tax benefits of the items would not be realized. For the fiscal year ended June 28, 2009 the valuation allowance increased by $0.5 million as a result of new state tax credits generated during the year, which the Company believes sufficient taxable income will not be generated prior to the expiration of the credits.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the U.S. As of June 28, 2009, U.S. income taxes were not provided for on a cumulative total of approximately $64.2 million of undistributed earnings for certain non-U.S. subsidiaries, as the Company currently intends to reinvest these earnings in foreign operations indefinitely. Determination of the amount of any deferred tax liability on these undistributed earnings is not practicable.

During fiscal 2009, the Company had a significant number of stock options exercised, or expire unexercised, that had an associated tax deduction less than the proforma “as if” expense determined prior to the formal adoption of SFAS No. 123 (revised 2004), “Share Based Payment” (“FAS 123R”), resulting in the exhaustion of the Company’s “pool of windfall tax benefits” as of June 28, 2009. As a result, future stock option cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under FAS 123R will negatively impact the Company’s future effective tax rate and increase its volatility, resulting in a reduction of the Company’s earnings.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Commitments and Contingencies

Lease Commitments

The Company leases certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through December 2015. All of the lease agreements provide for rental adjustments for increases in base rent (up to specific limits), property taxes and general property maintenance that would be recorded as rent expense if applicable. The Company records net rent expense on a straight-line basis over the life of the lease. Rent expense associated with these operating leases totaled approximately $2.3 million, $2.2 million and $1.9 million for each of the fiscal years ended June 28, 2009, June 29, 2008 and June 24, 2007, respectively. Sublease income was approximately $0.7 million, $0.8 million and $0.4 million for the fiscal years ended June 28, 2009, June 29, 2008 and June 24, 2007, respectively. Future minimum rental payments net of sublease income as of June 28, 2009 (under leases currently in effect) are as follows, (in thousands):

Fiscal Years Ending	Gross Rental Expense	Sublease Rental Income	Minimum Rental Amount, Net
June 27, 2010	$2,126	$132	$1,994
June 26, 2011	1,460	11	1,449
June 24, 2012	1,263	—	1,263
June 30, 2013	1,037	—	1,037
June 29, 2014	812	—	812
Thereafter	677	—	677

Total	$7,375	$143	$7,232

The Company has agreements with several of its vendors to purchase specified quantities of goods or services at agreed upon prices in the future. As of June 28, 2009, these unconditional purchase obligations total approximately $74.8 million and are expected to be settled in fiscal 2009 and 2010.

Litigation

The Company is currently a party to various legal proceedings, including the proceedings noted in this section. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company’s financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in matters for which injunctive relief or other conduct remedies are sought, an injunction prohibiting us from selling one or more products at all or in particular ways. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on the Company’s business, results of operation, financial position, and overall trends.

Neumark v. Cree, Inc.

On June 27, 2005, Gertrude Neumark Rothschild commenced a patent infringement lawsuit against the Company by filing a complaint in the U.S. District Court for the Southern District of New York. In her complaint, the plaintiff alleges that the Company is infringing U.S. Patent No. 4,904,618, entitled “Process for Doping Crystals of Wide Band Gap Semiconductors,” and U.S. Patent No. 5,252,499, entitled “Wide Band-Gap Semiconductors Having Low Bipolar Resistivity and Method of Formation” by manufacturing, importing, using, selling and/or offering for sale LEDs and/or laser diodes created using processes claimed in the patents. The complaint seeks damages in an unspecified amount, an injunction against infringements, attorneys’ fees and costs. The Company filed an answer and counterclaims in which it denies any infringement and asserts, among

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other defenses, that the patents are invalid and are unenforceable under the doctrine of inequitable conduct. The counterclaims seek a declaratory judgment that the Company has not infringed the patents and that the patents are invalid and unenforceable. The court has bifurcated the case into liability and damages phases. Fact discovery on liability has concluded; expert discovery on liability is ongoing.

Dynacraft Industries Sdn Bhd v. Cree, Inc. and Cree Malaysia Sdn Bhd

On April 29, 2009, Dynacraft Industries Sdn Bhd commenced an action against the Company and Cree Malaysia Sdn Bhd, a subsidiary of the Company, in Malaysia in a filing with the High Court of Malaya at Pulau Pinang (Penang). The statement of claim filed in the action alleges that the Cree defendants breached an agreement to purchase from Dynacraft certain real property in Malaysia for a contract price of 38,000,000 Malaysia ringgit (approximately $10.8 million) and seeks an award of damages in an unspecified amount. The Cree defendants have filed defenses denying liability for damages.

Note 14—Concentrations of Credit Risk

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

The Company sells its products on account to manufacturers, distributors and others worldwide and generally requires no collateral. When title has transferred and the earnings process is complete, the Company records revenue and related accounts receivable. The Company presently derives its contract revenue from contracts with the U.S. Government.

The Company has the following percentage of its accounts receivable due from the following customers who account for more than 10% of the consolidated balance as of each fiscal year-end:

	June 28, 2009	June 29, 2008
Seoul Semiconductor Co., Ltd.	14%	13%
Arrow Electronics, Inc.	12%	6%
Konwin Technology Ltd. (see Note 16)	11%	8%
Light Engine Ltd. (see Note 16)	9%	12%

The Company has derived its product revenue from sales to customers who represent more than 10% of consolidated revenue as follows:

	Fiscal Years Ended
	June 28, 2009	June 29, 2008	June 24, 2007
Seoul Semiconductor Co., Ltd.	13%	13%	14%
Arrow Electronics, Inc.	11%	5%	1%
Sumitomo Corporation	8%	13%	24%

The Company depends on single or limited source vendors for supplying certain of its raw materials, equipment and components used in manufacturing its products. Any interruption in the supply of these items could have a significant adverse effect on the Company’s operations.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Retirement Savings Plan

The Company sponsors an employee benefit plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees are eligible to participate under the Plan on the first day of a new fiscal month after the date of hire. Under the Plan, there is no fixed dollar amount of retirement benefits; rather, the Company matches a defined percentage of employee deferrals, and employees vest in these matching funds over time. During the fiscal years ended June 28, 2009, June 29, 2008 and June 24, 2007, the Company contributed approximately $2.7 million, $1.8 million and $0.6 million to the Plan, respectively. The Pension Benefit Guaranty Corporation does not insure the Plan.

Note 16—Related Party Transactions

Transactions with Companies Related to Paul Lo

The Company acquired COTCO from Holdings on March 30, 2007 pursuant to a Share Purchase Agreement dated March 12, 2007. As a result of the acquisition, Holdings (which is beneficially owned by Paul Lo), became a beneficial owner of more than 5% of the Company’s common stock. See Note 3 for a discussion regarding the acquisition of COTCO. As reported by Mr. Lo and Holdings to the Company, Mr. Lo ceased to be a beneficial owner of more than 5% of the Company’s common stock during fiscal 2009.

Transactions with United Luminous International Holdings (Limited)

Concurrently with the Company’s acquisition of COTCO, the Company, COTCO and Holdings entered into a Transition Services Agreement under which Holdings agreed to make certain services and systems available to the Company and COTCO, and COTCO agreed to provide certain services to Holdings, in order to effect an orderly transfer of administrative support services and facilities. The Transition Services Agreement expired in March 2009. Under the agreement, COTCO agreed to pay Holdings monthly fees totaling approximately $25,000 for the services and use of the systems, and Holdings agreed to pay COTCO a monthly service fee of approximately $4,200.

Transactions with Light Engine Limited

As the beneficial owner of Holdings, Paul Lo is also the beneficial owner of Light Engine Limited (“Light Engine”), which is a subsidiary of Holdings and a former sister company of COTCO. Light Engine is primarily focused on value added modules and systems for lighting products. During fiscal 2009, Light Engine purchased approximately $39.8 million of LED products from two of the Company’s subsidiaries, COTCO and LLF. The Company acquired LLF on February 29, 2008, as further discussed at Note 3.

Light Engine’s purchases from COTCO were made pursuant to the Supply Agreement entered into at the time of the Company’s acquisition of COTCO, under which Light Engine agreed to purchase LED lamp products until June 28, 2009. The Supply Agreement was amended effective June 28, 2009 to extend until June 26, 2011. The Supply Agreement requires Light Engine to purchase a minimum quarterly volume of lamp products from COTCO based on the volume of products COTCO sold to Holdings and its subsidiaries in the quarter ended December 31, 2006. Light Engine is to use commercially reasonable efforts to increase its quarterly volume of purchases by at least 10% per quarter after September 24, 2007, subject to business and market conditions. In addition, in the event Light Engine intends to purchase lamp products beyond the minimum requirements of the Supply Agreement, COTCO has a right of first refusal to supply the additional lamp products so long as the products meet Light Engine’s reasonable requirements. Light Engine’s purchases from LLF were made pursuant to standard purchase orders.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Light Engine and LLF are also parties to a Manufacturing Agreement and a Distribution Agreement, each dated as of May 31, 2007. Under the Manufacturing Agreement, Light Engine agreed to combine materials consigned by LLF with raw materials procured by Light Engine to manufacture, assemble and test solid state lighting fixtures for LLF. LLF reimburses Light Engine for the raw materials Light Engine supplies and pays Light Engine an assembly fee and a management and logistics fee for the solid state lighting fixtures. During fiscal 2009, LLF incurred fees of approximately $10.6 million payable to Light Engine for lighting fixtures manufactured pursuant to the Manufacturing Agreement. Under the Distribution Agreement, LLF appointed Light Engine as the exclusive distributor of LLF’s LR6 products in China, Hong Kong, Taiwan, Macau, Australia and New Zealand, and as a non-exclusive distributor of the products in certain countries in Southeast Asia. No sales have occurred under the Distribution Agreement.

Transactions with Konwin Technology Limited-Unaudited

Paul Lo collectively with certain immediate family members, owns a minority interest in Gold Peak Industries (Holdings) Limited, which owns a minority interest in Lighthouse Technologies Limited. Lighthouse Technologies Limited wholly owns Konwin Technology Limited (“Konwin”), resulting in Paul Lo, collectively with certain immediate family members, indirectly beneficially owning approximately 11% of Konwin. Konwin is primarily focused on LED modules for video displays and is an established customer of COTCO. In fiscal 2009, Konwin purchased a total of approximately $38.1 million of LED lamp products from COTCO pursuant to standard purchase orders.

Transactions with Bridgelux, Inc.

From September 2006 until December 2009, the Company and the Trustees of Boston University (the “University”) had multiple patent infringement lawsuits pending with Bridgelux, Inc. (formerly eLite Optoelectronics) (“Bridgelux”) as the opposing party. In June 2007, Mark Swoboda was appointed Chief Executive Officer of Bridgelux. Mark Swoboda is the brother of the Company’s Chairman, Chief Executive Officer and President, Charles M. Swoboda.

On December 22, 2008, the Company and the University entered into a Settlement and License Agreement with Bridgelux in which the parties agreed to settle their pending patent infringement litigation and to dismiss all claims and counterclaims in the suits. As part of the settlement, the Company granted Bridgelux a license to the Company and University patents at issue in the litigation, and Bridgelux agreed to pay the Company an upfront fee of $1.5 million and royalties ranging from 3% to 6% of certain Bridgelux sales, depending on the percentage of Bridgelux’ LED chip requirements that it purchases from the Company during each royalty measurement period. In fiscal 2009, Bridgelux paid the Company royalties of approximately $0.1 million. Bridgelux is required to purchase a certain portion of its LED chip requirements from the Company beginning July 1, 2010 through the end of the term of the Agreement.

To facilitate Bridgelux’ purchases of LED chips from the Company, Bridgelux and the Company also entered into a Supply Agreement on December 22, 2008. During fiscal 2009, no sales occurred under the Supply Agreement.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Geographic Information

The Company is currently organized and managed as one operating and reportable segment. The Company conducts business in several foreign countries. The following table sets forth the percentage of revenues from external customers by country:

	Revenues from External Customers
	For the Years Ended
	June 28, 2009	June 29, 2008	June 24, 2007
Hong Kong and China	38%	33%	21%
United States	20%	18%	20%
Korea	15%	16%	15%
Europe	10%	6%	4%
Japan	9%	13%	25%
Malaysia	3%	6%	9%
Taiwan	3%	4%	5%
Other	2%	4%	1%

Total	100%	100%	100%

The following table sets forth the Company’s long-lived assets including net property and equipment by country (in thousands):

	Long-Lived Assets
	As of
	June 28, 2009	June 29, 2008
United States	$256,624	$290,227
China	59,749	50,099
Malaysia	3,737	7,687

Total	$320,110	$348,013

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Quarterly Results of Operations—Unaudited

The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 28, 2009 and June 29, 2008 (in thousands, except per share data):

	September 28, 2008	December 28, 2008	March 29, 2009	June 28, 2009	Fiscal Year 2009
Total revenue	$140,378	$147,623	$131,144	$148,110	$567,255
Total cost of revenue	91,015	91,127	83,793	$89,414	355,349
Total gross profit	49,363	56,496	47,351	58,696	211,906
Net income from continuing operations	5,938	10,847	4,030	9,835	30,650
Loss from discontinued operations, net of tax	(19)	(151)	(15)	(140)	(325)
Net income	5,919	10,696	4,015	9,695	30,325

Earnings per share:
Basic	$0.07	$0.12	$0.05	$0.11	$0.34
Diluted	$0.07	$0.12	$0.05	$0.11	$0.34

	September 23, 2007	December 30, 2007	March 30, 2008	June 29, 2008	Fiscal Year 2008
Total revenue	$113,386	$118,999	$124,986	$135,925	$493,296
Total cost of revenue	78,646	77,203	81,437	90,183	327,469
Total gross profit	34,740	41,796	43,549	45,742	165,827
Net income from continuing operations	12,867	6,640	5,662	6,643	31,812
(Loss) income from discontinued operations, net of tax	(154)	(20)	(2)	1,803	1,627
Net income	12,713	6,620	5,660	8,446	33,439

Earnings per share:
Basic	$0.15	$0.08	$0.06	$0.10	$0.39
Diluted	$0.15	$0.08	$0.06	$0.09	$0.38

Note 19—Subsequent Event—Unaudited

The Company evaluated subsequent events through the time the financial statements were issued, which was the time of filing this Form 10-K with the Securities and Exchange Commission on August 18, 2009.

On August 13, 2009, the Company made a $57.1 million cash payment to the former shareholder of COTCO. This payment was due as the operations acquired through the COTCO acquisition achieved certain defined EBITDA targets for the year ended June 28, 2009.

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

During the fourth quarter of fiscal 2009, we implemented several significant components of our primary enterprise resource planning (ERP) system at certain of our Asia Pacific locations that were acquired as part of the COTCO acquisition, most notably at our China manufacturing location. Therefore, as appropriate, we modified the design and documentation of internal control processes and procedures to supplement and complement existing internal controls over our financial reporting to accommodate these system changes. This ERP implementation, including integration with our manufacturing execution system, resulted in changes that have materially affected our internal control over financial reporting during the three months ended June 28, 2009.

We plan to continue to implement other significant modules of the ERP system in these and other subsidiaries in the coming years, as we believe these changes will simplify and strengthen our business processes and system of internal control over financial reporting. In connection with these future enhancements, the Company will update its internal controls over financial reporting, as necessary, to accommodate any modification to its business processes and procedures.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management believes that our internal controls over financial reporting was effective as of June 28, 2009.

The effectiveness of our internal control over financial reporting as of June 28, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cree, Inc.

We have audited Cree, Inc.’s internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cree, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cree, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 28, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cree, Inc. as of June 28, 2009 and June 29, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 28, 2009 of Cree, Inc. and our report dated August 18, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

August 18, 2009

Item 9B.	Other Information

Not applicable.

PART III

Certain information called for in Items 10, 11,12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2009.

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

(a)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
2.1	Share Purchase Agreement, dated as of March 11, 2007, between COTCO Holdings Limited and the Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated March 30, 2007, as filed with the Securities and Exchange Commission on April 2, 2007)

3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2	Bylaws, as amended effective August 19, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, as filed with the Securities and Exchange Commission on November 5, 2004)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2	Rights Agreement, dated as of May 30, 2002, between the Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively (incorporated herein by reference to Exhibit 4.01 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2002)

4.3	Amendment No. 1 to Rights Agreement, dated as of October 16, 2006, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on October 16, 2006)

10.1*	2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 30, 2008, as filed with the Securities and Exchange Commission on October 31, 2008)

10.2*	Equity Compensation Plan, as amended and restated August 5, 2002 (terminated as to future grants dated November 4, 2004) (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement filed on Schedule TO, as filed with the Securities and Exchange Commission on February 14, 2003)

10.3*	2001 Nonqualified Stock Option Plan (terminated as to future grants effective January 28, 2003) (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.4*	Fiscal 2001 Stock Option Bonus Plan (expired) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

Exhibit No.	Description
10.5*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Non-employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.6*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.7*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.8*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarterly period ended September 25, 2005, as filed with the Securities and Exchange Commission on October 26, 2005)

10.9*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.10*	Fiscal 2009 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.11*	Non-Employee Director Schedule of Meeting Fees (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2007, as filed with the Securities and Exchange Commission on October 19, 2007)

10.12*	Directors’ Deferred Compensation Program, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2005, as filed with the Securities and Exchange Commission on January 31, 2006)

10.13*	Trust Agreement between the Company and Fidelity Management Trust Company, as amended, effective as of February 1, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2005, as filed with the Securities and Exchange Commission on January 31, 2006)

10.14*	Amended Attachment A to Adoption Agreement for Directors’ Deferred Compensation Program dated January 30, 2006 (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006, as filed with the Securities and Exchange Commission on August 24, 2006)

10.15*	Amended Attachment A to Adoption Agreement for Directors’ Deferred Compensation Program dated April 20, 2006 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006, as filed with the Securities and Exchange Commission on August 24, 2006)

10.16*	Amended Attachment A to Adoption Agreement for Directors’ Deferred Compensation Program dated December 31, 2007 (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008, as filed with the Securities and Exchange Commission on August 20, 2008)

10.17*	Charles Swoboda Employment Agreement, as amended and restated effective August 21, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

Exhibit No.	Description
10.18*	Notice of Grant to Charles M. Swoboda, dated August 18, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.19*	Master Performance Unit Award Agreement, dated August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.20*	Offer Letter Agreement, dated September 1, 2006, between the Company and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 1, 2006, as filed with the Securities and Exchange Commission on September 8, 2006)

10.21*	Offer Letter Agreement, dated August 8, 2008, between Cree, Inc. and Steve Kelley (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 19, 2008)

10.22*	Cree, Inc. Severance Plan for Section 16 Officers (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.23*	Executive Change in Control Agreement, effective August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.24*	Executive Change in Control Agreement, effective August 18, 2008, between Cree, Inc. and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.25*	Executive Change in Control Agreement, effective August 19, 2008, between Cree, Inc. and Stephen D. Kelley (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.26	Shareholders’ and Registration Rights Agreement, dated as of March 11, 2007, between the Company and COTCO Holdings Limited (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2007, as filed with the Securities and Exchange Commission on April 20, 2007)

10.27	Supply Agreement, dated March 30, 2007, between the Company and Light Engine LTD. (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007, as filed with the Securities and Exchange Commission on August 22, 2007)

10.28	First Amendment to Supply Agreement, dated June 28, 2009, between the Company and Light Engine LTD

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREE, INC.

By:	/s/ CHARLES M. SWOBODA
Charles M. Swoboda
Chairman, Chief Executive Officer and President

Date: August 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES M. SWOBODA Charles M. Swoboda	Chairman, Chief Executive Officer and President	August 18, 2009

/s/ JOHN T. KURTZWEIL John T. Kurtzweil	Chief Financial Officer and Chief Accounting Officer	August 18, 2009

/s/ CLYDE R. HOSEIN Clyde R. Hosein	Director	August 18, 2009

/s/ ROBERT A. INGRAM Robert A. Ingram	Director	August 18, 2009

/s/ JOHN W. PALMOUR, PH.D. John W. Palmour, Ph.D.	Director	August 18, 2009

/s/ FRANCO PLASTINA Franco Plastina	Director	August 18, 2009

/s/ DOLPH W. VON ARX Dolph W. von Arx	Director	August 18, 2009

/s/ HARVEY A. WAGNER Harvey A. Wagner	Director	August 18, 2009

/s/ THOMAS H. WERNER Thomas H. Werner	Director	August 18, 2009

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Purchase Agreement, dated as of March 11, 2007, between COTCO Holdings Limited and the Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated March 30, 2007, as filed with the Securities and Exchange Commission on April 2, 2007)

3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2	Bylaws, as amended effective August 19, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004, as filed with the Securities and Exchange Commission on November 5, 2004)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2	Rights Agreement, dated as of May 30, 2002, between the Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively (incorporated herein by reference to Exhibit 4.01 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2002)

4.3	Amendment No. 1 to Rights Agreement, dated as of October 16, 2006, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on October 16, 2006)

10.1*	2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 30, 2008, as filed with the Securities and Exchange Commission on October 31, 2008)

10.2*	Equity Compensation Plan, as amended and restated August 5, 2002 (terminated as to future grants dated November 4, 2004) (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement filed on Schedule TO, as filed with the Securities and Exchange Commission on February 14, 2003)

10.3*	2001 Nonqualified Stock Option Plan (terminated as to future grants effective January 28, 2003) (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.4*	Fiscal 2001 Stock Option Bonus Plan (expired) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.5*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Non-employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.6*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

Exhibit No.	Description
10.7*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.8*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarterly period ended September 25, 2005, as filed with the Securities and Exchange Commission on October 26, 2005)

10.9*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.10*	Fiscal 2009 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.11*	Non-Employee Director Schedule of Meeting Fees (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2007, as filed with the Securities and Exchange Commission on October 19, 2007)

10.12*	Directors’ Deferred Compensation Program, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2005, as filed with the Securities and Exchange Commission on January 31, 2006)

10.13*	Trust Agreement between the Company and Fidelity Management Trust Company, as amended, effective as of February 1, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2005, as filed with the Securities and Exchange Commission on January 31, 2006)

10.14*	Amended Attachment A to Adoption Agreement for Directors’ Deferred Compensation Program dated January 30, 2006 (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006, as filed with the Securities and Exchange Commission on August 24, 2006)

10.15*	Amended Attachment A to Adoption Agreement for Directors’ Deferred Compensation Program dated April 20, 2006 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2006, as filed with the Securities and Exchange Commission on August 24, 2006)

10.16*	Amended Attachment A to Adoption Agreement for Directors’ Deferred Compensation Program dated December 31, 2007 (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2009, as filed with the Securities and Exchange Commission on August 20, 2008)

10.17*	Charles Swoboda Employment Agreement, as amended and restated effective August 21, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.18*	Notice of Grant to Charles Swoboda, dated August 18, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.19*	Master Performance Unit Award Agreement, dated August 18, 2008, between Cree, Inc. and Charles Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

Exhibit No.	Description
10.20*	Offer Letter Agreement, dated September 1, 2006, between the Company and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 1, 2006, as filed with the Securities and Exchange Commission on September 8, 2006)

10.21*	Offer Letter Agreement dated August 8, 2008, between Cree, Inc. and Steve Kelley (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 19, 2008)

10.22*	Cree, Inc. Severance Plan for Section 16 Officers (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.23*	Executive Change in Control Agreement, effective August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.24*	Executive Change in Control Agreement, effective August 18, 2008, between Cree, Inc. and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.25*	Executive Change in Control Agreement, effective August 19, 2008, between Cree, Inc. and Stephen D. Kelley (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.26	Shareholders’ and Registration Rights Agreement, dated as of March 11, 2007, between the Company and COTCO Holdings Limited (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2007, as filed with the Securities and Exchange Commission on April 20, 2007)

10.27	Supply Agreement, dated March 30, 2007, between the Company and Light Engine LTD. (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007, as filed with the Securities and Exchange Commission on August 22, 2007)

10.28	First Amendment to Supply Agreement, dated June 28, 2009, between the Company and Light Engine LTD

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan