Form 10-Q
period 2009-09-27
CREE INC
filed 2009-10-21
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 13, 2009, was 103,634,012.

CREE, INC.

FORM 10-Q

For the Quarterly Period Ended September 27, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

	September 27, 2009 (Unaudited)	June 28, 2009
	(Thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$695,991	$290,154
Short-term investments:	172,286	127,499

Total cash, cash equivalents, and short-term investments	868,277	417,653

Accounts receivable, net	93,059	103,035
Income tax receivable	1,526	1,526
Inventories, net	85,990	78,841
Deferred income taxes	10,007	10,022
Prepaid expenses and other current assets	19,599	18,359

Total current assets	1,078,458	629,436
Property and equipment, net	333,576	320,110
Long-term investments	20,170	29,557
Intangible assets, net	111,315	113,328
Goodwill	304,791	304,791
Other assets	5,925	7,345

Total assets	$1,854,235	$1,404,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$55,177	$38,770
Accrued salaries and wages	20,662	16,732
Income taxes payable	9,559	8,139
Deferred income taxes	379	122
Other current liabilities	8,580	7,868
Contingent payment due related to COTCO acquisition	—	57,050

Total current liabilities	94,357	128,681
Long-term liabilities:
Deferred income taxes	42,737	42,752
Other long-term liabilities	8,386	8,386

Total long-term liabilities	51,123	51,138
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 27, 2009 and June 28, 2009; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 27, 2009 and June 28, 2009; 103,473 and 89,659 shares issued and outstanding at September 27, 2009 and June 28, 2009, respectively	129	112
Additional paid-in-capital	1,319,962	857,383
Accumulated other comprehensive income, net of taxes	11,621	11,236
Retained earnings	377,043	356,017

Total shareholders’ equity	1,708,755	1,224,748

Total liabilities and shareholders’ equity	$1,854,235	$1,404,567

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	September 27, 2009	September 28, 2008
	(Thousands, except per share data)
Revenue, net	$169,130	$140,378
Cost of revenue, net	95,352	91,015

Gross profit	73,778	49,363
Operating expenses:
Research and development	20,174	17,275
Sales, general and administrative	23,613	22,918
Amortization of acquistion related intangibles	3,045	4,062
Loss on disposal or impairment of long-lived assets	293	405

Total operating expenses	47,125	44,660
Operating income	26,653	4,703
Non-operating income:
Gain on sale of investments, net	—	12
Other non-operating income	131	166
Interest income, net	1,630	2,792

Income from operations before income taxes	28,414	7,673
Income tax expense	7,388	1,754

Net income	$21,026	$5,919

Earnings per share:
Basic net income per share	$0.23	$0.07

Diluted net income per share	$0.23	$0.07

Shares used in per share calculation:
Basic	91,160	87,851

Diluted	92,730	88,732

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 27, 2009	September 28, 2008
	(Thousands)
Cash flows from operating activities:
Net income	$21,026	$5,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,538	24,442
Stock-based compensation	5,612	5,433
Excess tax benefit from share-based payment arrangements	(2,072)	(106)
Impairment of inventory or loss on disposal or impairment of long-lived assets	293	405
Provision for doubtful accounts	146	265
Gain on sale of investment in securities	—	(12)
Amortization of premium/discount on investments	705	102
Changes in operating assets and liabilities:
Accounts receivable	9,747	6,955
Inventories	(7,285)	602
Prepaid expenses and other assets	176	(1,894)
Accounts payable, trade	4,388	3,423
Accrued expenses and other liabilities	5,914	(1,583)

Net cash provided by operating activities	61,188	43,951

Cash flows from investing activities:
Purchases of property and equipment	(20,389)	(13,700)
Payment of contingent consideration related to COTCO acquisition	(57,050)	(60,000)
Purchases of investments	(61,435)	(138,688)
Proceeds from maturities of investments	25,972	84,215
Proceeds from sale of property and equipment	191	18
Proceeds from sale of available-for-sale investments	—	1,039
Purchases of patent and licensing rights	(2,142)	(1,978)

Net cash used in investing activities	(114,853)	(129,094)

Cash flows from financing activities:
Net proceeds from issuance of common stock	457,227	3,842
Excess tax benefit from share-based payment arrangements	2,072	106
Repurchases of common stock	—	(2,744)

Net cash provided by financing activities	459,299	1,204

Effects of foreign exchange changes on cash and cash equivalents	203	(250)

Net increase (decrease) in cash and cash equivalents	405,837	(84,189)
Cash and cash equivalents:
Beginning of period	$290,154	$261,633
End of period	$695,991	$177,444

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Changes in Significant Accounting Policies

Description of Business

Cree, Inc. (the “Company”) develops and manufactures semiconductor materials and devices primarily based on silicon carbide (“SiC”), gallium nitride (“GaN”) and related compounds. The Company primarily focuses its expertise in SiC and GaN on light emitting diodes (“LED”). The Company also develops power and radio frequency (“RF”) products, including power switching and RF devices. The Company’s revenues are classified as follows:

•

LED products. The Company derives the largest portion of its revenue from the sale of its LED products. These products consist of LED components, LED chips, LED lighting products and SiC and GaN wafers. Also included are revenues derived from government agencies to support the development of LED lighting.

•

Power and RF products. These products include power switching devices made from SiC, which provide faster switching speeds than comparable silicon-based power devices, and also include RF devices made from SiC or GaN, which allow for higher power densities as compared to silicon or gallium arsenide. Also included are revenues derived from government agencies to support the development of primarily SiC and GaN based technology.

The majority of the Company’s products are produced at its production facilities located in North Carolina and China. In some circumstances, the Company may also use contract manufacturers for certain aspects of product fabrication.

Basis of Presentation

The consolidated balance sheet at September 27, 2009 and the consolidated statements of income for the three months ended September 27, 2009 and September 28, 2008, and the consolidated statements of cash flows for the three months ended September 27, 2009 and September 28, 2008 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at September 27, 2009, and for all periods presented, have been made. The consolidated balance sheet at June 28, 2009 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009 (“fiscal 2009”). The results of operations for the period ended September 27, 2009 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 27, 2010 (“fiscal 2010”).

Certain fiscal 2009 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2010 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Recent Accounting Pronouncements

Accounting for Business Combinations

The Company adopted new U.S. GAAP guidance related to business combinations beginning in its first quarter of fiscal 2010. Earlier adoption was prohibited. The adoption of the new guidance did not have an immediate significant impact on its consolidated financial statements, however it will impact the accounting for any future business combinations. Under the new guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

Noncontrolling Interests in Consolidated Financial Statements

The Company adopted new U.S. GAAP guidance related to noncontrolling interests in consolidated financial statements beginning in its first quarter of fiscal 2010. Earlier adoption was prohibited. The Company’s adoption of this guidance did not have a significant impact on its consolidated financial statements. The guidance revises new accounting and reporting standards for the noncontrolling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. It also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance also requires expanded disclosures regarding the interest of the parent and the noncontrolling interest.

Determination of the Useful Life of Intangible Assets

The Company adopted new U.S. GAAP guidance concerning the determination of the useful life of intangible assets beginning in its first quarter of fiscal 2010. The Company’s adoption of the new guidance did not have a significant impact on its consolidated financial statements. The new guidance amends the factors that are to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows originally used to measure the fair value of the intangible asset under U.S. GAAP.

International Financial Reporting Standards

In November 2008, the Securities & Exchange Commission (“SEC”) released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC announced it will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Transfers of Financial Assets

In June 2009, the FASB issued new guidance concerning the transfer of financial assets. This guidance amends the criteria for a transfer of a financial asset to be accounted for as a sale, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, changes the initial measurement of a transferor’s interest in transferred financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. This new guidance will be effective for the Company for transfers of financial assets beginning in its first quarter of fiscal 2011, with earlier adoption prohibited. The Company does not expect the impact of this guidance to be material to its consolidated financial statements.

Determining the Primary Beneficiary of a Variable Interest Entity

In June 2009, the FASB issued new guidance concerning the determination of the primary beneficiary of a variable interest entity (“VIE”). This new guidance amends current U.S. GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of the VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g. troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE.

This new guidance will be effective for the Company beginning in its first quarter of fiscal 2011, with earlier adoption prohibited. The Company does not expect the impact of this new guidance to be material to its consolidated financial statements.

FASB Accounting Standards Codification

In June 2009, the FASB issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB Accounting Standards Codification (“Codification”). The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its first quarter of fiscal 2010. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

Interactive Data Filing with the SEC

On January 30, 2009, the SEC released the final rules requiring all registered companies to use eXtensible Business Reporting Language (“XBRL”) when submitting financial statements to the SEC. The new rules initially will require interactive data reporting only by domestic and foreign large accelerated filers that prepare their financial statements in accordance with U.S. GAAP and have a worldwide public common equity float above $5.0 billion for their first quarterly period ending after June 15, 2009 and all periods thereafter. As the Company does not meet this requirement due to its market capitalization, this reporting requirement will apply to its first quarterly filing period ending after June 15, 2010 and all periods thereafter. Therefore, the Company plans to file its first quarter fiscal 2011 financial statements with the SEC in XBRL in compliance with the new SEC rules.

Measuring Liabilities at Fair Value

In August 2009, the FASB released new guidance concerning measuring liabilities at fair value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques. Additionally, it clarifies that a reporting entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability. This new guidance is effective for the first reporting period after its issuance, however earlier application is permitted. The application of this new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Acquisition of COTCO Luminant Device Limited

On March 30, 2007, the Company acquired COTCO Luminant Device Limited, a Hong Kong company (now Cree Hong Kong Limited) (“COTCO”), from COTCO Holdings Limited, a Hong Kong company (now United Luminous International (Holdings) Limited) (“Holdings”). The Company acquired all of the outstanding share capital of COTCO in exchange for consideration consisting of approximately 7.6 million shares of the Company’s common stock and $77.3 million cash. Under the acquisition terms, additional consideration would become payable to Holdings or its designees in the event COTCO achieved specific EBITDA targets over the Company’s two full fiscal years following the acquisition. For fiscal 2008, the Company made a cash payment in the amount of $60.0 million. For fiscal 2009, the Company made a cash payment in the amount of $57.1 million.

The assets, liabilities, and operating results of COTCO have been included in the Company’s consolidated financial statements from the date of acquisition and are reflected in all periods presented in the accompanying financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 3. Financial Statement Details

Accounts Receivable, net

The following is a summary of the components of accounts receivable, net (in thousands):

	September 27, 2009	June 28, 2009
Billed trade receivables	$105,961	$113,085
Unbilled contract receivables	1,101	2,125

	107,062	115,210
Allowance for sales return	(11,289)	(9,644)
Allowance for bad debts	(2,714)	(2,531)

Total accounts receivable, net	$93,059	$103,035

Inventories, net

The following is a summary of the components of inventories, net (in thousands):

	September 27, 2009	June 28, 2009
Raw material	$18,042	$14,575
Work-in-progress	42,019	38,567
Finished goods	41,803	39,552

	101,864	92,694
Inventory reserve	(15,874)	(13,853)

Total inventories, net	$85,990	$78,841

Note 4. Investments

Short-term and long-term investments consist of high grade corporate bonds and other debt securities. The Company classifies its marketable securities as available-for-sale. This is based upon management’s determination that the underlying cash invested in these securities is available for operations as necessary.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following tables provide a summary of short-term and long-term investments as of September 27, 2009 and June 28, 2009 (in thousands):

	September 27, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments	$168,332	$3,954	$—	$172,286
Long-term investments	19,518	652	—	20,170

Total investments	$187,850	$4,606	$—	$192,456

	June 28, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments	$124,472	$3,049	$(22)	$127,499
Long-term investments	28,620	957	(20)	29,557

Total investments	$153,092	$4,006	$(42)	$157,056

The following table provides a summary of marketable investments by type as of September 27, 2009 and June 28, 2009 (in thousands):

	September 27, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$13,050	$345	$—	$13,395
U.S. agency securities	20,913	561	—	21,474
Municipal bonds	96,356	2,981	—	99,337
Corporate debt securities	57,531	719	—	58,250

	$187,850	$4,606	$—	$192,456

	June 28, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$15,054	$454	$—	$15,508
U.S. agency securities	19,895	698	—	20,593
Municipal bonds	94,745	2,483	(6)	97,222
Corporate debt securities	23,398	371	(36)	23,733

	$153,092	$4,006	$(42)	$157,056

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The contractual maturities of marketable investments at September 27, 2009 were as follows (in thousands):

	Fiscal Years Ending
	June 27, 2010	June 26, 2011	June 24, 2012	June 30, 2013	June 29, 2014	Thereafter	Total
U.S. government securities	$5,586	$7,809	$—	$—	$—	$—	$13,395
U.S. agency securities	5,148	11,031	3,651	1,644	—	—	21,474
Municipal bonds	17,948	9,288	10,887	15,558	17,685	27,971	99,337
Corporate debt securities	7,111	10,641	39,522	976	—	—	58,250

	$35,793	$38,769	$54,060	$18,178	$17,685	$27,971	$192,456

Note 5. Fair Value of Financial Instruments

Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas, unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. The financial assets for which the Company may be required to perform non-recurring fair value remeasurements (e.g., an impairment of assets) are any investments in privately-held companies. As of September 27, 2009, financial assets utilizing Level 1 inputs included cash equivalents and investments traded on active securities exchanges. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds and other instruments. The Company does not have any significant financial assets requiring the use of Level 3 inputs.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy and using the lowest level of input as of September 27, 2009 (in thousands):

	Financial Instruments Carried at Fair Value
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$74,407	$108,870	$—	$183,277
Short-term investments	9,194	163,092	—	172,286
Long-term investments	4,201	15,969	—	20,170

Total assets	$87,802	$287,931	$—	$375,733

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

Note 6. Intangible Assets and Goodwill

Intangible Assets, net

The following table reflects the components of intangible assets, net (in thousands):

	September 27, 2009	June 28, 2009
Customer relationships	$52,620	$52,620
Developed technology	51,860	51,860
Patent and license rights	64,744	62,733

	$169,224	$167,213
Accumulated amortization	(57,909)	(53,885)

Intangible assets, net	$111,315	$113,328

Total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, recognized during the three months ended September 27, 2009 and September 28, 2008 was $4.0 million and $4.9 million, respectively.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Goodwill

There were no changes in goodwill during the three months ended September 27, 2009.

Note 7. Shareholders’ Equity

In September 2009, the Company issued and sold 12.65 million shares of its common stock, with net proceeds of approximately $434.2 million.

As of September 27, 2009, there remained approximately 4.5 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 2010. During the fiscal quarter ended September 27, 2009, the Company did not repurchase any shares.

Note 8. Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended
	September 27, 2009	September 28, 2008
Basic:
Net income	$21,026	$5,919

Weighted average common shares	91,160	87,851

Basic earnings per share	$0.23	$0.07

Diluted:
Net income	$21,026	$5,919

Weighted average common shares - basic	91,160	87,851
Dilutive effect of stock options, unvested shares and ESPP purchase rights	1,570	881

Weighted average common shares - diluted	92,730	88,732

Diluted earnings per share	$0.23	$0.07

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three months ended September 27, 2009 and September 28, 2008 there were 2.9 million and 6.3 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

The follow-on public offering resulted in an increase to the Company’s diluted weighted average common shares outstanding of approximately 1.4 million shares for the first quarter of fiscal 2010.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 9. Comprehensive Income, net

The following presents a summary of activity in comprehensive income, net (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008
Net income	$21,026	$5,919

Other comprehensive income (loss):
Foreign currency translation adjustments	—	386
Net unrealized gain (loss) on available-for-sale securities, net of tax expense of $257 and tax benefit of $420, respectively	385	(703)

Total other comprehensive income (loss)	385	(317)

Comprehensive income	$21,411	$5,602

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

Stock Option Awards

The following table summarizes outstanding option awards as of September 27, 2009, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price
Outstanding at June 28, 2009	8,978	$28.33
Granted	1,995	35.83
Exercised	(1,025)	22.46
Forfeited or expired	(33)	29.45

Outstanding at September 27, 2009	9,915	$30.44

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Restricted Stock Awards

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of September 27, 2009, and changes during the three months then ended, follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at June 28, 2009	369	$23.51
Granted	166	35.89
Vested	(120)	23.17
Forfeited	—	—

Nonvested at September 27, 2009	415	$28.58

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Total stock-based compensation expense, net of amounts capitalized into inventory was as follows (in thousands):

	Three Months Ended
Income Statement Classification	September 27, 2009	September 28, 2008
Cost of goods sold	$825	$1,302

Research and development	1,264	1,446
Sales, general and administrative	3,523	2,685

Total operating expenses	4,787	4,131

Total	$5,612	$5,433

Approximately $0.6 million and $0.7 million of stock-based compensation has been recorded in inventory in the Company’s consolidated balance sheets as of September 27, 2009 and June 28, 2009, respectively.

Note 11. Income Taxes

The variation between the Company’s effective tax rate and the U.S. statutory rate of 35 percent is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company’s periodic effective tax rate.

Under U.S. GAAP, a two-step approach is followed to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement. At June 29, 2009, the Company had recorded $10.9 million of unrecognized tax benefits. During the three months ended September 27, 2009, there were no changes to that amount of unrecognized tax benefits. As a result, the total amount of unrecognized tax benefits as of September 27, 2009 is $10.9 million. If any portion of this $10.9 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $3.3 million of gross unrecognized tax benefits will change in the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. As of September 27, 2009, the Company had accrued $1.0 million of interest and penalties.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 12. Commitments and Contingencies

Please refer to the section entitled “Litigation” under Note 13—Commitments and Contingencies of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009 for a description of material legal proceedings.

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

Note 13. Subsequent Events

The Company evaluated subsequent events through the time the financial statements were issued, which was the time of filing this Form 10-Q with the SEC on October 20, 2009.

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

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 28, 2009. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Overview of our Business and Products

Cree, Inc. (“Cree,” “we,” “our,” or “us,”) develops and manufactures semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. We primarily focus our expertise in SiC and GaN on light emitting diodes (LED). We also develop power and radio frequency (RF) products, including power switching and RF devices. Our revenues are classified as follows:

•

LED products. We derive the largest portion of our revenue from the sale of our LED products. These products consist of LED components, LED chips, LED lighting products and SiC and GaN wafers. Also included are revenues derived from government agencies to support the development of LED lighting.

•

Power and RF products. These products include power switching devices made from SiC, which provide faster switching speeds than comparable silicon-based power devices, and also include RF devices made from SiC or GaN, which allow for higher power densities as compared to silicon or gallium arsenide. Also included are revenues derived from government agencies to support the development of primarily SiC and GaN based technology.

The majority of our products are manufactured at our production facilities located in North Carolina and China. We also use contract manufacturers for certain aspects of product fabrication.

Operating Segments

We currently operate our business as one reportable segment.

Industry Dynamics

Our business is primarily focused on selling our LED products. LEDs are currently used in a variety of applications, including energy-efficient indoor and outdoor lighting, liquid crystal display (LCD) backlighting, video screens, gaming, signals, automotive applications and mobile phones. As LED technology continues to develop and improve, we believe the potential market for LED lighting applications will continue to expand.

Select industry factors affecting our business include, among others:

•

Overall demand for products and applications using LEDs. Although we have seen an increase in demand for LEDs for lighting products and backlighting in notebook and television applications, the global recession has reduced overall demand for LEDs in other consumer, mobile and automotive applications. The pace of adoption of LED lighting technology in the general illumination market, backlighting and other markets will impact the demand for LEDs as well as other factors.

•

Intense and constantly evolving competitive environment. Competition in the industry is intense. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share. To remain competitive, market participants’ generally must increase product performance and reduce costs to offset lower average sales prices.

•

Technological innovation and advancement. Innovations and advancements in LED technology continue to expand the potential applications for LEDs. However, new technologies could emerge or improvements could be made in existing technologies that may reduce the demand for LEDs in certain markets.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

•

Rising energy costs and regulatory actions concerning energy efficiency. Government regulations and programs designed to encourage or mandate increased energy efficiency, even in some cases banning forms of incandescent lighting, are advancing the adoption of more energy efficient lighting solutions including LEDs as well as other technologies.

•

Intellectual property issues. Market participants rely on patented and non-patented proprietary information relating to product development, manufacturing capabilities and other core competencies of their business. Protection of intellectual property is critical. As such, steps including patent applications, confidentiality and non-disclosure agreements, as well as other security measures are generally taken. To enforce or protect intellectual property rights, litigation or threatened litigation commonly occurs.

Highlights of the First Quarter of Fiscal 2010

The following is a summary of our financial results for the three months ended September 27, 2009:

•	Our year over year revenues increased approximately 20.5% to $169.1 million;

•	Our year over year gross margin percentage (gross profit as a percent of revenue) increased to 43.6% in the first quarter of fiscal 2010 from 35.2% in the first quarter of fiscal 2009;

•

We achieved operating income of $26.7 million in the first quarter of fiscal 2010 compared to $4.7 million in the first quarter of fiscal 2009. Net income per diluted share was $0.23 compared to $0.07 for the first quarter of fiscal 2009; We raised $434.2 million net of direct expenses through a follow-on public offering of our common stock;

•	We generated positive cash flow from operations of $61.2 million in the first quarter of fiscal 2010 compared to $44.0 million in the first quarter of fiscal 2009;

•	We made the second and final contingent cash payment related to our acquisition of COTCO in the amount of $57.1 million;

•	Combined cash, cash equivalents and marketable investments increased to $888.4 million at September 27, 2009 compared to $447.2 million at June 28, 2009;

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Results of Operations

The following table sets forth certain consolidated statement of income data for the periods indicated:

	Three Months Ended September 27, 2009		Three Months Ended September 28, 2008
(Dollars in Thousands, Except Per Share Data)	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$169,130	100.0%	$140,378	100.0%
Cost of revenue, net	95,352	56.4%	91,015	64.8%

Gross profit	73,778	43.6%	49,363	35.2%

Research and development	20,174	11.9%	17,275	12.3%
Sales, general and administrative	23,613	14.0%	22,918	16.3%
Amortization of acquisition related intangibles	3,045	1.8%	4,062	2.9%
Loss on disposal or impairment of long-lived assets	293	0.2%	405	0.3%

Operating income	26,653	15.7%	4,703	3.4%
Gain on sale of investments, net	—	0.0%	12	0.0%
Other non-operating income	131	0.1%	166	0.1%
Interest income, net	1,630	1.0%	2,792	2.0%

Income before income taxes	28,414	16.8%	7,673	5.5%
Income tax expense	7,388	4.4%	1,754	1.2%

Net income	21,026	12.4%	5,919	4.3%

Diluted earnings per share	$0.23		$0.07

Revenues

Revenues for the first quarter of fiscal 2010 and fiscal 2009 were comprised of the following (in thousands, except percentages):

	Three Months Ended
	September 27, 2009	September 28, 2008	Change
LED products	$156,027	$129,886	$26,141	20%
Percent of total revenues	92%	93%
Power and RF products	13,103	10,492	2,611	25%
Percent of total revenues	8%	7%

Total revenues	$169,130	$140,378	$28,752	20%

LED Products

We derive the largest portion of our revenue from the sale of our LED products which comprised approximately 92% and 93% of our total revenues for the first quarter of fiscal 2010 and fiscal 2009, respectively.

Revenue from our LED products increased approximately 20% to $156.0 million in the first quarter of fiscal 2010 from $129.9 million in the first quarter of fiscal 2009. The continuing adoption of LEDs in general lighting in addition to an increase in demand for LEDs in backlighting applications for notebooks and televisions, drove year over year sales increases in both our LED components and LED chips products. The blended average selling price (ASP) for our LED products decreased by 3.1% in the first quarter of fiscal 2010 from the first quarter of fiscal 2009 due to the ongoing competitive pricing environment for our LED products.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Power and RF Products

Revenue from power and RF increased approximately 25% to $13.1 million in the first quarter of fiscal 2010 from $10.5 million in the first fiscal quarter of 2009. The increase in our power and RF products revenue was primarily due to an increase in orders for SiC Schottky diodes and GaN RF devices. Revenues from our power and RF products comprised approximately 8% and 7% of our total revenues for the first quarter of fiscal 2010 and fiscal 2009, respectively. The blended ASP for our power and RF products decreased by 43.2% in the first quarter of fiscal 2010 from the first quarter of fiscal 2009 due to a change in product mix to a higher proportion of sales of products with lower selling prices. Included within revenues from power and RF products were revenues related to research contracts which declined approximately 32% from the first quarter of fiscal 2009 to the first quarter of fiscal 2010.

Gross Profit

Cost of revenue includes materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products. Gross profit and gross margin (gross profit as a percentage of revenue) were as follows (in thousands, except percentages):

	Three Months Ended
	September 27, 2009	September 28, 2008	Change
Total gross profit	$73,778	$49,363	$24,415	49%
Total gross margin	43.6%	35.2%

Gross profit in the first quarter of fiscal 2010 increased approximately 49% to $73.8 million from $49.4 million in the first quarter of fiscal 2009. Our gross margin also increased from 35.2% to 43.6%. Factors contributing to the increase in gross margin were changes in product mix to higher margin products, reduced LED chip pricing pressures and lower production costs across our product lines due to greater utilization and higher production yields.

Research and Development

Research and development (R&D) expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended
	September 27, 2009	September 28, 2008	Change
Research and development	$20,174	$17,275	$2,899	17%
Percent of total revenues	12%	12%

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Research and development expenses in the first quarter of fiscal 2010 increased 17% to $20.2 million from $17.3 million in the first quarter of fiscal 2009. The increase was due to our continued research and development activities focusing on higher brightness LED chips, new and improved LED products, transition to larger wafers and power and RF initiatives.

Sales, General and Administrative

Sales, general and administrative expenses are composed primarily of costs associated with our sales and marketing personnel and our executive and administrative personnel (for example, legal, finance, information technology and human resources personnel) and consist of 1) salaries and related compensation costs, 2) consulting and other professional services (such as litigation and other outside legal counsel fees, audit and other compliance costs), 3) facilities and insurance costs, and 4) travel and other costs. The following table sets forth our sales, general and administrative expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended
	September 27, 2009	September 28, 2008	Change
Sales, general and administrative	$23,613	$22,918	$695	3%
Percent of total revenues	14%	16%

Sales, general and administrative expenses in the first quarter of fiscal 2010 increased 3% to $23.6 million from $22.9 million in the first quarter of fiscal 2009. The increase was due primarily to increased spending on sales and marketing as we continued to expand our sales channels. Additionally, costs increased due to the general expansion of our business and increased employee compensation costs.

Amortization of Acquisition Related Intangibles

As a result of our acquisitions, we have recorded various intangible assets that require amortization, principally customer relationships and developed technologies. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008	Change
INTRINSIC	$186	$186	$—
COTCO	2,073	3,090	(1,017)
LLF	786	786	—

Total	$3,045	$4,062	$(1,017)

Amortization of acquisition related intangibles was $3.0 million in the first quarter of fiscal 2010 compared to $4.1 million in the first quarter of fiscal 2009. The year over year decline in amortization expense is attributable to lower amortization expense related to the intangibles acquired through the COTCO acquisition.

Loss on Disposal or Impairment of Long-Lived Assets, net

We operate a capital intensive business. As such, we dispose of a certain level of our equipment in the normal course of business as our production processes change due to production improvement initiatives or product mix changes. Due to the risk of technological obsolescence or changes in our production

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

process, we regularly review our equipment for possible impairments in value. The following table sets forth our loss on disposal or impairment of long-lived assets (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008	Change
Loss on disposal or impairment of long-lived assets, net	$293	$405	$(112)

We recorded a net loss of $0.3 million on the disposal of long-lived assets in the first quarter of fiscal 2010 compared to a net loss of $0.4 million in the first quarter of fiscal 2009. These losses are due to the impairment or disposal of certain equipment and the impairment of certain capitalized patent costs.

Non-Operating Income

The following table sets forth our non-operating income (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008	Change
Gain on sale of investments, net	$—	$12	$(12)
Other non-operating income	$131	$166	$(35)
Interest income, net	$1,630	$2,792	$(1,162)

During the first quarter of fiscal 2010, we did not have any significant gains or losses realized from the sale of our investments.

We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities, and other fixed interest rate investments. The primary objective of our investments is to preserve principal while maximizing our yields.

Net interest income was $1.6 million compared to $2.8 million for the first quarter of fiscal 2010 and fiscal 2009, respectively. Year over year interest income decreased due to declining interest rates on our cash and investments.

Other non-operating income is comprised primarily of foreign exchange gains and losses.

Income Tax Benefit or Expense

The following table sets forth our income tax expense in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended
	September 27, 2009	September 28, 2008	Change
Income tax expense	$7,388	$1,754	$5,634
Effective tax rate	26.0%	22.9%

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The variation between the Company’s effective tax rate and the U.S. statutory rate of 35 percent is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on our periodic effective tax rate.

We recorded income tax expense of $7.4 million for an effective tax rate of 26.0% in the first quarter of fiscal 2010 as compared to income tax expense of $1.8 million for an effective tax rate of 22.8% in the first quarter of fiscal 2009. The increase in our effective tax rate is primarily due to an increase in U.S. taxable profits at the higher U.S. tax rates.

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, and to make capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable investments and cash generated from operations. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have no debt or lines of credit and have minimal lease commitments. Based on past performance and current expectations, we believe our cash and cash equivalents, investments, and cash generated from operations, and our ability to access capital markets will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments and other liquidity requirements associated with our operations through at least the next 12 months.

From time to time, we evaluate strategic opportunities and potential investments in complementary businesses and we anticipate continuing to make such evaluations. We may also access capital markets through the issuance of new debt or additional shares of common stock in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities.

Financial Condition

Our liquidity and capital resources depend on our cash flows from operations and our working capital. Our working capital increased to $984.1 million as of September 27, 2009 from $500.8 million at June 28, 2009, primarily due to our public offering of 12.65 million common shares as well as positive cash flows from operations and cash generated through the exercise of employee stock options. The following table presents the components of our cash conversion cycle for our first fiscal quarter of 2010 and fourth fiscal quarter of 2009:

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	September 27, 2009	June 28, 2009	Change
Days of sales outstanding (a)	50	63	(13)
Days of supply in inventory (b)	81	79	2
Days in accounts payable (c)	(52)	(39)	(13)

Cash conversion cycle	79	103	(24)

(a)	Days of sales outstanding (DSO) calculates the average collection period of our accounts receivable. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO is calculated by dividing accounts receivable, net of allowance for doubtful accounts and revenue reserves, by average net revenue for the current quarter (90 days).
(b)	Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on net ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing net ending inventory by average cost of goods sold for the current quarter (90 days).
(c)	Days in accounts payable (DPO) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold for the current quarter (90 days).

Overall our cash conversion cycle, or days to cash, improved by a net 24 days.

As of September 27, 2009, substantially all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at September 27, 2009 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of September 27, 2009.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for the remainder of fiscal 2010. We have and may continue to use a portion of our available cash and cash equivalents, or funds underlying our marketable securities, to repurchase shares of our common stock. With our strong working capital position, we believe that we have the ability to continue to invest in further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio, secure key intellectual properties, or expand our production capacity.

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008	Change
Cash provided by operating activities	$61,188	$43,951	$17,237
Cash used in investing activities	(114,853)	(129,094)	14,241
Cash provided by financing activities	459,299	1,204	458,095
Effects of foreign exchange changes	203	(250)	453

Net increase (decrease) in cash and cash equivalents	$405,837	$(84,189)	$490,026

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $61.2 million in the first quarter of fiscal 2010 compared to $44.0 million in the first quarter of fiscal 2009. The increase in cash provided by operating activities during the first quarter of fiscal 2010 compared to the same period of the prior year is primarily due to higher net income in the current year and the timing of cash payments to our vendors, offset somewhat by increases in our inventory in the current year.

Cash Flows from Investing Activities

Net cash used in investing activities was $114.9 million in the first quarter of fiscal 2010 compared to $129.1 million in the first quarter of fiscal 2009. Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and purchase of patent and license rights. Cash used in investing activities also included a $57.1 million cash expenditure related to the second and final contingent consideration payment related to the COTCO acquisition and is comparable to the first contingent consideration payment of $60.0 million made in the first quarter of 2009. In addition we increased expenditures related to the acquisition of property and equipment in the current quarter to $20.4 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $459.3 million in the first quarter of fiscal 2010 compared to $1.2 million in the first quarter of fiscal 2009. In the current year, cash provided by financing activities increased primarily due to our sale of 12.65 million shares of our common stock with net proceeds of approximately $434.2 million. Our cash flows from financing activities are also composed of cash proceeds from the issuance of common stock including employee stock option exercises and employee stock plan purchases in the amount of $23.2 million.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 27, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain of our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 28, 2009, in the section entitled “Contractual Obligations” for the future minimum lease payments due under our operating leases as of June 28, 2009.

Critical Accounting Policies and Estimates

For information about our other critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Recent Accounting Pronouncements

See Note 1, “Basis of Presentation and Changes in Significant Accounting Policies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about our market risks, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2010 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to Note 13, “Commitments and Contingencies,” in our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 28, 2009 for a description of material legal proceedings.

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

Additionally, the inability of our customers and suppliers to access capital efficiently, or at all, may have other adverse effects on our financial condition. For example, financial difficulties experienced by our customers or suppliers could result in product delays; increased accounts receivable defaults; and an increase in our inventory exposure. These risks may increase if our customers and suppliers do not adequately manage their business or do not properly disclose their financial condition to us.

Although we believe we have adequate liquidity and capital resources to fund our operations internally, our inability to access the capital markets on favorable terms in the future, or at all, may adversely affect our financial performance. The inability to obtain adequate financing from debt or capital sources in the future could force us to self-fund strategic initiatives or even forgo certain opportunities, which in turn could potentially harm our performance.

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

Conversely, due to the proportionately high fixed cost nature of our business, when demand decreases, we may not be able to reduce manufacturing expenses or overhead costs at the same rate as demand, which could result in lower margins and adversely impact our business and results of operations.

If we fail to evaluate, implement and integrate strategic opportunities successfully, our business may suffer.

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions. For example, in July 2006 we acquired INTRINSIC, in March 2007 we acquired COTCO, and in February 2008 we acquired LLF. If we choose to make acquisitions, we face certain risks, such as failure of the acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired businesses, and difficulty in integrating the acquired business’s operations, personnel and financial and operating systems into our current business. For example, through our acquisitions of COTCO and LLF we acquired certain customer relationships, some of which were considered related persons (see Note 16 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009), that we may not be able to successfully retain.

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

We have experienced a period of significant growth over the past few years that may challenge our management and other resources. We continue to transform our business to support a global components and LED lighting product customer base. In order to manage our growth and change in our strategy effectively, we must continue to:

•	maintain, expand and/or purchase adequate manufacturing facilities and equipment to meet customer demand;

•	maintain a sufficient supply of raw materials to support our growth;

•	expand research and development, sales and marketing, technical support, distribution capabilities and administrative functions;

•	expand the skills and capabilities of our current management team;

•	add experienced senior level managers; and

•	attract and retain qualified employees.

While we intend to focus on managing our costs and expenses, over the long term we expect to invest substantially to support our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities.

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

In connection with our efforts to cost-effectively manage our growth, we have increasingly relied on subcontractors for production capacity, logistics support and certain administrative functions, such as payroll processing. If these service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies or the loss of or damage to intellectual property through security breach, or impact employee morale. Our operations may also be negatively impacted if any of these service providers do not have the financial capability to meet our growing needs.

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

We are often involved in patent infringement litigation as described in Note 13, “Commitments and Contingencies,” to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 28, 2009. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

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

Vigorous protection and pursuit of intellectual property rights characterize our industry. These traits have resulted in significant and often protracted and expensive litigation. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant legal expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to:

•	pay substantial damages;

•	indemnify our customers;

•	stop the manufacture, use and sale of products found to be infringing;

•	incur asset impairment charges

•	discontinue the use of processes found to be infringing;

•	expend significant resources to develop non-infringing products or processes; or

•	obtain a license to use third party technology.

There can be no assurance that third parties will not attempt to assert infringement claims against us, or our customers, with respect to our products. In addition, our customers may face infringement claims directed to the customer’s products that incorporate our products, and an adverse result could impair the customer’s demand for our products. We have also promised certain of our customers that we will indemnify them in the event they are sued by our competitors for infringement claims directed to the products we supply. Under these indemnification obligations we may be responsible for future payments to resolve infringement claims against them. From time to time we receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. If we believe the assertions may have merit or in other appropriate circumstances, we take steps to seek to obtain a license or to avoid the infringement. However, we cannot predict whether a license will be available; that we would find the terms of any license offered acceptable; or that we would be able to develop an alternative solution. Failure to obtain a necessary license or develop an alternative solution could cause us to incur substantial liabilities and costs and to suspend the manufacture of affected products.

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

We receive a significant amount of our revenues from a limited number of customers. For example, in fiscal 2009, two customers, Seoul Semiconductor Co., Ltd. and Arrow Electronics, Inc. individually accounted for more than 10% of our net revenue, for a combined total of 24% of our total net revenue. Sales to these and most of our other large customers are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their past purchasing behavior with little or no notice to us for various reasons, including: developing their own product solutions; choosing to purchase product from our competitors; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their past (or expected) purchasing behavior, or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.

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

We are exposed to market value and the inherent interest rate risk related to our investment portfolio. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities and other fixed interest rate investments. The primary objective of our investments is to preserve principal and we only acquire investments rated “AAA.”. However, our investments are not all FDIC insured and may lose value and/or become illiquid regardless of their rating; in addition, declines in underlying interest rates will have a negative impact on the income generated from our investments, which could materially adversely affect our results of operations.

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

A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as an influenza outbreak within our workforce, or man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, especially in the case of our single site for SiC wafer and LED fabrication. A catastrophic event that results in the destruction or disruption to our supply chain or any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected.

Our results of operations could vary as a result of the methods, estimates and judgments that we use in applying our accounting policies, including changes in the accounting regulations to be applied.

The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 28, 2009). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Bylaws, as amended and restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated August 17, 2009, as filed with the Securities and Exchange Commission on August 21, 2009)

10.1	Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 17, 2009, as filed with the Securities and Exchange Commission on August 21, 2009)

10.2	Notice of Grant to Charles M. Swoboda, dated August 17, 2009 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 17, 2009, as filed with the Securities and Exchange Commission on August 21, 2009)

Exhibit No.	Description
10.3	Non-Employee Director Stock Compensation and Deferral Program

10.4	Schedule of Compensation for Non-Employee Directors

10.5	Addendum to Form of Master Stock Option Award Agreement Terms and Conditions for Grants of Nonqualified Stock Options to Non-Employee Directors

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

Date: October 20, 2009

/S/ JOHN T. KURTZWEIL
John T. Kurtzweil
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Bylaws, as amended and restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated August 17, 2009, as filed with the Securities and Exchange Commission on August 21, 2009)

10.1	Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 17, 2009, as filed with the Securities and Exchange Commission on August 21, 2009)

10.2	Notice of Grant to Charles M. Swoboda, dated August 17, 2009 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 17, 2009, as filed with the Securities and Exchange Commission on August 21, 2009)

10.3	Non-Employee Director Stock Compensation and Deferral Program

10.4	Schedule of Compensation for Non-Employee Directors

10.5	Addendum to Form of Master Stock Option Award Agreement Terms and Conditions for Grants of Nonqualified Stock Options to Non-Employee Directors

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002