Form 10-Q
period 2009-12-27
CREE INC
filed 2010-01-20
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2009

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 13, 2010, was 106,170,621.

CREE, INC.

FORM 10-Q

For the Quarterly Period Ended December 27, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

	December 27, 2009 (Unaudited)	June 28, 2009
	(Thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$482,557	$290,154
Short-term investments	456,687	127,499

Total cash, cash equivalents, and short-term investments	939,244	417,653

Accounts receivable, net	113,389	103,035
Income tax receivable	1,526	1,526
Inventories, net	93,319	78,841
Deferred income taxes	11,017	10,022
Prepaid expenses and other current assets	21,933	18,359

Total current assets	1,180,428	629,436

Property and equipment, net	365,915	320,110
Long-term investments	14,845	29,557
Intangible assets, net	109,813	113,328
Goodwill	313,564	304,791
Other assets	5,772	7,345

Total assets	$1,990,337	$1,404,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$55,969	$38,770
Accrued salaries and wages	21,458	16,732
Income taxes payable	2,025	8,139
Deferred income taxes	458	122
Other current liabilities	18,543	7,868
Contingent payment due related to LLF acquisition	8,773	—
Contingent payment due related to COTCO acquisition	—	57,050

Total current liabilities	107,226	128,681
Long-term liabilities:
Deferred income taxes	43,869	42,752
Other long-term liabilities	8,386	8,386

Total long-term liabilities	52,255	51,138
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 27, 2009 and June 28, 2009; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at December 27, 2009 and June 28, 2009; 106,024 and 89,659 shares issued and outstanding at December 27, 2009 and June 28, 2009, respectively	132	112
Additional paid-in-capital	1,407,941	857,383
Accumulated other comprehensive income, net of taxes	11,954	11,236
Retained earnings	410,829	356,017

Total shareholders’ equity	1,830,856	1,224,748

Total liabilities and shareholders’ equity	$1,990,337	$1,404,567

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(Thousands, except per share data)
Revenue, net	$199,475	$147,623	$368,605	$288,001
Cost of revenue, net	105,405	91,127	200,757	182,142

Gross profit	94,070	56,496	167,848	105,859
Operating expenses:
Research and development	19,325	18,441	39,499	35,716
Sales, general and administrative	25,560	21,843	49,173	44,761
Amortization of acquisition related intangibles	3,045	4,062	6,090	8,124
Loss on disposal or impairment of long-lived assets	110	645	403	1,050

Total operating expenses	48,040	44,991	95,165	89,651

Operating income	46,030	11,505	72,683	16,208

Non-operating income:
Gain on sale of investments, net	1	53	1	65
Other non-operating (expense) income	(41)	(183)	90	(17)
Interest income, net	2,001	2,539	3,631	5,331

Income from operations before income taxes	47,991	13,914	76,405	21,587
Income tax expense	14,205	3,218	21,593	4,972

Net income	$33,786	$10,696	$54,812	$16,615

Earnings per share:
Basic net income per share	$0.32	$0.12	$0.56	$0.19

Diluted net income per share	$0.32	$0.12	$0.55	$0.19

Shares used in per share calculation:
Basic	104,591	88,057	97,876	87,954

Diluted	106,607	88,511	99,836	88,619

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 27, 2009	December 28, 2008
	(Thousands)
Cash flows from operating activities:
Net income	$54,812	$16,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,578	48,696
Stock-based compensation	11,681	10,542
Excess tax benefit from share-based payment arrangements	(15,526)	(251)
Impairment of inventory or loss on disposal or impairment of long-lived assets	403	1,050
Provision for doubtful accounts	(49)	611
Gain on sale of investment in securities	(1)	(65)
Amortization of premium/discount on investments	2,541	605
Changes in operating assets and liabilities:
Accounts receivable	(10,368)	1,533
Inventories	(14,352)	1,187
Prepaid expenses and other assets	(2,005)	(3,228)
Accounts payable, trade	(3,818)	6,972
Accrued expenses and other liabilities	14,803	473

Net cash provided by operating activities	82,699	84,740

Cash flows from investing activities:
Purchases of property and equipment	(61,826)	(31,266)
Payment of contingent consideration related to COTCO acquisition	(57,050)	(60,000)
Purchases of investments	(356,157)	(212,127)
Proceeds from maturities of investments	40,317	152,735
Proceeds from sale of property and equipment	302	36
Purchases of patent and licensing rights	(4,811)	(3,937)

Net cash used in investing activities	(439,225)	(154,559)

Cash flows from financing activities:
Net proceeds from issuance of common stock	533,213	6,395
Excess tax benefit from share-based payment arrangements	15,526	251
Repurchases of common stock	—	(2,744)

Net cash provided by financing activities	548,739	3,902

Effects of foreign exchange changes on cash and cash equivalents	190	(479)

Net increase (decrease) in cash and cash equivalents	192,403	(66,396)
Cash and cash equivalents:
Beginning of period	$290,154	$261,633
End of period	$482,557	$195,237

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Changes in Significant Accounting Policies

Description of Business

Cree, Inc. (the “Company”) develops and manufactures semiconductor materials and devices primarily based on silicon carbide (“SiC”), gallium nitride (“GaN”) and related compounds. The Company primarily focuses its expertise in SiC and GaN on light emitting diode (“LED”) products. The Company also develops power and radio frequency (“RF”) products, including power switching and RF devices. The Company’s revenues are classified as follows:

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

Basis of Presentation

The consolidated balance sheet at December 27, 2009 and the consolidated statements of income for the three and six months ended December 27, 2009 and December 28, 2008, and the consolidated statements of cash flows for the six months ended December 27, 2009 and December 28, 2008 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at December 27, 2009, and for all periods presented, have been made. The consolidated balance sheet at June 28, 2009 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009 (“fiscal 2009”). The results of operations for the period ended December 27, 2009 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 27, 2010 (“fiscal 2010”).

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

Interactive Data Filing with the SEC

On January 30, 2009, the SEC released the final rules requiring all registered companies to use eXtensible Business Reporting Language (“XBRL”) when submitting financial statements to the SEC. The new rules initially require interactive data reporting only by domestic and foreign large accelerated filers (those that prepare their financial statements in accordance with U.S. GAAP and have a worldwide public common equity float above $5.0 billion) for their first quarterly period ending after June 15, 2009 and all periods thereafter. As the Company did not meet this large accelerated filer requirement on the initial measurement date due to its market capitalization at that time, this reporting requirement will instead apply to its first quarterly filing period ending after June 15, 2010 and all periods thereafter. Therefore, the Company plans to file its first quarter fiscal 2011 financial statements with the SEC in XBRL in compliance with the new SEC rules.

Measuring Liabilities at Fair Value

In August 2009, the FASB released new guidance concerning measuring liabilities at fair value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques. Additionally, it clarifies that a reporting entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability. This new guidance is effective for the first reporting period after its issuance, however earlier application is permitted. The application of this new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Revenue Recognition with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for the Company beginning in the first quarter of fiscal 2011, however early adoption is permitted. The Company does not expect the impact of this new guidance to be material to its consolidated financial statements.

Revenue Arrangements that Include Software Elements

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are effective for the Company beginning in the first quarter of fiscal 2011, however early adoption is permitted. The Company does not expect the impact of this new guidance to be material to its consolidated financial statements.

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

LLF achieved the defined employee retention goals and product development targets for the calendar year ended December 31, 2008 and as a result, the Company made a cash payment in the amount of $4.4 million to the former shareholders of LLF in the third quarter of fiscal 2009, thus increasing goodwill in the Company’s consolidated financial statements. As of December 27, 2009, $8.8 million of this contingent consideration to the former shareholders of LLF was accrued based on Company management’s review of the status of certain defined product development targets. Subject to the

Company’s Board of Directors confirming achievement of the targets, the Company intends to make an $8.8 million cash payment to the former shareholders of LLF during its third quarter of fiscal 2010. This additional payment is reflected as a current obligation and an increase to goodwill in the Company’s consolidated financial statements. If LLF meets the remaining defined employee retention goals and product development targets during the following calendar year, an additional contingent cash payment totaling up to $13.2 million would become payable to the former shareholders of LLF. If such contingent payment occurs, it will be considered as additional purchase price and result in an increase in goodwill.

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

Note 3. Financial Statement Details

Accounts Receivable, net

The following is a summary of the components of accounts receivable, net (in thousands):

	December 27, 2009	June 28, 2009
Billed trade receivables	$125,927	$113,085
Unbilled contract receivables	1,576	2,125

	127,503	115,210
Allowance for sales return	(13,050)	(9,644)
Allowance for bad debts	(1,064)	(2,531)

Total accounts receivable, net	$113,389	$103,035

Inventories, net

The following is a summary of the components of inventories, net (in thousands):

	December 27, 2009	June 28, 2009
Raw material	$19,178	$14,575
Work-in-progress	49,000	38,567
Finished goods	42,385	39,552

	110,563	92,694
Inventory reserve	(17,244)	(13,853)

Total inventories, net	$93,319	$78,841

Note 4. Investments

Short-term and long-term investments consist of high grade corporate bonds and other debt securities. The Company classifies its marketable securities as available-for-sale. This is based upon management’s determination that the underlying cash invested in these securities is available for operations as necessary.

The following tables provide a summary of short-term and long-term investments as of December 27, 2009 and June 28, 2009 (in thousands):

	December 27, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments	$451,995	$4,792	$(100)	$456,687
Long-term investments	14,397	448	—	14,845

Total investments	$466,392	$5,240	$(100)	$471,532

	June 28, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments	$124,472	$3,049	$(22)	$127,499
Long-term investments	28,620	957	(20)	29,557

Total investments	$153,092	$4,006	$(42)	$157,056

The following table provides a summary of marketable investments by type as of December 27, 2009 and June 28, 2009 (in thousands):

	December 27, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$11,046	$242	$—	$11,288
U.S. agency securities	54,907	477	(37)	55,347
Municipal bonds	304,869	3,743	—	308,612
Corporate debt securities	95,570	778	(63)	96,285

	$466,392	$5,240	$(100)	$471,532

	June 28, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$15,054	$454	$—	$15,508
U.S. agency securities	19,895	698	—	20,593
Municipal bonds	94,745	2,483	(6)	97,222
Corporate debt securities	23,398	371	(36)	23,733

	$153,092	$4,006	$(42)	$157,056

The contractual maturities of marketable investments at December 27, 2009 were as follows (in thousands):

	Fiscal Years Ending
	June 27, 2010	June 26, 2011	June 24, 2012	June 30, 2013	June 29, 2014	Thereafter	Total
U.S. government securities	$3,541	$7,747	$—	$—	$—	$—	$11,288
U.S. agency securities	11,982	32,576	3,647	7,142	—	—	55,347
Municipal bonds	21,539	59,962	61,381	61,729	23,794	80,207	308,612
Corporate debt securities	6,035	9,580	68,576	12,094	—	—	96,285

	$43,097	$109,865	$133,604	$80,965	$23,794	$80,207	$471,532

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

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. The financial assets for which the Company may be required to perform non-recurring fair value remeasurements (e.g., an impairment of assets) are any investments in privately-held companies. As of December 27, 2009, financial assets utilizing Level 1 inputs included cash equivalents and investments traded on active securities exchanges. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds and other instruments. The Company does not have any significant financial assets requiring the use of Level 3 inputs.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy and using the lowest level of input (in thousands):

	Financial Instruments Carried at Fair Value
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$112,195	$—	$—	$112,195
Short-term investments	9,196	447,491	—	456,687
Long-term investments	2,091	12,754	—	14,845

Total assets	$123,482	$460,245	$—	$583,727

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

Note 6. Intangible Assets and Goodwill

Intangible Assets, net

The following table reflects the components of intangible assets, net (in thousands):

	December 27, 2009	June 28, 2009
Customer relationships	$52,620	$52,620
Developed technology	51,860	51,860
Patent and license rights	67,290	62,733

	$171,770	$167,213
Accumulated amortization	(61,957)	(53,885)

Intangible assets, net	$109,813	$113,328

Total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, recognized during the three and six months ended December 27, 2009 was $4.1 million and $8.1 million, respectively. For the three and six months ended December 28, 2008, total amortization expense, including amortization of acquisition related intangibles, patents and license rights was $5.0 million and $9.9 million, respectively.

Goodwill

Goodwill increased during the six months ended December 27, 2009 due to the accrual of an $8.8 million contingent consideration payment related to the LLF acquisition.

Note 7. Shareholders’ Equity

In September 2009, the Company issued and sold 12.65 million shares of its common stock, with net proceeds of approximately $434.0 million.

As of December 27, 2009, there remained approximately 4.5 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 2010. During the six months ended December 27, 2009, the Company did not repurchase any shares.

Note 8. Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Basic:
Net income	$33,786	$10,696	$54,812	$16,615

Weighted average common shares	104,591	88,057	97,876	87,954

Basic earnings per share	$0.32	$0.12	$0.56	$0.19

Diluted:
Net income	$33,786	$10,696	$54,812	$16,615

Weighted average common shares - basic	104,591	88,057	97,876	87,954
Dilutive effect of stock options, unvested shares and ESPP purchase rights	2,016	454	1,960	665

Weighted average common shares - diluted	106,607	88,511	99,836	88,619

Diluted earnings per share	$0.32	$0.12	$0.55	$0.19

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three and six months ended December 27, 2009 there were 2.4 million and 2.2 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive. For the three and six months ended December 28, 2008 there were 9.3 million and 7.8 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

Note 9. Comprehensive Income, net

The following presents a summary of activity in comprehensive income, net (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Net income	$33,786	$10,696	$54,812	$16,615

Other comprehensive income:
Foreign currency translation adjustments	—	(91)	—	294
Net unrealized gain on available-for-sale securities, net of tax expense of $202, $1,178, $459, and $758, respectively	333	1,974	717	1,271

Total other comprehensive income	333	1,883	717	1,565

Comprehensive income	$34,119	$12,579	$55,529	$18,180

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

Stock Option Awards

The following table summarizes outstanding option awards as of December 27, 2009, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price
Outstanding at June 28, 2009	8,978	$28.33
Granted	2,049	36.02
Exercised	(3,510)	27.74
Forfeited or expired	(95)	43.10

Outstanding at December 27, 2009	7,422	$30.54

Restricted Stock Awards

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of December 27, 2009, and changes during the six months then ended, follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at June 28, 2009	369	$23.51
Granted	169	36.00
Vested	(120)	23.17
Forfeited	—

Nonvested at December 27, 2009	418	$28.68

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

Total stock-based compensation expense, net of amounts capitalized into inventory was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Income Statement Classification

Cost of goods sold	$729	$883	$1,554	$2,185

Research and development	1,388	1,247	2,652	2,693
Sales, general and administrative	3,952	2,979	7,475	5,664

Total operating expenses	5,340	4,226	10,127	8,357

Total	$6,069	$5,109	$11,681	$10,542

Approximately $0.9 million and $0.7 million of stock-based compensation has been recorded in inventory in the Company’s consolidated balance sheets as of December 27, 2009 and June 28, 2009, respectively.

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

At June 28, 2009, the Company had recorded $10.9 million of unrecognized tax benefits. During the six months ended December 27, 2009, there were no changes to that amount of unrecognized tax benefits. As a result, the total amount of unrecognized tax benefits as of December 27, 2009 is $10.9 million. If any portion of this $10.9 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $3.3 million of gross unrecognized tax benefits will change in the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. As of December 27, 2009, the Company had accrued $1.0 million of interest and penalties.

The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years ended June 24, 2007 and prior. For foreign purposes, the Company is no longer subject to examination for tax periods 2002 and prior. For U.S. state tax returns the Company is generally no longer subject to tax examinations for fiscal years prior to 2004. Certain federal and state carryforward tax attributes generated in prior years remain subject to examination and adjustment. The Company is currently under examination by the Internal Revenue Service for fiscal year 2008. During the second quarter of fiscal year 2009, the Company settled its examination with the North Carolina Department of Revenue for tax fiscal years 2004 through 2007.

Note 12. Commitments and Contingencies

Please refer to the section entitled “Litigation” under Note 13 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009 for a description of material legal proceedings.

Note 13. Subsequent Events

On January 7, 2010, the Company was notified by the Internal Revenue Service that it had been allocated $39 million of federal tax credits as part of the American Recovery and Reinvestment Act of 2009 (Internal Revenue Code Section 48C). This $39 million allocation was based upon the Company projecting that it would put into service approximately $130 million of qualified equipment into its United States manufacturing locations over the next three years. We anticipate the net tax benefit will be amortized into income over the useful life of the underlying equipment that was placed in service to generate these credits. For the second half of fiscal 2010, the Company estimates recognizing into income a tax benefit of approximately $1 million related to these credits.

The Company evaluated subsequent events through the time the financial statements were issued, which was the time of filing this Form 10-Q with the SEC on January 20, 2010.

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

Overview of our Business and Products

Cree, Inc. (“Cree,” “we,” “our,” or “us,”) develops and manufactures semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. We primarily focus our expertise in SiC and GaN on light emitting diode (LED) products. We also develop power and radio frequency (RF) products, including power switching and RF devices. Our revenues are classified as follows:

•

LED products. We derive the largest portion of our revenue from the sale of our LED products. These products consist of LED components, LED chips, LED lighting products and SiC and GaN wafers. Also included are revenues derived from government agencies to support the development of LED lighting.

•

Power and RF products. These products include power switching devices made from SiC, which provide faster switching speeds than comparable silicon-based power devices, and also include RF devices made from SiC or GaN, which allow for higher power densities as compared to silicon or gallium arsenide. Also included are revenues derived from government agencies to support the development of SiC and GaN based power and RF technology.

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

Select industry factors affecting our business include, among others:

•

Overall demand for products and applications using LEDs. We have seen an increase in demand for LEDs for lighting products and backlighting in notebook and television applications. The pace of adoption of LED lighting technology in the general illumination market, backlighting and other markets will impact the demand for LEDs as well as other factors.

•

Intense and constantly evolving competitive environment. Competition in the industry is intense. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share. To remain competitive, market participants generally must increase product performance and reduce costs to offset lower average sales prices. In addition to competing for customers, market participants must also compete for raw materials and other resources (such as specialized manufacturing equipment) to adequately meet demand, which may be in limited supply especially in times of rapid market growth.

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

Highlights of the Second Quarter of Fiscal 2010

The following is a summary of our financial results for the three months ended December 27, 2009:

•	Our year over year revenues increased 35.1% to $199.5 million;

•	Our year over year gross margin percentage (gross profit as a percent of revenue) increased to 47.2% in the second quarter of fiscal 2010 from 38.3% in the second quarter of fiscal 2009;

•

We achieved operating income of $46.0 million in the second quarter of fiscal 2010 compared to $11.5 million in the second quarter of fiscal 2009. Net income per diluted share was $0.32 compared to $0.12 for the second quarter of fiscal 2009;

•	We generated positive cash flow from operations of $21.5 million in the second quarter of fiscal 2010 compared to $40.8 million in the second quarter of fiscal 2009;

•	We spent $41.4 million on capital expenditures in the second quarter of fiscal 2010 compared to $17.6 million in the second quarter of fiscal 2009;

•	Combined cash, cash equivalents and marketable investments increased to $954.1 million at December 27, 2009 compared to $447.2 million at June 28, 2009;

Results of Operations

The following table sets forth certain consolidated statement of income data for the periods indicated:

	Three Months Ended December 27, 2009		Three Months Ended December 28, 2008
(Dollars in Thousands, Except Per Share Data)	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$199,475	100.0%	$147,623	100.0%
Cost of revenue, net	105,405	52.8%	91,127	61.7%

Gross profit	94,070	47.2%	56,496	38.3%

Research and development	19,325	9.7%	18,441	12.5%
Sales, general and administrative	25,560	12.8%	21,843	14.8%
Amortization of acquistion related intangibles	3,045	1.5%	4,062	2.8%
Loss on disposal or impairment of long-lived assets	110	0.1%	645	0.4%

Operating income	46,030	23.1%	11,505	7.8%
Gain on sale of investments, net	1	0.0%	53	0.0%
Other non-operating expense	(41)	0.0%	(183)	-0.1%
Interest income, net	2,001	1.0%	2,539	1.7%

Income before income taxes	47,991	24.1%	13,914	9.4%
Income tax expense	14,205	7.1%	3,218	2.2%

Net income	33,786	17.0%	10,696	7.2%

Diluted earnings per share	$0.32		$0.12

	Six Months Ended December 27, 2009		Six Months Ended December 28, 2008
(Dollars in Thousands, Except Per Share Data)	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$368,605	100.0%	$288,001	100.0%
Cost of revenue, net	200,757	54.5%	182,142	63.2%

Gross profit	167,848	45.5%	105,859	36.8%

Research and development	39,499	10.7%	35,716	12.4%
Sales, general and administrative	49,173	13.3%	44,761	15.5%
Amortization of acquistion related intangibles	6,090	1.7%	8,124	2.8%
Loss on disposal or impairment of long-lived assets	403	0.1%	1,050	0.4%

Operating income	72,683	19.7%	16,208	5.7%
Gain on sale of investments, net	1	0.0%	65	0.0%
Other non-operating income (expense)	90	0.0%	(17)	0.0%
Interest income, net	3,631	1.0%	5,331	1.9%

Income before income taxes	76,405	20.7%	21,587	7.6%
Income tax expense	21,593	5.9%	4,972	1.7%

Net income	54,812	14.8%	16,615	5.9%

Diluted earnings per share	$0.55		$0.19

Revenues

Revenues for the three and six months ended December 27, 2009 and December 28, 2008 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 27, 2009	December 28, 2008	Change		December 27, 2009	December 28, 2008	Change
LED products	$181,986	$138,735	$43,251	31%	$338,013	$268,621	$69,392	26%
Percent of total revenues	91%	94%			92%	93%
Power and RF products	17,489	8,888	8,601	97%	30,592	19,380	11,212	58%
Percent of total revenues	9%	6%			8%	7%

Total revenues	$199,475	$147,623	$51,852	35%	$368,605	$288,001	$80,604	28%

LED Products

We derive the largest portion of our revenue from the sale of our LED products which comprised approximately 91% and 94% of our total revenues for the second quarter of fiscal 2010 and fiscal 2009, respectively. For the six months ended December 27, 2009 and December 28, 2008, revenue from the sale of our LED products comprised approximately 92% and 93% of our total revenues, respectively.

Revenue from LED products increased approximately 31% to $182.0 million in the second quarter of fiscal 2010 from $138.7 million in the second quarter of fiscal 2009. For the six months ended December 27, 2009, revenue from our LED products increased approximately 26% to $338.0 million from $268.6 million for the six months ended December 28, 2008. The continuing adoption of LEDs in general lighting in addition to an increase in demand for LEDs in backlighting applications for notebooks and televisions, drove year over year sales increases in both our LED components and LED chips products. The blended average selling price (ASP) for our LED products decreased by 8% in the second quarter of fiscal 2010 from the second quarter of fiscal 2009 due to the ongoing competitive pricing environment for our LED products.

Power and RF Products

Revenue from power and RF increased approximately 97% to $17.5 million in the second quarter of fiscal 2010 from $8.9 million in the second fiscal quarter of 2009. For the six months ended December 27, 2009, revenue from our power and RF products increased approximately 58% to $30.6 million from $19.4 million for the six months ended December 28, 2008. The increase in our power and RF products revenue was primarily due to an increase in orders for SiC Schottky diodes and GaN RF devices. Revenues from our power and RF products comprised approximately 9% and 6% of our total revenues for the second quarter of fiscal 2010 and fiscal 2009, respectively. For the six months ended December 27, 2009 and December 28, 2008, revenue from the sale of our power and RF products comprised approximately 8% and 7% of our total revenues, respectively. The blended ASP for our power and RF products decreased by 22% in the second quarter of fiscal 2010 from the second quarter of fiscal 2009 due to a change in product mix to a higher proportion of sales of products with lower selling prices. Included within revenues from power and RF products were revenues related to research contracts which declined approximately 6% from the second quarter of fiscal 2009 to the second quarter of fiscal 2010.

Gross Profit

Cost of revenue includes materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products. Gross profit and gross margin (gross profit as a percentage of revenue) were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 27, 2009	December 28, 2008	Change		December 27, 2009	December 28, 2008	Change
Total gross profit	$94,070	$56,496	$37,574	67%	$167,848	$105,859	$61,989	59%
Total gross margin	47.2%	38.3%			45.5%	36.8%

Gross profit in the second quarter of fiscal 2010 increased approximately 67% to $94.1 million from $56.5 million in the second quarter of fiscal 2009. For the six months ended December 27, 2009 gross profit increased approximately 59% to $167.8 million from $105.9 million for the six months ended December 28, 2008. For the three months ended December 27, 2009 our gross margin increased to 47.2% from 38.3% for the three months ended December 28, 2008. For the six months ended December 27, 2009 our gross margin increased to 45.5% from 36.8% for the six months ended December 28, 2008. Factors contributing to the increase in gross margin were changes in product mix to higher margin products, lower production costs across our product lines due to greater utilization and higher production yields, and a favorable pricing environment for our LED components and LED chips.

Research and Development

Research and development (R&D) expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee base compensation, variable compensation based on performance, occupancy costs, consulting costs and the cost of development equipment and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended
	December 27, 2009	December 28, 2008			December 27, 2009	December 28, 2008	Change
Research and development	$19,325	$18,441	$884	5%	$39,499	$35,716	$3,783	11%
Percent of total revenues	10%	13%			11%	12%

Research and development expenses in the second quarter of fiscal 2010 increased 5% to $19.3 million from $18.4 million in the second quarter of fiscal 2009. For the six months ended December 27, 2009 research and development expenses increased 11% to $39.5 million from $35.7 million for the six months ended December 28, 2008. The increase was due to our continued research and development activities focusing on higher brightness LED chips, new and improved LED products, transition to larger wafers and power and RF initiatives. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including: the timing of new product introductions, timing of expenditures and the number and nature of our ongoing research and development activities. However, we anticipate that in general our research and development expenses will continue to increase over time as we view these activities as essential to our ongoing operations and future growth.

Sales, General and Administrative

Sales, general and administrative expenses are composed primarily of costs associated with our sales and marketing personnel and our executive and administrative personnel (for example, legal, finance, information technology and human resources personnel) and consist of 1) employee base compensation, sales commissions, variable compensation based on performance, 2) consulting and other professional services (such as litigation and other outside legal counsel fees, audit and other compliance costs), 3) facilities and insurance costs, and 4) travel and other costs. The following table sets forth our sales, general and administrative expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 27, 2009	December 28, 2008	Change		December 27, 2009	December 28, 2008	Change
Sales, general and administrative	$25,560	$21,843	$3,717	17%	$49,173	$44,761	$4,412	10%
Percent of total revenues	13%	15%			13%	16%

Sales, general and administrative expenses in the second quarter of fiscal 2010 increased 17% to $25.6 million from $21.8 million in the second quarter of fiscal 2009. For the six months ended December 27, 2009, sales, general and administrative expenses increased 10% to $49.2 million from $44.8 million for the six months ended December 28 2008. The increase was due primarily to increased spending on sales and marketing as we continued to expand our sales channels. Additionally, costs increased due to the general expansion of our business and increased employee compensation costs.

Amortization of Acquisition Related Intangibles

As a result of our acquisitions, we have recorded various intangible assets that require amortization, principally customer relationships and developed technologies. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 27, 2009	December 28, 2008	Change	December 27, 2009	December 28, 2008	Change
INTRINSIC	$186	$186	$—	$372	$372	$—
COTCO	2,073	3,090	(1,017)	4,146	6,180	(2,034)
LLF	786	786	—	1,572	1,572	—

Total	$3,045	$4,062	$(1,017)	$6,090	$8,124	$(2,034)

Amortization of acquisition related intangibles was $3.0 million in the second quarter of fiscal 2010 compared to $4.1 million in the second quarter of fiscal 2009. For the six months ended December 27, 2009 and December 28, 2008, amortization of acquisition related intangibles was approximately $6.1 million and $8.1 million, respectively. The year over year decline in amortization expense is attributable to lower amortization expense related to the intangibles acquired through the COTCO acquisition.

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

	Three Months Ended			Six Months Ended
	December 27, 2009	December 28, 2008	Change	December 27, 2009	December 28, 2008	Change
Loss on disposal or impairment of long-lived assets	$110	$645	$(535)	$403	$1,050	$(647)

We recorded a net loss of $0.1 million on the disposal of long-lived assets in the second quarter of fiscal 2010 compared to a net loss of $0.6 million in the second quarter of fiscal 2009. For the six months ended December 27, 2009 we recorded a loss of $0.4 million compared to $1.1 million for the six months ended December 28, 2008. These losses are due to the impairment or disposal of certain equipment and the impairment of certain capitalized patent costs.

Non-Operating Income

The following table sets forth our non-operating income (in thousands):

	Three Months Ended			Six Months Ended
	December 27, 2009	December 28, 2008	Change	December 27, 2009	December 28, 2008	Change
Gain on sale of investments, net	$1	$53	$(52)	$1	$65	$(64)
Other non-operating (expense) income	$(41)	$(183)	$142	$90	$(17)	$107
Interest income, net	$2,001	$2,539	$(538)	$3,631	$5,331	$(1,700)

For the three and six months ended December 27, 2009 and December 28, 2008 we did not have any significant gains or losses realized from the sale of our investments.

We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities, and other fixed interest rate investments. The primary objective of our investments is to preserve principal while maximizing our yields.

Net interest income was $2.0 million compared to $2.5 million for the second quarter of fiscal 2010 and fiscal 2009, respectively. For the six months ended December 27, 2009 net interest income was $3.6 million compared to $5.3 million for the six months ended December 28, 2008. Year over year interest income decreased due to declining interest rates on our cash and investments.

Other non-operating income is comprised primarily of foreign exchange gains and losses.

Income Tax Benefit or Expense

The following table sets forth our income tax expense in dollars (in thousands) and our effective tax rate:

	Three Months Ended			Six Months Ended
	December 27, 2009	December 28, 2008	Change	December 27, 2009	December 28, 2008	Change
Income tax expense	$14,205	$3,218	$10,987	$21,593	$4,972	$16,621
Effective tax rate	29.6%	23.1%		28.3%	23.0%

The variation between the Company’s effective tax rate and the U.S. statutory rate of 35 percent is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on our periodic effective tax rate.

We recorded income tax expense of $14.2 million for an effective tax rate of 29.6% in the second quarter of fiscal 2010 as compared to income tax expense of $3.2 million for an effective tax rate of 23.1% in the second quarter of fiscal 2009. For the six months ended December 27, 2009 we recorded income tax expense of $21.6 million for an effective tax rate of 28.3% as compared to income tax expense of $5.0 million for an effective tax rate of 23.0% for the six months ended December 28, 2008. The increase in our effective tax rate is primarily due to an increase in U.S. taxable profits at the higher U.S. tax rates.

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable investments and cash generated from operations. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have no debt or lines of credit and have minimal lease commitments. Based on past performance and current expectations, we believe our cash and cash equivalents, investments, and cash generated from operations, and our ability to access capital markets will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments and other liquidity requirements associated with our operations through at least the next 12 months.

From time to time, we evaluate strategic opportunities and potential investments in complementary businesses and we anticipate continuing to make such evaluations. We may also access capital markets through the issuance of new debt or additional shares of common stock in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities.

Financial Condition

Our liquidity and capital resources depend on our cash flows from operations and our working capital. Our working capital increased to $1.1 billion as of December 27, 2009 from $500.8 million at June 28, 2009, primarily due to our public offering of 12.65 million common shares as well as positive cash flows from operations and cash generated through the exercise of employee stock options. The following table presents the components of our cash conversion cycle for our second fiscal quarter of 2010 and fourth fiscal quarter of 2009:

	December 27, 2009	June 28, 2009	Change
Days of sales outstanding (a)	51	63	(12)
Days of supply in inventory (b)	80	79	1
Days in accounts payable (c)	(48)	(39)	(9)

Cash conversion cycle	83	103	(20)

(a)	Days of sales outstanding (DSO) calculates the average collection period of our accounts receivable. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO is calculated by dividing accounts receivable, net of allowance for doubtful accounts and revenue reserves, by average net revenue for the current quarter (90 days).

(b)	Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on net ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing net ending inventory by average cost of goods sold for the current quarter (90 days).

(c)	Days in accounts payable (DPO) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold for the current quarter (90 days).

Overall our cash conversion cycle, or days to cash, improved by a net 20 days.

As of December 27, 2009, substantially all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at December 27, 2009 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of December 27, 2009.

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

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Six Months Ended		Change
	December 27, 2009	December 28, 2008
Cash provided by operating activities	$82,699	$84,740	$(2,041)
Cash used in investing activities	(439,225)	(154,559)	(284,666)
Cash provided by financing activities	548,739	3,902	544,837
Effects of foreign exchange changes	190	(479)	669

Net increase (decrease) in cash and cash equivalents	$192,403	$(66,396)	$258,799

The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $82.7 million in the first six months ended December 27, 2009 compared to $84.7 million for the six months ended December 28, 2008. The decrease in cash provided by operating activities during the first six months of fiscal 2010 compared to the same period of the prior year is primarily due to increases in working capital requirements (inventories and accounts receivable) to support the overall growth of the business, offset in part by year over year increases in our operating income.

Cash Flows from Investing Activities

Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and purchase of patent and license rights. Net cash used in investing activities was $439.2 million for the six months ended December 27, 2009 compared to $154.6 million for the six months ended December 28, 2008. During the six months ended December 27, 2009, we invested a portion of the funds raised through our follow-on public offering in available-for-sale securities and increased expenditures related to property and equipment to expand our production capacity. Cash used in investing activities also included a $57.1 million cash expenditure related to the second and final contingent consideration payment related to the COTCO acquisition and is comparable to the first contingent consideration payment of $60.0 million made in the first quarter of fiscal 2009.

Cash Flows from Financing Activities

Net cash provided by financing activities was $548.7 million for the first six months ended December 27, 2009 compared to $3.9 million for the six months ended December 28, 2008. In the current year, cash provided by financing activities increased primarily from a year over year increase in net proceeds from the issuance of common stock. This year over year increase was due to our sale of 12.65 million shares of our common stock with net proceeds of approximately $434.0 million and current year increases in employee stock option exercises.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 27, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2010 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 13, “Commitments and Contingencies,” in our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 28, 2009 for a description of material legal proceedings.

Item 1A. Risk Factors

Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2009. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.

We face significant challenges managing our growth.

We have experienced a period of significant growth over the past few years that may challenge our management and other resources. We continue to transform our business to support a global LED components and LED lighting product customer base, as well as our Power and RF business. In order to manage our growth and change in our strategy effectively, we must continue to:

•	Maintain, expand and purchase adequate manufacturing facilities and equipment to meet customer demand;

•	maintain a sufficient supply of raw materials to support our growth;

•	expand research and development, sales and marketing, technical support, distribution capabilities and administrative functions;

•	expand the skills and capabilities of our current management team;

•	add experienced senior level managers; and

•	attract and retain qualified employees.

While we intend to focus on managing our costs and expenses, over the long term we expect to invest substantially to support our growth and may have additional unexpected costs. For example, we recently purchased a 592,000-square-foot facility in Huizhou, Guangdong Province, China to support LED chip and future LED component production. However, such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit potential targeted market opportunities. There are also inherent execution risks in ramping up a new factory that could increase costs and reduce our operating results.

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

As customer demand for our products changes, we must be able to ramp up or adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. For example, we purchased a 592,000-square-foot facility in Huizhou, Guangdong Province, China to support LED chip and future LED component production. If we are not able to increase our production capacity at our targeted rate, or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets.

Conversely, due to the proportionately high fixed cost nature of our business (such as facility expansion costs), if demand does not increase at the rate forecasted, we may not reach our targeted operating margins due to excess facilities and manufacturing capacity. Additionally, if demand decreases, we may not be able to reduce manufacturing expenses or overhead costs at the same rate as demand, which could also result in lower margins and adversely impact our business and results of operations.

Inventory management also continues to be an area of focus for our growing business. Due to recent rapid increases in demand for our products, we have seen some product lead time extensions. Longer quoted delivery lead times in the past have caused some customers to place the same order multiple times within our various sales channels and to seek to cancel the duplicative orders upon receipt of the product, or to place orders with other vendors with shorter quoted delivery lead times. Although we have not seen significant evidence of this behavior recently, if such multiple ordering (along with other factors) were to occur, the increased risk of order cancellation may cause difficulty in predicting future sales and, as a result, could impair our ability to manage our inventory levels effectively. In addition, our efforts to improve quoted delivery lead-time performance may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

The markets in which we operate are highly competitive and have evolving technical requirements.

The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell LED chips as well as those that sell LED components. Competitors continue to offer new blue, green and white LEDs with aggressive prices and improved performance. Competitive pricing pressures may accelerate the rate of decline of our average sales prices.

With the growth potential for LEDs, we may face competition from a number of new entrants in the future. In addition, new technologies could emerge or improvements could be made in existing technologies that may also reduce the demand for LEDs in certain markets.

As competition increases, in order to achieve our revenue growth objectives in the current fiscal year and beyond, we need to continue to develop new products that enable our customers to win new designs and increase market share. Additionally, we anticipate that increased competition for these designs will result in pressure to lower the selling prices of our products. Therefore, our ability to continually produce more efficient, higher brightness LEDs that meet the evolving needs of our customers at lower costs will be critical to our success. Competitors may also try to align with some of our strategic customers. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.

If we fail to evaluate, implement and integrate strategic opportunities successfully, our business may suffer.

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions. For example, in March 2007 we acquired COTCO and in February 2008 we acquired LLF. If we choose to make acquisitions, we face certain risks, such as failure of the acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired businesses, and difficulty in integrating the acquired business’s operations, personnel and financial and operating systems into our current business. For example, through our acquisitions of COTCO and LLF we acquired certain customer relationships, some of which were considered related persons (see Note 16 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009), that we may not be able to successfully retain.

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

A substantial portion of our products are sold through distributors. We typically recognize revenue on product sold to distributors when both the item is shipped and title passes to the distributor (sell-in method). Distributors must balance the need of having enough products in stock in order to meet their customer’s needs against the risk of potential inventory obsolescence. The risks of inventory obsolescence are especially true with technological products. If our distributors do not properly anticipate demand from their customers, this could lead to distributors seeking to cancel orders or placing fewer orders with us, or otherwise make it more difficult for us to forecast future product demand.

Our business may be adversely affected by uncertainties in the global financial markets and our, or our customers’ or suppliers’, ability to access the capital markets.

Global financial markets continue to reflect uncertainty about global economic recovery. Given these uncertainties, there could be future disruptions in the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, or their customers, may continue to experience difficulty obtaining financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.

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

Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. The successful development and introduction of these products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions for market requirements and evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to expand sales and influence key customers to adopt our products;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities and at competitive costs for commercial sales;

•	our ability to effectively transfer products and technology developed in one country to our manufacturing facilities in other countries;

•	our customers’ ability to develop competitive products incorporating our products; and

•	acceptance of our customers’ products by the market.

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

All of our products are manufactured using technologies that are highly complex. The number of usable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

•	variability in our process repeatability and control;

•	contamination of the manufacturing environment;

•	equipment failure, power outages, system failures or variations in the manufacturing process;

•	lack of consistency and adequate quality and quantity of piece parts and other raw materials, and other bill of materials items;

•	losses from broken wafers, inventory shrinkage or human errors;

•	defects in production processes (including system assembly) either within our facilities or at our subcontractors; and

•	any transitions or changes in our production process, planned or unplanned.

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

As a result of acquisitions and organic growth, we have operations, manufacturing facilities and subcontract arrangements in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenues, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

•	protection of intellectual property and trade secrets;

•	tariffs, customs and other barriers to importing/exporting materials and products in a cost effective and timely manner;

•	timing and availability of export licenses;

•	rising labor costs;

•	disruptions in or inadequate infrastructure of the foreign countries where we operate;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing international operations;

•	the burden of complying with foreign and international laws and treaties; and

•	the burden of complying with and changes in international taxation policies.

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

We depend on a number of sole source and limited source suppliers for certain raw materials, components, services and equipment used in manufacturing our products, including key materials and equipment used in critical stages of our manufacturing processes. Although alternative sources generally exist for these items, qualification of many of these alternative sources could take up to six months or longer. Where possible, we attempt to identify and qualify alternative sources for our sole and limited source suppliers.

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

Additionally, the inability of our suppliers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. This risk may increase if the general economic downturn negatively affects key suppliers or a significant number of our other suppliers. Any delay in product delivery or other interruption or variation in supply from these suppliers could prevent us from meeting commercial demand for our products. If we were to lose key suppliers, our key suppliers were unable to support our demand for any reason or we were unable to identify and qualify alternative suppliers, our manufacturing operations could be interrupted or hampered significantly.

We rely on arrangements with independent shipping companies, such as Federal Express and United Parcel Service, for the delivery of our products from vendors and to customers in both the United States and abroad. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have a material adverse effect on our business. We may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security.

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

We are exposed to market value and the inherent interest rate risk related to our investment portfolio. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities and other fixed interest rate investments. The primary objective of our investments is to preserve principal and we only acquire investments rated “AAA.” However, our investments are not all FDIC insured and may lose value and/or become illiquid regardless of their rating; in addition, declines in underlying interest rates will have a negative impact on the income generated from our investments, which could materially adversely affect our results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on October 29, 2009. The following matters were submitted to a vote of the shareholders with the results shown below:

(a)	Election of eight directors, each elected to serve until the later of the next Annual Meeting of Shareholders or until such time as his successor has been duly elected and qualified.

Name	Votes For	Votes Withheld
Charles M. Swoboda	63,885,414	16,471,445
John W. Palmour, Ph. D.	63,996,768	16,360,091
Dolph W. von Arx	63,894,766	16,462,093
Clyde R. Hosein	66,196,528	14,160,331
Robert A. Ingram	77,432,971	2,923,888

Franco Plastina	65,914,017	14,442,842
Harvey A. Wagner	65,830,945	14,525,914
Thomas H. Werner	66,095,081	14,261,778

(b)	Approval of an amendment to the 2004 Long-Term Incentive Compensation Plan.

Votes For	Votes Against	Abstained
58,987,068	2,714,453	314,771

(c)	Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 27, 2010.

Votes For	Votes Against	Abstained
79,895,730	349,084	112,045

The matters listed above are described in detail in our definitive proxy statement dated September 4, 2009 for the Annual Meeting of Shareholders held on October 29, 2009.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

10.1	2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 29, 2009, as filed with the Securities and Exchange Commission on October 30, 2009)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

Date: January 20, 2010	/s/ JOHN T. KURTZWEIl
John T. Kurtzweil
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K, dated October 29, 2009, as filed with the Securities and Exchange Commission on October 30, 2009)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002