Form 10-Q
period 2010-03-28
CREE INC
filed 2010-04-21
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 14, 2010, was 107,486,160.

CREE, INC.

FORM 10-Q

For the Quarterly Period Ended March 28, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

	March 28, 2010 (Unaudited)	June 28, 2009
	(Thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$346,956	$290,154
Short-term investments	640,901	127,499

Total cash, cash equivalents, and short-term investments	987,857	417,653

Accounts receivable, net	125,834	103,035
Income tax receivable	1,526	1,526
Inventories, net	107,019	78,841
Deferred income taxes	11,017	10,022
Prepaid expenses and other current assets	24,652	18,359

Total current assets	1,257,905	629,436

Property and equipment, net	400,378	320,110
Long-term investments	3,163	29,557
Intangible assets, net	108,299	113,328
Goodwill	313,564	304,791
Other assets	8,099	7,345

Total assets	$2,091,408	$1,404,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$71,071	$38,770
Accrued salaries and wages	25,772	16,732
Income taxes payable	9,164	8,139
Deferred income taxes	62	122
Other current liabilities	10,773	7,868
Contingent payment due related to COTCO acquisition	—	57,050

Total current liabilities	116,842	128,681
Long-term liabilities:
Deferred income taxes	43,869	42,752
Other long-term liabilities	5,407	8,386

Total long-term liabilities	49,276	51,138
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 28, 2010 and June 28, 2009; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at March 28, 2010 and June 28, 2009; 107,395 and 89,659 shares issued and outstanding at March 28, 2010 and June 28, 2009, respectively	134	112
Additional paid-in-capital	1,458,397	857,383
Accumulated other comprehensive income, net of taxes	11,300	11,236
Retained earnings	455,459	356,017

Total shareholders’ equity	1,925,290	1,224,748

Total liabilities and shareholders’ equity	$2,091,408	$1,404,567

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(Thousands, except per share data)
Revenue, net	$234,083	$131,144	$602,688	$419,145

Cost of revenue, net	121,877	83,793	322,634	265,935

Gross profit	112,206	47,351	280,054	153,210

Operating expenses:
Research and development	20,366	17,071	59,865	52,787
Sales, general and administrative	28,954	21,043	78,108	65,804
Amortization of acquisition related intangibles	3,045	4,062	9,135	12,186
Loss on disposal or impairment of long-lived assets	3,286	2,255	3,689	3,305

Total operating expenses	55,651	44,431	150,797	134,082

Operating income	56,555	2,920	129,257	19,128

Non-operating income:
Gain on sale of investments, net	—	13	1	78
Other non-operating (expense) income	44	13	134	(4)
Interest income, net	2,125	1,837	5,737	7,168

Income from operations before income taxes	58,724	4,783	135,129	26,370

Income tax expense	14,094	768	35,687	5,740

Net income	$44,630	$4,015	$99,442	$20,630

Earnings per share:

Basic net income per share	$0.42	$0.05	$0.99	$0.23

Diluted net income per share	$0.41	$0.05	$0.97	$0.23

Shares used in per share calculation:
Basic	106,367	88,243	100,706	88,050

Diluted	108,601	88,839	102,907	88,672

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 28, 2010	March 29, 2009
	(Thousands)
Cash flows from operating activities:
Net income	$99,442	$20,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,873	72,505
Stock-based compensation	17,434	15,792
Excess tax benefit from share-based payment arrangements	(16,781)	(141)
Loss on disposal or impairment of long-lived assets	3,689	3,305
Provision for doubtful accounts	(153)	806
Deferred income taxes	—	24
Gain on sale of investment in securities	(1)	(78)
Amortization of premium/discount on investments	5,772	1,240
Changes in operating assets and liabilities:
Accounts receivable	(22,643)	6,318
Inventories	(27,908)	2,295
Prepaid expenses and other assets	(4,304)	16,139
Accounts payable, trade	21,515	(2,261)
Accrued expenses and other liabilities	12,696	(1,961)

Net cash provided by operating activities	155,631	134,613

Cash flows from investing activities:
Purchases of property and equipment	(127,838)	(40,594)
Payment of contingent consideration related to LLF acquisition	(8,773)	(4,386)
Payment of contingent consideration related to COTCO acquisition	(57,050)	(60,000)
Purchases of investments	(581,531)	(215,404)
Proceeds from maturities and sales of investments	88,878	166,273
Proceeds from sale of property and equipment	210	37
Purchases of patent and licensing rights	(7,374)	(6,281)

Net cash used in investing activities	(693,478)	(160,355)

Cash flows from financing activities:
Net proceeds from issuance of common stock	577,838	10,133
Excess tax benefit from share-based payment arrangements	16,781	141
Repurchases of common stock	—	(2,744)

Net cash provided by financing activities	594,619	7,530

Effects of foreign exchange changes on cash and cash equivalents	30	1,246

Net increase (decrease) in cash and cash equivalents	56,802	(16,966)
Cash and cash equivalents:
Beginning of period	$290,154	$261,633
End of period	$346,956	$244,667

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

Basis of Presentation

The consolidated balance sheet at March 28, 2010 and the consolidated statements of income for the three and nine months ended March 28, 2010 and March 29, 2009, and the consolidated statements of cash flows for the nine months ended March 28, 2010 and March 29, 2009 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at March 28, 2010, and for all periods presented, have been made. The consolidated balance sheet at June 28, 2009 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009 (“fiscal 2009”). The results of operations for the period ended March 28, 2010 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 27, 2010 (“fiscal 2010”).

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

Noncontrolling Interests in Consolidated Financial Statements

The Company adopted new U.S. GAAP guidance related to noncontrolling interests in consolidated financial statements beginning in its first quarter of fiscal 2010. Earlier adoption was prohibited. The Company’s adoption of this guidance did not have a significant impact on its consolidated financial statements. The guidance revises accounting and reporting standards for the noncontrolling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. It also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance also requires expanded disclosures regarding the interest of the parent and the noncontrolling interest.

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

International Financial Reporting Standards

In November 2008, the Securities & Exchange Commission (“SEC”) released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. In February 2010, the SEC released a statement in support of the convergence of U.S. GAAP and IFRS and directed its staff to prepare a Work Plan to aid in the evaluation of the impact of adopting IFRS on U.S. companies and to assess the comments provided by constituents on the previously released roadmap. This statement did not modify the previously issued roadmap timeline under which the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. Additionally, the SEC reiterated that it will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new guidance concerning the transfer of financial assets. This guidance amends the criteria for a transfer of a financial asset to be accounted for as a sale, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, changes the initial measurement of a transferor’s interest in transferred financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. This new guidance will be effective for the Company for transfers of financial assets beginning in its first quarter of fiscal 2011, with earlier adoption prohibited. The Company does not expect the impact of this guidance to be material to its consolidated financial statements.

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

FASB Accounting Standards Codification

In June 2009, the FASB issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB Accounting Standards Codification (“Codification”). The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its first quarter of fiscal 2010. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.

Interactive Data Filing with the SEC

On January 30, 2009, the SEC released the final rules requiring all registered companies to use eXtensible Business Reporting Language (“XBRL”) when submitting financial statements to the SEC. The new rules initially require interactive data reporting only by domestic and foreign large accelerated filers (those that prepare their financial statements in accordance with U.S. GAAP and have a worldwide public common equity float above $5.0 billion) for their first quarterly period ending after June 15, 2009 and all periods thereafter. As the Company did not originally meet this large accelerated filer requirement on the initial measurement date due to its market capitalization at that time, this reporting requirement will instead apply to its first quarterly filing period ending after June 15, 2010 and all periods thereafter. Therefore, the Company plans to file its first quarter fiscal 2011 financial statements with the SEC in XBRL in compliance with the new SEC rules.

Revenue Recognition with Multiple Deliverables

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for the Company beginning in the first quarter of fiscal 2011, however early adoption is permitted. The Company does not expect the impact of this new guidance to be material to its consolidated financial statements.

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

Fair Value Disclosures

In January 2010, the FASB issued amended standards requiring additional fair value disclosures. The amended standards require disclosures of transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as requiring gross basis disclosures for purchases, sales, issuances and settlements within the Level 3 reconciliation. Additionally, the update clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The Company adopted the new guidance in the third quarter of fiscal 2010, except for the disclosures related to purchases, sales, issuance and settlements, which will be effective for the Company beginning in the first quarter of fiscal 2012. Because these new standards are related primarily to disclosures, their adoption has not had and is not expected to have a significant impact on the Company’s consolidated financial statements.

Subsequent Events

In February 2010, the FASB issued amended guidance on subsequent events. SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements in the third quarter of fiscal 2010.

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

LLF achieved the defined employee retention goals and product development targets for the calendar year ended December 31, 2008 and as a result, the Company made a cash payment in the amount of $4.4 million to the former shareholders of LLF in the third quarter of fiscal 2009, thus increasing goodwill in the Company’s consolidated financial statements. LLF achieved the defined employee retention goals and product development targets for the calendar year ended December 31, 2009 and as a result, the Company made a cash payment in the amount of $8.8 million to the former shareholders of LLF in the third quarter of fiscal 2010, thus increasing goodwill in the Company’s consolidated financial statements. If LLF meets the remaining defined employee retention goals and product development targets during the calendar year ending December 31, 2010, an additional contingent cash payment totaling up to $13.2 million would become payable to the former shareholders of LLF. If such contingent payment occurs, it will be considered as additional purchase price and result in an increase in goodwill.

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

Note 3. Financial Statement Details

Accounts Receivable, net

The following is a summary of the components of accounts receivable, net (in thousands):

	M arch 28, 2010	June 28, 2009
Billed trade receivables	$141,522	$113,085
Unbilled contract receivables	1,096	2,125

	142,618	115,210
Allowance for sales return	(15,859)	(9,644)
Allowance for bad debts	(925)	(2,531)

Total accounts receivable, net	$125,834	$103,035

Inventories, net

The following is a summary of the components of inventories, net (in thousands):

	March 28, 2010	June 28, 2009
Raw material	$24,967	$14,575
Work-in-progress	56,328	38,567
Finished goods	42,874	39,552

	124,169	92,694
Inventory reserve	(17,150)	(13,853)

Total inventories, net	$107,019	$78,841

Note 4. Investments

Short-term and long-term investments consist of high grade corporate bonds and other debt securities. The Company classifies its marketable securities as available-for-sale. This is based upon management’s determination that the underlying cash invested in these securities is available for operations as necessary.

The following tables provide a summary of short-term and long-term investments (in thousands):

	March 28, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term investments	$636,913	$4,305	$(317)	$640,901
Long-term investments	3,060	103	—	3,163

Total investments	$639,973	$4,408	$(317)	$644,064

	June 28, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term investments	$124,472	$3,049	$(22)	$127,499
Long-term investments	28,620	957	(20)	29,557

Total investments	$153,092	$4,006	$(42)	$157,056

The following table provides a summary of marketable investments by type (in thousands):

	March 28, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$9,042	$146	$—	$9,188
U.S. agency securities	63,225	360	(107)	63,478
Municipal bonds	444,906	3,066	(176)	447,796
Corporate debt securities	122,799	837	(34)	123,602

	$639,972	$4,409	$(317)	$644,064

	June 28, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$15,054	$454	$—	$15,508
U.S. agency securities	19,895	698	—	20,593
Municipal bonds	94,745	2,483	(6)	97,222
Corporate debt securities	23,398	371	(36)	23,733

	$153,092	$4,006	$(42)	$157,056

The contractual maturities of marketable investments at March 28, 2010 were as follows (in thousands):

	Fiscal Years Ending
	June 27, 2010	June 26, 2011	June 24, 2012	June 30, 2013	June 29, 2014	Thereafter	Total
U.S. government securities	$1,508	$7,680	$—	$—	$—	$—	$9,188
U.S. agency securities	9,887	32,872	20,720	—	—	—	63,479
Municipal bonds	27,624	167,275	115,498	77,434	39,473	20,491	447,795
Corporate debt securities	3,958	24,643	73,771	21,230	—	—	123,602

	$42,976	$232,470	$209,989	$98,665	$39,473	$20,491	$644,064

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

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. The financial assets for which the Company may be required to perform non-recurring fair value remeasurements (e.g., an impairment of assets) are any investments in privately-held companies. As of March 28, 2010, financial assets utilizing Level 1 inputs included money market funds and investments traded on active securities exchanges. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds and variable rate demand notes, and U.S. agency securities. Level 2 assets are valued using a third-party pricing services consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company does not have any significant financial assets requiring the use of Level 3 inputs.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy and using the lowest level of input (in thousands):

	Financial Instruments Carried at Fair Value as of March 28, 2010
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$23,264	$—	$—	$23,264
Municipal bonds	—	753	—	753
Corporate bonds	—	—	—	—
Municipal variable rate demand notes	—	—	—	—
U.S. agency securities	—	21,963	—	21,963
U.S. government securities	—	—	—	—

Total cash equivalents	23,264	22,716	—	45,980
Short-term investments
Municipal bonds	—	429,647	—	429,647
Corporate bonds	—	121,500	—	121,500
Municipal variable rate demand notes	—	18,149	—	18,149
U.S. agency securities	—	62,417	—	62,417
U.S. government securities	9,188	—	—	9,188

Total short-term investments	9,188	631,713	—	640,901
Long-term investments
Municipal bonds	—	—	—	—
Corporate bonds	—	2,102	—	2,102
Municipal variable rate demand notes	—	—	—	—
U.S. agency securities	—	1,061	—	1,061
U.S. government securities	—	—	—	—

Total long-term investments	—	3,163	—	3,163

Total assets	$32,452	$657,592	$—	$690,044

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

Note 6. Intangible Assets and Goodwill

Intangible Assets, net

The following table reflects the components of intangible assets, net (in thousands):

	March 28, 2010	June 28, 2009
Customer relationships	$52,620	$52,620
Developed technology	51,860	51,860
Patent and license rights	69,862	62,733

	$174,342	$167,213
Accumulated amortization	(66,043)	(53,885)

Intangible assets, net	$108,299	$113,328

Total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, recognized during the three and nine months ended March 28, 2010 was $4.1 million and $12.2 million, respectively. For the three and nine months ended March 29, 2009, total amortization expense, including amortization of acquisition related intangibles, patents and license rights was $5.0 million and $14.9 million, respectively.

Goodwill

Goodwill increased during the nine months ended March 28, 2010 due to an $8.8 million contingent consideration payment related to the LLF acquisition that was considered additional purchase price and recorded as an increase to goodwill.

Note 7. Shareholders’ Equity

In September 2009, the Company issued and sold 12.65 million shares of its common stock, with net proceeds of approximately $434.0 million.

As of March 28, 2010, there remained approximately 4.5 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 2010. During the nine months ended March 28, 2010, the Company did not repurchase any shares.

Note 8. Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Basic:
Net income	$44,630	$4,015	$99,442	$20,630

Weighted average common shares	106,367	88,243	100,706	88,050

Basic earnings per share	$0.42	$0.05	$0.99	$0.23

Diluted:
Net income	$44,630	$4,015	$99,442	$20,630

Weighted average common shares - basic	106,367	88,243	100,706	88,050
Dilutive effect of stock options, unvested shares and ESPP purchase rights	2,234	596	2,201	622

Weighted average common shares - diluted	108,601	88,839	102,907	88,672

Diluted earnings per share	$0.41	$0.05	$0.97	$0.23

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three and nine months ended March 28, 2010 there were 0.3 million and 1.9 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive. For the three and nine months ended March 29, 2009 there were 8.2 million and 7.9 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

Note 9. Comprehensive Income, net

The following presents a summary of activity in comprehensive income, net (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Net income	$44,630	$4,015	$99,442	$20,630

Other comprehensive income:
Foreign currency translation adjustments	—	219	—	513
Net unrealized (loss) gain on available-for-sale securities, net of tax expense of $(395), $304, $63, and $1,063, respectively	(653)	510	64	1,781

Total other comprehensive income	(653)	729	64	2,294

Comprehensive income	$43,977	$4,744	$99,506	$22,924

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

Stock Option Awards

The following table summarizes outstanding option awards as of March 28, 2010, and changes during the nine months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price
Outstanding at June 28, 2009	8,978	$28.33
Granted	2,115	36.85
Exercised	(4,867)	28.02
Forfeited or expired	(121)	40.48

Outstanding at March 28, 2010	6,105	$31.28

Restricted Stock Awards

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of March 28, 2010, and changes during the nine months then ended, follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at June 28, 2009	369	$23.51
Granted	169	36.00
Vested	(120)	23.17
Forfeited	—

Nonvested at March 28, 2010	418	$28.68

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

Total stock-based compensation expense, net of amounts capitalized into inventory was as follows (in thousands):

	Three Months Ended		Nine Months Ended
Income Statement Classification	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009

Cost of goods sold	$471	$1,013	$2,025	$3,198

Research and development	937	1,402	3,589	4,095
Sales, general and administrative	4,345	2,835	11,820	8,499

Total operating expenses	5,282	4,237	15,409	12,594

Total	$5,753	$5,250	$17,434	$15,792

Approximately $1.0 million and $0.7 million of stock-based compensation has been recorded in inventory in the Company’s consolidated balance sheets as of March 28, 2010 and June 28, 2009, respectively.

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

At June 28, 2009, the Company had recorded $10.9 million of unrecognized tax benefits. During the nine months ended March 28, 2010, there was a $2.8 million decrease to the amount of recognized tax benefits as a result of settlement of certain tax audits. As a result, the total amount of unrecognized tax benefits as of March 28, 2010 is $8.1 million. If any portion of this $8.1 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $0.6 million of gross unrecognized tax benefits will change in the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. As of March 28, 2010, the Company had accrued $1.0 million of interest and penalties.

The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years ended June 24, 2007 and prior. For foreign purposes, the Company is no longer subject to examination for tax periods 2002 and prior. For U.S. state tax returns the Company is generally no longer subject to tax examinations for fiscal years prior to 2004. Certain federal and state carryforward tax attributes generated in prior years remain subject to examination and adjustment. The Company is currently under examination by the Internal Revenue Service for fiscal year 2008. During the second quarter of fiscal 2009, the Company settled its examination with the North Carolina Department of Revenue for tax fiscal years 2004 through 2007.

During the third quarter of fiscal 2010, the Company was notified by the Internal Revenue Service that it had been allocated $39 million of federal tax credits as part of the American Recovery and Reinvestment Act of 2009 (Internal Revenue Code Section 48C). This $39 million allocation was based upon the Company projecting that it would put into service approximately $130 million of qualified equipment into its United States manufacturing locations over the next three years. The Company anticipates generating approximately $17 million of 48C credit for fiscal 2010. The tax benefit (net of related basis adjustments) will be amortized into income over the useful life (5 years) of the underlying equipment that was placed in service to generate these credits. In fiscal 2010, the Company anticipates it will recognize an income tax benefit of approximately $2.2 million related to these credits, of this amount, $1.8 million has been recorded in the third quarter.

Note 12. Commitments and Contingencies

Please refer to the section entitled “Litigation” under Note 13 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009 for a description of material legal proceedings. The following is an update to the Company’s legal proceedings.

Neumark v. Cree, Inc.

On June 27, 2005, Gertrude Neumark Rothschild commenced a patent infringement lawsuit against the Company by filing a complaint in the U.S. District Court for the Southern District of New York. By an order dated January 19 2010, the case was transferred to the U.S. District Court for the District of Massachusetts. In her complaint, the plaintiff alleges that the Company is infringing U.S. Patent No. 4,904,618, entitled “Process for Doping Crystals of Wide Band Gap Semiconductors,” and U.S. Patent No. 5,252,499, entitled “Wide Band-Gap Semiconductors Having Low Bipolar Resistivity and Method of Formation” by manufacturing, importing, using, selling and/or offering for sale LEDs and/or laser diodes created using processes claimed in the patents. The complaint seeks damages in an unspecified amount, an injunction against infringements, attorneys’ fees and costs. The Company filed an answer and counterclaims in which it denies any infringement and asserts, among other defenses, that the patents are invalid and are unenforceable under the doctrine of inequitable conduct. The counterclaims seek a declaratory judgment that the Company has not infringed the patents and that the patents are invalid and unenforceable. The court has bifurcated the case into liability and damages phases. Discovery on liability has concluded. The Company has moved to dismiss the complaint for plaintiff’s lack of standing (ownership of the patents) and for summary judgment of no infringement and patent invalidity. Plaintiff has moved for partial summary judgment on some of the Company’s defenses and counterclaims. Subject to ruling on the pending motions, the court has scheduled a trial on liability for July 2010.

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

Overview of our Business and Products

Cree, Inc. (“Cree,” “we,” “our,” or “us,”) develops and manufactures semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. We primarily focus our expertise in SiC and GaN on light emitting diode (LED) products. We also develop power and radio frequency (RF) products. Our revenues are classified as follows:

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

Select industry factors affecting our business include, among others:

•

Overall demand for products and applications using LEDs. We have seen an increase in demand for LEDs for lighting products, automotive applications and backlighting in notebook and television applications. The pace of adoption of LED lighting technology in the general illumination market, automotive, backlighting and other markets will impact the demand for LEDs.

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

Highlights of the Third Quarter of Fiscal 2010

The following is a summary of our financial results for the three months ended March 28, 2010:

•	Our year over year revenues increased 78% to $234.1 million;

•	Our year over year gross margin percentage (gross profit as a percent of revenue) increased to 47.9% in the third quarter of fiscal 2010 from 36.1% in the third quarter of fiscal 2009;

•

We achieved operating income of $56.6 million in the third quarter of fiscal 2010 compared to $2.9 million in the third quarter of fiscal 2009. Net income per diluted share was $0.41 compared to $0.05 for the third quarter of fiscal 2009;

•	We spent $66.0 million on capital expenditures in the third quarter of fiscal 2010 compared to $9.3 million in the third quarter of fiscal 2009 as we continue to expand our manufacturing capacity; and

•	Combined cash, cash equivalents and marketable investments increased to $991.0 million at March 28, 2010 compared to $447.2 million at June 28, 2009.

Results of Operations

The following table sets forth certain consolidated statement of income data for the periods indicated:

	Three Months Ended March 28, 2010		Three Months Ended March 29, 2009
(Dollars in Thousands, Except Per Share Data)	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$234,083	100.0%	$131,144	100.0%
Cost of revenue, net	121,877	52.1%	83,793	63.9%

Gross profit	112,206	47.9%	47,351	36.1%

Research and development	20,366	8.7%	17,071	13.0%
Sales, general and administrative	28,954	12.4%	21,043	16.0%
Amortization of acquisition related intangibles	3,045	1.3%	4,062	3.1%
Loss on disposal or impairment of long-lived assets	3,286	1.4%	2,255	1.7%

Operating income	56,555	24.1%	2,920	2.3%
Gain on sale of investments, net	—	0.0%	13	0.0%
Other non-operating income	44	0.0%	13	0.0%
Interest income, net	2,125	0.9%	1,837	1.4%

Income before income taxes	58,724	25.0%	4,783	3.7%
Income tax expense	14,094	6.0%	768	0.6%

Net income	$44,630	19.0%	$4,015	3.1%

Diluted earnings per share	$0.41		$0.05

	Nine Months Ended March 28, 2010		Nine Months Ended March 29, 2009
(Dollars in Thousands, Except Per Share Data)	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$602,688	100.0%	$419,145	100.0%
Cost of revenue, net	322,634	53.5%	265,935	63.4%

Gross profit	280,054	46.5%	153,210	36.6%

Research and development	59,865	9.9%	52,787	12.6%
Sales, general and administrative	78,108	13.0%	65,804	15.7%
Amortization of acquisition related intangibles	9,135	1.5%	12,186	2.9%
Loss on disposal or impairment of long-lived assets	3,689	0.6%	3,305	0.8%

Operating income	129,257	21.5%	19,128	4.6%
Gain on sale of investments, net	1	0.0%	78	0.0%
Other non-operating income (expense)	134	0.0%	(4)	0.0%
Interest income, net	5,737	1.0%	7,168	1.7%

Income before income taxes	135,129	22.5%	26,370	6.3%
Income tax expense	35,687	5.9%	5,740	1.4%

Net income	$99,442	16.6%	$20,630	4.9%

Diluted earnings per share	$0.97		$0.23

Revenues

Revenues for the three and nine months ended March 28, 2010 and March 29, 2009 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 28, 2010	March 29, 2009	Change		March 28, 2010	March 29, 2009	Change
LED products	$211,814	$118,999	$92,815	78%	$549,827	$387,620	$162,207	42%
Percent of total revenues	91%	91%			91%	93%
Power and RF products	22,269	12,145	10,124	83%	52,861	31,525	21,336	68%
Percent of total revenues	9%	9%			9%	7%

Total revenues	$234,083	$131,144	$102,939	78%	$602,688	$419,145	$183,543	44%

LED Products

We derive the largest portion of our revenue from the sale of our LED products which comprised approximately 91% of our total revenues for the third quarter of fiscal 2010 and fiscal 2009. For the nine months ended March 28, 2010 and March 29, 2009, revenue from the sale of our LED products comprised approximately 91% and 93% of our total revenues, respectively.

Revenue from LED products increased approximately 78% to $211.8 million in the third quarter of fiscal 2010 from $119.0 million in the third quarter of fiscal 2009. For the nine months ended March 28, 2010, revenue from our LED products increased approximately 42% to $549.8 million from $387.6 million for the nine months ended March 29, 2009. The continuing adoption of LEDs in general lighting in addition to an increase in demand for LEDs in automotive applications and backlighting applications for notebooks and televisions, drove year over year sales increases in our LED products. The blended average selling price (ASP) for our LED products increased by 15.5% in the third quarter of fiscal 2010 from the third quarter of fiscal 2009 due to growth in LED components and lighting products sales. Both LED component and lighting products have higher average selling prices than our LED chip products.

Power and RF Products

Revenue from power and RF increased approximately 83% to $22.3 million in the third quarter of fiscal 2010 from $12.1 million in the third fiscal quarter of 2009. For the nine months ended March 28, 2010, revenue from our power and RF products increased approximately 68% to $52.9 million from $31.5 million for the nine months ended March 29, 2009. The increase in our power and RF products revenue was primarily due to an increase in orders for SiC Schottky diodes and GaN RF devices. Revenues from our power and RF products comprised approximately 9% of our total revenues for the third quarter of fiscal 2010 and fiscal 2009. For the nine months ended March 28, 2010 and March 29, 2009, revenue from the sale of our power and RF products comprised approximately 9% and 7% of our total revenues, respectively. The blended ASP for our power and RF products decreased by 35.5% in the third quarter of fiscal 2010 from the third quarter of fiscal 2009 due to a change in product mix to a higher proportion of sales of products with lower selling prices.

Gross Profit

Cost of revenue includes materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products. Gross profit and gross margin (gross profit as a percentage of revenue) were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 28, 2010	March 29, 2009	Change		March 28, 2010	March 29, 2009	Change
Total gross profit	$112,206	$47,351	$64,855	137%	$280,054	$153,210	$126,844	83%
Total gross margin	47.9%	36.1%			46.5%	36.6%

Gross profit in the third quarter of fiscal 2010 increased approximately 137% to $112.2 million from $47.4 million in the third quarter of fiscal 2009. For the nine months ended March 28, 2010 gross profit increased approximately 83% to $280.1 million from $153.2 million for the nine months ended March 29, 2009. For the three months ended March 28, 2010 our gross margin increased to 47.9% from 36.1% for the three months ended March 29, 2009. For the nine months ended March 28, 2010 our gross margin increased to 46.5% from 36.6% for the nine months ended March 29, 2009. Factors contributing to the increase in gross margin were changes in product mix to higher margin products, lower production costs across our product lines due to greater factory utilization and higher production yields.

Research and Development

Research and development (R&D) expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee compensation and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 28, 2010	March 29, 2009	Change		March 28, 2010	March 29, 2009	Change
Research and development	$20,366	$17,071	$3,295	19%	$59,865	$52,787	$7,078	13%
Percent of total revenues	9%	13%			10%	13%

Research and development expenses in the third quarter of fiscal 2010 increased 19% to $20.4 million from $17.1 million in the third quarter of fiscal 2009. For the nine months ended March 28, 2010 research and development expenses increased 13% to $59.9 million from $52.8 million for the nine months ended March 29, 2009. The increase was due to our continued research and development activities focusing on higher brightness LED chips, new and improved LED products, methods to produce larger wafers and power and RF initiatives. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including: the timing of new product introductions, timing of expenditures and the number and nature of our ongoing research and development activities. However, we anticipate that in general our research and development expenses will continue to increase over time as we consider these activities essential to future growth and ongoing profitability.

Sales, General and Administrative

Sales, general and administrative expenses are composed primarily of costs associated with our sales and marketing personnel and our executive and administrative personnel (for example, legal, finance, information technology and human resources personnel) and consist of 1) employee compensation and benefits, 2) consulting and other professional services (such as litigation and other outside legal counsel fees, audit and other compliance costs, services to promote the Cree brand and expand our sales channels), 3) facilities and insurance costs, and 4) travel and other costs. The following table sets forth our sales, general and administrative expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 28, 2010	March 29, 2009	Change		March 28, 2010	March 29, 2009	Change
Sales, general and administrative	$28,954	$21,043	$7,911	38%	$78,108	$65,804	$12,304	19%
Percent of total revenues	12%	16%			13%	16%

Sales, general and administrative expenses in the third quarter of fiscal 2010 increased 38% to $29.0 million from $21.0 million in the third quarter of fiscal 2009. For the nine months ended March 28, 2010, sales, general and administrative expenses increased 19% to $78.1 million from $65.8 million for the nine months ended March 29, 2009. The increase was due primarily to increased spending on sales and marketing as we continued to expand our sales channels and develop the Cree brand. Additionally, costs increased due to the general expansion of our business and increased employee compensation costs.

Amortization of Acquisition Related Intangibles

As a result of our acquisitions, we have recorded various intangible assets that require amortization, principally customer relationships and developed technologies. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 28, 2010	March 29, 2009	Change	March 28, 2010	March 29, 2009	Change
INTRINSIC	$186	$186	$—	$558	$558	$—
COTCO	2,073	3,090	(1,017)	6,219	9,270	(3,051)
LLF	786	786	—	2,358	2,358	—

Total	$3,045	$4,062	$(1,017)	$9,135	$12,186	$(3,051)

Amortization of acquisition related intangibles was $3.0 million in the third quarter of fiscal 2010 compared to $4.1 million in the third quarter of fiscal 2009. For the nine months ended March 28, 2010 and March 29, 2009, amortization of acquisition related intangibles was approximately $9.1 million and $12.2 million, respectively. The year over year decline in amortization expense is attributable to lower amortization expense related to the intangibles acquired through the COTCO acquisition.

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

	Three Months Ended			Nine Months Ended
	March 28, 2010	March 29, 2009	Change	March 28, 2010	March 29, 2009	Change

Loss on disposal or impairment of long-lived assets	$3,286	$2,255	$1,031	$3,689	$3,305	$384

We recorded a net loss of $3.3 million on the disposal of long-lived assets in the third quarter of fiscal 2010 compared to a net loss of $2.3 million in the third quarter of fiscal 2009. For the nine months ended March 28, 2010 we recorded a loss of $3.7 million compared to $3.3 million for the nine months ended March 29, 2009. These losses are due to the impairment or disposal of certain equipment due primarily to changes in and improvements to our manufacturing, fabrication, and other production processes and due to the impairment of certain capitalized patent costs.

Non-Operating Income

The following table sets forth our non-operating income (in thousands):

	Three Months Ended			Nine Months Ended
	March 28, 2010	March 29, 2009	Change	March 28, 2010	March 29, 2009	Change
Gain on sale of investments, net	$—	$13	$(13)	$1	$78	$(77)
Other non-operating (expense) income	$44	$13	$31	$134	$(4)	$138
Interest income, net	$2,125	$1,837	$288	$5,737	$7,168	$(1,431)

For the three and nine months ended March 28, 2010 and March 29, 2009 we did not have any significant gains or losses realized from the sale of our investments.

We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities, municipal bonds, and other fixed interest rate investments. The primary objective of our investments is to preserve principal while maximizing our yields.

Net interest income was $2.1 million compared to $1.8 million for the third quarter of fiscal 2010 and fiscal 2009, respectively. For the nine months ended March 28, 2010 net interest income was $5.7 million compared to $7.2 million for the nine months ended March 29, 2009. Year over year changes in interest income are due to a combination of fluctuations in interest rates on our cash and investments and differences between the periods in our average cash and investment balances.

Other non-operating income is comprised primarily of foreign exchange gains and losses.

Income Tax Expense

The following table sets forth our income tax expense in dollars (in thousands) and our effective tax rate:

	Three Months Ended			Nine Months Ended
	March 28, 2010	March 29, 2009	Change	March 28, 2010	March 29, 2009	Change
Income tax expense	$14,094	$768	$13,326	$35,687	$5,740	$29,947
Effective tax rate	24.0%	16.1%		26.4%	21.8%

The variation between the Company’s effective tax rate and the U.S. statutory rate of 35 percent is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a material impact on our periodic effective tax rate.

We recorded income tax expense of $14.1 million for an effective tax rate of 24.0% in the third quarter of fiscal 2010 as compared to income tax expense of $0.8 million for an effective tax rate of 16.1% in the third quarter of fiscal 2009. For the nine months ended March 28, 2010 we recorded income tax expense of $35.7 million for an effective tax rate of 26.4% as compared to income tax expense of $5.7 million for an effective tax rate of 21.8% for the nine months ended March 29, 2009. The increase in our effective tax rate is primarily due to an increase in U.S. taxable profits at the higher U.S. tax rates.

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

From time to time, we evaluate strategic opportunities, including potential acquisitions, divestitures or investments in complementary businesses and we anticipate continuing to make such evaluations. We may also access capital markets through the issuance of new debt or additional shares of common stock in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities.

Financial Condition

Our liquidity and capital resources depend on our cash flows from operations and our working capital. Our working capital increased to $1.1 billion as of March 28, 2010 from $500.8 million at June 28, 2009, primarily due to our September 2009 public offering of 12.65 million common shares as well as positive cash flows from operations and cash generated through the exercise of employee stock options. The following table presents the components of our cash conversion cycle for our third fiscal quarter of 2010 and fourth fiscal quarter of 2009:

	March 28, 2010	June 28, 2009	Change

Days of sales outstanding (a)	48	63	(15)
Days of supply in inventory (b)	79	79	0
Days in accounts payable (c)	(52)	(39)	(13)

Cash conversion cycle	75	103	(28)

(a)	Days of sales outstanding (DSO) calculates the average collection period of our accounts receivable. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO is calculated by dividing accounts receivable, net of allowance for doubtful accounts and revenue reserves, by average net revenue for the current quarter (90 days).
(b)	Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on net ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing net ending inventory by average cost of goods sold for the current quarter (90 days).
(c)	Days in accounts payable (DPO) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold for the current quarter (90 days).

Overall our cash conversion cycle, or days to cash, improved by a net 28 days.

As of March 28, 2010, substantially all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at March 28, 2010 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of March 28, 2010.

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

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Nine Months Ended
	March 28, 2010	March 29, 2009	Change

Cash provided by operating activities	$155,631	$134,613	$21,018
Cash used in investing activities	(693,478)	(160,355)	(533,123)
Cash provided by financing activities	594,619	7,530	587,089
Effects of foreign exchange changes	30	1,246	(1,216)

Net increase (decrease) in cash and cash equivalents	$56,802	$(16,966)	$73,768

The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $155.6 million in the first nine months ended March 28, 2010 compared to $134.6 million for the nine months ended March 29, 2009. The increase in cash provided by operating activities during the first nine months of fiscal 2010 compared to the same period of the prior year is primarily due to year over year increases in our operating income offset in part by increases in working capital requirements (inventories and accounts receivable) to support the overall growth of the business.

Cash Flows from Investing Activities

Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and purchase of patent and license rights. Net cash used in investing activities was $693.5 million for the nine months ended March 28, 2010 compared to $160.4 million for the nine months ended March 29, 2009. During the nine months ended March 28, 2010, we invested a portion of the funds raised through our follow-on public offering in available-for-sale securities and increased expenditures related to property and equipment to expand our production capacity. Cash used in investing activities also included a $57.1 million cash expenditure related to the second and final contingent consideration payment related to the COTCO acquisition (compared to the first contingent consideration payment of $60.0 million made in the first quarter of fiscal 2009) and an $8.8 million cash expenditure related to the second contingent consideration payment related to the LLF acquisition (compared to the first contingent consideration payment of $4.4 million made in the third quarter of fiscal 2009).

Cash Flows from Financing Activities

Net cash provided by financing activities was $594.6 million for the first nine months ended March 28, 2010 compared to $7.5 million for the nine months ended March 29, 2009. In the current year, cash provided by financing activities increased primarily from a year over year increase in net proceeds from the issuance of common stock. This year over year increase was due to our sale of 12.65 million shares of our common stock with net proceeds of approximately $434.0 million and current year increases in employee stock option exercises.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 28, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2010 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced a period of significant growth over the past few years that may challenge our management and other resources. We continue to transform our business to support a global LED components and LED lighting product customer base, while continuing to support our other businesses. In order to manage our growth and business strategy effectively, we must continue to:

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

While we intend to focus on managing our costs and expenses, over the long term we expect to invest substantially to support our growth and may have additional unexpected costs. For example, we recently purchased a 592,000-square-foot facility in Huizhou, Guangdong Province, China to support LED chip and future LED component production. However, such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. There are also inherent execution risks in starting up a new factory that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control during the start-up phase.

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

The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell LED chips as well as those that sell LED components. Competitors continue to offer new blue, green and white LEDs with aggressive pricing and improved performance. Competitive pricing pressures may accelerate the rate of decline of our average sales prices.

With the growth potential for LEDs, we may face increased competition in the future. For example, Samsung has entered the LED market and Taiwan Semiconductor Manufacturing Company has announced its intention to enter the LED market as well (in 2011). Additionally, new technologies could emerge or improvements could be made in existing technologies that may also reduce the demand for LEDs in certain markets.

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

If we fail to evaluate, and execute strategic opportunities successfully, our business may suffer.

From time to time we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions or divestitures. For example, in March 2007 we acquired COTCO and in February 2008 we acquired LLF. If we choose to enter into such transactions we face certain risks, such as, failure of an acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired businesses, and difficulty in integrating an acquired business’s operations, personnel and financial and operating systems into our current business. For example, through our acquisitions of COTCO and LLF we acquired certain customer relationships, some of which were considered related persons (see Note 16 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009), that we may not be able to successfully retain on a long-term basis.

We may not be able to adequately address these risks or any other problems that arise from our recent or future acquisitions or divestitures. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any such business transaction could adversely affect our business, results of operations or financial condition.

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

A substantial portion of our products are sold through distributors. We typically recognize revenue on product sold to distributors when the item is shipped and title passes to the distributor (sell-in method). Distributors must balance the need of having enough products in stock in order to meet their customer’s needs against the risk of potential inventory obsolescence. The risks of inventory obsolescence are especially true with technological products. If our distributors do not properly anticipate demand from their customers, this could lead to distributors seeking to cancel orders or placing fewer orders with us, or otherwise make it more difficult for us to forecast future product demand.

Our business may be adversely affected by uncertainties in the global financial markets and our, or our customers’ or suppliers’, ability to access the capital markets.

Global financial markets continue to reflect uncertainty about a sustained global economic recovery. Given these uncertainties, there could be future disruptions in the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, or their customers, may continue to experience difficulty obtaining financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.

Although we believe we have adequate liquidity and capital resources to fund our operations internally, our inability to access the capital markets on favorable terms in the future, or at all, may adversely affect our financial performance. The inability to obtain adequate financing from debt or capital sources in the future could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.

Our LED revenues are highly dependent on our customers’ ability to produce, market and sell more integrated products using our LED products.

Because our customers generally integrate our LED products into the products that they produce, market and sell, our LED revenues depend on getting our LED products designed into a larger number of our customers’ products and in turn, our customers’ ability to produce, market and sell their LED products. For example, we have current and prospective customers that create, or plan to create, lighting systems using our LED components. However, the traditional lighting industry is still developing technical expertise with LED related designs, which may limit the success of our customers’ products. Even if our customers are able to develop and produce LED lighting products, there can be no assurance that our customers will be successful in marketing and selling these products in the marketplace.

We also have current and prospective customers that create white LED components using our blue LEDs, in combination with phosphors. Sales of blue LED chips are highly dependent upon our customers’ ability to procure efficient phosphors, develop high quality and highly efficient white LED components and gain access to the necessary intellectual property rights. Even if our customers are able to develop competitive white LED components using our blue LED chips, there can be no assurance that our customers will be successful in the marketplace.

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

Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development and introduction of these new products depends on a number of factors, including the following:

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

We are often involved in patent infringement litigation as described in Note 13, “Commitments and Contingencies,” to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 28, 2009. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.

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

In some instances, we have been provided and may continue to receive competing incentives from foreign governments to encourage our investment in certain countries, regions, or areas outside of the United States. In particular, we have received and may continue to receive such incentives in connection with our operations in China, as the Chinese national and local governments seek to encourage the development of the technology industry in China. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any reduction or elimination of incentives currently provided to our operations could adversely affect our business and results of operations. These same governments also may provide increased incentives to or require production processes that favor local companies, which could further negatively impact our business and results of operations.

Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations.

We are subject to risks related to international sales and purchases.

We expect that revenue from international sales will continue to represent the majority of our total revenue. In fiscal 2009, approximately 80% of our revenue was derived from sales to non-US customers, with approximately 38% of revenue from sales to customers in Hong Kong and China. As such, a significant slowdown in these foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.

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

In our fabrication process we consume a number of precious metals and other commodities, which are subject to high price volatility. Our operating margins could be significantly affected if we are not able to anticipate price changes correctly, or if we are not able to pass along price increases to our customers. In addition, production could be disrupted by the unavailability of the resources used in production such as water, silicon, electricity and gases. Future environmental regulations could restrict supply or increase the cost of certain of those materials as well.

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

We may be subject to intellectual property theft or misuse through the Internet, which could harm our business and results of operations.

We may face attempts by others to gain unauthorized access through the Internet to our information technology systems. These attempts might be the results of industrial or other espionage, or actions by hackers seeking to harm us. We actively seek to prevent, detect and investigate any security incidents, but in some cases we might be unaware of an incident or its magnitude and effects. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development, product development, and marketing could be reduced. Our business could be subject to significant disruption, and we could suffer monetary or other losses.

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

The manufacturing, assembling and testing of our products require the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to comply with any of these applicable laws or regulations could result in:

•	regulatory penalties, fines, legal liabilities, and the forfeiture of certain tax benefits;

•	suspension of production;

•	alteration of our fabrication, assembly and test processes; and

•	curtailment of our operations or sales.

In addition, our failure to manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs or incur other expenses, such as permit costs, associated with such laws and regulations. Many new materials that we are evaluating for use in our operations may be subject to regulation under existing or future environmental laws and regulations that may restrict our use of one or more of such materials in our manufacturing, assembly and test processes or products. Any of these restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our manufacturing processes.

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

We are exposed to market value and the inherent interest rate risk related to our investment portfolio. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities and other fixed interest rate investments. The primary objective of our investments is to preserve principal and we only acquire investments rated “AAA.” However, our investments are generally not FDIC insured and may lose value and/or become illiquid regardless of their rating.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

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

Date: April 21, 2010
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