Form 10-K
period 2010-06-27
CREE INC
filed 2010-08-18
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of December 27, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,754,385,406 (based on the closing sale price of $55.06 per share).

The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 11, 2010 was 108,062,096.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 26, 2010 are incorporated by reference into Part III.

CREE, INC.

FORM 10-K

For the Fiscal Year Ended June 27, 2010

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

Overview

Cree, Inc. (Cree, we, our, us, or the Company) develops and manufactures semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs), sapphire and other materials used for certain electronic applications. We currently focus our expertise in SiC and GaN on light emitting diode (LED) products. We also develop power and radio frequency (RF) products. We have products commercially available in each of these categories.

We derive the largest portion of our revenue from the sales of our LED products. These products consist of LED components, LED chips, LED lighting products and SiC wafers. Also included are revenues derived from government agencies to support the development of LED lighting. We also generate revenue from sales of power and RF products. These products include power rectifiers made from SiC, which provide faster switching speeds than comparable silicon-based power devices, and also include RF devices made from SiC or GaN, which allow for higher power densities as compared to silicon or gallium arsenide. Also included are revenues derived from government agencies to support the development of SiC- and GaN-based power and RF technology.

History

Cree is a North Carolina Corporation established in 1987. The majority of our products are manufactured at our production facilities located in North Carolina and China. We also use contract manufacturers for certain aspects of product fabrication. We operate research and development facilities in North Carolina, California, Hong Kong and China.

We currently operate our business as one reportable segment.

Recent Acquisitions

In March 2007, we acquired COTCO Luminant Device Limited (COTCO) (now “Cree Hong Kong Limited”), which is headquartered in Hong Kong and has production facilities in China. This acquisition provided us expanded packaging, research and development capabilities, a broader LED component portfolio, a lower cost manufacturing facility and expanded our sales channels in China.

In February 2008, we acquired LED Lighting Fixtures, Inc. (LLF) which merged into Cree, Inc. June 27, 2010. Through this acquisition we acquired a research and development center, a commercialized LED lighting portfolio, sales channels and manufacturing subcontractor relationships to accelerate the adoption of energy-efficient LED lighting for the general illumination market.

For further information concerning our recent acquisitions, see Note 3, “Acquisitions,” in our consolidated financial statements included in Item 8 of this Annual Report.

Products

We produce LED products, and power and RF products.

LED Products

LED product revenue represented 91%, 92% and 90% of revenue for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, respectively.

LED Chips.    Our LED chip products include blue and green devices made from GaN and related materials. LED chips or die are solid-state electronic components used in a number of applications and are currently available in a variety of brightness levels, wavelengths (color) and sizes. We use our LED chips in the manufacturing of our LED components. Our customers use our blue and green LED chips in a variety of applications including video screens, gaming displays such as pachinko, function indicator lights and automotive backlighting.

Some of our customers combine our blue LED chips with phosphors to create white LEDs, which are used in various applications for indoor and outdoor illumination and backlighting, full-color display screens, liquid crystal display (LCD) backlighting, white keypads and the camera flash function.

LED Components.    Our LED components include a range of packaged LED products from our XLamp® LED components and LED modules for lighting applications to our high-brightness LED components.

Our XLamp LED components are lighting class packaged LED products designed to meet a broad range of market needs for lighting applications including general illumination (both indoor and outdoor applications), portable, architectural, signal and transportation lighting. We also use our XLamp LED components in our LED lighting products.

Our high brightness LED components consist of surface mount (SMD) and through-hole packaged LED products. Our SMD LED component products are available in a full range of colors designed to meet a broad range of market needs, including video, signage, general illumination, automotive, gaming and specialty lighting. Our through-hole packaged LED component products are available in a full range of colors primarily designed for the signage market and provide users with a color and brightness consistency across a wide viewing area.

LED Lighting.    Our LED lighting products include LED down lights, LED troffers, and LED lamps or bulbs. These lighting products are targeted for new construction, retrofit and renovation projects in commercial, governmental and residential applications.

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

Power and RF Products

Revenue from our power and RF products represented 9%, 8%, and 10% of our revenues for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, respectively.

Power Devices.    Our SiC-based power products include 600, 1,200 and 1,700-volt Schottky diodes. Our customers purchase Schottky diode products for use in power factor correction circuits for power supplies in computer servers and other applications such as solar inverters. We are developing additional SiC-based power devices that could have a number of potential uses in applications for power conditioning, solar inverters, power supplies and motor controls.

RF Devices.    We offer a variety of GaN high electron mobility transistors (HEMTs) and monolithic microwave integrated circuits (MMICs), which are optimized for either military or commercial applications. We also offer 10-watt and 60-watt SiC transistors, or metal-semiconductor field effect transistor (MESFET) products for military and instrumentation applications.

We also provide foundry services for wide bandgap MMICs. The MMIC foundry service allows a customer to design their own custom RF circuit to be fabricated in our MMIC foundry, or have us provide custom MMIC design for the customer and fabricate the chips.

Financial Information about Geographic Areas of Customers and Assets

We derive our revenue primarily from product sales to international customers. For information concerning geographical areas of our customers and geographic information concerning our long-lived assets, please see Note 17, “Geographic Information,” in our consolidated financial statements included in Item 8 of this Annual Report. International operations expose us to risks that are different from operating in the United States, including foreign currency translation and transaction risk, risk of changes in tax laws, application of import/export laws and regulations and other risks described further in Item 1A “Risk Factors” of this Annual Report.

Government Contract Funding

We derive a small portion of our revenue from funding that we receive pursuant to research contracts or subcontracts funded by various agencies of the U.S. Government, approximately 2% of our revenues for fiscal 2010. Our LED revenue includes revenues derived from government agencies to support the development of LED lighting and our power and RF revenue includes revenues derived from government agencies to support the development of SiC and GaN based power and RF technology.

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

Research and Development

We invest significant resources in research and development. Our research and development activity includes efforts to:

•	increase the quality, performance and diameter of our substrate and epitaxial materials;

•	continually improve our manufacturing processes;

•	develop brighter, more efficient LED chip products;

•	create new, and improve existing, LED components and LED lighting products; and

•	develop higher power diodes/switches and higher power/higher linearity RF devices.

When customers participate in funding our research and development programs, we record the amount funded as a reduction of research and development expenses. For further information about these programs, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in our consolidated financial statements included in Item 8 of this Annual Report. For further information about our research and development, see “Research and Development” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

We continue to make significant investments to expand our global sales, marketing, technical applications support and distribution capabilities. Most notably, we are sponsoring and participating in several initiatives to enable and further support the adoption of LED lighting. These include our LED City®, LED Workplace® and LED University® programs. We also continue to make investments to build market awareness of the Cree brand.

Our direct sales and marketing team is headquartered in North Carolina. We have a growing international sales, marketing and technical applications team, including personnel in the following locations:

Austria	Japan
China	Malaysia
Germany	Singapore
Great Britain	South Korea
Hong Kong	Sweden
Italy	Taiwan

We plan to continue expanding our sales and marketing efforts globally to support our new product lines and promote the adoption of LED lighting.

Customers

We have historically had a few key customers who represented more than 10% of our consolidated revenues. In fiscal 2010, revenues from two of our distribution customers exceeded 10% of our total consolidated revenues. Sales to Arrow Electronics, Inc. (Arrow) and World Peace Industrial Co., Ltd. (World Peace) represented 19% and 11% of our total consolidated revenue, respectively, in fiscal 2010. For further discussion regarding customer concentration, please see Note 14, “Concentrations of Credit Risk,” in our consolidated financial statements included in Item 8 of this Annual Report. The loss of any large customer could have a material adverse effect on our business and results of operations.

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

Backlog

Our backlog at June 27, 2010, the last day of our 2010 fiscal year, was approximately $304.0 million, compared with backlog of approximately $138.5 million at June 28, 2009, the last day of our 2009 fiscal year. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which at times may be made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period. Additionally, our June 27, 2010 backlog figure contains $33.7 million of research contracts signed with the U.S. Government, for which approximately $30.8 million were not appropriated as of the last day of fiscal 2010. Our backlog could be adversely affected if the U.S. Government exercises its rights to terminate our government contracts or does not appropriate and allocate all of the funding contemplated by the contracts.

Sources of Raw Materials

We depend on a number of suppliers for certain raw materials, components and equipment used in our products, including certain key materials and equipment used in our crystal growth, wafering, polishing, epitaxial deposition, device fabrication, component and lighting assembly processes. We generally purchase these limited source items pursuant to purchase orders and have limited guaranteed supply arrangements with our suppliers. Our suppliers, located around the world, can be subject to many constraints limiting supply that are beyond our control. We believe our current supply of essential materials is sufficient to meet our needs. However, shortages have occurred from time to time and could occur again.

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

LED Products

LED Chips.    The primary competition for our LED chip products comes from companies that manufacture and/or sell nitride-based LED chips. We consider Nichia Corporation (Nichia), which sells packaged LEDs and most often competes directly with our chip customers, to be a competitor. Nichia currently sells the majority of its packaged LED products to markets requiring white LEDs, which Nichia fabricates by combining its phosphor solution with blue LED chips. We believe, based on industry information, that Nichia currently has the largest market share for nitride-based LEDs.

Many Asia-based chip producers also produce blue, green and white LED products, such as Epistar Corporation and Toyoda Gosei Co., Ltd. These competitors make products for a variety of applications in a range of performance levels that compete directly with our LED chip products.

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

LED Components.    The market for lighting class LED components is concentrated primarily in indoor and outdoor commercial lighting; specialty lighting, including torch lamps (flashlights); color changing architectural lighting; signs and signals; and emergency vehicle lighting (for example, fire and rescue vehicles). Nichia, OSRAM Semiconductor GmbH (OSRAM) and Philips Lumileds Lighting Company, LLC are the main competitors in this market. These companies sell LED components that compete indirectly with our target customers for LED chips and compete directly with our XLamp LED components. Several other companies have products designed to compete with our XLamp LED components, including Avago Technologies Limited, Edison Opto Corporation, Kingbright Corporation, Samsung LED Company and Seoul Semiconductor Co., Ltd. We are positioning our XLamp LED components to compete in this market based on performance, price and usability.

Our high brightness LED components compete with a larger number of competitors around the world in a variety of applications including signage, video, automotive, gaming and specialty lighting. We are positioning our high brightness LED components to compete in this market based on performance, price, availability and usability.

LED Lighting.    Our LED lighting products currently face competition from lighting fixture companies, lamp manufacturers and from non-traditional companies focused on LED lighting systems including fixtures and bulbs.

Our LED lighting products compete against traditional lighting products using incandescent, fluorescent, halogen, ceramic metal halide or other lighting technology. Competitors include Acuity Brands Lighting Inc., Cooper Lighting, General Electric Company, OSRAM, and Royal Philips Electronics N.V. among others. Our LED lighting products compete against traditional lighting products based upon superior energy savings, extended life, improved lighting quality and lower total cost of ownership. Also, our LED lighting products have a reduced impact on the environment as compared to fluorescent and compact fluorescent technologies that contain mercury.

We also compete with LED-based products from traditional and non-traditional lamp and fixture companies, some of whom are customers for our LED chips and LED components. Our products compete on the basis of color quality and consistency, superior light output, reduced energy consumption, brand and lower total cost of ownership.

SiC Wafers.    We have continued to maintain our well-established quality and volume leadership position in the sale of SiC wafer and SiC and GaN epitaxy products. We are seeing increased competition in this market.

Power and RF Products

Power Devices.    Our SiC-based power devices compete with similar devices offered by Infineon Technologies AG and STMicroelectronics. There are also a number of other companies developing SiC-based power devices. In addition, our products compete with existing silicon-based power devices offered by a variety of manufacturers.

RF Devices.    Currently, Sumitomo Electric Device Innovations, Inc. is the main company offering products that compete directly with our SiC MESFET and GaN HEMT products, although several other companies such as RF Micro Devices Inc., Nitronex Corporation and Triquint Corporation have products that compete with us as well. Our products also face competition from existing silicon and GaAs-based products.

Patents and Other Intellectual Property Rights

We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants and assignments, rights to patents on inventions originally developed by others. As of June 27, 2010, we owned or held exclusive rights under 588 issued U.S. patents and approximately 1,088 foreign patents with various expiration dates extending up to 2028. We do not consider our business to be materially dependent upon any one patent, and we believe our business will not be materially adversely affected by the expiration of any one patent. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets by keeping confidential the information that we believe provides us with a competitive advantage. We attempt to create strong brands for our products and promote our products through trademarks that distinguish them in the market. We may license our customers to use our trademarks in connection with the sale of our products, and we monitor for the proper and authorized use of our marks.

Licensing activities and lawsuits to enforce intellectual property rights, particularly patent rights, are a common feature of the semiconductor and LED industries, and we attempt to ensure respect for our intellectual property rights through appropriate actions. The breadth of our intellectual property rights and the extent to which they can be successfully enforced vary across jurisdictions. We both make and receive inquiries regarding possible patent infringements and possible violations of other intellectual property rights in the normal course of business. Depending on the circumstances, we may seek to negotiate a license or other acceptable resolution. If we are unable to achieve a resolution by agreement, we may seek to enforce our rights or defend our position through litigation. Patent litigation in particular is expensive and the outcome is often uncertain. We believe that the strength of our portfolio of patent rights is important in helping us resolve or avoid such disputes with other companies in our industry.

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

Employees

As of June 27, 2010, we employed 4,298 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to these employees. We consider relations with our employees to be good.

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

While we intend to focus on managing our costs and expenses, over the long term we expect to invest substantially to support our growth and may have additional unexpected costs. For example, we recently purchased a 565,000-square-foot facility in Huizhou, Guangdong Province, China to support LED chip and future LED component production. However, such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. There are also inherent execution risks in starting up a new factory that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control during the start-up phase.

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

In connection with our efforts to cost-effectively manage our growth, we have increasingly relied on subcontractors for production capacity, logistics support and certain administrative functions including hosting of certain information technology software applications. If these service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies or the loss of or damage to intellectual property through security breach, or impact employee morale. Our operations may also be negatively impacted if any of these service providers do not have the financial capability to meet our growing needs.

Our results of operations, financial condition and business could be harmed if we were unable to balance customer demand and capacity.

As customer demand for our products changes, we must be able to ramp up or adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. For example, we purchased a 565,000-square-foot facility in Huizhou, Guangdong Province, China to support LED chip and future LED component production. If we are not able to increase our production capacity at our targeted rate, or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets.

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

Inventory management also continues to be an area of focus for our growing business. From time to time we have experienced rapid increases in demand for our products and as a consequence have seen some product lead time extensions. Longer quoted delivery lead times in the past have caused some customers to place the same order multiple times within our various sales channels and then seek to cancel the duplicative orders, delay future orders, or to place orders with other vendors with shorter quoted delivery lead times. If such multiple ordering (along with other factors) were to occur, the increased risk of order cancellation may cause difficulty in predicting future sales and, as a result, could impair our ability to manage our inventory levels effectively. In addition, our efforts to improve quoted delivery lead-time performance may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

The markets in which we operate are highly competitive and have evolving technical requirements.

The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell LED chips and LED components as well as those that sell LED lighting products. Competitors continue to offer new LED products with aggressive pricing and improved performance. Competitive pricing pressures may accelerate the rate of decline of our average sales prices.

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

As competition increases, in order to continue to grow our business, we need to continue to develop new products that meet or exceed the needs of our customers. Additionally, we anticipate that increased competition will result in pressure to lower the selling prices of our products. Therefore, our ability to continually produce more efficient, higher brightness LEDs that meet the evolving needs of our customers at lower costs will be critical to our success. Competitors may also try to align with some of our strategic customers. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.

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

We have expanded into new business channels that are different from those that we have historically operated in as we grow our business and sell LED lighting products and more LED components versus LED chips. If we are unable to effectively penetrate these new channels or develop new channels to ensure our products are reaching the appropriate customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these new channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the timeline established by our customers.

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

As a result of our continued expansion into new markets existing customers may reduce orders.

Through acquisitions and organic growth, we continue to expand into new markets. In these new markets, some of our current customers may now perceive us as a competitor. In response, our customers may reduce their orders for our products. This reduction in orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.

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

Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development and introduction of these new products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions for market requirements and evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to expand sales and influence key customers to adopt our products;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs for commercial sales;

•	our ability to effectively transfer products and technology developed in one country to our manufacturing facilities in other countries;

•	our customers’ ability to develop competitive products incorporating our products; and

•	acceptance of our customers’ products by the market.

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

All of our products are manufactured using technologies that are highly complex. The number of usable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

•	variability in our process repeatability and control;

•	contamination of the manufacturing environment;

•	equipment failure, power outages, system failures or variations in the manufacturing process;

•	lack of consistency and adequate quality and quantity of piece parts and other raw materials, and other bill of materials items;

•	production yield loss, inventory shrinkage or human errors;

•	defects in production processes (including system assembly) either within our facilities or at our subcontractors; and

•	any transitions or changes in our production process, planned or unplanned.

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

We are often involved in patent infringement litigation as described in Note 13, “Commitments and Contingencies,” to our consolidated financial statements included in Item 8 of this Annual Report. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.

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

We periodically discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. The actions we take to establish and protect trademarks, patents, and other intellectual property rights may not be adequate to prevent imitation of our products by others, and therefore, may adversely affect our sales and our brand and result in the shift of customer preference away from our products.

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

We expect that revenue from international sales will continue to represent the majority of our total revenue. In fiscal 2010, approximately 81% of our revenue was derived from sales to non-U.S. customers, with approximately 40% of revenue from sales to customers in Hong Kong and China. As such, a significant slowdown in these foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.

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

We receive a significant amount of our revenues from a limited number of customers. For example, in fiscal 2010, two distribution customers, Arrow and World Peace, individually accounted for more than 10% of our net revenue, for a combined total of 30% of our total net revenue. Sales to these and most of our other large customers are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their past purchasing behavior with little or no notice to us for various reasons, including: developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase product from our competitors; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their past (or expected) purchasing behavior, or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.

We rely on a number of key sole source and limited source suppliers, and are subject to high price volatility on certain commodity inputs.

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

We generally purchase these sole or limited source items with purchase orders, and we have limited guaranteed supply arrangements with such suppliers. We do not control the time and resources that these suppliers devote to our business, and we cannot be sure that these suppliers will perform their obligations to us. Additionally, general shortages in the marketplace of certain raw materials or key components, such as passive electrical components used in LED lighting applications, may adversely impact our business. In the past, we have experienced decreases in our production yields when suppliers have varied from previously agreed upon specifications that have impacted our cost of sales.

Additionally, the inability of our suppliers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. This risk may increase if the general economic downturn negatively affects key suppliers or a significant number of our other suppliers. Any delay in product delivery or other interruption or variation in supply from these suppliers could prevent us from meeting commercial demand for our products. If we were to lose key suppliers, our key suppliers were unable to support our demand for any reason, or we were unable to identify and qualify alternative suppliers, our manufacturing operations could be interrupted or hampered significantly.

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

•

the lack of sufficient excess tax benefits (credits) in our additional paid in capital (APIC) pool in situations where our realized tax deductions for certain stock-based compensation awards (such as non-qualified stock options and restricted stock) are less than those originally anticipated; and

•

the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes, or any changes in legislation that may result in these earnings being taxed within the U.S., regardless of our decision regarding repatriation of funds.

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

We may face attempts by others to gain unauthorized access through the Internet to our information technology systems. These attempts might be the result of industrial or other espionage, or actions by hackers seeking to harm us. We actively seek to prevent, detect and investigate any security incidents, but in some cases we might be unaware of an incident or its magnitude and effects. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development, product development, and marketing could be reduced. Our business could be subject to significant disruption, and we could suffer monetary or other losses.

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

The table below sets forth information with respect to our significant owned and leased facilities as of June 27, 2010. The sizes of the locations represent the approximate gross square footage of each site’s buildings.

	Size (approximate square footage)
Location	Total	Production	Facility Services and Warehousing	Administrative Function	Housing / Other
Owned Facilities
Durham, NC	749,000	469,000	106,000	174,000	—
Research Triangle Park, NC	147,500	57,000	56,000	34,500	—
Huizhou, China	564,900	356,600	40,000	40,200	128,100

Total Owned	1,461,400	882,600	202,000	248,700	128,100

Leased Facilities
Hong Kong	10,500	—	—	10,500	—
Huizhou, China	183,600	113,000	19,000	38,000	13,600
Shanghai, China	50,700	—	16,100	34,600	—
Morrisville, NC	27,000	—	—	27,000	—
Goleta, CA	36,000	—	—	36,000	—
Misc. sales and support offices	15,800	—	3,300	12,500	—

Total Leased	323,600	113,000	38,400	158,600	13,600

Total	1,785,000	995,600	240,400	407,300	141,700

In the United States, our corporate headquarters as well as our primary research and development and manufacturing operations are located at the Durham, North Carolina facilities that we own. Our facilities sit on approximately 55 acres of developed land that we own. We also own approximately 80 acres of undeveloped land near our site. Our power and RF products are primarily produced at our owned manufacturing facility located in Research Triangle Park, North Carolina. This facility sits on approximately 55 acres of land that we own.

We recently purchased a 565,000-square-foot facility in Huizhou, Guangdong Province, China to expand our manufacturing capacity. This is in addition to our existing leased facilities in Huizhou, China.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information

Our common stock is traded on the NASDAQ Global Select Market and is quoted under the symbol CREE. There were 527 holders of record of our common stock as of August 11, 2010. The following table sets forth, for the quarters indicated, the high and low sales prices as reported by NASDAQ.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$38.97	$26.39	$29.00	$17.10
Second Quarter	55.26	34.38	25.97	12.57
Third Quarter	72.40	52.66	24.93	14.59
Fourth Quarter	83.38	59.02	31.75	22.62

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

The following graph compares the cumulative total return on our common stock with the cumulative total returns of The NASDAQ Composite Index and The NASDAQ Electronic Components Index for the five-year period commencing June 26, 2005. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	6/26/05	6/25/06	6/24/07	6/29/08	6/28/09	6/27/10
Cree, Inc.	100.00	88.41	103.16	89.12	112.61	244.86
NASDAQ Composite	100.00	104.18	128.06	115.51	92.65	113.13
NASDAQ Electronic Components	100.00	93.21	116.97	105.08	79.77	98.30

Sale of Unregistered Securities

There were no sales of unregistered securities during fiscal 2010.

Stock Repurchase Program

There were no repurchases during the fourth quarter of fiscal 2010 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser. As of June 27, 2010, there remained approximately 4.5 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 26, 2011.

Item 6.	Selected Financial Data

The consolidated statement of income data set forth below with respect to the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008 and the consolidated balance sheet data at June 27, 2010 and June 28, 2009 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended June 24, 2007 and June 25, 2006 and the consolidated balance sheet data at June 29, 2008, June 24, 2007, and June 25, 2006 are derived from audited consolidated financial statements not included herein. All consolidated statement of income data excludes Cree Microwave as it has been accounted for as a discontinued operation. Certain fiscal 2009, fiscal 2008, fiscal 2007 and fiscal 2006 amounts have been reclassified to conform to fiscal 2010 classifications. These reclassifications had no effect on previously reported income from operations or shareholders’ equity.

Selected Consolidated Financial Data

	Years Ended
(Thousands, except per share data)	June 27, 2010	June 28, 2009	June 29, 2008	June 24, 2007	June 25, 2006
Statement of Income Data:
Revenue, net	$867,287	$567,255	$493,296	$394,121	$422,952
Operating income	$197,778	$30,590	$12,041	$16,656	$98,841
Net income from operations	$152,290	$30,650	$31,812	$50,193	$79,959
Net income from operations per share, basic	$1.49	$0.35	$0.37	$0.64	$1.05
Net income from operations per share, diluted	$1.45	$0.34	$0.36	$0.63	$1.02
Weighted Average Shares Outstanding:
Basic	102,371	88,263	86,366	78,560	76,270
Diluted	104,698	89,081	88,077	79,496	78,207

	As of
	June 27, 2010	June 28, 2009	June 29, 2008	June 24, 2007	June 25, 2006
Balance Sheet Data:
Cash, cash equivalents and investments	$1,066,405	$447,210	$371,032	$311,018	$404,690
Working capital	$1,235,072	$500,755	$408,293	$379,683	$339,108
Total assets	$2,199,176	$1,404,567	$1,313,407	$1,116,230	$900,200
Long term obligations	$51,037	$51,138	$42,992	$45,782	$35,197
Shareholders’ equity	$2,028,048	$1,224,748	$1,145,740	$1,015,999	$827,613

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of our Business and Products

We are a manufacturer of semiconductor materials and devices primarily based on SiC, GaN and related compounds. We currently focus our expertise in SiC and GaN on LED products, which consist of LED chips, LED components, LED lighting products and SiC wafers. We also develop power and RF products, including power switching and RF devices.

We derive the majority of our revenue from sales of our LED products. We also generate revenue from sales of power and RF products, and we earn revenue under government contracts that support some of our research and development programs to the extent the contract funding exceeds our direct cost of performing those activities. We generate revenues from the following product lines:

•

LED products.    We derive the largest portion of our revenue from the sale of our LED products. Our LED products consist of our LED chips, LED components including our XLamp LED components and modules and high brightness LED components, LED lighting products and SiC wafers. Also included are revenues derived from government agencies to support the development of LED lighting.

•

Power and RF products.    These products include power rectifiers made from SiC, which provide faster switching speeds than comparable silicon-based power devices, and also include RF devices made from SiC or GaN, which allow for higher power densities as compared to silicon or gallium arsenide. Also included are revenues derived from government agencies to support the development of SiC- and GaN-based power and RF technology.

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

Industry Dynamics

Our business is primarily focused on selling our LED products. LEDs are currently used in a variety of applications, including: energy-efficient indoor and outdoor lighting, LCD backlighting, video screens, gaming, signals, automotive applications and mobile phones. As LED technology continues to develop and improve, we believe the potential market for LED lighting applications will continue to expand.

Select industry factors affecting our business include, among others:

•

Overall Demand for Products and Applications using LEDs.    We have seen increased adoption of LEDs in lighting products over the last fiscal year. Also, the global adoption of LEDs in certain consumer applications, such as televisions, has increased as well. The pace of adoption of LED lighting technology and overall market growth in the general illumination market and others will impact the demand for LEDs.

•

Intense and Constantly Evolving Competitive Environment.    Competition in the industry is intense and new companies are entering the LED market. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share. To remain competitive, market participants generally must increase product performance and reduce costs to offset lower average sales prices.

•

Technological Innovation and Advancement.    Innovations and advancements in LED technology continue to expand the potential commercial application of LEDs particularly in the general illumination market. However, new technologies could emerge or improvements could be made in existing technologies that may reduce the demand for LEDs in certain markets.

•

Energy Costs.    LED lighting technology can be more energy efficient than most traditional lighting technologies and can yield substantial reductions in energy usage for consumers. The opportunity to lower energy costs using LED lighting has driven increased demand for more energy efficient lighting solutions.

•

Regulatory Actions Concerning Energy Efficiency.    Many countries, including nations in the European Union, Australia, Japan, Malaysia, and the United States among others, have already instituted, or have announced plans to institute government regulations and programs designed to encourage or mandate increased energy efficiency, even in some cases banning forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs.

•

Intellectual Property Issues.    Market participants rely on patented and non-patented proprietary information relating to product development, manufacturing capabilities and other core competencies of their business. Protection of intellectual property is critical. Therefore, steps such as additional patent applications, confidentiality and non-disclosure agreements, as well as other security measures are generally taken. To enforce or protect intellectual property rights, litigation or threatened litigation commonly occurs.

Fiscal 2010 Highlights

The following is a summary of key financial results and certain non-financial results achieved for the year ended June 27, 2010:

•

Our revenues for the year increased 53% to $867.3 million. We experienced strong sales growth in our LED products, which increased $265.6 million or 51% from the prior year. Revenues increased year over year across all our LED products with the strongest growth from our LED components.

•

Our gross margin (gross profit as a percent of revenue) increased to 47% from 37% in the prior year, reflecting the benefits of higher volume and scale, our efforts to improve our production yields, a favorable pricing environment and an expansion of our product portfolio.

•	We achieved operating income of approximately $197.8 million in fiscal 2010 compared to approximately $30.6 million in fiscal 2009.

•	We generated positive cash flow from operations of $250.6 million in fiscal 2010 compared to $177.9 million for fiscal 2009.

•	Combined cash, cash equivalents and investments increased $619.2 million or 138% to approximately $1.1 billion at June 27, 2010 compared to $447.2 million at June 28, 2009.

•	In September of 2009 we issued and sold 12.65 million shares of common stock, with net proceeds of approximately $434 million.

Business Outlook

We project that the markets for our products will remain highly competitive during fiscal 2011. We anticipate focusing on the following key areas, among others, in response to this competitive environment:

•

Build on our leadership in LED lighting.    We plan to continue to be a catalyst for LED lighting adoption by developing innovative products that lead the market and enable new applications for LED lighting. For example, we are focusing our efforts on adding new channels to complement our existing commercial channels to make the CR6™ down light, our new lower cost offering, available for a broad market release later in calendar year 2010.

•

Better enable our customers to develop high quality LED based lighting products.    We want to facilitate our customer’s ability to create and successfully release high quality LED based lighting products. To accomplish this objective, we plan to continue to develop higher performing LED components that increase the value proposition for LED lighting and reduce their initial cost. We also plan to offer more highly integrated products, like our LMR4™ LED module. Additionally, we plan to expand our customer support capabilities.

•

Expand and enhance our production capacity.    We plan to invest in the capacity to drive scale and accelerate our transition to 150mm wafer production. We are currently targeting capital expenditures of approximately $300 million in fiscal 2011 to expand our production capacity at multiple points along the LED manufacturing process, including our plan to more than double our XLamp LED component capacity. In addition, we plan to increase research and development spending to accelerate our efforts around our 150mm wafer capabilities, as we believe this is a critical investment to keep Cree at the forefront of the technology curve and continue to drive cost reductions.

•

Continue to invest in and grow our SiC power product line.    We have experienced growing sales of our SiC power products in recent quarters. We have also seen rising demand for energy efficient power switching technology and believe this product line is well positioned to grow over the next several years. To participate in this market, we plan to release our first SiC switch product in fiscal 2011, which we believe will expand the market opportunity for our products. As a result, we are working to bring new capital equipment on-line to support this anticipated growth.

Results of Operations

The following table sets forth certain consolidated statement of income data, for the periods indicated:

	2010		2009		2008
(in thousands, except per share amounts and percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Net revenue	$867,287	100.0%	$567,255	100.0%	$493,296	100.0%
Cost of revenue	456,180	52.6%	355,349	62.6%	327,469	66.4%

Gross profit	411,107	47.4%	211,906	37.4%	165,827	33.6%

Research and development	81,407	9.4%	71,363	12.6%	58,846	11.9%
Sales, general and administrative	115,601	13.3%	86,929	15.3%	76,607	15.5%
Amortization of acquisition related intangibles	12,180	1.4%	16,248	2.9%	17,127	3.5%
Loss on disposal or impairment assets	4,141	0.5%	6,776	1.2%	1,206	0.2%

Operating income	197,778	22.8%	30,590	5.4%	12,041	2.5%
Gain on sale of investments, net	1	0.0%	78	0.0%	14,117	2.9%
Other non-operating income	293	0.0%	203	0.0%	364	0.1%
Interest income, net	7,400	0.9%	8,796	1.6%	14,527	2.9%

Income before income taxes	205,472	23.7%	39,667	7.0%	41,049	8.4%
Income tax expense	53,182	6.1%	9,017	1.6%	9,237	1.9%

Net income from continuing operations	152,290	17.6%	30,650	5.4%	31,812	6.5%
Net income (loss) discontinued operations	—	0.0%	(325)	-0.1%	1,627	0.3%

Net income	$152,290	17.6%	$30,325	5.3%	$33,439	6.8%

Diluted EPS continuing operations	$1.45		$0.34		$0.36

Revenues

Revenues for fiscal 2010, 2009, and 2008 are comprised of the following (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 27, 2010	June 28, 2009	June 29, 2008	2009 to 2010		2008 to 2009
LED products	$789,947	$524,318	$443,531	$265,629	51%	$80,787	18%
Percent of total revenues	91%	92%	90%
Power and RF products	77,340	42,937	49,765	34,403	80%	(6,828)	-14%
Percent of total revenues	9%	8%	10%

Total revenues	$867,287	$567,255	$493,296	$300,032	53%	$73,959	15%

Revenues increased 53% to $867.3 million in fiscal 2010 from $567.3 million in fiscal 2009. The overall increase in revenue was driven by year over year growth primarily in our LED products sales as well as growth in sales of our power and RF products.

Revenues increased 15% to $567.3 million in fiscal 2009 from $493.3 million in fiscal 2008. The overall increase in revenue was driven by growth in our LED products that more than offset a decline in revenues related to our Power and RF products.

LED Products.    We derive the largest portion of our revenue from the sale of LED products, which comprised approximately 91%, 92% and 90% of our total revenues for fiscal 2010, 2009 and 2008, respectively. Revenues from our LED products were $789.9 million, $524.3 million and $443.5 million for fiscal 2010, 2009 and 2008, respectively.

Revenue from our LED products increased $265.6 million or 51% to $789.9 million in fiscal 2010 as compared to $524.3 million in fiscal 2009. We experienced year over year sales growth across all of our LED products with sales of LED components driving the majority of the overall increase. The blended average selling price for our LED products increased approximately 13% in fiscal 2010 as compared to fiscal 2009. This increase was due to a shift in product mix to a higher proportion of revenues generated from sales of our LED components and LED lighting products.

Revenue from our LED products increased $80.8 million or 18% to $524.3 million in fiscal 2009 as compared to $443.5 million in fiscal 2008. Strong sales growth from our LED components drove this increase, more than offsetting a slight decline in LED chip sales. Additionally, fiscal 2009 sales benefited from the acquisition of LLF in the third quarter of fiscal 2008. The blended average selling price for our LED products increased approximately 32% in fiscal 2009 as compared to fiscal 2008. This increase was due to a shift in product mix to a higher proportion of revenues generated from sales of our LED components and LED lighting products.

Power and RF Products.    Power and RF product sales comprised approximately 9%, 8% and 10% of our total revenues for fiscal 2010, 2009 and 2008, respectively. Revenues from our power and RF products were $77.3 million, $42.9 million and $49.8 million for fiscal 2010, 2009 and 2008, respectively.

Revenue from our power and RF products increased $34.4 million or 80% in fiscal 2010 as compared to fiscal 2009. The increase in our power and RF business was primarily due to an increase in orders for SiC Schottky diodes and GaN MMICs.

Revenue from our power and RF products decreased $6.8 million or 14% in fiscal 2009 as compared to fiscal 2008. The decrease was due to lower contract revenue associated with our power and RF product lines due to changes in the timing of the initiation of new research contracts, the value of those contracts and timing of the work performed.

Gross Profit

Cost of revenue includes materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products. Gross profit in dollars and gross margin were as follows (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 27, 2010	June 28, 2009	June 29, 2008	2009 to 2010		2008 to 2009
Total gross profit	$411,107	$211,906	$165,827	$199,201	94%	$46,079	28%
Total gross margin	47%	37%	34%

Total gross margin was 47%, 37% and 34% for fiscal 2010, 2009 and 2008, respectively and gross profit totaled $411.1 million, $211.9 million and $165.8 million for fiscal 2010, 2009 and 2008, respectively.

Gross profit from continuing operations increased $199.2 million or 94% in fiscal 2010 as compared to fiscal 2009 and our gross margin increased to 47% from 37% over the same period. Factors contributing to the increase in gross margin were increased demand and better factory utilization, higher product yields, favorable pricing environment and the successful introduction of a number of new products.

Gross profit from continuing operations increased $46.1 million or 28% in fiscal 2009 as compared to fiscal 2008 and our gross margin percentage increased to 37% from 34 % over the same period. Factors contributing to the increase in gross margin were changes in product mix to higher margin products, operating efficiencies and higher LED product yields. Licensing arrangements also contributed approximately $5.1 million of gross profit in fiscal 2009, compared to none in fiscal 2008.

Research and Development

Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 27, 2010	June 28, 2009	June 29, 2008	2009 to 2010		2008 to 2009
Research and development	$81,407	$71,363	$58,846	$10,044	14%	$12,517	21%
Percent of total revenues	9%	13%	12%

Research and development expenses increased 14% in fiscal 2010 to $81.4 million compared to $71.4 million in fiscal 2009. This increase was primarily due to our continued research and development activities focusing on brighter LED chips, new and improved LED components, new LED lighting products and larger wafer development.

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

	Fiscal Years Ended			Year-Over-Year Change
	June 27, 2010	June 28, 2009	June 29, 2008	2009 to 2010		2008 to 2009
Sales, general and administrative	$115,601	$86,929	$76,607	$28,672	33%	$10,322	13%
Percent of total revenues	13%	15%	16%

Sales, general and administrative expenses, from continuing operations increased 33% in fiscal 2010 to $115.6 million compared to $86.9 million in fiscal 2009. The increase in costs in fiscal 2010 is primarily due to increased spending on sales and marketing as we expanded our sales channels and invested in building the Cree brand as well as one-time costs related to the settlement of the Neumark litigation. Additionally, costs increased due to the general expansion of our business and increased employee compensation costs.

Sales, general and administrative expenses, from continuing operations increased 13% in fiscal 2009 to $86.9 million compared to $76.6 million in fiscal 2008. The increase in costs in fiscal 2009 is due to increased spending on sales and marketing as we expanded our sales channels and the acquisition of LLF during the third quarter of fiscal 2008. Additionally, costs increased due to the general expansion of our business and increased employee compensation costs.

Amortization of Acquisition Related Intangibles

As a result of our acquisitions, we have recorded various intangible assets including customer relationships and developed technologies. During fiscal 2007, we acquired INTRINSIC Semiconductor Corporation and COTCO, resulting in $63.7 million of amortizable intangible assets principally composed of customer relationships and developed technology. In fiscal 2008, we acquired LLF, resulting in an additional $41.2 million of amortizable intangible assets. These intangible assets were principally composed of developed technology that specifically relates to technologies underlying the development of LED lighting products for the general illumination market.

Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 27, 2010	June 28, 2009	June 29, 2008	2009 to 2010		2008 to 2009
INTRINSIC	$745	$745	$745	$—	0%	$—	0%
COTCO	8,290	12,358	15,336	(4,068)	-33%	(2,978)	-19%
LLF	3,145	3,145	1,046	—	0%	2,099	201%

Total	$12,180	$16,248	$17,127	$(4,068)	-25%	$(879)	-5%

Amortization of acquisition related intangibles was $12.2 million in fiscal 2010 compared to $16.2 million in fiscal 2009. The decrease from fiscal 2009 to fiscal 2010 is due primarily to a decrease in scheduled amortization of intangible assets resulting from our acquisition of COTCO.

Amortization of acquisition related intangibles was $16.2 million in fiscal 2009 compared to $17.1 million in fiscal 2008. The decrease from fiscal 2008 to fiscal 2009 is due primarily to a decrease in amortization of intangible assets resulting from our acquisition of COTCO in fiscal 2007 as certain assets were fully amortized during fiscal 2009. This decrease was partially offset by an increase in amortization of intangible assets related to our acquisition of LLF in fiscal 2008 as we included a full year of amortization in fiscal 2009 as opposed to less than two quarters in fiscal 2008.

Loss on Disposal or Impairment of Long-Lived Assets

We operate a capital intensive business. As such, we dispose of a certain level of our equipment in the normal course of business as our production processes change whether due to production improvement initiatives or product mix changes. Due to the risk of technological obsolescence or changes in our production process, we regularly review our equipment for possible impairments in value. The following table sets forth our loss on disposal or impairment of long-lived assets (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 27, 2010	June 28, 2009	June 29, 2008	2009 to 2010		2008 to 2009
Loss on disposal or impairment of long-lived assets	$4,141	$6,776	$1,206	$(2,635)	-39%	$5,570	462%

We recorded a loss of $4.1 million on the disposal of long-lived assets in fiscal 2010 compared to a loss of $6.8 million in fiscal 2009. The fiscal 2010 loss is composed of losses due to the impairment of certain equipment due to manufacturing process changes, the impairment of capitalized patent costs and losses on the disposal of equipment.

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

Non-Operating Income

The following table sets forth our non-operating income (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 27, 2010	June 28, 2009	June 29, 2008	2009 to 2010		2008 to 2009
Gain on sale of investments, net	$1	$78	$14,117	$(77)	-99%	$(14,039)	-99%
Other non-operating income	$293	$203	$364	$90	44%	$(161)	-44%
Interest income, net	$7,400	$8,796	$14,527	$(1,396)	-16%	$(5,731)	-39%

For fiscal 2010 and 2009, we did not have any significant gains or losses realized from the sale of our investments. For fiscal 2008, our recorded gains on the sale of investments were principally related to the sale of our remaining holdings of Color Kinetics, Incorporated (Color Kinetics) common stock. During fiscal 2008, we sold 500,000 shares of Color Kinetics common stock. As of June 29, 2008 we had fully liquidated our holdings in Color Kinetics stock.

Net interest income decreased $1.4 million, or 16%, in fiscal 2010 as compared to fiscal 2009 and decreased $5.7 million, or 39%, in fiscal 2009 as compared to fiscal 2008. These decreases were primarily due to a continued decline in interest rates. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities and other fixed interest rate investments. The primary objective of our investments is to preserve principal.

Other non-operating income is comprised primarily of miscellaneous foreign exchange gains and losses.

Income Tax Expense

The following table sets forth our income tax expense in dollars and our effective tax rate from continuing operations (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 27, 2010	June 28, 2009	June 29, 2008	2009 to 2010		2008 to 2009
Income tax expense	$53,182	$9,017	$9,237	$44,165	490%	$(220)	-2%
Effective tax rate on continuing operations	26%	23%	23%

We recorded income tax expense of $53.2 million in fiscal 2010 as compared to income tax expense of $9.0 million in fiscal 2009.

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

In addition, current proposals have been made by various U.S. governmental bodies to change the U.S. tax laws that include, among other things, limiting U.S. tax deductions for expenses related to un-repatriated foreign-source income and modifying the U.S. foreign tax credit rules. Although the scope of the proposed changes is unclear, it is possible that these or other changes in U.S. tax laws, or tax laws in other countries we operate in, could increase our income tax liability and adversely affect our profitability. At this time, we cannot determine the timing that any proposed changes, if enacted, would become effective.

Income (Loss) from Discontinued Operations, Net of Tax

As more fully described in Note 8, “Discontinued Operations,” to the accompanying consolidated financial statements, in fiscal 2006, we discontinued the operations of our Cree Microwave subsidiary. The following table sets forth our income (loss) from discontinued operations, net of tax (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 27, 2010	June 28, 2009	June 29, 2008	2009 to 2010		2008 to 2009
Income (loss) from discontinued operations, net of tax	$—	$(325)	$1,627	$325	-100%	$(1,952)	-120%

During fiscal 2009, we recorded after-tax losses of $0.3 million from our discontinued operations compared to after-tax income of $1.6 million in fiscal 2008. For fiscal 2009, our losses were primarily attributable to continued expenses arising from our Sunnyvale facility operating lease that was associated with the operations of our discontinued Cree Microwave subsidiary. The lease was terminated during the fourth quarter of fiscal 2009.

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

Contractual Obligations

At June 27, 2010, payments to be made pursuant to significant contractual obligations are as follows (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	8,302	2,265	3,515	2,257	265
Purchase obligations	307,502	303,761	3,467	274	—
Other long-term liabilities	—	—	—	—	—

Total	$315,804	$306,026	$6,982	$2,531	$265

Operating leases include rental amounts due on leases of certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through August 2015. All of the lease agreements provide for rental adjustments for increases in base rent (up to specific limits), property taxes and general property maintenance that would be recorded as rent expense, if applicable.

Purchase obligations generally relate to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment. Our purchase obligations represent authorizations to purchase rather than binding agreements.

If the operations acquired through the LLF acquisition meet the conditions necessary for the earn-out payment during calendar year 2010, additional consideration of up to $13.2 million would become payable to the former shareholders of LLF during fiscal 2011.

Financial Condition

The following table sets forth our cash, cash equivalents and investments (dollars in thousands):

	June 27, 2010	June 28, 2009	Change
Cash and cash equivalents	$397,431	$290,154	$107,277
Short-term investments	668,974	127,499	541,475
Long-term investments	—	29,557	(29,557)

Total cash and investments	$1,066,405	$447,210	$619,195

Our liquidity and capital resources depend on our cash flows from operations and our working capital. Our working capital increased to $1.2 billion as of June 27, 2010 from $0.5 billion at June 28, 2009, primarily due to proceeds received from our follow-on offering of common stock, positive cash flows from operations and cash generated through the exercise of employee stock options. The following table presents the components of our cash conversion cycle:

	June 27, 2010	June 28, 2009	Change
Days of sales outstanding (a)	40	63	(23)
Days of supply in inventory (b)	76	79	(3)
Days in accounts payable (c)	(43)	(39)	(4)

Cash conversion cycle	73	103	(30)

(a)	Days of sales outstanding (DSO) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the revenue for the quarter then ended. DSO is calculated by adding ending accounts receivable, net of applicable allowances and reserves, and dividing that sum by the average net revenue per day for the respective quarter.
(b)	Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and cost of goods sold for the quarter then ended. DSI is calculated by dividing inventory by average cost of goods sold per day for the respective quarter.
(c)	Days in accounts payable (DPO) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of goods sold for the quarter then ended. DPO is calculated by dividing accounts payable by the average cost of goods sold per day for the respective quarter.

Overall we significantly improved our cash conversion cycle, primarily due to a more linear sales pattern throughout the year.

As of June 27, 2010, substantially all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at June 27, 2010 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of June 27, 2010.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next twelve months. We have and may continue to use a portion of our available cash and cash equivalents, or funds underlying our marketable securities, to repurchase shares of our common stock. With our strong working capital position, we believe that we have the ability to continue to invest in further development of our products and, when appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio, secure key intellectual properties, or expand our production capacity. We currently anticipate that we will continue to generate positive cash flows from operations in fiscal 2011.

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 27, 2010	June 28, 2009	June 29, 2008	2009 to 2010	2008 to 2009
Cash provided by operating activities	$250,569	$177,919	$102,807	$72,650	$75,112
Cash (used in) provided by investing activities	(763,387)	(174,843)	41,253	(588,544)	(216,096)
Cash provided by financing activities	619,799	24,651	16,389	595,148	8,262
Effects of foreign exchange changes	296	794	7,303	(498)	(6,509)

Net increase in cash and cash equivalents	$107,277	$28,521	$167,752	$78,756	$(139,231)

The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.

Cash Flows from Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash provided by operating activities was $250.6 million, $177.9 million and $102.8 million for fiscal 2010, 2009 and 2008, respectively. Cash provided by operating activities increased on a year over year basis from fiscal 2009 to fiscal 2010 primarily due to higher year over year net income, offset in part due to larger receivable and inventory balances to support higher sales volumes. Cash provided by operating activities increased on a year over year basis from fiscal 2008 to fiscal 2009 primarily due to the timing of cash receipts from our customers, increased year over year operating income, and improvements in the management of our inventory.

Cash Flow from Investing Activities

Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and purchases of patent and/or license rights. Net cash (used in) provided by investing activities was ($763.4) million, ($174.8) million and $41.3 million for fiscal 2010, 2009, and 2008, respectively.

Cash used in investing activities increased on a year over year basis from fiscal 2009 to fiscal 2010 primarily due to an increase in cash available for investments as a result of the issuance and sale of 12.65 million shares of common stock, with net proceeds of approximately $434 million and a year over year increase in the amount of cash received from employee stock option exercises. In addition, we increased capital expenditures to expand our manufacturing capacity to meet the needs of our anticipated growth.

Cash used in investing activities increased on a year over year basis from fiscal 2008 to fiscal 2009 primarily due to lower maturities of investments partially offset by lower purchases of investments and the payment of the COTCO contingent consideration.

As part of the acquisition of COTCO, we made a cash payment of $60.0 million to the former shareholder of COTCO in fiscal 2009. As the operations acquired through the COTCO acquisition achieved certain defined EBITDA targets for the year ended June 28, 2009, we were contractually obligated to make a payment in the amount of approximately $57.1 million to the former shareholder of COTCO in fiscal 2010, which we elected to pay in cash. These additional payments were reflected as an increase to goodwill in our consolidated financial statements.

LLF met the conditions necessary for the earn-out payment for the calendar year ended December 31, 2008 and as a result, the Company made a cash payment in the amount of $4.4 million to the former shareholders of LLF in the third quarter of fiscal 2009, thus increasing goodwill in the Company’s consolidated financial statements. LLF met the conditions necessary for the earn-out payment for the calendar year ended December 31, 2009 and as a result, the Company made a cash payment in the amount of $8.8 million to the former shareholders of LLF in the third quarter of fiscal 2010, thus increasing goodwill in the Company’s consolidated financial statements. If LLF meets the conditions necessary for the earn-out payment during the calendar year ending December 31, 2010, an additional contingent cash payment totaling up to $13.2 million would become payable to the former shareholders of LLF. If such contingent payment occurs, it will be considered as additional purchase price and result in an increase in goodwill.

We will continue to closely monitor our capital expenditures, while making strategic investments to develop our existing products, pursue strategic initiatives where appropriate and invest in our manufacturing and information technology infrastructure to meet the needs of our business. We target investing approximately $300 million in fiscal 2011 for capital expenditures.

Cash Flow from Financing Activities

Typically our cash flows from financing activities are composed of cash proceeds from the issuance of common stock primarily related to employee stock option exercises and employee stock plan purchases offset by cash outflows related to our repurchase of common stock; however, in fiscal 2010, we also issued and sold common stock as described further below. Net cash provided by financing activities was $619.8 million, $24.7 million and $16.4 million for fiscal 2010, 2009 and 2008, respectively.

Cash provided by financing activities increased on a year over year basis from fiscal 2009 to fiscal 2010 primarily as a result of the issuance and sale of 12.65 million shares of common stock, with net proceeds of approximately $434 million and a year over year increase in the amount of cash received from employee stock option exercises. Cash provided by financing activities increased on a year over year basis from fiscal 2008 to fiscal 2009 primarily as a result of lower spending on the repurchase of common stock partially offset by a decrease in the net proceeds from the issuance of common stock related to employee stock option exercises.

As of June 27, 2010, there remained approximately 4.5 million shares of our common stock approved for repurchase under the repurchase program authorized by our Board of Directors. Since the inception of our stock repurchase program, we have repurchased approximately 9.8 million shares of our common stock. At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

Fair Value

Under accounting principles generally accepted in the United States (U.S. GAAP), fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas, unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1—Valuations based on quoted prices in active markets for identical instruments that we are able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

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

The financial assets for which we perform recurring fair value remeasurements are cash equivalents and short-term investments. The financial assets for which we may be required to perform non-recurring fair value remeasurements (e.g., an impairment of assets) are any investments in privately-held companies. As of June 27, 2010, financial assets utilizing Level 1 inputs included money market funds and investments traded on active securities exchanges. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds and variable rate demand notes, and U.S. agency securities. Level 2 assets are valued using a third-party pricing services consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. We do not have any significant financial assets requiring the use of Level 3 inputs. Please refer to Note 6, “Fair Value of Financial Instruments” to the consolidated financial statements included in Item 8 of this Annual Report for further information.

Financial and Market Risks

We are exposed to financial and market risks, including changes in interest rates, currency exchange rates and investment risk. We currently do not use derivative financial instruments to mitigate any of these risks; however, we may choose to do so in the future. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions at June 27, 2010 and June 28, 2009. Actual results may differ materially.

Interest Rates

We maintain an investment portfolio principally composed of high-grade corporate debt, commercial paper, government securities, and other investments at fixed interest rates that vary by security. In order to minimize risk, we amended our cash management policy in fiscal 2009 to permit us to only acquire investments rated “AAA” grade or better going forward. Prior to that amendment, we were permitted to acquire investments rated “A” grade or better. At June 27, 2010, we had $669.0 million invested in these securities, compared to $157.1 million at June 28, 2009. Although these securities generally earn interest at fixed rates, the historical fair values of such investments have not differed materially from the amounts reported in our consolidated balance sheets. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $66.9 million at June 27, 2010 and $15.7 million at June 28, 2009.

Currency Exchange Rates

As we operate internationally and have transactions denominated in foreign currencies, we are exposed to currency exchange rate risks. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Our primary exposures relate to the exchange rates between the U.S. Dollar, the Chinese Renminbi, the Hong Kong Dollar, the Japanese Yen and the Euro.

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

As of June 27, 2010, we have no significant investments in individual public or privately-held companies.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 27, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of June 27, 2010 are detailed above in “Liquidity and Capital Resources” in the section entitled “Contractual Obligations.”

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In the application of U.S. GAAP we are required to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in our Consolidated Financial Statements. In many instances, we could have reasonably used different accounting estimates. In other instances, changes in the accounting estimates from period to period are reasonably likely to occur. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations may be affected.

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

Revenue Recognition

A substantial portion of our products are sold through distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers; manufacturers who incorporate our products into their own manufactured goods; or ultimate end users of our products. In general, we recognize revenue upon shipment of our products to our distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer. Our distributors may be provided rights that allow them to return a portion of inventory (Product Exchange Rights or Stock Rotation Rights) and receive credits for changes in selling prices (Price Protection Rights) or other targeted sales incentives.

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

We estimate an allowance for anticipated sales returns based upon an analysis considering relevant facts and circumstances. Specifically, we review historical sales returns and other relevant data and match returns or other credits to the quarter when the sales were originally recorded. Based on historical return percentages and other relevant factors, we estimate our potential future exposure on product sales that have been recorded. The allowance for sales returns, which includes allowances for Price Protection Rights and other targeted sales incentives, at June 27, 2010 and June 28, 2009 was $20.6 million and $9.6 million, respectively.

We also record an asset for the estimated value of product returns that we believe will be returned to inventory in the future and resold. As of June 27, 2010 and June 28, 2009, we estimated the cost of future product returns at $5.4 million and $3.7 million, respectively.

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

After an impairment loss is recognized, a new, lower cost basis for that long-lived asset is established. Subsequent changes in facts and circumstances do not result in the reversal of a previously recognized impairment loss.

Our impairment loss calculations require that we apply judgment in estimating future cash flows and asset fair values, including estimating useful lives of the assets. To make these judgments, we may use internal discounted cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be required to record additional impairment losses that could be material to our results of operations. We recorded $4.1 million, $6.8 million and $1.2 million of long-lived asset impairment charges during the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, respectively.

Deferred Tax Asset Valuation Allowances

During fiscal year 2010, we released a valuation allowance on state income tax credits as it was determined that it was more likely than not the credits would be utilized entirely before their expiration. The release of this valuation allowance resulted in a tax benefit of $0.8 million. Further, we recorded a valuation allowance in the amount of $0.4 million for net operating loss carryforwards in certain tax jurisdictions where we believe that it is more likely than not that the tax benefits of the losses will not be realized due to insufficient availability of taxable profits in the respective jurisdiction within the carryforward period resulting in an increase in tax expense of $0.4 million. As a result, the total change in the valuation allowance resulted in a $0.4 million tax benefit. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors including historical and projected future taxable income and prudent and feasible tax planning strategies. When we establish or increase a valuation allowance, our income tax expense increases in the period such determination is made. If we decrease a valuation allowance, our income tax expense decreases in the period such determination is made.

Tax Contingencies

We are subject to periodic audits of our income tax returns by federal, state and local agencies. The audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In accordance with U.S. GAAP, to account for uncertainties in income taxes, we evaluate the exposures associated with our various tax filing positions. U.S. GAAP requires that a tax benefit should not be recognized for financial statement purposes for an uncertain tax filing position where it is not more likely than not (likelihood of greater than 50%) of being sustained by the taxing authorities based on the technical merits of the position.

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

Inventories

We write-down our inventory for estimated obsolescence equal to the difference between the cost of inventory and its estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence), and assumptions about future demand. We also analyze sales levels by product type, including historical and estimated future customer demand for those products to determine if any additional reserves are appropriate. For example, we reserve for items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Any adjustment to our inventory as a result of an estimated obsolescence or net realizable condition is reflected as a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cree, Inc.

We have audited the accompanying consolidated balance sheets of Cree, Inc. as of June 27, 2010 and June 28, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 27, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cree, Inc. at June 27, 2010 and June 28, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cree, Inc.’s internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 18, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

August 18, 2010

CREE, INC.

CONSOLIDATED BALANCE SHEETS

	June 27, 2010	June 28, 2009
	(Thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$397,431	$290,154
Short-term investments	668,974	127,499

Total cash, cash equivalents, and short-term investments	1,066,405	417,653
Accounts receivable, net	117,535	103,035
Income tax receivable	—	1,526
Inventories	112,241	78,841
Deferred income taxes	18,823	10,022
Prepaid expenses and other current assets	40,159	18,359

Total current assets	1,355,163	629,436
Property and equipment, net	419,726	320,110
Long-term investments	—	29,557
Intangible assets, net	106,109	113,328
Goodwill	313,019	304,791
Other assets	5,159	7,345

Total assets	$2,199,176	$1,404,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$63,826	$38,770
Accrued salaries and wages	26,247	16,732
Income taxes payable	14,375	8,139
Deferred income taxes	—	122
Other current liabilities	15,643	7,868
Contingent payment due related to COTCO acquisition	—	57,050

Total current liabilities	120,091	128,681
Long-term liabilities:
Deferred income taxes	39,398	42,752
Other long-term liabilities	11,639	8,386

Total long-term liabilities	51,037	51,138
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 27, 2010 and June 28, 2009; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 27, 2010 and June 28, 2009; 108,002 and 89,659 shares issued and outstanding at June 27, 2010 and June 28, 2009, respectively	135	112
Additional paid-in-capital	1,507,435	857,383
Accumulated other comprehensive income, net of taxes	12,171	11,236
Retained earnings	508,307	356,017

Total shareholders’ equity	2,028,048	1,224,748

Total liabilities and shareholders’ equity	$2,199,176	$1,404,567

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(Thousands, except per share data)
Revenue, net	$867,287	$567,255	$493,296
Cost of revenue, net	456,180	355,349	327,469

Gross profit	411,107	211,906	165,827
Operating expenses:
Research and development	81,407	71,363	58,846
Sales, general and administrative	115,601	86,929	76,607
Amortization of acquisition related intangibles	12,180	16,248	17,127
Loss on disposal or impairment of long-lived assets	4,141	6,776	1,206

Total operating expenses	213,329	181,316	153,786
Operating income	197,778	30,590	12,041
Non-operating income:
Gain on sale of investments, net	1	78	14,117
Other non-operating income	293	203	364
Interest income, net	7,400	8,796	14,527

Income from continuing operations before income taxes	205,472	39,667	41,049
Income tax expense	53,182	9,017	9,237

Income from continuing operations	$152,290	$30,650	$31,812
(Loss) income from discontinued operations	—	(325)	1,627

Net income	$152,290	$30,325	$33,439

Earnings (loss) per share:
Basic:
Income from continuing operations	$1.49	$0.35	$0.37

(Loss) income from discontinued operations	$—	$(0.01)	$0.02

Net income	$1.49	$0.34	$0.39

Diluted:
Income from continuing operations	$1.45	$0.34	$0.36

Income from discontinued operations	$—	$—	$0.02

Net income	$1.45	$0.34	$0.38

Shares used in per share calculation:
Basic	102,371	88,263	86,366

Diluted	104,698	89,081	88,077

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(Thousands)
Cash flows from operating activities:
Net income	$152,290	$30,325	$33,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,424	96,564	99,280
Stock-based compensation	24,067	21,112	15,985
Excess tax benefit from share-based payment arrangements	(21,722)	(714)	(5,467)
Loss (gain) on disposal or impairment of long-lived assets	4,141	6,776	(1,569)
Provision for doubtful accounts	738	1,048	1,339
Gain on sale of investment in securities	(1)	(78)	(14,117)
Amortization of premium/discount on investments	9,503	1,903	(1,153)
Deferred income taxes	(11,046)	(10,762)	825
Changes in operating assets and liabilities:
Accounts receivable	(15,293)	6,209	(31,046)
Inventories	(33,129)	820	(9,253)
Prepaid expenses and other current assets	(18,084)	14,585	(7,241)
Accounts payable, trade	15,717	1,348	2,410
Accrued expenses and other liabilities	52,964	8,783	19,375

Net cash provided by operating activities	250,569	177,919	102,807

Cash flows from investing activities:
Purchase of property and equipment	(168,624)	(55,283)	(55,741)
Purchase of LED Lighting Fixtures, Inc., net of cash acquired	—	—	(7,180)
Payment of COTCO contingent consideration	(57,050)	(60,000)	—
Payment of LLF contingent consideration	(8,773)	(4,386)	—
Purchase of investments	(660,823)	(217,059)	(413,735)
Proceeds from maturities of investments	121,808	134,561	507,091
Proceeds from sale of property and equipment	228	169	1,465
Proceeds from sale of available-for-sale investments	19,120	35,815	17,000
Purchase of patent and licensing rights	(9,273)	(8,660)	(7,647)

Net cash (used in) provided by investing activities	(763,387)	(174,843)	41,253

Cash flows from financing activities:
Net proceeds from issuance of common stock	598,077	26,681	62,243
Excess tax benefit from share-based payment arrangements	21,722	714	5,467
Repurchase of common stock	—	(2,744)	(51,321)

Net cash provided by (used in) financing activities	619,799	24,651	16,389

Effects of foreign exchange changes on cash and cash equivalents	296	794	7,303

Net increase in cash and cash equivalents	107,277	28,521	167,752
Cash and cash equivalents:
Beginning of year	$290,154	$261,633	$93,881
End of year	$397,431	$290,154	$261,633

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$33,441	$13,496	$5,202

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Share- holders’ Equity
	Number of Shares	Par Value
	(Thousands)
Balance at June 24, 2007	84,675	$106	$713,778	$292,289	$9,826	$1,015,999
Exercise of stock options and issuance of shares for cash	3,387	4	62,239	—	—	62,243
Stock-based compensation		—	16,334	—	—	16,334
Income tax benefits from stock option exercises	—	—	6,669	—	—	6,669
Issuance of restricted stock, net	151	—	—	—	—	—
Repurchase of common stock	(1,977)	(2)	(51,319)	—	—	(51,321)
Acquisition of LED Lighting Fixtures, Inc.	1,852	2	58,828	—	—	58,830
Assumption of stock options in connection with acquisition of LED Lighting Fixtures, Inc.	—	—	4,486	—	—	4,486
Net income	—	—	—	33,439	—	33,439
Currency translation gain	—	—	—	—	7,029	7,029
Cumulative effect of change in accounting principle	—	—	—	(36)	—	(36)
Unrealized gain on available-for-sale securities, net of tax of $436	—	—	—	—	731	731
Reclassification of realized gain on sale of Color Kinetics stock, net of tax of $5,000	—	—	—	—	(8,663)	(8,663)

Comprehensive income						32,500

Balance at June 29, 2008	88,088	$110	$811,015	$325,692	$8,923	$1,145,740
Exercise of stock options and issuance of shares for cash	1,550	2	26,679	—	—	26,681
Stock-based compensation	—	—	20,580	—	—	20,580
Income tax benefits from stock option exercises	—	—	2,381	—	—	2,381
Issuance of restricted stock, net	151	—	(528)	—	—	(528)
Repurchase of common stock	(130)	—	(2,744)	—	—	(2,744)
Net income	—	—	—	30,325	—	30,325
Currency translation gain	—	—	—	—	607	607
Unrealized gain on available-for-sale securities, net of tax of $1,268	—	—	—	—	1,706	1,706

Comprehensive income						32,638

Balance at June 28, 2009	89,659	$112	$857,383	$356,017	$11,236	$1,224,748

Exercise of stock options and issuance of shares for cash	5,553	7	163,878	—	—	163,885
Stock-based compensation	—	—	24,271	—	—	24,271
Income tax benefits from stock option exercises	—	—	28,810	—	—	28,810
Issuance of restricted stock, net	140	—	(1,081)	—	—	(1,081)
Issuance of shares for cash	12,650	16	434,174	—	—	434,190
Net income	—	—	—	152,290	—	152,290
Unrealized gain on available-for-sale securities, net of tax of $591	—	—	—	—	935	935

Comprehensive income						153,225

Balance at June 27, 2010	108,002	$135	$1,507,435	$508,307	$12,171	$2,028,048

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business

Cree, Inc. (collectively with its subsidiaries, the “Company”), a North Carolina corporation established in 1987, develops and manufactures semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs), sapphire and other materials used for certain electronic applications. The Company currently focuses its expertise in SiC and GaN on light emitting diode (LED) products, which consist of LED chips, LED components, LED lighting products and SiC wafers. The Company also develops power and radio frequency (RF) products, including power rectifiers and RF devices. The Company has products commercially available in each of these categories.

The Company derives the majority of its revenue from sales of its LED products, including revenues derived from government agencies to support the development of LED lighting. The Company also generates revenue from sales of power and RF products, including revenues derived from government agencies to support the development of SiC- and GaN-based power and RF technology

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2010 fiscal year extended from June 29, 2009 to June 27, 2010 and was a 52-week fiscal year. The Company’s 2009 fiscal year extended from June 30, 2008 to June 28, 2009 and was a 52-week fiscal year. The Company’s 2008 fiscal year extended from June 25, 2007 through June 29, 2008 and was a 53-week fiscal year. The Company’s 2011 fiscal year will extend from June 28, 2010 to June 26, 2011 and will be a 52-week fiscal year.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are valued at the lower of cost or market value, with cost being determined on the first-in, first-out (“FIFO”) method or the average cost method. The Company writes down its inventory balances for estimates of excess and obsolete amounts. These write-downs are recorded as a component of cost of sales. At the point of the write-down, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis. The Company recorded charges for write-downs in inventory of $16.2 million, $11.7 million and $6.6 million, for fiscal 2010, 2009 and 2008, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the assets’ estimated useful lives. Leasehold improvements are amortized over the lesser of the asset life or the life of the related lease. In general, the useful lives are as follows:

Manufacturing equipment	3 to 5 years
Buildings and building improvements	5 to 40 years
Furniture and office equipment	3 to 5 years
Leasehold improvements	Shorter of estimated useful life or lease term

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. GAAP requires that intangible assets other than Goodwill with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful lives. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from one to ten years. U.S. GAAP also requires that goodwill not be amortized but instead be tested for impairment in accordance with the provisions of U.S. GAAP at least annually and more frequently upon the occurrence of certain events (see “Impairment of Long-Lived Assets” below).

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides its customers with limited rights of return for non-conforming shipments and product warranty claims. Certain of the Company’s distributors may be provided rights that allow them to return a portion of inventory and receive credits for changes in selling prices or other targeted sales incentives. In addition, certain of the Company’s sales arrangements provide for limited product exchanges and the potential for reimbursement of certain sales costs. Specifically, the Company reviews historical information and other relevant data and matches returns or other credits to the quarter when the sales were originally recorded. Based on historical information and other relevant factors, the Company estimates its potential future exposure on recorded product sales. As a result, the Company records an allowance, which is recorded as a reduction of product revenue in the consolidated statements of income and as a reduction to accounts receivable in the consolidated balance sheets. The Company also records an asset for the estimated value of these product returns it believes will be returned to inventory and resold.

The Company also recognizes revenue from research contracts with various U.S. Government entities and other parties to aid in the development of new technologies. Revenue from these contracts is recorded on the proportional performance method of accounting as contract expenses are incurred. The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where the Company anticipates that funding will exceed direct costs over the life of the contract, funding is reported as contract revenue and all direct costs are reported as costs of contract revenue. For contracts under which the Company anticipates that direct costs of the activities subject to the contract will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses and related funding is reported as an offset of those expenses.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in selling, general and administrative expenses and amounted to approximately $4.2 million, $3.1 million and $1.9 million for the years ended June 27, 2010, June 28, 2009, and June 29, 2008, respectively.

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

Accounting for Stock-Based Compensation

The Company recognizes compensation expense in its consolidated financial statements for all share-based payments granted based on the fair value on the date of grant. Compensation expense is then recognized over the award’s vesting period.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts and interest receivable, accounts payable and other liabilities approximate fair values at June 27, 2010 and June 28, 2009 due to the short-term nature of these instruments.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records all our taxes collected from customers and remitted to governmental authorities on a net basis (excluding from net operating revenues).

Foreign Currency Translation

Prior to the fourth quarter of fiscal 2009, certain of the Company’s international subsidiaries had a non-U.S. Dollar functional currency. However, during the fourth quarter of fiscal 2009, due to a further refinement of the Company’s global supply chain, the Company determined that its international subsidiaries had the U.S. Dollar as their functional currency.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

International Financial Reporting Standards

In November 2008, the Securities & Exchange Commission (“SEC”) released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. In February 2010, the SEC released a statement in support of the convergence of U.S. GAAP and IFRS and directed its staff to prepare a Work Plan to aid in the evaluation of the impact of adopting IFRS on U.S. companies and to assess the comments provided by constituents on the previously released roadmap. The SEC has stated that it will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

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

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition with Multiple Deliverables

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for the Company beginning in the first quarter of fiscal 2011, however early adoption was permitted. The Company does not expect the impact of this new guidance to be material to its consolidated financial statements.

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

The Milestone Method of Revenue Recognition

In May 2010, the FASB issued amended guidance on the milestone method of revenue recognition. The amendment provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company plans to adopt the guidance on a prospective basis in the first quarter of fiscal 2011. The application of this new guidance is not expected to be material to the Company’s consolidated financial statements.

Note 3—Acquisitions

Acquisition of LED Lighting Fixtures, Inc.

On February 29, 2008 the Company acquired LED Lighting Fixtures, Inc. (“LLF”) through a wholly owned subsidiary that merged into Cree, Inc. on June 27, 2010. The Company acquired all of the outstanding share capital of LLF in exchange for total upfront consideration of $80.8 million, consisting of (1) $16.5 million in cash, (2) approximately 1.9 million shares of the Company’s common stock valued at $58.8 million, (3) the assumption of fully vested LLF employee stock options valued at $4.5 million, and (4) transaction costs of $1.0 million consisting primarily of professional fees incurred relating to attorneys, accountants and valuation advisors. Under the acquisition terms, additional consideration of up to $26.4 million would become payable to the former shareholders of LLF if defined product development targets and key employee retention measures were achieved over the three calendar years following the acquisition.

The initial purchase price for this acquisition was as follows (in thousands):

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

The identifiable assets acquired as a result of the acquisition are being amortized over their respective estimated useful lives as follows (in thousands, except for years):

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

The operations acquired through the LLF acquisition met the conditions necessary for the earn-out payment for the calendar year ended December 31, 2008 and as a result, the Company made a cash payment in the amount of $4.4 million to the former shareholders of LLF in the third quarter of fiscal 2009, thus increasing goodwill in the Company’s consolidated financial statements. LLF met the conditions necessary for the earn-out payment for the calendar year ended December 31, 2009 and as a result, the Company made a cash payment in the amount of $8.8 million to the former shareholders of LLF in the third quarter of fiscal 2010, thus increasing goodwill in the

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s consolidated financial statements. If LLF meets the conditions necessary for the earn-out payment during the calendar year ending December 31, 2010, an additional contingent cash payment totaling up to $13.2 million would become payable to the former shareholders of LLF. If such contingent payment occurs, it will be considered as additional purchase price and result in an increase in goodwill.

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

The initial purchase price for this acquisition was as follows (in thousands):

Cash consideration paid to COTCO shareholder	$77,334
Fair value of common stock issued by the Company	126,943
Direct transaction fees and expenses	3,065

Total purchase price	$207,342

The purchase price for this acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$1,110
Accounts receivable	20,376
Inventories	22,916
Other current assets	54
Property and equipment	24,066

Total tangible assets	$68,522

Intangible assets:
Customer relationships	$51,000
Trade names and license agreements	150
Developed technology	7,220
In-process research and development charge	950
Goodwill	108,249

Total intangible assets	$167,569

Liabilities assumed:
Accounts payable	$10,870
Accrued expenses	5,576
Deferred tax liability	12,303

Total liabilities assumed	$28,749

Net assets acquired	$207,342

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The identifiable assets acquired as a result of the acquisition are being amortized over their respective estimated useful lives as follows (in thousands, except for years):

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

The operations assumed in the COTCO acquisition achieved the required EBITDA target for fiscal 2008 such that the first tranche of the additional consideration in the amount of $60.0 million was earned as of June 2008. The Company made a cash payment to settle this obligation in the amount of $60.0 million to the former shareholder of COTCO in the first quarter of fiscal 2009. The operations assumed in the COTCO acquisition also achieved certain EBITDA targets for fiscal 2009, which resulted in an additional purchase price of $57.1 million. The Company made a final cash payment to settle this obligation in the amount of $57.1 million to the former shareholder of COTCO in the first quarter of fiscal 2010. These additional payments were treated as additional consideration and increased goodwill in the Company’s consolidated financial statements.

Note 4—Financial Statement Details

Accounts Receivable, net

The following is a summary of the components of accounts receivable, net (in thousands):

	June 27, 2010	June 28, 2009
Billed trade receivables	$138,642	$113,085
Unbilled contract receivables	1,391	2,125

	140,033	115,210
Allowance for sales returns and other incentives	(20,551)	(9,644)
Allowance for bad debts	(1,947)	(2,531)

Total accounts receivable, net	$117,535	$103,035

The following table summarizes the changes in the Company’s allowance for sales returns and other incentives (in thousands):

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Balance at beginning of period	$9,644	$5,944	$4,552
Current period claims	(23,036)	(10,981)	(12,342)
Provision for sales returns	33,943	14,681	13,734

Balance at end of period	$20,551	$9,644	$5,944

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a rollforward of the Company’s allowance for bad debts (in thousands):

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Balance at beginning of period	$2,531	$1,719	$635
Current year provision	738	1,048	1,339
Write-offs net of recoveries	(1,322)	(236)	(255)

Balance at end of period	$1,947	$2,531	$1,719

Inventories

The following is a summary of the components of inventories (in thousands):

	June 27, 2010	June 28, 2009
Raw material	$24,858	$14,069
Work-in-progress	57,180	39,090
Finished goods	30,203	25,682

Total inventories	$112,241	$78,841

Property and Equipment, net

The following table reflects the components of property and equipment (in thousands):

	June 27, 2010	June 28, 2009
Furniture and fixtures	$8,273	$8,169
Land and buildings	211,391	178,140
Machinery and equipment	649,558	554,742
Computer hardware and software	20,518	17,957
Leasehold improvements and other	17,894	15,424

	907,634	774,432
Accumulated depreciation	(561,347)	(498,962)

	346,287	275,470
Construction in progress	73,439	44,640

Property and Equipment, net	$419,726	$320,110

Depreciation of property and equipment used in continuing operations totaled $74.1 million, $76.7 million and $79.0 million for the years ended June 27, 2010, June 28, 2009, and June 29, 2008, respectively.

During the years ended June 27, 2010, June 28, 2009, and June 29, 2008, the Company recorded approximately $3.9 million, $6.3 million and $0.7 million, respectively, as losses on disposals or impairments of property and equipment. These charges are reflected in loss or impairment on disposal of property and equipment in the accompanying consolidated statements of income.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Investments

Short-term and long-term investments consist of high-grade corporate bonds and other debt securities. All marketable investments are classified as available-for-sale as of June 27, 2010.

The following table provides a summary of marketable investments as of June 27, 2010 (in thousands):

	June 27, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$441,653	$3,502	$(117)	$445,038
Corporate bonds	120,991	1,478	(20)	122,449
Municipal variable rate demand notes	15,685	—	(1)	15,684
U.S. agency securities	72,531	615	(32)	73,114
U.S. government securities	7,533	76	—	7,609
Non-U.S. government securities	5,091	—	(11)	5,080

	$663,484	$5,671	$(181)	$668,974

The following table presents the gross unrealized losses and estimated fair value of the Company’s investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 27, 2010 (in thousands):

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$117,470	$(117)	$—	$—	$117,470	$(117)
Corporate bonds	11,126	(20)	—	—	11,126	(20)
Municipal variable rate demand notes	5,006	(1)	—	—	5,006	(1)
U.S. agency securities	5,120	(32)	—	—	5,120	(32)
U.S. government securities	—	—	—	—	—	—
Non-U.S. government securities	5,095	(11)	—	—	5,095	(11)

Total	$143,817	$(181)	$—	$—	$143,817	$(181)

Number of securities with an unrealized loss		42		—		42

The following table provides a summary of marketable investments as of June 28, 2009 (in thousands):

	June 28, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$94,745	$2,483	$(6)	$97,222
Corporate debt securities	23,398	371	(36)	23,733
U.S. agency securities	19,895	698	—	20,593
U.S. government securities	15,054	454	—	15,508

	$153,092	$4,006	$(42)	$157,056

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

Each of the securities in the above tables generally has an investment grade rating and is an unrealized loss position solely due to interest rate changes, sector credit rating changes or company-specific rating changes. The Company evaluates its investments for possible impairment on a periodic basis. It considers such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated recovery in market value. The Company considers the declines in the above securities to be temporary in nature, and, accordingly, does not consider these securities to be impaired as of June 27, 2010.

The contractual maturities of marketable investments at June 27, 2010 were as follows (in thousands):

	June 26, 2011	June 24, 2012	June 30, 2013	June 29, 2014	June 28, 2015	Thereafter	Total
Municipal bonds	$179,313	$116,066	$88,614	$44,076	$16,969	$—	$445,038
Corporate bonds	19,412	79,046	23,991	—	—	—	122,449
Municipal variable rate demand notes	—	—	—	—	—	15,684	15,684
U.S. agency securities	35,797	7,724	29,593	—	—	—	73,114
U.S. government securities	7,609	—	—	—	—	—	7,609
Non-U.S. government securities	5,080	—	—	—	—	—	5,080

Total	$247,211	$202,836	$142,198	$44,076	$16,969	$15,684	$668,974

During fiscal 2008, the Company liquidated its remaining 500,000 shares in Color Kinetics, Incorporated (“Color Kinetics”). The Company received proceeds of $17.0 million and recognized a pre-tax gain of $14.1 million. The Company no longer holds an equity investment in Color Kinetics.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Fair Value of Financial Instruments

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

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. The financial assets for which the Company may be required to perform non-recurring fair value remeasurements (e.g., an impairment of assets) are any investments in privately-held companies. As of June 27, 2010, financial assets utilizing Level 1 inputs included money market funds and investments traded on active securities exchanges. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds and variable rate demand notes, and U.S. agency securities. Level 2 assets are valued using a third-party pricing service’s consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company does not have any significant financial assets requiring the use of Level 3 inputs.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy and using the lowest level of input (in thousands):

	Financial Instruments Carried at Fair Value
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$12,809	$—	$—	$12,809
Municipal bonds	—	10,734	—	10,734
U.S. agency securities	—	600	—	600

Total cash equivalents	12,809	11,334	—	24,143
Short-term investments
Municipal bonds	—	445,038	—	445,038
Corporate bonds	—	122,449	—	122,449
Municipal variable rate demand notes	—	15,684	—	15,684
U.S. agency securities	—	73,114	—	73,114
U.S. government securities	7,609	—	—	7,609
Non-U.S. government securities	—	5,080	—	5,080

Total short-term investments	7,609	661,365	—	668,974

Total assets	$20,418	$672,699	$—	$693,117

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

Note 7—Intangible Assets and Goodwill

Intangible Assets

The following table reflects the components of intangible assets (in thousands):

	June 27, 2010	June 28, 2009
Customer relationships	$52,620	$52,620
Developed technology	51,860	51,860
Patent and license rights	71,762	62,733

	$176,242	$167,213
Accumulated amortization	(70,133)	(53,885)

Intangible assets, net	$106,109	$113,328

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company invested $9.3 million, $8.7 million and $7.6 million for the years ended June 27, 2010, June 28, 2009, and June 29, 2008, respectively for patent and license rights.

Total amortization of intangible assets used in continuing operations totaled $16.3 million, $19.9 million and $20.3 million for the years ended June 27, 2010, June 28, 2009, and June 29, 2008, respectively. For the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, the Company recorded $0.2 million, $0.5 million and $0.5 million, respectively, in impairment charges related to its patent portfolio.

Future amortization expense of intangible assets is estimated to be as follows (amounts in thousands):

Fiscal Year Ending
June 26, 2011	$14,237
June 24, 2012	12,232
June 30, 2013	11,298
June 29, 2014	9,164
June 28, 2015	6,332
Thereafter	52,846

$106,109

Goodwill

Goodwill increased from approximately $304.8 million at June 28, 2009 to approximately $313.0 million at June 27, 2010 due primarily to the contingent consideration payment related to the acquisition of LLF. The Company recorded no impairments of goodwill for the fiscal years ended June 27, 2010, June 28, 2009, or June 29, 2008.

Note 8—Discontinued Operations

During fiscal 2006, the Company discontinued the operations of its silicon-based RF and microwave semiconductor business conducted by its Cree Microwave subsidiary. In accordance with U.S. GAAP the Company reported the operating results for the Cree Microwave silicon-based RF and microwave business for the years ended June 29, 2008, June 24, 2007 and June 25, 2006, and the related assets and liabilities on the consolidated balance sheets at June 29, 2008 and June 24, 2007 as a discontinued operation.

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

During the fourth quarter of fiscal 2009 the Company negotiated the termination of its operating lease associated with the Sunnyvale facility. The Company had remained liable for the operating lease expenses of the Sunnyvale facility through November 2011. The termination resulted in a one-time net after-tax loss of $0.1 million, which is included in the net loss from discontinued operations in the accompanying financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Shareholders’ Equity

In September 2009, the Company issued and sold 12.65 million shares of its common stock, with net proceeds of approximately $434.0 million.

As of June 27, 2010, there remained approximately 4.5 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 26, 2011. During the fiscal year ended June 27, 2010 no shares were repurchased under the program. During the fiscal year ended June 28, 2009, the Company repurchased approximately 0.1 million shares at an average price of $21.18 per share with an aggregate value of approximately $2.7 million. During the fiscal year ended June 29, 2008, the Company repurchased approximately 2.0 million shares at an average price of $25.95 per share with an aggregate value of approximately $51.3 million. Since the inception of the predecessor stock repurchase program in January 2001, the Company has repurchased 9.8 million shares of its common stock at an average price of $19.74 per share with an aggregate value of $193.5 million. The Company expects to use available cash to finance any purchases under the current program. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of the Company's management. The Company will continue to determine the time and extent of any repurchases based on its evaluation of market conditions and other factors.

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

At June 27, 2010, the Company had reserved a total of approximately 11.6 million shares of its common stock and 0.1 million shares of its Series A preferred stock for future issuance as follows (in thousands):

Number of Shares
For exercise of outstanding common stock options	5,638
For future equity awards under 2004 Long-Term Incentive Compensation Plan	5,144
For future issuance under the Non-Employee Director Stock Compensation and Deferral Program	100
For future issuance to employees under the 2005 Employee Stock Purchase Plan	687

Total common shares reserved	11,569

Series A preferred stock reserved for exercise of rights issued under shareholders’ rights plan	100

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Earnings Per Share

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Basic:
Net income	$152,290	$30,325	$33,439

Weighted average common shares	102,371	88,263	86,366

Basic earnings per share	$1.49	$0.34	$0.39

Diluted:
Net income	$152,290	$30,325	$33,439

Weighted average common shares—basic	102,371	88,263	86,366
Dilutive effect of stock options	2,327	818	1,711

Weighted average common shares—diluted	104,698	89,081	88,077

Diluted earnings per share	$1.45	$0.34	$0.38

Potential common shares that have the effect of increasing diluted earnings per share are considered to be antidilutive and as such, these shares are not included in calculating diluted earnings per share. As of June 27, 2010, June 28, 2009, and June 29, 2008, there were 0.4 million, 7.0 million and 4.5 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

Note 11—Stock-Based Compensation

Overview of Employee Stock-Based Compensation Plans

The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. In addition, the Company has two plans that have been terminated as to future grants, but under which options are currently outstanding. The Company also assumed options that were initially granted pursuant to plans adopted by companies acquired by the Company. The Company’s plans are as follows:

2004 Long-Term Incentive Compensation Plan—This plan provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units and performance units. Currently, this is the only plan under which awards can be granted. As approved by the Company’s shareholders in November 2004, the plan authorized issuance of up to 1,200,000 shares plus the number of shares then authorized for issuance under the Equity Compensation Plan and not thereafter used for awards under the Equity Compensation Plan. The Company’s shareholders have approved amendments increasing the shares authorized for issuance under the plan as follows:

Date of Amendment	Additional Shares Authorized
November 3, 2005	2,000,000
November 1, 2007	2,000,000
October 30, 2008	3,000,000
October 29, 2009	3,000,000

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company also has an Employee Stock Purchase Plan (the “ESPP”) that provides employees with the opportunity to purchase common stock through payroll deductions. The Company established its original ESPP in 1999 and terminated it on October 31, 2005. The Company’s shareholders approved the present ESPP on November 3, 2005. The Company’s board of directors has reserved a total of 600,000 shares of common stock for issuance under the terms of the 2005 ESPP. On October 30, 2008, the Company’s shareholders approved an amendment to the 2005 ESPP, which increased the shares authorized for issuance under the plan by an additional 900,000 shares. Under the 2005 ESPP, the purchase price is set at 85% of the fair market value of common stock on the purchase date. The 2005 ESPP also limits employee contributions to 15% of each employee’s compensation (as defined in the plan). Participation periods have a six month duration beginning in May and November of each year.

Stock Option Awards

The following table summarizes option activity as of June 27, 2010 and changes during the fiscal year then ended (total and shares in thousands):

	Number of Shares	Weighted- Average Exercise price	Weighted Average Remaining Contractual Term	Total Intrinsic Value
Outstanding at June 28, 2009	8,978	$28.33
Granted	2,222	$38.43
Exercised	(5,421)	$29.14
Forfeited or expired	(141)	$40.00

Outstanding at June 27, 2010	5,638	$31.23	4.84	$192,076

Vested or expected to vest at June 27, 2010	5,525	$31.13	4.82	$188,767

Exercisable at June 27, 2010	1,651	$28.69	2.97	$60,820

The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on June 25, 2010 (the last trading day of fiscal 2010) of $65.06 and the exercise price for in-the-money options that would have been received by the holders if all instruments had been exercised on June 27, 2010. As of June 27, 2010, there was $34.6 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.75 years.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at June 27, 2010 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Wgtd. Avg. Remaining Contractual Life (years)	Wgtd. Avg. Exercise Price	Number	Wgtd. Avg. Exercise Price
$ 0.01 to $22.89	484	3.66	$16.48	407	$16.35
22.89 to 22.93	1,256	5.18	22.90	200	22.90
22.93 to 31.23	1,296	3.98	28.15	598	27.20
31.23 to 35.89	2,176	5.68	35.43	230	31.73
35.89 to 75.55	426	3.49	60.54	216	58.25

Total	5,638	4.84	$31.23	1,651	$28.69

Other information pertaining to stock-based awards of options is as follows (in thousands, except per share data):

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Weighted average grant date fair value per share of options	$14.58	$9.29	$12.15
Total intrinsic value of options exercised	$118,162	$11,906	$37,960

Restricted Stock Awards

A summary of nonvested shares of restricted stock awards (“RSAs”) outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of June 27, 2010 and changes during the year then ended is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at June 28, 2009	369	$23.51
Granted	169	36.00
Vested	(120)	23.17
Forfeited	—	—

Nonvested at June 27, 2010	418	$28.68

As of June 27, 2010, there was $8.5 million of unrecognized compensation cost related to unvested RSAs, which is expected to be recognized over a weighted average period of 2.8 years.

Stock-Based Compensation Valuation and Expense

The Company accounts for its employee stock-based compensation plans using the fair value method. The fair value method requires the Company to estimate the grant date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of the Company’s stock option awards the Company currently uses the Black-Scholes option-

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pricing model. The determination of the fair value of stock-based awards on the date of grant using an option- pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models available today, including future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company’s financial statements. For restricted stock awards, grant date fair value is based upon the market price of the Company’s common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.

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

Total stock-based compensation expense was as follows (in thousands):

	Fiscal Years Ended
Income Statement Classification	June 27, 2010	June 28, 2009	June 29, 2008
Cost of goods sold	$3,091	$4,250	$2,913
Research and development	5,040	5,267	4,362
Sales, general and administrative	15,936	11,595	8,710

Total operating expenses	20,976	16,862	13,072

Total	$24,067	$21,112	$15,985

The weighted average assumptions used to value stock option grants were as follows:

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Stock Option Grants:
Risk-free interest rate	1.76%	2.68%	3.70%
Expected life, in years	3.7	4.0	4.6
Expected volatility	48.4%	49.7%	45.5%
Dividend Yield	—	—	—

The following describes each of these assumptions and the Company’s methodology for determining each assumption:

Risk-Free Interest Rate

The Company estimates the risk-free interest rate using the U.S. Treasury bill rate with a remaining term equal to the expected life of the award.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 12—Income Taxes

The following are the components of income from continuing operations (in thousands):

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Domestic	$153,848	$811	$8,475
Foreign	51,624	38,856	32,574

Total	$205,472	$39,667	$41,049

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the components of income tax expense from continuing operations (in thousands):

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Current:
Federal	$45,005	$12,363	$1,323
Foreign	12,963	6,605	6,953
State	6,260	811	136

	64,228	19,779	8,412

Deferred:
Federal	(8,180)	(6,831)	5,344
Foreign	(2,837)	(3,209)	(4,612)
State	(29)	(722)	93

	(11,046)	(10,762)	825

Income tax expense	$53,182	$9,017	$9,237

Actual income tax expense from continuing operations differed from the amount computed by applying the U.S. federal tax rate of 35% to pre-tax earnings from continuing operations as a result of the following (in thousands, except percentages):

	Fiscal Years Ended
	June 27, 2010	% of Income	June 28, 2009	% of Income	June 29, 2008	% of Income
Federal income tax provision at statutory rate	$71,916	35%	$13,883	35%	$14,368	35%
Increase (decrease) in income tax expense resulting from:
State tax provision, net of federal benefit	4,135	2%	88	0%	229	1%
Tax exempt interest	(1,089)	-1%	(669)	-2%	—	0%
Exam settlements	1,645	1%	494	1%	—	0%
48C Investment Tax Credit	(1,401)	-1%	—	0%	—	0%
Change in valuation allowance	(399)	0%	(28)	0%	(1,085)	-3%
Increase (decrease) in tax reserve	(3,462)	-2%	4,720	12%	3,892	9%
Research and development credits	(1,092)	-1%	(580)	-1%	(487)	-1%
Subpart F “Deemed Dividend”	6,515	3%	948	3%	3,021	7%
Qualified production activities deduction	(3,945)	-2%	(560)	-1%	(82)	0%
Foreign tax credits	(2,717)	-1%	(263)	-1%	(1,129)	-3%
Statutory rate differences	(14,939)	-7%	(8,249)	-21%	(5,929)	-14%
Foreign non-taxable income	(559)	0%	(1,365)	-3%	(1,342)	-3%
Effect of tax rate change	(707)	0%	(202)	-1%	(500)	-1%
Other	(719)	0%	800	2%	(1,719)	-4%

Income tax expense	$53,182	26%	$9,017	23%	$9,237	23%

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	June 27, 2010	June 28, 2009
Deferred tax assets:
Compensation	$5,067	$1,761
Inventory	3,204	2,655
Sales return reserve and allowance for bad debts	8,151	4,264
Federal and state net operating loss carryforwards	532	414
Federal capital loss carryforwards	—	923
State credits	480	6,882
Investments	976	976
Stock-based compensation	10,109	12,841
Deferred revenue	1,921	230

Total gross deferred assets	30,440	30,946
Less valuation allowance	(1,437)	(8,620)

Deferred tax assets, net	29,003	22,326

Deferred tax liabilities:
Property and equipment	(17,643)	(21,867)
Intangible assets	(28,810)	(30,244)
Available-for-sale securities	(2,072)	(1,496)
Prepaid taxes and other	(1,053)	(1,571)

Total gross deferred liability	(49,578)	(55,178)

Deferred tax liability, net	$(20,575)	$(32,852)

The components giving rise to the net deferred tax assets (liabilities) have been included in the accompanying consolidated balance sheet as follows (in thousands):

	As of June 27, 2010
	Asset		Liabilities
	Current	Noncurrent	Current	Noncurrent
U.S. federal income taxes	$18,258	$—	$—	$(38,058)
Hong Kong and other income taxes	565	—	—	(1,340)

	$18,823	$—	$—	$(39,398)

	As of June 28, 2009
	Asset		Liabilities
	Current	Noncurrent	Current	Noncurrent
U.S. federal income taxes	$10,022	$—	$—	$39,262
Hong Kong and other income taxes	—	—	122	3,490

	$10,022	$—	$122	$42,752

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 27, 2010 the Company has approximately $5.3 million of state net operating loss carryovers against which a full valuation allowance has been recorded at June 27, 2010. Furthermore, the Company has approximately $2.2 million of alternative minimum tax carryforwards that relate to excess stock option benefit which, if and when realized, will credit additional paid in capital. Additionally, the Company has $0.5 million of state income tax credit carryforwards. The state net operating loss carryovers will begin to expire in 2015 and the state income tax credit carryforwards will begin to expire in fiscal 2016.

During fiscal year 2010, the Company was notified by the Internal Revenue Service that it had been allocated $39 million of federal tax credits as part of the American Recovery and Reinvestment Act of 2009 (Internal Revenue Section 48C). This $39 million allocation was based upon the Company projecting that it would put into service approximately $130 million of qualified equipment into its United States manufacturing locations over the next three years. As of June 27, 2010 the Company has generated $10.8 million of 48C credit. The tax benefit (net of related basis adjustments) will be amortized into income over the useful life (5 years) of the underlying equipment that was placed in service to generate these credits. As of June 27, 2010 the Company has recognized an income tax benefit of $1.4 million related to these credits.

Effective with the beginning of the first quarter of fiscal 2008, the Company adopted the provisions of U.S. GAAP relating to the accounting for uncertainty in income taxes. The guidance contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with U.S. GAAP. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement.

At June 28, 2009 the Company had recorded $10.9 million of unrecognized tax benefits. During fiscal 2010, the Company recognized a net decrease in total unrecognized tax benefits of $3.3 million comprised of a decrease of $2.8 million as a result of the settlement of the Internal Revenue Service (“IRS”) examination in fiscal year 2008 and a decrease of $0.5 million related to Hong Kong statute expirations. As a result, the total amount of unrecognized tax benefits as of June 27, 2010 is $7.6 million. Of the $7.6 million total unrecognized tax benefits, $7.6 million represents tax positions that, if recognized, would impact the effective tax rate. Although timing of the resolution and/or closure on audits is highly uncertain, the Company believes it is reasonably possible that approximately $1.4 million of gross unrecognized tax benefits will materially change in the next 12 months as a result of pending audit settlements or statute expirations.

The following is a tabular reconciliation of the Company’s change in uncertain tax positions (in thousands):

	June 27, 2010	June 28, 2009
Beginning Balance	$10,878	$17,757
Increases related to current year tax positions	—	1,964
Increases related to prior year tax positions	72	2,921
Decreases related to prior year tax positions	—	(65)
Expiration of statute of limitations for assessment of taxes	(427)	(486)
Settlement of tax positions	(2,921)	(11,213)

Ending Balance	$7,602	$10,878

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. As of June 27, 2010, the Company accrued $38 thousand for the payment of interest related to unrecognized tax benefits. The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to examinations for fiscal years ended June 29, 2008 and prior. For foreign purposes, the Company is no longer subject to examination for tax periods 1999 and prior. Certain carryforward attributes generated in prior years remain subject to examination and adjustment. For U.S. state tax returns the Company is generally no longer subject to tax examinations for fiscal years prior to 2007. During fiscal year 2010, the Company settled its examinations with the Internal Revenue Service and the North Carolina Department of Revenue. As a result of these settlements the Company recognized an increase in tax expense for the examinations in the amounts of $0.7 million and $0.9 million, respectively.

The Company previously established a valuation allowance for capital loss carryforwards and unrealized losses on certain securities, as the Company believed that it was more likely than not that the tax benefits of the items would not be realized. For the fiscal year ended June 27, 2010 the valuation allowance decreased by $7.2 million. Of this amount $6.0 million decreased as a result of the utilization and disallowance of income tax credits disallowed upon examination of the North Carolina Department of Revenue (with a corresponding decrease to the deferred tax assets for the income tax credits). An additional $0.8 million decrease was the result of releasing the remaining valuation allowance on the state credits as the Company believes it is more likely than not the remaining credits will be fully utilized prior to the expiry. Further, the valuation allowance decreased by $0.9 million related to the expiry of unused capital losses (with a corresponding decrease to the related deferred tax asset for capital losses). The Company additionally recorded increases to the valuation allowance for state income tax losses and foreign tax losses in the amount of $0.4 million (with a corresponding increase to income tax expense) and $0.1 million (with a corresponding increase to the related deferred tax asset) respectively which the company has determined will more likely than not expire before being utilized.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the U.S. As of June 27, 2010, U.S. income taxes were not provided for on a cumulative total of approximately $114.2 million of undistributed earnings for certain non-U.S. subsidiaries, as the Company currently intends to reinvest these earnings in foreign operations indefinitely. Determination of the amount of any deferred tax liability on these undistributed earnings is not practicable.

During fiscal 2010, the Company was awarded a tax holiday in China with respect to its new chip manufacturing operations. This arrangement, which allows for 0% tax for 3 years starting in fiscal 2011, did not impact tax expense for fiscal 2010 as profits derived from this manufacturing operation have not been realized during fiscal 2010. As such, the benefit of the tax holiday on net income per diluted share at June 27, 2010 was $0.0 million.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Commitments and Contingencies

Lease Commitments

The Company leases certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through August 2015. All of the lease agreements provide for rental adjustments for increases in base rent (up to specific limits), property taxes and general property maintenance that would be recorded as rent expense if applicable. The Company records net rent expense on a straight-line basis over the life of the lease. Rent expense associated with these operating leases totaled approximately $2.7 million, $2.3 million and $2.2 million for each of the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, respectively. Sublease income was approximately $0.0 million, $0.7 million and $0.8 million for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, respectively. Future minimum rental payments as of June 27, 2010 (under leases currently in effect) are as follows, (in thousands):

Fiscal Years Ending	Minimum Rental Amount
June 26, 2011	$2,265
June 24, 2012	2,027
June 30, 2013	1,488
June 29, 2014	1,182
June 28, 2015	1,075
Thereafter	265

Total	$8,302

Litigation

The Company is currently a party to various legal proceedings, including certain of the proceedings noted in this section. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company’s financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in matters for which injunctive relief or other conduct remedies are sought, an injunction prohibiting us from selling one or more products at all or in particular ways. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on the Company’s business, results of operation, financial position, and overall trends.

Neumark v. Cree, Inc.

On June 27, 2005, Gertrude Neumark Rothschild commenced a patent infringement lawsuit against the Company by filing a complaint in the U.S. District Court for the Southern District of New York. The case was later transferred to the U.S. District Court for the District of Massachusetts. The plaintiff alleged that the Company was infringing U.S. Patent No. 4,904,618, entitled “Process for Doping Crystals of Wide Band Gap Semiconductors,” and U.S. Patent No. 5,252,499, entitled “Wide Band-Gap Semiconductors Having Low Bipolar Resistivity and Method of Formation,” by manufacturing, importing, using, selling and/or offering for sale LEDs and/or laser diodes created using processes claimed in the patents. The complaint sought damages in an unspecified amount, an injunction against infringements, attorneys’ fees and costs. The Company filed an answer and counterclaims in which, among other defenses, it denied any infringement and sought a declaratory judgment that the patents were invalid and unenforceable. In June 2010, the parties entered into a settlement agreement pursuant to which the lawsuit was dismissed with prejudice without any admission of liability by either party.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dynacraft Industries Sdn Bhd v. Cree, Inc. and Cree Malaysia Sdn Bhd

On April 29, 2009, Dynacraft Industries Sdn Bhd commenced an action against the Company and Cree Malaysia Sdn Bhd, a subsidiary of the Company, in Malaysia in a filing with the High Court of Malaysia at Pulau Pinang (Penang). The statement of claim filed in the action alleges that the Cree defendants breached an agreement to purchase from Dynacraft certain real property in Malaysia for a contract price of 38,000,000 Malaysia ringgit (approximately $10.8 million) and seeks an award of damages in an unspecified amount. The Cree defendants have filed defenses denying liability for damages.

The Fox Group, Inc. v. Cree, Inc. and Dow Corning Corporation

On June 29, 2010, The Fox Group, Inc. commenced a patent infringement lawsuit against the Company by filing a complaint in the U.S. District Court for the Eastern District of Virginia that names the Company and Dow Corning Corporation as defendants. The complaint asserts that each of the defendants is infringing U.S. Patent No. 6,534,026, entitled “Low Defect Density Silicon Carbide” and U.S. Patent No. 6,562,130, entitled “Low Defect Axially Grown Single Crystal Silicon Carbide.” It alleges that the Company is infringing the patents by making, using, selling, and/or offering for sale silicon carbide substrates and products that use silicon carbide that practice the inventions claimed in the patents, and it requests a judgment against the Company for damages in an unspecified amount, an injunction against infringements, attorneys’ fees and costs.

The Company has not yet filed a response. The Company denies that it has infringed or is infringing the patents and intends to assert additional defenses to the claims. According to a signed declaration of the plaintiff’s chief executive officer filed in June 2010 in related litigation not involving the Company, The Fox Group, Inc. operates a patent licensing business, has only one employee, projects its revenue for its fiscal year ending June 30, 2010 to be less than $150,000, and does not make, use, sell or offer for sale any silicon carbide products.

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

The Company has the following percentage of its accounts receivable due from the following customers who account for more than 10% of the consolidated balance as of each fiscal year-end:

	June 27, 2010	June 28, 2009
Arrow Electronics, Inc.	19%	12%
World Peace Industrial Co., Ltd.	15%	9%
Seoul Semiconductor Co., Ltd.	5%	14%
Konwin Technology Ltd.	0%	11%

The Company has derived its product revenue from sales to customers who represent more than 10% of consolidated revenue as follows:

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Arrow Electronics, Inc.	19%	11%	5%
World Peace Industrial Co., Ltd.	11%	7%	3%
Seoul Semiconductor Co., Ltd	9%	13%	13%
Sumitomo Corporation	8%	8%	13%

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company depends on single or limited source vendors for supplying certain of its raw materials, equipment and components used in manufacturing its products. Any interruption in the supply of these items could have a significant adverse effect on the Company’s operations.

Note 15—Retirement Savings Plan

The Company sponsors an employee benefit plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. All U.S. employees are eligible to participate under the Plan on the first day of a new fiscal month after the date of hire. Under the Plan, there is no fixed dollar amount of retirement benefits; rather, the Company matches a defined percentage of employee deferrals, and employees vest in these matching funds over time. During the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, the Company contributed approximately $3.1 million, $2.7 million and $1.8 million to the Plan, respectively. The Pension Benefit Guaranty Corporation does not insure the Plan.

Note 16—Related Party Transactions

Transactions with Bridgelux, Inc.

From September 2006 until December 2008, the Company and the Trustees of Boston University (the “University”) had multiple patent infringement lawsuits pending with Bridgelux, Inc. (formerly eLite Optoelectronics) (“Bridgelux”) as the opposing party. In June 2007, Mark Swoboda was appointed Chief Executive Officer of Bridgelux and transitioned to the role of President in January 2010. He left Bridgelux in June 2010. Mark Swoboda is the brother of the Company’s Chairman, Chief Executive Officer and President, Charles M. Swoboda.

On December 22, 2008, the Company and the University entered into a Settlement and License Agreement with Bridgelux in which the parties agreed to settle their pending patent infringement litigation and to dismiss all claims and counterclaims in the suits. As part of the settlement, the Company granted Bridgelux a license to the Company and University patents at issue in the litigation, and Bridgelux agreed to pay the Company an upfront fee of $1.5 million and royalties ranging from 3% to 6% of certain Bridgelux sales, depending on the percentage of Bridgelux’ LED chip requirements that it purchases from the Company during each royalty measurement period. In fiscal 2010, Bridgelux paid the Company royalties of approximately $0.8 million. In fiscal 2009, Bridgelux paid the Company royalties of approximately $0.1 million. Bridgelux is required to purchase a certain portion of its LED chip requirements from the Company beginning July 1, 2010 through the end of the term of the Agreement.

To facilitate Bridgelux’ purchases of LED chips from the Company, Bridgelux and the Company also entered into a Supply Agreement on December 22, 2008. No sales occurred under the Supply Agreement during fiscal 2010 or fiscal 2009.

Transactions with Intematix Corporation

In July 2010 Mark Swoboda was appointed Chief Executive Officer of Intematix Corporation (Intematix). Prior to his appointment as Chief Executive Officer, Mr. Swoboda was unaffiliated with Intematix. Mark Swoboda is the brother of the Company’s Chairman, Chief Executive Officer and President, Charles M. Swoboda. For a number of years the Company has purchased raw materials from Intematix and sold LED chips to Intematix pursuant to standard purchase orders in the ordinary course of business. The Company anticipates that it will continue to purchase raw materials from Intematix and sell LED chips to Intematix in the future pursuant to standard purchase orders.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Geographic Information

The Company is currently organized and managed as one operating and reportable segment. The Company conducts business in several foreign countries. The following table sets forth the percentage of revenues from external customers by country:

	Revenues from External Customers
	For the Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
China (including Hong Kong)	40%	38%	33%
United States	19%	20%	18%
Europe	13%	10%	6%
South Korea	10%	15%	16%
Japan	9%	9%	13%
Malaysia	2%	3%	6%
Taiwan	4%	3%	4%
Other	3%	2%	4%

Total	100%	100%	100%

The following table sets forth the Company’s long-lived assets including net property and equipment by country (in thousands):

	Long-Lived Assets
	As of
	June 27, 2010	June 28, 2009
United States	$295,593	$256,624
China (including Hong Kong)	116,280	59,749
Malaysia	7,853	3,737

Total	$419,726	$320,110

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Quarterly Results of Operations—Unaudited

The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 27, 2010 and June 28, 2009 (in thousands, except per share data):

	September 27, 2009	December 27, 2009	March 28, 2010	June 27, 2010	Fiscal Year 2010
Total revenue	$169,130	$199,475	$234,083	$264,599	$867,287
Total cost of revenue	95,352	105,405	121,877	133,546	456,180
Total gross profit	73,778	94,070	112,206	131,053	411,107
Net income	21,026	33,786	44,630	52,848	152,290

Earnings per share:
Basic	$0.23	$0.32	$0.42	$0.49	$1.49
Diluted	$0.23	$0.32	$0.41	$0.48	$1.45

	September 28, 2008	December 28, 2008	March 29, 2009	June 28, 2009	Fiscal Year 2009
Total revenue	$140,378	$147,623	$131,144	$148,110	$567,255
Total cost of revenue	91,015	91,127	83,793	89,414	355,349
Total gross profit	49,363	56,496	47,351	58,696	211,906
Net income from continuing operations	5,938	10,847	4,030	9,835	30,650
Loss from discontinued operations, net of tax	(19)	(151)	(15)	(140)	(325)
Net income	5,919	10,696	4,015	9,695	30,325

Earnings per share:
Basic	$0.07	$0.12	$0.05	$0.11	$0.35
Diluted	$0.07	$0.12	$0.05	$0.11	$0.34

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the course of our ongoing preparations for making management’s report on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, from time to time we have identified areas in need of improvement and have taken remedial actions to strengthen the affected controls as appropriate. We make these and other changes to enhance the effectiveness of our internal controls over financial reporting, which do not have a material effect on our overall internal control. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management has concluded that our internal controls over financial reporting was effective as of June 27, 2010.

The effectiveness of our internal control over financial reporting as of June 27, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cree, Inc.

We have audited Cree, Inc.’s internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cree, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cree, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 27, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cree, Inc. as of June 27, 2010 and June 28, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 27, 2010 of Cree, Inc. and our report dated August 18, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

August 18, 2010

Item 9B.	Other Information

Not applicable.

PART III

Certain information called for in Items 10, 11,12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2010.

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

(a)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2	Bylaws, as amended and restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated August 17, 2009, as filed with the Securities and Exchange Commission on August 21, 2009)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2	Rights Agreement, dated as of May 30, 2002, between the Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively (incorporated herein by reference to Exhibit 4.01 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2002)

4.3	Amendment No. 1 to Rights Agreement, dated as of October 16, 2006, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on October 16, 2006)

10.1*	2004 Long-Term Incentive Compensation Plan, as amended August 17, 2010 (subject to shareholder approval of amendment to Section 4.1 at the 2010 Annual Meeting)

10.2*	Equity Compensation Plan, as amended and restated August 5, 2002 (terminated as to future grants dated November 4, 2004) (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement filed on Schedule TO, as filed with the Securities and Exchange Commission on February 14, 2003)

10.3*	Fiscal 2001 Stock Option Bonus Plan (expired) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.4*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.5*	Addendum to Form of Master Stock Option Award Agreement Terms and Conditions for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

Exhibit No.	Description
10.6*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.7*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.8*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarterly period ended September 25, 2005, as filed with the Securities and Exchange Commission on October 26, 2005)

10.9*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.10*	Fiscal 2010 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 17, 2009, as filed with the Securities and Exchange Commission on August 21, 2009)

10.11*	Non-Employee Director Schedule of Meeting Fees (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2007, as filed with the Securities and Exchange Commission on October 19, 2007)

10.12*	Schedule of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009

10.13*	Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.14*	Charles Swoboda Employment Agreement, as amended and restated effective August 21, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007), and as effective October 13, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 13, 2004, as filed with the Securities and Exchange Commission on October 19, 2004)

10.15*	Notice of Grant to Charles M. Swoboda, dated August 17, 2009 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 17, 2009, as filed with the Securities and Exchange Commission on August 21, 2009)

10.16*	Master Performance Unit Award Agreement, dated August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.17*	Offer Letter Agreement, dated September 1, 2006, between the Company and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 1, 2006, as filed with the Securities and Exchange Commission on September 8, 2006)

Exhibit No.	Description
10.18*	Offer Letter Agreement, dated August 8, 2008, between Cree, Inc. and Steve Kelley (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 19, 2008)

10.19*	Cree, Inc. Severance Plan for Section 16 Officers (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.20*	Executive Change in Control Agreement, effective August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.21*	Executive Change in Control Agreement, effective August 18, 2008, between Cree, Inc. and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.22*	Executive Change in Control Agreement, effective August 19, 2008, between Cree, Inc. and Stephen D. Kelley (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREE, INC.

By:	/s/ CHARLES M. SWOBODA
Charles M. Swoboda
Chairman, Chief Executive Officer and President

Date: August 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHARLES M. SWOBODA Charles M. Swoboda	Chairman, Chief Executive Officer and President	August 18, 2010

/S/ JOHN T. KURTZWEIL John T. Kurtzweil	Chief Financial Officer and Chief Accounting Officer	August 18, 2010

/S/ CLYDE R. HOSEIN Clyde R. Hosein	Director	August 18, 2010

/S/ ROBERT A. INGRAM Robert A. Ingram	Director	August 18, 2010

/S/ JOHN W. PALMOUR, PH.D. John W. Palmour, Ph.D.	Director	August 18, 2010

/S/ FRANCO PLASTINA Franco Plastina	Director	August 18, 2010

/S/ DOLPH W. VON ARX Dolph W. von Arx	Director	August 18, 2010

/S/ HARVEY A. WAGNER Harvey A. Wagner	Director	August 18, 2010

/S/ THOMAS H. WERNER Thomas H. Werner	Director	August 18, 2010

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2	Bylaws, as amended and restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated August 17, 2009, as filed with the Securities and Exchange Commission on August 21, 2009)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2	Rights Agreement, dated as of May 30, 2002, between the Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively (incorporated herein by reference to Exhibit 4.01 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2002)

4.3	Amendment No. 1 to Rights Agreement, dated as of October 16, 2006, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on October 16, 2006)

10.1*	2004 Long-Term Incentive Compensation Plan, as amended August 17, 2010 (subject to shareholder approval of amendment to Section 4.1 at the 2010 Annual Meeting)

10.2*	Equity Compensation Plan, as amended and restated August 5, 2002 (terminated as to future grants dated November 4, 2004) (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement filed on Schedule TO, as filed with the Securities and Exchange Commission on February 14, 2003)

10.3*	Fiscal 2001 Stock Option Bonus Plan (expired) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

10.4*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.5*	Addendum to Form of Master Stock Option Award Agreement Terms and Conditions for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.6*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.7*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

Exhibit No.	Description

10.8*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarterly period ended September 25, 2005, as filed with the Securities and Exchange Commission on October 26, 2005)

10.9*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.10*	Fiscal 2010 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 17, 2009, as filed with the Securities and Exchange Commission on August 21, 2009)

10.11*	Non-Employee Director Schedule of Meeting Fees (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2007, as filed with the Securities and Exchange Commission on October 19, 2007)

10.12*	Schedule of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009

10.13*	Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.14*	Charles Swoboda Employment Agreement, as amended and restated effective August 21, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007), and as effective October 13, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 13, 2004, as filed with the Securities and Exchange Commission on October 19, 2004)

10.15*	Notice of Grant to Charles M. Swoboda, dated August 17, 2009 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 17, 2009, as filed with the Securities and Exchange Commission on August 21, 2009)

10.16*	Master Performance Unit Award Agreement, dated August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.17*	Offer Letter Agreement, dated September 1, 2006, between the Company and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 1, 2006, as filed with the Securities and Exchange Commission on September 8, 2006)

10.18*	Offer Letter Agreement, dated August 8, 2008, between Cree, Inc. and Steve Kelley (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 19, 2008)

10.19*	Cree, Inc. Severance Plan for Section 16 Officers (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.20*	Executive Change in Control Agreement, effective August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

Exhibit No.	Description

10.21*	Executive Change in Control Agreement, effective August 18, 2008, between Cree, Inc. and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.22*	Executive Change in Control Agreement, effective August 19, 2008, between Cree, Inc. and Stephen D. Kelley (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan