Form 10-Q
period 2010-09-26
CREE INC
filed 2010-10-21
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 14, 2010, was 108,460,155.

CREE, INC.

FORM 10-Q

For the Quarterly Period Ended September 26, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

	September 26, 2010 (Unaudited)	June 27, 2010
	(Thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$412,583	$397,431
Short-term investments	686,197	668,974

Total cash, cash equivalents, and short-term investments	1,098,780	1,066,405

Accounts receivable, net	123,015	117,535
Inventories	125,906	112,241
Deferred income taxes	18,823	18,823
Prepaid expenses and other current assets	40,001	40,159

Total current assets	1,406,525	1,355,163

Property and equipment, net	459,642	419,726
Intangible assets, net	104,307	106,109
Goodwill	313,019	313,019
Other assets	4,884	5,159

Total assets	$2,288,377	$2,199,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$78,549	$63,826
Accrued salaries and wages	25,100	26,247
Income taxes payable	12,642	14,375
Deferred income taxes	566	—
Other current liabilities	15,102	15,643

Total current liabilities	131,959	120,091
Long-term liabilities:
Deferred income taxes	39,398	39,398
Other long-term liabilities	16,408	11,639

Total long-term liabilities	55,806	51,037
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 26, 2010 and June 27, 2010; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 26, 2010 and June 27, 2010; 108,387 and 108,002 shares issued and outstanding at September 26, 2010 and June 27, 2010, respectively	135	135
Additional paid-in-capital	1,521,029	1,507,435
Accumulated other comprehensive income, net of taxes	13,105	12,171
Retained earnings	566,343	508,307

Total shareholders’ equity	2,100,612	2,028,048

Total liabilities and shareholders’ equity	$2,288,377	$2,199,176

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

(UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 26, 2010	September 27, 2009
	(Thousands, except per share data)

Revenue, net	$268,437	$169,130

Cost of revenue, net	137,908	95,352

Gross profit	130,529	73,778

Operating expenses:
Research and development	24,732	20,174
Sales, general and administrative	29,202	23,613
Amortization of acquisition related intangibles	2,706	3,045
Loss on disposal or impairment of long-lived assets	472	293

Total operating expenses	57,112	47,125

Operating income	73,417	26,653

Non-operating income:
Gain on sale of investments, net	1	—
Other non-operating income (expense)	(63)	131
Interest income, net	2,016	1,630

Income from operations before income taxes	75,371	28,414

Income tax expense	17,335	7,388

Net income	$58,036	$21,026

Earnings per share:

Basic net income per share	$0.54	$0.23

Diluted net income per share	$0.53	$0.23

Shares used in per share calculation:

Basic	107,701	91,160

Diluted	109,617	92,730

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

(UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	September 26, 2010	September 27, 2009
	(Thousands)
Cash flows from operating activities:
Net income	$58,036	$21,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,396	22,538
Stock-based compensation	8,004	5,612
Excess tax benefit from share-based payment arrangements	(2,974)	(2,072)
Loss on disposal or impairment of long-lived assets	472	293
Provision for doubtful accounts	—	146
Gain on sale of investment in securities	(1)	—
Amortization of premium/discount on investments	3,760	705
Changes in operating assets and liabilities:
Accounts receivable	(5,378)	9,747
Inventories	(13,527)	(7,285)
Prepaid expenses and other assets	434	176
Accounts payable, trade	15,186	4,388
Accrued expenses and other liabilities	110	5,914

Net cash provided by operating activities	88,518	61,188

Cash flows from investing activities:
Purchases of property and equipment	(61,649)	(20,389)
Payment of COTCO contingent consideration	—	(57,050)
Purchases of investments	(117,114)	(61,435)
Proceeds from maturities of investments	67,571	25,972
Proceeds from sale of property and equipment	1	191
Proceeds from sale of available-for-sale investments	30,061	—
Purchases of patent and licensing rights	(2,072)	(2,142)

Net cash used in investing activities	(83,202)	(114,853)

Cash flows from financing activities:
Net proceeds from issuance of common stock	6,690	457,227
Excess tax benefit from share-based payment arrangements	2,974	2,072

Net cash provided by financing activities	9,664	459,299

Effects of foreign exchange changes on cash and cash equivalents	172	203

Net increase in cash and cash equivalents	15,152	405,837
Cash and cash equivalents:
Beginning of period	$397,431	$290,154
End of period	$412,583	$695,991

The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.

(UNAUDITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Changes in Significant Accounting Policies

Overview

Cree, Inc. (the “Company”) develops and manufactures semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs), sapphire and other materials used for certain electronic applications. The Company currently focuses its expertise in SiC and GaN on light emitting diode (LED) products. The Company also develops power and radio frequency (RF) products. The Company has products commercially available in each of these categories.

The Company derives the largest portion of its revenue from the sales of LED products. These products consist of LED components, LED chips, LED lighting products and SiC wafers. Also included are revenues derived from government agencies to support the development of LED lighting. In addition, the Company generates revenue from sales of power and RF products. These products include power rectifiers made from SiC, which provide faster switching speeds than comparable silicon-based power devices, and also include RF devices made from SiC or GaN, which allow for higher power densities as compared to silicon or gallium arsenide. Also included are revenues derived from government agencies to support the development of SiC- and GaN-based power and RF technology.

The majority of the Company’s products are manufactured at production facilities located in North Carolina and China. The Company also uses contract manufacturers for certain aspects of product fabrication. The Company operates research and development facilities in North Carolina, California and China (including Hong Kong).

The Company currently operates its business as one reportable segment.

Basis of Presentation

The consolidated balance sheet at September 26, 2010 and the consolidated statements of income for the three months ended September 26, 2010 and September 27, 2009, and the consolidated statements of cash flows for the three months ended September 26, 2010 and September 27, 2009 (“Consolidated Financial Statements”) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at September 26, 2010, and for all periods presented, have been made. The consolidated balance sheet at June 27, 2010 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010 (“fiscal 2010”). The results of operations for the period ended September 26, 2010 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 26, 2011 (“fiscal 2011”).

Certain fiscal 2010 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2011 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

Recently Adopted Accounting Pronouncements

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new guidance concerning the transfer of financial assets. This guidance amends the criteria for a transfer of a financial asset to be accounted for as a sale, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, changes the initial measurement of a transferor’s interest in transferred financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. This guidance became effective for the Company beginning in the first quarter of fiscal 2011. The Company’s adoption of the new accounting guidance did not have a significant impact on its Consolidated Financial Statements.

Determining the Primary Beneficiary of a Variable Interest Entity

In June 2009, the FASB issued new guidance concerning the determination of the primary beneficiary of a variable interest entity (“VIE”). This new guidance amends current U.S. GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of the VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g., troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE. This guidance became effective for the Company beginning in the first quarter of fiscal 2011. The Company’s adoption of the new accounting guidance did not have a significant impact on its Consolidated Financial Statements.

Interactive Data Filing with the SEC

On January 30, 2009, the SEC released the final rules requiring all registered companies to use eXtensible Business Reporting Language (“XBRL”) when submitting financial statements to the SEC. The new rules initially require interactive data reporting only by domestic and foreign large accelerated filers (those that prepare their financial statements in accordance with U.S. GAAP and have a worldwide public common equity float above $5.0 billion) for their first quarterly period ending after June 15, 2009 and all periods thereafter. As the Company did not originally meet this large accelerated filer requirement on the initial measurement date due to its market capitalization at that time, this reporting requirement only became effective for the Company in the first quarter of fiscal 2011. The Company is providing its first quarter fiscal 2011 financial statements to the SEC using XBRL in compliance with the new SEC rules.

Revenue Recognition with Multiple Deliverables

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance became effective for the Company beginning in the first quarter of fiscal 2011. The Company’s adoption of the new accounting guidance did not have a significant impact on its Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

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

LLF met the conditions necessary for the earn-out payment for the calendar years ended December 31, 2008 and 2009 and as a result, the Company made a cash payment in the amount of $4.4 million to the former shareholders of LLF in the third quarter of fiscal 2009 and a cash payment in the amount of $8.8 million to the former shareholders of LLF in the third quarter of fiscal 2010, thus increasing goodwill in the Company’s consolidated financial statements. If LLF meets the conditions necessary for the earn-out payment during the calendar year ending December 31, 2010, an additional contingent cash payment totaling up to $13.2 million would become payable to the former shareholders of LLF. If such contingent payment occurs, it will be considered as additional purchase price and result in an increase in goodwill.

The assets, liabilities, and operating results of LLF have been included in the Company’s consolidated financial statements from the date of acquisition and are reflected in all periods presented in the accompanying financial statements.

Acquisition of COTCO Luminant Device Limited

On March 30, 2007, the Company acquired COTCO Luminant Device Limited, a Hong Kong company (now Cree Hong Kong Limited) (“COTCO”), from COTCO Holdings Limited, a Hong Kong company (now United Luminous International (Holdings) Limited) (“Holdings”). The Company acquired all of the outstanding share capital of COTCO in exchange for consideration consisting of approximately 7.6 million shares of the Company’s common stock and $77.3 million cash. Under the acquisition terms, additional consideration would become payable to Holdings or its designees in the event COTCO achieved specific EBITDA targets over the Company’s two full fiscal years following the acquisition. For fiscal 2008 results, the Company made a cash payment in the amount of $60.0 million in fiscal 2009. For fiscal 2009 results, the Company made a cash payment in the amount of $57.1 million in fiscal 2010. These incremental payments were treated as additional purchase price and resulted in an increase to goodwill in the Company’s consolidated financial statements.

The assets, liabilities, and operating results of COTCO have been included in the Company’s consolidated financial statements from the date of acquisition and are reflected in all periods presented in the accompanying financial statements.

Note 3. Financial Statement Details

Accounts Receivable, net

The following is a summary of the components of accounts receivable, net (in thousands):

	September 26, 2010	June 27, 2010
Billed trade receivables	$149,833	$138,642
Unbilled contract receivables	1,127	1,391

	150,960	140,033
Allowance for sales returns and other incentives	(26,205)	(20,551)
Allowance for bad debts	(1,740)	(1,947)

Total accounts receivable, net	$123,015	$117,535

Inventories

The following is a summary of the components of inventories (in thousands):

	September 26, 2010	June 27, 2010
Raw material	$28,311	$24,858
Work-in-progress	59,700	57,180
Finished goods	37,895	30,203

Total inventories	$125,906	$112,241

Note 4. Investments

Short-term investments consist of high grade municipal and corporate bonds and other debt securities. The Company classifies its marketable securities as available-for-sale. This is based upon management’s determination that the underlying cash invested in these securities is available for operations as necessary.

The following table provides a summary of marketable investments by type (in thousands):

	September 26, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$466,214	$4,558	$(70)	$470,702
Corporate bonds	123,241	1,680	(23)	124,898
Municipal variable rate demand notes	3,500	—	—	3,500
U.S. agency securities	72,052	807	(18)	72,841
U.S. government securities	4,020	35	—	4,055
Non-U.S. government securities	10,181	20	—	10,201

	$679,208	$7,100	$(111)	$686,197

	June 27, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$441,653	$3,502	$(117)	$445,038
Corporate bonds	120,991	1,478	(20)	122,449
Municipal variable rate demand notes	15,685	—	(1)	15,684
U.S. agency securities	72,531	615	(32)	73,114
U.S. government securities	7,533	76	—	7,609
Non-U.S. government securities	5,091	—	(11)	5,080

	$663,484	$5,671	$(181)	$668,974

The contractual maturities of marketable investments at September 26, 2010 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$177,883	$292,819	$—	$—	$470,702
Corporate bonds	22,384	102,514	—	—	124,898
Municipal variable rate demand notes	—	—	—	3,500	3,500
U.S. agency securities	32,063	40,778	—	—	72,841
U.S. government securities	4,055	—	—	—	4,055
Non-U.S. government securities	10,201	—	—	—	10,201

Total	$246,586	$436,111	$—	$3,500	$686,197

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

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. The financial assets for which the Company may be required to perform non-recurring fair value remeasurements (e.g., an impairment of assets) are any investments in privately-held companies. As of September 26, 2010, financial assets utilizing Level 1 inputs included money market funds and investments traded on active securities exchanges. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds and variable rate demand notes, and U.S. agency securities. Level 2 assets are valued using a third-party pricing services consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company does not have any significant financial assets requiring the use of Level 3 inputs. There were no transfers between Level 1 and Level 2 during the three months ended September 26, 2010.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy and using the lowest level of input (in thousands):

	Financial Instruments Carried at Fair Value as of September 26, 2010
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$12,586	$—	$—	$12,586
Municipal bonds	—	5,992	—	5,992
U.S. agency securities	—	8,672	—	8,672

Total cash equivalents	12,586	14,664	—	27,250
Short-term investments
Municipal bonds	—	470,702	—	470,702
Corporate bonds	—	124,898	—	124,898
Municipal variable rate demand notes	—	3,500	—	3,500
U.S. agency securities	—	72,841	—	72,841
U.S. government securities	4,055	—	—	4,055
Non-U.S. government securities	—	10,201	—	10,201

Total short-term investments	4,055	682,142	—	686,197

Total assets	$16,641	$696,806	$—	$713,447

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

Note 6. Intangible Assets

Intangible Assets, net

The following table reflects the components of intangible assets, net (in thousands):

	September 26, 2010	June 27, 2010
Customer relationships	$52,620	$52,620
Developed technology	51,860	51,860
Patent and license rights	73,713	71,762

	$178,193	$176,242
Accumulated amortization	(73,886)	(70,133)

Intangible assets, net	$104,307	$106,109

Total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, recognized during the three months ended September 26, 2010 was $3.8 million. For the three months ended September 27, 2009, total amortization expense, including amortization of acquisition related intangibles, patents and license rights was $4.0 million.

Note 7. Shareholders’ Equity

In September 2009, the Company issued and sold 12.65 million shares of its common stock, with net proceeds of approximately $434.0 million.

As of September 26, 2010, there remained approximately 4.5 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 2011. During the three months ended September 26, 2010, the Company did not repurchase any shares under the repurchase program.

The following presents a summary of activity in comprehensive income, net (in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009
Net income	$58,036	$21,026

Other comprehensive income:
Net unrealized gain on available-for-sale securities, net of tax expense of $565 and $257, respectively	933	385

Total other comprehensive income	933	385

Comprehensive income	$58,969	$21,411

Note 8. Earnings Per Share

The following presents the computation of basic earnings per share (in thousands, except per share data):

	Three Months Ended
	September 26, 2010	September 27, 2009
Basic:
Net income	$58,036	$21,026

Weighted average common shares	107,701	91,160

Basic earnings per share	$0.54	$0.23

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended
	September 26, 2010	September 27, 2009
Diluted:
Net income	$58,036	$21,026

Weighted average common shares - basic	107,701	91,160
Dilutive effect of stock options, unvested shares and ESPP purchase rights	1,916	1,570

Weighted average common shares - diluted	109,617	92,730

Diluted earnings per share	$0.53	$0.23

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three months ended September 26, 2010 there were 0.8 million shares not included in calculating diluted earnings per share because their effect was antidilutive. For the three months ended September 27, 2009 there were 2.9 million shares not included in calculating diluted earnings per share because their effect was antidilutive.

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

Stock Option Awards

The following table summarizes outstanding option awards as of September 26, 2010, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price
Outstanding at June 27, 2010	5,638	$31.23
Granted	2,069	55.69
Exercised	(249)	28.68
Forfeited or expired	(127)	69.87

Outstanding at September 26, 2010	7,331	$37.55

Restricted Stock and Stock Unit Awards

A summary of nonvested shares of restricted stock and stock unit awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of September 26, 2010, and changes during the three months then ended, follows (in thousands, except per share data):

	Number of Shares/Units	Weighted- Average Grant- Date Fair Value
Nonvested at June 27, 2010	418	$28.68
Granted	201	55.30
Vested	(149)	28.38
Forfeited	—	—

Nonvested at September 26, 2010	470	$39.57

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

For restricted stock and stock unit awards, grant date fair value is based upon the market price of the Company’s common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.

Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
Income Statement Classification	September 26, 2010	September 27, 2009

Cost of goods sold	$1,132	$825

Research and development	1,815	1,264
Sales, general and administrative	5,057	3,523

Total operating expenses	6,872	4,787

Total	$8,004	$5,612

Note 10. Income Taxes

The variation between the Company’s effective income tax rate and the U.S. statutory rate of 35 percent is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company’s periodic effective tax rate.

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

At June 27, 2010, the Company had recorded $7.6 million of unrecognized tax benefits. During the three months ended September 26, 2010, there were no changes to that amount of recognized tax benefits. As a result, the total amount of unrecognized tax benefits as of September 26, 2010 is $7.6 million. If any portion of this $7.6 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $1.4 million of gross unrecognized tax benefits will change in the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. As of September 26, 2010, the Company had accrued $50 thousand of interest and penalties.

The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years ended June 29, 2008 and prior. For foreign purposes, the Company is generally no longer subject to examination for tax periods 1999 and prior. For U.S. state tax returns the Company is generally no longer subject to tax examinations for fiscal years prior to 2007. Certain federal and state carryforward tax attributes generated in prior years remain subject to examination and adjustment.

Note 11. Commitments and Contingencies

Please refer to the section entitled “Litigation” under Note 13 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010 for a description of material legal proceedings. The following is an update to the Company’s legal proceedings.

The Fox Group, Inc. v. Cree, Inc. and Dow Corning Corporation

The Company reported in its most recent Annual Report on Form 10-K that a patent infringement action is pending against it in the U.S. District Court for the Eastern District of Virginia. The complaint, which was filed on June 29, 2010, alleges that the Company is infringing two U.S. patents by making, using, selling, and/or offering for sale silicon carbide substrates and products that use silicon carbide that practice the inventions claimed in the patents, and it requests a judgment against the Company for damages in an unspecified amount, an injunction against infringements, attorneys’ fees and costs. On August 30, 2010, the Company filed an answer and counterclaims in which it denies any infringement and asserts, among other defenses, that the patents are invalid and are unenforceable. The counterclaims seek a declaratory judgment that the Company has not infringed the patents and that the patents are invalid and unenforceable.

Note 12. Subsequent Events

Cree, Inc. v. SemiLEDs Corporation and Helios Crew Corp.

The Company is the plaintiff in an action against defendants SemiLEDs Corporation and its subsidiary, Helios Crew Corp., pending in the U.S. District Court for the District of Delaware. The action was commenced by the filing of a complaint on October 8, 2010. The complaint alleges the defendants are infringing three U.S. patents owned by the Company. The three patents are No. 7,737,459 entitled “High Output Group III Nitride Light Emitting Diodes,” No. 7,211,833 entitled “Light Emitting Diodes Including Barrier Layers/Sublayers” and No. 7,611,915, entitled “Methods for Manufacturing Light Emitting Diodes Including Barrier Layers/Sublayers.” The suit seeks monetary damages and an injunction against future infringements.

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

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 27, 2010. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

Cree, Inc. (Cree, we, our, or us) is a leading innovator of lighting-class light emitting diodes (LEDs), LED lighting and semiconductor solutions for wireless and power applications. Our solutions are driving improvements in applications such as general illumination, video displays, automotive, electronic signs and signals, variable-speed motors and wireless systems.

We develop and manufacture semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs), sapphire and other materials used for certain electronic applications.

We derive the largest portion of our revenue from the sales of our LED products. These products consist of LED components, LED chips, LED lighting products and SiC wafers. As we develop and improve our LED technology and the market focuses on energy efficiency, we believe the potential market for LED lighting applications will continue to expand. Our success in selling LED products depends upon our ability to drive adoption and offer innovative products and solutions that enable our customers to succeed in the market. By driving adoption we believe we can influence the direction of the market and open more opportunities for LEDs. Innovation is critical to maintain and grow our competitive position, especially as we face competition from various companies such as Nichia Corporation, OSRAM Semiconductor GmbH and Philips Lumileds Lighting Company, LLC, or other companies that may be targeting the LED lighting marketplace. Also included in LED product revenues are revenues derived from government agencies to support the development of LED lighting.

In addition, we generate revenue from sales of power and RF products. Also included are revenues derived from government agencies to support the development of SiC- and GaN-based power and RF technology.

The majority of our products are manufactured at our production facilities located in North Carolina and China. We also use contract manufacturers for certain aspects of product fabrication. We operate research and development facilities in North Carolina, California, and China (including Hong Kong).

We currently operate our business as one reportable segment.

Industry Dynamics and Trends

There are a number of other industry factors that affect our business which include, among others:

•

Overall Demand for Products and Applications using LEDs. Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Although LED lighting has grown rapidly in recent years, adoption of LEDs for general lighting is relatively new, still limited and faces significant challenges before widespread adoption.

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

Highlights of the First Quarter Fiscal 2011

The following is a summary of our financial results for the three months ended September 26, 2010:

•	Our year over year revenues increased 59% to $268.4 million;

•	Our year over year gross margin percentage (gross profit as a percent of revenue) increased to 49% in the first quarter of fiscal 2011 from 44% in the first quarter of fiscal 2010;

•

We achieved operating income of $73.4 million in the first quarter of fiscal 2011 compared to $26.7 million in the first quarter of fiscal 2010. Net income per diluted share was $0.53 compared to $0.23 for the first quarter of fiscal 2010;

•

We spent $61.6 million on capital expenditures in the first quarter of fiscal 2011 compared to $20.4 million in the first quarter of fiscal 2010 as we continue to expand our manufacturing capacity; and

•	Combined cash, cash equivalents and marketable investments increased to $1,098.8 million at September 26, 2010 compared to $1,066.4 million at June 27, 2010.

Business Outlook

We project that the markets for our products will remain highly competitive during fiscal 2011. We anticipate focusing on the following key areas, among others, in response to this competitive environment:

•

Build on our leadership in LED lighting. We plan to continue to be a catalyst for LED lighting adoption by developing innovative products that lead the market and enable new applications for LED lighting, such as the EcoSmart LED downlight launch at Home Depot which has begun arriving in stores. We see this product launch as an important part of our effort to fundamentally change perceptions about LED lighting.

•

Better enable our customers to develop high quality LED based lighting products. We want to facilitate our customers’ ability to create and successfully release high quality LED based lighting products. To accomplish this objective, we plan to continue to develop higher performing LED components that increase the value proposition for LED lighting and reduce their initial cost. We also plan to offer more highly integrated products, like our LMR4™ LED module. Additionally, we plan to expand our customer support capabilities.

•

Expand and enhance our production capacity. We plan to invest in the capacity to drive scale and accelerate our transition to 150mm wafer production. In fiscal 2011, we are targeting to expand our production capacity at multiple points along the LED manufacturing process, including our plan to more than double our XLamp® LED component capacity. In addition, we plan to increase research and development spending to accelerate our efforts around our 150mm wafer capabilities, as we believe this is a critical investment to keep Cree at the forefront of the technology curve and continue to drive cost reductions.

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

Results of Operations

The following table sets forth certain consolidated statement of income data for the periods indicated:

	Three Months Ended September 26, 2010		Three Months Ended September 27, 2009
(Dollars in Thousands, Except Per Share Data)	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$268,437	100.0%	$169,130	100.0%
Cost of revenue, net	137,908	51.4%	95,352	56.4%

Gross profit	130,529	48.6%	73,778	43.6%

Research and development	24,732	9.2%	20,174	11.9%
Sales, general and administrative	29,202	10.9%	23,613	14.0%
Amortization of acquistion related intangibles	2,706	1.0%	3,045	1.8%
Loss on disposal or impairment of long-lived assets	472	0.2%	293	0.2%

Operating income	73,417	27.3%	26,653	15.7%
Gain on sale of investments, net	1	0.0%	—	0.0%
Other non-operating income	(63)	0.0%	131	0.1%
Interest income, net	2,016	0.8%	1,630	1.0%

Income before income taxes	75,371	28.1%	28,414	16.8%
Income tax expense	17,335	6.5%	7,388	4.4%

Net income	58,036	21.6%	21,026	12.4%

Diluted earnings per share	$0.53		$0.23

Revenues

Revenues for the three months ended September 26, 2010 and September 27, 2009 were comprised of the following (in thousands, except percentages):

	Three Months Ended
	September 26, 2010	September 27, 2009	Change
LED products	$244,366	$156,027	$88,339	57%
Percent of total revenues	91%	92%
Power and RF products	24,071	13,103	10,968	84%
Percent of total revenues	9%	8%

Total revenues	$268,437	$169,130	$99,307	59%

LED Products

We derive the largest portion of our revenue from the sale of our LED products which comprised approximately 91% and 92% of our total revenues for the first quarter of fiscal 2011 and fiscal 2010, respectively.

Revenue from LED products increased approximately 57% to $244.4 million in the first quarter of fiscal 2011 from $156.0 million in the first quarter of fiscal 2010. Our year over year sales growth was primarily driven by sales of LED components. The blended average selling price (ASP) for our LED products increased by 67% in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. This increase was due to a shift in product mix to a higher proportion of revenues generated from sales of our LED components and LED lighting products versus our LED chips.

Power and RF Products

Revenues from our power and RF products comprised approximately 9% and 8% of our total revenues for the first quarter of fiscal 2011 and fiscal 2010, respectively.

Revenue from power and RF increased approximately 84% to $24.1 million in the first quarter of fiscal 2011 from $13.1 million in the first fiscal quarter of 2010. The increase in our power and RF products revenue was primarily due to an increase in orders for SiC Schottky diodes and GaN monolithic microwave integrated circuits, or (MMICs).

Gross Profit

Cost of revenue includes materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products. Gross profit in dollars and gross margin were as follows (in thousands, except percentages):

	Three Months Ended
	September 26, 2010	September 27, 2009	Change
Total gross profit	$130,529	$73,778	$56,751	77%
Total gross margin	48.6%	43.6%

Gross profit in the first quarter of fiscal 2011 increased approximately 77% to $130.5 million from $73.8 million in the first quarter of fiscal 2010. For the first three months of fiscal 2011 our gross margin increased to 48.6% from 43.6% for the first three months of fiscal 2010. Factors contributing to the increase in gross margin were changes in product mix to higher margin products and lower production costs across our product lines due to higher production yields.

Research and Development

Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee compensation and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended
	September 26, 2010	September 27, 2009	Change
Research and development	$24,732	$20,174	$4,558	23%
Percent of total revenues	9%	12%

Research and development expenses in the first quarter of fiscal 2011 increased 23% to $24.7 million from $20.2 million in the first quarter of fiscal 2010. The increase was primarily due to our continued research and development activities focusing on brighter LED chips, new and improved LED components, new LED lighting products and larger wafer development. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including: the timing of new product introductions, timing of expenditures and the number and nature of our ongoing research and development activities. However, we anticipate that in general our research and development expenses will continue to increase over time to support future growth.

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

	Three Months Ended
	September 26, 2010	September 27, 2009	Change
Sales, general and administrative	$29,202	$23,613	$5,589	24%
Percent of total revenues	11%	14%

Sales, general and administrative expenses in the first quarter of fiscal 2011 increased 24% to $29.2 million from $23.6 million in the first quarter of fiscal 2010. The increase in first quarter of fiscal 2011 is primarily due to an increase in spending on sales and marketing as we expand our sales channels and invest in building the Cree brand. Additionally, costs increased due to the general expansion of our business and increased employee compensation costs.

Amortization of Acquisition Related Intangibles

As a result of our acquisitions, we have recorded various intangible assets that require amortization, including customer relationships and developed technologies. During fiscal 2007, we acquired INTRINSIC Semiconductor Corporation and COTCO, resulting in $63.7 million of amortizable intangible assets principally composed of customer relationships and developed technology. In fiscal 2008, we acquired LLF, resulting in an additional $41.2 million of amortizable intangible assets. These intangible assets are principally composed of developed technology that specifically relates to technologies underlying the development of LED lighting products for the general illumination market. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009	Change
INTRINSIC	$186	$186	$—
COTCO	1,734	2,073	(339)
LLF	786	786	—

Total	$2,706	$3,045	$(339)

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

	Three Months Ended
	September 26, 2010	September 27, 2009	Change

Loss on disposal or impairment of long-lived assets, net	$472	$293	$179

We recorded a net loss of $0.5 million on the disposal of long-lived assets in the first quarter of fiscal 2011 compared to a net loss of $0.3 million in the first quarter of fiscal 2010. The fiscal 2011 losses are due to the disposal of certain equipment due to manufacturing process changes and due to the impairment of certain capitalized patent costs.

Non-Operating Income

The following table sets forth our non-operating income (in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009	Change
Gain on sale of investments, net	$1	$—	$1
Other non-operating income (expense)	$(63)	$131	$(194)
Interest income, net	$2,016	$1,630	$386

We have no debt or lines of credit and we are in a net interest income position. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities, municipal bonds, and other fixed interest rate investments. The primary objective of our investments is to preserve principal while maximizing our yields.

Net interest income was $2.0 million compared to $1.6 million for the first quarter of fiscal 2011 and fiscal 2010, respectively. Year over year changes in interest income are due to a combination of fluctuations in interest rates on our cash and investments and differences between the periods in our average cash and investment balances.

Other non-operating income is comprised primarily of foreign exchange gains and losses.

Income Tax Expense

The following table sets forth our income tax expense in dollars (in thousands) and our effective tax rate:

	Three Months Ended
	September 26, 2010	September 27, 2009	Change
Income tax expense	$17,335	$7,388	$9,947
Effective tax rate	23.0%	26.0%

The variation between the Company’s effective tax rate and the U.S. statutory rate of 35 percent is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a material impact on our periodic effective tax rate.

During the first quarter of fiscal 2011, we were awarded a tax holiday on our operations in Malaysia. In certain conditions this arrangement allows us a tax holiday for ten years starting in fiscal 2011.

We recorded income tax expense of $17.3 million for an effective tax rate of 23.0% in the first quarter of fiscal 2011 as compared to income tax expense of $7.4 million for an effective tax rate of 26.0% in the first quarter of fiscal 2010. The decrease in our effective tax rate is primarily due to the new Malaysia tax holiday, an overall higher percentage of income in lower tax jurisdictions outside the United States and the current year benefit of the 48C credit (which is described in further detail below).

During fiscal 2010, we were notified by the Internal Revenue Service that we had been allocated $39 million of federal tax credits as part of the American Recovery and Reinvestment Act of 2009 (Internal Revenue Code Section 48C). This $39 million allocation was based upon our projecting that we would put into service approximately $130 million of qualified equipment into our United States manufacturing locations over the following three years. We generated $10.8 million of 48C credits in fiscal 2010. We anticipate generating the remainder of the awarded 48C credits (approximately $28.2 million) during fiscal 2011. The tax benefit (net of related basis adjustments) will be amortized into income over the useful life (5 years) of the underlying equipment that was placed in service to generate these credits. In fiscal 2011, we anticipate we will recognize approximately a $5.1 million income tax benefit related to these credits, of this amount, $1.3 million has been recorded in the first quarter.

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable investments and cash generated from operations. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have no debt or lines of credit and have minimal lease commitments. Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations and our ability to access capital markets will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, contractual obligations, commitments and other liquidity requirements associated with our operations through at least the next 12 months.

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

Financial Condition

Our liquidity and capital resources depend on our cash flows from operations and our working capital. Our working capital increased to $1.3 billion as of September 26, 2010 from $1.2 billion at June 27, 2010, primarily due to positive cash flows from operations. The following table presents the components of our cash conversion cycle for our first fiscal quarter of 2011 and fourth fiscal quarter of 2010:

	September 26, 2010	June 27, 2010	Change

Days of sales outstanding (a)	41	40	1
Days of supply in inventory (b)	82	76	6
Days in accounts payable (c)	(51)	(43)	(8)

Cash conversion cycle	72	73	(1)

(a)	Days of sales outstanding (DSO) calculates the average collection period of our accounts receivable. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO is calculated by dividing accounts receivable, net of allowance for doubtful accounts and revenue reserves, by average net revenue for the current quarter (90 days).
(b)	Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on net ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing net ending inventory by average cost of goods sold for the current quarter (90 days).
(c)	Days in accounts payable (DPO) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold for the current quarter (90 days).

Overall our cash conversion cycle, or days to cash, was flat.

As of September 26, 2010, substantially all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at September 26, 2010 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of September 26, 2010.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for the remainder of fiscal 2011. We have and may continue to use a portion of our available cash and cash equivalents, or funds underlying our marketable securities, to repurchase shares of our common stock. With our strong working capital position, we believe that we have the ability to continue to invest in further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio, secure key intellectual properties, or expand our production capacity.

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009	Change

Cash provided by operating activities	$88,518	$61,188	$27,330
Cash used in investing activities	(83,202)	(114,853)	31,651
Cash provided by financing activities	9,664	459,299	(449,635)
Effects of foreign exchange changes	172	203	(31)

Net increase in cash and cash equivalents	$15,152	$405,837	$(390,685)

The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $88.5 million in the first three months of fiscal 2011 compared to $61.2 million for the first three months of fiscal 2010. This increase was primarily driven by a year over year rise in our net income, offset in part by higher levels of inventory and accounts receivable.

Cash Flows from Investing Activities

Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and purchase of patent and license rights. Net cash used in investing activities was $83.2 million for the first three months of fiscal 2011 compared to $114.9 million for the first three months of fiscal 2010. This year over year decrease was primarily the result of our final payment related to the acquisition of COTCO of $57.1 million, made during the first quarter of fiscal 2010. This year over year decrease was offset by an increase in our current year capital expenditures for property, plant and equipment to expand our global production capacity.

We will continue to closely monitor our capital expenditures, while making strategic investments to develop our existing products, pursue strategic initiatives where appropriate and invest in our manufacturing and information technology infrastructure to meet the needs of our business. We target committing capital of approximately $250 to $260 million in fiscal 2011 for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9.7 million for the first three months of fiscal 2011 compared to $459.3 million for the first three months of fiscal 2010. This year over year decrease was primarily related to our sale of 12.65 million shares of our common stock in the prior year, with net proceeds of approximately $434.0 million.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 26, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain of our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 27, 2010, in the section entitled “Contractual Obligations” for the future minimum lease payments due under our operating leases as of June 27, 2010.

Critical Accounting Policies and Estimates

For information about our other critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

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

For quantitative and qualitative disclosures about our market risks, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by the Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by the Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is set forth under Note 11 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, and is incorporated herein by reference.

Item 1A.	Risk Factors

Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 27, 2010. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.

We face significant challenges managing our growth as the market adopts LEDs for general lighting.

Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Although LED lighting has grown rapidly in recent years, adoption of LEDs for general lighting is relatively new, still limited and faces significant challenges before widespread adoption. In order to manage our growth and business strategy effectively, we must continue to:

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

While we intend to focus on managing our costs and expenses, over the long term we expect to invest substantially to support our growth and may have additional unexpected costs. For example, we recently purchased a 565,000-square-foot facility in Huizhou, Guangdong Province, China to support LED chip and future LED component production and we recently announced our intention to expand LED wafer production at a facility in North Carolina. However, such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. There are also inherent execution risks in starting up a new factory that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control during the start-up phase.

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

As customer demand for our products changes, we must be able to ramp up or adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. For example, we purchased a 565,000-square-foot facility in Huizhou, Guangdong Province, China to support LED chip and future LED component production and we recently announced our intention to expand LED wafer production at a facility in North Carolina. If we are not able to increase our production capacity at our targeted rate, or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets.

Conversely, due to the proportionately high fixed cost nature of our business (such as facility expansion costs), if demand does not increase at the rate forecasted, we may not be able to manage manufacturing expenses or overhead costs at the same rate as demand, which could also result in lower margins and adversely impact our business and results of operations. Therefore, if product demand decreases or we fail to forecast demand accurately, we may be required to record impairments on our long-lived assets, including facilities and equipment as well as intangible assets, and we could be required to record excess capacity charges, all of which would have a negative impact on our results of operations. Also, excess inventory may result in us recording inventory write-off charges.

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

A substantial portion of our products are sold through distributors. We typically recognize revenue on product sold to distributors when the item is shipped and title passes to the distributor (sell-in method). Distributors must balance the need to have enough products in stock in order to meet their customer’s needs against the risk of potential inventory obsolescence. The risks of inventory obsolescence are especially true with technological products. If our distributors do not properly anticipate demand from their customers, they could place fewer orders with us or request us to reduce product prices.

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

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions for market requirements and evolving standards;

•	our ability to predict, influence, and/or react to evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to expand sales and influence key customers to adopt our products;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs for commercial sales;

•	our ability to effectively transfer products and technology developed in one country to our manufacturing facilities in other countries;

•	our customers’ ability to develop competitive products incorporating our products; and

•	acceptance of our customers’ products by the market.

If any of these or other factors becomes problematic, we may not be able to develop and introduce these new products in a timely or cost-effective manner.

If we fail to evaluate and execute strategic opportunities successfully, our business may suffer.

From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions or divestitures. For example, in March 2007 we acquired COTCO and in February 2008 we acquired LLF. If we choose to enter into such transactions, we face certain risks, such as, failure of an acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired businesses, and difficulty integrating an acquired business’s operations, personnel and financial and operating systems into our current business.

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

We are often involved in patent infringement litigation as described in Note 13, “Commitments and Contingencies,” to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 27, 2010. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.

Where necessary, we may initiate litigation to enforce our patent or other intellectual property rights. Any such litigation may require us to spend a substantial amount of time and money and could distract management from our day-to-day operations. Moreover, there is no assurance that we will be successful in any such litigation.

Our business may be impaired by claims that we, or our customers, infringe the intellectual property rights of others.

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

There can be no assurance that third parties will not attempt to assert infringement claims against us, or our customers, with respect to our products. In addition, our customers may face infringement claims directed to the customer’s products that incorporate our products, and an adverse result could impair the customer’s demand for our products. We have also promised certain of our customers that we will indemnify them in the event they are sued by our competitors for infringement claims directed to the products we supply. Under these indemnification obligations, we may be responsible for future payments to resolve infringement claims against them.

From time to time, we receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. If we believe the assertions may have merit or in other appropriate circumstances, we take steps to seek to obtain a license or to avoid the infringement. However, we cannot predict whether a license will be available; that we would find the terms of any license offered acceptable; or that we would be able to develop an alternative solution. Failure to obtain a necessary license or develop an alternative solution could cause us to incur substantial liabilities and costs and to suspend the manufacture of affected products.

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

Global financial markets continue to reflect uncertainty about a sustained global economic recovery. Given these uncertainties, there could be future disruptions in the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, or their customers, may continue to experience difficulty obtaining the financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.

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

We expect that revenue from international sales will continue to represent the majority of our total revenue. In fiscal 2010, approximately 81% of our revenue was derived from sales to non-U.S. customers, with approximately 40% of revenue from sales to customers in China (including Hong Kong). As such, a significant slowdown in these foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.

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

We receive a significant amount of our revenues from a limited number of customers. For example, in fiscal 2010, two distribution customers, Arrow Electronics, Inc. and World Peace Industrial Co. Ltd., individually accounted for more than 10% of our net revenue, for a combined total of 30% of our total net revenue. Sales to these and most of our other large customers are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their past purchasing behavior with little or no notice to us for various reasons, including: developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase product from our competitors; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their past (or expected) purchasing behavior, or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.

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

For example, current proposals have been made by various U.S. governmental bodies to change the U.S. tax laws that include, among other things, limiting U.S. tax deductions for expenses related to un-repatriated foreign-source income and modifying the U.S. foreign tax credit rules. Although the scope of the proposed changes is unclear, it is possible that these or other changes in U.S. tax laws could increase our U.S. income tax liability and adversely affect our profitability. At this time, we cannot determine the timing that the proposed changes, if enacted, would become effective.

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

Changes in federal budget priorities could adversely affect our results of operations and business if they impact revenues we earn under government contracts or other government-sponsored research and development. Historically, government agencies have funded a significant portion of our research and development activities. When the government changes budget priorities, such as in times of war or financial crisis, our funding has the risk of being redirected to other programs. Government contracts are also subject to the risk that the government agency may not appropriate and allocate all funding contemplated by the contract. In addition, our government contracts generally permit the contracting authority to terminate the contracts for the convenience of the government. The full value of the contracts would not be realized if they were prematurely terminated. Furthermore, we may be unable to incur sufficient allowable costs to generate the full estimated contract values and there is some risk that any technologies developed under these contracts may not have commercial value. If government funding is discontinued or reduced, our ability to develop or enhance products could be limited, and our business, results of operations and financial condition could be adversely affected.

In order to compete, we must attract, motivate and retain key employees, and our failure to do so could harm our results of operations.

Hiring and retaining qualified executives, scientists, engineers, technical staff and sales personnel is critical to our business, and competition for experienced employees in our industry can be intense. As a global company, this issue is not limited to the United States, but includes our other locations such as Europe and China (including Hong Kong). For example, there is substantial competition in China for qualified and capable personnel, particularly experienced engineers and technical personnel, which may make it difficult for us to recruit and retain qualified employees. Also, within Huizhou, China, there are other large companies building manufacturing plants that will likely attract qualified employees. If we are unable to staff sufficient and adequate personnel at our China facilities, we may experience lower revenues or increased manufacturing costs, which would adversely affect our results of operations.

To help attract, motivate and retain key employees, we use benefits such as stock-based compensation awards, which include non-qualified stock options and restricted stock. If the value of such stock awards does not appreciate, as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate employees could be weakened, which could harm our business and results of operations.

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

The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 27, 2010). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

Likewise, our results of operations may be impacted due to changes in the accounting rules to be applied, such as the increased use of fair value measurement rules and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards.

Our stock price may be volatile.

Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $12.57 in fiscal 2009 to a high of $83.38 in fiscal 2010. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

Speculation in the press or investment community about our strategic position, financial condition, results of operations, or significant transactions can also cause changes in our stock price. In particular, speculation around our market opportunities for energy efficient lighting may have a dramatic effect on our stock price, especially as various government agencies announce their planned investments in energy efficient technology, including lighting.

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

We are exposed to market value and inherent interest rate risk related to our investment portfolio. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities and other fixed interest rate investments. The primary objective of our investments is to preserve principal and we only acquire investments rated “AAA.” However, our investments are generally not FDIC insured and may lose value and/or become illiquid regardless of their rating.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the first quarter of fiscal 2011. The following table summarizes our stock repurchase activity for the first quarter of fiscal 2011 (in thousands, except per share amounts):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased under the Program (2)
June 28 - July 25, 2010	—	—	—	4,467
July 26 - August 22, 2010	—	—	—	4,467
August 23 - September 26, 2010	45	53.54	—	4,467

Total	45		—

(1)	Represents shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.
(2)	On January 18, 2001, we announced the authorization by our Board of Directors of a program to repurchase shares of our outstanding common stock. Several times since then, the Board of Directors has renewed the program and increased the number of shares that can be repurchased under the program. Most recently, on June 17, 2010, the Board of Directors approved the extension of our stock repurchase program through June 26, 2011. As of September 26, 2010, 4.5 million shares have been approved and remain available for repurchase under the program. During the three months ended September 26, 2010, the Company did not repurchase any shares under the repurchase program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

10.1	Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.2	Notice of Grant to Charles M. Swoboda, dated August 16, 2010 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.3	Notice of Grant to John T. Kurtzweil, dated August 16, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.4	Notice of Grant to Stephen D. Kelley, dated August 16, 2010 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.5	Master Performance Unit Award Agreement, dated August 16, 2010, between Cree, Inc. and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.6	Master Performance Unit Award Agreement, dated August 16, 2010, between Cree, Inc. and Stephen D. Kelley (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.7	2004 Long-Term Incentive Compensation Plan, as amended August 17, 2010 (subject to shareholder approval of amendment to Section 4.1 at the 2010 Annual Meeting) (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010, as filed with the Securities and Exchange Commission on August 18, 2010)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2010 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC

October 21, 2010

/s/ John T. Kurtzweil
John T. Kurtzweil
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.2	Notice of Grant to Charles M. Swoboda, dated August 16, 2010 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.3	Notice of Grant to John T. Kurtzweil, dated August 16, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.4	Notice of Grant to Stephen D. Kelley, dated August 16, 2010 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.5	Master Performance Unit Award Agreement, dated August 16, 2010, between Cree, Inc. and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.6	Master Performance Unit Award Agreement, dated August 16, 2010, between Cree, Inc. and Stephen D. Kelley (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.7	2004 Long-Term Incentive Compensation Plan, as amended August 17, 2010 (subject to shareholder approval of amendment to Section 4.1 at the 2010 Annual Meeting) (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010, as filed with the Securities and Exchange Commission on August 18, 2010)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2010 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.