Form 10-Q
period 2010-12-26
CREE INC
filed 2011-01-19
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 12, 2011, was 109,369,943.

CREE, INC.

FORM 10-Q

For the Quarterly Period Ended December 26, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

	December 26, 2010 (Unaudited)	June 27, 2010
	(Thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$465,557	$397,431
Short-term investments	645,271	668,974

Total cash, cash equivalents, and short-term investments	1,110,828	1,066,405
Accounts receivable, net	135,132	117,535
Income tax receivable	3,645	—
Inventories	145,517	112,241
Deferred income taxes	19,435	18,823
Prepaid expenses and other current assets	38,671	40,159

Total current assets	1,453,228	1,355,163
Property and equipment, net	495,928	419,726
Intangible assets, net	103,621	106,109
Goodwill	326,178	313,019
Other assets	4,656	5,159

Total assets	$2,383,611	$2,199,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$80,595	$63,826
Accrued salaries and wages	19,760	26,247
Income taxes payable	—	14,375
Other current liabilities	21,414	15,643
Contingent payment due related to LLF acquisition	13,159	—

Total current liabilities	134,928	120,091
Long-term liabilities:
Deferred income taxes	39,398	39,398
Other long-term liabilities	20,469	11,639

Total long-term liabilities	59,867	51,037
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 26, 2010 and June 27, 2010; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at December 26, 2010 and June 27, 2010; 109,308 and 108,002 shares issued and outstanding at December 26, 2010 and June 27, 2010, respectively	136	135
Additional paid-in-capital	1,561,402	1,507,435
Accumulated other comprehensive income, net of taxes	11,160	12,171
Retained earnings	616,118	508,307

Total shareholders’ equity	2,188,816	2,028,048

Total liabilities and shareholders’ equity	$2,383,611	$2,199,176

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

(UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(Thousands, except per share data)
Revenue, net	$256,983	$199,475	$525,420	$368,605

Cost of revenue, net	135,837	105,405	273,745	200,757

Gross profit	121,146	94,070	251,675	167,848

Operating expenses:
Research and development	29,233	19,325	53,965	39,499
Sales, general and administrative	33,366	25,560	62,568	49,173
Amortization of acquisition related intangibles	2,706	3,045	5,412	6,090
Loss on disposal or impairment of long-lived assets	429	110	901	403

Total operating expenses	65,734	48,040	122,846	95,165

Operating income	55,412	46,030	128,829	72,683

Non-operating income:
Gain on sale of investments, net	—	1	1	1
Other non-operating income (expense)	63	(41)	—	90
Interest income, net	2,170	2,001	4,186	3,631

Income from operations before income taxes	57,645	47,991	133,016	76,405

Income tax expense	7,870	14,205	25,205	21,593

Net income	$49,775	$33,786	$107,811	$54,812

Earnings per share:

Basic net income per share	$0.46	$0.32	$1.00	$0.56

Diluted net income per share	$0.45	$0.32	$0.98	$0.55

Shares used in per share calculation:
Basic	108,364	104,591	108,032	97,876

Diluted	109,976	106,607	109,817	99,836

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

(UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	December 26, 2010	December 27, 2009
	(Thousands)
Cash flows from operating activities:
Net income	$107,811	$54,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,318	44,578
Stock-based compensation	17,981	11,681
Excess tax benefit from share-based payment arrangements	(9,277)	(15,526)
Loss on disposal or impairment of long-lived assets	901	403
Provision for doubtful accounts	(890)	(49)
Gain on sale of investment in securities	(1)	(1)
Amortization of premium/discount on investments	7,618	2,541
Changes in operating assets and liabilities:
Accounts receivable	(16,038)	(10,368)
Inventories	(32,871)	(14,352)
Prepaid expenses and other assets	1,991	(2,005)
Accounts payable, trade	22,516	(3,818)
Accrued expenses and other liabilities	(4,303)	14,803

Net cash provided by operating activities	145,756	82,699

Cash flows from investing activities:
Purchases of property and equipment	(126,387)	(61,826)
Payment of COTCO contingent consideration	—	(57,050)
Purchases of investments	(194,872)	(356,157)
Proceeds from maturities of investments	147,502	40,317
Proceeds from sale of property and equipment	1	302
Proceeds from sale of available-for-sale investments	61,833	—
Purchases of patent and licensing rights	(5,199)	(4,811)

Net cash used in investing activities	(117,122)	(439,225)

Cash flows from financing activities:
Net proceeds from issuance of common stock	29,977	533,213
Excess tax benefit from share-based payment arrangements	9,277	15,526

Net cash provided by financing activities	39,254	548,739

Effects of foreign exchange changes on cash and cash equivalents	238	190

Net increase in cash and cash equivalents	68,126	192,403
Cash and cash equivalents:
Beginning of period	$397,431	$290,154
End of period	$465,557	$482,557

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

(UNAUDITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Changes in Significant Accounting Policies

Overview

Cree, Inc. (the “Company”) develops and manufactures semiconductor materials and devices primarily based on silicon carbide (“SiC”), gallium nitride (“GaN”) and related compounds. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (“GaAs”), sapphire and other materials used for certain electronic applications. The Company currently focuses its expertise in SiC and GaN on light emitting diode (“LED”) products. The Company also develops power and radio frequency (“RF”) products. The Company has products commercially available in each of these categories.

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

Basis of Presentation

The consolidated balance sheet at December 26, 2010 and the consolidated statements of income for the three and six months ended December 26, 2010 and December 27, 2009, and the consolidated statements of cash flows for the six months ended December 26, 2010 and December 27, 2009 (“Consolidated Financial Statements”) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at December 26, 2010, and for all periods presented, have been made. The consolidated balance sheet at June 27, 2010 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010 (“fiscal 2010”). The results of operations for the period ended December 26, 2010 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 26, 2011 (“fiscal 2011”).

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

Interactive Data Filing with the SEC

On January 30, 2009, the SEC released the final rules requiring all registered companies to use eXtensible Business Reporting Language (“XBRL”) when submitting financial statements to the SEC. The new rules initially require interactive data reporting only by domestic and foreign large accelerated filers (those that prepare their financial statements in accordance with U.S. GAAP and have a worldwide public common equity float above $5.0 billion) for their first quarterly period ending after June 15, 2009 and all periods thereafter. As the Company did not originally meet this large accelerated filer requirement on the initial measurement date due to its market capitalization at that time, this reporting requirement only became effective for the Company in the first quarter of fiscal 2011. The Company provided its first quarter fiscal 2011 financial statements to the SEC using XBRL in compliance with the new SEC rules.

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

Note 2. Acquisitions

Acquisition of LED Lighting Fixtures, Inc.

On February 29, 2008 the Company acquired LED Lighting Fixtures, Inc. (“LLF”) through a wholly owned subsidiary that merged into Cree, Inc. on June 27, 2010. The Company acquired all of the outstanding share capital of LLF in exchange for total upfront consideration of $80.8 million, consisting of (1) $16.5 million in cash, (2) approximately 1.9 million shares of the Company’s common stock valued at $58.8 million, and (3) the assumption of fully vested LLF employee stock options valued at $4.5 million. The Company incurred transaction costs of approximately $1.0 million consisting primarily of professional fees incurred relating to attorneys, accountants and valuation advisors. Under the acquisition terms, additional consideration of up to $26.4 million would become payable to the former shareholders of LLF if defined product development targets and key employee retention measures were achieved over the three calendar years following the acquisition.

LLF met the conditions necessary for the earn-out payment for the calendar years ended December 31, 2008 and 2009 and as a result, the Company made a cash payment in the amount of $4.4 million to the former shareholders of LLF in the third quarter of fiscal 2009 and a cash payment in the amount of $8.8 million to the former shareholders of LLF in the third quarter of fiscal 2010, thus increasing goodwill in the Company’s consolidated financial statements. As of December 26, 2010, the final $13.2 million of contingent consideration to the former shareholders of LLF was accrued based on the Company’s review of the status of conditions necessary for the earn-out payment. The Company intends to make a $13.2 million cash payment to the former shareholders of LLF during its third quarter of fiscal 2011. This additional payment is reflected as a current liability and an increase to goodwill in the Company’s consolidated financial statements.

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

Note 3. Financial Statement Details

Accounts Receivable, net

The following is a summary of the components of accounts receivable, net (in thousands):

	December 26, 2010	June 27, 2010
Billed trade receivables	$159,781	$138,642
Unbilled contract receivables	1,712	1,391

	161,493	140,033
Allowance for sales returns and other incentives	(25,509)	(20,551)
Allowance for bad debts	(852)	(1,947)

Total accounts receivable, net	$135,132	$117,535

Inventories

The following is a summary of the components of inventories (in thousands):

	December 26, 2010	June 27, 2010
Raw material	$32,527	$24,858
Work-in-progress	68,520	57,180
Finished goods	44,470	30,203

Total inventories	$145,517	$112,241

Note 4. Investments

Short-term investments consist of high grade municipal and corporate bonds and other debt securities. The Company classifies its marketable securities as available-for-sale. This is based upon management’s determination that the underlying cash invested in these securities is available for operations as necessary.

The following table provides a summary of marketable investments by type (in thousands):

	December 26, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$452,891	$2,916	$(617)	$455,190
Corporate bonds	112,981	1,251	(213)	114,019
Municipal variable rate demand notes	2,850	—	—	2,850
U.S. agency securities	60,556	530	(17)	61,069
U.S. government securities	2,006	9	—	2,015
Non-U.S. government securities	10,118	10	—	10,128

Total	$641,402	$4,716	$(847)	$645,271

	June 27, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$441,653	$3,502	$(117)	$445,038
Corporate bonds	120,991	1,478	(20)	122,449
Municipal variable rate demand notes	15,685	—	(1)	15,684
U.S. agency securities	72,531	615	(32)	73,114
U.S. government securities	7,533	76	—	7,609
Non-U.S. government securities	5,091	—	(11)	5,080

Total	$663,484	$5,671	$(181)	$668,974

The contractual maturities of marketable investments at December 26, 2010 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$169,086	$286,105	$—	$—	$455,191
Corporate bonds	26,690	87,329	—	—	114,019
Municipal variable rate demand notes	—	—	—	2,850	2,850
U.S. agency securities	20,634	40,435	—	—	61,069
U.S. government securities	2,015	—	—	—	2,015
Non-U.S. government securities	10,127	—	—	—	10,127

Total	$228,552	$413,869	$—	$2,850	$645,271

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

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of December 26, 2010, financial assets utilizing Level 1 inputs included money market funds and investments traded on active securities exchanges. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds and variable rate demand notes, and U.S. agency securities. Level 2 assets are valued using a third-party pricing services consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company does not have any significant financial assets requiring the use of Level 3 inputs. There were no transfers between Level 1 and Level 2 during the six months ended December 26, 2010.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy and using the lowest level of input (in thousands):

	Financial Instruments Carried at Fair Value as of December 26, 2010
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$23,974	$—	$—	$23,974
Municipal bonds	—	15,601	—	15,601
U.S. agency securities	—	11,898	—	11,898

Total cash equivalents	23,974	27,499	—	51,473
Short-term investments
Municipal bonds	—	455,191	—	455,191
Corporate bonds	—	114,019	—	114,019
Municipal variable rate demand notes	—	2,850	—	2,850
U.S. agency securities	—	61,069	—	61,069
U.S. government securities	2,015	—	—	2,015
Non-U.S. government securities	—	10,127	—	10,127

Total short-term investments	2,015	643,256	—	645,271

Total assets	$25,989	$670,755	$—	$696,744

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

Note 6. Intangible Assets

Intangible Assets, net

The following table reflects the components of intangible assets, net (in thousands):

	December 26, 2010	June 27, 2010
Customer relationships	$52,620	$52,620
Developed technology	51,860	51,860
Patent and license rights	76,789	71,762

	$181,269	$176,242
Accumulated amortization	(77,648)	(70,133)

Intangible assets, net	$103,621	$106,109

Total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, recognized during the three and six months ended December 26, 2010 was $3.8 and $7.6 million, respectively. For the three and six months ended December 27, 2009, total amortization expense, including amortization of acquisition related intangibles, patents and license rights was $4.1 and $8.1 million, respectively.

Goodwill

Goodwill increased during the six months ended December 26, 2010 due to the accrual of the final $13.2 million earn-out payment related to the LLF acquisition that was considered additional purchase price and recorded as an increase to goodwill.

Note 7. Shareholders’ Equity

In September 2009, the Company issued and sold 12.65 million shares of its common stock, with net proceeds of approximately $434.0 million.

As of December 26, 2010, there remained approximately 4.5 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 2011. During the six months ended December 26, 2010, the Company did not repurchase any shares under the repurchase program.

The following presents a summary of activity in comprehensive income, net (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Net income	$49,775	$33,786	$107,811	$54,812

Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities, net of tax (expense) benefit of $1,177, $(202), $611, and $(459), respectively	(1,945)	333	(1,010)	717

Total other comprehensive income	(1,945)	333	(1,010)	717

Comprehensive income	$47,830	$34,119	$106,801	$55,529

Note 8. Earnings Per Share

The following presents the computation of basic earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Basic:
Net income	$49,775	$33,786	$107,811	$54,812

Weighted average common shares	108,364	104,591	108,032	97,876

Basic earnings per share	$0.46	$0.32	$1.00	$0.56

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Diluted:
Net income	$49,775	$33,786	$107,811	$54,812

Weighted average common shares - basic	108,364	104,591	108,032	97,876
Dilutive effect of stock options, unvested shares and ESPP purchase rights	1,612	2,016	1,785	1,960

Weighted average common shares - diluted	109,976	106,607	109,817	99,836

Diluted earnings per share	$0.45	$0.32	$0.98	$0.55

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three and six months ended December 26, 2010 there were 2.3 and 1.6 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive. For the three and six months ended December 27, 2009 there were 2.4 and 2.2 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

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

Stock Option Awards

The following table summarizes outstanding option awards as of December 26, 2010, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price
Outstanding at June 27, 2010	5,638	$31.23
Granted	2,193	55.74
Exercised	(1,089)	27.87
Forfeited or expired	(159)	66.29

Outstanding at December 26, 2010	6,583	$39.10

Restricted Stock and Stock Unit Awards

A summary of nonvested shares of restricted stock and stock unit awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of December 26, 2010, and changes during the six months then ended, follows (in thousands, except per share data):

	Number of Shares/Units	Weighted- Average Grant- Date Fair Value
Nonvested at June 27, 2010	418	$28.68
Granted	211	55.32
Vested	(149)	28.38
Forfeited	—	—

Nonvested at December 26, 2010	480	$40.49

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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
Income Statement Classification	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Cost of goods sold	$1,351	$729	$2,483	$1,554

Research and development	2,183	1,388	3,998	2,652
Sales, general and administrative	6,443	3,952	11,500	7,475

Total operating expenses	8,626	5,340	15,498	10,127

Total	$9,977	$6,069	$17,981	$11,681

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

At June 27, 2010, the Company had recorded $7.6 million of unrecognized tax benefits. During the six months ended December 26, 2010, there were no changes to that amount of recognized tax benefits. As a result, the total amount of unrecognized tax benefits as of December 26, 2010 is $7.6 million. If any portion of this $7.6 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $1.4 million of gross unrecognized tax benefits will change in the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. As of December 26, 2010, the Company had accrued $80 thousand of interest and penalties.

The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years ended June 29, 2008 and prior. The Company was notified during the quarter that the IRS will begin an examination of the Company’s corporate tax return for the fiscal year ended June 28, 2009. For foreign purposes, the Company is generally no longer subject to examination for tax periods 1999 and prior. During the quarter, the Hong Kong tax authorities commenced an examination for fiscal years 2008 and 2009. For U.S. state tax returns the Company is generally no longer subject to tax examinations for fiscal years prior to 2007. Certain federal and state carryforward tax attributes generated in prior years remain subject to examination and adjustment.

Note 11. Commitments and Contingencies

Please refer to the section entitled “Litigation” under Note 13 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010 and Note 11 – Commitments and Contingencies and Note 12 – Subsequent Events of the Notes to Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010 for a description of material legal proceedings including the proceedings discussed below. The following is an update to the Company’s legal proceedings.

The Fox Group, Inc. v. Cree, Inc. and Dow Corning Corporation

The Company reported in its most recent Annual Report on Form 10-K that a patent infringement action is pending against it in the U.S. District Court for the Eastern District of Virginia. The complaint, which was filed on June 29, 2010, alleges that the Company is infringing two U.S. patents by making, using, selling, and/or offering for sale silicon carbide substrates and products that use silicon carbide that practice the inventions claimed in the patents, and it requests a judgment against the Company for damages in an unspecified amount, an injunction against infringements, attorneys’ fees and costs. On August 30, 2010, the Company filed an answer and counterclaims in which it denies any infringement and asserts, among other defenses, that the patents are invalid and are unenforceable. The counterclaims seek a declaratory judgment that the Company has not infringed the patents and that the patents are invalid and unenforceable. The court has scheduled the trial for July 2011 and discovery has commenced.

Cree, Inc. v. SemiLEDs Corporation and Helios Crew Corp.

The Company is the plaintiff in an action against defendants SemiLEDs Corporation and its subsidiary, Helios Crew Corp., pending in the U.S. District Court for the District of Delaware. The action was commenced by the filing of a complaint on October 8, 2010. The complaint alleges the defendants are infringing three U.S. patents owned by the Company. The three patents are No. 7,737,459 entitled “High Output Group III Nitride Light Emitting Diodes,” No. 7,211,833 entitled “Light Emitting Diodes Including Barrier Layers/Sublayers” and No. 7,611,915, entitled “Methods for Manufacturing Light Emitting Diodes Including Barrier Layers/Sublayers.” The suit seeks monetary damages and an injunction against future infringements. On November 3, 2010 the defendants filed an answer and counterclaims in which they deny any infringement and assert, among other defenses, that the patents are invalid. The counterclaims seek a declaratory judgment that the defendants have not infringed the patents and that the patents are invalid.

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

Industry Dynamics and Trends

There are a number of other industry factors that affect our business which include, among others:

•

Overall Demand for Products and Applications using LEDs. Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Although LED lighting has grown rapidly in recent years, adoption of LEDs for general lighting is relatively new, still limited, and faces significant challenges before widespread adoption. These uncertainties related to adoption make demand difficult to forecast for us and our distributors.

•

Intense and Constantly Evolving Competitive Environment. Competition in the industry is intense and new companies are entering the LED market. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share. To remain competitive, market participants must continuously increase product performance and reduce costs to offset lower average sales prices.

•

Technological Innovation and Advancement. Innovations and advancements in LED technology continue to expand the potential commercial application of LEDs particularly in the general illumination market. However, new technologies or standards could emerge, or improvements could be made in existing technologies, that reduce or limit the demand for LEDs in certain markets.

•

Regulatory Actions Concerning Energy Efficiency. Many countries have already instituted or have announced plans to institute government regulations and programs designed to encourage or mandate increased energy efficiency, even in some cases banning forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs.

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

Highlights of the Second Quarter Fiscal 2011

The following is a summary of our financial results for the three months ended December 26, 2010:

•	Our year over year revenues increased 29% to $257.0 million;

•

We achieved operating income of $55.4 million in the second quarter of fiscal 2011 compared to $46.0 million in the second quarter of fiscal 2010. Net income per diluted share was $0.45 compared to $0.32 for the second quarter of fiscal 2010;

•

We spent $64.7 million on capital expenditures in the second quarter of fiscal 2011 compared to $41.4 million in the second quarter of fiscal 2010 as we continue to expand our manufacturing capacity; and

•	Combined cash, cash equivalents and marketable investments increased to $1,110.8 million at December 26, 2010 compared to $1,066.4 million at June 27, 2010.

Business Outlook

We project that the markets for our products will remain highly competitive during the remainder of fiscal 2011. We anticipate focusing on the following key areas, among others, in response to this competitive environment:

•

Build on our leadership in LED lighting. We plan to continue to be a catalyst for LED lighting adoption by developing innovative products that lead the market and enable new applications for LED lighting, such as the recent demonstration of the brightest, most-efficient LED-based A-lamp to date that meets ENERGY STAR® performance requirements for a 60-watt standard LED replacement bulb. We see such new product launches and demonstrations as an important part of our effort to fundamentally change perceptions about LED lighting.

•

Better enable our customers to develop high quality LED based lighting products. We want to facilitate our customers’ ability to create and successfully release high quality LED based lighting products. To accomplish this objective, we plan to continue to develop higher performing LED components that increase the value proposition for LED lighting and reduce their initial cost. We also plan to offer more highly integrated products, like the XLamp® CXA20 LED array, which is the first lighting-class array that can enable a 60-watt A-lamp equivalent. Additionally, we plan to expand our sales, applications and customer support capabilities.

•

Expand and enhance our production capacity. We plan to invest in the capacity to drive scale and support our transition to 150mm wafer production. In fiscal 2011, we are targeting to expand our production capacity at multiple points along the LED manufacturing process. In addition, we plan to increase research and development spending to support our efforts around our 150mm wafer capabilities and the development of new products.

•

Continue to invest in and grow our SiC power product line. We have experienced growing sales of our SiC power products in recent quarters. We have also seen rising demand for energy efficient power switching technology and believe this product line is well positioned to grow over the next several years. We recently released our first SiC switch product, a 1200v SiC MOSFET, which we believe will expand the market opportunity for our products.

Results of Operations

The following table sets forth certain consolidated statement of income data for the periods indicated:

	Three Months Ended December 26, 2010		Three Months Ended December 27, 2009
(Dollars in Thousands, Except Per Share Data)	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$256,983	100%	$199,475	100%
Cost of revenue, net	135,837	53%	105,405	53%

Gross profit	121,146	47%	94,070	47%

Research and development	29,233	11%	19,325	10%
Sales, general and administrative	33,366	13%	25,560	13%
Amortization of acquisition related intangibles	2,706	1%	3,045	2%
Loss on disposal or impairment of long-lived assets	429	0%	110	0%

Operating income	55,412	22%	46,030	23%
Gain on sale of investments, net	—	0%	1	0%
Other non-operating income	63	0%	(41)	0%
Interest income, net	2,170	1%	2,001	1%

Income before income taxes	57,645	22%	47,991	24%
Income tax expense	7,870	3%	14,205	7%

Net income	49,775	19%	33,786	17%

Diluted earnings per share	$0.45		$0.32

	Six Months Ended December 26, 2010		Six Months Ended December 27, 2009
(Dollars in Thousands, Except Per Share Data)	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$525,420	100%	$368,605	100%
Cost of revenue, net	273,745	52%	200,757	54%

Gross profit	251,675	48%	167,848	46%

Research and development	53,965	10%	39,499	11%
Sales, general and administrative	62,568	12%	49,173	13%
Amortization of acquisition related intangibles	5,412	1%	6,090	2%
Loss on disposal or impairment of long-lived assets	901	0%	403	0%

Operating income	128,829	25%	72,683	20%
Gain on sale of investments, net	1	0%	1	0%
Other non-operating income	—	0%	90	0%
Interest income, net	4,186	1%	3,631	1%

Income before income taxes	133,016	25%	76,405	21%
Income tax expense	25,205	5%	21,593	6%

Net income	107,811	21%	54,812	15%

Diluted earnings per share	$0.98		$0.55

Revenues

Revenues for the three and six months ended December 26, 2010 and December 27, 2009 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 26, 2010	December 27, 2009	Change		December 26, 2010	December 27, 2009	Change
LED products	$229,699	$181,986	$47,713	26%	$474,065	$338,013	$136,052	40%
Percent of total revenues	89%	91%			90%	92%
Power and RF products	27,284	17,489	9,795	56%	51,355	30,592	20,763	68%
Percent of total revenues	11%	9%			10%	8%

Total revenues	$256,983	$199,475	$57,508	29%	$525,420	$368,605	$156,815	43%

LED Products

We derive the largest portion of our revenue from the sale of our LED products which comprised approximately 89% and 91% of our total revenues for the second quarter of fiscal 2011 and fiscal 2010, respectively. For the six months ended December 26, 2010 and December 27, 2009, revenue from the sale of our LED products comprised approximately 90% and 92% of our total revenues, respectively.

Revenue from LED products increased approximately 26% to $229.7 million in the second quarter of fiscal 2011 from $182.0 million in the second quarter of fiscal 2010. For the six months ended December 26, 2010, revenue from our LED products increased approximately 40% to $474.1 million from $338.0 million for the six months ended December 27, 2009. Our year over year sales growth was primarily driven by increased sales of LED components. The blended average selling price (ASP) for our LED products increased by 50% in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. This increase was due to a shift in product mix to a higher proportion of revenues generated from sales of our LED components and LED lighting products versus our LED chips.

Power and RF Products

Revenues from our power and RF products comprised approximately 11% and 9% of our total revenues for the second quarter of fiscal 2011 and fiscal 2010, respectively. For the six months ended December 26, 2010 and December 27, 2009, revenue from the sale of our power and RF products comprised approximately 10% and 8% of our total revenues, respectively.

Revenue from power and RF increased approximately 56% to $27.3 million in the second quarter of fiscal 2011 from $17.5 million in the second fiscal quarter of 2010. For the six months ended December 26, 2010, revenue from our power and RF products increased approximately 68% to $51.4 million from $30.6 million for the six months ended December 27, 2009. The increase in our power and RF products revenue was primarily due to increased orders for SiC Schottky diodes and GaN monolithic microwave integrated circuits, or (MMICs).

Gross Profit

Cost of revenue includes materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products. Gross profit in dollars and gross margin were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 26, 2010	December 27, 2009	Change		December 26, 2010	December 27, 2009	Change
Total gross profit	$121,146	$94,070	$27,076	29%	$251,675	$167,848	$83,827	50%
Total gross margin	47%	47%			48%	46%

Gross profit in the second quarter of fiscal 2011 increased approximately 29% to $121.1 million from $94.1 million in the second quarter of fiscal 2010. For the six months ended December 26, 2010 gross profit increased approximately 50% to $251.7 million from $167.8 million for the six months ended December 27, 2009. For the second quarter of fiscal 2011 our gross margin remained flat relative to the second quarter of fiscal 2010. For the six months ended December 26, 2010 our gross margin increased to 48% from 46% for the six months ended December 27, 2009. Factors contributing to the increase in gross margin were changes in product mix to higher margin products and lower production costs across our product lines due to higher production yields.

Research and Development

Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee compensation and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 26, 2010	December 27, 2009	Change		December 26, 2010	December 27, 2009	Change
Research and development	$29,233	$19,325	$9,908	51%	$53,965	$39,499	$14,466	37%
Percent of total revenues	11%	10%			10%	11%

Research and development expenses in the second quarter of fiscal 2011 increased 51% to $29.2 million from $19.3 million in the second quarter of fiscal 2010. For the six months ended December 26, 2010 research and development expenses increased 37% to $54.0 million from $39.5 million for the six months ended December 27, 2009. The increase was primarily due to increased spending to support the development of 150mm wafer capabilities as well as continued research and development activities focusing on brighter LED chips, LED components, LED lighting products, and power products. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including: the timing of new product introductions, timing of expenditures and the number and nature of our ongoing research and development activities. However, we anticipate that in general our research and development expenses will continue to increase over time to support future growth.

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

	Three Months Ended				Six Months Ended
	December 26, 2010	December 27, 2009	Change		December 26, 2010	December 27, 2009	Change
Sales, general and administrative	$33,366	$25,560	$7,806	31%	$62,568	$49,173	$13,395	27%
Percent of total revenues	13%	13%			12%	13%

Sales, general and administrative expenses in the second quarter of fiscal 2011 increased 31% to $33.4 million from $25.6 million in the second quarter of fiscal 2010. For the six months ended December 26, 2010 sales, general and administrative expenses increased 27% to $62.6 million from $49.2 million for the six months ended December 27, 2009. The increase in second quarter of fiscal 2011 is primarily due to an increase in spending on sales and marketing as we expand our direct sales resources and channels and invest in building the Cree brand. Additionally, costs increased due to higher patent litigation costs.

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

	Three Months Ended				Six Months Ended
	December 26, 2010	December 27, 2009	Change		December 26, 2010	December 27, 2009	Change
INTRINSIC	$186	$186	$—	0%	$372	$372	$—	0%
COTCO	1,734	2,073	(339)	-16%	3,468	4,146	(678)	-16%
LLF	786	786	—	0%	1,572	1,572	—	0%

Total	$2,706	$3,045	$(339)	-11%	$5,412	$6,090	$(678)	-11%

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

	Three Months Ended				Six Months Ended
	December 26, 2010	December 27, 2009	Change		December 26, 2010	December 27, 2009	Change
Loss on disposal or impairment of long- lived assets, net	$429	$110	$319	290%	$901	$403	$498	124%

We recorded a net loss of $0.4 million on the disposal of long-lived assets in the second quarter of fiscal 2011 compared to a net loss of $0.1 million in the second quarter of fiscal 2010. For the six months ended December 26, 2010 we recorded a loss of $0.9 million compared to $0.4 million for the six months ended December 27, 2009. The fiscal 2011 losses are due to the disposal of certain equipment due to manufacturing process changes and due to the impairment of certain capitalized patent costs.

Non-Operating Income

The following table sets forth our non-operating income (in thousands):

	Three Months Ended				Six Months Ended
	December 26, 2010	December 27, 2009	Change		December 26, 2010	December 27, 2009	Change
Gain on sale of investments, net	$—	$1	$(1)	-100%	$1	$1	$—	0%
Other non-operating income (expense)	$63	$(41)	$104	-254%	$—	$90	$(90)	-100%
Interest income, net	$2,170	$2,001	$169	8%	$4,186	$3,631	$555	15%

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

Net interest income was $2.2 million compared to $2.0 million for the second quarter of fiscal 2011 and fiscal 2010, respectively. For the six months ended December 26, 2010 net interest income was $4.2 million compared to $3.6 million for the six months ended December 27, 2009. Year over year changes in interest income are due to a combination of fluctuations in interest rates on our cash and investments and differences between the periods in our average cash and investment balances.

Other non-operating income is comprised primarily of foreign exchange gains and losses.

Income Tax Expense

The following table sets forth our income tax expense in dollars (in thousands) and our effective tax rate:

	Three Months Ended				Six Months Ended
	December 26, 2010	December 27, 2009	Change		December 26, 2010	December 27, 2009	Change
Income tax expense	$7,870	$14,205	$(6,335)	-45%	$25,205	$21,593	$3,612	17%
Effective tax rate	13.7%	29.6%			18.9%	28.3%

The variation between the Company’s effective tax rate and the U.S. statutory rate of 35 percent is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a material impact on our periodic effective tax rate.

We recorded income tax expense of $7.9 million for an effective tax rate of 13.7% in the second quarter of fiscal 2011 as compared to income tax expense of $14.2 million for an effective tax rate of 29.6% in the second quarter of fiscal 2010. For the six months ended December 26, 2010 we recorded income tax expense of $25.2 million for an effective tax rate of 18.9% compared to income tax expense of $21.6 million for an effective tax rate of 28.3% for the six months ended December 27, 2009. The decrease in our effective tax rate is primarily due to the following:

•	An overall higher percentage of income in lower tax jurisdictions outside the United States.

•

On December 17, 2010, the U.S. government passed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (H.R. 4853) which included a retroactive extension of the Research and Development tax credit. As a result of the changes in the applicable tax laws resulting from the act, we estimated a benefit of approximately $4.0 million. A portion of this, $2.1 million, was treated as a discrete event and recorded as a reduction to our income tax expense for the three months ended December 26, 2010.

•

During the first quarter of fiscal 2011, we were awarded a tax holiday on our operations in Malaysia. In certain conditions this arrangement allows us a tax holiday for ten years starting in fiscal 2011.

•

During fiscal 2010, we were notified by the Internal Revenue Service that we had been allocated $39 million of federal tax credits as part of the American Recovery and Reinvestment Act of 2009 (Internal Revenue Code Section 48C). This $39 million allocation was based upon our projecting that we would put into service approximately $130 million of qualified equipment into our United States manufacturing locations over the following three years. We generated $10.8 million of 48C credits in fiscal 2010. We anticipate generating the remainder of the awarded 48C credits (approximately $28.2 million) during fiscal 2011. The tax benefit (net of related basis adjustments) will be amortized into income over the useful life (5 years) of the underlying equipment that was placed in service to generate these credits. In fiscal 2011, we anticipate we will recognize approximately a $5.1 million income tax benefit related to these credits, of this amount, $2.6 million has been recorded in the first six months of fiscal 2011.

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

Financial Condition

Our liquidity and capital resources depend on our cash flows from operations and our working capital. Our working capital increased to $1.3 billion as of December 26, 2010 from $1.2 billion at June 27, 2010, primarily due to positive cash flows from operations. The following table presents the components of our cash conversion cycle for our second fiscal quarter of 2011 and fourth fiscal quarter of 2010:

	December 26, 2010	June 27, 2010	Change
Days of sales outstanding (a)	47	40	7	18%
Days of supply in inventory (b)	96	76	20	26%
Days in accounts payable (c)	(53)	(43)	(10)	23%

Cash conversion cycle	90	73	17	23%

(a)	Days of sales outstanding (DSO) calculates the average collection period of our accounts receivable. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO is calculated by dividing accounts receivable, net of allowance for doubtful accounts and revenue reserves, by average net revenue for the current quarter (90 days).

(b)	Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on net ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing net ending inventory by average cost of goods sold for the current quarter (90 days).
(c)	Days in accounts payable (DPO) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold for the current quarter (90 days).

Overall our cash conversion cycle, or days to cash, increased primarily due to an increase in inventory on hand. The increase in inventory is primarily related to our building product in response to a higher demand forecast than our actual results.

As of December 26, 2010, all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at December 26, 2010 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of December 26, 2010.

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

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Six Months Ended
	December 26, 2010	December 27, 2009	Change
Cash provided by operating activities	$145,756	$82,699	$63,057	76%
Cash used in investing activities	(117,122)	(439,225)	322,103	-73%
Cash provided by financing activities	39,254	548,739	(509,485)	-93%
Effects of foreign exchange changes	238	190	48	25%

Net increase in cash and cash equivalents	$68,126	$192,403	$(124,277)	-65%

The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $145.8 million in the first six months of fiscal 2011 compared to $82.7 million for the first six months of fiscal 2010. This increase was primarily driven by a year over year rise in our net income, offset in part by higher levels of inventory and receivables.

Cash Flows from Investing Activities

Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and purchase of patent and license rights. Net cash used in investing activities was $117.1 million for the first six months of fiscal 2011 compared to $439.2 million for the first six months of fiscal 2010. This year over year decrease was primarily the result of an overall net decrease in investment activity. This decrease was partially offset by an increase in our current year capital expenditures for property, plant and equipment to expand our global production capacity.

We will continue to closely monitor our capital expenditures, while making strategic investments to develop our existing products, pursue strategic initiatives where appropriate and invest in our manufacturing and information technology infrastructure to meet the needs of our business. We target committing capital of approximately $250 to $260 million in fiscal 2011 for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $39.3 million for the first six months of fiscal 2011 compared to $548.7 million for the first six months of fiscal 2010. This year over year decrease was primarily related to our sale of 12.65 million shares of our common stock in a follow-on public offering during fiscal 2010, with net proceeds of approximately $434.0 million.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 26, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into leases primarily for certain of our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 27, 2010, in the section entitled “Contractual Obligations” for the future minimum lease payments due under our operating leases as of June 27, 2010.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While we intend to focus on managing our costs and expenses, over the long term we expect to invest substantially to support our growth and may have additional unexpected costs. For example, we purchased a 565,000-square-foot facility in Huizhou, Guangdong Province, China to support LED chip and LED component production and we recently announced our intention to expand LED wafer production at our facility in North Carolina. However, such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. There are also inherent execution risks in starting up a new factory that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control during the start-up phase.

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

With the growth potential for LEDs, we may face increased competition in the future. For example, Samsung has entered the LED market and Taiwan Semiconductor Manufacturing Company has announced its intention to enter the LED market as well. Additionally, new technologies could emerge or improvements could be made in existing technologies that may also reduce the demand for LEDs in certain markets.

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

We receive a significant amount of our revenues from a limited number of customers. For example, in fiscal 2010, two distribution customers, Arrow Electronics, Inc. and World Peace Industrial Co. Ltd., individually accounted for more than 10% of our net revenue, for a combined total of 30% of our total net revenue. Sales to these and most of our other large customers are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their past purchasing behavior with little or no notice to us for various reasons, including: developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their past (or expected) purchasing behavior, or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.

If we are unable to effectively develop, manage and expand our distribution channels for our products, our operating results may suffer.

We have expanded into business channels that are different from those that we have historically operated in as we grow our business and sell LED lighting products and more LED components versus LED chips. If we are unable to effectively penetrate these channels or develop channels to ensure our products are reaching the appropriate customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the timeline established by our customers.

A substantial portion of our products are sold through distributors. We rely on distributors to develop and expand their customer base as well as anticipate demand from their customers. If they are not successful, our growth and profitability may be impacted. We typically recognize revenue on product sold to distributors when the item is shipped and title passes to the distributor (sell-in method). Distributors must balance the need to have enough products in stock in order to meet their customers’ needs against the risk of potential inventory obsolescence. The risks of inventory obsolescence are especially true with technological products. In addition, certain distributors have limited rights to return inventory under stock rotation programs and have limited price protection rights for which we make estimates. We evaluate inventory levels in the distribution channel, current economic trends and other related factors in order to account for these factors in our judgments and estimates. As inventory levels and product return trends change we revise our estimates and our operating results could be impacted.

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

The adoption of or changes in government policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting or changes in government policies, standards or regulations that discourage the use of certain traditional lighting technologies, could impact the demand for our LED products.

The adoption of or changes in government policies, standards or regulations relating the efficiency, performance or other aspects of LED lighting may impact the demand for our LED products. For example, the Chinese government recently delayed purchases of LED street and tunnel lighting while developing new standards for the required performance for such lighting products in China. The process resulted in reduced short-term demand for those lighting applications.

Demand for our LED products may also be impacted by changes in government policies, standards or regulations that discourage the use of certain traditional lighting technologies. For example, the Energy Independence and Security Act of 2007 in the United States imposes constraints on the sale of incandescent lights beginning in 2012. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products.

Our results of operations, financial condition and business could be harmed if we were unable to balance customer demand and capacity.

As customer demand for our products changes, we must be able to ramp up or adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. For example, we purchased a 565,000-square-foot facility in Huizhou, Guangdong Province, China to support LED chip and LED component production and we recently announced our intention to expand LED wafer production at our facility in North Carolina. If we are not able to increase our production capacity at our targeted rate, or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets.

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

Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development and introduction of these new products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions for market requirements;

•	our ability to predict, influence, and/or react to evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to expand sales and influence key customers to adopt our products;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs for commercial sales;

•	our ability to effectively transfer products and technology developed in one country to our manufacturing facilities in other countries;

•	our customers’ ability to develop competitive products incorporating our products; and

•	acceptance of our customers’ products by the market.

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

Our intellectual property position is based in part on patents owned by us and patents licensed to us. We intend to continue to file patent applications in the future, where appropriate, and to pursue such applications with U.S. and foreign patent authorities.

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

We depend on a number of sole source and limited source suppliers for certain raw materials, including rare earth elements, components, services and equipment used in manufacturing our products, including key materials and equipment used in critical stages of our manufacturing processes. Although alternative sources generally exist for these items, qualification of many of these alternative sources could take up to six months or longer. Where possible, we attempt to identify and qualify alternative sources for our sole and limited source suppliers.

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

In our fabrication process we consume a number of precious metals and other commodities, which are subject to high price volatility. Our operating margins could be significantly affected if we are not able to pass along price increases to our customers. In addition, production could be disrupted by the unavailability of the resources used in production such as water, silicon, electricity and gases. Future environmental regulations could restrict supply or increase the cost of certain of those materials.

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

For example, proposals have been made by various U.S. governmental bodies to change the U.S. tax laws that include, among other things, limiting U.S. tax deductions for expenses related to un-repatriated foreign-source income and modifying the U.S. foreign tax credit rules. Although the scope of the proposed changes is unclear, it is possible that these or other changes in U.S. tax laws could increase our U.S. income tax liability and adversely affect our profitability. At this time, we cannot determine the timing that the proposed changes, if enacted, would become effective.

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

We may be subject to intellectual property theft or misuse, which could harm our business and results of operations.

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

If U.S. government agencies discontinue or curtail their funding for our research and development programs, our business may suffer.

Changes in U.S. federal budget priorities could adversely affect our results of operations and business if they impact revenues we earn under government contracts or other government-sponsored research and development. Historically, government agencies have funded a significant portion of our research and development activities. When the government changes budget priorities, such as in times of war or financial crisis, our funding has the risk of being redirected to other programs. Government contracts are also subject to the risk that the government agency may not appropriate and allocate all funding contemplated by the contract. In addition, our government contracts generally permit the contracting authority to terminate the contracts for the convenience of the government. The full value of the contracts would not be realized if they were prematurely terminated. Furthermore, we may be unable to incur sufficient allowable costs to generate the full estimated contract values and there is some risk that any technologies developed under these contracts may not have commercial value. If government funding is discontinued or reduced, our ability to develop or enhance products could be limited, and our business, results of operations and financial condition could be adversely affected.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Bylaws, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.1	Form of Cree, Inc. Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.2	2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.3	Amendment One to Non-Employee Director Stock Compensation and Deferral Program

10.4	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 2010 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC
January 19, 2011

/s/ John T. Kurtzweil
John T. Kurtzweil
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Bylaws, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.1	Form of Cree, Inc. Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.2	2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.3	Amendment One to Non-Employee Director Stock Compensation and Deferral Program

10.4	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 2010 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.