Form 10-Q
period 2011-03-27
CREE INC
filed 2011-04-20
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

or

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

(919) 407-5300

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

Yes [ X ] No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X]

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 13, 2011, was 109,474,435.

CREE, INC.

FORM 10-Q

For the Quarterly Period Ended March 27, 2011

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

CREE, INC.

CONSOLIDATED BALANCE SHEETS

	March 27, 2011
	(Unaudited)	June 27, 2010
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$410,413	$397,431
Short-term investments	662,679	668,974

Total cash, cash equivalents, and short-term investments	1,073,092	1,066,405

Accounts receivable, net	125,894	117,535
Income tax receivable	9,855	-
Inventories	169,607	112,241
Deferred income taxes	19,389	18,823
Prepaid expenses and other current assets	43,083	40,159

Total current assets	1,440,920	1,355,163

Property and equipment, net	533,696	419,726
Intangible assets, net	103,209	106,109
Goodwill	326,178	313,019
Other assets	4,391	5,159

Total assets	$2,408,394	$2,199,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$74,889	$63,826
Accrued salaries and wages	23,031	26,247
Income taxes payable	-	14,375
Other current liabilities	25,222	15,643

Total current liabilities	123,142	120,091
Long-term liabilities:
Deferred income taxes	39,398	39,398
Other long-term liabilities	23,823	11,639

Total long-term liabilities	63,221	51,037
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 27, 2011 and June 27, 2010; none issued and outstanding	-	-
Common stock, par value $0.00125; 200,000 shares authorized at March 27, 2011 and June 27, 2010; 109,445 and 108,002 shares issued and outstanding at March 27, 2011 and June 27, 2010, respectively	136	135
Additional paid-in-capital	1,575,660	1,507,435
Accumulated other comprehensive income, net of taxes	11,236	12,171
Retained earnings	634,999	508,307

Total shareholders’ equity	2,222,031	2,028,048

Total liabilities and shareholders’ equity	$2,408,394	$2,199,176

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

(UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
	(Thousands, except per share amounts)

Revenue, net	$219,168	$234,083	$744,588	$602,688

Cost of revenue, net	127,773	121,877	401,518	322,634

Gross profit	91,395	112,206	343,070	280,054

Operating expenses:
Research and development	31,016	20,366	84,981	59,865
Sales, general and administrative	37,603	28,954	100,171	78,108
Amortization of acquisition related intangibles	2,693	3,045	8,105	9,135
Loss on disposal or impairment of long-lived assets	405	3,286	1,306	3,689

Total operating expenses	71,717	55,651	194,563	150,797

Operating income	19,678	56,555	148,507	129,257

Non-operating income:
Other non-operating income, net	106	44	107	135
Interest income, net	2,170	2,125	6,356	5,737

Income from operations before income taxes	21,954	58,724	154,970	135,129

Income tax expense	3,073	14,094	28,278	35,687

Net income	$18,881	$44,630	$126,692	$99,442

Earnings per share:

Basic net income per share	$0.17	$0.42	$1.17	$0.99

Diluted net income per share	$0.17	$0.41	$1.15	$0.97

Shares used in per share calculation:
Basic	108,948	106,367	108,338	100,706

Diluted	110,323	108,601	110,007	102,907

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

(UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	March 27, 2011	March 28, 2010
	(Thousands)
Cash flows from operating activities:
Net income	$126,692	$99,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,456	66,873
Stock-based compensation	28,293	17,434
Excess tax benefit from share-based payment arrangements	(10,152)	(16,781)
Loss on disposal or impairment of long-lived assets	1,306	3,689
Provision for doubtful accounts	(919)	(153)
Amortization of premium/discount on investments	11,711	5,771
Changes in operating assets and liabilities:
Accounts receivable	(7,623)	(22,643)
Inventories	(56,788)	(27,908)
Prepaid expenses and other assets	(12,012)	(4,304)
Accounts payable, trade	18,047	21,515
Accrued expenses and other liabilities	9,911	12,696

Net cash provided by operating activities	186,922	155,631

Cash flows from investing activities:
Purchases of property and equipment	(189,233)	(127,838)
Payment of COTCO contingent consideration	-	(57,050)
Payment of LLF contingent consideration	(13,159)	(8,773)
Purchases of investments	(309,472)	(581,531)
Proceeds from maturities of investments	224,298	79,078
Proceeds from sale of property and equipment	1	210
Proceeds from sale of available-for-sale investments	78,258	9,800
Purchases of patent and licensing rights	(8,821)	(7,374)

Net cash used in investing activities	(218,128)	(693,478)

Cash flows from financing activities:
Net proceeds from issuance of common stock	33,616	577,838
Excess tax benefit from share-based payment arrangements	10,152	16,781

Net cash provided by financing activities	43,768	594,619

Effects of foreign exchange changes on cash and cash equivalents	420	30

Net increase in cash and cash equivalents	12,982	56,802
Cash and cash equivalents:
Beginning of period	397,431	290,154

End of period	$410,413	$346,956

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

Basis of Presentation

The consolidated balance sheet at March 27, 2011 and the consolidated statements of income for the three and nine months ended March 27, 2011 and March 28, 2010, and the consolidated statements of cash flows for the nine months ended March 27, 2011 and March 28, 2010 (“consolidated financial statements”) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at March 27, 2011, and for all periods presented, have been made. The consolidated balance sheet at June 27, 2010 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010 (“fiscal 2010”). The results of operations for the period ended March 27, 2011 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 26, 2011 (“fiscal 2011”).

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

Determining the Primary Beneficiary of a Variable Interest Entity

In June 2009, the FASB issued new guidance concerning the determination of the primary beneficiary of a variable interest entity (“VIE”). This new guidance amends current U.S. GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of a VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g., troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE. This guidance became effective for the Company beginning in the first quarter of fiscal 2011. The Company’s adoption of the new accounting guidance did not have a significant impact on its consolidated financial statements.

Interactive Data Filing with the SEC

On January 30, 2009, the SEC released the final rules requiring all registered companies to use eXtensible Business Reporting Language (“XBRL”) when submitting financial statements to the SEC. The new rules initially require interactive data reporting only by domestic and foreign large accelerated filers (those that prepare their financial statements in accordance with U.S. GAAP and have a worldwide public common equity float above $5.0 billion) for their first quarterly period ending after June 15, 2009 and all periods thereafter. As the Company did not originally meet this large accelerated filer requirement on the initial measurement date due to its market capitalization at that time, this reporting requirement only became effective for the Company in the first quarter of fiscal 2011. The Company provided its first quarter and second quarter fiscal 2011 financial statements to the SEC using XBRL in compliance with the new SEC rules.

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

When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts

In December 2010, the FASB issued an accounting standards update modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance became effective for the Company beginning in the third quarter of fiscal 2011. The Company’s adoption of the new guidance did not have a significant impact on its consolidated financial statements.

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

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued an accounting standards update for business combinations. This standards update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company’s adoption of the new guidance will not have a significant impact on its consolidated financial statements.

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

LLF met the conditions necessary for the earn-out payment for the calendar years ended December 31, 2008, 2009 and 2010. As a result, the Company made a cash payment in the amount of $4.4 million to the former shareholders of LLF in the third quarter of fiscal 2009, a cash payment in the amount of $8.8 million to the former shareholders of LLF in the third quarter of fiscal 2010, and a final cash payment in the amount of $13.2 million to the former shareholders of LLF in the third quarter of fiscal 2011. These incremental payments were treated as additional purchase price and resulted in an increase to goodwill in the Company’s consolidated financial statements.

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

Note 3.    Financial Statement Details

Accounts Receivable, net

The following is a summary of the components of accounts receivable, net (in thousands):

	March 27, 2011	June 27, 2010
Billed trade receivables	$151,689	$138,642
Unbilled contract receivables	2,202	1,391

	153,891	140,033
Allowance for sales returns, and other incentives	(27,176)	(20,551)
Allowance for bad debts	(821)	(1,947)

Total accounts receivable, net	$125,894	$117,535

Inventories

The following is a summary of the components of inventories (in thousands):

	March 27, 2011	June 27, 2010
Raw material	$35,947	$24,858
Work-in-progress	71,399	57,180
Finished goods	62,261	30,203

Total inventories	$169,607	$112,241

Note 4.    Investments

Short-term investments consist of high grade municipal and corporate bonds and other debt securities. The Company classifies its marketable securities as available-for-sale. This is based upon management’s determination that the underlying cash invested in these securities is available for operations as necessary.

The following table provides a summary of marketable investments by type (in thousands):

	March 27, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$416,633	$2,973	$(348)	$419,258
Corporate bonds	165,505	1,220	(313)	166,412
Certificates of deposit	10,004	-	-	10,004
Municipal variable rate demand notes	1,295	-	-	1,295
U.S. agency securities	55,200	462	(8)	55,654
Non-U.S. government securities	10,053	3	-	10,056

Total	$658,690	$4,658	$(669)	$662,679

	June 27, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$441,653	$3,502	$(117)	$445,038
Corporate bonds	120,991	1,478	(20)	122,449
Municipal variable rate demand notes	15,685	-	(1)	15,684
U.S. agency securities	72,531	615	(32)	73,114
U.S. government securities	7,533	76	-	7,609
Non-U.S. government securities	5,091	-	(11)	5,080

Total	$663,484	$5,671	$(181)	$668,974

The contractual maturities of marketable investments at March 27, 2011 were as follows (in thousands):

	March 27, 2011
	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$130,571	$288,687	$-	$-	$419,258
Corporate bonds	39,088	127,324	-	-	166,412
Certificates of deposit	-	10,004	-	-	10,004
Municipal variable rate demand notes	-	-	-	1,295	1,295
U.S. agency securities	16,931	38,723	-	-	55,654
Non-U.S. government securities	10,056	-	-	-	10,056

Total	$196,646	$464,738	$-	$1,295	$662,679

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

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of March 27, 2011, financial assets utilizing Level 1 inputs included money market funds. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds, certificates of deposit, variable rate demand notes, non-U.S. government securities and U.S. agency securities. Level 2 assets are valued using a third-party pricing services consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company does not have any significant financial assets requiring the use of Level 3 inputs. There were no transfers between Level 1 and Level 2 during the nine months ended March 27, 2011.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy and using the lowest level of input (in thousands):

	Financial Instruments Carried at Fair Value (in thousands) as of March 27, 2011
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$34,105	$-	$-	$34,105
U.S. agency securities	-	2,435	-	2,435

Total cash equivalents	34,105	2,435	-	36,540
Short-term investments
Municipal bonds	-	419,258	-	419,258
Corporate bonds	-	166,412	-	166,412
Certificates of deposit	-	10,004	-	10,004
Municipal variable rate demand notes	-	1,295	-	1,295
U.S. agency securities	-	55,654	-	55,654
Non-U.S. government securities	-	10,056	-	10,056

Total short-term investments	-	662,679	-	662,679

Total assets	$34,105	$665,114	$-	$699,219

The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses from the sale of investments are included in “Other non-operating income, net” and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be “other-than-temporary.”

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

Note 6.    Intangible Assets

Intangible Assets, net

The following table reflects the components of intangible assets, net (in thousands):

	March 27, 2011	June 27, 2010
Customer relationships	$52,620	$52,620
Developed technology	51,860	51,860
Patent and license rights	80,271	71,762

	$184,751	$176,242
Accumulated amortization	(81,542)	(70,133)

Intangible assets, net	$103,209	$106,109

Total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, recognized during the three and nine months ended March 27, 2011 was $3.9 and $11.6 million, respectively. For the three and nine months ended March 28, 2010, total amortization expense, including amortization of acquisition related intangibles, patents and license rights was $4.1 and $12.2 million, respectively.

Goodwill

Goodwill increased during the nine months ended March 27, 2011 due to the payment of the final $13.2 million earn-out payment related to the LLF acquisition that was considered additional purchase price and recorded as an increase to goodwill.

Note 7.    Shareholders’ Equity

In September 2009, the Company issued and sold 12.65 million shares of its common stock, with net proceeds of approximately $434.0 million.

As of March 27, 2011, there remained approximately 4.5 million shares of the Company’s common stock approved for repurchase under a repurchase program authorized by the Board of Directors that extends through June 2011. During the nine months ended March 27, 2011, the Company did not repurchase any shares under the repurchase program.

The following presents a summary of activity in comprehensive income, net (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Net income	$18,881	$44,630	$126,692	$99,442

Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit of $(46), $395, $566, and $(63), respectively	77	(653)	(935)	64

Comprehensive income	$18,958	$43,977	$125,757	$99,506

Note 8.    Earnings Per Share

The following presents the computation of basic earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010

Basic:
Net income	$18,881	$44,630	$126,692	$99,442

Weighted average common shares	108,948	106,367	108,338	100,706

Basic earnings per share	$0.17	$0.42	$1.17	$0.99

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010

Diluted:
Net income	$18,881	$44,630	$126,692	$99,442

Weighted average common shares - basic	108,948	106,367	108,338	100,706
Dilutive effect of stock options, unvested shares and ESPP purchase rights	1,375	2,234	1,669	2,201

Weighted average common shares - diluted	110,323	108,601	110,007	102,907

Diluted earnings per share	$0.17	$0.41	$1.15	$0.97

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three and nine months ended March 27, 2011, there were 2.4 and 1.8 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive. For the three and nine months ended March 28, 2010, there were 0.3 and 1.9 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

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

Stock Option Awards

The following table summarizes outstanding option awards as of March 27, 2011, and changes during the nine months then ended (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price
Outstanding at June 27, 2010	5,638	$31.23
Granted	2,293	55.64
Exercised	(1,211)	27.78
Forfeited or expired	(194)	62.62

Outstanding at March 27, 2011	6,526	$39.51

Restricted Stock and Stock Unit Awards

A summary of nonvested shares of restricted stock and stock unit awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of March 27, 2011, and changes during the nine months then ended, follows (shares in thousands):

	Number of Shares/Units	Weighted- Average Grant- Date Fair Value
Nonvested at June 27, 2010	418	$28.68
Granted	234	54.91
Vested	(149)	28.38
Forfeited	-	-

Nonvested at March 27, 2011	503	$41.01

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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
Income Statement Classification	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Cost of goods sold	$1,440	$471	$3,924	$2,025

Research and development	2,259	937	6,256	3,589
Sales, general and administrative	6,612	4,345	18,113	11,820

Total operating expenses	8,871	5,282	24,369	15,409

Total	$10,311	$5,753	$28,293	$17,434

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

At June 27, 2010, the Company had recorded $7.6 million of unrecognized tax benefits. During the nine months ended March 27, 2011, there were no changes to that amount of recognized tax benefits. As a result, the total amount of unrecognized tax benefits as of March 27, 2011 is $7.6 million. If any portion of this $7.6 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $1.4 million of gross unrecognized tax benefits will change in the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. As of March 27, 2011, the Company had accrued $105 thousand of interest and penalties.

The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years ended June 29, 2008 and prior. The Company is currently under examination with the Internal Revenue Service for fiscal year ended June 28, 2009. For foreign purposes, the Company is generally no longer subject to examination for tax periods 1999 and prior. During the second quarter of fiscal 2011, the Hong Kong tax authorities commenced an examination of the Company’s corporate tax returns for fiscal years 2008 and 2009. For U.S. state tax returns the Company is generally no longer subject to tax examinations for fiscal years prior to 2007. Certain federal and state carryforward tax attributes generated in prior years remain subject to examination and adjustment. The Company was recently notified that the Japanese tax authority will begin an examination of the Company’s corporate tax returns for fiscal years 2008, 2009 and 2010.

Note 11.    Commitments and Contingencies

Information regarding material legal proceedings is contained in our Annual Report on Form 10-K for the year ended June 27, 2010, and updates to that disclosure, including with respect to the proceedings discussed below, are contained in our Quarterly Reports on Form 10-Q for the periods ended September 26, 2010 and December 26, 2010. The following is provided as an update to the Company’s legal proceedings as contained in those reports:

The Fox Group, Inc. v. Cree, Inc.

The Company reported in its most recent Annual Report on Form 10-K that a patent infringement action is pending against it in the U.S. District Court for the Eastern District of Virginia. The complaint, which was filed on June 29, 2010, alleges that the Company is infringing two U.S. patents by making, using, selling, and/or offering for sale silicon carbide substrates and products that use silicon carbide that practice the inventions claimed in the patents, and it requests a judgment against the Company for damages in an unspecified amount, an injunction against infringements, attorneys’ fees and costs. On August 30, 2010, the Company filed an answer and counterclaims in which it denies any infringement and asserts, among other defenses, that the patents are invalid and are unenforceable. The counterclaims seek a declaratory judgment that the Company has not infringed the patents and that the patents are invalid and unenforceable. The court has scheduled the trial for July 2011.

Cree, Inc. v. SemiLEDs Corporation and Helios Crew Corp.

The Company is the plaintiff in an action against defendants SemiLEDs Corporation and its subsidiary, Helios Crew Corp., pending in the U.S. District Court for the District of Delaware. The action was commenced by the filing of a complaint on October 8, 2010. The complaint alleges the defendants are infringing three U.S. patents owned by the Company. The three patents are No. 7,737,459 entitled “High Output Group III Nitride Light Emitting Diodes,” No. 7,211,833 entitled “Light Emitting Diodes Including Barrier Layers/Sublayers” and No. 7,611,915, entitled “Methods for Manufacturing Light Emitting Diodes Including Barrier Layers/Sublayers.” The suit seeks monetary damages and an injunction against future infringements. The defendants filed an answer and counterclaims in which they deny any infringement and assert, among other defenses, that the patents are invalid. The counterclaims seek a declaratory judgment that the defendants have not infringed the patents and that the patents are invalid. On March 16, 2011, the court allowed the Company to add claims for infringement of three additional U.S. patents owned by the Company: No. 6,657,236 entitled “Enhanced Light Extraction in LEDS Through the Use of Internal and External Optical Elements”; No. 7,795,623 entitled “Light Emitting Devices Having Current Reducing Structures and Methods of Forming Light Emitting Devices Having Current Reducing Structures”; and No. 7,557,380 entitled “Light Emitting Devices Having a Reflective Bond Pad and Methods of Fabricating Light Emitting Devices Having Reflective Bond Pads.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All information contained in this report relative to future markets for our products and trends in and anticipated levels of revenue, gross margins and expenses, as well as other statements containing words such as “believe,” “project,” “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made and we have no duty to update them if our views later change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this

Quarterly Report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A of this Quarterly Report.

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

Industry Dynamics and Trends

There are a number of industry factors that affect our business which include, among others:

•

Overall Demand for Products and Applications using LEDs. Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Although LED lighting has grown rapidly in recent years, adoption of LEDs for general lighting is relatively new, still limited, and faces significant challenges before widespread adoption. Demand also fluctuates based on various market cycles, a continuously evolving LED industry supply chain, and demand dynamics in the market. These uncertainties make demand difficult to forecast for us and our distributors.

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

Highlights of the Third Quarter Fiscal 2011

The following is a summary of our financial results for the three months ended March 27, 2011:

•	Our year over year revenues decreased 6% to $219.2 million;
•

We achieved operating income of $19.7 million in the third quarter of fiscal 2011 compared to $56.6 million in the third quarter of fiscal 2010. Net income per diluted share was $0.17 compared to $0.41 for the third quarter of fiscal 2010;

•	Inventory increased to $169.6 million at March 27, 2011 compared to $112.2 million at June 27, 2010 due to lower demand than originally targeted;
•

We spent $62.8 million on capital expenditures in the third quarter of fiscal 2011 compared to $66.0 million in the third quarter of fiscal 2010 as we continue to expand our manufacturing capacity; and

•	Combined cash, cash equivalents and marketable investments increased to $1,073.1 million at March 27, 2011 compared to $1,066.4 million at June 27, 2010.

Business Outlook

We project that the markets for our products will remain highly competitive during the remainder of fiscal 2011. We anticipate focusing on the following key areas, among others, in response to this competitive environment:

•

Build on our leadership in LED lighting. We plan to continue to be a catalyst for LED lighting adoption by developing innovative products that lead the market and enable new applications, such as the recent announcement of our LBR-30™ LED lamp, which provides unrivaled color accuracy and efficiency aimed at replacing energy-wasting incandescent lamps commonly used in track lights, commercial lighting, and residential recessed downlights. We see such new product launches and demonstrations as an important part of our effort to fundamentally change perceptions about LED lighting.

•

Better enable our customers to develop high quality LED based lighting products. We want to enhance our customers’ ability to create and successfully release high quality LED based lighting products. To accomplish this objective, we plan to continue to develop higher performing LED components that increase the value proposition for LED lighting and reduce their initial cost. We also plan to offer more highly integrated products, like the XLamp® XM-L LEDs in neutral- and warm-white color temperatures, XLamp XM-L EasyWhite™ LEDs and our XLamp MT-G LEDs. Additionally, we plan to expand our sales, applications and customer support capabilities.

•

Expand and enhance our production capacity. We plan to invest in the capacity to drive scale and support our transition to 150mm wafer production. We are targeting to expand our production capacity at multiple points along the LED manufacturing process. In addition, we plan to increase research and development spending to support the transition to 150mm wafers and the development of new products.

•

Continue to invest in and grow our SiC power product line. Our quarterly growth in SiC Power sales has slowed primarily in the solar market. Longer term, we anticipate rising demand for energy efficient power switching technology and believe this product line is well positioned to grow over the next several years. We recently announced the availability of the world’s first commercially available 1200 Volt SiC MOSFET. We believe this SiC switching technology will help to expand the market opportunity for our products.

Results of Operations

The following table sets forth certain consolidated statement of income data for the periods indicated:

	Three Months Ended March 27, 2011		Three Months Ended March 28, 2010

(Dollars in Thousands, Except Per Share Amounts)	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$219,168	100%	$234,083	100%
Cost of revenue, net	127,773	58%	121,877	52%

Gross profit	91,395	42%	112,206	48%

Research and development	31,016	14%	20,366	9%
Sales, general and administrative	37,603	17%	28,954	12%
Amortization of acquisition related intangibles	2,693	1%	3,045	1%
Loss on disposal or impairment of long-lived assets	405	0%	3,286	1%

Operating income	19,678	9%	56,555	24%
Other non-operating income, net	106	0%	44	0%
Interest income, net	2,170	1%	2,125	1%

Income before income taxes	21,954	10%	58,724	25%
Income tax expense	3,073	1%	14,094	6%

Net income	18,881	9%	44,630	19%

Diluted earnings per share	$0.17		$0.41

	Nine Months Ended March 27, 2011		Nine Months Ended March 28, 2010

(Dollars in Thousands, Except Per Share Amounts)	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$744,588	100%	$602,688	100%
Cost of revenue, net	401,518	54%	322,634	54%

Gross profit	343,070	46%	280,054	46%

Research and development	84,981	11%	59,865	10%
Sales, general and administrative	100,171	13%	78,108	13%
Amortization of acquisition related intangibles	8,105	1%	9,135	2%
Loss on disposal or impairment of long-lived assets	1,306	0%	3,689	1%

Operating income	148,507	20%	129,257	21%
Other non-operating income, net	107	0%	135	0%
Interest income, net	6,356	1%	5,737	1%

Income before income taxes	154,970	21%	135,129	22%
Income tax expense	28,278	4%	35,687	6%

Net income	126,692	17%	99,442	16%

Diluted earnings per share	$1.15		$0.97

Revenues

Revenues for the three and nine months ended March 27, 2011 and March 28, 2010 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended

	March 27, 2011	March 28, 2010	Change		March 27, 2011	March 28, 2010	Change
LED products	$194,268	$211,814	$(17,546)	-8%	$668,333	$549,827	$118,506	22%
Percent of total revenues	89%	91%			90%	91%
Power and RF products	24,900	22,269	2,631	12%	76,255	52,861	23,394	44%
Percent of total revenues	11%	9%			10%	9%

Total revenues	$219,168	$234,083	$(14,915)	-6%	$744,588	$602,688	$141,900	24%

LED Products

We derive the largest portion of our revenue from the sale of our LED products which comprised approximately 89% and 91% of our total revenues for the third quarter of fiscal 2011 and fiscal 2010, respectively. For the nine months ended March 27, 2011 and March 28, 2010, revenue from the sale of our LED products comprised approximately 90% and 91% of our total revenues, respectively.

Revenue from LED products decreased approximately 8% to $194.3 million in the third quarter of fiscal 2011 from $211.8 million in the third quarter of fiscal 2010. This decrease was driven by weaker than expected demand for LED components and LED chips and a more aggressive pricing environment for LED components and LED chips. For the nine months ended March 27, 2011, revenue from our LED products increased approximately 22% to $668.3 million from $549.8 million for the nine months ended March 28, 2010. Our year over year sales growth was primarily driven by increased sales of LED components. The blended average selling price (ASP) for our LED products increased by 69% in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. This increase was due to a shift in product mix to a higher proportion of revenues generated from sales of our LED components and LED lighting products versus our LED chips.

Power and RF Products

Revenues from our power and RF products comprised approximately 11% and 9% of our total revenues for the third quarter of fiscal 2011 and fiscal 2010, respectively. For the nine months ended March 27, 2011 and March 28, 2010, revenue from the sale of our power and RF products comprised approximately 10% and 9% of our total revenues, respectively.

Revenue from power and RF increased approximately 12% to $24.9 million in the third quarter of fiscal 2011 from $22.3 million in the third fiscal quarter of 2010. For the nine months ended March 27, 2011, revenue from our power and RF products increased approximately 44% to $76.3 million from $52.9 million for the nine months ended March 28, 2010. The increase in our power and RF products revenue was primarily due to increased orders for SiC Schottky diodes and GaN monolithic microwave integrated circuits, or (MMICs).

Gross Profit

Cost of revenue includes materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products. Gross profit in dollars and gross margin were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended

	March 27, 2011	March 28, 2010	Change		March 27, 2011	March 28, 2010	Change
Total gross profit	$91,395	$112,206	$(20,811)	-19%	$343,070	$280,054	$63,016	23%
Total gross margin	42%	48%			46%	46%

Gross profit in the third quarter of fiscal 2011 decreased approximately 19% to $91.4 million from $112.2 million in the third quarter of fiscal 2010. Additionally, for the third quarter of fiscal 2011 our gross margin decreased to 42% from 48% in the third quarter of fiscal 2010. Factors contributing to the decrease in gross profit and gross margin were lower revenues, a more aggressive pricing environment, and lower factory utilization. For the nine months ended March 27, 2011, gross profit increased approximately 23% to $343.1 million from $280.1 million for the nine months ended March 28, 2010. The increase in gross profit is due to higher revenue.

Research and Development

Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee compensation and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended				Nine Months Ended

	March 27, 2011	March 28, 2010	Change		March 27, 2011	March 28, 2010	Change
Research and development	$31,016	$20,366	$10,650	52%	$84,981	$59,865	$25,116	42%
Percent of total revenues	14%	9%			11%	10%

Research and development expenses in the third quarter of fiscal 2011 increased 52% to $31.0 million from $20.4 million in the third quarter of fiscal 2010. For the nine months ended March 27, 2011 research and development expenses increased 42% to $85.0 million from $59.9 million for the nine months ended March 28, 2010. The increase was primarily due to increased spending to support the transition to 150mm wafer capabilities as well as continued research and development activities focused on new LED chips, LED components, LED lighting products, and power products. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including: the timing of new product introductions, timing of expenditures and the number and nature of our ongoing research and development activities. However, we anticipate that in general our research and development expenses will continue to increase over time to support future growth.

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

	Three Months Ended				Nine Months Ended

	March 27, 2011	March 28, 2010	Change		March 27, 2011	March 28, 2010	Change
Sales, general and administrative	$37,603	$28,954	$8,649	30%	$100,171	$78,108	$22,063	28%
Percent of total revenues	17%	12%			13%	13%

Sales, general and administrative expenses in the third quarter of fiscal 2011 increased 30% to $37.6 million from $29.0 million in the third quarter of fiscal 2010. For the nine months ended March 27, 2011 sales, general and administrative expenses increased 28% to $100.2 million from $78.1 million for the nine months ended March 28, 2010. The increase in the third quarter of fiscal 2011 and for the nine months ended March 27, 2011 is primarily due to an increase in spending on sales and marketing as we expand our direct sales resources and channels and invest in building the Cree brand. Additionally, costs increased due to higher patent litigation expenses.

Amortization of Acquisition Related Intangibles

As a result of our acquisitions, we have recorded various intangible assets that require amortization, including customer relationships and developed technologies. During fiscal 2007, we acquired INTRINSIC Semiconductor Corporation and COTCO, resulting in $63.7 million of amortizable intangible assets principally composed of customer relationships and developed technology. In fiscal 2008, we acquired LLF, resulting in an additional $41.2 million of amortizable intangible assets. These intangible assets are principally composed of developed technology that specifically relates to technologies underlying the development of LED lighting products for the general illumination market. Amortization of intangible assets related to our acquisitions is as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended

	March 27, 2011	March 28, 2010	Change		March 27, 2011	March 28, 2010	Change

INTRINSIC	$186	$186	$-	0%	$558	$558	$-	0%

COTCO	1,733	2,073	(340)	-16%	5,200	6,219	(1,019)	-16%

LLF	774	786	(12)	-2%	2,347	2,358	(11)	0%

Total	$2,693	$3,045	$(352)	-12%	$8,105	$9,135	$(1,030)	-11%

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

	Three Months Ended				Nine Months Ended

	March 27, 2011	March 28, 2010	Change		March 27, 2011	March 28, 2010	Change
Loss on disposal or impairment of long- lived assets, net	$405	$3,286	$(2,881)	-88%	$1,306	$3,689	$(2,383)	-65%

We recorded a net loss of $0.4 million on the disposal of long-lived assets in the third quarter of fiscal 2011 compared to a net loss of $3.3 million in the third quarter of fiscal 2010. For the nine months ended March 27, 2011 we recorded a net loss of $1.3 million compared to a net loss of $3.7 million for the nine months ended March 28, 2010. The causes of the fiscal 2011 and fiscal 2010 net losses include the disposal of equipment due to manufacturing process changes and the impairment of certain capitalized patent costs.

Non-Operating Income

The following table sets forth our non-operating income (in thousands, except percentages):

	Three Months Ended				Nine Months Ended

	March 27, 2011	March 28, 2010	Change		March 27, 2011	March 28, 2010	Change
Other non-operating income, net	$106	$44	$62	141%	$107	$135	$(28)	-21%
Interest income, net	$2,170	$2,125	$45	2%	$6,356	$5,737	$619	11%

We have no debt or lines of credit and we are in a net interest income position. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities, municipal bonds, and other fixed interest rate investments. The primary objective of our investment policy is preservation of principal.

Net interest income was $2.2 million compared to $2.1 million for the third quarter of fiscal 2011 and fiscal 2010, respectively. For the nine months ended March 27, 2011 net interest income was $6.4 million compared to $5.7 million for the nine months ended March 28, 2010. Year over year changes in interest income are due to a combination of fluctuations in interest rates on our cash and investments and differences between the periods in our average cash and investment balances.

Other non-operating income, net, is comprised primarily of foreign exchange gains and losses.

Income Tax Expense

The following table sets forth our income tax expense in dollars (in thousands, except percentages) and our effective tax rate:

	Three Months Ended				Nine Months Ended

	March 27, 2011	March 28, 2010	Change		March 27, 2011	March 28, 2010	Change
Income tax expense	$3,073	$14,094	$(11,021)	-78%	$28,278	$35,687	$(7,409)	-21%
Effective tax rate	14.0%	24.0%			18.2%	26.4%

The variation between our effective tax rate and the U.S. statutory rate of 35 percent is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a material impact on our periodic effective tax rate.

We recorded income tax expense of $3.1 million for an effective tax rate of 14.0% in the third quarter of fiscal 2011 as compared to income tax expense of $14.1 million for an effective tax rate of 24.0% in the third quarter of fiscal 2010. For the nine months ended March 27, 2011 we recorded income tax expense of $28.3 million for an effective tax rate of 18.2% compared to income tax expense of $35.7 million for an effective tax rate of 26.4% for the nine months ended March 28, 2010. The decrease in our effective tax rate is primarily due to the following:

•	An overall higher percentage of income in lower tax jurisdictions outside the United States.

•

On December 17, 2010, the U.S. government passed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (H.R. 4853) which included a retroactive extension of the Research and Development tax credit. As a result of the changes in the applicable tax laws resulting from the act, we estimate a benefit of approximately $3.6 million. A portion of this, $2.1 million, was treated as a discrete event and recorded as a reduction to our income tax expense for the three months ended December 26, 2010.

•

During the first quarter of fiscal 2011, we were awarded a tax holiday on our operations in Malaysia. In certain conditions this arrangement allows us a tax holiday for ten years starting in fiscal 2011.

•

During fiscal 2010, we were notified by the Internal Revenue Service that we had been allocated $39 million of federal tax credits as part of the American Recovery and Reinvestment Act of 2009 (Internal Revenue Code Section 48C). This $39 million allocation was based upon our projecting that we would put into service approximately $130 million of qualified equipment into our United States manufacturing locations over the following three years. We generated $10.8 million of 48C credits in fiscal 2010. We anticipate generating the remainder of the awarded 48C credits (approximately $28.2 million) during fiscal 2011. The tax benefit (net of related basis adjustments) will be amortized into income over the useful life (5 years) of the underlying equipment that was placed in service to generate these credits. In fiscal 2011, we anticipate approximately a $5.1 million income tax benefit related to these credits, of this amount, $3.8 million has been recorded in the first nine months of fiscal 2011.

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

Financial Condition

Our liquidity and capital resources depend on our cash flows from operations and our working capital. Our working capital increased to $1.3 billion as of March 27, 2011 from $1.2 billion at June 27, 2010, primarily due to positive cash flows from operations. The following table presents the components of our cash conversion cycle for our third quarter of fiscal 2011 and fourth quarter of fiscal 2010:

	March 27, 2011	June 27, 2010	Change

Days of sales outstanding (a)	52	40	12	30%

Days of supply in inventory (b)	119	76	43	57%

Days in accounts payable (c)	(53)	(43)	(10)	23%

Cash conversion cycle	118	73	45	62%

(a)	Days of sales outstanding (DSO) calculates the average collection period of our accounts receivable. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO is calculated by dividing accounts receivable, net of allowance for doubtful accounts and revenue reserves, by average net revenue for the current quarter (90 days).
(b)	Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on net ending inventory and most recent quarterly cost of sales for each period. DSI is calculated by dividing net ending inventory by average cost of goods sold for the current quarter (90 days).
(c)	Days in accounts payable (“DPO”) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold for the current quarter (90 days).

Overall our cash conversion cycle, or days to cash, increased primarily due to an increase in inventory on hand. The increase in inventory is primarily related to our building product in response to a higher demand forecast than our actual results.

As of March 27, 2011, all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at March 27, 2011 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of March 27, 2011.

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

Cash Flows

In summary, our cash flows were as follows (in thousands, except percentages):

	Nine Months Ended

	March 27, 2011	March 28, 2010	Change

Cash provided by operating activities	$186,922	$155,631	$31,291	20%
Cash used in investing activities	(218,128)	(693,478)	475,350	-69%
Cash provided by financing activities	43,768	594,619	(550,851)	-93%
Effects of foreign exchange changes	420	30	390	1300%

Net increase in cash and cash equivalents	$12,982	$56,802	$(43,820)	-77%

The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $186.9 million in the first nine months of fiscal 2011 compared to $155.6 million for the first nine months of fiscal 2010. This increase was primarily driven by a year over year rise in our net income, offset in part by higher levels of inventory.

Cash Flows from Investing Activities

Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and purchase of patent and license rights. Net cash used in investing activities was $218.1 million for the first nine months of fiscal 2011 compared to $693.5 million for the first nine months of fiscal 2010. This year over year decrease was primarily the result of an overall net decrease in short term investment purchase activity and payment of contingent consideration related to our COTCO acquisition. This decrease was partially offset by an increase in our current year capital expenditures for property, plant and equipment to expand our global production capacity.

We will continue to closely monitor our capital expenditures, while making strategic investments to develop our existing products, pursue strategic initiatives where appropriate and invest in our manufacturing and information technology infrastructure to meet the needs of our business. We target committing capital of approximately $200 to $210 million in fiscal 2011 for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $43.8 million for the first nine months of fiscal 2011 compared to $594.6 million for the first nine months of fiscal 2010. This year over year decrease was primarily related to our sale of 12.65 million shares of our common stock in a follow-on public offering during fiscal 2010, with net proceeds of approximately $434.0 million.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 27, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

The information required by this item is set forth under Note 11 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, and is incorporated herein by reference.

Item 1A.  Risk Factors

Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K and any subsequent periodic reports. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.

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

While we intend to focus on managing our costs and expenses, over the long term we expect to invest substantially to support our growth and may have additional unexpected costs. For example, we purchased a 565,000-square-foot facility in Huizhou, Guangdong Province, China to support LED chip and LED component production and announced our intention to expand LED wafer production at our facility in North Carolina. However, such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. There are also inherent execution risks in starting up a new factory that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control during the start-up phase.

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

In connection with our efforts to cost-effectively manage our growth, we have increasingly relied on contractors for production capacity, logistics support and certain administrative functions including hosting of certain information technology software applications. If these service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies or the loss of or damage to intellectual property through security breach, or impact employee morale. Our operations may also be negatively impacted if any of these service providers do not have the financial capability to meet our growing needs.

If we are unable to effectively develop, manage and expand our distribution channels for our products, our operating results may suffer.

We have expanded into business channels that are different from those in which we have historically operated as we grow our business and sell LED lighting products and more LED components versus LED chips. If we are unable to effectively penetrate these channels or develop alternate channels to ensure our products are reaching the appropriate customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the timeline established by our customers.

A substantial portion of our products are sold through distributors. We rely on distributors to develop and expand their customer base as well as anticipate demand from their customers. If they are not successful, our growth and profitability may be impacted. We typically recognize revenue on product sold to distributors when the item is shipped and title passes to the distributor (sell-in method). Distributors must balance the need to have enough products in stock in order to meet their customers’ needs against their internal target inventory levels and the risk of potential inventory obsolescence. The distributors’ internal target inventory levels vary depending on market cycles and a number of factors within each distributor over which we have very little, if any control. The risks of inventory obsolescence are especially true with technological products. In addition, certain distributors have limited rights to return inventory under stock rotation programs and have limited price protection rights for which we make estimates. We evaluate inventory levels in the distribution channel, current economic trends and other related factors in order to account for these factors in our judgments and estimates. As inventory levels and product return trends change we revise our estimates and our operating results could be impacted.

The markets in which we operate are highly competitive and have evolving technical requirements.

The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell LED chips and LED components as well as those that sell LED lighting products. Competitors continue to offer new LED products with aggressive pricing and improved performance. Competitive pricing pressures are constantly changing and may accelerate the rate of decline of our average sales prices.

With the growth potential for LEDs, we may face increased competition in the future. For example, Samsung and many other companies have entered the LED market. Additionally, new technologies could emerge or improvements could be made in existing technologies that may also reduce the demand for LEDs in certain markets.

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

We operate in an industry that is subject to significant fluctuation in supply and demand that affects our LED revenue and profitability.

The LED lighting industry is in the early stages of adoption and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The industry has experienced significant fluctuations, often in connection with, or in anticipation of product cycles and declines in general economic conditions. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. We have experienced these conditions in our business in the past, are currently experiencing these conditions, and may experience such conditions in the future, which could have a material negative impact on our business and results of operations.

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

The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting or changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies, could impact the demand for our LED products.

The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting may impact the demand for our LED products. For example, in the second half of calendar year 2010 the Chinese government delayed purchases of LED street and tunnel lighting while developing new standards for the required performance for such lighting products in China. The process resulted in reduced short-term demand for those lighting applications.

Demand for our LED products may also be impacted by changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies. For example, the Energy Independence and Security Act of 2007 in the United States imposes constraints on the sale of incandescent lights beginning in 2012. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products.

Catastrophic events may disrupt our business.

A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as an influenza outbreak within our workforce, or man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, especially in the case of our single site for SiC wafer and LED fabrication. A catastrophic event, such as the Japan earthquake in March 2011, could result in the disruption to our supply chain or to any of our critical business or information technology systems. This could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable as well, such as impacts to our customers and their supply chain, which could cause delays in new orders, delays in completing sales or even order cancellations.

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

From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions or divestitures. For example, in March 2007 we acquired COTCO and in February 2008 we acquired LLF. If we choose to enter into such transactions, we face certain risks, such as the failure of an acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired businesses due to concerns that new product lines may be in competition with the customers of existing product lines, and difficulty integrating an acquired business’s operations, personnel and financial and operating systems into our current business.

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

All of our products are manufactured using technologies that are highly complex. The number of usable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

•	variability in our process repeatability and control;
•	contamination of the manufacturing environment;
•	equipment failure, power outages, system failures or variations in the manufacturing process;
•	lack of consistency and adequate quality and quantity of piece parts and other raw materials, and other bill of materials items;
•	production yield loss, inventory shrinkage or human errors;
•	defects in production processes (including system assembly) either within our facilities or at our contractors; and
•	any transitions or changes in our production process, planned or unplanned.

In the past, we have experienced difficulties in achieving acceptable yields on certain products, which has adversely affected our operating results. We may experience similar problems in the future, and we cannot predict when they may occur or their severity.

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

We are often involved in patent infringement litigation as described in Note 13, “Commitments and Contingencies,” to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 27, 2010 and updated in this Form 10-Q. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.

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

We periodically discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. The actions we take to establish and protect trademarks, patents, and other intellectual property rights may not be adequate to prevent imitation of our products by others, and therefore, may adversely affect our sales and our brand and result in the shift of customer preference away from our products. Further, the actions we take to establish and protect trademarks, patents and other intellectual property rights could result in significant legal expense and divert the efforts of our technical personnel and management, even if the litigation or other action results in a determination favorable to us.

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

As a result of acquisitions and organic growth, we have operations, manufacturing facilities and contract manufacturing arrangements in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenues, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

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

We rely on a number of key sole source and limited source suppliers, and are subject to high price volatility on certain commodity inputs, variations in parts quality, and raw material consistency and availability.

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

We generally purchase these sole or limited source items with purchase orders, and we have limited guaranteed supply arrangements with such suppliers. Some of our sources can have variations in attributes and availability which can affect our ability to produce products in sufficient volume or quality. We do not control the time and resources that these suppliers devote to our business, and we cannot be sure that these suppliers will perform their obligations to us. Additionally, general shortages in the marketplace of certain raw materials or key components, such as passive electrical components used in LED lighting applications, may adversely impact our business. In the past, we have experienced decreases in our production yields when suppliers have varied from previously agreed upon specifications that have impacted our cost of sales.

Additionally, the inability of our suppliers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. This risk may increase if an economic downturn negatively affects key suppliers or a significant number of our other suppliers. Any delay in product delivery or other interruption or variation in supply from these suppliers could prevent us from meeting commercial demand for our products. If we were to lose key suppliers, our key suppliers were unable to support our demand for any reason, or we were unable to identify and qualify alternative suppliers, our manufacturing operations could be interrupted or hampered significantly.

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

Changes in our effective tax rate may have an adverse effect on our results.

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

If the U.S. government or its agencies discontinue or curtail their funding, our business may suffer.

Changes in U.S. federal budget priorities could adversely affect our business and results of operations. Historically, government agencies have funded a significant portion of our research and development activities. In addition, government agencies have purchased products directly from us and products from our customers for which we supply components. When the government changes budget priorities, such as in times of war or financial crisis, our research and development funding and our product sales are at risk. If U.S. government funding is discontinued or significantly reduced, our business and results of operations could be adversely affected.

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

In addition, our failure to manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs or incur other expenses, such as permit costs, associated with such laws and regulations. Many new materials that we are evaluating for use in our operations may be subject to regulation under existing or future environmental laws and regulations that may restrict our use of one or more of such materials in our manufacturing, assembly and test processes or products. Any of these restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our manufacturing processes. For example, under the recently adopted greenhouse gas regulations in the U.S., most of our manufacturing facilities in the U.S. may be considered “major sources” under the Clean Air Act in 2011. This change would likely result in increased costs for our U.S. operations, such as increased control and remediation requirements, additional monitoring, recordkeeping and reporting costs.

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

We are exposed to market value and inherent interest rate risk related to our investment portfolio. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities and other fixed interest rate investments. The primary objective of our investment policy is the preservation of principal. However, our investments are generally not FDIC insured and may lose value and/or become illiquid regardless of their rating.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC

April 20, 2011

/s/ John T. Kurtzweil
John T. Kurtzweil
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.