Form 10-K
period 2011-06-26
CREE INC
filed 2011-08-17
CIK 895419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 26, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of December 23, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,365,889,590 (based on the closing sale price of $67.96 per share).

The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 10, 2011 was 109,628,373.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 25, 2011 are incorporated by reference into Part III.

CREE, INC.

FORM 10-K

For the Fiscal Year Ended June 26, 2011

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

PART I

Item 1. Business

Overview

Cree, Inc. (Cree, we, our, or us) is a leading innovator of lighting-class light emitting diodes (LEDs), LED lighting and semiconductor solutions for wireless and power applications. Our products are driving improvements in applications such as general illumination, video displays, automotive, electronic signs and signals, variable-speed motors and wireless systems.

We develop and manufacture semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs), sapphire and other materials used for certain electronic applications.

Our LED products consist of LED components, LED chips, LED lighting products and SiC wafers. As we develop and improve our LED technology, and the market continues to focus on energy efficiency, we believe the potential market for LED lighting will continue to expand. Our success in selling LED products depends upon our ability to drive adoption and offer innovative products and solutions that enable our customers to succeed in the market. By driving adoption we believe we can influence the direction of the market and open more opportunities for LEDs.

In addition, we develop, manufacture and sell power and radio frequency (RF) products, such as power rectifiers and RF devices. Power rectifiers are made from SiC and provide faster switching speeds than comparable silicon-based power devices. RF devices are made from SiC or GaN and produce higher power densities as compared to silicon or gallium arsenide.

The majority of our products are manufactured at our production facilities located in North Carolina and China. We also use contract manufacturers for certain aspects of product fabrication and packaging. We operate research and development facilities in North Carolina, California, and China.

Cree, Inc. is a North Carolina corporation established in 1987. We currently operate our business as one reportable segment. For further information about our revenues and earnings, please see our Consolidated Balance Sheets and Consolidated Statements of Income in Item 8 of this Annual Report.

Products

We produce LED products, and power and RF products.

LED Products

LED product revenue represented 90%, 91% and 92% of revenue for the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009, respectively.

LED Chips

Our LED chip products include blue and green LED chips based on GaN and related materials. LED chips or die are solid state electronic components used in a number of applications and are currently available in a variety of brightness levels, wavelengths (color) and sizes. We use our LED chips in the manufacturing of our LED components. Some of our customers use our blue and green LED chips in a variety of applications including video screens, gaming displays such as pachinko, function indicator lights and automotive backlighting. Other customers combine our blue LED chips with phosphors to create white LEDs, which are used in various applications for indoor and outdoor illumination and backlighting, full-color display screens, liquid crystal display (LCD) backlighting, white keypads and the camera flash function.

LED Components

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

LED Lighting

Our LED lighting products include LED downlights, LED troffers, and LED lamps or bulbs. These lighting products are targeted for new construction, retrofit and renovation projects in commercial, governmental and residential applications.

SiC Wafers

Our SiC wafers are targeted for customers who use the wafers to manufacture products for optoelectronics, microwave, power switching and other applications. Corporate, government and university customers also buy SiC materials for research and development directed at optoelectronics, microwave, and high power devices. We sell our wafers as a bare wafer or with epitaxial films of SiC or GaN materials.

Power and RF Products

Revenue from our power and RF products represented 10%, 9%, and 8% of our revenues for the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009, respectively.

Power Devices

Our SiC-based power products include 600, 1,200 and 1,700-volt Schottky diodes as well as 1200-volt SiC metal semiconductor field-effect transistor (MOSFET) switches. Our customers purchase our power products for use in power factor correction circuits for power supplies in computer servers and other applications such as solar inverters. We are developing additional SiC-based power devices that could have a number of potential uses in applications for power conditioning, solar inverters, power supplies and motor controls.

RF Devices

Our RF products include a variety of GaN high electron mobility transistors (HEMTs) and monolithic microwave integrated circuits (MMICs), which are optimized for either military or commercial applications. We also offer 10 watt and 60 watt SiC transistors, or metal semiconductor field effect transistor (MESFET) products for military and instrumentation applications. We also provide foundry services for wide bandgap MMICs. The MMIC foundry service allows a customer to design its own custom RF circuit to be fabricated in our MMIC foundry, or have us provide custom MMIC design for the customer and fabricate the chips.

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

Government Contract Funding

We derive a small portion of our revenue from funding that we receive pursuant to research contracts or subcontracts funded by various agencies of the U.S. Government, approximately 2% of our revenues in both fiscal 2011 and 2010, and 3% for fiscal 2009. Our LED revenue includes revenues derived from government agencies to support the development of LED lighting and our power and RF revenue includes revenues derived from government agencies to support the development of SiC and GaN based power and RF technology.

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

Research and Development

We invest significant resources in research and development. Our research and development activity includes efforts to:

•	increase the quality, performance and diameter of our substrate and epitaxial materials;

•	continually improve our manufacturing processes;

•	develop brighter, more efficient LED chip and component products;

•	create new, and improve existing, LED components and LED lighting products; and

•	develop higher power diodes/switches and higher power/higher linearity RF devices.

When our customers participate in funding our research and development programs, we record the amount funded as a reduction of research and development expenses to the extent that our customers’ funding does not exceed our respective research and development costs. For further information about these programs, see Note 2, “Basis of

Presentation and Summary of Significant Accounting Policies,” in our consolidated financial statements included in Item 8 of this Annual Report. For further information about our research and development, see “Research and Development” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

We continue to make significant investments to expand our global sales, marketing, technical applications support, and distribution capabilities to further enable new and existing customers to implement LED and power technology into their products. We also continue to make investments to build market awareness of the Cree brand. Our direct sales and marketing team is headquartered in North Carolina. We have a growing international sales, marketing and technical applications team, including personnel in the following locations:

Austria	Malaysia
Australia	Singapore
Canada	South Korea
China	Sweden
France	Taiwan
Germany	Turkey
Italy	United Kingdom
Japan	United States

This year, we have started to implement our Thermal, Electrical, Mechanical, Photometric, and Optical (TEMPO) performance testing program to assist our customers in developing high quality LED based products.

Customers

We have historically had a few key customers who represented more than 10% of our consolidated revenues. In fiscal 2011, revenues from two of our distribution customers, Arrow Electronics, Inc. (Arrow) and World Peace Industrial Co., Ltd. (World Peace), exceeded 10% of our total consolidated revenues. Sales to Arrow and World Peace represented 20% and 10% of our total consolidated revenues in fiscal 2011, respectively. For further discussion regarding customer concentration, please see Note 14, “Concentrations of Risk,” in our consolidated financial statements included in Item 8 of this Annual Report. The loss of any large customer could have a material adverse effect on our business and results of operations.

Distribution

A substantial portion of our products are sold to distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers; manufacturers who incorporate our products into their own manufactured goods; or ultimate end users of our products. We also utilize third-party sales representatives who generally do not maintain a product inventory; instead, their customers place orders directly with us or through distributors.

Seasonality

Sales of our products are generally not subject to seasonality. Our sales do vary based on other factors such as customer demand and government regulation. If anticipated sales or shipments do not occur when expected, our results of operations for that quarter, and potentially for future quarters, may be adversely affected.

Backlog

Our backlog at June 26, 2011, the last day of our 2011 fiscal year, was approximately $172.1 million, compared with a backlog of approximately $304.0 million at June 27, 2010, the last day of our 2010 fiscal year. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which at times may be made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period. Additionally, our June 26, 2011 backlog figure contains $55.4 million of research contracts signed with the U.S. Government, for which approximately $37.3 million were not appropriated as of the last day of fiscal 2011. Our June 27, 2010 backlog figure contains $33.7 million of research contracts signed with the U.S. Government, for which approximately $30.8 million were not appropriated as of the last day of fiscal 2010. Our backlog could be adversely affected if the U.S. Government exercises its rights to terminate our government contracts or does not appropriate and allocate all of the funding contemplated by the contracts.

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

Competition

Our success depends on our ability to keep pace with the evolving technology standards of the industries we serve. These industries are characterized by rapid technological change, frequent introduction of new products, short product life cycles, changes in end user and customer requirements, and a competitive pricing environment. The evolving nature of these industries may render our existing or future products obsolete, noncompetitive or unmarketable. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

LED Products

LED Chips

The primary competition for our LED chip products comes from companies that manufacture and/or sell nitride-based LED chips. We consider Nichia Corporation (Nichia) to be a competitor because it sells LED chips to a select number of LED packaging companies and it sells packaged LEDs that most often compete directly with our chip customers. We believe, based on industry information, that Nichia currently has the largest market share for nitride-based LEDs.

There are many other LED chip producers who sell blue, green and white LED chip products, including OSRAM Semiconductor GmbH (OSRAM), Toyoda Gosei Co., Ltd, and Epistar Corporation. These competitors make products for a variety of applications in a range of performance levels that compete directly with our LED chip products.

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

LED Components

The market for lighting class LED components is concentrated primarily in indoor and outdoor commercial lighting; specialty lighting, including torch lamps (flashlights); color changing architectural lighting; signs and signals; and emergency vehicle lighting (for example, fire and rescue vehicles). Nichia, OSRAM and Philips Lumileds Lighting Company, LLC are the main competitors in this market. These companies sell LED components that compete indirectly with our target customers for LED chips and compete directly with our XLamp LED components. Several other companies have products designed to compete with our XLamp LED components, including Avago Technologies

Limited, Edison Opto Corporation, Kingbright Corporation, Samsung LED Company (Samsung), and Seoul Semiconductor Co., Ltd. We are positioning our XLamp LED components to compete in this market based on performance, price and usability.

Our high brightness LED components compete with a larger number of competitors around the world in a variety of applications including signage, video, automotive, gaming and specialty lighting. We are positioning our high brightness LED components to compete in this market based on performance, price, availability and usability.

LED Lighting

Our LED lighting products currently face competition from traditional lighting fixture companies, lamp manufacturers and from non-traditional companies focused on LED lighting systems including fixtures and bulbs.

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

SiC Wafers

We have continued to maintain our well-established quality and volume leadership position in the sale of SiC wafer and SiC and GaN epitaxy products. We are seeing increased competition in this market.

Power and RF Products

Power Devices

Our SiC-based power devices compete with similar devices offered by Infineon Technologies AG, STMicroelectronics, and Rohm Co., Ltd. There are also a number of other companies developing SiC-based power devices. In addition, our products compete with existing silicon-based power devices offered by a variety of manufacturers.

RF Devices

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

Patents and Other Intellectual Property Rights

We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants and assignments, rights to patents on inventions originally developed by others. As of June 26, 2011, we owned or held exclusive rights under 721 issued U.S. patents and approximately 1,228 foreign patents with various expiration dates extending up to 2036. We do not consider our business to be materially dependent upon any one patent, and we believe our business will not be materially adversely affected by the expiration of any one patent. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets by keeping confidential the information that we believe provides us with a competitive advantage. We attempt to create strong brands for our products and promote our products through trademarks that distinguish them in the market. We may license our customers to use our trademarks in connection with the sale of our products, and we monitor for the proper and authorized use of our marks.

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

Environmental Regulation

We are subject to a variety of federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These include statutory and regulatory provisions under which we are responsible for the management of hazardous materials we use and the disposition of hazardous wastes resulting from our manufacturing processes. Failure to comply with such provisions could result in fines and other liabilities to the government or third parties, injunctions requiring us to suspend or curtail operations or other remedies, and could have a material adverse effect on our business.

Working Capital

For a discussion of our working capital practices, see “Liquidity and Capital Resources” in Item 7 of this Annual Report.

Employees

As of June 26, 2011, we employed approximately 4,753 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to these employees. We consider relations with our employees to be good.

Available Information

Our website address is www.cree.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, including Interactive Data Files, and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). These reports may be accessed from our website by following the links under “Investor Relations,” then “SEC Filings.” The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to Investor Relations, Cree, Inc., 4600 Silicon Drive, Durham, North Carolina 27703.

Item 1A.	Risk Factors

Described below are various risks and uncertainties that may affect our business. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.

We face significant challenges managing our growth as the market adopts LEDs for general lighting.

Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Although LED lighting has grown rapidly in recent years, adoption of LEDs for general lighting is relatively new, still limited and faces significant challenges before widespread adoption. In order to manage our growth and business strategy effectively in light of uncertainty related to the pace of adoption, we must continue to:

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

While we intend to focus on managing our costs and expenses, over the long term we expect to invest substantially to support our growth and may have additional unexpected costs. For example, we purchased a 565,000-square-foot facility in Huizhou, Guangdong Province, China to support LED chip and LED component production in 2009, and we are targeting to expand LED wafer production at our facility in North Carolina. However, such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. There are also inherent execution risks in starting up a new factory or expanding production capacity that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control during the start-up phase.

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

We sell a substantial portion of our products to distributors. We rely on distributors to develop and expand their customer base as well as anticipate demand from their customers. If they are not successful, our growth and profitability may be adversely impacted. Distributors must balance the need to have enough products in stock in order to meet their customers’ needs against their internal target inventory levels and the risk of potential inventory obsolescence.

The risks of inventory obsolescence are especially true with technological products. The distributors’ internal target inventory levels vary depending on market cycles and a number of factors within each distributor over which we have very little, if any control. Also, the recent earthquake and tsunami in Japan has disrupted demand and may contribute to uncertainty for our distributors that sell to customers within this region.

We typically recognize revenue on product sold to distributors when the item is shipped and title passes to the distributor (sell-in method). Certain distributors have limited rights to return inventory under stock rotation programs and have limited price protection rights for which we make estimates. We evaluate inventory levels in the distribution channel, current economic trends and other related factors in order to account for these factors in our judgments and estimates. As inventory levels and product return trends change, we revise our estimates and our operating results could be impacted.

The markets in which we operate are highly competitive and have evolving technical requirements.

The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell LED chips and LED components as well as those that sell LED lighting products. Competitors continue to offer new LED products with aggressive pricing and improved performance. Competitive pricing pressures may change and could accelerate the rate of decline of our average sales prices.

With the growth potential for LEDs, we may face increased competition in the future. For example, Samsung and many other companies have entered the LED market. If the investment in new capacity exceeds the growth in demand, the LED market is likely to become more competitive with additional pricing pressures. Additionally, new technologies could emerge or improvements could be made in existing technologies that may also reduce the demand for LEDs in certain markets.

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

We depend on a limited number of customers, including distributors, for a substantial portion of our revenues, and the loss of, or a significant reduction in purchases by, one or more of these customers could adversely affect our operating results.

We receive a significant amount of our revenues from a limited number of customers, including distributors. Most of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their past purchasing behavior with little or no notice to us for various reasons, including: developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their past (or expected) purchasing behavior, or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.

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

Our results of operations, financial condition and business could be harmed if we are unable to balance customer demand and capacity.

As customer demand for our products changes, we must be able to ramp up or adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. For example, we purchased a 565,000-square-foot facility in Huizhou, Guangdong Province, China to support LED chip and LED component production in 2009 and continue to expand LED wafer production at our facility in North Carolina. If we are not able to increase our production capacity at our targeted rate, or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets.

Conversely, due to the proportionately high fixed cost nature of our business (such as facility expansion costs), if demand does not increase at the rate forecasted, we may not be able to manage manufacturing expenses or overhead costs at the same rate as demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand decreases or we fail to forecast demand accurately, we may be required to record impairments on our long-lived assets or record excess inventory write off charges. We have in the past and may in the future be required to record excess capacity charges, which would have a negative impact on our results of operations.

In addition, our efforts to improve quoted delivery lead-time performance may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

If we fail to evaluate and execute strategic opportunities successfully, our business may suffer.

From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions or divestitures. For example, in March 2007 we acquired COTCO Luminant Device Limited, a Hong Kong company (now “Cree Hong Kong Limited”) (COTCO), and in February 2008 we acquired LED Lighting Fixtures, Inc. (LLF). If we choose to enter into such transactions, we face certain risks, such as the failure of an acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired businesses due to concerns that new product lines may be in competition with the customers of existing product lines or otherwise, and difficulty integrating an acquired business’s operations, personnel and financial and operating systems into our current business.

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

The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting may impact the demand for our LED products. For example, in the second half of calendar year 2010 the Chinese government delayed purchases of LED street and tunnel lighting while developing new standards for the required performance for such lighting products in China. The process resulted in reduced demand for those lighting applications and continues to limit our ability to forecast demand for those applications in the short term.

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

If governments or their agencies discontinue or curtail their funding, or reduce their demand for our products, our business may suffer.

Changes in governmental budget priorities could adversely affect our business and results of operations. Historically, U.S. government agencies have funded a portion of our research and development activities. In addition, U.S. and foreign government agencies have purchased products directly from us and products from our customers for which we supply components. When the government changes budget priorities, such as in times of war or financial crisis, our research and development funding and our product sales are at risk. For example, the U.S. government’s credit rating was recently downgraded to AA+ by one of the leading rating agencies. Further, demand and payment for our products and our customers’ products may be affected by public sector budgetary cycles and funding authorizations. Funding reductions or delays could negatively impact demand for our products. In particular, if U.S. government funding is discontinued or significantly reduced, our business and results of operations could be adversely affected.

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

A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as an influenza outbreak within our workforce, or man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, especially in the case of our single site for SiC wafer and LED fabrication. A catastrophic event, such as the Japan earthquake and tsunami in March 2011 may result in disruption to our direct sales or those of our distributors, our supply chain, or to any of our critical business or information technology systems. This could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable as well, such as impacts to our customers and their supply chain, which could cause delays in new orders, delays in completing sales or even order cancellations. For instance, the recent earthquakes and tsunami in Japan have disrupted demand within the market and could negatively impact our backlog.

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

Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development and introduction of these new products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions for market requirements beyond near term visibility;

•	our ability to predict, influence, and/or react to evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to expand direct customer sales and influence key distribution customers to adopt our products;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs for commercial sales;

•	our ability to effectively transfer products and technology developed in one country to our manufacturing facilities in other countries;

•	our customers’ ability to develop competitive products incorporating our products; and

•	acceptance of our customers’ products by the market.

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

In some instances, we have been provided and may continue to receive competing incentives from foreign governments to encourage our investment in certain countries, regions, or areas outside of the United States. In particular, we have received and may continue to receive such incentives in connection with our operations in Asia, as Asian national and local governments seek to encourage the development of the technology industry. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any reduction or elimination of incentives currently provided to our operations could adversely affect our business and results of operations. These same governments also may provide increased incentives to or require production processes that favor local companies, which could further negatively impact our business and results of operations.

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

We may face attempts by others to gain unauthorized access to our intellectual property. These attempts might be the result of industrial or other espionage, or actions by hackers seeking to harm us. We actively seek to prevent, detect and investigate any security incidents, but in some cases we might be unaware of an incident or its magnitude and effects. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development, product development, and marketing could be reduced. Our business could be subject to significant disruption, and we could suffer monetary or other losses.

Our business may be adversely affected by uncertainties in the global financial markets and our, or our customers’ or suppliers’ ability to access the capital markets.

Global financial markets continue to reflect uncertainty about a sustained global economic recovery. Given these uncertainties, there could be future disruptions in the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, including our distributors and their customers, may continue to experience difficulty obtaining the financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.

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

We expect that revenue from international sales will continue to represent the majority of our total revenue. In fiscal 2011, approximately 76% of our revenue was derived from sales to non-U.S. customers, with approximately 36% of revenue from sales to customers in China. As such, a significant slowdown in these foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.

Our international sales and purchases are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade barriers, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and in the extreme case, we could be suspended or debarred from government contracts or have our export privileges suspended, which could have a material adverse effect on our business.

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

We rely on arrangements with independent shipping companies for the delivery of our products from vendors and to customers in both the United States and abroad. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have a material adverse effect on our business. We may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security.

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

Our stock price may be volatile.

Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $33.15 in fiscal 2011 to a high of $75.63 in the same fiscal year. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

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

Hiring and retaining qualified executives, scientists, engineers, technical staff and sales personnel is critical to our business, and competition for experienced employees in our industry can be intense. As a global company, this issue is not limited to the United States, but includes our other locations such as Europe and China. For example, there is substantial competition in China for qualified and capable personnel, particularly experienced engineers and technical personnel, which may make it difficult for us to recruit and retain qualified employees. Also, within Huizhou, China, there are other large companies building manufacturing plants that will likely attract qualified employees. If we are unable to staff sufficient and adequate personnel at our China facilities, we may experience lower revenues or increased manufacturing costs, which would adversely affect our results of operations.

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

In addition, our failure to manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs or incur other expenses, such as permit costs, associated with such laws and regulations. Many new materials that we are evaluating for use in our operations may be subject to regulation under existing or future environmental laws and regulations that may restrict our use of one or more of such materials in our manufacturing, assembly and test processes or products. Any of these restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our manufacturing processes. For example, under the recently adopted greenhouse gas regulations in the U.S., most of our manufacturing facilities in the U.S. may be considered “major sources” under the Clean Air Act in 2011. This change could likely result in increased costs for our U.S. operations, such as increased control and remediation requirements, additional monitoring, recordkeeping and reporting costs.

Our results could vary as a result of the methods, estimates and judgments that we use in applying our accounting policies, including changes in the accounting regulations to be applied.

The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Policies and Estimates” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results.

Likewise, our results may be impacted due to changes in the accounting rules to be applied, such as the increased use of fair value measurement rules, proposed changes in revenue recognition requirements, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets or goodwill may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our amortizable intangible assets or goodwill is determined to exist. This could adversely impact our results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The table below sets forth information with respect to our significant owned and leased facilities as of June 26, 2011. The sizes of the locations represent the approximate gross square footage of each site’s buildings.

	Size (approximate square footage)
Location	Total	Production	Facility Services and Warehousing	Administrative Function	Housing / Other
Owned Facilities
Durham, NC	749,000	500,720	106,000	142,280	—
Research Triangle Park, NC	147,500	57,000	56,000	34,500	—
Huizhou, China	564,900	356,600	40,000	40,200	128,100

Total Owned	1,461,400	914,320	202,000	216,980	128,100
Leased Facilities
Hong Kong	27,515	—	—	17,380	10,135
Huizhou, China	392,710	238,539	—	—	154,171
Shanghai, China	28,976	—	—	28,976	—
Morrisville, NC	27,050	—	—	27,050	—
Goleta, CA	25,623	—	1,882	23,741	—
Misc. sales and support offices	30,885	—	—	29,744	1,141
Leased Land
Huizhou, China	414,952	261,944	29,382	29,529	94,097

Total Leased	947,711	500,483	31,264	156,420	259,544

Total	2,409,111	1,414,803	233,264	373,400	387,644

In the United States, our corporate headquarters as well as our primary research and development and manufacturing operations are located at the Durham, North Carolina facilities that we own. Our facilities sit on approximately 55 acres of developed land that we own. We also own approximately 80 acres of additional land near our site. Currently, we are developing 30 acres of this land for manufacturing space, leaving 50 undeveloped acres. Our power and RF products are primarily produced at our owned manufacturing facility located in Research Triangle Park, North Carolina. This facility sits on approximately 55 acres of land that we own.

We also own a 565,000-square-foot facility in Huizhou, Guangdong Province, China. This building sits on land which is leased from the Chinese government through two leases. One lease for 327,440 square feet expires in November 2057. The other lease for 87,512 square feet expires in November 2060. At the end of the lease terms, the land leases will need to be renegotiated.

We maintain sales and support offices, through our subsidiaries, in leased office premises in Shenzhen and Shanghai, China; Hong Kong; Tokyo, Japan; Penang, Malaysia; Taipei, Taiwan; and Munich, Germany. In addition, we lease a facility in Goleta, California that is used for research and development and administrative functions.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information

Our common stock is traded on the NASDAQ Global Select Market and is quoted under the symbol CREE. There were 502 holders of record of our common stock as of August 10, 2011. The following table sets forth, for the quarters indicated, the high and low closing sales prices as reported by NASDAQ.

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$75.63	$48.72	$38.97	$26.39
Second Quarter	72.05	48.74	55.26	34.38
Third Quarter	69.20	42.90	72.40	52.66
Fourth Quarter	46.72	33.15	83.38	59.02

We have never paid cash dividends on our common stock and do not anticipate that we will do so in the foreseeable future. There are no contractual restrictions in place that currently materially limit, or are likely in the future to materially limit us from paying dividends on our common stock, but applicable state law may limit the payment of dividends. Our present policy is to retain earnings, if any, to provide funds for the operation and expansion of our business.

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

The following graph compares the cumulative total return on our common stock with the cumulative total returns of The NASDAQ Composite Index and The NASDAQ Electronic Components Index for the five-year period commencing June 25, 2006. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

*	Assumes (1) $100 invested on June 25, 2006 in Cree, Inc. Common Stock, The NASDAQ Composite Index and The NASDAQ Electronic Components Index and (2) the immediate reinvestment of all dividends.

	6/25/2006	6/24/2007	6/29/2008	6/28/2009	6/27/2010	6/26/2011
Cree, Inc.	$100.00	$116.69	$100.81	$127.37	$276.97	$144.57
NASDAQ Composite Index	100.00	122.93	110.88	88.94	108.59	130.91
NASDAQ Electronic Components Index	100.00	125.49	112.73	85.58	105.46	104.70

Sale of Unregistered Securities

There were no sales of unregistered securities during fiscal 2011.

Stock Repurchase Program

There were no repurchases during fiscal 2011 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser. As of June 26, 2011, pursuant to an extension of our stock repurchase program authorized by our Board of Directors, we are authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 2011 through the expiration of the program in June 2012. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.

Item 6. Selected Financial Data

The consolidated statement of income data set forth below with respect to the fiscal years ended June 26, 2011, June 27, 2010, and June 28, 2009 and the consolidated balance sheet data at June 26, 2011 and June 27, 2010 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this Annual Report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended June 29, 2008 and June 24, 2007 and the consolidated balance sheet data at June 28, 2009, June 29, 2008, and June 24, 2007 are derived from audited consolidated financial statements not included herein. All consolidated statement of income data excludes Cree Microwave as it has been accounted for as a discontinued operation. Certain fiscal 2010, fiscal 2009, fiscal 2008, and fiscal 2007 amounts have been reclassified to conform to fiscal 2011 classifications. These reclassifications had no effect on previously reported income from operations or shareholders’ equity.

Selected Consolidated Financial Data

(Thousands, except per share data)

	Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009	June 29, 2008	June 24, 2007
Statement of Income Data:
Revenue, net	$987,615	$867,287	$567,255	$493,296	$394,121
Operating income	$168,706	$197,778	$30,590	$12,041	$16,656
Net income from continuing operations	$146,500	$152,290	$30,650	$31,812	$50,193
Net income from continuing operations per share, basic	$1.35	$1.49	$0.35	$0.37	$0.64
Net income from continuing operations per share, diluted	$1.33	$1.45	$0.34	$0.36	$0.63
Weighted Average Shares Outstanding:
Basic	108,522	102,371	88,263	86,366	78,560
Diluted	110,035	104,698	89,081	88,077	79,496

	As of
	June 26, 2011	June 27, 2010	June 28, 2009	June 29, 2008	June 24, 2007
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,085,797	$1,066,405	$447,210	$371,032	$311,018
Working capital	1,316,579	1,235,072	500,755	408,293	379,683
Total assets	2,446,722	2,199,176	1,404,567	1,313,407	1,116,230
Long term obligations	44,842	51,037	51,138	42,992	45,782
Shareholders’ equity	2,261,564	2,028,048	1,224,748	1,145,740	1,015,999

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The following discussion is designed to provide a better understanding of our audited consolidated financial statements and notes thereto, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

We are a leading innovator of lighting-class LEDs, LED lighting and semiconductor products for wireless and power applications. Our products are driving improvements in applications such as general illumination, video displays, automotive, electronic signs and signals, variable-speed motors and wireless systems.

We develop and manufacture semiconductor materials and devices primarily based on SiC, GaN and related compounds. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs), sapphire and other materials used for certain electronic applications.

We derive the largest portion of our revenue from sales of our LED products. These products consist of LED chips, LED components, LED lighting products and SiC wafers. Also included in LED product revenues are revenues derived from government agencies to support the development of LED lighting, and license fees from intellectual property rights. As we develop and improve our LED technology and the market continues to focus on energy efficiency, we believe the potential market for LED lighting will continue to expand. Our success in selling LED products depends upon our ability to drive adoption and offer innovative products and solutions that enable our customers to succeed in the market. By driving adoption we believe we can influence the market and open more opportunities for LEDs.

In addition, we generate revenue from sales of power and RF products. Also included are revenues derived from government agencies to support the development of SiC- and GaN-based power and RF technology.

The majority of our products are manufactured at our production facilities located in North Carolina and China. We also use contract manufacturers for certain aspects of product fabrication and packaging. We operate research and development facilities in North Carolina, California, and China.

Operating Segments

We currently operate our business as one reportable segment.

Industry Dynamics and Trends

There are a number of industry factors that affect our business which include, among others:

•

Overall Demand for Products and Applications using LEDs. Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Although LED lighting has grown in recent years, adoption of LEDs for general lighting is relatively new, still limited, and faces significant challenges before widespread adoption. Demand also fluctuates based on various market cycles, a continuously evolving LED industry supply chain, and demand dynamics in the market. These uncertainties make demand difficult to forecast for us and our customers.

•

Intense and Constantly Evolving Competitive Environment. Competition in the industry is intense and new companies have entered and are entering the LED market, with many companies making significant investments in LED production equipment. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share and to increase the utilization of their production capacity. To remain competitive, market participants must continuously increase product performance and reduce costs to offset lower average sales prices. To address this pricing pressure, we have invested in the development of 150mm wafer production, which is intended to reduce our costs of producing LED chips. Certain of our competitors also have announced the intention to produce, or have begun producing, LED chips using 150mm wafers.

•

Technological Innovation and Advancement. Innovations and advancements in LED technology continue to expand the potential commercial application of LEDs particularly in the general illumination market. However, new technologies or standards could emerge, or improvements could be made in existing technologies, that reduce or limit the demand for LEDs in certain markets.

•

Regulatory Actions Concerning Energy Efficiency. Many countries have already instituted or have announced plans to institute government regulations and programs designed to encourage or mandate increased energy efficiency, even in some cases banning forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. While this trend is generally positive, there have been some political efforts in the United States to change or limit the effectiveness of these new regulations.

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

Fiscal 2011 Overview

The following is a summary of our financial results for the year ended June 26, 2011:

•	Our year over year revenues increased 14% to $987.6 million.

•	While gross margin percentage declined from 47% in fiscal 2010 to 44% in fiscal 2011, gross profit increased by $24.7 million.

•	We achieved operating income of $168.7 million in fiscal 2011 compared to $197.8 million in fiscal 2010. Net income per diluted share was $1.33 compared to $1.45 for fiscal 2010.

•	Combined cash, cash equivalents and short-term investments increased to $1,085.8 million at June 26, 2011 compared to $1,066.4 million at June 27, 2010.

•	Inventory increased to $176.5 million at June 26, 2011 compared to $112.2 million at June 27, 2010.

•	We spent $237.1 million on capital expenditures in fiscal 2011 compared to $168.6 million in fiscal 2010 as we continue to expand our manufacturing capacity.

Business Outlook

We project that the markets for our products will remain highly competitive during fiscal 2012. We anticipate focusing on the following key areas, among others, in response to this competitive environment:

•

Build on our market leadership and drive adoption of LED lighting. We are focused on developing innovative new LED lighting systems to drive adoption, and new LED components that enable our customers to deliver a more competitive payback versus traditional lighting. We recognize that our leadership in lighting systems can sometimes raise questions with our component customers, but we believe this product line has helped the Company set new standards in the market and disrupt the status quo in the lighting industry. We plan to continue to invest in these product lines to increase performance, enable lower lighting system costs with shorter paybacks (like our CR series downlights and troffers), and find new ways to drive the market and obsolete old, energy-wasting lighting technology.

•

Accelerate cost reductions and drive operational improvements to increase the profitability of our business. We target lower LED costs from the conversion to 150mm wafers, higher factory utilization, as well as yield and productivity improvements. We plan to lower LED lighting system costs with new product designs that are under development and we target improved operating leverage from higher revenues across our LED lighting systems and component product lines.

•

Expand the power and RF product line beyond niche applications. SiC power devices can deliver better performance and increased payback against silicon (Si) based power devices in applications where efficiency is an important criteria. We target continued investment in R&D for new diode and switch products focused on more mainstream and higher volume power switching applications. We are managing the product line through a slowdown in solar inverter demand, which we believe is a temporary market correction. We target the combination of new products, improved market demand and expanded sales coverage to drive growth in the product line.

Subsequent Event

On August 17, 2011, we entered into a Stock Purchase Agreement with all of the shareholders of Ruud Lighting, Inc. (Ruud). Pursuant to the terms of the Stock Purchase Agreement and concurrently with the execution of the Stock Purchase Agreement, we acquired all of the outstanding share capital of Ruud in exchange for consideration consisting of 6,074,833 shares of our common stock and $372.2 million cash, subject to certain post-closing adjustments. In connection with the stock purchase transaction with Ruud, we paid off Ruud’s outstanding debt in the aggregate amount of approximately $85 million.

Results of Operations

The following table sets forth certain consolidated statement of income data for the periods indicated:

	2011		2010		2009
(in thousands, except per share amounts and percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$987,615	100%	$867,287	100%	$567,255	100%
Cost of revenue, net	551,842	56%	456,180	53%	355,349	63%

Gross profit	435,773	44%	411,107	47%	211,906	37%

Research and development	115,035	12%	81,407	9%	71,363	13%
Sales, general and administrative	139,304	14%	115,601	13%	86,929	15%
Amortization of acquisition related intangibles	10,776	1%	12,180	1%	16,248	3%
Loss on disposal or impairment of long-lived assets	1,952	0%	4,141	1%	6,776	1%

Operating income	168,706	17%	197,778	23%	30,590	5%
Other non-operating income	993	0%	294	0%	281	0%
Interest income, net	8,528	1%	7,400	1%	8,796	2%

Income from continuing operations before income taxes	178,227	18%	205,472	24%	39,667	7%
Income tax expense	31,727	3%	53,182	6%	9,017	2%

Income from continuing operations	146,500	15%	152,290	18%	30,650	5%
Loss from discontinued operations, net of tax	—	0%	—	0%	325	0%

Net income	$146,500	15%	$152,290	18%	$30,325	5%

Diluted earnings per share	$1.33		$1.45		$0.34

Revenues

Revenues for fiscal 2011, 2010 and 2009 were comprised of the following (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2011	June 27, 2010	June 28, 2009	2010 to 2011		2009 to 2010
LED products	$889,991	$789,947	$524,318	$100,044	13%	$265,629	51%
Percent of revenue	90%	91%	92%
Power and RF products	97,624	77,340	42,937	20,284	26%	34,403	80%
Percent of revenue	10%	9%	8%

Total revenue	$987,615	$867,287	$567,255	$120,328	14%	$300,032	53%

LED Products

We derive the largest portion of our revenue from the sale of our LED products which comprised approximately 90%, 91%, and 92% of our total revenues for fiscal 2011, 2010, and 2009, respectively. Revenues from our LED products were $890.0, $789.9, and $524.3 million for fiscal 2011, 2010, and 2009, respectively.

Revenue from LED products increased approximately 13% to $890.0 million in fiscal 2011 from $789.9 million in fiscal 2010. This increase was driven by increased sales of LED components and LED lighting systems, partially offset by lower demand for LED chips and a more aggressive pricing environment. While individual LED product average selling prices (ASPs) declined year over year due to a more competitive pricing environment, the blended ASP for our LED products increased by 58% in fiscal 2011 compared to fiscal 2010. This increase was due to a shift in product mix to a higher proportion of revenues generated from sales of our LED components and LED lighting products versus our LED chips.

Revenue from our LED products increased $265.6 million or 51% to $789.9 million in fiscal 2010 as compared to $524.3 million in fiscal 2009. We experienced year over year sales growth across all of our LED products with sales of LED components driving the majority of the overall increase. The blended ASP for our LED products increased approximately 13% in fiscal 2010 as compared to fiscal 2009. This increase was due to a shift in product mix to a higher proportion of revenues generated from sales of our LED components and LED lighting products.

Power and RF Products

Revenues from our power and RF products comprised approximately 10%, 9%, and 8% of our total revenues for fiscal 2011, 2010, and 2009, respectively. Revenues from our power and RF products were $97.6, $77.3, and $42.9 million for fiscal 2011, 2010, and 2009, respectively.

Revenue from power and RF increased approximately 26% to $97.6 million in fiscal 2011 from $77.3 million in fiscal 2010. The increase in our power and RF products revenue was primarily due to increased orders for SiC Schottky diodes and GaN MMICs.

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

Gross Profit

Cost of revenue includes materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products. Gross profit in dollars and gross margin were as follows (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2011	June 27, 2010	June 28, 2009	2010 to 2011		2009 to 2010
Total gross profit	$435,773	$411,107	$211,906	$24,666	6%	$199,201	94%
Total gross margin	44%	47%	37%

Total gross margin was 44%, 47%, and 37% for fiscal 2011, 2010 and 2009, respectively and gross profit totaled $435.8 million, $411.1 million and $211.9 million for fiscal 2011, 2010 and 2009, respectively.

Gross profit increased approximately 6% to $435.8 million in fiscal 2011 from $411.1 million in fiscal 2010. The increase in gross profit is primarily due to our higher revenue in fiscal 2011. For fiscal 2011 our gross margin decreased to 44% from 47% in fiscal 2010. Factors contributing to the decrease in gross margin were a more aggressive pricing environment and lower factory utilization.

Gross profit increased $199.2 million or 94% in fiscal 2010 as compared to fiscal 2009 and our gross margin increased to 47% from 37% over the same period. Factors contributing to the increase in gross margin were increased demand and better factory utilization, higher product yields, favorable pricing environment and the successful introduction of a number of new products.

Research and Development

Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2011	June 27, 2010	June 28, 2009	2010 to 2011		2009 to 2010
Research and development	$115,035	$81,407	$71,363	$33,628	41%	$10,044	14%
Percent of revenue	12%	9%	13%

Research and development expenses in fiscal 2011 increased 41% to $115.0 million from $81.4 million in fiscal 2010. The increase was primarily due to increased spending to support the transition to 150mm wafer capabilities as well as continued research and development activities focused on new LED chips, LED components, LED lighting products, and power products. Our research and development expenses vary significantly from year to year based on a number of factors, including: the timing of new product introductions, timing of expenditures and the number and nature of our ongoing research and development activities. However, we anticipate that in general our research and development expenses will continue to increase over time to support future growth.

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

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2011	June 27, 2010	June 28, 2009	2010 to 2011		2009 to 2010
Sales, general and administrative	$139,304	$115,601	$86,929	$23,703	21%	$28,672	33%
Percent of revenue	14%	13%	15%

Sales, general and administrative expenses in fiscal 2011 increased 21% to $139.3 million from $115.6 million in fiscal 2010. The increase in fiscal 2011 is primarily due to an increase in spending on sales and marketing as we expand our direct sales resources and channels and invest in building the Cree brand. Additionally, costs increased due to higher patent litigation expenses.

Sales, general and administrative expenses increased 33% in fiscal 2010 to $115.6 million compared to $86.9 million in fiscal 2009. The increase in costs in fiscal 2010 is primarily due to increased spending on sales and marketing as we expanded our sales channels and invested in building the Cree brand as well as one-time costs related to the settlement of the Neumark litigation. Additionally, costs increased due to the general expansion of our business and increased employee compensation costs.

Amortization of Acquisition Related Intangibles

As a result of our acquisitions, we have recorded various intangible assets, including customer relationships and developed technologies. During fiscal 2007, we acquired INTRINSIC Semiconductor Corporation and COTCO, resulting in $63.7 million of amortizable intangible assets principally composed of customer relationships and developed technology. In fiscal 2008, we acquired LLF, resulting in an additional $41.2 million of amortizable intangible assets. These intangible assets are principally composed of developed technology that specifically relates to technologies underlying the development of LED lighting products for the general illumination market. Amortization of intangible assets related to our acquisitions is as follows (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2011	June 27, 2010	June 28, 2009	2010 to 2011			2009 to 2010
INTRINSIC	$745	$745	$745	$—		0%	$—		0%
COTCO	6,932	8,290	12,358	(1,358)	–	16%	(4,068)	–	33%
LLF	3,099	3,145	3,145	(46)	–	1%	—		0%

Total	$10,776	$12,180	$16,248	$(1,404)	–	12%	$(4,068)	–	25%

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

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2011	June 27, 2010	June 28, 2009	2010 to 2011			2009 to 2010
Loss on disposal or impairment of long-lived assets, net	$1,952	$4,141	$6,776	$(2,189)	–	53%	$(2,635)	–	39%
Percent of revenue	0%	1%	1%

We recorded a net loss of $2.0 million on the disposal of long-lived assets in fiscal 2011 compared to a net loss of $4.1 million in fiscal 2010. The causes of the fiscal 2011 and fiscal 2010 net losses include the disposal of equipment due to manufacturing process changes and the impairment of certain capitalized patent costs.

We recorded a loss of $4.1 million on the disposal of long-lived assets in fiscal 2010 compared to a loss of $6.8 million in fiscal 2009. The fiscal 2009 loss is composed of losses due to the impairment of certain equipment due to manufacturing process changes, the impairment of capitalized patent costs and losses on the disposal of equipment.

Non-Operating Income

The following table sets forth our non-operating income (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2011	June 27, 2010	June 28, 2009	2010 to 2011		2009 to 2010
Other non-operating income	$993	$294	$281	$699	238%	$13		5%
Interest income, net	8,528	7,400	8,796	1,128	15%	(1,396)	–	16%

Total	$9,521	$7,694	$9,077	$1,827	24%	$(1,383)	–	15%

We have no debt or lines of credit and we are in a net interest income position. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities, municipal bonds, and other fixed interest rate investments. The primary objective of our investment policy is preservation of principal.

For fiscal 2011, 2010, and 2009, we did not have any significant gains or losses realized from the sale of our investments.

Net interest income was $8.5 million in fiscal 2011 compared to $7.4 million and $8.8 million in fiscal 2010 and 2009, respectively. Year over year changes in interest income are due to a combination of fluctuations in interest rates on our cash and investments and differences between the periods in our average cash and investment balances.

Other non-operating income, net, is comprised primarily of foreign exchange gains and losses.

Income Tax Expense

The following table sets forth our income tax expense in dollars and our effective tax rate from continuing operations (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2011	June 27, 2010	June 28, 2009	2010 to 2011			2009 to 2010
Income tax expense	$31,727	$53,182	$9,017	$(21,455)	–	40%	$44,165	490%
Effective tax rate on continuing operations	18%	26%	23%

We recorded income tax expense of $31.7 million from continuing operations in fiscal 2011 as compared to income tax expense of $53.2 million in fiscal 2010. The decrease in the effective tax rate from 26% in fiscal 2010 to 18% in fiscal 2011 is primarily due to a change in the mix of pre-tax income from various tax jurisdictions, primarily mainland China and Hong Kong, and the new tax holiday in Malaysia with respect to our subcontract manufacturing and distribution operations. The increase in the effective tax rate from 23% in fiscal 2009 to 26% in fiscal 2010 was primarily due to the mix of pre-tax income from various tax jurisdictions. For further discussion of changes in our effective tax rate, please refer to Note 12, “Income Taxes,” in our consolidated financial statements included in Item 8 of this Annual Report.

The variation between our effective tax rate and the U.S. statutory rate of 35% is primarily due to the consolidation of our foreign operations, which are generally subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on our periodic effective tax rate. In addition, our effective tax rate may be negatively impacted by the lack of sufficient excess tax benefits (credits) that accumulate in our equity as additional paid-in-capital (APIC) and referred to as the “APIC pool” of credits. In situations where our realized tax deductions for certain stock based compensation awards, such as non-qualified stock options and restricted stock, are less than those originally anticipated, which accumulate in the APIC pool, U.S. GAAP requires that we record the difference as an increase to income tax expense.

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

Contractual Obligations

At June 26, 2011, payments to be made pursuant to significant contractual obligations are as follows (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	7,910	2,664	3,455	1,791	—
Purchase obligations	181,633	167,236	8,736	4,128	1,533
Other long-term liabilities	4,296	2,718	1,578	—	—

Total	$193,839	$172,618	$13,769	$5,919	$1,533

Operating leases include rental amounts due on leases of certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through November 2015. All of the lease agreements provide for rental adjustments for increases in base rent, property taxes and general property maintenance that would be recorded as rent expense, if applicable.

Purchase obligations generally relate to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment. Our purchase obligations represent authorizations to purchase rather than binding agreements.

Other long-term liabilities represents liabilities related to uncertain tax positions.

Financial Condition

The following table sets forth our cash, cash equivalents and investments (in thousands):

	June 26, 2011	June 27, 2010	Change
Cash and cash equivalents	$390,598	$397,431	$(6,833)
Short-term investments	695,199	668,974	26,225

Total cash, cash equivalents and short-term investments	$1,085,797	$1,066,405	$19,392

Our liquidity and capital resources depend on our cash flows from operations and our working capital. Our working capital increased to $1,316.6 million as of June 26, 2011 from $1,235.1 million at June 27, 2010, primarily due to an increase in inventory. The following table presents the components of our cash conversion cycle:

	June 26, 2011	June 27, 2010	Change
Days of sales outstanding (a)	44	40	4
Days of supply in inventory (b)	106	76	30
Days in accounts payable (c )	(46)	(43)	(3)

Cash conversion cycle	104	73	31

a)	Days of sales outstanding (DSO) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the revenue for the quarter then ended. DSO is calculated by adding ending accounts receivable, net of applicable allowances and reserves, and dividing that sum by the average net revenue per day for the respective quarter.

b)	Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and cost of goods sold for the quarter then ended. DSI is calculated by dividing inventory by average cost of goods sold per day for the respective quarter.

c)	Days in accounts payable (DPO) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of goods sold for the quarter then ended. DPO is calculated by dividing accounts payable by the average cost of goods sold per day for the respective quarter.

Overall our cash conversion cycle, or days to cash, increased primarily due to an increase in inventory on hand. The increase in inventory is primarily related to our building product in response to a higher demand forecast than our actual results.

As of June 26, 2011, substantially all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at June 26, 2011 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of June 26, 2011.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for fiscal 2012. We have and may continue to use a portion of our available cash and cash equivalents, or funds underlying our marketable securities, to repurchase shares of our common stock. With our strong working capital position, we believe that we have the ability to continue to invest in further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio, secure key intellectual properties, or expand our production capacity.

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2011	June 27, 2010	June 28, 2009	2010 to 2011	2009 to 2010
Cash provided by operating activities	$251,380	$250,569	$177,919	$811	$72,650
Cash used in investing activities	(303,234)	(763,387)	(174,843)	460,153	(588,544)
Cash provided by financing activities	44,546	619,799	24,651	(575,253)	595,148
Effect of foreign exchange changes	475	296	794	179	(498)

Net (decrease) increase in cash and cash equivalents	$(6,833)	$107,277	$28,521	$(114,110)	$78,756

The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.

Cash Flows from Operating Activities

Cash provided by operating activities was relatively unchanged year over year, from $250.6 million in fiscal 2010 to $251.4 million in fiscal 2011.

Cash provided by operating activities increased to $250.6 million in fiscal 2010 from $177.9 million in fiscal 2009. The increase is primarily due to higher year over year net income, offset in part due to larger receivable and inventory balances to support higher sales volumes.

Cash Flows from Investing Activities

Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and purchase of patent and license rights. Net cash used in investing activities was $303.2 million for fiscal 2011 compared to $763.4 million for fiscal 2010. This year over year decrease was primarily the result of an overall net decrease in short term investment purchase activity and payment of contingent consideration related to our COTCO acquisition. This decrease was partially offset by an increase in our current year capital expenditures for property, plant and equipment to expand our global production capacity and proceeds from maturities of investments.

Net cash used in investing activities was $763.4 million for fiscal 2010 compared to $174.8 million for fiscal 2009. This year over year increase was primarily due to an increase in cash available for investments as a result of the issuance and sale of 12.65 million shares of common stock, with net proceeds of approximately $434 million and a year over year increase in the amount of cash received from employee stock option exercises. In addition, we increased capital expenditures to expand our manufacturing capacity to meet the needs of our anticipated growth.

We will continue to closely monitor our capital expenditures, while making strategic investments to develop our existing products, pursue strategic initiatives where appropriate and invest in our manufacturing and information technology infrastructure to meet the needs of our business. We target committing capital of approximately $160 million in fiscal 2012 for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $44.5 million for fiscal 2011 compared to $619.8 million for fiscal 2010. This year over year decrease was primarily related to our sale of 12.65 million shares of our common stock in a follow-on public offering during fiscal 2010, with net proceeds of approximately $434 million.

Net cash provided by financing activities was $619.8 million for fiscal 2010 compared to $24.7 million for fiscal 2009. This year over year increase was primarily due to the issuance and sale of 12.65 million shares of common stock, with net proceeds of approximately $434 million and a year over year increase in the amount of cash received from employee stock option exercises.

As of June 26, 2011, up to $200 million of our common stock remained approved for repurchase under the repurchase program authorized by our Board of Directors. Since the inception of our stock repurchase program, we have repurchased approximately 9.8 million shares of our common stock. At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

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

•

Level 1 - Valuations based on quoted prices in active markets for identical instruments that we are able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

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

The financial assets for which we perform recurring fair value remeasurements are cash equivalents and short-term investments. The financial assets for which we may be required to perform non-recurring fair value remeasurements (e.g., an impairment of assets) are any investments in privately-held companies. As of June 26, 2011, financial assets utilizing Level 1 inputs included money market funds. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds, certificates of deposit, variable rate demand notes, non-U.S. government securities, commercial paper, and U.S. agency securities. Level 2 assets are valued using a third-party pricing services consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. We do not have any significant financial assets requiring the use of Level 3 inputs. Please refer to Note 6, “Fair Value of Financial Instruments” to the consolidated financial statements included in Item 8 of this Annual Report for further information.

Financial and Market Risks

We are exposed to financial and market risks, including changes in interest rates, currency exchange rates and commodities risk. We currently do not use derivative financial instruments to mitigate any of these risks; however, we may choose to do so in the future. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions at June 26, 2011 and June 27, 2010. Actual results may differ materially.

Interest Rates

We maintain an investment portfolio principally composed of high-grade corporate debt, commercial paper, government securities, and other investments at fixed interest rates that vary by security. In order to minimize risk, our cash management policy permits us to acquire investments rated “AA” grade or better. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price of our investments was approximately $69.5 million at June 26, 2011 and $66.9 million at June 27, 2010.

Currency Exchange Rates

As we operate internationally and have transactions denominated in foreign currencies, we are exposed to currency exchange rate risks. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Our primary exposures relate to the exchange rates between the U.S. Dollar and the Chinese Renminbi (CNY). The potential loss in fair value resulting from a hypothetical 10% increase in the value of the U.S. Dollar compared to the Chinese Renminbi was approximately $2.6 million at June 26, 2011 and $1.7 million at June 27, 2010.

Commodities

We utilize significant amounts of precious metals, gasses and other commodities in our manufacturing processes. General economic conditions, market specific changes or other factors outside of our control may affect the pricing of these commodities. We do not use financial instruments to hedge commodity prices.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 26, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of June 26, 2011 are detailed above in “Liquidity and Capital Resources” in the section entitled “Contractual Obligations.”

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

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, valuation of stock based compensation, valuation of long-lived assets, tax related contingencies, valuation of inventories, contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions, including expected trends, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Revenue Recognition

We recognize product revenue when the earnings process is complete, as evidenced by persuasive evidence of an arrangement, typically in the form of a purchase order, when the sales price is fixed or determinable, collection of revenue is reasonably assured, and title and risk of loss have passed to the customer.

For the year ended June 26, 2011, 44% of our product sales were made to distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers; manufacturers who incorporate our products into their own manufactured goods; or ultimate end users of our products. We recognize revenue upon shipment of our products to our distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer.

Our distributors may be provided limited rights that allow them to return a portion of inventory (Product Exchange Rights or Stock Rotation Rights) and receive credits for changes in selling prices (Price Protection Rights) or other targeted sales incentives. When determining our net revenue, we make significant judgments and estimates corresponding with product shipments. We record a reserve for estimated future returns, changes in selling prices, and other targeted sales incentives when product ships. We also record an asset for the estimated value of product returns that we believe will be returned to inventory in the future and resold, and these estimates are based upon historical data, current economic trends, distributor inventory levels and other related factors. Our financial condition and operating results are dependent upon our ability to make reliable estimates. Actual results may vary and could have a significant impact on our operating results.

Inventories

We write-down our inventory for estimated obsolescence equal to the difference between the cost of inventory and its estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence), and assumptions about future demand. We also analyze sales levels by product type, including historical and estimated future customer demand for those products to determine if any additional reserves are appropriate. For example, we adjust for items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Any adjustment to our inventory as a result of an estimated obsolescence or net realizable condition is reflected as a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

In order to determine what costs can be included in the valuation of inventory, we determine normal capacity for our manufacturing facilities based on historical patterns. If our estimates regarding customer demand are inaccurate, or market conditions or technology change in ways that are less favorable than those projected by management, we may be required to take excess capacity charges in accordance with U.S. GAAP, which could have an adverse effect on our consolidated financial results.

Deferred Tax Asset Valuation Allowances

In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors including historical and projected future taxable income and prudent and feasible tax planning strategies. When we establish or increase a valuation allowance, our income tax expense increases in the period such determination is made. If we decrease a valuation allowance, our income tax expense decreases in the period such a determination is made.

Tax Contingencies

We are subject to periodic audits of our income tax returns by federal, state and local agencies. The audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 740, “Income Taxes” (ASC 740), we evaluate the exposures associated with our various tax filing positions. ASC 740 states that a tax benefit should not be recognized for financial statement purposes for an uncertain tax filing position where it is not more likely than not (likelihood of greater than 50%) for being sustained by the taxing authorities based on the technical merits of the position.

In accordance with the provisions of ASC 740, we have recorded unrecognized tax benefits (as a reduction to the deferred tax asset or as an increase to other liabilities) to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not” to be sustained, (2) the tax position is “more likely than not” to be sustained, but for a lesser amount, (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these unrecognized tax benefits, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.

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

We evaluate long-lived assets such as property, equipment and definite lived intangible assets, such as patents, for impairment whenever events or circumstances indicate that the carrying value of the assets recorded in our financial statements may not be recoverable. Factors that we consider include whether there has been a significant decrease in the market value of an asset, a significant change in the way an asset is being used, or a significant change, delay or departure in our strategy for that asset. If impairment is indicated we first determine if the total estimated future cash flows on an undiscounted basis are less than the carrying amounts of the asset or assets. If so, an impairment loss is measured and recorded.

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

Goodwill

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cree, Inc.

We have audited the accompanying consolidated balance sheets of Cree, Inc. as of June 26, 2011 and June 27, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 26, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cree, Inc. at June 26, 2011 and June 27, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 26, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cree, Inc.’s internal control over financial reporting as of June 26, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 17, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

August 17, 2011

CREE, INC.

CONSOLIDATED BALANCE SHEETS

	June 26, 2011	June 27, 2010
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$390,598	$397,431
Short-term investments	695,199	668,974

Total cash, cash equivalents, and short-term investments	1,085,797	1,066,405
Accounts receivable, net	118,469	117,535
Income tax receivable	6,796	—
Inventories	176,482	112,241
Deferred income taxes	17,857	18,823
Prepaid expenses and other current assets	51,494	40,159

Total current assets	1,456,895	1,355,163
Property and equipment, net	555,929	419,726
Intangible assets, net	102,860	106,109
Goodwill	326,178	313,019
Other assets	4,860	5,159

Total assets	$2,446,722	$2,199,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$76,593	$63,826
Accrued salaries and wages	18,491	26,247
Income taxes payable	15,493	14,375
Other current liabilities	29,739	15,643

Total current liabilities	140,316	120,091
Long-term liabilities:
Deferred income taxes	21,902	39,398
Other long-term liabilities	22,940	11,639

Total long-term liabilities	44,842	51,037
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 26, 2011 and June 27, 2010; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 26, 2011 and June 27, 2010; 109,607 and 108,002 shares issued and outstanding at June 26, 2011 and June 27, 2010, respectively	136	135
Additional paid-in-capital	1,593,530	1,507,435
Accumulated other comprehensive income, net of taxes	13,091	12,171
Retained earnings	654,807	508,307

Total shareholders’ equity	2,261,564	2,028,048

Total liabilities and shareholders’ equity	$2,446,722	$2,199,176

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
	(Thousands, except per share data)
Revenue, net	$987,615	$867,287	$567,255
Cost of revenue, net	551,842	456,180	355,349

Gross profit	435,773	411,107	211,906
Operating expenses:
Research and development	115,035	81,407	71,363
Sales, general and administrative	139,304	115,601	86,929
Amortization of acquisition related intangibles	10,776	12,180	16,248
Loss on disposal or impairment of long-lived assets	1,952	4,141	6,776

Total operating expenses	267,067	213,329	181,316
Operating income	168,706	197,778	30,590
Non-operating income:
Other non-operating income	993	294	281
Interest income, net	8,528	7,400	8,796

Income from continuing operations before income taxes	178,227	205,472	39,667
Income tax expense	31,727	53,182	9,017

Income from continuing operations	$146,500	$152,290	$30,650
Loss from discontinued operations, net of tax	—	—	325

Net income	$146,500	$152,290	$30,325

Earnings (loss) per share:
Basic:
Income from continuing operations	$1.35	$1.49	$0.35

Loss from discontinued operations	$—	$—	$.01

Net income	$1.35	$1.49	$0.34

Diluted:
Income from continuing operations	$1.33	$1.45	$0.34

Loss from discontinued operations	$—	$—	$—

Net income	$1.33	$1.45	$0.34

Shares used in per share calculation:
Basic	108,522	102,371	88,263

Diluted	110,035	104,698	89,081

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
	(In thousands)
Cash flows from operating activities:
Net income	$146,500	$152,290	$30,325
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	108,605	90,424	96,564
Stock-based compensation	38,240	24,067	21,112
Excess tax benefit from share-based payment arrangements	(10,141)	(21,722)	(714)
Loss on disposal or impairment of long-lived assets	1,952	4,141	6,776
Amortization of premium/discount on investments	15,696	9,502	1,825
Deferred income taxes	(16,308)	(11,046)	(10,762)
Changes in operating assets and liabilities:
Accounts receivable	(963)	(14,555)	7,257
Inventories	(63,450)	(33,129)	820
Prepaid expenses and other assets	(17,090)	(18,084)	14,585
Accounts payable, trade	18,442	15,717	1,348
Accrued salaries and wages and other liabilities	29,897	52,964	8,783

Net cash provided by operating activities	251,380	250,569	177,919

Cash flows from investing activities:
Purchases of property and equipment	(237,085)	(168,624)	(55,283)
Payment of COTCO contingent consideration	—	(57,050)	(60,000)
Payment of LLF contingent consideration	(13,159)	(8,773)	(4,386)
Purchases of investments	(382,520)	(660,823)	(217,059)
Proceeds from maturities of investments	252,603	121,808	134,561
Proceeds from sale of property and equipment	205	228	169
Proceeds from sale of available-for-sale investments	89,474	19,120	35,815
Purchases of patent and licensing rights	(12,752)	(9,273)	(8,660)

Net cash used in investing activities	(303,234)	(763,387)	(174,843)

Cash flows from financing activities:
Net proceeds from issuance of common stock	34,405	598,077	26,681
Excess tax benefit from share-based payment arrangements	10,141	21,722	714
Repurchases of common stock	—	—	(2,744)

Net cash provided by financing activities	44,546	619,799	24,651

Effect of foreign exchange changes on cash and cash equivalents	475	296	794

Net increase (decrease) in cash and cash equivalents	(6,833)	107,277	28,521
Cash and cash equivalents:
Beginning of period	397,431	290,154	261,633

End of period	$390,598	$397,431	$290,154

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$31,201	$33,441	$13,496

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Par Value
	(In thousands)
Balance at June 29, 2008	88,088	$110	$811,015	$325,692	$8,923	$1,145,740
Net income	—	—	—	30,325	—	30,325
Currency translation gain	—	—	—	—	607	607
Unrealized gain on available-for-sale securities, net of tax of $1,268	—	—	—	—	1,706	1,706

Comprehensive income						32,638
Income tax benefits from stock option exercises	—	—	2,381	—	—	2,381
Stock-based compensation	—	—	20,580	—	—	20,580
Exercise of stock options and issuance of shares	1,701	2	26,151	—	—	26,153
Repurchase of common stock	(130)	—	(2,744)	—	—	(2,744)

Balance at June 28, 2009	89,659	$112	$857,383	$356,017	$11,236	$1,224,748
Net income	—	—	—	152,290	—	152,290
Unrealized gain on available-for-sale securities, net of tax of $591	—	—	—	—	935	935

Comprehensive income						153,225
Income tax benefits from stock option exercises	—	—	28,810	—	—	28,810
Stock-based compensation	—	—	24,271	—	—	24,271
Exercise of stock options and issuance of shares	18,343	23	596,971	—	—	596,994

Balance at June 27, 2010	108,002	$135	$1,507,435	$508,307	$12,171	$2,028,048
Net income	—	—	—	146,500	—	146,500
Unrealized gain on available-for-sale securities, net of tax of $558	—	—	—	—	920	920

Comprehensive income						147,420
Income tax benefits from stock option exercises	—	—	7,865	—	—	7,865
Stock-based compensation	—	—	39,061	—	—	39,061
Exercise of stock options and issuance of shares	1,605	1	39,169	—	—	39,170

Balance at June 26, 2011	109,607	$136	$1,593,530	$654,807	$13,091	$2,261,564

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business

Cree, Inc. (the “Company”) is a leading innovator of lighting-class light emitting diodes (LEDs), LED lighting and semiconductor solutions for wireless and power applications. The Company’s solutions are driving improvements in applications such as general illumination, video displays, automotive, electronic signs and signals, variable-speed motors and wireless systems.

The Company develops and manufactures semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs), sapphire and other materials used for certain electronic applications.

The Company’s LED products consist of LED chips, LED components, LED lighting products and SiC wafers. As the Company develops and improves its LED technology and the market continues to focus on energy efficiency, the Company believes the potential market for LED lighting will continue to expand. The Company’s success in selling LED products depends upon its ability to drive adoption and offer innovative products and solutions that enable its customers to succeed in the market. By driving adoption the Company believes it can influence the direction of the market and open more opportunities for LEDs.

In addition, the Company develops, manufactures and sells power and radio frequency (RF) products, such as power rectifiers and RF devices. Power rectifiers are made from SiC and provide faster switching speeds than comparable silicon-based power devices. RF devices are made from SiC or GaN and produce higher power densities as compared to silicon or gallium arsenide.

The majority of the Company’s products are manufactured at production facilities located in North Carolina and China. The Company also uses contract manufacturers for certain aspects of product fabrication and packaging. The Company operates research and development facilities in North Carolina, California and China.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2011 fiscal year extended from June 28, 2010 to June 26, 2011 and was a 52-week fiscal year. The Company’s 2010 fiscal year extended from June 29, 2009 to June 27, 2010 and was a 52-week fiscal year. The Company’s 2009 fiscal year extended from June 30, 2008 to June 28, 2009 and was a 52-week fiscal year. The Company’s 2012 fiscal year will extend from June 27, 2011 to June 24, 2012 and will be a 52-week fiscal year.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts, sales returns, sales price discounts and incentives, provision for inventory obsolescence, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, product warranty obligations, employee stock options, and contingencies and litigation, among others. The Company generally bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ from those estimates.

Segment Information

The Company follows U.S. GAAP with respect to disclosures regarding reportable segments. U.S. GAAP requires segmentation based on an entity’s internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the “management approach.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined that it currently operates as one reportable segment.

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

•

Available-for-Sale – Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

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

Inventories

Inventories are valued at the lower of cost or market value, with cost being determined on the first-in, first-out (“FIFO”) method or the average cost method. The Company writes down its inventory balances for estimates of excess and obsolete amounts. These write-downs are recorded as a component of cost of sales. At the point of the write-down, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis. The Company recorded charges for write-downs in inventory of $14.6 million, $16.2 million and $11.7 million, for fiscal 2011, 2010 and 2009, respectively.

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

U.S. GAAP requires that intangible assets other than goodwill with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful lives. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from one to fourteen years.

The Company tests goodwill for impairment at the reporting unit level at least annually and potentially more frequently upon the occurrence of certain events. Goodwill is tested for impairment annually on the first business day of each fiscal April using a two-step process. First, the Company determines if the carrying amount of any of its reporting units exceeds its fair value (determined using discounted cash flows or market multiples based on revenues), which would indicate a potential impairment of goodwill associated with that reporting unit. If the Company determines that a potential impairment of goodwill exists, it then compares the implied fair value of the goodwill associated with the respective reporting unit, to its carrying amount to determine if there is an impairment loss.

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

Revenue Recognition

The Company recognizes product revenue when the earnings process is complete, as evidenced by persuasive evidence of an arrangement, typically in the form of a purchase order, when the sales price is fixed or determinable, collection of revenue is reasonably assured, and title and risk of loss have passed to the customer.

The Company provides its customers with limited rights of return for non-conforming shipments and product warranty claims. The Company estimates an allowance for anticipated sales returns based upon an analysis of historical sales returns and other relevant data. The Company records an allowance at the time of sale, which is recorded as a reduction of product revenue in the Consolidated Statements of Income and as a reduction to accounts receivable in the Consolidated Balance Sheets.

A substantial portion of the Company’s products are sold through distributors. Distributors stock inventory and sell the Company’s products to their own customer base, which may include: value added resellers; manufacturers who incorporate the Company’s products into their own manufactured goods; or ultimate end users of the Company’s products. The Company recognizes revenue under the same terms as described. Certain of the Company’s distributors are provided limited rights that allow them to return a portion of inventory (Product Exchange Rights or Stock Rotation Rights) and receive credits for changes in selling prices (Price Protection Rights) and targeted customer pricing arrangements under our “ship and debit” program. These estimates are calculated based upon historical experience, product shipment analysis, current economic conditions, on-hand inventory at the distributor, and customer contractual arrangements. The Company believes that it can reasonably and reliably estimate the allowance for distributor credits at the time of sale. Accordingly, estimates for these rights are recorded at the time of sale as a reduction of product revenue in the Consolidated Statements of Income and as a reduction to accounts receivable in the Consolidated Balance Sheets.

On occasion, the Company will issue a new price book for its product, at which time the Company will provide a credit to certain distributors for inventory quantities on hand if required by the Company’s agreement with the distributor. This practice is known as price protection. These credits are applied against the reserve that the Company establishes upon initial shipment of product to the distributor.

Under the ship and debit program, products are sold to distributors at published prices which are contained in price books provided to various distributors. Distributors are required to pay for product within the Company’s standard commercial terms. Subsequent to the initial product purchase, a distributor may request a price allowance for a particular part number(s) for certain target customers, prior to the distributor reselling the particular part. Once the Company has approved an allowance, the distributor resells the product to the target customer, and the Company credits the distributor according to the allowance approved. These credits are applied against a reserve the Company establishes upon initial shipment of product to the distributor.

In addition, the Company periodically runs sales incentive programs with certain of its distributors and resellers, such as product rebates and cooperative advertising campaigns. The Company recognizes these incentives at the time they are offered for consideration given to customers, and records a credit to the customer’s account and offsetting expense as either a reduction to revenue, increase to cost of sales, or marketing expense depending on the type of sales incentive.

From time to time, the Company may enter into licensing arrangements related to its intellectual property. Revenue from licensing arrangements is recognized when earned and estimable. The timing of revenue recognition is dependent on the terms of each license agreement. Generally, the Company will recognize non-refundable upfront license fees related to patent licenses immediately upon receipt of the funds if the Company has no significant future obligations to perform under the arrangement. However, the Company will defer recognition for licensing fees where the Company has significant future performance requirements, the fee is not fixed (such as royalties earned as a percentage of future sales), or the fees are otherwise contingent.

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

Advertising

The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in selling, general and administrative expenses and amounted to approximately $5.7 million, $4.2 million and $3.1 million for the years ended June 26, 2011, June 27, 2010 and June 28, 2009, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts and interest receivable, accounts payable and other liabilities approximate fair values at June 26, 2011 and June 27, 2010 due to the short-term nature of these instruments.

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

Taxes payable which are not based on income are accrued ratably over the period to which they apply. For example, payroll taxes are accrued each period end based upon the amount of payroll taxes that are owed as of that date; whereas taxes such as property taxes and franchise taxes are accrued over the fiscal year to which they apply if paid at the end of a period, or they are amortized ratably over the fiscal year if they are paid in advance.

Foreign Currency Translation

Prior to the fourth quarter of fiscal 2009, certain of the Company’s international subsidiaries had a non-U.S. Dollar functional currency. However, during the fourth quarter of fiscal 2009, due to a further refinement of the Company’s global supply chain, the Company determined that its international subsidiaries had the U.S. Dollar as their functional currency.

However, because the Company and its subsidiaries still transact business in currencies other than the U.S. Dollar, the Company will continue to experience a certain amount of foreign currency exchange gains and losses. In addition, historical foreign currency translation gains and losses will continue to exist in the Company’s balance of Accumulated Other Comprehensive Income until such subsidiaries are sold or substantially liquidated.

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

Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income

In June 2010, the FASB issued new guidance concerning the presentation of total comprehensive income and its components. Under this guidance an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will become effective for the Company beginning in the third quarter of fiscal 2012. The Company’s adoption of the new accounting guidance is not expected to have a significant impact on its consolidated financial statements.

Fair Value Disclosures

In January 2010, the FASB issued amended standards requiring additional fair value disclosures. The amended standards require disclosures of transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as requiring gross basis disclosures for purchases, sales, issuances and settlements within the Level 3 reconciliation. Additionally, the update clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The Company adopted the new guidance in the third quarter of fiscal 2010, except for the disclosures related to purchases, sales, issuance and settlements, which will be effective for the Company beginning in the first quarter of fiscal 2012. Because these new standards are related primarily to disclosures, their adoption has not had, and is not expected to have, a significant impact on the Company’s consolidated financial statements.

Note 3 - Acquisitions

Acquisition of LED Lighting Fixtures, Inc.

In February 2008, the Company acquired LED Lighting Fixtures, Inc. (LLF) through a wholly owned subsidiary that merged into Cree, Inc. June 27, 2010. Through this acquisition the Company acquired a research and development center, a commercialized LED lighting portfolio, sales channels and manufacturing subcontractor relationships to accelerate the adoption of energy-efficient LED lighting for the general illumination market.

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

The identifiable assets acquired as a result of the acquisition are being amortized over their respective estimated useful lives as follows (in thousands, except for years):

	Asset Amount	Estimated Life in Years
Customer relationships	$1,300	8
Non-compete agreements	440	3
Developed technology	39,500	14

Total identifiable assets	$41,240

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

LLF met the conditions necessary for the earn-out payment for the calendar years ended December 31, 2008, 2009 and 2010 and as a result, the Company made a cash payment in the amount of $4.4 million to the former shareholders of LLF in the third quarter of fiscal 2009, a cash payment in the amount of $8.8 million to the former shareholders of LLF in the third quarter of fiscal 2010 and a cash payment in the amount of $13.2 million to the former shareholders of LLF in the third quarter of fiscal 2011, thus increasing goodwill in the Company’s consolidated financial statements.

Acquisition of COTCO Luminant Device Limited

In March 2007, the Company acquired COTCO Luminant Device Limited, a Hong Kong company (now “Cree Hong Kong Limited”) (COTCO), from COTCO Holdings Limited, a Hong Kong company (now United Luminous International (Holdings) Limited) (“Holdings”). Cree Hong Kong Limited is headquartered in Hong Kong and has production facilities in China. This acquisition provided us expanded packaging, research and development capabilities, a broader LED component portfolio, a lower cost manufacturing facility and expanded our sales channels in China.

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

The identifiable assets acquired as a result of the acquisition are being amortized over their respective estimated useful lives as follows (in thousands, except for years):

	Asset Amount	Estimated Life in Years
Customer relationships	$51,000	8
Trade names and license agreements	150	1
Developed technology	7,220	7

Total identifiable assets	$58,370

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

Note 4 – Financial Statement Details

Accounts Receivable, net

The following is a summary of the components of accounts receivable, net (in thousands):

	June 26, 2011	June 27, 2010
Billed trade receivables	$137,799	$138,642
Unbilled contract receivables	1,038	1,391

	138,837	140,033
Allowance for sales returns, discounts and other incentives	(19,615)	(20,551)
Allowance for bad debts	(753)	(1,947)

Total accounts receivable, net	$118,469	$117,535

The following table summarizes the changes in the Company’s allowance for sales returns and other incentives (in thousands):

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Balance at beginning of period	$20,551	$9,644	$5,944
Current period claims	(47,448)	(23,036)	(10,981)
Provision for sales returns	46,512	33,943	14,681

Balance at end of period	$19,615	$20,551	$9,644

The following table is a roll forward of the Company’s allowance for bad debts (in thousands):

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Balance at beginning of period	$1,947	$2,531	$1,719
Current year provision	(956)	738	1,048
Write-offs net of recoveries	(238)	(1,322)	(236)

Balance at end of period	$753	$1,947	$2,531

Inventories

The following is a summary of the components of inventories (in thousands):

	June 26, 2011	June 27, 2010
Raw material	$38,781	$24,858
Work-in-progress	74,816	57,180
Finished goods	62,885	30,203

Total inventories	$176,482	$112,241

Property and Equipment, net

The following table reflects the components of property and equipment (in thousands):

	June 26, 2011	June 27, 2010
Furniture and fixtures	$10,439	$8,273
Land and buildings	254,190	211,391
Machinery and equipment	800,007	649,558
Computer hardware/software	26,954	20,518
Leasehold improvements and other	18,305	17,894
Construction in progress	95,974	73,439

	1,205,869	981,073
Accumulated depreciation	(649,940)	(561,347)

Property and Equipment, net	$555,929	$419,726

Depreciation of property and equipment used in continuing operations totaled $93.1 million, $74.1 million and $76.7 million for the years ended June 26, 2011, June 27, 2010 and June 28, 2009, respectively.

During the years ended June 26, 2011, June 27, 2010 and June 28, 2009, the Company recorded approximately $1.5 million, $3.9 million and $6.3 million, respectively, as losses on disposals or impairments of property and equipment. These charges are reflected in Loss or Impairment on Disposal of Property and Equipment in the accompanying Consolidated Statements of Income.

Revenues, net

Revenues for fiscal 2011, 2010 and 2009 were comprised of the following product groups (in thousands, except percentages):

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
LED products	$889,991	$789,947	$524,318
Percent of revenue	90%	91%	92%
Power and RF products	97,624	77,340	42,937
Percent of revenue	10%	9%	8%

Total revenue	$987,615	$867,287	$567,255

Note 5 – Investments

Short-term and long-term investments consist of high-grade corporate bonds and other debt securities. All marketable investments are classified as available-for-sale as of June 26, 2011.

The following table provides a summary of marketable investments as of June 26, 2011 (in thousands):

	June 26, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$391,465	$3,943	$(10)	395,398
Corporate bonds	207,241	2,312	(115)	209,438
Municipal variable rate demand notes	295	—	—	295
U.S. agency securities	67,244	807	(2)	68,049
Certificates of deposit	10,003	12	—	10,015
Commercial paper	4,999	—	—	4,999
Non-U.S. government securities	6,986	19	—	7,005

Total	$688,233	$7,093	$(127)	$695,199

The following table presents the gross unrealized losses and estimated fair value of the Company’s investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 26, 2011 (in thousands):

	June 26, 2011
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$14,348	$(10)	$—	$—	$14,348	$(10)
Corporate bonds	20,484	(115)	—	—	20,484	(115)
Municipal variable rate demand notes	—	—	—	—	—	—
U.S. agency securities	6,518	(2)	—	—	6,518	(2)
Certificates of deposit	—	—	—	—	—	—
Commercial paper	—	—	—	—	—	—
Non-U.S. government securities	—	—	—	—	—	—

Total	$41,350	$(127)	$—	$—	$41,350	$(127)

Number of securities with an unrealized loss		20		—		20

The following table provides a summary of marketable investments as of June 27, 2010 (in thousands):

	June 27, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$441,653	$3,502	$(117)	$445,038
Corporate bonds	120,991	1,478	(20)	122,449
Municipal variable rate demand notes	15,685	—	(1)	15,684
U.S. agency securities	72,531	615	(32)	73,114
U.S. government securities	7,533	76	—	7,609
Non-U.S. government securities	5,091	—	(11)	5,080

Total	$663,484	$5,671	$(181)	$668,974

The following table presents the gross unrealized losses and estimated fair value of the Company’s investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 27, 2010 (in thousands):

	June 27, 2010
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

Each of the securities in the above tables generally has an investment grade rating and is an unrealized loss position solely due to interest rate changes, sector credit rating changes or company-specific rating changes. The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be “other than temporary” on a periodic basis. It considers such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated recovery in market value. The Company considers the declines in the above securities to be temporary in nature, and, accordingly, does not consider these securities to be impaired as of June 26, 2011.

The contractual maturities of marketable investments at June 26, 2011 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$149,533	$245,865	$—	$—	$395,398
Corporate bonds	79,127	130,311	—	—	209,438
Municipal variable rate demand notes	—	—	—	295	295
U.S. agency securities	9,262	58,787	—	—	68,049
Certificates of deposit	5,011	5,004	—	—	10,015
Commercial paper	4,999	—	—	—	4,999
Non-U.S. government securities	5,000	2,005	—	—	7,005

Total	$252,932	$441,972	$—	$295	$695,199

Note 6 – Fair Value of Financial Instruments

Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and market income models. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas, unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of June 26, 2011, financial assets utilizing Level 1 inputs included money market funds and investments traded on active securities exchanges. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds and variable rate demand notes, and U.S. agency securities. Level 2 assets are valued using a third-party pricing services consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company does not have any significant financial assets requiring the use of Level 3 inputs. There were no transfers between Level 1 and Level 2 during the year ended June 26, 2011.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy and using the lowest level of input (in thousands):

	Financial Instruments Carried at Fair Value as of June 26, 2011
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$7,386	$—	$—	$7,386

Total cash equivalents	7,386	—	—	7,386
Short-term investments
Municipal bonds	—	395,398	—	$395,398
Corporate bonds	—	209,438	—	209,438
Municipal variable rate demand notes	—	295	—	295
U.S. agency securities	—	68,049	—	68,049
Certificates of deposit	—	10,015	—	10,015
Commercial paper	—	4,999	—	4,999
Non-U.S. government securities	—	7,005	—	7,005

Total short-term investments	—	695,199	—	695,199

Total assets	$7,386	$695,199	$—	$702,585

The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses from the sale of investments are included in “Gain on sale of investments, net” and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be “other-than-temporary.”

Note 7 – Intangible Assets and Goodwill

Intangible Assets

The following table reflects the components of intangible assets (in thousands):

	June 26, 2011	June 27, 2010
Customer relationships	$52,620	$52,620
Developed technology	51,860	51,860
Patent and license rights	83,884	71,762

	$188,364	$176,242
Accumulated amortization	(85,504)	(70,133)

Intangible assets, net	$102,860	$106,109

The Company invested $12.8 million, $9.3 million and $8.7 million for the years ended June 26, 2011, June 27, 2010 and June 28, 2009, respectively for patent and license rights.

Total amortization of intangible assets used in continuing operations totaled $15.5 million, $16.3 million and $19.9 million for the years ended June 26, 2011, June 27, 2010 and June 28, 2009, respectively. For the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009, the Company recorded $0.5 million, $0.2 million and $0.5 million, respectively, in impairment charges related to its patent portfolio.

Future amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 24, 2012	$14,026
June 30, 2013	13,084
June 29, 2014	10,931
June 28, 2015	7,868
June 26, 2016	7,686
Thereafter	49,265

$102,860

Goodwill

Goodwill increased from approximately $313.0 million at June 27, 2010 to approximately $326.2 million at June 26, 2011 due to the contingent consideration payment related to the acquisition of LLF. There were no impairments of goodwill recorded for the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009.

Note 8 - Discontinued Operations

During fiscal 2006, the Company discontinued the operations of its silicon-based RF and microwave semiconductor business conducted by its Cree Microwave subsidiary, located in Sunnyvale, California. Accordingly, the Company reported the operating results for the Cree Microwave silicon-based RF and microwave business for the years ended June 29, 2008, June 24, 2007 and June 25, 2006, and the related assets and liabilities on the Consolidated Balance Sheets at June 29, 2008 and June 24, 2007 as a discontinued operation.

During the fourth quarter of fiscal 2009 the Company negotiated the termination of its operating lease associated with the Sunnyvale facility. The Company had remained liable for the operating lease expenses of the Sunnyvale facility through November 2011. The termination resulted in a one-time net after-tax loss, which is included in the net loss from discontinued operations in the accompanying fiscal 2009 financial statements.

Note 9 – Shareholders’ Equity

In September 2009, the Company issued and sold 12.65 million shares of its common stock, with net proceeds of approximately $434.0 million.

As of June 26, 2011, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 16, 2011 through the expiration of the program, as authorized by the Board of Directors and extended through June 24, 2012. During the fiscal year ended June 26, 2011 no shares were repurchased under the program. During the fiscal year ended June 28, 2009, the Company repurchased approximately 0.1 million shares at an average price of $21.18 per share with an aggregate value of approximately $2.7 million. Since the inception of the predecessor stock repurchase program in January 2001, the Company has repurchased 9.8 million shares of its common stock at an average price of $19.74 per share with an aggregate value of $193.5 million. The Company expects to use available cash to finance any purchases under the current program. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of the Company’s management. The Company will continue to determine the time and extent of any repurchases based on its evaluation of market conditions and other factors.

On May 29, 2002, the Company’s Board of Directors adopted a shareholders’ rights plan, pursuant to which stock purchase rights were distributed to shareholders at a rate of one right with respect to each share of common stock held of record as of June 10, 2002. Subsequently issued shares of common stock also carry stock purchase rights under the plan. The rights plan is designed to enhance the Board’s ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. Unless terminated by the Board, the rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combinations involving the Company. The shareholders’ rights plan includes a review mechanism requiring the independent members of the Company’s Board of Directors to review and evaluate the plan at least every three years to consider whether the maintenance of the plan continues to be in the best interests of the Company and its shareholders and to communicate their conclusion to the Board. The Board of Directors has delegated this responsibility to the Governance and Nominations Committee, which is composed of all independent directors of the Board. In April 2011, the Governance and Nominations Committee recommended to the Board of Directors that plan not be modified and the Board accepted the recommendation.

At June 26, 2011, the Company had reserved a total of approximately 12.9 million shares of its common stock and 0.1 million shares of its Series A preferred stock for future issuance as follows (in thousands):

Number of Shares
For exercise of outstanding common stock options	6,467
For vesting of outstanding stock units	24
For future equity awards under 2004 Long-Term Incentive Compensation Plan	5,830
For future issuance under the Non-Employee Director Stock Compensation and Deferral Program	100
For future issuance to employees under the 2005 Employee Stock Purchase Plan	496

Total common shares reserved	12,917

Series A preferred stock reserved for exercise of rights issued under shareholders’ rights plan	100

Note 10 – Earnings Per Share

The following presents the computation of basic earnings per share (in thousands, except per share amounts):

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Basic:
Net income	$146,500	$152,290	$30,325

Weighted average common shares	108,522	102,371	88,263

Basic earnings per share	$1.35	$1.49	$0.34

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Diluted:
Net income	$146,500	$152,290	$30,325

Weighted average common shares - basic	108,522	102,371	88,263
Dilutive effect of stock options, unvested shares and ESPP purchase rights	1,513	2,327	818

Weighted average common shares - diluted	110,035	104,698	89,081

Diluted earnings per share	$1.33	$1.45	$0.34

Potential common shares that have the effect of increasing diluted earnings per share are considered to be antidilutive and as such, these shares are not included in calculating diluted earnings per share. As of June 26, 2011, June 27, 2010 and June 28, 2009, there were 2.0 million, 0.4 million and 7.0 million, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

Note 11 – Stock-Based Compensation

Overview of Employee Stock-Based Compensation Plans

The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. In addition, the Company has one plan that has been terminated as to future grants, but under which options are currently outstanding. The Company also assumed options that were initially granted pursuant to plans adopted by companies acquired by the Company. The Company’s plans are as follows:

2004 Long-Term Incentive Compensation Plan - This plan provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units and performance units. Currently, this is the only plan under which awards can be granted. As approved by the Company’s shareholders on November 4, 2004, the plan authorized issuance of up to 1,200,000 shares of common stock plus the number of shares then authorized for issuance under the Company’s Equity Compensation Plan and not thereafter used for awards. The Company’s shareholders have approved amendments increasing the shares authorized for issuance under the plan as follows:

Date of Amendment	Additional Shares Authorized
November 3, 2005	2,000,000
November 1, 2007	2,000,000
October 30, 2008	3,000,000
October 29, 2009	3,000,000
October 26, 2010	3,000,000

Awards issued under the plan to date include non-qualified stock options, restricted stock and performance units.

Equity Compensation Plan - This plan provided for grants in both the form of incentive stock options and nonqualified stock options to eligible employees and directors. The plan was terminated as to future grants in November 2004.

The Company also has an Employee Stock Purchase Plan (the “2005 ESPP”) that provides employees with the opportunity to purchase common stock through payroll deductions. The Company established its original ESPP in 1999 and terminated it on October 31, 2005. As approved by the Company’s shareholders on November 3, 2005, the 2005 ESPP authorized issuance of up to 600,000 shares of common stock. On October 30, 2008, the Company’s shareholders approved an amendment to the 2005 ESPP, increasing the shares authorized for issuance under the plan by an additional 900,000 shares. Under the 2005 ESPP, the purchase price is reduced by 15% of the fair market value of common stock on the purchase date. The 2005 ESPP also limits employee contributions to 15% of each employee’s compensation (as defined in the plan). Participation periods have a six month duration beginning in May and November of each year.

Stock Option Awards

The following table summarizes option activity as of June 26, 2011 and changes during the fiscal year then ended (total and shares in thousands):

	Number of Shares	Weighted- Average Exercise price	Weighted Average Remaining Contractual Term	Total Intrinsic Value
Outstanding at June 27, 2010	5,638	$31.23
Granted	2,374	55.23
Exercised	(1,244)	27.64
Forfeited or expired	(301)	56.39

Outstanding at June 26, 2011	6,467	$39.56	4.88	$21,341

Vested and expected to vest at June 26, 2011	6,348	$39.34	4.86	$21,318
Exercisable at June 26, 2011	2,093	$28.52	3.50	$14,637

The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on June 24, 2011 (the last trading day of fiscal 2011) of $33.96 and the exercise price for in-the-money options that would have been received by the holders if all instruments had been exercised on June 26, 2011. As of June 26, 2011, there was $53.9 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.63 years.

The following table summarizes information about stock options outstanding and exercisable at June 26, 2011 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Wgtd. Avg. Remaining Contractual Life (Years)	Wgtd. Avg. Exercise Price	Number	Wgtd. Avg. Exercise Price
$ 0.01 to $25.47	1,388	3.55	$21.52	848	$20.82
25.53 to 35.35	904	3.02	29.46	696	28.95
35.89 to 35.89	1,674	5.15	35.89	447	35.89
37.57 to 55.30	2,227	6.15	54.29	48	46.29
55.30 to 75.55	274	5.86	66.99	54	67.10

Total	6,467	4.88	$39.56	2,093	$28.52

Other information pertaining to stock-based awards of options is as follows (in thousands, except per share data):

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Weighted average grant date fair value per share of options	$22.83	$14.58	$9.29
Total intrinsic value of options exercised	$40,042	$118,162	$11,906

Restricted Stock Awards

A summary of non-vested shares of restricted stock and stock unit awards (“RSAs” and “RSUs”) outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of June 26, 2011 and changes during the year then ended is as follows (in thousands, except per share data):

	Number of Shares/Units	Weighted-Average Grant-Date Fair Value
Nonvested at June 27, 2010	418	$28.68
Granted	255	54.18
Vested	(150)	28.38
Forfeited	(14)	52.55

Nonvested at June 26, 2011	509	$40.87

As of June 26, 2011, there was $15.2 million of unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted average period of 2.8 years.

Stock-Based Compensation Valuation and Expense

The Company accounts for its employee stock-based compensation plan using the fair value method. The fair value method requires the Company to estimate the grant date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term.

To estimate the fair value of the Company’s stock option awards the Company currently uses the Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company’s financial statements.

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

Total stock-based compensation expense was as follows (in thousands):

	Fiscal Years Ended
Income Statement Classification	June 26, 2011	June 27, 2010	June 28, 2009
Cost of goods sold	$5,454	$3,091	$4,250
Research and development	8,388	5,040	5,267
Sales, general and administrative	24,398	15,936	11,595

Total operating expenses	32,786	20,976	16,862

Total	$38,240	$24,067	$21,112

The weighted average assumptions used to value stock option grants were as follows:

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Stock Option Grants:
Risk-free interest rate	0.95%	1.76%	2.68%
Expected life, in years	3.5	3.7	4.0
Expected volatility	56.7%	48.4%	49.7%
Dividend Yield	—	—	—

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

Note 12 – Income Taxes

The following are the components of income from continuing operations before income taxes (in thousands):

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Domestic	$110,959	$153,848	$811
Foreign	67,268	51,624	38,856

Total	$178,227	$205,472	$39,667

The following are the components of income tax expense from continuing operations (in thousands):

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Current:
Federal	$31,503	$45,005	$12,363
Foreign	13,796	12,963	6,605
State	2,736	6,260	811

Total Current	48,035	64,228	19,779

Deferred:
Federal	(5,008)	(8,180)	(6,831)
Foreign	(10,825)	(2,837)	(3,209)
State	(475)	(29)	(722)

Total Deferred	(16,308)	(11,046)	(10,762)

Income tax expense	$31,727	$53,182	$9,017

Actual income tax expense from continuing operations differed from the amount computed by applying the U.S. federal tax rate of 35% to pre-tax earnings from continuing operations as a result of the following (in thousands, except percentages):

	Fiscal Years Ended
	June 26, 2011	% of Income		June 27, 2010	% of Income		June 28, 2009	% of Income
Federal income tax provision at statutory rate	$62,378		35%	$71,916		35%	$13,883		35%
Increase (decrease) in income tax expense resulting from:
State tax provision, net of federal benefit	2,169		1%	4,135		2%	88		0%
Tax exempt interest	(1,646)	–	1%	(1,089)	–	1%	(669)	–	2%
Exam settlements	—		0%	1,645		1%	494		1%
48C investment tax credit	(4,023)	–	2%	(1,401)	–	1%	—		0%
Increase (decrease) in tax reserve	(2,175)	–	1%	(3,462)	–	2%	4,720		12%
Research and development credits	(3,619)	–	2%	(1,092)	–	1%	(580)	–	1%
Qualified production activities deduction	(2,714)	–	1%	(3,945)	–	2%	(560)	–	1%
Statutory rate differences	(16,117)	–	9%	(14,939)	–	7%	(8,249)	–	21%
Effect of tax rate change	(2,998)	–	2%	(707)		0%	(202)	–	1%
Other	472		0%	2,121		1%	92		0%

Income tax expense	$31,727		18%	$53,182		26%	$9,017		23%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	June 26, 2011	June 27, 2010
Deferred tax assets:
Compensation	$1,494	$5,067
Inventory	10,132	3,204
Sales return reserve and allowance for bad debts	4,160	8,151
Federal and state net operating loss carryforwards	1,010	532
State credits	3,688	480
48C investment tax credits	11,176	—
Investments	970	976
Stock-based compensation	16,731	10,109
Other	2,071	—
Deferred revenue	—	1,921

Total gross deferred assets	51,432	30,440
Less valuation allowance	(1,620)	(1,437)

Deferred tax assets, net	49,812	29,003
Deferred tax liabilities:
Property and equipment	(19,590)	(17,643)
Intangible assets	(29,952)	(28,810)
Available-for-sale securities	(2,629)	(2,072)
Prepaid taxes and other	(890)	(1,053)

Total gross deferred liability	(53,061)	(49,578)

Deferred tax liability, net	$(3,249)	$(20,575)

The components giving rise to the net deferred tax assets (liabilities) have been included in the accompanying Consolidated Balance Sheet as follows (in thousands):

	As of June 26, 2011
	Asset			Liabilities
	Current	Noncurrent		Current	Noncurrent
U.S. federal income taxes	$10,072	$—		$—	$(21,902)
Hong Kong and other income taxes	7,785	796	*	—	—

	$17,857	$796		$—	$(21,902)

*	This amount is included in Other Assets on the Consolidated Balance Sheets.

	As of June 27, 2010
	Asset		Liabilities
	Current	Noncurrent	Current	Noncurrent
U.S. federal income taxes	$18,258	$—	$—	$(38,058)
Hong Kong and other income taxes	565	—	—	(1,340)

	$18,823	$—	$—	$(39,398)

As of June 26, 2011 the Company has approximately $10.7 million of state net operating loss carryovers against which a full valuation allowance has been recorded. Furthermore, the Company has approximately $0.8 million of alternative minimum tax credits carryforwards that relate to excess stock option benefits which, if and when realized, will credit additional paid in capital. Additionally, the Company has $5.7 million of state income tax credit carryforwards. The state net operating loss carryovers will begin to expire in fiscal 2015 and the state income tax credit carryforwards will begin to expire in fiscal 2016.

During fiscal 2010, the Company was notified by the Internal Revenue Service that it had been allocated $39 million of federal tax credits as part of the American Recovery and Reinvestment Act of 2009 (Internal Revenue Section 48C). This $39 million allocation was based upon the Company projecting that it would put into service approximately $130 million of qualified equipment into its United States manufacturing locations over the next three years. During fiscal 2010 and 2011 the Company has generated $10.8 and $23.7 million of 48C credit, respectively. The tax benefit (net of related basis adjustments) will be amortized into income over the useful life (5 years) of the underlying equipment that was placed in service to generate these credits. As of June 26, 2011, the Company has recognized an income tax benefit of $4.0 million related to the credits generated to date.

Effective with the beginning of the first quarter of fiscal 2008, the Company adopted the provisions of FASB Accounting Standards Codification Topic 740, “Income Taxes” (ASC 740). ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement.

During fiscal 2011, the Company recognized a net decrease in total unrecognized tax benefits of $0.6 million comprised of a decrease of $1.4 million related to Hong Kong statute expirations, offset with an increase of $0.8 million related to prior year tax positions. As a result, the total amount of unrecognized tax benefits as of June 26, 2011 is $7.0 million. Of the $7.0 million total unrecognized tax benefits, $7.0 million represents tax positions that, if recognized, would impact the effective tax rate. Although timing of the resolution and/or closure on audits is highly uncertain, the Company believes it is reasonably possible that approximately $2.6 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute expirations.

The following is a tabular reconciliation of the Company’s change in uncertain tax positions under ASC 740 (in thousands):

	June 26, 2011	June 27, 2010
Beginning Balance	$7,602	$10,878
Increases related to current year tax positions	—	—
Increases related to prior year tax positions	741	72
Decreases related to prior year tax positions	—	—
Expiration of statute of limitations for assessment of taxes	(1,356)	(427)
Settlement of tax positions	—	(2,921)

Ending Balance	$6,987	$7,602

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the Consolidated Statements of Income. As of June 26, 2011, the Company accrued $137 thousand for the payment of interest related to unrecognized tax benefits.

The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to examinations for fiscal years ended June 29, 2008 and prior. For foreign purposes, the Company is no longer subject to examination for tax periods 2000 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment. For U.S. state tax returns the Company is generally no longer subject to tax examinations for fiscal years prior to 2008. The Company is currently under examination by the Internal Revenue Service for fiscal 2009. The Company is also currently under inquiry by the Hong Kong Inland Revenue Department for fiscal 2008 and fiscal 2009.

The Company previously established a valuation allowance for state income tax losses and foreign tax losses, as well as unrealized losses on certain securities, as the Company believed that it was more likely than not that the tax benefits of the items would not be realized. During fiscal 2011, the valuation allowance increased by $0.2 million. This increase was comprised of a $0.2 million increase for state income tax credits and state net operating losses generated in certain tax jurisdictions. Based on all available evidence, the Company believes it will not realize the benefits attributable to the state income tax credits and net operating losses prior to their expiration. This $0.2 million increase was offset by a corresponding increase in the deferred tax asset.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of June 26, 2011, U.S. income taxes were not provided for on a cumulative total of approximately $186.0 million of undistributed earnings for certain non-U.S. subsidiaries, as the Company currently intends to reinvest these earnings in these foreign operations indefinitely. Determination of the amount of any deferred tax liability on these undistributed earnings is not practicable.

During fiscal 2011, it was determined that the Company was no longer eligible for the previously disclosed China tax holiday with respect to its new chip manufacturing operations. As such, the deferred tax asset has been revalued at the 25% China statutory rate, resulting in an income tax benefit in the amount $0.7 million.

Effective the third quarter of fiscal 2011, the Company no longer qualifies for a 15% tax rate with respect to its historic manufacturing facility in China. As such, the deferred tax asset has been revalued at the 25% China statutory rate, resulting in an income tax benefit in the amount of $2.3 million.

During fiscal 2011, the Company was awarded a tax holiday in Malaysia with respect to its manufacturing and distribution operations. As a result of this arrangement, which allows for 0% tax for 10 years starting in fiscal 2011, our net income increased by $1.8 million ($0.02 per basic and diluted share).

Note 13 – Commitments and Contingencies

Warranties

The following table summarizes the changes in the Company’s product warranty liabilities (in thousands):

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Balance at beginning of period	$1,308	$662	$138
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties	1,448	893	564
Expenditures	(521)	(247)	(40)

Balance at end of period	$2,235	$1,308	$662

Product warranties are provided for at the time the Company recognizes revenue. The warranty periods range from ninety (90) days to seven years. The Company estimates these warranty liabilities as a percentage of revenue, based on historical knowledge of warranty costs and expected future warranty costs. If actual product failure rates materially differ from these estimates, revisions to the estimated warranty liability would be required. The Company evaluates its warranty reserve on a quarterly basis.

Lease Commitments

The Company leases certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through November 2015. All of the lease agreements provide for rental adjustments for increases in base rent over the term of the lease. The Company records net rent expense on a straight-line basis over the life of the lease. Rent expense associated with these operating leases totaled approximately $3.0 million, $2.7 million and $2.3 million for each of the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009, respectively. Sublease income was approximately $0.0, $0.0 million and $0.7 million for the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009, respectively. Also, the agreements may require that the Company pay property taxes and general property maintenance in addition to the minimum rental payments. Future minimum rental payments as of June 26, 2011 (under leases currently in effect) are as follows, (in thousands):

Fiscal Years Ending	Minimum Rental Amount
June 24, 2012	$2,664
June 30, 2013	1,879
June 29, 2014	1,576
June 28, 2015	1,456
June 26, 2016	335
Thereafter	—

Total	$7,910

Litigation

The Company is currently a party to various legal proceedings, including certain of the proceedings noted in this section. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company’s financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in matters for which injunctive relief or other conduct remedies are sought, an injunction prohibiting us from selling one or more products at all or in particular ways. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on the Company’s business, results of operation, financial position, and overall trends. Except as may be otherwise indicated, the outcomes in these matters are not reasonably estimable.

Cree, Inc. v. SemiLEDs Corporation and Helios Crew Corp.

The Company is the plaintiff in an action against defendants SemiLEDs Corporation and its subsidiary, Helios Crew Corp., pending in the U.S. District Court for the District of Delaware. The action was commenced by the filing of a complaint on October 8, 2010. The complaint alleges the defendants are infringing three U.S. patents owned by the Company. The three patents are No. 7,737,459 entitled “High Output Group III Nitride Light Emitting Diodes,” No. 7,211,833 entitled “Light Emitting Diodes Including Barrier Layers/Sublayers” and No. 7,611,915, entitled “Methods for Manufacturing Light Emitting Diodes Including Barrier Layers/Sublayers.” The suit seeks monetary damages and an injunction against future infringements. The defendants filed an answer and counterclaims in which they deny any infringement and assert, among other defenses, that the patents are invalid. The counterclaims seek a declaratory judgment that the defendants have not infringed the patents and that the patents are invalid. On March 16, 2011, the court allowed the Company to add claims for infringement of three additional U.S. patents owned by the Company: No. 6,657,236 entitled “Enhanced Light Extraction in LEDS Through the Use of Internal and External Optical Elements”; No. 7,795,623 entitled “Light Emitting Devices Having Current Reducing Structures and Methods of Forming Light Emitting Devices Having Current Reducing Structures”; and No. 7,557,380 entitled “Light Emitting Devices Having a Reflective Bond Pad and Methods of Fabricating Light Emitting Devices Having Reflective Bond Pads. On August 15, 2011, SemiLEDs Corporation and SemiLEDs Optoelectronics Co., Ltd. filed a complaint for patent infringement against Cree, Inc. in the U.S. District Court for the District of Delaware seeking injunctive relief and damages for alleged infringement of the following three U.S. patents: No. 7,615,789 entitled “Vertical Light Emitting Diode Device Structure,” No. 7,646,033 entitled “Systems and Methods for Producing White-Light Emitting Diodes,” and No. D580,888 entitled “Light Emitting Diode Device With Electrode.”

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

The Fox Group, Inc. v. Cree, Inc.

On June 29, 2010, The Fox Group, Inc. commenced a patent infringement lawsuit against the Company by filing a complaint in the U.S. District Court for the Eastern District of Virginia. The complaint asserted that the Company is infringing U.S. Patent No. 6,534,026, entitled “Low Defect Density Silicon Carbide” (the “‘026 Patent”) and U.S. Patent No. 6,562,130, entitled “Low Defect Axially Grown Single Crystal Silicon Carbide” (the “‘130 Patent”). It alleged that the Company is infringing the patents by making, using, selling, and/or offering for sale silicon carbide substrates and products that use silicon carbide that practice the inventions claimed in the patents, and it requested a judgment against the Company for damages in an unspecified amount, an injunction against infringements, attorneys’ fees and costs. On August 30, 2010, the Company filed an answer and counterclaims in which it denied any infringement and asserted, among other defenses, that the patents are invalid and are unenforceable. The counterclaims sought a declaratory judgment that the Company has not infringed the patents and that the patents are invalid and unenforceable. On July 20, 2011, the court granted summary judgment in favor of the Company with respect to the ‘026 patent, finding that the ‘026 patent was not infringed, and dismissed as moot the Company’s counterclaims of invalidity and unenforceability with respect to the ‘026 patent. On August 8, 2011, the court granted summary judgment in favor of the Company with respect to the ‘130 Patent, finding that the ‘130 patent was invalid, dismissed as moot the Company’s counterclaims of non-infringement and unenforceability with respect to the ‘130 patent, and ordered the case closed.

Note 14 – Concentrations of Risk

Financial instruments, which may subject the Company to a concentration of risk, consist principally of short-term investments, cash equivalents, and accounts receivable. Short-term and long-term investments consist primarily of high-grade corporate debt, commercial paper, government securities and other investments at interest rates that vary by security. The Company’s cash equivalents consist primarily of money market funds. Certain bank deposits may at times be in excess of the FDIC insurance limits.

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

The Company has the following percentage of its accounts receivable due from the following customers who account for more than 10% of the consolidated balance as of each fiscal year-end:

	June 26, 2011	June 27, 2010
Arrow Electronics, Inc.	17%	19%
World Peace Industrial Co., Ltd.	12%	15%

The Company has derived its product revenue from sales to customers who represent more than 10% of consolidated revenue as follows:

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Arrow Electronics, Inc.	20%	19%	11%
World Peace Industrial Co., Ltd.	10%	11%	7%
Seoul Semiconductor Co., Ltd	3%	9%	13%

Note 15 – Retirement Savings Plan

The Company sponsors an employee benefit plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. All U.S. employees are eligible to participate under the Plan on the first day of a new fiscal month after the date of hire. Under the Plan, there is no fixed dollar amount of retirement benefits; rather, the Company matches a defined percentage of employee deferrals, and employees vest in these matching funds over time. Employees chose their investment elections from a list of available investment options. During the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009, the Company contributed approximately $3.9 million, $3.1 million and $2.7 million to the Plan, respectively. The Pension Benefit Guaranty Corporation does not insure the Plan.

Note 16 – Related Party Transactions

In July 2010 Mark Swoboda was appointed Chief Executive Officer of Intematix Corporation (Intematix). Mark Swoboda is the brother of the Company’s Chairman, Chief Executive Officer and President, Charles M. Swoboda. For a number of years the Company has purchased raw materials from Intematix and sold LED chips to Intematix pursuant to standard purchase orders in the ordinary course of business. The Company anticipates that it will continue to purchase raw materials from Intematix in the future pursuant to standard purchase orders.

During fiscal 2011, Intematix purchased $0.5 million of products from the Company pursuant to standard purchase orders. As of June 26, 2011, the Company had no outstanding receivable balance from Intematix. During fiscal 2011, the Company purchased $0.8 million of raw materials from Intematix pursuant to standard purchase orders. The Company had $0.1 million outstanding to Intematix as of June 26, 2011.

Note 17 – Geographic Information

The Company is currently organized and managed as one operating and reportable segment. The Company conducts business in several foreign countries. The following table sets forth the percentage of revenues from external customers by country:

	Revenues from External Customers
	For the Years Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
China	36%	40%	38%
United States	24%	19%	20%
Europe	14%	13%	10%
South Korea	4%	10%	15%
Japan	7%	9%	9%
Malaysia	2%	2%	3%
Taiwan	5%	4%	3%
Other	8%	3%	2%

Total	100%	100%	100%

The following table sets forth the Company’s net property and equipment by country (in thousands):

	Long-Lived Assets
	As of
	June 26, 2011	June 27, 2010
United States	$402,783	$295,593
China	143,846	116,280
Malaysia	9,300	7,853

Total	$555,929	$419,726

The Company attributes revenues from external customers to individual countries based on the location to which the Company’s products are shipped.

Note 18 – Quarterly Results of Operations - Unaudited

The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 26, 2011 and June 27, 2010 (in thousands, except per share data):

	September 26, 2010	December 26, 2010	March 27, 2011	June 26, 2011	Fiscal Year 2011
Total revenue	$268,437	$256,983	$219,168	$243,027	$987,615
Total cost of revenue	137,908	135,837	127,773	150,324	551,842
Total gross profit	130,529	121,146	91,395	92,703	435,773
Net income	58,036	49,775	18,881	19,808	146,500
Earnings per share:
Basic	$0.54	$0.46	$0.17	$0.18	$1.35
Diluted	$0.53	$0.45	$0.17	$0.18	$1.33

	September 27, 2009	December 27, 2009	March 28, 2010	June 27, 2010	Fiscal Year 2010
Total revenue	$169,130	$199,475	$234,083	$264,599	$867,287
Total cost of revenue	95,352	105,405	121,877	133,546	456,180
Total gross profit	73,778	94,070	112,206	131,053	411,107
Net income	21,026	33,786	44,630	52,848	152,290
Earnings per share:
Basic	$0.23	$0.32	$0.42	$0.49	$1.49
Diluted	$0.23	$0.32	$0.41	$0.48	$1.45

Note 19 – Subsequent Event

On August 17, 2011, the Company entered into a Stock Purchase Agreement with all of the shareholders of Ruud Lighting, Inc. (Ruud). Pursuant to the terms of the Stock Purchase Agreement and concurrently with the execution of the Stock Purchase Agreement, the Company acquired all of the outstanding share capital of Ruud in exchange for consideration consisting of 6,074,833 shares of the Company’s common stock and $372.2 million cash, subject to certain post-closing adjustments. In connection with the stock purchase transaction with Ruud, the Company paid off Ruud’s outstanding debt in the aggregate amount of approximately $85 million.

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

Changes to Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of June 26, 2011.

The effectiveness of our internal control over financial reporting as of June 26, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cree, Inc.

We have audited Cree, Inc.’s internal control over financial reporting as of June 26, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cree, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cree, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 26, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cree, Inc. as of June 26, 2011 and June 27, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 26, 2011 of Cree, Inc. and our report dated August 17, 2011 expressed an unqualified opinion thereon.

Raleigh, North Carolina                                                                                                           Ernst & Young LLP

August 17, 2011

Item 9B. Other Information

Not applicable.

PART III

Certain information called for in Items 10, 11,12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2011.

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

(a)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2	Bylaws, as amended and restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2	Rights Agreement, dated as of May 30, 2002, between the Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively (incorporated herein by reference to Exhibit 4.01 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2002)

4.3	Amendment No. 1 to Rights Agreement, dated as of October 16, 2006, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on October 16, 2006)

10.1*	2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.2*	Equity Compensation Plan, as amended and restated August 5, 2002 (terminated as to future grants dated November 4, 2004) (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement filed on Schedule TO, as filed with the Securities and Exchange Commission on February 14, 2003)

10.3*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.4*	Addendum to Form of Master Stock Option Award Agreement Terms and Conditions for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.5*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.6*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.7*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.8*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarterly period ended September 25, 2005, as filed with the Securities and Exchange Commission on October 26, 2005)

10.9*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.10*	Fiscal 2011 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.11*	Schedule of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.12*	Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.13*	Amendment One to Non-Employee Director Stock Compensation and Deferral Program (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.14*	Charles Swoboda Employment Agreement, as amended and restated effective August 21, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.15*	Notice of Grant to Charles M. Swoboda, dated August 16, 2010 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.16*	Master Performance Unit Award Agreement, dated August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.17*	Notice of Grant to John T. Kurtzweil, dated August 16, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.18*	Master Performance Unit Award Agreement, dated August 16, 2010, between Cree, Inc. and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.19*	Notice of Grant to Stephen D. Kelley, dated August 16, 2010 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.20*	Master Performance Unit Award Agreement, dated August 16, 2010, between Cree, Inc. and Stephen D. Kelley (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.21*	Cree, Inc. Severance Plan for Section 16 Officers (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.22*	Executive Change in Control Agreement, effective August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.23*	Executive Change in Control Agreement, effective August 18, 2008, between Cree, Inc. and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on

Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.24*	Executive Change in Control Agreement, effective August 19, 2008, between Cree, Inc. and Stephen D. Kelley (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.25*	Form of Cree, Inc. Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cree Inc.’s Annual Report on Form 10-K for the fiscal year ended June 26, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements(a)

*	Management contract or compensatory plan
(a)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREE, INC.
Date: August 17, 2011

By:	/s/ CHARLES M. SWOBODA
Charles M. Swoboda
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES M. SWOBODA Charles M. Swoboda	Chairman, Chief Executive Officer, and President	August 17, 2011

/s/ JOHN T. KURTZWEIL John T. Kurtzweil	Executive Vice President, Chief Financial Officer and Treasurer	August 17, 2011

/s/ CLYDE R. HOSEIN Clyde R. Hosein	Director	August 17, 2011

/s/ ROBERT A. INGRAM Robert A. Ingram	Director	August 17, 2011

/s/ FRANCO PLASTINA Franco Plastina	Director	August 17, 2011

/s/ ROBERT L. TILLMAN Robert L. Tillman	Director	August 17, 2011

/s/ DOLPH W. VON ARX Dolph W. von Arx	Director	August 17, 2011

/s/ HARVEY A. WAGNER Harvey A. Wagner	Director	August 17, 2011

/s/ THOMAS H. WERNER Thomas H. Werner	Director	August 17, 2011

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2	Bylaws, as amended and restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2	Rights Agreement, dated as of May 30, 2002, between the Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits B and C, respectively (incorporated herein by reference to Exhibit 4.01 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2002)

4.3	Amendment No. 1 to Rights Agreement, dated as of October 16, 2006, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on October 16, 2006)

10.1*	2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.2*	Equity Compensation Plan, as amended and restated August 5, 2002 (terminated as to future grants dated November 4, 2004) (incorporated herein by reference to Exhibit 99(d)(1) to the Company’s Tender Offer Statement filed on Schedule TO, as filed with the Securities and Exchange Commission on February 14, 2003)

10.3*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.4*	Addendum to Form of Master Stock Option Award Agreement Terms and Conditions for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.5*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options to Employees (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 1, 2004, as filed with the Securities and Exchange Commission on October 7, 2004)

10.6*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.7*	Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.8*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarterly period ended September 25, 2005, as filed with the Securities and Exchange Commission on October 26, 2005)

10.9*	Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.10*	Fiscal 2011 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.11*	Schedule of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.12*	Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.13*	Amendment One to Non-Employee Director Stock Compensation and Deferral Program (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.14*	Charles Swoboda Employment Agreement, as amended and restated effective August 21, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 20, 2007, as filed with the Securities and Exchange Commission on August 24, 2007)

10.15*	Notice of Grant to Charles M. Swoboda, dated August 16, 2010 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.16*	Master Performance Unit Award Agreement, dated August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.17*	Notice of Grant to John T. Kurtzweil, dated August 16, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.18*	Master Performance Unit Award Agreement, dated August 16, 2010, between Cree, Inc. and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.19*	Notice of Grant to Stephen D. Kelley, dated August 16, 2010 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.20*	Master Performance Unit Award Agreement, dated August 16, 2010, between Cree, Inc. and Stephen D. Kelley (incorporated herein by reference to Exhibit 10.6 to the

Company’s Current Report on Form 8-K, dated August 16, 2010, as filed with the Securities and Exchange Commission on August 19, 2010)

10.21*	Cree, Inc. Severance Plan for Section 16 Officers (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.22*	Executive Change in Control Agreement, effective August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.23*	Executive Change in Control Agreement, effective August 18, 2008, between Cree, Inc. and John T. Kurtzweil (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.24*	Executive Change in Control Agreement, effective August 19, 2008, between Cree, Inc. and Stephen D. Kelley (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.25*	Form of Cree, Inc. Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cree Inc.’s Annual Report on Form 10-K for the fiscal year ended June 26, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements(a)

*	Management contract or compensatory plan
(a)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.