Form 10-Q
period 2011-09-25
CREE INC
filed 2011-10-20
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2011
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 12, 2011, was 115,940,496.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended September 25, 2011

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
CONSOLIDATED BALANCE SHEETS

	September 25, 2011	June 26, 2011
	(unaudited)
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$139,173	$390,598
Short-term investments	493,055	695,199
Total cash, cash equivalents, and short-term investments	632,228	1,085,797
Accounts receivable, net	165,694	118,469
Income tax receivable	1,655	6,796
Inventories	203,625	176,482
Deferred income taxes	18,615	17,857
Prepaid expenses and other current assets	58,855	51,494
Total current assets	1,080,672	1,456,895
Property and equipment, net	606,856	555,929
Intangible assets, net	390,501	102,860
Goodwill	613,843	326,178
Other assets	5,460	4,860
Total assets	$2,697,332	$2,446,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$74,122	$76,593
Accrued salaries and wages	25,705	18,491
Income taxes payable	12,576	15,493
Other current liabilities	39,975	29,739
Total current liabilities	152,378	140,316
Long-term liabilities:
Deferred income taxes	21,902	21,902
Other long-term liabilities	25,015	22,940
Total long-term liabilities	46,917	44,842
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 25, 2011 and June 26, 2011; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 25, 2011 and June 26, 2011; 115,939 and 109,607 shares issued and outstanding at September 25, 2011 and June 26, 2011, respectively	144	136
Additional paid-in-capital	1,817,748	1,593,530
Accumulated other comprehensive income, net of taxes	12,519	13,091
Retained earnings	667,626	654,807
Total shareholders’ equity	2,498,037	2,261,564
Total liabilities and shareholders’ equity	$2,697,332	$2,446,722
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 25, 2011	September 26, 2010
	(Thousands, except per share amounts)
Revenue, net	$268,980	$268,437
Cost of revenue, net	170,952	137,908
Gross profit	98,028	130,529
Operating expenses:
Research and development	34,402	24,732
Sales, general and administrative	45,539	29,202
Amortization of acquisition related intangibles	3,925	2,706
Loss on disposal or impairment of long-lived assets	775	472
Total operating expenses	84,641	57,112
Operating income	13,387	73,417
Non-operating income:
Other non-operating income (loss), net	974	(62)
Interest income, net	1,969	2,016
Income from operations before income taxes	16,330	75,371
Income tax expense	3,511	17,335
Net income	$12,819	$58,036
Earnings per share:
Basic net income per share	$0.11	$0.54
Diluted net income per share	$0.11	$0.53
Shares used in per share calculation:
Basic	111,866	107,701
Diluted	112,543	109,617
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	September 25, 2011	September 26, 2010
	(Thousands)
Cash flows from operating activities:
Net income	$12,819	$58,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,128	24,396
Stock-based compensation	11,440	8,004
Excess tax benefit from share-based payment arrangements	(261)	(2,974)
Loss on disposal or impairment of long-lived assets	775	472
Amortization of premium/discount on investments	1,922	3,759
Changes in operating assets and liabilities:
Accounts receivable	(21,725)	(5,378)
Inventories	12,431	(13,527)
Prepaid expenses and other assets	1,811	434
Accounts payable, trade	(13,708)	15,186
Accrued salaries and wages and other liabilities	4,013	110
Net cash provided by operating activities	41,645	88,518
Cash flows from investing activities:
Purchases of property and equipment	(33,962)	(61,649)
Purchases of investments	(80,874)	(117,114)
Proceeds from maturities of investments	42,590	67,571
Proceeds from sale of property and equipment	2	1
Proceeds from sale of available-for-sale investments	236,518	30,061
Purchase of Ruud Lighting, net of cash acquired	(456,008)	—
Purchases of patent and licensing rights	(4,159)	(2,072)
Net cash used in investing activities	(295,893)	(83,202)
Cash flows from financing activities:
Net proceeds from issuance of common stock	2,094	6,690
Excess tax benefit from share-based payment arrangements	261	2,974
Net cash provided by financing activities	2,355	9,664
Effects of foreign exchange changes on cash and cash equivalents	468	172
Net increase (decrease) in cash and cash equivalents	(251,425)	15,152
Cash and cash equivalents:
Beginning of period	390,598	397,431
End of period	$139,173	$412,583
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation and Changes in Significant Accounting Policies
Overview

Cree, Inc. (the "Company") is a leading innovator of lighting-class light emitting diode (LED) products, lighting products and semiconductor products for power and radio-frequency (RF) applications. The Company's products are driving improvements in applications such as general illumination, video displays, automotive, electronic signs and signals, power supplies and solar inverters.

The Company develops and manufactures semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs), sapphire and other materials used for electronic and opto-electronic applications.

The Company's LED products consist of LED components, LED chips, and SiC wafers. As the Company develops and improves its LED technology and the market continues to focus on energy efficiency, the Company believes the potential market for LED lighting will continue to expand. The Company's success in selling LED products depends upon its ability to drive adoption and offer innovative products and solutions that enable its customers to succeed in the market. By driving adoption, the Company believes it can influence the growth of the market and open more opportunities for LEDs.

The Company's lighting products consist of both LED and traditional lighting systems. The Company designs, manufactures and sells lighting systems for indoor and outdoor applications, with its primary focus on LED lighting systems for the commercial and industrial markets. The Company also uses its LED systems expertise to accelerate LED adoption and expand the market for its LED components. The Company's products are marketed under numerous brands, such as Cree LED Lighting®, Ruud Lighting®, BetaLED®, e-conolight® and Kramer Lighting®.

In addition, the Company develops, manufactures and sells power and RF products, such as power and RF devices. The Company's power products are made from SiC and provide faster switching speeds than comparable silicon-based power devices. The Company's RF devices are made from SiC or GaN and produce higher power densities as compared to silicon or gallium arsenide.

The majority of the Company's products are manufactured at production facilities located in North Carolina, Wisconsin and China. The Company also uses contract manufacturers for certain aspects of its product fabrication, packaging and assembly. The Company operates research and development facilities in North Carolina, California, Wisconsin and China.

The Company currently operates its business as one reportable segment.

Basis of Presentation
The consolidated balance sheet at September 25, 2011 and the consolidated statements of income for the three months ended September 25, 2011 and September 26, 2010, and the consolidated statements of cash flows for the three months ended September 25, 2011 and September 26, 2010 (“consolidated financial statements”) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at September 25, 2011, and for all periods presented, have been made. The consolidated balance sheet at June 26, 2011 has been derived from the audited financial statements as of that date.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2011 (“fiscal 2011”). The results of operations for the period ended September 25, 2011 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 24, 2012 (“fiscal 2012”).
Certain fiscal 2011 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2012 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.
Recently Adopted Accounting Pronouncements
Fair Value Disclosures
In January 2010, the Financial Accounting Standards Board (the "FASB") issued amended standards requiring additional fair value disclosures. The amended standards require disclosures of transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as requiring gross basis disclosures for purchases, sales, issuances and settlements within the Level 3 reconciliation. Additionally, the update clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The Company adopted the new guidance in the third quarter of fiscal 2010, except for the disclosures related to purchases, sales, issuance and settlements, which was effective for the Company beginning in the first quarter of fiscal 2012. Because these new standards are related primarily to disclosures, their adoption has not had a significant impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
Presentation of Comprehensive Income
In June 2010, the FASB issued new guidance concerning the presentation of total comprehensive income and its components. Under this guidance an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will become effective for the Company beginning in the third quarter of fiscal 2012. The Company's adoption of the new accounting guidance is not expected to have a significant impact on its consolidated financial statements.
Goodwill Impairment Testing
On September 15, 2011, the FASB issued updated guidance concerning the testing of goodwill for impairment.  This guidance modifies goodwill impairment testing by allowing the inclusion of qualitative factors in the assessment of whether a two-step goodwill impairment test is necessary.   Thus, entities are no longer required to calculate the fair value of a reporting unit unless they conclude through an assessment of qualitative factors that it is more likely than not that the unit's carrying value is greater than its fair value.  When an entity's qualitative assessment reveals that goodwill impairment is more likely than not, the entity must perform the two-step goodwill impairment test.   This guidance becomes effective for the Company in the second quarter of fiscal 2012.  The Company's adoption of this guidance is not expected to have a significant impact on its consolidated financial statements.

Note 2.    Acquisitions
Acquisition of Ruud Lighting, Inc.
On August 17, 2011, the Company executed a Stock Purchase Agreement with all of the shareholders of Ruud Lighting, Inc. ("Ruud Lighting"). Pursuant to the terms of the Stock Purchase Agreement and concurrently with the execution of the Stock Purchase Agreement, the Company acquired all of the outstanding share capital of Ruud Lighting in exchange for consideration consisting of 6.1 million shares of the Company's common stock and $372.2 million cash, subject to certain post-closing adjustments. Prior to the Company completing its acquisition of Ruud Lighting, Ruud Lighting completed the re-acquisition of its e-conolight business by purchasing all of the membership interests of E-conolight LLC ("E-conolight"). Ruud Lighting previously sold its e-conolight business in March 2010 and had been providing operational services to E-conolight since that date. In connection with the stock purchase transaction with Ruud Lighting, the Company funded Ruud Lighting's re-acquisition of E-conolight and paid off Ruud Lighting's outstanding debt in the aggregate amount of approximately $85 million. The acquisition allows the Company to expand its product portfolio into outdoor LED lighting.

The acquisitions of Ruud Lighting and E-conolight have been accounted for as business combinations in accordance with ASC 805 Business Combinations and, as such, the Ruud Lighting and E-conolight assets acquired and liabilities assumed have been recorded at their respective fair values. The determination of fair value for the identifiable tangible and intangible assets acquired and liabilities assumed requires extensive use of estimates and judgments. Significant estimates and assumptions include, but are not limited to: estimating future cash flows and determining the appropriate discount rate.

The total purchase price for this acquisition is as follows (in thousands):

Cash consideration paid to stockholders	$372,235
Fair value of common stock issued by the Company (1)	211,040
Fair value of debt paid on behalf of stockholders	84,991
Total purchase price	$668,266
(1) Represents 6,074,833 shares of the Company's common stock at $34.74 per share, the closing share price on August 17, 2011. The shares are subject to certain transfer restrictions under the Stock Purchase Agreement that will generally lapse with respect to 25% of the shares held (i) at the completion of the consecutive six-month period following the date of the closing of the transaction; and, (ii) at the completion of each of the following three successive six-month periods, such that all restrictions will lapse by the second anniversary of the closing.

The Company incurred total transaction costs related to the acquisition of approximately $3.6 million, of which, $3.1 million were expensed during the first quarter of fiscal 2012 in accordance with U.S. GAAP.

The purchase price for this acquisition has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$3,081
Accounts receivable	25,698
Inventories	39,330
Property and equipment	45,946
Other assets	4,727
Total tangible assets	$118,782
Intangible assets:
Developed technology	$96,300
Customer relationships	84,820
Trade names	82,950
In-process research & development	15,050
Non-compete agreements	9,800
Goodwill	287,431
Total intangible assets	$576,351
Liabilities assumed:
Accounts payable	$12,943
Accrued expenses and liabilities	10,116
Warranty liabilities	2,600
Other long-term liabilities	1,208
Total liabilities assumed	$26,867
Net assets acquired	668,266

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available through the balance sheet date and are provisional. The Company believes that this information provides a reasonable basis for estimating the fair values but is waiting for certain additional information necessary to finalize those amounts, which includes certain post-closing working capital and related adjustments, certain vendor related pre-acquisition contingencies, a certain insurance reimbursement, potential uncertain tax positions related to foreign subsidiaries and certain litigation that existed at the closing date. Thus, the provisional measurements of fair value reflected are subject to change.

Acquired finished goods and work-in-process inventory was valued at its estimated selling price less the sum of costs of disposal and a reasonable profit allowance for the Company's selling effort and, with respect to work-in-process inventory, estimated costs to complete. This resulted in a fair value adjustment that increased finished goods inventory approximately $1.5 million. Raw material inventory has been valued at current replacement cost, resulting in a write down of approximately $0.7 million. As the Company sells the acquired inventory, its costs of revenue will reflect the increased valuation of the inventory, which will reduce the Company's gross margins until such inventory is sold.

The identifiable assets acquired as a result of the acquisition will be amortized over their respective estimated useful lives as follows (in thousands, except for years):

	Asset Amount	Estimated Life in Years
Developed technology	$96,300	7 to 10
Customer relationships	84,820	7 to 20
Trade names (indefinite lived)	81,520	-
Trade names (definite lived)	1,430	3
In-process research and development (1)	15,050	6 to 7
Non-compete agreements	9,800	5
Total identifiable assets	$288,920
(1) Initially, in-process research and development ("IPR&D") is classified as indefinite-lived assets until completion or abandonment. Therefore, amortization of IPR&D does not begin until the technological and market risk(s) no longer exist. During the interim, IPR&D intangibles are subject to annual testing for impairment or when there are indicators of impairment.

The fair value of the developed technology, IPR&D and customer relationship assets were estimated using an income approach. Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The fair value of the Ruud Lighting and e-conolight trade names were estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be paid if the Company did not own the Ruud Lighting “BetaLED” brand and had to license the Ruud Lighting and e-conolight trade names. The Company derived the hypothetical royalty income from the projected revenues of Ruud Lighting and e-conolight products.  Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.

Goodwill largely consists of geographic expansion of product sales, manufacturing and other synergies of the combined companies, and the value of the assembled workforce. The Company is currently assessing its reporting units for purposes of assessing Goodwill impairment as a result of the Ruud Lighting acquisition. This valuation is preliminary and subject to change.

As a result of the Company's U.S. tax election under Internal Revenue Code section 338(h)(10), the acquisition did not result in the recording of an opening net deferred tax position as the deferred tax asset resulting from excess tax deductible goodwill equally offsets the deferred tax liability resulting from excess book over tax basis in the underlying assets acquired.

The assets, liabilities, and operating results of Ruud Lighting have been included in the Company's consolidated financial statements from the date of acquisition.

The amounts of revenue and net income of Ruud Lighting in the Company's Consolidated Statements of Income from and including August 17, 2011 to September 25, 2011 are as follows (in thousands, except per share data):

Amounts
Revenue	$22,343
Loss from operations	(522)
Net loss	(664)
Basic net loss per share	$(0.01)
Diluted net loss per share	$(0.01)

The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the Ruud Lighting transaction occurred at the beginning of the fiscal year for the period presented (in thousands, except per share data):

	Three Months Ended
	September 25, 2011	September 26, 2010
Revenue	$299,312	$310,296
Income from operations	8,788	68,146
Net income	8,853	53,602
Earnings per share, basic	$0.08	$0.47
Earnings per share, diluted	$0.08	$0.46

The total revenue for Ruud Lighting included in the pro forma table above was $53.8 million and $47.3 million for the three months ended September 25, 2011 and September 26, 2010, respectively.

Acquisition of LED Lighting Fixtures, Inc.
On February 29, 2008 the Company acquired LED Lighting Fixtures, Inc. (“LLF”) through a wholly owned subsidiary that merged into Cree, Inc. on June 27, 2010. The Company acquired all of the outstanding share capital of LLF in exchange for total upfront consideration of $80.8 million, consisting of (1) $16.5 million in cash, (2) approximately 1.9 million shares of the Company’s common stock valued at $58.8 million, and (3) the assumption of fully vested LLF employee stock options valued at $4.5 million. The Company incurred transaction costs of approximately $1 million consisting primarily of professional fees incurred relating to attorneys, accountants and valuation advisors. Under the acquisition terms, additional consideration of up to $26.4 million would become payable to the former shareholders of LLF if defined product development targets and key employee retention measures were achieved over the three calendar years following the acquisition.
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

Note 3.    Financial Statement Details
Accounts Receivable, net
The following is a summary of the components of accounts receivable, net (in thousands):

	September 25, 2011	June 26, 2011
Billed trade receivables	$183,705	$137,799
Unbilled contract receivables	1,485	1,038
	185,190	138,837
Allowance for sales returns, discounts, and other incentives	(17,964)	(19,615)
Allowance for bad debts	(1,532)	(753)
Total accounts receivable, net	$165,694	$118,469

Inventories
The following is a summary of the components of inventories (in thousands):

	September 25, 2011	June 26, 2011
Raw material	$56,057	$38,781
Work-in-progress	78,380	74,816
Finished goods	69,188	62,885
Total inventories	$203,625	$176,482
Revenues, net
Revenues were comprised of the following product groups (in thousands, except percentages):

	Three Months Ended
	September 25, 2011	September 26, 2010
LED products	$196,778	$228,765
Percent of revenue	73%	85%
Lighting products	$51,673	$15,601
Percent of revenue	19%	6%
Power and RF products	$20,529	$24,071
Percent of revenue	8%	9%
Total revenue	$268,980	$268,437

Note 4.    Investments
Short-term investments consist of high grade municipal and corporate bonds and other debt securities. The Company classifies its marketable securities as available-for-sale. This is based upon management’s determination that the underlying cash invested in these securities is available for operations as necessary.

The following table provides a summary of marketable investments by type (in thousands):

	September 25, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$216,321	$3,462	$(1)	$219,782
Corporate bonds	171,268	1,777	(572)	172,473
Certificates of deposit	43,003	4	(2)	43,005
Commercial paper	7,146	—	—	7,146
U.S. agency securities	49,088	582	(36)	49,634
Non-U.S. government securities	1,016	—	(1)	1,015
Total	$487,842	$5,825	$(612)	$493,055

	June 26, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$391,465	$3,943	$(10)	$395,398
Corporate bonds	207,241	2,312	(115)	209,438
Certificates of deposit	10,003	12	—	10,015
Municipal variable rate demand notes	295	—	—	295
Commercial paper	4,999	—	—	4,999
U.S. agency securities	67,244	807	(2)	68,049
Non-U.S. government securities	6,986	19	—	7,005
Total	$688,233	$7,093	$(127)	$695,199
The contractual maturities of marketable investments at September 25, 2011 were as follows (in thousands):

	September 25, 2011
	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$69,171	$150,611	$—	$—	$219,782
Corporate bonds	71,676	100,797	—	—	$172,473
Certificates of deposit	38,001	5,004	—	—	$43,005
Commercial paper	7,146	—	—	—	$7,146
U.S. agency securities	10,343	39,291	—	—	$49,634
Non-U.S. government securities	—	1,015	—	—	$1,015
Total	$196,337	$296,718	$—	$—	$493,055

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

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of September 25, 2011, financial assets utilizing Level 1 inputs included money market funds and investments traded on active securities exchanges. Financial assets utilizing Level 2 inputs included certificates of deposit, corporate bonds, municipal bonds and variable rate demand notes, and U.S. agency securities. Level 2 assets are valued using a third-party pricing services consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company does not have any significant financial assets requiring the use of Level 3 inputs. There were no transfers between Level 1 and Level 2 during the three months ended September 25, 2011.
The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy and using the lowest level of input (in thousands):

	Financial Instruments Carried at Fair Value as of September 25, 2011				Financial Instruments Carried at Fair Value as of June 26, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Certificates of deposit	$—	$20,000	$—	$20,000	$—	$—	$—	$—
Money market funds	3,643	—	—	3,643	7,386	—	—	7,386
Total cash equivalents	3,643	20,000	—	23,643	7,386	—	—	7,386
Short-term investments
Municipal bonds	—	219,782	—	219,782	—	395,398	—	395,398
Corporate bonds	—	172,473	—	172,473	—	209,438	—	209,438
Municipal variable rate demand notes	—	—	—	—	—	295	—	295
Certificates of deposit	—	43,005	—	43,005	—	10,015	—	10,015
Commercial paper	—	7,146	—	7,146	—	4,999	—	4,999
U.S. agency securities	—	49,634	—	49,634	—	68,049	—	68,049
Non-U.S. government securities	—	1,015	—	1,015	—	7,005	—	7,005
Total short-term investments	—	493,055	—	493,055	—	695,199	—	695,199
Total assets	$3,643	$513,055	$—	$516,698	$7,386	$695,199	$—	$702,585

The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains from the sale of investments of approximately $1.0 million are included in “Other non-operating income, net” and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be “other-than-temporary.”
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

Note 6.    Intangible Assets
Intangible Assets, net
The following table reflects the components of intangible assets, net (in thousands):

	September 25, 2011	June 26, 2011
Customer relationships	$137,440	$52,620
Developed technology	148,160	51,860
In-process research and development	15,050	—
Non-compete agreements	9,800	—
Patent and license rights	170,767	83,884
	$481,217	$188,364
Accumulated amortization	(90,716)	(85,504)
Intangible assets, net	$390,501	$102,860
Total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, recognized during the three months ended September 25, 2011 was $5.3 million. For the three months ended September 26, 2010, total amortization expense, including amortization of acquisition related intangibles, patents and license rights was $3.8 million.
Total annual amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 24, 2012	$31,452
June 30, 2013	33,955
June 29, 2014	31,802
June 28, 2015	28,715
June 26, 2016	28,533

Goodwill
Goodwill increased by $287.7 million during the three months ended September 25, 2011 due to the acquisition of Ruud Lighting. Refer to “Note 2. Acquisitions” for the calculation of total goodwill recognized on the purchase.

Note 7.    Shareholders’ Equity
In connection with the acquisition of Ruud Lighting, the Company issued 6.1 million shares of common stock valued at approximately $211.0 million. The shares are subject to certain transfer restrictions under the Stock Purchase Agreement that will generally lapse with respect to 25% of the shares held (i) at the completion of the consecutive six-month period following the date of the closing of the transaction; and, (ii) at the completion of each of the following three successive six-month periods, such that all restrictions will lapse by the second anniversary of the closing.
As of September 25, 2011, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $200.0 million for all purchases from June 16, 2011 through the expiration of the program, as authorized by the Board of Directors and extended through June 24, 2012. During the three months ended September 25, 2011, the Company did not repurchase any shares under the repurchase program.
The following presents a summary of activity in comprehensive income, net (in thousands):

	Three Months Ended
	September 25, 2011	September 26, 2010
Net income	$12,819	$58,036
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit of $661 and $565 respectively	(1,092)	933
Currency Translation Gain	$520	$—
Comprehensive income	$12,247	$58,969

During the first quarter of fiscal 2012, approximately $1.0 million of unrealized gains were reclassified out of accumulated other comprehensive income into earnings for the period, and are included in "Other non-operating income, net" in the Consolidated Statements of Income of this Quarterly Report on Form 10-Q.

Note 8.    Earnings Per Share
The following presents the computation of basic earnings per share (in thousands, except per share data):

	Three Months Ended
	September 25, 2011	September 26, 2010
Basic:
Net income	$12,819	$58,036
Weighted average common shares	111,866	107,701
Basic earnings per share	$0.11	$0.54
The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended
	September 25, 2011	September 26, 2010
Diluted:
Net income	$12,819	$58,036
Weighted average common shares - basic	111,866	107,701
Dilutive effect of stock options, unvested shares and ESPP purchase rights	677	1,916
Weighted average common shares - diluted	112,543	109,617
Diluted earnings per share	$0.11	$0.53
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three months ended September 25, 2011, there were 5.3 million shares not included in calculating diluted earnings per share because their effect was antidilutive. For the three months ended September 26, 2010, there were 0.8 million shares not included in calculating diluted earnings per share because their effect was antidilutive.

Note 9.  Stock-Based Compensation
The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. In addition, the Company has plans that have been terminated as to future grants, but under which options are currently outstanding. The Company also has an Employee Stock Purchase Plan that provides employees with the opportunity to purchase the Company’s common stock at 15% less than the fair market value of the common stock at two designated times each year.
Stock Option Awards
The following table summarizes outstanding option awards as of September 25, 2011, and changes during the three months then ended (shares in thousands):

	Number of Shares	Weighted-Average Exercise Price
Outstanding at June 26, 2011	6,467	$39.56
Granted	2,809	30.98
Exercised	(91)	24.18
Forfeited or expired	(67)	46.45
Outstanding at September 25, 2011	9,118	$37.02

Restricted Stock and Stock Unit Awards
A summary of nonvested shares of restricted stock and stock unit awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of September 25, 2011, and changes during the three months then ended, follows (shares in thousands):

	Number of Shares/Units	Weighted- Average Grant- Date Fair Value
Nonvested at June 26, 2011	509	$40.87
Granted	227	30.97
Vested	(177)	38.29
Forfeited	(6)	40.21
Nonvested at September 25, 2011	553	$37.64
Stock-Based Compensation Valuation and Expense

The Company accounts for its employee stock-based compensation plan using the fair value method. The fair value method requires the Company to estimate the grant date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term.

To estimate the fair value of the Company's stock option awards the Company currently uses the Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models available today, including future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company's financial statements.

For restricted stock and stock unit awards, grant date fair value is based upon the market price of the Company's common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.

Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
Income Statement Classification	September 25, 2011	September 26, 2010
Cost of goods sold	$1,714	$1,132
Research and development	2,428	1,815
Sales, general and administrative	7,298	5,057
Total operating expenses	9,726	6,872
Total	$11,440	$8,004

Note 10.  Income Taxes
The variation between the Company’s effective income tax rate and the U.S. statutory rate of 35 percent is primarily due to the consolidation of its foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company’s periodic effective tax rate.

Under U.S. GAAP, a two-step approach is followed to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is cumulatively more than 50 percent likely to be realized upon ultimate settlement.
At June 26, 2011, the Company had recorded $7.0 million of unrecognized tax benefits. During the three months ended September 25, 2011, there were no changes to that amount of recognized tax benefits. As a result, the total amount of unrecognized tax benefits as of September 25, 2011 is $7.0 million. If any portion of this $7.0 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $2.6 million of gross unrecognized tax benefits will change in the next 12 months.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. As of September 25, 2011, the Company had accrued $33 thousand of interest and penalties.
The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years ended June 29, 2008 and prior. For foreign purposes, the Company is generally no longer subject to examination for tax periods 2001 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2008. The Company is currently under examination by the Internal Revenue Service for fiscal 2009. The Company is also currently under inquiry by the Hong Kong Inland Revenue Department for fiscal 2008 and fiscal 2009.

Note 11.    Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 26, 2011	$2,235
Acquisition warranties beginning balance	2,600
Costs accrued for new warranty contracts	82
Changes in estimates for pre-existing warranties	(400)
Expenditures	(657)
Balance at September 25, 2011	$3,860
Product warranties are provided for at the time the Company recognizes revenue. The warranty periods range from ninety (90) days to ten years. The Company estimates these warranty liabilities as a percentage of revenue, based on historical knowledge of warranty costs and expected future warranty costs. If actual product failure rates materially differ from these estimates, revisions to the estimated warranty liability would be required. The Company evaluates its warranty reserve on a quarterly basis.
Litigation

The Company is a party to various legal proceedings, including those described in our Annual Report on Form 10-K for the year ended June 26, 2011, as updated below, and the additional proceedings noted below. Unless otherwise indicated, the potential losses for claims against the Company in these matters are not reasonably estimable.

SemiLEDs Litigation
As previously reported, the Company is the plaintiff in an action against SemiLEDs Corporation and its subsidiaries, Helios Crew Corp. and SemiLEDs Optoelectronics Co., Ltd., commenced October 8, 2010 in the U.S. District Court for the District of Delaware. The complaint as amended seeks injunctive relief and damages and alleges that the defendants are infringing six U.S. patents owned by the Company relating to light-emitting diodes: No. 7,737,459, entitled "High Output Group III Nitride Light Emitting Diodes"; No. 7,211,833, entitled "Light Emitting Diodes Including Barrier Layers/Sublayers"; No. 7,611,915, entitled "Methods for Manufacturing Light Emitting Diodes Including Barrier Layers/Sublayers"; No. 6,657,236, entitled "Enhanced Light Extraction in LEDs Through the Use of Internal and External Optical Elements"; No. 7,795,623, entitled "Light Emitting Devices Having Current Reducing Structures and Methods of Forming Light Emitting Devices Having Current Reducing Structures"; and No. 7,557,380, entitled "Light Emitting Devices Having a Reflective Bond Pad and Methods of Fabricating Light Emitting Devices Having Reflective Bond Pads." The defendants have filed an answer and counterclaims in which they deny any infringement and seek a declaratory judgment that all of the patents are invalid and that one of the patents is unenforceable.

As also previously reported, SemiLEDs Corporation and SemiLEDs Optoelectronics Co., Ltd. filed a complaint against the Company in the U.S. District Court for the District of Delaware on August 15, 2011. The complaint seeks injunctive relief and damages for alleged infringement of three U.S. patents relating to light-emitting diodes:  No. 7,615,789, entitled "Vertical Light Emitting Diode Device Structure"; No. 7,646,033, entitled "Systems and Methods for Producing White-Light Emitting Diodes"; and No. D580,888 entitled "Light Emitting Diode Device with Electrode."  In October 2011, the Company filed an answer and counterclaims in which the Company denies any infringement and seeks a declaratory judgment that the asserted claims of the SemiLEDs patents are invalid. In addition, the Company asserted counterclaims against SemiLEDs Corporation and SemiLEDs Optoelectronics Co. seeking injunctive relief and damages for infringement of the following additional U.S. patents owned by the Company relating to light-emitting diodes: No. 6,958,497, entitled "Group III Nitride Based Light Emitting Diode Structures with a Quantum Well and Superlattice, Group III Nitride Based Quantum Well Structures and Group III Nitride Based Superlattice Structures"; and No. 6,515,313, entitled "Efficiency Light Emitters with Reduced Polarization-Induced Charges".
The Fox Group Litigation
As previously reported, The Fox Group, Inc. filed a complaint for patent infringement against the Company in the U.S. District Court for the Eastern District of Virginia on June 29, 2010. The complaint, which sought injunctive relief and damages, asserted that the Company was infringing two U.S. patents relating to high quality silicon carbide material: No. 6,534,026, entitled "Low Defect Density Silicon Carbide" (the "'026 patent"); and No. 6,562,130, entitled "Low Defect Axially Grown Single Crystal Silicon Carbide" (the "'130 patent"). The district court granted summary judgment in favor of the Company in August 2011. The court determined that the Company did not infringe the '026 patent and that the claims of the '130 patent asserted against the Company are invalid. The Fox Group has filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.
Dow Corning Litigation
Dow Corning Compound Semiconductor Solutions, LLC filed a complaint against the Company in the U.S. District Court for the Eastern District of Michigan on September 27, 2011. The complaint, which was filed following the initiation of patent licensing discussions between the parties, seeks a declaratory judgment that the plaintiff does not infringe three U.S. patents owned by the Company relating to high quality silicon carbide materials and that the patents are invalid. The patents in suit are: No. 7,294,324, entitled “Low Basal Plane Dislocation Bulk Grown SiC Wafers”; No. 7,314,520, entitled “Low 1C Screw Dislocation 3 Inch Silicon Carbide Wafer”; and No. 7,314,521, entitled “Low Micropipe 100 MM Silicon Carbide Wafer.”
Osram Sylvania and Lighting Science Group Litigation
Ruud Lighting, Inc. filed a complaint for patent infringement against Osram Sylvania, Inc. in the U.S. District Court for the Eastern District of Wisconsin on April 2, 2010. The complaint, which seeks injunctive relief and damages, alleges that Osram Sylvania is infringing a U.S. patent owned by Ruud Lighting, No. 7,618,163, entitled "Light-Directing LED Apparatus." Lighting Science Group Corporation has intervened as a co-defendant in the action. Lighting Science Group asserted in its motion to intervene that the accused infringing product was developed jointly by Lighting Science Group and Osram Sylvania and that Lighting Science Group is obligated to defend and indemnify Osram Sylvania against the infringement claims. The defendants have filed an answer denying any infringement and Lighting Science Group has filed counterclaims seeking a declaratory judgment that the patent is invalid and unenforceable.
Cooper Lighting Litigation
Ruud Lighting, Inc. filed a complaint for patent infringement against Cooper Lighting, LLC in the U.S. District Court for the Eastern District of Wisconsin on April 2, 2010. The complaint as amended seeks injunctive relief and damages for infringement of two U.S. patents owned by Ruud Lighting: No. 7,686,469, entitled "LED Lighting Fixture"; and No. 7,891,835, entitled “Light-Directed Apparatus with Protected Reflector-Shield and Lighting Fixture Utilizing Same.” Cooper Lighting has filed an answer and counterclaims in which it denies any infringement and seeks a declaratory judgment that the asserted claims of the patents are invalid and that the claims of one of the patents are unenforceable.

Following the commencement of the suit against Cooper Lighting, Illumination Management Solutions, Inc., a California corporation acquired by Cooper Industries, LLC in March 2009, filed a complaint for patent infringement against Ruud Lighting in the U.S. District Court for the Eastern District of Texas on June 7, 2010. The complaint alleges that Ruud Lighting is infringing a U.S. patent owned by Illumination Management Solutions, No. 7,674,018, entitled "LED Device for Wide Beam Generation." It also alleges that Ruud Lighting and one of its founders, Alan Ruud, who served on the plaintiff's board of directors during 2006 and 2007, conspired to have Mr. Ruud breach fiduciary obligations by misusing information obtained from the plaintiff to file patent applications and obtain patents assigned to Ruud Lighting. The complaint seeks injunctive relief, damages and an order directing Ruud Lighting to transfer to the plaintiff any interest in patent applications and patents relating to the plaintiff's business that Mr. Ruud assigned to Ruud Lighting during or as a result of his fiduciary relationship with the plaintiff. In December 2010, the court ordered the action transferred to the U.S. District Court for the Eastern District of Wisconsin. In April 2011, the Wisconsin court stayed the case until a ruling was made in a related case, described below, on whether to retain the related case in the Eastern District of Wisconsin.

Illumination Management Solutions filed a complaint in the U.S. District Court for the Central District of California on June 8, 2010. As amended, the complaint names as defendants Ruud Lighting, Alan Ruud and his son Christopher Ruud. The complaint alleges that the individual defendants breached fiduciary duties to the plaintiff and that Ruud Lighting and the individual defendants conspired to breach these duties by misusing information obtained from the plaintiff to file patent applications and obtain patents assigned to Ruud Lighting. The complaint seeks damages and an order directing Ruud Lighting and Alan Ruud to transfer to the plaintiff any interest in patent applications and patents relating to the plaintiff's business that Mr. Ruud assigned to Ruud Lighting during or as a result of his fiduciary relationship with the plaintiff. In December 2010, the court ordered the action transferred to the U.S. District Court for the Eastern District of Wisconsin. The plaintiff subsequently filed a motion seeking to have the action re-transferred to California; the Wisconsin court denied the motion in September 2011.

Note 12. Related Party Transactions

On August 17, 2011, in connection with the Company's acquisition of Ruud Lighting, two of the prior shareholders of Ruud Lighting, Alan Ruud and Christopher Ruud, executed offer letters for continued employment with Ruud Lighting. Also on August 17, 2011, subsequent to the Company's acquisition of Ruud Lighting and pursuant to an Aircraft Purchase and Sale Agreement and a Joint Ownership Agreement with Ruud Lighting, each of Alan Ruud (through LSA, LLC, a limited liability company of which Mr. Ruud is the sole member (“LSA”)) and Christopher Ruud (through Light Speed Aviation, LLC, a limited liability company of which Christopher Ruud is the sole member (“Light Speed”)) acquired a 10% interest in an aircraft previously purchased by Ruud Lighting, resulting in Ruud Lighting owning an 80% interest in the aircraft. Each of LSA and Light Speed acquired its ownership in the aircraft for a purchase price of approximately $0.9 million for a combined interest of 20% or $1.9 million which is included in the Consolidated Statements of Cash Flow as cash provided by investing activities, under the caption "Purchase of Ruud, net of cash acquired."

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
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 26, 2011. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

Cree, Inc. (Cree, we, our, or us) is a leading innovator of lighting-class light emitting diode (LED) products, lighting products and semiconductor products for power and radio-frequency (RF) applications. Our products are driving improvements in applications such as general illumination, video displays, automotive, electronic signs and signals, power supplies and solar inverters.

We develop and manufacture semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. The physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs), sapphire and other materials used for electronic and opto-electronic applications.

Our LED products consist of LED components, LED chips, and SiC wafers. As we develop and improve our LED technology and the market continues to focus on energy efficiency, we believe the potential market for LED lighting will continue to expand. Our success in selling LED products depends upon our ability to drive adoption and offer innovative products and solutions that enable our customers to succeed in the market. By driving adoption we believe we can influence the growth of the market and open more opportunities for LEDs.

Our lighting products consist of both LED and traditional lighting systems. We design, manufacture and sell lighting systems for indoor and outdoor applications, with our primary focus on LED lighting systems for the commercial and industrial markets. We also use our LED systems expertise to accelerate LED adoption and expand the market for our LED components. Our lighting products are marketed under numerous brands, such as Cree LED Lighting®, Ruud Lighting®, BetaLED®, e-conolight® and Kramer Lighting®.

In addition, we develop, manufacture and sell power and RF products, such as power and RF devices. Our power products are made from SiC and provide faster switching speeds than comparable silicon-based power devices. Our RF devices are made from SiC or GaN and produce higher power densities as compared to silicon or gallium arsenide devices.

The majority of our products are manufactured at our production facilities located in North Carolina, Wisconsin and China. We also use contract manufacturers for certain aspects of our products fabrication, packaging and assembly. We operate research and development facilities in North Carolina, California, Wisconsin and China.

We currently operate our business as one reportable segment.

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:

•
Overall Demand for Products and Applications using LEDs. Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Although LED lighting has grown in recent years, adoption of LEDs for general lighting is relatively new and faces significant challenges before widespread adoption. Demand also fluctuates based on various market cycles, a continuously evolving LED industry supply chain, and demand dynamics in the market. These uncertainties make demand difficult to forecast for us and our customers.

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

Highlights of the First Quarter Fiscal 2012
The following is a summary of our financial results for the three months ended September 25, 2011:

•	We acquired Ruud Lighting to accelerate the LED lighting revolution;

•	Our year over year revenues increased slightly to $269.0 million from $268.4 million, which includes approximately $20 million in net sales from our acquisition of Ruud Lighting;

•
We achieved operating income of $13.4 million in the first quarter of fiscal 2012 compared to $73.4 million in the first quarter of fiscal 2011. Net income per diluted share was $0.11 compared to $0.53 for the first quarter of fiscal 2011;

•	Inventory increased to $203.6 million at September 25, 2011 compared to $176.5 million at June 26, 2011 due to the acquisition of Ruud Lighting;

•	We spent $34.0 million on capital expenditures in the first quarter of fiscal 2012 compared to $61.6 million in the first quarter of fiscal 2011; and

•
Combined cash, cash equivalents and marketable investments decreased to $632.2 million at September 25, 2011 compared to $1,085.8 million at June 26, 2011, primarily due to the acquisition of Ruud Lighting.

Business Outlook

We project that the markets for our products will remain highly competitive during the remainder of fiscal 2012. We anticipate focusing on the following key areas in response to this competitive environment:

•
Build on our market leadership and drive adoption of LED lighting. We are focused on developing innovative new LED lighting systems to drive adoption, and new LED components that enable our customers to deliver a more competitive payback versus traditional lighting. We recognize that our leadership in lighting systems can sometimes raise questions with our component customers, but we believe this product line has helped us set new standards in the market and disrupt the status quo in the lighting industry. We recently acquired Ruud Lighting, a leading innovator of LED lighting products, which we believe gives us a stronger product portfolio to drive LED adoption and expand the market for LED lighting. We plan to continue to invest in both our LED lighting and LED component product lines to increase performance, enable lower lighting system costs with shorter paybacks and find new ways to drive the market and obsolete old, energy-wasting lighting technology.

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

•
Expand the power and RF product line beyond niche applications. SiC power devices can deliver better performance and increased payback against silicon (Si) based power devices in applications where efficiency and reliability is an important criteria. We target continued investment in R&D for new diode and switch products focused on more mainstream and higher volume power switching applications. We are managing the product line through a slowdown in solar inverter demand, which we believe is a temporary market correction. We target the combination of new products, improved market demand and expanded sales coverage to drive growth in the product line.

Results of Operations
The following table sets forth certain consolidated statement of income data for the periods indicated:

	Three Months Ended
	September 25, 2011		September 26, 2010
(in thousands, except per share amounts and percentages)	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$268,980	100%	$268,437	100%
Cost of revenue, net	170,952	64%	137,908	51%
Gross profit	98,028	36%	130,529	49%
Research and development	34,402	13%	24,732	9%
Sales, general and administrative	45,539	17%	29,202	11%
Amortization of acquisition related intangibles	3,925	1%	2,706	1%
Loss on disposal or impairment of long-lived assets	775	—%	472	—%
Operating income	13,387	5%	73,417	27%
Other non-operating income (loss), net	974	—%	(62)	—%
Interest income, net	1,969	1%	2,016	1%
Income from operations before income taxes	16,330	6%	75,371	28%
Income tax expense	3,511	1%	17,335	6%
Net income	12,819	5%	58,036	22%
Diluted earnings per share	$0.11		$0.53

Revenues

Our revenues are presented below in the following categories: LED products, lighting products and power and RF products, which represents a change from our prior presentation. Revenues for the three months ended September 25, 2011 and September 26, 2010 were comprised of the following (in thousands, except percentages):

	Three Months Ended
	September 25, 2011	September 26, 2010	Change
LED products	$196,778	$228,765	$(31,987)	(14)%
Percent of revenues	73%	85%
Lighting products	51,673	15,601	36,072	231%
Percent of revenues	19%	6%
Power and RF products	20,529	24,071	(3,542)	(15)%
Percent of revenues	8%	9%
Total revenues	$268,980	$268,437	$543	—%

LED Products
We derive the largest portion of our revenue from the sale of our LED products which comprised approximately 73% and 85% of our total revenues for the first quarter of fiscal 2012 and fiscal 2011, respectively.

Revenue from LED products decreased approximately 14% to $196.8 million in the first quarter of fiscal 2012 from $228.8 million in the first quarter of fiscal 2011. This decrease was driven by weaker demand for LED chips and a more aggressive pricing environment. Although, there was weaker demand for LED chips, the blended average selling price (ASP) for our LED products increased by 21.8% in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. This increase was primarily due to a higher product mix of LED components, which have a higher ASP.
Lighting Products
Revenue from lighting products increased approximately 231% to $51.7 million in the first quarter of fiscal 2012 from $15.6 million in the first quarter of fiscal 2011. This increase was due to an increase in both the sales of our existing products and the sales of Ruud Lighting outdoor products, which represent an addition to our existing indoor lighting portfolio.
Power and RF Products
Revenues from power and RF products comprised approximately 8% and 9% of our total revenues for the first quarter of fiscal 2012 and fiscal 2011, respectively.

Revenue from power and RF decreased approximately 15% to $20.5 million in the first quarter of fiscal 2012 from $24.1 million in the first fiscal quarter of 2011. The decrease in our power and RF products revenue was primarily due to a slow down in demand in the solar inverter and power supply markets.
Gross Profit
Cost of revenue includes materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products. Gross profit in dollars and gross margin were as follows (in thousands, except percentages):

	Three Months Ended
	September 25, 2011	September 26, 2010	Change
Total gross profit	$98,028	$130,529	$(32,501)	(25)%
Gross margin	36%	49%

Gross profit in the first quarter of fiscal 2012 decreased approximately 25% to $98.0 million from $130.5 million in the first quarter of fiscal 2011. Additionally, for the first quarter of fiscal 2012 our gross margin decreased to 36% from 49% in the first quarter of fiscal 2011. Factors contributing to the decrease in gross profit and gross margin were a more aggressive pricing environment and lower factory utilization.
Research and Development

Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee compensation and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended
	September 25, 2011	September 26, 2010	Change
Research and development	$34,402	$24,732	$9,670	39%
Percent of revenues	13%	9%

Research and development expenses in the first quarter of fiscal 2012 increased 39% to $34.4 million from $24.7 million in the first quarter of fiscal 2011. The increase was primarily due to increased spending to support the transition to 150mm wafer capabilities as well as continued research and development activities focused on new LED chips, LED components, LED lighting products, power products and the incremental research and development expense incurred from the acquisition of Ruud Lighting. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including: the timing of new product introductions, timing of expenditures and the number and nature of our ongoing research and development activities. However, we anticipate that in general our research and development expenses will continue to increase over time to support future growth.

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

	Three Months Ended
	September 25, 2011	September 26, 2010	Change
Sales, general and administrative	$45,539	$29,202	$16,337	56%
Percent of revenues	17%	11%

Sales, general and administrative expenses in the first quarter of fiscal 2012 increased 56% to $45.5 million from $29.2 million in the first quarter of fiscal 2011. The increase in the first quarter of fiscal 2012 from fiscal 2011 is primarily due to an increase in spending on sales and marketing as we continue to expand our direct sales resources and channels and invest in building the Cree brand and incremental sales, general and administrative expenses from our acquisition of Ruud Lighting. Additionally, costs increased due to increased legal costs associated with patent litigation and the transaction costs associated with the acquisition of Ruud Lighting.
Amortization of Acquisition Related Intangibles
As a result of our acquisitions, we have recorded various intangible assets that require amortization, including customer relationships and developed technologies. During fiscal 2007, we acquired INTRINSIC Semiconductor Corporation and COTCO Luminant Device Limited (now Cree Hong Kong Limited) (COTCO), resulting in $63.7 million of amortizable intangible assets principally composed of customer relationships and developed technology. In fiscal 2008, we acquired LLF, resulting in an additional $41.2 million of amortizable intangible assets. These intangible assets are principally composed of developed technology that specifically relates to technologies underlying the development of LED lighting products for the general illumination market. During fiscal 2012, we acquired Ruud Lighting, resulting in $207.4 million of amortizable intangible assets consisting of developed technology, customer relationships, trade names, in-process research and development, and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands, except percentages):

	Three Months Ended
	September 25, 2011	September 26, 2010	Change
INTRINSIC	$186	$186	$—	—%
COTCO	1,264	1,734	(470)	(27)%
LLF	750	786	(36)	(5)%
Ruud Lighting	1,725	—	1,725	—%
Total	$3,925	$2,706	$1,219	45%
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

	Three Months Ended
	September 25, 2011	September 26, 2010	Change
Loss on disposal or impairment of long-lived assets, net	$775	$472	$303	64%

We recorded a net loss of $0.8 million on the disposal of long-lived assets in the first quarter of fiscal 2012 compared to a net loss of $0.5 million in the first quarter of fiscal 2011. The causes of the fiscal 2012 and fiscal 2011 net losses include the disposal of equipment due to manufacturing process changes and the impairment of certain capitalized patent costs.
Non-Operating Income
The following table sets forth our non-operating income (in thousands, except percentages):

	Three Months Ended
	September 25, 2011	September 26, 2010	Change
Other non-operating income (loss), net	$974	$(62)	$1,036	(1,671)%
Interest income, net	1,969	2,016	(47)	(2)%
Total	$2,943	$1,954	$989	51%

We have no debt or lines of credit and we are in a net interest income position. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities, municipal bonds, and other fixed interest rate investments. The primary objective of our investment policy is preservation of principal.

Other non-operating income, net, is comprised primarily of gains on sales of investments and foreign exchange gains and losses. The increase for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 is primarily from gains on sales of investments related to our acquisition of Ruud Lighting.

Income Tax Expense
The following table sets forth our income tax expense in dollars (in thousands, except percentages) and our effective tax rate:

	Three Months Ended
	September 25, 2011	September 26, 2010	Change
Income tax expense	$3,511	$17,335	$(13,824)	(80)%
Effective Tax Rate	21.5%	23.0%

The variation between our effective tax rate and the U.S. statutory rate of 35% is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a material impact on our periodic effective tax rate.

We recorded income tax expense of $3.5 million for an effective tax rate of 21.5% in the first quarter of fiscal 2012 as compared to income tax expense of $17.3 million for an effective tax rate of 23.0% in the first quarter of fiscal 2011. The decrease in our effective tax rate is primarily due to a higher percentage of income in lower tax jurisdictions outside the United States.

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

On August 17, 2011, we acquired all of the outstanding share capital of Ruud Lighting in exchange for consideration consisting of 6.1 million shares of our common stock and $372.2 million cash, subject to certain post-closing adjustments. Prior to the completion of our acquisition of Ruud Lighting, Ruud Lighting completed the re-acquisition of its e-conolight business by purchasing all of the membership interests of E-conolight, LLC. Ruud Lighting previously sold its e-conolight business in March 2010 and had been providing operational services to E-conolight since that date. In connection with the stock purchase transaction, we funded Ruud Lighting's re-acquisition of E-conolight and paid off Ruud Lighting's outstanding debt in the aggregate amount of approximately $85.0 million. The cash consideration and debt payoff were funded from cash on hand, which reduced our available cash to fund our operating expenses and working capital by approximately $457.2 million.

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
Financial Condition

Our liquidity and capital resources depend on our cash flows from operations and our working capital. Our working capital decreased to $928.3 million as of September 25, 2011 from $1,316.6 million at June 26, 2011, primarily due to cash used to fund our acquisition of Ruud Lighting in the first quarter of fiscal 2012. The following table presents the components of our cash conversion cycle for our first quarter of fiscal 2012 and fourth quarter of fiscal 2011:

	September 25, 2011	June 26, 2011	Change
Days of sales outstanding(a)	55	44	11	25%
Days of supply in inventory(b)	107	106	1	1%
Days in accounts payable(c)	(39)	(46)	7	(15)%
Cash conversion cycle	123	104	19	18%

(a)
Days of sales outstanding (DSO) calculates the average collection period of our accounts receivable. DSO is based on the ending net trade receivables and the most recent quarterly revenue for each period. DSO is calculated by dividing accounts receivable, net of allowance for doubtful accounts and revenue reserves, by average net revenue for the current quarter (90 days).

(b)
Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on net ending inventory and the most recent quarterly cost of sales for each period. DSI is calculated by dividing net ending inventory by average cost of goods sold for the current quarter (90 days).

(c)
Days in accounts payable (DPO) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and most recent quarterly cost of sales for each period. DPO is calculated by dividing accounts payable by average cost of goods sold for the current quarter (90 days).

Overall, our cash conversion cycle, or days to cash, increased primarily due to our acquisition of Ruud Lighting, which increased accounts receivable, inventory and accounts payable, while only adding one month of sales and cost of sales.

As of September 25, 2011, all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at September 25, 2011 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of September 25, 2011.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for the remainder of fiscal 2012. We have and may continue to use a portion of our available cash and cash equivalents, or funds underlying our marketable securities, to repurchase shares of our common stock. With our strong working capital position, we believe that we have the ability to continue to invest in further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio, secure key intellectual properties, or expand our production capacity.

Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Three Months Ended
	September 25, 2011	September 26, 2010	Change
Cash provided by operating activities	$41,645	$88,518	$(46,873)	(53)%
Cash used in investing activities	(295,893)	(83,202)	(212,691)	256%
Cash provided by financing activities	2,355	9,664	(7,309)	(76)%
Effects of foreign exchange changes	468	172	296	172%
Net (decrease) increase in cash and cash equivalents	$(251,425)	$15,152	$(266,577)	(1,759)%
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities was $41.6 million in the first quarter of fiscal 2012 compared to $88.5 million for the first quarter of fiscal 2011. This decrease was primarily driven by a year over year decline in our net income.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and purchase of patent and license rights. Net cash used in investing activities was $295.9 million for the first quarter of fiscal 2012 compared to $83.2 million for the first quarter of fiscal 2011. This year over year increase to cash used in investing activities was primarily the result of the payment of cash for our acquisition of Ruud Lighting in the first quarter of fiscal 2012, which was partially offset by an increase in our proceeds from the sale and maturity of investments, which were liquidated to pay for the Ruud Lighting acquisition.

We will continue to closely monitor our capital expenditures, while making strategic investments to develop our existing products, pursue strategic initiatives where appropriate, and invest in our manufacturing and information technology infrastructure to meet the needs of our business. We target committing capital of approximately $150 to $160 million in fiscal 2012 for capital expenditures.

Cash Flows from Financing Activities
Net cash provided by financing activities was $2.4 million for the first quarter of fiscal 2012 compared to $9.7 million for the first quarter of fiscal 2011. This change was primarily due to the issuance of shares related to option exercises.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 25, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into leases primarily for certain of our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 26, 2011, in the section entitled “Contractual Obligations” for the future minimum lease payments due under our operating leases as of June 26, 2011.
Critical Accounting Policies and Estimates
For information about our other critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates”

section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2011.
Recent Accounting Pronouncements
See Note 1, "Basis of Presentation and Changes in Significant Accounting Policies," to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 26, 2011.

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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings
The information required by this item is set forth under Note 11 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, and is incorporated herein by reference.
Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K and any subsequent periodic reports. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.

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

If we are unable to effectively develop, manage and expand our sales and distribution channels for our products, our operating results may suffer.
We have expanded into business channels that are different from those in which we have historically operated as we grow our business and sell LED lighting products and more LED components versus LED chips. For example, lighting sales agents may choose to drop our product lines from their portfolio to avoid losing access to our competitors' lighting products. If we are unable to effectively penetrate these channels or develop alternate channels to ensure our products are reaching the appropriate customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the timeline established by our customers.

We sell a substantial portion of our products to distributors. We rely on distributors to develop and expand their customer base as well as anticipate demand from their customers. If they are not successful, our growth and profitability may be adversely impacted. Distributors must balance the need to have enough products in stock in order to meet their customers' needs against their internal target inventory levels and the risk of potential inventory obsolescence. The risks of inventory obsolescence are especially true with technological products. The distributors' internal target inventory levels vary depending on market cycles and a number of factors within each distributor over which we have very little, if any control.

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
The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell LED chips and LED components. In the lighting market we compete with companies that manufacture and sell traditional and LED lighting products. Competitors continue to offer new products with aggressive pricing and improved performance. Competitive pricing pressures may change and could accelerate the rate of decline of our average sales prices.

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
From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions or divestitures. We acquired Ruud Lighting in August 2011 and LED Lighting Fixtures, Inc. (LLF) in February 2008. If we choose to enter into such transactions, we face certain risks, such as the failure of an acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired businesses due to concerns that new product lines may be in competition with the customers of existing product lines or otherwise, and difficulty integrating an acquired business's operations, personnel and financial and operating systems into our current business.

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
Through acquisitions and organic growth, including our recent acquisition of Ruud Lighting, we continue to expand into new markets. Many of our existing customers who purchase our LED chips and LED components develop and manufacture products using those chips and components that are offered into the same markets. As a result, our current customers may perceive us as a competitor in these new markets. In response, our customers may reduce or discontinue their orders for our products. This reduction in or discontinuation of orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.

Our LED revenues are highly dependent on our customers' ability to produce, market and sell more integrated products using our LED products.
Our LED revenues depend on getting our products designed into a larger number of our customers' products and in turn, our customers' ability to produce, market and sell their products. For example, we have current and prospective customers that create, or plan to create, lighting systems using our LED components. However, the traditional lighting industry is still developing technical expertise with LED related designs, which may limit the success of our customers' products. Even if our customers are able to develop and produce LED lighting products, there can be no assurance that our customers will be successful in marketing and selling these products in the marketplace.

We also have current and prospective customers that create white LED components using our blue LEDs, in combination with phosphors. Sales of blue LED chips are highly dependent upon our customers' ability to procure efficient phosphors, develop high quality and highly efficient white LED components and gain access to the necessary intellectual property rights. Even if our customers are able to develop competitive white LED components using our blue LED chips, there can be no assurance that our customers will be successful in the marketplace.

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

If governments, their agencies or regulated utilities discontinue or curtail their funding, or reduce their demand for our products, our business may suffer.
Changes in governmental budget priorities could adversely affect our business and results of operations.  Historically, U.S. government agencies have funded a portion of our research and development activities.  In addition, U.S. and foreign government agencies have purchased products directly from us and products from our customers.  When the government changes budget priorities, such as in times of war or financial crisis, our research and development funding and our product sales are at risk.  For example, demand and payment for our products and our customers' products may be affected by public sector budgetary cycles, funding authorizations, or utility rebates. Funding reductions or delays could negatively impact demand for our products. In particular, if U.S. government funding is discontinued or significantly reduced, our business and results of operations could be adversely affected.

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
A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as an influenza outbreak within our workforce, or man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our single site for SiC wafer manufacturing. This could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable as well, such as impacts to our customers and their supply chain, which could cause delays in new orders, delays in completing sales or even order cancellations.

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
Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development and introduction of these new products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions for market requirements beyond near term visibility;

•	our ability to predict, influence, and/or react to evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to expand direct customer sales and influence key distribution customers to adopt our products;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs for commercial sales;

•	our ability to effectively transfer products and technology developed in one country to our manufacturing facilities in other countries;

•	our customers' ability to develop competitive products incorporating our products; and

•	acceptance of our customers' products by the market.
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

Our operations in foreign countries expose us to certain risks inherent in doing business internationally, which may adversely affect our business, results of operations or financial condition.
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
We are often involved in patent infringement litigation as described in Note 11, “Commitments and Contingencies,” to our consolidated financial statements included in Item 1 of this Quarterly Report and as described in more detail in Note 13, "Commitments and Contingencies" to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 26, 2011. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.

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
There can be no assurance that third parties will not attempt to assert infringement claims against us, or our customers, with respect to our products. In addition, our customers may face infringement claims directed to the customer's products that incorporate our products, and an adverse result could impair the customer's demand for our products. We have also promised certain of our customers that we will indemnify them in the event they are sued by our competitors for infringement claims directed to the products we supply. Under these indemnification obligations, we may be responsible for future payments to resolve infringement claims against them.

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
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our systems. Additionally, outside parties may attempt to fraudulently induce employees to disclose sensitive information in order to gain access to our systems. We actively seek to prevent, detect and investigate any unauthorized access, which sometimes occurs. We might be unaware of any such access or unable to determine its magnitude and effects. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development could be reduced. Our business could be subject to significant disruption, and we could suffer monetary or other losses.

Our business may be adversely affected by uncertainties in the global financial markets and our or our customers' or suppliers' ability to access the capital markets.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Policies and Estimates” in our Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 26, 2011.) Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than in connection with our previously disclosed acquisition of Ruud Lighting, there were no sales of unregistered securities during the first quarter of fiscal 2012. The following table summarizes our stock repurchase activity for the first quarter of fiscal 2012 (in thousands, except per share data):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as a part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program (2)
June 27 - July 24, 2011	—	$—	—	200,000
July 25 - August 21, 2011	—	—	—	200,000
August 22 - September 25, 2011	41	32.43	—	200,000
Total	41		—

(1) Represents shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.
(2) On January 18, 2001, we announced the authorization by our Board of Directors of a program to repurchase shares of our outstanding common stock. Several times since then, the Board of Directors has renewed the program and increased the number of shares that can be repurchased under the program. As of September 25, 2011, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 16, 2011 through the expiration of the program, as authorized by the Board of Directors and extended through June 24, 2012. During the three months ended September 25, 2011, the Company did not repurchase any shares under the repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated as of August 17, 2011 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated August 17, 2011, as filed with the Securities and Exchange Commission on August 17, 2011)

10.1
Management Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 15, 2011, as filed with the Securities and Exchange Commission on August 19, 2011)

10.2
Notice of Grant to Charles M. Swoboda, dated August 15, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated August 15, 2011, as filed with the Securities and Exchange Commission on August 19, 2011)

10.3
Notice of Grant to John T. Kurtzweil, dated August 15, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated August 15, 2011, as filed with the Securities and Exchange Commission on August 19, 2011)

10.4
Notice of Grant to Stephen D. Kelley, dated August 15, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated August 15, 2011, as filed with the Securities and Exchange Commission on August 19, 2011)

10.5	Offer Letter Agreement executed August 16, 2011 between Cree, Inc. and Alan J. Ruud
10.6	Schedule of Compensation for Non-Employee Directors
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements(a)

(a)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC

October 19, 2011

/s/ John T. Kurtzweil
John T. Kurtzweil
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated as of August 17, 2011 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated August 17, 2011, as filed with the Securities and Exchange Commission on August 17, 2011)

10.1
Management Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 15, 2011, as filed with the Securities and Exchange Commission on August 19, 2011)

10.2
Notice of Grant to Charles M. Swoboda, dated August 15, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated August 15, 2011, as filed with the Securities and Exchange Commission on August 19, 2011)

10.3
Notice of Grant to John T. Kurtzweil, dated August 15, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated August 15, 2011, as filed with the Securities and Exchange Commission on August 19, 2011)

10.4
Notice of Grant to Stephen D. Kelley, dated August 15, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated August 15, 2011, as filed with the Securities and Exchange Commission on August 19, 2011)

10.5	Offer Letter Agreement executed August 16, 2011 between Cree, Inc. and Alan J. Ruud
10.6	Schedule of Compensation for Non-Employee Directors
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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