Form 10-Q
period 2011-12-25
CREE INC
filed 2012-01-19
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2011
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 11, 2012, was 116,099,017.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended December 25, 2011

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
CONSOLIDATED BALANCE SHEETS

	December 25, 2011	June 26, 2011
	(unaudited)
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$171,651	$390,598
Short-term investments	515,595	695,199
Total cash, cash equivalents, and short-term investments	687,246	1,085,797
Accounts receivable, net	156,385	118,469
Income tax receivable	1,829	6,796
Inventories	187,373	176,482
Deferred income taxes	18,907	17,857
Prepaid expenses and other current assets	52,806	51,494
Total current assets	1,104,546	1,456,895
Property and equipment, net	605,504	555,929
Intangible assets, net	385,484	102,860
Goodwill	617,936	326,178
Other assets	5,990	4,860
Total assets	$2,719,460	$2,446,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$81,493	$76,593
Accrued salaries and wages	25,957	18,491
Income taxes payable	2,209	15,493
Other current liabilities	39,505	29,739
Total current liabilities	149,164	140,316
Long-term liabilities:
Deferred income taxes	21,902	21,902
Other long-term liabilities	26,121	22,940
Total long-term liabilities	48,023	44,842
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 25, 2011 and June 26, 2011; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at December 25, 2011 and June 26, 2011; 116,097 and 109,607 shares issued and outstanding at December 25, 2011 and June 26, 2011, respectively	144	136
Additional paid-in-capital	1,831,909	1,593,530
Accumulated other comprehensive income, net of taxes	10,516	13,091
Retained earnings	679,704	654,807
Total shareholders’ equity	2,522,273	2,261,564
Total liabilities and shareholders’ equity	$2,719,460	$2,446,722
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
	(Thousands, except per share amounts)
Revenue, net	$304,118	$256,983	$573,098	$525,420
Cost of revenue, net	199,000	135,837	369,952	273,745
Gross profit	105,118	121,146	203,146	251,675
Operating expenses:
Research and development	35,886	29,233	70,288	53,965
Sales, general and administrative	49,176	33,366	94,715	62,568
Amortization of acquisition related intangibles	7,367	2,706	11,292	5,412
Loss on disposal or impairment of long-lived assets	497	429	1,272	901
Total operating expenses	92,926	65,734	177,567	122,846
Operating income	12,192	55,412	25,579	128,829
Non-operating income:
Other non-operating (loss) income, net	(111)	63	863	1
Interest income, net	1,800	2,170	3,769	4,186
Income from operations before income taxes	13,881	57,645	30,211	133,016
Income tax expense	1,803	7,870	5,314	25,205
Net income	$12,078	$49,775	$24,897	$107,811
Earnings per share:
Basic net income per share	$0.10	$0.46	$0.22	$1.00
Diluted net income per share	$0.10	$0.45	$0.22	$0.98
Shares used in per share calculation:
Basic	115,536	108,364	113,701	108,032
Diluted	115,883	109,976	114,239	109,817
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	December 25, 2011	December 26, 2010

Cash flows from operating activities:
Net income	$24,897	$107,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,303	50,318
Stock-based compensation	22,635	17,981
Excess tax benefit from share-based payment arrangements	(201)	(9,277)
Loss on disposal or impairment of long-lived assets	1,272	901
Amortization of premium/discount on investments	4,017	7,617
Changes in operating assets and liabilities:
Accounts receivable	(12,973)	(16,928)
Inventories	28,572	(32,871)
Prepaid expenses and other assets	8,755	1,991
Accounts payable, trade	(14,923)	22,516
Accrued salaries and wages and other liabilities	(8,117)	(4,303)
Net cash provided by operating activities	122,237	145,756
Cash flows from investing activities:
Purchases of property and equipment	(53,038)	(126,387)
Purchases of investments	(145,802)	(194,872)
Proceeds from maturities of investments	66,040	147,502
Proceeds from sale of property and equipment	2	1
Proceeds from sale of available-for-sale investments	252,152	61,833
Purchase of Ruud Lighting, net of cash acquired	(456,008)	—
Purchases of patent and licensing rights	(8,043)	(5,199)
Net cash used in investing activities	(344,697)	(117,122)
Cash flows from financing activities:
Net proceeds from issuance of common stock	2,648	29,977
Excess tax benefit from share-based payment arrangements	201	9,277
Net cash provided by financing activities	2,849	39,254
Effects of foreign exchange changes on cash and cash equivalents	664	238
Net (decrease) increase in cash and cash equivalents	(218,947)	68,126
Cash and cash equivalents:
Beginning of period	390,598	397,431
End of period	$171,651	$465,557
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation and Changes in Significant Accounting Policies
Overview

Cree, Inc. (the "Company") is a leading innovator of lighting-class light emitting diode (LED) products, lighting products and semiconductor products for power and radio-frequency (RF) applications. The Company's products are targeted for applications such as general illumination, video displays, automotive, electronic signs and signals, power supplies and solar inverters.

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

In addition, the Company develops, manufactures and sells power and RF devices. The Company's power products are made from SiC and provide faster switching speeds than comparable silicon-based power devices. The Company's RF devices are made from SiC or GaN and produce higher power densities as compared to silicon or gallium arsenide.

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
Basis of Presentation
The consolidated balance sheet at December 25, 2011 and the consolidated statements of income for the three and six months ended December 25, 2011 and December 26, 2010, and the consolidated statements of cash flows for the six months ended December 25, 2011 and December 26, 2010 (“consolidated financial statements”) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at December 25, 2011, and for all periods presented, have been made. The consolidated balance sheet at June 26, 2011 has been derived from the audited financial statements as of that date.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2011 (“fiscal 2011”). The results of operations for the period ended December 25, 2011 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 24, 2012 (“fiscal 2012”).
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
Goodwill Impairment Testing
On September 15, 2011, the FASB issued updated guidance concerning the testing of goodwill for impairment.  This guidance modifies goodwill impairment testing by allowing the inclusion of qualitative factors in the assessment of whether a two-step goodwill impairment test is necessary.   Thus, entities are no longer required to calculate the fair value of a reporting unit unless they conclude through an assessment of qualitative factors that it is more likely than not that the unit's carrying value is greater than its fair value.  When an entity's qualitative assessment reveals that goodwill impairment is more likely than not, the entity must perform the two-step goodwill impairment test.   This guidance became effective for the Company in the second quarter of fiscal 2012.  The Company's adoption of this guidance has not had a significant impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
Presentation of Comprehensive Income
In June 2010, the FASB issued new guidance concerning the presentation of total comprehensive income and its components. Under this guidance an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance, as amended in December 2011, will become effective for the Company beginning in the third quarter of fiscal 2012. The Company's adoption of the new accounting guidance is not expected to have a significant impact on its consolidated financial statements.

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

The Company incurred total transaction costs related to the acquisition of approximately $3.6 million, of which, $3.1 million were expensed in the first quarter of fiscal 2012 in accordance with U.S. GAAP.

The purchase price for this acquisition has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

	August 17, 2011 (As initially reported)	Measurement Period Adjustments	August 17, 2011 (As adjusted)
Tangible assets:
Cash and cash equivalents	$3,081	$—	$3,081
Accounts receivable	25,698	(375)	25,323
Inventories	39,330	(461)	38,869
Property and equipment	45,946	(233)	45,713
Other assets	4,727	217	4,944
Total tangible assets	$118,782	$(852)	$117,930
Intangible assets:
Developed technology	$96,300	$—	$96,300
Customer relationships	84,820	—	84,820
Trade names	82,950	—	82,950
In-process research & development	15,050	—	15,050
Non-compete agreements	9,800	—	9,800
Goodwill	287,431	4,326	291,757
Total intangible assets	$576,351	$4,326	$580,677
Liabilities assumed:
Accounts payable	$12,943	$—	$12,943
Accrued expenses and liabilities	10,116	451	10,567
Warranty liabilities	2,600	3,023	5,623
Other long-term liabilities	1,208	—	1,208
Total liabilities assumed	$26,867	$3,474	$30,341
Net assets acquired	$668,266	$—	$668,266

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available through the balance sheet date and are provisional. The Company believes that this information provides a reasonable basis for estimating the fair values but is waiting for certain additional information necessary to finalize those amounts, which includes certain post-closing working capital and related adjustments, certain litigation, potential uncertain tax positions, certain foreign taxes payable, certain product warranties and certain reviews at the foreign subsidiary locations. Thus, the provisional measurements of fair value reflected are subject to change.

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

The identifiable intangible assets acquired as a result of the acquisition will be amortized over their respective estimated useful lives as follows (in thousands, except for years):

	Asset Amount	Estimated Life in Years
Developed technology	$96,300	7 to 10
Customer relationships	84,820	7 to 20
Trade names (indefinite lived)	82,880	-
Trade names (definite lived)	70	3
In-process research and development (1)	15,050	6 to 7
Non-compete agreements	9,800	5
Total identifiable intangible assets	$288,920
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

The assets, liabilities, and operating results of Ruud Lighting have been included in the Company's consolidated financial statements from the date of acquisition. The results of Ruud Lighting reflected in the Company's Consolidated Statements of Income from the date of acquisition (August 17, 2011) to December 25, 2011 are as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	December 25, 2011	December 25, 2011
Revenue	$61,148	$83,491
Operating Income	1,647	1,125
Net Income	1,319	655
Basic net income per share	$0.01	$0.01
Diluted net income per share	$0.01	$0.01

Amortization expense related to identifiable intangible assets associated with the Ruud Lighting acquisition, included in the table above, was $5.2 million and $6.9 million for the three and six months ended December 25, 2011, respectively.
The following supplemental pro forma information (in thousands, except per share data) presents the financial results as if the Ruud Lighting transaction had occurred at the beginning of the 2011 fiscal year for the six months ended December 25, 2011 and the three and six months ended December 26, 2010. Financial results for the three months ended December 25, 2011, which are included in the Consolidated Statements of Income, are actual results and therefore have not been presented in the table below.

	Three Months Ended	Six Months Ended
	December 26, 2010	December 25, 2011	December 26, 2010
Revenue	$313,220	$603,430	$623,516
Operating Income	55,625	23,872	124,048
Net income	50,290	23,117	105,433
Earnings per share, basic	$0.44	$0.20	$0.92
Earnings per share, diluted	$0.43	$0.20	$0.91

The total revenue for Ruud Lighting included in the pro forma table above was $60.1 million for the three months ended December 26, 2010. The total revenue for Ruud Lighting included in the pro forma table above was $115.0 million and $107.4 million for the six months ended December 25, 2011 and December 26, 2010, respectively. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Ruud Lighting to give effect to events that are directly attributable to the Ruud Lighting transactions, including the elimination of sales to Ruud Lighting prior to acquisition, additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property and equipment and intangible assets, had been applied at the beginning of the 2011 fiscal year, together with the consequential tax effects. Excluded from the pro forma net income and the earnings per share amounts for the six months ended December 25, 2011 are one-time acquisition costs of $3.1 million attributable to the Ruud Lighting transaction. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the 2011 fiscal year, nor is it indicative of any future results.

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

Note 3.    Financial Statement Details
Accounts Receivable, net
The following is a summary of the components of accounts receivable, net (in thousands):

	December 25, 2011	June 26, 2011
Billed trade receivables	$170,929	$137,799
Unbilled contract receivables	1,623	1,038
	172,552	138,837
Allowance for sales returns, discounts, and other incentives	(14,739)	(19,615)
Allowance for bad debts	(1,428)	(753)
Total accounts receivable, net	$156,385	$118,469
Inventories
The following is a summary of the components of inventories (in thousands):

	December 25, 2011	June 26, 2011
Raw material	$56,318	$38,781
Work-in-progress	70,296	74,816
Finished goods	60,759	62,885
Total inventories	$187,373	$176,482
Revenues, net
Revenues were comprised of the following product groups (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
LED products	$194,162	$209,984	$390,940	$438,749
Percent of revenue	64%	81%	68%	83%
Lighting products	$95,736	$19,715	$147,409	$35,316
Percent of revenue	31%	8%	26%	7%
Power and RF products	$14,220	$27,284	$34,749	$51,355
Percent of revenue	5%	11%	6%	10%
Total revenue	$304,118	$256,983	$573,098	$525,420

Note 4.    Investments
Short-term investments consist of high grade municipal and corporate bonds and other debt securities. The Company classifies its marketable securities as available-for-sale. This is based upon management’s determination that the underlying cash invested in these securities is available for operations as necessary.

The following table provides a summary of marketable investments by type (in thousands):

	December 25, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$196,688	$2,657	$(4)	$199,341
Corporate bonds	168,732	1,374	(614)	169,492
Certificates of deposit	68,002	5	(3)	68,004
Municipal variable rate demand notes	2,795	—	—	2,795
Commercial paper	2,149	—	—	2,149
U.S. agency securities	72,446	476	(119)	72,803
Non-U.S. government securities	1,013	—	(2)	1,011
Total	$511,825	$4,512	$(742)	$515,595

	June 26, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$391,465	$3,943	$(10)	$395,398
Corporate bonds	207,241	2,312	(115)	209,438
Certificates of deposit	10,003	12	—	10,015
Municipal variable rate demand notes	295	—	—	295
Commercial paper	4,999	—	—	4,999
U.S. agency securities	67,244	807	(2)	68,049
Non-U.S. government securities	6,986	19	—	7,005
Total	$688,233	$7,093	$(127)	$695,199

The following table presents the gross unrealized losses and estimated fair value of the Company's investment securities, aggregated by investment type and length of time that individual investments securities have been in a continuous unrealized loss position (in thousands):

	December 25, 2011
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$11,984	$(4)	$—	$—	$11,984	$(4)
Corporate bonds	39,280	(614)	—	—	39,280	(614)
Certificates of deposit	2,998	(3)	—	—	2,998	(3)
U.S. agency securities	28,816	(119)	—	—	28,816	(119)
Non-U.S. government securities	1,012	(2)	—	—	1,012	(2)
Total	$84,090	$(742)	$—	$—	$84,090	$(742)
Number of securities with an unrealized loss		38		—		38

	June 26, 2011
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$14,348	$(10)	$—	$—	$14,348	$(10)
Corporate bonds	20,484	(115)	—	—	20,484	(115)
U.S. agency securities	6,518	(2)	—	—	6,518	(2)
Total	$41,350	$(127)	$—	$—	$41,350	$(127)
Number of securities with an unrealized loss		20		—		20

The contractual maturities of marketable investments at December 25, 2011 were as follows (in thousands):

	December 25, 2011
	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$89,687	$109,654	$—	$—	$199,341
Corporate bonds	64,957	104,535	—	—	169,492
Certificates of deposit	63,001	5,003	—	—	68,004
Municipal variable rate demand notes	—	—	—	2,795	2,795
Commercial paper	2,149	—	—	—	2,149
U.S. agency securities	10,235	62,568	—	—	72,803
Non-U.S. government securities	—	1,011	—	—	1,011
Total	$230,029	$282,771	$—	$2,795	$515,595

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

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of December 25, 2011, financial assets utilizing Level 1 inputs included money market funds and investments traded on active securities exchanges. Financial assets utilizing Level 2 inputs included certificates of deposit, corporate bonds, commercial paper, municipal bonds and variable rate demand notes, and U.S. agency securities and non-U.S. government securities. Level 2 assets are valued using a third-party pricing services consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company does not have any significant financial assets requiring the use of Level 3 inputs. There were no transfers between Level 1 and Level 2 during the six months ended December 25, 2011.
The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy and using the lowest level of input (in thousands):

	December 25, 2011				June 26, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$5,711	$—	$—	$5,711	$7,386	$—	$—	$7,386
Total cash equivalents	5,711	—	—	5,711	7,386	—	—	7,386
Short-term investments
Municipal bonds	—	199,341	—	199,341	—	395,398	—	395,398
Corporate bonds	—	169,492	—	169,492	—	209,438	—	209,438
Municipal variable rate demand notes	—	2,795	—	2,795	—	295	—	295
Certificates of deposit	—	68,004	—	68,004	—	10,015	—	10,015
Commercial paper	—	2,149	—	2,149	—	4,999	—	4,999
U.S. agency securities	—	72,803	—	72,803	—	68,049	—	68,049
Non-U.S. government securities	—	1,011	—	1,011	—	7,005	—	7,005
Total short-term investments	—	515,595	—	515,595	—	695,199	—	695,199
Total assets	$5,711	$515,595	$—	$521,306	$7,386	$695,199	$—	$702,585
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains from the sale of investments for the six months ended December 25, 2011 of approximately $1.0 million are included in “Other non-operating (loss) income, net” and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be “other-than-temporary.”
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

Note 6.    Intangible Assets
Intangible Assets, net
The following table reflects the components of intangible assets, net (in thousands):

	December 25, 2011	June 26, 2011
Customer relationships	$137,440	$52,620
Developed technology	148,160	51,860
In-process research and development	15,050	—
Non-compete agreements	9,800	—
Patent and license rights	174,454	83,884
	$484,904	$188,364
Accumulated amortization	(99,420)	(85,504)
Intangible assets, net	$385,484	$102,860
Total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, recognized during the three and six months ended December 25, 2011 was $8.8 and $14.1 million, respectively. For the three and six months ended December 26, 2010, total amortization expense, including amortization of acquisition related intangibles, patents and license rights was $3.8 and $7.6 million, respectively.
Total annual amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 24, 2012	$31,452
June 30, 2013	33,955
June 29, 2014	31,802
June 28, 2015	28,715
June 26, 2016	28,533
Goodwill
Goodwill increased by $291.8 million during the six months ended December 25, 2011 due to the acquisition of Ruud Lighting. Refer to “Note 2. Acquisitions” for the calculation of total goodwill recognized on the purchase.

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
As of December 25, 2011, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $200.0 million for all purchases from June 16, 2011 through the expiration of the program, as authorized by the Board of Directors and extended through June 24, 2012. During the six months ended December 25, 2011, the Company did not repurchase any shares under the repurchase program.

The following presents a summary of activity in comprehensive income, net (in thousands):

	Three Months Ended		Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Net income	$12,078	$49,775	$24,897	$107,811
Other comprehensive income:
Net unrealized loss on available-for-sale securities, net of tax benefit of $544, $1,177, $1,206 and $611 respectively	(899)	(1,945)	(1,991)	(1,010)
Currency Translation Loss	(1,103)	—	(583)	—
Comprehensive income	$10,076	$47,830	$22,323	$106,801

For the six months ended December 25, 2011 approximately $1.0 million of unrealized gains were reclassified out of accumulated other comprehensive income into earnings for the period, and are included in "Other non-operating (loss) income, net" in the Consolidated Statements of Income.

Note 8.    Earnings Per Share
The following presents the computation of basic earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Basic:
Net income	$12,078	$49,775	$24,897	$107,811
Weighted average common shares	115,536	108,364	113,701	108,032
Basic earnings per share	$0.10	$0.46	$0.22	$1.00
The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Diluted:
Net income	$12,078	$49,775	$24,897	$107,811
Weighted average common shares - basic	115,536	108,364	113,701	108,032
Dilutive effect of stock options, unvested shares and ESPP purchase rights	347	1,612	538	1,785
Weighted average common shares - diluted	115,883	109,976	114,239	109,817
Diluted earnings per share	$0.10	$0.45	$0.22	$0.98
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three and six months ended December 25, 2011, there were 8.1 and 6.6 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive. For three and six months ended December 26, 2010, there were 2.3 and 1.6 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

Note 9.  Stock-Based Compensation
The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. In addition, the Company has plans that have been terminated as to future grants, but under which options are currently outstanding. The Company also has an Employee Stock Purchase Plan ("ESPP") that provides employees with the opportunity to purchase the Company’s common stock at a discount. The ESPP was amended in the second quarter of fiscal 2012 to increase the six-month participation period to a twelve-month participation period, divided into two equal six-month purchase periods and provide for a look-back feature. At the end of each six-month period, employees purchase the

Company's common stock through the ESPP at 15% less than the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The plan amendment also provides for an automatic reset feature to start participants on a new twelve-month participation period if the share value declines during the first six-month purchase period.
Stock Option Awards
The following table summarizes outstanding option awards as of December 25, 2011, and changes during the six months then ended (shares in thousands):

	Number of Shares	Weighted-Average Exercise Price
Outstanding at June 26, 2011	6,467	$39.56
Granted	2,920	30.74
Exercised	(112)	23.64
Forfeited or expired	(311)	39.83
Outstanding at December 25, 2011	8,964	$36.88
Restricted Stock and Stock Unit Awards
A summary of nonvested shares of restricted stock and stock unit awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of December 25, 2011, and changes during the six months then ended, follows (shares in thousands):

	Number of Shares/Units	Weighted- Average Grant- Date Fair Value
Nonvested at June 26, 2011	509	$40.87
Granted	227	30.97
Vested	(177)	38.29
Forfeited	(28)	35.37
Nonvested at December 25, 2011	531	$37.79
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

Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
Income Statement Classification	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Cost of goods sold	$1,615	$1,351	$3,329	$2,483
Research and development	2,603	2,183	5,031	3,998
Sales, general and administrative	6,977	6,443	14,275	11,500
Total operating expenses	9,580	8,626	19,306	15,498
Total	$11,195	$9,977	$22,635	$17,981

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
At June 26, 2011, the Company had recorded $7.0 million of unrecognized tax benefits. During the six months ended December 25, 2011, there were no changes to that amount of recognized tax benefits. As a result, the total amount of unrecognized tax benefits as of December 25, 2011 is $7.0 million. If any portion of this $7.0 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $2.6 million of gross unrecognized tax benefits will change in the next 12 months.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. As of December 25, 2011, the Company had accrued $58 thousand of interest and penalties.
The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years ended June 29, 2008 and prior. For foreign purposes, the Company is generally no longer subject to examination for tax periods 2001 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2008. The Company is currently under examination by the Internal Revenue Service for fiscal 2009. The Company is also currently under inquiry by the Hong Kong Inland Revenue Department for fiscal 2008 and fiscal 2010.

Note 11.    Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at September 25, 2011	$3,860
Measurement period acquisition related warranty (See Note 2)	3,023
Warranties accrued in current period	323
Changes in estimates for pre-existing warranties	(400)
Expenditures	(958)
Balance at December 25, 2011	$5,848

Product warranties are provided for at the time the Company recognizes revenue. The warranty periods range from ninety days to ten years. The Company estimates these warranty liabilities as a percentage of revenue, based on historical knowledge of warranty costs and expected future warranty costs. If actual product failure rates materially differ from these estimates, revisions to the estimated warranty liability would be required. The Company evaluates its warranty reserve on a quarterly basis.

Litigation

The Company is a party to various legal proceedings. Information regarding material legal proceedings is contained in our Annual Report on Form 10-K for the year ended June 26, 2011, and updates to that disclosure, including with respect to the proceedings discussed below, are contained in our Quarterly Report on Form 10-Q for the quarter ended September 25, 2011. The following is provided as an update to the Company's legal proceedings as contained in those reports. Unless otherwise indicated, the potential losses for claims against the Company in these matters are not reasonably estimable.

Dow Corning Litigation
As previously reported, Dow Corning Compound Semiconductor Solutions, LLC filed a complaint against the Company in the U.S. District Court for the Eastern District of Michigan on September 27, 2011. The complaint, as subsequently amended, seeks a declaratory judgment that the plaintiff does not infringe three U.S. patents owned by the Company relating to high quality silicon carbide materials and that the patents are invalid. The Company has moved the court to dismiss the action for lack of subject matter jurisdiction on the grounds that at the time the complaint was filed there was no substantial or immediate controversy between the parties regarding the patents-in-suit.

Osram Sylvania and Lighting Science Group Litigation
As previously reported, Ruud Lighting, Inc. filed a complaint for patent infringement against Osram Sylvania, Inc. in the U.S. District Court for the Eastern District of Wisconsin on April 2, 2010 and Lighting Science Group Corporation intervened as a co-defendant in the action. In November 2011, the action was voluntarily dismissed without prejudice pursuant to a joint stipulation of the parties.

Cooper Lighting Litigation
As previously reported, Illumination Management Solutions, Inc., a subsidiary of Cooper Lighting, LLC, filed a complaint for patent infringement against Ruud Lighting in the U.S. District Court for the Eastern District of Texas on June 7, 2010. The action was later transferred to the U.S. District Court for the Eastern District of Wisconsin. As amended in January 2012, the complaint alleges that Ruud Lighting is infringing two U.S. patents owned by Illumination Management Solutions, No. 7,674,018 and No. 7,993,036, each entitled "LED Device for Wide Beam Generation." It also alleges that Ruud Lighting and its then president, Alan Ruud, who served on the plaintiff's board of directors in 2006 and 2007 when Ruud Lighting was a shareholder of the plaintiff, conspired to misuse confidential information obtained from the plaintiff to file patent applications and to obtain patents assigned to Ruud Lighting. The complaint seeks injunctive relief, damages and ownership of any interest in the patent applications and patents alleged to have been wrongfully filed and obtained.

As also previously reported, Ruud Lighting is a defendant in an action commenced by Illumination Management Solutions in the U.S. District Court for the Central District of California on June 8, 2010 and later transferred to the U.S. District Court for the Eastern District of Wisconsin. As amended in December 2011, the complaint names as defendants Ruud Lighting and two of its employees, Alan Ruud and Christopher Ruud, and asserts that the defendants engaged in wrongful acts arising out of the relationship between the plaintiff and Ruud Lighting in 2006 and 2007 when Ruud Lighting was a shareholder of the plaintiff and Alan Ruud served on the plaintiff's board of directors. The complaint alleges that the defendants breached fiduciary duties and otherwise acted improperly by pursuing a plan to compete with the plaintiff and that the defendants misused trade secrets and other information obtained from the plaintiff as fiduciaries and subject to a non-disclosure agreement. These allegedly wrongful acts included filing patent applications and obtaining patents assigned to Ruud Lighting on inventions claimed by the plaintiff. The complaint also alleges that Ruud Lighting: (a) marketed its LED products without reference to certain optical technology claimed by the plaintiff, thereby breaching a marketing agreement with the plaintiff and engaging in unfair competition and false advertising; (b) breached the marketing agreement by failing to give the plaintiff a right of first refusal to integrate the plaintiff's optical technology into Ruud Lighting LED products; and (c) committed fraud by entering into the marketing agreement without any intention to perform it. The complaint further alleges that the plaintiff is entitled to a correction of the inventors named in one or more patents to add a founder of the plaintiff as an inventor. The complaint seeks to recover damages, all profits and other gains realized by defendants as a result of the acts complained of, attorneys' fees, ownership of any interest in the patent applications and patents alleged to have been wrongfully filed and obtained, and correction of the named inventors on one or more patents.

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

Overview

Cree, Inc. (Cree, we, our, or us) is a leading innovator of lighting-class light emitting diode (LED) products, lighting products and semiconductor products for power and radio-frequency (RF) applications. Our products are targeted for applications such as general illumination, video displays, automotive, electronic signs and signals, power supplies and solar inverters.

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

In addition, we develop, manufacture and sell power and RF devices. Our power products are made from SiC and provide faster switching speeds than comparable silicon-based power devices. Our RF devices are made from SiC or GaN and produce higher power densities as compared to silicon or gallium arsenide devices.

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

•
Intense and Constantly Evolving Competitive Environment. Competition in the industry is intense and new companies have entered and are entering the LED market, with many companies making significant investments in LED production equipment. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share and to increase the utilization of their production capacity. Currently, many LED suppliers are reporting excess or underutilized factory capacity which generally leads to a more aggressive pricing environment. To remain competitive, market participants must continuously increase product performance and reduce costs to offset lower average sales prices. To address this pricing pressure, we have invested in cost reduction activities including lower cost product designs, yield and productivity improvements, and the development of 150mm wafer production, which is intended to reduce our costs of producing LED chips. The effectiveness of these activities will vary based on overall factory utilization rates, which are driven primarily by market demand.

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

Highlights of the Second Quarter Fiscal 2012
The following is a summary of our financial results for the three months ended December 25, 2011:

•	Our year over year revenues increased to $304.1 million from $257.0 million.

•
Operating income was $12.2 million in the second quarter of fiscal 2012 compared to $55.4 million in the second quarter of fiscal 2011. Net income per diluted share was $0.10 compared to $0.45 for the second quarter of fiscal 2011;

•	Inventory decreased to $187.4 million at December 25, 2011 compared to $203.6 million at September 25, 2011;

•	We spent $53.0 million on capital expenditures during the six months ended December 25, 2011 compared to $126.4 million during the six months ended December 26, 2010; and

•	Combined cash, cash equivalents and marketable investments increased to $687.2 million at December 25, 2011 compared to $632.2 million at September 25, 2011.

Business Outlook

We project that the markets for our products will remain highly competitive during the remainder of fiscal 2012. We anticipate focusing on the following key areas in response to this competitive environment:

•
Build on our market leadership and drive adoption of LED lighting. We are focused on developing innovative new LED lighting systems to drive adoption, and new LED components that enable our customers to deliver a more competitive payback versus traditional lighting. In August 2011, we acquired Ruud Lighting, a leading innovator of LED lighting products, which we believe gives us a stronger product portfolio to drive LED adoption and expand the market for LED lighting. We plan to continue to invest in both our LED lighting and LED component product lines to increase performance, enable lower lighting system costs with shorter paybacks and find new ways to drive the market and o bsolete old, energy-wasting lighting technology.

•
Accelerate cost reductions and drive operational improvements to increase the profitability of our business. We target lower LED costs from new lower cost product designs, yield and productivity improvements and the conversion to 150mm wafers. In the near term, cost reductions may be offset by the aggressive pricing environment and low factory utilization. It will take time and increased volume to fully realize the benefit of many of these improvements. We are also delaying the rate of conversion to 150mm wafer production to take advantage of existing 100mm capacity to optimize the current factory to deliver the lowest cost in the near term. We are continuing work to enable the full conversion as business needs warrant over the next three to six quarters. We plan to lower LED lighting system costs with new product designs that are under development and we target improved operating leverage over time from higher revenues across our LED lighting systems and component product lines.

•
Expand the power and RF product line beyond niche applications. SiC power devices can deliver better performance and increased payback against silicon (Si) based power devices in applications where efficiency and reliability is an important criteria. We target continued investment in R&D for new diode and switch products focused on more mainstream and higher volume power switching applications. We are managing the product line through a slowdown in solar inverter demand. We target the combination of new products, improved market demand and expanded sales coverage to drive growth in the product line.

Results of Operations
The following table sets forth certain consolidated statement of income data for the periods indicated:

	Three Months Ended				Six Months Ended
	December 25, 2011		December 26, 2010		December 25, 2011		December 26, 2010
(in thousands, except per share amounts and percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$304,118	100%	$256,983	100%	$573,098	100%	$525,420	100%
Cost of revenue, net	199,000	65%	135,837	53%	369,952	65%	273,745	52%
Gross profit	105,118	35%	121,146	47%	203,146	35%	251,675	48%
Research and development	35,886	12%	29,233	11%	70,288	12%	53,965	10%
Sales, general and administrative	49,176	16%	33,366	13%	94,715	17%	62,568	12%
Amortization of acquisition related intangibles	7,367	2%	2,706	1%	11,292	2%	5,412	1%
Loss on disposal or impairment of long-lived assets	497	—%	429	—%	1,272	—%	901	—%
Operating income	12,192	4%	55,412	22%	25,579	4%	128,829	25%
Other non-operating (loss) income, net	(111)	—%	63	—%	863	—%	1	—%
Interest income, net	1,800	1%	2,170	1%	3,769	1%	4,186	1%
Income from operations before income taxes	13,881	5%	57,645	22%	30,211	5%	133,016	25%
Income tax expense	1,803	1%	7,870	3%	5,314	1%	25,205	5%
Net income	12,078	4%	49,775	19%	24,897	4%	107,811	21%
Diluted earnings per share	$0.10		$0.45		$0.22		$0.98

Revenues

Our revenues are presented below in the following categories: LED products, lighting products and power and RF products, which represents a change from our prior presentation. Revenues for the three and six months ended December 25, 2011 and December 26, 2010 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 25, 2011	December 26, 2010	Change		December 25, 2011	December 26, 2010	Change
LED products	$194,162	$209,984	$(15,822)	(8)%	$390,940	$438,749	$(47,809)	(11)%
Percent of revenues	64%	81%			68%	83%
Lighting products	95,736	19,715	76,021	386%	147,409	35,316	112,093	317%
Percent of revenues	31%	8%			26%	7%
Power and RF products	14,220	27,284	(13,064)	(48)%	34,749	51,355	(16,606)	(32)%
Percent of revenues	5%	11%			6%	10%
Total revenues	$304,118	$256,983	$47,135	18%	$573,098	$525,420	$47,678	9%
LED Products
We derive the largest portion of our revenue from the sale of our LED products which comprised approximately 64% and 81% of our total revenues for the second quarter of fiscal 2012 and fiscal 2011, respectively.

Revenue from LED products decreased approximately 8% to $194.2 million in the second quarter of fiscal 2012 from $210.0 million in the second quarter of fiscal 2011. For the six months ended December 25, 2011, revenue from our LED products decreased approximately 11% to $390.9 million from $438.7 million for the six months ended December 26, 2010. These decreases were primarily due to generally weaker demand and downward pricing pressure. Although the blended average selling price (ASP) for our LED chips decreased, the ASP for our LED products overall increased by 22.4% in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. This increase was primarily due to a higher product mix of LED components, which have a higher ASP.
Lighting Products
Revenues from lighting products comprised approximately 31% and 8% of our total revenues for the second quarter of fiscal 2012 and fiscal 2011, respectively.

Revenue from lighting products increased approximately 386% to $95.7 million in the second quarter of fiscal 2012 from $19.7 million in the second quarter of fiscal 2011. For the six months ended December 25, 2011, revenue from our lighting products increased approximately 317% to $147.4 million from $35.3 million for the six months ended December 26, 2010. These increases were due to an increase in the sales of our existing products and sales of product offerings acquired from Ruud Lighting. The ASP for our lighting products increased by 24.9% in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.
Power and RF Products
Revenues from power and RF products comprised approximately 5% and 11% of our total revenues for the second quarter of fiscal 2012 and fiscal 2011, respectively.

Revenue from power and RF decreased approximately 48% to $14.2 million in the second quarter of fiscal 2012 from $27.3 million in the second quarter of fiscal 2011. For the six months ended December 25, 2011, revenue from our power and RF products decreased approximately 32% to $34.7 million from $51.4 million for the six months ended December 26, 2010. The decreases in our power and RF products revenue were primarily due to a lower demand in the solar inverter markets and the delay of RF orders related to military programs. The ASP for our power and RF products decreased by 7.6% in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

Gross Profit
Cost of revenue includes materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products. Gross profit in dollars and gross margin were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 25, 2011	December 26, 2010	Change		December 25, 2011	December 26, 2010	Change
Total gross profit	$105,118	$121,146	$(16,028)	(13)%	$203,146	$251,675	$(48,529)	(19)%
Gross margin	35%	47%			35%	48%

Gross profit in the second quarter of fiscal 2012 decreased approximately 13% to $105.1 million from $121.1 million in the second quarter of fiscal 2011. For the six months ended December 25, 2011, gross profit decreased approximately 19% to $203.1 million from $251.7 million for the six months ended December 26, 2010. Additionally, for the second quarter of fiscal

2012 our gross margin decreased to 35% from 47% in the second quarter of fiscal 2011. For the six months ended December 25, 2011, our gross margin decreased to 35% from 48% for the six months ended December 26, 2010. Factors contributing to the decrease in gross profit and gross margin were an aggressive pricing environment for LED chips and components and overall lower factory utilization.
Research and Development

Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee compensation and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 25, 2011	December 26, 2010	Change		December 25, 2011	December 26, 2010	Change
Research and development	$35,886	$29,233	$6,653	23%	$70,288	$53,965	$16,323	30%
Percent of revenues	12%	11%			12%	10%

Research and development expenses in the second quarter of fiscal 2012 increased 23% to $35.9 million from $29.2 million in the second quarter of fiscal 2011. For the six months ended December 25, 2011, research and development expenses increased 30% to $70.3 million from $54.0 million for the six months ended December 26, 2010. These increases were primarily due to increased spending on research and development activities focused on new LED chips, LED components, LED lighting products, power products and the incremental research and development expense incurred from the acquisition of Ruud Lighting. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including: the timing of new product introductions, timing of expenditures and the number and nature of our ongoing research and development activities. However, we anticipate that in general our research and development expenses will continue to increase over time to support future growth.

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

	Three Months Ended				Six Months Ended
	December 25, 2011	December 26, 2010	Change		December 25, 2011	December 26, 2010	Change
Sales, general and administrative	$49,176	$33,366	$15,810	47%	$94,715	$62,568	$32,147	51%
Percent of revenues	16%	13%			17%	12%

Sales, general and administrative expenses in the second quarter of fiscal 2012 increased 47% to $49.2 million from $33.4 million in the second quarter of fiscal 2011. For the six months ended December 25, 2011, sales, general and administrative expenses increased 51% to $94.7 million from $62.6 million for the six months ended December 26, 2010. The increase in the second quarter of fiscal 2012 from fiscal 2011 is primarily due to an increase in spending on sales and marketing for lighting products as we continue to expand our direct sales resources and channels and invest in building and promoting the Cree brand, as well as the incremental sales, general and administrative expenses associated with Ruud Lighting. Additionally, we incurred increased legal costs associated with patent litigation and transaction costs associated with the acquisition of Ruud Lighting.
Amortization of Acquisition Related Intangibles

As a result of our acquisitions, we have recorded various intangible assets that require amortization, including customer relationships and developed technologies. During fiscal 2007, we acquired INTRINSIC Semiconductor Corporation and

COTCO Luminant Device Limited (now Cree Hong Kong Limited) (COTCO), resulting in $63.7 million of amortizable intangible assets principally composed of customer relationships and developed technology. In fiscal 2008, we acquired LLF, resulting in an additional $41.2 million of amortizable intangible assets. These intangible assets are principally composed of developed technology that specifically relates to technologies underlying the development of LED lighting products for the general illumination market. During fiscal 2012, we acquired Ruud Lighting, resulting in $206.0 million of amortizable intangible assets consisting of developed technology, customer relationships, trade names, in-process research and development, and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 25, 2011	December 26, 2010	Change		December 25, 2011	December 26, 2010	Change
INTRINSIC	$186	$186	$—	—%	$372	$372	$—	—%
COTCO	1,264	1,734	(470)	(27)%	2,528	3,468	(940)	(27)%
LLF	750	786	(36)	(5)%	1,500	1,572	(72)	(5)%
Ruud Lighting	5,167	—	5,167	100%	6,892	—	6,892	100%
Total	$7,367	$2,706	$4,661	172%	$11,292	$5,412	$5,880	109%

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

	Three Months Ended				Six Months Ended
	December 25, 2011	December 26, 2010	Change		December 25, 2011	December 26, 2010	Change
Loss on disposal or impairment of long-lived assets, net	$497	$429	$68	16%	$1,272	$901	$371	41%

We recorded a net loss of $0.5 million on the disposal of long-lived assets in the second quarter of fiscal 2012 compared to a net loss of $0.4 million in the second quarter of fiscal 2011. For the six months ended December 25, 2011, we recorded a loss of $1.3 million compared to $0.9 million for the six months ended December 26, 2010. These net losses resulted from the disposal of equipment due to manufacturing process changes and the impairment of certain capitalized patent costs.
Non-Operating Income
The following table sets forth our non-operating income (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 25, 2011	December 26, 2010	Change		December 25, 2011	December 26, 2010	Change
Other non-operating (loss) income, net	$(111)	$63	$(174)	(276)%	$863	$1	$862	86,200%
Interest income, net	1,800	2,170	(370)	(17)%	3,769	4,186	(417)	(10)%
Total	$1,689	$2,233	$(544)	(24)%	$4,632	$4,187	$445	11%

We have no debt or lines of credit with activity and we are in a net interest income position. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities, municipal bonds, and other fixed interest rate investments. The primary objective of our investment policy is preservation of principal.

Other non-operating (loss) income, net, is comprised primarily of gains on sales of investments and foreign exchange gains and losses. The decrease for the three months ended December 25, 2011 compared to the three months ended December

26, 2010 is due to foreign exchange losses. The increase for the six months ended December 25, 2011 compared to the six months ended December 26, 2010 is primarily from gains on sales of investments liquidated in order to fund our acquisition of Ruud Lighting.
Income Tax Expense
The following table sets forth our income tax expense in dollars (in thousands, except percentages) and our effective tax rate:

	Three Months Ended				Six Months Ended
	December 25, 2011	December 26, 2010	Change		December 25, 2011	December 26, 2010	Change
Income tax expense	$1,803	$7,870	$(6,067)	(77)%	$5,314	$25,205	$(19,891)	(79)%
Effective Tax Rate	13.0%	13.7%			17.6%	18.9%

The variation between our effective tax rate and the U.S. statutory rate of 35% is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a material impact on our periodic effective tax rate.

We recorded income tax expense of $1.8 million for an effective tax rate of 13.0% in the second quarter of fiscal 2012 as compared to income tax expense of $7.9 million for an effective tax rate of 13.7% in the second quarter of fiscal 2011. For the six months ended December 25, 2011, we recorded income tax expense of $5.3 million for an effective tax rate of 17.6% compared to income tax expense of $25.2 million for an effective tax rate of 18.9% for the six months ended December 26, 2010. The decrease in our effective tax rate for the six month comparable period is primarily due to the increased impact of tax credits relative to lower year over year pre-tax income.

Liquidity and Capital Resources
Overview

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable investments and cash generated from operations. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have no debt or active lines of credit and have minimal lease commitments.

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
Financial Condition

Our liquidity and capital resources depend on our cash flows from operations and our working capital. Our working capital decreased to $955.4 million as of December 25, 2011 from $1,316.6 million at June 26, 2011, primarily due to cash used to fund our acquisition of Ruud Lighting in the first quarter of fiscal 2012. The following table presents the components of our cash conversion cycle for our second quarter of fiscal 2012 and fourth quarter of fiscal 2011:

	December 25, 2011	June 26, 2011	Change
Days of sales outstanding(a)	46	44	2	5%
Days of supply in inventory(b)	85	106	(21)	(20)%
Days in accounts payable(c)	(37)	(46)	9	(20)%
Cash conversion cycle	94	104	(10)	(10)%

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

The decrease in the cash conversion cycle was primarily driven by a reduction in days supply in inventory which was the result of increased sales and better management of factory loading.

As of December 25, 2011, all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at December 25, 2011 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in value of the securities in our portfolio are considered to be temporary in nature and we do not believe these securities are impaired as of December 25, 2011.

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
Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Six Months Ended
	December 25, 2011	December 26, 2010	Change
Cash provided by operating activities	$122,237	$145,756	$(23,519)	(16)%
Cash used in investing activities	(344,697)	(117,122)	(227,575)	194%
Cash provided by financing activities	2,849	39,254	(36,405)	(93)%
Effects of foreign exchange changes	664	238	426	179%
Net (decrease) increase in cash and cash equivalents	$(218,947)	$68,126
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $122.2 million in the first six months of fiscal 2012 compared to $145.8 million for the first six months of fiscal 2011. This decrease was primarily driven by a year over year decline in our net income.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and purchase of patent and license rights. Net cash used in investing activities was $344.7 million for the first six months of fiscal 2012 compared to $117.1 million for the first six months of fiscal 2011. This year over year increase to cash used in investing activities was primarily the result of the $457.2 million cash portion of the purchase price for our acquisition of Ruud Lighting in the first quarter of fiscal 2012, which was partially offset by a decrease in capital expenditures and an increase in our proceeds from the sale and maturity of investments, which were liquidated to pay for the Ruud Lighting acquisition.

We will continue to closely monitor our capital expenditures, while making strategic investments to develop our existing products, pursue strategic initiatives where appropriate, and invest in our manufacturing and information technology infrastructure to meet the needs of our business. We target committing capital of approximately $75 to $80 million in fiscal 2012 for capital expenditures.

Cash Flows from Financing Activities
Net cash provided by financing activities was $2.8 million for the first six months of fiscal 2012 compared to $39.3 million for the first six months of fiscal 2011. This change was primarily due to the lower issuance of shares related to option exercises.
Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 25, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
While we intend to focus on managing our costs and expenses, over the long term we expect to invest substantially to support our growth and may have additional unexpected costs. For example, in November 2011, we broke ground on a 208,000 square foot expansion to our Wisconsin manufacturing facility to expand our capacity to manufacture and assemble LED lighting and we continue to expand our LED production facilities in China. However, such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. There are also inherent execution risks in starting up a new factory or expanding production capacity that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control during the start-up phase.

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

We operate in an industry that is subject to significant fluctuation in supply and demand that affects our revenue and profitability.
The LED lighting industry is in the early stages of adoption and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The industry has experienced significant fluctuations, often in connection with, or in anticipation of product cycles and changes in general economic conditions. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. We have experienced these conditions in our business in the past, are currently experiencing these conditions, and may experience such conditions in the future, which could have a material negative impact on our business and results of operations.

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

As competition increases, in order to continue to grow our business, we need to continue to develop new products that meet or exceed the needs of our customers. Additionally, we anticipate that increased competition will result in pressure to lower the selling prices of our products. Therefore, our ability to continually produce more efficient, higher brightness LEDs and lighting products that meet the evolving needs of our customers at lower costs will be critical to our success. Competitors may also try to align with some of our strategic customers. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.

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
Through acquisitions and organic growth, including our recent acquisition of Ruud Lighting, we continue to expand into new markets. Many of our existing customers who purchase our LED chips and LED components develop and manufacture products using those chips and components that are offered into the same markets. As a result, some of our current customers perceive us as a competitor in these new markets. In response, our customers may reduce or discontinue their orders for our products. This reduction in or discontinuation of orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.

Our results of operations, financial condition and business could be harmed if we are unable to balance customer demand and capacity.
As customer demand for our products changes, we must be able to ramp up or adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. For example, in November of 2011, we broke ground on a 208,000 square foot expansion to our Wisconsin manufacturing facility to expand our capacity to manufacture and assemble LED lighting and we continue to expand our LED production facilities in China. If we are not able to increase our production capacity at our targeted rate, or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets.

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
From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions or divestitures. We acquired Ruud Lighting in August 2011 and LED Lighting Fixtures, Inc. (LLF) in February 2008. If we choose to enter into such transactions, we face certain risks, such as the failure of an acquired business to meet our performance expectations, diversion of management attention, identification of additional liabilities relating to the acquired business, retention of existing customers of our current and acquired businesses due to concerns that new product lines may be in competition with the customers of existing product lines or otherwise, and difficulty integrating an acquired business's operations, personnel and financial and operating systems into our current business.

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
We are often involved in patent infringement litigation as described in Note 11, “Commitments and Contingencies,” to our consolidated financial statements included in Item 1 of this Quarterly Report and as described in more detail in Note 13, "Commitments and Contingencies" to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 26, 2011 (as updated by our current and periodic reports filed with the Securities and Exchange Commission). Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.

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

New regulations related to conflict-free minerals may force us to incur additional expenses
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, the SEC is required to establish new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. When these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, we cannot ensure that we will be able to obtain minerals at competitive prices and there may be additional costs associated with complying with the new due diligence procedures as required by the SEC. In addition, as our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement.

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
10.1
2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 25, 2011, as filed with the Securities and Exchange Commission on October 27, 2011)

10.2
2005 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 25, 2011, as filed with the Securities and Exchange Commission on October 27, 2011)

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
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements(a)

(a)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

January 18, 2012

/s/ John T. Kurtzweil
John T. Kurtzweil
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 25, 2011, as filed with the Securities and Exchange Commission on October 27, 2011)

10.2
2005 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 25, 2011, as filed with the Securities and Exchange Commission on October 27, 2011)

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
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements(a)

(a)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.