Form 10-Q
period 2012-03-25
CREE INC
filed 2012-04-18
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2012
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 11, 2012, was 116,152,940.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended March 25, 2012

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
CONSOLIDATED BALANCE SHEETS

	March 25, 2012	June 26, 2011
	(unaudited)
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$191,057	$390,598
Short-term investments	519,037	695,199
Total cash, cash equivalents, and short-term investments	710,094	1,085,797
Accounts receivable, net	168,208	118,469
Income tax receivable	1,201	6,796
Inventories	196,835	176,482
Deferred income taxes	18,854	17,857
Prepaid expenses and other current assets	56,340	51,494
Total current assets	1,151,532	1,456,895
Property and equipment, net	594,468	555,929
Intangible assets, net	380,356	102,860
Goodwill	616,982	326,178
Other assets	7,670	4,860
Total assets	$2,751,008	$2,446,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$90,556	$76,593
Accrued salaries and wages	34,196	18,491
Income taxes payable	1,955	15,493
Other current liabilities	33,142	29,739
Total current liabilities	159,849	140,316
Long-term liabilities:
Deferred income taxes	21,902	21,902
Other long-term liabilities	24,509	22,940
Total long-term liabilities	46,411	44,842
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 25, 2012 and June 26, 2011; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at March 25, 2012 and June 26, 2011; 116,165 and 109,607 shares issued and outstanding at March 25, 2012 and June 26, 2011, respectively	144	136
Additional paid-in-capital	1,843,975	1,593,530
Accumulated other comprehensive income, net of taxes	11,436	13,091
Retained earnings	689,193	654,807
Total shareholders’ equity	2,544,748	2,261,564
Total liabilities and shareholders’ equity	$2,751,008	$2,446,722
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
	(Thousands, except per share amounts)
Revenue, net	$284,801	$219,168	$857,899	$744,588
Cost of revenue, net	185,388	127,773	555,340	401,518
Gross profit	99,413	91,395	302,559	343,070
Operating expenses:
Research and development	36,148	31,016	106,436	84,981
Sales, general and administrative	50,074	37,603	144,789	100,171
Amortization of acquisition-related intangibles	7,368	2,693	18,660	8,105
Loss on disposal or impairment of long-lived assets	816	405	2,088	1,306
Total operating expenses	94,406	71,717	271,973	194,563
Operating income	5,007	19,678	30,586	148,507
Non-operating income:
Other non-operating income, net	324	106	1,187	107
Interest income, net	1,859	2,170	5,628	6,356
Income from operations before income taxes	7,190	21,954	37,401	154,970
Income tax (benefit) expense	(2,299)	3,073	3,015	28,278
Net income	$9,489	$18,881	$34,386	$126,692
Earnings per share:
Basic net income per share	$0.08	$0.17	$0.30	$1.17
Diluted net income per share	$0.08	$0.17	$0.30	$1.15
Shares used in per share calculation:
Basic	115,641	108,948	114,348	108,338
Diluted	116,074	110,323	114,879	110,007
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	March 25, 2012	March 27, 2011

Cash flows from operating activities:
Net income	$34,386	$126,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,855	78,456
Stock-based compensation	34,884	28,293
Excess tax benefit from share-based payment arrangements	(263)	(10,152)
Loss on disposal or impairment of long-lived assets	2,088	1,306
Amortization of premium/discount on investments	6,099	11,711
Changes in operating assets and liabilities:
Accounts receivable	(25,321)	(8,542)
Inventories	19,184	(56,788)
Prepaid expenses and other assets	7,004	(12,012)
Accounts payable, trade	(430)	18,047
Accrued salaries and wages and other liabilities	(11,909)	9,911
Net cash provided by operating activities	170,577	186,922
Cash flows from investing activities:
Purchases of property and equipment	(75,206)	(189,233)
Payment of LLF contingent consideration	—	(13,159)
Purchases of investments	(234,622)	(309,472)
Proceeds from maturities of investments	127,805	224,298
Proceeds from sale of property and equipment	5	1
Proceeds from sale of available-for-sale investments	274,453	78,258
Purchase of Ruud Lighting, net of cash acquired	(456,008)	—
Purchases of patent and licensing rights	(11,959)	(8,821)
Net cash used in investing activities	(375,532)	(218,128)
Cash flows from financing activities:
Net proceeds from issuance of common stock	4,035	33,616
Excess tax benefit from share-based payment arrangements	263	10,152
Net cash provided by financing activities	4,298	43,768
Effects of foreign exchange changes on cash and cash equivalents	1,116	420
Net (decrease) increase in cash and cash equivalents	(199,541)	12,982
Cash and cash equivalents:
Beginning of period	390,598	397,431
End of period	$191,057	$410,413
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

The Company's LED products consist of LED components, LED chips, and SiC wafers. As LED technology improves, the Company believes the potential market for LED lighting will continue to expand. The Company's success in selling LED products depends upon its ability to drive adoption and offer innovative products and solutions that enable its customers to develop and market LED based products that successfully compete against traditional lighting products.

The Company's lighting products consist of both LED and traditional lighting systems. The Company designs, manufactures and sells lighting systems for indoor and outdoor applications, with its primary focus on LED lighting systems for the commercial and industrial markets. The Company also uses its LED systems expertise to accelerate LED lighting adoption and expand the market for its LED components.

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
Basis of Presentation
The consolidated balance sheet at March 25, 2012 and the consolidated statements of income for the three and nine months ended March 25, 2012 and March 27, 2011, and the consolidated statements of cash flows for the nine months ended March 25, 2012 and March 27, 2011 (“consolidated financial statements”) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at March 25, 2012, and for all periods presented, have been made. The consolidated balance sheet at June 26, 2011 has been derived from the audited financial statements as of that date.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2011 (“fiscal 2011”). The results of operations for the three and nine months ended March 25, 2012 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 24, 2012 (“fiscal 2012”).
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
Recently Issued Accounting Pronouncements
Presentation of Comprehensive Income
In June 2011, the FASB issued new guidance concerning the presentation of total comprehensive income and its components. Under this guidance an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. In December 2011, the FASB issued an accounting standards update that defers the presentation requirement for other comprehensive income reclassifications on the face of the financial statements. This guidance, as amended, will become effective for the Company beginning in the first quarter of the fiscal year ending June 30, 2013. The Company's adoption of the new accounting guidance is not expected to have a significant impact on its consolidated financial statements.

Note 2.    Acquisitions
Acquisition of Ruud Lighting, Inc.
On August 17, 2011, the Company entered into a Stock Purchase Agreement with all of the shareholders of Ruud Lighting, Inc. ("Ruud Lighting"). Pursuant to the terms of the Stock Purchase Agreement and concurrently with the execution of the Stock Purchase Agreement, the Company acquired all of the outstanding share capital of Ruud Lighting in exchange for consideration consisting of 6.1 million shares of the Company's common stock and $372.2 million cash, subject to certain post-closing adjustments. In the third quarter of fiscal 2012 the Company finalized certain post-closing working capital adjustments with the former shareholders of Ruud Lighting, resulting in a $1.6 million reduction in the purchase price. This adjustment to the purchase price has been reflected as a reduction of goodwill. The acquisition allows the Company to expand its product portfolio into outdoor LED lighting.
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

The total purchase price for this acquisition is as follows (in thousands):

Cash consideration paid to stockholders	$372,235
Fair value of common stock issued by the Company (1)	211,040
Fair value of debt paid on behalf of stockholders	84,991
Post-closing working capital adjustment (2)	(1,623)
Total purchase price	$666,643
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
(2) In accordance with the stock purchase agreement, the post-closing working capital adjustment was composed of approximately $1.0 million in cash and the return of 15,895 shares of the Company's common stock, each of which were received in the fourth quarter of fiscal 2012.

The Company incurred total transaction costs related to the acquisition of approximately $3.6 million, of which, $3.1 million were expensed in the first quarter of fiscal 2012 in accordance with U.S. GAAP.

The following table presents the allocation of the purchase price for this acquisition to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

	August 17, 2011 (As initially reported)	Measurement Period Adjustments	August 17, 2011 (As adjusted)
Tangible assets:
Cash and cash equivalents	$3,081	$—	$3,081
Accounts receivable	25,698	(375)	25,323
Inventories	39,330	(461)	38,869
Property and equipment	45,946	(233)	45,713
Other assets	4,727	—	4,727
Total tangible assets	$118,782	$(1,069)	$117,713
Intangible assets:
Developed technology	$96,300	$—	$96,300
Customer relationships	84,820	—	84,820
Trade names	82,950	—	82,950
In-process research & development	15,050	—	15,050
Non-compete agreements	9,800	—	9,800
Goodwill	287,431	3,371	290,802
Total intangible assets	$576,351	$3,371	$579,722
Liabilities assumed:
Accounts payable	$12,943	$—	$12,943
Accrued expenses and liabilities	10,116	902	11,018
Warranty liabilities	2,600	3,023	5,623
Other long-term liabilities	1,208	—	1,208
Total liabilities assumed	$26,867	$3,925	$30,792
Net assets acquired	$668,266	$(1,623)	$666,643

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available through the balance sheet date and are provisional. The Company believes that this information provides a reasonable basis for estimating the fair values but is waiting for certain additional information necessary to finalize those amounts, including certain litigation and taxes. Thus, the provisional measurements of fair value reflected are subject to change.

Acquired finished goods and work-in-process inventory was valued at its estimated selling price less the sum of costs of disposal and a reasonable profit allowance for the Company's selling effort and, with respect to work-in-process inventory, estimated costs to complete. This resulted in a fair value adjustment that increased finished goods inventory approximately $1.5 million. Raw material inventory has been valued at current replacement cost, resulting in a write down of approximately $0.7 million. As of March 25, 2012, the Company has recognized the net step up of $0.8 million in its cost of revenue.

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

The assets, liabilities, and operating results of Ruud Lighting have been included in the Company's consolidated financial statements from the date of acquisition. The results of Ruud Lighting reflected in the Company's Consolidated Statements of Income from the date of acquisition (August 17, 2011) to March 25, 2012 are as follows (in thousands, except per share data):

	Three Months Ended	Since Acquisition Date to
	March 25, 2012	March 25, 2012
Revenue	$56,598	$140,089
Operating Income/(Loss)	(1,376)	(251)
Net Income/(Loss)	(1,207)	(552)
Basic net income/(loss) per share	$(0.01)	$—
Diluted net income/(loss) per share	$(0.01)	$—

Amortization expense related to identifiable intangible assets associated with the Ruud Lighting acquisition, included in the table above, was $5.2 million and $12.1 million, for the three months ended March 25, 2012 and the period since acquisition date to March 25, 2012, respectively.
The following supplemental pro forma information (in thousands, except per share data) presents the financial results as if the Ruud Lighting transaction had occurred at the beginning of the 2011 fiscal year for the nine months ended March 25, 2012 and the three and nine months ended March 27, 2011. Financial results for the three months ended March 25, 2012, which are included in the Consolidated Statements of Income, are actual results and therefore have not been presented in the table below.

	Three Months Ended	Nine Months Ended
	March 27, 2011	March 25, 2012	March 27, 2011
Revenue	$266,524	$888,231	$890,040
Operating Income	18,321	28,879	142,369
Net income	16,443	32,401	121,876
Earnings per share, basic	$0.14	$0.28	$1.07
Earnings per share, diluted	$0.14	$0.28	$1.05

The total revenue for Ruud Lighting included in the pro forma table above was $49.3 million for the three months ended March 27, 2011. The total revenue for Ruud Lighting included in the pro forma table above was $171.6 million and $156.7 million for the nine months ended March 25, 2012 and March 27, 2011, respectively. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Ruud Lighting to give effect to events that are directly attributable to the Ruud Lighting transactions, including the elimination of sales to Ruud Lighting prior to acquisition, additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property and equipment and intangible assets, had been applied at the beginning of the 2011 fiscal year, together with the consequential tax effects. Excluded from the pro forma net income and the earnings per share amounts for the nine months ended March 25, 2012 are one-time acquisition costs of $3.1 million attributable to the Ruud Lighting transaction. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the 2011 fiscal year, nor is it indicative of any future results.

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

Note 3.    Financial Statement Details
Accounts Receivable, net
The following is a summary of the components of accounts receivable, net (in thousands):

	March 25, 2012	June 26, 2011
Billed trade receivables	$182,508	$137,799
Unbilled contract receivables	1,854	1,038
	184,362	138,837
Allowance for sales returns, discounts, and other incentives	(14,391)	(19,615)
Allowance for bad debts	(1,763)	(753)
Total accounts receivable, net	$168,208	$118,469
Inventories
The following is a summary of the components of inventories (in thousands):

	March 25, 2012	June 26, 2011
Raw material	$61,486	$38,781
Work-in-progress	76,461	74,816
Finished goods	58,888	62,885
Total inventories	$196,835	$176,482
Revenues, net
Revenues were comprised of the following product groups (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
LED products	$180,944	$172,439	$571,884	$611,188
Percent of revenue	64%	79%	67%	82%
Lighting products	$86,527	$21,829	$233,936	$57,145
Percent of revenue	30%	10%	27%	8%
Power and RF products	$17,330	$24,900	$52,079	$76,255
Percent of revenue	6%	11%	6%	10%
Total revenue	$284,801	$219,168	$857,899	$744,588

Note 4.    Investments
Short-term investments consist of high grade municipal and corporate bonds and other debt securities. The Company classifies its marketable securities as available-for-sale. This is based upon management’s determination that the underlying cash invested in these securities is available for operations as necessary.

The following table provides a summary of marketable investments by type (in thousands):

	March 25, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$202,208	$2,377	$(143)	$204,442
Corporate bonds	179,893	1,912	(88)	181,717
Certificates of deposit	65,000	—	—	65,000
U.S. agency securities	64,283	486	(2)	64,767
Non-U.S. government securities	3,112	—	(1)	3,111
Total	$514,496	$4,775	$(234)	$519,037

	June 26, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$391,465	$3,943	$(10)	$395,398
Corporate bonds	207,241	2,312	(115)	209,438
Certificates of deposit	10,003	12	—	10,015
Municipal variable rate demand notes	295	—	—	295
Commercial paper	4,999	—	—	4,999
U.S. agency securities	67,244	807	(2)	68,049
Non-U.S. government securities	6,986	19	—	7,005
Total	$688,233	$7,093	$(127)	$695,199

The following table presents the gross unrealized losses and estimated fair value of the Company's investment securities, aggregated by investment type and length of time that individual investments securities have been in a continuous unrealized loss position (in thousands):

	March 25, 2012
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$21,888	$(143)	$—	$—	$21,888	$(143)
Corporate bonds	25,936	(88)	—	—	25,936	(88)
U.S. agency securities	2,997	(2)	—	—	2,997	(2)
Non-U.S. government securities	3,111	(1)	—	—	3,111	(1)
Total	$53,932	$(234)	$—	$—	$53,932	$(234)
Number of securities with an unrealized loss		26		—		26

	June 26, 2011
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$14,348	$(10)	$—	$—	$14,348	$(10)
Corporate bonds	20,484	(115)	—	—	20,484	(115)
U.S. agency securities	6,518	(2)	—	—	6,518	(2)
Total	$41,350	$(127)	$—	$—	$41,350	$(127)
Number of securities with an unrealized loss		20		—		20

The contractual maturities of marketable investments at March 25, 2012 were as follows (in thousands):

	March 25, 2012
	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$86,060	$118,382	$—	$—	$204,442
Corporate bonds	80,333	101,384	—	—	181,717
Certificates of deposit	65,000	—	—	—	65,000
U.S. agency securities	21,802	42,965	—	—	64,767
Non-U.S. government securities	1,010	2,101	—	—	3,111
Total	$254,205	$264,832	$—	$—	$519,037

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

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of March 25, 2012, financial assets utilizing Level 1 inputs included money market funds. Financial assets utilizing Level 2 inputs included certificates of deposit, corporate bonds and municipal bonds, U.S. agency securities and non-U.S. government securities. Level 2 assets are valued using a third-party pricing services consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company does not have any financial assets requiring the use of Level 3 inputs. There were no transfers between Level 1 and Level 2 during the nine months ended March 25, 2012.
The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy and using the lowest level of input (in thousands):

	March 25, 2012				June 26, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Certificates of deposit	$—	$30,000	$—	$30,000	$—	$—	$—	$—
Money market funds	14,620	—	—	14,620	7,386	—	—	7,386
Total cash equivalents	14,620	30,000	—	44,620	7,386	—	—	7,386
Short-term investments
Municipal bonds	—	204,442	—	204,442	—	395,398	—	395,398
Corporate bonds	—	181,717	—	181,717	—	209,438	—	209,438
Municipal variable rate demand notes	—	—	—	—	—	295	—	295
Certificates of deposit	—	65,000	—	65,000	—	10,015	—	10,015
Commercial paper	—	—	—	—	—	4,999	—	4,999
U.S. agency securities	—	64,767	—	64,767	—	68,049	—	68,049
Non-U.S. government securities	—	3,111	—	3,111	—	7,005	—	7,005
Total short-term investments	—	519,037	—	519,037	—	695,199	—	695,199
Total assets	$14,620	$549,037	$—	$563,657	$7,386	$695,199	$—	$702,585
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains from the sale of investments for the nine months ended March 25, 2012 of approximately $1.0 million are included in “Other non-operating income, net” and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be “other-than-temporary.”
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

Note 6.    Intangible Assets

The following table reflects the components of intangible assets, net (in thousands):

	March 25, 2012	June 26, 2011
Customer relationships	$137,440	$52,620
Developed technology	148,160	51,860
In-process research and development	15,050	—
Non-compete agreements	10,240	—
Patent and license rights	176,087	83,884
	$486,977	$188,364
Accumulated amortization	(106,621)	(85,504)
Intangible assets, net	$380,356	$102,860
Total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, recognized during the three and nine months ended March 25, 2012 was $8.9 and $22.9 million, respectively. For the three and nine months ended March 27, 2011, total amortization expense, including amortization of acquisition related intangibles, patents and license rights was $3.9 and $11.6 million, respectively.
Total annual amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 24, 2012	$31,452
June 30, 2013	33,955
June 29, 2014	31,802
June 28, 2015	28,715
June 26, 2016	28,533
Goodwill
Goodwill increased by $290.8 million during the nine months ended March 25, 2012 due to the acquisition of Ruud Lighting. Refer to “Note 2. Acquisitions” for the calculation of total goodwill recognized on the purchase.

Note 7.    Shareholders’ Equity
In connection with the acquisition of Ruud Lighting, the Company issued 6.1 million shares of common stock valued at approximately $211.0 million. As discussed in "Note 2. Acquisitions", the post-closing working capital adjustment included the return of 15,895 shares of the Company's common stock, which were received in the fourth quarter of fiscal 2012.
The shares issued in connection with the acquisition are subject to certain transfer restrictions under the Stock Purchase Agreement that will generally lapse with respect to 25% of the shares held (i) at the completion of the consecutive six-month period following the date of the closing of the transaction; and, (ii) at the completion of each of the following three successive six-month periods, such that all restrictions will lapse by the second anniversary of the closing.
As of March 25, 2012, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $200.0 million for all purchases from June 16, 2011 through the expiration of the program, as authorized by the Board of Directors and extended through June 24, 2012. During the nine months ended March 25, 2012, the Company did not repurchase any shares under the repurchase program.
The following presents a summary of activity in comprehensive income, net (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Net income	$9,489	$18,881	$34,386	$126,692
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit of $(290), $(46), $915 and $566 respectively	480	77	(1,512)	(935)
Currency Translation Gain (Loss)	440	—	(144)	—
Comprehensive income	$10,409	$18,958	$32,730	$125,757

For the nine months ended March 25, 2012 approximately $1.0 million of unrealized gains were reclassified out of accumulated other comprehensive income into earnings for the period, and are included in "Other non-operating income, net" in the Consolidated Statements of Income.

Note 8.    Earnings Per Share
The following presents the computation of basic earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Basic:
Net income	$9,489	$18,881	$34,386	$126,692
Weighted average common shares	115,641	108,948	114,348	108,338
Basic earnings per share	$0.08	$0.17	$0.30	$1.17

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Diluted:
Net income	$9,489	$18,881	$34,386	$126,692
Weighted average common shares - basic	115,641	108,948	114,348	108,338
Dilutive effect of stock options, unvested shares and ESPP purchase rights	433	1,375	531	1,669
Weighted average common shares - diluted	116,074	110,323	114,879	110,007
Diluted earnings per share	$0.08	$0.17	$0.30	$1.15
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three and nine months ended March 25, 2012, there were 7.9 and 6.8 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive. For three and nine months ended March 27, 2011, there were 2.4 and 1.8 million shares, respectively, not included in calculating diluted earnings per share because their effect was antidilutive.

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
Stock Option Awards
The following table summarizes outstanding option awards as of March 25, 2012, and changes during the nine months then ended (shares in thousands):

	Number of Shares	Weighted-Average Exercise Price
Outstanding at June 26, 2011	6,467	$39.56
Granted	3,000	30.62
Exercised	(175)	23.38
Forfeited or expired	(420)	40.30
Outstanding at March 25, 2012	8,872	$36.82
Restricted Stock and Stock Unit Awards
A summary of nonvested shares of restricted stock and stock unit awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of March 25, 2012, and changes during the nine months then ended, follows (shares in thousands):

	Number of Shares/Units	Weighted- Average Grant- Date Fair Value
Nonvested at June 26, 2011	509	$40.87
Granted	232	30.88
Vested	(179)	38.44
Forfeited	(28)	35.37
Nonvested at March 25, 2012	534	$37.63
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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
Income Statement Classification	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Cost of goods sold	$2,104	$1,440	$5,433	$3,924
Research and development	2,738	2,259	7,769	6,256
Sales, general and administrative	7,407	6,612	21,682	18,113
Total operating expenses	10,145	8,871	29,451	24,369
Total	$12,249	$10,311	$34,884	$28,293

Note 10.  Income Taxes

The variation between the Company's effective income tax rate and the U.S. statutory rate of 35 percent is due to (i) the net tax benefit related to the prior year audit settlement recorded during the third quarter of fiscal 2012, (ii) a higher percentage of the Company's projected income for the full year being derived from international locations with lower tax rates than the U.S., (iii) the cumulative effect of reducing the Company's full year estimated effective tax rate as a result of the items discussed in (i) and (ii), and (iv) the increased impact of tax credits relative to lower year over year pre-tax income.

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
At June 26, 2011, the Company had recorded $7.0 million of unrecognized tax benefits. During the nine months ended March 25, 2012, there was a $2.0 million decrease to the amount of unrecognized tax benefits due to the settlement of prior year tax audits. As a result, the total amount of unrecognized tax benefits as of March 25, 2012 is $5.0 million. If any portion of this $5.0 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $600 thousand of gross unrecognized tax benefits will change in the next 12 months.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the consolidated statements of income. As of March 25, 2012, the Company had accrued $32 thousand of interest and penalties.
The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years ended June 28, 2009 and prior. During the third quarter of fiscal 2012, the Company settled its federal examination with the Internal Revenue Service for fiscal 2009. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2008. For foreign purposes, the Company is generally no longer subject to examination for tax periods 2001 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment. The Company is currently under inquiry by the Hong Kong Inland Revenue Department for fiscal 2008 through fiscal 2010.

Note 11.    Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 26, 2011	$2,235
Acquisition related warranties (See Note 2)	5,623
Warranties accrued in current period	732
Changes in estimates for pre-existing warranties	(658)
Expenditures	(2,121)
Balance at March 25, 2012	$5,811
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

Litigation

The Company is a party to various legal proceedings. Information regarding material legal proceedings is contained in our Annual Report on Form 10-K for the year ended June 26, 2011, and updates to that disclosure, are contained in our Quarterly Report on Form 10-Q for the first and second quarters of fiscal 2012.

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

Our LED products consist of LED components, LED chips, and SiC wafers. As LED technology improves, we believe the potential market for LED lighting will continue to expand. Our success in selling LED products depends upon our ability to drive adoption and offer innovative products and solutions that enable our customers to develop and market LED based products that successfully compete against traditional lighting products.

Our lighting products consist of both LED and traditional lighting systems. We design, manufacture and sell lighting systems for indoor and outdoor applications, with our primary focus on LED lighting systems for the commercial and industrial markets. We also use our LED systems expertise to accelerate LED lighting adoption and expand the market for our LED components.

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

Financial Results of the Third Quarter Fiscal 2012

The following is a summary for the three months ended March 25, 2012:

•	Revenues decreased to $284.8 million in the third quarter of fiscal 2012 from $304.1 million in the second quarter.

•	Gross margins improved to 34.9% in the third quarter of fiscal 2012 from 34.6% in the second quarter.

•
Operating income was $5.0 million in the third quarter of fiscal 2012 compared to $12.2 million in the second quarter of fiscal 2012. Net income per diluted share was $0.08 compared to $0.10 for the second quarter of fiscal 2012.

•	Inventory increased to $196.8 million at March 25, 2012 compared to $187.4 million at December 25, 2011.

•	We spent $26.1 million on capital expenditures during the three months ended March 25, 2012 compared to $23.0 million during the three months ended December 25, 2011.

•	Combined cash, cash equivalents and marketable investments increased to $710.1 million at March 25, 2012 compared to $687.2 million at December 25, 2011.

Business Outlook

We project that the markets for our products will remain highly competitive during the remainder of fiscal 2012. We anticipate focusing on the following key areas in response to this competitive environment:

•
Build on our market leadership and drive adoption of LED lighting. We are focused on developing innovative new LED lighting systems to drive adoption, and new LED components that enable our customers to deliver a more competitive payback versus traditional lighting. In August 2011, we acquired Ruud Lighting, a leading innovator of LED lighting products, which we believe gives us a stronger product portfolio to drive LED adoption and expand the market for LED lighting. We plan to continue to invest in both our LED lighting and LED component product lines to increase performance, enable lower lighting system costs with shorter paybacks, and find new ways to drive the market and obsolete old, energy-wasting lighting technology.

•
Accelerate cost reductions and drive operational improvements to increase the profitability of our business. We target lower LED costs from new lower cost product designs, yield and productivity improvements and the conversion to 150mm wafers. In the near term, cost reductions may be offset by the aggressive pricing environment and lower factory utilization. It will take time and increased volume to fully realize the benefit of many of these improvements. We are also delaying the rate of conversion to 150mm wafer production to take advantage of existing 100mm capacity to optimize the current factory to deliver the lowest cost in the near term. We are continuing work to enable the full conversion as business needs warrant over the next three to six quarters. We plan to lower LED lighting system costs with new product designs that are under development and we target improved operating leverage over time from higher revenues across our LED lighting systems and component product lines.

•	Expand the power and RF product line beyond niche applications. SiC power devices can deliver better performance and increased payback against silicon (Si) based power devices in applications where efficiency and reliability are important criteria. We target continued investment in R&D for new diode and switch products focused on more mainstream and higher volume power switching applications. We are managing the product line through a slowdown in solar inverter demand. We target the combination of new products, improved market demand and expanded sales coverage to drive growth in the product line.
Results of Operations
The following table sets forth certain consolidated statement of income data for the periods indicated:

	Three Months Ended				Nine Months Ended
	March 25, 2012		March 27, 2011		March 25, 2012		March 27, 2011
(in thousands, except per share amounts and percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$284,801	100%	$219,168	100%	$857,899	100%	$744,588	100%
Cost of revenue, net	185,388	65%	127,773	58%	555,340	65%	401,518	54%
Gross profit	99,413	35%	91,395	42%	302,559	35%	343,070	46%
Research and development	36,148	13%	31,016	14%	106,436	12%	84,981	11%
Sales, general and administrative	50,074	18%	37,603	17%	144,789	17%	100,171	13%
Amortization of acquisition-related intangibles	7,368	3%	2,693	1%	18,660	2%	8,105	1%
Loss on disposal or impairment of long-lived assets	816	—%	405	—%	2,088	—%	1,306	—%
Operating income	5,007	2%	19,678	9%	30,586	4%	148,507	20%
Other non-operating income, net	324	—%	106	—%	1,187	—%	107	—%
Interest income, net	1,859	1%	2,170	1%	5,628	1%	6,356	1%
Income from operations before income taxes	7,190	3%	21,954	10%	37,401	4%	154,970	21%
Income tax (benefit) expense	(2,299)	(1)%	3,073	1%	3,015	—%	28,278	4%
Net income	9,489	3%	18,881	9%	34,386	4%	126,692	17%
Diluted earnings per share	$0.08		$0.17		$0.30		$1.15
Revenues

Our revenues are presented below in the following categories: LED products, lighting products and power and RF products, which represents a change from our prior presentation. Revenues for the three and nine months ended March 25, 2012 and March 27, 2011 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 25, 2012	March 27, 2011	Change		March 25, 2012	March 27, 2011	Change
LED products	$180,944	$172,439	$8,505	5%	$571,884	$611,188	$(39,304)	(6)%
Percent of revenues	64%	79%			67%	82%
Lighting products	86,527	21,829	64,698	296%	233,936	57,145	176,791	309%
Percent of revenues	30%	10%			27%	8%
Power and RF products	17,330	24,900	(7,570)	(30)%	52,079	76,255	(24,176)	(32)%
Percent of revenues	6%	11%			6%	10%
Total revenues	$284,801	$219,168	$65,633	30%	$857,899	$744,588	$113,311	15%
LED Products
We derive the largest portion of our revenue from the sale of our LED products which comprised approximately 64% and 79%

of our total revenues for the third quarter of fiscal 2012 and fiscal 2011, respectively.

Revenue from LED products increased approximately 5% to $180.9 million in the third quarter of fiscal 2012 from $172.4 million in the third quarter of fiscal 2011, primarily the result of an increase in demand for LED components. The blended average selling price (ASP) increased by approximately 2% in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due to changes in product mix. For the nine months ended March 25, 2012, revenue from our LED products decreased approximately 6% to $571.9 million from $611.2 million for the nine months ended March 27, 2011. This decrease was primarily due to generally weaker demand and downward pricing pressure for our LED chips and components.
Lighting Products
Revenues from lighting products comprised approximately 30% and 10% of our total revenues for the third quarter of fiscal 2012 and fiscal 2011, respectively.

Revenue from lighting products increased approximately 296% to $86.5 million in the third quarter of fiscal 2012 from $21.8 million in the third quarter of fiscal 2011. For the nine months ended March 25, 2012, revenue from our lighting products increased approximately 309% to $233.9 million from $57.1 million for the nine months ended March 27, 2011. These increases were due to sales of products acquired from Ruud Lighting and an increase in the sales of our existing products. Including the Ruud Lighting products acquired, which have a higher overall ASP than our existing products, the ASP for our lighting products increased by approximately 25% in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.
Power and RF Products
Revenues from power and RF products comprised approximately 6% and 11% of our total revenues for the third quarter of fiscal 2012 and fiscal 2011, respectively.

Revenue from power and RF decreased approximately 30% to $17.3 million in the third quarter of fiscal 2012 from $24.9 million in the third quarter of fiscal 2011. For the nine months ended March 25, 2012, revenue from our power and RF products decreased approximately 32% to $52.1 million from $76.3 million for the nine months ended March 27, 2011. The decreases in our power and RF products revenue were primarily due to a lower demand in the solar inverter market and the delay of RF orders related to military programs. Additionally, the ASP for our power and RF products decreased by approximately 27% in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.

Gross Profit
Cost of revenue includes materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products. Gross profit in dollars and gross margin were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 25, 2012	March 27, 2011	Change		March 25, 2012	March 27, 2011	Change
Total gross profit	$99,413	$91,395	$8,018	9%	$302,559	$343,070	$(40,511)	(12)%
Gross margin	35%	42%			35%	46%

Gross profit in the third quarter of fiscal 2012 increased approximately 9% to $99.4 million from $91.4 million in the third quarter of fiscal 2011. For the nine months ended March 25, 2012, gross profit decreased approximately 12% to $302.6 million from $343.1 million for the nine months ended March 27, 2011. Additionally, for the third quarter of fiscal 2012 our gross margin decreased to 35% from 42% in the third quarter of fiscal 2011. For the nine months ended March 25, 2012, our gross margin decreased to 35% from 46% for the nine months ended March 27, 2011. Factors contributing to the decrease in gross profit and gross margin were an aggressive pricing environment for LED chips and components, lower factory utilization, and an increased mix of lighting products.
Research and Development

Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee compensation and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 25, 2012	March 27, 2011	Change		March 25, 2012	March 27, 2011	Change
Research and development	$36,148	$31,016	$5,132	17%	$106,436	$84,981	$21,455	25%
Percent of revenues	13%	14%			12%	11%

Research and development expenses in the third quarter of fiscal 2012 increased 17% to $36.1 million from $31.0 million in the third quarter of fiscal 2011. For the nine months ended March 25, 2012, research and development expenses increased 25% to $106.4 million from $85.0 million for the nine months ended March 27, 2011. These increases were primarily due to increased spending on research and development activities focused on new LED chips, LED components, LED lighting products, power products and the incremental research and development expense incurred from the acquisition of Ruud Lighting. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including: the timing of new product introductions, timing of expenditures and the number and nature of our ongoing research and development activities. However, we anticipate that in general our research and development expenses will continue to increase over time to support future growth.

Sales, General and Administrative

Sales, general and administrative expenses include costs associated with selling and marketing our products and executive and administrative activities (for example, legal, finance, information technology and human resources personnel). These expenses consist of 1) salaries and related compensation costs, 2) third party agent commissions, 3) consulting and other professional services (such as litigation and other outside legal counsel fees, audit and other compliance costs), 4) facilities and insurance costs, and 5) travel and other costs. The following table sets forth our sales, general and administrative expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 25, 2012	March 27, 2011	Change		March 25, 2012	March 27, 2011	Change
Sales, general and administrative	$50,074	$37,603	$12,471	33%	$144,789	$100,171	$44,618	45%
Percent of revenues	18%	17%			17%	13%

Sales, general and administrative expenses in the third quarter of fiscal 2012 increased 33% to $50.1 million from $37.6 million in the third quarter of fiscal 2011. For the nine months ended March 25, 2012, sales, general and administrative expenses increased 45% to $144.8 million from $100.2 million for the nine months ended March 27, 2011. The increase in sales, general and administrative expenses for both the three and nine months ended March 25, 2012 is primarily due to an increase in spending on sales and marketing for lighting products as we continue to expand our direct sales resources and channels and invest in building and promoting the Cree brands, as well as the incremental sales, general and administrative expenses associated with Ruud Lighting. Additionally, for the nine months ended March 25, 2012 we incurred increased legal costs associated with patent litigation and transaction costs associated with the acquisition of Ruud Lighting.
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

	Three Months Ended				Nine Months Ended
	March 25, 2012	March 27, 2011	Change		March 25, 2012	March 27, 2011	Change
INTRINSIC	$186	$186	$—	—%	$558	$558	$—	—%
COTCO	1,265	1,733	(468)	(27)%	3,793	5,200	(1,407)	(27)%
LLF	750	774	(24)	(3)%	2,250	2,347	(97)	(4)%
Ruud Lighting	5,167	—	5,167	100%	12,059	—	12,059	100%
Total	$7,368	$2,693	$4,675	174%	$18,660	$8,105	$10,555	130%

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

	Three Months Ended				Nine Months Ended
	March 25, 2012	March 27, 2011	Change		March 25, 2012	March 27, 2011	Change
Loss on disposal or impairment of long-lived assets, net	$816	$405	$411	101%	$2,088	$1,306	$782	60%

We recorded a net loss of $0.8 million on the disposal of long-lived assets in the third quarter of fiscal 2012 compared to a net loss of $0.4 million in the third quarter of fiscal 2011. For the nine months ended March 25, 2012, we recorded a loss of $2.1 million compared to $1.3 million for the nine months ended March 27, 2011. These net losses resulted from the disposal of equipment due to manufacturing process changes and the impairment of certain capitalized patent costs.
Non-Operating Income
The following table sets forth our non-operating income (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 25, 2012	March 27, 2011	Change		March 25, 2012	March 27, 2011	Change
Other non-operating income, net	$324	$106	$218	206%	$1,187	$107	$1,080	1,009%
Interest income, net	1,859	2,170	(311)	(14)%	5,628	6,356	(728)	(11)%
Total	$2,183	$2,276	$(93)	(4)%	$6,815	$6,463	$352	5%

We have no debt or active lines of credit and we are in a net interest income position. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities, municipal bonds, and other fixed interest rate investments. The primary objective of our investment policy is preservation of principal.

Other non-operating income, net, is comprised primarily of gains on sales of investments and foreign exchange gains and losses. The increase for the three months ended March 25, 2012 compared to the three months ended March 27, 2011 is due to foreign exchange gains. The increase for the nine months ended March 25, 2012 compared to the nine months ended March 27, 2011 is primarily from gains on sales of investments liquidated in order to fund our acquisition of Ruud Lighting.
Income Tax (Benefit) Expense
The following table sets forth our income tax (benefit) expense in dollars (in thousands, except percentages) and our effective tax rate:

	Three Months Ended				Nine Months Ended
	March 25, 2012	March 27, 2011	Change		March 25, 2012	March 27, 2011	Change
Income tax (benefit) expense	$(2,299)	$3,073	$(5,372)	(175)%	$3,015	$28,278	$(25,263)	(89)%
Effective Tax Rate	(32.0)%	14.0%			8.1%	18.2%

The effective income tax rate of (32.0)% for the third quarter of fiscal 2012 includes $2 million in net tax benefits related to the settlement of prior year tax audits. In addition, the third quarter of fiscal 2012 effective tax rate reflects (i) a higher percentage of our projected income for the full year being derived from international locations with lower tax rates than the U.S., (ii) the cumulative effect of reducing our full year estimated effective tax rate as a result of the shift of income to lower tax jurisdictions discussed in item (i) as well as the cumulative effective of the reversal of the net tax benefit, and (iii) the increased impact of tax credits relative to lower year over year pre-tax income.

We recorded income tax expense of $(2.3) million for an effective tax rate of (32.0)% in the third quarter of fiscal 2012 as compared to income tax expense of $3.1 million for an effective tax rate of 14.0% in the third quarter of fiscal 2011. For the nine months ended March 25, 2012, we recorded income tax expense of $3.0 million for an effective tax rate of 8.1% compared to income tax expense of $28.3 million for an effective tax rate of 18.2% for the nine months ended March 27, 2011. The decrease in our effective tax rate for the nine month comparable period is primarily due to (i) a higher percentage of our projected income for the full year being derived from international locations with lower tax rates than the U.S., (ii) the net tax benefit related to the prior year audit settlement recorded during the third quarter of fiscal 2012, and (iii) the increased impact of tax credits relative to lower year over year pre-tax income.

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

On August 17, 2011, we acquired all of the outstanding share capital of Ruud Lighting in exchange for consideration consisting of 6.1 million shares of our common stock and $372.2 million cash, subject to certain post-closing adjustments. Prior to the completion of our acquisition of Ruud Lighting, Ruud Lighting completed the re-acquisition of its e-conolight business by purchasing all of the membership interests of E-conolight LLC. Ruud Lighting previously sold its e-conolight business in March 2010 and had been providing operational services to E-conolight since that date. In connection with the stock purchase transaction, we funded Ruud Lighting's re-acquisition of E-conolight and paid off Ruud Lighting's outstanding debt in the aggregate amount of approximately $85.0 million. The cash consideration and debt payoff were funded from cash on hand, which reduced our available cash to fund our operating expenses and working capital by approximately $457.2 million.

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
Financial Condition

Our liquidity and capital resources depend on our cash flows from operations and our working capital. Our working capital decreased to $991.7 million as of March 25, 2012 from $1,316.6 million at June 26, 2011, primarily due to cash used to fund our acquisition of Ruud Lighting in the first quarter of fiscal 2012. The following table presents the components of our cash conversion cycle for our third quarter of fiscal 2012 and fourth quarter of fiscal 2011:

	March 25, 2012	June 26, 2011	Change
Days of sales outstanding(a)	53	44	9	20%
Days of supply in inventory(b)	96	106	(10)	(9)%
Days in accounts payable(c)	(44)	(46)	2	(4)%
Cash conversion cycle	105	104	1	1%

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

The increase in the cash conversion cycle was primarily driven by a increase in accounts receivable which was partially offset by a reduction in days supply in inventory as a result of increased sales and better management of factory loading.

As of March 25, 2012, all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at March 25, 2012 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in value of the securities in our portfolio are considered to be temporary in nature and we do not believe these securities are impaired as of March 25, 2012.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. We have and may continue to use a portion of our available cash and cash equivalents, or funds underlying our marketable securities, to repurchase shares of our common stock. With our strong working capital position, we believe that we have the ability to continue to invest in further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio, secure key intellectual properties, or expand our production capacity.
Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Nine Months Ended
	March 25, 2012	March 27, 2011	Change
Cash provided by operating activities	$170,577	$186,922	$(16,345)	(9)%
Cash used in investing activities	(375,532)	(218,128)	(157,404)	72%
Cash provided by financing activities	4,298	43,768	(39,470)	(90)%
Effects of foreign exchange changes	1,116	420	696	166%
Net (decrease) increase in cash and cash equivalents	$(199,541)	$12,982	$(212,523)
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities was $170.6 million in the first nine months of fiscal 2012 compared to $186.9 million for the first nine months of fiscal 2011. This decrease was primarily driven by a year over year decline in our net income.

Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and purchase of patent and license rights. Net cash used in investing activities was $375.5 million for the first nine months of fiscal 2012 compared to $218.1 million for the first nine months of fiscal 2011. This year over year increase to cash used in investing activities was primarily the result of the $457.2 million cash portion of the purchase price for our acquisition of Ruud Lighting in the first quarter of fiscal 2012, which was partially offset by a decrease in capital expenditures and an increase in our proceeds from the sale and maturity of investments, which were liquidated to pay for the Ruud Lighting acquisition.

We will continue to closely monitor our capital expenditures, while making strategic investments to develop our existing products, pursue strategic initiatives where appropriate, and invest in our manufacturing and information technology infrastructure to meet the needs of our business. We target committing capital of approximately $75 to $80 million in fiscal 2012 for capital expenditures.

Cash Flows from Financing Activities
Net cash provided by financing activities was $4.3 million for the first nine months of fiscal 2012 compared to $43.8 million for the first nine months of fiscal 2011. This change was primarily due to the lower issuance of shares related to option exercises.
Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 25, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Critical Accounting Policies and Estimates
For information about our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2011.
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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The LED lighting industry is in the early stages of adoption and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The industry has experienced significant fluctuations, often in connection with, or in anticipation of product cycles and changes in general economic conditions. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. We have experienced these conditions in our business in the past and may experience such conditions in the future, which could have a material negative impact on our business and results of operations.

If we are unable to effectively develop, manage and expand our sales and distribution channels for our products, our operating results may suffer.
We have expanded into business channels that are different from those in which we have historically operated as we grow our business and sell LED lighting products and more LED components versus LED chips. For example, in the third quarter of fiscal 2012, we consolidated the Cree and BetaLED lighting product lines with one sales agent for each major market in North America which resulted in a disruption in the project pipeline and lower than targeted sales for our indoor lighting products. Lighting sales agents may also choose to drop our product lines from their portfolio to avoid losing access to our competitors' lighting products. If we are unable to effectively penetrate these channels or develop alternate channels to ensure our products are reaching the appropriate customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the timeline established by our customers.

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
The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell LED chips and LED components. In the lighting market we compete with companies that manufacture and sell traditional and LED lighting products. Competitors continue to offer new products with aggressive pricing and improved performance. Competitive pricing pressures may change and could accelerate the rate of decline of our average sales prices. There are also new technologies, such as organic LEDs (OLEDs), which could potentially have the same impact on LED demand for backlighting, which could impact the overall LED market.

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
A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as an influenza outbreak within our workforce, or man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations in the U.S. and China. This could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable as well, such as impacts to our customers and their supply chain, which could cause delays in new orders, delays in completing sales or even order cancellations.

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
As a result of acquisitions and organic growth, we have operations, manufacturing facilities and contract manufacturing arrangements in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenues, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

•	protection of intellectual property and trade secrets;

•	tariffs, customs and other barriers to importing/exporting materials and products in a cost effective and timely manner;

•	timing and availability of export licenses;

•	rising labor costs;

•	disruptions in or inadequate infrastructure of the countries where we operate;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing international operations;

•	the burden of complying with foreign and international laws and treaties; and

•	the burden of complying with and changes in international taxation policies.

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

We may be required to record a significant charge to earnings if our goodwill or other intangible assets become impaired.
Goodwill and purchased intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the unamortized balance of our definite-lived intangible assets when indicators of potential impairment are present. Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or other intangible assets is determined to exist, which could adversely impact our results of operations.

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
We expect that revenue from international sales will continue to represent the majority of our total revenue. As such, a significant slowdown or instability in these foreign economies, including the recent economic instability in Europe, or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.

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

New regulations related to conflict-free minerals may force us to incur additional expenses.
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

Item 4. Mine Safety Disclosures

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
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements(a)

(a)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

April 18, 2012

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
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements(a)

(a)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.