Form 10-Q
period 2012-09-23
CREE INC
filed 2012-10-17
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2012
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 10, 2012, was 116,283,450.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended September 23, 2012

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
CONSOLIDATED BALANCE SHEETS

	September 23, 2012	June 24, 2012
	(unaudited)
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$163,852	$178,885
Short-term investments	652,432	565,628
Total cash, cash equivalents, and short-term investments	816,284	744,513
Accounts receivable, net	162,287	152,258
Inventories	179,678	188,849
Deferred income taxes	21,773	21,744
Prepaid expenses and other current assets	60,223	56,917
Total current assets	1,240,245	1,164,281
Property and equipment, net	566,138	582,461
Intangible assets, net	371,994	376,075
Goodwill	616,345	616,345
Other assets	7,920	8,336
Total assets	$2,802,642	$2,747,498
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$87,520	$78,873
Accrued salaries and wages	37,361	29,837
Income taxes payable	9,647	3,834
Other current liabilities	40,425	36,633
Total current liabilities	174,953	149,177
Long-term liabilities:
Deferred income taxes	15,719	15,609
Other long-term liabilities	19,995	22,695
Total long-term liabilities	35,714	38,304
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, par value $0.01; 3000 shares authorized at September 23, 2012 and June 24, 2012; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 23, 2012 and June 24, 2012; 116,280 and 115,906 shares issued and outstanding at September 23, 2012 and June 24, 2012, respectively	144	144
Additional paid-in-capital	1,876,622	1,861,502
Accumulated other comprehensive income, net of taxes	11,848	11,133
Retained earnings	703,361	687,238
Total shareholders’ equity	2,591,975	2,560,017
Total liabilities and shareholders’ equity	$2,802,642	$2,747,498
The accompanying notes are an integral part of the consolidated financial statements.
CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 23, 2012	September 25, 2011
	(Thousands, except per share amounts)
Revenue, net	$315,753	$268,980
Cost of revenue, net	199,704	170,952
Gross profit	116,049	98,028
Operating expenses:
Research and development	37,547	34,402
Sales, general and administrative	52,645	45,539
Amortization of acquisition-related intangibles	7,670	3,925
Loss on disposal or impairment of long-lived assets	898	775
Total operating expenses	98,760	84,641
Operating income	17,289	13,387
Non-operating income:
Other non-operating income, net	1,593	974
Interest income, net	1,792	1,969
Income from operations before income taxes	20,674	16,330
Income tax expense	4,551	3,511
Net income	$16,123	$12,819
Earnings per share:
Basic net income per share	$0.14	$0.11
Diluted net income per share	$0.14	$0.11
Shares used in per share calculation:
Basic	115,539	111,866
Diluted	115,960	112,543
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	September 23, 2012	September 25, 2011
	(In thousands)
Net income	$16,123	$12,819
Other comprehensive income:
Currency translation gain, net of tax expense of $110 and $197, respectively	182	323
Net unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit of ($323) and $661, respectively	533	(1,092)
Other comprehensive income	715	(769)
Comprehensive income	$16,838	$12,050
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	September 23, 2012	September 25, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$16,123	$12,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,474	32,128
Stock-based compensation	12,485	11,440
Excess tax benefit from share-based payment arrangements	(42)	(261)
Loss on disposal or impairment of long-lived assets	898	775
Amortization of premium/discount on investments	2,264	1,922
Changes in operating assets and liabilities:
Accounts receivable	(10,054)	(21,725)
Inventories	9,002	12,431
Prepaid expenses and other assets	(3,030)	1,811
Accounts payable, trade	9,680	(13,708)
Accrued salaries and wages and other liabilities	11,886	4,013
Net cash provided by operating activities	85,686	41,645
Cash flows from investing activities:
Purchases of property and equipment	(12,597)	(33,962)
Purchases of investments	(179,601)	(80,874)
Proceeds from maturities of investments	78,504	42,590
Proceeds from sale of property and equipment	47	2
Proceeds from sale of available-for-sale investments	12,886	236,518
Purchase of Ruud Lighting, net of cash acquired	—	(456,008)
Purchases of patent and licensing rights	(5,548)	(4,159)
Net cash used in investing activities	(106,309)	(295,893)
Cash flows from financing activities:
Net proceeds from issuance of common stock	5,286	2,094
Excess tax benefit from share-based payment arrangements	42	261
Net cash provided by financing activities	5,328	2,355
Effects of foreign exchange changes on cash and cash equivalents	262	468
Net decrease in cash and cash equivalents	(15,033)	(251,425)
Cash and cash equivalents:
Beginning of period	178,885	390,598
End of period	$163,852	$139,173
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
The Company's LED products consist of LED components, LED chips, and SiC wafers. As LED technology improves, the Company believes the potential market for LED lighting will continue to expand. The Company's success in selling LED products depends upon the ability to offer innovative products and its ability to enable its customers to develop and market LED based products that successfully compete and drive LED adoption against traditional lighting products.
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

The Company currently operates its business as three reportable segments:

•	LED Products

•	Lighting Products

•	Power and RF Products

Basis of Presentation
The consolidated balance sheet at September 23, 2012, the consolidated statements of income for the three months ended September 23, 2012 and September 25, 2011, the consolidated statements of comprehensive income for the three months ended September 23, 2012 and September 25, 2011, and the consolidated statements of cash flows for the three months ended September 23, 2012 and September 25, 2011 (collectively, the “consolidated financial statements”) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at September 23, 2012, and for all periods presented, have been made. The consolidated balance sheet at June 24, 2012 has been derived from the audited financial statements as of that date.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2012 (“fiscal 2012”). The results of operations for the three months ended September 23, 2012 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 30, 2013 (“fiscal 2013”).

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.
Certain fiscal 2012 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2013 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.
Recently Adopted Accounting Pronouncements

Presentation of Comprehensive Income
In June 2011, the Financial Accounting Standards Board ("FASB") issued new guidance concerning the presentation of total comprehensive income and its components. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. In December 2011, the FASB issued an accounting standards update that deferred the presentation requirement for other comprehensive income reclassifications on the face of the financial statements. This guidance, as amended, became effective for the Company beginning in the first quarter of fiscal 2013. The Company's adoption of the new accounting guidance did not have a significant impact on its consolidated financial statements.

Note 2.    Acquisitions
On August 17, 2011, the Company entered into a Stock Purchase Agreement with all of the shareholders of Ruud Lighting, Inc. ("Ruud Lighting"). Pursuant to the terms of the Stock Purchase Agreement and concurrently with the execution of the Stock Purchase Agreement, the Company acquired all of the outstanding share capital of Ruud Lighting in exchange for consideration consisting of 6.1 million shares of the Company's common stock valued at approximately $211.0 million and $372.2 million cash, subject to certain post-closing adjustments. The acquisition allows the Company to expand its product portfolio into outdoor LED lighting.
Prior to the Company completing its acquisition of Ruud Lighting, Ruud Lighting completed the re-acquisition of its e-conolight business by purchasing all of the membership interests of E-conolight LLC ("E-conolight"). Ruud Lighting previously sold its e-conolight business in March 2010 and had been providing operational services to E-conolight since that date. In connection with the stock purchase transaction with Ruud Lighting, the Company funded Ruud Lighting's re-acquisition of E-conolight and repaid Ruud Lighting's outstanding debt in the aggregate amount of approximately $85.0 million.
Following the acquisition, the Company recorded certain post-closing purchase price adjustments resulting in a $2.3 million reduction to the purchase price and a total purchase price of approximately $666.0 million.

The Company incurred total transaction costs related to the acquisition of approximately $3.6 million, of which, $3.1 million were expensed in the first quarter of fiscal 2012 in accordance with U.S. GAAP. Ruud Lighting is included in the Lighting Products segment.

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

The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the Ruud Lighting transaction occurred at the beginning of the fiscal year for the period presented (in thousands, except per share data):

Three Months Ended
September 25, 2011
Revenue	$299,312
Income from operations	8,788
Net income	8,853
Earnings per share, basic	$0.08
Earnings per share, diluted	$0.08

The total revenue for Ruud Lighting included in the pro forma table above was $53.8 million for the three months ended September 25, 2011.

Note 3.    Financial Statement Details
Accounts Receivable, net
The following table presents a summary of the components of accounts receivable, net (in thousands):

	September 23, 2012	June 24, 2012
Billed trade receivables	$184,504	$173,145
Unbilled contract receivables	1,561	1,576
	186,065	174,721
Allowance for sales returns, discounts, and other incentives	(21,921)	(20,681)
Allowance for bad debts	(1,857)	(1,782)
Total accounts receivable, net	$162,287	$152,258
Inventories
The following table presents a summary of the components of inventories (in thousands):

	September 23, 2012	June 24, 2012
Raw material	$55,826	$57,618
Work-in-progress	68,126	74,241
Finished goods	55,726	56,990
Total inventories	$179,678	$188,849

Note 4.    Investments
Short-term investments consist of high grade municipal and corporate bonds and other debt securities. The Company classifies its marketable securities as available-for-sale based upon management’s determination that the underlying cash invested in these securities is available for operations as necessary.

The following tables provide a summary of marketable investments by type (in thousands):

	September 23, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$237,007	$1,936	$(24)	$238,919
Corporate bonds	142,437	2,573	(7)	145,003
Certificates of deposit	185,000	—	—	185,000
U.S. agency securities	72,759	515	(2)	73,272
Non-U.S. government securities	10,214	25	(1)	10,238
Total	$647,417	$5,049	$(34)	$652,432

	June 24, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$209,626	$2,036	$(58)	$211,604
Corporate bonds	144,942	1,848	(123)	146,667
Certificates of deposit	130,000	—	—	130,000
U.S. agency securities	68,156	450	(7)	68,599
Non-U.S. government securities	8,746	15	(3)	8,758
Total	$561,470	$4,349	$(191)	$565,628

The following tables present the gross unrealized losses and estimated fair value of the Company's investment securities, aggregated by investment type and length of time that individual investments securities have been in a continuous unrealized loss position (in thousands):

	September 23, 2012
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$33,121	$(24)	$—	$—	$33,121	$(24)
Corporate bonds	15,850	(7)	—	—	15,850	(7)
U.S. agency securities	3,013	(2)	—	—	3,013	(2)
Non-U.S. government securities	3,037	(1)	—	—	3,037	(1)
Total	$55,021	$(34)	$—	$—	$55,021	$(34)
Number of securities with an unrealized loss		22		—		22

	June 24, 2012
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$30,102	$(58)	$—	$—	$30,102	$(58)
Corporate bonds	30,550	(123)	—	—	30,550	(123)
U.S. agency securities	3,014	(7)	—	—	3,014	(7)
Non-U.S. government securities	1,543	(3)	—	—	1,543	(3)
Total	$65,209	$(191)	$—	$—	$65,209	$(191)
Number of securities with an unrealized loss		33		—		33

The contractual maturities of marketable investments at September 23, 2012 were as follows (in thousands):

	September 23, 2012
	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$109,450	$129,469	$—	$—	$238,919
Corporate bonds	40,096	104,907	—	—	145,003
Certificates of deposit	185,000	—	—	—	185,000
U.S. agency securities	29,334	43,938	—	—	73,272
Non-U.S. government securities	4,541	5,697	—	—	10,238
Total	$368,421	$284,011	$—	$—	$652,432

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
Observable inputs are obtained from independent sources and can be validated by a third party, whereas, unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is categorized into three levels based on the reliability of inputs as follows:

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

The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of September 23, 2012, financial assets utilizing Level 1 inputs included money market funds. Financial assets utilizing Level 2 inputs included certificates of deposit, corporate bonds and municipal bonds, U.S. agency securities and non-U.S. government securities. Level 2 assets are valued using a third-party pricing services consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company does not have any financial assets requiring the use of Level 3 inputs. There were no transfers between Level 1 and Level 2 during the three months ended September 23, 2012.
The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy and using the lowest level of input (in thousands):

	September 23, 2012				June 24, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Municipal bonds	—	—	—	—	—	3,000	—	3,000
Money market funds	4,864	—	—	4,864	31,318	—	—	31,318
Total cash equivalents	4,864	—	—	4,864	31,318	3,000	—	34,318
Short-term investments
Municipal bonds	—	238,919	—	238,919	—	211,604	—	211,604
Corporate bonds	—	145,003	—	145,003	—	146,667	—	146,667
Certificates of deposit	—	185,000	—	185,000	—	130,000	—	130,000
U.S. agency securities	—	73,272	—	73,272	—	68,599	—	68,599
Non-U.S. government securities	—	10,238	—	10,238	—	8,758	—	8,758
Total short-term investments	—	652,432	—	652,432	—	565,628	—	565,628
Total assets	$4,864	$652,432	$—	$657,296	$31,318	$568,628	$—	$599,946
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains from the sale of investments for the three months ended September 23, 2012 of approximately $28 thousand are included in “Other non-operating income, net” and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be “other-than-temporary.”
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

Note 6.    Intangible Assets

The following table presents the components of intangible assets, net (in thousands):

	September 23, 2012	June 24, 2012
Customer relationships	$137,440	$137,440
Developed technology	147,710	147,710
In-process research and development	15,050	15,050
Non-compete agreements	10,244	10,244
Trade names	83,400	83,400
Patent and license rights	102,733	97,812
Intangible assets, gross	$496,577	$491,656
Accumulated amortization	(124,583)	(115,581)
Intangible assets, net	$371,994	$376,075
Total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, recognized during the three months ended September 23, 2012 was $9.2 million. For the three months ended September 25, 2011, total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, was $5.3 million.
Total annual amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 30, 2013	$37,032
June 29, 2014	34,908
June 28, 2015	31,937
June 26, 2016	31,638
June 25, 2017	29,658

Note 7.    Shareholders’ Equity
As of September 23, 2012, the Company is authorized by the Board of Directors to repurchase shares of its common stock having an aggregate purchase price not exceeding $200.0 million for all purchases from June 14, 2012 through the June 30, 2013 expiration of the program. During the three months ended September 23, 2012, there were no repurchases of common stock by the Company under the repurchase program.

Note 8.    Earnings Per Share
The following presents the computation of basic earnings per share (in thousands, except per share data):

	Three Months Ended
	September 23, 2012	September 25, 2011
Basic:
Net income	$16,123	$12,819
Weighted average common shares	115,539	111,866
Basic earnings per share	$0.14	$0.11
The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended
	September 23, 2012	September 25, 2011
Diluted:
Net income	$16,123	$12,819
Weighted average common shares - basic	115,539	111,866
Dilutive effect of stock options, unvested shares and ESPP purchase rights	421	677
Weighted average common shares - diluted	115,960	112,543
Diluted earnings per share	$0.14	$0.11
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive and as such, these shares are not included in calculating diluted earnings per share. For the three months ended September 23, 2012 and September 25, 2011, there were 8.4 million and 5.3 million, respectively, of potential common shares not included in the calculation of diluted earnings per share because their effect was antidilutive.

Note 9.  Stock-Based Compensation

The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. In addition, the Company has plans that have been terminated as to future grants, but under which options are currently outstanding.

During the first quarter of fiscal 2013, the Company initiated grants of performance-based stock option and stock unit awards. The compensation expense for an award with a performance condition is based on the probable outcome of that performance condition. Compensation expense is recognized if the Company believes it is probable that the performance condition will be achieved and is adjusted for subsequent changes in the estimate or actual outcome. As with non-performance based awards, compensation expense is recognized over the vesting period. The vesting period runs from the date of grant to the expected date that the performance objective is likely to be achieved.

The Company also has an Employee Stock Purchase Plan ("ESPP") that provides employees with the opportunity to purchase the Company’s common stock at a discount. The ESPP was amended in the second quarter of fiscal 2012 to increase the six-month participation period to a twelve-month participation period, divided into two equal six-month purchase periods, and to provide for a look-back feature. At the end of each six-month period, employees purchase the Company's common stock through the ESPP at 15% less than the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The plan amendment also provides for an automatic reset feature to start participants on a new twelve-month participation period if the share value declines during the first six-month purchase period.
Stock Option Awards
The following table summarizes outstanding option awards as of September 23, 2012, and changes during the three months then ended (shares in thousands):

	Number of Shares	Weighted-Average Exercise Price
Outstanding at June 24, 2012	8,800	$36.71
Granted	3,103	27.73
Exercised	(221)	23.91
Forfeited or expired	(147)	40.11
Outstanding at September 23, 2012	11,535	$34.50
Restricted Stock and Stock Unit Awards
A summary of nonvested shares of restricted stock and stock unit awards outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of September 23, 2012, and changes during the three months then ended, follows (shares in thousands):

	Number of Shares/Units	Weighted- Average Grant- Date Fair Value
Nonvested at June 24, 2012	517	$37.41
Granted	313	27.77
Vested	(179)	34.98
Nonvested at September 23, 2012	651	$33.44
Stock-Based Compensation Valuation and Expense

The Company accounts for its employee stock-based compensation plan using the fair value method. The fair value method requires the Company to estimate the grant date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term.

To estimate the fair value of the Company's stock option awards, the Company currently uses the Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models available today, including future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company's financial statements.

For restricted stock and stock unit awards, grant date fair value is based upon the market price of the Company's common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.

Stock-based compensation expense is reduced by estimated forfeitures such that expense is recognized only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
Income Statement Classification	September 23, 2012	September 25, 2011
Cost of goods sold	$2,284	$1,714
Research and development	3,056	2,428
Sales, general and administrative	7,145	7,298
Total operating expenses	10,201	9,726
Total	$12,485	$11,440

Note 10.  Income Taxes

The variation between the Company's effective income tax rate and the U.S. statutory rate of 35 percent is due to a percentage of the Company's projected income for the full year being derived from international locations with lower tax rates than the U.S. and the impact of tax credits available in the current year.

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
As of June 24, 2012, the Company's liability for unrecognized tax benefits was $4.4 million. During the three months ended September 23, 2012, there were no changes to the amount of unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of September 23, 2012 was $4.4 million. If any portion of this $4.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $2.2 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute requirements.
The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years ended June 29, 2009 and prior. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2009. For foreign purposes, the Company is generally no longer subject to examination for tax periods 2002 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment. The Company is currently under inquiry by the Hong Kong Inland Revenue Department for the fiscal year ended June 29, 2008 through the fiscal year ended June 27, 2010.

Note 11.    Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 24, 2012	$5,513
Warranties accrued in current period	626
Changes in estimates for pre-existing warranties	549
Expenditures	(707)
Balance at September 23, 2012	$5,981
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from ninety days to ten years. The Company estimates these warranty liabilities as a percentage of revenue, based on historical knowledge of warranty costs and expected future warranty costs. The Company evaluates its warranty reserve on a quarterly basis. If actual product failure rates materially differ from the Company's estimates, revisions to the estimated warranty liability are recognized in the period in which they are determined.

Litigation
The Company is a party to various legal proceedings, including those described in the Company's Annual Report on Form 10-K for fiscal 2012 as updated below for any material changes. Unless otherwise indicated, the potential losses for claims against the Company in these matters are not reasonably estimable.
Cooper Lighting Litigation
In addition to the previously disclosed litigation with Cooper Lighting, Cooper Lighting, LLC filed a complaint for patent infringement against Cree, Inc. and Ruud Lighting, Inc. in the U.S. District Court for the Northern District of Georgia on September 7, 2012. The complaint seeks injunctive relief and damages for infringement of one U.S. patent owned by Cooper Lighting, LLC: No. 8,210,722, entitled "LED Device for Wide Beam Generation."

Note 12. Reportable Segments

The Company's three operating and reportable segments include:

•	LED Products

•	Lighting Products

•	Power and RF Products

Reportable Segments Description
The Company's LED Products segment includes LED chips, LED components, and SiC wafers. The Company's Lighting Products segment consists of both LED and traditional lighting systems, with its primary focus on LED lighting. The Company's Power and RF Products segment includes power devices and RF devices.
Financial Results by Reportable Segment

The following table reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the first quarter of fiscal 2013 and the first quarter of fiscal 2012. The Company's CODM is the Chief Executive Officer.

The Company uses substantially the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
The Company's CODM does not review inter-segment revenue when evaluating segment performance and allocating resources to each segment. Thus, inter-segment revenue is not included in the segment revenues presented in the following table. As such, total segment revenue in the table below is equal to the Company's consolidated revenue.
The Company's CODM reviews gross profit as the lowest and only level of segment profit. As such, all items below gross profit on the income statement must be included to reconcile the consolidated gross profit presented in the following table to the Company's consolidated income before taxes.
In order to determine gross profit for each reportable segment, the Company allocates direct costs and indirect costs to each segment's cost of sales. The Company allocates indirect costs, such as employee benefits for manufacturing employees, shared facilities services, information technology, purchasing, and customer service, when the costs are identifiable and beneficial to the reportable segment. The Company allocates these indirect costs based on a reasonable measure of utilization that considers the specific facts and circumstances of the costs being allocated.
Unallocated costs in the table below are not reviewed by the CODM when evaluating segment performance and allocating resources to each segment. These unallocated costs include variable compensation costs for manufacturing employees consisting primarily of stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans, matching contributions under the Company's 401(k) plan, and acquisition related costs.

	Three Months Ended
	September 23, 2012	September 25, 2011
Revenue	(In thousands)
LED Products	$187,547	$196,778
Lighting Products	108,073	51,673
Power and RF Products	20,133	20,529
Total Revenue	$315,753	$268,980

Gross Profit
LED Products	75,467	77,760
Lighting Products	34,100	15,950
Power and RF Products	10,422	8,742
Total Segment Gross Profit	119,989	102,452
Unallocated Costs	(3,940)	(4,424)
Consolidated Gross Profit	$116,049	$98,028

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information set forth in this Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All information contained in this report relative to future markets for our products and trends in and anticipated levels of revenue, gross margins and expenses, as well as other statements containing words such as “believe,” “project,” “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made, and except as required under the U.S. federal securities laws and the rules and regulations of the Securities and Exchange Commission (the "SEC"), we have no duty to update them if our views later change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A of this Quarterly Report.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 24, 2012. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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
We develop and manufacture semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. In many cases the physical and electronic properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs) and other materials used for electronic and opto-electronic applications.
Our LED products consist of LED components, LED chips, and SiC wafers. As LED technology improves, we believe the potential market for LED lighting will continue to expand. Our success in selling LED products depends upon our ability to offer innovative products and our ability to enable our customers to develop and market LED based products that successfully compete and drive LED adoption against traditional lighting products.
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
The majority of our products are manufactured at our production facilities located in North Carolina, Wisconsin, and China. We also use contract manufacturers for certain aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, California, Wisconsin, India, and China.

Reportable Segments
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

Financial Results of the First Quarter Fiscal 2013

The following is a summary of our financial results for the three months ended September 23, 2012:

•	Revenues increased to $315.8 million in the first quarter of fiscal 2013 from $306.8 million in the fourth quarter of fiscal 2012.

•	Gross margins improved to 36.8% in the first quarter of fiscal 2013 from 34.8% in the fourth quarter of fiscal 2012.

•
Operating income was $17.3 million in the first quarter of fiscal 2013 compared to $8.7 million in the fourth quarter of fiscal 2012. Net income per diluted share was $0.14 compared to $0.09 for the fourth quarter of fiscal 2012.

•	Inventory decreased to $179.7 million at September 23, 2012 compared to $188.8 million at June 24, 2012.

•	We spent $12.6 million on purchases of property and equipment during the three months ended September 23, 2012 compared to $19.8 million during the three months ended June 24, 2012.

•	Combined cash, cash equivalents and marketable investments increased to $816.3 million at September 23, 2012 compared to $744.5 million at June 24, 2012.

Business Outlook
We project that the markets for our products will remain highly competitive during fiscal 2013. We anticipate focusing on the following key areas, among others, in response to this competitive environment:

•
Accelerate adoption of LED lighting. We continue to work to develop new LED lighting systems to increase the lumens per dollar, which brings LED lighting closer to price parity with conventional technology and reduces the payback time for the customer. We are focused on delivering best-in-class products for key lighting categories and expanding our sales channels to build the Cree brand and access more customers.

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

•	Translate product innovation into revenue and profit growth. We target incremental improvement from factory cost reductions, process improvements and lower cost new product designs.

Results of Operations
The following table sets forth certain consolidated statement of income data for the periods indicated:

	Three Months Ended
	September 23, 2012		September 25, 2011
(in thousands, except per share amounts and percentages)	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$315,753	100%	$268,980	100%
Cost of revenue, net	199,704	63%	170,952	64%
Gross profit	116,049	37%	98,028	36%
Research and development	37,547	12%	34,402	13%
Sales, general and administrative	52,645	17%	45,539	17%
Amortization of acquisition-related intangibles	7,670	2%	3,925	1%
Loss on disposal or impairment of long-lived assets	898	—%	775	—%
Operating income	17,289	6%	13,387	5%
Other non-operating income, net	1,593	—%	974	—%
Interest income, net	1,792	—%	1,969	1%
Income from operations before income taxes	20,674	6%	16,330	6%
Income tax expense	4,551	1%	3,511	1%
Net income	16,123	5%	12,819	5%
Diluted earnings per share	$0.14		$0.11

Revenues

Revenues for the three months ended September 23, 2012 and September 25, 2011 were comprised of the following (in thousands, except percentages):

	Three Months Ended
	September 23, 2012	September 25, 2011	Change
LED Products	$187,547	$196,778	$(9,231)	(5)%
Percent of revenue	60%	73%
Lighting Products	108,073	51,673	56,400	109%
Percent of revenue	34%	19%
Power and RF Products	20,133	20,529	(396)	(2)%
Percent of revenue	6%	8%
Total revenue	$315,753	$268,980	$46,773	17%

Our consolidated revenue increased 17% to $315.8 million in the first quarter of fiscal 2013 from $269.0 million in the first quarter of fiscal 2012. This year over year increase is due primarily to recognition of revenues from the Ruud Lighting acquisition for a full quarter in addition to increased sales of our existing products.
LED Products Segment Revenue
LED Products revenue represents the largest portion of our revenue with approximately 60% and 73% of our total revenues for the first quarter of fiscal 2013 and fiscal 2012, respectively.
LED Products revenue decreased approximately 5% to $187.5 million in the first quarter of fiscal 2013 from $196.8 million in the first quarter of fiscal 2012, primarily due to a decline in blended average selling price (ASP) despite increased unit sales of LED products. The ASP decreased by approximately 5% in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due to downward pricing pressure for LED components partially offset by changes in product mix.

Lighting Products Segment Revenue
Lighting Products revenue represents approximately 34% and 19% of our total revenues for the first quarter of fiscal 2013 and fiscal 2012, respectively.
Lighting Products revenue increased approximately 109% to $108.1 million in the first quarter of fiscal 2013 from $51.7 million in the first quarter of fiscal 2012. The increase was due to recognizing a full quarter of sales in fiscal 2013 for products acquired from Ruud Lighting and an increase in the sales of our indoor LED lighting products. The ASP for our lighting products decreased by approximately 2% in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due to product mix.
Power and RF Products Segment Revenue
Power and RF Products revenue represents approximately 6% and 8% of our total revenues for the first quarter of fiscal 2013 and fiscal 2012, respectively.
Power and RF Products revenue decreased approximately 2% to $20.1 million in the first quarter of fiscal 2013 from $20.5 million in the first quarter of fiscal 2012. The ASP for our power and RF products decreased by approximately 12% in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due to a change in product mix.
Unallocated Revenue
All of our revenue is allocated to our reportable segments. Our CODM does not review inter-segment revenue when evaluating performance and allocating resources to each segment, and inter-segment revenue is not included in the segment revenues presented above. As such, total segment revenue in the table above is equal to our consolidated revenue.

Gross Profit and Gross Margin

Gross Profit and Gross Margin for the three months ended September 23, 2012 and September 25, 2011 were comprised of the following (in thousands, except percentages):

	Three Months Ended
	September 23, 2012	September 25, 2011	Change
LED Products gross profit	$75,467	$77,760	$(2,293)	(3)%
LED Products gross margin	40.2%	39.5%
Lighting Products gross profit	34,100	15,950	18,150	114%
Lighting Products gross margin	31.6%	30.9%
Power and RF Products gross profit	10,422	8,742	1,680	19%
Power and RF Products gross margin	51.8%	42.6%
Unallocated costs	(3,940)	(4,424)	484	(11)%
Consolidated gross profit	$116,049	$98,028	$18,021	18%
Consolidated gross margin	37%	36%

Our consolidated gross profit increased 18% to $116.0 million in the first quarter of fiscal 2013 from $98.0 million in the first quarter of fiscal 2012. Our consolidated gross margin increased to 37% in the first quarter of fiscal 2013 from 36% in the first quarter of fiscal 2012. The quarter over quarter consolidated gross margin increases were due to the increases realized by all our segments, as discussed further below.
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit decreased approximately 3% to $75.5 million in the first quarter of fiscal 2013 from $77.8 million in the first quarter of fiscal 2012 and LED Products gross margin increased to 40.2% in the first quarter of fiscal 2013 from 39.5% in the first quarter of fiscal 2012. LED Products gross margin increased due to better factory execution, realization of cost reduction initiatives and the introduction of lower cost products, which all offset the decline in ASPs.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit increased approximately 114% to $34.1 million in the first quarter of fiscal 2013 from $16.0 million in the first quarter of fiscal 2012. In the first quarter of fiscal 2013, Lighting Products gross margin increased to 31.6%

from 30.9% in the first quarter of fiscal 2012. Lighting Products gross profit increased due to increased sales volumes of products acquired from Ruud Lighting and gross margins increased due to manufacturing cost reductions and lower cost new product designs.
Power and RF Products Segment Gross Profit and Gross Margin
Power and RF Products gross profit increased approximately 19% to $10.4 million in the first quarter of fiscal 2013 from $8.7 million in the first quarter of fiscal 2012. In the first quarter of fiscal 2013, Power and RF Products gross margin increased to 51.8% from 42.6% in the first quarter of fiscal 2012. Gross profit and gross margin increased due to production yield improvements, increased factory utilization and conversion to lower cost products.
Unallocated Costs
Unallocated costs were $3.9 million and $4.4 million in the first quarter of fiscal 2013 and 2012, respectively. These costs are for manufacturing employees, consisting primarily of stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans, matching contributions under our 401(k) plan and acquisition related costs. These costs are not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources. For further information on the allocation of costs to segment gross profit, refer to Note 12, "Reportable Segments," in our consolidated financial statements included in Item 1 of this Quarterly Report.

Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended
	September 23, 2012	September 25, 2011	Change
Research and development	$37,547	$34,402	$3,145	9%
Percent of revenues	12%	13%

Research and development expenses in the first quarter of fiscal 2013 increased 9% to $37.5 million from $34.4 million in the first quarter of fiscal 2012. These increases were primarily due to increased spending on research and development activities focused on new LED chips, LED components, LED lighting products, power and RF products and the incremental research and development expense due to the Ruud Lighting acquisition. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including: the timing of new product introductions, timing of expenditures and the number and nature of our ongoing research and development activities. However, we anticipate that in general our research and development expenses will continue to increase over time to support future growth.

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

	Three Months Ended
	September 23, 2012	September 25, 2011	Change
Sales, general and administrative	$52,645	$45,539	$7,106	16%
Percent of revenues	17%	17%

Sales, general and administrative expenses in the first quarter of fiscal 2013 increased 16% to $52.6 million from $45.5 million in the first quarter of fiscal 2012. The increase in sales, general and administrative expenses for the first quarter of fiscal 2013 is primarily due to an increase in spending on sales and marketing for lighting products, including commissions and trade shows, as we continue to expand our direct sales resources and channels and invest in building and promoting the Cree brands. Additionally, the increase included incremental sales, general and administrative expenses for the full quarter from the Ruud Lighting acquisition, as well as personnel additions during fiscal 2012 to support our growth which were partially offset by decreased legal costs.
Amortization of Acquisition Related Intangibles
As a result of our acquisitions, we have recognized various intangible assets that require amortization, including customer relationships and developed technologies. During fiscal 2012, we acquired Ruud Lighting, resulting in $206.0 million of amortizable intangible assets consisting of developed technology, customer relationships, trade names, in-process research and development, and non-compete agreements. During fiscal 2008, we acquired LLF, resulting in $41.2 million of amortizable intangible assets. These intangible assets are principally composed of developed technology that specifically relates to technologies underlying the development of LED lighting products for the general illumination market. During fiscal 2007, we acquired INTRINSIC Semiconductor Corporation and COTCO Luminant Device Limited (now Cree Hong Kong Limited) (COTCO), resulting in $63.7 million of amortizable intangible assets principally composed of customer relationships and developed technology.
Amortization of intangible assets related to our acquisitions is as follows (in thousands, except percentages):

	Three Months Ended
	September 23, 2012	September 25, 2011	Change
INTRINSIC	$186	$186	$—	—%
COTCO	1,041	1,264	(223)	(18)%
LLF	750	750	—	—%
Ruud Lighting	5,731	1,725	4,006	232%
Total	$7,708	$3,925	$3,783	96%

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

	Three Months Ended
	September 23, 2012	September 25, 2011	Change
Loss on disposal or impairment of long-lived assets, net	$898	$775	$123	16%

We recognized a net loss of $0.9 million on the disposal of long-lived assets in the first quarter of fiscal 2013 compared to a net loss of $0.8 million in the first quarter of fiscal 2012. These net losses resulted from the disposal of equipment due to manufacturing process changes and the impairment of certain capitalized patent costs.
Non-Operating Income
The following table sets forth our non-operating income (in thousands, except percentages):

	Three Months Ended
	September 23, 2012	September 25, 2011	Change
Other non-operating income, net	$1,593	$974	$619	64%
Interest income, net	1,792	1,969	(177)	(9)%
Total	$3,385	$2,943	$442	15%

We have no debt or active lines of credit and we are in a net interest income position. Our investments consist of fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities, municipal bonds, and other fixed interest rate investments. The primary objective of our investment policy is preservation of principal. The decrease in interest income is due to the liquidation of a significant portion of our investment portfolio to pay for the Ruud Lighting acquisition in the first quarter of fiscal 2012 and declining investment yields year over year.

Other non-operating income, net, is typically comprised of gains on sales of investments and foreign exchange gains and losses. However, the increase for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 is due primarily to a one-time payment in connection with the SemiLEDs patent litigation settlement.
Income Tax Expense
The following table sets forth our income tax expense in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended
	September 23, 2012	September 25, 2011	Change
Income tax expense	$4,551	$3,511	$1,040	30%
Effective Tax Rate	22.0%	21.5%

The variation between our effective tax rate and the U.S. statutory rate of 35% is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates and the impact of tax credits available in the current year. A change in the mix of pretax income of our various tax jurisdictions can have a material impact on our periodic effective tax rate.

We recognized income tax expense of $4.6 million for an effective tax rate of 22.0% in the first quarter of fiscal 2013 as compared to income tax expense of $3.5 million for an effective tax rate of 21.5% in the first quarter of fiscal 2012. The increase in our effective tax rate for the three month comparable period is primarily due to a higher percentage of our projected income for the full year being derived from U.S. operations that are taxed at a higher tax rate than international locations.

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

Financial Condition

Our liquidity and capital resources depend on our cash flows from operations and our working capital. Our working capital increased to $1.065 billion as of September 23, 2012 from $1.015 billion as of June 24, 2012, primarily due to a net increase in cash and cash equivalents driven by cash flow from operations. The following table presents the components of our cash conversion cycle for our first quarter of fiscal 2013 and fourth quarter of fiscal 2012:

	September 23, 2012	June 24, 2012	Change
Days of sales outstanding(a)	46	45	1	2%
Days of supply in inventory(b)	81	85	(4)	(5)%
Days in accounts payable(c)	(39)	(36)	(3)	8%
Cash conversion cycle	88	94	(6)	(6)%

a)
Days of sales outstanding (DSO) calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the revenue for the quarter then ended. DSO is calculated by dividing ending accounts receivable, net of applicable allowances and reserves, by the average net revenue per day for the respective quarter.

b)
Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and cost of goods sold for the quarter then ended. DSI is calculated by dividing ending inventory by average cost of goods sold per day for the respective quarter.

c)
Days in accounts payable (DPO) calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of goods sold for the quarter then ended. DPO is calculated by dividing ending accounts payable by the average cost of goods sold per day for the respective quarter.

The decrease in the cash conversion cycle was primarily driven by a reduction in days supply in inventory as a result of increased sales and better management of factory loading coupled with an increase in days in accounts payable.

As of September 23, 2012, all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at September 23, 2012 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of September 23, 2012.
Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Three Months Ended
	September 23, 2012	September 25, 2011	Change
Cash provided by operating activities	$85,686	$41,645	$44,041	106%
Cash used in investing activities	(106,309)	(295,893)	189,584	(64)%
Cash provided by financing activities	5,328	2,355	2,973	126%
Effects of foreign exchange changes	262	468	(206)	(44)%
Net (decrease) increase in cash and cash equivalents	$(15,033)	$(251,425)	$236,392

The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities was $85.7 million in the first three months of fiscal 2013 compared to $41.6 million for the first three months of fiscal 2012. The increase was primarily driven by the year over year increase in our net income along with overall decrease in our non-cash and equivalent working capital including decreases in inventories and increases in accounts payable and accrued liabilities.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and purchase of patent and license rights. Net cash used in investing activities was $106.3 million for the first three months of fiscal 2013 compared to $295.9 million for the first three months of fiscal 2012. This year over year decrease in cash used in investing activities was primarily the result of the $456.0 million cash expended in the first quarter of fiscal 2012 for the acquisition of Ruud Lighting net of proceeds from the sale of investments to fund the acquisition.

We are continuing to actively manage our capital spending. For fiscal 2013, we target similar levels of investment as fiscal 2012 to support our strategic priorities to lead the market, drive adoption of LED lighting, accelerate cost reductions and support incremental capacity as needed.

Cash Flows from Financing Activities
Net cash provided by financing activities was $5.3 million for the first three months of fiscal 2013 compared to $2.4 million for the first three months of fiscal 2012. This change was primarily due to an increase in the issuance of shares related to stock option exercises.
Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 23, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into leases primarily for certain of our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 24, 2012, in the section entitled “Contractual Obligations” for the future minimum lease payments due under our operating leases as of June 24, 2012. There have been no significant changes to the contractual obligations discussed therein.
Critical Accounting Policies and Estimates
For information about our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2012.
Recent Accounting Pronouncements
See Note 1, “Basis of Presentation and Changes in Significant Accounting Policies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the estimated effects, if any, on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 24, 2012. There have been no material changes to the amounts presented therein.

Item 4.     Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by the Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings
The information required by this item is set forth under Note 11, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 24, 2012. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.

Our operating results are substantially dependent on the development and acceptance of new products.
Our future success may depend on our ability to develop new, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development and introduction of these new products depends on a number of factors, including the following:

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
Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Although LED lighting has grown rapidly in recent years, adoption of LEDs for general lighting is relatively new, still limited and faces significant challenges before widespread adoption. In order to manage our growth and business strategy effectively in light of uncertainty related to the pace of adoption, we must continue to:

•	maintain, expand and purchase adequate manufacturing facilities and equipment to meet customer demand;

•	maintain a sufficient supply of raw materials to support our growth;

•	expand research and development, sales and marketing, technical support, distribution capabilities and administrative functions;

•	manage organizational complexity and communication;

•	expand the skills and capabilities of our current management team;

•	add experienced senior level managers; and

•	attract and retain qualified employees.
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
Through acquisitions and organic growth, including our acquisition of Ruud Lighting, we continue to expand into new markets. Many of our existing customers who purchase our LED products develop and manufacture products using those chips and components that are offered into the same lighting markets. As a result, some of our current customers perceive us as a competitor in these new markets. In response, our customers may reduce or discontinue their orders for our LED products. This reduction in or discontinuation of orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.

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
Conversely, due to the proportionately high fixed cost nature of our business (such as facility expansion costs), if demand does not increase at the rate forecasted, we may not be able to manage manufacturing expenses or overhead costs at the same rate as demand.  This could result in lower margins and adversely impact our business and results of operations.  Additionally, if product demand decreases or we fail to forecast demand accurately, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write off charges. We have in the past and may in the future be required to recognize excess capacity charges, which would have a negative impact on our results of operations.
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
We provide warranty periods ranging from ninety days to ten years on our products. The standard warranty on nearly all of our new commercial LED lighting products, which represent an increasing portion of our sales, is ten years. We may experience an increase in warranty claims as a result of the extension of the warranty period. Increased warranty claims could result in significant losses due to a rise in warranty expense and costs associated with customer support.
A significant product recall or product liability case, or a significant increase in warranty claims, could also result in adverse publicity, damage to our reputation, and a loss of customer confidence in our products.

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
We are often involved in litigation, primarily patent litigation, as described in more detail in Note 12, "Commitments and Contingencies" to our consolidated financial statements included in "Item 8, Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for fiscal 2012. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.
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
Goodwill and purchased intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the unamortized balance of our definite-lived intangible assets when indicators of potential impairment are present. Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to recognize a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or other intangible assets is determined to exist, which could adversely impact our results of operations.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC established new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts for the 2013 calendar year, with initial disclosure requirements beginning in May 2014. These new requirements could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, we may not be able to obtain minerals at competitive prices and there will likely be additional costs associated with complying with the new due diligence procedures as required by the SEC. In addition, as our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these new requirements.

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

•
the lack of sufficient excess tax benefits (credits) in our additional paid in capital pool in situations where our realized tax deductions for certain stock-based compensation awards (such as non-qualified stock options and restricted stock) are less than those originally anticipated; and

•
the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes, or any changes in legislation that may result in these earnings being taxed within the U.S., regardless of our decision regarding repatriation of funds.

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
Any significant increase or decrease in our future effective tax rates could impact net income for future periods. In addition, the determination of our income tax provision requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. To the extent our income tax liability materially differs from our income tax provisions due to factors, including the above, which were not anticipated at the time we estimated our tax provision, our net income or cash flows could be affected.

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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Policies and Estimates” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for fiscal 2012). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results.
Likewise, our results may be impacted due to changes in the accounting standards to be applied, such as the increased use of fair value measurement standards, proposed changes in revenue recognition requirements, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards.

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

Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $20.32 to a high of $37.11 in fiscal 2012. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the first quarter of fiscal 2013. The following table summarizes our stock repurchase activity for the first quarter of fiscal 2013 (in thousands, except per share data):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as a part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program (2)
June 25 - July 22, 2012	—	$—	—	200,000
July 23 - August 19, 2012	—	—	—	200,000
August 20 - September 23, 2012	46	28.2	—	200,000
Total	46		—

(1) Represents shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.
(2) On January 18, 2001, we announced the authorization by our Board of Directors of a program to repurchase shares of our outstanding common stock. Several times since then, the Board of Directors has renewed the program and increased the number of shares that can be repurchased under the program. As of September 23, 2012, we are authorized by the Board of Directors to repurchase shares of our common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 14, 2012 through the June 30, 2013 expiration of the program. During the three months ended September 23, 2012, we repurchased zero shares of common stock under the repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Management Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 13, 2012, as filed with the Securities and Exchange Commission on August 17, 2012)

10.2
Notice of Grant to Charles M. Swoboda, dated August 13, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated August 13, 2012, as filed with the Securities and Exchange Commission on August 17, 2012)

10.3	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors
10.4	Form of Nonqualified Stock Option Award Agreement
10.5	Form of Restricted Stock Award Agreement
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 23, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements(a)

(a)
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

CREE, INC.

October 17, 2012

/s/ MICHAEL E. MCDEVITT
Michael E. McDevitt
Vice President and Interim Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Management Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 13, 2012, as filed with the Securities and Exchange Commission on August 17, 2012)

10.2
Notice of Grant to Charles M. Swoboda, dated August 13, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated August 13, 2012, as filed with the Securities and Exchange Commission on August 17, 2012)

10.3	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors
10.4	Form of Nonqualified Stock Option Award Agreement
10.5	Form of Restricted Stock Award Agreement
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 23, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements(a)

(a)
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