Form 10-Q
period 2012-12-30
CREE INC
filed 2013-01-23
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2012
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 16, 2013, was 116,649,539.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended December 30, 2012

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
CONSOLIDATED BALANCE SHEETS

	December 30, 2012	June 24, 2012
	(unaudited)
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$179,608	$178,885
Short-term investments	706,195	565,628
Total cash, cash equivalents, and short-term investments	885,803	744,513
Accounts receivable, net	144,552	152,258
Inventories	185,006	188,849
Deferred income taxes	21,931	21,744
Prepaid expenses and other current assets	61,117	56,917
Total current assets	1,298,409	1,164,281
Property and equipment, net	555,049	582,461
Intangible assets, net	366,520	376,075
Goodwill	616,345	616,345
Other assets	7,733	8,336
Total assets	$2,844,056	$2,747,498
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$94,487	$78,873
Accrued salaries and wages	39,907	29,837
Income taxes payable	8,904	3,834
Other current liabilities	32,655	36,633
Total current liabilities	175,953	149,177
Long-term liabilities:
Deferred income taxes	15,733	15,609
Other long-term liabilities	16,762	22,695
Total long-term liabilities	32,495	38,304
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 30, 2012 and June 24, 2012; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at December 30, 2012 and June 24, 2012; 116,650 and 115,906 shares issued and outstanding at December 30, 2012 and June 24, 2012, respectively	145	144
Additional paid-in-capital	1,900,500	1,861,502
Accumulated other comprehensive income, net of taxes	11,199	11,133
Retained earnings	723,764	687,238
Total shareholders’ equity	2,635,608	2,560,017
Total liabilities and shareholders’ equity	$2,844,056	$2,747,498
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	December 30, 2012	December 25, 2011	December 30, 2012	December 25, 2011
	(Thousands, except per share amounts)
Revenue, net	$346,286	$304,118	$662,039	$573,098
Cost of revenue, net	212,810	199,000	412,514	369,952
Gross profit	133,476	105,118	249,525	203,146
Operating expenses:
Research and development	39,941	35,886	77,488	70,288
Sales, general and administrative	60,100	49,176	112,745	94,715
Amortization of acquisition-related intangibles	7,719	7,367	15,389	11,292
Loss on disposal or impairment of long-lived assets	624	497	1,522	1,272
Total operating expenses	108,384	92,926	207,144	177,567
Operating income	25,092	12,192	42,381	25,579
Non-operating income:
Other non-operating income (expense), net	535	(111)	2,128	863
Interest income, net	1,946	1,800	3,738	3,769
Income before income taxes	27,573	13,881	48,247	30,211
Income tax expense	7,170	1,803	11,721	5,314
Net income	$20,403	$12,078	$36,526	$24,897
Earnings per share:
Basic	$0.18	$0.10	$0.32	$0.22
Diluted	$0.18	$0.10	$0.31	$0.22
Shares used in per share calculation:
Basic	115,965	115,536	115,760	113,701
Diluted	116,410	115,883	116,249	114,239
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	December 30, 2012	December 25, 2011	December 30, 2012	December 25, 2011
	(In thousands)
Net income	$20,403	$12,078	$36,526	$24,897
Other comprehensive income:
Currency translation (loss) gain, net of tax benefit (expense) of $20, $418, ($91) and $221, respectively	(33)	(685)	149	(362)
Net unrealized (loss) on available-for-sale securities, net of tax benefit of $376, $544, $54 and $1,206, respectively	(617)	(899)	(83)	(1,991)
Other comprehensive (loss) income	(650)	(1,584)	66	(2,353)
Comprehensive income	$19,753	$10,494	$36,592	$22,544
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	December 30, 2012	December 25, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$36,526	$24,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,395	68,303
Stock-based compensation	27,029	22,635
Excess tax benefit from share-based payment arrangements	(117)	(201)
Loss on disposal or impairment of long-lived assets	1,522	1,272
Amortization of premium/discount on investments	4,744	4,017
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	7,683	(12,973)
Inventories	3,854	28,572
Prepaid expenses and other assets	(3,644)	8,755
Accounts payable, trade	14,581	(14,923)
Accrued salaries and wages and other liabilities	9,721	(8,117)
Net cash provided by operating activities	178,294	122,237
Cash flows from investing activities:
Purchases of property and equipment	(30,430)	(53,038)
Purchases of investments	(364,027)	(145,802)
Proceeds from maturities of investments	194,754	66,040
Proceeds from sale of property and equipment	301	2
Proceeds from sale of available-for-sale investments	23,825	252,152
Purchase of acquired business, net of cash acquired	—	(456,008)
Purchases of patent and licensing rights	(10,021)	(8,043)
Net cash used in investing activities	(185,598)	(344,697)
Cash flows from financing activities:
Net proceeds from issuance of common stock	8,177	2,648
Excess tax benefit from share-based payment arrangements	117	201
Repurchases of common stock	(638)	—
Net cash provided by financing activities	7,656	2,849
Effects of foreign exchange changes on cash and cash equivalents	371	664
Net change in cash and cash equivalents	723	(218,947)
Cash and cash equivalents:
Beginning of period	178,885	390,598
End of period	$179,608	$171,651
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
Basis of Presentation
The consolidated balance sheet at December 30, 2012, the consolidated statements of income for the three and six months ended December 30, 2012 and December 25, 2011, the consolidated statements of comprehensive income for the three and six months ended December 30, 2012 and December 25, 2011, and the consolidated statements of cash flow for the six months ended December 30, 2012 and December 25, 2011 (collectively, the “consolidated financial statements”) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at December 30, 2012, and for all periods presented, have been made. All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 24, 2012 has been derived from the audited financial statements as of that date. The three and six month periods ended December 30, 2012 include one additional week as compared to the three and six month periods ended December 25, 2011.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2012 (“fiscal 2012”). The results of operations for the three and six months ended December 30, 2012 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 30, 2013 (“fiscal 2013”).
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
Recently Adopted Accounting Pronouncements
Presentation of Comprehensive Income
In June 2011, the Financial Accounting Standards Board ("FASB") issued new guidance concerning the presentation of total comprehensive income and its components. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. In December 2011, the FASB issued an accounting standards update that deferred the presentation requirement for other comprehensive income reclassifications on the face of the financial statements. This guidance, as amended, became effective for the Company beginning in the first quarter of fiscal 2013. The Company's adoption of the new accounting guidance did not have a significant impact on the consolidated financial statements.
Note 2.    Acquisitions
On August 17, 2011, the Company entered into a Stock Purchase Agreement with all of the shareholders of Ruud Lighting, Inc. ("Ruud Lighting"). Pursuant to the terms of the Stock Purchase Agreement and concurrently with the execution of the Stock Purchase Agreement, the Company acquired all of the outstanding share capital of Ruud Lighting in exchange for consideration consisting of 6.1 million shares of the Company's common stock valued at approximately $211.0 million and $372.2 million cash, subject to certain post-closing adjustments. The acquisition allowed the Company to expand its product portfolio into outdoor LED lighting.
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
The Company incurred total transaction costs related to the acquisition of approximately $3.6 million, of which, $3.1 million were expensed in the first quarter of fiscal 2012, in accordance with U.S. GAAP. These transaction costs were included in "Sales, general and administrative" expense in the consolidated statements of income. Ruud Lighting is included in the Lighting Products segment.

The amounts of revenue and net income of Ruud Lighting in the consolidated statements of income from and including August 17, 2011 to December 25, 2011 are as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	December 25, 2011	December 25, 2011
Revenue	$61,148	$83,491
Operating income	1,647	1,125
Net income	1,319	655
Basic net income per share	$0.01	$0.01
Diluted net income per share	$0.01	$0.01
The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the Ruud Lighting acquisition occurred as of June 27, 2011 (in thousands, except per share data).

Six Months Ended
December 25, 2011
Revenue	$603,430
Operating income	23,872
Net income	23,117
Basic net income per share	$0.20
Diluted net income per share	$0.20
The total revenue for Ruud Lighting included in the pro forma table above was $115.0 million for the six month period from June 27, 2011 to December 25, 2011.
Note 3.    Financial Statement Details
Accounts Receivable, net
The following table presents a summary of the components of accounts receivable, net (in thousands):

	December 30, 2012	June 24, 2012
Billed trade receivables	$170,544	$173,145
Unbilled contract receivables	1,876	1,576
	172,420	174,721
Allowance for sales returns, discounts, and other incentives	(25,668)	(20,681)
Allowance for bad debts	(2,200)	(1,782)
Total accounts receivable, net	$144,552	$152,258
Inventories
The following table presents a summary of the components of inventories (in thousands):

	December 30, 2012	June 24, 2012
Raw material	$56,925	$57,618
Work-in-progress	68,514	74,241
Finished goods	59,567	56,990
Total inventories	$185,006	$188,849

Other current liabilities
The following table presents a summary of the components of other current liabilities (in thousands):

	December 30, 2012	June 24, 2012
Accrued taxes	$9,683	$11,615
Accrued professional fees	6,628	7,412
Accrued warranty	7,243	5,513
Accrued other	9,101	12,093
Total other current liabilities	$32,655	$36,633
Other non-operating income (expense), net
The following table presents a summary of the components of other non-operating income (expense), net (in thousands):

	Three Months Ended		Six Months Ended
	12/30/2012	12/25/2011	12/30/2012	12/25/2011
Foreign currency gain (loss), net	$301	$(24)	$128	$21
Gain on sale of investments, net	8	1	36	997
Other, net	226	(88)	1,964	(155)
Total other non-operating income (expense), net	$535	$(111)	$2,128	$863
Note 4.    Investments
Short-term investments consist of high grade municipal and corporate bonds and other debt securities. The Company classifies its marketable securities as available-for-sale based upon management’s determination that the underlying cash invested in these securities is available for operations as necessary.
The following tables provide a summary of marketable investments by type (in thousands):

	December 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$236,819	$1,442	$(311)	$237,950
Corporate bonds	158,563	2,467	(49)	160,981
Certificates of deposit	225,000	—	—	225,000
U.S. agency securities	71,620	440	—	72,060
Non-U.S. government securities	10,172	32	—	10,204
Total	$702,174	$4,381	$(360)	$706,195

	June 24, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$209,626	$2,036	$(58)	$211,604
Corporate bonds	144,942	1,848	(123)	146,667
Certificates of deposit	130,000	—	—	130,000
U.S. agency securities	68,156	450	(7)	68,599
Non-U.S. government securities	8,746	15	(3)	8,758
Total	$561,470	$4,349	$(191)	$565,628

The following tables present the gross unrealized losses and estimated fair value of the Company's investment securities, aggregated by investment type and length of time that individual investments securities have been in a continuous unrealized loss position (in thousands):

	December 30, 2012
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$77,718	$(311)	$—	$—	$77,718	$(311)
Corporate bonds	21,128	(49)	—	—	21,128	(49)
Total	$98,846	$(360)	$—	$—	$98,846	$(360)
Number of securities with an unrealized loss		56		—		56

	June 24, 2012
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$30,102	$(58)	$—	$—	$30,102	$(58)
Corporate bonds	30,550	(123)	—	—	30,550	(123)
U.S. agency securities	3,014	(7)	—	—	3,014	(7)
Non-U.S. government securities	1,543	(3)	—	—	1,543	(3)
Total	$65,209	$(191)	$—	$—	$65,209	$(191)
Number of securities with an unrealized loss		33		—		33
The contractual maturities of marketable investments at December 30, 2012 were as follows (in thousands):

	December 30, 2012
	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$63,142	$174,808	$—	$—	$237,950
Corporate bonds	34,905	126,076	—	—	160,981
Certificates of deposit	225,000	—	—	—	225,000
U.S. agency securities	29,187	42,873	—	—	72,060
Non-U.S. government securities	2,523	7,681	—	—	10,204
Total	$354,757	$351,438	$—	$—	$706,195
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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of December 30, 2012, financial assets utilizing Level 1 inputs included money market funds. Financial assets utilizing Level 2 inputs included certificates of deposit, corporate bonds and municipal bonds, U.S. agency securities and non-U.S. government securities. Level 2 assets are valued using a third-party pricing services consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company does not have any financial assets requiring the use of Level 3 inputs. There were no transfers between Level 1 and Level 2 during the six months ended December 30, 2012.
The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	December 30, 2012				June 24, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Municipal bonds	$—	$—	$—	$—	$—	$3,000	$—	$3,000
Money market funds	4,425	—	—	4,425	31,318	—	—	31,318
Total cash equivalents	4,425	—	—	4,425	31,318	3,000	—	34,318
Short-term investments:
Municipal bonds	—	237,950	—	237,950	—	211,604	—	211,604
Corporate bonds	—	160,981	—	160,981	—	146,667	—	146,667
Certificates of deposit	—	225,000	—	225,000	—	130,000	—	130,000
U.S. agency securities	—	72,060	—	72,060	—	68,599	—	68,599
Non-U.S. government securities	—	10,204	—	10,204	—	8,758	—	8,758
Total short-term investments	—	706,195	—	706,195	—	565,628	—	565,628
Total assets	$4,425	$706,195	$—	$710,620	$31,318	$568,628	$—	$599,946
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains from the sale of investments for the six months ended December 30, 2012 of approximately $36 thousand are included in "Other non-operating income (expense), net" and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be “other-than-temporary.”
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

Note 6.    Intangible Assets
The following table presents the components of intangible assets, net (in thousands):

	December 30, 2012			June 24, 2012
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Intangible assets with finite lives:
Customer relationships	$137,440	$(55,357)	$82,083	$137,440	$(51,103)	$86,337
Developed technology	162,760	(43,283)	119,477	160,360	(33,141)	127,219
Non-compete agreements	10,244	(3,057)	7,187	10,244	(2,077)	8,167
Trade names, finite-lived	520	(481)	39	520	(469)	51
Patent and license rights	106,399	(31,545)	74,854	97,812	(28,791)	69,021
Total intangible assets with finite lives	417,363	(133,723)	283,640	406,376	(115,581)	290,795
In-process research and development, indefinite-lived	—		—	2,400		2,400
Trade names, indefinite-lived	82,880		82,880	82,880		82,880
Total intangible assets	$500,243	$(133,723)	$366,520	$491,656	$(115,581)	$376,075
Total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, recognized during the three and six months ended December 30, 2012 was $9.5 million and $18.7 million, respectively. For the three and six months ended December 25, 2011, total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, was $8.8 million and $14.1 million, respectively.
Total annual amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 30, 2013 (remainder of fiscal 2013)	$18,784
June 29, 2014	35,539
June 28, 2015	32,572
June 26, 2016	32,296
June 25, 2017	30,335
Thereafter	134,114
Total	$283,640
Note 7.    Shareholders’ Equity
As of December 30, 2012, the Company is authorized by the Board of Directors to repurchase shares of its common stock having an aggregate purchase price not exceeding $200.0 million for all purchases from June 14, 2012 through the June 30, 2013 expiration of the program. During the six months ended December 30, 2012, there were no repurchases of common stock by the Company under the repurchase program.

Note 8.    Earnings Per Share
The following presents the computation of basic earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 30, 2012	December 25, 2011	December 30, 2012	December 25, 2011
Basic:
Net income	$20,403	$12,078	$36,526	$24,897
Weighted average common shares - basic	115,965	115,536	115,760	113,701
Basic earnings per share	$0.18	$0.10	$0.32	$0.22
The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 30, 2012	December 25, 2011	December 30, 2012	December 25, 2011
Diluted:
Net income	$20,403	$12,078	$36,526	$24,897
Weighted average common shares - basic	115,965	115,536	115,760	113,701
Dilutive effect of stock options, unvested shares and ESPP purchase rights	445	347	489	538
Weighted average common shares - diluted	116,410	115,883	116,249	114,239
Diluted earnings per share	$0.18	$0.10	$0.31	$0.22
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive and as such, these shares are not included in calculating diluted earnings per share. For the three and six months ended December 30, 2012, there were 10.2 million and 9.1 million, respectively, of potential common shares not included in the calculation of diluted earnings per share because their effect was antidilutive. For the three and six months ended December 25, 2011, there were 8.1 million and 6.6 million, respectively, of potential common shares not included in the calculation of diluted earnings per share because their effect was antidilutive.
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

Stock Option Awards
The following table summarizes outstanding option awards as of December 30, 2012, and changes during the six months then ended (shares in thousands):

	Number of Shares	Weighted-Average Exercise Price
Outstanding at June 24, 2012	8,800	$36.71
Granted	3,228	27.80
Exercised	(343)	23.83
Forfeited or expired	(275)	39.24
Outstanding at December 30, 2012	11,410	$34.51
Restricted Stock and Stock Unit Awards
A summary of nonvested shares of restricted stock and stock unit awards outstanding as of December 30, 2012, and changes during the six months then ended, follows (shares in thousands):

	Number of Shares/Units	Weighted- Average Grant- Date Fair Value
Nonvested at June 24, 2012	517	$37.41
Granted	350	28.11
Vested	(179)	34.98
Nonvested at December 30, 2012	688	$33.31
Stock-Based Compensation Valuation and Expense
The Company accounts for its employee stock-based compensation plan using the fair value method. The fair value method requires the Company to estimate the grant date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term.
To estimate the fair value of the Company's stock option awards, the Company currently uses the Black-Scholes option-valuation model. The determination of the fair value of stock-based payment awards on the date of grant using an option-valuation model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models available today, including future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company's financial statements.
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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
Income Statement Classification	December 30, 2012	December 25, 2011	December 30, 2012	December 25, 2011
Cost of goods sold	$2,257	$1,615	$4,541	$3,329
Research and development	3,947	2,603	7,003	5,031
Sales, general and administrative	8,340	6,977	15,485	14,275
Total	$14,544	$11,195	$27,029	$22,635
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
As of June 24, 2012, the Company's liability for unrecognized tax benefits was $4.4 million. During the six months ended December 30, 2012, there were no changes to the amount of unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of December 30, 2012 was $4.4 million. If any portion of this $4.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $2.2 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute requirements.
The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years ended June 28, 2009 and prior. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2009. For foreign purposes, the Company is generally no longer subject to examination for tax periods 2002 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment. The Company is currently under inquiry by the Hong Kong Inland Revenue Department for the fiscal year ended June 29, 2008 through the fiscal year ended June 27, 2010. The Company is also currently under audit by the German Federal Central Tax Office for the fiscal year ended June 29, 2008 through the fiscal year ended June 27, 2010.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013.  Included within this legislation was an extension of the research and development credit which had previously expired on December 31, 2011. This legislation retroactively reinstates and extends the credit from the previous expiration date through December 31, 2013.  As the legislation was not enacted until after the close of the second quarter of fiscal 2013, the income tax impact of the retroactive reinstatement and extension will not be recognized until the third quarter of fiscal 2013.  If the tax impact of the research and development credit was recognized in the second quarter of fiscal 2013, it would represent a $1.5 million tax benefit.
Note 11.    Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 24, 2012	$5,513
Warranties accrued in current period	2,199
Changes in estimates for pre-existing warranties	1,056
Expenditures	(1,525)
Balance at December 30, 2012	$7,243

Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from ninety days to ten years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The warranty reserves, which are primarily related to Lighting products, are evaluated on a quarterly basis based on various factors including historical warranty claims, assumptions about the frequency of warranty claims,  and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates.
Litigation
The Company is a party to various legal proceedings, including those described in the Company's Annual Report on Form 10-K for fiscal 2012 and in the Company's Quarterly Report on Form 10-Q for the quarter ended September 23, 2012. The following is provided as an update to the Company's legal proceedings as contained in those reports. Unless otherwise indicated, the potential losses for claims against the Company in these matters are not reasonably estimable.
Cooper Lighting Litigation
Ruud Lighting, Inc. filed a complaint for patent infringement against Cooper Lighting, LLC in the U.S. District Court for the Eastern District of Wisconsin on April 2, 2010. The complaint as amended seeks injunctive relief and damages for infringement of two U.S. patents owned by Ruud Lighting: No. 7,686,469, entitled "LED Lighting Fixture"; and No. 7,891,835, entitled “Light-Directed Apparatus with Protected Reflector-Shield and Lighting Fixture Utilizing Same.” On May 23, 2012, Ruud Lighting filed a second complaint for patent infringement against Cooper Lighting in the U.S. District Court for the Eastern District of Wisconsin. The complaint seeks injunctive relief and damages for infringement of a third U.S. patent owned by Ruud Lighting, No. 7,952,262, entitled “Modular LED Unit Incorporating Interconnected Heat Sinks Configured To Mount and Hold Adjacent LED Modules." In each of these actions Cooper Lighting has filed an answer and counterclaims in which it denies any infringement and seeks a declaratory judgment that the asserted claims of the patents are invalid.
Cooper Lighting, LLC filed a complaint for patent infringement against Cree, Inc. and Ruud Lighting, Inc. in the U.S. District Court for the Northern District of Georgia on September 7, 2012. The complaint seeks injunctive relief and damages for infringement of one U.S. patent owned by Cooper Lighting, LLC: No. 8,210,722, entitled "LED Device for Wide Beam Generation." Cree has filed an answer in which it denies any infringement and asserts that the patent is invalid as well as other defenses.
Illumination Management Solutions, Inc., a subsidiary of Cooper Lighting, LLC, filed a complaint for patent infringement against Ruud Lighting in the U.S. District Court for the Eastern District of Texas on June 7, 2010. The action was later transferred to the U.S. District Court for the Eastern District of Wisconsin. As amended in January 2012, the complaint alleged that Ruud Lighting infringed two U.S. patents owned by Illumination Management Solutions, No. 7,674,018 and No. 7,993,036, each entitled "LED Device for Wide Beam Generation." It also alleged that Ruud Lighting and its then president, Alan Ruud, who served on the plaintiff's board of directors in 2006 and 2007 when Ruud Lighting was a shareholder of the plaintiff, conspired to misuse confidential information obtained from the plaintiff to file patent applications and to obtain patents assigned to Ruud Lighting. The complaint sought injunctive relief, damages and ownership of the patent applications and patents alleged to have been wrongfully filed and obtained. The court in October 2012 granted partial summary judgment in favor of Ruud Lighting, finding that most of the accused products did not infringe either of the asserted patents. The parties have moved the court to enter final judgment based on the court's summary judgment order and to dismiss the remaining claims and counterclaims without prejudice.
Ruud Lighting is a defendant in an action commenced by Illumination Management Solutions in the U.S. District Court for the Central District of California on June 8, 2010 and later transferred to the U.S. District Court for the Eastern District of Wisconsin. As amended in December 2012, the complaint names as defendants Ruud Lighting and two of its employees, Alan Ruud and Christopher Ruud, and asserts that the defendants engaged in wrongful acts arising out of the relationship between the plaintiff and Ruud Lighting in 2006 and 2007 when Ruud Lighting was a shareholder of the plaintiff and Alan Ruud served on the plaintiff's board of directors. The complaint alleges that the defendants breached fiduciary duties and otherwise acted improperly by pursuing a plan to compete with the plaintiff and that the defendants misused trade secrets and other information obtained from the plaintiff as fiduciaries and subject to a non-disclosure agreement. These allegedly wrongful acts included filing patent applications and obtaining patents assigned to Ruud Lighting on inventions claimed by the plaintiff. The complaint also alleges that Ruud Lighting: (a) marketed its LED products without reference to certain optical technology claimed by the plaintiff, thereby breaching a marketing agreement with the plaintiff and engaging in unfair competition and false advertising; (b) breached the marketing agreement by failing to give the plaintiff a right of first refusal to integrate the plaintiff's optical technology into Ruud Lighting LED products; and (c) committed fraud by entering into the marketing agreement without any intention to perform it. The complaint further alleges that the plaintiff is entitled to a correction of the inventors named in one or more patents to add a founder of the plaintiff as an inventor. The complaint seeks to recover damages, all profits and other gains realized by defendants as a result of the acts complained of, attorneys' fees, ownership of any interest in the patent applications and patents alleged to have been wrongfully filed and obtained, and correction of the named inventors on one or more patents. The plaintiff filed its amended complaint in December 2012 following a September 2012 order of the court that dismissed certain claims as preempted by the trade secret misappropriation claim. The plaintiff in January 2013 filed a motion seeking leave to file a further amended complaint that omits the previously asserted claims for trade secret misappropriation, fraud, unfair competition and false advertising.
Dynacraft Industries Litigation
On April 29, 2009, Dynacraft Industries Sdn. Bhd. commenced an action against the Company and Cree Malaysia Sdn. Bhd., a subsidiary of the Company, in Malaysia in a filing with the High Court of Malaysia at Pulau Pinang (Penang). The statement of claim alleged that the Cree defendants breached an agreement to purchase from Dynacraft certain real property in Malaysia for a contract price of 38 million Malaysia ringgit (approximately $12.4 million) and sought an award of damages in an unspecified amount. The Cree defendants filed defenses denying liability for damages. The case was tried before a judge and on November 28, 2012 all claims against the Cree defendants were dismissed. Dynacraft has filed a notice of appeal.
The Fox Group Litigation
The Fox Group, Inc. filed a complaint for patent infringement against the Company in the U.S. District Court for the Eastern District of Virginia on June 29, 2010. The complaint, which sought injunctive relief and damages, asserted that the Company was infringing two U.S. patents relating to high quality silicon carbide material: No. 6,534,026, entitled "Low Defect Density Silicon Carbide" (the "'026 patent"); and No. 6,562,130, entitled "Low Defect Axially Grown Single Crystal Silicon Carbide" (the "'130 patent"). The district court granted summary judgment in favor of the Company in August 2011. The court determined that the Company did not infringe the '026 patent and that the claims of the '130 patent asserted against the Company are invalid. The Fox Group appealed the decision to the U.S. Court of Appeals for the Federal Circuit and the decision was affirmed on November 28, 2012. The Fox Group has petitioned for a rehearing.
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
Financial Results by Reportable Segment
The following table reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three and six months ended December 30, 2012 and December 25, 2011. The Company's CODM is the Chief Executive Officer.
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
The Company's CODM reviews gross profit as the lowest and only level of segment profit. As such, all items below gross profit in the consolidated statement of income must be included to reconcile the consolidated gross profit presented in the following table to the Company's consolidated income before taxes.
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

	Three Months Ended		Six Months Ended
	December 30, 2012	December 25, 2011	December 30, 2012	December 25, 2011
	(In thousands)
Revenue
LED Products	$200,962	$194,162	$388,509	$390,940
Lighting Products	122,714	95,736	230,787	147,409
Power and RF Products	22,610	14,220	42,743	34,749
Total Revenue	$346,286	$304,118	$662,039	$573,098

Gross Profit
LED Products	$84,186	$70,302	$159,653	$148,062
Lighting Products	41,383	31,927	75,483	47,877
Power and RF Products	12,798	5,274	23,220	14,016
Total Segment Gross Profit	138,367	107,503	258,356	209,955
Unallocated Costs	(4,891)	(2,385)	(8,831)	(6,809)
Consolidated Gross Profit	$133,476	$105,118	$249,525	$203,146

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
Overview
Cree, Inc. (Cree, we, our, or us) is a leading innovator of lighting-class light emitting diode (LED) products, lighting products and semiconductor products for power and radio-frequency (RF) applications. Our products are targeted for applications such as indoor and outdoor lighting, video displays, transportation, electronic signs and signals, power supplies, inverters and wireless systems.
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

Financial Results of the Second Quarter Fiscal 2013
The following is a summary of our financial results for the three months ended December 30, 2012:

•	Revenues increased to $346.3 million in the second quarter of fiscal 2013 from $315.8 million in the first quarter of fiscal 2013.

•	Gross margins improved to 38.5% in the second quarter of fiscal 2013 from 36.8% in the first quarter of fiscal 2013.

•
Operating income was $25.1 million in the second quarter of fiscal 2013 compared to $17.3 million in the first quarter of fiscal 2013. Net income per diluted share was $0.18 compared to $0.14 for the first quarter of fiscal 2013.

•	Inventory increased to $185.0 million at December 30, 2012 compared to $179.7 million at September 23, 2012.

•	We spent $17.8 million on purchases of property and equipment during the second quarter of fiscal 2013 compared to $12.6 million during the first quarter of fiscal 2013.

•	Combined cash, cash equivalents and marketable investments increased to $885.8 million at December 30, 2012 compared to $816.3 million at September 23, 2012.

Business Outlook
We project that the markets for our products will remain highly competitive during fiscal 2013. We are focusing on the following key areas, among others, in response to this competitive environment:

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

•
Leverage technology leadership in Power and RF to open new applications for these products. In the power product line, we are working with our customers to combine our SiC MOSFET and Schottky diodes technology to enable power modules for solar, uninterruptable power supplies (UPS) and motor control applications. In the RF product line, we are developing GaN based products to access new applications.

•	Translate product innovation into revenue and profit growth. We target incremental improvement from factory cost reductions, process improvements and lower cost new product designs.
Results of Operations
The following table sets forth certain consolidated statement of income data for the periods indicated:

	Three Months Ended				Six Months Ended
	December 30, 2012		December 25, 2011		December 30, 2012		December 25, 2011
(in thousands, except per share amounts and percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$346,286	100%	$304,118	100%	$662,039	100%	$573,098	100%
Cost of revenue, net	212,810	61%	199,000	65%	412,514	62%	369,952	65%
Gross profit	133,476	39%	105,118	35%	249,525	38%	203,146	35%
Research and development	39,941	12%	35,886	12%	77,488	12%	70,288	12%
Sales, general and administrative	60,100	17%	49,176	16%	112,745	17%	94,715	17%
Amortization of acquisition-related intangibles	7,719	2%	7,367	2%	15,389	2%	11,292	2%
Loss on disposal or impairment of long-lived assets	624	—%	497	—%	1,522	—%	1,272	—%
Operating income	25,092	7%	12,192	4%	42,381	6%	25,579	4%
Other non-operating income (expense), net	535	—%	(111)	—%	2,128	—%	863	—%
Interest income, net	1,946	1%	1,800	1%	3,738	1%	3,769	1%
Income before income taxes	27,573	8%	13,881	5%	48,247	7%	30,211	5%
Income tax expense	7,170	2%	1,803	1%	11,721	2%	5,314	1%
Net income	20,403	6%	12,078	4%	36,526	6%	24,897	4%
Diluted earnings per share	$0.18		$0.10		$0.31		$0.22

Our fiscal 2013 results include a nominal benefit of an additional week included in the three and six months periods ended December 30, 2012, as compared to the three and six month periods ended December 25, 2011.

Revenues

Revenues for the three and six months ended December 30, 2012 and December 25, 2011 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 30, 2012	December 25, 2011	Change		December 30, 2012	December 25, 2011	Change
LED Products	$200,962	$194,162	$6,800	4%	$388,509	$390,940	$(2,431)	(1)%
Percent of revenue	58%	64%			59%	68%
Lighting Products	122,714	95,736	26,978	28%	230,787	147,409	83,378	57%
Percent of revenue	35%	31%			35%	26%
Power and RF Products	22,610	14,220	8,390	59%	42,743	34,749	7,994	23%
Percent of revenue	7%	5%			6%	6%
Total revenue	$346,286	$304,118	$42,168	14%	$662,039	$573,098	$88,941	16%
Our consolidated revenue increased 14% to $346.3 million in the second quarter of fiscal 2013 from $304.1 million in the second quarter of fiscal 2012. This year-over-year increase is due primarily to higher sales across all three of our business segments, but driven primarily by strong sales in the Lighting Products segment. For the six months ended December 30, 2012, our consolidated revenue increased 16% to $662.0 million from $573.1 million for the six months ended December 25, 2011. This increase is due primarily to increased sales of our existing products as discussed above, and recognition of revenues from the Ruud Lighting acquisition for a full first quarter of fiscal year 2013.
LED Products Segment Revenue
LED Products revenue represents the largest portion of our revenue with approximately 58% and 64% of our total revenues for the second quarter of fiscal 2013 and fiscal 2012, respectively.
LED Products revenue increased approximately 4% to $201.0 million in the second quarter of fiscal 2013 from $194.2 million in the second quarter of fiscal 2012, and remained comparable on a year-to-date basis, decreasing approximately 1% to $388.5 million for the six months ended December 30, 2012 from $390.9 million for the six months ended December 25, 2011.
Changes in revenue are the result of an overall change in product mix. The average selling prices for our LED products decreased in fiscal 2013 compared to fiscal 2012, due primarily to market downward pricing pressure and sales of new lower cost products. The decline in selling prices was offset by the increase in the overall number of units sold, primarily from our newer products.
Lighting Products Segment Revenue
Lighting Products revenue represents approximately 35% and 31% of our total revenues for the second quarter of fiscal 2013 and fiscal 2012, respectively.
Lighting Products revenue increased on both quarter-to-date and year-to-date basis, improving by approximately 28% to $122.7 million in the second quarter of fiscal 2013 from $95.7 million in the second quarter of fiscal 2012, and approximately 57% to $230.8 million for the six months ended December 30, 2012 from $147.4 million for the six months ended December 25, 2011.
These increases were primarily due to higher sales of our indoor and outdoor LED lighting products, as well as recognizing a full quarter of sales in the first quarter of fiscal 2013 for products acquired from Ruud Lighting on a year-to-date basis. The volume of units sold increased in both quarter-to-date and year-to-date periods which was partially offset by a reduction in selling prices due to market downward pricing pressure and sales of new lower cost products.

Power and RF Products Segment Revenue
Power and RF Products revenue represents approximately 7% and 5% of our total revenues for the second quarter of fiscal 2013 and fiscal 2012, respectively.
Power and RF Products revenue increased approximately 59% to $22.6 million in the second quarter of fiscal 2013 from $14.2 million in the second quarter of fiscal 2012, and approximately 23% to $42.7 million for the six months ended December 30, 2012 from $34.7 million for the six months ended December 25, 2011.
The increases in revenue are the result of higher sales of RF products in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 when the Power and RF Products segment revenue was impacted by the delays for RF orders related to certain military programs and lower demand in the solar inverter market. The selling prices for our power and RF products decreased in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 due to a change in product mix and targeted reductions in product pricing.
Unallocated Revenue
All of our revenue is allocated to our reportable segments. Our CODM does not review inter-segment revenue when evaluating performance and allocating resources to each segment, and inter-segment revenue is not included in the segment revenues presented above. As such, total segment revenue in the table above is equal to our consolidated revenue.
Gross Profit and Gross Margin
Gross profit and gross margin for the three and six months ended December 30, 2012 and December 25, 2011 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 30, 2012	December 25, 2011	Change		December 30, 2012	December 25, 2011	Change
LED Products gross profit	$84,186	$70,302	$13,884	20%	$159,653	$148,062	$11,591	8%
LED Products gross margin	41.9%	36.2%			41.1%	37.9%
Lighting Products gross profit	41,383	31,927	9,456	30%	75,483	47,877	27,606	58%
Lighting Products gross margin	33.7%	33.3%			32.7%	32.5%
Power and RF Products gross profit	12,798	5,274	7,524	143%	23,220	14,016	9,204	66%
Power and RF Products gross margin	56.6%	37.1%			54.3%	40.3%
Unallocated costs	(4,891)	(2,385)	(2,506)	105%	(8,831)	(6,809)	(2,022)	30%
Consolidated gross profit	$133,476	$105,118	$28,358	27%	$249,525	$203,146	$46,379	23%
Consolidated gross margin	39%	35%			38%	35%
Our consolidated gross profit increased 27% to $133.5 million in the second quarter of fiscal 2013 from $105.1 million in the second quarter of fiscal 2012. Our consolidated gross margin increased to 39% in the second quarter of fiscal 2013 from 35% in the second quarter of fiscal 2012. These consolidated gross margin and gross profit increases were due to the increases realized by all our segments, as discussed further below. For the six months ended December 30, 2012, our consolidated gross profit increased 23% to $249.5 million from $203.1 million for the six months ended December 25, 2011. For the six months ended December 30, 2012, our consolidated gross margin increased to 38% from 35% for the six months ended December 25, 2011. These consolidated gross margin and profit increases were due to the increases realized by all our segments, as discussed further below.
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit increased approximately 20% to $84.2 million in the second quarter of fiscal 2013 from $70.3 million in the second quarter of fiscal 2012 and LED Products gross margin increased to 41.9% in the second quarter of fiscal 2013 from 36.2% in the second quarter of fiscal 2012. For the six months ended December 30, 2012, LED Products gross profit increased approximately $11.6 million to $159.7 million from $148.1 million for the six months ended December 25, 2011, and increased to 41.1% for the six months ended December 30, 2012 from 37.9% for the six months ended December 25, 2011. LED Products gross profit and gross margin increased due to factory cost reductions, the introduction of new lower cost products and higher factory utilization. These benefits more than offset the decline in the average selling prices in fiscal 2013 as compared to fiscal 2012.

Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit increased approximately 30% to $41.4 million in the second quarter of fiscal 2013 from $31.9 million in the second quarter of fiscal 2012, and increased approximately 58% to $75.5 million from $47.9 million for the six months ended December 25, 2011. Lighting Products gross margin increased to 33.7% in the second quarter of fiscal 2013 from 33.3% in the second quarter of fiscal 2012, and increased to 32.7% for the six months ended December 30, 2012 from 32.5% for the six months ended December 25, 2011. Lighting Products gross profit increased for both quarter-to-date and year-to-date due to higher overall revenues Gross margins increased, for both quarter-to-date and year-to-date periods, primarily due to higher overall revenues, product mix changes, factory cost reductions, the introduction of new lower cost products, higher factory utilization, and the inclusion of a full first quarter of Ruud Lighting sales in fiscal 2013.
Power and RF Products Segment Gross Profit and Gross Margin
Power and RF Products gross profit increased approximately 143% to $12.8 million in the second quarter of fiscal 2013 from $5.3 million in the second quarter of fiscal 2012, and increased approximately 66% to $23.2 million for the six months ended December 30, 2012 from $14.0 million for the six months ended December 25, 2011. Power and RF Products gross margin increased to 56.6% in the second quarter of fiscal 2013 from 37.1% in the second quarter of fiscal 2012, and increased to 54.3% for the six months ended December 30, 2012 from 40.3% for the six months ended December 25, 2011. These gross profit and gross margin increases are due primarily to higher revenues, factory cost reductions, increased factory utilization, and introduction of new lower cost products.
Unallocated Costs
Unallocated costs were $4.9 million and $2.4 million in the second quarter of fiscal 2013 and 2012, respectively. These costs consist primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan, and acquisition related costs. These costs are not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources. The increase of $2.5 million in the second quarter of fiscal 2013 is primarily attributable to higher incentive and stock-based compensation incurred as a result of improved business performance in fiscal 2013 as compared to fiscal 2012. For the six months ended December 30, 2012 and December 25, 2011, unallocated costs were $8.8 million and $6.8 million, respectively, increasing by $2.0 million for the reasons discussed above. For further information on the allocation of costs to segment gross profit, refer to Note 12, "Reportable Segments," in our consolidated financial statements included in Item 1 of this Quarterly Report.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee salaries and related compensation costs, development materials, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 30, 2012	December 25, 2011	Change		December 30, 2012	December 25, 2011	Change
Research and development	$39,941	$35,886	$4,055	11%	$77,488	$70,288	$7,200	10%
Percent of revenues	12%	12%			12%	12%
Research and development expenses in the second quarter of fiscal 2013 increased 11% to $39.9 million from $35.9 million in the second quarter of fiscal 2012. For the six months ended December 30, 2012, research and development expenses increased 10% to $77.5 million from $70.3 million for the six months ended December 25, 2011. These increases were primarily due to increased spending on research and development activities focused on new LED chips, LED components, LED lighting products, power and RF products and the incremental research and development expense due to the Ruud Lighting acquisition. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions, the timing of expenditures and the number and nature of our ongoing research and development activities. However, we anticipate that in general our research and development expenses will continue to increase over time to support future growth.

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

	Three Months Ended				Six Months Ended
	December 30, 2012	December 25, 2011	Change		December 30, 2012	December 25, 2011	Change
Sales, general and administrative	$60,100	$49,176	$10,924	22%	$112,745	$94,715	$18,030	19%
Percent of revenues	17%	16%			17%	17%
Sales, general and administrative expenses in the second quarter of fiscal 2013 increased 22% to $60.1 million from $49.2 million in the second quarter of fiscal 2012. For the six months ended December 30, 2012, sales, general and administrative expenses increased 19% to $112.7 million from $94.7 million for the six months ended December 25, 2011. These increases are primarily due to an increase in spending on sales and marketing for lighting products, including commissions and trade shows, as we continue to expand our direct sales resources and channels and invest in building and promoting the Cree brands. Additionally, these increases include incremental sales, general and administrative expenses for the full quarter from the Ruud Lighting acquisition, as well as personnel additions during fiscal 2013 to support our growth which were partially offset by decreased legal costs.
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
Amortization of intangible assets related to our acquisitions is as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 30, 2012	December 25, 2011	Change		December 30, 2012	December 25, 2011	Change
INTRINSIC	$186	$186	$—	—%	$372	$372	$—	—%
COTCO	1,041	1,264	(223)	(18)%	2,081	2,528	(447)	(18)%
LLF	750	750	—	—%	1,499	1,500	(1)	—%
Ruud Lighting	5,742	5,167	575	11%	11,437	6,892	4,545	66%
Total	$7,719	$7,367	$352	5%	$15,389	$11,292	$4,097	36%

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

	Three Months Ended				Six Months Ended
	December 30, 2012	December 25, 2011	Change		December 30, 2012	December 25, 2011	Change
Loss on disposal or impairment of long-lived assets, net	$624	$497	$127	26%	$1,522	$1,272	$250	20%
We recognized a net loss of $0.6 million on the disposal of long-lived assets in the second quarter of fiscal 2013 compared to a net loss of $0.5 million in the second quarter of fiscal 2012. For the six months ended December 30, 2012, we recognized a net loss of $1.5 million compared to $1.3 million for the six months ended December 25, 2011. These net losses resulted from the disposal of equipment due to manufacturing process changes and the impairment of certain capitalized patent costs.
Non-Operating Income
The following table sets forth our non-operating income (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 30, 2012	December 25, 2011	Change		December 30, 2012	December 25, 2011	Change
Other non-operating income (expense), net	$535	$(111)	$646	(582)%	$2,128	$863	$1,265	147%
Interest income, net	1,946	1,800	146	8%	3,738	3,769	(31)	(1)%
Total	$2,481	$1,689	$792	47%	$5,866	$4,632	$1,234	27%
We have no debt or active lines of credit and we are in a net interest income position. Our investments typically consist of fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities, municipal bonds, and other fixed interest rate investments. The primary objective of our investment policy is preservation of principal.
Other non-operating income (expense), net, is typically comprised of gains on sales of investments and foreign exchange gains and losses. Other non-operating income, net increased in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012, primarily due to favorable foreign currency exchange rates fluctuations. For the six months ended December 30, 2012 compared to the six months ended December 25, 2011, other non-operating income, net increased primarily due to a one-time payment received in the first quarter of fiscal 2013 in connection with the SemiLEDs patent litigation settlement, partially offset by a decrease in gains from the sale of investments. Gains from the sale of investments were higher in the first quarter of fiscal 2012 by approximately $1.0 million as a result of the liquidation of a significant portion of our investment portfolio to fund the Ruud Lighting acquisition.
Income Tax Expense
The following table sets forth our income tax expense in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 30, 2012	December 25, 2011	Change		December 30, 2012	December 25, 2011	Change
Income tax expense	$7,170	$1,803	$5,367	298%	$11,721	$5,314	$6,407	121%
Effective Tax Rate	26.0%	13.0%			24.3%	17.6%
The variation between our effective tax rate and the U.S. statutory rate of 35% is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates and the impact of tax credits available in the current year. A change in the mix of pretax income of our various tax jurisdictions can have a material impact on our periodic effective tax rate.

We recognized income tax expense of $7.2 million for an effective tax rate of 26.0% in the second quarter of fiscal 2013 as compared to income tax expense of $1.8 million for an effective tax rate of 13.0% in the second quarter of fiscal 2012. For the six months ended December 30, 2012, we recognized income tax expense of $11.7 million for an effective tax rate of 24.3% compared to $5.3 million for an effective tax rate of 17.6% for the six months ended December 25, 2011. The increase in our effective tax rate for the three and six month comparable periods is primarily due to a higher percentage of our projected income for the full year being derived from U.S. operations that are taxed at a higher tax rate than international locations as well as the decreased impact of tax credits relative to higher year over year pre-tax income.
The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013.  Included within this legislation was an extension of the research and development credit which had previously expired on December 31, 2011. This legislation retroactively reinstates and extends the credit from the previous expiration date through December 31, 2013.  As the legislation was not enacted until after the close of the second quarter of fiscal 2013 the income tax impact of the retroactive reinstatement and extension will not be recognized until the third quarter of fiscal 2013.  If the tax impact of the research and development credit was recognized in the second quarter of fiscal 2013 it would represent a $1.5 million tax benefit.
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

Liquidity
Our liquidity and capital resources depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, and accounts receivable and inventories, reduced by trade accounts payable, accrued salaries and wages, and other accrued expenses. Our working capital increased to $1.122 billion as of December 30, 2012 from $1.015 billion as of June 24, 2012, primarily due to cash flows provided by operating activities of $178.3 million, partially offset by payments for patent and licensing rights and purchases of property and equipment of $40.5 million. The following table presents the components of our cash conversion cycle for our second quarter of fiscal 2013 and fourth quarter of fiscal 2012:

	December 30, 2012	June 24, 2012	Change
Days of sales outstanding(a)	38	45	(7)	(16)%
Days of supply in inventory(b)	78	85	(7)	(8)%
Days in accounts payable(c)	(40)	(36)	(4)	11%
Cash conversion cycle	76	94	(18)	(19)%

a)
Days of sales outstanding (DSO) measures the average collection period of our receivables. DSO is based on the ending net trade receivables and the revenue for the quarter then ended. DSO is calculated by dividing ending accounts receivable, net of applicable allowances and reserves, by the average net revenue per day for the respective 90 day period.

b)
Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and cost of goods sold for the quarter then ended. DSI is calculated by dividing ending inventory by average cost of goods sold per day for the respective 90 day period.

c)
Days in accounts payable (DPO) measures the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of goods sold for the quarter then ended. DPO is calculated by dividing ending accounts payable by the average cost of goods sold per day for the respective 90 day period.

The decrease in the cash conversion cycle was driven by a decrease in days sales outstanding due to more linear shipments across the quarter, a reduction in days supply in inventory as a result of increased sales, better factory loading, and an increase in days in accounts payable.
As of December 30, 2012, all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at December 30, 2012 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of December 30, 2012.

Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Six Months Ended
	December 30, 2012	December 25, 2011	Change
Cash provided by operating activities	$178,294	$122,237	$56,057	46%
Cash used in investing activities	(185,598)	(344,697)	159,099	(46)%
Cash provided by financing activities	7,656	2,849	4,807	169%
Effects of foreign exchange changes	371	664	(293)	(44)%
Net (decrease) increase in cash and cash equivalents	$723	$(218,947)	$219,670
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities was $178.3 million in the first six months of fiscal 2013 compared to $122.2 million for the first six months of fiscal 2012. The increase was primarily due to the year-over-year increase in our net income, coupled with increased collection of accounts receivable corresponding to higher revenues in the first six months of fiscal 2013.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and payments for patent and license rights. Net cash used in investing activities was $185.6 million for the first six months of fiscal 2013 compared to $344.7 million for the first six months of fiscal 2012. This year over year decrease in cash used in investing activities was primarily the result of the $456.0 million cash expended in the first quarter of fiscal 2012 for the acquisition of Ruud Lighting, partially offset by the proceeds from the sale of investments to fund the acquisition.
We are continuing to actively manage our capital spending to support our strategic priorities to lead the market, drive adoption of LED lighting, accelerate cost reductions and support incremental capacity as needed. For fiscal 2013, we target capital expenditures to be similar to 2012 levels.
Cash Flows from Financing Activities
Net cash provided by financing activities was $7.7 million for the first six months of fiscal 2013 and $2.8 million for the first six months of fiscal 2012. For the first six months of fiscal 2013 and fiscal 2012, our financing activities primarily consisted of proceeds of $8.3 million and $2.8 million, respectively, from net issuances of common stock pursuant to the exercise of employee stock options and purchases under our employee stock purchase plan, including the excess tax benefit on those exercises.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Recently Adopted Accounting Pronouncements
See Note 1, “Basis of Presentation and Changes in Significant Accounting Policies,” to our unaudited financial statements in
Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the estimated effects, if any, on our consolidated financial statements.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 24, 2012. Our exposures to market risks have not changed materially since June 24, 2012, except that effective October 22, 2012, our Board of Directors approved a change to our cash management policy to permit us to acquire investments rated "A" grade or better. Previously, our cash management policy permitted us to acquire investments rated "AA" grade or better.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 11, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 24, 2012 and any subsequent periodic reports. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
Our operating results are substantially dependent on the development and acceptance of new products.
Our future success may depend on our ability to develop new, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development and introduction of these new products depends on a number of factors, including the following:

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
We typically recognize revenue on products sold to distributors when the item is shipped and title passes to the distributor (sell-in method). Certain distributors have limited rights to return inventory under stock rotation programs and have limited price protection rights for which we make estimates. We evaluate inventory levels in the distribution channel, current economic trends and other related factors in order to account for these factors in our judgments and estimates. As inventory levels and product return trends change, we may have to revise our estimates and incur additional costs, and our gross margins and operating results could be adversely impacted.
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
While we intend to focus on managing our costs and expenses, over the long term we expect to invest substantially to support our growth and may have additional unexpected costs. For example, in November 2011, we broke ground, and are currently nearing completion, on a 208,000 square foot expansion to our Wisconsin manufacturing and warehouse facilities to support our LED lighting products production in fiscal 2013 and we are targeting to continue expanding our LED products manufacturing facilities in China. However, such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. There are also inherent execution risks in starting up a new factory or expanding production capacity that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control during the start-up phase.
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
The LED lighting industry is in the early stages of adoption and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The industry has experienced significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. As the markets for our products mature, additional fluctuations may result from variability and consolidations within the industry's customer base. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. We have experienced these conditions in our business in the past and may experience such conditions in the future, which could have a material negative impact on our business and results of operations.
In addition, as we diversify our product offerings and as pricing differences in the average selling prices among our product lines widen, a change in the mix of sales among our product lines may increase volatility in our revenue and gross margin from period to period.
As a result of our continued expansion into new markets, we may compete with existing customers who may reduce their orders.
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
We receive a significant amount of our revenues from a limited number of customers, including distributors who represented our two largest customers in fiscal 2012. Most of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including: developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their purchasing behavior, if our customers' purchasing behavior does not match our expectations, or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.
Our results of operations, financial condition and business could be harmed if we are unable to balance customer demand and capacity.
As customer demand for our products changes, we must be able to ramp up or adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. For example, in November 2011, we broke ground, and are currently nearing completion, on a 208,000 square foot expansion to our Wisconsin manufacturing and warehouse facilities to support our LED lighting products and we are targeting to continue expanding our LED product manufacturing facilities in China. If we are not able to increase our production capacity at our targeted rate, or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets.
Conversely, due to the proportionately high fixed cost nature of our business (such as facility expansion costs), if demand does not increase at the rate forecasted, we may not be able to scale our manufacturing expenses or overhead costs to correspond to the demand.  This could result in lower margins and adversely impact our business and results of operations.  Additionally, if product demand decreases or we fail to forecast demand accurately, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write off charges. We have in the past and may in the future be required to recognize excess capacity charges, which would have a negative impact on our results of operations.

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
Our revenue is highly dependent on our customers' ability to produce, market and sell more integrated products.
Our revenue depends on getting our products designed into a larger number of our customers' products and in turn, our customers' ability to produce, market and sell their products. For example, we have current and prospective customers that create, or plan to create, lighting systems using our LED components. However, the traditional lighting industry is still developing technical expertise with LED-related designs, which may limit the success of our customers' products. Even if our customers are able to develop and produce LED lighting products and products that incorporate our Power and RF products, there can be no assurance that our customers will be successful in marketing and selling these products in the marketplace.
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
All of our products are manufactured using technologies that are highly complex. The number of usable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

•	variability in our process repeatability and control;

•	contamination of the manufacturing environment;

•	equipment failure, power outages, information or other system failures or variations in the manufacturing process;

•	lack of consistency and adequate quality and quantity of piece parts and other raw materials, and other bill of materials items;

•	inventory shrinkage or human errors;

•	defects in production processes (including system assembly) either within our facilities or at our contractors; and

•	any transitions or changes in our production process, planned or unplanned.
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
In some instances, we may offer products for future delivery at prices based on planned yield improvements or increased cost efficiencies from other production advances. Failure to achieve these planned improvements or advances could have a significant impact on our margins and operating results.
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
We are often involved in litigation, primarily patent litigation, as described in more detail in Note 12, "Commitments and Contingencies" to our consolidated financial statements included in "Item 8, Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for fiscal 2012 and in Note 11 "Commitments and Contingencies," to our unaudited financial statements in Part I, Item 1 of this Quarterly Report. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our operating results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.
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
We may be subject to confidential information theft or misuse, which could harm our business and results of operations.
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our systems. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information. We actively seek to prevent, detect and investigate any unauthorized access, which sometimes occurs. We might be unaware of any such access or unable to determine its magnitude and effects. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development could be reduced. Our business could be subject to significant disruption, and we could suffer monetary or other losses.
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
Likewise, our results may be impacted due to changes in the accounting standards to be applied, such as the increased use of fair value measurement standards and proposed changes in revenue recognition requirements.
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
Speculation and opinions in the press or investment community about our strategic position, financial condition, results of operations, or significant transactions can also cause changes in our stock price. In particular, speculation around our market opportunities for energy efficient lighting may have a dramatic effect on our stock price, especially as various government agencies announce their planned investments in energy efficient technology, including lighting.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the second quarter of fiscal 2013. The following table summarizes our stock repurchase activity for the second quarter of fiscal 2013 (in thousands, except per share data):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as a part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program (2)

September 24, 2012 to October 21, 2012	—	$—	—	200,000
October 22, 2012 to November 18, 2012	—	—	—	200,000
November 19, 2012 to December 30, 2012	16	40.85	—	200,000
Total	16		—
(1) Represents shares of our common stock returned to us in connection with the exercise of our indemnification rights under the stock purchase agreement pursuant to which we acquired Ruud Lighting. The average price per share represents the deemed value of the shares as specified in such stock purchase agreement.
(2) On January 18, 2001, we announced the authorization by our Board of Directors of a program to repurchase shares of our outstanding common stock. Several times since then, the Board of Directors has renewed the program and increased the number of shares that can be repurchased under the program. As of December 30, 2012, we are authorized by the Board of Directors to repurchase shares of our common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 14, 2012 through the June 30, 2013 expiration of the program. During the three months ended December 30, 2012, we repurchased zero shares of common stock under the repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 23, 2012, as filed with the Securities and Exchange Commission on October 25, 2012)

10.2	Notice of Grant to Charles M. Swoboda, dated November 28, 2012
10.3
Change in Control Agreement for Chief Executive Officer, effective December 17, 2012, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.4
Form of Cree, Inc. Change in Control Agreement for Section 16 Officers other than the Chief Executive Officer (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

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
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flow; and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

January 23, 2013

/s/ MICHAEL E. MCDEVITT
Michael E. McDevitt
Vice President and Interim Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 23, 2012, as filed with the Securities and Exchange Commission on October 25, 2012)

10.2	Notice of Grant to Charles M. Swoboda, dated November 28, 2012
10.3
Change in Control Agreement for Chief Executive Officer, effective December 17, 2012, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.4
Form of Cree, Inc. Change in Control Agreement for Section 16 Officers other than the Chief Executive Officer (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

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
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flow; and (v) Notes to Consolidated Financial Statements