Form 10-Q
period 2013-03-31
CREE INC
filed 2013-04-24
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 17, 2013, was 117,923,891.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2013

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	June 24, 2012
	(unaudited)
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$178,438	$178,885
Short-term investments	758,613	565,628
Total cash, cash equivalents, and short-term investments	937,051	744,513
Accounts receivable, net	181,877	152,258
Inventories	195,743	188,849
Deferred income taxes	22,410	21,744
Prepaid expenses and other current assets	62,831	56,917
Total current assets	1,399,912	1,164,281
Property and equipment, net	550,237	582,461
Intangible assets, net	362,442	376,075
Goodwill	616,345	616,345
Other assets	8,552	8,336
Total assets	$2,937,488	$2,747,498
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$112,416	$78,873
Accrued salaries and wages	40,286	29,837
Income taxes payable	4,405	3,834
Other current liabilities	41,459	36,633
Total current liabilities	198,566	149,177
Long-term liabilities:
Deferred income taxes	15,926	15,609
Other long-term liabilities	14,797	22,695
Total long-term liabilities	30,723	38,304
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 31, 2013 and June 24, 2012; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at March 31, 2013 and June 24, 2012; 117,869 and 115,906 shares issued and outstanding at March 31, 2013 and June 24, 2012, respectively	146	144
Additional paid-in-capital	1,951,011	1,861,502
Accumulated other comprehensive income, net of taxes	11,121	11,133
Retained earnings	745,921	687,238
Total shareholders’ equity	2,708,199	2,560,017
Total liabilities and shareholders’ equity	$2,937,488	$2,747,498
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
	(Thousands, except per share amounts)
Revenue, net	$348,934	$284,801	$1,010,973	$857,899
Cost of revenue, net	215,924	185,388	628,438	555,340
Gross profit	133,010	99,413	382,535	302,559
Operating expenses:
Research and development	39,036	36,148	116,524	106,436
Sales, general and administrative	62,140	50,074	174,885	144,789
Amortization of acquisition-related intangibles	7,719	7,368	23,108	18,660
Loss on disposal or impairment of long-lived assets	863	816	2,385	2,088
Total operating expenses	109,758	94,406	316,902	271,973
Operating income	23,252	5,007	65,633	30,586
Non-operating income:
Other non-operating income (expense), net	494	324	2,622	1,187
Interest income, net	2,018	1,859	5,756	5,628
Income before income taxes	25,764	7,190	74,011	37,401
Income tax expense (benefit)	3,607	(2,299)	15,328	3,015
Net income	$22,157	$9,489	$58,683	$34,386
Earnings per share:
Basic	$0.19	$0.08	$0.51	$0.30
Diluted	$0.19	$0.08	$0.50	$0.30
Shares used in per share calculation:
Basic	116,682	115,641	116,059	114,348
Diluted	118,608	116,074	116,768	114,879
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
	(In thousands)
Net income	$22,157	$9,489	$58,683	$34,386
Other comprehensive income:
Currency translation (loss) gain, net of tax benefit (expense) of $90, $(167), $(1) and $55, respectively	(145)	273	5	(89)
Net unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit of $(75), $(290), $(22) and $915, respectively	67	480	(17)	(1,512)
Other comprehensive (loss) income	(78)	753	(12)	(1,601)
Comprehensive income	$22,079	$10,242	$58,671	$32,785
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	March 31, 2013	March 25, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$58,683	$34,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,370	104,855
Stock-based compensation	40,945	34,884
Excess tax benefit from share-based payment arrangements	(3,636)	(263)
Loss on disposal or impairment of long-lived assets	2,385	2,088
Amortization of premium/discount on investments	7,075	6,099
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(29,624)	(25,321)
Inventories	(6,866)	19,184
Prepaid expenses and other assets	(6,472)	7,004
Accounts payable, trade	33,495	(430)
Accrued salaries and wages and other liabilities	13,715	(11,909)
Net cash provided by operating activities	224,070	170,577
Cash flows from investing activities:
Purchases of property and equipment	(55,406)	(75,206)
Purchases of available-for-sale investments	(533,884)	(234,622)
Proceeds from maturities of available-for-sale investments	297,740	127,805
Proceeds from sale of property and equipment	301	5
Proceeds from sale of available-for-sale investments	36,089	274,453
Purchase of acquired business, net of cash acquired	—	(456,008)
Purchases of patent and licensing rights	(15,794)	(11,959)
Net cash used in investing activities	(270,954)	(375,532)
Cash flows from financing activities:
Net proceeds from issuance of common stock	43,352	4,035
Excess tax benefit from share-based payment arrangements	3,636	263
Repurchases of common stock	(638)	—
Net cash provided by financing activities	46,350	4,298
Effects of foreign exchange changes on cash and cash equivalents	87	1,116
Net change in cash and cash equivalents	(447)	(199,541)
Cash and cash equivalents:
Beginning of period	178,885	390,598
End of period	$178,438	$191,057
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
The Company's LED products consist of LED components, LED chips, and SiC materials. As LED technology improves, the Company believes the potential market for LED lighting will continue to expand. The Company's success in selling LED products depends upon the ability to offer innovative products and its ability to enable its customers to develop and market LED based products that successfully compete and drive LED adoption against traditional lighting products.
The Company's lighting products consist of both LED and traditional lighting systems. The Company designs, manufactures and sells lighting fixtures and lamps for the commercial, industrial and consumer markets.
In addition, the Company develops, manufactures and sells power and RF devices. The Company's power products are made from SiC and provide faster switching speeds than comparable silicon-based power devices for a given power level. The Company's RF devices are made from GaN and produce higher power densities as compared to silicon or gallium arsenide.
The majority of the Company's products are manufactured at its production facilities located in North Carolina, Wisconsin, and China. The Company also uses contract manufacturers for certain aspects of product fabrication, assembly and packaging. The Company operates research and development facilities in North Carolina, California, Wisconsin, India, and China.
The Company currently operates its business as three reportable segments:

•	LED Products

•	Lighting Products

•	Power and RF Products
Basis of Presentation
The consolidated balance sheet at March 31, 2013, the consolidated statements of income for the three and nine months ended March 31, 2013 and March 25, 2012, the consolidated statements of comprehensive income for the three and nine months ended March 31, 2013 and March 25, 2012, and the consolidated statements of cash flow for the nine months ended March 31, 2013 and March 25, 2012 (collectively, the “consolidated financial statements”) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31, 2013, and for all periods presented, have been made. All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 24, 2012 has been derived from the audited financial statements as of that date. The nine month period ended March 31, 2013 includes one additional week as compared to the nine month period ended March 25, 2012.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2012 (“fiscal 2012”). The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 30, 2013 (“fiscal 2013”).

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
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued an accounting standards update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which seeks to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. In particular, the ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (e.g., inventory) instead of directly to income or expense in the same reporting period.

The ASU applies to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. Public companies are required to comply for all reporting periods presented, both annual and interim periods. For public entities, the ASU is effective prospectively for reporting periods beginning after December 15, 2012. This guidance became effective for the Company beginning in the third quarter of fiscal 2013. The Company's adoption of the new accounting guidance did not have a significant impact on the consolidated financial statements.

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
The amounts of revenue, operating income (loss), and net income (loss) of Ruud Lighting in the consolidated statements of income from and including August 17, 2011 to March 25, 2012 are as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	March 25, 2012	March 25, 2012
Revenue	$56,598	$140,089
Operating income (loss)	(1,376)	(251)
Net income (loss)	(1,207)	(552)
Basic net income (loss) per share	$(0.01)	$—
Diluted net income (loss) per share	$(0.01)	$—
The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the Ruud Lighting acquisition occurred as of June 27, 2011 (in thousands, except per share data).

Nine Months Ended
March 25, 2012
Revenue	$888,231
Operating income	28,879
Net income	32,401
Basic net income per share	$0.28
Diluted net income per share	$0.28
The total revenue for Ruud Lighting included in the pro forma table above was $171.6 million for the nine month period from June 27, 2011 to March 25, 2012.
Note 3.    Financial Statement Details
Accounts Receivable, net
The following table presents a summary of the components of accounts receivable, net (in thousands):

	March 31, 2013	June 24, 2012
Billed trade receivables	$208,807	$173,145
Unbilled contract receivables	1,364	1,576
	210,171	174,721
Allowance for sales returns, discounts, and other incentives	(25,714)	(20,681)
Allowance for bad debts	(2,580)	(1,782)
Total accounts receivable, net	$181,877	$152,258

Inventories
The following table presents a summary of the components of inventories (in thousands):

	March 31, 2013	June 24, 2012
Raw material	$61,230	$57,618
Work-in-progress	71,243	74,241
Finished goods	63,270	56,990
Total inventories	$195,743	$188,849
Other current liabilities
The following table presents a summary of the components of other current liabilities (in thousands):

	March 31, 2013	June 24, 2012
Accrued taxes	$15,110	$11,615
Accrued professional fees	8,403	7,412
Accrued warranty	7,146	5,513
Accrued other	10,800	12,093
Total other current liabilities	$41,459	$36,633
Other non-operating income (expense), net
The following table presents a summary of the components of other non-operating income (expense), net (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2013	3/25/2012	3/31/2013	3/25/2012
Foreign currency gain (loss), net	$296	$190	$424	$211
Gain on sale of investments, net	48	4	84	1,001
Other, net	150	130	2,114	(25)
Total other non-operating income (expense), net	$494	$324	$2,622	$1,187
Reclassifications Out of Accumulated Other Comprehensive Income
The following table presents a summary of the amounts reclassified out of accumulated other comprehensive income (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement of Income
	Three Months Ended		Nine Months Ended
	3/31/2013	3/25/2012	3/31/2013	3/25/2012
Net unrealized gain (loss) on available-for-sale securities, net of tax expense (benefit)
	$43	$4	$80	$1,001	Other non-operating income (expense), net
	43	4	80	1,001	Income before income taxes
	6	(1)	17	81	Income tax expense (benefit)
	$37	$5	$63	$920	Net income

Note 4.    Investments
Short-term investments consist of high grade municipal and corporate bonds and other debt securities. The Company classifies its marketable securities as available-for-sale based upon management’s determination that the underlying cash invested in these securities is available for operations as necessary.
The following tables provide a summary of marketable investments by type (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$246,957	$1,496	$(61)	$248,392
Corporate bonds	176,963	2,468	(101)	179,330
Certificates of deposit	265,000	—	—	265,000
U.S. agency securities	56,391	333	(1)	56,723
Non-U.S. government securities	9,139	29	—	9,168
Total	$754,450	$4,326	$(163)	$758,613

	June 24, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$209,626	$2,036	$(58)	$211,604
Corporate bonds	144,942	1,848	(123)	146,667
Certificates of deposit	130,000	—	—	130,000
U.S. agency securities	68,156	450	(7)	68,599
Non-U.S. government securities	8,746	15	(3)	8,758
Total	$561,470	$4,349	$(191)	$565,628

The following tables present the gross unrealized losses and estimated fair value of the Company's investment securities, aggregated by investment type and length of time that individual investments securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$25,869	$(61)	$—	$—	$25,869	$(61)
Corporate bonds	37,174	(101)	—	—	37,174	(101)
U.S. agency securities	2,002	(1)	—	—	2,002	(1)
Total	$65,045	$(163)	$—	$—	$65,045	$(163)
Number of securities with an unrealized loss		33		—		33

	June 24, 2012
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$30,102	$(58)	$—	$—	$30,102	$(58)
Corporate bonds	30,550	(123)	—	—	30,550	(123)
U.S. agency securities	3,014	(7)	—	—	3,014	(7)
Non-U.S. government securities	1,543	(3)	—	—	1,543	(3)
Total	$65,209	$(191)	$—	$—	$65,209	$(191)
Number of securities with an unrealized loss		33		—		33
The contractual maturities of marketable investments at March 31, 2013 were as follows (in thousands):

	March 31, 2013
	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$59,355	$189,037	$—	$—	$248,392
Corporate bonds	25,404	151,426	2,500	—	179,330
Certificates of deposit	265,000	—	—	—	265,000
U.S. agency securities	20,145	36,578	—	—	56,723
Non-U.S. government securities	3,012	6,156	—	—	9,168
Total	$372,916	$383,197	$2,500	$—	$758,613
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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of March 31, 2013, financial assets utilizing Level 1 inputs included money market funds. Financial assets utilizing Level 2 inputs included certificates of deposit, corporate bonds and municipal bonds, U.S. agency securities and non-U.S. government securities. Level 2 assets are valued using a third-party pricing services consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company does not have any financial assets requiring the use of Level 3 inputs. There were no transfers between Level 1 and Level 2 during the nine months ended March 31, 2013.
The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	March 31, 2013				June 24, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Municipal bonds	$—	$—	$—	$—	$—	$3,000	$—	$3,000
Money market funds	3,564	—	—	3,564	31,318	—	—	31,318
Total cash equivalents	3,564	—	—	3,564	31,318	3,000	—	34,318
Short-term investments:
Municipal bonds	—	248,392	—	248,392	—	211,604	—	211,604
Corporate bonds	—	179,330	—	179,330	—	146,667	—	146,667
Certificates of deposit	—	265,000	—	265,000	—	130,000	—	130,000
U.S. agency securities	—	56,723	—	56,723	—	68,599	—	68,599
Non-U.S. government securities	—	9,168	—	9,168	—	8,758	—	8,758
Total short-term investments	—	758,613	—	758,613	—	565,628	—	565,628
Total assets	$3,564	$758,613	$—	$762,177	$31,318	$568,628	$—	$599,946
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains from the sale of investments for the nine months ended March 31, 2013 of approximately $84 thousand are included in "Other non-operating income (expense), net" and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be “other-than-temporary.”
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

Note 6. Derivative Instruments and Hedging Activities

The Company operates internationally and thus is exposed to potential adverse changes in foreign currency exchange rates. In the third quarter of fiscal 2013, the Company entered into a foreign currency forward contract (a derivative instrument) as a means of reducing its exposure to foreign currency rate changes on accounts payable denominated in a foreign currency. The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility of earnings associated with foreign currency transactions. The Company's strategy is to enter into foreign currency forward contracts so that losses or gains resulting from its foreign currency exposures are offset by gains or losses on the forward currency forward contracts in order to mitigate the risk and volatility associated with its foreign currency transactions. Such derivative instruments contain credit risk to the extent that the counterparty fails to perform under the contract. The Company seeks to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of nonperformance by counterparties.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. The Company did not designate its foreign currency forward contract as a hedge for accounting purposes, and accordingly, the Company adjusted the contract to fair value by recognizing a gain on the derivative instrument in current earnings within "Other non-operating income (expense), net".

The Company continually monitors its exposure to fluctuations in foreign currency exchange rates. The Company may enter into additional foreign currency forward contracts in the future to mitigate its changing exposure to foreign currency exchange rate fluctuations, principally related to payables and receivables generated from sales and purchases denominated in non-functional currencies. The Company's intent is that foreign currency forward contracts will have terms corresponding to the duration and will mature upon settlement of the underlying asset or liability. The Company does not hold or issue financial instruments for speculative or trading purposes.

There were no foreign currency forward contracts outstanding as of March 31, 2013 or June 24, 2012.

The weighted average total notional amount of foreign currency forward contracts outstanding during the three months ended March 31, 2013 was $102 thousand, purchased in U.S. dollar equivalents. The weighted average total notional amount of foreign currency forward contracts outstanding during the nine months ended March 31, 2013 was $33 thousand, purchased in U.S. dollar equivalents.

The table below provides a summary of the effect of the derivative instrument on the unaudited condensed consolidated statements of income (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Net Income	Amount of Gain (Loss) Recognized in Net Income
		Three months ended		Nine Months Ended
		March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
Foreign currency forward contract	Other non-operating income (expense), net	$8	$—	$8	$—

The above gain on the derivative instrument includes the cost of entering into the contract (i.e. forward points), and was generally offset by a corresponding foreign currency loss on the underlying hedged transaction (i.e. accounts payable). The net gain on both the derivative instrument and the corresponding hedged transaction are reflected in "Other non-operating income (expense), net" in the accompanying unaudited consolidated statements of income.

Note 7.    Intangible Assets
The following table presents the components of intangible assets, net (in thousands):

	March 31, 2013			June 24, 2012
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Intangible assets with finite lives:
Customer relationships	$137,440	$(57,485)	$79,955	$137,440	$(51,103)	$86,337
Developed technology	162,760	(48,379)	114,381	160,360	(33,141)	127,219
Non-compete agreements	10,244	(3,547)	6,697	10,244	(2,077)	8,167
Trade names, finite-lived	520	(487)	33	520	(469)	51
Patent and license rights	111,672	(33,176)	78,496	97,812	(28,791)	69,021
Total intangible assets with finite lives	422,636	(143,074)	279,562	406,376	(115,581)	290,795
In-process research and development, indefinite-lived	—		—	2,400		2,400
Trade names, indefinite-lived	82,880		82,880	82,880		82,880
Total intangible assets	$505,516	$(143,074)	$362,442	$491,656	$(115,581)	$376,075
Total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, recognized during the three and nine months ended March 31, 2013 was $9.4 million and $28.2 million, respectively. For the three and nine months ended March 25, 2012, total amortization expense, including the amortization of acquisition related intangibles, patents and license rights, was $8.9 million and $22.9 million, respectively.
Total annual amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 30, 2013 (remainder of fiscal 2013)	$9,460
June 29, 2014	35,806
June 28, 2015	32,831
June 26, 2016	32,553
June 25, 2017	30,587
Thereafter	138,325
Total	$279,562
Note 8.    Shareholders’ Equity
As of March 31, 2013, the Company is authorized by the Board of Directors to repurchase shares of its common stock having an aggregate purchase price not exceeding $200.0 million for all purchases from June 14, 2012 through the June 30, 2013 expiration of the program. During the nine months ended March 31, 2013, there were no repurchases of common stock by the Company under the repurchase program.

Note 9.    Earnings Per Share
The following presents the computation of basic earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
Basic:
Net income	$22,157	$9,489	$58,683	$34,386
Weighted average common shares - basic	116,682	115,641	116,059	114,348
Basic earnings per share	$0.19	$0.08	$0.51	$0.30
The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
Diluted:
Net income	$22,157	$9,489	$58,683	$34,386
Weighted average common shares - basic	116,682	115,641	116,059	114,348
Dilutive effect of stock options, unvested shares and ESPP purchase rights	1,926	433	709	531
Weighted average common shares - diluted	118,608	116,074	116,768	114,879
Diluted earnings per share	$0.19	$0.08	$0.50	$0.30
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive and as such, these shares are not included in calculating diluted earnings per share. For the three and nine months ended March 31, 2013, there were 2.2 million and 8.7 million, respectively, of potential common shares not included in the calculation of diluted earnings per share because their effect was antidilutive. For the three and nine months ended March 25, 2012, there were 7.9 million and 6.8 million, respectively, of potential common shares not included in the calculation of diluted earnings per share because their effect was antidilutive.
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

Stock Option Awards
The following table summarizes outstanding option awards as of March 31, 2013, and changes during the nine months then ended (shares in thousands):

	Number of Shares	Weighted-Average Exercise Price
Outstanding at June 24, 2012	8,800	$36.71
Granted	3,354	28.31
Exercised	(1,569)	27.79
Forfeited or expired	(453)	37.41
Outstanding at March 31, 2013	10,132	$35.28
Restricted Stock and Stock Unit Awards
A summary of nonvested shares of restricted stock and stock unit awards outstanding as of March 31, 2013, and changes during the nine months then ended, is as follows (shares in thousands):

	Number of Shares/Units	Weighted- Average Grant- Date Fair Value
Nonvested at June 24, 2012	517	$37.41
Granted	350	28.11
Vested	(181)	35.16
Forfeited	(7)	29.86
Nonvested at March 31, 2013	679	$33.29
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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
Income Statement Classification	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
Cost of revenue, net	$2,334	$2,104	$6,875	$5,433
Research and development	3,441	2,738	10,445	7,769
Sales, general and administrative	8,140	7,407	23,625	21,682
Total	$13,915	$12,249	$40,945	$34,884
Note 11.   Income Taxes

The variation between the Company's effective income tax rate and the U.S. statutory rate of 35 percent is primarily due to (i) the inclusion, in the third quarter of fiscal 2013, of the tax benefit related to the retroactive reinstatement and extension of the research and development credit, including the cumulative effect of the decrease in the Company's full year estimated effective tax rate as a result, and (ii) a higher percentage of the Company's projected income for the full year being derived from international locations with lower tax rates than the U.S. The research and development credit, which had previously expired on December 31, 2011, was reinstated as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013.  This legislation retroactively reinstated and extended the credit from the previous expiration date through December 31, 2013.

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
As of June 24, 2012, the Company's liability for unrecognized tax benefits was $4.4 million. During the nine months ended March 31, 2013, there were no changes to the amount of unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of March 31, 2013 was $4.4 million. If any portion of this $4.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $3.4 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute requirements.
The Company files U.S. federal, U.S. state, and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years ended June 28, 2009 and prior. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2009. For foreign purposes, the Company is generally no longer subject to examination for tax periods 2002 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment. The Company is currently under inquiry by the Hong Kong Inland Revenue Department for the fiscal year ended June 29, 2008 ("fiscal 2008") through the fiscal year ended June 27, 2010 ("fiscal 2010"). The Company is also currently under audit by the German Federal Central Tax Office for fiscal 2008 through fiscal 2010.
Note 12.    Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 24, 2012	$5,513
Warranties accrued in current period	2,873
Changes in estimates for pre-existing warranties	787
Expenditures	(2,027)
Balance at March 31, 2013	$7,146
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
Litigation
The Company is a party to various legal proceedings, including those described in the Company's Annual Report on Form 10-K for fiscal 2012 and in the Company's Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2013. The following is provided as an update to the Company's legal proceedings as contained in those reports. Unless otherwise indicated, the potential losses for claims against the Company in these matters are not reasonably estimable.
Cooper Lighting Litigation
In addition to the previously disclosed litigation with Cooper Lighting, on February 19, 2013, the Company, as successor-in-interest to Ruud Lighting, Inc., filed a third complaint for patent infringement against Cooper Lighting in the U.S. District Court for the Eastern District of Wisconsin. The complaint seeks injunctive relief and damages for infringement of two U.S. patents owned by the Company, No. 8,282,239, entitled “Light-Directing Apparatus with Protected Reflector-Shield and Lighting Fixture Utilizing Same” and No. 8,070,306, entitled “LED Lighting Fixture.”
Also, as previously reported, Illumination Management Solutions, Inc., a subsidiary of Cooper Lighting, LLC, filed a complaint for patent infringement against Ruud Lighting in the U.S. District Court for the Eastern District of Texas on June 7, 2010. The action was later transferred to the U.S. District Court for the Eastern District of Wisconsin. As amended in January 2012, the complaint alleged that Ruud Lighting infringed two U.S. patents owned by Illumination Management Solutions, No. 7,674,018 and No. 7,993,036, each entitled "LED Device for Wide Beam Generation." It also alleged that Ruud Lighting and its then president, Alan Ruud, who served on the plaintiff's board of directors in 2006 and 2007 when Ruud Lighting was a shareholder of the plaintiff, conspired to misuse confidential information obtained from the plaintiff to file patent applications and to obtain patents assigned to Ruud Lighting. The complaint sought injunctive relief, damages and ownership of the patent applications and patents alleged to have been wrongfully filed and obtained. The court in October 2012 granted partial summary judgment in favor of Ruud Lighting, finding that most of the accused products did not infringe either of the asserted patents. The court in February 2013 entered final judgment in which the court 1) dismissed the claims relating to most of the accused products, finding that they did not infringe either of the asserted patents; 2) dismissed with prejudice and with the consent of the parties the claims with respect to the remaining accused products; 3) severed the conspiracy claim, which was subsequently voluntarily dismissed; and 4) dismissed the remaining claims and counterclaims without prejudice. In March 2013, the plaintiffs filed a notice of appeal from this judgment to the U.S. Court of Appeals for the Federal Circuit.
Dow Corning Litigation
Dow Corning Compound Semiconductor Solutions, LLC filed a complaint against the Company in the U.S. District Court for the Eastern District of Michigan on September 27, 2011. The complaint sought a declaratory judgment that the plaintiff did not infringe three U.S. patents owned by the Company relating to high quality silicon carbide materials and that the patents are invalid. The patents in suit were: No. 7,294,324, entitled “Low Basal Plane Dislocation Bulk Grown SiC Wafers”; No. 7,314,520, entitled “Low 1C Screw Dislocation 3 Inch Silicon Carbide Wafer”; and No. 7,314,521, entitled “Low Micropipe 100 MM Silicon Carbide Wafer.” The district court dismissed the action with prejudice in March 2013 for lack of subject matter jurisdiction on the grounds that at the time the complaint was filed there was no substantial or immediate controversy between the parties regarding the patents-in-suit.
The Fox Group Litigation
The Fox Group, Inc. filed a complaint for patent infringement against the Company in the U.S. District Court for the Eastern District of Virginia on June 29, 2010. The complaint, which sought injunctive relief and damages, asserted that the Company was infringing two U.S. patents relating to high quality silicon carbide material: No. 6,534,026, entitled "Low Defect Density Silicon Carbide" (the "'026 patent"); and No. 6,562,130, entitled "Low Defect Axially Grown Single Crystal Silicon Carbide" (the "'130 patent"). The district court granted summary judgment in favor of the Company in August 2011. The court determined that the Company did not infringe the '026 patent and that the claims of the '130 patent asserted against the Company are invalid. The Fox Group appealed the judgment to the U.S. Court of Appeals for the Federal Circuit, which affirmed the judgment. The Fox Group's petition for a rehearing was denied in February 2013.

Lighting Science Group Litigation
Lighting Science Group Corporation filed a complaint for patent infringement against the Company in the U.S. District Court for the Middle District of Florida on April 10, 2013.  The complaint seeks injunctive relief and damages for alleged infringement of U.S. patent No. 8.201,968, entitled “Low Profile Light."
Note 13. Reportable Segments

The Company's three operating and reportable segments include:

•	LED Products

•	Lighting Products

•	Power and RF Products
Reportable Segments Description
The Company's LED Products segment includes LED components, LED chips, and SiC materials. The Company's Lighting Products segment consists of both LED and traditional lighting systems, with its primary focus on LED lighting. The Company's Power and RF Products segment includes power devices and RF devices.
Financial Results by Reportable Segment
The following table reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three and nine months ended March 31, 2013 and March 25, 2012. The Company's CODM is the Chief Executive Officer.
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
In order to determine gross profit for each reportable segment, the Company allocates direct costs and indirect costs to each segment's cost of sales. The Company allocates indirect costs, such as employee benefits for manufacturing employees, shared facilities services, information technology, purchasing, and customer service, when the costs are identifiable and beneficial to the reportable segment. The Company allocates these indirect costs based on a reasonable measure of utilization that considers the specific facts and circumstances of the costs being allocated. Inventory is normally transferred between the Company's reportable segments at cost. However, due to the vertically-integrated nature of the Company's business and the fixed cost nature of the Company's manufacturing operations, the Company will apportion lower of cost or market write-downs on products among the segments involved in producing the products. The lower of cost or market write-down is apportioned based on each segments' proportional production cost and is reported as an increase to each segment's cost of sales. The Company's CODM evaluates segment performance and resource allocation after apportionment of any lower of cost or market write-downs. For the three and nine months ended March 31, 2013, the Company allocated $2.2 million for a lower of cost or market write-down from the Lighting Products segment to the LED Products segment.

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

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
	(In thousands)
Revenue
LED Products	$195,561	$180,944	$584,070	$571,884
Lighting Products	130,659	86,527	361,446	233,936
Power and RF Products	22,714	17,330	65,457	52,079
Total Revenue	$348,934	$284,801	$1,010,973	$857,899

Gross Profit
LED Products	$85,728	$70,257	$245,381	$218,319
Lighting Products	39,966	24,640	115,449	72,517
Power and RF Products	12,033	7,954	35,253	21,970
Total Segment Gross Profit	137,727	102,851	396,083	312,806
Unallocated Costs	(4,717)	(3,438)	(13,548)	(10,247)
Consolidated Gross Profit	$133,010	$99,413	$382,535	$302,559

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
Our LED products consist of LED components, LED chips, and SiC materials. As LED technology improves, we believe the potential market for LED lighting will continue to expand. Our success in selling LED products depends upon our ability to offer innovative products and our ability to enable our customers to develop and market LED based products that successfully compete and drive LED adoption against traditional lighting products.
Our lighting products consist of both LED and traditional lighting systems. We design, manufacture and sell lighting fixtures and lamps for the commercial, industrial and consumer markets.
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

Financial Results
The following is a summary of our financial results for the nine months ended March 31, 2013:

•	Revenues increased to $1,011.0 million for the nine months ended March 31, 2013 from $857.9 million for the nine months ended March 25, 2012.

•	For the nine months ended March 31, 2013, gross margins improved to 37.8% from 35.3% for the nine months ended March 25, 2012.

•
Operating income was $65.6 million in the nine months ended March 31, 2013 compared to $30.6 million in the nine months ended March 25, 2012. Net income per diluted share for the nine months ended March 31, 2013, was $0.50 compared to $0.30 for the nine months ended March 25, 2012.

•	Inventory increased to $195.7 million at March 31, 2013 compared to $188.8 million at June 24, 2012.

•	Combined cash, cash equivalents and marketable investments increased to $937.1 million at March 31, 2013 compared to $744.5 million at June 24, 2012.
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

•	Translate product innovation into revenue and profit growth. We target incremental improvement from factory cost reductions, process improvements and lower cost new product designs.

Results of Operations
The following table sets forth certain consolidated statement of income data for the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31, 2013		March 25, 2012		March 31, 2013		March 25, 2012
(in thousands, except per share amounts and percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$348,934	100%	$284,801	100%	$1,010,973	100%	$857,899	100%
Cost of revenue, net	215,924	62%	185,388	65%	628,438	62%	555,340	65%
Gross profit	133,010	38%	99,413	35%	382,535	38%	302,559	35%
Research and development	39,036	11%	36,148	13%	116,524	12%	106,436	12%
Sales, general and administrative	62,140	18%	50,074	18%	174,885	17%	144,789	17%
Amortization of acquisition-related intangibles	7,719	2%	7,368	3%	23,108	2%	18,660	2%
Loss on disposal or impairment of long-lived assets	863	—%	816	—%	2,385	—%	2,088	—%
Operating income	23,252	7%	5,007	2%	65,633	6%	30,586	4%
Other non-operating income (expense), net	494	—%	324	—%	2,622	—%	1,187	—%
Interest income, net	2,018	1%	1,859	1%	5,756	1%	5,628	1%
Income before income taxes	25,764	7%	7,190	3%	74,011	7%	37,401	4%
Income tax expense (benefit)	3,607	1%	(2,299)	(1)%	15,328	2%	3,015	—%
Net income	22,157	6%	9,489	3%	58,683	6%	34,386	4%
Diluted earnings per share	$0.19		$0.08		$0.50		$0.30

Our fiscal 2013 results include a nominal benefit of an additional week included in the nine month period ended March 31, 2013, as compared to the nine month period ended March 25, 2012.
Revenues

Revenues for the three and nine months ended March 31, 2013 and March 25, 2012 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2013	March 25, 2012	Change		March 31, 2013	March 25, 2012	Change
LED Products	$195,561	$180,944	$14,617	8%	$584,070	$571,884	$12,186	2%
Percent of revenue	56%	64%			58%	67%
Lighting Products	130,659	86,527	44,132	51%	361,446	233,936	127,510	55%
Percent of revenue	37%	30%			36%	27%
Power and RF Products	22,714	17,330	5,384	31%	65,457	52,079	13,378	26%
Percent of revenue	7%	6%			6%	6%
Total revenue	$348,934	$284,801	$64,133	23%	$1,010,973	$857,899	$153,074	18%
Our consolidated revenue increased 23% to $348.9 million in the third quarter of fiscal 2013 from $284.8 million in the third quarter of fiscal 2012. This year-over-year increase is due to higher sales across all three of our reportable segments, but driven primarily by the Lighting Products segment. For the nine months ended March 31, 2013, our consolidated revenue increased 18% to $1,011.0 million from $857.9 million for the nine months ended March 25, 2012. This increase is due to increased sales of our existing products as discussed above, and recognition of revenues from the Ruud Lighting acquisition for a full first quarter of fiscal year 2013.
LED Products Segment Revenue
LED Products revenue represents the largest portion of our revenue with approximately 56% and 64% of our total revenues for the third quarter of fiscal 2013 and fiscal 2012, respectively.
LED Products revenue increased approximately 8% to $195.6 million in the third quarter of fiscal 2013 from $180.9 million in the third quarter of fiscal 2012, and approximately 2% to $584.1 million for the nine months ended March 31, 2013 from $571.9 million for the nine months ended March 25, 2012.
Changes in revenue are the result of an overall increase in the number of units sold, primarily from our newer products partially offset by a decline in selling prices. The average selling prices for our LED products decreased in fiscal 2013 compared to fiscal 2012, due primarily to market downward pricing pressure and sales of new lower cost products.
Lighting Products Segment Revenue
Lighting Products revenue represents approximately 37% and 30% of our total revenues for the third quarter of fiscal 2013 and fiscal 2012, respectively.
Lighting Products revenue increased approximately 51% to $130.7 million in the third quarter of fiscal 2013 from $86.5 million in the third quarter of fiscal 2012, and approximately 55% to $361.4 million for the nine months ended March 31, 2013 from $233.9 million for the nine months ended March 25, 2012.
The quarterly and year-to-date changes were the result of an overall increase in the number of units sold. On a year-to-date basis, the increases were also the result of recognizing a full quarter of sales in the first quarter of fiscal 2013 for products acquired from Ruud Lighting. The increases were partially offset by a reduction in selling prices primarily due to market downward pricing pressure and sales of new lower cost products.
Power and RF Products Segment Revenue
Power and RF Products revenue represents approximately 7% and 6% of our total revenues for the third quarter of fiscal 2013 and fiscal 2012, respectively.
Power and RF Products revenue increased approximately 31% to $22.7 million in the third quarter of fiscal 2013 from $17.3 million in the third quarter of fiscal 2012, and approximately 26% to $65.5 million for the nine months ended March 31, 2013 from $52.1 million for the nine months ended March 25, 2012.
The increases in revenue are the result of higher sales of RF products in fiscal 2013 compared to fiscal 2012 when the Power and RF Products segment revenue was impacted by the delays for RF orders related to certain military programs and lower demand in the solar inverter market. The selling prices for our power and RF products decreased in fiscal 2013 compared to fiscal 2012 due to a change in product mix and reductions in product pricing.
Unallocated Revenue
All of our revenue is allocated to our reportable segments. Our CODM does not review inter-segment revenue when evaluating performance and allocating resources to each segment, and inter-segment revenue is not included in the segment revenues presented above. As such, total segment revenue in the table above is equal to our consolidated revenue.

Gross Profit and Gross Margin
Gross profit and gross margin for the three and nine months ended March 31, 2013 and March 25, 2012 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2013	March 25, 2012	Change		March 31, 2013	March 25, 2012	Change
LED Products gross profit	$85,728	$70,257	$15,471	22%	$245,381	$218,319	$27,062	12%
LED Products gross margin	43.8%	38.8%			42.0%	38.2%
Lighting Products gross profit	39,966	24,640	15,326	62%	115,449	72,517	42,932	59%
Lighting Products gross margin	30.6%	28.5%			31.9%	31.0%
Power and RF Products gross profit	12,033	7,954	4,079	51%	35,253	21,970	13,283	60%
Power and RF Products gross margin	53.0%	45.9%			53.9%	42.2%
Unallocated costs	(4,717)	(3,438)	(1,279)	37%	(13,548)	(10,247)	(3,301)	32%
Consolidated gross profit	$133,010	$99,413	$33,597	34%	$382,535	$302,559	$79,976	26%
Consolidated gross margin	38.1%	34.9%			37.8%	35.3%
Our consolidated gross profit increased 34% to $133.0 million in the third quarter of fiscal 2013 from $99.4 million in the third quarter of fiscal 2012. Our consolidated gross margin increased to 38.1% in the third quarter of fiscal 2013 from 34.9% in the third quarter of fiscal 2012. For the nine months ended March 31, 2013, our consolidated gross profit increased 26% to $382.5 million from $302.6 million for the nine months ended March 25, 2012. For the nine months ended March 31, 2013, our consolidated gross margin increased to 37.8% from 35.3% for the nine months ended March 25, 2012.
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit increased approximately 22% to $85.7 million in the third quarter of fiscal 2013 from $70.3 million in the third quarter of fiscal 2012 and LED Products gross margin increased to 43.8% in the third quarter of fiscal 2013 from 38.8% in the third quarter of fiscal 2012. For the nine months ended March 31, 2013, LED Products gross profit increased approximately $27.1 million to $245.4 million from $218.3 million for the nine months ended March 25, 2012, and increased to 42.0% for the nine months ended March 31, 2013 from 38.2% for the nine months ended March 25, 2012. LED Products gross profit and gross margin increased due to factory cost reductions, the introduction of new lower cost products and higher factory utilization. These benefits more than offset the decline in the average selling prices in fiscal 2013 as compared to fiscal 2012.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit increased approximately 62% to $40.0 million in the third quarter of fiscal 2013 from $24.6 million in the third quarter of fiscal 2012, and increased approximately 59% to $115.4 million from $72.5 million for the nine months ended March 25, 2012. Lighting Products gross margin increased to 30.6% in the third quarter of fiscal 2013 from 28.5% in the third quarter of fiscal 2012, and increased to 31.9% for the nine months ended March 31, 2013 from 31.0% for the nine months ended March 25, 2012. Lighting Products gross profit increased for both quarter-to-date and year-to-date due to higher overall revenues. Lighting Products gross margins increased, for both quarter-to-date and year-to-date periods, primarily due to factory cost reductions, the introduction of new lower cost products, and higher factory utilization. These benefits more than offset the decline in the average selling prices in fiscal 2013 as compared to fiscal 2012.
Power and RF Products Segment Gross Profit and Gross Margin
Power and RF Products gross profit increased approximately 51% to $12.0 million in the third quarter of fiscal 2013 from $8.0 million in the third quarter of fiscal 2012, and increased approximately 60% to $35.3 million for the nine months ended March 31, 2013 from $22.0 million for the nine months ended March 25, 2012. Power and RF Products gross margin increased to 53.0% in the third quarter of fiscal 2013 from 45.9% in the third quarter of fiscal 2012, and increased to 53.9% for the nine months ended March 31, 2013 from 42.2% for the nine months ended March 25, 2012. These gross profit and gross margin increases are due primarily to factory cost reductions, increased factory utilization, and introduction of new lower cost products. These benefits more than offset the decline in the average selling prices in fiscal 2013 as compared to fiscal 2012.

Unallocated Costs
Unallocated costs were $4.7 million and $3.4 million in the third quarter of fiscal 2013 and 2012, respectively. These costs consist primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan, and acquisition related costs. These costs are not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources. The increase of $1.3 million in the third quarter of fiscal 2013 is primarily attributable to higher incentive and stock-based compensation incurred as a result of improved business performance in fiscal 2013 as compared to fiscal 2012. For the nine months ended March 31, 2013 and March 25, 2012, unallocated costs were $13.5 million and $10.2 million, respectively, increasing by $3.3 million for the reasons discussed above. For further information on the allocation of costs to segment gross profit, refer to Note 13, "Reportable Segments," in our consolidated financial statements included in Item 1 of this Quarterly Report.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee salaries and related compensation costs, development materials, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2013	March 25, 2012	Change		March 31, 2013	March 25, 2012	Change
Research and development	$39,036	$36,148	$2,888	8%	$116,524	$106,436	$10,088	9%
Percent of revenues	11%	13%			12%	12%
Research and development expenses in the third quarter of fiscal 2013 increased 8% to $39.0 million from $36.1 million in the third quarter of fiscal 2012. For the nine months ended March 31, 2013, research and development expenses increased 9% to $116.5 million from $106.4 million for the nine months ended March 25, 2012. These increases were primarily due to increased spending on research and development activities focused on new higher performance and lower cost LED chips, LED components, LED lighting products and power and RF products. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions, the timing of expenditures and the number and nature of our ongoing research and development activities. However, we anticipate that in general our research and development expenses will continue to increase over time to support future growth.

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

	Three Months Ended				Nine Months Ended
	March 31, 2013	March 25, 2012	Change		March 31, 2013	March 25, 2012	Change
Sales, general and administrative	$62,140	$50,074	$12,066	24%	$174,885	$144,789	$30,096	21%
Percent of revenues	18%	18%			17%	17%
Sales, general and administrative expenses in the third quarter of fiscal 2013 increased 24% to $62.1 million from $50.1 million in the third quarter of fiscal 2012. For the nine months ended March 31, 2013, sales, general and administrative expenses increased 21% to $174.9 million from $144.8 million for the nine months ended March 25, 2012. These increases are primarily due to an increase in spending on sales and marketing for lighting products, including commissions, trade shows and advertising, as we continue to expand our direct sales resources and channels and invest in building and promoting the Cree brands. Additionally, these increases include personnel additions during fiscal 2013 to support our growth.
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
Amortization of intangible assets related to our acquisitions is as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2013	March 25, 2012	Change		March 31, 2013	March 25, 2012	Change
INTRINSIC	$186	$186	$—	—%	$558	$558	$—	—%
COTCO	1,040	1,265	(225)	(18)%	3,121	3,793	(672)	(18)%
LLF	750	750	—	—%	2,249	2,250	(1)	—%
Ruud Lighting	5,743	5,167	576	11%	17,180	12,059	5,121	42%
Total	$7,719	$7,368	$351	5%	$23,108	$18,660	$4,448	24%
We recognized amortization of acquisition related intangibles of $7.7 million in the third quarter of fiscal 2013 compared to $7.4 million in the third quarter of fiscal 2012. For the nine months ended March 31, 2013, we recognized amortization of acquisition related intangibles of $23.1 million compared to $18.7 million for the nine months ended March 25, 2012. Amortization of acquisition related intangibles increased in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012, primarily due to the completion of in-process research and development projects in fiscal 2013. For the nine months ended March 31, 2013 compared to the nine months ended March 25, 2012, amortization of acquisition related intangibles increased primarily due to the acquisition of Ruud Lighting occurring during the first quarter of fiscal 2012.

Loss on Disposal or Impairment of Long-Lived Assets
We operate a capital intensive business. As such, we dispose of a certain level of our equipment in the normal course of business as our production processes change due to production improvement initiatives or product mix changes. Due to the risk of technological obsolescence or changes in our production processes, we regularly review our equipment and capitalized patent costs for possible impairments in value. The following table sets forth our loss on disposal or impairment of long-lived assets (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2013	March 25, 2012	Change		March 31, 2013	March 25, 2012	Change
Loss on disposal or impairment of long-lived assets, net	$863	$816	$47	6%	$2,385	$2,088	$297	14%
We recognized a net loss of $0.9 million on the disposal of long-lived assets in the third quarter of fiscal 2013 compared to a net loss of $0.8 million in the third quarter of fiscal 2012. For the nine months ended March 31, 2013, we recognized a net loss of $2.4 million compared to $2.1 million for the nine months ended March 25, 2012. These net losses resulted from the disposal of equipment due to manufacturing process changes and the abandonment of certain patent assets.
Non-Operating Income
The following table sets forth our non-operating income (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2013	March 25, 2012	Change		March 31, 2013	March 25, 2012	Change
Other non-operating income (expense), net	$494	$324	$170	52%	$2,622	$1,187	$1,435	121%
Interest income, net	2,018	1,859	159	9%	5,756	5,628	128	2%
Total	$2,512	$2,183	$329	15%	$8,378	$6,815	$1,563	23%
We have no debt or active lines of credit and we are in a net interest income position. Our investments typically consist of fixed interest rate securities such as high-grade corporate debt, commercial paper, government securities, municipal bonds, and other fixed interest rate investments. The primary objective of our investment policy is preservation of principal.
Other non-operating income (expense), net, is typically comprised of gains on sales of investments and foreign exchange gains and losses. Other non-operating income, net increased in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012, primarily due to favorable foreign currency exchange rates fluctuations. For the nine months ended March 31, 2013 compared to the nine months ended March 25, 2012, other non-operating income, net increased primarily due to a one-time payment received in the first quarter of fiscal 2013 in connection with the SemiLEDs patent litigation settlement, partially offset by a decrease in gains from the sale of investments.
Income Tax Expense (Benefit)
The following table sets forth our income tax expense (benefit) in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2013	March 25, 2012	Change		March 31, 2013	March 25, 2012	Change
Income tax expense (benefit)	$3,607	$(2,299)	$5,906	(257)%	$15,328	$3,015	$12,313	408%
Effective Tax Rate	14.0%	(32.0)%			20.7%	8.1%

The variation between our effective income tax rate and the U.S. statutory rate of 35 percent is primarily due to 1) the inclusion, in the third quarter of fiscal 2013, of the tax benefit related to the retroactive reinstatement and extension of the research and development credit, including the cumulative effect of the decrease in our full year estimated effective tax rate as a result, and 2) a higher percentage of our projected income for the full year being derived from international locations with lower tax rates than the U.S. The research and development credit, which had previously expired on December 31, 2011, was reinstated as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013.  This legislation retroactively reinstated and extended the credit from the previous expiration date through December 31, 2013.
We recognized income tax expense of $3.6 million for an effective tax rate of 14.0% in the third quarter of fiscal 2013 as compared to income tax benefit of $2.3 million for an effective tax rate of (32.0)% in the third quarter of fiscal 2012. For the nine months ended March 31, 2013, we recognized income tax expense of $15.3 million for an effective tax rate of 20.7% compared to $3.0 million for an effective tax rate of 8.1% for the nine months ended March 25, 2012. The increase in our effective tax rate for the three and nine month comparable periods is due to 1) higher overall pre-tax income relative to our tax credits, 2) a higher percentage of our projected income for the full year being derived from U.S. operations that are taxed at a higher tax rate than international locations and 3) the inclusion of a tax benefit related to a prior year audit settlement recorded in the third quarter of fiscal 2012.
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

Liquidity
Our liquidity and capital resources depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, and accounts receivable and inventories, reduced by trade accounts payable, accrued salaries and wages, and other accrued expenses. Our working capital increased to $1.201 billion as of March 31, 2013 from $1.015 billion as of June 24, 2012, primarily due to cash flows provided by operating activities of $224.1 million, partially offset by payments for patent and licensing rights and purchases of property and equipment of $71.2 million. The following table presents the components of our cash conversion cycle for our third quarter of fiscal 2013 and fourth quarter of fiscal 2012:

	March 31, 2013	June 24, 2012	Change
Days of sales outstanding(a)	47	45	2	4%
Days of supply in inventory(b)	82	85	(3)	(4)%
Days in accounts payable(c)	(47)	(36)	(11)	31%
Cash conversion cycle	82	94	(12)	(13)%

a)
Days of sales outstanding (DSO) measures the average collection period of our receivables. DSO is based on the ending net trade receivables and the revenue for the quarter then ended. DSO is calculated by dividing ending accounts receivable, net of applicable allowances and reserves, by the average net revenue per day for the respective 90 day period.

b)
Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and cost of revenue, net sold for the quarter then ended. DSI is calculated by dividing ending inventory by average cost of revenue, net per day for the respective 90 day period.

c)
Days in accounts payable (DPO) measures the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenue, net for the quarter then ended. DPO is calculated by dividing ending accounts payable by the average cost of revenue, net per day for the respective 90 day period.

The decrease in the cash conversion cycle was driven by a decrease in days supply in inventory as a result of increased sales and an increase in days in accounts payable, partially offset by an increase in the days sales outstanding as more shipments occurred later in the quarter due to Chinese New Year, outdoor lighting business seasonality and the timing of new product launches.
As of March 31, 2013, all of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at March 31, 2013 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of March 31, 2013.

Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Nine Months Ended
	March 31, 2013	March 25, 2012	Change
Cash provided by operating activities	$224,070	$170,577	$53,493	31%
Cash used in investing activities	(270,954)	(375,532)	104,578	(28)%
Cash provided by financing activities	46,350	4,298	42,052	978%
Effects of foreign exchange changes	87	1,116	(1,029)	(92)%
Net (decrease) increase in cash and cash equivalents	$(447)	$(199,541)	$199,094
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities was $224.1 million in the first nine months of fiscal 2013 compared to $170.6 million for the first nine months of fiscal 2012. The increase was primarily due to the year-over-year increase in our net income, coupled with a reduction of our working capital balances in the first nine months of fiscal 2013 compared to the same period of fiscal 2012.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and payments for patent and license rights. Net cash used in investing activities was $271.0 million for the first nine months of fiscal 2013 compared to $375.5 million for the first nine months of fiscal 2012. This year-over-year decrease in cash used in investing activities was primarily the result of the $456.0 million cash expended in the first quarter of fiscal 2012 for the acquisition of Ruud Lighting, partially offset by the proceeds from the sale of investments to fund the acquisition.
We are continuing to actively manage our capital spending to support our strategic priorities to lead the market, drive adoption of LED lighting, accelerate cost reductions and support incremental capacity as needed. For fiscal 2013, we target capital expenditures to be slightly less than 2012 levels.
Cash Flows from Financing Activities
Net cash provided by financing activities was $46.4 million for the first nine months of fiscal 2013 and $4.3 million for the first nine months of fiscal 2012. For the first nine months of fiscal 2013 and fiscal 2012, our financing activities primarily consisted of proceeds of $47.0 million and $4.3 million, respectively, from net issuances of common stock pursuant to the exercise of employee stock options and purchases under our employee stock purchase plan, including the excess tax benefit on those exercises.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 24, 2012. Our exposures to market risks have not changed materially since June 24, 2012, except that 1) effective October 22, 2012, our Board of Directors approved a change to our cash management policy to permit us to acquire investments rated "A" grade or better. Previously, our cash management policy permitted us to acquire investments rated "AA" grade or better; and 2) during the third quarter of fiscal 2013 we entered into our first forward contract to mitigate foreign exchange risks. Please refer to Note 6 to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for additional information.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 12, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
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

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions for market requirements beyond near term visibility;

•	our ability to predict, influence, and/or react to evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to expand direct customer sales and influence key distribution customers to adopt our products;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs;

•	our ability to effectively transfer products and technology developed in one country to our manufacturing facilities in other countries;

•	our customers' ability to develop competitive products incorporating our products; and

•	acceptance of our customers' products by the market.
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
While we intend to focus on managing our costs and expenses, over the long term we expect to invest substantially to support our growth and may have additional unexpected costs. For example, in March 2013, we completed the 208,000 square foot expansion to our Wisconsin manufacturing and warehouse facilities to support our LED lighting products production and we are targeting to continue expanding our LED products manufacturing facilities in China. However, such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. There are also inherent execution risks in starting up a new factory or expanding production capacity that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control during the start-up phase.
We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build,implement, upgrade, integrate and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through security breach.
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
From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions or divestitures. If we choose to enter into such transactions, we face certain risks, such as the failure of an acquired business to meet our performance expectations, diversion of management attention, identification of additional liabilities relating to the acquired business, retention of existing customers of our current and acquired businesses due to concerns that new product lines may be in competition with the customers of existing product lines, and difficulty integrating an acquired business's operations, personnel and financial and operating systems into our current business.
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
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting or changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies, could impact the demand for our products.
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting may impact the demand for our products. Demand for our products may also be impacted by changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products.
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
We provide warranty periods ranging from ninety days to ten years on our products. The standard warranty on nearly all of our new LED lighting products, which represent an increasing portion of our sales, is ten years. We may experience an increase in warranty claims as a result of the extension of the warranty period. Increased warranty claims could result in significant losses due to a rise in warranty expense and costs associated with customer support.
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
We are often involved in litigation, primarily patent litigation, as described in more detail in Note 12, "Commitments and Contingencies" to our consolidated financial statements included in "Item 8, Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for fiscal 2012 and in Note 12 "Commitments and Contingencies," to our unaudited financial statements in Part I, Item 1 of this Quarterly Report. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our operating results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.
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
Goodwill and purchased intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the unamortized balance of our definite-lived intangible assets when indicators of potential impairment are present. Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a decline in our stock price and market capitalization and slower growth rates in our industry. We may be required to recognize a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or other intangible assets is determined to exist, which could adversely impact our results of operations.
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
We have entered and may in the future enter into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations and financial performance.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC established new annual disclosure and reporting requirements for those companies who may use “conflict” minerals mined from the DRC and adjoining countries in their products. These new requirements required us to undertake due diligence efforts beginning in the 2013 calendar year, with initial disclosure requirements beginning in May 2014. These new requirements could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, we may not be able to obtain minerals at competitive prices and there will likely be additional costs associated with complying with the new due diligence procedures as required by the SEC. In addition, as our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these new requirements.

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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $22.78 to a high of $55.28 in the first nine months of fiscal 2013. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
4.1
Amendment No. 1 to Amended and Restated Rights Agreement, dated as of January 29, 2013 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, dated January 29, 2013, as filed with the Securities and Exchange Commission on January 31, 2013).

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
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flow; and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

April 24, 2013

/s/ MICHAEL E. MCDEVITT
Michael E. McDevitt
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1
Amendment No. 1 to Amended and Restated Rights Agreement, dated as of January 29, 2013 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, dated January 29, 2013, as filed with the Securities and Exchange Commission on January 31, 2013).

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
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flow; and (v) Notes to Consolidated Financial Statements