Form 10-K
period 2013-06-30
CREE INC
filed 2013-08-28
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of December 28, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,803,847,172 (based on the closing sale price of $33.20 per share).
The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 22, 2013 was 120,105,701.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 29, 2013 are incorporated by reference into Part III.

CREE, INC.
FORM 10-K
For the Fiscal Year Ended June 30, 2013

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
We develop and manufacture semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. In many cases, the properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs) and other materials used for electronic applications.
Our LED products consist of LED components, LED chips and SiC materials. As LED technology improves, we believe the potential market for LED lighting will continue to expand. Our success in selling LED products depends upon our ability to offer innovative products at competitive prices and our ability to enable our customers to develop and market LED based products that successfully compete and drive LED adoption against traditional lighting products.
Our lighting products consist of both LED and traditional lighting systems. We design, manufacture and sell lighting fixtures and lamps for the commercial, industrial and consumer markets.
In addition, we develop, manufacture and sell power and RF devices. Our power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Our RF devices are made from GaN and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide.
The majority of our products are manufactured at our production facilities located in North Carolina, Wisconsin and China. We also use contract manufacturers for certain aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, California, Wisconsin, India and China.
Cree, Inc. is a North Carolina corporation established in 1987 and is headquartered in Durham, North Carolina. For further information about our consolidated revenues and earnings, please see our consolidated financial statements included in Item 8 of this Annual Report.

Reportable Segments
As of June 30, 2013, we have three reportable segments:

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

Products by Reportable Segment
LED Products Segment
LED Products revenue was $801.5 million, $756.9 million and $808.2 million representing 58%, 65% and 82% of revenue for the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, respectively. LED Products gross profit was $344.6 million, $290.6 million and $375.4 million and gross margin was 43%, 38%, and 46% for fiscal years 2013, 2012, and 2011, respectively.
Our LED Products segment includes LED chips, LED components and SiC materials.

LED Chips
Our LED chip products include blue and green LED chips based on GaN and related materials. LED chips or die are solid state electronic components used in a number of applications and are currently available in a variety of brightness levels, wavelengths (colors) and sizes. We use our LED chips in the manufacturing of our LED components. Some of our customers use our blue and green LED chips in a variety of applications including video screens, gaming displays, function indicator lights and automotive backlights, headlamps, and directional indicators. Other customers combine our blue LED chips with phosphors to create white LEDs, which are used in various applications for indoor and outdoor illumination and backlighting, full-color display screens, liquid crystal display (LCD) backlighting, white keypads and the camera flash function.
LED Components
Our LED components include a range of packaged LED products, from our XLamp® LED components and LED modules for lighting applications to our high brightness LED components.
Our XLamp LED components and LED modules are lighting class packaged LED products designed to meet a broad range of market needs for lighting applications including general illumination (both indoor and outdoor applications), portable, architectural, signal and transportation lighting. We also use our XLamp LED components in our own lighting products.
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
SiC Materials
Our SiC materials are targeted for customers who use them to manufacture products for RF, power switching, gemstone and other applications. Corporate, government and university customers also buy SiC materials for research and development directed at RF and high power devices. We sell our SiC materials products in bulk form, as a bare wafer and with SiC or GaN epitaxial films.
Lighting Products Segment
Lighting Products revenue was $495.1 million, $334.7 million, and $81.8 million, representing 36%, 29%, and 8% of our revenues for the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, respectively. Lighting Products gross profit was $148.9 million, $103.4 million and $23.7 million and gross margin was 30%, 31%, and 29% for fiscal years 2013, 2012, and 2011, respectively.
Our Lighting Products segment consists of both LED and traditional lighting systems. Our portfolio of lighting products is designed for use in settings such as office and retail space, restaurants and hospitality, schools and universities, manufacturing, healthcare, airports, municipal, residential, street lighting and parking structures, among other applications.
During fiscal 2012, we expanded into outdoor lighting through our acquisition of Ruud Lighting, Inc. (Ruud Lighting), a leader in outdoor LED lighting. Ruud Lighting added an extensive array of outdoor LED lighting products to our existing portfolio, including the BetaLED® and LEDway® brands. As part of this acquisition, we also obtained traditional lighting brands, including Ruud Lighting® Direct, E-conolight®, Kramer Lighting®, Beta/Kramer® and Beta Lighting™. Post acquisition, we have introduced LED lighting products to be sold through the E-conolight brand channel.
Power and RF Products Segment
Power and RF Products revenue was $89.4 million, $73.0 million, and $97.6 million, representing 6%, 6%, and 10% of our revenues for the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, respectively. Power and RF Products gross profit was $48.1 million, $32.1 million and $49.8 million and gross margin was 54%, 44%, and 51% for fiscal years 2013, 2012, and 2011, respectively.
Our Power and RF Products segment includes power devices and RF devices.
Power Devices
Our SiC-based power products include Schottky diodes, SiC metal semiconductor field-effect transistors (MOSFETs), and SiC power modules at various voltages. Our customers purchase our power products for use in power supplies used in computer servers, solar inverters, uninterruptible power supplies, industrial power supplies and other applications. We are working to develop additional and improved SiC-based power device solutions to expand the potential uses and applications for our products.

RF Devices
Our RF products include a variety of GaN high electron mobility transistors (HEMTs) and monolithic microwave integrated circuits (MMICs), which are optimized for military, telecom and other commercial applications. We also provide foundry services for GaN HEMTs and MMICs. Our foundry service allows a customer to design its own custom RF circuits to be fabricated in our foundry, or have us design and fabricate custom products that meet their specific requirements.

Financial Information about Geographic Areas of Customers and Assets
We derive a significant portion of our revenue from product sales to international customers. For information concerning geographical areas of our customers and geographic information concerning our long-lived assets, please see Note 13, “Reportable Segments,” in our consolidated financial statements included in Item 8 of this Annual Report. International operations expose us to risks that are different from operating in the United States, including foreign currency translation and transaction risk, risk of changes in tax laws, application of import/export laws and regulations and other risks described further in Item 1A “Risk Factors” of this Annual Report.

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
When our customers participate in funding our research and development programs, we recognize the amount funded as a reduction of research and development expenses to the extent that our customers’ funding does not exceed our respective research and development costs. Research and development expenses were $155.9 million, $143.4 million and $115.0 million for the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, respectively. For further information about these programs, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in our consolidated financial statements included in Item 8 of this Annual Report. For further information about our research and development, see “Research and Development” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Customers
We have historically had a few key customers who represented more than 10% of our consolidated revenues. In fiscal 2013, revenues from Arrow Electronics, Inc. (Arrow), a distribution customer, accounted for 16% of our total consolidated revenues. In fiscal 2012 and 2011, revenues from Arrow and World Peace Industrial Co., Ltd. (World Peace), also a distribution customer, exceeded 10% of our total consolidated revenue. In fiscal 2012, revenues from Arrow and World Peace represented 18% and 10% of our total consolidated revenues, respectively. In fiscal 2011, sales to Arrow and World Peace represented 20% and 10% of our total consolidated revenues, respectively. Arrow is a customer of our LED Products and Power and RF Products segments. World Peace is a customer of our LED Products segment. For further discussion regarding customer concentration, please see Note 14, “Concentrations of Risk,” in our consolidated financial statements included in Item 8 of this Annual Report. The loss of any large customer could have a material adverse effect on our business and results of operations.

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

Seasonality
Our LED Products segment historically has experienced, and in the future may experience, seasonally lower sales during our fiscal third quarter due to the Chinese New Year holiday.  Our Lighting Products segment historically has experienced, and in the future may experience, seasonally lower sales due to winter weather, impacting our fiscal second and third quarters. Our Power and RF Products segment is not generally subject to seasonality.
Our sales also vary based on other factors such as customer demand and government regulation.
If anticipated sales or shipments do not occur when expected, our results of operations for that quarter, and potentially for future quarters, may be adversely affected.

Backlog
Our backlog at June 30, 2013, the last day of our 2013 fiscal year, was approximately $216.0 million, compared with a backlog of approximately $149.1 million at June 24, 2012, the last day of our 2012 fiscal year. Because of the generally short cycle time between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which at times may be made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.  Additionally, our June 30, 2013 backlog figure contained $39.0 million of research contracts signed with the U.S. Government, for which approximately $30.5 million had not been appropriated as of the last day of fiscal 2013.  Our June 24, 2012 backlog figure contained $37.4 million of research contracts signed with the U.S. Government, for which approximately $27.6 million was not appropriated as of the last day of fiscal 2012. Our backlog could be adversely affected if the U.S. Government exercises its rights to terminate our government contracts or does not appropriate and allocate all of the funding contemplated by the contracts.

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
LED Products Segment
Our LED Products segment's primary competitors are Nichia Corporation (Nichia), OSRAM Opto Semiconductors GmbH (OSRAM), Koninklijke Philips Electronics N.V. (Philips), and Samsung LED Company (Samsung).

LED Chips
The primary competition for our LED chip products comes from companies that manufacture and/or sell nitride-based LED chips. We consider Nichia to be a competitor because it sells LED chips to a select number of LED packaging companies and it sells packaged LEDs that most often compete directly with packaged LEDs made and sold by our chip customers. We believe, based on industry information, that Nichia currently has the largest market share for nitride-based LEDs.
There are many other LED chip producers who sell blue, green and white LED chip products, including OSRAM, Toyoda Gosei Co., Ltd., and Epistar Corporation. These competitors make products for a variety of applications in a range of performance levels that compete directly with our LED chip products.
Overall, we believe that performance, price and strength of intellectual property are the most significant factors to compete successfully in the nitride LED market. We believe our products are well positioned to meet the market performance requirements; however, there is significant pricing pressure from a number of competitors, including new companies based in China. We continually strive to improve our competitive position by developing brighter and higher performing LED chips while focusing on lowering costs.
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
Our high brightness LED components compete with a larger number of companies around the world in a variety of applications including signage, video, transportation, gaming and specialty lighting. We are positioning our high brightness LED components to compete in this market based on performance, price, availability and usability.
SiC Materials
We have continued to maintain our well-established leadership position in the sale of SiC bulk material, SiC wafer and SiC and GaN epitaxy products. We are seeing increased competition in this market.

Lighting Products Segment
Our Lighting Products segment currently faces competition from traditional lighting fixture companies, lamp manufacturers and from non-traditional companies focused on LED lighting systems including fixtures and lamps. Lighting companies such as Acuity Brands, Inc., the Cooper Lighting division of Eaton Corporation plc, General Electric Company, Hubbell Incorporated, Philips, and OSRAM are the main competitors in this market. Increasingly, however, other companies (i.e., start-ups) are beginning to emerge in the LED lighting markets in which we compete.
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

RF Devices
Currently, Sumitomo Electric Device Innovations, Inc. is the main company offering products that compete directly with our GaN HEMT products, although several other companies such as RF Micro Devices, Inc. and Triquint Semiconductor, Inc. have products that compete with us as well. Our products also face competition from existing silicon and GaAs-based products.

Patents and Other Intellectual Property Rights
We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants and assignments, rights to patents on inventions originally developed by others. As of June 30, 2013, we owned or were the exclusive licensee of 1,110 issued U.S. patents and approximately 1,980 foreign patents with various expiration dates extending up to 2038. We do not consider our business to be materially dependent upon any one patent, and we believe our business will not be materially adversely affected by the expiration of any one patent. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets by keeping confidential the information that we believe provides us with a competitive advantage. We attempt to create strong brands for our products and promote our products through trademarks that distinguish them in the market. We may license our customers to use our trademarks in connection with the sale of our products, and we monitor for the proper and authorized use of our marks.
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

Employees
As of June 30, 2013, we employed 6,120 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights. We consider relations with our employees to be good.

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
Our future success may depend on our ability to develop new, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development, introduction and acceptance of new products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions for market requirements beyond near term visibility;

•	our ability to predict, influence, and/or react to evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs;

•	our ability to effectively transfer products and technology developed in one location to manufacturing facilities in other locations;

•	our customers' ability to develop competitive products incorporating our products; and

•	acceptance of our customers' products by the market.
If any of these or other similar factors becomes problematic, we may not be able to develop and introduce these new products in a timely or cost-effective manner.
If we are unable to effectively develop, manage and expand our sales and distribution channels for our products, our operating results may suffer.
We have expanded into business channels that are different from those in which we have historically operated as we grow our business and sell more LED and lighting products. For example, in the third quarter of fiscal 2012, we consolidated the Cree and BetaLED lighting product lines sales agents for each major market in North America which resulted in a disruption in the project pipeline and lower than targeted sales for our indoor lighting products. Lighting sales agents have in the past and may in the future choose to drop our product lines from their portfolio to avoid losing access to our competitors' lighting products. If we are unable to effectively penetrate these channels or develop alternate channels to ensure our products are reaching the appropriate customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the timeline established by our customers.

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
While we intend to focus on managing our costs and expenses, over the long term we expect to invest substantially to support our growth and may have additional unexpected costs. For example, in 2013, we expanded our facilities in Wisconsin and North Carolina. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. There are also inherent execution risks in starting up a new factory or expanding production capacity that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control during the start-up phase.
We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build, implement, upgrade, integrate and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through security breach.
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
The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell LED chips and LED components. In the lighting market, we compete with companies that manufacture and sell traditional and LED lighting products, many of which have larger and more established sales channels. Competitors continue to offer new products with aggressive pricing and improved performance. Competitive pricing pressures may change and could accelerate the rate of decline of our average sales prices.
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
We generally purchase these sole or limited source items with purchase orders, and we have limited guaranteed supply arrangements with such suppliers. Some of our sources can have variations in attributes and availability which can affect our ability to produce products in sufficient volume or quality. We do not control the time and resources that these suppliers devote to our business, and we cannot be sure that these suppliers will perform their obligations to us. Additionally, general shortages in the marketplace of certain raw materials or key components may adversely impact our business. In the past, we have experienced decreases in our production yields when suppliers have varied from previously agreed upon specifications, which have also impacted our cost of sales.
Additionally, the inability of our suppliers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. This risk may increase if an economic downturn negatively affects key suppliers or a significant number of our other suppliers. Any delay in product delivery or other interruption or variation in supply from these suppliers could prevent us from meeting commercial demand for our products. If we were to lose key suppliers, if our key suppliers were unable to support our demand for any reason, or if we were unable to identify and qualify alternative suppliers, our manufacturing operations could be interrupted or hampered significantly.
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
The LED lighting industry is in the early stages of adoption and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The industry has experienced significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. As the markets for our products mature, additional fluctuations may result from variability and consolidations within the industry's customer base. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. We have experienced these conditions in our business in the past and may experience such conditions in the future, which could have a material negative impact on our business, results of operations or financial condition.
In addition, as we diversify our product offerings and as pricing differences in the average selling prices among our product lines widen, a change in the mix of sales among our product lines may increase volatility in our revenue and gross margin from period to period.
As a result of our continued expansion into new markets, we may compete with existing customers who may reduce their orders.
Through acquisitions and organic growth, we continue to expand into new markets and new market segments. Many of our existing customers who purchase our LED products develop and manufacture products using those chips and components that are offered into the same lighting markets. As a result, some of our current customers perceive us as a competitor in these market segments. In response, our customers may reduce or discontinue their orders for our LED products. This reduction in or discontinuation of orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.
We depend on a limited number of customers, including distributors, for a substantial portion of our revenues, and the loss of, or a significant reduction in purchases by, one or more of these customers could adversely affect our operating results.
We receive a significant amount of our revenues from a limited number of customers, including distributors, one of which represented greater than 10% of our consolidated revenues in fiscal 2013. Most of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including: developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their purchasing behavior, if our customers' purchasing behavior does not match our expectations, or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.
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
Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and accordingly, on our business, results of operations or financial condition.

If we fail to evaluate and execute strategic opportunities successfully, our business may suffer.
From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions or divestitures. If we choose to enter into such transactions, we face certain risks, such as the failure of an acquired business to meet our performance expectations, diversion of management attention, identification of additional liabilities relating to the acquired business, loss of existing customers of our current and acquired businesses due to concerns that new product lines may be in competition with the customers' existing product lines, and difficulty integrating an acquired business's operations, personnel and financial and operating systems into our current business.
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
Our revenue in our LED Products and Power and RF Products segments depends on getting our products designed into a larger number of our customers' products and in turn, our customers' ability to produce, market and sell their products. For example, we have current and prospective customers that create, or plan to create, lighting systems using our LED components. However, the traditional lighting industry is still developing technical expertise with LED-related designs, which may limit the success of our customers' products. Even if our customers are able to develop and produce LED lighting products and products that incorporate our Power and RF products, there can be no assurance that our customers will be successful in marketing and selling these products in the marketplace.
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance, use or other aspects of lighting could impact the demand for our products.
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
If governments, their agencies or utilities reduce their demand for our products or discontinue or curtail their funding, our business may suffer.
Changes in governmental budget priorities could adversely affect our business and results of operations.  U.S. and foreign government agencies have purchased products directly from us and products from our customers, and U.S. government agencies have historically funded a portion of our research and development activities.  When the government changes budget priorities, such as in times of war or financial crisis, our research and development funding and our product sales to government entities are at risk.  For example, demand and payment for our products and our customers' products may be affected by public sector budgetary cycles, funding authorizations, or utility rebates. Funding reductions or delays could negatively impact demand for our products. If government or utility funding is discontinued or significantly reduced, our business and results of operations could be adversely affected.
Variations in our production yields could impact our ability to reduce costs and could cause our margins to decline and our operating results to suffer.
All of our products are manufactured using technologies that are highly complex. The number of usable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

•	variability in our process repeatability and control;

•	contamination of the manufacturing environment;

•	equipment failure, power outages, information or other system failures or variations in the manufacturing process;

•	lack of consistency and adequate quality and quantity of piece parts and other raw materials, and other bill of materials items;

•	inventory shrinkage or human errors;

•	defects in production processes (including system assembly) either within our facilities or at our suppliers; and

•	any transitions or changes in our production process, planned or unplanned.
In the past, we have experienced difficulties in achieving acceptable yields on certain products, which has adversely affected our operating results. We may experience similar problems in the future, and we cannot predict when they may occur or their severity.
In addition, our ability to convert volume manufacturing to larger diameter substrates can be an important factor in providing a more cost effective manufacturing process. If we are unable to make this transition in a timely or cost effective manner, our results could be negatively impacted.
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

A significant product recall could also result in adverse publicity, damage to our reputation, and a loss of customer or consumer confidence in our products. We also may be the target of product liability lawsuits or regulatory proceedings by the Consumer Product Safety Commission (CPSC), and could suffer losses from a significant product liability judgment or adverse CPSC finding against us if the use of our products at issue is determined to have caused injury or contained a substantial product hazard.
We provide warranty periods ranging from ninety days to ten years on our products. The standard warranty on nearly all of our new LED lighting products, which represent an increasing portion of our sales, is ten years. As a result, we may experience an increase in warranty claims. Increased warranty claims could result in significant losses due to a rise in warranty expense and costs associated with customer support.

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
From time to time, we receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. If we believe the assertions may have merit or in other appropriate circumstances, we may take steps to seek to obtain a license or to avoid the infringement. We cannot predict, however, whether a license will be available; that we would find the terms of any license offered acceptable; or that we would be able to develop an alternative solution. Failure to obtain a necessary license or develop an alternative solution could cause us to incur substantial liabilities and costs and to suspend the manufacture of affected products.
There are limitations on our ability to protect our intellectual property.
Our intellectual property position is based in part on patents owned by us and patents licensed to us. We intend to continue to file patent applications in the future, where appropriate, and to pursue such applications with U.S. and certain foreign patent authorities.
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

We may be required to recognize a significant charge to earnings if our goodwill or other intangible assets become impaired.
Goodwill and purchased intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the unamortized balance of our definite-lived intangible assets when indicators of potential impairment are present. Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a decline in our stock price and market capitalization and slower growth rates in our industry. The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other intangible assets could adversely impact our results of operations.
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
We expect that revenue from international sales will continue to represent a significant portion of our total revenue. As such, a significant slowdown or instability in relevant foreign economies, including economic instability in Europe, or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.
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
We have entered and may in the future enter into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations.
Our business may be adversely affected by uncertainties in the global financial markets and our or our customers' or suppliers' ability to access the capital markets.
Global financial markets continue to reflect uncertainty about a sustained global economic recovery. Given these uncertainties, there could be future disruptions in the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, including our distributors and their customers, may experience difficulty obtaining the working capital and other financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.
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
Hiring and retaining qualified executives, scientists, engineers, technical staff and sales personnel is critical to our business, and competition for experienced employees in our industry can be intense. As a global company, this issue is not limited to the United States, but includes our other locations such as Europe and China. For example, there is substantial competition in China for qualified and capable personnel, particularly experienced engineers and technical personnel, which may make it difficult for us to recruit and retain qualified employees. Also, within Huizhou, China, there are other large companies building manufacturing plants that will likely compete for qualified employees. If we are unable to staff sufficient and adequate personnel at our China facilities, we may experience lower revenues or increased manufacturing costs, which would adversely affect our results of operations.
To help attract, motivate and retain key employees, we use benefits such as stock-based compensation awards, which include non-qualified stock options and restricted stock. If the value of such equity awards does not appreciate, as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate employees could be weakened, which could harm our business and results of operations.

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
Our results could vary as a result of the methods, estimates and judgments that we use in applying our accounting policies, including changes in the accounting standards to be applied.
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Policies and Estimates” in our Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K.) Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition.
Likewise, our results may be impacted due to changes in the accounting standards to be applied, such as the increased use of fair value measurement standards and proposed changes in revenue recognition requirements.
New regulations related to conflict-free minerals may force us to incur additional expenses.
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC established new annual disclosure and reporting requirements for those companies who may use “conflict” minerals mined from the DRC and adjoining countries in their products. These new requirements required us to undertake due diligence efforts beginning in the 2013 calendar year, with initial disclosure requirements beginning in May 2014. These new requirements could affect the sourcing and availability of certain minerals used in the manufacture of our products. As a result, we may not be able to obtain the relevant minerals at competitive prices and there will likely be additional costs associated with complying with the new due diligence procedures as required by the SEC. In addition, as our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these new requirements.
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

Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $22.78 to a high of $65.70 during fiscal 2013. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The table below sets forth information with respect to our significant owned and leased facilities as of June 30, 2013. The sizes of the locations represent the approximate gross square footage of each site’s buildings.

		Size (approximate square footage)
Location	Segment Utilization[1]	Total	Production	Facility Services and Warehousing	Administrative Function	Housing / Other
Owned Facilities
Durham, NC	All	828,600	500,720	106,000	221,880	—
Research Triangle Park, NC	1,3	163,121	68,884	42,599	51,638	—
Racine, WI	2	802,845	160,000	418,000	224,845	—
Huizhou, China	1	806,312	351,345	82,019	41,763	331,185
Total owned		2,600,878	1,080,949	648,618	540,126	331,185

Leased Facilities
Durham, NC	2	108,382	42,000	54,382	12,000	—
Morrisville, NC	2	27,050	—	—	27,050	—
Goleta, CA	All	25,623	—	1,882	23,741	—
Yorkville, WI	2	79,016	—	77,316	1,700	—
Florence, Italy	1,2	35,360	4,628	21,679	9,053	—
Hong Kong	All	36,090	—	—	29,955	6,135
Huizhou, China	1	402,184	260,014	—	—	142,170
Shanghai, China	1,3	14,897	—	—	14,897	—
Miscellaneous sales and support offices	All	49,828	—	9,976	37,255	2,597

Leased Land
Huizhou, China	1	414,952	180,813	42,208	21,493	170,438
Total leased		1,193,382	487,455	207,443	177,144	321,340

Total		3,794,260	1,568,404	856,061	717,270	652,525
1 Segments listed in the "Segment Utilization" column above are identified as follows: 1) LED Products; 2) Lighting Products; 3) Power and RF Products.
In the United States, our corporate headquarters as well as our primary research and development and manufacturing operations are located at the Durham, North Carolina facilities that we own. These Durham facilities sit on approximately 141 acres of land that we own. Our power and RF products are primarily produced at our owned manufacturing facility located in Research Triangle Park, North Carolina. This facility sits on approximately 55 acres of land that we own. Domestically, our lighting products are primarily produced at our approximately 802,845 square foot owned facility in Racine, Wisconsin and an approximately 108,382 square foot leased facility in Durham, North Carolina.
We also own an approximately 806,312 square-foot facility in Huizhou, Guangdong Province, China. This building sits on land that is leased from the Chinese government through two leases. One lease for 327,440 square feet expires in June 2057. The other lease for 87,512 square feet expires in November 2060.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information
Our common stock is traded on the NASDAQ Global Select Market and is quoted under the symbol CREE. There were 394 holders of record of our common stock as of August 22, 2013. The following table sets forth, for the quarters indicated, the high and low closing sales prices as reported by NASDAQ.

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$29.01	$22.78	$37.11	$26.65
Second Quarter	34.69	24.83	31.00	20.32
Third Quarter	55.28	31.44	32.21	21.41
Fourth Quarter	65.70	49.20	32.88	22.91
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
The following graph compares the cumulative total return on our common stock with the cumulative total returns of The NASDAQ Composite Index and The NASDAQ Electronic Components Index for the five-year period commencing June 29, 2008. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Five-Year Cumulative Total Return*
Among Cree, Inc., The NASDAQ Composite Index

And The NASDAQ Electronic Components Index

*	Assumes (1) $100 invested on June 29, 2008 in Cree, Inc. Common Stock, The NASDAQ Composite Index and The NASDAQ Electronic Components Index and (2) the immediate reinvestment of all dividends.

	6/29/2008	6/28/2009	6/27/2010	6/26/2011	6/24/2012	6/30/2013
Cree, Inc.	$100.00	$126.35	$274.75	$143.41	$103.25	$269.55
NASDAQ Composite Index	100.00	80.21	97.94	118.07	130.20	155.76
NASDAQ Electronic Components Index	100.00	75.83	93.47	92.97	95.83	113.29

Sale of Unregistered Securities
There were no unregistered securities sold during fiscal 2013.
The following table summarizes stock repurchase activity for the fourth quarter of fiscal 2013 (in thousands except price per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
Shares repurchased outside our Stock Repurchase Program in connection with our indemnification rights[1]
April 1, 2013 to April 28, 2013	17	$40.85	—	$200,000
April 29, 2013 to May 26, 2013	—	—	—	200,000
May 27, 2013 to June 30, 2013	8	40.85	—	200,000
Total	25	$40.85	—	$200,000

Shares repurchased outside our Stock Repurchase Program to satisfy tax withholding obligations[2]
April 1, 2013 to April 28, 2013	2	$54.71	—	$200,000
April 29, 2013 to May 26, 2013	—	—	—	200,000
May 27, 2013 to June 30, 2013	—	—	—	200,000
Total	2	$54.71	—	$200,000
(1) Represents shares of our common stock returned to us in connection with the exercise of our indemnification rights under the stock purchase agreement pursuant to which we acquired Ruud Lighting. The shares were returned from escrow during the fourth quarter of fiscal 2013. The average price per share represents the deemed value of the shares as specified in such stock purchase agreement.
(2) Represents shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.
(3) As announced on August 7, 2012, we were authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $200 million as authorized by our Board of Directors from June 14, 2012 through June 30, 2013. We did not repurchase any shares during this time period. As announced on August 13, 2013, pursuant to an extension of our stock repurchase program authorized by our Board of Directors, we are authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $200 million for all repurchases from June 20, 2013 through the expiration of the program on June 29, 2014.
Since the inception of our stock repurchase program in January 2001, we have repurchased 10.3 million shares of our common stock at an average price of $19.95 per share with an aggregate value of $205.4 million. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.

Item 6. Selected Financial Data
The consolidated statement of income data set forth below with respect to the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011 and the consolidated balance sheet data at June 30, 2013 and June 24, 2012 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this Annual Report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended June 27, 2010 and June 28, 2009 and the consolidated balance sheet data at June 26, 2011, June 27, 2010, and June 28, 2009 are derived from audited consolidated financial statements not included herein. Certain fiscal 2012, fiscal 2011, fiscal 2010, and fiscal 2009 amounts have been reclassified to conform to fiscal 2013 classifications. These reclassifications had no effect on previously reported income from operations or shareholders’ equity.

Selected Consolidated Financial Data
(Thousands, except per share data)

	Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011	June 27, 2010	June 28, 2009
Statement of Income Data[1,2]
Revenue, net	$1,385,982	$1,164,658	$987,615	$867,287	$567,255
Operating income	96,494	39,258	168,706	197,778	30,590
Net income from continuing operations	86,925	44,412	146,500	152,290	30,650
Net income from continuing operations per share, basic	$0.75	$0.39	$1.35	$1.49	$0.35
Net income from continuing operations per share, diluted	$0.74	$0.39	$1.33	$1.45	$0.34
Weighted Average Shares Outstanding
Basic	116,621	114,693	108,522	102,371	88,263
Diluted	117,979	115,225	110,035	104,698	89,081

	Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011	June 27, 2010	June 28, 2009
Balance Sheet Data[1,2]
Cash, cash equivalents and short-term investments	$1,023,915	$744,513	$1,085,797	$1,066,405	$447,210
Working capital	1,308,355	1,015,104	1,316,579	1,235,072	500,755
Total assets	3,052,410	2,747,498	2,446,722	2,199,176	1,404,567
Long term obligations	38,347	38,304	44,842	51,037	51,138
Shareholders’ equity	2,806,652	2,560,017	2,261,564	2,028,048	1,224,748
1 Consolidated statement of income data and balance sheet data for fiscal year 2009 exclude Cree Microwave as it was accounted for as a discontinued operation.
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
We develop and manufacture semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. In many cases, the properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs) and other materials used for electronic applications.
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
In addition, we develop, manufacture and sell power and RF devices. Our power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Our RF devices are made from GaN and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide.
The majority of our products are manufactured at our production facilities located in North Carolina, Wisconsin, and China. We also use contract manufacturers for certain aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, California, Wisconsin, India, and China.
Cree, Inc. is a North Carolina corporation established in 1987, and our headquarters are in Durham, North Carolina. For further information about our consolidated revenues and earnings, please see our consolidated financial statements included in Item 8 of this Annual Report.

Reportable Segments
As of June 30, 2013, we have three reportable segments:

•	LED Products

•	Lighting Products

•	Power and RF Products

Reportable segments are components of an entity that have separate financial data that the entity's Chief Operating Decision Maker (CODM) regularly reviews when allocating resources and assessing performance. Our CODM is the Chief Executive Officer.
The Company's CODM reviews gross profit as the lowest and only level of segment profit. As such, all items below gross profit in the consolidated statements of income must be included to reconcile the consolidated gross profit to the Company's consolidated income before income taxes.
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

•
Intense and Constantly Evolving Competitive Environment. Competition in the LED and lighting industry is intense. Many companies have made significant investments in LED development and production equipment. Traditional lighting companies and new entrants are investing in LED-based lighting products as LED adoption has gained momentum. Traditional lighting companies have taken steps to try and limit access to their sales channels, including lighting agents and distributors. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share, increase the utilization of their production capacity and open new applications to LED-based solutions. To remain competitive, market participants must continuously increase product performance and reduce costs. To address these competitive pressures, we have invested in R&D activities to support new product development to deliver higher levels of performance and lower costs to differentiate our products in the market.

•
Technological Innovation and Advancement. Innovations and advancements in LED, power and RF technologies continue to expand the potential commercial application for our products particularly in the general illumination, power electronics and wireless markets. However, new technologies or standards could emerge, or improvements could be made in existing technologies, that could reduce or limit the demand for our products in certain markets.

•
Regulatory Actions Concerning Energy Efficiency. Many countries have already instituted or have announced plans to institute government regulations and programs designed to encourage or mandate increased energy efficiency, even in some cases banning forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. Government agencies are also involved in setting standards for LED lighting, which can affect market acceptance and the availability of rebates from government agencies or third parties such as utilities. While this trend is generally positive, these regulations are affected by changing political priorities and evolving technical standards which can modify or limit the effectiveness of these new regulations.

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

Fiscal 2013 Overview
The following is a summary of our financial results for the year ended June 30, 2013:

•	Our year-over-year revenues increased 19% to $1.4 billion.

•	Gross margin improved from 35% in fiscal 2012 to 38% in fiscal 2013. Gross profit increased by $113.8 million to $523.3 million.

•	Operating income was $96.5 million in fiscal 2013 compared to $39.3 million in fiscal 2012. Net income per diluted share was $0.74 in fiscal 2013 compared to $0.39 for fiscal 2012.

•
Combined cash, cash equivalents and short-term investments increased to $1.0 billion at June 30, 2013 compared to $744.5 million at June 24, 2012. Cash provided by operating activities was $285.2 million for fiscal 2013, compared to $242.3 million for fiscal 2012.

•	Inventory increased to $197.0 million at June 30, 2013 compared to $188.8 million at June 24, 2012.

•	We spent $77.5 million on purchases of property and equipment in fiscal 2013 compared to $95.0 million in fiscal 2012.

Business Outlook
We project that the markets for our products will remain highly competitive during fiscal 2014. We anticipate focusing on the following key areas, among others, in response to this competitive environment:

•
Lead with innovation and drive to cost parity. We continue to work on developing new LEDs, LED lighting systems, and Power and RF devices to deliver improved value that approaches cost parity with existing technology and solutions. We believe that as our technology approaches cost parity, the market for these products will expand significantly.

•
Build the Cree brand. We are working to build the Cree brand in both the commercial and consumer lighting segments by expanding our product offerings and continuing to invest in marketing the value of the Cree LED bulb and LED lighting directly to the end user.

•
Focus on select market segments to drive LED adoption. In addition to our broad sales strategies, we are focused on a number of market segments where we can upgrade existing lighting and drive LED adoption with a combination of new product offerings, short payback, expanded services and innovative channel approaches.

•
Translate product innovation into revenue and profit growth. We target revenue growth from new products and increased LED adoption and profit growth from the combination of higher sales, lower cost products and operating expense leverage.

Results of Operations
The following table sets forth certain consolidated statement of income data for the periods indicated (in thousands, except per share amounts and percentages):

	2013		2012		2011
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$1,385,982	100%	$1,164,658	100%	$987,615	100%
Cost of revenue, net	862,722	62%	755,196	65%	551,842	56%
Gross profit	523,260	38%	409,462	35%	435,773	44%
Research and development	155,889	11%	143,357	12%	115,035	12%
Sales, general and administrative	236,581	17%	197,092	17%	139,304	14%
Amortization of acquisition related intangibles	30,823	2%	26,274	2%	10,776	1%
Loss on disposal or impairment of long-lived assets	3,473	0%	3,481	0%	1,952	0%
Operating income	96,494	7%	39,258	3%	168,706	17%
Non-operating income, net	11,063	1%	8,389	1%	9,521	1%
Income before income taxes	107,557	8%	47,647	4%	178,227	18%
Income tax expense	20,632	1%	3,235	0%	31,727	3%
Net income	$86,925	6%	$44,412	4%	$146,500	15%
Basic earnings per share	$0.75		$0.39		$1.35
Diluted earnings per share	$0.74		$0.39		$1.33

Revenues
Revenues for fiscal 2013, 2012 and 2011 were comprised of the following (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 30, 2013	June 24, 2012	June 26, 2011	2012 to 2013		2011 to 2012
LED Products	$801,483	$756,924	$808,207	$44,559	6%	($51,283)	(6)%
% of Revenue	58%	65%	82%
Lighting Products	495,089	334,704	81,784	160,385	48%	252,920	309%
% of Revenue	36%	29%	8%
Power and RF Products	89,410	73,030	97,624	16,380	22%	(24,594)	(25)%
% of Revenue	6%	6%	10%
Total revenue	$1,385,982	$1,164,658	$987,615	$221,324	19%	$177,043	18%
Our consolidated revenue increased 19% to $1.4 billion in fiscal 2013 from $1.2 billion in fiscal 2012. This year-over-year increase was due to higher sales across all three of our reportable segments, but driven primarily by the Lighting Products segment. Lighting Products segment revenue increased primarily due to an increase in sales of existing products, the sales of new and re-designed products introduced during the fiscal year, and the recognition of revenues from the Ruud Lighting acquisition for a full fiscal year.
Our consolidated revenue increased 18% to $1.2 billion in fiscal 2012 from $987.6 million in fiscal 2011. This year-over-year increase was due to the 309% increase in Lighting Products revenue from sales of products acquired from Ruud Lighting and an increase in the sales of our existing products. The increase in Lighting Products revenue offset the 6% decrease in LED Products revenues year-over-year and the 25% decrease in Power and RF Products revenue over the same period.

LED Products Segment Revenue
LED Products revenue represents the largest portion of our revenue with approximately 58%, 65%, and 82% of our total revenues for fiscal 2013, 2012, and 2011, respectively. LED Products revenue was $801.5 million, $756.9 million, and $808.2 million for fiscal 2013, 2012, and 2011, respectively.
LED Products revenue increased approximately 6% to $801.5 million in fiscal 2013 from $756.9 million in fiscal 2012. This increase was the result of an overall increase in the number of units sold, primarily from our newer products, partially offset by a decline in selling prices. The average selling prices, or ASP, for LED Products decreased by 8% in fiscal 2013 compared to fiscal 2012, due primarily to sales of new lower cost products and competitive pricing pressure.
LED Products revenue decreased approximately 6% to $756.9 million in fiscal 2012 from $808.2 million in fiscal 2011. This decrease was primarily due to generally weaker demand and downward pricing pressure for our LED chips and components. LED Products overall ASP increased by 8% in fiscal 2012 compared to fiscal 2011 due primarily to changes in product mix.

Lighting Products Segment Revenue
Lighting Products revenues represented approximately 36%, 29%, and 8% of our total revenues for fiscal 2013, 2012 and 2011 respectively. Lighting Products revenue was $495.1 million, $334.7 million, and $81.8 million for fiscal 2013, 2012, and 2011 respectively.
Lighting Products revenue increased 48% to $495.1 million in fiscal 2013 as compared to $334.7 million in fiscal 2012. This increase was the result of an overall increase in the number of units sold, including sales from new and re-designed products, as well as recognizing a full year of sales in fiscal 2013 for products acquired from Ruud Lighting. Lighting Products overall ASP decreased by 27% in fiscal 2013 compared to fiscal 2012 due to a change in product mix.
Lighting Products revenue increased 309% to $334.7 million in fiscal 2012 as compared to $81.8 million in fiscal 2011. This increase was primarily due to sales of products acquired from Ruud Lighting and an increase in the sales of our existing products. Including the Ruud Lighting products acquired, which have a higher overall ASP than our existing products, the overall blended ASP for Lighting Products increased by approximately 34% in fiscal 2012 compared to fiscal 2011.

Power and RF Products Segment Revenue
Power and RF Products revenue represented approximately 6%, 6%, and 10% of our total revenues for fiscal 2013, 2012, and 2011, respectively. Power and RF Products revenue was $89.4 million, $73.0 million, and $97.6 million for fiscal 2013, 2012, and 2011, respectively.
Power and RF Products revenue increased approximately 22% to $89.4 million in fiscal 2013 from $73.0 million in fiscal 2012. This increase was primarily the result of higher RF product unit sales in fiscal 2013. The overall ASP for Power and RF Products decreased by 9% in fiscal 2013 compared to fiscal 2012 primarily due to the sale of new lower cost Power and RF products.
Power and RF Products revenue decreased approximately 25% to $73.0 million in fiscal 2012 from $97.6 million in fiscal 2011. This decrease was primarily due to a lower demand in the solar inverter market and the delay of RF orders related to military programs. Power and RF Products overall ASP decreased by 11% in fiscal 2012 compared to fiscal 2011 due to change in product mix.

Unallocated Revenue
All of our revenue is allocated to our reportable segments. The Company's CODM does not review inter-segment revenue when evaluating performance and allocating resources to each segment, and inter-segment revenue is not included in the segment revenues presented above. As such, total segment revenue in the table above is equal to the Company's consolidated revenue.

Gross Profit and Gross Margin
Gross profit and gross margin for fiscal 2013, 2012 and 2011 were as follows (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 30, 2013	June 24, 2012	June 26, 2011	2012 to 2013		2011 to 2012
LED Products gross profit	$344,649	$290,642	$375,424	$54,007	19%	($84,782)	(23)%
LED Products gross margin	43%	38%	46%
Lighting Products gross profit	148,947	103,396	23,686	45,551	44%	79,710	337%
Lighting Products gross margin	30%	31%	29%
Power and RF Products gross profit	48,127	32,051	49,828	16,076	50%	(17,777)	(36)%
Power and RF Products gross margin	54%	44%	51%
Unallocated costs	(18,463)	(16,627)	(13,165)	(1,836)	11%	(3,462)	26%
Consolidated gross profit	$523,260	$409,462	$435,773	$113,798	28%	($26,311)	(6)%
Consolidated gross margin	38%	35%	44%
Our consolidated gross profit increased 28% to $523.3 million in fiscal 2013 from $409.5 million in fiscal 2012. Our consolidated gross margin increased to 38% in fiscal 2013 from 35% in fiscal 2012. These consolidated gross profit and gross margin increases were due to the improvements in our LED Products and our Power and RF Products business segments, primarily due to higher volume of units sold, factory cost reductions, the introduction of new lower cost products, and higher factory utilization.
Our consolidated gross profit decreased 6% to $409.5 million in fiscal 2012 from $435.8 million in fiscal 2011. Our consolidated gross margin decreased to 35% in fiscal 2012 from 44% in fiscal 2011. These consolidated gross profit and gross margin decreases were due to the decrease in LED Products and Power and RF Products gross profit, offset by an increase in Lighting Products gross profit. The 23% decrease in LED Products gross profit was due to a competitive pricing environment and lower factory utilization. The 36% decrease in Power and RF Products gross profit was due to reduced solar demand that resulted in lower factory utilization. The 337% increase in Lighting Products gross profit was due to increased sales volume due to the Ruud Lighting acquisition, factory cost reductions and lower cost new product designs.

LED Products Segment Gross Profit and Gross Margin
Our LED Products gross profit was $344.6 million, $290.6 million, and $375.4 million for fiscal 2013, 2012, and 2011, respectively. LED Products gross margin was 43%, 38%, and 46% for fiscal 2013, 2012, and 2011, respectively.
LED Products gross profit increased approximately 19% to $344.6 million in fiscal 2013 from $290.6 million in fiscal 2012, and LED Products gross margin increased to 43% in fiscal 2013 from 38% in fiscal 2012. LED Products gross profit and gross margin increased during fiscal 2013 due to factory cost reductions, the introduction of new lower cost products and higher factory utilization. These benefits more than offset the ASP decline in fiscal 2013 as compared to fiscal 2012.
LED Products gross profit decreased approximately 23% to $290.6 million in fiscal 2012 from $375.4 million in fiscal 2011, and LED Products gross margin decreased to 38% in fiscal 2012 from 46% in fiscal 2011. LED Products gross profit and gross margin fell during fiscal 2012 due to a competitive pricing environment for LED chips and components and lower factory utilization.

Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit was $148.9 million, $103.4 million, and $23.7 million for fiscal 2013, 2012, and 2011, respectively. Lighting Products gross margin was 30%, 31%, and 29% for fiscal 2013, 2012, and 2011, respectively.
Lighting Products gross profit increased approximately 44% to $148.9 million in fiscal 2013 from $103.4 million in fiscal 2012, primarily due to an increase in the number of overall units sold. Lighting Products gross margin decreased to 30% in fiscal 2013 from 31% in fiscal 2012, primarily due to a change in product mix.
Lighting Products gross profit increased approximately 337% to $103.4 million in fiscal 2012 from $23.7 million in fiscal 2011. Lighting Products gross margin increased to 31% in fiscal 2012 from 29% in fiscal 2011. Lighting Products gross profit and gross margin increased during fiscal 2012 due to a combination of increased sales volumes due to the Ruud Lighting acquisition, factory cost reductions and lower cost new product designs.

Power and RF Products Segment Gross Profit and Gross Margin
Power and RF Products gross profit was $48.1 million, $32.1 million, and $49.8 million for fiscal 2013, 2012, and 2011, respectively. Power and RF Products gross margin was 54%, 44%, and 51% for fiscal 2013, 2012, and 2011, respectively.
Power and RF Products gross profit increased approximately 50% to $48.1 million in fiscal 2013 from $32.1 million in fiscal 2012. Power and RF Products gross margin increased to 54% in fiscal 2013 from 44% in fiscal 2012. These gross profit and gross margin increases were due primarily to factory cost reductions, increased factory utilization, and higher sales of new lower cost products. These benefits more than offset the ASP decline in fiscal 2013 as compared to fiscal 2012.
Power and RF Products gross profit decreased approximately 36% to $32.1 million in fiscal 2012 from $49.8 million in fiscal 2011. Power and RF Products gross margin decreased to 44% in fiscal 2012 from 51% in fiscal 2011. Power and RF Products gross profit and gross margin decreased during fiscal 2012 due to lower sales volumes, primarily from reduced solar demand, which resulted in lower factory utilization.

Unallocated Costs
Unallocated costs were $18.5 million, $16.6 million, and $13.2 million for fiscal 2013, 2012, and 2011, respectively. These costs consist primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans, matching contributions under our 401(k) plan and acquisition related costs. These costs are not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources.
Unallocated costs increased by $1.9 million in fiscal 2013 as compared to fiscal 2012, primarily due to higher stock-based compensation and higher incentive compensation as a result of improved overall Company performance. Unallocated costs increased by $3.5 million in fiscal 2012 as compared to fiscal 2011, primarily due to increases in stock-based compensation driven by the increase in employees and recognition of certain inventory charges related to the Ruud Lighting acquisition. These increases were partially offset by the reduction in incentive compensation as a result of lower operating performance for fiscal 2012.
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

The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 30, 2013	June 24, 2012	June 26, 2011	2012 to 2013		2011 to 2012
Research and development	$155,889	$143,357	$115,035	$12,532	9%	$28,322	25%
Percent of revenue	11%	12%	12%
Research and development expenses in fiscal 2013 increased 9% to $155.9 million from $143.4 million in fiscal 2012. This increase was primarily due to increased spending on research and development activities focused on new higher performance and lower cost LED chips, LED components, LED lighting products and Power and RF products.
Research and development expenses increased 25% in fiscal 2012 to $143.4 million compared to $115.0 million in fiscal 2011. The increase was primarily due to increased spending to support the transition to 150mm wafer capabilities as well as continued research and development activities focused on new LED chips, LED components, LED lighting products and Power and RF products.
Our research and development expenses vary significantly from year to year based on a number of factors, including the timing of new product introductions, the timing of expenditures and the number and nature of our ongoing research and development activities. However, we anticipate that in general our research and development expenses will continue to increase over time to support future growth.
Sales, General and Administrative
Sales, general and administrative expenses are composed primarily of costs associated with our sales and marketing personnel and our executive and administrative personnel (for example, finance, human resources, information technology and legal) and consist of 1) salaries and related compensation costs, 2) consulting and other professional services (such as litigation and other outside legal counsel fees, audit and other compliance costs), 3) marketing and advertising expenses, 4) facilities and insurance costs and 5) travel and other costs. The following table sets forth our sales, general and administrative expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 30, 2013	June 24, 2012	June 26, 2011	2012 to 2013		2011 to 2012
Sales, general and administrative	$236,581	$197,092	$139,304	$39,489	20%	$57,788	41%
Percent of revenue	17%	17%	14%
Sales, general and administrative expenses in fiscal 2013 increased 20% to $236.6 million from $197.1 million in fiscal 2012. This increase was primarily due to an increase in spending on sales and marketing for lighting products, including commissions, trade shows and advertising, as we continue to expand our direct sales resources and channels and invest in building and promoting the Cree brand. Additionally, the increase included personnel additions during fiscal 2013 to support our growth.
Sales, general and administrative expenses in fiscal 2012 increased 41% to $197.1 million from $139.3 million in fiscal 2011. This increase was primarily due to an increase in spending on sales and marketing for lighting products as we continue to expand our direct sales resources and channels and invest in building and promoting the Cree brand. The increase was also due to incremental sales, general and administrative expenses from Ruud Lighting, the legal transaction costs associated with the Ruud Lighting acquisition and patent litigation expenses.

Amortization of Acquisition Related Intangibles
As a result of our acquisitions, we have recognized various intangible assets, including customer relationships and developed technologies. During fiscal 2012, we acquired Ruud Lighting, resulting in $206.0 million of amortizable intangible assets, principally composed of developed technology, customer relationships and trade names. In fiscal 2008, we acquired LED Lighting Fixtures, Inc. (LLF), resulting in an additional $41.2 million of amortizable intangible assets. These intangible assets are principally composed of developed technology that specifically relates to technologies underlying the development of LED lighting products for the general illumination market. During fiscal 2007, we acquired INTRINSIC Semiconductor Corporation and COTCO Luminant Device Limited (now Cree Hong Kong Limited) (COTCO), resulting in $63.7 million of amortizable intangible assets principally composed of customer relationships and developed technology.

Amortization of intangible assets related to our acquisitions is as follows (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 30, 2013	June 24, 2012	June 26, 2011	2012 to 2013		2011 to 2012
Ruud Lighting	$22,918	$17,473	$—	$5,445	31%	$17,473	100%
COTCO	4,162	5,058	6,932	(896)	(18)%	(1,874)	(27)%
LLF	2,998	2,998	3,099	—	0%	(101)	(3)%
INTRINSIC	745	745	745	—	0%	—	0%
Total	$30,823	$26,274	$10,776	$4,549	17%	$15,498	144%
Amortization of acquisition related intangibles increased in fiscal 2013 compared to fiscal 2012, primarily due to the completion of in-process research and development projects in fiscal 2013. For fiscal 2012 compared to fiscal 2011, amortization of acquisition related intangibles increased primarily due to the acquisition of Ruud Lighting during the first quarter of fiscal 2012.

Loss on Disposal or Impairment of Long-Lived Assets
We operate a capital intensive business. As such, we dispose of a certain level of our equipment in the normal course of business as our production processes change due to production improvement initiatives or product mix changes. Due to the risk of technological obsolescence or changes in our production process, we regularly review our equipment and capitalized patent costs for possible impairment. The following table sets forth our loss on disposal or impairment of long-lived assets (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 30, 2013	June 24, 2012	June 26, 2011	2012 to 2013		2011 to 2012
Loss on disposal or impairment of long-lived assets, net	$3,473	$3,481	$1,952	($8)	0%	$1,529	78%
We recognized a net loss of $3.5 million, $3.5 million, and $2.0 million on the disposal of long-lived assets in fiscal years 2013, 2012, and 2011 respectively. These net losses were primarily the result of disposals of equipment due to changes in various manufacturing processes and the abandonment of certain patent assets as a result of technological obsolescence.

Non-Operating Income, net
The following table sets forth our non-operating income, net (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 30, 2013	June 24, 2012	June 26, 2011	2012 to 2013		2011 to 2012
Foreign currency gain, net	$735	$171	$572	$564	330%	($401)	(70)%
Gain on sale of investments, net	111	994	1	(883)	(89)%	993	99,300%
Interest income, net	7,882	7,457	8,528	425	6%	(1,071)	(13)%
Other, net	2,335	(233)	420	2,568	(1,102)%	(653)	(155)%
Total non-operating income, net	$11,063	$8,389	$9,521	$2,674	32%	($1,132)	(12)%
We have no debt or active lines of credit and we are in a net interest income position. Our investments consist of corporate bonds, municipal bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. The primary objective of our investment policy is preservation of principal.
Foreign currency gain, net. Foreign currency gain, net consists primarily of remeasurement adjustments resulting from consolidating our international subsidiaries.
Gain on sale of investments, net. Gain on sale of investments, net was higher in fiscal 2012 as compared to fiscal 2011 and fiscal 2013, primarily due to gains realized on sales of investments liquidated in fiscal 2012 in order to fund our acquisition of Ruud Lighting.

Interest income, net. Interest income was $7.9 million and $7.5 million in fiscal 2013 and fiscal 2012, respectively. The increase in interest income in fiscal 2013 was due to having higher invested cash and investment balances partially offset by lower interest rates. Interest income decreased from $8.5 million in fiscal 2011 to $7.5 million in fiscal 2012 due to the cash outlay associated with the Ruud Lighting acquisition in the first quarter of fiscal 2012, which reduced our average cash and investment balances in fiscal year 2012 as compared to fiscal 2011.
Other, net. Other, net increased in fiscal 2013 as compared to fiscal 2012, primarily due to a one-time payment received in the first quarter of fiscal 2013 in connection with the SemiLEDs patent litigation settlement.

Income Tax Expense
The following table sets forth our income tax expense in dollars and our effective tax rate (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 30, 2013	June 24, 2012	June 26, 2011	2012 to 2013		2011 to 2012
Income tax expense	$20,632	$3,235	$31,727	17,397	538%	(28,492)	(90)%
Effective tax rate	19%	7%	18%
We recognized income tax expense of $20.6 million in fiscal 2013 as compared to income tax expense of $3.2 million in fiscal 2012. The increase in the effective tax rate from 7% in fiscal 2012 to 19% in fiscal 2013 was due to the decreased impact of tax credits relative to higher year-over-year pre-tax income, a higher percentage of our pre-tax income being derived from U.S. operations that are taxed at a higher tax rate than international locations and the inclusion of a tax benefit related to a prior year audit settlement in fiscal 2012. The decrease in the effective tax rate from 18% in fiscal 2011 to 7% in fiscal 2012 was due to the increased impact of net tax benefits related to prior year audit settlements, statute expirations, and tax credits relative to lower year-over-year pre-tax income. The research and development credit, which had previously expired on December 31, 2011, was reinstated as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013.  This legislation retroactively reinstated and extended the credit from the previous expiration date through December 31, 2013.  The benefit of this $2.4 million credit for the full year fiscal 2013 as well as the period December 31, 2011 through June 24, 2012 has been included in the fiscal year 2013. For further discussion of changes in our effective tax rate, please refer to Note 11, “Income Taxes,” in our consolidated financial statements included in Item 8 of this Annual Report.
The variation between our effective tax rate and the U.S. statutory rate of 35% is primarily due to the consolidation of our foreign operations, which are generally subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on our periodic effective tax rate. In addition, our effective tax rate may be negatively impacted by the lack of sufficient excess tax benefits (credits) that accumulate in our equity as additional paid-in-capital (APIC) and referred to as the “APIC pool” of credits. In situations where our realized tax deductions for certain stock-based compensation awards, such as non-qualified stock options and restricted stock, are less than those originally anticipated, which accumulate in the APIC pool, U.S. GAAP requires that we recognize the difference as an increase to income tax expense.

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
On August 17, 2011, we acquired all of the outstanding share capital of Ruud Lighting in exchange for consideration consisting of 6.1 million shares of our common stock and $372.2 million in cash, subject to certain post-closing adjustments. Following the acquisition, we recorded certain post-closing purchase price adjustments resulting in a $2.3 million reduction to the purchase price and a total purchase price of approximately $666.0 million. Prior to the completion of our acquisition of Ruud Lighting, Ruud Lighting completed the re-acquisition of its e-conolight business by purchasing all of the membership interests of E-conolight LLC. Ruud Lighting previously sold its e-conolight business in March 2010 and had been providing operational services to E-conolight since that date. In connection with the stock purchase transaction, we funded Ruud Lighting's re-acquisition of E-conolight and paid off Ruud Lighting's outstanding debt in the aggregate amount of approximately $85.0 million. The cash consideration and debt payoff were funded from cash on hand, which reduced our available cash to fund our operating expenses and working capital by approximately $457.2 million.

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

Contractual Obligations
At June 30, 2013, payments to be made pursuant to significant contractual obligations are as follows (in thousands):

		Payments due by period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	$13,986	$3,878	$6,717	$3,217	$174
Purchase obligations	175,767	170,718	3,357	1,689	3
Other long-term liabilities[1]	—	—	—	—	—
Total	$189,753	$174,596	$10,074	$4,906	$177
1 Other long-term liabilities as of June 30, 2013 include long-term tax contingencies, other tax liabilities and deferrals of $10.2 million and other long-term contingent liabilities (for example, warranties) of $2.6 million. These liabilities are not included in the table above as they will either not be settled in cash and/or the timing of any payments is uncertain.
Operating leases include rental amounts due on leases of certain office and manufacturing space under the terms of non-cancellable operating leases. These leases expire at various times through May 2022. All of the lease agreements provide for rental adjustments for increases in base rent, property taxes and general property maintenance that would be recognized as rent expense, if applicable.
Purchase obligations represent purchase commitments, including open purchase orders and contracts, and are generally related to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment.

Financial Condition
The following table sets forth our cash, cash equivalents and investments (in thousands):

	June 30, 2013	June 24, 2012	Change
Cash and cash equivalents	$190,069	$178,885	$11,184
Short-term investments	833,846	565,628	268,218
Total cash, cash equivalents, and short-term investments	$1,023,915	$744,513	$279,402
Our liquidity and capital resources depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories, reduced by trade accounts payable, accrued salaries and wages, and other accrued expenses. Our working capital increased to $1.3 billion as of June 30, 2013 from $1.0 billion at June 24, 2012, primarily due to $285.2 million cash provided by operating activities, $96.2 million cash provided by the net issuances of common stock from employee option exercises and stock plan purchases, partially offset by payments for patent and licensing rights and purchases of property and equipment of $98.3 million.

The following table presents the components of our cash conversion cycle:

	Three Months Ended
	June 30, 2013	June 24, 2012	Change
Days of sales outstanding (a)	46	45	1
Days of supply in inventory (b)	76	85	(9)
Days in accounts payable (c)	(47)	(36)	(11)
Cash conversion cycle	75	94	(19)

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

The decrease in the cash conversion cycle was primarily driven by a decrease in days of supply in inventory and an increase in days in accounts payable.
As of June 30, 2013, we had unrealized losses on our investments of $3.1 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at June 30, 2013 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of June 30, 2013.
We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. We may use a portion of our available cash and cash equivalents, or funds underlying our marketable securities, to repurchase shares of our common stock pursuant to repurchase programs authorized by our Board of Directors. With our strong working capital position, we believe that we have the ability to continue to invest in further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio, secure key intellectual properties, or expand our production capacity.

Cash Flows
In summary, our cash flows were as follows (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 30, 2013	June 24, 2012	June 26, 2011	2012 to 2013	2011 to 2012
Cash provided by operating activities	$285,234	$242,280	$251,380	$42,954	($9,100)
Cash used in investing activities	(380,307)	(448,141)	(303,234)	67,834	(144,907)
Cash provided by (used in) financing activities	105,952	(6,692)	44,546	112,644	(51,238)
Effect of foreign exchange changes	305	840	475	(535)	365
Net increase (decrease) in cash and cash equivalents	$11,184	($211,713)	($6,833)	$222,897	($204,880)

The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities increased to $285.2 million in fiscal 2013 from $242.3 million in fiscal 2012. The increase was primarily due to the increase in our net income. Net cash provided by operating activities decreased slightly to $242.3 million in fiscal 2012 from $251.4 million in fiscal 2011. The change was due primarily to lower net income partially offset by decreases in inventory, excluding inventory acquired.
Cash Flows from Investing Activities
Net cash used in investing activities was $380.3 million for fiscal 2013 compared to $448.1 million for fiscal 2012. This year-over-year decrease in cash used in investing activities was primarily the result of a reduction in cash used in business combinations, partially offset by an increase in the net purchases of available-for-sale investments during fiscal 2013.
Net cash used in investing activities was $448.1 million for fiscal 2012 compared to $303.2 million for fiscal 2011. This year-over-year increase was primarily the result of the $454.6 million in cash used to acquire Ruud Lighting in fiscal 2012, partially offset by a decrease in purchases of property and equipment and an increase in our proceeds from the sale and maturity of investments, some of which were liquidated to pay for the acquisition.
We continue to actively manage our capital spending. For fiscal 2014, we target committing approximately $120.0 million of capital investment to support our strategic priorities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $106.0 million in fiscal 2013 compared to net cash used by financing activities of $6.7 million in fiscal 2012. Our financing activities primarily consisted of proceeds of $107.6 million and $5.3 million for fiscal 2013 and 2012, respectively, from net issuances of common stock pursuant to the exercise of employee stock options and purchases under our employees stock purchase plan, including the excess tax benefit on those exercises.
In fiscal 2012, net cash used in financing activities was $6.7 million compared to net cash provided by financing activities of $44.5 million in fiscal 2011. This change was primarily related to the repurchase of 0.5 million shares of common stock worth approximately $12.0 million during the fourth quarter of fiscal 2012, and a reduction in stock option exercises during fiscal 2012 as compared to fiscal 2011. There were no common stock repurchases during fiscal 2011.
As of June 30, 2013, pursuant to an extension of our stock repurchase program authorized by our Board of Directors, we are authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 20, 2013 through the expiration of the program on June 29, 2014. Since the inception of our stock repurchase program in 2001, we have repurchased approximately 10.3 million shares of our common stock at an average price of $19.95 per share with an aggregate value of $205.4 million.
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

The financial assets for which we perform recurring fair value remeasurements are cash equivalents and short-term investments. The financial assets for which we may be required to perform non-recurring fair value remeasurements (e.g., an impairment of assets) are any investments in privately-held companies. As of June 30, 2013, financial assets utilizing Level 1 inputs included money market funds. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. Level 2 assets are valued using a third-party pricing services consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. We do not have any significant financial assets requiring the use of Level 3 inputs. Please refer to Note 6, “Fair Value of Financial Instruments” to the consolidated financial statements included in Item 8 of this Annual Report for further information.

Financial and Market Risks
We are exposed to financial and market risks, including changes in interest rates, currency exchange rates and commodities risk. We have entered and may in the future enter into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations and financial performance. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions at June 30, 2013 and June 24, 2012. Actual results may differ materially.

Interest Rates
We maintain an investment portfolio principally composed of high-grade corporate debt, commercial paper, government securities, and other investments at fixed interest rates that vary by security. In order to minimize risk, our cash management policy permits us to acquire investments rated “A” grade or better. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price of our investments was approximately $83.4 million at June 30, 2013 and $56.6 million at June 24, 2012.

Currency Exchange Rates
As we operate internationally and have transactions denominated in foreign currencies, including the Chinese Renminbi and Euro, among others, we are exposed to currency exchange rate risks. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Our primary exposures relate to the exchange rates between the U.S. Dollar and the Chinese Renminbi. The potential loss in fair value resulting from a hypothetical 10% increase in the value of the U.S. Dollar compared to the Chinese Renminbi was approximately $3.1 million at June 30, 2013 and $3.8 million at June 24, 2012.

Commodities
We utilize significant amounts of precious metals, gases and other commodities in our manufacturing processes. General economic conditions, market specific changes or other factors outside of our control may affect the pricing of these commodities.  We do not use financial instruments to hedge commodity prices.

Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. Future minimum lease payments under our operating leases as of June 30, 2013 are detailed above in “Liquidity and Capital Resources” in the section entitled “Contractual Obligations.”

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
We evaluate our estimates on an ongoing basis, including those related to revenue recognition, valuation of stock-based compensation, valuation of long-lived and intangible assets, tax related contingencies, valuation of inventories, product warranty obligations, other contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions, including expected trends that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
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

Revenue Recognition
We recognize product revenue when the earnings process is complete, as evidenced by persuasive evidence of an arrangement (typically in the form of a purchase order) when the sales price is fixed or determinable, collection of revenue is reasonably assured, and title and risk of loss have passed to the customer.
For the year ended June 30, 2013, 57% of our product sales were made to distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers; manufacturers who incorporate our products into their own manufactured goods; or ultimate end users of our products. We recognize revenue upon shipment of our products to our distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer.
Our distributors may be provided limited rights that allow them to return a portion of inventory (Product Exchange Rights or Stock Rotation Rights) and receive credits for changes in selling prices (Price Protection Rights) or customer pricing arrangements under our "ship and debit" program or other targeted sales incentives. When determining our net revenue, we make significant judgments and estimates corresponding with product shipments. We recognize a reserve for estimated future returns, changes in selling prices, and other targeted sales incentives when product ships. We also recognize an asset for the estimated value of product returns that we believe will be returned to inventory in the future and resold, and these estimates are based upon historical data, current economic trends, distributor inventory levels and other related factors. Our financial condition and operating results are dependent upon our ability to make reliable estimates. Actual results may vary and could have a significant impact on our operating results.
From time to time, we will issue a new price book for our products, and provide a credit to certain distributors for inventory quantities on hand if required by our agreement with the distributor. This practice is known as price protection. These credits are applied against the reserve that we establish upon initial shipment of product to the distributor.
Under the ship and debit program, products are sold to distributors at negotiated prices and the distributors are required to pay for the products purchased within our standard commercial terms. Subsequent to the initial product purchase, a distributor may request a price allowance for a particular part number(s) for certain target customers, prior to the distributor reselling the particular part to that customer. If we approve an allowance and the distributor resells the product to the target customer, we credit the distributor according to the allowance we approved. These credits are applied against a reserve we establish upon initial shipment of product to the distributor.
In addition, we run sales incentive programs with certain distributors and resellers, such as product rebates and cooperative advertising campaigns. We recognize these incentives at the time they are offered to customers and record a credit to their account with an offsetting expense as either a reduction to revenue, increase to cost of revenue, or marketing expense depending on the type of sales incentive.

Warranties
Product warranties are estimated and recognized at the time we recognize revenue. The warranty periods range from ninety days to ten years. We estimate these warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. We evaluate our warranty reserves on a quarterly basis based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and our reliability estimates. Actual product failure rates that materially differ from our estimates could have a significant impact on our operating results.

Inventories
Inventories are stated at the lower of cost or market, with market not to exceed net realizable value. We write-down our inventory for estimated obsolescence equal to the difference between the cost of inventory and its estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence), and assumptions about future demand. We also analyze sales levels by product type, including historical and estimated future customer demand for those products to determine if any additional reserves are appropriate. For example, we adjust for items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Any adjustment to our inventory as a result of an estimated obsolescence or net realizable condition is reflected as a component of our cost of revenue. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We recognized charges for write-downs in inventory of $12.5 million, $14.7 million and $14.6 million, for fiscal 2013, 2012 and 2011, respectively.
In order to determine what costs can be included in the valuation of inventory, we determine normal capacity for our manufacturing facilities based on historical patterns. If our estimates regarding customer demand are inaccurate, or market conditions or technology change in ways that are less favorable than those projected by management, we may be required to take excess capacity charges in accordance with U.S. GAAP, which could have an adverse effect on our operating results.

Deferred Tax Asset Valuation Allowances
In assessing the adequacy of a recognized valuation allowance, we consider all positive and negative evidence and a variety of factors including historical and projected future taxable income and prudent and feasible tax planning strategies. When we establish or increase a valuation allowance, our income tax expense increases in the period such determination is made. If we decrease a valuation allowance, our income tax expense decreases in the period such a determination is made.

Tax Contingencies
We are subject to periodic audits of our income tax returns by federal, state and local agencies. These audits typically include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 740, “Income Taxes” (ASC 740), we regularly evaluate the exposures associated with our various tax filing positions. ASC 740 states that a tax benefit should not be recognized for financial statement purposes for an uncertain tax filing position where it is not more likely than not (likelihood of greater than 50%) for being sustained by the taxing authorities based on the technical merits of the position.
In accordance with the provisions of ASC 740, we have established unrecognized tax benefits (as a reduction to the deferred tax asset or as an increase to other liabilities) to reduce some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not” to be sustained, (2) the tax position is “more likely than not” to be sustained, but for a lesser amount, (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these unrecognized tax benefits, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.
A number of years may elapse before a particular matter for which we have established an unrecognized tax benefit is audited and fully resolved. To the extent we prevail in matters for which we have established an unrecognized benefit or are required to pay amounts in excess of what we have recognized our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement might require use of our cash and/or result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.

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

Recoverability of Long-Lived Assets
We evaluate long-lived assets such as property, equipment and definite lived intangible assets, such as patents, for impairment whenever events or circumstances indicate that the carrying value of the assets recognized in our financial statements may not be recoverable. Factors that we consider include whether there has been a significant decrease in the market value of an asset, a significant change in the way an asset is being used, or a significant change, delay or departure in our strategy for that asset. Our assessment of the recoverability of long-lived assets involves significant judgment and estimation. These assessments reflect our assumptions, which, we believe, are consistent with the assumptions hypothetical marketplace participants use. Factors that we must estimate when performing recoverability and impairment tests include, among others, the economic life of the asset, sales volumes, prices, cost of capital, tax rates, and capital spending. These factors are often interdependent and therefore do not change in isolation. If impairment is indicated, we first determine if the total estimated future cash flows on an undiscounted basis are less than the carrying amounts of the asset or assets. If so, an impairment loss is measured and recognized.
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
If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be required to recognize additional impairment losses which could be material to our results of operations.

Goodwill
We test goodwill for impairment at least annually as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. We monitor for the existence of potential impairment indicators throughout the fiscal year. We conduct impairment testing for goodwill at the reporting unit level. Reporting units, as defined by Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 350, "Intangibles - Goodwill and Other" (ASC 350), may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. We have determined that our reporting units are our three operating and reportable segments.

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
During the first step of the goodwill impairment test, we compare the fair value of the reporting unit to its carrying value, including goodwill. We derive a reporting unit's fair value through a combination of the market approach (a guideline transaction method) and the income approach (a discounted cash flow analysis). The income approach utilizes a discount rate from the capital asset pricing model. If all reporting units are analyzed during the first step of the goodwill impairment test, their respective fair values are reconciled back to the Company's consolidated market capitalization.
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

Contingent Liabilities
We provide for contingent liabilities in accordance with U.S. GAAP, under which a loss contingency is charged to income when (1) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (2) the amount of the loss can be reasonably estimated.
Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that may have been included in the accompanying consolidated financial statements. In determining the probability of an unfavorable outcome of a particular contingent liability and whether such liability is reasonably estimable, we consider the individual facts and circumstances related to the liability, opinions of legal counsel and recent legal rulings by the appropriate regulatory bodies, among other factors.  As additional information becomes available, we reassesses the potential liability related to our pending and threatened claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See also a discussion of specific contingencies in Note 12, “Commitments and Contingencies,” to our consolidated financial statements in Item 8 of this Annual Report.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cree, Inc.
We have audited the accompanying consolidated balance sheets of Cree, Inc. as of June 30, 2013 and June 24, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' equity for each of the three years in the period ended June 30, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cree, Inc. at June 30, 2013 and June 24, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cree, Inc.'s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, North Carolina
August 27, 2013

CREE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	June 24, 2012
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$190,069	$178,885
Short-term investments	833,846	565,628
Total cash, cash equivalents, and short-term investments	1,023,915	744,513
Accounts receivable, net	192,507	152,258
Inventories	197,001	188,849
Deferred income taxes	26,125	21,744
Prepaid expenses and other current assets	76,218	56,917
Total current assets	1,515,766	1,164,281
Property and equipment, net	542,833	582,461
Intangible assets, net	357,525	376,075
Goodwill	616,345	616,345
Other assets	19,941	8,336
Total assets	$3,052,410	$2,747,498
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$121,441	$78,873
Accrued salaries and wages	41,407	29,837
Income taxes payable	1,315	3,834
Other current liabilities	43,248	36,633
Total current liabilities	207,411	149,177
Long-term liabilities:
Deferred income taxes	25,504	15,609
Other long-term liabilities	12,843	22,695
Total long-term liabilities	38,347	38,304
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 30, 2013 and June 24, 2012; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 30, 2013 and June 24, 2012; 119,623 and 115,906 shares issued and outstanding at June 30, 2013 and June 24, 2012, respectively	148	144
Additional paid-in-capital	2,025,764	1,861,502
Accumulated other comprehensive income, net of taxes	8,244	11,133
Retained earnings	772,496	687,238
Total shareholders’ equity	2,806,652	2,560,017
Total liabilities and shareholders’ equity	$3,052,410	$2,747,498
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
	(In thousands, except per share data)
Revenue, net	$1,385,982	$1,164,658	$987,615
Cost of revenue, net	862,722	755,196	551,842
Gross profit	523,260	409,462	435,773
Operating expenses:
Research and development	155,889	143,357	115,035
Sales, general and administrative	236,581	197,092	139,304
Amortization of acquisition-related intangibles	30,823	26,274	10,776
Loss on disposal or impairment of long-lived assets	3,473	3,481	1,952
Total operating expenses	426,766	370,204	267,067
Operating income	96,494	39,258	168,706
Non-operating income, net	11,063	8,389	9,521
Income before income taxes	107,557	47,647	178,227
Income tax expense	20,632	3,235	31,727
Net income	$86,925	$44,412	$146,500
Earnings per share:
Basic	$0.75	$0.39	$1.35
Diluted	$0.74	$0.39	$1.33
Shares used in per share calculation:
Basic	116,621	114,693	108,522
Diluted	117,979	115,225	110,035
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
	(In thousands)
Net income	$86,925	$44,412	$146,500
Other comprehensive income:
Currency translation loss, net of tax benefit of $36, $126 and $0, respectively	(53)	(209)	—
Net unrealized (loss) gain on available-for-sale securities, net of tax benefit (expense) of $1,724, $1,059 and ($558), respectively	(2,836)	(1,749)	920
Other comprehensive (loss) income	(2,889)	(1,958)	920
Comprehensive income	$84,036	$42,454	$147,420
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$86,925	$44,412	$146,500
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	153,301	142,709	108,605
Stock-based compensation	53,899	46,393	38,240
Excess tax benefit from share-based payment arrangements	(11,390)	(277)	(10,141)
Loss on disposal or impairment of long-lived assets	3,473	3,481	1,952
Amortization of premium/discount on investments	9,503	8,330	15,696
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(40,430)	(9,365)	(963)
Inventories	(8,406)	26,904	(63,450)
Prepaid expenses and other assets	(25,350)	(7,356)	(33,398)
Accounts payable, trade	41,800	(10,105)	18,442
Accrued salaries and wages and other liabilities	21,909	(2,846)	29,897
Net cash provided by operating activities	285,234	242,280	251,380
Cash flows from investing activities:
Purchases of property and equipment	(77,468)	(95,015)	(237,085)
Payment of contingent consideration for acquired business	—	—	(13,159)
Purchases of available-for-sale investments	(724,467)	(345,457)	(382,520)
Proceeds from maturities of available-for-sale investments	392,878	186,425	252,603
Proceeds from sale of property and equipment	301	252	205
Proceeds from sale of available-for-sale investments	49,307	277,463	89,474
Purchase of acquired business, net of cash acquired	—	(454,605)	—
Purchases of patent and licensing rights	(20,858)	(17,204)	(12,752)
Net cash used in investing activities	(380,307)	(448,141)	(303,234)
Cash flows from financing activities:
Net proceeds from issuance of common stock	96,229	5,012	34,405
Excess tax benefit from share-based payment arrangements	11,390	277	10,141
Repurchases of common stock	(1,667)	(11,981)	—
Net cash provided by (used in) financing activities	105,952	(6,692)	44,546
Effect of foreign exchange changes on cash and cash equivalents	305	840	475
Net increase (decrease) in cash and cash equivalents	11,184	(211,713)	(6,833)
Cash and cash equivalents:
Beginning of period	178,885	390,598	397,431
End of period	$190,069	$178,885	$390,598
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$24,747	$17,984	$31,201
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Par Value
	(In thousands)
Balance at June 27, 2010	108,002	$135	$1,507,435	$508,307	$12,171	$2,028,048
Net income	—	—	—	146,500	—	146,500
Currency translation gain	—	—	—	—	—	—
Unrealized gain on available-for-sale securities, net of tax expense of $558	—	—	—	—	920	920
Comprehensive income						147,420
Income tax benefits from stock option exercises	—	—	7,865	—	—	7,865
Repurchased shares	—	—	—	—	—	—
Stock-based compensation	—	—	39,061	—	—	39,061
Exercise of stock options and issuance of shares	1,605	1	39,169	—	—	39,170
Balance at June 26, 2011	109,607	$136	$1,593,530	$654,807	$13,091	$2,261,564
Net income	—	—	—	44,412	—	44,412
Currency translation loss, net of tax benefit of $126	—	—	—	—	(209)	(209)
Unrealized loss on available-for-sale securities, net of tax benefit of $1,059	—	—	—	—	(1,749)	(1,749)
Comprehensive income						42,454
Income tax benefits from stock option exercises	—	—	(354)	—	—	(354)
Repurchased shares	(521)	—	(856)	(11,981)	—	(12,837)
Stock-based compensation	—	—	45,784	—	—	45,784
Exercise of stock options and issuance of shares	6,820	8	223,398	—	—	223,406
Balance at June 24, 2012	115,906	$144	$1,861,502	$687,238	$11,133	$2,560,017
Net income	—	—	—	86,925	—	86,925
Currency translation loss, net of tax benefit of $36	—	—	—	—	(53)	(53)
Unrealized loss on available-for-sale securities, net of tax benefit of $1,724	—	—	—	—	(2,836)	(2,836)
Comprehensive income						84,036
Income tax benefits from stock option exercises	—	—	4,028	—	—	4,028
Repurchased shares	(41)	—	—	(1,667)	—	(1,667)
Stock-based compensation	—	—	55,074	—	—	55,074
Exercise of stock options and issuance of shares	3,758	4	105,160	—	—	105,164
Balance at June 30, 2013	119,623	$148	$2,025,764	$772,496	$8,244	$2,806,652
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business

Cree, Inc. (the Company) is a leading innovator of lighting-class light emitting diode (LED) products, lighting products and semiconductor products for power and radio-frequency (RF) applications. The Company's products are targeted for applications such as indoor and outdoor lighting, video displays, transportation, electronic signs and signals, power supplies, inverters and wireless systems.
The Company develops and manufactures semiconductor materials and devices primarily based on silicon carbide (SiC), gallium nitride (GaN) and related compounds. In many cases, the properties of SiC and GaN offer technical advantages over traditional silicon, gallium arsenide (GaAs) and other materials used for electronic applications.
The Company's LED products consist of LED components, LED chips, and SiC materials. As LED technology improves, the Company believes the potential market for LED lighting will continue to expand. The Company's success in selling LED products depends upon the ability to offer innovative products and its ability to enable its customers to develop and market LED-based products that successfully compete and drive LED adoption against traditional lighting products.
The Company's lighting products consist of both LED and traditional lighting systems. The Company designs, manufactures and sells lighting fixtures and lamps for the commercial, industrial and consumer markets.
In addition, the Company develops, manufactures and sells power and RF devices. The Company's power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. The Company's RF devices are made from GaN and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide.
The majority of the Company's products are manufactured at its production facilities located in North Carolina, Wisconsin, and China. The Company also uses contract manufacturers for certain aspects of product fabrication, assembly and packaging. The Company operates research and development facilities in North Carolina, California, Wisconsin, India, and China.
Cree, Inc. is a North Carolina corporation established in 1987 and is headquartered in Durham, North Carolina.
As of June 30, 2013, the Company has three reportable segments:

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

Fiscal Year
The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2013 fiscal year was a 53-week fiscal year and the 2012 and 2011 fiscal years were 52-week fiscal years. The Company’s 2014 fiscal year will be a 52-week fiscal year.

Reclassifications
Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, valuation of stock-based compensation, valuation of long-lived and intangible assets, tax related contingencies, valuation of inventories, product warranty obligations, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Segment Information
U.S. GAAP requires segmentation based on an entity’s internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the “management approach.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it currently has three operating and reportable segments.

Cash and Cash Equivalents
Cash and cash equivalents consist of unrestricted cash accounts and highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are carried at cost, which approximates fair value. The Company holds cash and cash equivalents at several major financial institutions, which often exceed insurance limits set by the Federal Deposit Insurance Corporation (FDIC). The Company has not historically experienced any losses due to such concentration of credit risk.

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
When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline is other-than-temporary. Among other things, the Company considers the duration and extent of the decline and economic factors influencing the capital markets. For the fiscal years ended June 30, 2013, June 24, 2012, and June 26, 2011, the Company had no other-than-temporary declines below the cost basis of its investments. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses on investments are reported in other income and expense.
Investments in marketable securities with maturities beyond one year may be classified as short term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

Inventories
Inventories are stated at lower of cost or market, with cost determined on a first-in, first-out (FIFO) method or an average cost method. The Company writes down its inventory balances for estimates of excess and obsolete amounts. These write-downs are recognized as a component of cost of revenue. At the point of the write-down, a new lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established lower cost basis. The Company recognized charges for write-downs in inventory of $12.5 million, $14.7 million and $14.6 million, for fiscal 2013, 2012 and 2011, respectively.

Property and Equipment
Property and equipment are recognized at cost and depreciated on a straight-line basis over the assets’ estimated useful lives. Leasehold improvements are amortized over the lesser of the asset life or the life of the related lease. In general, the Company's policy for useful lives is as follows:

Manufacturing equipment	3 to 15 years
Buildings and building improvements	5 to 40 years
Furniture and office equipment	3 to 5 years
Aircraft and vehicles	5 to 20 years
Leasehold improvements	Shorter of estimated useful life or lease term
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

Goodwill and Intangible Assets
The Company recognizes the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recognized as goodwill. Valuation of intangible assets and in-process research and development entails significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired.
Goodwill
The Company recognizes goodwill as an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company tests goodwill for impairment annually as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year.
The Company conducts impairment testing for goodwill at the reporting unit level. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. The Company has determined that its reporting units are its three operating and reportable segments.
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

During the first step of the goodwill impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company derives a reporting unit's fair value through a combination of the market approach (a guideline transaction method) and the income approach (a discounted cash flow analysis). The income approach utilizes a discount rate from the capital asset pricing model. If all reporting units are analyzed during the first step of the goodwill impairment test, their respective fair values are reconciled back to the Company's consolidated market capitalization.
If the fair value of a reporting unit exceeds its carrying value, then the Company concludes that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure possible goodwill impairment loss. During the second step, the Company hypothetically values the reporting unit's tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of its goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value of the reporting unit's goodwill. Once an impairment loss is recognized, the adjusted carrying value of the goodwill becomes the new accounting basis of the goodwill for the reporting unit.

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
The Company's impairment test may begin with a qualitative test to determine whether it is more likely than not that an indefinite lived intangible asset's carrying value is greater than its fair value. If the Company's qualitative assessment reveals that asset impairment is more likely than not, the Company performs a quantitative impairment test by comparing the fair value of the indefinite lived intangible asset to its carrying value. Alternatively, the Company may bypass the qualitative test and initiate impairment testing with the quantitative impairment test. Fair value reflects the price a market participant would be willing to pay in a potential sale of the asset. Determining the fair value of indefinite-lived intangible assets entails significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired.
If the fair value of the indefinite lived intangible asset exceeds its carrying value, then the Company concludes that no indefinite lived intangible asset impairment has occurred. If the carrying value of the indefinite lived intangible asset exceeds its fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. Once an impairment loss is recognized, the adjusted carrying value becomes the new accounting basis of the indefinite lived intangible asset.

In-Process Research and Development
The Company acquired in-process research and development (IPR&D) as a result of the Ruud Lighting acquisition. The Company determines the fair value of IPR&D acquired in a business combination based on the present value of each project's projected cash flows using an income approach. IPR&D is initially capitalized and considered to be indefinite-lived assets subject to annual impairment reviews or more often upon the occurrence of certain events. If the fair value of the intangible assets is less than its carrying value, an impairment loss is recognized for the difference. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, the Company recognizes an impairment loss for the value of the related intangible asset in the period it is abandoned.

Other Intangible Assets
U.S. GAAP requires that intangible assets, other than goodwill and indefinite-lived intangibles, must be amortized over their useful lives. The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from one to twenty years.
Patent rights reflect costs incurred by the Company in applying for and maintaining patents owned by the Company and costs incurred in purchasing patents and related rights from third parties. License rights reflect costs incurred by the Company in acquiring licenses under patents owned by others. The Company amortizes both on a straight-line basis over the expected useful life of the associated patent rights, which is generally the lesser of 20 years from the date of the patent application or the license period. Royalties payable under licenses for patents owned by others are expensed as incurred. The Company reviews its capitalized patent portfolio and recognizes impairment charges when circumstances warrant, such as when patents have been abandoned or are no longer being pursued.

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

Revenue Recognition
The Company recognizes product revenue when the earnings process is complete, as evidenced by persuasive evidence of an arrangement (typically in the form of a purchase order), when the sales price is fixed or determinable, collection of revenue is reasonably assured, and title and risk of loss have passed to the customer.
We recognize revenue upon shipment of our products to our distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer.
The Company provides its customers with limited rights of return for non-conforming shipments and product warranty claims. The Company estimates an allowance for anticipated sales returns based upon an analysis of historical sales returns and other relevant data. The Company recognizes an allowance for non-confirming returns at the time of sale as a reduction of product revenue and as a reduction to the related accounts receivable balance. The Company recognizes a liability for product warranty claims at the time of sale as an increase to cost of revenue.
A substantial portion of the Company’s products are sold through distributors. Distributors stock inventory and sell the Company’s products to their own customer base, which may include: value added resellers; manufacturers who incorporate the Company’s products into their own manufactured goods; or ultimate end users of the Company’s products. The Company recognizes revenue under the same terms as described. Certain of the Company’s distributors are provided limited rights that allow them to return a portion of inventory (Product Exchange Rights or Stock Rotation Rights) and receive credits for changes in selling prices (Price Protection Rights) or customer pricing arrangements under the Company's "ship and debit" program or other targeted sales incentives. These estimates are calculated based upon historical experience, product shipment analysis, current economic conditions, on-hand inventory at the distributor, and customer contractual arrangements. The Company believes that it can reasonably and reliably estimate the allowance for distributor credits at the time of sale. Accordingly, estimates for these rights are recognized at the time of sale as a reduction of product revenue and as a reduction to the related accounts receivable balance.
From time to time, the Company will issue a new price book for its products, and provide a credit to certain distributors for inventory quantities on hand if required by the Company’s agreement with the distributor. This practice is known as price protection. These credits are applied against the reserve that the Company establishes upon initial shipment of product to the distributor.
Under the ship and debit program, products are sold to distributors at negotiated prices and the distributors are required to pay for the products purchased within the Company’s standard commercial terms. Subsequent to the initial product purchase, a distributor may request a price allowance for a particular part number(s) for certain target customers, prior to the distributor reselling the particular part to that customer. If the Company approves an allowance and the distributor resells the product to the target customer, the Company credits the distributor according to the allowance the Company approved. These credits are applied against a reserve the Company establishes upon initial shipment of product to the distributor.

In addition, the Company runs sales incentive programs with certain distributors and resellers, such as product rebates and cooperative advertising campaigns. The Company recognizes these incentives at the time they are offered to customers and records a credit to their account with an offsetting expense as either a reduction to revenue, increase to cost of revenue, or marketing expense depending on the type of sales incentive.
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

Accounts Receivable
For product sales, the Company typically invoices its customers at the time of shipment for the sales order value of products shipped. Accounts receivable are recognized at the invoiced amount and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers.

Allowance for Doubtful Accounts
The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will recognize an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and the Company's historical experience.

Advertising
The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in Sales, general and administrative expenses and amounted to approximately $18.2 million, $9.7 million, and $5.7 million for the years ended June 30, 2013, June 24, 2012 and June 26, 2011, respectively.

Research and Development
Research and development activities are expensed when incurred. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, costs are reported as research and development expenses when incurred, and related funding as an offset of those expenses when funds are received.

Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive stock options, nonvested restricted stock and contingently issuable shares using the treasury stock method, unless the effect of such increases would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recognized in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Accounting for Stock-Based Compensation
The Company recognizes compensation expense for all share-based payments granted based on the fair value of the shares on the date of grant. Compensation expense is then recognized over the award’s vesting period.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts and interest receivable, accounts payable and other liabilities approximate their fair values at June 30, 2013 and June 24, 2012 due to the short-term nature of these instruments.

Taxes
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

Excise Taxes
The Company presents sales taxes collected from customers and remitted to governmental authorities on a net basis (i.e. excluded from revenues and expenses).

Foreign Currency Translation
In the first quarter of fiscal 2012, the Company acquired two foreign subsidiaries as part of the Ruud Lighting acquisition that have a non-U.S. dollar functional currency. Accordingly, foreign currency translation adjustments have been recorded through other comprehensive loss in fiscal 2013 and fiscal 2012 for changes between the foreign subsidiaries' functional currency and the U.S. dollar. There were no translation adjustments recorded through other comprehensive income for the fiscal year 2011. In addition, historical foreign currency translation gains and losses incurred prior to fiscal 2010 will continue to exist in the Company’s equity account balance of Accumulated Other Comprehensive Income until such time that the subsidiaries are either sold or substantially liquidated.
Because the Company and its subsidiaries transact business in currencies other than the U.S. Dollar, the Company will continue to experience varying amounts of foreign currency exchange gains and losses for subsidiaries with U.S. dollar functional currency.

Recently Adopted Accounting Pronouncements
Presentation of Comprehensive Income
In June 2011, the Financial Accounting Standards Board (FASB) issued new guidance concerning the presentation of total comprehensive income and its components. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. In December 2011, the FASB issued an accounting standards update that deferred the presentation requirement for other comprehensive income reclassifications on the face of the financial statements. This guidance, as amended, became effective for the Company beginning in the first quarter of fiscal 2013. The Company's adoption of the new accounting guidance did not have a significant impact on the consolidated financial statements.
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

Note 3 - Acquisitions

Acquisition of Ruud Lighting, Inc.
On August 17, 2011, the Company entered into a Stock Purchase Agreement with all of the shareholders of Ruud Lighting, Inc. (Ruud Lighting). Pursuant to the terms of the Stock Purchase Agreement and concurrently with the execution of the Stock Purchase Agreement, the Company acquired all of the outstanding share capital of Ruud Lighting in exchange for consideration consisting of 6.1 million shares of the Company's common stock valued at approximately $211.0 million and $372.2 million cash, subject to certain post-closing adjustments. Following the acquisition, the Company recorded certain post-closing purchase price adjustments resulting in a $2.3 million reduction to the purchase price and a total purchase price of approximately $666.0 million. The acquisition allowed the Company to expand its product portfolio into outdoor LED lighting.
Prior to the Company completing its acquisition of Ruud Lighting, Ruud Lighting completed the re-acquisition of its e-conolight business by purchasing all of the membership interests of E-conolight LLC (E-conolight). Ruud Lighting previously sold its e-conolight business in March 2010 and had been providing operational services to E-conolight since that date. In connection with the stock purchase transaction with Ruud Lighting, the Company funded Ruud Lighting's re-acquisition of E-conolight and repaid Ruud Lighting's outstanding debt in the aggregate amount of approximately $85.0 million.
The amounts of revenue, operating loss and net loss of Ruud Lighting in the consolidated statements of income from and including August 17, 2011 to June 24, 2012 were as follows (in thousands, except per share data):

Since acquisition date to
June 24, 2012
Revenue	$204,353
Operating Loss	(1,985)
Net Loss	(2,334)
Basic net loss per share	($0.02)
Diluted net loss per share	($0.02)
The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the Ruud Lighting acquisition occurred at the beginning of the fiscal year ended June 26, 2011 (in thousands, except per share data).

	For the Years Ended
	June 24, 2012	June 26, 2011
Revenue	$1,194,990	$1,184,765
Operating Income	37,551	154,765
Net income	42,399	134,768
Earnings per share, basic	$0.37	$1.18
Earnings per share, diluted	$0.37	$1.16

The total revenue for Ruud Lighting included in the pro forma table above was $235.8 million and $211.2 million for the years ended June 24, 2012 and June 26, 2011, respectively. These amounts have been calculated after applying the Company's accounting policies and adjusting the results of Ruud Lighting to give effect to events that are directly attributable to the Ruud Lighting acquisition, including the elimination of sales to Ruud Lighting prior to acquisition, additional depreciation and amortization that would have been charged assuming the fair value adjustments (primarily to property and equipment and intangible assets) had been applied at the beginning of the 2011 fiscal year, together with the consequential tax effects. Excluded from the pro forma net income and the earnings per share amounts for the years ended June 24, 2012 and June 26, 2011 are one-time transaction costs attributable to the Ruud Lighting acquisition of $3.1 million and $0.5 million, respectively. These transaction costs were included in Sales, general and administrative expense in the consolidated statements of income. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the 2011 fiscal year, nor is it indicative of any future results. Ruud Lighting is included in the Lighting Products segment.
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
LLF met the conditions necessary for the earn-out payment for the calendar years ended December 31, 2008, 2009 and 2010. As a result, the Company made a cash payment in the amount of $4.4 million to the former shareholders of LLF in the third quarter of fiscal 2009, a cash payment in the amount of $8.8 million to the former shareholders of LLF in the third quarter of fiscal 2010, and a final cash payment in the amount of $13.2 million to the former shareholders of LLF in the third quarter of fiscal 2011. These incremental payments represent additional purchase price and resulted in an increase to goodwill in those fiscal years in which they were made. LLF is included in the Lighting Products segment.

Note 4 – Financial Statement Details

Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	June 30, 2013	June 24, 2012
Billed trade receivables	$220,307	$173,145
Unbilled contract receivables	1,171	1,576
	221,478	174,721
Allowance for sales returns, discounts and other incentives	(26,500)	(20,681)
Allowance for bad debts	(2,471)	(1,782)
Total accounts receivable, net	$192,507	$152,258
The following table summarizes the changes in the Company’s allowance for sales returns, discounts and other incentives (in thousands):

	Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Balance at beginning of period	$20,681	$19,615	$20,551
Current period claims	(84,983)	(67,773)	(50,399)
Provision for sales returns, discounts and other incentives	90,802	68,839	49,463
Balance at end of period	$26,500	$20,681	$19,615
The following table summarizes the changes in the Company’s allowance for bad debts (in thousands):

	Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Balance at beginning of period	$1,782	$753	$1,947
Current year provision	801	1,029	(956)
Write-offs, net of recoveries	(112)	—	(238)
Balance at end of period	$2,471	$1,782	$753

Inventories
The following table summarizes the components of inventories (in thousands):

	June 30, 2013	June 24, 2012
Raw material	$62,253	$57,618
Work-in-progress	68,146	74,241
Finished goods	66,602	56,990
Total inventories	$197,001	$188,849

Property and Equipment, net
The following table summarizes the components of property and equipment, net (in thousands):

	June 30, 2013	June 24, 2012
Furniture and fixtures	$11,268	$11,499
Land and buildings	333,761	289,163
Machinery and equipment	924,076	856,733
Aircraft and vehicles	16,250	15,912
Computer hardware/software	32,405	29,510
Leasehold improvements and other	18,566	19,082
Construction in progress	54,447	108,986
	1,390,773	1,330,885
Accumulated depreciation	(847,940)	(748,424)
Property and equipment, net	$542,833	$582,461
Depreciation of property and equipment totaled $115.5 million, $110.6 million and $93.1 million for the years ended June 30, 2013, June 24, 2012 and June 26, 2011, respectively.
During the years ended June 30, 2013, June 24, 2012 and June 26, 2011, the Company recognized approximately $1.9 million, $2.6 million and $1.5 million, respectively, as losses on disposals or impairments of property and equipment. These charges are reflected in Loss on Disposal or Impairment of Long Lived Assets in the accompanying Consolidated Statements of Income.

Other current liabilities
The following table summarizes the components of other current liabilities (in thousands):

	June 30, 2013	June 24, 2012
Accrued taxes	$21,436	$11,615
Accrued professional fees	4,493	7,412
Accrued warranty	5,259	5,513
Accrued other	12,060	12,093
Total other current liabilities	$43,248	$36,633

Accumulated other comprehensive income, net of taxes
The following table summarizes the components of Accumulated other comprehensive income, net of taxes (in thousands):

	June 30, 2013	June 24, 2012
Currency translation gain	$8,492	$8,545
Net unrealized (loss) gain on available-for-sale securities	(248)	2,588
Total accumulated other comprehensive income, net of taxes	$8,244	$11,133

Non-operating income, net
The following table summarizes the components of non-operating income, net (in thousands):

	Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Foreign currency gain, net	$735	$171	$572
Gain on sale of investments, net	111	994	1
Interest income, net	7,882	7,457	8,528
Other, net	2,335	(233)	420
Total non-operating income, net	$11,063	$8,389	$9,521

Reclassifications Out of Accumulated Other Comprehensive Income
The following table summarizes the amounts reclassified out of accumulated other comprehensive income (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in the Statement of Income
	Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Net unrealized gain on available-for-sale securities, net of tax expense
	$107	$994	$1	Non-operating income, net
	107	994	1	Income before income taxes
	21	68	—	Income tax expense
	$86	$926	$1	Net income

Note 5 – Investments
Short-term investments consist of corporate bonds, municipal bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. All marketable investments are classified as available-for-sale.
The following table provides a summary of marketable investments as of June 30, 2013 (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$250,206	$817	($1,314)	$249,709
Corporate bonds	192,147	1,678	(1,765)	192,060
U.S. agency securities	39,288	186	—	39,474
Non-U.S. certificates of deposit	345,000	—	—	345,000
Non-U.S. government securities	7,608	14	(19)	7,603
Total	$834,249	$2,695	($3,098)	$833,846

The following table presents the gross unrealized losses and estimated fair value of the Company’s investment securities, aggregated by investment type and the length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2013 (in thousands):

	June 30, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$126,926	($1,314)	$—	$—	$126,926	($1,314)
Corporate bonds	102,010	(1,765)	—	—	102,010	(1,765)
U.S. agency securities	—	—	—	—	—	—
Non-U.S. certificates of deposit	—	—	—	—	—	—
Non-U.S. government securities	5,534	(19)	—	—	5,534	(19)
Total	$234,470	($3,098)	$—	$—	$234,470	($3,098)
Number of securities with an unrealized loss		123		—		123
The following table provides a summary of marketable investments as of June 24, 2012 (in thousands):

	June 24, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$209,626	$2,036	($58)	$211,604
Corporate bonds	144,942	1,848	(123)	146,667
U.S. agency securities	68,156	450	(7)	68,599
Non-U.S. certificates of deposit	130,000	—	—	130,000
Non-U.S. government securities	8,746	15	(3)	8,758
Total	$561,470	$4,349	($191)	$565,628
The following table presents the gross unrealized losses and estimated fair value of the Company’s investment securities, aggregated by investment type and the length of time that individual investment securities have been in a continuous unrealized loss position, as of June 24, 2012 (in thousands):

	June 24, 2012
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$30,102	($58)	$—	$—	$30,102	($58)
Corporate bonds	30,550	(123)	—	—	30,550	(123)
U.S. agency securities	3,014	(7)	—	—	3,014	(7)
Non-U.S. certificates of deposit	—	—	—	—	—	—
Non-U.S. government securities	1,543	(3)	—	—	1,543	(3)
Total	$65,209	($191)	$—	$—	$65,209	($191)
Number of securities with an unrealized loss		33		—		33
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains from the sale of investments for the fiscal year ended June 30, 2013 of approximately $0.1 million were included in “Non-operating income, net” and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be “other than temporary” on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considers declines in its securities to be temporary in nature, and does not consider its securities to be impaired as of June 30, 2013 and June 24, 2012.
The contractual maturities of marketable investments at June 30, 2013 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$53,012	$196,697	$—	$—	$249,709
Corporate bonds	26,042	166,018	—	—	192,060
U.S. agency securities	8,065	31,409	—	—	39,474
Non-U.S. certificates of deposit	345,000	—	—	—	345,000
Non-U.S. government securities	1,501	6,102	—	—	7,603
Total	$433,620	$400,226	$—	$—	$833,846

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of June 30, 2013, financial assets utilizing Level 1 inputs included money market funds. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. Level 2 assets are valued using a third-party pricing services consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company does not have any significant financial assets requiring the use of Level 3 inputs. There were no transfers between Level 1 and Level 2 during the year ended June 30, 2013.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	June 30, 2013				June 24, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Municipal bonds	$—	$2,009	$—	$2,009	$—	$3,000	$—	$3,000
Money market funds	12,589	—	—	12,589	31,318	—	—	31,318
Total cash equivalents	12,589	2,009	—	14,598	31,318	3,000	—	34,318
Short-term investments
Municipal bonds	—	249,709	—	249,709	—	211,604	—	211,604
Corporate bonds	—	192,060	—	192,060	—	146,667	—	146,667
U.S. agency securities	—	39,474	—	39,474	—	68,599	—	68,599
Non-U.S. certificates of deposit	—	345,000	—	345,000	—	130,000	—	130,000
Non-U.S. government securities	—	7,603	—	7,603	—	8,758	—	8,758
Total short-term investments	—	833,846	—	833,846	—	565,628	—	565,628
Total assets	$12,589	$835,855	$—	$848,444	$31,318	$568,628	$—	$599,946

Note 7 – Intangible Assets and Goodwill
Intangible Assets
The following table reflects the components of intangible assets (in thousands):

	June 30, 2013			June 24, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$137,440	($59,611)	$77,829	$137,440	($51,103)	$86,337
Developed technology	162,760	(53,476)	109,284	160,360	(33,141)	127,219
Non-compete agreements	10,244	(4,037)	6,207	10,244	(2,077)	8,167
Trade names, finite-lived	520	(493)	27	520	(469)	51
Patent and license rights	116,147	(34,849)	81,298	97,812	(28,791)	69,021
Total intangible assets with finite lives	$427,111	($152,466)	$274,645	$406,376	($115,581)	$290,795
In-process research and development, indefinite-lived	—		—	2,400		2,400
Trade names, indefinite-lived	82,880		82,880	82,880		82,880
Total intangible assets	$509,991	($152,466)	$357,525	$491,656	($115,581)	$376,075
Total amortization of intangible assets was $37.8 million, $32.1 million and $15.5 million for the years ended June 30, 2013, June 24, 2012 and June 26, 2011, respectively.
The Company invested $20.9 million, $17.2 million and $12.8 million for the years ended June 30, 2013, June 24, 2012 and June 26, 2011, respectively for patent and license rights. For the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, the Company recognized $1.6 million, $0.8 million and $0.5 million, respectively, in impairment charges related to its patent portfolio.

Total future amortization expense of definite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 29, 2014	$36,049
June 28, 2015	33,073
June 26, 2016	32,795
June 25, 2017	30,824
June 24, 2018	29,663
Thereafter	112,241
$274,645
Goodwill
The Company's reporting units for goodwill impairment testing include:

•	LED Products

•	Lighting Products

•	Power and RF Products
As of the first day of the fourth quarter of fiscal 2013, the Company performed a step one quantitative goodwill impairment assessment on each reporting unit. For the step one impairment test, the Company derived each reporting unit's fair value through a combination of the market approach (a guideline transaction method) and the income approach (a discounted cash flow analysis). The Company utilized a discount rate from the capital asset pricing model for the discounted cash flow analysis. Once the reporting unit fair values were calculated, the Company reconciled the reporting units' relative fair values to the Company's market capitalization as of the testing date.
The Company then compared the carrying value of each reporting unit, inclusive of its assigned goodwill, to its fair value. The Company determined that the fair value of each reporting unit exceeded its carrying value, and as a result, step two of the goodwill impairment test was not necessary.
No impairment losses were recognized with respect to goodwill. Goodwill by reporting unit as of June 30, 2013 and June 24, 2012 was as follows (in thousands):

LED Products	Lighting Products	Power and RF Products	Consolidated Total
$245,857	$337,781	$32,707	$616,345

Note 8 – Shareholders’ Equity
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
As of June 30, 2013, pursuant to an extension of the stock repurchase program authorized by the Board of Directors, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 20, 2013 through the expiration of the program on June 29, 2014. During the fiscal year ended June 30, 2013, there were no repurchases of common stock by the Company under the share repurchase program.
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
On May 29, 2002, the Company’s Board of Directors adopted a shareholder rights plan, pursuant to which stock purchase rights were distributed to shareholders at a rate of one right with respect to each share of common stock held of record as of June 10, 2002. Subsequently issued shares of common stock also carry stock purchase rights under the plan. The rights plan is designed to enhance the Board’s ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. Unless terminated by the Board, the rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combinations involving the Company. The shareholder rights plan includes a review mechanism requiring the independent members of the Company’s Board of Directors to review and evaluate the plan at least every three years to consider whether the maintenance of the plan continues to be in the best interests of the Company and its shareholders and to communicate their conclusion to the Board. The Board of Directors has delegated this responsibility to the Governance and Nominations Committee, which is composed of all independent directors of the Board. On April 24, 2012, the shareholder rights plan was amended and restated to, among other things, extend the expiration date from June 10, 2012 to September 30, 2018, and to remove provisions in the rights plan stipulating that certain actions can be taken only with the concurrence of a majority of the members of the Board of Directors who are not affiliated with an acquiring person (more specifically, those who are “Continuing Directors,” as defined in the original rights plan adopted in 2002). On January 29, 2013, the shareholder rights plan was amended solely to change the expiration date from September 30, 2018 to April 24, 2017.
At June 30, 2013, the Company had reserved a total of approximately 17.3 million shares of its common stock and 0.2 million shares of its Series A preferred stock for future issuance as follows (in thousands):

Number of Shares
For exercise of outstanding common stock options	8,657
For vesting of outstanding stock units	113
For future equity awards under 2004 Long-Term Incentive Compensation Plan	7,785
For future issuance under the Non-Employee Director Stock Compensation and Deferral Program	100
For future issuance to employees under the 2005 Employee Stock Purchase Plan	654
Total common shares reserved	17,309
Series A preferred stock reserved for exercise of rights issued under shareholders’ rights plan	200

Note 9 – Earnings Per Share
The following presents the computation of basic earnings per share (in thousands, except per share amounts):

	Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Basic:
Net income	$86,925	$44,412	$146,500
Weighted average common shares	116,621	114,693	108,522
Basic earnings per share	$0.75	$0.39	$1.35
The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Diluted:
Net income	$86,925	$44,412	$146,500
Weighted average common shares - basic	116,621	114,693	108,522
Dilutive effect of stock options, nonvested shares and ESPP purchase rights	1,358	532	1,513
Weighted average common shares - diluted	117,979	115,225	110,035
Diluted earnings per share	$0.74	$0.39	$1.33

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, there were 2.4 million, 7.0 million and 2.0 million, respectively, of potential common shares not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

Note 10 – Stock-Based Compensation

Overview of Employee Stock-Based Compensation Plans
The Company currently has one equity-based compensation plan, the 2004 Long-Term Incentive Compensation Plan, from which stock-based compensation awards can be granted to employees and directors. In addition, the Company has assumed plans that have been terminated as to future grants, but under which options are currently outstanding. The 2004 Long-Term Incentive Compensation Plan provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, and restricted stock units. As of June 30, 2013, there were 24.9 million shares authorized for issuance under the plan and 7.8 million shares remaining for future grants. Awards issued under the plan to date include non-qualified stock options, restricted stock, stock units and performance units. During fiscal 2013, the Company initiated grants of performance-based stock option and stock unit awards. The compensation expense for an award with a performance condition is based on the probable outcome of that performance condition. Compensation expense is recognized if the Company believes it is probable that the performance condition will be achieved and is adjusted for subsequent changes in the estimate or actual outcome. As with non-performance based awards, compensation expense is recognized over the vesting period. The vesting period runs from the date of grant to the expected date that the performance objective is likely to be achieved.
The Company also has an Employee Stock Purchase Plan (ESPP) that provides employees with the opportunity to purchase common stock at a discount. As of June 30, 2013, there were 2.5 million shares authorized for issuance under the ESPP, as amended, with 0.7 million shares remaining for future issuance. The ESPP limits employee contributions to 15% of each employee’s compensation (as defined in the plan) and originally allowed employees to purchase shares at a 15% discount to the fair market value of common stock on the purchase date two times per year. The ESPP was amended in the second quarter of fiscal 2012 to increase the six-month participation period to a twelve-month participation period, divided into two equal six-month purchase periods, and to provide for a look-back feature. At the end of each six-month period in April and October, employees participating in the plan purchase the Company's common stock through the ESPP at a 15% discount to the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The plan amendment also provides for an automatic reset feature to start participants on a new twelve-month participation period if the share value declines during the first six-month purchase period.

Stock Option Awards
The following table summarizes option activity as of June 30, 2013 and changes during the fiscal year then ended (total and shares in thousands):

	Number of Shares	Weighted-Average Exercise price	Weighted Average Remaining Contractual Term	Total Intrinsic Value
Outstanding at June 24, 2012	8,800	$36.71
Granted	3,468	29.25
Exercised	(3,096)	31.18
Forfeited or expired	(515)	37.07
Outstanding at June 30, 2013	8,657	$35.67	4.98	$244,779
Vested and expected to vest at June 30, 2013	8,425	$35.82	4.95	$236,972
Exercisable at June 30, 2013	2,939	$41.61	3.63	$66,182
The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on June 28, 2013 (the last trading day of fiscal 2013) of $63.83 and the exercise price for in-the-money options that would have been received by the holders if all instruments had been exercised on June 30, 2013. As of June 30, 2013, there was $42.8 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.64 years.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.01 to $30.33	3,593	5.60	$27.01	496	$23.40
30.34 to 30.92	1,987	5.17	30.92	372	30.92
30.93 to 35.89	1,028	3.60	34.98	858	35.43
35.90 to 53.49	275	5.53	48.18	84	47.91
53.50 to 75.55	1,774	4.23	57.01	1,129	57.38
Total	8,657	4.98	$35.67	2,939	$41.61
Other information pertaining to the Company's stock option awards is as follows (in thousands, except per share data):

	Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Weighted average grant date fair value per share of options	$12.05	$11.67	$22.83
Total intrinsic value of options exercised	$62,145	$1,605	$40,042

Restricted Stock Awards
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of June 30, 2013 and changes during the year then ended is as follows (in thousands, except per share data):

	Number of RSAs/RSUs	Weighted-Average Grant-Date Fair Value
Nonvested at June 24, 2012	517	$37.41
Granted	358	28.77
Vested	(221)	34.23
Forfeited	(7)	29.86
Nonvested at June 30, 2013	647	$33.80
As of June 30, 2013, there was $14.5 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 3.13 years.

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
Stock-based compensation expense is recognized net of estimated forfeitures such that expense is recognized only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
Total stock-based compensation expense was as follows (in thousands):

	Fiscal Years Ended
Income Statement Classification:	June 30, 2013	June 24, 2012	June 26, 2011
Cost of goods sold	$9,389	$7,713	$5,454
Research and development	13,429	10,378	8,388
Sales, general and administrative	31,081	28,302	24,398
Total	$53,899	$46,393	$38,240
The weighted average assumptions used to value stock option grants were as follows:

	Fiscal Years Ended
Stock Option Grants:	June 30, 2013	June 24, 2012	June 26, 2011
Risk-free interest rate	0.42%	0.47%	0.95%
Expected life, in years	3.64	3.63	3.5
Expected volatility	56.8%	51.7%	56.7%
Dividend yield	—	—	—
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

Note 11 – Income Taxes
The following are the components of income before income taxes (in thousands):

	Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Domestic	$31,046	($5,360)	$112,869
Foreign	76,511	53,007	65,358
Total	$107,557	$47,647	$178,227
The following are the components of income tax expense (in thousands):

	Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Current:
Federal	$483	($4,031)	$31,503
Foreign	18,127	13,125	13,796
State	1,777	566	2,736
Total Current	20,387	9,660	48,035
Deferred:
Federal	2,226	(4,786)	(4,232)
Foreign	(177)	(450)	(11,601)
State	(1,804)	(1,189)	(475)
Total Deferred	245	(6,425)	(16,308)
Income tax expense	$20,632	$3,235	$31,727
Actual income tax expense differed from the amount computed by applying the U.S. federal tax rate of 35% to pre-tax earnings as a result of the following (in thousands, except percentages):

	Fiscal Years Ended
	June 30, 2013	% of Income	June 24, 2012	% of Income	June 26, 2011	% of Income
Federal income tax provision at statutory rate	$37,645	35%	$16,676	35%	$62,378	35%
Increase (decrease) in income tax expense resulting from:
State tax provision, net of federal benefit	1,146	1%	68	0%	2,665	1%
State tax credits	(1,407)	-1%	(1,028)	-2%	(496)	0%
Tax exempt interest	(853)	-1%	(1,064)	-2%	(1,646)	-1%
48C investment tax credit	(5,252)	-5%	(4,105)	-9%	(4,023)	-2%
Decrease in tax reserve	(361)	0%	(2,677)	-6%	(2,175)	-1%
Research and development credits	(2,426)	-2%	(694)	-1%	(3,619)	-2%
Increase (decrease) in valuation allowance	(6)	0%	(13)	0%	183	0%
Qualified production activities deduction	(866)	-1%	(177)	-1%	(2,714)	-1%
Stock-based compensation	1,206	1%	336	1%	308	0%
Statutory rate differences	(10,184)	-10%	(5,830)	-12%	(16,117)	-9%
Effect of tax rate change	—	0%	—	0%	(2,998)	-2%
Other	1,990	2%	1,743	4%	(19)	0%
Income tax expense	$20,632	19%	$3,235	7%	$31,727	18%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	June 30, 2013	June 24, 2012
Deferred tax assets:
Compensation	$3,868	$2,594
Inventory	16,050	13,051
Sales return reserve and allowance for bad debts	4,483	2,710
Warranty reserve	947	2,668
Federal and state net operating loss carryforwards	617	2,353
Federal credits	3,174	290
State credits	4,215	3,982
48C investment tax credits	7,216	15,905
Investments	976	980
Stock-based compensation	27,142	27,586
Other	1,209	1,056
Total gross deferred assets	69,897	73,175
Less valuation allowance	(1,604)	(1,611)
Deferred tax assets, net	68,293	71,564
Deferred tax liabilities:
Property and equipment	(27,484)	(29,307)
Intangible assets	(37,921)	(31,701)
Available-for-sale securities	154	(1,570)
Prepaid taxes and other	(997)	(1,045)
Total gross deferred liability	(66,248)	(63,623)
Deferred tax asset/(liability), net	$2,045	$7,941
The components giving rise to the net deferred tax assets (liabilities) have been included in the accompanying Consolidated Balance Sheet as follows (in thousands):

	Balance at June 30, 2013
	Asset			Liabilities
	Current	Noncurrent		Current	Noncurrent
U.S. federal income taxes	$15,707	$—		$—	($25,504)
Hong Kong and other income taxes	10,418	1,424	*	—	—
	$26,125	$1,424		$—	($25,504)

*	This amount is included in Other assets in the Consolidated Balance Sheets.

	Balance at June 24, 2012
	Asset			Liabilities
	Current	Noncurrent		Current	Noncurrent
U.S. federal income taxes	$13,461	$—		$—	($15,609)
Hong Kong and other income taxes	8,283	1,931	*	—	—
	$21,744	$1,931		$—	($15,609)

*	This amount is included in Other assets in the Consolidated Balance Sheets.

The research and development credit, which had previously expired on December 31, 2011, was reinstated as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013.  This legislation retroactively reinstated and extended the credit from the previous expiration date through December 31, 2013.  The benefit of this credit for the full year fiscal 2013 as well as the period December 31, 2011 through June 24, 2012 has been included in the fiscal year 2013 tax expense representing a $1.7 million and $0.7 million benefit, respectively.
During fiscal 2010, the Company was notified by the Internal Revenue Service that it had been allocated $39 million of federal tax credits as part of the American Recovery and Reinvestment Act of 2009 (Internal Revenue Section 48C). This $39 million allocation was based upon the Company projecting that it would put into service approximately $130 million of qualified equipment into its United States manufacturing locations over the next three years. As of June 24, 2012, the Company had successfully achieved the required milestones to realize the full $39 million tax benefit. This tax benefit (net of related basis adjustments) is being amortized into income over the useful life (5 years) of the underlying equipment that was placed in service to generate these credits. Since fiscal 2010, the Company has recognized an income tax benefit of $14.8 million related to the credits generated to date, with $5.3 million of this amount recognized as a tax benefit for the year ended June 30, 2013.
As of June 30, 2013 the Company has approximately $12.8 million of state net operating loss carryovers for which a full valuation allowance has been recognized. Furthermore, the Company has approximately $0.8 million of alternative minimum tax credits carryforwards and $4.7 million of 48C credit carryforwards that relate to excess stock option benefits which, if and when realized, will be recognized in additional paid in capital. Additionally, the Company has $6.5 million of state income tax credit carryforwards. The state net operating loss carryovers will begin to expire in fiscal 2015 and the state income tax credit carryforwards will begin to expire in fiscal 2016.
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
During fiscal 2013, the Company recognized a net decrease in total unrecognized tax benefits of $1.7 million. As a result, the total amount of unrecognized tax benefits as of June 30, 2013 is $2.7 million. Of the $2.7 million total unrecognized tax benefits, $2.7 million represents tax positions that, if recognized, would impact the effective tax rate. Although timing of the resolution and/or closure on audits is highly uncertain, the Company believes it is reasonably possible that approximately $2.1 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute expirations.
The following is a tabular reconciliation of the Company’s change in uncertain tax positions (in thousands):

	June 30, 2013	June 24, 2012	June 26, 2011
Beginning Balance	$4,421	$6,987	$7,602
Increases related to prior year tax positions	546	—	741
Decreases related to prior year tax positions	—	(1,966)	—
Expiration of statute of limitations for assessment of taxes	(2,235)	(600)	(1,356)
Ending Balance	$2,732	$4,421	$6,987
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in the Consolidated Statements of Income. Total interest and penalties accrued were as follows (in thousands):

	June 30, 2013	June 24, 2012
Accrued interest and penalties	$154	$284
Total interest and penalties recognized were as follows (in thousands):

	June 30, 2013	June 24, 2012	June 26, 2011
Recognized interest and penalties (benefit)	($130)	($292)	($330)
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to examinations for fiscal years ended June 29, 2009 and prior. For U.S. state tax returns the Company is generally no longer subject to tax examinations for fiscal years prior to 2010. For foreign purposes, the Company is no longer subject to examination for tax periods 2003 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment. The Company is currently under inquiry by the Hong Kong Inland Revenue Department for the fiscal year ended June 29, 2008 (fiscal 2008) through the fiscal year ended June 27, 2010 (fiscal 2010). The Company is also currently under audit by the German Federal Central Tax Office for fiscal 2008 through fiscal 2010.
The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of June 30, 2013, U.S. income taxes were not provided for on a cumulative total of approximately $275.6 million of undistributed earnings for certain non-U.S. subsidiaries, as the Company currently intends to reinvest these earnings in these foreign operations indefinitely. Determination of the amount of any deferred tax liability on these undistributed earnings is not practicable.
During the fiscal year ended June 26, 2011, the Company was awarded a tax holiday in Malaysia with respect to its manufacturing and distribution operations. This arrangement allows for 0% tax for 10 years starting in the fiscal year ended June 26, 2011. For the fiscal year ended June 30, 2013, the Company did not meet the requirements for the tax holiday, and as such, no benefit has been recognized. In the fiscal years ended June 24, 2012 and June 26, 2011 the Company's net income increased by $2.1 million and $1.8 million ($0.02 per basic share and $0.02 per diluted share in each year), respectively, as a result of this arrangement.

Note 12 – Commitments and Contingencies

Warranties
The following table summarizes the changes in the Company’s product warranty liabilities (in thousands):

	Fiscal Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
Balance at beginning of period	$5,513	$2,235	$1,308
Acquisition related warranties	—	5,623	—
Warranties accrued in current period	1,533	1,055	1,573
Changes in estimates for pre-existing warranties	71	(878)	(125)
Expenditures	(946)	(2,522)	(521)
Balance at end of period	$6,171	$5,513	$2,235
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from ninety days to ten years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The warranty reserves, which are primarily related to Lighting products, are evaluated on a quarterly basis based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of June 30, 2013, $0.9 million of Company’s product warranty liabilities were classified as long-term.

Lease Commitments
The Company primarily leases manufacturing, office, housing and warehousing space under the terms of non-cancelable operating leases. These leases expire at various times through May 2022. The Company recognizes net rent expense on a straight-line basis over the life of the lease. Rent expense associated with these operating leases totaled approximately $4.8 million, $4.6 million and $3.0 million for each of the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, respectively. Certain agreements require that the Company pay property taxes and general property maintenance in addition to the minimum rental payments.

Future minimum rental payments as of June 30, 2013 (under leases currently in effect) are as follows, (in thousands):

Fiscal Years Ending	Minimum Rental Amount
June 29, 2014	$3,878
June 28, 2015	3,637
June 26, 2016	3,080
June 25, 2017	2,468
June 24, 2018	749
Thereafter	174
Total	$13,986

Litigation
The Company is currently a party to various legal proceedings, including the proceedings noted in this section. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company's financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in matters for which injunctive relief or other conduct remedies are sought, an injunction prohibiting the Company from selling one or more products at all or in particular ways. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on the Company's business, results of operation, financial position, and overall trends. Except as may be otherwise indicated, the outcomes in these matters are not reasonably estimable.
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
Cooper Lighting, LLC filed a complaint for patent infringement against the Company and Ruud Lighting, Inc. in the U.S. District Court for the Northern District of Georgia on September 7, 2012. The complaint seeks injunctive relief and damages for infringement of one U.S. patent owned by Cooper Lighting, LLC: No. 8,210,722, entitled "LED Device for Wide Beam Generation." The Company has filed an answer in which it denies any infringement and asserts that the patent is invalid as well as other defenses.
Illumination Management Solutions, Inc., a subsidiary of Cooper Lighting, LLC, filed a complaint for patent infringement against Ruud Lighting in the U.S. District Court for the Eastern District of Texas on June 7, 2010. The action was later transferred to the U.S. District Court for the Eastern District of Wisconsin. As amended in January 2012, the complaint alleged that Ruud Lighting is infringing two U.S. patents owned by Illumination Management Solutions, No. 7,674,018 and No. 7,993,036, each entitled "LED Device for Wide Beam Generation." It also alleged that Ruud Lighting and its then president, Alan Ruud, who served on the plaintiff's board of directors in 2006 and 2007 when Ruud Lighting was a shareholder of the plaintiff, conspired to misuse confidential information obtained from the plaintiff to file patent applications and to obtain patents assigned to Ruud Lighting. The complaint sought injunctive relief, damages and ownership of the patent applications and patents alleged to have been wrongfully filed and obtained. The court in October 2012 granted partial summary judgment in favor of Ruud Lighting, finding that most of the accused products did not infringe either of the asserted patents. The court in February 2013 entered final judgment in which the court 1) dismissed the claims relating to most of the accused products, finding that they did not infringe either of the asserted patents; 2) dismissed with prejudice and with the consent of the parties the claims with respect to the remaining accused products; 3) severed the conspiracy claim, which was subsequently voluntarily dismissed; and 4) dismissed the remaining claims and counterclaims without prejudice. In March 2013, the plaintiffs filed a notice of appeal from this judgment to the U.S. Court of Appeals for the Federal Circuit.
Ruud Lighting is a defendant in an action commenced by Illumination Management Solutions in the U.S. District Court for the Central District of California on June 8, 2010 and later transferred to the U.S. District Court for the Eastern District of Wisconsin. As amended in January 2013, the complaint names as defendants Ruud Lighting and two of its employees, Alan Ruud and Christopher Ruud, and asserts that the defendants engaged in wrongful acts arising out of the relationship between the plaintiff and Ruud Lighting in 2006 and 2007 when Ruud Lighting was a shareholder of the plaintiff and Alan Ruud served on the plaintiff's board of directors. The complaint alleges that the defendants breached fiduciary duties and otherwise acted improperly by pursuing a plan to compete with the plaintiff and that the defendants misused information obtained from the plaintiff as fiduciaries and subject to a non-disclosure agreement. These allegedly wrongful acts included filing patent applications and obtaining patents assigned to Ruud Lighting on inventions claimed by the plaintiff. The complaint also alleges that Ruud Lighting: 1) marketed its LED products without reference to certain optical technology claimed by the plaintiff, thereby breaching a marketing agreement with the plaintiff and engaging in unfair competition and false advertising; and 2) breached the marketing agreement by failing to give the plaintiff a right of first refusal to integrate the plaintiff's optical technology into Ruud Lighting LED products. The complaint further alleges that the plaintiff is entitled to a correction of the inventors named in one or more patents to add a founder of the plaintiff as an inventor. The complaint seeks to recover damages, all profits and other gains realized by defendants as a result of the acts complained of, attorneys' fees, ownership of any interest in the patent applications and patents alleged to have been wrongfully filed and obtained, and correction of the named inventors on one or more patents.
Dynacraft Industries Litigation
On April 29, 2009, Dynacraft Industries Sdn Bhd commenced an action against the Company and Cree Malaysia Sdn Bhd, a subsidiary of the Company, in Malaysia in a filing with the High Court of Malaysia at Pulau Pinang (Penang). The statement of claim alleged that the Cree defendants breached an agreement to purchase from Dynacraft certain real property in Malaysia for a contract price of 38,000,000 Malaysia ringgit (approximately $12.0 million) and sought an award of damages in an unspecified amount. The Cree defendants filed defenses denying liability for damages. The case was tried before a judge and on November 28, 2012 and all claims against the Cree defendants were dismissed. Dynacraft has filed a notice of appeal.
The Fox Group Litigation
The Fox Group, Inc. filed a complaint for patent infringement against the Company in the U.S. District Court for the Eastern District of Virginia on June 29, 2010. The complaint, which sought injunctive relief and damages, asserted that the Company was infringing two U.S. patents relating to high quality silicon carbide material: No. 6,534,026, entitled "Low Defect Density Silicon Carbide" (the "'026 patent"); and No. 6,562,130, entitled "Low Defect Axially Grown Single Crystal Silicon Carbide" (the "'130 patent"). The district court granted summary judgment in favor of the Company in August 2011. The court determined that the Company did not infringe the '026 patent and that the claims of the '130 patent asserted against the Company are invalid. The Fox Group appealed the decision to the U.S. Court of Appeals for the Federal Circuit, which affirmed the judgment. The Fox Group's petition for a rehearing with the Federal Circuit was denied in February 2013 and the Fox Group filed a writ of certiorari with the U.S. Supreme Court in May 2013.
Schubert Litigation
E. Fred Schubert filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware on July 18, 2012.  The complaint sought injunctive relief and damages for alleged infringement of U.S. patent No. 6,294,475, entitled “Crystallographic Wet Chemical Etching of III-Nitride Material." In May 2013, the parties entered into a settlement agreement pursuant to which the lawsuit was dismissed with prejudice without any admission of liability.
Lighting Science Group Litigation
Lighting Science Group Corporation filed a complaint for patent infringement against the Company in the U.S. District Court for the Middle District of Florida on April 10, 2013.  The complaint seeks injunctive relief and damages for alleged infringement of U.S. patent No. 8.201,968, entitled “Low Profile Light." The Company has filed an answer and counterclaims in which it denies any infringement and seeks declaratory judgments that the asserted claims of the patent are invalid and not infringed.

Note 13 - Reportable Segments

The Company's operating and reportable segments are:

•	LED Products

•	Lighting Products

•	Power and RF Products

The Company's CODM reviews segment performance and allocates resources based upon segment revenues and segment gross profit.

Reportable Segments Description
LED Products Segment
The Company's LED Products segment includes LED chips, LED components, and SiC materials.
LED Chips

LED Chip products include blue and green LED chips based on GaN and related materials. LED chips or die are solid-state electronic components used in a number of applications and are currently available in a variety of brightness levels, wavelengths (color) and sizes. The Company uses LED chips internally in the manufacturing of LED components. LED Chips are also sold externally to customers for use in a variety of applications including video screens, gaming displays, function indicator lights, and automotive backlights, headlamps and directional indicators.

LED Components

LED component products include a range of packaged LED products from the Company's XLamp® LED components and LED modules for lighting applications to the Company's high-brightness LED components.

The Company's XLamp LED components are lighting class packaged LED products designed to meet a broad range of market needs for lighting applications including general illumination (both indoor and outdoor applications), portable, architectural, signal and transportation lighting. The LED Components segment produces XLamp LED components for use by the Company's LED lighting segment. The LED Components segment also sells XLamp LED components externally to manufacturing customers and manufacturing distributors for use in a variety of lighting applications.

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

SiC Materials

The Company's SiC materials are targeted for customers who use them to manufacture products for RF, power switching, gemstones and other applications. Corporate, government and university customers also buy SiC materials for research and development directed at RF and high power devices. The Company generally sells its SiC materials in bulk form, as a bare wafer or with SiC and GaN epitaxial films.

Lighting Products Segment

The Company's Lighting Products segment consists of both LED and traditional lighting systems. The Company designs, manufactures and sells lighting systems for indoor and outdoor applications, with its primary focus on LED lighting systems for the commercial, industrial and consumer markets. Lighting products are primarily sold to distributors who serve the indoor and outdoor lighting consumer and business-to-business markets.

Power and RF Products Segment

The Company's Power and RF Products segment includes power devices and RF devices.

Power Devices

The Company's power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Power products are sold primarily to government contractors and distributors.

RF Devices

The Company's RF devices are made from SiC or GaN and provide improved efficiency, bandwidths and frequency of operation as compared to silicon or gallium arsenide. RF devices are sold primarily to government contractors and distributors.

Financial Results by Reportable Segment

The table below reflects the results of the Company's reportable segments as reviewed by the Company's CODM for fiscal 2013, 2012 and 2011. The Company uses substantially the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
The Company's CODM does not review inter-segment revenue when evaluating segment performance and allocating resources to each segment. Thus, inter-segment revenue is not included in the segment revenues presented in the table below. As such, total segment revenue in the table below is equal to the Company's consolidated revenue.
The Company's CODM reviews gross profit as the lowest and only level of segment profit. As such, all items below gross profit in the consolidated statements of income must be included to reconcile the consolidated gross profit presented in the table below to the Company's consolidated income before income taxes.
In order to determine gross profit for each reportable segment, the Company allocates direct costs and indirect costs to each segment's cost of revenue. The Company allocates indirect costs, such as employee benefits for manufacturing employees, shared facilities services, information technology, purchasing, and customer service, when the costs are identifiable and beneficial to the reportable segment. The Company allocates these indirect costs based on a reasonable measure of utilization that considers the specific facts and circumstances of the costs being allocated. Inventory is normally transferred between the Company's reportable segments at cost. However, due to the vertically-integrated nature of the Company's business and the fixed cost nature of the Company's manufacturing operations, the Company will apportion lower of cost or market write-downs on products among the segments involved in producing the products. The lower of cost or market write-down is apportioned based on each segment's proportional production cost and is reported as an increase to each segment's cost of revenue. The Company's CODM evaluates segment performance and resource allocation after apportionment of any lower of cost or market write-downs. For the year ended June 30, 2013, the Company allocated $3.1 million for a lower of cost or market write-down from the Lighting Products segment to the LED Products segment.
Unallocated costs in the table below are not reviewed by the Company's CODM when evaluating segment performance and allocating resources to each segment. These unallocated costs consist primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans, matching contributions under the Company's 401(k) plan and acquisition related costs.

Revenues, gross profit and gross margin for each of our segments are as follows (in thousands, except percentages):

	Revenues			Gross Profit and Gross Margin
	Year Ended			Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011	June 30, 2013	June 24, 2012	June 26, 2011
LED Products	$801,483	$756,924	$808,207	$344,649	$290,642	$375,424
LED Products gross margin				43%	38%	46%
Lighting Products	495,089	334,704	81,784	148,947	103,396	23,686
Lighting Products gross margin				30%	31%	29%
Power and RF Products	89,410	73,030	97,624	48,127	32,051	49,828
Power and RF Products gross margin				54%	44%	51%
Total segment reporting	$1,385,982	$1,164,658	$987,615	541,723	426,089	448,938
Unallocated costs				(18,463)	(16,627)	(13,165)
Consolidated gross profit				$523,260	$409,462	$435,773
Consolidated gross margin				38%	35%	44%

Assets by Reportable Segment
Inventory is the only asset reviewed by the Company's CODM when evaluating segment performance and allocating resources to the segments. The following table sets forth the Company's inventory by reportable segment for the fiscal years ended June 30, 2013 and June 24, 2012.
Unallocated inventory in the table below is not allocated to the reportable segments because the Company's CODM does not review it when evaluating performance and allocating resources to each segment. Unallocated inventory consists primarily of manufacturing employees' stock-based compensation, profit sharing and quarterly or annual incentive compensation and matching contributions under the Company's 401(k) plan.
The Company does not allocate assets other than inventory to the reportable segments because the Company's CODM does not review them when assessing segment performance and allocating resources. The CODM reviews all of the Company's assets other than inventory on a consolidated basis. Inventory, net for each of our segments is as follows (in thousands):

	Inventory, Net
	Year Ended
	June 30, 2013	June 24, 2012
LED Products	$99,835	$109,262
Lighting Products	87,546	69,330
Power and RF Products	6,593	6,100
Total segment reporting	193,974	184,692
Unallocated inventory	3,027	4,157
Consolidated inventory, net	$197,001	$188,849

Geographic Information
The Company conducts business in several geographic areas. Revenues are attributed to a particular geographic region based on the billing address for the products. The following table sets forth the percentage of revenues from external customers by geographic area for fiscal 2013, 2012 and 2011:

	For the Years Ended
	June 30, 2013	June 24, 2012	June 26, 2011
United States	44%	38%	24%
China	28%	32%	36%
Europe	12%	14%	14%
South Korea	2%	2%	4%
Japan	7%	8%	7%
Malaysia	1%	2%	2%
Taiwan	2%	1%	5%
Other	4%	3%	8%
Total	100%	100%	100%

The following table sets forth the Company’s net property and equipment by country for the fiscal years ended June 30, 2013 and June 24, 2012 (in thousands):

	June 30, 2013	June 24, 2012
United States	$419,267	$452,249
China	122,477	125,868
Other	1,089	4,344
Total	$542,833	$582,461

Note 14 – Concentrations of Risk
Financial instruments, which may subject the Company to a concentration of risk, consist principally of short-term investments, cash equivalents, and accounts receivable. Short-term investments consist primarily of corporate bonds, municipal bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities at interest rates that vary by security. The Company’s cash equivalents consist primarily of money market funds. Certain bank deposits may at times be in excess of the FDIC insurance limits.
The Company sells its products on account to manufacturers, distributors and others worldwide and generally requires no collateral. When title has transferred and the earnings process is complete, the Company recognizes revenue and related accounts receivable.
The following customers individually accounted for more than 10% of the consolidated accounts receivable balance as of the following fiscal year-ends:

	June 30, 2013	June 24, 2012
Arrow Electronics, Inc.	14%	14%
World Peace Industrial Co., Ltd.	13%	14%
Sales to certain customers represented more than 10% of consolidated revenue. Sales to Arrow Electronics, Inc. represented 16%, 18% and 20% of revenues for fiscal 2013, 2012, and 2011, respectively. Sales to World Peace Industrial Co., Ltd. represented 10% of revenues in both fiscal 2012 and 2011.
Arrow Electronics, Inc. is a customer of the LED Products and Power and RF Products segments. World Peace Industrial Co., Ltd. is a customer of the LED Products segment.

Note 15 – Retirement Savings Plan
The Company sponsors one employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. All U.S. employees are eligible to participate under the 401(k) Plan on the first day of a new fiscal month after the date of hire. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits; rather, the Company matches a defined percentage of employee deferrals, and employees vest in these matching funds over time. Employees choose their investment elections from a list of available investment options. During the fiscal years ended June 30, 2013, June 24, 2012 and June 26, 2011, the Company contributed approximately $6.2 million, $4.7 million and $3.9 million to the 401(k) Plan, respectively. The Pension Benefit Guaranty Corporation does not insure the 401(k) Plan.

Note 16 – Related Party Transactions
On August 17, 2011, in connection with the Company's acquisition of Ruud Lighting, two of the prior shareholders of Ruud Lighting, Alan Ruud and Christopher Ruud, executed offer letters for continued employment with Ruud Lighting. Also on August 17, 2011, subsequent to the Company's acquisition of Ruud Lighting and pursuant to an Aircraft Purchase and Sale Agreement and a Joint Ownership Agreement with Ruud Lighting, each of Alan Ruud (through LSA, LLC, a limited liability company of which Mr. Ruud is the sole member (LSA)) and Christopher Ruud (through Light Speed Aviation, LLC, a limited liability company of which Christopher Ruud is the sole member (Light Speed)) acquired a 10% interest in an aircraft previously purchased by Ruud Lighting, resulting in Ruud Lighting owning an 80% interest in the aircraft. Each of LSA and Light Speed acquired its ownership in the aircraft for a purchase price of approximately $0.9 million for a combined interest of 20% or $1.9 million which is included in the Consolidated Statements of Cash Flows as cash provided by investing activities, under the caption "Purchase of acquired business, net of cash acquired."
Pursuant to the Joint Ownership Agreement, each of LSA and Light Speed is responsible for its share of flight crew, direct, fixed and other expenses attributable to the aircraft. During fiscal 2013, the Company billed LSA and Light Speed $311 thousand and $318 thousand, respectively. Of these billed amounts, the Company has been reimbursed by LSA and Light Speed for $311 thousand and $299 thousand, respectively, as of June 30, 2013. The Company had no outstanding receivables from LSA and $18 thousand in outstanding receivables from Light Speed as of June 30, 2013. The Company also had unbilled receivables of $186 thousand and $209 thousand for LSA and Light Speed, respectively, as of June 30, 2013. During fiscal 2012, the Company billed LSA and Light Speed $230 thousand and $181 thousand, respectively. Of these billed amounts, the Company had been reimbursed by LSA and Light Speed for $230 thousand and $181 thousand, respectively, as of June 24, 2012.
In July 2010, Mark Swoboda was appointed Chief Executive Officer of Intematix Corporation (Intematix). Mark Swoboda is the brother of the Company’s Chairman, Chief Executive Officer and President, Charles M. Swoboda. For a number of years the Company has purchased raw materials from Intematix pursuant to standard purchase orders in the ordinary course of business.
During fiscal 2013, the Company purchased $3.2 million of raw materials from Intematix, and the Company had $0.2 million outstanding payable to Intematix as of June 30, 2013. During fiscal 2012, the Company purchased $1.9 million of raw materials from Intematix, and the Company had $0.4 million outstanding payable to Intematix as of June 24, 2012.

Note 17 – Quarterly Results of Operations - Unaudited
The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 30, 2013 and June 24, 2012 (in thousands, except per share data):

	September 23, 2012	December 30, 2012	March 31, 2013	June 30, 2013	Fiscal Year 2013
Revenue, net	$315,753	$346,286	$348,934	$375,009	$1,385,982
Cost of revenue, net	199,704	212,810	215,924	234,284	862,722
Gross profit	116,049	133,476	133,010	140,725	523,260
Net income	16,123	20,403	22,157	28,242	86,925
Earnings per share:
Basic	$0.14	$0.18	$0.19	$0.24	$0.75
Diluted	$0.14	$0.18	$0.19	$0.23	$0.74

	September 25, 2011	December 25, 2011	March 25, 2012	June 24, 2012	Fiscal Year 2012
Revenue, net	$268,980	$304,118	$284,801	$306,759	$1,164,658
Cost of revenue, net	170,952	199,000	185,388	199,856	755,196
Gross profit	98,028	105,118	99,413	106,903	409,462
Net income	12,819	12,078	9,489	10,026	44,412
Earnings per share:
Basic	$0.11	$0.10	$0.08	$0.09	$0.39
Diluted	$0.11	$0.10	$0.08	$0.09	$0.39

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

Changes to Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of June 30, 2013.
The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cree, Inc.
We have audited Cree Inc.'s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Cree, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Cree, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cree, Inc. as of June 30, 2013 and June 24, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' equity for each of the three years in the period ended June 30, 2013 of Cree, Inc. and our report dated August 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, North Carolina
August 27, 2013

Item 9B. Other Information
Not applicable.

PART III

Certain information called for in Items 10, 11,12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2013.

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

2.1
Stock Purchase Agreement, dated as of August 17, 2011 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated August 17, 2011, as filed with the Securities and Exchange Commission on August 17, 2011)

3.1
Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2
Bylaws, as amended and restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

4.1
Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2
Amended and Restated Rights Agreement, dated April 24, 2012, between Cree, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated April 24, 2012, as filed with the Securities and Exchange Commission on April 26, 2012)

4.3
Amendment No. 1 to Amended and Restated Rights Agreement, dated as of January 29, 2013 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated January 29, 2013, as filed with the Securities and Exchange Commission on January 31, 2013)

10.1*
2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 23, 2012, as filed with the Securities and Exchange Commission on October 25, 2012)

10.2*
Addendum to Form of Master Stock Option Award Agreement Terms and Conditions for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.3*
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.4*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.5*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.6*
Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.7*
Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.8*
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.9*
Management Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 13, 2012, as filed with the Securities and Exchange Commission on August 17, 2012)

10.10*
Schedule of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011, as filed with the Securities and Exchange Commission on October 20, 2011)

10.11*
Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.12*
Amendment One to Non-Employee Director Stock Compensation and Deferral Program (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.13*
Notice of Grant to Charles M. Swoboda, dated August 13, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated August 13, 2012, as filed with the Securities and Exchange Commission on August 17, 2012)

10.14*
Notice of Grant to Charles M. Swoboda, dated November 28, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2012, as filed with the Securities and Exchange Commission on January 23, 2013)

10.15*
Master Performance Unit Award Agreement, dated August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.16*
Cree, Inc. Severance Plan for Section 16 Officers (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.17*
Change in Control Agreement for Chief Executive Officer, effective December 17, 2012, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.18*
Form of Cree, Inc. Change in Control Agreement for Section 16 Officers other than the Chief Executive Officer (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.19*
Form of Cree, Inc. Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.20*
Offer Letter Agreement executed August 16, 2011 between Cree, Inc. and Alan J. Ruud (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011, as filed with the Securities and Exchange Commission on October 20, 2011)

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

101
The following materials from Cree, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements

*	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREE, INC.
Date:	August 27, 2013

By:	/s/ CHARLES M. SWOBODA
Charles M. Swoboda
Chairman, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES M. SWOBODA	Chairman, Chief Executive Officer and President	August 27, 2013
Charles M. Swoboda

/s/ MICHAEL E. MCDEVITT	Executive Vice President and Chief Financial Officer	August 27, 2013
Michael E. McDevitt

/s/ CLYDE R. HOSEIN	Director	August 27, 2013
Clyde R. Hosein

/s/ ROBERT A. INGRAM	Director	August 27, 2013
Robert A. Ingram

/s/ FRANCO PLASTINA	Director	August 27, 2013
Franco Plastina

/s/ ALAN J. RUUD	Director	August 27, 2013
Alan J. Ruud

/s/ ROBERT L. TILLMAN	Director	August 27, 2013
Robert L. Tillman

/s/ HARVEY A. WAGNER	Director	August 27, 2013
Harvey A. Wagner

/s/ THOMAS H. WERNER	Director	August 27, 2013
Thomas H. Werner

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1
Stock Purchase Agreement, dated as of August 17, 2011 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated August 17, 2011, as filed with the Securities and Exchange Commission on August 17, 2011)

3.1
Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2
Bylaws, as amended and restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

4.1
Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2
Amended and Restated Rights Agreement, dated April 24, 2012, between Cree, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated April 24, 2012, as filed with the Securities and Exchange Commission on April 26, 2012)

4.3
Amendment No. 1 to Amended and Restated Rights Agreement, dated as of January 29, 2013 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated January 29, 2013, as filed with the Securities and Exchange Commission on January 31, 2013)

10.1*
2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 23, 2012, as filed with the Securities and Exchange Commission on October 25, 2012)

10.2*
Addendum to Form of Master Stock Option Award Agreement Terms and Conditions for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.3*
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.4*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.5*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.6*
Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.7*
Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.8*
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.9*
Management Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 13, 2012, as filed with the Securities and Exchange Commission on August 17, 2012)

10.10*
Schedule of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011, as filed with the Securities and Exchange Commission on October 20, 2011)

10.11*
Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.12*
Amendment One to Non-Employee Director Stock Compensation and Deferral Program (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.13*
Notice of Grant to Charles M. Swoboda, dated August 13, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated August 13, 2012, as filed with the Securities and Exchange Commission on August 17, 2012)

10.14*
Notice of Grant to Charles M. Swoboda, dated November 28, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2012, as filed with the Securities and Exchange Commission on January 23, 2013)

10.15*
Master Performance Unit Award Agreement, dated August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.16*
Cree, Inc. Severance Plan for Section 16 Officers (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.17*
Change in Control Agreement for Chief Executive Officer, effective December 17, 2012, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.18*
Form of Cree, Inc. Change in Control Agreement for Section 16 Officers other than the Chief Executive Officer (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.19*
Form of Cree, Inc. Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.20*
Offer Letter Agreement executed August 16, 2011 between Cree, Inc. and Alan J. Ruud (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011, as filed with the Securities and Exchange Commission on October 20, 2011)

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

101
The following materials from Cree, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements

*	Management contract or compensatory plan