Form 10-Q
period 2013-09-29
CREE INC
filed 2013-10-23
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 16, 2013, was 120,702,745.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended September 29, 2013

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
CONSOLIDATED BALANCE SHEETS

	September 29, 2013	June 30, 2013
	(unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$187,882	$190,069
Short-term investments	900,965	833,846
Total cash, cash equivalents and short-term investments	1,088,847	1,023,915
Accounts receivable, net	209,250	192,507
Inventories	217,307	197,001
Deferred income taxes	26,208	26,125
Prepaid expenses and other current assets	108,640	76,218
Total current assets	1,650,252	1,515,766
Property and equipment, net	550,121	542,833
Intangible assets, net	352,630	357,525
Goodwill	616,345	616,345
Other assets	23,795	19,941
Total assets	$3,193,143	$3,052,410
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$148,513	$121,441
Accrued salaries and wages	41,948	41,407
Income taxes payable	10,851	1,315
Other current liabilities	57,468	43,248
Total current liabilities	258,780	207,411
Long-term liabilities:
Deferred income taxes	25,720	25,504
Other long-term liabilities	27,886	12,843
Total long-term liabilities	53,606	38,347
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 29, 2013 and June 30, 2013; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 29, 2013 and June 30, 2013; 120,315 and 119,623 shares issued and outstanding at September 29, 2013 and June 30, 2013, respectively	149	148
Additional paid-in-capital	2,067,849	2,025,764
Accumulated other comprehensive income, net of taxes	9,766	8,244
Retained earnings	802,993	772,496
Total shareholders’ equity	2,880,757	2,806,652
Total liabilities and shareholders’ equity	$3,193,143	$3,052,410
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 29, 2013	September 23, 2012
	(In thousands, except per share amounts)
Revenue, net	$391,006	$315,753
Cost of revenue, net	240,249	199,704
Gross profit	150,757	116,049
Operating expenses:
Research and development	41,743	37,547
Sales, general and administrative	64,278	52,645
Amortization of acquisition-related intangibles	7,287	7,670
Loss on disposal or impairment of long-lived assets	657	898
Total operating expenses	113,965	98,760
Operating income	36,792	17,289
Non-operating income, net	2,818	3,385
Income before income taxes	39,610	20,674
Income tax expense	9,113	4,551
Net income	$30,497	$16,123
Earnings per share:
Basic	$0.26	$0.14
Diluted	$0.25	$0.14
Shares used in per share calculation:
Basic	119,564	115,539
Diluted	122,364	115,960
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	September 29, 2013	September 23, 2012
	(In thousands)
Net income	$30,497	$16,123
Other comprehensive income:
Currency translation gain, net of tax expense of $0 and $110, respectively	259	182
Net unrealized gain on available-for-sale securities, net of tax expense of $782 and $323, respectively	1,263	533
Other comprehensive income	1,522	715
Comprehensive income	$32,019	$16,838
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 29, 2013	September 23, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$30,497	$16,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,481	36,474
Stock-based compensation	14,578	12,485
Excess tax benefit from share-based payment arrangements	(5,666)	(42)
Loss on disposal or impairment of long-lived assets	657	898
Amortization of premium/discount on investments	2,435	2,264
Changes in operating assets and liabilities:
Accounts receivable	(16,613)	(10,054)
Inventories	(19,782)	9,002
Prepaid expenses and other assets	(36,998)	(3,030)
Accounts payable, trade	22,960	9,680
Accrued salaries and wages and other liabilities	37,687	11,886
Net cash provided by operating activities	69,236	85,686
Cash flows from investing activities:
Purchases of property and equipment	(33,680)	(12,597)
Purchases of available-for-sale investments	(196,312)	(179,601)
Proceeds from maturities of available-for-sale investments	116,510	78,504
Proceeds from sale of property and equipment	—	47
Proceeds from sale of available-for-sale investments	12,295	12,886
Purchases of patent and licensing rights	(4,769)	(5,548)
Net cash used in investing activities	(105,956)	(106,309)
Cash flows from financing activities:
Net proceeds from issuance of common stock	28,741	5,286
Excess tax benefit from share-based payment arrangements	5,666	42
Net cash provided by financing activities	34,407	5,328
Effects of foreign exchange changes on cash and cash equivalents	126	262
Net decrease in cash and cash equivalents	(2,187)	(15,033)
Cash and cash equivalents:
Beginning of period	190,069	178,885
End of period	$187,882	$163,852
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
The Company's LED products consist of LED components, LED chips and SiC materials. As LED technology improves, the Company believes the potential market for LED lighting will continue to expand. The Company's success in selling LED products depends upon the ability to offer innovative products and its ability to enable its customers to develop and market LED-based products that successfully compete and drive LED adoption against traditional lighting products.
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
The majority of the Company's products are manufactured at its production facilities located in North Carolina, Wisconsin and China. The Company also uses contract manufacturers for certain aspects of product fabrication, assembly and packaging. The Company operates research and development facilities in North Carolina, California, Wisconsin, India and China.

Cree, Inc. is a North Carolina corporation established in 1987 and is headquartered in Durham, North Carolina.
As of September 29, 2013, the Company has three reportable segments:

•	LED Products

•	Lighting Products

•	Power and RF Products

For financial results by reportable segment, please refer to Note 12 "Reportable Segments."
Basis of Presentation
The consolidated balance sheet at September 29, 2013, the consolidated statements of income for the three months ended September 29, 2013 and September 23, 2012, the consolidated statements of comprehensive income for the three months ended September 29, 2013 and September 23, 2012, and the consolidated statements of cash flows for the three months ended September 29, 2013 and September 23, 2012 (collectively, the consolidated financial statements) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at September 29, 2013, and for all periods presented, have been made. All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 30, 2013 has been derived from the audited financial statements as of that date.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (fiscal 2013). The results of operations for the three months ended September 29, 2013 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 29, 2014 (fiscal 2014).
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.
Certain fiscal 2013 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2014 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

New Accounting Standards

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. The ASU provides guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryfoward exists. The ASU generally provides that an entity's unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The ASU applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company early adopted this guidance beginning with the first quarter of fiscal 2014. The Company's adoption of this guidance did not have a significant impact on its consolidated financial statements.
Note 2.    Acquisitions
On August 17, 2011, the Company entered into a Stock Purchase Agreement with all of the shareholders of Ruud Lighting, Inc. (Ruud Lighting). Pursuant to the terms of the Stock Purchase Agreement and concurrently with the execution of the Stock Purchase Agreement, the Company acquired all of the outstanding share capital of Ruud Lighting in exchange for consideration consisting of 6.1 million shares of the Company's common stock valued at approximately $211.0 million and $372.2 million cash, subject to certain post-closing adjustments. Following the acquisition, the Company recorded certain post-closing purchase price adjustments resulting in a $2.3 million reduction to the purchase price and a total purchase price of approximately $666.0 million. See Note 11 “Commitments and Contingencies” for a discussion of the amounts receivable from the Stock Purchase Agreement escrow funds. The acquisition allowed the Company to expand its product portfolio into outdoor LED lighting.
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
The assets, liabilities and operating results of Ruud Lighting have been included in the Lighting Products segment of the Company’s consolidated financial statements from the date of acquisition and are reflected in all periods presented in the accompanying unaudited consolidated financial statements.

Note 3.    Financial Statement Details
Accounts receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	September 29, 2013	June 30, 2013
Billed trade receivables	$236,481	$220,307
Unbilled contract receivables	1,107	1,171
	237,588	221,478
Allowance for sales returns, discounts and other incentives	(25,568)	(26,500)
Allowance for bad debts	(2,770)	(2,471)
Total accounts receivable, net	$209,250	$192,507
Inventories
The following table summarizes the components of inventories (in thousands):

	September 29, 2013	June 30, 2013
Raw material	$68,779	$62,253
Work-in-progress	66,737	68,146
Finished goods	81,791	66,602
Total inventories	$217,307	$197,001
Other current liabilities
The following table summarizes the components of other current liabilities (in thousands):

	September 29, 2013	June 30, 2013
Accrued taxes	$28,780	$21,436
Accrued professional fees	6,390	4,493
Accrued warranty	5,040	5,259
Accrued other	17,258	12,060
Total other current liabilities	$57,468	$43,248
Accumulated other comprehensive income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	September 29, 2013	June 30, 2013
Currency translation gain	$8,751	$8,492
Net unrealized gain (loss) on available-for-sale securities	1,015	(248)
Total accumulated other comprehensive income, net of taxes	$9,766	$8,244

Non-operating income, net
The following table summarizes the components of non-operating income, net (in thousands):

	Three Months Ended
	September 29, 2013	September 23, 2012
Foreign currency gain (loss), net	$264	($173)
Gain on sale of investments, net	10	28
Interest income, net	2,341	1,792
Other, net	203	1,738
Total non-operating income, net	$2,818	$3,385
Reclassifications out of accumulated other comprehensive income
The following table summarizes the amounts reclassified out of accumulated other comprehensive income (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended
	September 29, 2013	September 23, 2012
Net unrealized gain on available-for-sale securities, net of tax expense
	$10	$28	Non-operating income, net
	10	28	Income before income taxes
	2	6	Income tax expense
	$8	$22	Net income
Note 4.    Investments
Short-term investments consist of municipal bonds, corporate bonds, non-U.S. certificates of deposit, U.S. agency securities and non-U.S. government securities. All marketable investments are classified as available-for-sale.

The following tables summarize marketable investments (in thousands):

	September 29, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$272,382	$1,255	($502)	$273,135
Corporate bonds	207,130	1,704	(1,049)	207,785
U.S. agency securities	31,222	226	—	31,448
Non-U.S. certificates of deposit	380,000	—	—	380,000
Non-U.S. government securities	8,587	12	(2)	8,597
Total	$899,321	$3,197	($1,553)	$900,965

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$250,206	$817	($1,314)	$249,709
Corporate bonds	192,147	1,678	(1,765)	192,060
U.S. agency securities	39,288	186	—	39,474
Non-U.S. certificates of deposit	345,000	—	—	345,000
Non-U.S. government securities	7,608	14	(19)	7,603
Total	$834,249	$2,695	($3,098)	$833,846
The following tables present the gross unrealized losses and estimated fair value of the Company's investment securities, aggregated by investment type and the length of time that individual investment securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	September 29, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$91,293	($502)	$—	$—	$91,293	($502)
Corporate bonds	86,129	(1,049)	—	—	86,129	(1,049)
Non-U.S. government securities	3,545	(2)	—	—	3,545	(2)
Total	$180,967	($1,553)	$—	$—	$180,967	($1,553)
Number of securities with an unrealized loss		95		—		95

	June 30, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$126,926	($1,314)	$—	$—	$126,926	($1,314)
Corporate bonds	102,010	(1,765)	—	—	102,010	(1,765)
Non-U.S. government securities	5,534	(19)	—	—	5,534	(19)
Total	$234,470	($3,098)	$—	$—	$234,470	($3,098)
Number of securities with an unrealized loss		123		—		123
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains from the sale of investments for the three months ended September 29, 2013 of approximately $10 thousand were included in

"Non-operating income, net" and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considers declines in its securities to be temporary in nature, and does not consider its securities to be impaired as of September 29, 2013 and June 30, 2013.
The contractual maturities of marketable investments as of September 29, 2013 were as follows (in thousands):

	September 29, 2013
	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$35,206	$237,929	$—	$—	$273,135
Corporate bonds	30,662	177,123	—	—	207,785
U.S. agency securities	4,042	27,406	—	—	31,448
Non-U.S. certificates of deposit	380,000	—	—	—	380,000
Non-U.S. government securities	5,599	2,998	—	—	8,597
Total	$455,509	$445,456	$—	$—	$900,965
Note 5.    Fair Value of Financial Instruments
Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is categorized into three levels based on the reliability of inputs as follows:

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of September 29, 2013, financial assets utilizing Level 1 inputs included money market funds. Financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, non-U.S. certificates of deposit, U.S. agency securities and non-U.S. government securities. Level 2 assets are valued using a third-party pricing services consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company does not have any significant financial assets requiring the use of Level 3 inputs. There were no transfers between Level 1 and Level 2 during the three months ended September 29, 2013.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	September 29, 2013				June 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Municipal bonds	$—	$—	$—	$—	$—	$2,009	$—	$2,009
Money market funds	13,903	—	—	13,903	12,589	—	—	12,589
Total cash equivalents	13,903	—	—	13,903	12,589	2,009	—	14,598
Short-term investments:
Municipal bonds	—	273,135	—	273,135	—	249,709	—	249,709
Corporate bonds	—	207,785	—	207,785	—	192,060	—	192,060
U.S. agency securities	—	31,448	—	31,448	—	39,474	—	39,474
Non-U.S. certificates of deposit	—	380,000	—	380,000	—	345,000	—	345,000
Non-U.S. government securities	—	8,597	—	8,597	—	7,603	—	7,603
Total short-term investments	—	900,965	—	900,965	—	833,846	—	833,846
Total assets	$13,903	$900,965	$—	$914,868	$12,589	$835,855	$—	$848,444

Note 6.    Intangible Assets
The following table presents the components of intangible assets, net (in thousands):

	September 29, 2013			June 30, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$137,440	($61,451)	$75,989	$137,440	($59,611)	$77,829
Developed technology	162,760	(58,424)	104,336	162,760	(53,476)	109,284
Non-compete agreements	10,244	(4,527)	5,717	10,244	(4,037)	6,207
Trade names, finite-lived	520	(499)	21	520	(493)	27
Patent and license rights	120,364	(36,677)	83,687	116,147	(34,849)	81,298
Total intangible assets with finite lives	431,328	(161,578)	269,750	427,111	(152,466)	274,645
Trade names, indefinite-lived	82,880		82,880	82,880		82,880
Total intangible assets	$514,208	($161,578)	$352,630	$509,991	($152,466)	$357,525
Total amortization of intangible assets recognized during the three months ended September 29, 2013 was $9.4 million. For the three months ended September 23, 2012, total amortization of intangible assets recognized was $9.2 million.

Total future amortization expense of definite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 29, 2014 (remainder of fiscal 2014)	$27,264
June 28, 2015	33,509
June 26, 2016	33,230
June 25, 2017	31,257
June 24, 2018	30,094
Thereafter	114,396
Total	$269,750
Note 7.    Shareholders’ Equity
As of September 29, 2013, pursuant to an extension of the stock repurchase program authorized by the Board of Directors, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $200.0 million for all purchases from June 20, 2013 through the expiration of the program on June 29, 2014. During the three months ended September 29, 2013, there were no repurchases of common stock by the Company under the share repurchase program.
Note 8.    Earnings Per Share
The following presents the computation of basic earnings per share (in thousands, except per share amounts):

	Three Months Ended
	September 29, 2013	September 23, 2012
Net income	$30,497	$16,123
Weighted average common shares	119,564	115,539
Basic earnings per share	$0.26	$0.14
The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended
	September 29, 2013	September 23, 2012
Net income	$30,497	$16,123
Weighted average common shares - basic	119,564	115,539
Dilutive effect of stock options, nonvested shares and ESPP purchase rights	2,800	421
Weighted average common shares - diluted	122,364	115,960
Diluted earnings per share	$0.25	$0.14
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three months ended September 29, 2013 and September 23, 2012, there were 1.1 million and 8.4 million, respectively, of potential common shares not included in the calculation of diluted earnings per share because their effect was anti-dilutive.
Note 9.   Stock-Based Compensation
The Company currently has one equity-based compensation plan, the 2004 Long-Term Incentive Compensation Plan, from which stock-based compensation awards can be granted to employees and directors. In addition, the Company has equity-based compensation plans that have been terminated so that no future grants can be made under these plans, but under which options are currently outstanding.
Prior to the first quarter of fiscal 2013, the Company’s stock-based awards had been service-based only.  Beginning in fiscal 2013, the Company issued grants of awards that also contain performance-based conditions.  Performance-based conditions are generally tied to future financial and/or operating performance of the Company. The compensation expense with respect to performance-based grants is recognized if the Company believes it is probable that the performance condition will be achieved. The Company reassesses the probability of the achievement of the performance condition at each reporting period, and adjusts the compensation expense for subsequent changes in the estimate or actual outcome.
The Company also has an Employee Stock Purchase Plan (ESPP) that provides employees with the opportunity to purchase common stock at a discount. The ESPP limits employee contributions to 15% of each employee’s compensation (as defined in the plan). The ESPP allows employees to purchase shares at a 15% discount to the fair market value of common stock on the purchase date during the twelve-month participation period, divided into two equal six-month purchase periods, and provides a look-back feature. At the end of each six-month period in April and October, employees participating in the plan purchase the Company's common stock through the ESPP at a 15% discount to the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The plan also provides for an automatic reset feature to start participants on a new twelve-month participation period if the stock price declines during the first six-month purchase period.
Stock Option Awards
The following table summarizes option activity during the three months ended September 29, 2013 (shares in thousands):

	Number of Shares	Weighted-Average Exercise Price
Outstanding at June 30, 2013	8,657	$35.67
Granted	2,792	54.86
Exercised	(767)	37.42
Forfeited or expired	(83)	34.16
Outstanding at September 29, 2013	10,599	$40.61
Restricted Stock Awards
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding under the Company’s 2004 Long-Term Incentive Compensation Plan as of September 29, 2013 and changes during the three months then ended, are as follows (in thousands, except per share data):

	Number of RSAs/RSUs	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2013	647	$33.80
Granted	512	54.60
Vested	(215)	33.79
Forfeited	(7)	35.45
Nonvested at September 29, 2013	937	$45.16
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

For RSAs and RSUs, the grant date fair value is based upon the market price of the Company’s common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.
Stock-based compensation expense is recognized net of estimated forfeitures such that expense is recognized only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	September 29, 2013	September 23, 2012
Income Statement Classification:
Cost of goods sold	$2,379	$2,284
Research and development	3,712	3,056
Sales, general and administrative	8,487	7,145
Total	$14,578	$12,485
Note 10.   Income Taxes
The variation between the Company's effective income tax rate and the U.S. statutory rate of 35% is due to a percentage of the Company's projected income for the full year being derived from international locations with lower tax rates than the U.S. and the impact of tax credits available in the current year. A change in the mix of pretax income of the Company's various tax jurisdictions can have a material impact on the Company's periodic effective tax rate.
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
As of June 30, 2013, the Company's liability for unrecognized tax benefits was $2.7 million. The Company recognized a $10.3 million increase to the liability for unrecognized tax benefits due to uncertainty regarding an application for a method of accounting change for tax purposes filed in August 2013. In addition, there was a $0.7 million decrease to the amount of unrecognized tax benefits following the settlement of prior year tax audits. As a result, the total liability for unrecognized tax benefits as of September 29, 2013 was $12.3 million. If any portion of this $12.3 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $1.4 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute requirements.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years ended June 28, 2009 and prior. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2010. For foreign purposes, the Company is generally no longer subject to examination for tax periods 2003 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment. The Company is currently under audit by the German Federal Central Tax Office for the fiscal year ended June 29, 2008 (fiscal 2008) through the fiscal year ended June 27, 2010 (fiscal 2010). During the first quarter of fiscal 2014, the Company settled its examination with the Hong Kong Inland Revenue Department for fiscal 2008 through fiscal 2010. This settlement resulted in the Company recognizing tax expense of $0.3 million in the first quarter of fiscal 2014, fully offset by a decrease to the amount of unrecognized tax benefits.

Note 11.    Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Three Months Ended
September 29, 2013
Balance at beginning of period	$6,171
Warranties accrued in current period	553
Changes in estimates for pre-existing warranties	(430)
Expenditures	(312)
Balance at end of period	$5,982
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The warranty reserves, which are primarily related to Lighting Products, are evaluated on a quarterly basis based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of September 29, 2013, $942 thousand of the Company's product warranty liabilities were classified as long-term.
Litigation
The Company is currently a party to various legal proceedings, including those described in the Company's Annual Report on Form 10-K for fiscal 2013. The following is provided as an update to the Company's legal proceedings as contained in that report. Unless otherwise indicated, the potential losses for claims against the Company in these matters are not reasonably estimable.
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
In September 2013, the Company and the Cooper Lighting and Illumination Management Solutions parties reached a binding term sheet agreement to settle all six cases. This non-cash settlement agreement provides for a royalty-free cross license of all of the patents-in-suit in the six cases for the life of the patents; a royalty-free cross license of each of the Company’s and Cooper Lighting’s LED luminaire patent portfolios for 7 years (with carve-outs of the Company’s LED chip, LED component and LED replacement lamp patents from the cross license, as well as carve-outs for certain LED luminaires of Cooper Lighting that are not for general illumination); and a supply agreement, with no minimum purchase commitment and with a 7 year term, whereby the Company may sell Cooper Lighting LED components and modules. The parties are negotiating the terms of the definitive agreements to effect this binding agreement. The Company recorded a $17.4 million non-cash litigation settlement charge in the first quarter of fiscal 2014, representing the current estimated fair value of the patent licenses to be provided to the Cooper Lighting and Illumination Management Solutions parties in excess of the fair value patent license rights to be received by the Company under the terms of the proposed cross license agreement. This $17.4 million obligation will be amortized into income over the reminder of the 7 year license period.
In conjunction with the September 2013 settlement with the Cooper Lighting and Illumination Management Solutions parties, the Company also recorded a $17.4 million offset to the non-cash litigation charge to reflect the amount receivable by the Company from the Stock Purchase Agreement escrow funds, including cash and common stock consideration, pursuant to a letter agreement approved by the Audit Committee, which the Company entered into during September 2013 with Christopher Ruud, acting as the Seller Representative for the former Ruud Lighting shareholders. The escrow consideration will be provided to the Company upon the execution of the final settlement agreement with the Cooper Lighting and Illumination Management Solutions parties.
The Fox Group Litigation
The Fox Group, Inc. filed a complaint for patent infringement against the Company in the U.S. District Court for the Eastern District of Virginia on June 29, 2010. The complaint, which sought injunctive relief and damages, asserted that the Company was infringing two U.S. patents relating to high quality silicon carbide material: No. 6,534,026, entitled "Low Defect Density Silicon Carbide" (the "'026 patent"); and No. 6,562,130, entitled "Low Defect Axially Grown Single Crystal Silicon Carbide" (the "'130 patent"). The district court granted summary judgment in favor of the Company in August 2011. The court determined that the Company did not infringe the '026 patent and that the claims of the '130 patent asserted against the Company are invalid. The Fox Group appealed the decision to the U.S. Court of Appeals for the Federal Circuit, which affirmed the judgment. The Fox Group's petition for a rehearing with the Federal Circuit was denied in February 2013 and the Fox Group filed a writ of certiorari with the U.S. Supreme Court in May 2013. The U.S. Supreme court denied the writ of certiorari on October 15, 2013, thereby exhausting the Fox Group’s appeals in this matter.

Note 12. Reportable Segments

The Company's operating and reportable segments are:

•	LED Products

•	Lighting Products

•	Power and RF Products
Reportable Segments Description
The Company's LED Products segment includes LED chips, LED components and SiC materials. The Company's Lighting Products segment consists of both LED and traditional lighting systems, with its primary focus on LED lighting. The Company's Power and RF Products segment includes power devices and RF devices.
Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three months ended September 29, 2013 and September 23, 2012. The Company's CODM is the Chief Executive Officer. The Company uses substantially the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
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
In order to determine gross profit for each reportable segment, the Company allocates direct costs and indirect costs to each segment's cost of revenue. The Company allocates indirect costs, such as employee benefits for manufacturing employees, shared facilities services, information technology, purchasing, and customer service, when the costs are identifiable and beneficial to the reportable segment. The Company allocates these indirect costs based on a reasonable measure of utilization that considers the specific facts and circumstances of the costs being allocated. Inventory is normally transferred between the Company's reportable segments at cost. However, due to the vertically-integrated nature of the Company's business and the fixed cost nature of the Company's manufacturing operations, the Company will apportion, as necessary, lower of cost or market write-downs on products among the segments involved in producing the products. The lower of cost or market write-down is apportioned based on each segment's proportional production cost and is reported as an increase to each segment's cost of revenue. The Company's CODM evaluates segment performance and resource allocation after apportionment of any lower of cost or market write-downs.
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

Revenues, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended
	September 29, 2013	September 23, 2012
Revenues:
LED Products	$218,023	$187,547
Lighting Products	147,918	108,073
Power and RF Products	25,065	20,133
Total revenue	$391,006	$315,753

Gross Profit and Gross Margin:
LED Products gross profit	$101,653	$75,467
LED Products gross margin	46.6%	40.2%
Lighting Products gross profit	39,818	34,100
Lighting Products gross margin	26.9%	31.6%
Power and RF Products gross profit	13,456	10,422
Power and RF Products gross margin	53.7%	51.8%
Total segment reporting	154,927	119,989
Unallocated costs	(4,170)	(3,940)
Consolidated gross profit	$150,757	$116,049
Consolidated gross margin	38.6%	36.8%

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information set forth in this Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All information contained in this report relative to future markets for our products and trends in and anticipated levels of revenue, gross margins and expenses, as well as other statements containing words such as “believe,” “project,” “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made, and except as required under the U.S. federal securities laws and the rules and regulations of the Securities and Exchange Commission (the SEC), we have no duty to update them if our views later change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A of this Quarterly Report.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2013. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
Reportable Segments
As of September 29, 2013, we have three reportable segments:

•	LED Products

•	Lighting Products

•	Power and RF Products

Reportable segments are components of an entity that have separate financial data that the entity's Chief Operating Decision Maker (CODM) regularly reviews when allocating resources and assessing performance. Our CODM is the Chief Executive Officer.
For financial results by reportable segment, please refer to Note 12 "Reportable Segments."
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:

•
Overall Demand for Products and Applications using LEDs. Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Although the market for LED lighting has grown in recent years, adoption of LEDs for general lighting is relatively new, still limited, and faces significant challenges before widespread adoption. Demand also fluctuates based on various market cycles, a continuously evolving LED industry supply chain, and demand dynamics in the market. These uncertainties make demand difficult to forecast for us and our customers.

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

•
Technological Innovation and Advancement. Innovations and advancements in LED, power and RF technologies continue to expand the potential commercial application for our products, particularly in the general illumination, power electronics and wireless markets. However, new technologies or standards could emerge, or improvements could be made in existing technologies, that could reduce or limit the demand for our products in certain markets.

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

Financial Results
The following is a summary of our financial results for the three months ended September 29, 2013:

•	Revenues increased to $391.0 million for the three months ended September 29, 2013 from $315.8 million for the three months ended September 23, 2012.

•
For the three months ended September 29, 2013, gross margins improved to 38.6% from 36.8% for the three months ended September 23, 2012. For the three months ended September 29, 2013, gross profit increased to $150.8 from $116.0 million for the three months ended September 23, 2012.

•
Operating income was $36.8 million in the three months ended September 29, 2013 compared to $17.3 million in the three months ended September 23, 2012. Net income per diluted share for the three months ended September 29, 2013 was $0.25 compared to $0.14 for the three months ended September 23, 2012.

•
Combined cash, cash equivalents and short-term investments increased to $1.1 billion at September 29, 2013 compared to $1.0 billion at June 30, 2013. Cash provided by operating activities was $69.2 million for the three months ended September 29, 2013, compared to $85.7 million for the three months ended September 23, 2012.

•	Inventory increased to $217.3 million at September 29, 2013 compared to $197.0 million at June 30, 2013.
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

•
Build the Cree brand. We are working to build the Cree brand in both the commercial and consumer lighting segments by expanding our product offerings and continuing to invest in marketing the value of the Cree LED bulb and LED lighting directly to the end user. The level of investment will vary from quarter to quarter to optimize new product introductions, utility rebates, channel opportunities and seasonal trends.

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

Results of Operations
The following table sets forth certain consolidated statement of income data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended
	September 29, 2013		September 23, 2012
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$391,006	100%	$315,753	100%
Cost of revenue, net	240,249	61%	199,704	63%
Gross profit	150,757	39%	116,049	37%
Research and development	41,743	11%	37,547	12%
Sales, general and administrative	64,278	16%	52,645	17%
Amortization of acquisition-related intangibles	7,287	2%	7,670	2%
Loss on disposal or impairment of long-lived assets	657	—%	898	—%
Operating income	36,792	9%	17,289	5%
Non-operating income, net	2,818	1%	3,385	1%
Income before income taxes	39,610	10%	20,674	7%
Income tax expense	9,113	2%	4,551	1%
Net income	$30,497	8%	$16,123	5%
Basic earnings per share	$0.26		$0.14
Diluted earnings per share	$0.25		$0.14

Revenues

Revenues for the three months ended September 29, 2013 and September 23, 2012 were comprised of the following (in thousands, except percentages):

	Three Months Ended
	September 29, 2013	September 23, 2012	Change
LED Products	$218,023	$187,547	$30,476	16%
Percent of revenue	56%	60%
Lighting Products	147,918	108,073	39,845	37%
Percent of revenue	38%	34%
Power and RF Products	25,065	20,133	4,932	24%
Percent of revenue	6%	6%
Total revenue	$391,006	$315,753	$75,253	24%
Our consolidated revenue increased 24% to $391.0 million in the first quarter of fiscal 2014 from $315.8 million in the first quarter of fiscal 2013. Revenue increased in all of our segments, with substantial increases in our Lighting Products and LED Products segments.
LED Products Segment Revenue
LED Products revenue represents the largest portion of our revenue with 56% and 60% of our total revenues for the first quarter of fiscal 2014 and fiscal 2013, respectively.
LED Products revenue increased 16% to $218.0 million in the first quarter of fiscal 2014 from $187.5 million in the first quarter of fiscal 2013. The increase in revenue was the result of an overall increase in the number of units sold, primarily from our newer products, partially offset by a decline in selling prices. The average selling prices for our LED products decreased in fiscal 2014 compared to fiscal 2013, due primarily to market downward pricing pressure and sales of new lower cost products.
Lighting Products Segment Revenue
Lighting Products revenue represents 38% and 34% of our total revenues for the first quarter of fiscal 2014 and fiscal 2013, respectively.
Lighting Products revenue increased 37% to $147.9 million in the first quarter of fiscal 2014 from $108.1 million in the first quarter of fiscal 2013. The increase in revenue was the result of an overall increase in the number of units sold. The increased volume was partially offset by a reduction in selling prices primarily due to sales of new lower cost products.
Power and RF Products Segment Revenue
Power and RF Products revenue represents 6% and 6% of our total revenues for the first quarter of fiscal 2014 and fiscal 2013, respectively.
Power and RF Products revenue increased 24% to $25.1 million in the first quarter of fiscal 2014 from $20.1 million in the first quarter of fiscal 2013. The increase in revenue was the result of higher sales of RF products in fiscal 2014 compared to fiscal 2013. The average selling prices for our power and RF products decreased in fiscal 2014 compared to fiscal 2013 due to a change in product mix.
Unallocated Revenue
All of our revenue is allocated to our reportable segments. Our CODM does not review inter-segment revenue when evaluating performance and allocating resources to each segment, and inter-segment revenue is not included in the segment revenues presented above. As such, total segment revenue in the table above is equal to our consolidated revenue.

Gross Profit and Gross Margin
Gross profit and gross margin for the three months ended September 29, 2013 and September 23, 2012 were comprised of the following (in thousands, except percentages):

	Three Months Ended
	September 29, 2013	September 23, 2012	Change
LED Products gross profit	$101,653	$75,467	$26,186	35%
LED Products gross margin	46.6%	40.2%
Lighting Products gross profit	39,818	34,100	5,718	17%
Lighting Products gross margin	26.9%	31.6%
Power and RF Products gross profit	13,456	10,422	3,034	29%
Power and RF Products gross margin	53.7%	51.8%
Unallocated costs	(4,170)	(3,940)	(230)	6%
Consolidated gross profit	$150,757	$116,049	$34,708	30%
Consolidated gross margin	38.6%	36.8%
Our consolidated gross profit increased 30% to $150.8 million in the first quarter of fiscal 2014 from $116.0 million in the first quarter of fiscal 2013. Our consolidated gross margin increased to 38.6% in the first quarter of fiscal 2014 from 36.8% in the first quarter of fiscal 2013.
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit increased 35% to $101.7 million in the first quarter of fiscal 2014 from $75.5 million in the first quarter of fiscal 2013 and gross margin increased to 46.6% in the first quarter of fiscal 2014 from 40.2% in the first quarter of fiscal 2013. LED Products gross profit and gross margin increased due to higher revenue, factory cost reductions, the introduction of new lower cost products and higher factory utilization. These benefits more than offset the decline in the average selling prices in fiscal 2014 as compared to fiscal 2013.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit increased 17% to $39.8 million in the first quarter of fiscal 2014 from $34.1 million in the first quarter of fiscal 2013. Lighting Products gross margin decreased to 26.9% in the first quarter of fiscal 2014 from 31.6% in the first quarter of fiscal 2013. Lighting Products gross profit increased due to growth in LED lighting products sales. Lighting Products gross margin decreased in the first quarter of fiscal 2014 primarily due to sales of our consumer LED bulb products, which had no sales in the first quarter of fiscal 2013, and which have gross margins at the lower end of the range of our Lighting Products segment products' gross margins.
Power and RF Products Segment Gross Profit and Gross Margin
Power and RF Products gross profit increased 29% to $13.5 million in the first quarter of fiscal 2014 from $10.4 million in the first quarter of fiscal 2013. Power and RF Products gross margin increased to 53.7% in the first quarter of fiscal 2014 from 51.8% in the first quarter of fiscal 2013. These gross profit and gross margin increases are due primarily to higher revenue, factory cost reductions, increased factory utilization and introduction of new lower cost products. These benefits more than offset the decline in the average selling prices in fiscal 2014 as compared to fiscal 2013.
Unallocated Costs
Unallocated costs were $4.2 million and $3.9 million in the first quarter of fiscal 2014 and 2013, respectively. These costs consist primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans, matching contributions under our 401(k) plan and acquisition related costs. These costs are not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources.
For further information on the allocation of costs to segment gross profit, refer to Note 12 "Reportable Segments" in our consolidated financial statements included in Item 1 of this Quarterly Report.

Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended
	September 29, 2013	September 23, 2012	Change
Research and development	$41,743	$37,547	$4,196	11%
Percent of revenues	11%	12%
Research and development expenses in the first quarter of fiscal 2014 increased 11% to $41.7 million from $37.5 million in the first quarter of fiscal 2013. The increase was primarily due to increased spending on research and development activities focused on new higher performance and lower cost LED chips, LED components, LED lighting products and Power and RF products. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities. We anticipate that in general our research and development expenses will continue to increase over time to support future growth.
Sales, General and Administrative
Sales, general and administrative expenses were comprised primarily of costs associated with our sales and marketing personnel and our executive and administrative personnel (for example, finance, human resources, information technology and legal) and consist of 1) salaries and related compensation costs, 2) consulting and other professional services (such as litigation and other outside legal counsel fees, audit and other compliance costs), 3) marketing and advertising expenses, 4) facilities and insurance costs and 5) travel and other costs. The following table sets forth our sales, general and administrative expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended
	September 29, 2013	September 23, 2012	Change
Sales, general and administrative	$64,278	$52,645	$11,633	22%
Percent of revenues	16%	17%
Sales, general and administrative expenses in the first quarter of fiscal 2014 increased 22% to $64.3 million from $52.6 million in the first quarter of fiscal 2013. This increase was primarily due to an increase in spending on sales and marketing for lighting products, including commissions, trade shows and advertising, as we continue to expand our direct sales resources and channels and invest in building and promoting the Cree brand.
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

Amortization of intangible assets related to our acquisitions is as follows (in thousands, except percentages):

	Three Months Ended
	September 29, 2013	September 23, 2012	Change
Ruud Lighting	$5,746	$5,693	$53	1%
COTCO	753	1,041	(288)	(28)%
LLF	750	750	—	—%
INTRINSIC	38	186	(148)	(80)%
Total	$7,287	$7,670	($383)	(5)%
Loss on Disposal or Impairment of Long-Lived Assets
We operate a capital intensive business. As such, we dispose of a certain level of our equipment in the normal course of business as our production process changes due to production improvement initiatives or product mix changes. Due to the risk of technological obsolescence or changes in our production process, we regularly review our equipment and capitalized patent costs for possible impairment. The following table sets forth our loss on disposal or impairment of long-lived assets (in thousands, except percentages):

	Three Months Ended
	September 29, 2013	September 23, 2012	Change
Loss on disposal or impairment of long-lived assets, net	$657	$898	($241)	(27)%
We recognized a net loss of $0.7 million on the disposal of long-lived assets in the first quarter of fiscal 2014 compared to a net loss of $0.9 million in the first quarter of fiscal 2013. This net loss resulted from the disposal of equipment due to manufacturing process changes and the abandonment of certain patent assets.
Non-Operating Income, Net
The following table sets forth our non-operating income, net (in thousands, except percentages):

	Three Months Ended
	September 29, 2013	September 23, 2012	Change
Foreign currency gain (loss), net	$264	($173)	$437	(253)%
Gain on sale of investments, net	10	28	(18)	(64)%
Interest income, net	2,341	1,792	549	31%
Other, net	203	1,738	(1,535)	(88)%
Total non-operating income, net	$2,818	$3,385	($567)	(17)%
We have no debt or active lines of credit and we are in a net interest income position. Our investments consist of municipal bonds, corporate bonds, non-U.S. certificates of deposit, U.S. agency securities and non-U.S. government securities. The primary objective of our investment policy is preservation of principal.
Foreign currency gain (loss), net. Foreign currency gain (loss), net consists primarily of remeasurement adjustments resulting from consolidating our international subsidiaries. The change in foreign currency gain (loss), net is primarily due to fluctuations in the exchange rate between Chinese Yuan and the United States Dollar.
Gain on sale of investments, net. Gain on sale of investments, net was $10 thousand in the first quarter of fiscal 2014 compared to $28 thousand in the first quarter of fiscal 2013.
Interest income, net. Interest income, net was $2.3 million in the first quarter of fiscal 2014 compared to $1.8 million in the first quarter of fiscal 2013. The increase in interest income was due to having higher invested cash and investment balances.

Other, net. Other, net was $0.2 million in the first quarter of fiscal 2014 compared to $1.7 million in the first quarter of fiscal 2013. The decrease for the first quarter of fiscal 2014 is due primarily to a onetime payment received in connection with the SemiLEDs patent litigation settlement which occurred in the first quarter of fiscal 2013.
Income Tax Expense
The following table sets forth our income tax expense in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended
	September 29, 2013	September 23, 2012	Change
Income tax expense	$9,113	$4,551	$4,562	100%
Effective tax rate	23.0%	22.0%

The variation between our effective income tax rate and the U.S. statutory rate of 35 percent is due to a percentage of our projected income for the full year being derived from international locations with lower tax rates than the U.S. and the impact of tax credits available in the current year. A change in the mix of pretax income of our various tax jurisdictions can have a material impact on our periodic effective tax rate.

We recognized income tax expense of $9.1 million for an effective tax rate of 23.0% in the first quarter of fiscal 2014 as compared to income tax expense of $4.6 million for an effective tax rate of 22.0% in the first quarter of fiscal 2013. The increase in our effective tax rate for the three month comparable period is due to a greater portion of our income being earned in higher tax jurisdictions.
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
Liquidity
Our liquidity and capital resources depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories, reduced by trade accounts payable, accrued salaries and wages, and other accrued expenses. Our working capital increased to $1.4 billion as of September 29, 2013 from $1.3 billion as of June 30, 2013, primarily due to $69 million cash provided by operating activities and $29 million cash provided by the net issuances of common stock from employee option exercises, which were partially offset by payments for patent and licensing rights and purchases of property and equipment of $38 million.

The following table presents the components of our cash conversion cycle for our first quarter of fiscal 2014 and fourth quarter of fiscal 2013:

	September 29, 2013	June 30, 2013	Change
Days of sales outstanding(a)	48	46	2	4%
Days of supply in inventory(b)	81	76	5	7%
Days in accounts payable(c)	(56)	(47)	(9)	19%
Cash conversion cycle	73	75	(2)	(3)%

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

The decrease in the cash conversion cycle was primarily driven by an increase in days in accounts payable, partially offset by an increase in days of inventory.
As of September 29, 2013, we had unrealized losses on our investments of $1.6 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at September 29, 2013 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of September 29, 2013.
Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Three Months Ended
	September 29, 2013	September 23, 2012	Change
Cash provided by operating activities	$69,236	$85,686	($16,450)	(19)%
Cash used in investing activities	(105,956)	(106,309)	353	—%
Cash provided by financing activities	34,407	5,328	29,079	546%
Effects of foreign exchange changes	126	262	(136)	(52)%
Net decrease in cash and cash equivalents	($2,187)	($15,033)	$12,846	(85)%

The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities was $69.2 million in the first three months of fiscal 2014 compared to $85.7 million for the first three months of fiscal 2013. The decrease was primarily due to an increase in our working capital balances, partially offset by higher year-over-year net income in the first three months of fiscal 2014 compared to the same period of fiscal 2013.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our investments, strategic acquisitions, purchase of property, plant and equipment and payments for patent and license rights. Net cash used in investing activities was $106.0 million compared to $106.3 million for the first three months of fiscal 2013. In the first three months of fiscal 2014, our purchases of property and equipment were $33.7 million as compared to $12.6 million for the first three months of fiscal 2013. This increase was offset by lower net purchases of investments in the first three months of fiscal 2014 compared to the same period of fiscal 2013.
We continue to actively manage our capital spending. For fiscal 2014, we target approximately $120.0 million of capital investment to support our strategic priorities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $34.4 million for the first three months of fiscal 2014 and $5.3 million for the first three months of fiscal 2013. For the first three months of fiscal 2014 and fiscal 2013, our financing activities primarily consisted of proceeds of $34.4 million and $5.3 million, respectively, from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 29, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, in the section entitled “Contractual Obligations” for the future minimum lease payments due under our operating leases as of June 30, 2013. There have been no significant changes to the contractual obligations discussed therein.
Critical Accounting Policies and Estimates
For information about our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.
New Accounting Standards
See Note 1, “Basis of Presentation and Changes in Significant Accounting Policies,” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for a description of new accounting standards, including the effects, if any, on our consolidated financial statements.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There have been no material changes to the amounts presented therein.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 11, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
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
Our future success may depend on our ability to develop new, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development, introduction and acceptance of new products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions for market requirements beyond near term visibility;

•	our ability to predict, influence, and/or react to evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs;

•	our ability to effectively transfer products and technology from development to manufacturing;

•	our customers' ability to develop competitive products incorporating our products; and

•	acceptance of our customers' products by the market.
If any of these or other similar factors becomes problematic, we may not be able to develop and introduce these new products in a timely or cost-effective manner.

If we are unable to effectively develop, manage and expand our sales and distribution channels for our products, our operating results may suffer.
We have expanded into business channels that are different from those in which we have historically operated as we grow our business and sell more LED and lighting products. Lighting sales agents have in the past and may in the future choose to drop our product lines from their portfolio to avoid losing access to our competitors' lighting products, resulting in a disruption in the project pipeline and lower than targeted sales for our lighting products. If we are unable to effectively penetrate these channels or develop alternate channels to ensure our products are reaching the appropriate customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the timeline established by our customers.
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
Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Although the market for LED lighting has grown rapidly in recent years, adoption of LEDs for general lighting is relatively new, still limited and faces significant challenges before widespread adoption. In order to manage our growth and business strategy effectively in light of uncertainty related to the pace of adoption, we must continue to:

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
The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture and sell LED chips and LED components. In the lighting market, we compete with companies that manufacture and sell traditional and LED lighting products, many of which have larger and more established sales channels. Competitors continue to offer new products with aggressive pricing and improved performance. Competitive pricing pressures may change and could accelerate the rate of decline of our average sales prices.
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
Changes in governmental budget priorities could adversely affect our business and results of operations.  U.S. and foreign government agencies have purchased products directly from us and products from our customers, and U.S. government agencies have historically funded a portion of our research and development activities.  When the government changes budget priorities, such as in times of war or financial crisis, our research and development funding and our product sales to government entities and government-funded customers are at risk.  For example, demand and payment for our products and our customers' products may be affected by public sector budgetary cycles, funding authorizations, or utility rebates. Funding reductions or delays could negatively impact demand for our products. If government or utility funding is discontinued or significantly reduced, our business and results of operations could be adversely affected.
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
We are often involved in litigation, primarily patent litigation, as described in more detail in Note 12 "Commitments and Contingencies" to our consolidated financial statements included in "Item 8, Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for fiscal 2013 and in Note 11, "Commitments and Contingencies," to our unaudited financial statements in Part I, Item 1 of this Quarterly Report. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Policies and Estimates” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for fiscal 2013). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the first quarter of fiscal 2014. The following table summarizes our stock repurchase activity for the first quarter of fiscal 2014 (in thousands, except per share data):

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as a part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program (2)
July 1, 2013 to July 28, 2013	—	$—	—	$200,000
July 29, 2013 to August 25, 2013	—	—	—	200,000
August 26, 2013 to September 29, 2013	76	55.49	—	200,000
Total	76	$55.49	—	$200,000

(1) Represents shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.
(2) On January 18, 2001, we announced the authorization by our Board of Directors of a program to repurchase shares of our outstanding common stock. Several times since then, the Board of Directors has renewed the program and increased the number of shares that can be repurchased under the program. As of September 29, 2013, pursuant to an extension of the stock repurchase program by the Board of Directors, we are authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 20, 2013 through the June 29, 2014 expiration of the program. During the three months ended September 29, 2013, we repurchased zero shares of common stock under the repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 30, 2013, filed with the Securities and Exchange Commission on September 5, 2013)

10.2
Notice of Grant to Charles M. Swoboda, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 30, 2013, filed with the Securities and Exchange Commission on September 5, 2013)

10.3
Notice of Grant to Michael E. McDevitt, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated August 30, 2013, filed with the Securities and Exchange Commission on September 5, 2013)

10.4
Notice of Grant to Norbert W. G. Hiller, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 30, 2013, filed with the Securities and Exchange Commission on September 5, 2013)

10.5
Notice of Grant to Tyrone D. Mitchell, Jr., dated August 30, 2013 (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated August 30, 2013, filed with the Securities and Exchange Commission on September 5, 2013)

10.6
Form of Master Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, dated August 30, 2013, filed with the Securities and Exchange Commission on September 5, 2013)

10.7	Form of Stock Unit Award Agreement (Time-Based)
10.8	Form of Stock Unit Award Agreement (Performance-Based)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

October 23, 2013

/s/ MICHAEL E. MCDEVITT
Michael E. McDevitt
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 30, 2013, filed with the Securities and Exchange Commission on September 5, 2013)

10.2
Notice of Grant to Charles M. Swoboda, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 30, 2013, filed with the Securities and Exchange Commission on September 5, 2013)

10.3
Notice of Grant to Michael E. McDevitt, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated August 30, 2013, filed with the Securities and Exchange Commission on September 5, 2013)

10.4
Notice of Grant to Norbert W. G. Hiller, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 30, 2013, filed with the Securities and Exchange Commission on September 5, 2013)

10.5
Notice of Grant to Tyrone D. Mitchell, Jr., dated August 30, 2013 (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated August 30, 2013, filed with the Securities and Exchange Commission on September 5, 2013)

10.6
Form of Master Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, dated August 30, 2013, filed with the Securities and Exchange Commission on September 5, 2013)

10.7	Form of Stock Unit Award Agreement (Time-Based)
10.8	Form of Stock Unit Award Agreement (Performance-Based)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements