Form 10-Q
period 2013-12-29
CREE INC
filed 2014-01-22
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2013
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 15, 2014, was 121,670,615.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended December 29, 2013

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
CONSOLIDATED BALANCE SHEETS

	December 29, 2013	June 30, 2013
	(unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$269,388	$190,069
Short-term investments	915,063	833,846
Total cash, cash equivalents and short-term investments	1,184,451	1,023,915
Accounts receivable, net	213,536	192,507
Inventories	234,455	197,001
Deferred income taxes	25,912	26,125
Prepaid expenses and other current assets	75,603	76,218
Total current assets	1,733,957	1,515,766
Property and equipment, net	569,162	542,833
Intangible assets, net	348,079	357,525
Goodwill	616,345	616,345
Other assets	49,114	19,941
Total assets	$3,316,657	$3,052,410
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$166,740	$121,441
Accrued salaries and wages	46,962	41,407
Income taxes payable	10,093	1,315
Other current liabilities	51,248	43,248
Total current liabilities	275,043	207,411
Long-term liabilities:
Deferred income taxes	27,244	25,504
Other long-term liabilities	45,409	12,843
Total long-term liabilities	72,653	38,347
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 29, 2013 and June 30, 2013; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at December 29, 2013 and June 30, 2013; 121,613 and 119,623 shares issued and outstanding at December 29, 2013 and June 30, 2013, respectively	151	148
Additional paid-in-capital	2,128,563	2,025,764
Accumulated other comprehensive income, net of taxes	10,089	8,244
Retained earnings	830,158	772,496
Total shareholders’ equity	2,968,961	2,806,652
Total liabilities and shareholders’ equity	$3,316,657	$3,052,410
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(In thousands, except per share amounts)
Revenue, net	$415,086	$346,286	$806,092	$662,039
Cost of revenue, net	259,308	212,810	499,557	412,514
Gross profit	155,778	133,476	306,535	249,525
Operating expenses:
Research and development	44,436	39,941	86,179	77,488
Sales, general and administrative	67,943	60,100	132,221	112,745
Amortization of acquisition-related intangibles	7,256	7,719	14,543	15,389
Loss on disposal or impairment of long-lived assets	760	624	1,417	1,522
Total operating expenses	120,395	108,384	234,360	207,144
Operating income	35,383	25,092	72,175	42,381
Non-operating income, net	3,403	2,481	6,221	5,866
Income before income taxes	38,786	27,573	78,396	48,247
Income tax expense	3,105	7,170	12,218	11,721
Net income	$35,681	$20,403	$66,178	$36,526
Earnings per share:
Basic	$0.30	$0.18	$0.55	$0.32
Diluted	$0.29	$0.18	$0.54	$0.31
Weighted average shares used in per share calculation:
Basic	120,932	115,965	120,248	115,760
Diluted	123,204	116,410	122,821	116,249
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(In thousands)
Net income	$35,681	$20,403	$66,178	$36,526
Other comprehensive income:
Currency translation (loss) gain, net of tax benefit (expense) of $0, $20, $0 and ($91), respectively	(125)	(33)	135	149
Net unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit of ($283), $376, ($1,065) and $54, respectively	447	(617)	1,710	(83)
Other comprehensive income (loss)	322	(650)	1,845	66
Comprehensive income	$36,003	$19,753	$68,023	$36,592
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 29, 2013	December 30, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$66,178	$36,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,611	76,395
Stock-based compensation	30,250	27,029
Excess tax benefit from share-based payment arrangements	(14,853)	(117)
Loss on disposal or impairment of long-lived assets	1,417	1,522
Amortization of premium/discount on investments	5,043	4,744
Changes in operating assets and liabilities:
Accounts receivable	(21,029)	7,683
Inventories	(36,632)	3,854
Prepaid expenses and other assets	(6,148)	(3,644)
Accounts payable, trade	40,501	14,581
Accrued salaries and wages and other liabilities	23,649	9,721
Net cash provided by operating activities	167,987	178,294
Cash flows from investing activities:
Purchases of property and equipment	(83,450)	(30,430)
Purchases of available-for-sale investments	(346,799)	(364,027)
Proceeds from maturities of available-for-sale investments	251,020	194,754
Proceeds from sale of property and equipment	94	301
Proceeds from sale of available-for-sale investments	12,295	23,825
Purchases of patent and licensing rights	(10,046)	(10,021)
Net cash used in investing activities	(176,886)	(185,598)
Cash flows from financing activities:
Net proceeds from issuance of common stock	73,079	8,177
Excess tax benefit from share-based payment arrangements	14,853	117
Repurchases of common stock	(107)	(638)
Net cash provided by financing activities	87,825	7,656
Effects of foreign exchange changes on cash and cash equivalents	393	371
Net increase in cash and cash equivalents	79,319	723
Cash and cash equivalents:
Beginning of period	190,069	178,885
End of period	$269,388	$179,608
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
The Company's LED products consist of LED components, LED chips and SiC materials. As LED technology improves, the Company believes the potential market for LED lighting will continue to expand. The Company's success in selling LED products depends upon the ability to offer innovative products and its ability to enable its customers to develop and market LED-based products that successfully compete against other LED-based products and drive LED adoption against traditional lighting products.
The Company's lighting products consist of both LED and traditional lighting systems. The Company designs, manufactures and sells lighting fixtures and lamps for the commercial, industrial and consumer markets.
In addition, the Company develops, manufactures and sells power and RF devices. The Company's power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. The Company's RF devices are made from GaN and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or GaAs.
The majority of the Company's products are manufactured at its production facilities located in North Carolina, Wisconsin and China. The Company also uses contract manufacturers for certain aspects of product fabrication, assembly and packaging. The Company operates research and development facilities in North Carolina, California, Wisconsin, India and China (including Hong Kong).

Cree, Inc. is a North Carolina corporation established in 1987 and is headquartered in Durham, North Carolina.
As of December 29, 2013, the Company has three reportable segments:

•	LED Products

•	Lighting Products

•	Power and RF Products

For financial results by reportable segment, please refer to Note 12 "Reportable Segments."
Basis of Presentation
The consolidated balance sheet at December 29, 2013, the consolidated statements of income for the three and six months ended December 29, 2013 and December 30, 2012, the consolidated statements of comprehensive income for the three and six months ended December 29, 2013 and December 30, 2012, and the consolidated statements of cash flows for the six months ended December 29, 2013 and December 30, 2012 (collectively, the consolidated financial statements) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at December 29, 2013, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 30, 2013 has been derived from the audited financial statements as of that date. The three and six month periods ended December 29, 2013 include one less week as compared to the three and six month periods ended December 30, 2012.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (fiscal 2013). The results of operations for the three and six months ended December 29, 2013 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 29, 2014 (fiscal 2014).
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

Note 3.    Financial Statement Details
Accounts receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	December 29, 2013	June 30, 2013
Billed trade receivables	$244,136	$220,307
Unbilled contract receivables	1,282	1,171
	245,418	221,478
Allowance for sales returns, discounts and other incentives	(28,849)	(26,500)
Allowance for bad debts	(3,033)	(2,471)
Total accounts receivable, net	$213,536	$192,507
Inventories
The following table summarizes the components of inventories (in thousands):

	December 29, 2013	June 30, 2013
Raw material	$79,602	$62,253
Work-in-progress	71,432	68,146
Finished goods	83,421	66,602
Total inventories	$234,455	$197,001
Other current liabilities
The following table summarizes the components of other current liabilities (in thousands):

	December 29, 2013	June 30, 2013
Accrued taxes	$21,533	$21,436
Accrued professional fees	6,340	4,493
Accrued warranty	5,294	5,259
Accrued other	18,081	12,060
Total other current liabilities	$51,248	$43,248
Accumulated other comprehensive income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	December 29, 2013	June 30, 2013
Currency translation gain	$8,627	$8,492
Net unrealized gain (loss) on available-for-sale securities	1,462	(248)
Total accumulated other comprehensive income, net of taxes	$10,089	$8,244

Non-operating income, net
The following table summarizes the components of non-operating income, net (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Foreign currency gain, net	$213	$301	$477	$128
Gain on sale of investments, net	—	8	10	36
Interest income, net	2,806	1,946	5,147	3,738
Other, net	384	226	587	1,964
Total non-operating income, net	$3,403	$2,481	$6,221	$5,866
Reclassifications out of accumulated other comprehensive income
The following table summarizes the amounts reclassified out of accumulated other comprehensive income (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement of Income
	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net unrealized gain on available-for-sale securities, net of tax expense
	$—	$8	$10	$36	Non-operating income, net
	—	8	10	36	Income before income taxes
	—	2	2	9	Income tax expense
	$—	$6	$8	$27	Net income
Note 4.    Investments
Short-term investments consist of municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. All marketable investments are classified as available-for-sale.

The following tables summarize marketable investments (in thousands):

	December 29, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$278,331	$1,604	($151)	$279,784
Corporate bonds	208,636	1,660	(957)	209,339
U.S. agency securities	31,157	199	—	31,356
Non-U.S. certificates of deposit	386,000	—	—	386,000
Non-U.S. government securities	8,566	20	(2)	8,584
Total	$912,690	$3,483	($1,110)	$915,063

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$250,206	$817	($1,314)	$249,709
Corporate bonds	192,147	1,678	(1,765)	192,060
U.S. agency securities	39,288	186	—	39,474
Non-U.S. certificates of deposit	345,000	—	—	345,000
Non-U.S. government securities	7,608	14	(19)	7,603
Total	$834,249	$2,695	($3,098)	$833,846
The following tables present the gross unrealized losses and estimated fair value of the Company's investment securities, aggregated by investment type and the length of time that individual investment securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	December 29, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$46,896	($151)	$—	$—	$46,896	($151)
Corporate bonds	73,821	(906)	2,967	(51)	76,788	(957)
Non-U.S. government securities	2,034	(2)	—	—	2,034	(2)
Total	$122,751	($1,059)	$2,967	($51)	$125,718	($1,110)
Number of securities with an unrealized loss		61		2		63

	June 30, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$126,926	($1,314)	$—	$—	$126,926	($1,314)
Corporate bonds	102,010	(1,765)	—	—	102,010	(1,765)
Non-U.S. government securities	5,534	(19)	—	—	5,534	(19)
Total	$234,470	($3,098)	$—	$—	$234,470	($3,098)
Number of securities with an unrealized loss		123		—		123
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains from the sale of investments for the six months ended December 29, 2013 of approximately $10 thousand were included in "Non-

operating income, net" and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considers declines in its securities to be temporary in nature, and does not consider its securities to be impaired as of December 29, 2013 and June 30, 2013.
The contractual maturities of marketable investments as of December 29, 2013 were as follows (in thousands):

	December 29, 2013
	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$58,779	$221,005	$—	$—	$279,784
Corporate bonds	36,499	172,840	—	—	209,339
U.S. agency securities	12,110	19,246	—	—	31,356
Non-U.S. certificates of deposit	386,000	—	—	—	386,000
Non-U.S. government securities	5,574	3,010	—	—	8,584
Total	$498,962	$416,101	$—	$—	$915,063
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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of December 29, 2013, financial assets utilizing Level 1 inputs included money market funds. Financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. Level 2 assets are valued using a third-party pricing services consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company does not have any significant financial assets requiring the use of Level 3 inputs. There were no transfers between Level 1 and Level 2 during the six months ended December 29, 2013.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	December 29, 2013				June 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Non-U.S. certificates of deposit	$—	$25,063	$—	$25,063	$—	$—	$—	$—
Municipal bonds	—	—	—	—	—	2,009	—	2,009
Money market funds	34,818	—	—	34,818	12,589	—	—	12,589
Total cash equivalents	34,818	25,063	—	59,881	12,589	2,009	—	14,598
Short-term investments:
Municipal bonds	—	279,784	—	279,784	—	249,709	—	249,709
Corporate bonds	—	209,339	—	209,339	—	192,060	—	192,060
U.S. agency securities	—	31,356	—	31,356	—	39,474	—	39,474
Non-U.S. certificates of deposit	—	386,000	—	386,000	—	345,000	—	345,000
Non-U.S. government securities	—	8,584	—	8,584	—	7,603	—	7,603
Total short-term investments	—	915,063	—	915,063	—	833,846	—	833,846
Total assets	$34,818	$940,126	$—	$974,944	$12,589	$835,855	$—	$848,444

Note 6.    Intangible Assets
The following table presents the components of intangible assets, net (in thousands):

	December 29, 2013			June 30, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$137,440	($63,291)	$74,149	$137,440	($59,611)	$77,829
Developed technology	162,760	(63,342)	99,418	162,760	(53,476)	109,284
Non-compete agreements	10,244	(5,017)	5,227	10,244	(4,037)	6,207
Trade names, finite-lived	520	(504)	16	520	(493)	27
Patent and license rights	124,865	(38,476)	86,389	116,147	(34,849)	81,298
Total intangible assets with finite lives	435,829	(170,630)	265,199	427,111	(152,466)	274,645
Trade names, indefinite-lived	82,880		82,880	82,880		82,880
Total intangible assets	$518,709	($170,630)	$348,079	$509,991	($152,466)	$357,525
Total amortization of intangible assets recognized during the three and six months ended December 29, 2013 was $9.4 million and $18.8 million, respectively. For the three and six months ended December 30, 2012, total amortization of intangible assets recognized was $9.5 million and $18.7 million, respectively.

Total future amortization expense of definite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 29, 2014 (remainder of fiscal 2014)	$18,251
June 28, 2015	33,829
June 26, 2016	33,545
June 25, 2017	31,566
June 24, 2018	30,400
Thereafter	117,608
Total	$265,199
Note 7.    Shareholders’ Equity
As of December 29, 2013, pursuant to an extension of the stock repurchase program authorized by the Board of Directors, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $200.0 million for all purchases from June 20, 2013 through the expiration of the program on June 29, 2014. During the six months ended December 29, 2013, there were no repurchases of common stock by the Company under the share repurchase program.
Note 8.    Earnings Per Share
The following presents the computation of basic earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net income	$35,681	$20,403	$66,178	$36,526
Weighted average common shares	120,932	115,965	120,248	115,760
Basic earnings per share	$0.30	$0.18	$0.55	$0.32
The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net income	$35,681	$20,403	$66,178	$36,526
Weighted average common shares - basic	120,932	115,965	120,248	115,760
Dilutive effect of stock options, nonvested shares and ESPP purchase rights	2,272	445	2,573	489
Weighted average common shares - diluted	123,204	116,410	122,821	116,249
Diluted earnings per share	$0.29	$0.18	$0.54	$0.31
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three and six months ended December 29, 2013, there were 3.1 million and 2.1 million, respectively, of potential common shares not included in the calculation of diluted earnings per share because their effect was anti-dilutive. For the three and six months December 30, 2012, there were 10.2 million and 9.1 million, respectively, of potential common shares not included in the calculation of diluted earnings per share because their effect was anti-dilutive.
Note 9.   Stock-Based Compensation
Prior to the second quarter of fiscal 2014, the Company had one equity-based compensation plan, the 2004 Long-Term Incentive Compensation Plan (2004 LTIP), from which stock-based compensation awards could be granted to employees and directors. The Company’s 2013 Long-Term Incentive Compensation Plan (2013 LTIP) became effective in the second quarter of fiscal 2014, and replaced the 2004 LTIP as the sole plan for providing stock-based compensation awards to employees and directors on January 1, 2014. Outstanding awards under the 2004 LTIP will continue to be governed by the 2004 LTIP. In addition, the Company has equity-based compensation plans that have been terminated so that no future grants can be made under these plans, but under which options are currently outstanding.
Prior to fiscal 2013, the Company’s stock-based awards had been service-based only.  Beginning in fiscal 2013, the Company issued grants of awards that also contain performance-based conditions.  Performance-based conditions are generally tied to future financial and/or operating performance of the Company. The compensation expense with respect to performance-based grants is recognized if the Company believes it is probable that the performance condition will be achieved. The Company reassesses the probability of the achievement of the performance condition at each reporting period, and adjusts the compensation expense for subsequent changes in the estimate or actual outcome.
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
Stock Option Awards
The following table summarizes option activity during the six months ended December 29, 2013 (shares in thousands):

	Number of Shares	Weighted-Average Exercise Price
Outstanding at June 30, 2013	8,657	$35.67
Granted	2,870	55.03
Exercised	(1,795)	36.57
Forfeited or expired	(158)	38.64
Outstanding at December 29, 2013	9,574	$41.26
Restricted Stock Awards
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding under the Company’s 2004 LTIP as of December 29, 2013 and changes during the six months then ended, are as follows (in thousands, except per share data):

	Number of RSAs/RSUs	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2013	647	$33.80
Granted	516	54.62
Vested	(250)	32.95
Forfeited	(7)	35.45
Nonvested at December 29, 2013	906	$45.88
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
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Income Statement Classification:
Cost of goods sold	$2,849	$2,257	$5,228	$4,541
Research and development	3,829	3,947	7,541	7,003
Sales, general and administrative	8,994	8,340	17,481	15,485
Total	$15,672	$14,544	$30,250	$27,029
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
During the second quarter of fiscal 2014, the Company was notified by the Internal Revenue Service that it had been allocated up to $30 million of federal tax credits as part of the American Recovery and Reinvestment Act of 2009 - Phase II (Internal Revenue Code Section 48C). This $30 million allocation is in addition to the $39 million previously allocated to the Company in the third quarter of fiscal 2010. The $30 million allocation was based upon the Company's plan to place into service approximately $100 million of qualified equipment at its U.S. manufacturing locations from fiscal 2013 through fiscal 2017. Property placed into service during fiscal 2013 generated $15 million of the potential $30 million Internal Revenue Code Section 48C credit. The Company anticipates that the remaining $15 million Internal Revenue Code Section 48C credit will be generated during fiscal 2014. The tax benefit (net of related basis adjustments) will be amortized into income over the useful life (five years) of the underlying equipment that was placed in service to generate these credits. In fiscal 2014, the Company anticipates it will recognize an income tax benefit of approximately $5.2 million related to this award; of this amount, $3.7 million has been recorded as a tax benefit in the second quarter of fiscal 2014.
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
As of June 30, 2013, the Company's liability for unrecognized tax benefits was $2.7 million. The Company recognized an $18.0 million increase to the liability for unrecognized tax benefits due to uncertainty regarding a change in tax depreciation methodology adopted in the first quarter of fiscal 2014. In addition, there was a $0.7 million decrease to the amount of unrecognized tax benefits following the settlement of prior year tax audits. As a result, the total liability for unrecognized tax benefits as of December 29, 2013 was $20.0 million. If any portion of this $20.0 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $1.4 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute requirements.
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
Note 11.    Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Six Months Ended
December 29, 2013
Balance at beginning of period	$6,171
Warranties accrued in current period	1,249
Changes in estimates for pre-existing warranties	907
Expenditures	(2,037)
Balance at end of period	$6,290
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The warranty reserves, which are primarily related to Lighting Products, are evaluated on a quarterly basis based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of December 29, 2013, $996 thousand of the Company's product warranty liabilities were classified as long-term.
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
In September 2013, the Company and the Cooper Lighting and Illumination Management Solutions parties reached a binding term sheet agreement to settle all six cases. This non-cash settlement agreement provides for a royalty-free cross license of all of the patents-in-suit in the six cases for the life of the patents; a royalty-free cross license of each of the Company’s and Cooper Lighting’s LED luminaire patent portfolios for seven years (with carve-outs of the Company’s LED chip, LED component and LED replacement lamp patents from the cross license, as well as carve-outs for certain LED luminaires of Cooper Lighting that are not for general illumination); and a supply agreement, with no minimum purchase commitment and with a seven year term, whereby the Company may sell Cooper Lighting LED components and modules. The parties are negotiating the terms of the definitive agreements to effect this binding agreement. The Company recorded a $17.4 million non-cash litigation settlement charge in the first quarter of fiscal 2014, representing the current estimated fair value of the patent licenses to be provided to the Cooper Lighting and Illumination Management Solutions parties in excess of the fair value patent license rights to be received by the Company under the terms of the proposed cross license agreement. This $17.4 million obligation will be amortized into income over the remainder of the seven year license period.
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
Dynacraft Industries Litigation
On April 29, 2009, Dynacraft Industries Sdn Bhd commenced an action against the Company and Cree Malaysia Sdn Bhd, a subsidiary of the Company, in Malaysia in a filing with the High Court of Malaysia at Pulau Pinang (Penang). The statement of claim alleged that the Cree defendants breached an agreement to purchase from Dynacraft certain real property in Malaysia for a contract price of 38,000,000 Malaysia ringgit (approximately $12 million) and sought an award of damages in an unspecified amount. The Cree defendants filed defenses denying liability for damages. The case was tried before a judge and on November 28, 2012 and all claims against the Cree defendants were dismissed. Dynacraft initially filed a notice of appeal, which Dynacraft then dismissed in December 2013, thereby exhausting Dynacraft’s appeals in this matter.

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
Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three and six months ended December 29, 2013 and December 30, 2012. The Company's CODM is the Chief Executive Officer. The Company uses substantially the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
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
Unallocated costs in the table below consist primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans, matching contributions under the Company's 401(k) plan and acquisition related costs. These costs are not allocated to the reportable segments’ gross profit because the Company’s CODM does not review them regularly when evaluating segment performance and allocating resources.

Revenues, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Revenues:
LED Products	$215,022	$200,962	$433,045	$388,509
Lighting Products	173,656	122,714	321,574	230,787
Power and RF Products	26,408	22,610	51,473	42,743
Total revenue	$415,086	$346,286	$806,092	$662,039

Gross Profit and Gross Margin:
LED Products gross profit	$97,644	$84,186	$199,297	$159,653
LED Products gross margin	45.4%	41.9%	46.0%	41.1%
Lighting Products gross profit	48,426	41,383	88,244	75,483
Lighting Products gross margin	27.9%	33.7%	27.4%	32.7%
Power and RF Products gross profit	15,321	12,798	28,777	23,220
Power and RF Products gross margin	58.0%	56.6%	55.9%	54.3%
Total segment reporting	161,391	138,367	316,318	258,356
Unallocated costs	(5,613)	(4,891)	(9,783)	(8,831)
Consolidated gross profit	$155,778	$133,476	$306,535	$249,525
Consolidated gross margin	37.5%	38.5%	38.0%	37.7%

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
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2013. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
Our LED products consist of LED components, LED chips and SiC materials. As LED technology improves, we believe the potential market for LED lighting will continue to expand. Our success in selling LED products depends upon our ability to offer innovative products and our ability to enable our customers to develop and market LED-based products that successfully compete against other LED-based products and drive LED adoption against traditional lighting products.
Our lighting products consist of both LED and traditional lighting systems. We design, manufacture and sell lighting fixtures and lamps for the commercial, industrial and consumer markets.
In addition, we develop, manufacture and sell power and RF devices. Our power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Our RF devices are made from GaN and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or GaAs.
The majority of our products are manufactured at our production facilities located in North Carolina, Wisconsin and China. We also use contract manufacturers for certain aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, California, Wisconsin, India and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987, and our headquarters are in Durham, North Carolina.
Reportable Segments
As of December 29, 2013, we have three reportable segments:

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

Financial Results
The following is a summary of our financial results for the six months ended December 29, 2013:

•	Revenues increased to $806.1 million for the six months ended December 29, 2013 from $662.0 million for the six months ended December 30, 2012.

•
For the six months ended December 29, 2013, gross margins improved to 38.0% from 37.7% for the six months ended December 30, 2012. For the six months ended December 29, 2013, gross profit increased to $306.5 million from $249.5 million for the six months ended December 30, 2012.

•
Operating income increased to $72.2 million for the six months ended December 29, 2013 from $42.4 million for the six months ended December 30, 2012. Net income per diluted share increased to $0.54 for the six months ended December 29, 2013 from $0.31 for the six months ended December 30, 2012.

•
Combined cash, cash equivalents and short-term investments increased to $1.2 billion at December 29, 2013 compared to $1.0 billion at June 30, 2013. Cash provided by operating activities was $168.0 million for the six months ended December 29, 2013, compared to $178.3 million for the six months ended December 30, 2012.

•	Inventory increased to $234.5 million at December 29, 2013 compared to $197.0 million at June 30, 2013.
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

Results of Operations
The following table sets forth certain consolidated statement of income data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended				Six Months Ended
	December 29, 2013		December 30, 2012		December 29, 2013		December 30, 2012
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$415,086	100%	$346,286	100%	$806,092	100%	$662,039	100%
Cost of revenue, net	259,308	62%	212,810	61%	499,557	62%	412,514	62%
Gross profit	155,778	38%	133,476	39%	306,535	38%	249,525	38%
Research and development	44,436	11%	39,941	12%	86,179	11%	77,488	12%
Sales, general and administrative	67,943	16%	60,100	17%	132,221	16%	112,745	17%
Amortization of acquisition-related intangibles	7,256	2%	7,719	2%	14,543	2%	15,389	2%
Loss on disposal or impairment of long-lived assets	760	—%	624	—%	1,417	—%	1,522	—%
Operating income	35,383	9%	25,092	7%	72,175	9%	42,381	6%
Non-operating income, net	3,403	1%	2,481	1%	6,221	1%	5,866	1%
Income before income taxes	38,786	9%	27,573	8%	78,396	10%	48,247	7%
Income tax expense	3,105	1%	7,170	2%	12,218	2%	11,721	2%
Net income	$35,681	9%	$20,403	6%	$66,178	8%	$36,526	6%
Basic earnings per share	$0.30		$0.18		$0.55		$0.32
Diluted earnings per share	$0.29		$0.18		$0.54		$0.31

Revenues

Revenues for the three and six months ended December 29, 2013 and December 30, 2012 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 29, 2013	December 30, 2012	Change		December 29, 2013	December 30, 2012	Change
LED Products	$215,022	$200,962	$14,060	7%	$433,045	$388,509	$44,536	11%
Percent of revenue	52%	58%			54%	59%
Lighting Products	173,656	122,714	50,942	42%	321,574	230,787	90,787	39%
Percent of revenue	42%	35%			40%	35%
Power and RF Products	26,408	22,610	3,798	17%	51,473	42,743	8,730	20%
Percent of revenue	6%	7%			6%	6%
Total revenue	$415,086	$346,286	$68,800	20%	$806,092	$662,039	$144,053	22%
Our consolidated revenue increased 20% to $415.1 million for the three months ended December 29, 2013 from $346.3 million for the three months ended December 30, 2012. For the six months ended December 29, 2013, our consolidated revenue increased 22% to $806.1 million from $662.0 million for the six months ended December 30, 2012. This year-over-year increase is due to higher sales across all three of our business segments, but driven primarily by strong sales in the Lighting Products segment.

LED Products Segment Revenue
LED Products revenue represents the largest portion of our revenue with 52% and 58% of our total revenues for the three months ended December 29, 2013 and December 30, 2012, respectively.
LED Products revenue increased 7% to $215.0 million for the three months ended December 29, 2013 from $201.0 million for the three months ended December 30, 2012, and 11% to $433.0 million for the six months ended December 29, 2013 from $388.5 million for the six months ended December 30, 2012. The increase in revenue was the result of an overall increase in the number of units sold, primarily from our newer products, partially offset by a decline in selling prices. The average selling prices for our LED products decreased for the three and six months ended December 29, 2013 as compared to the three and six months ended December 30, 2012 due primarily to market downward pricing pressure and sales of new lower cost products.
Lighting Products Segment Revenue
Lighting Products revenue represents 42% and 35% of our total revenues for the three months ended December 29, 2013 and December 30, 2012, respectively.
Lighting Products revenue increased 42% to $173.7 million for the three months ended December 29, 2013 from $122.7 million for the three months ended December 30, 2012, and 39% to $321.6 million for the six months ended December 29, 2013 from $230.8 million for the six months ended December 30, 2012. The increase in revenue was the result of an overall increase in the number of units sold. The increased volume was partially offset by a reduction in selling prices primarily due to sales of new lower cost products.
Power and RF Products Segment Revenue
Power and RF Products revenue represents 6% and 7% of our total revenues for the three months ended December 29, 2013 and December 30, 2012, respectively.
Power and RF Products revenue increased 17% to $26.4 million for the three months ended December 29, 2013 from $22.6 million for the three months ended December 30, 2012, and 20% to $51.5 million for the six months ended December 29, 2013 from $42.7 million for the six months ended December 30, 2012. The increase in revenue was mainly the result of higher sales of RF products. The increased volume was partially offset by a reduction in selling prices primarily due to sales of new lower cost products.
Unallocated Revenue
All of our revenue is allocated to our reportable segments. Our CODM does not review inter-segment revenue when evaluating performance and allocating resources to each segment, and inter-segment revenue is not included in the segment revenues presented above. As such, total segment revenue in the table above is equal to our consolidated revenue.

Gross Profit and Gross Margin
Gross profit and gross margin for the three and six months ended December 29, 2013 and December 30, 2012 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 29, 2013	December 30, 2012	Change		December 29, 2013	December 30, 2012	Change
LED Products gross profit	$97,644	$84,186	$13,458	16%	$199,297	$159,653	$39,644	25%
LED Products gross margin	45.4%	41.9%			46.0%	41.1%
Lighting Products gross profit	48,426	41,383	7,043	17%	88,244	75,483	12,761	17%
Lighting Products gross margin	27.9%	33.7%			27.4%	32.7%
Power and RF Products gross profit	15,321	12,798	2,523	20%	28,777	23,220	5,557	24%
Power and RF Products gross margin	58.0%	56.6%			55.9%	54.3%
Unallocated costs	(5,613)	(4,891)	(722)	15%	(9,783)	(8,831)	(952)	11%
Consolidated gross profit	$155,778	$133,476	$22,302	17%	$306,535	$249,525	$57,010	23%
Consolidated gross margin	37.5%	38.5%			38.0%	37.7%
Our consolidated gross profit increased 17% to $155.8 million for the three months ended December 29, 2013 from $133.5 million for the three months ended December 30, 2012. Our consolidated gross margin decreased to 37.5% for the three months ended December 29, 2013 from 38.5% for the three months ended December 30, 2012.
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit increased 16% to $97.6 million for the three months ended December 29, 2013 from $84.2 million for the three months ended December 30, 2012 and gross margin increased to 45.4% for the three months ended December 29, 2013 from 41.9% for the three months ended December 30, 2012. For the six months ended December 29, 2013, LED Products gross profit increased $39.6 million to $199.3 million from $159.7 million for the six months ended December 30, 2012, and gross margin increased to 46.0% for the six months ended December 29, 2013 from 41.1% for the six months ended December 30, 2012. LED Products gross profit and gross margin increased due to higher revenue, factory cost reductions, the introduction of new lower cost products and higher factory utilization. These benefits more than offset the decline in the average selling prices for the three and six months ended December 29, 2013 as compared to the three and six months ended December 30, 2012.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit increased 17% to $48.4 million for the three months ended December 29, 2013 from $41.4 million for the three months ended December 30, 2012, and increased 17% to $88.2 million for the six months ended December 29, 2013 from $75.5 million for the six months ended December 30, 2012. Lighting Products gross margin decreased to 27.9% for the three months ended December 29, 2013 from 33.7% for the three months ended December 30, 2012, and decreased to 27.4% for the six months ended December 29, 2013 from 32.7% for the six months ended December 30, 2012. Lighting Products gross profit increased for both the three and six months ended December 29, 2013 as compared to the three and six months ended December 30, 2012 due to growth in LED lighting products sales. Lighting Products gross margin decreased for both the three and six months ended December 29, 2013 as compared to the three and six months ended December 30, 2012 primarily due to sales of our consumer LED bulb products, which had no sales in the comparable fiscal 2013 periods, and which have gross margins at the lower end of the range of our Lighting Products segment products' gross margins.
Power and RF Products Segment Gross Profit and Gross Margin
Power and RF Products gross profit increased 20% to $15.3 million for the three months ended December 29, 2013 from $12.8 million for the three months ended December 30, 2012, and increased 24% to $28.8 million for the six months ended December 29, 2013 from $23.2 million for the six months ended December 30, 2012. Power and RF Products gross margin increased to 58.0% for the three months ended December 29, 2013 from 56.6% for the three months ended December 30, 2012 and increased to 55.9% for the six months ended December 29, 2013 from 54.3% for the six months ended December 30, 2012. These gross profit and gross margin increases were due primarily to higher revenue, factory cost reductions, increased factory utilization and introduction of new lower cost products. These benefits more than offset the decline in the average selling prices for the three and six months ended December 29, 2013 as compared to the three and six months ended December 30, 2012.

Unallocated Costs
Unallocated costs were $5.6 million and $4.9 million for the three months ended December 29, 2013 and December 30, 2012, respectively. For the six months ended December 29, 2013 and December 30, 2012, unallocated costs were $9.8 million and $8.8 million, respectively. These costs consist primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs are not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources. The increase of $0.7 million for the three months ended December 29, 2013 and $1.0 million for the six months ended December 29, 2013 is primarily attributable to higher incentive and stock-based compensation incurred as a result of improved business performance in fiscal 2014 as compared to fiscal 2013.
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
The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 29, 2013	December 30, 2012	Change		December 29, 2013	December 30, 2012	Change
Research and development	$44,436	$39,941	$4,495	11%	$86,179	$77,488	$8,691	11%
Percent of revenues	11%	12%			11%	12%
Research and development expenses for the three months ended December 29, 2013 increased 11% to $44.4 million from $39.9 million for the three months ended December 30, 2012. For the six months ended December 29, 2013, research and development expenses increased 11% to $86.2 million from $77.5 million for the six months ended December 30, 2012. These increases were primarily due to increased spending on research and development activities focused on new LED lighting products. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities. We anticipate that in general our research and development expenses will continue to increase over time to support future growth.

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

	Three Months Ended				Six Months Ended
	December 29, 2013	December 30, 2012	Change		December 29, 2013	December 30, 2012	Change
Sales, general and administrative	$67,943	$60,100	$7,843	13%	$132,221	$112,745	$19,476	17%
Percent of revenues	16%	17%			16%	17%
Sales, general and administrative expenses for the three months ended December 29, 2013 increased 13% to $67.9 million from $60.1 million for the three months ended December 30, 2012. For the six months ended December 29, 2013, sales, general and administrative expenses increased 17% to $132.2 million from $112.7 million for the six months ended December 30, 2012. These increases were primarily due to an increase in spending on sales and marketing for lighting products, including commissions, trade shows and advertising, as we continue to expand our direct sales resources and channels and invest in building and promoting the Cree brand.
Amortization of Acquisition Related Intangibles
As a result of our acquisitions, we have recognized various intangible assets, including customer relationships and developed technologies. During fiscal 2012, we acquired Ruud Lighting, resulting in $206.0 million of amortizable intangible assets, principally composed of developed technology, customer relationships and trade names. In fiscal 2008, we acquired LED Lighting Fixtures, Inc. (LLF), resulting in an additional $41.2 million of amortizable intangible assets. These intangible assets are principally composed of developed technologies that specifically relate to technologies underlying the development of LED lighting products for the general illumination market. During fiscal 2007, we acquired INTRINSIC Semiconductor Corporation and COTCO Luminant Device Limited (now Cree Hong Kong Limited) (COTCO), resulting in $63.7 million of amortizable intangible assets principally composed of customer relationships and developed technology.
Amortization of intangible assets related to our acquisitions is as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 29, 2013	December 30, 2012	Change		December 29, 2013	December 30, 2012	Change
Ruud Lighting	$5,746	$5,742	$4	—%	$11,492	$11,437	$55	—%
COTCO	753	1,041	(288)	(28)%	1,506	2,081	(575)	(28)%
LLF	749	750	(1)	—%	1,499	1,499	—	—%
INTRINSIC	8	186	(178)	(96)%	46	372	(326)	(88)%
Total	$7,256	$7,719	($463)	(6)%	$14,543	$15,389	($846)	(5)%
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

	Three Months Ended				Six Months Ended
	December 29, 2013	December 30, 2012	Change		December 29, 2013	December 30, 2012	Change
Loss on disposal or impairment of long-lived assets, net	$760	$624	$136	22%	$1,417	$1,522	($105)	(7)%

We recognized a net loss of $0.8 million on the disposal of long-lived assets for the three months ended December 29, 2013 compared to a net loss of $0.6 million for the three months ended December 30, 2012. For the six months ended December 29, 2013, we recognized a net loss of $1.4 million compared to $1.5 million for the six months ended December 30, 2012. These net losses resulted from the disposal of equipment due to manufacturing process changes and the abandonment of certain patent assets.
Non-Operating Income, Net
The following table sets forth our non-operating income, net (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 29, 2013	December 30, 2012	Change		December 29, 2013	December 30, 2012	Change
Foreign currency gain, net	$213	$301	($88)	(29)%	$477	$128	$349	273%
Gain on sale of investments, net	—	8	(8)	(100)%	10	36	(26)	(72)%
Interest income, net	2,806	1,946	860	44%	5,147	3,738	1,409	38%
Other, net	384	226	158	70%	587	1,964	(1,377)	(70)%
Total non-operating income, net	$3,403	$2,481	$922	37%	$6,221	$5,866	$355	6%
We have no debt or active lines of credit and we are in a net interest income position. Our investments consist of municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. The primary objective of our investment policy is preservation of principal.
Foreign currency gain, net. Foreign currency gain, net consists primarily of remeasurement adjustments resulting from consolidating our international subsidiaries. The changes in foreign currency gain (loss), net are primarily due to fluctuations in the exchange rate between the Chinese Yuan and the United States Dollar.
Gain on sale of investments, net. Gain on sale of investments, net was zero for the three months ended December 29, 2013 compared to $8 thousand for the three months ended December 30, 2012. For the six months ended December 29, 2013, gain on sale of investments, net was $10 thousand compared to $36 thousand for the six months ended December 30, 2012.
Interest income, net. Interest income, net was $2.8 million for the three months ended December 29, 2013 compared to $1.9 million for the three months ended December 30, 2012. For the six months ended December 29, 2013, interest income, net was $5.1 million compared to $3.7 million for the six months ended December 30, 2012. The increase in interest income for the three and six months ended December 29, 2013 was primarily due to having higher balances of invested cash and short-term investments compared to the three and six months ended December 30, 2012.
Other, net. Other, net was $0.4 million for the three months ended December 29, 2013 compared to $0.2 million for the three months ended December 30, 2012. For the six months ended December 29, 2013, other, net was $0.6 million compared to $2.0 million for the six months ended December 30, 2012. The decrease for the six months ended December 29, 2013 is due primarily to a one-time payment received in connection with the SemiLEDs patent litigation settlement which occurred in the first quarter of fiscal 2013.
Income Tax Expense
The following table sets forth our income tax expense in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 29, 2013	December 30, 2012	Change		December 29, 2013	December 30, 2012	Change
Income tax expense	$3,105	$7,170	($4,065)	(57)%	$12,218	$11,721	$497	4%
Effective tax rate	8.0%	26.0%			15.6%	24.3%

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

We recognized income tax expense of $3.1 million for an effective tax rate of 8.0% for the three months ended December 29, 2013 as compared to income tax expense of $7.2 million for an effective tax rate of 26.0% for the three months ended December 30,

2012. For the six months ended December 29, 2013, we recognized income tax expense of $12.2 million for an effective tax rate of 15.6% compared to $11.7 million for an effective tax rate of 24.3% for the six months ended December 30, 2012. These decreases in our effective tax rate were due to an increased percentage of our income being earned in lower tax jurisdictions and the tax benefit related to the receipt of U.S. federal tax credits awarded on November 15, 2013 as part of Phase II of the American Recovery and Reinvestment Act of 2009 (Internal Revenue Code Section 48C).
Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash and cash equivalents, marketable investments and cash generated from operations. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have no debt or active lines of credit and have minimal lease commitments.
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
Liquidity
Our liquidity and capital resources depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories, reduced by trade accounts payable, accrued salaries and wages, and other accrued expenses. Our working capital increased to $1.5 billion as of December 29, 2013 from $1.3 billion as of June 30, 2013, primarily due to $168.0 million cash provided by operating activities and $73.1 million cash provided by the net issuances of common stock from employee option exercises. These cash inflows were partially offset by payments for patent and licensing rights and purchases of property and equipment of $93.5 million.
The following table presents the components of our cash conversion cycle for the three months ended December 29, 2013 and June 30, 2013:

	December 29, 2013	June 30, 2013	Change
Days of sales outstanding(a)	46	46	—	—%
Days of supply in inventory(b)	81	76	5	7%
Days in accounts payable(c)	(58)	(47)	(11)	23%
Cash conversion cycle	69	75	(6)	(8)%

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
As of December 29, 2013, we had unrealized losses on our investments of $1.1 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at December 29, 2013 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of December 29, 2013.
Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Six Months Ended
	December 29, 2013	December 30, 2012	Change
Cash provided by operating activities	$167,987	$178,294	($10,307)	(6)%
Cash used in investing activities	(176,886)	(185,598)	8,712	(5)%
Cash provided by financing activities	87,825	7,656	80,169	1,047%
Effects of foreign exchange changes	393	371	22	6%
Net increase in cash and cash equivalents	$79,319	$723	$78,596	10,871%
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities was $168.0 million for the six months ended December 29, 2013 compared to $178.3 million for the six months ended December 30, 2012. This decrease was primarily due to changes in our working capital offset by an increase in net income.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our investments, purchase of property, plant and equipment and payments for patent and license rights. Net cash used in investing activities was $176.9 million for the six months ended December 29, 2013 compared to $185.6 million for the six months ended December 30, 2012. For the six months ended December 29, 2013, our purchases of property and equipment were $83.5 million as compared to $30.4 million for the six months ended December 30, 2012. Our capital spending increased as we continued to make investments in capacity to support our future growth. This increase was offset by lower net purchases of investments for the six months ended December 29, 2013 compared to the six months ended December 30, 2012.
We continue to actively manage our capital spending. For fiscal 2014, we target approximately $145.0 million of capital investment to support our strategic priorities.

Cash Flows from Financing Activities
Net cash provided by financing activities was $87.8 million for the six months ended December 29, 2013 and $7.7 million for the six months ended December 30, 2012. For the six months ended December 29, 2013 and December 30, 2012, our financing activities primarily consisted of proceeds of $87.9 million and $8.3 million, respectively, from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 29, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 11, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and any subsequent periodic reports. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
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
If we are unable to effectively develop, manage and expand our sales channels for our products, our operating results may suffer.
We have expanded into business channels that are different from those in which we have historically operated as we grow our business and sell more LED and lighting products. Lighting sales agents have in the past and may in the future choose to drop our product lines from their portfolio to avoid losing access to our competitors' lighting products, resulting in a disruption in the project pipeline and lower than targeted sales for our lighting products. We sell an increasing portion of our products through retailers who may alter their promotional pricing or inventory strategies, which could impact our targeted sales of lighting products. If we are unable to effectively penetrate these channels or develop alternate channels to ensure our products are reaching the intended customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the timeline established by our customers.
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
We generally purchase these sole or limited source items with purchase orders, and we have limited guaranteed supply arrangements with such suppliers. Some of our sources can have variations in attributes and availability which can affect our ability to produce products in sufficient volume or quality. We do not control the time and resources that these suppliers devote to our business, and we cannot be sure that these suppliers will perform their obligations to us. Additionally, general shortages in the marketplace of certain raw materials or key components may adversely impact our business. In the past, we have experienced decreases in our production yields when suppliers have varied from previously agreed upon specifications, which impacted our cost of revenue.
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
We depend on a limited number of customers, including distributors and retailers, for a substantial portion of our revenues, and the loss of, or a significant reduction in purchases by, one or more of these customers could adversely affect our operating results.
We receive a significant amount of our revenues from a limited number of customers, including distributors, one of which represented greater than 10% of our consolidated revenues in fiscal 2013. Most of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including: developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. In the case of retailers, these customers may alter their promotional pricing or inventory strategies. If our customers alter their purchasing behavior, if our customers' purchasing behavior does not match our expectations, or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.
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
Conversely, due to the proportionately high fixed cost nature of our business (such as facility costs), if demand does not increase at the rate forecasted, we may not be able to scale our manufacturing expenses or overhead costs to correspond to the demand.  This could result in lower margins and adversely impact our business and results of operations.  Additionally, if product demand decreases or we fail to forecast demand accurately, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write off charges. We have in the past and may in the future be required to recognize excess capacity charges, which would have a negative impact on our results of operations.
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
We provide warranty periods ranging from ninety days to ten years on our products. The standard warranty on nearly all of our new LED lighting products, which represent an increasing portion of our sales, is ten years. Although we believe our reserves are appropriate, we are making projections about the future reliability of new products and technologies. We may experience increased variability in warranty claims. Increased warranty claims could result in significant losses due to a rise in warranty expense and costs associated with customer support.
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
Our results may be negatively impacted if customers do not maintain their favorable perception of our brand and products.
We have a developing brand with increasing value.  Maintaining and continually enhancing the value of this brand is critical to the success of our business.  Brand value is based in large part on customer perceptions.  Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products.  Brand value could diminish significantly due to a number of factors, including adverse publicity about our products (whether or not valid), a failure to maintain the quality of our products (whether alleged or real), the failure of our products to deliver consistently positive consumer experiences, the products becoming unavailable to consumers or consumer perception that we have acted in an irresponsible manner in some way.  Damage to our brand, reputation or loss of customer confidence in our brand or products could result in decreased demand for our products and have a negative impact on our business, results of operations or financial condition.
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
To help attract, motivate and retain key employees, we use benefits such as stock-based compensation awards. If the value of such awards does not appreciate, as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate employees could be weakened, which could harm our business and results of operations.

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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $31.44 to a high of $75.76 during calendar year 2013. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the second quarter of fiscal 2014. The following table summarizes our stock repurchase activity for the second quarter of fiscal 2014 (in thousands, except price per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program[3]
Shares repurchased outside our Stock Repurchase Program in connection with our indemnification rights[1]
September 30, 2013 to October 27, 2013	—	$—	—	$200,000
October 28, 2013 to November 24, 2013	3	40.85	—	200,000
November 25, 2013 to December 29, 2013	—	—	—	200,000
Total	3	$40.85	—	$200,000

Shares repurchased outside our Stock Repurchase Program to satisfy tax withholding obligations[2]
September 30, 2013 to October 27, 2013	17	$74.32	—	$200,000
October 28, 2013 to November 24, 2013	—	—	—	200,000
November 25, 2013 to December 29, 2013	—	—	—	200,000
Total	17	$74.32	—	$200,000

(1) Represents shares of our common stock returned to us in connection with the exercise of our indemnification rights under the stock purchase agreement pursuant to which we acquired Ruud Lighting. The average price per share represents the deemed value of the shares as specified in the stock purchase agreement.
(2) Represents shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.
(3) On January 18, 2001, we announced the authorization by our Board of Directors of a program to repurchase shares of our outstanding common stock. Several times since then, the Board of Directors has renewed the program and increased the number of shares that can be repurchased under the program. As of December 29, 2013, pursuant to an extension of the stock repurchase program by the Board of Directors, we are authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 20, 2013 through the June 29, 2014 expiration of the program. During the three months ended December 29, 2013, we repurchased zero shares of common stock under the repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
2013 Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 29, 2013, filed with the Securities and Exchange Commission on October 29, 2013)

10.2
Cree, Inc. Severance Plan for Section 16 Officers, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 28, 2013, filed with the Securities and Exchange Commission on October 31, 2013)

10.3
Schedule of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated November 25, 2013, filed with the Securities and Exchange Commission on December 2, 2013)

10.4	Form of Non-Qualified Stock Option Award Agreement for 2013 Long-Term Incentive Compensation Plan
10.5	Form of Restricted Stock Unit Award Agreement for 2013 Long-Term Incentive Compensation Plan (Time-Based)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

January 22, 2014

/s/ MICHAEL E. MCDEVITT
Michael E. McDevitt
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
2013 Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 29, 2013, filed with the Securities and Exchange Commission on October 29, 2013)

10.2
Cree, Inc. Severance Plan for Section 16 Officers, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 28, 2013, filed with the Securities and Exchange Commission on October 31, 2013)

10.3
Schedule of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated November 25, 2013, filed with the Securities and Exchange Commission on December 2, 2013)

10.4	Form of Non-Qualified Stock Option Award Agreement for 2013 Long-Term Incentive Compensation Plan
10.5	Form of Restricted Stock Unit Award Agreement for 2013 Long-Term Incentive Compensation Plan (Time-Based)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements