Form 10-Q
period 2014-03-30
CREE INC
filed 2014-04-23
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 16, 2014, was 121,938,248.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended March 30, 2014

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
CONSOLIDATED BALANCE SHEETS

	March 30, 2014	June 30, 2013
	(unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$268,838	$190,069
Short-term investments	954,573	833,846
Total cash, cash equivalents and short-term investments	1,223,411	1,023,915
Accounts receivable, net	222,333	192,507
Inventories	251,234	197,001
Deferred income taxes	25,740	26,125
Prepaid expenses and other current assets	59,352	76,218
Total current assets	1,782,070	1,515,766
Property and equipment, net	575,945	542,833
Intangible assets, net	343,647	357,525
Goodwill	616,345	616,345
Other assets	45,041	19,941
Total assets	$3,363,048	$3,052,410
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$159,230	$121,441
Accrued salaries and wages	44,030	41,407
Income taxes payable	16,060	1,315
Other current liabilities	44,400	43,248
Total current liabilities	263,720	207,411
Long-term liabilities:
Deferred income taxes	27,249	25,504
Other long-term liabilities	40,691	12,843
Total long-term liabilities	67,940	38,347
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 30, 2014 and June 30, 2013; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at March 30, 2014 and June 30, 2013; 121,930 and 119,623 shares issued and outstanding at March 30, 2014 and June 30, 2013, respectively	151	148
Additional paid-in-capital	2,162,798	2,025,764
Accumulated other comprehensive income, net of taxes	10,117	8,244
Retained earnings	858,322	772,496
Total shareholders’ equity	3,031,388	2,806,652
Total liabilities and shareholders’ equity	$3,363,048	$3,052,410
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(In thousands, except per share amounts)
Revenue, net	$405,259	$348,934	$1,211,351	$1,010,973
Cost of revenue, net	255,265	215,924	754,822	628,438
Gross profit	149,994	133,010	456,529	382,535
Operating expenses:
Research and development	46,626	39,036	132,805	116,524
Sales, general and administrative	65,368	62,140	197,589	174,885
Amortization of acquisition-related intangibles	7,257	7,719	21,800	23,108
Loss on disposal or impairment of long-lived assets	364	863	1,781	2,385
Total operating expenses	119,615	109,758	353,975	316,902
Operating income	30,379	23,252	102,554	65,633
Non-operating income, net	3,152	2,512	9,373	8,378
Income before income taxes	33,531	25,764	111,927	74,011
Income tax expense	5,367	3,607	17,585	15,328
Net income	$28,164	$22,157	$94,342	$58,683
Earnings per share:
Basic	$0.23	$0.19	$0.78	$0.51
Diluted	$0.23	$0.19	$0.77	$0.50
Weighted average shares used in per share calculation:
Basic	121,535	116,682	120,677	116,059
Diluted	123,695	118,608	123,140	116,768
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(In thousands)
Net income	$28,164	$22,157	$94,342	$58,683
Other comprehensive income:
Currency translation (loss) gain, net of tax benefit (expense) of $0, $90, $0 and ($1), respectively	(163)	(145)	(28)	5
Net unrealized gain (loss) on available-for-sale securities, net of tax (expense) of ($126), ($75), ($1,191) and ($22), respectively	191	67	1,901	(17)
Other comprehensive income (loss)	28	(78)	1,873	(12)
Comprehensive income	$28,192	$22,079	$96,215	$58,671
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$94,342	$58,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,219	114,370
Stock-based compensation	46,261	40,945
Excess tax benefit from share-based payment arrangements	(18,396)	(3,636)
Loss on disposal or impairment of long-lived assets	1,781	2,385
Amortization of premium/discount on investments	7,674	7,075
Changes in operating assets and liabilities:
Accounts receivable, net	(29,829)	(29,624)
Inventories	(53,511)	(6,866)
Prepaid expenses and other assets	13,008	(6,472)
Accounts payable, trade	29,016	33,495
Accrued salaries and wages and other liabilities	17,605	13,715
Net cash provided by operating activities	228,170	224,070
Cash flows from investing activities:
Purchases of property and equipment	(119,614)	(55,406)
Purchases of available-for-sale investments	(510,401)	(533,884)
Proceeds from maturities of available-for-sale investments	365,005	297,740
Proceeds from sale of property and equipment	117	301
Proceeds from sale of available-for-sale investments	22,387	36,089
Purchases of patent and licensing rights	(14,755)	(15,794)
Net cash used in investing activities	(257,261)	(270,954)
Cash flows from financing activities:
Net proceeds from issuance of common stock	89,476	43,352
Excess tax benefit from share-based payment arrangements	18,396	3,636
Repurchases of common stock	(107)	(638)
Net cash provided by financing activities	107,765	46,350
Effects of foreign exchange changes on cash and cash equivalents	95	87
Net increase (decrease) in cash and cash equivalents	78,769	(447)
Cash and cash equivalents:
Beginning of period	190,069	178,885
End of period	$268,838	$178,438
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
The Company's LED products consist of LED components, LED chips and SiC materials. The Company's success in selling LED products depends upon its ability to offer innovative products and to enable its customers to develop and market LED-based products that successfully compete against other LED-based products and drive LED adoption against traditional lighting products.
The Company's lighting products primarily consist of LED lighting systems. The Company designs, manufactures and sells lighting fixtures and lamps for the commercial, industrial and consumer markets.
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
As of March 30, 2014, the Company has three reportable segments:

•	LED Products

•	Lighting Products

•	Power and RF Products

For financial results by reportable segment, please refer to Note 12 "Reportable Segments."
Basis of Presentation
The consolidated balance sheet at March 30, 2014, the consolidated statements of income for the three and nine months ended March 30, 2014 and March 31, 2013, the consolidated statements of comprehensive income for the three and nine months ended March 30, 2014 and March 31, 2013, and the consolidated statements of cash flows for the nine months ended March 30, 2014 and March 31, 2013 (collectively, the consolidated financial statements) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at March 30, 2014, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 30, 2013 has been derived from the audited financial statements as of that date. The nine month period ended March 30, 2014 includes one less week as compared to the nine month period ended March 31, 2013.
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

The results of operations for the three and nine months ended March 30, 2014 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 29, 2014 (fiscal 2014).
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
Note 2.    Acquisitions
On August 17, 2011, the Company entered into a Stock Purchase Agreement with all of the shareholders of Ruud Lighting, Inc. (Ruud Lighting). Pursuant to the terms of the Stock Purchase Agreement and concurrently with the execution of the Stock Purchase Agreement, the Company acquired all of the outstanding share capital of Ruud Lighting in exchange for consideration consisting of 6.1 million shares of the Company's common stock valued at approximately $211.0 million and $372.2 million cash, subject to certain post-closing adjustments. Following the acquisition, the Company recorded certain post-closing purchase price adjustments resulting in a $2.3 million reduction to the purchase price and a total purchase price of approximately $666.0 million. See Note 11 “Commitments and Contingencies” for a discussion of the amounts received from the Stock Purchase Agreement escrow funds. The acquisition allowed the Company to expand its product portfolio into outdoor LED lighting.
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

Note 3.    Financial Statement Details
Accounts receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	March 30, 2014	June 30, 2013
Billed trade receivables	$254,274	$220,307
Unbilled contract receivables	1,427	1,171
	255,701	221,478
Allowance for sales returns, discounts and other incentives	(31,111)	(26,500)
Allowance for bad debts	(2,257)	(2,471)
Total accounts receivable, net	$222,333	$192,507
Inventories
The following table summarizes the components of inventories (in thousands):

	March 30, 2014	June 30, 2013
Raw material	$84,302	$62,253
Work-in-progress	81,846	68,146
Finished goods	85,086	66,602
Total inventories	$251,234	$197,001
Other current liabilities
The following table summarizes the components of other current liabilities (in thousands):

	March 30, 2014	June 30, 2013
Accrued taxes	$17,812	$21,436
Accrued professional fees	7,390	4,493
Accrued warranty	5,602	5,259
Accrued other	13,596	12,060
Total other current liabilities	$44,400	$43,248
Accumulated other comprehensive income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	March 30, 2014	June 30, 2013
Currency translation gain	$8,464	$8,492
Net unrealized gain (loss) on available-for-sale securities	1,653	(248)
Total accumulated other comprehensive income, net of taxes	$10,117	$8,244

Non-operating income, net
The following table summarizes the components of non-operating income, net (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Foreign currency (loss) gain, net	($368)	$296	$109	$424
Gain on sale of investments, net	15	48	25	84
Interest income, net	3,415	2,018	8,562	5,756
Other, net	90	150	677	2,114
Total non-operating income, net	$3,152	$2,512	$9,373	$8,378
Reclassifications out of accumulated other comprehensive income
The following table summarizes the amounts reclassified out of accumulated other comprehensive income (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement of Income
	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net unrealized gain on available-for-sale securities, net of tax expense	$15	$43	$25	$80	Non-operating income, net
	15	43	25	80	Income before income taxes
	2	6	4	17	Income tax expense
	$13	$37	$21	$63	Net income
Note 4.    Investments
Short-term investments consist of municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. All marketable investments are classified as available-for-sale.

The following tables summarize marketable investments (in thousands):

	March 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$306,484	$1,598	($289)	$307,793
Corporate bonds	227,500	1,742	(574)	228,668
U.S. agency securities	27,095	189	—	27,284
Non-U.S. certificates of deposit	383,758	—	—	383,758
Non-U.S. government securities	7,045	25	—	7,070
Total	$951,882	$3,554	($863)	$954,573

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$250,206	$817	($1,314)	$249,709
Corporate bonds	192,147	1,678	(1,765)	192,060
U.S. agency securities	39,288	186	—	39,474
Non-U.S. certificates of deposit	345,000	—	—	345,000
Non-U.S. government securities	7,608	14	(19)	7,603
Total	$834,249	$2,695	($3,098)	$833,846
The following tables present the gross unrealized losses and estimated fair value of the Company's investment securities, aggregated by investment type and the length of time that individual investment securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	March 30, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$61,656	($289)	$—	$—	$61,656	($289)
Corporate bonds	82,888	(536)	1,979	(38)	84,867	(574)
Non-U.S. government securities	—	—	—	—	—	—
Total	$144,544	($825)	$1,979	($38)	$146,523	($863)
Number of securities with an unrealized loss		71		1		72

	June 30, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$126,926	($1,314)	$—	$—	$126,926	($1,314)
Corporate bonds	102,010	(1,765)	—	—	102,010	(1,765)
Non-U.S. government securities	5,534	(19)	—	—	5,534	(19)
Total	$234,470	($3,098)	$—	$—	$234,470	($3,098)
Number of securities with an unrealized loss		123		—		123
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains from the sale of investments for the nine months ended March 30, 2014 of $25 thousand were included in "Non-operating income, net" and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considers declines in its securities to be temporary in nature, and does not consider its securities to be impaired as of March 30, 2014 and June 30, 2013.
The contractual maturities of marketable investments as of March 30, 2014 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$70,398	$213,400	$23,995	$—	$307,793
Corporate bonds	33,506	176,288	18,874	—	228,668
U.S. agency securities	8,083	19,201	—	—	27,284
Non-U.S. certificates of deposit	383,758	—	—	—	383,758
Non-U.S. government securities	4,054	3,016	—	—	7,070
Total	$499,799	$411,905	$42,869	$—	$954,573
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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of March 30, 2014, financial assets utilizing Level 1 inputs included money market funds. Financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. Level 2 assets are valued using a third-party pricing services consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company does not have any financial assets requiring the use of Level 3 inputs. There were no transfers between Level 1 and Level 2 during the nine months ended March 30, 2014.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	March 30, 2014				June 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Non-U.S. certificates of deposit	$—	$12,163	$—	$12,163	$—	$—	$—	$—
Municipal bonds	—	—	—	—	—	2,009	—	2,009
Money market funds	67,553	—	—	67,553	12,589	—	—	12,589
Total cash equivalents	67,553	12,163	—	79,716	12,589	2,009	—	14,598
Short-term investments:
Municipal bonds	—	307,793	—	307,793	—	249,709	—	249,709
Corporate bonds	—	228,668	—	228,668	—	192,060	—	192,060
U.S. agency securities	—	27,284	—	27,284	—	39,474	—	39,474
Non-U.S. certificates of deposit	—	383,758	—	383,758	—	345,000	—	345,000
Non-U.S. government securities	—	7,070	—	7,070	—	7,603	—	7,603
Total short-term investments	—	954,573	—	954,573	—	833,846	—	833,846
Total assets	$67,553	$966,736	$—	$1,034,289	$12,589	$835,855	$—	$848,444

Note 6.    Intangible Assets
The following table presents the components of intangible assets, net (in thousands):

	March 30, 2014			June 30, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$137,440	($65,131)	$72,309	$137,440	($59,611)	$77,829
Developed technology	162,760	(68,260)	94,500	162,760	(53,476)	109,284
Non-compete agreements	10,244	(5,507)	4,737	10,244	(4,037)	6,207
Trade names, finite-lived	520	(510)	10	520	(493)	27
Patent and licensing rights	129,599	(40,388)	89,211	116,147	(34,849)	81,298
Total intangible assets with finite lives	440,563	(179,796)	260,767	427,111	(152,466)	274,645
Trade names, indefinite-lived	82,880		82,880	82,880		82,880
Total intangible assets	$523,443	($179,796)	$343,647	$509,991	($152,466)	$357,525
Total amortization of intangible assets recognized during the three and nine months ended March 30, 2014 was $9.5 million and $28.3 million, respectively. For the three and nine months ended March 31, 2013, total amortization of intangible assets recognized was $9.4 million and $28.2 million, respectively.

Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 29, 2014 (remainder of fiscal 2014)	$9,035
June 28, 2015	33,973
June 26, 2016	33,686
June 25, 2017	31,702
June 24, 2018	30,534
Thereafter	121,837
Total	$260,767
Note 7.    Shareholders’ Equity
As of March 30, 2014, pursuant to an extension of the stock repurchase program authorized by the Board of Directors, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 20, 2013 through the expiration of the program on June 29, 2014. During the nine months ended March 30, 2014, there were no repurchases of common stock by the Company under the share repurchase program.
Note 8.    Earnings Per Share
The following table presents the computation of basic earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net income	$28,164	$22,157	$94,342	$58,683
Weighted average common shares	121,535	116,682	120,677	116,059
Basic earnings per share	$0.23	$0.19	$0.78	$0.51
The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net income	$28,164	$22,157	$94,342	$58,683
Weighted average common shares - basic	121,535	116,682	120,677	116,059
Dilutive effect of stock options, nonvested shares and ESPP purchase rights	2,160	1,926	2,463	709
Weighted average common shares - diluted	123,695	118,608	123,140	116,768
Diluted earnings per share	$0.23	$0.19	$0.77	$0.50
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three and nine months ended March 30, 2014, there were 3.1 million and 2.4 million, respectively, of potential common shares not included in the calculation of diluted earnings per share because their effect was anti-dilutive. For the three and nine months March 31, 2013, there were 2.2 million and 8.7 million, respectively, of potential common shares not included in the calculation of diluted earnings per share because their effect was anti-dilutive.
Note 9.   Stock-Based Compensation
Prior to the second quarter of fiscal 2014, the Company had one equity-based compensation plan, the 2004 Long-Term Incentive Compensation Plan (2004 LTIP), from which stock-based compensation awards could be granted to employees and directors. The Company’s 2013 Long-Term Incentive Compensation Plan (2013 LTIP) became effective in the second quarter of fiscal 2014, and replaced the 2004 LTIP as the sole plan for providing stock-based compensation awards to employees and directors on January 1, 2014. The 2004 LTIP has been terminated as to future grants although outstanding awards under the 2004 LTIP will continue to be governed by that plan. In addition, the Company has other equity-based compensation plans that have been terminated so that no future grants can be made under those plans, but under which options are currently outstanding.
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
Stock Option Awards
The following table summarizes option activity during the nine months ended March 30, 2014 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2013	8,657	$35.67
Granted	2,969	55.21
Exercised	(2,260)	36.28
Forfeited or expired	(300)	40.20
Outstanding at March 30, 2014	9,066	$41.77
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of March 30, 2014, and changes during the nine months then ended, are as follows (in thousands, except per share data):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2013	647	$33.80
Granted	527	54.76
Vested	(252)	33.09
Forfeited	(22)	40.37
Nonvested at March 30, 2014	900	$46.11
Stock-Based Compensation Valuation and Expense
The Company accounts for its employee stock-based compensation plans using the fair value method. The fair value method requires the Company to estimate the grant-date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term.
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
For RSAs and RSUs, the grant-date fair value is based upon the market price of the Company’s common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.
Stock-based compensation expense is recognized net of estimated forfeitures such that expense is recognized only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Income Statement Classification:
Cost of goods sold	$3,129	$2,334	$8,357	$6,875
Research and development	3,912	3,441	11,453	10,445
Sales, general and administrative	8,970	8,140	26,451	23,625
Total	$16,011	$13,915	$46,261	$40,945
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
During the second quarter of fiscal 2014, the Company was notified by the Internal Revenue Service that it had been allocated up to $30 million of federal tax credits as part of the American Recovery and Reinvestment Act of 2009 - Phase II (Internal Revenue Code Section 48C). This $30 million allocation is in addition to the $39 million previously allocated to the Company in the third quarter of fiscal 2010. The $30 million allocation was based upon the Company's plan to place into service approximately $100 million of qualified equipment at its U.S. manufacturing locations from fiscal 2013 through fiscal 2017. Property placed into service during fiscal 2013 generated $15 million of the potential $30 million Internal Revenue Code Section 48C credit. The remaining $15 million of Internal Revenue Code Section 48C credit was generated during the first three quarters of fiscal 2014. The tax benefit (net of related basis adjustments) will be amortized into income over the useful life (five years) of the underlying equipment that was placed in service to generate these credits. In fiscal 2014, the Company anticipates it will recognize an income tax benefit of approximately $5.2 million related to this award; of this amount, $0.7 million and $4.4 million have been recorded as tax benefits in the three and nine months ended March 30, 2014, respectively.
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
As of June 30, 2013, the Company's liability for unrecognized tax benefits was $2.7 million. The Company recognized an $18.0 million increase to the liability for unrecognized tax benefits due to uncertainty regarding a change in tax depreciation methodology adopted in the first quarter of fiscal 2014. In addition, there was a $2.3 million decrease to the amount of unrecognized tax benefits following the settlement of prior year tax audits and statute expirations. As a result, the total liability for unrecognized tax benefits as of March 30, 2014 was $18.4 million. If any portion of this $18.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $0.2 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute requirements.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2011. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2010. For foreign purposes, the Company is generally no longer subject to examination for tax periods 2003 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment. During the third quarter of fiscal 2014, the Company settled its examination with the German Federal Central Tax Office for the fiscal year ended June 29, 2008 through the fiscal year ended June 27, 2010, resulting in an immaterial amount of additional tax expense.
Note 11.    Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Nine Months Ended
March 30, 2014
Balance at beginning of period	$6,171
Warranties accrued in current period	3,019
Changes in estimates for pre-existing warranties	907
Expenditures	(3,449)
Balance at end of period	$6,648
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The warranty reserves, which are primarily related to Lighting Products, are evaluated on a quarterly basis based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of March 30, 2014, $1.0 million of the Company's product warranty liabilities were classified as long-term.
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
In September 2013, the Company and the Cooper Lighting and Illumination Management Solutions parties reached a binding term sheet agreement to settle all six cases. This non-cash settlement agreement provided for a royalty-free cross license of all of the patents-in-suit in the six cases for the life of the patents; a royalty-free cross license of each of the Company’s and Cooper Lighting’s LED luminaire patent portfolios for seven years (with carve-outs of the Company’s LED chip, LED component and LED replacement lamp patents from the cross license, as well as carve-outs for certain LED luminaires of Cooper Lighting that are not for general illumination); and a supply agreement, with no minimum purchase commitment and with a seven year term, whereby the Company may sell Cooper Lighting LED components and modules. The Company recorded a $17.4 million non-cash litigation settlement charge and related obligation in the first quarter of fiscal 2014, representing the current estimated fair value of the patent licenses to be provided to the Cooper Lighting and Illumination Management Solutions parties in excess of the fair value patent license rights to be received by the Company under the terms of the cross license agreement. This $17.4 million obligation will be amortized into income over the remainder of the seven year license period. The parties executed the definitive agreements to effect this binding agreement in February 2014, and the six cases have been dismissed with prejudice by the parties.
In conjunction with the September 2013 settlement with the Cooper Lighting and Illumination Management Solutions parties, the Company also recorded a $17.4 million offset to the non-cash litigation charge to reflect the amount receivable by the Company from the Stock Purchase Agreement escrow funds, including cash and common stock consideration, pursuant to a letter agreement approved by the Audit Committee, which the Company entered into during September 2013 with Christopher Ruud, acting as the Seller Representative for the former Ruud Lighting shareholders. The escrow consideration was provided to the Company during the third quarter of fiscal 2014 upon the execution of the final settlement agreement with the Cooper Lighting and Illumination Management Solutions parties.
Lighting Science Group Litigation
Lighting Science Group Corporation (“LSG”) filed a complaint for patent infringement against the Company in the U.S. District Court for the Middle District of Florida on April 10, 2013.  The complaint sought injunctive relief and damages for alleged infringement of U.S. patent No. 8.201,968, entitled “Low Profile Light." In March 2014, the Company and LSG executed a settlement agreement, which settlement permitted LSG to return certain LED component parts that LSG had purchased from the Company for partial credit, and provided the Company with a worldwide, non-exclusive, non-transferable, fully paid-up license under the patent-in-suit, and any and all parents, continuations, continuations-in-part, divisions, substitutions, extensions, reissues, and reexaminations thereof, and any and all foreign counterparts of the patent-in-suit. This settlement agreement ended the litigation between the parties.

Note 12. Reportable Segments

The Company's operating and reportable segments are:

•	LED Products

•	Lighting Products

•	Power and RF Products
Reportable Segments Description
The Company's LED Products segment includes LED chips, LED components and SiC materials. The Company's Lighting Products segment primarily consists of LED lighting systems. The Company's Power and RF Products segment includes power devices and RF devices.
Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three and nine months ended March 30, 2014 and March 31, 2013. The Company's CODM is the Chief Executive Officer. The Company uses substantially the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
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

Revenues, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Revenues:
LED Products	$201,119	$195,561	$634,164	$584,070
Lighting Products	176,691	130,659	498,265	361,446
Power and RF Products	27,449	22,714	78,922	65,457
Total revenue	$405,259	$348,934	$1,211,351	$1,010,973

Gross Profit and Gross Margin:
LED Products gross profit	$91,634	$85,728	$290,931	$245,381
LED Products gross margin	45.6%	43.8%	45.9%	42.0%
Lighting Products gross profit	48,487	39,966	136,731	115,449
Lighting Products gross margin	27.4%	30.6%	27.4%	31.9%
Power and RF Products gross profit	15,675	12,033	44,452	35,253
Power and RF Products gross margin	57.1%	53.0%	56.3%	53.9%
Total segment gross profit	155,796	137,727	472,114	396,083
Unallocated costs	(5,802)	(4,717)	(15,585)	(13,548)
Consolidated gross profit	$149,994	$133,010	$456,529	$382,535
Consolidated gross margin	37.0%	38.1%	37.7%	37.8%

Assets by Reportable Segment
Inventories are the only assets reviewed by the Company's CODM when evaluating segment performance and allocating resources to the segments. The following table sets forth the Company's inventories by reportable segment at March 30, 2014 and June 30, 2013.
Unallocated inventories in the table below consist primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under the Company's 401(k) plan. These costs are not allocated to the reportable segments’ inventories because the Company’s CODM does not review them regularly when evaluating segment performance and allocating resources.
The Company does not allocate assets other than inventories to the reportable segments because the Company's CODM does not review them when assessing segment performance and allocating resources. The CODM reviews all of the Company's assets other than inventories on a consolidated basis.
Inventories for each of the Company's segments are as follows (in thousands):

	March 30, 2014	June 30, 2013
LED Products	$107,392	$99,835
Lighting Products	133,067	87,546
Power and RF Products	6,997	6,593
Total segment inventories	247,456	193,974
Unallocated inventories	3,778	3,027
Consolidated inventories	$251,234	$197,001

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
Our LED products consist of LED components, LED chips and SiC materials. Our success in selling LED products depends upon our ability to offer innovative products and to enable our customers to develop and market LED-based products that successfully compete against other LED-based products and drive LED adoption against traditional lighting products.
Our lighting products primarily consist of LED lighting systems. We design, manufacture and sell lighting fixtures and lamps for the commercial, industrial and consumer markets.
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
As of March 30, 2014, we have three reportable segments:

•	LED Products

•	Lighting Products

•	Power and RF Products
For further information about our reportable segments, please refer to Note 12 "Reportable Segments" in our consolidated financial statements included in Item 1 of this Quarterly Report.

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:

•
Overall Demand for Products and Applications using LEDs. Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Although the market for LED lighting has grown in recent years, adoption of LEDs for general lighting is relatively low and faces significant challenges before widespread adoption. Demand also fluctuates based on various market cycles, a continuously evolving LED industry supply chain, and demand dynamics in the market. These uncertainties make demand difficult to forecast for us and our customers.

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

Financial Results
The following is a summary of our financial results for the nine months ended March 30, 2014:

•	Revenues increased to $1.2 billion for the nine months ended March 30, 2014 from $1.0 billion for the nine months ended March 31, 2013.

•
For the nine months ended March 30, 2014, gross margins remained consistent at 37.7% compared to 37.8% for the nine months ended March 31, 2013. For the nine months ended March 30, 2014, gross profit increased to $456.5 million from $382.5 million for the nine months ended March 31, 2013.

•
Operating income increased to $102.6 million for the nine months ended March 30, 2014 from $65.6 million for the nine months ended March 31, 2013. Net income per diluted share increased to $0.77 for the nine months ended March 30, 2014 from $0.50 for the nine months ended March 31, 2013.

•
Combined cash, cash equivalents and short-term investments increased to $1.2 billion at March 30, 2014 compared to $1.0 billion at June 30, 2013. Cash provided by operating activities was $228.2 million for the nine months ended March 30, 2014, compared to $224.1 million for the nine months ended March 31, 2013.

•	Inventories increased to $251.2 million at March 30, 2014 compared to $197.0 million at June 30, 2013.
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

Results of Operations
The following table sets forth certain consolidated statement of income data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended				Nine Months Ended
	March 30, 2014		March 31, 2013		March 30, 2014		March 31, 2013
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$405,259	100%	$348,934	100%	$1,211,351	100%	$1,010,973	100%
Cost of revenue, net	255,265	63%	215,924	62%	754,822	62%	628,438	62%
Gross profit	149,994	37%	133,010	38%	456,529	38%	382,535	38%
Research and development	46,626	12%	39,036	11%	132,805	11%	116,524	12%
Sales, general and administrative	65,368	16%	62,140	18%	197,589	16%	174,885	17%
Amortization of acquisition-related intangibles	7,257	2%	7,719	2%	21,800	2%	23,108	2%
Loss on disposal or impairment of long-lived assets	364	—%	863	—%	1,781	—%	2,385	—%
Operating income	30,379	7%	23,252	7%	102,554	8%	65,633	6%
Non-operating income, net	3,152	1%	2,512	1%	9,373	1%	8,378	1%
Income before income taxes	33,531	8%	25,764	7%	111,927	9%	74,011	7%
Income tax expense	5,367	1%	3,607	1%	17,585	1%	15,328	2%
Net income	$28,164	7%	$22,157	6%	$94,342	8%	$58,683	6%
Basic earnings per share	$0.23		$0.19		$0.78		$0.51
Diluted earnings per share	$0.23		$0.19		$0.77		$0.50

Revenues

Revenues for the three and nine months ended March 30, 2014 and March 31, 2013 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 30, 2014	March 31, 2013	Change		March 30, 2014	March 31, 2013	Change
LED Products	$201,119	$195,561	$5,558	3%	$634,164	$584,070	$50,094	9%
Percent of revenue	49%	56%			52%	58%
Lighting Products	176,691	130,659	46,032	35%	498,265	361,446	136,819	38%
Percent of revenue	44%	37%			41%	36%
Power and RF Products	27,449	22,714	4,735	21%	78,922	65,457	13,465	21%
Percent of revenue	7%	7%			7%	6%
Total revenue	$405,259	$348,934	$56,325	16%	$1,211,351	$1,010,973	$200,378	20%
Our consolidated revenue increased 16% to $405.3 million for the three months ended March 30, 2014 from $348.9 million for the three months ended March 31, 2013. For the nine months ended March 30, 2014, our consolidated revenue increased 20% to $1.2 billion from $1.0 billion for the nine months ended March 31, 2013. The year-over-year increase was due to higher sales across all three of our business segments, but driven primarily by strong sales in the Lighting Products segment.

LED Products Segment Revenue
LED Products revenue represents the largest portion of our revenue with 49% and 56% of our total revenues for the three months ended March 30, 2014 and March 31, 2013, respectively.
LED Products revenue increased 3% to $201.1 million for the three months ended March 30, 2014 from $195.6 million for the three months ended March 31, 2013, and 9% to $634.2 million for the nine months ended March 30, 2014 from $584.1 million for the nine months ended March 31, 2013. The increase in revenue was the result of an overall increase in the number of units sold, primarily from our newer products, partially offset by a decline in selling prices. The average selling prices for our LED products decreased for the three and nine months ended March 30, 2014 as compared to the three and nine months ended March 31, 2013 due primarily to market downward pricing pressure and sales of new lower cost products.
Lighting Products Segment Revenue
Lighting Products revenue represents 44% and 37% of our total revenues for the three months ended March 30, 2014 and March 31, 2013, respectively.
Lighting Products revenue increased 35% to $176.7 million for the three months ended March 30, 2014 from $130.7 million for the three months ended March 31, 2013, and 38% to $498.3 million for the nine months ended March 30, 2014 from $361.4 million for the nine months ended March 31, 2013. The increase in revenue was the result of an overall increase in the number of units sold. The increased volume was partially offset by a reduction in selling prices primarily due to sales of new lower cost products.
Power and RF Products Segment Revenue
Power and RF Products revenue represents 7% of our total revenues for both the three months ended March 30, 2014 and March 31, 2013.
Power and RF Products revenue increased 21% to $27.4 million for the three months ended March 30, 2014 from $22.7 million for the three months ended March 31, 2013, and 21% to $78.9 million for the nine months ended March 30, 2014 from $65.5 million for the nine months ended March 31, 2013. The increase in revenue was primarily the result of higher sales of RF products. The increased volume was partially offset by a reduction in selling prices primarily due to sales of new lower cost products.
Gross Profit and Gross Margin
Gross profit and gross margin for the three and nine months ended March 30, 2014 and March 31, 2013 were comprised of the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 30, 2014	March 31, 2013	Change		March 30, 2014	March 31, 2013	Change
LED Products gross profit	$91,634	$85,728	$5,906	7%	$290,931	$245,381	$45,550	19%
LED Products gross margin	45.6%	43.8%			45.9%	42.0%
Lighting Products gross profit	48,487	39,966	8,521	21%	136,731	115,449	21,282	18%
Lighting Products gross margin	27.4%	30.6%			27.4%	31.9%
Power and RF Products gross profit	15,675	12,033	3,642	30%	44,452	35,253	9,199	26%
Power and RF Products gross margin	57.1%	53.0%			56.3%	53.9%
Unallocated costs	(5,802)	(4,717)	(1,085)	23%	(15,585)	(13,548)	(2,037)	15%
Consolidated gross profit	$149,994	$133,010	$16,984	13%	$456,529	$382,535	$73,994	19%
Consolidated gross margin	37.0%	38.1%			37.7%	37.8%
Our consolidated gross profit increased 13% to $150.0 million for the three months ended March 30, 2014 from $133.0 million for the three months ended March 31, 2013. Our consolidated gross margin decreased to 37.0% for the three months ended March 30, 2014 from 38.1% for the three months ended March 31, 2013. For the nine months ended March 30, 2014, our consolidated gross profit increased 19% to $456.5 million from $382.5 million for the nine months ended March 31, 2013. For the nine months ended March 30, 2014, our consolidated gross margin decreased to 37.7% from 37.8% for the nine months ended March 31, 2013.

LED Products Segment Gross Profit and Gross Margin
LED Products gross profit increased 7% to $91.6 million for the three months ended March 30, 2014 from $85.7 million for the three months ended March 31, 2013, and increased 19% to $290.9 million for the nine months ended March 30, 2014 from $245.4 million for the nine months ended March 31, 2013. LED Products gross margin increased to 45.6% for the three months ended March 30, 2014 from 43.8% for the three months ended March 31, 2013, and increased to 45.9% for the nine months ended March 30, 2014 from 42.0% for the nine months ended March 31, 2013. LED Products gross profit and gross margin increased due to higher revenue, factory cost reductions, the introduction of new lower cost products and higher factory utilization. These benefits more than offset the decline in the average selling prices for the three and nine months ended March 30, 2014 as compared to the three and nine months ended March 31, 2013.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit increased 21% to $48.5 million for the three months ended March 30, 2014 from $40.0 million for the three months ended March 31, 2013, and increased 18% to $136.7 million for the nine months ended March 30, 2014 from $115.4 million for the nine months ended March 31, 2013. Lighting Products gross margin decreased to 27.4% for the three months ended March 30, 2014 from 30.6% for the three months ended March 31, 2013, and decreased to 27.4% for the nine months ended March 30, 2014 from 31.9% for the nine months ended March 31, 2013. Lighting Products gross profit increased for both the three and nine months ended March 30, 2014 as compared to the three and nine months ended March 31, 2013 due to growth in LED lighting products sales. Lighting Products gross margin decreased for both the three and nine months ended March 30, 2014 as compared to the three and nine months ended March 31, 2013 due to changes in product mix driven primarily by higher sales of consumer lighting products, which have lower gross margins.
Power and RF Products Segment Gross Profit and Gross Margin
Power and RF Products gross profit increased 30% to $15.7 million for the three months ended March 30, 2014 from $12.0 million for the three months ended March 31, 2013, and increased 26% to $44.5 million for the nine months ended March 30, 2014 from $35.3 million for the nine months ended March 31, 2013. Power and RF Products gross margin increased to 57.1% for the three months ended March 30, 2014 from 53.0% for the three months ended March 31, 2013, and increased to 56.3% for the nine months ended March 30, 2014 from 53.9% for the nine months ended March 31, 2013. Power and RF Products gross profit and gross margin increased due primarily to higher revenue, factory cost reductions, increased factory utilization and introduction of new lower cost products. These benefits more than offset the decline in the average selling prices for the three and nine months ended March 30, 2014 as compared to the three and nine months ended March 31, 2013.
Unallocated Costs
Unallocated costs were $5.8 million and $4.7 million for the three months ended March 30, 2014 and March 31, 2013, respectively. For the nine months ended March 30, 2014 and March 31, 2013, unallocated costs were $15.6 million and $13.5 million, respectively. These costs consist primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs are not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources. The increase of $1.1 million for the three months ended March 30, 2014 and $2.0 million for the nine months ended March 30, 2014 is primarily attributable to higher incentive and stock-based compensation incurred as a result of improved business performance in fiscal 2014 as compared to fiscal 2013.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consist primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following sets forth our research and development expenses in dollars and as a percentage of revenues (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 30, 2014	March 31, 2013	Change		March 30, 2014	March 31, 2013	Change
Research and development	$46,626	$39,036	$7,590	19%	$132,805	$116,524	$16,281	14%
Percent of revenues	12%	11%			11%	12%

Research and development expenses for the three months ended March 30, 2014 increased 19% to $46.6 million from $39.0 million for the three months ended March 31, 2013. For the nine months ended March 30, 2014, research and development expenses increased 14% to $132.8 million from $116.5 million for the nine months ended March 31, 2013. These increases were primarily due to increased spending on research and development activities focused on new LED lighting products. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities. We anticipate that in general our research and development expenses will continue to increase over time to support future growth.
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

	Three Months Ended				Nine Months Ended
	March 30, 2014	March 31, 2013	Change		March 30, 2014	March 31, 2013	Change
Sales, general and administrative	$65,368	$62,140	$3,228	5%	$197,589	$174,885	$22,704	13%
Percent of revenues	16%	18%			16%	17%
Sales, general and administrative expenses for the three months ended March 30, 2014 increased 5% to $65.4 million from $62.1 million for the three months ended March 31, 2013. For the nine months ended March 30, 2014, sales, general and administrative expenses increased 13% to $197.6 million from $174.9 million for the nine months ended March 31, 2013. These increases were primarily due to an increase in spending on sales and marketing for lighting products, including commissions, trade shows and advertising, as we continue to expand our direct sales resources and channels and invest in building and promoting the Cree brand.
Amortization of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various intangible assets, including customer relationships and developed technologies. During fiscal 2012, we acquired Ruud Lighting, resulting in $206.0 million of amortizable intangible assets, principally composed of developed technology, customer relationships and trade names. In fiscal 2008, we acquired LED Lighting Fixtures, Inc. (LLF), resulting in $41.2 million of amortizable intangible assets. These intangible assets are principally composed of developed technologies that specifically relate to technologies underlying the development of LED lighting products for the general illumination market. During fiscal 2007, we acquired INTRINSIC Semiconductor Corporation and COTCO Luminant Device Limited (now Cree Hong Kong Limited) (COTCO), resulting in $63.7 million of amortizable intangible assets principally composed of customer relationships and developed technology.

Amortization of intangible assets related to our acquisitions is as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 30, 2014	March 31, 2013	Change		March 30, 2014	March 31, 2013	Change
Ruud Lighting	$5,746	$5,743	$3	—%	$17,238	$17,180	$58	—%
COTCO	753	1,040	(287)	(28)%	2,259	3,121	(862)	(28)%
LLF	750	750	—	—%	2,249	2,249	—	—%
INTRINSIC	8	186	(178)	(96)%	54	558	(504)	(90)%
Total	$7,257	$7,719	($462)	(6)%	$21,800	$23,108	($1,308)	(6)%
Loss on Disposal or Impairment of Long-Lived Assets
The following table sets forth our loss on disposal or impairment of long-lived assets (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 30, 2014	March 31, 2013	Change		March 30, 2014	March 31, 2013	Change
Loss on disposal or impairment of long-lived assets	$364	$863	($499)	(58)%	$1,781	$2,385	($604)	(25)%
We operate a capital intensive business. As such, we dispose of a certain level of our equipment in the normal course of business as our production process changes due to production improvement initiatives or product mix changes. Due to the risk of technological obsolescence or changes in our production process, we regularly review our equipment and capitalized patent costs for possible impairment. We recognized a net loss of $0.4 million on the disposal of long-lived assets for the three months ended March 30, 2014 compared to a net loss of $0.9 million for the three months ended March 31, 2013. For the nine months ended March 30, 2014, we recognized a net loss of $1.8 million compared to $2.4 million for the nine months ended March 31, 2013.
Non-Operating Income, Net
The following table sets forth our non-operating income, net (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 30, 2014	March 31, 2013	Change		March 30, 2014	March 31, 2013	Change
Foreign currency (loss) gain, net	($368)	$296	($664)	(224)%	$109	$424	($315)	(74)%
Gain on sale of investments, net	15	48	(33)	(69)%	25	84	(59)	(70)%
Interest income, net	3,415	2,018	1,397	69%	8,562	5,756	2,806	49%
Other, net	90	150	(60)	(40)%	677	2,114	(1,437)	(68)%
Total non-operating income, net	$3,152	$2,512	$640	25%	$9,373	$8,378	$995	12%
We have no debt or active lines of credit and therefore we are in a net interest income position. Our investments consist of municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. The primary objective of our investment policy is preservation of principal.
Foreign currency (loss) gain, net. Foreign currency (loss) gain, net consists primarily of remeasurement adjustments resulting from consolidating our international subsidiaries. The changes in foreign currency (loss) gain, net are primarily due to fluctuations in the exchange rate between the Chinese Yuan and the United States Dollar.
Gain on sale of investments, net. Gain on sale of investments, net was $15 thousand for the three months ended March 30, 2014 compared to $48 thousand for the three months ended March 31, 2013. For the nine months ended March 30, 2014, gain on sale of investments, net was $25 thousand compared to $84 thousand for the nine months ended March 31, 2013.
Interest income, net. Interest income, net was $3.4 million for the three months ended March 30, 2014 compared to $2.0 million for the three months ended March 31, 2013. For the nine months ended March 30, 2014, interest income, net was $8.6 million compared to $5.8 million for the nine months ended March 31, 2013. The increase in interest income for the three and nine months ended March 30, 2014 was primarily due to earning higher investment yields and higher invested balances as compared to the three and nine months ended March 31, 2013.

Other, net. Other, net was $0.1 million for the three months ended March 30, 2014 compared to $0.2 million for the three months ended March 31, 2013. For the nine months ended March 30, 2014, other, net was $0.7 million compared to $2.1 million for the nine months ended March 31, 2013. The decrease for the nine months ended March 30, 2014 is due primarily to a one-time payment received in connection with the SemiLEDs patent litigation settlement which occurred in the first quarter of fiscal 2013.
Income Tax Expense
The following table sets forth our income tax expense in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 30, 2014	March 31, 2013	Change		March 30, 2014	March 31, 2013	Change
Income tax expense	$5,367	$3,607	$1,760	49%	$17,585	$15,328	$2,257	15%
Effective tax rate	16.0%	14.0%			15.7%	20.7%

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
We recognized income tax expense of $5.4 million for an effective tax rate of 16.0% for the three months ended March 30, 2014 as compared to income tax expense of $3.6 million for an effective tax rate of 14.0% for the three months ended March 31, 2013. This increase in our effective tax rate was primarily due to the third quarter of fiscal 2013 tax benefit from the retroactive reinstatement and extension of the research and development credit being larger than the third quarter of fiscal 2014 tax benefits related to a statute expiration. The retroactive reinstatement and extension of the research and development credit provided a catch-up tax benefit for six quarters (fiscal 2012 and the first half of fiscal 2013) during the third quarter of fiscal 2013. The research and development credit expired in December 2013.
For the nine months ended March 30, 2014, we recognized income tax expense of $17.6 million for an effective tax rate of 15.7% compared to $15.3 million for an effective tax rate of 20.7% for the nine months ended March 31, 2013. This decrease in our effective tax rate was primarily due to an increased percentage of our income being earned in lower tax jurisdictions and the tax benefit related to the receipt of U.S. federal tax credits awarded on November 15, 2013 as part of Phase II of the American Recovery and Reinvestment Act of 2009 (Internal Revenue Code Section 48C).
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
We may use a portion of our available cash and cash equivalents, or funds underlying our marketable securities, to repurchase shares of our common stock pursuant to repurchase programs authorized by our Board of Directors. With our strong working capital position, we believe that we have the ability to continue to invest in further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio, secure key intellectual properties or expand our production capacity.
Liquidity
Our liquidity and capital resources depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories, reduced by trade accounts payable, accrued salaries and wages, and other accrued expenses. Our working capital increased to $1.5 billion as of March 30, 2014 from $1.3 billion as of June 30, 2013, primarily due to $228.2 million cash provided by operating activities and $89.5 million cash provided by the net issuances of common stock from employee option exercises. These cash inflows were partially offset by payments for patent and licensing rights and purchases of property and equipment of $134.4 million.
The following table presents the components of our cash conversion cycle for the three months ended March 30, 2014 and June 30, 2013:

	March 30, 2014	June 30, 2013	Change
Days of sales outstanding(a)	49	46	3	7%
Days of supply in inventory(b)	89	76	13	17%
Days in accounts payable(c)	(56)	(47)	(9)	19%
Cash conversion cycle	82	75	7	9%

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

The increase in the cash conversion cycle was primarily driven by an increase in days of inventory partially offset by an increase in days in accounts payable.
As of March 30, 2014, we had unrealized losses on our investments of $0.9 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at March 30, 2014 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of March 30, 2014.

Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Nine Months Ended
	March 30, 2014	March 31, 2013	Change
Net cash provided by operating activities	$228,170	$224,070	$4,100	2%
Net cash used in investing activities	(257,261)	(270,954)	13,693	(5)%
Net cash provided by financing activities	107,765	46,350	61,415	133%
Effects of foreign exchange changes on cash and cash equivalents	95	87	8	9%
Net increase (decrease) in cash and cash equivalents	$78,769	($447)	$79,216
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities was $228.2 million for the nine months ended March 30, 2014 compared to $224.1 million for the nine months ended March 31, 2013. This increase was primarily due to an increase in net income partially offset by changes in our working capital.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our investments, purchases of property and equipment and payments for patent and licensing rights. Net cash used in investing activities was $257.3 million for the nine months ended March 30, 2014 compared to $271.0 million for the nine months ended March 31, 2013. For the nine months ended March 30, 2014, our purchases of property and equipment were $119.6 million as compared to $55.4 million for the nine months ended March 31, 2013. Our capital spending increased as we continued to make investments in capacity to support our future growth. This increase was more than offset by lower net purchases of investments for the nine months ended March 30, 2014 compared to the nine months ended March 31, 2013.
We continue to actively manage our capital spending. For fiscal 2014, we now target approximately $175.0 million of capital investment to support our strategic priorities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $107.8 million for the nine months ended March 30, 2014 and $46.4 million for the nine months ended March 31, 2013. For the nine months ended March 30, 2014 and March 31, 2013, our financing activities primarily consisted of proceeds of $107.9 million and $47.0 million, respectively, from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our future success may depend on our ability to develop new, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development, introduction and acceptance of new products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions for market requirements beyond near term visibility;

•	our ability to predict, influence, and/or react to evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs;

•	our ability to effectively transfer products and technology from development to manufacturing;

•	our customers' ability to develop competitive products incorporating our products; and

•	market acceptance of our customers' products.
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
Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Although the market for LED lighting has grown rapidly in recent years, adoption of LEDs for general lighting is relatively new, still limited and faces significant challenges before widespread adoption. In order to manage our growth and business strategy effectively in light of uncertainty related to the pace of adoption, we must continue to:

•	maintain, expand and purchase adequate manufacturing facilities and equipment to meet customer demand;

•	manage an increasingly complex supply chain that has the ability to scale to maintain a sufficient supply of raw materials;

•	expand research and development, sales and marketing, technical support, distribution capabilities and administrative functions;

•	manage organizational complexity and communication;

•	expand the skills and capabilities of our current management team;

•	add experienced senior level managers; and

•	attract and retain qualified employees.
While we intend to focus on managing our costs and expenses, over the long term we expect to invest substantially to support our growth and may have additional unexpected costs. For example, in 2013, we expanded our facilities in Wisconsin and North Carolina, and continue to do so in 2014. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. There are also inherent execution risks in starting up a new factory or expanding production capacity that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control during the start-up phase.
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
With the growth potential for LEDs, we will continue to face increased competition in the future. If the investment in new capacity exceeds the growth in demand, the LED market is likely to become more competitive with additional pricing pressures. Additionally, new technologies could emerge or improvements could be made in existing technologies that may also reduce the demand for LEDs in certain markets. There are also new technologies, such as organic LEDs (OLEDs), which could potentially have the same impact on LED demand for backlighting, which could impact the overall LED market.
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
We receive a significant amount of our revenues from a limited number of customers, including distributors, one of which represented greater than 10% of our consolidated revenues in fiscal 2013. Most of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including: developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. In the case of retailers, these customers may alter their promotional pricing, increase promotion of competitor's products over our products or reduce their inventory levels all of which could negatively impact our financial condition and results of operations. If our customers alter their purchasing behavior, if our customers' purchasing behavior does not match our expectations, or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.
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
Goodwill and purchased intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the unamortized balance of our finite-lived intangible assets when indicators of potential impairment are present. Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a decline in our stock price and market capitalization and slower growth rates in our industry. The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other intangible assets could adversely impact our results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the third quarter of fiscal 2014. The following table summarizes our stock repurchase activity for the third quarter of fiscal 2014 (in thousands, except price per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program[2]
Shares repurchased outside our Stock Repurchase Program in connection with our indemnification rights[1]
December 30, 2013 to January 26, 2014	—	$—	—	$200,000
January 27, 2014 to February 23, 2014	—	—	—	200,000
February 24, 2014 to March 30, 2014	141	59.49	—	200,000
Total	141	$59.49	—	$200,000

(1) Represents shares of our common stock returned to us pursuant to a letter agreement which the Company entered into during September 2013 with the former Ruud Lighting shareholders to settle all remaining indemnification claims under the stock purchase agreement, which letter agreement was approved by the Audit Committee.  The average price per share represents the closing market price on September 26, 2013, the effective date of the letter agreement.
(2) On January 18, 2001, we announced the authorization by our Board of Directors of a program to repurchase shares of our outstanding common stock. Several times since then, the Board of Directors has renewed the program and increased the number of shares that can be repurchased under the program. As of March 30, 2014, pursuant to an extension of the stock repurchase program by the Board of Directors, we are authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 20, 2013 through the June 29, 2014 expiration of the program. During the three months ended March 30, 2014, no common stock was repurchased under the repurchase program.
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
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

April 23, 2014

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
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements