Form 10-K
period 2014-06-29
CREE INC
filed 2014-08-27
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of December 27, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,379,080,394 (based on the closing sale price of $61.49 per share).
The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 21, 2014 was 120,040,796.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 28, 2014 are incorporated by reference into Part III.

CREE, INC.
FORM 10-K
For the Fiscal Year Ended June 29, 2014

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
Our LED products consist of LED components, LED chips and silicon carbide (SiC) materials. Our success in selling LED products depends upon our ability to offer innovative products and to enable our customers to develop and market LED-based products that successfully compete against other LED-based products and drive LED adoption against traditional lighting products.
Our lighting products primarily consist of LED lighting systems and bulbs. We design, manufacture and sell lighting fixtures and lamps for the commercial, industrial and consumer markets.
In addition, we develop, manufacture and sell power and RF devices. Our power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Our RF devices are made from gallium nitride (GaN) and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide (GaAs).
The majority of our products are manufactured at our production facilities located in North Carolina, Wisconsin and China. We also use contract manufacturers for certain aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, California, Wisconsin, India and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987 and is headquartered in Durham, North Carolina. For further information about our consolidated revenue and earnings, please see our consolidated financial statements included in Item 8 of this Annual Report.

Reportable Segments
Our three reportable segments are:

•	LED Products

•	Lighting Products

•	Power and RF Products

Reportable segments are components of an entity that have separate financial data that the entity’s Chief Operating Decision Maker (CODM) regularly reviews when allocating resources and assessing performance. Our CODM is the Chief Executive Officer.

For financial results by reportable segment, please refer to Note 13, “Reportable Segments,” in our consolidated financial statements included in Item 8 of this Annual Report.

Products by Reportable Segment
LED Products Segment
LED Products revenue was $833.7 million, $801.5 million and $756.9 million representing 51%, 58%, and 65% of revenue for the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, respectively. LED Products gross profit was $381.0 million, $344.6 million and $290.6 million and gross margin was 46%, 43% and 38% for the fiscal years 2014, 2013 and 2012, respectively.
Our LED Products segment includes LED chips, LED components and SiC materials.

LED Chips
Our LED chip products include blue and green LED chips based on GaN and related materials. LED chips or die are solid state electronic components used in a number of applications and are currently available in a variety of brightness levels, wavelengths (colors) and sizes. We use our LED chips in the manufacturing of our LED components. Customers use our blue and green LED chips in a variety of applications including video screens, gaming displays, function indicator lights and automotive backlights, headlamps and directional indicators. Customers may also combine our blue LED chips with phosphors to create white LEDs, which are used in various applications for indoor and outdoor illumination and backlighting, full-color display screens, liquid crystal display (LCD) backlighting, white keypads and the camera flash function.
LED Components
Our LED components include a range of packaged LED products, from our XLamp® LED components and LED modules for lighting applications to our high-brightness LED components.
Our XLamp LED components and LED modules are lighting class packaged LED products designed to meet a broad range of market needs for lighting applications including general illumination (both indoor and outdoor applications), portable, architectural, signal and transportation lighting. We use our XLamp LED components in our own lighting products. We also sell XLamp LED components externally to customers and distributors for use in a variety of products, primarily for lighting applications.
Our high-brightness LED components consist of surface mount (SMD) and through-hole packaged LED products. Our SMD LED component products are available in a full range of colors designed to meet a broad range of market needs, including video, signage, general illumination, transportation, gaming and specialty lighting. Our through-hole packaged LED component products are available in a full range of colors primarily designed for the signage market and provide users with color and brightness consistency across a wide viewing area.
SiC Materials
Our SiC materials are targeted for customers who use them to manufacture products for RF, power switching, gemstones and other applications. Corporate, government and university customers also buy SiC materials for research and development directed at RF and high power devices. We sell our SiC materials in bulk form, as a bare wafer and with SiC or GaN epitaxial films.
Lighting Products Segment
Lighting Products revenue was $706.4 million, $495.1 million, and $334.7 million, representing 43%, 36%, and 29% of our revenue for the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, respectively. Lighting Products gross profit was $197.3 million, $148.9 million and $103.4 million and gross margin was 28%, 30% and 31% for the fiscal years 2014, 2013 and 2012, respectively.
Our Lighting Products segment primarily consists of LED lighting systems and bulbs. We design, manufacture and sell lighting systems for indoor and outdoor applications, with our primary focus on LED lighting systems for the commercial, industrial and consumer markets. Lighting products are sold to distributors, retailers and direct to customers. Our portfolio of lighting products is designed for use in settings such as office and retail space, restaurants and hospitality, schools and universities, manufacturing, healthcare, airports, municipal, residential, street lighting and parking structures, among other applications.
Power and RF Products Segment
Power and RF Products revenue was $107.5 million, $89.4 million, and $73.0 million, representing 6%, 6% and 6% of our revenue for the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, respectively. Power and RF Products gross profit was $60.7 million, $48.1 million and $32.1 million and gross margin was 56%, 54% and 44% for the fiscal years 2014, 2013 and 2012, respectively.
Our Power and RF Products segment includes power devices and RF devices.
Power Devices
Our SiC-based power products include Schottky diodes, SiC metal semiconductor field-effect transistors (MOSFETs), and SiC power modules at various voltages. Our power products provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Power products are sold primarily to customers and distributors for use in power supplies used in computer servers, solar inverters, uninterruptible power supplies, industrial power supplies and other applications. We are working to develop additional and improved SiC-based power device solutions to expand the potential uses and applications for our products.

RF Devices
Our RF products include a variety of GaN high electron mobility transistors (HEMTs) and monolithic microwave integrated circuits (MMICs), which are optimized for military, telecom and other commercial applications. Our RF devices are made from SiC and GaN and provide improved efficiency, bandwidths and frequency of operation as compared to silicon or GaAs. We also provide foundry services for GaN HEMTs and MMICs. Our foundry service allows a customer to design its own custom RF circuits to be fabricated in our foundry, or have us design and fabricate custom products that meet their specific requirements.

Financial Information about Geographic Areas of Customers and Assets
We derive a significant portion of our revenue from product sales to international customers. For information concerning geographic areas of our customers and geographic information concerning our long-lived assets, please see Note 13, “Reportable Segments,” in our consolidated financial statements included in Item 8 of this Annual Report. International operations expose us to risks that are different from operating in the United States, including foreign currency translation and transaction risk, risk of changes in tax laws, application of import/export laws and regulations and other risks described further in Item 1A, “Risk Factors,” of this Annual Report.

Research and Development
We invest significant resources in research and development. Our research and development activity includes efforts to:

•	increase the quality, performance and diameter of our substrate and epitaxial materials;

•	continually improve our manufacturing processes;

•	develop brighter, more efficient and lower cost LED chip and component products;

•	create new, and improve existing LED components and LED lighting products; and

•	develop higher power diodes/switches and higher power/linearity RF devices.
When our customers participate in funding our research and development programs, we recognize the amount funded as a reduction of research and development expenses to the extent that our customers’ funding does not exceed our respective research and development costs. Research and development expenses were $181.4 million, $155.9 million and $143.4 million for the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, respectively. For further information about these programs, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in our consolidated financial statements included in Item 8 of this Annual Report. For further information about our research and development, see “Research and Development” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Sales and Marketing
We continue to make significant investments to expand our global sales, marketing, technical applications support, and distribution capabilities to sell our lighting products and further enable new and existing customers to implement LED and power technology into their products. We also continue to make investments to promote and build market awareness of the Cree brand. Our growing sales, marketing and technical applications teams include personnel throughout North America, Asia and Europe.

Customers
We have historically had a few key customers who represented more than 10% of our consolidated revenue. In fiscal 2014, revenue from Arrow Electronics, Inc. (Arrow) and The Home Depot, Inc. (Home Depot) accounted for 13% and 11% of our total consolidated revenue, respectively. In fiscal 2013, revenue from Arrow accounted for 16% of our total consolidated revenue. In fiscal 2012, revenue from Arrow and World Peace Industrial Co., Ltd. (World Peace) represented 18% and 10% of our total consolidated revenue, respectively. Arrow is a customer of our LED Products and Power and RF Products segments. Home Depot is a customer of our Lighting Products segment. World Peace is a customer of our LED Products segment. For further discussion regarding customer concentration, please see Note 14, “Concentrations of Risk,” in our consolidated financial statements included in Item 8 of this Annual Report. The loss of any large customer could have a material adverse effect on our business and results of operations.

Distribution
A substantial portion of our products are sold to distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers, manufacturers who incorporate our products into their own manufactured goods and ultimate end users of our products. We also utilize third-party sales representatives who generally do not maintain a product inventory; instead, their customers place orders directly with us or through distributors. We also sell an increasing portion of our products through retailers, which stock inventory and sell our products directly to consumers.

Seasonality
Our LED Products segment historically has experienced, and in the future may experience, seasonally lower sales during our fiscal third quarter due to the Chinese New Year holiday.  Our Lighting Products segment historically has experienced, and in the future may experience, seasonally lower lighting fixture sales due to winter weather, impacting our fiscal second and third quarters. In addition, the retail lighting industry has historically had seasonally lower sales of light bulbs in the summer, which has not yet but could impact our fiscal fourth and first quarters. Our Power and RF Products segment is not generally subject to seasonality.
Our sales also vary based on other factors such as customer demand and government regulation.
If anticipated sales or shipments do not occur when expected, our results of operations for that quarter, and potentially for future quarters, may be adversely affected.

Backlog
Our backlog at June 29, 2014, the last day of our 2014 fiscal year, was approximately $193.2 million, compared with a backlog of approximately $216.0 million at June 30, 2013, the last day of our 2013 fiscal year. Because of the generally short cycle time between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which at times may be made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net revenue for any future period.  Additionally, our June 29, 2014 backlog figure contained $34.3 million of research contracts signed with the U.S. Government, for which approximately $26.0 million had not been appropriated as of the last day of fiscal 2014.  Our June 30, 2013 backlog figure contained $39.0 million of research contracts signed with the U.S. Government, for which approximately $30.5 million was not appropriated as of the last day of fiscal 2013. Our backlog could be adversely affected if the U.S. Government exercises its rights to terminate our government contracts or does not appropriate and allocate all of the funding contemplated by the contracts.

Sources of Raw Materials
We depend on a number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including certain key materials and equipment used in critical stages of our manufacturing processes. We generally purchase these limited source items pursuant to purchase orders and have limited guaranteed supply arrangements with our suppliers. Our suppliers, located around the world, can be subject to many constraints limiting supply that are beyond our control. We believe our current supply of essential materials is sufficient to meet our needs. However, shortages have occurred from time to time and could occur again.

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
LED Products Segment
Our LED Products segment’s primary competitors are Nichia Corporation (Nichia), OSRAM Opto Semiconductors GmbH (OSRAM), Koninklijke Philips Electronics N.V. (Philips), and Samsung LED Company (Samsung).

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
LED Components
The market for lighting class LED components is concentrated primarily in indoor and outdoor commercial lighting; specialty lighting, including torch lamps (flashlights); color changing architectural lighting; signs and signals; and transportation. Nichia, OSRAM, Philips and Samsung are the main competitors in these markets. These companies sell LED components that compete indirectly with our target customers for LED chips and compete directly with our XLamp LED components and LED modules. There are a large number of other companies, primarily based in Asia, that offer products designed to compete both directly and indirectly with our LED components in lighting and other applications. We are positioning our XLamp LED components and LED modules to compete in this market based on performance, price and usability.
Our high-brightness LED components compete with a larger number of companies around the world in a variety of applications including signage, video, transportation, gaming and specialty lighting. We are positioning our high-brightness LED components to compete in this market based on performance, price, availability and usability.
SiC Materials
We have continued to maintain our well-established leadership position in the sale of SiC bulk material, SiC wafer and SiC and GaN epitaxy products. We are seeing increased competition in this market.

Lighting Products Segment
Our Lighting Products segment currently faces competition from traditional lighting fixture companies, lamp manufacturers and from non-traditional companies focused on LED lighting systems including fixtures and lamps. Lighting companies such as Acuity Brands, Inc., the Cooper Lighting division of Eaton Corporation plc, General Electric Company, Hubbell Incorporated, Philips and OSRAM are the main competitors in this market, but there are also many small and medium sized lighting competitors. Increasingly, other start-up companies are also beginning to emerge in the LED lighting markets in which we compete.
Our LED lighting products compete against traditional lighting products using incandescent, fluorescent, halogen, ceramic metal halide, high pressure sodium or other lighting technologies. Our LED lighting products compete against traditional lighting products based upon superior energy savings, extended life, improved lighting quality and lower total cost of ownership. Also, our LED lighting products have a reduced impact on the environment as compared to fluorescent and compact fluorescent technologies that contain mercury.
We also compete with LED-based products from traditional and non-traditional lamp and fixture companies, some of which are customers for our LED chips and LED components. Our products compete on the basis of color quality and consistency, superior light output, reduced energy consumption, brand, customer service and lower total cost of ownership.

Power and RF Products Segment
Power Devices
Our SiC-based power devices compete with similar devices offered by Infineon Technologies AG, STMicroelectronics, Inc. and Rohm Co., Ltd. There are also a number of other companies developing SiC-based power devices. In addition, our products compete with existing silicon-based power devices offered by a variety of manufacturers.

RF Devices
Currently, Sumitomo Electric Device Innovations, Inc. is the main company offering products that compete directly with our GaN HEMT products, although several other companies such as RF Micro Devices, Inc. and Triquint Semiconductor, Inc. (who have announced their plans to merge) have products that compete with us as well. Our products also face competition from existing silicon and GaAs-based products.

Patents and Other Intellectual Property Rights
We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants, purchases and assignments, rights to patents on inventions originally developed by others. As of June 29, 2014, we owned or were the exclusive licensee of 1,326 issued U.S. patents and approximately 2,340 foreign patents with various expiration dates extending up to 2039. We do not consider our business to be materially dependent upon any one patent, and we believe our business will not be materially adversely affected by the expiration of any one patent. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets by keeping confidential the information that we believe provides us with a competitive advantage. We attempt to create strong brands for our products and promote our products through trademarks that distinguish them in the market. We may license our customers to use our trademarks in connection with the sale of our products, and we monitor for the proper and authorized use of our marks.
Licensing activities and lawsuits to enforce intellectual property rights, particularly patent rights, are a common aspect of the semiconductor, LED and lighting industries, and we attempt to ensure respect for our intellectual property rights through appropriate actions. The breadth of our intellectual property rights and the extent to which they can be successfully enforced varies across jurisdictions. We both make and receive inquiries regarding possible patent infringements and possible violations of other intellectual property rights in the normal course of business. Depending on the circumstances, we may seek to negotiate a license or other acceptable resolution. If we are unable to achieve a resolution by agreement, we may seek to enforce our rights or defend our position through litigation. Patent litigation in particular is expensive and the outcome is often uncertain. We believe that the strength of our portfolio of patent rights is important in helping us resolve or avoid such disputes with other companies in our industry.

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

Working Capital
For a discussion of our working capital practices, see “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Employees
As of June 29, 2014, we employed 7,130 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights. We consider relations with our employees to be good.

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
Our future success may depend on our ability to develop new, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development, introduction and acceptance of new products depends on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions for market requirements;

•	our ability to predict, influence and/or react to evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs;

•	our ability to effectively transfer products and technology from development to manufacturing;

•	our customers’ ability to develop competitive products incorporating our products; and

•	market acceptance of our customers’ products.
If any of these or other similar factors becomes problematic, we may not be able to develop and introduce these new products in a timely or cost-effective manner.
If we are unable to effectively develop, manage and expand our sales channels for our products, our operating results may suffer.
We have expanded into business channels that are different from those in which we have historically operated as we grow our business and sell more LED and lighting products. Lighting sales agents have in the past and may in the future choose to drop our product lines from their portfolio to avoid losing access to our competitors’ lighting products, resulting in a disruption in the project pipeline and lower than targeted sales for our lighting products. We sell an increasing portion of our lighting products through retailers who may alter their promotional pricing or inventory strategies, which could impact our targeted sales of these products. If we are unable to effectively penetrate these channels or develop alternate channels to ensure our products are reaching the intended customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the timeline established by our customers.

We sell a substantial portion of our products to distributors. We rely on distributors to develop and expand their customer base as well as anticipate demand from their customers. If they are not successful, our growth and profitability may be adversely impacted. Distributors must balance the need to have enough products in stock in order to meet their customers’ needs against their internal target inventory levels and the risk of potential inventory obsolescence. The risks of inventory obsolescence are especially relevant to technological products. The distributors’ internal target inventory levels vary depending on market cycles and a number of factors within each distributor over which we have very little, if any, control.
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
While we intend to focus on managing our costs and expenses, over the long term we expect to invest substantially to support our growth and may have additional unexpected costs. For example, we have recently expanded our facilities in Wisconsin and North Carolina, and continue to do so to support our growth. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. There are also inherent execution risks in starting up a new factory or expanding production capacity that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control during the start-up phase.
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
In connection with our efforts to cost-effectively manage our growth, we have increasingly relied on contractors for production capacity, logistics support and certain administrative functions including hosting of certain information technology software applications. If these service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, or an impact on employee morale. Our operations may also be negatively impacted if any of these service providers do not have the financial capability to meet our growing needs.
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
We rely on a number of key sole source and limited source suppliers and are subject to high price volatility on certain commodity inputs, variations in parts quality, and raw material consistency and availability.
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
We generally purchase these sole or limited source items with purchase orders, and we have limited guaranteed supply arrangements with such suppliers. Some of our sources can have variations in attributes and availability which can affect our ability to produce products in sufficient volume or quality. We do not control the time and resources that these suppliers devote to our business, and we cannot be sure that these suppliers will perform their obligations to us. Additionally, general shortages in the marketplace of certain raw materials or key components may adversely impact our business. In the past, we have experienced decreases in our production yields when suppliers have varied from previously agreed upon specifications or made other modifications we do not specify, which impacted our cost of revenue.
Additionally, the inability of our suppliers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. This risk may increase if an economic downturn negatively affects key suppliers or a significant number of our other suppliers. Any delay in product delivery or other interruption or variation in supply from these suppliers could prevent us from meeting commercial demand for our products. If we were to lose key suppliers, if our key suppliers were unable to support our demand for any reason or if we were unable to identify and qualify alternative suppliers, our manufacturing operations could be interrupted or hampered significantly.
We rely on arrangements with independent shipping companies for the delivery of our products from vendors and to customers both in the United States and abroad. The failure or inability of these shipping companies to deliver products or the unavailability of shipping or port services, even temporarily, could have a material adverse effect on our business. We may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security.
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
The LED lighting industry is in the early stages of adoption and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The industry has experienced significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. As the markets for our products mature, additional fluctuations may result from variability and consolidations within the industry’s customer base. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. These fluctuations have also been characterized by higher demand for key components and equipment used in, or in the manufacture of, our products resulting in longer lead times, supply delays and production disruptions.

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
We depend on a limited number of customers, including distributors and retailers, for a substantial portion of our revenue, and the loss of, or a significant reduction in purchases by, one or more of these customers could adversely affect our operating results.
We receive a significant amount of our revenue from a limited number of customers, including distributors and retailers, two of which represented greater than 10% of our consolidated revenue in fiscal 2014. Most of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. In the case of retailers, these customers may alter their promotional pricing; increase promotion of competitors' products over our products; or reduce their inventory levels; all of which could negatively impact our financial condition and results of operations. If our customers alter their purchasing behavior, if our customers’ purchasing behavior does not match our expectations or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.
Our results of operations, financial condition and business could be harmed if we are unable to balance customer demand and capacity.
As customer demand for our products changes, we must be able to ramp up or adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase our production capacity at our targeted rate or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets.
Conversely, due to the proportionately high fixed cost nature of our business (such as facility costs), if demand does not increase at the rate forecasted, we may not be able to scale our manufacturing expenses or overhead costs to correspond to the demand.  This could result in lower margins and adversely impact our business and results of operations.  Additionally, if product demand decreases or we fail to forecast demand accurately, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write-off charges. We have in the past and may in the future be required to recognize excess capacity charges, which would have a negative impact on our results of operations.
In addition, our efforts to improve quoted delivery lead-time performance may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net revenue and operating results.
If our products fail to perform or fail to meet customer requirements or expectations, we could incur significant additional costs, including costs associated with the recall of those items.
The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident after shipment. Even if our products meet standard specifications, our customers may attempt to use our products in applications for which they were not designed or in products that were not designed or manufactured properly, resulting in product failures and creating customer satisfaction issues.

We have experienced product quality, performance or reliability problems from time to time and defects or failures may occur in the future. If failures or defects occur, we may need to recall our products. These recalls could result in significant losses due to:

•	costs associated with the removal, collection and destruction of the product recalled;

•	payments made to replace recalled product;

•	the write-down or destruction of existing inventory subject to the recall;

•	lost sales due to the unavailability of product for a period of time;

•	delays, cancellations or rescheduling of orders for our products; or

•	increased product returns.

A significant product recall could also result in adverse publicity, damage to our reputation and a loss of customer or consumer confidence in our products. We also may be the target of product liability lawsuits or regulatory proceedings by the Consumer Product Safety Commission (CPSC) and could suffer losses from a significant product liability judgment or adverse CPSC finding against us if the use of our products at issue is determined to have caused injury or contained a substantial product hazard.
We provide warranty periods ranging from 90 days to 10 years on our products. The standard warranty on nearly all of our new LED lighting products, which represent an increasing portion of our revenue, is 10 years. Although we believe our reserves are appropriate, we are making projections about the future reliability of new products and technologies, and we may experience increased variability in warranty claims. Increased warranty claims could result in significant losses due to a rise in warranty expense and costs associated with customer support.
Variations in our production yields could impact our ability to reduce costs and could cause our margins to decline and our operating results to suffer.
All of our products are manufactured using technologies that are highly complex. The number of usable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

•	variability in our process repeatability and control;

•	contamination of the manufacturing environment;

•	equipment failure, power outages, information or other system failures or variations in the manufacturing process;

•	lack of consistency and adequate quality and quantity of piece parts, other raw materials and other bill of materials items;

•	inventory shrinkage or human errors;

•	defects in production processes (including system assembly) either within our facilities or at our suppliers; and

•	any transitions or changes in our production process, planned or unplanned.
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
We have a developing brand with increasing value.  Maintaining and continually enhancing the value of this brand is critical to the success of our business.  Brand value is based in large part on customer perceptions.  Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products.  Brand value could diminish significantly due to a number of factors, including adverse publicity about our products (whether valid or not), a failure to maintain the quality of our products (whether perceived or real), the failure of our products to deliver consistently positive consumer experiences, the products becoming unavailable to consumers or consumer perception that we have acted in an irresponsible manner.  Damage to our brand, reputation or loss of customer confidence in our brand or products could result in decreased demand for our products and have a negative impact on our business, results of operations or financial condition.
Global economic conditions could materially adversely impact demand for our products and services.
Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition.
If we fail to evaluate and execute strategic opportunities successfully, our business may suffer.
From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, divestitures or investments. If we choose to enter into such transactions, we face certain risks, such as the failure of an acquired business to meet our performance expectations, diversion of management attention, identification of additional liabilities relating to the acquired business, loss of existing customers of our current and acquired businesses due to concerns that new product lines may be in competition with the customers’ existing product lines, and difficulty integrating an acquired business’s operations, personnel and financial and operating systems into our current business.
We may not be able to adequately address these risks or any other problems that arise from our prior or future acquisitions, divestitures or investments. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any such business transaction could adversely affect our business, results of operations or financial condition.
Our revenue is highly dependent on our customers’ ability to produce, market and sell more integrated products.
Our revenue in our LED Products and Power and RF Products segments depends on getting our products designed into a larger number of our customers’ products and in turn, our customers’ ability to produce, market and sell their products. For example, we have current and prospective customers that create, or plan to create, lighting systems using our LED components. Even if our customers are able to develop and produce LED lighting products and products that incorporate our Power and RF products, there can be no assurance that our customers will be successful in marketing and selling these products in the marketplace.
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
Changes in governmental budget priorities could adversely affect our business and results of operations.  U.S. and foreign government agencies have purchased products directly from us and products from our customers, and U.S. government agencies have historically funded a portion of our research and development activities.  When the government changes budget priorities, such as in times of war or financial crisis, our research and development funding and our product sales to government entities and government-funded customers are at risk.  For example, demand and payment for our products and our customers’ products may be affected by public sector budgetary cycles, funding authorizations or utility rebates. Funding reductions or delays could negatively impact demand for our products. If government or utility funding is discontinued or significantly reduced, our business and results of operations could be adversely affected.

Our operations in foreign countries expose us to certain risks inherent in doing business internationally, which may adversely affect our business, results of operations or financial condition.
We have operations, manufacturing facilities and contract manufacturing arrangements in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenue, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

•	protection of intellectual property and trade secrets;

•	tariffs, customs and other barriers to importing/exporting materials and products in a cost effective and timely manner, or changes in applicable tariffs or custom rules;

•	timing and availability of export licenses;

•	rising labor costs;

•	disruptions in or inadequate infrastructure of the countries where we operate;

•	difficulties in collecting accounts receivable;

•	difficulties in staffing and managing international operations;

•	the burden of complying with foreign and international laws and treaties; and

•	the burden of complying with and changes in international taxation policies.
In some instances, we have received and may continue to receive incentives from foreign governments to encourage our investment in certain countries, regions or areas outside of the United States. In particular, we have received and may continue to receive such incentives in connection with our operations in Asia, as Asian national and local governments seek to encourage the development of the technology industry. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any reduction or elimination of incentives currently provided to our operations could adversely affect our business and results of operations. These same governments also may provide increased incentives to or require production processes that favor local companies, which could further negatively impact our business and results of operations.
Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations.
In order to compete, we must attract, motivate and retain key employees, and our failure to do so could harm our results of operations.
Hiring and retaining qualified executives, scientists, engineers, technical staff and sales personnel is critical to our business, and competition for experienced employees in our industry can be intense. As a global company, this issue is not limited to the United States, but includes our other locations such as Europe and China. For example, there is substantial competition in China for qualified and capable personnel, particularly experienced engineers and technical personnel, which may make it difficult for us to recruit and retain qualified employees. Also, within Huizhou, China, there are other large companies building manufacturing plants that will likely compete for qualified employees. If we are unable to staff sufficient and adequate personnel at our China facilities, we may experience lower revenue or increased manufacturing costs, which would adversely affect our results of operations.
To help attract, motivate and retain key employees, we use benefits such as stock-based compensation awards. If the value of such awards does not appreciate, as measured by the performance of the price of our common stock or if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate employees could be weakened, which could harm our business and results of operations.

Litigation could adversely affect our operating results and financial condition.
We are often involved in litigation, primarily patent litigation. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.
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
We periodically discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. The actions we take to establish and protect trademarks, patents and other intellectual property rights may not be adequate to prevent imitation of our products by others, and therefore, may adversely affect our sales and our brand and result in the shift of customer preference away from our products. Further, the actions we take to establish and protect trademarks, patents and other intellectual property rights could result in significant legal expense and divert the efforts of our technical personnel and management, even if the litigation or other action results in a determination favorable to us.
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
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employee error, malfeasance or otherwise, and as a result, an unauthorized party may obtain access to our systems. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information. We actively seek to prevent, detect and investigate any unauthorized access, which sometimes occurs. We might be unaware of any such access or unable to determine its magnitude and effects. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development could be reduced. Our business could be subject to significant disruption and we could suffer monetary or other losses.
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
Our international sales and purchases are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade barriers, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and, in the extreme case, we could be suspended or debarred from government contracts or have our export privileges suspended, which could have a material adverse effect on our business.
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
We have entered and may in the future enter into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and, even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations.

Our business may be adversely affected by uncertainties in the global financial markets and our or our customers’ or suppliers’ ability to access the capital markets.
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

•
the lack of sufficient excess tax benefits (credits) in our additional paid-in-capital pool in situations where our realized tax deductions for certain stock-based compensation awards (such as non-qualified stock options and restricted stock) are less than those originally anticipated; and

•
the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes or any changes in legislation that may result in these earnings being taxed within the U.S., regardless of our decision regarding repatriation of funds.

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
The manufacturing, assembling and testing of our products require the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to comply with any of these applicable laws or regulations could result in:

•	regulatory penalties, fines, legal liabilities and the forfeiture of certain tax benefits;

•	suspension of production;

•	alteration of our fabrication, assembly and test processes; and

•	curtailment of our operations or sales.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition.
Likewise, our results may be impacted due to changes in the accounting standards to be applied, such as the increased use of fair value measurement standards and changes in revenue recognition requirements.
Catastrophic events may disrupt our business.
A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as an influenza outbreak within our workforce, or man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our subcontractors' locations. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable as well, such as impacts to our customers, which could cause delays in new orders, delays in completing sales or even order cancellations.
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $44.99 to a high of $75.76 during fiscal 2014. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
Speculation and opinions in the press or investment community about our strategic position, financial condition, results of operations or significant transactions can also cause changes in our stock price. In particular, speculation around our market opportunities for energy efficient lighting may have a dramatic effect on our stock price, especially as various government agencies announce their planned investments in energy efficient technology, including lighting.
We are exposed to fluctuations in the market value of our investment portfolio and in interest rates, and therefore, impairment of our investments or lower investment income could harm our earnings.
We are exposed to market value and inherent interest rate risk related to our investment portfolio. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, municipal bonds, non-U.S. certificates of deposit, government securities and other fixed interest rate investments. The primary objective of our investment policy is preservation of principal. However, our investments are generally not Federal Deposit Insurance Corporation insured and may lose value and/or become illiquid regardless of their credit rating.

Regulations related to conflict-free minerals may force us to incur additional expenses.
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC established new annual disclosure and reporting requirements for those companies who may use “conflict” minerals mined from the DRC and adjoining countries in their products. These requirements required us to undertake due diligence efforts beginning in the 2013 calendar year, with initial disclosures regarding our diligence to the SEC filed in June 2014. These requirements could affect the sourcing and availability of certain minerals used in the manufacture of our products. As a result, we may not be able to obtain the relevant minerals at competitive prices and there will likely be additional costs associated with complying with the due diligence procedures as required by the SEC. In addition, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these requirements.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The table below sets forth information with respect to our significant owned and leased facilities as of June 29, 2014. The sizes of the locations represent the approximate gross square footage of each site’s buildings.

		Size (approximate gross square footage)
Location	Segment Utilization[1]	Total	Production	Facility Services and Warehousing	Administrative Function	Housing / Other
Owned Facilities
Durham, NC	All	916,600	500,720	106,000	309,880	—
Research Triangle Park, NC	1,3	163,121	68,884	42,599	51,638	—
Racine, WI	2	802,845	160,000	418,000	224,845	—
Huizhou, China	1	806,312	351,345	82,019	41,763	331,185
Total owned		2,688,878	1,080,949	648,618	628,126	331,185

Leased Facilities
Durham, NC	2	188,982	42,000	134,982	12,000	—
Morrisville, NC	2	27,050	—	—	27,050	—
Goleta, CA	All	25,623	—	1,882	23,741	—
Yorkville, WI	2	79,016	—	77,316	1,700	—
Florence, Italy	1,2	35,360	4,628	21,679	9,053	—
Hong Kong	All	36,090	—	—	29,955	6,135
Huizhou, China	1	375,702	260,014	—	—	115,688
Miscellaneous sales and support offices	All	67,675	—	9,976	54,470	3,229
Total leased		835,498	306,642	245,835	157,969	125,052

Total gross square footage		3,524,376	1,387,591	894,453	786,095	456,237
1 Segments listed in the “Segment Utilization” column above are identified as follows: 1) LED Products; 2) Lighting Products and 3) Power and RF Products.
In the United States, our corporate headquarters as well as our primary research and development and manufacturing operations are located at the Durham, North Carolina facilities that we own. These Durham facilities sit on 149 acres of land that we own. Our power and RF products are primarily produced at our owned manufacturing facility located in Research Triangle Park, North Carolina. This facility sits on 55 acres of land that we own. Domestically, our lighting products are primarily produced at our owned facility in Racine, Wisconsin which sits on 33 acres of land that we own and a leased facility in Durham, North Carolina.

In China, LED products are produced at our owned manufacturing facility and a leased facility, both located in Huizhou, Guangdong Province, China. The building we own sits on land that is leased from the Chinese government through two leases. One lease for eight acres expires in June 2057. The other lease for two acres expires in November 2060.
We also maintain sales and support offices, through our subsidiaries, in leased office premises in North America, Asia, and Europe. In addition, we lease a facility in Goleta, California that is used for research and development and administrative functions.

Item 3. Legal Proceedings
The information required by this item is set forth under Note 12, “Commitments and Contingencies,” in our consolidated financial statements included in Item 8 of this Annual Report, and is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Information
Our common stock is traded on the NASDAQ Global Select Market and is quoted under the symbol CREE. There were 360 holders of record of our common stock as of August 21, 2014. The following table sets forth, for the quarters indicated, the high and low closing sales prices as reported by NASDAQ.

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$75.76	$53.90	$29.01	$22.78
Second Quarter	74.32	54.01	34.69	24.83
Third Quarter	67.33	55.01	55.28	31.44
Fourth Quarter	58.10	44.99	65.70	49.20
We have never paid cash dividends on our common stock and do not anticipate that we will do so in the foreseeable future. Our credit agreement with Wells Fargo Bank, National Association executed on August 12, 2014, contains certain dividend distribution restrictions. Applicable state laws may also limit the payment of dividends. Our present policy is to retain earnings, if any, to provide funds for the operation and expansion of our business.

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
The following graph compares the cumulative total return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Electronic Components Index for the five-year period commencing June 28, 2009. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Five-Year Cumulative Total Return*
Among Cree, Inc., the NASDAQ Composite Index and the NASDAQ Electronic Components Index

*	Assumes (1) $100 invested on June 28, 2009 in Cree, Inc. Common Stock, the NASDAQ Composite Index and the NASDAQ Electronic Components Index and (2) the immediate reinvestment of all dividends.

	6/28/2009	6/27/2010	6/26/2011	6/24/2012	6/30/2013	6/29/2014
Cree, Inc.	$100.00	$217.45	$113.50	$81.72	$213.34	$162.03
NASDAQ Composite Index	100.00	122.04	146.97	161.98	193.36	253.01
NASDAQ Electronic Components Index	100.00	123.26	122.61	126.37	149.41	190.64

Sale of Unregistered Securities
There were no unregistered securities sold during fiscal 2014.

Stock Repurchase Program
The following table summarizes stock repurchase activity for the fourth quarter of fiscal 2014 (in thousands except price per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[1]
Shares repurchased under our Stock Repurchase Program
March 31, 2014 to April 27, 2014	—	$—	—	$200,000
April 28, 2014 to May 25, 2014	2,115	47.11	2,115	200,365
May 26, 2014 to June 29, 2014	—	—	—	200,365
Total	2,115	$47.11	2,115	$200,365

Shares repurchased outside our Stock Repurchase Program to satisfy tax withholding obligations on the vesting of shares of restricted stock
March 31, 2014 to April 27, 2014	15	$58.05
April 28, 2014 to May 25, 2014	—	—
May 26, 2014 to June 29, 2014	—	—
Total	15	$58.05
(1) On May 6, 2014, our Board of Directors approved an increase in the amount of our stock repurchase program. Pursuant to the program, we are now authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $300 million for all purchases from June 20, 2013 through the new expiration of the program on June 28, 2015.
Since the inception of our stock repurchase program in January 2001 through June 29, 2014, we have repurchased 12.4 million shares of our common stock at an average price of $24.57 per share with an aggregate value of $305.1 million. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.

Item 6. Selected Financial Data
The consolidated statement of income data set forth below with respect to the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012 and the consolidated balance sheet data at June 29, 2014 and June 30, 2013 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this Annual Report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended June 26, 2011 and June 27, 2010 and the consolidated balance sheet data at June 24, 2012, June 26, 2011, and June 27, 2010 are derived from audited consolidated financial statements not included herein.

Selected Consolidated Financial Data
(In thousands, except per share data)

	Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012	June 26, 2011	June 27, 2010
Consolidated Statement of Income Data[1]
Revenue, net	$1,647,641	$1,385,982	$1,164,658	$987,615	$867,287
Operating income	134,275	96,494	39,258	168,706	197,778
Net income	124,191	86,925	44,412	146,500	152,290
Earnings per share:
Basic	$1.03	$0.75	$0.39	$1.35	$1.49
Diluted	$1.01	$0.74	$0.39	$1.33	$1.45
Weighted average shares used in per share calculation:
Basic	120,623	116,621	114,693	108,522	102,371
Diluted	122,914	117,979	115,225	110,035	104,698

	June 29, 2014	June 30, 2013	June 24, 2012	June 26, 2011	June 27, 2010
Consolidated Balance Sheet Data[1]
Total cash, cash equivalents and short-term investments	$1,162,466	$1,023,915	$744,513	$1,085,797	$1,066,405
Working capital	1,467,236	1,308,355	1,015,104	1,316,579	1,235,072
Total assets	3,344,369	3,052,410	2,747,498	2,446,722	2,199,176
Total long-term liabilities	47,568	38,347	38,304	44,842	51,037
Total shareholders’ equity	2,990,146	2,806,652	2,560,017	2,261,564	2,028,048
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

Our LED products consist of LED components, LED chips, and silicon carbide (SiC) materials. Our success in selling LED products depends upon our ability to offer innovative products and to enable our customers to develop and market LED-based products that successfully compete against other LED-based products and drive LED adoption against traditional lighting products.
Our lighting products primarily consist of LED lighting systems and bulbs. We design, manufacture and sell lighting fixtures and lamps for the commercial, industrial and consumer markets.
In addition, we develop, manufacture and sell power and RF devices. Our power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Our RF devices are made from gallium nitride (GaN) and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide (GaAs).
The majority of our products are manufactured at our production facilities located in North Carolina, Wisconsin, and China. We also use contract manufacturers for certain aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, California, Wisconsin, India, and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987, and our headquarters are in Durham, North Carolina. For further information about our consolidated revenue and earnings, please see our consolidated financial statements included in Item 8 of this Annual Report.

Reportable Segments
Our three reportable segments are:

•	LED Products

•	Lighting Products

•	Power and RF Products

Reportable segments are components of an entity that have separate financial data that the entity’s Chief Operating Decision Maker (CODM) regularly reviews when allocating resources and assessing performance. Our CODM is the Chief Executive Officer.
Our CODM does not review inter-segment transactions when evaluating segment performance and allocating resources to each segment, and inter-segment transactions are not included in our segment revenue disclosure. As such, total segment revenue is equal to our consolidated revenue.
Our CODM reviews gross profit as the lowest and only level of segment profit. As such, all items below gross profit in the Consolidated Statements of Income must be included to reconcile the consolidated gross profit to our consolidated income before income taxes.
For financial results by reportable segment, please refer to Note 13, “Reportable Segments,” in our consolidated financial statements included in Item 8 of this Annual Report.

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:

•
Overall Demand for Products and Applications using LEDs. Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Although the market for LED lighting has grown in recent years, adoption of LEDs for general lighting is relatively low and faces significant challenges before widespread adoption. Demand also fluctuates based on various market cycles, a continuously evolving LED industry supply chain and demand dynamics in the market. These uncertainties make demand difficult to forecast for us and our customers.

•
Intense and Constantly Evolving Competitive Environment. Competition in the LED and lighting industry is intense. Many companies have made significant investments in LED development and production equipment. Traditional lighting companies and new entrants are investing in LED-based lighting products as LED adoption has gained momentum. Traditional lighting companies have taken steps to try and limit access to their sales channels, including lighting agents and distributors. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share, increase the utilization of their production capacity and open new applications to LED-based solutions. To remain competitive, market participants must continuously increase product performance and reduce costs. To address these competitive pressures, we have invested in research and development activities to support new product development and to deliver higher levels of performance and lower costs to differentiate our products in the market.

•
Technological Innovation and Advancement. Innovations and advancements in LED, power and RF technologies continue to expand the potential commercial application for our products, particularly in the general illumination, power electronics and wireless markets. However, new technologies or standards could emerge or improvements could be made in existing technologies that could reduce or limit the demand for our products in certain markets.

•
Regulatory Actions Concerning Energy Efficiency. Many countries have already instituted or have announced plans to institute government regulations and programs designed to encourage or mandate increased energy efficiency, in some cases even banning forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. Government agencies are also involved in setting standards for LED lighting, which can affect market acceptance and the availability of rebates from government agencies or third parties such as utilities. While this trend is generally positive, these regulations are affected by changing political priorities and evolving technical standards which can modify or limit the effectiveness of these new regulations.

•
Intellectual Property Issues. Market participants rely on patented and non-patented proprietary information relating to product development, manufacturing capabilities and other core competencies of their business. Protection of intellectual property is critical. Therefore, steps such as additional patent applications, confidentiality and non-disclosure agreements, as well as other security measures are generally taken. To enforce or protect intellectual property rights, litigation or threatened litigation is common.

Fiscal 2014 Overview
The following is a summary of our financial results for the year ended June 29, 2014:

•	Our year-over-year revenue increased 19% to $1.6 billion.

•	Gross margin remained consistent at 38%. Gross profit increased by $96 million to $619 million.

•	Operating income was $134 million in fiscal 2014 compared to $96 million in fiscal 2013. Net income per diluted share was $1.01 in fiscal 2014 compared to $0.74 in fiscal 2013.

•
Combined cash, cash equivalents and short-term investments increased to $1.2 billion at June 29, 2014 compared to $1.0 billion at June 30, 2013. Cash provided by operating activities was $319 million in fiscal 2014, compared to $285 million in fiscal 2013.

•	Inventories increased to $285 million at June 29, 2014 compared to $197 million at June 30, 2013.

•	We spent $179 million on purchases of property and equipment in fiscal 2014 compared to $77 million in fiscal 2013.

Business Outlook
We project that the markets for our products will remain highly competitive during fiscal 2015. We anticipate focusing on the following key areas, among others, in response to this competitive environment:

•
Drive innovation to lower upfront customer cost and further improve payback. The LED lighting market has been enabled with tremendous innovation over the last decade with technology improvements in LEDs and LED lighting systems. We see many applications today where LED lighting offers a clear payback over conventional lighting products, whether it is for new construction or for lighting retrofits installed in existing buildings. We believe we can further accelerate adoption by continuing to innovate to lower the upfront cost and make the payback even more compelling. The approach also applies to our Power and RF product lines, where today our technology has tremendous technical benefits but a higher upfront cost. We are focused on developing the next generation devices that improve payback and expand the market for these products.

•
Drive LED lighting growth and build the Cree brand. We target strong growth in both the LED fixture and LED bulb product lines, driven by the new products we released over the last year and continued innovation in the year ahead. We plan to continue to drive awareness of the Cree brand and LED lighting in both the consumer and commercial markets.

•
Expand our work with third party manufacturers to enable growth in LEDs and LED Lighting. We work with third party manufacturers for the production of LEDs and LED lighting systems. Our internal team is focused on the high-performance, high-power LED chips that differentiate Cree LEDs in the market, and we work with external LED manufacturers on mid-power sapphire LED chips. We also have LED lighting manufacturing partners which are focused on building some of the higher volume products, which gives us the flexibility to utilize our own factories to support the new product ramps and shorten the time to market for new technologies. We plan to expand production at both our manufacturing partners and our own factories to support our targeted growth, optimize our factory utilization and focus our capital spending on higher value products.

•
Build financial momentum. We target generating incremental operating margin through revenue growth and incremental operating leverage across the business. We target revenue growth in all three product segments, with LED lighting being the biggest growth driver. While we plan to continue to invest in research and development, sales, marketing, general and administrative expenses to support our growth and other strategic initiatives, we target revenue to increase faster than operating expenses providing incremental operating margin growth for the year.

Results of Operations
The following table sets forth certain consolidated statement of income data for the periods indicated (in thousands, except per share amounts and percentages):

	Fiscal Years Ended
	June 29, 2014		June 30, 2013		June 24, 2012
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$1,647,641	100%	$1,385,982	100%	$1,164,658	100%
Cost of revenue, net	1,028,846	62%	862,722	62%	755,196	65%
Gross profit	618,795	38%	523,260	38%	409,462	35%
Research and development	181,382	11%	155,889	11%	143,357	12%
Sales, general and administrative	268,460	16%	236,581	17%	197,092	17%
Amortization or impairment of acquisition-related intangibles	31,988	2%	30,823	2%	26,274	2%
Loss on disposal or impairment of long-lived assets	2,690	0%	3,473	0%	3,481	0%
Operating income	134,275	8%	96,494	7%	39,258	3%
Non-operating income, net	13,295	1%	11,063	1%	8,389	1%
Income before income taxes	147,570	9%	107,557	8%	47,647	4%
Income tax expense	23,379	1%	20,632	1%	3,235	—%
Net income	$124,191	8%	$86,925	6%	$44,412	4%
Basic earnings per share	$1.03		$0.75		$0.39
Diluted earnings per share	$1.01		$0.74		$0.39

Revenue
Revenue was comprised of the following (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2014	June 30, 2013	June 24, 2012	2013 to 2014		2012 to 2013
LED Products	$833,684	$801,483	$756,924	$32,201	4%	$44,559	6%
Percent of revenue	51%	58%	65%
Lighting Products	706,425	495,089	334,704	211,336	43%	160,385	48%
Percent of revenue	43%	36%	29%
Power and RF Products	107,532	89,410	73,030	18,122	20%	16,380	22%
Percent of revenue	6%	6%	6%
Total revenue	$1,647,641	$1,385,982	$1,164,658	$261,659	19%	$221,324	19%
Our consolidated revenue increased 19% to $1.6 billion in fiscal 2014 from $1.4 billion in fiscal 2013. This year-over-year increase was due to higher sales across all three of our reportable segments, but driven primarily by the 43% increase in Lighting Products. Lighting Products revenue increased due to an overall increase in the number of units sold, including new product introductions, partially offset by a reduction in the average selling prices, or ASP.
Our consolidated revenue increased 19% to $1.4 billion in fiscal 2013 from $1.2 billion in fiscal 2012. This year-over-year increase was due to higher sales across all three of our reportable segments, but driven primarily by the 48% increase in Lighting Products. Lighting Products revenue increased primarily due to an increase in sales of existing products, the sales of new and re-designed products introduced during the fiscal year, and the recognition of revenue from the Ruud Lighting acquisition for a full fiscal year.
LED Products Segment Revenue
LED Products revenue represented the largest portion of our revenue with approximately 51%, 58%, and 65% of our total revenue for fiscal 2014, 2013, and 2012, respectively. LED Products revenue was $833.7 million, $801.5 million, and $756.9 million for fiscal 2014, 2013, and 2012, respectively.
LED Products revenue increased 4% to $833.7 million in fiscal 2014 from $801.5 million in fiscal 2013. This increase was the result of an overall increase in the number of units sold, primarily from our newer products, partially offset by a decline in selling prices. The ASP for LED Products decreased by 13% in fiscal 2014 compared to fiscal 2013, due primarily to market downward pricing pressure.
LED Products revenue increased 6% to $801.5 million in fiscal 2013 from $756.9 million in fiscal 2012. This increase was the result of an overall increase in the number of units sold, primarily for our newer products, partially offset by a decline in selling prices. LED Products overall ASP decreased by 8% in fiscal 2013 compared to fiscal 2012 due primarily to a higher mix of new lower priced products and competitive pricing pressures.

Lighting Products Segment Revenue
Lighting Products revenue represented approximately 43%, 36%, and 29% of our total revenue for fiscal 2014, 2013 and 2012 respectively. Lighting Products revenue was $706.4 million, $495.1 million, and $334.7 million for fiscal 2014, 2013, and 2012 respectively.
Lighting Products revenue increased 43% to $706.4 million in fiscal 2014 from $495.1 million in fiscal 2013. This increase was the result of an overall increase in the number of units sold, partially offset by a reduction in selling prices. Lighting Products overall ASP decreased by 30% in fiscal 2014 compared to fiscal 2013 primarily due to a higher mix of new lower priced consumer lighting products.
Lighting Products revenue increased 48% to $495.1 million in fiscal 2013 from $334.7 million in fiscal 2012. This increase was the result of an overall increase in the number of units sold, including sales from new and re-designed products, as well as recognizing a full year of revenue in fiscal 2013 from the sale of Ruud Lighting products. Lighting Products overall ASP decreased by approximately 27% in fiscal 2013 compared to fiscal 2012 due to a change in product mix.

Power and RF Products Segment Revenue
Power and RF Products revenue represented approximately 6%, 6%, and 6% of our total revenue for fiscal 2014, 2013, and 2012, respectively. Power and RF Products revenue was $107.5 million, $89.4 million, and $73.0 million for fiscal 2014, 2013, and 2012, respectively.
Power and RF Products revenue increased 20% to $107.5 million in fiscal 2014 from $89.4 million in fiscal 2013. This increase was primarily the result of higher RF product unit sales in fiscal 2014. The increased volume was partially offset by a reduction in selling prices. Power and RF Products overall ASP decreased by 12% in fiscal 2014 compared to fiscal 2013 primarily due to a higher mix of new lower priced Power and RF products.
Power and RF Products revenue increased 22% to $89.4 million in fiscal 2013 from $73.0 million in fiscal 2012. This increase was primarily the result of higher RF product unit sales in fiscal 2013. The overall ASP for Power and RF Products decreased by 9% in fiscal 2013 compared to fiscal 2012 primarily due to a higher mix of new lower priced Power and RF products.

Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2014	June 30, 2013	June 24, 2012	2013 to 2014		2012 to 2013
LED Products gross profit	$381,003	$344,649	$290,642	$36,354	11%	$54,007	19%
LED Products gross margin	46%	43%	38%
Lighting Products gross profit	197,304	148,947	103,396	48,357	32%	45,551	44%
Lighting Products gross margin	28%	30%	31%
Power and RF Products gross profit	60,723	48,127	32,051	12,596	26%	16,076	50%
Power and RF Products gross margin	56%	54%	44%
Unallocated costs	(20,235)	(18,463)	(16,627)	(1,772)	10%	(1,836)	11%
Consolidated gross profit	$618,795	$523,260	$409,462	$95,535	18%	$113,798	28%
Consolidated gross margin	38%	38%	35%
Our consolidated gross profit increased 18% to $618.8 million in fiscal 2014 from $523.3 million in fiscal 2013. Our consolidated gross margin remained consistent at 38% for fiscal 2014 and fiscal 2013. The consolidated gross profit increase was driven by increased revenue volumes across all reporting segments. The consolidated gross margin benefited from improvements in LED Products and Power and RF Products, primarily due to higher revenue, factory cost reductions, the introduction of new lower cost products, and higher factory utilization. These improvements were offset by lower margins in Lighting Products, primarily due to changes in product mix.
Our consolidated gross profit increased 28% to $523.3 million in fiscal 2013 from $409.5 million in fiscal 2012. Our consolidated gross margin increased to 38% in fiscal 2013 from 35% in fiscal 2012. These consolidated gross profit and gross margin increases were due to the improvements in LED Products and Power and RF Products, primarily due to higher volume of units sold, factory cost reductions, the introduction of new lower cost products, and higher factory utilization.

LED Products Segment Gross Profit and Gross Margin
Our LED Products gross profit was $381.0 million, $344.6 million, and $290.6 million for fiscal 2014, 2013, and 2012, respectively. LED Products gross margin was 46%, 43%, and 38% for fiscal 2014, 2013, and 2012, respectively.
LED Products gross profit increased 11% to $381.0 million in fiscal 2014 from $344.6 million in fiscal 2013, and LED Products gross margin increased to 46% in fiscal 2014 from 43% in fiscal 2013. LED Products gross profit and gross margin increased during fiscal 2014 due to higher revenue, factory cost reductions, the introduction of new lower cost products and higher factory utilization. These benefits more than offset the ASP decline in fiscal 2014 as compared to fiscal 2013.
LED Products gross profit increased 19% to $344.6 million in fiscal 2013 from $290.6 million in fiscal 2012, and LED Products gross margin increased to 43% in fiscal 2013 from 38% in fiscal 2012. LED Products gross profit and gross margin increased during fiscal 2013 due to factory cost reductions, the introduction of new lower cost products and higher factory utilization. These benefits more than offset the ASP decline in fiscal 2013 as compared to fiscal 2012.

Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit was $197.3 million, $148.9 million, and $103.4 million for fiscal 2014, 2013, and 2012, respectively. Lighting Products gross margin was 28%, 30%, and 31% for fiscal 2014, 2013, and 2012, respectively.
Lighting Products gross profit increased 32% to $197.3 million in fiscal 2014 from $148.9 million in fiscal 2013, due to growth in LED lighting products sales. Lighting Products gross margin decreased to 28% in fiscal 2014 from 30% in fiscal 2013, primarily due to changes in product mix driven primarily by higher sales of consumer lighting products, which have lower gross margins.
Lighting Products gross profit increased 44% to $148.9 million in fiscal 2013 from $103.4 million in fiscal 2012, primarily due to an increase in the number of overall units sold. Lighting Products gross margin decreased to 30% in fiscal 2013 from 31% in fiscal 2012, primarily due to a change in product mix.

Power and RF Products Segment Gross Profit and Gross Margin
Power and RF Products gross profit was $60.7 million, $48.1 million, and $32.1 million for fiscal 2014, 2013, and 2012, respectively. Power and RF Products gross margin was 56%, 54%, and 44% for fiscal 2014, 2013, and 2012, respectively.
Power and RF Products gross profit increased 26% to $60.7 million in fiscal 2014 from $48.1 million in fiscal 2013. Power and RF Products gross margin increased to 56% in fiscal 2014 from 54% in fiscal 2013. Power and RF Products gross profit and gross margin increases were due primarily to higher revenue, factory cost reductions, increased factory utilization, and introduction of new lower cost products. These benefits more than offset the ASP decline in fiscal 2014 as compared to fiscal 2013.
Power and RF Products gross profit increased 50% to $48.1 million in fiscal 2013 from $32.1 million in fiscal 2012. Power and RF Products gross margin increased to 54% in fiscal 2013 from 44% in fiscal 2012. Power and RF Products gross profit and gross margin increases were due primarily to factory cost reductions, increased factory utilization, and higher sales of new lower cost products. These benefits more than offset the ASP decline in fiscal 2013 as compared to fiscal 2012.

Unallocated Costs
Unallocated costs were $20.2 million, $18.5 million, and $16.6 million for fiscal 2014, 2013, and 2012, respectively. These costs consisted primarily of manufacturing employees’ stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments’ gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources.
Unallocated costs increased by $1.8 million in fiscal 2014 and by $1.9 million in fiscal 2013 as compared to fiscal 2013 and fiscal 2012, respectively, primarily attributable to higher incentive and stock-based compensation incurred as a result of improved business performance year over year.
For further information on the allocation of costs to segment gross profit, refer to Note 13, “Reportable Segments,” in our consolidated financial statements included in Item 8 of this Annual Report.

Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2014	June 30, 2013	June 24, 2012	2013 to 2014		2012 to 2013
Research and development	$181,382	$155,889	$143,357	$25,493	16%	$12,532	9%
Percent of revenue	11%	11%	12%
Research and development expenses increased 16% in fiscal 2014 to $181.4 million compared to $155.9 million in fiscal 2013, which was a 9% increase from $143.4 million in fiscal 2012. In both fiscal 2014 and fiscal 2013, the increases were primarily due to increased spending on research and development activities focused on new higher performance and lower cost LED chips, LED components, LED lighting products and Power and RF products.
Our research and development expenses vary significantly from year to year based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities. We anticipate that in general our research and development expenses will continue to increase over time to support future growth.

Sales, General and Administrative
Sales, general and administrative expenses were comprised primarily of costs associated with our sales and marketing personnel and our executive and administrative personnel (for example, finance, human resources, information technology and legal) and consisted of salaries and related compensation costs; consulting and other professional services (such as litigation and other outside legal counsel fees, audit and other compliance costs); marketing and advertising expenses; facilities and insurance costs and travel and other costs. The following table sets forth our sales, general and administrative expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2014	June 30, 2013	June 24, 2012	2013 to 2014		2012 to 2013
Sales, general and administrative	$268,460	$236,581	$197,092	$31,879	13%	$39,489	20%
Percent of revenue	16%	17%	17%
Sales, general and administrative expenses in fiscal 2014 increased 13% to $268.5 million from $236.6 million in fiscal 2013, which was a 20% increase from $197.1 million in fiscal 2012. In both fiscal 2014 and fiscal 2013, the increases were primarily due to increases in spending on sales and marketing for lighting products, including commissions, trade shows and advertising, as we continue to expand our direct sales resources and channels and invest in building and promoting the Cree brand. Additionally, the increases included personnel additions during fiscal 2014 and fiscal 2013 to support our growth.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names. During fiscal 2012, we acquired Ruud Lighting, resulting in $206.0 million of amortizable intangible assets, principally composed of customer relationships, developed technology and trade names.
Amortization of intangible assets related to our acquisitions is as follows (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2014	June 30, 2013	June 24, 2012	2013 to 2014		2012 to 2013
Customer relationships	$7,359	$8,509	$8,540	($1,150)	(14)%	($31)	0%
Developed technology	19,446	20,331	16,081	(885)	(4)%	4,250	26%
Non-compete agreements	1,960	1,960	1,633	—	0%	327	20%
Trade names, finite-lived	23	23	20	—	0%	3	15%
Total	$28,788	$30,823	$26,274	($2,035)	(7)%	$4,549	17%
Amortization of acquisition-related intangibles decreased in fiscal 2014 compared to fiscal 2013, primarily due to less amortization expense for customer relationships and developed technology in fiscal 2014. For fiscal 2013 compared to fiscal 2012, amortization of acquisition-related intangibles increased primarily due to the completion of in-process research and development projects in fiscal 2013.
In the fourth quarter of fiscal 2014, we performed a qualitative impairment assessment on each of our indefinite-lived trade names.  We determined that, with the exception of the Ruud Lighting trade name, the fair value of each indefinite-lived trade name was more likely than not greater than its carrying value and therefore a quantitative impairment assessment was not required.  With respect to the Ruud Lighting trade name, we determined that this trade name has a finite useful life and therefore performed a quantitative impairment assessment.  As a result of the quantitative impairment assessment, we recognized a $3.2 million impairment of the Ruud Lighting trade name.

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

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2014	June 30, 2013	June 24, 2012	2013 to 2014		2012 to 2013
Loss on disposal or impairment of long-lived assets, net	$2,690	$3,473	$3,481	($783)	(23)%	($8)	0%
We recognized a net loss of $2.7 million, $3.5 million, and $3.5 million on the disposal of long-lived assets in fiscal years 2014, 2013, and 2012 respectively. These net losses were primarily the result of disposals of equipment due to changes in various manufacturing processes and the abandonment of certain patent assets as a result of technological obsolescence.

Non-Operating Income, net
The following table sets forth our non-operating income, net (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2014	June 30, 2013	June 24, 2012	2013 to 2014		2012 to 2013
Foreign currency gain, net	$45	$735	$171	($690)	(94)%	$564	330%
Gain on sale of investments, net	68	111	994	(43)	(39)%	(883)	(89)%
Interest income, net	11,932	7,882	7,457	4,050	51%	425	6%
Other, net	1,250	2,335	(233)	(1,085)	(46)%	2,568	(1,102)%
Non-operating income, net	$13,295	$11,063	$8,389	$2,232	20%	$2,674	32%
During fiscal 2014, 2013 and 2012, we had no debt and we were in a net interest income position. Our investments consisted of corporate bonds, municipal bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. The primary objective of our investment policy is preservation of principal.
Foreign currency gain, net. Foreign currency gain, net consisted primarily of remeasurement adjustments resulting from consolidating our international subsidiaries. The changes in foreign currency gain, net were primarily due to fluctuations in the exchange rate between the Chinese Yuan and the United States Dollar.
Gain on sale of investments, net. Gain on sale of investments, net was higher in fiscal 2012, primarily due to gains realized on sales of investments liquidated in fiscal 2012 in order to fund our acquisition of Ruud Lighting.
Interest income, net. Interest income was $11.9 million and $7.9 million in fiscal 2014 and fiscal 2013, respectively. The increase in interest income in fiscal 2014 was primarily due to earning higher investment yields and higher invested balances as compared to fiscal 2013. Interest income increased from $7.5 million in fiscal 2012 to $7.9 million in fiscal 2013 due to having higher invested cash and investment balances partially offset by lower interest rates.
Other, net. Other, net decreased in fiscal 2014 as compared to fiscal 2013, and increased in fiscal 2013 compared to fiscal 2012, primarily due to the one-time payment received in fiscal 2013 in connection with the SemiLEDs patent litigation settlement.

Income Tax Expense
The following table sets forth our income tax expense in dollars and our effective tax rate (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2014	June 30, 2013	June 24, 2012	2013 to 2014		2012 to 2013
Income tax expense	$23,379	$20,632	$3,235	2,747	13%	17,397	538%
Effective tax rate	16%	19%	7%
We recognized income tax expense of $23.4 million in fiscal 2014 as compared to income tax expense of $20.6 million in fiscal 2013. The decrease in the effective tax rate from 19% in fiscal 2013 to 16% in fiscal 2014 was primarily due to the tax benefit related to the receipt of U.S. federal tax credits awarded on November 15, 2013 as part of Phase II of the American Recovery and Reinvestment Act of 2009 (Internal Revenue Code Section 48C). The increase in the effective tax rate from 7% in fiscal 2012 to 19% in fiscal 2013 was due to the decreased impact of tax credits relative to higher year-over-year pre-tax income, a higher percentage of our pre-tax income being derived from U.S. operations that were taxed at a higher tax rate than international locations and the inclusion of a tax benefit related to a prior year audit settlement in fiscal 2012. For further discussion of changes in our effective tax rate, please refer to Note 11, “Income Taxes,” in our consolidated financial statements included in Item 8 of this Annual Report.
The variation between our effective tax rate and the U.S. statutory rate of 35% was primarily due to the consolidation of our foreign operations, which are generally subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on our periodic effective tax rate. In addition, our effective tax rate may be negatively impacted by the lack of sufficient excess tax benefits (credits) that accumulate in our equity as additional paid-in-capital (APIC) and referred to as the “APIC pool” of credits. In situations where our realized tax deductions for certain stock-based compensation awards, such as non-qualified stock options and restricted stock, are less than those originally anticipated, which accumulate in the APIC pool, accounting principles generally accepted in the United States (U.S. GAAP) requires that we recognize the difference as an increase to income tax expense.

Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities and cash generated from operations. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have no debt or outstanding balances on our line of credit note and have minimal lease commitments. See Note 18, “Subsequent Event,” to our consolidated financial statements in Item 8 of this Annual Report for a description of the credit agreement and line of credit note entered into on August 12, 2014 with Wells Fargo Bank, National Association.
Based on past performance and current expectations, we believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. We may use a portion of our available cash and cash equivalents, or funds underlying our marketable securities, to repurchase shares of our common stock pursuant to repurchase programs authorized by our Board of Directors. With our strong working capital position, we believe that we have the ability to continue to invest in further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio, secure key intellectual properties or expand our production capacity.
From time to time, we evaluate strategic opportunities, including potential acquisitions, divestitures or investments in complementary businesses, and we anticipate continuing to make such evaluations. We may also access capital markets through the issuance of debt or additional shares of common stock in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities.

Contractual Obligations
At June 29, 2014, payments to be made pursuant to significant contractual obligations are as follows (in thousands):

		Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	$14,150	$5,840	$6,442	$1,766	$102
Purchase obligations	245,226	236,143	6,925	905	1,253
Other long-term liabilities[1]	—	—	—	—	—
Total contractual obligations	$259,376	$241,983	$13,367	$2,671	$1,355
1 Other long-term liabilities as of June 29, 2014 included long-term tax contingencies and other tax liabilities of $20.5 million, deferred liabilities of $13.4 million and other long-term contingent liabilities (for example, warranties) of $1.5 million. These liabilities were not included in the table above as they will either not be settled in cash and/or the timing of any payments is uncertain.
Operating lease obligations include rental amounts due on leases of certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through May 2022. Most of the lease agreements provide for rental adjustments for increases in base rent, property taxes and general property maintenance that would be recognized as rent expense, if applicable.
Purchase obligations represent purchase commitments, including open purchase orders and contracts, and are generally related to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment.

Financial Condition
The following table sets forth our cash, cash equivalents and short-term investments (in thousands):

	June 29, 2014	June 30, 2013	Change
Cash and cash equivalents	$286,824	$190,069	$96,755
Short-term investments	875,642	833,846	41,796
Total cash, cash equivalents and short-term investments	$1,162,466	$1,023,915	$138,551
Our liquidity and capital resources depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.
The following table presents the components of our cash conversion cycle:

	Three Months Ended
	June 29, 2014	June 30, 2013	Change
Days of sales outstanding (a)	46	46	—
Days of supply in inventory (b)	94	76	18
Days in accounts payable (c)	(66)	(47)	(19)
Cash conversion cycle	74	75	(1)

a)
Days of sales outstanding (DSO) measures the average collection period of our receivables. DSO is based on the ending net trade receivables and the revenue, net for the quarter then ended. DSO is calculated by dividing ending accounts receivable, net of applicable allowances and reserves, by the average net revenue per day for the respective 90 day period.

b)
Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and cost of revenue, net for the quarter then ended. DSI is calculated by dividing ending inventory by average cost of revenue, net per day for the respective 90 day period.

c)
Days in accounts payable (DPO) measures the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenue, net for the quarter then ended. DPO is calculated by dividing ending accounts payable by the average cost of revenue, net per day for the respective 90 day period.

The decrease in the cash conversion cycle was primarily driven by an increase in days in accounts payable, partially offset by an increase in days of supply in inventory.
As of June 29, 2014, we had unrealized losses on our investments of $0.1 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at June 29, 2014 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of June 29, 2014.

Cash Flows
In summary, our cash flows were as follows (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 29, 2014	June 30, 2013	June 24, 2012	2013 to 2014	2012 to 2013
Cash provided by operating activities	$319,308	$285,234	$242,280	$34,074	$42,954
Cash used in investing activities	(242,265)	(380,307)	(448,141)	138,042	67,834
Cash provided by (used in) financing activities	19,542	105,952	(6,692)	(86,410)	112,644
Effect of foreign exchange changes	170	305	840	(135)	(535)
Net increase (decrease) in cash and cash equivalents	$96,755	$11,184	($211,713)	$85,571	$222,897
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities increased to $319.3 million in fiscal 2014 from $285.2 million in fiscal 2013. The increase was primarily due to an increase in net income. Net cash provided by operating activities increased to $285.2 million in fiscal 2013 from $242.3 million in fiscal 2012, primarily due to an increase in net income.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash used in investing activities was $242.3 million for fiscal 2014 compared to $380.3 million for fiscal 2013. Our capital spending increased as we continued to make investments in manufacturing capacity to support our future growth. This increase was more than offset by lower net purchases of short-term investments during fiscal 2014.
Net cash used in investing activities was $380.3 million for fiscal 2013 compared to $448.1 million for fiscal 2012. This decrease was primarily the result of a reduction in cash used in business combinations, partially offset by an increase in the net purchases of short-term investments during fiscal 2013.
We continue to actively manage our capital spending. For fiscal 2015, we target committing approximately $200.0 million of capital investment to support our growth and strategic priorities.

Cash Flows from Financing Activities
Net cash provided by financing activities was $19.5 million in fiscal 2014 compared to $106.0 million in fiscal 2013. Our financing activities for fiscal 2014 primarily consisted of proceeds of $119.2 million from net issuances of common stock pursuant to the exercise of employee stock options and purchases under our employees stock purchase plan, including the excess tax benefit on those exercises, mostly offset by the repurchase of common stock worth approximately $99.7 million.
In fiscal 2013, net cash provided by financing activities was $106.0 million compared to net cash used in financing activities of $6.7 million in fiscal 2012. Our financing activities in fiscal 2013 consisted primarily of $107.6 million from net issuances of common stock pursuant to the exercise of employee stock options and purchases under our employees stock purchase plan, including the excess tax benefit on those exercises. Our financing activities in fiscal 2012 primarily related to the repurchase of 0.5 million shares of common stock worth approximately $12.0 million during the fourth quarter of fiscal 2012, partially offset by $5.3 million from net issuances of common stock pursuant to the exercise of employee stock options and purchases under our employees stock purchase plan, including the excess tax benefit on those exercises.
Pursuant to an extension of our stock repurchase program authorized by our Board of Directors, we are authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $300 million for all purchases from June 20, 2013 through the expiration of the program on June 28, 2015. Since the inception of our stock repurchase program in 2001, we have repurchased approximately 12.4 million shares of our common stock at an average price of $24.57 per share with an aggregate value of $305.1 million.
At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

Fair Value
Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches, including quoted market prices and discounted cash flows. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is categorized into three levels based on the reliability of inputs as follows:

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
The financial assets for which we perform recurring fair value remeasurements are cash equivalents and short-term investments. As of June 29, 2014, financial assets utilizing Level 1 inputs included money market funds. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. Level 2 assets are valued using a third-party pricing service's consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. We do not have any financial assets requiring the use of Level 3 inputs. Please refer to Note 6, “Fair Value of Financial Instruments,” to the consolidated financial statements included in Item 8 of this Annual Report for further information.

Financial and Market Risks
We are exposed to financial and market risks, including changes in interest rates, currency exchange rates and commodities risk. We have entered and may in the future enter into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations and financial performance. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions at June 29, 2014 and June 30, 2013. Actual results may differ materially.

Interest Rates
We maintain an investment portfolio principally composed of money market funds, municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. In order to minimize risk, our cash management policy permits us to acquire investments rated “A” grade or better. As of June 29, 2014 our cash equivalents and short-term investments had a fair value of $915.7 million. If interest rates were to increase by 100 basis points, the fair value of our cash equivalents and short-term investments would decrease by $12.9 million. We do not believe that a 10% change in interest rates would have a significant impact on our financial position, results of operations or cash flows.

Currency Exchange Rates
Because we operate internationally and have transactions denominated in foreign currencies, including the Chinese Yuan and Euro, among others, we are exposed to currency exchange rate risks. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Our primary exposures relate to the exchange rates between the U.S. Dollar and the Chinese Yuan. The potential loss in fair value resulting from a hypothetical 10% increase in the value of the U.S. Dollar compared to the Chinese Yuan was approximately $3.8 million at June 29, 2014.

Commodities
We utilize significant amounts of precious metals, gases and other commodities in our manufacturing processes. General economic conditions, market specific changes or other factors outside of our control may affect the pricing of these commodities.  We do not use financial instruments to hedge commodity prices.

Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 29, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. Future minimum lease payments under our operating leases as of June 29, 2014 are detailed above in “Liquidity and Capital Resources” in the section entitled “Contractual Obligations.”

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. In the application of U.S. GAAP, we are required to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities in our consolidated financial statements. Changes in the accounting estimates from period to period are reasonably likely to occur. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations may be affected.
We evaluate our estimates on an ongoing basis, including those related to revenue recognition, product warranty obligations, valuation of inventories, tax related contingencies, valuation of stock-based compensation, valuation of long-lived and intangible assets, other contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions, including expected trends that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
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
For the year ended June 29, 2014, 53% of our revenue was from sales to distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers; manufacturers who incorporate our products into their own manufactured goods; or ultimate end users of our products. We recognize revenue upon shipment of our products to our distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer.
Our distributors may be provided limited rights that allow them to return a portion of inventory (product exchange rights or stock rotation rights) and receive credits for changes in selling prices (price protection rights) or customer pricing arrangements under our “ship and debit” program or other targeted sales incentives. When determining our net revenue, we make significant judgments and estimates corresponding with product shipments. We recognize a reserve for estimated future returns, changes in selling prices, and other targeted sales incentives when product ships. We also recognize an asset for the estimated value of product returns that we believe will be returned to inventory in the future and resold, and these estimates are based upon historical data, current economic trends, distributor inventory levels and other related factors. Our financial condition and operating results are dependent upon our ability to make reliable estimates. Actual results may vary and could have a significant impact on our operating results.
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
In addition, we run sales incentive programs with certain distributors and retailers, such as product rebates and cooperative advertising campaigns. We recognize these incentives at the time they are offered to customers and record a credit to their account with an offsetting expense as either a reduction to revenue, increase to cost of revenue, or marketing expense depending on the type of sales incentive.

Warranties
Product warranties are estimated and recognized at the time we recognize revenue. The warranty periods range from 90 days to 10 years. We estimate these warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. We evaluate our warranty reserves on a quarterly basis based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and our reliability estimates. Actual product failure rates that materially differ from our estimates could have a significant impact on our operating results.

Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) method or an average cost method; and with market not to exceed net realizable value. We write-down our inventories for estimated obsolescence equal to the difference between the cost of the inventory and its estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence), and assumptions about future demand. We also analyze sales levels by product type, including historical and estimated future customer demand for those products to determine if any additional reserves are appropriate. For example, we adjust for items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Any adjustment to our inventories as a result of an estimated obsolescence or net realizable condition is reflected as a component of our cost of revenue. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established lower-cost basis.

In order to determine what costs can be included in the valuation of inventories, we determine normal capacity for our manufacturing facilities based on historical patterns. If our estimates regarding customer demand are inaccurate, or market conditions or technology change in ways that are less favorable than those projected by management, we may be required to take excess capacity charges in accordance with U.S. GAAP, which could have an adverse effect on our operating results.

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

Tax Contingencies
We are subject to periodic audits of our income tax returns by federal, state, local and foreign agencies. These audits typically include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 740, “Income Taxes” (ASC 740), we regularly evaluate the exposures associated with our various tax filing positions. ASC 740 states that a tax benefit should not be recognized for financial statement purposes for an uncertain tax filing position where it is not more likely than not (likelihood of greater than 50%) for being sustained by the taxing authorities based on the technical merits of the position.
In accordance with the provisions of ASC 740, we have established unrecognized tax benefits (as a reduction to the deferred tax asset or as an increase to other liabilities) to reduce some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: the tax position is not “more likely than not” to be sustained; the tax position is “more likely than not” to be sustained, but for a lesser amount; or the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. We adjust these unrecognized tax benefits, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.
A number of years may elapse before a particular matter for which we have established an unrecognized tax benefit is audited and fully resolved. To the extent we prevail in matters for which we have established an unrecognized benefit or are required to pay amounts in excess of what we have recognized, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement might require use of our cash and/or result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.

Stock-Based Compensation
We account for awards of stock-based compensation under our employee stock-based compensation plans using the fair value method. Accordingly, we estimate the grant date fair value of our stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. We currently use the Black-Scholes option-pricing model to estimate the fair value of our stock option and Employee Stock Purchase Plan (ESPP) awards. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our then current stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends.
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

Long-Lived Assets
We evaluate long-lived assets such as property, equipment and finite-lived intangible assets, such as patents, for impairment whenever events or circumstances indicate that the carrying value of the assets recognized in our financial statements may not be recoverable. Factors that we consider include whether there has been a significant decrease in the market value of an asset, a significant change in the way an asset is being used, or a significant change, delay or departure in our strategy for that asset. Our assessment of the recoverability of long-lived assets involves significant judgment and estimation. These assessments reflect our assumptions, which, we believe, are consistent with the assumptions hypothetical marketplace participants use. Factors that we must estimate when performing recoverability and impairment tests include, among others, the economic life of the asset, sales volumes, prices, cost of capital, tax rates, and capital spending. These factors are often interdependent and therefore do not change in isolation. If impairment is indicated, we first determine if the total estimated future cash flows on an undiscounted basis are less than the carrying amounts of the asset or assets. If so, an impairment loss is measured and recognized.
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

Goodwill
We test goodwill for impairment at least annually as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. We monitor for the existence of potential impairment indicators throughout the fiscal year. We conduct impairment testing for goodwill at the reporting unit level. Reporting units, as defined by FASB Accounting Standards Codification Topic 350, “Intangibles - Goodwill and Other” (ASC 350), may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. We have determined that our reporting units are our three operating and reportable segments.
We may initiate goodwill impairment testing by considering qualitative factors to determine whether it is more likely than not that a reporting unit’s carrying value is greater than its fair value. Such factors may include the following, among others: a significant decline in the reporting unit’s expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate, unanticipated competition; and slower growth rates; as well as changes in management, key personnel, strategy, and customers. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform the two-step impairment test. Alternatively, we may bypass the qualitative test and initiate goodwill impairment testing with the first step of the two-step goodwill impairment test.
During the first step of the goodwill impairment test, we compare the fair value of the reporting unit to its carrying value, including goodwill. We derive a reporting unit’s fair value through a combination of the market approach (a guideline transaction method) and the income approach (a discounted cash flow analysis). The income approach utilizes a discount rate from the capital asset pricing model. If all reporting units are analyzed during the first step of the goodwill impairment test, their respective fair values are reconciled back to our consolidated market capitalization.
If the fair value of a reporting unit exceeds its carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure possible goodwill impairment loss. During the second step, we hypothetically value the reporting unit’s tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of its goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the reporting unit’s goodwill. Once an impairment loss is recognized, the adjusted carrying value of the goodwill becomes the new accounting basis of the goodwill for the reporting unit.

Indefinite-Lived Intangible Assets
We test indefinite-lived intangible assets for impairment at least annually in the fiscal fourth quarter, or when indications of potential impairment exist. We monitor for the existence of potential impairment indicators throughout the fiscal year. Our impairment test may begin with a qualitative test to determine whether it is more likely than not that an indefinite-lived intangible asset’s carrying value is greater than its fair value. If our qualitative assessment indicates that asset impairment is more likely than not, we perform a quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset to its carrying value. Alternatively, we may bypass the qualitative test and initiate impairment testing with the quantitative impairment test.
Determining the fair value of indefinite-lived intangible assets entails significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product revenue, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired.
If the fair value of the indefinite-lived intangible asset exceeds its carrying value, we conclude that no impairment has occurred. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Once an impairment loss is recognized, the adjusted carrying value becomes the new accounting basis of the indefinite-lived intangible asset.

Contingent Liabilities
We provide for contingent liabilities in accordance with U.S. GAAP, under which a loss contingency is charged to income when (1) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (2) the amount of the loss can be reasonably estimated.
Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that may have been included in the accompanying consolidated financial statements. In determining the probability of an unfavorable outcome of a particular contingent liability and whether such liability is reasonably estimable, we consider the individual facts and circumstances related to the liability, opinions of legal counsel and recent legal rulings by the appropriate regulatory bodies, among other factors.  As additional information becomes available, we reassess the potential liability related to our pending and threatened claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See also a discussion of specific contingencies in Note 12, “Commitments and Contingencies,” to our consolidated financial statements in Item 8 of this Annual Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See the section entitled “Financial and Market Risks” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Cree, Inc.
In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, comprehensive income, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of Cree, Inc. and its subsidiaries at June 29, 2014, and the results of their operations and their cash flows for the year in the period ended June 29, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing under Item 9A, Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
August 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cree, Inc.
We have audited the accompanying consolidated balance sheet of Cree, Inc. as of June 30, 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cree, Inc. at June 30, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Raleigh, North Carolina
August 27, 2013

CREE, INC.
CONSOLIDATED BALANCE SHEETS

	June 29, 2014	June 30, 2013
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$286,824	$190,069
Short-term investments	875,642	833,846
Total cash, cash equivalents and short-term investments	1,162,466	1,023,915
Accounts receivable, net	225,160	192,507
Inventories	284,780	197,001
Deferred income taxes	29,414	26,125
Prepaid expenses and other current assets	72,071	76,218
Total current assets	1,773,891	1,515,766
Property and equipment, net	605,713	542,833
Goodwill	616,345	616,345
Intangible assets, net	336,423	357,525
Other assets	11,997	19,941
Total assets	$3,344,369	$3,052,410
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$202,294	$121,441
Accrued salaries and wages	50,527	41,407
Income taxes payable	14,848	1,315
Other current liabilities	38,986	43,248
Total current liabilities	306,655	207,411
Long-term liabilities:
Deferred income taxes	12,173	25,504
Other long-term liabilities	35,395	12,843
Total long-term liabilities	47,568	38,347
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 29, 2014 and June 30, 2013; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 29, 2014 and June 30, 2013; 120,114 and 119,623 shares issued and outstanding at June 29, 2014 and June 30, 2013, respectively	149	148
Additional paid-in-capital	2,190,011	2,025,764
Accumulated other comprehensive income, net of taxes	11,405	8,244
Retained earnings	788,581	772,496
Total shareholders’ equity	2,990,146	2,806,652
Total liabilities and shareholders’ equity	$3,344,369	$3,052,410
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
	(In thousands, except per share data)
Revenue, net	$1,647,641	$1,385,982	$1,164,658
Cost of revenue, net	1,028,846	862,722	755,196
Gross profit	618,795	523,260	409,462
Operating expenses:
Research and development	181,382	155,889	143,357
Sales, general and administrative	268,460	236,581	197,092
Amortization or impairment of acquisition-related intangibles	31,988	30,823	26,274
Loss on disposal or impairment of long-lived assets	2,690	3,473	3,481
Total operating expenses	484,520	426,766	370,204
Operating income	134,275	96,494	39,258
Non-operating income, net	13,295	11,063	8,389
Income before income taxes	147,570	107,557	47,647
Income tax expense	23,379	20,632	3,235
Net income	$124,191	$86,925	$44,412
Earnings per share:
Basic	$1.03	$0.75	$0.39
Diluted	$1.01	$0.74	$0.39
Weighted average shares used in per share calculation:
Basic	120,623	116,621	114,693
Diluted	122,914	117,979	115,225
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
	(In thousands)
Net income	$124,191	$86,925	$44,412
Other comprehensive income:
Currency translation gain (loss), net of tax benefit of $0, $36 and $126, respectively	57	(53)	(209)
Net unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit of ($1,946), $1,724 and $1,059, respectively	3,104	(2,836)	(1,749)
Other comprehensive income (loss)	3,161	(2,889)	(1,958)
Comprehensive income	$127,352	$84,036	$42,454
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$124,191	$86,925	$44,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,971	153,301	142,709
Stock-based compensation	61,686	53,899	46,393
Excess tax benefit from share-based payment arrangements	(19,235)	(11,390)	(277)
Impairment of acquisition-related intangibles	3,200	—	—
Loss on disposal or impairment of long-lived assets	2,690	3,473	3,481
Amortization of premium/discount on investments	10,158	9,503	8,330
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(32,651)	(40,430)	(9,365)
Inventories	(87,012)	(8,406)	26,904
Prepaid expenses and other assets	10,635	(25,350)	(7,356)
Accounts payable, trade	66,297	41,800	(10,105)
Accrued salaries and wages and other liabilities	16,378	21,909	(2,846)
Net cash provided by operating activities	319,308	285,234	242,280
Cash flows from investing activities:
Purchases of property and equipment	(178,557)	(77,468)	(95,015)
Purchases of short-term investments	(625,820)	(724,467)	(345,457)
Proceeds from maturities of short-term investments	493,288	392,878	186,425
Proceeds from sale of property and equipment	117	301	252
Proceeds from sale of short-term investments	88,890	49,307	277,463
Purchase of acquired business, net of cash acquired	—	—	(454,605)
Purchases of patent and licensing rights	(20,183)	(20,858)	(17,204)
Net cash used in investing activities	(242,265)	(380,307)	(448,141)
Cash flows from financing activities:
Net proceeds from issuance of common stock	100,006	96,229	5,012
Excess tax benefit from share-based payment arrangements	19,235	11,390	277
Repurchases of common stock	(99,699)	(1,667)	(11,981)
Net cash provided by (used in) financing activities	19,542	105,952	(6,692)
Effects of foreign exchange changes on cash and cash equivalents	170	305	840
Net increase (decrease) in cash and cash equivalents	96,755	11,184	(211,713)
Cash and cash equivalents:
Beginning of period	190,069	178,885	390,598
End of period	$286,824	$190,069	$178,885
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10,292	$24,747	$17,984
Significant non-cash transactions:
Accrued property and equipment	$15,700	$3,945	$3,343
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Par Value
	(In thousands)
Balance at June 26, 2011	109,607	$136	$1,593,530	$654,807	$13,091	$2,261,564
Net income	—	—	—	44,412	—	44,412
Currency translation loss, net of tax benefit of $126	—	—	—	—	(209)	(209)
Unrealized loss on available-for-sale securities, net of tax benefit of $1,059	—	—	—	—	(1,749)	(1,749)
Comprehensive income						42,454
Income tax benefits from stock option exercises	—	—	(354)	—	—	(354)
Repurchased shares	(521)	—	(856)	(11,981)	—	(12,837)
Stock-based compensation	—	—	45,784	—	—	45,784
Exercise of stock options and issuance of shares	6,820	8	223,398	—	—	223,406
Balance at June 24, 2012	115,906	$144	$1,861,502	$687,238	$11,133	$2,560,017
Net income	—	—	—	86,925	—	86,925
Currency translation loss, net of tax benefit of $36	—	—	—	—	(53)	(53)
Unrealized loss on available-for-sale securities, net of tax benefit of $1,724	—	—	—	—	(2,836)	(2,836)
Comprehensive income						84,036
Income tax benefits from stock option exercises	—	—	4,028	—	—	4,028
Repurchased shares	(41)	—	—	(1,667)	—	(1,667)
Stock-based compensation	—	—	55,074	—	—	55,074
Exercise of stock options and issuance of shares	3,758	4	105,160	—	—	105,164
Balance at June 30, 2013	119,623	$148	$2,025,764	$772,496	$8,244	$2,806,652
Net income	—	—	—	124,191	—	124,191
Currency translation gain, net of tax benefit of $0	—	—	—	—	57	57
Unrealized gain on available-for-sale securities, net of tax expense of $1,946	—	—	—	—	3,104	3,104
Comprehensive income						127,352
Income tax benefits from stock option exercises	—	—	8,198	—	—	8,198
Repurchased shares	(2,259)	(3)	—	(108,106)		(108,109)
Stock-based compensation	—	—	62,415	—	—	62,415
Exercise of stock options and issuance of shares	2,750	4	93,634	—	—	93,638
Balance at June 29, 2014	120,114	$149	$2,190,011	$788,581	$11,405	$2,990,146
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business

Cree, Inc. (the Company) is a leading innovator of lighting-class light emitting diode (LED) products, lighting products and semiconductor products for power and radio-frequency (RF) applications. The Company’s products are targeted for applications such as indoor and outdoor lighting, video displays, transportation, electronic signs and signals, power supplies, inverters and wireless systems.
The Company’s LED products consist of LED components, LED chips, and silicon carbide (SiC) materials. The Company’s success in selling LED products depends upon its ability to offer innovative products and to enable its customers to develop and market LED-based products that successfully compete against other LED-based products and drive LED adoption against traditional lighting products.
The Company’s lighting products primarily consist of LED lighting systems and bulbs. The Company designs, manufactures and sells lighting fixtures and lamps for the commercial, industrial and consumer markets.
In addition, the Company develops, manufactures and sells power and RF devices. The Company’s power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. The Company’s RF devices are made from gallium nitride (GaN) and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide (GaAs).
The majority of the Company’s products are manufactured at its production facilities located in North Carolina, Wisconsin, and China. The Company also uses contract manufacturers for certain aspects of product fabrication, assembly and packaging. The Company operates research and development facilities in North Carolina, California, Wisconsin, India and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987 and is headquartered in Durham, North Carolina.
The Company's three reportable segments are:

•	LED Products

•	Lighting Products

•	Power and RF Products

For financial results by reportable segment, please refer to Note 13, “Reportable Segments.”

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year
The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2014 and 2012 fiscal years were 52-week fiscal years and the 2013 fiscal year was a 53-week fiscal year. The Company’s 2015 fiscal year will be a 52-week fiscal year.

Reclassifications
Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, product warranty obligations, valuation of inventories, tax related contingencies, valuation of stock-based compensation, valuation of long-lived and intangible assets, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

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

Cash and Cash Equivalents
Cash and cash equivalents consist of unrestricted cash accounts and highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates fair value. The Company holds cash and cash equivalents at several major financial institutions, which often exceed insurance limits set by the Federal Deposit Insurance Corporation (FDIC). The Company has not historically experienced any losses due to such concentration of credit risk.

Investments
Investments in certain securities may be classified into three categories:

•	Held-to-Maturity – Debt securities that the entity has the positive intent and ability to hold to maturity, which are reported at amortized cost.

•
Trading – Debt and equity securities that are bought and held principally for the purpose of selling in the near term, which are reported at fair value, with unrealized gains and losses included in earnings.

•
Available-for-Sale – Debt and equity securities not classified as either held-to-maturity or trading securities, which are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

The Company reassesses the appropriateness of the classification (i.e. held-to-maturity, trading or available-for-sale) of its investments at the end of each reporting period.
When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline is other-than-temporary. Among other things, the Company considers the duration and extent of the decline and economic factors influencing the capital markets. For the fiscal years ended June 29, 2014, June 30, 2013, and June 24, 2012, the Company had no other-than-temporary declines below the cost basis of its investments. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses on the sale of investments are reported in other income and expense.
Investments in marketable securities with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

Inventories
Inventories are stated at lower of cost or market, with cost determined on a first-in, first-out (FIFO) method or an average cost method; and with market not to exceed net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. These write-downs are recognized as a component of cost of revenue. At the point of the write-down, a new lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established lower-cost basis. The Company recognized charges for write-downs in inventories of $5.2 million, $12.5 million and $14.7 million, for fiscal 2014, 2013 and 2012, respectively.

Property and Equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives. Leasehold improvements are amortized over the lesser of the asset life or the life of the related lease. In general, the Company’s policy for useful lives is as follows:

Machinery and equipment	3 to 15 years
Buildings and building improvements	5 to 40 years
Furniture and fixtures	3 to 5 years
Aircraft and vehicles	5 to 20 years
Leasehold improvements	Shorter of estimated useful life or lease term
Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in operating income.

Shipping and Handling Costs
Shipping and handling costs are included in Cost of revenue, net in the Consolidated Statements of Income and are recognized as a period expense during the period in which they are incurred.

Goodwill and Intangible Assets
The Company recognizes the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recognized as goodwill. Valuation of intangible assets entails significant estimates and assumptions including, but not limited to, estimating future cash flows from product revenue, developing appropriate discount rates, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired.
Goodwill
The Company recognizes goodwill as an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company tests goodwill for impairment at least annually as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. The Company monitors for the existence of potential impairment indicators throughout the fiscal year.
The Company conducts impairment testing for goodwill at the reporting unit level. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. The Company has determined that its reporting units are its three operating and reportable segments.
The Company may initiate goodwill impairment testing by considering qualitative factors to determine whether it is more likely than not that a reporting unit’s carrying value is greater than its fair value. Such factors may include the following, among others: a significant decline in the reporting unit’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates; as well as changes in management, key personnel, strategy and customers. If the Company’s qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs the two-step goodwill impairment test. Alternatively, the Company may bypass the qualitative test and initiate goodwill impairment testing with the first step of the two-step goodwill impairment test.
During the first step of the goodwill impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company derives a reporting unit’s fair value through a combination of the market approach (a guideline transaction method) and the income approach (a discounted cash flow analysis). The income approach utilizes a discount rate from the capital asset pricing model. If all reporting units are analyzed during the first step of the goodwill impairment test, their respective fair values are reconciled back to the Company’s consolidated market capitalization.

If the fair value of a reporting unit exceeds its carrying value, then the Company concludes that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure possible goodwill impairment loss. During the second step, the Company hypothetically values the reporting unit’s tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of its goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value of the reporting unit’s goodwill. Once an impairment loss is recognized, the adjusted carrying value of the goodwill becomes the new accounting basis of the goodwill for the reporting unit.

Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets are tested for impairment at least annually in the fiscal fourth quarter or when indications of potential impairment exist. The Company monitors for the existence of potential impairment indicators throughout the fiscal year.
The Company’s impairment test may begin with a qualitative test to determine whether it is more likely than not that an indefinite-lived intangible asset’s carrying value is greater than its fair value. If the Company’s qualitative assessment indicates that asset impairment is more likely than not, the Company performs a quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset to its carrying value. Alternatively, the Company may bypass the qualitative test and initiate impairment testing with the quantitative impairment test. Determining the fair value of indefinite-lived intangible assets entails significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product revenue, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired.
If the fair value of the indefinite-lived intangible asset exceeds its carrying value, then the Company concludes that no impairment has occurred. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value. Once an impairment loss is recognized, the adjusted carrying value becomes the new accounting basis of the indefinite-lived intangible asset.

Finite-Lived Intangible Assets
U.S. GAAP requires that intangible assets, other than goodwill and indefinite-lived intangibles, must be amortized over their useful lives. The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from one to 20 years.
Patent rights reflect costs incurred by the Company in applying for and maintaining patents owned by the Company and costs incurred in purchasing patents and related rights from third parties. Licensing rights reflect costs incurred by the Company in acquiring licenses under patents owned by others. The Company amortizes both on a straight-line basis over the expected useful life of the associated patent rights, which is generally the lesser of 20 years from the date of the patent application or the license period. Royalties payable under licenses for patents owned by others are expensed as incurred. The Company reviews its capitalized patent portfolio and recognizes impairment charges when circumstances warrant, such as when patents have been abandoned or are no longer being pursued.

Long-Lived Assets
The Company reviews long-lived assets such as property and equipment for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable. In making these determinations, the Company uses certain assumptions, including but not limited to: (1) estimations of the fair market value of the assets and (2) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated salvage values.

Contingent Liabilities
The Company recognizes contingent liabilities when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred. See Note 12, “Commitments and Contingencies,” for a discussion of loss contingencies in connection with pending and threatened litigation. The Company expenses as incurred the costs of defending legal claims against the Company.

Revenue Recognition
The Company recognizes product revenue when the earnings process is complete, as evidenced by persuasive evidence of an arrangement (typically in the form of a purchase order), when the sales price is fixed or determinable, collection of revenue is reasonably assured, and title and risk of loss have passed to the customer.
The Company provides its customers with limited rights of return for non-conforming shipments and product warranty claims. The Company estimates an allowance for anticipated sales returns based upon an analysis of historical sales returns and other relevant data. The Company recognizes an allowance for non-conforming returns at the time of sale as a reduction of product revenue and as a reduction to the related accounts receivable balance. The Company recognizes a liability for product warranty claims at the time of sale as an increase to cost of revenue.
A substantial portion of the Company’s products are sold through distributors. Distributors stock inventory and sell the Company’s products to their own customer base, which may include: value added resellers; manufacturers who incorporate the Company’s products into their own manufactured goods; or ultimate end users of the Company’s products. The Company recognizes revenue upon shipment of its products to its distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer.
Certain of the Company’s distributors are provided limited rights that allow them to return a portion of inventory (product exchange rights or stock rotation rights) and receive credits for changes in selling prices (price protection rights) or customer pricing arrangements under the Company’s “ship and debit” program or other targeted sales incentives. These estimates are calculated based upon historical experience, product shipment analysis, current economic conditions, on-hand inventory at the distributor, and customer contractual arrangements. The Company believes that it can reasonably and reliably estimate the allowance for distributor credits at the time of sale. Accordingly, estimates for these rights are recognized at the time of sale as a reduction of product revenue and as a reduction to the related accounts receivable balance.
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
In addition, the Company runs sales incentive programs with certain distributors and retailers, such as product rebates and cooperative advertising campaigns. The Company recognizes these incentives at the time they are offered to customers and records a credit to their account with an offsetting expense as either a reduction to revenue, increase to cost of revenue, or marketing expense depending on the type of sales incentive.
From time to time, the Company may enter into licensing arrangements related to its intellectual property. Revenue from licensing arrangements is recognized when earned and estimable. The timing of revenue recognition is dependent on the terms of each license agreement. Generally, the Company will recognize non-refundable upfront licensing fees related to patent licenses immediately upon receipt of the funds if the Company has no significant future obligations to perform under the arrangement. However, the Company will defer recognition for licensing fees where the Company has significant future performance requirements, the fee is not fixed (such as royalties earned as a percentage of future revenue), or the fees are otherwise contingent.

Accounts Receivable
For product revenue, the Company typically invoices its customers at the time of shipment for the sales order value of products shipped. Accounts receivable are recognized at the invoiced amount and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers.

Allowance for Doubtful Accounts
The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will recognize an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and the Company’s historical experience.

Advertising
The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in Sales, general and administrative expenses in the Consolidated Statements of Income and amounted to approximately $26.6 million, $18.2 million, and $9.7 million for the years ended June 29, 2014, June 30, 2013 and June 24, 2012, respectively.

Research and Development
Research and development activities are expensed when incurred. For contracts under which the Company anticipates that direct costs will exceed amounts to be funded over the life of the contract, costs are reported as Research and development expenses in the Consolidated Statements of Income when incurred, and related funding as an offset of those expenses when funds are received.

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

Fair Value of Financial Instruments
Cash and cash equivalents, short-term investments, accounts and interest receivable, accounts payable and other liabilities approximate their fair values at June 29, 2014 and June 30, 2013 due to the short-term nature of these instruments.

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

Excise Taxes
The Company presents sales taxes collected from customers and remitted to governmental authorities on a net basis (i.e. excluded from revenue and expenses).

Foreign Currency Translation
Foreign currency translation adjustments are recognized in Other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income for changes between the foreign subsidiaries’ functional currency and the United States (U.S.) dollar. Foreign currency translation gains and losses are included in the Company’s equity account balance of Accumulated other comprehensive income, net of taxes in the Consolidated Balance Sheets until such time that the subsidiaries are either sold or substantially liquidated.
Because the Company and its subsidiaries transact business in currencies other than the U.S. Dollar, the Company will continue to experience varying amounts of foreign currency exchange gains and losses for subsidiaries with U.S. dollar functional currency.

Recently Adopted Accounting Pronouncements
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. The ASU provides guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The ASU generally provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The ASU applies retrospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company early adopted this guidance beginning with the first quarter of fiscal 2014. The Company’s adoption of this guidance did not have a significant impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606). The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early application is not permitted. The Company is currently analyzing the impact of this new accounting guidance.

Note 3 - Acquisitions
On August 17, 2011, the Company entered into a Stock Purchase Agreement with all of the shareholders of Ruud Lighting, Inc. (Ruud Lighting). Pursuant to the terms of the Stock Purchase Agreement and concurrently with the execution of the Stock Purchase Agreement, the Company acquired all of the outstanding share capital of Ruud Lighting in exchange for consideration consisting of 6.1 million shares of the Company’s common stock valued at approximately $211.0 million and $372.2 million cash, subject to certain post-closing adjustments. Following the acquisition, the Company recorded certain post-closing purchase price adjustments resulting in a $2.3 million reduction to the purchase price and a total purchase price of approximately $666.0 million. The acquisition allowed the Company to expand its product portfolio into outdoor LED lighting.
Prior to the Company completing its acquisition of Ruud Lighting, Ruud Lighting completed the re-acquisition of its e-conolight business by purchasing all of the membership interests of E-conolight LLC (E-conolight). Ruud Lighting previously sold its e-

conolight business in March 2010 and had been providing operational services to E-conolight since that date. In connection with the stock purchase transaction with Ruud Lighting, the Company funded Ruud Lighting’s re-acquisition of E-conolight and repaid Ruud Lighting’s outstanding debt in the aggregate amount of approximately $85.0 million.
The amounts of revenue, operating loss and net loss of Ruud Lighting in the Consolidated Statements of Income from and including August 17, 2011 to June 24, 2012 were as follows (in thousands, except per share data):

Since acquisition date to
June 24, 2012
Revenue	$204,353
Operating loss	(1,985)
Net loss	(2,334)
Basic net loss per share	($0.02)
Diluted net loss per share	($0.02)
The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the Ruud Lighting acquisition occurred at the beginning of the fiscal year ended June 24, 2012 (in thousands, except per share data).

Fiscal Year Ended
June 24, 2012
Revenue	$1,194,990
Operating income	37,551
Net income	42,399
Earnings per share, basic	$0.37
Earnings per share, diluted	$0.37
The total revenue for Ruud Lighting included in the pro forma table above was $235.8 million for the year ended June 24, 2012. This amount has been calculated after applying the Company’s accounting policies and adjusting the results of Ruud Lighting to give effect to events that are directly attributable to the Ruud Lighting acquisition, including the elimination of revenue from Ruud Lighting prior to acquisition, additional depreciation and amortization that would have been charged assuming the fair value adjustments (primarily to property and equipment and intangible assets) had been applied at the beginning of the 2012 fiscal year, together with the consequential tax effects. Excluded from the pro forma net income and the earnings per share amounts for the year ended June 24, 2012 are one-time transaction costs attributable to the Ruud Lighting acquisition of $3.1 million. These transaction costs were included in Sales, general and administrative expense in the Consolidated Statements of Income. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the 2012 fiscal year, nor is it indicative of any future results. Ruud Lighting is included in the Lighting Products segment.

Note 4 – Financial Statement Details

Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	June 29, 2014	June 30, 2013
Billed trade receivables	$255,374	$220,307
Unbilled contract receivables	1,557	1,171
	256,931	221,478
Allowance for sales returns, discounts and other incentives	(29,010)	(26,500)
Allowance for bad debts	(2,761)	(2,471)
Accounts receivable, net	$225,160	$192,507

The following table summarizes the changes in the Company’s allowance for sales returns, discounts and other incentives (in thousands):

	Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Balance at beginning of period	$26,500	$20,681	$19,615
Current period claims	(115,568)	(84,983)	(67,773)
Provision for sales returns, discounts and other incentives	118,078	90,802	68,839
Balance at end of period	$29,010	$26,500	$20,681
The following table summarizes the changes in the Company’s allowance for bad debts (in thousands):

	Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Balance at beginning of period	$2,471	$1,782	$753
Current period provision	903	801	1,029
Write-offs, net of recoveries	(613)	(112)	—
Balance at end of period	$2,761	$2,471	$1,782

Inventories
The following table summarizes the components of inventories (in thousands):

	June 29, 2014	June 30, 2013
Raw material	$95,594	$62,253
Work-in-progress	92,889	68,146
Finished goods	96,297	66,602
Inventories	$284,780	$197,001

Property and Equipment, net
The following table summarizes the components of property and equipment, net (in thousands):

	June 29, 2014	June 30, 2013
Furniture and fixtures	$12,822	$11,268
Land and buildings	355,044	333,761
Machinery and equipment	1,046,878	924,076
Aircraft and vehicles	16,292	16,250
Computer hardware/software	35,446	32,405
Leasehold improvements and other	18,890	18,566
Construction in progress	85,068	54,447
	1,570,440	1,390,773
Accumulated depreciation	(964,727)	(847,940)
Property and equipment, net	$605,713	$542,833
Depreciation of property and equipment totaled $125.3 million, $115.5 million and $110.6 million for the years ended June 29, 2014, June 30, 2013 and June 24, 2012, respectively.

During the years ended June 29, 2014, June 30, 2013 and June 24, 2012, the Company recognized approximately $1.3 million, $1.9 million and $2.6 million, respectively, as losses on disposals or impairments of property and equipment. These charges are reflected in Loss on disposal or impairment of long-lived assets in the Consolidated Statements of Income.

Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	June 29, 2014	June 30, 2013
Accrued taxes	$19,835	$21,436
Accrued professional fees	5,373	4,493
Accrued warranty	5,842	5,259
Accrued other	7,936	12,060
Other current liabilities	$38,986	$43,248

Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	June 29, 2014	June 30, 2013
Currency translation gain	$8,549	$8,492
Net unrealized gain (loss) on available-for-sale securities	2,856	(248)
Accumulated other comprehensive income, net of taxes	$11,405	$8,244
Non-Operating Income, net
The following table summarizes the components of non-operating income, net (in thousands):

	Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Foreign currency gain, net	$45	$735	$171
Gain on sale of investments, net	68	111	994
Interest income, net	11,932	7,882	7,457
Other, net	1,250	2,335	(233)
Non-operating income, net	$13,295	$11,063	$8,389

Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in the Consolidated Statements of Income
	Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Net unrealized gain on available-for-sale securities, net of taxes	$68	$107	$994	Non-operating income, net
	68	107	994	Income before income taxes
	11	21	68	Income tax expense
	$57	$86	$926	Net income

Note 5 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. All investments are short-term and classified as available-for-sale.
The following table summarizes short-term investments (in thousands):

	June 29, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$291,869	$2,323	($12)	$294,180
Corporate bonds	200,177	2,283	(114)	202,346
U.S. agency securities	18,994	141	—	19,135
Non-U.S. certificates of deposit	352,928	—	—	352,928
Non-U.S. government securities	7,025	28	—	7,053
Total short-term investments	$870,993	$4,775	($126)	$875,642
The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	June 29, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$7,906	($8)	$1,520	($4)	$9,426	($12)
Corporate bonds	15,696	(31)	13,049	(83)	28,745	(114)
U.S. agency securities	—	—	—	—	—	—
Non-U.S. certificates of deposit	—	—	—	—	—	—
Non-U.S. government securities	—	—	—	—	—	—
Total	$23,602	($39)	$14,569	($87)	$38,171	($126)
Number of securities with an unrealized loss		13		7		20

The following table summarizes short-term investments (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$250,206	$817	($1,314)	$249,709
Corporate bonds	192,147	1,678	(1,765)	192,060
U.S. agency securities	39,288	186	—	39,474
Non-U.S. certificates of deposit	345,000	—	—	345,000
Non-U.S. government securities	7,608	14	(19)	7,603
Total short-term investments	$834,249	$2,695	($3,098)	$833,846
The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

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
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains from the sale of investments for the fiscal year ended June 29, 2014 of $68 thousand were included in Non-operating income, net in the Consolidated Statements of Income and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its investments to be impaired as of June 29, 2014 and June 30, 2013.
The contractual maturities of short-term investments at June 29, 2014 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$54,105	$213,308	$26,767	$—	$294,180
Corporate bonds	18,992	154,351	29,003	—	202,346
U.S. agency securities	3,008	16,127	—	—	19,135
Non-U.S. certificates of deposit	352,928	—	—	—	352,928
Non-U.S. government securities	4,032	3,021	—	—	7,053
Total short-term investments	$433,065	$386,807	$55,770	$—	$875,642

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of June 29, 2014, financial assets utilizing Level 1 inputs included money market funds, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. Level 2 assets are valued using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of June 29, 2014. There were no transfers between Level 1 and Level 2 during the year ended June 29, 2014.
The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	June 29, 2014				June 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Municipal bonds	$—	$—	$—	$—	$—	$2,009	$—	$2,009
Money market funds	40,031	—	—	40,031	12,589	—	—	12,589
Total cash equivalents	40,031	—	—	40,031	12,589	2,009	—	14,598
Short-term investments
Municipal bonds	—	294,180	—	294,180	—	249,709	—	249,709
Corporate bonds	—	202,346	—	202,346	—	192,060	—	192,060
U.S. agency securities	—	19,135	—	19,135	—	39,474	—	39,474
Non-U.S. certificates of deposit	—	352,928	—	352,928	—	345,000	—	345,000
Non-U.S. government securities	—	7,053	—	7,053	—	7,603	—	7,603
Total short-term investments	—	875,642	—	875,642	—	833,846	—	833,846
Total assets	$40,031	$875,642	$—	$915,673	$12,589	$835,855	$—	$848,444

Note 7 – Goodwill and Intangible Assets
Goodwill
The Company’s reporting units for goodwill impairment testing are:

•	LED Products

•	Lighting Products

•	Power and RF Products
As of the first day of the fourth quarter of fiscal 2014, the Company performed a qualitative goodwill impairment assessment on each reporting unit.  The Company determined that the fair value of each reporting unit was more likely than not greater than its carrying value, and therefore a quantitative goodwill impairment assessment was not required. Goodwill by reporting unit as of June 29, 2014 and June 30, 2013 was as follows (in thousands):

LED Products	Lighting Products	Power and RF Products	Consolidated Total
$245,857	$337,781	$32,707	$616,345
Intangible Assets
The following table presents the components of intangible assets, net (in thousands):

	June 29, 2014			June 30, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$137,440	($66,970)	$70,470	$137,440	($59,611)	$77,829
Developed technology	162,760	(72,921)	89,839	162,760	(53,476)	109,284
Non-compete agreements	10,244	(5,997)	4,247	10,244	(4,037)	6,207
Trade names, finite-lived	520	(516)	4	520	(493)	27
Patent and licensing rights	134,607	(42,424)	92,183	116,147	(34,849)	81,298
Total intangible assets with finite lives	445,571	(188,828)	256,743	427,111	(152,466)	274,645
Trade names, indefinite-lived	79,680		79,680	82,880		82,880
Total intangible assets	$525,251	($188,828)	$336,423	$509,991	($152,466)	$357,525
Total amortization of finite-lived intangible assets was $37.7 million, $37.8 million and $32.1 million for the years ended June 29, 2014, June 30, 2013 and June 24, 2012, respectively.
As of the first day of the fourth quarter of fiscal 2014, the Company performed a qualitative impairment assessment on each of the Company’s indefinite-lived trade names.  The Company determined that, with the exception of the Ruud Lighting trade name, the fair value of each indefinite-lived trade name was more likely than not greater than its carrying value and therefore a quantitative impairment assessment was not required.  With respect to the Ruud Lighting trade name, the Company determined that this trade name has a finite useful life and therefore performed a quantitative impairment assessment.  As a result of the quantitative impairment assessment, the Company recognized a $3.2 million impairment of the Ruud Lighting trade name.
The Company invested $20.2 million, $20.9 million and $17.2 million for the years ended June 29, 2014, June 30, 2013 and June 24, 2012, respectively, for patent and licensing rights. For the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, the Company recognized $1.4 million, $1.6 million and $0.8 million, respectively, in impairment charges related to its patent portfolio.
Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 28, 2015	$34,390
June 26, 2016	34,099
June 25, 2017	32,106
June 24, 2018	30,927
June 30, 2019	18,390
Thereafter	106,831
Total future amortization expense	$256,743

Note 8 – Shareholders’ Equity
In August 2011, in connection with the acquisition of Ruud Lighting, the Company issued 6.1 million shares of common stock valued at approximately $211.0 million. The shares issued in connection with the acquisition were subject to certain transfer restrictions under the Stock Purchase Agreement that lapsed with respect to 25% of the shares held at the completion of each of the following four successive six-month periods, such that all restrictions had lapsed by the second anniversary of the closing.
On May 6, 2014, the Board of Directors (the Board) approved an increase in the amount of the Company’s stock repurchase program. Pursuant to the program, the Company is now authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $300 million for all purchases from June 20, 2013 through the new expiration of the program on June 28, 2015.
During the fourth quarter of fiscal 2014, the Company repurchased 2.1 million shares of its common stock under the program at an average price of $47.11 per share with an aggregate value of $99.6 million. After the repurchase, $200.4 million in aggregate purchase price value remained available under the Company’s stock repurchase program. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of the Company’s management. The Company will continue to determine the time and extent of any repurchases based on its evaluation of market conditions and other factors. Since the inception of the predecessor stock repurchase program in January 2001, the Company has repurchased 12.4 million shares of its common stock at an average price of $24.57 per share with an aggregate value of $305.1 million.
On May 29, 2002, the Board adopted a shareholder rights plan, pursuant to which stock purchase rights were distributed to shareholders at a rate of one right with respect to each share of common stock held of record as of June 10, 2002. Subsequently issued shares of common stock also carry stock purchase rights under the plan. The rights plan is designed to enhance the Board’s ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. Unless terminated by the Board, the rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combinations involving the Company. The shareholder rights plan includes a review mechanism requiring the independent members of the Board to review and evaluate the plan at least every three years to consider whether the maintenance of the plan continues to be in the best interests of the Company and its shareholders and to communicate their conclusion to the Board. The Board has delegated this responsibility to the Governance and Nominations Committee, which is composed of all independent directors of the Board. On April 24, 2012, the shareholder rights plan was amended and restated to, among other things, extend the expiration date from June 10, 2012 to September 30, 2018, and to remove provisions in the rights plan stipulating that certain actions can be taken only with the concurrence of a majority of the members of the Board who are not affiliated with an acquiring person (more specifically, those who are “Continuing Directors,” as defined in the original rights plan adopted in 2002). On January 29, 2013, the shareholder rights plan was amended solely to change the expiration date from September 30, 2018 to April 24, 2017.
At June 29, 2014, the Company had reserved a total of approximately 19.0 million shares of its common stock and 0.2 million shares of its Series A preferred stock for future issuance as follows (in thousands):

Number of Shares
For exercise of outstanding common stock options	8,922
For vesting of outstanding stock units	549
For future equity awards under 2013 Long-Term Incentive Compensation Plan	7,182
For future issuance under the Non-Employee Director Stock Compensation and Deferral Program	100
For future issuance to employees under the 2005 Employee Stock Purchase Plan	2,200
Total common shares reserved	18,953
Series A preferred stock reserved for exercise of rights issued under shareholder rights plan	200

Note 9 – Earnings Per Share
The following presents the computation of basic earnings per share (in thousands, except per share amounts):

	Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Basic:
Net income	$124,191	$86,925	$44,412
Weighted average common shares	120,623	116,621	114,693
Basic earnings per share	$1.03	$0.75	$0.39
The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Diluted:
Net income	$124,191	$86,925	$44,412
Weighted average common shares - basic	120,623	116,621	114,693
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	2,291	1,358	532
Weighted average common shares - diluted	122,914	117,979	115,225
Diluted earnings per share	$1.01	$0.74	$0.39
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, there were 2.6 million, 2.4 million and 7.0 million, respectively, of potential common shares not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

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
The 2013 Long-Term Incentive Compensation Plan provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards. As of June 29, 2014, there were 7.3 million shares authorized for issuance under the plan and 7.2 million shares remaining for future grants. Awards issued under the plan to date include non-qualified stock options, restricted stock, restricted stock units, performance shares and performance units.
The Company also has an Employee Stock Purchase Plan (ESPP) that provides employees with the opportunity to purchase common stock at a discount. As of June 29, 2014, there were 4.5 million shares authorized for issuance under the ESPP, as amended, with 2.2 million shares remaining for future issuance. The ESPP limits employee contributions to 15% of each employee’s compensation (as defined in the plan) and originally allowed employees to purchase shares at a 15% discount to the fair market value of common stock on the purchase date two times per year. The ESPP was amended in the second quarter of fiscal 2012 to increase the six-month participation period to a twelve-month participation period, divided into two equal six-month purchase periods, and to provide for a look-back feature. At the end of each six-month period in April and October, employees participating in the plan purchase the Company’s common stock through the ESPP at a 15% discount to the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The plan amendment also provides for an automatic reset feature to start participants on a new twelve-month participation period if the fair market value of common stock declines during the first six-month purchase period.

Stock Option Awards
The following table summarizes option activity as of June 29, 2014 and changes during the fiscal year then ended (total and shares in thousands):

	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Term	Total Intrinsic Value
Outstanding at June 30, 2013	8,657	$35.67
Granted	3,012	55.14
Exercised	(2,339)	36.08
Forfeited or expired	(408)	42.00
Outstanding at June 29, 2014	8,922	$41.85	4.74	$89,311
Vested and expected to vest at June 29, 2014	8,709	$41.65	4.71	$88,445
Exercisable at June 29, 2014	3,311	$40.56	3.36	$36,759
The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on June 27, 2014 (the last trading day of fiscal 2014) of $48.48 and the exercise price for in-the-money options that would have been received by the holders if all instruments had been exercised on June 29, 2014. As of June 29, 2014, there was $54.0 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.56 years.
The following table summarizes information about stock options outstanding and exercisable at June 29, 2014 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.01 to $27.47	428	2.38	$23.53	325	$23.11
$27.48 to $27.77	2,188	5.16	27.77	497	27.77
$27.78 to $35.89	2,031	3.69	32.31	1,174	33.17
$35.90 to $54.26	232	4.80	48.10	131	48.42
$54.27 to $75.55	4,043	5.30	55.85	1,184	57.19
Total	8,922	4.74	$41.85	3,311	$40.56

Other information pertaining to the Company’s stock option awards is as follows (in thousands, except per share data):

	Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Weighted average grant date fair value per share of options	$19.31	$12.05	$11.67
Total intrinsic value of options exercised	$67,044	$62,145	$1,605

Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of June 29, 2014 and changes during the year then ended is as follows (in thousands, except per share data):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2013	647	$33.80
Granted	527	54.76
Vested	(287)	32.44
Forfeited	(27)	42.83
Nonvested at June 29, 2014	860	$46.81
As of June 29, 2014, there was $25.7 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 3.48 years.

Stock-Based Compensation Valuation and Expense
The Company accounts for its employee stock-based compensation plans using the fair value method. The fair value method requires the Company to estimate the grant-date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term.
The Company currently uses the Black-Scholes option-pricing model to estimate the fair value of the Company’s stock option and ESPP awards. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company’s financial statements.
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

Total stock-based compensation expense was as follows (in thousands):

	Fiscal Years Ended
Income Statement Classification:	June 29, 2014	June 30, 2013	June 24, 2012
Cost of revenue, net	$11,353	$9,389	$7,713
Research and development	15,392	13,429	10,378
Sales, general and administrative	34,941	31,081	28,302
Total stock-based compensation expense	$61,686	$53,899	$46,393
The weighted average assumptions used to value stock option grants were as follows:

	Fiscal Years Ended
Stock Option Grants:	June 29, 2014	June 30, 2013	June 24, 2012
Risk-free interest rate	1.16%	0.42%	0.47%
Expected life, in years	3.80	3.64	3.63
Expected volatility	44.5%	56.8%	51.7%
Dividend yield	—	—	—
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

Note 11 – Income Taxes
The following were the components of income before income taxes (in thousands):

	Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Domestic	$58,859	$31,046	($5,360)
Foreign	88,711	76,511	53,007
Total income before income taxes	$147,570	$107,557	$47,647

The following were the components of income tax expense (in thousands):

	Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Current:
Federal	$3,423	$483	($4,031)
Foreign	15,371	18,127	13,125
State	1,876	1,777	566
Total current	20,670	20,387	9,660
Deferred:
Federal	229	2,226	(4,786)
Foreign	3,003	(177)	(450)
State	(523)	(1,804)	(1,189)
Total deferred	2,709	245	(6,425)
Income tax expense	$23,379	$20,632	$3,235
Actual income tax expense differed from the amount computed by applying the U.S. federal tax rate of 35% to pre-tax earnings as a result of the following (in thousands, except percentages):

	Fiscal Years Ended
	June 29, 2014	% of Income	June 30, 2013	% of Income	June 24, 2012	% of Income
Federal income tax provision at statutory rate	$51,645	35%	$37,645	35%	$16,676	35%
Increase (decrease) in income tax expense resulting from:
State tax provision, net of federal benefit	2,550	2%	1,146	1%	68	0%
State tax credits	(1,004)	(1)%	(1,407)	(1)%	(1,028)	(2)%
Tax exempt interest	(815)	0%	(853)	(1)%	(1,064)	(2)%
48C investment tax credit	(11,310)	(8)%	(5,252)	(5)%	(4,105)	(9)%
Increase (decrease) in tax reserve	15,411	10%	(361)	0%	(2,677)	(6)%
Change in tax depreciation methodology	(18,475)	(12)%	—	0%	—	0%
Research and development credits	(1,574)	(1)%	(2,426)	(2)%	(694)	(1)%
Decrease in valuation allowance	(20)	0%	(6)	0%	(13)	0%
Qualified production activities deduction	(2,362)	(1)%	(866)	(1)%	(177)	(1)%
Stock-based compensation	2,024	1%	1,206	1%	336	1%
Statutory rate differences	(14,285)	(10)%	(10,184)	(10)%	(5,830)	(12)%
Other	1,594	1%	1,990	2%	1,743	4%
Income tax expense	$23,379	16%	$20,632	19%	$3,235	7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):

	June 29, 2014	June 30, 2013
Deferred tax assets:
Compensation	$4,843	$3,868
Inventories	18,672	16,050
Sales return reserve and allowance for bad debts	4,801	4,483
Warranty reserve	1,416	947
Federal and state net operating loss carryforwards	704	617
Federal credits	4,971	3,174
State credits	3,016	4,215
48C investment tax credits	22,731	7,216
Investments	958	976
Stock-based compensation	31,102	27,142
Deferred revenue	5,719	—
Other	876	1,209
Total gross deferred assets	99,809	69,897
Less valuation allowance	(1,571)	(1,604)
Deferred tax assets, net	98,238	68,293
Deferred tax liabilities:
Property and equipment	(25,660)	(27,484)
Intangible assets	(52,462)	(37,921)
Investments	(1,792)	154
Prepaid taxes and other	(1,083)	(997)
Total gross deferred liability	(80,997)	(66,248)
Deferred tax asset, net	$17,241	$2,045
The components giving rise to the net deferred tax assets (liabilities) have been included in the Consolidated Balance Sheets as follows (in thousands):

	Balance at June 29, 2014
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent
U.S. federal income taxes	$17,324	$—	$—	($10,948)
Hong Kong and other income taxes	12,090	—	—	(1,225)
Total net deferred tax assets/(liabilities)	$29,414	$—	$—	($12,173)

	Balance at June 30, 2013
	Assets			Liabilities
	Current	Noncurrent		Current	Noncurrent
U.S. federal income taxes	$15,707	$—		$—	($25,504)
Hong Kong and other income taxes	10,418	1,424	*	—	—
Total net deferred tax assets/(liabilities)	$26,125	$1,424		$—	($25,504)

*	This amount is included in Other assets in the Consolidated Balance Sheets.

During the second quarter of fiscal 2014, the Company was notified by the Internal Revenue Service that it had been allocated up to $30 million of federal tax credits as part of the American Recovery and Reinvestment Act of 2009 - Phase II (Internal Revenue

Code Section 48C). This $30 million allocation is in addition to the $39 million previously allocated to the Company in the third quarter of fiscal 2010. The $30 million allocation was based upon the Company’s plan to place into service approximately $100 million of qualified equipment at its U.S. manufacturing locations from fiscal 2013 through fiscal 2017. Property placed into service during fiscal 2013 generated $15 million of the potential $30 million Internal Revenue Code Section 48C credit. The remaining $15 million of Internal Revenue Code Section 48C credit was generated during the first three quarters of fiscal 2014. The tax benefit (net of related basis adjustments) will be amortized into income over the useful life (5 years ) of the underlying equipment that was placed into service to generate these credits. Since fiscal 2010, the Company has recognized an income tax benefit of $26.1 million related to the credits generated to date, with $11.3 million of this amount recognized as a tax benefit for the year ended June 29, 2014.
As of June 29, 2014 the Company had approximately $15.5 million of state net operating loss carryovers for which a full valuation allowance has been recognized. Additionally, the Company had $4.6 million of state income tax credit carryforwards. Both the state net operating loss carryovers and the state income tax credit carryforwards will begin to expire in fiscal 2017. Furthermore, the Company had approximately $0.8 million of alternative minimum tax credit carryforwards, $9.6 million of 48C credit carryforwards, $2.1 million of research and development credit carryforwards and $1.8 million of state income tax credit carryforwards that relate to excess stock option benefits which, if and when realized, will be recognized in Additional paid-in-capital in the Consolidated Balance Sheets.
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
As of June 30, 2013 the Company’s liability for unrecognized tax benefits was $2.7 million. The Company recognized a $18.0 million increase to the liability for unrecognized tax benefits due to uncertainty regarding a change in tax depreciation methodology adopted in the first quarter of fiscal 2014. In addition there was a $2.3 million decrease to the amount of unrecognized tax benefits following the settlement of prior year tax audits and statute expirations. As a result, the total liability for unrecognized tax benefits as of June 29, 2014 was $18.4 million. If any portion of this $18.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $0.2 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute requirements.
The following is a tabular reconciliation of the Company’s change in uncertain tax positions (in thousands):

	Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Balance at beginning of period	$2,732	$4,421	$6,987
Increases related to prior year tax positions	18,040	546	—
Decreases related to prior year tax positions	(741)	—	(1,966)
Expiration of statute of limitations for assessment of taxes	(1,642)	(2,235)	(600)
Balance at end of period	$18,389	$2,732	$4,421
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Income tax expense line item in the Consolidated Statements of Income. Total interest and penalties accrued were as follows (in thousands):

	June 29, 2014	June 30, 2013
Accrued interest and penalties	$104	$154
Total interest and penalties recognized were as follows (in thousands):

	Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Recognized interest and penalties (benefit)	($51)	($130)	($292)
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2011. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2010. For foreign purposes, the Company is generally no longer subject to examination for tax periods 2004 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment. During the first quarter of fiscal 2014, the Company received a final assessment of $0.3 million from the Hong Kong Inland Revenue Department, representing closure of the audit for fiscal 2008 through fiscal 2010. The assessment was fully offset by a decrease to the amount of unrecognized tax benefits. During the third quarter of fiscal 2014, the Company settled its examination with the German Federal Central Tax Office for fiscal 2008 through fiscal 2010, resulting in an immaterial amount of additional tax expense.
The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of June 29, 2014, U.S. income taxes were not provided for on a cumulative total of approximately $320.8 million of undistributed earnings for certain non-U.S. subsidiaries, as the Company currently intends to reinvest these earnings in these foreign operations indefinitely. If, at a later date, these earnings were repatriated to the U.S., the Company would be required to pay taxes on these amounts. Determination of the amount of any deferred tax liability on these undistributed earnings is not practicable.
During the fiscal year ended June 26, 2011, the Company was awarded a tax holiday in Malaysia with respect to its manufacturing and distribution operations. This arrangement allows for 0% tax for 10 years starting in the fiscal year ended June 26, 2011. For the fiscal years ended June 30, 2013 and June 29, 2014, the Company did not meet the requirements for the tax holiday, and as such, no benefit has been recognized. In the fiscal year ended June 24, 2012 the Company’s net income increased by $2.1 million ($0.02 per basic share and $0.02 per diluted share), as a result of this arrangement.

Note 12 – Commitments and Contingencies

Warranties
The following table summarizes the changes in the Company’s product warranty liabilities (in thousands):

	Fiscal Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Balance at beginning of period	$6,171	$5,513	$2,235
Acquisition-related warranties	—	—	5,623
Warranties accrued in current period	4,256	1,533	1,055
Changes in estimates for pre-existing warranties	907	71	(878)
Expenditures	(4,512)	(946)	(2,522)
Balance at end of period	$6,822	$6,171	$5,513
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The warranty reserves, which are primarily related to Lighting Products, are evaluated on a quarterly basis based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company’s reliability estimates. As of June 29, 2014, $1.0 million of the Company’s product warranty liabilities were classified as long-term.

Lease Commitments
The Company primarily leases manufacturing, office, housing and warehousing space under the terms of non-cancelable operating leases. These leases expire at various times through May 2022. The Company recognizes net rent expense on a straight-line basis over the life of the lease. Rent expense associated with these operating leases totaled approximately $5.8 million, $4.8 million and $4.6 million for each of the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, respectively. Certain agreements require that the Company pay property taxes and general property maintenance in addition to the minimum rental payments.

Future minimum rental payments as of June 29, 2014 (under leases currently in effect) are as follows (in thousands):

Fiscal Years Ending	Minimum Rental Amount
June 28, 2015	$5,840
June 26, 2016	3,711
June 25, 2017	2,731
June 24, 2018	1,344
June 30, 2019	422
Thereafter	102
Total future minimum rental payments	$14,150

Litigation
The Company is currently a party to various legal proceedings.  While management presently believes that the ultimate outcome of such proceedings, individually and in the aggregate, will not materially harm the Company’s financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur.  An unfavorable ruling could include money damages or, in matters for which injunctive relief or other conduct remedies may be sought, an injunction prohibiting the Company from selling one or more products at all or in particular ways.  Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on the Company’s business, results of operation, financial position and overall trends.  Unless otherwise indicated, the outcomes in these matters are not reasonably estimable.

Note 13 - Reportable Segments

The Company’s operating and reportable segments are:

•	LED Products

•	Lighting Products

•	Power and RF Products

The Company’s CODM reviews segment performance and allocates resources based upon segment revenue and segment gross profit.

Reportable Segments Description
LED Products Segment
The Company’s LED Products segment includes LED chips, LED components, and SiC materials.
LED Chips

LED chip products include blue and green LED chips based on GaN and related materials. LED chips or die are solid-state electronic components used in a number of applications and are currently available in a variety of brightness levels, wavelengths (color) and sizes. The Company uses LED chips internally in the manufacturing of its LED components. Customers use the blue and green LED chips in a variety of applications including video screens, gaming displays, function indicator lights, and automotive backlights, headlamps and directional indicators. Customers may also combine blue LED chips with phosphors to create white LEDs, which are used in various applications for indoor and outdoor illumination and backlighting, full-color display screens, liquid crystal displays (LCD) backlighting, white keypads and the camera flash function.

LED Components

LED component products include a range of packaged LED products from the Company’s XLamp® LED components and LED modules for lighting applications to the Company’s high-brightness LED components.

The Company’s XLamp LED components and LED modules are lighting class packaged LED products designed to meet a broad range of market needs for lighting applications including general illumination (both indoor and outdoor applications), portable, architectural, signal and transportation lighting. The Company uses XLamp LED components in its own lighting products. The Company also sells XLamp LED components externally to customers and distributors for use in a variety of products, primarily for lighting applications.

The Company’s high-brightness LED components consist of surface mount (SMD) and through-hole packaged LED products. The SMD LED component products are available in a full range of colors designed to meet a broad range of market needs, including video, signage, general illumination, transportation, gaming and specialty lighting markets. The Company's through-hole packaged LED component products are available in a full range of colors, primarily designed for the signage market, and provide users with color and brightness consistency across a wide viewing area.

SiC Materials

The Company’s SiC materials are targeted for customers who use them to manufacture products for RF, power switching, gemstones and other applications. Corporate, government and university customers also buy SiC materials for research and development directed at RF and high power devices. The Company sells its SiC materials in bulk form, as a bare wafer or with SiC and GaN epitaxial films.

Lighting Products Segment

The Company’s Lighting Products segment primarily consists of LED lighting systems and bulbs. The Company designs, manufactures and sells lighting systems for indoor and outdoor applications, with its primary focus on LED lighting systems for the commercial, industrial and consumer markets. Lighting products are sold to distributors, retailers and direct to customers. Our portfolio of lighting products is designed for use in settings such as office and retail space, restaurants and hospitality, schools and universities, manufacturing, healthcare, airports, municipal, residential, street lighting and parking structures, among other applications.

Power and RF Products Segment

The Company’s Power and RF Products segment includes power devices and RF devices.

Power Devices

The Company’s SiC-based power products include Schottky diodes, SiC metal semiconductor field-effect transistors (MOSFETs), and SiC power modules at various voltages. The Company's power products provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Power products are sold primarily to customers and distributors for use in power supplies used in computer servers, solar inverters, uninterruptible power supplies, industrial power supplies and other applications.

RF Devices

The Company’s RF devices include a variety of GaN high electron mobility transistors (HEMTs) and monolithic microwave integrated circuits (MMICs), which are optimized for military, telecom and other commercial applications. The Company's RF devices are made from SiC and GaN and provide improved efficiency, bandwidths and frequency of operation as compared to silicon or GaAs. The Company also provides foundry services for GaN HEMTs and MMICs. The Company's foundry service allows a customer to design its own custom RF circuits to be fabricated in the Company's foundry, or have the Company design and fabricate custom products that meet the customer's specific requirements.

Financial Results by Reportable Segment

The table below reflects the results of the Company’s reportable segments as reviewed by the Company’s CODM for fiscal 2014, 2013 and 2012. The Company used the same accounting policies to derive the segment results reported below as those used in the Company’s consolidated financial statements.

The Company’s CODM does not review inter-segment transactions when evaluating segment performance and allocating resources to each segment, and inter-segment transactions are not included in the segment revenue presented in the table below. As such, total segment revenue in the table below is equal to the Company’s consolidated revenue.
The Company’s CODM reviews gross profit as the lowest and only level of segment profit. As such, all items below gross profit in the Consolidated Statements of Income must be included to reconcile the consolidated gross profit presented in the table below to the Company’s consolidated income before income taxes.
In order to determine gross profit for each reportable segment, the Company allocates direct costs and indirect costs to each segment’s cost of revenue. The Company allocates indirect costs, such as employee benefits for manufacturing employees, shared facilities services, information technology, purchasing, and customer service, when the costs are identifiable and beneficial to the reportable segment. The Company allocates these indirect costs based on a reasonable measure of utilization that considers the specific facts and circumstances of the costs being allocated.
Unallocated costs in the table below consisted primarily of manufacturing employees’ stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under the Company’s 401(k) plan. These costs were not allocated to the reportable segments' gross profit because the Company’s CODM does not review them regularly when evaluating segment performance and allocating resources.
Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Revenue			Gross Profit and Gross Margin
	Year Ended			Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012	June 29, 2014	June 30, 2013	June 24, 2012
LED Products	$833,684	$801,483	$756,924	$381,003	$344,649	$290,642
LED Products gross margin				46%	43%	38%
Lighting Products	706,425	495,089	334,704	197,304	148,947	103,396
Lighting Products gross margin				28%	30%	31%
Power and RF Products	107,532	89,410	73,030	60,723	48,127	32,051
Power and RF Products gross margin				56%	54%	44%
Total segment reporting	$1,647,641	$1,385,982	$1,164,658	639,030	541,723	426,089
Unallocated costs				(20,235)	(18,463)	(16,627)
Consolidated gross profit				$618,795	$523,260	$409,462
Consolidated gross margin				38%	38%	35%

Assets by Reportable Segment
Inventories are the only assets reviewed by the Company’s CODM when evaluating segment performance and allocating resources to the segments. The following table sets forth the Company’s inventories by reportable segment for the fiscal years ended June 29, 2014 and June 30, 2013.
Unallocated inventories in the table below were not allocated to the reportable segments because the Company’s CODM does not review them when evaluating performance and allocating resources to each segment. Unallocated inventories consisted primarily of manufacturing employees’ stock-based compensation, profit sharing and quarterly or annual incentive compensation and matching contributions under the Company’s 401(k) plan.

The Company does not allocate assets other than inventories to the reportable segments because the Company’s CODM does not review them when assessing segment performance and allocating resources. The CODM reviews all of the Company’s assets other than inventories on a consolidated basis. Inventories for each of the Company's segments were as follows (in thousands):

	June 29, 2014	June 30, 2013
LED Products	$123,249	$99,835
Lighting Products	148,757	87,546
Power and RF Products	8,019	6,593
Total segment inventories	280,025	193,974
Unallocated inventories	4,755	3,027
Consolidated inventories	$284,780	$197,001

Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. The following table sets forth the percentage of revenue from external customers by geographic area:

	For the Years Ended
	June 29, 2014	June 30, 2013	June 24, 2012
United States	49%	44%	38%
China	27%	28%	32%
Europe	9%	12%	14%
South Korea	2%	2%	2%
Japan	6%	7%	8%
Malaysia	1%	1%	2%
Taiwan	1%	2%	1%
Other	5%	4%	3%
Total percentage of revenue	100%	100%	100%

The following table sets forth the Company’s tangible long-lived assets by country (in thousands):

	June 29, 2014	June 30, 2013
United States	$449,359	$419,267
China	154,881	122,477
Other	1,473	1,089
Total tangible long-lived assets	$605,713	$542,833

Note 14 – Concentrations of Risk
Financial instruments, which may subject the Company to a concentration of risk, consist principally of short-term investments, cash equivalents, and accounts receivable. Short-term investments consist primarily of municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities at interest rates that vary by security. The Company’s cash equivalents consist primarily of money market funds. Certain bank deposits may at times be in excess of the FDIC insurance limits.
The Company sells its products on account to manufacturers, distributors, retailers and others worldwide and generally requires no collateral.
Revenue from certain customers represented more than 10% of consolidated revenue. Revenue from Arrow Electronics, Inc. represented 13%, 16% and 18% of revenue for fiscal 2014, 2013, and 2012, respectively. Revenue from World Peace Industrial

Co., Ltd. represented 10% of revenue in fiscal 2012. Revenue from The Home Depot, Inc. represented 11% of revenue in fiscal 2014.
No customers individually accounted for more than 10% of the consolidated accounts receivable balance at June 29, 2014. Arrow Electronics, Inc. and World Peace Industrial Co., Ltd. represented 14% and 13% of consolidated accounts receivable, respectively, at June 30, 2013.
Arrow Electronics, Inc. is a customer of the LED Products and Power and RF Products segments. World Peace Industrial Co., Ltd. is a customer of the LED Products segment. The Home Depot, Inc. is a customer of the Lighting Products segment.

Note 15 – Retirement Savings Plan
The Company sponsors one employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. All U.S. employees are eligible to participate under the 401(k) Plan on the first day of a new fiscal month after the date of hire. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits; rather, the Company matches a defined percentage of employee deferrals, and employees vest in these matching funds over time. Employees choose their investment elections from a list of available investment options. During the fiscal years ended June 29, 2014, June 30, 2013 and June 24, 2012, the Company contributed approximately $6.3 million, $6.2 million and $4.7 million to the 401(k) Plan, respectively. The Pension Benefit Guaranty Corporation does not insure the 401(k) Plan.

Note 16 – Related Party Transactions
On August 17, 2011, in connection with the Company’s acquisition of Ruud Lighting, two of the prior shareholders of Ruud Lighting, Alan Ruud and Christopher Ruud, executed offer letters for continued employment with Ruud Lighting. Also on August 17, 2011, subsequent to the Company’s acquisition of Ruud Lighting and pursuant to an Aircraft Purchase and Sale Agreement and a Joint Ownership Agreement with Ruud Lighting, each of Alan Ruud (through LSA, LLC, a limited liability company of which Alan Ruud is the sole member (LSA)) and Christopher Ruud (through Light Speed Aviation, LLC, a limited liability company of which Christopher Ruud is the sole member (Light Speed)) acquired a 10% interest in an aircraft previously purchased by Ruud Lighting, resulting in the Company owning an 80% interest in the aircraft. Each of LSA and Light Speed acquired its ownership in the aircraft for a purchase price of approximately $0.9 million for a combined interest of 20% or $1.9 million which is included in Purchase of acquired business, net of cash acquired in the Consolidated Statements of Cash Flows as cash provided by investing activities. On June 25, 2014, the Company acquired the combined 20% interest in the aircraft from LSA and Light Speed for $1.5 million, resulting in the Company having 100% ownership of the aircraft.
Pursuant to the Joint Ownership Agreement, each of LSA and Light Speed was responsible for its share of flight crew, direct, fixed and other expenses attributable to the aircraft. During fiscal 2014, the Company billed LSA and Light Speed $234 thousand and $697 thousand, respectively. Of these billed amounts, the Company has been reimbursed by LSA and Light Speed for $225 thousand and $630 thousand, respectively, as of June 29, 2014. The Company had $9 thousand outstanding receivables from LSA and $86 thousand in outstanding receivables from Light Speed as of June 29, 2014. The Company also had unbilled receivables of $6 thousand and $46 thousand for LSA and Light Speed, respectively, as of June 29, 2014. During fiscal 2013, the Company billed LSA and Light Speed $311 thousand and $318 thousand, respectively. Of these billed amounts, the Company had been reimbursed by LSA and Light Speed for $311 thousand and $299 thousand, respectively, as of June 30, 2013. The Company had no outstanding receivables from LSA and $18 thousand in outstanding receivables from Light Speed as of June 30, 2013. The Company also had unbilled receivables of $186 thousand and $209 thousand for LSA and Light Speed, respectively, as of June 30, 2013.
In July 2010, Mark Swoboda was appointed Chief Executive Officer of Intematix Corporation (Intematix). Mark Swoboda is the brother of the Company’s Chairman, Chief Executive Officer and President, Charles M. Swoboda. For a number of years the Company has purchased raw materials from Intematix pursuant to standard purchase orders in the ordinary course of business.
During fiscal 2014, the Company purchased $8.8 million of raw materials from Intematix, and the Company had $0.3 million outstanding payable to Intematix as of June 29, 2014. During fiscal 2013, the Company purchased $3.2 million of raw materials from Intematix, and the Company had $0.2 million outstanding payable to Intematix as of June 30, 2013.

Note 17 – Quarterly Results of Operations - Unaudited
The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 29, 2014 and June 30, 2013 (in thousands, except per share data):

	September 29, 2013	December 29, 2013	March 30, 2014	June 29, 2014	Fiscal Year 2014
Revenue, net	$391,006	$415,086	$405,259	$436,290	$1,647,641
Cost of revenue, net	240,249	259,308	255,265	274,024	1,028,846
Gross profit	150,757	155,778	149,994	162,266	618,795
Net income	30,497	35,681	28,164	29,849	124,191
Earnings per share:
Basic	$0.26	$0.30	$0.23	$0.24	$1.03
Diluted	$0.25	$0.29	$0.23	$0.24	$1.01

	September 23, 2012	December 30, 2012	March 31, 2013	June 30, 2013	Fiscal Year 2013
Revenue, net	$315,753	$346,286	$348,934	$375,009	$1,385,982
Cost of revenue, net	199,704	212,810	215,924	234,284	862,722
Gross profit	116,049	133,476	133,010	140,725	523,260
Net income	16,123	20,403	22,157	28,242	86,925
Earnings per share:
Basic	$0.14	$0.18	$0.19	$0.24	$0.75
Diluted	$0.14	$0.18	$0.19	$0.23	$0.74

Note 18 - Subsequent Events

Credit Agreement with Wells Fargo Bank, National Association
On August 12, 2014, the Company entered into a credit agreement and a line of credit note (collectively, Credit Agreement) with Wells Fargo Bank, National Association, as lender.
The Credit Agreement provides for a $150 million unsecured revolving line of credit, under which the Company may borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of August 12, 2017 (Maturity Date). Proceeds of loans made under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The Company may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty, subject to customary breakage costs. The Company’s existing and future material domestic subsidiaries are required to guarantee its obligations under the Credit Agreement.
The loans bear interest, at the Company’s option, at either a daily one month London Interbank Offered Rate (LIBOR) rate or a LIBOR rate, each as determined in accordance with the Credit Agreement, and in each case plus a spread of 0.70% to 1.45% (depending on a ratio of funded debt to Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) as determined in accordance with the Credit Agreement). Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. The default rate under the Credit Agreement is an additional 4% per annum over the otherwise applicable rate.
The Company is also obligated to pay a quarterly fee, payable in arrears, based on the daily unused amount of the line of credit at a rate of 0.08% to 0.18%, with such rate determined based on the ratio described above.
The Credit Agreement contains customary affirmative and negative covenants, including the required compliance with financial covenants described below, as well as customary events of default. The Credit Agreement requires the Company to maintain a ratio of consolidated funded indebtedness to EBITDA equal to or less than 3.00 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Credit Agreement.

Agreements with Lextar Electronics Corporation
On August 26, 2014, the Company and Lextar Electronics Corporation (Lextar) entered into an agreement whereby the Company will make an investment in Lextar and the companies will enter into a supply agreement for sapphire-based LED chips. As part of the agreement, the Company will invest approximately $83 million to purchase 83 million Lextar shares at a price of NT$30 per share. Lextar and the Company will also enter into a long-term LED chip supply agreement, as well as a royalty-bearing license agreement for certain Cree LED chip and component intellectual property. Upon closing of the investment, the Company will own approximately 13% of Lextar.
The agreement has been approved by the boards of directors of both companies, and is targeted to close in the second quarter of fiscal 2015, subject to the approval of Lextar’s shareholders and the Taiwan Investment Committee, and other customary closing conditions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of June 29, 2014.
The effectiveness of our internal control over financial reporting as of June 29, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report.

Item 9B. Other Information
Not applicable.

PART III

Certain information called for in Items 10, 11,12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2014.

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

3.1
Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2
Bylaws, as amended and restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

4.1
Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2
Amended and Restated Rights Agreement, dated April 24, 2012, between Cree, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated April 24, 2012, as filed with the Securities and Exchange Commission on April 26, 2012)

4.3
Amendment No. 1 to Amended and Restated Rights Agreement, dated as of January 29, 2013 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated January 29, 2013, as filed with the Securities and Exchange Commission on January 31, 2013)

10.1*
2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 23, 2012, as filed with the Securities and Exchange Commission on October 25, 2012)

10.2*
Addendum to Form of Master Stock Option Award Agreement Terms and Conditions for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.3*
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.4*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.5*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.6*
Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.7*
Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.8*
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.9*
Management Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 13, 2012, as filed with the Securities and Exchange Commission on August 17, 2012)

10.10*
Schedule of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 25, 2013, as filed with the Securities and Exchange Commission on December 2, 2013)

10.11*
Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.12*
Amendment One to Non-Employee Director Stock Compensation and Deferral Program (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.13*
Notice of Grant to Charles M. Swoboda, dated August 13, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated August 13, 2012, as filed with the Securities and Exchange Commission on August 17, 2012)

10.14*
Notice of Grant to Charles M. Swoboda, dated November 28, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2012, as filed with the Securities and Exchange Commission on January 23, 2013)

10.15*
Master Performance Unit Award Agreement, dated August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.16*
Cree, Inc. Severance Plan for Section 16 Officers, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 28, 2013, as filed with the Securities and Exchange Commission on October 31, 2013)

10.17*
Change in Control Agreement for Chief Executive Officer, effective December 17, 2012, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.18*
Form of Cree, Inc. Change in Control Agreement for Section 16 Officers other than the Chief Executive Officer (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.19*
Form of Cree, Inc. Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.20*
Offer Letter Agreement executed August 16, 2011 between Cree, Inc. and Alan J. Ruud (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011, as filed with the Securities and Exchange Commission on October 20, 2011)

10.21*
Management Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.22*
Notice of Grant to Charles M. Swoboda, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.23*
Notice of Grant to Michael E. McDevitt, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.24*
Notice of Grant to Norbert Hiller, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.25*
Notice of Grant to Tyrone D. Mitchell, Jr., dated August 30, 2013 (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.26*
Form of Master Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.27*
Form of Stock Unit Award Agreement (Time-Based) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.28*
Form of Stock Unit Award Agreement (Performance-Based) (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.29*
2013 Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 29, 2013, as filed with the Securities and Exchange Commission on October 29, 2013)

10.30*
2005 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 29, 2013, as filed with the Securities and Exchange Commission on October 29, 2013)

10.31*
Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

10.32*
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

16.1
Letter dated December 2, 2013 of Ernst & Young LLP to the SEC (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K, dated November 25, 2013, as filed with the Securities and Exchange Commission on December 2, 2013)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Cree, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements

*	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREE, INC.
Date:	August 26, 2014

By:	/s/ CHARLES M. SWOBODA
Charles M. Swoboda
Chairman, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES M. SWOBODA	Chairman, Chief Executive Officer and President	August 26, 2014
Charles M. Swoboda

/s/ MICHAEL E. MCDEVITT	Executive Vice President and Chief Financial Officer	August 26, 2014
Michael E. McDevitt

/s/ CLYDE R. HOSEIN	Director	August 26, 2014
Clyde R. Hosein

/s/ ROBERT A. INGRAM	Director	August 26, 2014
Robert A. Ingram

/s/ FRANCO PLASTINA	Director	August 26, 2014
Franco Plastina

/s/ JOHN B. REPLOGLE	Director	August 26, 2014
John B. Replogle

/s/ ALAN J. RUUD	Director	August 26, 2014
Alan J. Ruud

/s/ ROBERT L. TILLMAN	Director	August 26, 2014
Robert L. Tillman

/s/ THOMAS H. WERNER	Director	August 26, 2014
Thomas H. Werner

/s/ ANNE C. WHITAKER	Director	August 26, 2014
Anne C. Whitaker

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1
Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2
Bylaws, as amended and restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

4.1
Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2
Amended and Restated Rights Agreement, dated April 24, 2012, between Cree, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated April 24, 2012, as filed with the Securities and Exchange Commission on April 26, 2012)

4.3
Amendment No. 1 to Amended and Restated Rights Agreement, dated as of January 29, 2013 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated January 29, 2013, as filed with the Securities and Exchange Commission on January 31, 2013)

10.1*
2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 23, 2012, as filed with the Securities and Exchange Commission on October 25, 2012)

10.2*
Addendum to Form of Master Stock Option Award Agreement Terms and Conditions for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.3*
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.4*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.5*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.6*
Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.7*
Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.8*
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.9*
Management Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 13, 2012, as filed with the Securities and Exchange Commission on August 17, 2012)

10.10*
Schedule of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 25, 2013, as filed with the Securities and Exchange Commission on December 2, 2013)

10.11*
Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.12*
Amendment One to Non-Employee Director Stock Compensation and Deferral Program (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.13*
Notice of Grant to Charles M. Swoboda, dated August 13, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated August 13, 2012, as filed with the Securities and Exchange Commission on August 17, 2012)

10.14*
Notice of Grant to Charles M. Swoboda, dated November 28, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2012, as filed with the Securities and Exchange Commission on January 23, 2013)

10.15*
Master Performance Unit Award Agreement, dated August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.16*
Cree, Inc. Severance Plan for Section 16 Officers, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 28, 2013, as filed with the Securities and Exchange Commission on October 31, 2013)

10.17*
Change in Control Agreement for Chief Executive Officer, effective December 17, 2012, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.18*
Form of Cree, Inc. Change in Control Agreement for Section 16 Officers other than the Chief Executive Officer (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.19*
Form of Cree, Inc. Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.20*
Offer Letter Agreement executed August 16, 2011 between Cree, Inc. and Alan J. Ruud (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011, as filed with the Securities and Exchange Commission on October 20, 2011)

10.21*
Management Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.22*
Notice of Grant to Charles M. Swoboda, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.23*
Notice of Grant to Michael E. McDevitt, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.24*
Notice of Grant to Norbert Hiller, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.25*
Notice of Grant to Tyrone D. Mitchell, Jr., dated August 30, 2013 (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.26*
Form of Master Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.27*
Form of Stock Unit Award Agreement (Time-Based) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.28*
Form of Stock Unit Award Agreement (Performance-Based) (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.29*
2013 Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 29, 2013, as filed with the Securities and Exchange Commission on October 29, 2013)

10.30*
2005 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 29, 2013, as filed with the Securities and Exchange Commission on October 29, 2013)

10.31*
Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

10.32*
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

16.1
Letter dated December 2, 2013 of Ernst & Young LLP to the SEC (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K, dated November 25, 2013, as filed with the Securities and Exchange Commission on December 2, 2013)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Cree, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements

*	Management contract or compensatory plan