Form 10-Q
period 2014-09-28
CREE INC
filed 2014-10-22
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 15, 2014, was 119,445,374.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended September 28, 2014

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
CONSOLIDATED BALANCE SHEETS

	September 28, 2014	June 29, 2014
	(unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$196,300	$286,824
Short-term investments	908,543	875,642
Total cash, cash equivalents and short-term investments	1,104,843	1,162,466
Accounts receivable, net	236,992	225,160
Inventories	310,780	284,780
Deferred income taxes	29,695	29,414
Prepaid expenses and other current assets	74,371	72,071
Total current assets	1,756,681	1,773,891
Property and equipment, net	635,341	605,713
Goodwill	616,345	616,345
Intangible assets, net	332,123	336,423
Other assets	12,162	11,997
Total assets	$3,352,652	$3,344,369
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$198,631	$202,294
Accrued salaries and wages	43,268	50,527
Income taxes payable	11,850	14,848
Other current liabilities	39,129	38,986
Total current liabilities	292,878	306,655
Long-term liabilities:
Long-term debt	45,000	—
Deferred income taxes	15,828	12,173
Other long-term liabilities	29,082	35,395
Total long-term liabilities	89,910	47,568
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 28, 2014 and June 29, 2014; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 28, 2014 and June 29, 2014; 119,421 and 120,114 shares issued and outstanding at September 28, 2014 and June 29, 2014, respectively	148	149
Additional paid-in-capital	2,214,601	2,190,011
Accumulated other comprehensive income, net of taxes	9,727	11,405
Retained earnings	745,388	788,581
Total shareholders’ equity	2,969,864	2,990,146
Total liabilities and shareholders’ equity	$3,352,652	$3,344,369
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 28, 2014	September 29, 2013
	(In thousands, except per share amounts)
Revenue, net	$427,672	$391,006
Cost of revenue, net	291,852	240,249
Gross profit	135,820	150,757
Operating expenses:
Research and development	46,725	41,743
Sales, general and administrative	69,692	64,278
Amortization or impairment of acquisition-related intangibles	6,499	7,287
Loss on disposal or impairment of long-lived assets	1,447	657
Total operating expenses	124,363	113,965
Operating income	11,457	36,792
Non-operating income, net	2,904	2,818
Income before income taxes	14,361	39,610
Income tax expense	3,231	9,113
Net income	$11,130	$30,497
Earnings per share:
Basic	$0.09	$0.26
Diluted	$0.09	$0.25
Weighted average shares used in per share calculation:
Basic	119,605	119,564
Diluted	121,143	122,364
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	September 28, 2014	September 29, 2013
	(In thousands)
Net income	$11,130	$30,497
Other comprehensive income:
Currency translation (loss) gain	(1,167)	259
Net unrealized (loss)/gain on available-for-sale securities, net of tax benefit/(expense) of $339 and $(782), respectively	(511)	1,263
Other comprehensive (loss) income	(1,678)	1,522
Comprehensive income	$9,452	$32,019
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 28, 2014	September 29, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$11,130	$30,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,335	39,481
Stock-based compensation	16,759	14,578
Excess tax benefit from stock-based payment arrangements	(1,448)	(5,666)
Loss on disposal or impairment of long-lived assets	1,447	657
Amortization of premium/discount on investments	2,412	2,435
Changes in operating assets and liabilities:
Accounts receivable, net	(12,018)	(16,613)
Inventories	(25,674)	(19,782)
Prepaid expenses and other assets	(3,176)	(36,998)
Accounts payable, trade	(2,164)	22,960
Accrued salaries and wages and other liabilities	(17,319)	37,687
Net cash provided by operating activities	13,284	69,236
Cash flows from investing activities:
Purchases of property and equipment	(63,446)	(33,680)
Purchases of short-term investments	(171,067)	(196,312)
Proceeds from maturities of short-term investments	126,958	116,510
Proceeds from sale of property and equipment	43	—
Proceeds from sale of short-term investments	4,667	12,295
Purchases of patent and licensing rights	(4,806)	(4,769)
Net cash used in investing activities	(107,651)	(105,956)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	60,000	—
Payments on long-term debt borrowings	(15,000)	—
Net proceeds from issuance of common stock	12,109	28,741
Excess tax benefit from stock-based payment arrangements	1,448	5,666
Repurchases of common stock	(54,325)	—
Net cash provided by financing activities	4,232	34,407
Effects of foreign exchange changes on cash and cash equivalents	(389)	126
Net decrease in cash and cash equivalents	(90,524)	(2,187)
Cash and cash equivalents:
Beginning of period	286,824	190,069
End of period	$196,300	$187,882
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation
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
The Company's LED products consist of LED components, LED chips and silicon carbide (SiC) materials. The Company's success in selling LED products depends upon its ability to offer innovative products and to enable its customers to develop and market LED-based products that successfully compete against other LED-based products and drive LED adoption against traditional lighting products.
The Company's lighting products primarily consist of LED lighting systems and bulbs. The Company designs, manufactures and sells lighting fixtures and lamps for the commercial, industrial and consumer markets.
In addition, the Company develops, manufactures and sells power and RF devices. The Company's power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. The Company's RF devices are made from gallium nitride (GaN) and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide (GaAs).
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

For financial results by reportable segment, please refer to Note 12, "Reportable Segments."
Basis of Presentation
The consolidated balance sheet at September 28, 2014, the consolidated statements of income for the three months ended September 28, 2014 and September 29, 2013, the consolidated statements of comprehensive income for the three months ended September 28, 2014 and September 29, 2013, and the consolidated statements of cash flows for the three months ended September 28, 2014 and September 29, 2013 (collectively, the consolidated financial statements) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at September 28, 2014, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 29, 2014 has been derived from the audited financial statements as of that date.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (fiscal 2014). The results of operations for the three months ended September 28, 2014 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 28, 2015 (fiscal 2015).

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.
Certain fiscal 2014 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2015 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.
New Accounting Standards
Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09: Revenue from Contracts with Customers (Topic 606). The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The effective date will be the first quarter of the Company's fiscal year ending June 24, 2018, using one of two retrospective application methods. The Company is currently analyzing the impact of this new accounting guidance.
Note 2 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	September 28, 2014	June 29, 2014
Billed trade receivables	$271,459	$255,374
Unbilled contract receivables	1,727	1,557
	273,186	256,931
Allowance for sales returns, discounts and other incentives	(33,473)	(29,010)
Allowance for bad debts	(2,721)	(2,761)
Accounts receivable, net	$236,992	$225,160
Inventories
The following table summarizes the components of inventories (in thousands):

	September 28, 2014	June 29, 2014
Raw material	$93,883	$95,594
Work-in-progress	104,969	92,889
Finished goods	111,928	96,297
Inventories	$310,780	$284,780

Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	September 28, 2014	June 29, 2014
Accrued taxes	$19,256	$19,835
Accrued professional fees	6,496	5,373
Accrued warranty	6,397	5,842
Accrued other	6,980	7,936
Other current liabilities	$39,129	$38,986
Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	September 28, 2014	June 29, 2014
Currency translation gain	$7,382	$8,549
Net unrealized gain on available-for-sale securities	2,345	2,856
Accumulated other comprehensive income, net of taxes	$9,727	$11,405
Non-Operating Income, net
The following table summarizes the components of non-operating income, net (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
Foreign currency (loss) gain, net	($231)	$264
Gain on sale of investments, net	2	10
Interest income, net	3,032	2,341
Other, net	101	203
Non-operating income, net	$2,904	$2,818
Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended
	September 28, 2014	September 29, 2013
Net unrealized gain on available-for-sale securities, net of taxes	$2	$10	Non-operating income, net
	2	10	Income before income taxes
	—	2	Income tax expense
	$2	$8	Net income
Note 3 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. All investments are short-term and classified as available-for-sale.

The following tables summarize short-term investments (in thousands):

	September 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$295,437	$2,405	($24)	$297,818
Corporate bonds	214,055	1,690	(419)	215,326
U.S. agency securities	18,950	129	—	19,079
Non-U.S. certificates of deposit	373,303	—	—	373,303
Non-U.S. government securities	2,999	18	—	3,017
Total short-term investments	$904,744	$4,242	($443)	$908,543

	June 29, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$291,869	$2,323	($12)	$294,180
Corporate bonds	200,177	2,283	(114)	202,346
U.S. agency securities	18,994	141	—	19,135
Non-U.S. certificates of deposit	352,928	—	—	352,928
Non-U.S. government securities	7,025	28	—	7,053
Total short-term investments	$870,993	$4,775	($126)	$875,642

The following tables present the gross unrealized losses and estimated fair value of the Company's short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	September 28, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$10,125	($21)	$1,516	($3)	$11,641	($24)
Corporate bonds	49,004	(265)	12,935	(154)	61,939	(419)
U.S. agency securities	—	—	—	—	—	—
Non-U.S. certificates of deposit	—	—	—	—	—	—
Non-U.S. government securities	—	—	—	—	—	—
Total	$59,129	($286)	$14,451	($157)	$73,580	($443)
Number of securities with an unrealized loss		32		7		39

	June 29, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$7,906	($8)	$1,520	($4)	$9,426	($12)
Corporate bonds	15,696	(31)	13,049	(83)	28,745	(114)
U.S. agency securities	—	—	—	—	—	—
Non-U.S. certificates of deposit	—	—	—	—	—	—
Non-U.S. government securities	—	—	—	—	—	—
Total	$23,602	($39)	$14,569	($87)	$38,171	($126)
Number of securities with an unrealized loss		13		7		20
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains from the sale of investments for the three months ended September 28, 2014 of $2 thousand were included in Non-operating income, net in the Consolidated Statements of Income and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its securities to be impaired as of September 28, 2014 and June 29, 2014.
The contractual maturities of short-term investments as of September 28, 2014 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$58,114	$210,550	$29,154	$—	$297,818
Corporate bonds	21,052	156,156	38,118	—	215,326
U.S. agency securities	6,571	12,508	—	—	19,079
Non-U.S. certificates of deposit	373,303	—	—	—	373,303
Non-U.S. government securities	—	3,017	—	—	3,017
Total short-term investments	$459,040	$382,231	$67,272	$—	$908,543

Note 4 – Fair Value of Financial Instruments
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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of September 28, 2014, financial assets utilizing Level 1 inputs included money market funds, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. Level 2 assets are valued using a third-party pricing service's consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of September 28, 2014. There were no transfers between Level 1 and Level 2 during the three months ended September 28, 2014.
The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	September 28, 2014				June 29, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Non-U.S. certificates of deposit	$—	$165	$—	$165	$—	$—	$—	$—
Money market funds	18,714	—	—	18,714	40,031	—	—	40,031
Total cash equivalents	18,714	165	—	18,879	40,031	—	—	40,031
Short-term investments:
Municipal bonds	—	297,818	—	297,818	—	294,180	—	294,180
Corporate bonds	—	215,326	—	215,326	—	202,346	—	202,346
U.S. agency securities	—	19,079	—	19,079	—	19,135	—	19,135
Non-U.S. certificates of deposit	—	373,303	—	373,303	—	352,928	—	352,928
Non-U.S. government securities	—	3,017	—	3,017	—	7,053	—	7,053
Total short-term investments	—	908,543	—	908,543	—	875,642	—	875,642
Total assets	$18,714	$908,708	$—	$927,422	$40,031	$875,642	$—	$915,673

Note 5 – Intangible Assets
The following table presents the components of intangible assets, net (in thousands):

	September 28, 2014			June 29, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$137,440	($68,315)	$69,125	$137,440	($66,970)	$70,470
Developed technology	162,760	(77,581)	85,179	162,760	(72,921)	89,839
Non-compete agreements	10,244	(6,487)	3,757	10,244	(5,997)	4,247
Trade names, finite-lived	520	(520)	—	520	(516)	4
Patent and licensing rights	139,070	(44,688)	94,382	134,607	(42,424)	92,183
Total intangible assets with finite lives	450,034	(197,591)	252,443	445,571	(188,828)	256,743
Trade names, indefinite-lived	79,680		79,680	79,680		79,680
Total intangible assets	$529,714	($197,591)	$332,123	$525,251	($188,828)	$336,423
Total amortization of finite-lived intangible assets was $8.9 million and $9.4 million during the three months ended September 28, 2014 and September 29, 2013, respectively.
Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 28, 2015 (remainder of fiscal 2015)	$26,021
June 26, 2016	34,466
June 25, 2017	32,463
June 24, 2018	31,278
June 30, 2019	18,730
Thereafter	109,485
Total future amortization expense	$252,443

Note 6 – Long-term Debt
The Company has a $150 million unsecured revolving line of credit under which the Company may borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of August 12, 2017.
The Company classifies balances outstanding under this agreement as Long-term debt in the Consolidated Balance Sheets. At September 28, 2014, the Company had $45.0 million outstanding under the line of credit and $105.0 million available for borrowing. The average interest rate and the commitment fee percentage for the three months ended September 28, 2014 were 0.85% and 0.08%, respectively. The Company was in compliance with all covenants in the line of credit at September 28, 2014.
Note 7 – Shareholders’ Equity
As of September 28, 2014, pursuant to an approval by the Board of Directors to an increase in the amount of the stock repurchase program, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $300 million for all purchases from June 20, 2013 through the expiration of the program on June 28, 2015. During the three months ended September 28, 2014, the Company repurchased $54.3 million of common stock under the stock repurchase program.

Note 8 – Earnings Per Share
The following table presents the computation of basic earnings per share (in thousands, except per share amounts):

	Three Months Ended
	September 28, 2014	September 29, 2013
Basic:
Net income	$11,130	$30,497
Weighted average common shares	119,605	119,564
Basic earnings per share	$0.09	$0.26
The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended
	September 28, 2014	September 29, 2013
Diluted:
Net income	$11,130	$30,497
Weighted average common shares - basic	119,605	119,564
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	1,538	2,800
Weighted average common shares - diluted	121,143	122,364
Diluted earnings per share	$0.09	$0.25
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three months ended September 28, 2014 and September 29, 2013, there were 5.2 million and 1.1 million, respectively, of potential common shares not included in the calculation of diluted earnings per share because their effect was anti-dilutive.
Note 9 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has one equity-based compensation plan, the 2013 Long-Term Incentive Compensation Plan (2013 LTIP), from which stock-based compensation awards can be granted to employees and directors. The 2013 LTIP provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards. The Company has other equity-based compensation plans that have been terminated so that no future grants can be made under those plans, but under which options, restricted stock and restricted stock units are currently outstanding.
Prior to fiscal 2013, the Company’s stock-based awards had been service-based only.  Beginning in fiscal 2013, the Company began issuing grants of awards that also contain performance-based conditions.  Performance-based conditions are generally tied to future financial and/or operating performance of the Company. The compensation expense with respect to performance-based grants is recognized if the Company believes it is probable that the performance condition will be achieved. The Company reassesses the probability of the achievement of the performance condition at each reporting period, and adjusts the compensation expense for subsequent changes in the estimate or actual outcome. As with non-performance based awards, compensation expense is recognized over the vesting period. The vesting period runs from the date of grant to the expected date that the performance objective is likely to be achieved.
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
Stock Option Awards
The following table summarizes option activity as of September 28, 2014 and changes during the three months then ended (number of shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 29, 2014	8,922	$41.85
Granted	3,171	45.29
Exercised	(421)	29.18
Forfeited or expired	(103)	51.19
Outstanding at September 28, 2014	11,569	$43.17
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of September 28, 2014, and changes during the three months then ended is as follows (number of awards and units in thousands):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 29, 2014	860	$46.81
Granted	417	45.38
Vested	(346)	46.11
Forfeited	(4)	59.47
Nonvested at September 28, 2014	927	$46.37
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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
Income Statement Classification:
Cost of revenue, net	$2,905	$2,379
Research and development	4,471	3,712
Sales, general and administrative	9,383	8,487
Total stock-based compensation expense	$16,759	$14,578
Note 10 – Income Taxes
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
As of June 29, 2014, the Company's liability for unrecognized tax benefits was $18.4 million. During the three months ended September 28, 2014, there were no changes to the amount of unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of September 28, 2014 was $18.4 million. If any portion of this $18.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $0.2 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute requirements.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2011. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2010. For foreign purposes, the Company is generally no longer subject to tax examinations for tax periods 2004 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment. The Company is currently under audit by the French Tax Administration for the fiscal year ended June 26, 2011 (fiscal 2011) through the fiscal year ended June 29, 2014 (fiscal 2014).
Note 11 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 29, 2014	$6,822
Warranties accrued in current period	1,952
Expenditures	(1,574)
Balance at September 28, 2014	$7,200
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The warranty reserves, which are primarily related to Lighting Products, are evaluated on a quarterly basis based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of September 28, 2014, $0.8 million of the Company's product warranty liabilities were classified as long-term.

Litigation
The Company is currently a party to various legal proceedings.  While management presently believes that the ultimate outcome of such proceedings, individually and in the aggregate, will not materially harm the Company’s financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur.  An unfavorable ruling could include money damages or, in matters for which injunctive relief or other conduct remedies may be sought, an injunction prohibiting the Company from selling one or more products at all or in particular ways.  Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on the Company’s business, results of operation, financial position and overall trends.  The outcomes in these matters are not reasonably estimable.
Note 12 – Reportable Segments

The Company's operating and reportable segments are:

•	LED Products

•	Lighting Products

•	Power and RF Products
Reportable Segments Description
The Company's LED Products segment includes LED chips, LED components and SiC materials. The Company's Lighting Products segment primarily consists of LED lighting systems and bulbs. The Company's Power and RF Products segment includes power devices and RF devices.
Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three months ended September 28, 2014 and September 29, 2013. The Company's CODM is the Chief Executive Officer. The Company used the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
The Company's CODM does not review inter-segment transactions when evaluating segment performance and allocating resources to each segment, and inter-segment transactions are not included in the segment revenue presented in the table below. As such, total segment revenue in the table below is equal to the Company's consolidated revenue.
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
Unallocated costs in the table below consist primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under the Company's 401(k) plan. These costs were not allocated to the reportable segments’ gross profit because the Company’s CODM does not review them regularly when evaluating segment performance and allocating resources.

Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended
	September 28, 2014	September 29, 2013
Revenue:
LED Products revenue	$173,590	$218,023
Lighting Products revenue	223,086	147,918
Power and RF Products revenue	30,996	25,065
Total revenue	$427,672	$391,006

Gross Profit and Gross Margin:
LED Products gross profit	$67,624	$101,653
LED Products gross margin	39.0%	46.6%
Lighting Products gross profit	55,592	39,818
Lighting Products gross margin	24.9%	26.9%
Power and RF Products gross profit	17,857	13,456
Power and RF Products gross margin	57.6%	53.7%
Total segment gross profit	141,073	154,927
Unallocated costs	(5,253)	(4,170)
Consolidated gross profit	$135,820	$150,757
Consolidated gross margin	31.8%	38.6%

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
Inventories for each of the Company's segments are as follows (in thousands):

	September 28, 2014	June 29, 2014
LED Products	$149,654	$123,249
Lighting Products	147,982	148,757
Power and RF Products	8,732	8,019
Total segment inventories	306,368	280,025
Unallocated inventories	4,412	4,755
Consolidated inventories	$310,780	$284,780

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

Executive Summary
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 29, 2014. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
Cree, Inc. is a North Carolina corporation established in 1987, and our headquarters are in Durham, North Carolina. For further information about our consolidated revenue and earnings, please see our consolidated financial statements included in Item 1 of this Quarterly Report.
Reportable Segments
Our three reportable segments are:

•	LED Products

•	Lighting Products

•	Power and RF Products

For further information about our reportable segments, please refer to Note 12, "Reportable Segments," in our consolidated financial statements included in Item 1 of this Quarterly Report.
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

Overview of the Three Months Ended September 28, 2014
The following is a summary of our financial results for the three months ended September 28, 2014:

•	Revenue increased to $428 million for the three months ended September 28, 2014 from $391 million for the three months ended September 29, 2013.

•
Gross profit decreased to $136 million for the three months ended September 28, 2014 from $151 million for the three months ended September 29, 2013. Gross margin declined to 32% for the three months ended September 28, 2014 from 39% for the three months ended September 29, 2013.

•
Operating income decreased to $11 million for the three months ended September 28, 2014 from $37 million for the three months ended September 29, 2013. Net income per diluted share decreased to $0.09 for the three months ended September 28, 2014 from $0.25 for the three months ended September 29, 2013.

•
Cash, cash equivalents and short-term investments decreased to $1.1 billion at September 28, 2014 compared to $1.2 billion at June 29, 2014. Cash provided by operating activities was $13 million for the three months ended September 28, 2014, compared to $69 million for the three months ended September 29, 2013.

•	Inventories increased to $311 million at September 28, 2014 compared to $285 million at June 29, 2014.

•	Purchases of property and equipment were $63 million for the three months ended September 28, 2014 compared to $34 million for the three months ended September 29, 2013.
Business Outlook
We project that the markets for our products will remain highly competitive during fiscal 2015. We anticipate focusing on the following key areas, among others, in response to this competitive environment:

•
Build financial momentum. We target generating incremental operating margin over time through revenue growth and incremental operating leverage across the business. In fiscal 2015, we target revenue growth in Lighting Products and Power and RF Products, while LED Products revenue is currently targeted to be lower for the fiscal year. We have been developing a new LED technology platform that is targeted to drive new design wins for our market leading high power LED products later in fiscal 2015. As a result, we currently target incremental operating leverage in the second half of fiscal 2015 as compared with the first half of fiscal 2015.

•
Drive innovation to lower upfront customer cost and further improve payback. The LED lighting market has been enabled with tremendous innovation over the last decade with technology improvements in LEDs and LED lighting systems. We believe we can further accelerate LED lighting adoption by continuing to innovate in LEDs and LED lighting systems to lower the upfront cost and make the payback even more compelling. The approach also applies to our Power and RF product lines, where today our technology has tremendous technical benefits but a higher upfront cost. We are focused on developing the next generation devices that improve payback and expand the market for these products.

•
Drive LED lighting growth and build the Cree brand. We target growth in both the LED fixture and LED bulb product lines, driven by the new products we released over the last year and continued innovation in the year ahead. We plan to continue to drive awareness of the Cree brand and LED lighting in both the consumer and commercial markets.

•
Expand our work with third party manufacturers to enable growth in LEDs and LED Lighting. We work with third party manufacturers for the production of LEDs and LED lighting products. Our internal team is focused primarily on the high-performance, high-power LEDs that differentiate Cree in the market. We work with external manufacturers on mid-power LEDs. As demand increases, we plan to expand production at both our manufacturing partners and our own factories over time to support our targeted growth, optimize our factory utilization and focus our capital spending on higher value products.

Results of Operations
The following table sets forth certain consolidated statement of income data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended
	September 28, 2014		September 29, 2013
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$427,672	100%	$391,006	100%
Cost of revenue, net	291,852	68%	240,249	61%
Gross profit	135,820	32%	150,757	39%
Research and development	46,725	11%	41,743	11%
Sales, general and administrative	69,692	16%	64,278	16%
Amortization or impairment of acquisition-related intangibles	6,499	2%	7,287	2%
Loss on disposal or impairment of long-lived assets	1,447	—%	657	—%
Operating income	11,457	3%	36,792	9%
Non-operating income, net	2,904	1%	2,818	1%
Income before income taxes	14,361	3%	39,610	10%
Income tax expense	3,231	1%	9,113	2%
Net income	$11,130	3%	$30,497	8%
Basic earnings per share	$0.09		$0.26
Diluted earnings per share	$0.09		$0.25

Revenue

Revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended
	September 28, 2014	September 29, 2013	Change
LED Products revenue	$173,590	$218,023	($44,433)	(20)%
Percent of revenue	41%	56%
Lighting Products revenue	223,086	147,918	75,168	51%
Percent of revenue	52%	38%
Power and RF Products revenue	30,996	25,065	5,931	24%
Percent of revenue	7%	6%
Total revenue	$427,672	$391,006	$36,666	9%
Our consolidated revenue increased 9% to $427.7 million for the three months ended September 28, 2014 from $391.0 million for the three months ended September 29, 2013. The increase was driven primarily by the 51% increase in Lighting Products revenue, offset by the 20% decrease in LED Products revenue.
LED Products Segment Revenue
LED Products revenue represented 41% and 56% of our total revenue for the three months ended September 28, 2014 and September 29, 2013, respectively.
LED Products revenue decreased 20% to $173.6 million for the three months ended September 28, 2014 from $218.0 million for the three months ended September 29, 2013. This decrease was the result of an overall decrease in the number of units sold and lower pricing, due to weaker global demand for LED Products.

Lighting Products Segment Revenue
Lighting Products revenue represented approximately 52% and 38% of our total revenue for the three months ended September 28, 2014 and September 29, 2013, respectively.
Lighting Products revenue increased 51% to $223.1 million for the three months ended September 28, 2014 from $147.9 million for the three months ended September 29, 2013. This increase was the result of an overall increase in the number of units sold, partially offset by a reduction in ASP primarily due to a higher mix of lower priced LED bulb products.
Power and RF Products Segment Revenue
Power and RF Products revenue represented approximately 7% and 6% of our total revenue for the three months ended September 28, 2014 and September 29, 2013, respectively.
Power and RF Products revenue increased 24% to $31.0 million for the three months ended September 28, 2014 from $25.1 million for the three months ended September 29, 2013. This increase was the result of an overall increase in the number of units sold, which was partially offset by a reduction in ASP.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Three Months Ended
	September 28, 2014	September 29, 2013	Change
LED Products gross profit	$67,624	$101,653	($34,029)	(33)%
LED Products gross margin	39.0%	46.6%
Lighting Products gross profit	55,592	39,818	15,774	40%
Lighting Products gross margin	24.9%	26.9%
Power and RF Products gross profit	17,857	13,456	4,401	33%
Power and RF Products gross margin	57.6%	53.7%
Unallocated costs	(5,253)	(4,170)	(1,083)	26%
Consolidated gross profit	$135,820	$150,757	($14,937)	(10)%
Consolidated gross margin	31.8%	38.6%
Our consolidated gross profit decreased 10% to $135.8 million for the three months ended September 28, 2014 from $150.8 million for the three months ended September 29, 2013. Our consolidated gross margin decreased to 31.8% for the three months ended September 28, 2014 from 38.6% for the three months ended September 29, 2013.
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit decreased 33% to $67.6 million for the three months ended September 28, 2014 from $101.7 million for the three months ended September 29, 2013. LED Products gross margin decreased to 39.0% for the three months ended September 28, 2014 from 46.6% for the three months ended September 29, 2013. LED Products gross profit and gross margin decreases were due to lower units sold and lower pricing, as a result of weaker global demand.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit increased 40% to $55.6 million for the three months ended September 28, 2014 from $39.8 million for the three months ended September 29, 2013. Lighting Products gross margin decreased to 24.9% for the three months ended September 28, 2014 from 26.9% for the three months ended September 29, 2013. Lighting Products gross profit increased for the three months ended September 28, 2014 as compared to the three months ended September 29, 2013 due to growth in LED lighting products sales. Lighting Products gross margin decreased for the three months ended September 28, 2014 as compared to the three months ended September 29, 2013 due to changes in product mix driven primarily by higher sales of LED bulbs, which have lower gross margins.

Power and RF Products Segment Gross Profit and Gross Margin
Power and RF Products gross profit increased 33% to $17.9 million for the three months ended September 28, 2014 from $13.5 million for the three months ended September 29, 2013. Power and RF Products gross margin increased to 57.6% for the three months ended September 28, 2014 from 53.7% for the three months ended September 29, 2013. Power and RF Products gross profit and gross margin increases were due primarily to higher revenue, factory cost reductions and increased factory utilization . These benefits more than offset the decline in the ASP for the three months ended September 28, 2014 as compared to the three months ended September 29, 2013.
Unallocated Costs
Unallocated costs were $5.3 million and $4.2 million for the three months ended September 28, 2014 and September 29, 2013, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources. The increase of $1.1 million for the three months ended September 28, 2014 as compared to the three months ended September 29, 2013 was primarily attributable to higher incentive compensation, as well as higher stock-based compensation, resulting from an increase in historical grant date stock prices.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended
	September 28, 2014	September 29, 2013	Change
Research and development	$46,725	$41,743	$4,982	12%
Percent of revenue	11%	11%
Research and development expenses for the three months ended September 28, 2014 increased 12% to $46.7 million from $41.7 million for the three months ended September 29, 2013. This increase was primarily due to increased spending on research and development activities focused on new higher performance and lower cost products in all our product lines. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities. We anticipate that in general our research and development expenses will continue to increase over time to support future growth.

Sales, General and Administrative
Sales, general and administrative expenses were comprised primarily of costs associated with our sales and marketing personnel and our executive and administrative personnel (for example, finance, human resources, information technology and legal) and consisted of salaries and related compensation costs; consulting and other professional services (such as litigation and other outside legal counsel fees, audit and other compliance costs); marketing and advertising expenses; facilities and insurance costs; and travel and other costs. The following table sets forth our sales, general and administrative expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended
	September 28, 2014	September 29, 2013	Change
Sales, general and administrative	$69,692	$64,278	$5,414	8%
Percent of revenue	16%	16%
Sales, general and administrative expenses for the three months ended September 28, 2014 increased 8% to $69.7 million from $64.3 million for the three months ended September 29, 2013. This increase was primarily due to an increase in spending on sales and marketing for lighting products, including commissions and advertising, as we continue to expand our direct sales resources and channels and invest in building and promoting the Cree brand.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names. Amortization of intangible assets related to our acquisitions was as follows (in thousands, except percentages):

	Three Months Ended
	September 28, 2014	September 29, 2013	Change
Customer relationships	$1,345	$1,843	($498)	(27)%
Developed technology	4,660	4,948	(288)	(6)%
Non-compete agreements	490	490	—	—%
Trade names, finite-lived	4	6	(2)	(33)%
Total amortization	$6,499	$7,287	($788)	(11)%
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
The following table sets forth our loss on disposal or impairment of long-lived assets (in thousands, except percentages):

	Three Months Ended
	September 28, 2014	September 29, 2013	Change
Loss on disposal or impairment of long-lived assets	$1,447	$657	$790	120%
We recognized a net loss of $1.4 million and $0.7 million on the disposal of long-lived assets for the three months ended September 28, 2014 and the three months ended September 29, 2013, respectively. These net losses were primarily the result of disposals of equipment due to changes in various manufacturing processes, the abandonment of certain patent assets as a result of technological obsolescence and dispositions of building improvements as we expand our manufacturing facilities to support future growth.

Non-Operating Income, net
The following table sets forth our non-operating income, net (in thousands, except percentages):

	Three Months Ended
	September 28, 2014	September 29, 2013	Change
Foreign currency (loss) gain, net	($231)	$264	($495)	(188)%
Gain on sale of investments, net	2	10	(8)	(80)%
Interest income, net	3,032	2,341	691	30%
Other, net	101	203	(102)	(50)%
Non-operating income, net	$2,904	$2,818	$86	3%
Foreign currency (loss) gain, net. Foreign currency (loss) gain, net consisted primarily of remeasurement adjustments resulting from consolidating our international subsidiaries. The foreign currency loss for the three months ended September 28, 2014 was primarily due to fluctuations in the exchange rate between the EURO and the United States Dollar. The foreign currency gain for the three months ended September 29, 2013 was primarily due to fluctuations in the exchange rate between the Chinese Yuan and the United States Dollar.
Gain on sale of investments, net. Gain on sale of investments, net was $2 thousand for the three months ended September 28, 2014 compared to $10 thousand for the three months ended September 29, 2013.
Interest income, net. Interest income, net was $3.0 million for the three months ended September 28, 2014 compared to $2.3 million for the three months ended September 29, 2013. The increase in interest income, net for the three months ended September 28, 2014 was primarily due to earning higher investment yields and higher invested balances as compared to the three months ended September 29, 2013.
Other, net. Other, net was $0.1 million for the three months ended September 28, 2014 compared to $0.2 million for the three months ended September 29, 2013.
Income Tax Expense
The following table sets forth our income tax expense in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended
	September 28, 2014	September 29, 2013	Change
Income tax expense	$3,231	$9,113	($5,882)	(65)%
Effective tax rate	22.5%	23.0%

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
We recognized income tax expense of $3.2 million for an effective tax rate of 22.5% for the three months ended September 28, 2014 as compared to income tax expense of $9.1 million for an effective tax rate of 23.0% for the three months ended September 29, 2013. This decrease in income tax expense was primarily due to lower pretax income.
Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities, cash generated from operations and availability under our line of credit. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs.

Based on past performance and current expectations, we believe our current working capital, availability under our line of credit and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. We may use a portion of our available cash and cash equivalents, line of credit or funds underlying our marketable securities to repurchase shares of our common stock pursuant to repurchase programs authorized by our Board of Directors. With our strong working capital position, we believe that we have the ability to continue to invest in further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio, secure key intellectual properties or expand our production capacity.
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
Liquidity
Our liquidity and capital resources primarily depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.
The following table presents the components of our cash conversion cycle:

	Three Months Ended
	September 28, 2014	June 29, 2014	Change
Days of sales outstanding(a)	50	46	4
Days of supply in inventory(b)	96	94	2
Days in accounts payable(c)	(61)	(66)	5
Cash conversion cycle	85	74	11

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

The increase in the cash conversion cycle was primarily driven by an increase in days sales outstanding and a decrease in days in accounts payable.
As of September 28, 2014, we had unrealized losses on our investments of $0.4 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at September 28, 2014 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of September 28, 2014.

Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Three Months Ended
	September 28, 2014	September 29, 2013	Change
Net cash provided by operating activities	$13,284	$69,236	($55,952)	(81)%
Net cash used in investing activities	(107,651)	(105,956)	(1,695)	2%
Net cash provided by financing activities	4,232	34,407	(30,175)	(88)%
Effects of foreign exchange changes on cash and cash equivalents	(389)	126	(515)	(409)%
Net decrease in cash and cash equivalents	($90,524)	($2,187)	($88,337)
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities decreased to $13.3 million for the three months ended September 28, 2014 from $69.2 million for the three months ended September 29, 2013. This decrease was primarily due to a decrease in net income and an increase in our working capital.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash used in investing activities was $107.7 million for the three months ended September 28, 2014 compared to $106.0 million for the three months ended September 29, 2013. Our capital spending increased $29.8 million to make manufacturing capacity investments to support our future growth. This increase was partially offset by lower net purchases of short-term investments of $28.1 million for the three months ended September 28, 2014 compared to the three months ended September 29, 2013.
We continue to actively manage our capital spending. For fiscal 2015, we target approximately $200.0 million of capital investment which is primarily related to infrastructure projects to support our longer term growth and strategic priorities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $4.2 million for the three months ended September 28, 2014 and $34.4 million for the three months ended September 29, 2013. For the three months ended September 28, 2014, our financing activities primarily consisted of net borrowings on our line of credit of $45 million, proceeds of $13.6 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises, partially offset by the repurchase of common stock worth approximately $54.3 million. For the three months ended September 29, 2013, our financing activities primarily consisted of proceeds of $34.4 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 28, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2014, in the section entitled “Contractual Obligations” for the future minimum lease payments due under our operating leases as of June 29, 2014. There have been no significant changes to the contractual obligations discussed therein, except for our new line of credit as discussed in Note 6, "Long-term Debt," in our consolidated financial statements included in Item 1 of this Quarterly Report.

Critical Accounting Policies and Estimates
For information about our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2014.
New Accounting Standards
Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09: Revenue from Contracts with Customers (Topic 606). The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The effective date will be the first quarter of our fiscal year ending June 24, 2018, using one of two retrospective application methods. The Company is currently analyzing the impact of this new accounting guidance.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2014. There have been no material changes to the amounts presented therein, except as noted below.
We maintain an unsecured revolving line of credit under which the Company may borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of August 12, 2017. At September 28, 2014, we had $45.0 million outstanding under the line of credit. If interest rates were to increase by 100 basis points, the annual interest incurred under our line of credit would increase $0.5 million.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 11, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2014. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
Our operating results are substantially dependent on the development and acceptance of new products.
Our future success may depend on our ability to develop new, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

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
We operate in industries that are subject to significant fluctuation in supply and demand that affects our revenue and profitability.
The LED lighting industry is in the early stages of adoption and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The LED industry has experienced significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. As the markets for our products mature, additional fluctuations may result from variability and consolidations within the industry’s customer base. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. These fluctuations have also been characterized by higher demand for key components and equipment used in, or in the manufacture of, our products resulting in longer lead times, supply delays and production disruptions.
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
From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, divestitures or investments. If we choose to enter into such transactions, we face certain risks, such as the failure of an acquired business or an investee to meet our performance expectations, diversion of management attention, identification of additional liabilities relating to the acquired business, loss of existing customers of our current and acquired businesses due to concerns that new product lines may be in competition with the customers’ existing product lines, and difficulty integrating an acquired business’s operations, personnel and financial and operating systems into our current business.
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
Although we believe we have adequate liquidity and capital resources to fund our operations internally and under our existing line of credit, our inability to access the capital markets on favorable terms in the future, or at all, may adversely affect our financial performance. The inability to obtain adequate financing from debt or capital sources in the future could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.
Changes in our effective tax rate may affect our results.
Our future effective tax rates may be affected by a number of factors including:

•	the jurisdiction in which profits are determined to be earned and taxed;

•	changes in government administrations, such as the Presidency and Congress of the U.S. as well as in the states and countries in which we operate;

•	changes in tax laws or interpretation of such tax laws and changes in generally accepted accounting principles;

•	the resolution of issues arising from tax audits with various authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including impairment of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	the recognition and measurement of uncertain tax positions;

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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this Quarterly Report). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $41.11 to a high of $74.32 during the 12 months ended September 28, 2014. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

There were no unregistered securities sold during the first quarter of fiscal 2015.

Stock Repurchase Program

The following table summarizes stock repurchase activity for the first quarter of fiscal 2015 (in thousands, except price per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[1]
Shares repurchased under our Stock Repurchase Program
June 30, 2014 to July 27, 2014	—	$—	—	$200,365
July 28, 2014 to August 24, 2014	426	$45.24	2,540	$181,114
August 25, 2014 to September 28, 2014	776	$45.21	3,317	$146,016
Total	1,202	$45.22

Shares repurchased outside our Stock Repurchase Program to satisfy tax withholding obligations on the vesting of shares of restricted stock
June 30, 2014 to July 27, 2014	—	$—
July 28, 2014 to August 24, 2014	—	$—
August 25, 2014 to September 28, 2014	53	$45.56
Total	53	$45.56

(1) On May 6, 2014, our Board of Directors approved an increase in the amount of our stock repurchase program. Pursuant to the program, we are now authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $300 million for all purchases from June 20, 2013 through the new expiration of the program on June 28, 2015.

Since the inception of our stock repurchase program in January 2001 through September 28, 2014, we have repurchased 13.6 million shares of our common stock at an average price of $26.40 per share with an aggregate value of $359.4 million. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Credit Agreement, dated August 12, 2014, by and between Cree, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 for the Company's Current Report on Form 8-K, dated August 12, 2014, filed with the Securities and Exchange Commission on August 12, 2014)

10.2
Revolving Line of Credit Note, dated August 12, 2014, issued by Cree, Inc. to Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated August 12, 2014, filed with the Securities and Exchange Commission on August 12, 2014)

10.3
Notice of Grant to Charles M. Swoboda (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.4
Notice of Grant to Michael E. McDevitt (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.5
Notice of Grant to Norbert W. G. Hiller (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.6
Form of Master Performance Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

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

October 22, 2014

/s/ MICHAEL E. MCDEVITT
Michael E. McDevitt
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Credit Agreement, dated August 12, 2014, by and between Cree, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 for the Company's Current Report on Form 8-K, dated August 12, 2014, filed with the Securities and Exchange Commission on August 12, 2014)

10.2
Revolving Line of Credit Note, dated August 12, 2014, issued by Cree, Inc. to Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated August 12, 2014, filed with the Securities and Exchange Commission on August 12, 2014)

10.3
Notice of Grant to Charles M. Swoboda (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.4
Notice of Grant to Michael E. McDevitt (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.5
Notice of Grant to Norbert W. G. Hiller (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.6
Form of Master Performance Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

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