Form 10-Q
period 2014-12-28
CREE INC
filed 2015-01-21
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2014
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 14, 2015, was 111,630,099.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended December 28, 2014

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
CONSOLIDATED BALANCE SHEETS

	December 28, 2014	June 29, 2014
	(unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$199,960	$286,824
Short-term investments	629,965	875,642
Total cash, cash equivalents and short-term investments	829,925	1,162,466
Accounts receivable, net	218,960	225,160
Inventories	332,548	284,780
Deferred income taxes	30,150	29,414
Prepaid expenses and other current assets	76,312	72,071
Total current assets	1,487,895	1,773,891
Property and equipment, net	652,852	605,713
Goodwill	616,345	616,345
Intangible assets, net	327,725	336,423
Other long-term investments	79,089	—
Other assets	11,527	11,997
Total assets	$3,175,433	$3,344,369
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$158,600	$202,294
Accrued salaries and wages	48,028	50,527
Income taxes payable	528	14,848
Other current liabilities	37,788	38,986
Total current liabilities	244,944	306,655
Long-term liabilities:
Long-term debt	150,000	—
Deferred income taxes	14,277	12,173
Other long-term liabilities	26,668	35,395
Total long-term liabilities	190,945	47,568
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 28, 2014 and June 29, 2014; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at December 28, 2014 and June 29, 2014; 111,626 and 120,114 shares issued and outstanding at December 28, 2014 and June 29, 2014, respectively	138	149
Additional paid-in-capital	2,239,689	2,190,011
Accumulated other comprehensive income, net of taxes	8,192	11,405
Retained earnings	491,525	788,581
Total shareholders’ equity	2,739,544	2,990,146
Total liabilities and shareholders’ equity	$3,175,433	$3,344,369
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(In thousands, except per share amounts)
Revenue, net	$413,157	$415,086	$840,829	$806,092
Cost of revenue, net	276,378	259,308	568,230	499,557
Gross profit	136,779	155,778	272,599	306,535
Operating expenses:
Research and development	46,989	44,436	93,714	86,179
Sales, general and administrative	72,375	67,943	142,067	132,221
Amortization or impairment of acquisition-related intangibles	6,495	7,256	12,994	14,543
Loss on disposal or impairment of long-lived assets	735	760	2,182	1,417
Total operating expenses	126,594	120,395	250,957	234,360
Operating income	10,185	35,383	21,642	72,175
Non-operating income, net	1,728	3,403	4,632	6,221
Income before income taxes	11,913	38,786	26,274	78,396
Income tax (benefit) expense	(238)	3,105	2,993	12,218
Net income	$12,151	$35,681	$23,281	$66,178
Earnings per share:
Basic	$0.11	$0.30	$0.20	$0.55
Diluted	$0.10	$0.29	$0.20	$0.54
Weighted average shares used in per share calculation:
Basic	115,264	120,932	117,435	120,248
Diluted	115,845	123,204	118,599	122,821
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(In thousands)
Net income	$12,151	$35,681	$23,281	$66,178
Other comprehensive income:
Currency translation (loss) gain	(735)	(125)	(1,902)	135
Net unrealized (loss) gain on available-for-sale securities, net of tax benefit (expense) of $489, ($283), $827 and ($1,065), respectively	(800)	447	(1,311)	1,710
Other comprehensive (loss) income	(1,535)	322	(3,213)	1,845
Comprehensive income	$10,616	$36,003	$20,068	$68,023
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 28, 2014	December 29, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$23,281	$66,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,143	79,611
Stock-based compensation	33,196	30,250
Excess tax benefit from stock-based payment arrangements	(1,651)	(14,853)
Loss on disposal or impairment of long-lived assets	2,182	1,417
Amortization of premium/discount on investments	3,537	5,043
Gain on equity method investment	(679)	—
Foreign exchange loss on equity method investment	2,156	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,571	(21,029)
Inventories	(47,702)	(36,632)
Prepaid expenses and other assets	(5,457)	(6,148)
Accounts payable, trade	(44,784)	40,501
Accrued salaries and wages and other liabilities	(28,741)	23,649
Net cash provided by operating activities	28,052	167,987
Cash flows from investing activities:
Purchases of property and equipment	(113,375)	(83,450)
Purchases of short-term investments	(195,892)	(346,799)
Proceeds from maturities of short-term investments	240,463	251,020
Proceeds from sale of property and equipment	60	94
Proceeds from sale of short-term investments	192,153	12,295
Purchases of patent and licensing rights	(9,604)	(10,046)
Purchase of other long-term investments	(80,566)	—
Net cash provided by (used in) investing activities	33,239	(176,886)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	265,000	—
Payments on long-term debt borrowings	(115,000)	—
Net proceeds from issuance of common stock	21,089	73,079
Excess tax benefit from stock-based payment arrangements	1,651	14,853
Repurchases of common stock	(320,349)	(107)
Net cash (used in) provided by financing activities	(147,609)	87,825
Effects of foreign exchange changes on cash and cash equivalents	(546)	393
Net (decrease) increase in cash and cash equivalents	(86,864)	79,319
Cash and cash equivalents:
Beginning of period	286,824	190,069
End of period	$199,960	$269,388
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and New Accounting Standards
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
Basis of Presentation
The consolidated balance sheet at December 28, 2014, the consolidated statements of income for the three and six months ended December 28, 2014 and December 29, 2013, the consolidated statements of comprehensive income for the three and six months ended December 28, 2014 and December 29, 2013, and the consolidated statements of cash flows for the six months ended December 28, 2014 and December 29, 2013 (collectively, the consolidated financial statements) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows at December 28, 2014, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 29, 2014 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (fiscal 2014). The results of operations for the three and six months ended December 28, 2014 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 28, 2015 (fiscal 2015).

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
Note 2 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	December 28, 2014	June 29, 2014
Billed trade receivables	$256,350	$255,374
Unbilled contract receivables	2,131	1,557
	258,481	256,931
Allowance for sales returns, discounts and other incentives	(35,869)	(29,010)
Allowance for bad debts	(3,652)	(2,761)
Accounts receivable, net	$218,960	$225,160
Inventories
The following table summarizes the components of inventories (in thousands):

	December 28, 2014	June 29, 2014
Raw material	$98,177	$95,594
Work-in-progress	114,378	92,889
Finished goods	119,993	96,297
Inventories	$332,548	$284,780
Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	December 28, 2014	June 29, 2014
Accrued taxes	$18,148	$19,835
Accrued professional fees	6,281	5,373
Accrued warranty	6,945	5,842
Accrued other	6,414	7,936
Other current liabilities	$37,788	$38,986

Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	December 28, 2014	June 29, 2014
Currency translation gain	$6,647	$8,549
Net unrealized gain on available-for-sale securities	1,545	2,856
Accumulated other comprehensive income, net of taxes	$8,192	$11,405
Non-Operating Income, net
The following table summarizes the components of non-operating income, net (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Foreign currency (loss) gain, net	($2,365)	$213	($2,596)	$477
Gain on sale of investments, net	774	—	776	10
Gain on equity method investment	679	—	679	—
Interest income, net	2,586	2,806	5,618	5,147
Other, net	54	384	155	587
Non-operating income, net	$1,728	$3,403	$4,632	$6,221
Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified Out of Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net unrealized gain on available-for-sale securities, net of taxes	$774	$—	$776	$10	Non-operating income, net
	774	—	776	10	Income before income taxes
	(15)	—	88	2	Income tax (benefit) expense
	$789	$—	$688	$8	Net income
Note 3 – Investments
Investments consisted primarily of municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's approximately 13% common stock ownership interest in Lextar Electronics Corporation, which was completed in December 2014. This investment is accounted for under the equity method utilizing the fair value option.

The following tables summarize short-term investments (in thousands):

	December 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$183,806	$1,504	($154)	$185,156
Corporate bonds	160,346	1,537	(377)	161,506
U.S. agency securities	—	—	—	—
Non-U.S. certificates of deposit	283,303	—	—	283,303
Non-U.S. government securities	—	—	—	—
Total short-term investments	$627,455	$3,041	($531)	$629,965

	June 29, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$291,869	$2,323	($12)	$294,180
Corporate bonds	200,177	2,283	(114)	202,346
U.S. agency securities	18,994	141	—	19,135
Non-U.S. certificates of deposit	352,928	—	—	352,928
Non-U.S. government securities	7,025	28	—	7,053
Total short-term investments	$870,993	$4,775	($126)	$875,642
The following tables present the gross unrealized losses and estimated fair value of the Company's short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	December 28, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$35,417	($154)	$—	$—	$35,417	($154)
Corporate bonds	58,229	(341)	2,212	(36)	60,441	(377)
Total	$93,646	($495)	$2,212	($36)	$95,858	($531)
Number of securities with an unrealized loss		47		1		48

	June 29, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$7,906	($8)	$1,520	($4)	$9,426	($12)
Corporate bonds	15,696	(31)	13,049	(83)	28,745	(114)
Total	$23,602	($39)	$14,569	($87)	$38,171	($126)
Number of securities with an unrealized loss		13		7		20
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses from the sale of investments are included in Non-operating income, net in the Consolidated Statements of Income and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.

The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its securities to be impaired as of December 28, 2014 and June 29, 2014.
The contractual maturities of short-term investments as of December 28, 2014 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$23,593	$127,148	$34,415	$—	$185,156
Corporate bonds	22,435	106,525	32,546	—	161,506
Non-U.S. certificates of deposit	283,303	—	—	—	283,303
Total short-term investments	$329,331	$233,673	$66,961	$—	$629,965
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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of December 28, 2014, financial assets utilizing Level 1 inputs included money market funds, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit, non-U.S. government securities and common stock of non-U.S. corporations. Level 2 assets are valued using a third-party pricing service's consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of December 28, 2014. There were no transfers between Level 1 and Level 2 during the six months ended December 28, 2014.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	December 28, 2014				June 29, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Non-U.S. certificates of deposit	$—	$156	$—	$156	$—	$—	$—	$—
Money market funds	4,455	—	—	4,455	40,031	—	—	40,031
Total cash equivalents	4,455	156	—	4,611	40,031	—	—	40,031
Short-term investments:
Municipal bonds	—	185,156	—	185,156	—	294,180	—	294,180
Corporate bonds	—	161,506	—	161,506	—	202,346	—	202,346
U.S. agency securities	—	—	—	—	—	19,135	—	19,135
Non-U.S. certificates of deposit	—	283,303	—	283,303	—	352,928	—	352,928
Non-U.S. government securities	—	—	—	—	—	7,053	—	7,053
Total short-term investments	—	629,965	—	629,965	—	875,642	—	875,642
Other long-term investments:
Common stock of non-U.S. corporations	—	79,089	—	79,089	—	—	—	—
Total other long-term investments	—	79,089	—	79,089	—	—	—	—
Total assets	$4,455	$709,210	$—	$713,665	$40,031	$875,642	$—	$915,673
Note 5 – Intangible Assets
The following table presents the components of intangible assets, net (in thousands):

	December 28, 2014			June 29, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$137,440	($69,659)	$67,781	$137,440	($66,970)	$70,470
Developed technology	162,760	(82,242)	80,518	162,760	(72,921)	89,839
Non-compete agreements	10,244	(6,977)	3,267	10,244	(5,997)	4,247
Trade names, finite-lived	520	(520)	—	520	(516)	4
Patent and licensing rights	143,342	(46,863)	96,479	134,607	(42,424)	92,183
Total intangible assets with finite lives	454,306	(206,261)	248,045	445,571	(188,828)	256,743
Trade names, indefinite-lived	79,680		79,680	79,680		79,680
Total intangible assets	$533,986	($206,261)	$327,725	$525,251	($188,828)	$336,423
For the three and six months ended December 28, 2014, total amortization of finite-lived intangible assets was $9.0 million and $17.9 million, respectively. For the three and six months ended December 29, 2013, total amortization of finite-lived intangible assets was $9.4 million and $18.8 million, respectively.

Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 28, 2015 (remainder of fiscal 2015)	$17,562
June 26, 2016	34,921
June 25, 2017	32,910
June 24, 2018	31,718
June 30, 2019	19,150
Thereafter	111,784
Total future amortization expense	$248,045

Note 6 – Long-term Debt
As of December 28, 2014, the Company had a $150 million unsecured revolving line of credit under which the Company could borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of August 12, 2017. This line of credit was repaid on January 9, 2015 when the Company entered into a new $500 million credit agreement with Wells Fargo Bank, National Association (Wells Fargo Bank) and a syndication of financial institutions. See Note 13, “Subsequent Event” for a description of the new credit agreement.
The Company classifies balances outstanding under its line of credit as Long-term debt in the Consolidated Balance Sheets. At December 28, 2014, the Company had $150 million outstanding under the line of credit and nothing available for borrowing. The average interest rate was 0.86% for the three and six months ended December 28, 2014. The average commitment fee percentage was 0.08% for the three and six months ended December 28, 2014. The Company was in compliance with all covenants in the line of credit at December 28, 2014.
Note 7 – Shareholders’ Equity
As of December 28, 2014, pursuant to an approval by the Board of Directors to an increase in the amount of the stock repurchase program, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $550 million for all purchases from June 30, 2014 through the expiration of the program on June 28, 2015. During the six months ended December 28, 2014, the Company repurchased 9.3 million shares of common stock for $320.3 million under the stock repurchase program.
Note 8 – Earnings Per Share
The following table presents the computation of basic earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net income	$12,151	$35,681	$23,281	$66,178
Weighted average common shares	115,264	120,932	117,435	120,248
Basic earnings per share	$0.11	$0.30	$0.20	$0.55

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net income	$12,151	$35,681	$23,281	$66,178
Weighted average common shares - basic	115,264	120,932	117,435	120,248
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	581	2,272	1,164	2,573
Weighted average common shares - diluted	115,845	123,204	118,599	122,821
Diluted earnings per share	$0.10	$0.29	$0.20	$0.54
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three and six months ended December 28, 2014, there were 8.6 million and 6.5 million, respectively, of potential common shares not included in the calculation of diluted earnings per share because their effect was anti-dilutive. For the three and six months ended December 29, 2013, there were 3.1 million and 2.1 million, respectively, of potential common shares not included in the calculation of diluted earnings per share because their effect was anti-dilutive.
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

Stock Option Awards
The following table summarizes option activity as of December 28, 2014 and changes during the six months then ended (numbers of shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 29, 2014	8,922	$41.85
Granted	3,294	$44.93
Exercised	(477)	$29.15
Forfeited or expired	(362)	$47.99
Outstanding at December 28, 2014	11,377	$43.08
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of December 28, 2014, and changes during the six months then ended is as follows (numbers of awards and units in thousands):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 29, 2014	860	$46.81
Granted	433	$44.94
Vested	(347)	$46.15
Forfeited	(38)	$48.62
Nonvested at December 28, 2014	908	$46.09
Stock-Based Compensation Valuation and Expense
The Company accounts for its employee stock-based compensation plans using the fair value method. The fair value method requires the Company to estimate the grant-date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of the Company’s stock option and ESPP awards. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company’s financial statements.
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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Income Statement Classification:
Cost of revenue, net	$3,448	$2,849	$6,353	$5,228
Research and development	4,112	3,829	8,583	7,541
Sales, general and administrative	8,876	8,994	18,260	17,481
Total stock-based compensation expense	$16,436	$15,672	$33,196	$30,250
Note 10 – Income Taxes
The variation between the Company's effective income tax rate and the U.S. statutory rate of 35% is due to a percentage of the Company's projected income for the full year being derived from international locations with lower tax rates than the U.S. and the impact of tax credits available in the current year. A change in the mix of pretax income of the Company's various tax jurisdictions can have a material impact on the Company's periodic effective tax rate. The research and development credit, which had previously expired on December 31, 2013, was reinstated as part of the Tax Increase Prevention Act of 2014, enacted on December 19, 2014.  This legislation retroactively reinstated and extended the credit from the previous expiration date through December 31, 2014. The Company recognized a $1.9 million benefit for this credit in the three months ended December 28, 2014.
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
As of June 29, 2014, the Company's liability for unrecognized tax benefits was $18.4 million. During the six months ended December 28, 2014, there was a $0.2 million decrease to the amount of unrecognized tax benefits following statute expirations. As a result, the total liability for unrecognized tax benefits as of December 28, 2014 was $18.2 million. If any portion of this $18.2 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that an immaterial amount of gross unrecognized tax benefits will change in the next 12 months.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2012. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2010. For foreign purposes, the Company is generally no longer subject to tax examinations for tax periods 2004 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment. During the second quarter of fiscal 2015, the Company settled its examination with the French Tax Administration for the fiscal year ended June 26, 2011 (fiscal 2011) through the fiscal year ended June 29, 2014 (fiscal 2014), resulting in no additional tax expense.
Note 11 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 29, 2014	$6,822
Warranties accrued in current period	4,086
Expenditures	(3,086)
Balance at December 28, 2014	$7,822
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The warranty reserves, which are primarily related to Lighting Products, are evaluated on a quarterly basis based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of December 28, 2014, $0.9 million of the Company's product warranty liabilities were classified as long-term.
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
Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three and six months ended December 28, 2014 and December 29, 2013. The Company's CODM is the Chief Executive Officer. The Company used the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
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
Unallocated costs in the table below consisted primarily of manufacturing employees’ stock-based compensation, profit sharing and quarterly or annual incentive compensation and matching contributions under the Company’s 401(k) plan. These costs were not allocated to the reportable segments’ gross profit because the Company’s CODM does not review them regularly when evaluating segment performance and allocating resources.

Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Revenue:
LED Products revenue	$151,877	$215,022	$325,467	$433,045
Lighting Products revenue	230,168	173,656	453,254	321,574
Power and RF Products revenue	31,112	26,408	62,108	51,473
Total revenue	$413,157	$415,086	$840,829	$806,092

Gross Profit and Gross Margin:
LED Products gross profit	$59,424	$97,644	$127,048	$199,297
LED Products gross margin	39.1%	45.4%	39.0%	46.0%
Lighting Products gross profit	64,701	48,426	120,293	88,244
Lighting Products gross margin	28.1%	27.9%	26.5%	27.4%
Power and RF Products gross profit	17,260	15,321	35,117	28,777
Power and RF Products gross margin	55.5%	58.0%	56.5%	55.9%
Total segment gross profit	141,385	161,391	282,458	316,318
Unallocated costs	(4,606)	(5,613)	(9,859)	(9,783)
Consolidated gross profit	$136,779	$155,778	$272,599	$306,535
Consolidated gross margin	33.1%	37.5%	32.4%	38.0%

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
Inventories for each of the Company's segments are as follows (in thousands):

	December 28, 2014	June 29, 2014
LED Products	$135,456	$123,249
Lighting Products	181,848	148,757
Power and RF Products	10,190	8,019
Total segment inventories	327,494	280,025
Unallocated inventories	5,054	4,755
Consolidated inventories	$332,548	$284,780

Note 13 – Subsequent Event
Credit Agreement with Wells Fargo Bank
On January 9, 2015, the Company entered into a new credit agreement (New Credit Agreement) with Wells Fargo Bank as administrative agent and lender, E-conolight LLC, a domestic subsidiary of the Company, as guarantor, and the other lenders party thereto.
The New Credit Agreement provides for a $500 million revolving line of credit, under which the Company may borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2020 (Maturity Date). The obligations of the Company under the New Credit Agreement are collateralized by 65% of the equity interests of the first-tier foreign subsidiaries of the Company. Proceeds of the initial loans made under the New Credit Agreement were used to repay amounts outstanding under the Company’s previous credit agreement with Wells Fargo Bank, and proceeds of any additional loans may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The Company may prepay the loans under the New Credit Agreement in whole or in part at any time without premium or penalty, subject to customary breakage costs. The Company’s existing and future material domestic subsidiaries are required to guarantee its obligations under the New Credit Agreement.
The loans bear interest, at the Company’s option, at either a London Interbank Offered Rate (LIBOR) rate for a period of one, two, three or six months as elected by the Company (or twelve months if elected by the Company and agreed by all relevant lenders) and as determined in accordance with the New Credit Agreement, plus a spread of 0.80% to 1.50% (depending on a ratio of funded debt to Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) as determined in accordance with the New Credit Agreement), or at a base rate equal to the prime rate announced by the administrative agent from time to time (or, if higher either the Federal Funds Rate plus 0.50% or the one month LIBOR rate plus 1.0%), plus a spread of 0.0% to 0.50% (depending on a ratio of funded debt to EBITDA as determined in accordance with the New Credit Agreement). Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. The default rate under the New Credit Agreement is an additional 2.0% per annum over the otherwise applicable rate.
The Company is also obligated to pay a quarterly fee, payable in arrears, based on the daily unused amount of the line of credit at a rate of 0.09% to 0.20%, with such rate determined based on the ratio described above.
The New Credit Agreement contains customary affirmative and negative covenants, including the required compliance with financial covenants described below, as well as customary events of default. The New Credit Agreement requires the Company to maintain a ratio of consolidated funded indebtedness to EBITDA equal to or less than 3.00 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the New Credit Agreement.
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
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:

•
Overall Demand for Products and Applications using LEDs. Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Although the market for LED lighting has grown in recent years, adoption of LEDs for general lighting is still relatively low and faces challenges before widespread adoption. Demand also fluctuates based on various market cycles, a continuously evolving LED industry supply chain, and demand dynamics in the market. These uncertainties make demand difficult to forecast for us and our customers.

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

•
Regulatory Standards Concerning Energy Efficiency. Government agencies are involved in setting standards for energy efficient lighting, which can affect market acceptance and the availability of rebates from government agencies or third parties such as utilities. While this trend is generally positive, these regulations are affected by changing political priorities and evolving technical standards which can modify or limit the effectiveness of these new regulations.

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

Overview of the Six Months Ended December 28, 2014
The following is a summary of our financial results for the six months ended December 28, 2014:

•	Revenue increased to $841 million for the six months ended December 28, 2014 from $806 million for the six months ended December 29, 2013.

•
Gross profit decreased to $273 million for the six months ended December 28, 2014 from $307 million for the six months ended December 29, 2013. Gross margin declined to 32% for the six months ended December 28, 2014 from 38% for the six months ended December 29, 2013.

•
Operating income decreased to $22 million for the six months ended December 28, 2014 from $72 million for the six months ended December 29, 2013. Net income per diluted share decreased to $0.20 for the six months ended December 28, 2014 from $0.54 for the six months ended December 29, 2013.

•
Cash, cash equivalents and short-term investments decreased to $0.8 billion at December 28, 2014 compared to $1.2 billion at June 29, 2014. Cash provided by operating activities was $28 million for the six months ended December 28, 2014, compared to $168 million for the six months ended December 29, 2013.

•	Inventories increased to $333 million at December 28, 2014 compared to $285 million at June 29, 2014.

•	Purchases of property and equipment were $113 million for the six months ended December 28, 2014 compared to $83 million for the six months ended December 29, 2013.
Business Outlook
We project that the markets for our products will remain highly competitive during fiscal 2015. We anticipate focusing on the following key areas, among others, in response to this competitive environment:

•
Build financial momentum. We target generating incremental operating margin over time through revenue growth and incremental operating leverage across the business. In fiscal 2015, we target revenue growth in Lighting Products and Power and RF Products, while LED Products revenue is currently targeted to be lower for the fiscal year. We have developed a new LED technology platform that is targeted to drive new design wins for our market leading high power LED products later in fiscal 2015. As a result, we currently target incremental operating leverage from higher revenues in the second half of fiscal 2015 as compared with the first half of fiscal 2015.

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

•
Expand our work with third party manufacturers to enable growth in LEDs and LED Lighting. We work with third party manufacturers for the production of LEDs and LED lighting products. Our internal team is focused primarily on the high-performance, high-power LEDs that differentiate Cree in the market. We work with external manufacturers on mid-power LEDs. As demand increases for LED lighting and LEDs, we plan to expand production at both our manufacturing partners and our own factories over time to support our targeted growth, optimize our factory utilization and focus our capital spending on higher value products.

Results of Operations
The following table sets forth certain consolidated statement of income data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended				Six Months Ended
	December 28, 2014		December 29, 2013		December 28, 2014		December 29, 2013
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$413,157	100%	$415,086	100%	$840,829	100%	$806,092	100%
Cost of revenue, net	276,378	67%	259,308	62%	568,230	68%	499,557	62%
Gross profit	136,779	33%	155,778	38%	272,599	32%	306,535	38%
Research and development	46,989	11%	44,436	11%	93,714	11%	86,179	11%
Sales, general and administrative	72,375	18%	67,943	16%	142,067	17%	132,221	16%
Amortization or impairment of acquisition-related intangibles	6,495	2%	7,256	2%	12,994	2%	14,543	2%
Loss on disposal or impairment of long-lived assets	735	—%	760	—%	2,182	—%	1,417	—%
Operating income	10,185	2%	35,383	9%	21,642	3%	72,175	9%
Non-operating income, net	1,728	—%	3,403	1%	4,632	1%	6,221	1%
Income before income taxes	11,913	3%	38,786	9%	26,274	3%	78,396	10%
Income tax (benefit) expense	(238)	—%	3,105	1%	2,993	—%	12,218	2%
Net income	$12,151	3%	$35,681	9%	$23,281	3%	$66,178	8%
Basic earnings per share	$0.11		$0.30		$0.20		$0.55
Diluted earnings per share	$0.10		$0.29		$0.20		$0.54

Revenue

Revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 28, 2014	December 29, 2013	Change		December 28, 2014	December 29, 2013	Change
LED Products revenue	$151,877	$215,022	($63,145)	(29)%	$325,467	$433,045	($107,578)	(25)%
Percent of revenue	37%	52%			39%	54%
Lighting Products revenue	230,168	173,656	56,512	33%	453,254	321,574	131,680	41%
Percent of revenue	56%	42%			54%	40%
Power and RF Products revenue	31,112	26,408	4,704	18%	62,108	51,473	10,635	21%
Percent of revenue	7%	6%			7%	6%
Total revenue	$413,157	$415,086	($1,929)	—%	$840,829	$806,092	$34,737	4%
Our consolidated revenue decreased to $413.2 million for the three months ended December 28, 2014 from $415.1 million for the three months ended December 29, 2013. This decrease was driven by the 29% decrease in LED Products revenue that was mostly offset by the 33% increase in Lighting Products and the 18% increase in Power and RF Products revenue. For the six months ended December 28, 2014, our consolidated revenue increased 4% to $840.8 million from $806.1 million for the six months ended December 29, 2013. This increase was driven by the 41% increase in Lighting Products revenue and the 21% increase in Power and RF Products revenue, partially offset by the 25% decrease in LED Products revenue.
LED Products Segment Revenue
LED Products revenue represented 37% and 52% of our total revenue for the three months ended December 28, 2014 and December 29, 2013, respectively.
LED Products revenue decreased 29% to $151.9 million for the three months ended December 28, 2014 from $215.0 million for the three months ended December 29, 2013 and 25% to $325.5 million for the six months ended December 28, 2014 from $433.0 million for the six months ended December 29, 2013. These decreases were the result of an overall decrease in the number of units sold and lower pricing, due to weaker global demand for LED Products.
Lighting Products Segment Revenue
Lighting Products revenue represented approximately 56% and 42% of our total revenue for the three months ended December 28, 2014 and December 29, 2013, respectively.
Lighting Products revenue increased 33% to $230.2 million for the three months ended December 28, 2014 from $173.7 million for the three months ended December 29, 2013. This increase was the result of an overall increase in the number of units sold.
Lighting Products revenue increased 41% to $453.3 million for the six months ended December 28, 2014 from $321.6 million for the six months ended December 29, 2013. This increase was the result of an overall increase in the number of units sold, partially offset by a reduction in average selling prices (ASP) primarily due to a higher mix of lower priced LED bulb products.
Power and RF Products Segment Revenue
Power and RF Products revenue represented approximately 7% and 6% of our total revenue for the three months ended December 28, 2014 and December 29, 2013, respectively.
Power and RF Products revenue increased 18% to $31.1 million for the three months ended December 28, 2014 from $26.4 million for the three months ended December 29, 2013 and 21% to $62.1 million for the six months ended December 28, 2014 from $51.5 million for the six months ended December 29, 2013. These increases were primarily the result of an overall increase in the number of units sold.

Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 28, 2014	December 29, 2013	Change		December 28, 2014	December 29, 2013	Change
LED Products gross profit	$59,424	$97,644	($38,220)	(39)%	$127,048	$199,297	($72,249)	(36)%
LED Products gross margin	39.1%	45.4%			39.0%	46.0%
Lighting Products gross profit	64,701	48,426	16,275	34%	120,293	88,244	32,049	36%
Lighting Products gross margin	28.1%	27.9%			26.5%	27.4%
Power and RF Products gross profit	17,260	15,321	1,939	13%	35,117	28,777	6,340	22%
Power and RF Products gross margin	55.5%	58.0%			56.5%	55.9%
Unallocated costs	(4,606)	(5,613)	1,007	(18)%	(9,859)	(9,783)	(76)	1%
Consolidated gross profit	$136,779	$155,778	($18,999)	(12)%	$272,599	$306,535	($33,936)	(11)%
Consolidated gross margin	33.1%	37.5%			32.4%	38.0%
Our consolidated gross profit decreased 12% to $136.8 million for the three months ended December 28, 2014 from $155.8 million for the three months ended December 29, 2013. Our consolidated gross margin decreased to 33.1% for the three months ended December 28, 2014 from 37.5% for the three months ended December 29, 2013. Our consolidated gross profit decreased 11% to $272.6 million for the six months ended December 28, 2014 from $306.5 million for the six months ended December 29, 2013. Our consolidated gross margin decreased to 32.4% for the six months ended December 28, 2014 from 38.0% for the six months ended December 29, 2013.
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit decreased 39% to $59.4 million for the three months ended December 28, 2014 from $97.6 million for the three months ended December 29, 2013 and decreased 36% to $127.0 million for the six months ended December 28, 2014 from $199.3 million for the six months ended December 29, 2013. LED Products gross margin decreased to 39.1% for the three months ended December 28, 2014 from 45.4% for the three months ended December 29, 2013 and decreased to 39.0% for the six months ended December 28, 2014 from 46.0% for the six months ended December 29, 2013. LED Products gross profit and gross margin decreases were due to lower units sold and lower pricing, as a result of weaker global demand for the three and six months ended December 28, 2014 as compared to the three and six months ended December 29, 2013.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit increased 34% to $64.7 million for the three months ended December 28, 2014 from $48.4 million for the three months ended December 29, 2013 and increased 36% to $120.3 million for the six months ended December 28, 2014 from $88.2 million for the six months ended December 29, 2013. Lighting Products gross margin increased to 28.1% for the three months ended December 28, 2014 from 27.9% for the three months ended December 29, 2013 and decreased to 26.5% for the six months ended December 28, 2014 from 27.4% for the six months ended December 29, 2013. Lighting Products gross profit increased for the three and six months ended December 28, 2014 as compared to the three and six months ended December 29, 2013 due to growth in LED lighting products sales. Lighting Products gross margin decreased for the six months ended December 28, 2014 as compared to the six months ended December 29, 2013 due to changes in product mix driven primarily by higher sales of LED bulbs, which have lower gross margins.

Power and RF Products Segment Gross Profit and Gross Margin
Power and RF Products gross profit increased 13% to $17.3 million for the three months ended December 28, 2014 from $15.3 million for the three months ended December 29, 2013 and increased 22% to $35.1 million for the six months ended December 28, 2014 from $28.8 million for the six months ended December 29, 2013. Power and RF Products gross margin decreased to 55.5% for the three months ended December 28, 2014 from 58.0% for the three months ended December 29, 2013 and increased to 56.5% for the six months ended December 28, 2014 from 55.9% for the six months ended December 29, 2013. Power and RF Products gross profit increases were due primarily to higher revenue. Power and RF Products gross margin decreased for the three months ended December 28, 2014 as compared to the three months ended December 29, 2013 due primarily to product mix. Power and RF Products gross margin increased for the six months ended December 28, 2014 as compared to the six months ended December 29, 2013 due primarily to changes in product mix and increased factory utilization.
Unallocated Costs
Unallocated costs were $4.6 million and $5.6 million for the three months ended December 28, 2014 and December 29, 2013, respectively. For the six months ended December 28, 2014 and December 29, 2013, unallocated costs were $9.9 million and $9.8 million, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources. The decrease of $1.0 million for the three months ended December 28, 2014 as compared to the three months ended December 29, 2013 was primarily attributable to lower incentive compensation, partially offset by higher stock-based compensation.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following table sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 28, 2014	December 29, 2013	Change		December 28, 2014	December 29, 2013	Change
Research and development	$46,989	$44,436	$2,553	6%	$93,714	$86,179	$7,535	9%
Percent of revenue	11%	11%			11%	11%
Research and development expenses for the three months ended December 28, 2014 increased 6% to $47.0 million from $44.4 million for the three months ended December 29, 2013. For the six months ended December 28, 2014, research and development expenses increased 9% to $93.7 million from $86.2 million for the six months ended December 29, 2013. These increases were primarily due to increased spending on research and development activities focused on new higher performance and lower cost products in all our product lines. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities. We anticipate that in general our research and development expenses will continue to increase over time to support future growth.

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

	Three Months Ended				Six Months Ended
	December 28, 2014	December 29, 2013	Change		December 28, 2014	December 29, 2013	Change
Sales, general and administrative	$72,375	$67,943	$4,432	7%	$142,067	$132,221	$9,846	7%
Percent of revenue	18%	16%			17%	16%
Sales, general and administrative expenses for the three months ended December 28, 2014 increased 7% to $72.4 million from $67.9 million for the three months ended December 29, 2013. For the six months ended December 28, 2014, sales, general and administrative expenses increased 7% to $142.1 million from $132.2 million for the six months ended December 29, 2013. These increases were primarily due to an increase in spending on sales and marketing for lighting products, including commissions and advertising, as we continue to expand our direct sales resources and channels and invest in building and promoting the Cree brand.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names. Amortization of intangible assets related to our acquisitions was as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 28, 2014	December 29, 2013	Change		December 28, 2014	December 29, 2013	Change
Customer relationships	$1,345	$1,840	($495)	(27)%	$2,689	$3,679	($990)	(27)%
Developed technology	4,660	4,920	(260)	(5)%	9,321	9,872	(551)	(6)%
Non-compete agreements	490	490	—	—%	980	980	—	—%
Trade names, finite-lived	—	6	(6)	(100)%	4	12	(8)	(67)%
Total amortization	$6,495	$7,256	($761)	(10)%	$12,994	$14,543	($1,549)	(11)%
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
The following table sets forth our loss on disposal or impairment of long-lived assets (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 28, 2014	December 29, 2013	Change		December 28, 2014	December 29, 2013	Change
Loss on disposal or impairment of long-lived assets	$735	$760	($25)	(3)%	$2,182	$1,417	$765	54%
We recognized a net loss of $0.7 million and $0.8 million on the disposal of long-lived assets for the three months ended December 28, 2014 and the three months ended December 29, 2013, respectively. For the six months ended December 28, 2014, we recognized a net loss of $2.2 million compared to a net loss of $1.4 million for the six months ended December 29, 2013. These net losses were primarily the result of disposals of equipment due to changes in various manufacturing processes, the abandonment of certain patent assets as a result of technological obsolescence and dispositions of building improvements as we expand our manufacturing facilities to support future growth.

Non-Operating Income, net
The following table sets forth our non-operating income, net (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 28, 2014	December 29, 2013	Change		December 28, 2014	December 29, 2013	Change
Foreign currency (loss) gain, net	($2,365)	$213	($2,578)	(1,210)%	($2,596)	$477	($3,073)	(644)%
Gain on sale of investments, net	774	—	774	—	776	10	766	7,660%
Gain on equity method investment	679	—	679	—	679	—	679	—
Interest income, net	2,586	2,806	(220)	(8)%	5,618	5,147	471	9%
Other, net	54	384	(330)	(86)%	155	587	(432)	(74)%
Non-operating income, net	$1,728	$3,403	($1,675)	(49)%	$4,632	$6,221	($1,589)	(26)%
Foreign currency (loss) gain, net. Foreign currency (loss) gain, net consisted primarily of remeasurement adjustments resulting from our investment in Lextar Electronics Corporation (Lextar) and consolidating our international subsidiaries. The foreign currency loss for the three and six months ended December 28, 2014 was primarily due to fluctuations in the exchange rate between the New Taiwan Dollar and the United States Dollar related to the Lextar investment. The foreign currency gains for the three and six months ended December 29, 2013 were primarily due to fluctuations in the exchange rate between the Chinese Yuan and the United States Dollar.
Gain on sale of investments, net. Gain on sale of investments, net was $774 thousand for the three months ended December 28, 2014 compared to zero for the three months ended December 29, 2013. For the six months ended December 28, 2014, gain on sale of investments, net was $776 thousand compared to $10 thousand for the six months ended December 29, 2013. Gain on sale of investments, net was higher for the three and six months ended December 28, 2014 primarily due to gains realized on sales of investments liquidated in order to fund the repurchase of our common stock.
Gain on equity method investment. Gain on equity method investment was $0.7 million for the three and six months ended December 28, 2014 due to our investment in Lextar.
Interest income, net. Interest income, net was $2.6 million for the three months ended December 28, 2014 compared to $2.8 million for the three months ended December 29, 2013. For the six months ended December 28, 2014, interest income, net was $5.6 million compared to $5.1 million for the six months ended December 29, 2013. The decrease in interest income, net for the three months ended December 28, 2014 was primarily due to lower invested balances and higher interest expense, partially offset by higher investment yields as compared to the three months ended December 29, 2013. The increase in interest income, net for the six months ended December 28, 2014 was primarily due to earning higher investment yields, partially offset by lower invested balances and higher interest expense as compared to the six months ended December 29, 2013.
Other, net. Other, net was $0.1 million for the three months ended December 28, 2014 compared to $0.4 million for the three months ended December 29, 2013. For the six months ended December 28, 2014, other, net was $0.2 million compared to $0.6 million for the six months ended December 29, 2013.
Income Tax (Benefit) Expense
The following table sets forth our income tax (benefit) expense in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 28, 2014	December 29, 2013	Change		December 28, 2014	December 29, 2013	Change
Income tax (benefit) expense	($238)	$3,105	($3,343)	(108)%	$2,993	$12,218	($9,225)	(76)%
Effective tax rate	(2.0)%	8.0%			11.4%	15.6%

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

We recognized income tax benefit of $0.2 million for an effective tax rate of (2.0)% for the three months ended December 28, 2014 as compared to income tax expense of $3.1 million for an effective tax rate of 8.0% for the three months ended December 29, 2013. For the six months ended December 28, 2014, we recognized income tax expense of $3.0 million for an effective tax rate of 11.4% compared to $12.2 million for an effective tax rate of 15.6% for the six months ended December 29, 2013. The decreases in our effective tax rate for the three and six months ended December 28, 2014 were primarily due to the tax benefit of the retroactive reinstatement and extension of the research and development credit recognized in the second quarter of fiscal 2015 and lower pretax income relative to our energy and state tax credits.
Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities, cash generated from operations and availability under our line of credit. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have subsequently repaid our $150 million line of credit in full in connection with entering into a new $500 million line of credit as discussed in Note 6, “Long-term Debt,” and Note 13, “Subsequent Event,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The purpose of this new facility is to provide short term flexibility to optimize returns on our cash and investment portfolio while funding share repurchases, capital expenditures and other general business needs.
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
The following table presents the components of our cash conversion cycle:

	Three Months Ended
	December 28, 2014	June 29, 2014	Change
Days of sales outstanding(a)	48	46	2
Days of supply in inventory(b)	108	94	14
Days in accounts payable(c)	(52)	(66)	14
Cash conversion cycle	104	74	30

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

The increase in the cash conversion cycle was primarily driven by an increase in days of supply in inventory and a decrease in days in accounts payable.
As of December 28, 2014, we had unrealized losses on our investments of $0.5 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at December 28, 2014 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of December 28, 2014.
Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Six Months Ended
	December 28, 2014	December 29, 2013	Change
Net cash provided by operating activities	$28,052	$167,987	($139,935)	(83)%
Net cash provided by (used in) investing activities	33,239	(176,886)	210,125	(119)%
Net cash (used in) provided by financing activities	(147,609)	87,825	(235,434)	(268)%
Effects of foreign exchange changes on cash and cash equivalents	(546)	393	(939)	(239)%
Net (decrease) increase in cash and cash equivalents	($86,864)	$79,319	($166,183)
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities decreased to $28.1 million for the six months ended December 28, 2014 from $168.0 million for the six months ended December 29, 2013. This decrease was primarily due to a decrease in net income and an increase in our working capital.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash provided by investing activities was $33.2 million for the six months ended December 28, 2014 compared to net cash used in investing activities of $176.9 million for the six months ended December 29, 2013. Net proceeds from the sale of short-term investments increased $320.2 million for the six months ended December 28, 2014 compared to the six months ended December 29, 2013. This was partially offset by a $29.9 million increase in our capital spending to support our future growth and the $80.6 million investment in Lextar.
We continue to actively manage our capital spending. For fiscal 2015, we target approximately $200.0 million of capital investment which is primarily related to infrastructure projects to support our longer term growth and strategic priorities.
Cash Flows from Financing Activities
Net cash used in financing activities was $147.6 million for the six months ended December 28, 2014 and net cash provided by financing activities was $87.8 million for the six months ended December 29, 2013. For the six months ended December 28, 2014, our financing activities primarily consisted of the repurchase of common stock worth approximately $320.3 million, partially offset by net borrowings on our then outstanding line of credit of $150.0 million, and proceeds of $22.7 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises. For the six months ended December 29, 2013, our financing activities primarily consisted of proceeds of $87.9 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises.

Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 28, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2014, in the section entitled “Contractual Obligations” for the future minimum lease payments due under our operating leases as of June 29, 2014. There have been no significant changes to the contractual obligations discussed therein, except for our line of credit as discussed in Note 6, "Long-term Debt," and Note 13, "Subsequent Event," in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Critical Accounting Policies and Estimates
For information about our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2014.
New Accounting Standards
For a description of new accounting standards, including the expected dates of adoption and the effects, if any, on our consolidated financial statements, see Note 1, “Basis of Presentation and New Accounting Standards,” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2014. There have been no material changes to the amounts presented therein, except as noted below.
As of December 28, 2014, we maintained an unsecured revolving line of credit under which we could borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of August 12, 2017. At December 28, 2014, we had $150 million outstanding under the line of credit. If interest rates were to increase by 100 basis points, the annual interest incurred under our then existing line of credit would have increased by $1.5 million. We have subsequently repaid this line of credit in full in connection with entering into a new line of credit as discussed in Note 6, “Long-term Debt,” and Note 13, “Subsequent Event,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 11, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2014 and any subsequent periodic reports. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
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

•
manage an increasingly complex supply chain that has the ability to scale to maintain a sufficient supply of raw materials and deliver on time to our manufacturing facilities or our third party manufacturing facilities;

•	expand research and development, sales and marketing, technical support, distribution capabilities, manufacturing planning and administrative functions;

•	manage organizational complexity and communication;

•	expand the skills and capabilities of our current management team;

•	add experienced senior level managers; and

•	attract and retain qualified employees.
While we intend to focus on managing our costs and expenses, over the long term we expect to invest substantially to support our growth and may have additional unexpected costs. For example, we are in the process of expanding our facilities in North Carolina, to support our targeted longer term growth. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. There are also inherent execution risks in starting up a new factory or expanding production capacity that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control during the start-up phase.
We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. For example, we are in the process of implementing a new information technology platform at our Racine operations. If we do not allocate and effectively manage the resources necessary to build, implement, upgrade, integrate and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through security breach.
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
As competition increases, in order to continue to grow our business, we need to continue to develop new products that meet or exceed the needs of our customers. Therefore, our ability to continually produce more efficient, higher brightness and lower cost LEDs and lighting products that meet the evolving needs of our customers will be critical to our success. Competitors may also try to align with some of our strategic customers. This could lead to lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.
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
We have experienced product quality, performance or reliability problems from time to time and defects or failures may occur in the future. If failures or defects occur, they could result in significant losses or product recalls due to:

•	costs associated with the removal, collection and destruction of the product;

•	payments made to replace product;

•	the write-down or destruction of existing inventory;

•	lost sales due to the unavailability of product for a period of time;

•	delays, cancellations or rescheduling of orders for our products; or

•	increased product returns.

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
We have operations, manufacturing facilities and contract manufacturing arrangements in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenue, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

•	protection of intellectual property and trade secrets;

•	tariffs, customs, trade sanctions and other barriers to importing/exporting materials and products in a cost effective and timely manner, or changes in applicable tariffs or custom rules;

•	timing and availability of export licenses;

•	rising labor costs;

•	disruptions in or inadequate infrastructure of the countries where we operate;

•	difficulties in collecting accounts receivable;

•	difficulties in staffing and managing international operations;

•	the burden of complying with foreign and international laws and treaties; and

•	the burden of complying with and changes in international taxation policies.
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
Where necessary, we may initiate litigation to enforce our patent or other intellectual property rights, which could adversely impact our relationship with certain customers. Any such litigation may require us to spend a substantial amount of time and money and could distract management from our day-to-day operations. Moreover, there is no assurance that we will be successful in any such litigation.
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

Our international sales and purchases are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and, in the extreme case, we could be suspended or debarred from government contracts or have our export privileges suspended, which could have a material adverse effect on our business.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $27.28 to a high of $67.33 during the 12 months ended December 28, 2014. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

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
We are exposed to market value and inherent interest rate risk related to our investment portfolio. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, municipal bonds, non-U.S. certificates of deposit, government securities and other fixed interest rate investments. The primary objective of our cash investment policy is preservation of principal. However, these investments are generally not Federal Deposit Insurance Corporation insured and may lose value and/or become illiquid regardless of their credit rating.
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, we recently made an investment in Lextar Electronics Corporation (Lextar), a public company in Taiwan. An investment in another company is subject to the risks inherent in the business of the company in which we have invested and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

There were no unregistered securities sold during the second quarter of fiscal 2015.

Stock Repurchase Program

The following table summarizes stock repurchase activity for the second quarter of fiscal 2015 (in thousands, except price per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[1]
Shares repurchased under our Stock Repurchase Program
September 29, 2014 to October 26, 2014	—	$—	1,202	$495,651
October 27, 2014 to November 23, 2014	6,967	$32.45	8,169	$269,585
November 24, 2014 to December 28, 2014	1,151	$34.87	9,320	$229,465
Total	8,118	$32.79

(1)
On October 27, 2014, our Board of Directors approved an increase in the amount of our stock repurchase program. Pursuant to the program, we are now authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $550 million for all purchases from June 30, 2014 through the new expiration of the program on June 28, 2015.

Since the inception of our stock repurchase program in January 2001 through December 28, 2014, we have repurchased 21.7 million shares of our common stock at an average price of $28.78 per share with an aggregate value of $625.6 million. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
2013 Long-Term Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated October 28, 2014, filed with the Securities and Exchange Commission on October 28, 2014)

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
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

January 21, 2015

/s/ MICHAEL E. MCDEVITT
Michael E. McDevitt
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
2013 Long-Term Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated October 28, 2014, filed with the Securities and Exchange Commission on October 28, 2014)

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
101
The following materials from Cree Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements