Form 10-Q
period 2015-03-29
CREE INC
filed 2015-04-22
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 15, 2015, was 109,114,990.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended March 29, 2015

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
CONSOLIDATED BALANCE SHEETS

	March 29, 2015	June 29, 2014
	(unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$204,728	$286,824
Short-term investments	577,313	875,642
Total cash, cash equivalents and short-term investments	782,041	1,162,466
Accounts receivable, net	216,247	225,160
Income tax receivable	1,521	—
Inventories	299,360	284,780
Deferred income taxes	29,344	29,414
Prepaid expenses and other current assets	69,949	72,071
Total current assets	1,398,462	1,773,891
Property and equipment, net	654,248	605,713
Goodwill	616,345	616,345
Intangible assets, net	322,229	336,423
Other long-term investments	76,865	—
Other assets	11,703	11,997
Total assets	$3,079,852	$3,344,369
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$124,966	$202,294
Accrued salaries and wages	41,745	50,527
Income taxes payable	—	14,848
Other current liabilities	33,554	38,986
Total current liabilities	200,265	306,655
Long-term liabilities:
Long-term debt	150,000	—
Deferred income taxes	14,243	12,173
Other long-term liabilities	24,376	35,395
Total long-term liabilities	188,619	47,568
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 29, 2015 and June 29, 2014; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at March 29, 2015 and June 29, 2014; 109,929 and 120,114 shares issued and outstanding at March 29, 2015 and June 29, 2014, respectively	136	149
Additional paid-in-capital	2,261,085	2,190,011
Accumulated other comprehensive income, net of taxes	7,308	11,405
Retained earnings	422,439	788,581
Total shareholders’ equity	2,690,968	2,990,146
Total liabilities and shareholders’ equity	$3,079,852	$3,344,369
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(In thousands, except per share amounts)
Revenue, net	$409,519	$405,259	$1,250,348	$1,211,351
Cost of revenue, net	284,111	255,265	852,341	754,822
Gross profit	125,408	149,994	398,007	456,529
Operating expenses:
Research and development	43,823	46,626	137,537	132,805
Sales, general and administrative	71,860	65,368	213,927	197,589
Amortization or impairment of acquisition-related intangibles	6,749	7,257	19,743	21,800
Loss on disposal or impairment of long-lived assets	1,459	364	3,641	1,781
Total operating expenses	123,891	119,615	374,848	353,975
Operating income	1,517	30,379	23,159	102,554
Non-operating (expense) income, net	(866)	3,152	3,766	9,373
Income before income taxes	651	33,531	26,925	111,927
Income tax expense	—	5,367	2,993	17,585
Net income	$651	$28,164	$23,932	$94,342
Earnings per share:
Basic	$0.01	$0.23	$0.21	$0.78
Diluted	$0.01	$0.23	$0.21	$0.77
Weighted average shares used in per share calculation:
Basic	110,662	121,535	115,177	120,677
Diluted	111,590	123,695	116,304	123,140
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(In thousands)
Net income	$651	$28,164	$23,932	$94,342
Other comprehensive income:
Currency translation (loss)	(2,071)	(163)	(3,971)	(28)
Net unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit of ($741), ($126), $86 and ($1,191), respectively	1,186	191	(126)	1,901
Other comprehensive (loss) income	(885)	28	(4,097)	1,873
Comprehensive (loss) income	($234)	$28,192	$19,835	$96,215
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$23,932	$94,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,393	120,219
Stock-based compensation	49,260	46,261
Excess tax benefit from stock-based payment arrangements	(1,656)	(18,396)
Impairment of acquisition-related intangibles	254	—
Loss on disposal or impairment of long-lived assets	3,641	1,781
Amortization of premium/discount on investments	4,809	7,674
Loss on equity method investment	2,991	—
Foreign exchange loss on equity method investment	710	—
Changes in operating assets and liabilities:
Accounts receivable, net	7,579	(29,829)
Inventories	(15,101)	(53,511)
Prepaid expenses and other assets	800	13,008
Accounts payable, trade	(69,330)	29,016
Accrued salaries and wages and other liabilities	(44,583)	17,605
Net cash provided by operating activities	93,699	228,170
Cash flows from investing activities:
Purchases of property and equipment	(158,277)	(119,614)
Purchases of short-term investments	(254,883)	(510,401)
Proceeds from maturities of short-term investments	337,331	365,005
Proceeds from sale of property and equipment	122	117
Proceeds from sale of short-term investments	207,551	22,387
Purchases of patent and licensing rights	(14,550)	(14,755)
Purchase of other long-term investments	(80,566)	—
Net cash provided by (used in) investing activities	36,728	(257,261)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	440,000	—
Payments on long-term debt borrowings	(290,000)	—
Net proceeds from issuance of common stock	26,832	89,476
Excess tax benefit from stock-based payment arrangements	1,656	18,396
Repurchases of common stock	(390,088)	(107)
Net cash (used in) provided by financing activities	(211,600)	107,765
Effects of foreign exchange changes on cash and cash equivalents	(923)	95
Net (decrease) increase in cash and cash equivalents	(82,096)	78,769
Cash and cash equivalents:
Beginning of period	286,824	190,069
End of period	$204,728	$268,838
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and New Accounting Standards
Overview
Cree, Inc. (the Company) is a leading innovator of lighting-class light emitting diode (LED) products, lighting products and wide band gap semiconductor products for power and radio-frequency (RF) applications. The Company's products are targeted for applications such as indoor and outdoor lighting, video displays, transportation, electronic signs and signals, power supplies, inverters and wireless systems.
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
In addition, the Company develops, manufactures and sells power and RF devices based on wide band gap semiconductor materials such as SiC and gallium nitride (GaN). The Company's power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. The Company's RF devices are made from GaN and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide (GaAs).
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
Basis of Presentation
The consolidated balance sheet at March 29, 2015, the consolidated statements of income for the three and nine months ended March 29, 2015 and March 30, 2014, the consolidated statements of comprehensive income for the three and nine months ended March 29, 2015 and March 30, 2014, and the consolidated statements of cash flows for the nine months ended March 29, 2015 and March 30, 2014 (collectively, the consolidated financial statements) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows at March 29, 2015, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 29, 2014 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014 (fiscal 2014). The results of operations for the three and nine months ended March 29, 2015 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 28, 2015 (fiscal 2015).

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.
Certain fiscal 2014 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2015 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity. The fiscal 2015 consolidated financial statements also include an immaterial adjustment to a previously capitalized patent amount.
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
Note 2 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	March 29, 2015	June 29, 2014
Billed trade receivables	$255,145	$255,374
Unbilled contract receivables	2,103	1,557
	257,248	256,931
Allowance for sales returns, discounts and other incentives	(37,071)	(29,010)
Allowance for bad debts	(3,930)	(2,761)
Accounts receivable, net	$216,247	$225,160
Inventories
The following table summarizes the components of inventories (in thousands):

	March 29, 2015	June 29, 2014
Raw material	$86,586	$95,594
Work-in-progress	100,007	92,889
Finished goods	112,767	96,297
Inventories	$299,360	$284,780

Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	March 29, 2015	June 29, 2014
Accrued taxes	$12,829	$19,835
Accrued professional fees	8,319	5,373
Accrued warranty	7,224	5,842
Accrued other	5,182	7,936
Other current liabilities	$33,554	$38,986
Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	March 29, 2015	June 29, 2014
Currency translation gain	$4,578	$8,549
Net unrealized gain on available-for-sale securities	2,730	2,856
Accumulated other comprehensive income, net of taxes	$7,308	$11,405
Non-Operating (Expense) Income, net
The following table summarizes the components of non-operating (expense) income, net (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Foreign currency gain (loss), net	$776	($368)	($1,820)	$109
Gain on sale of investments, net	107	15	883	25
Loss on equity method investment	(3,670)	—	(2,991)	—
Interest income, net	1,823	3,415	7,441	8,562
Other, net	98	90	253	677
Non-operating (expense) income, net	($866)	$3,152	$3,766	$9,373
Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified Out of Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net unrealized gain on available-for-sale securities, net of taxes	$107	$15	$883	$25	Non-operating (expense) income, net
	107	15	883	25	Income before income taxes
	—	2	98	4	Income tax expense
	$107	$13	$785	$21	Net income

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
The following tables summarize short-term investments (in thousands):

	March 29, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$188,994	$1,951	($71)	$190,874
Corporate bonds	153,535	2,589	(33)	156,091
U.S. agency securities	—	—	—	—
Non-U.S. certificates of deposit	230,348	—	—	230,348
Non-U.S. government securities	—	—	—	—
Total short-term investments	$572,877	$4,540	($104)	$577,313

	June 29, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$291,869	$2,323	($12)	$294,180
Corporate bonds	200,177	2,283	(114)	202,346
U.S. agency securities	18,994	141	—	19,135
Non-U.S. certificates of deposit	352,928	—	—	352,928
Non-U.S. government securities	7,025	28	—	7,053
Total short-term investments	$870,993	$4,775	($126)	$875,642

The following tables present the gross unrealized losses and estimated fair value of the Company's short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	March 29, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$31,776	($71)	$—	$—	$31,776	($71)
Corporate bonds	15,373	(33)	—	—	15,373	(33)
Total	$47,149	($104)	$—	$—	$47,149	($104)
Number of securities with an unrealized loss		29		—		29

	June 29, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$7,906	($8)	$1,520	($4)	$9,426	($12)
Corporate bonds	15,696	(31)	13,049	(83)	28,745	(114)
Total	$23,602	($39)	$14,569	($87)	$38,171	($126)
Number of securities with an unrealized loss		13		7		20
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses from the sale of investments are included in Non-operating (expense) income, net in the Consolidated Statements of Income and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its securities to be impaired as of March 29, 2015 and June 29, 2014.
The contractual maturities of short-term investments as of March 29, 2015 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$14,400	$140,878	$35,596	$—	$190,874
Corporate bonds	24,706	99,571	31,814	—	156,091
Non-U.S. certificates of deposit	230,348	—	—	—	230,348
Total short-term investments	$269,454	$240,449	$67,410	$—	$577,313

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of March 29, 2015, financial assets utilizing Level 1 inputs included money market funds, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit, non-U.S. government securities and common stock of non-U.S. corporations. Level 2 assets are valued using a third-party pricing service's consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of March 29, 2015. There were no transfers between Level 1 and Level 2 during the nine months ended March 29, 2015.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	March 29, 2015				June 29, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Non-U.S. certificates of deposit	$—	$15,000	$—	$15,000	$—	$—	$—	$—
Money market funds	16,805	—	—	16,805	40,031	—	—	40,031
Total cash equivalents	16,805	15,000	—	31,805	40,031	—	—	40,031
Short-term investments:
Municipal bonds	—	190,874	—	190,874	—	294,180	—	294,180
Corporate bonds	—	156,091	—	156,091	—	202,346	—	202,346
U.S. agency securities	—	—	—	—	—	19,135	—	19,135
Non-U.S. certificates of deposit	—	230,348	—	230,348	—	352,928	—	352,928
Non-U.S. government securities	—	—	—	—	—	7,053	—	7,053
Total short-term investments	—	577,313	—	577,313	—	875,642	—	875,642
Other long-term investments:
Common stock of non-U.S. corporations	—	76,865	—	76,865	—	—	—	—
Total other long-term investments	—	76,865	—	76,865	—	—	—	—
Total assets	$16,805	$669,178	$—	$685,983	$40,031	$875,642	$—	$915,673
Note 5 – Intangible Assets
The following table presents the components of intangible assets, net (in thousands):

	March 29, 2015			June 29, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$136,920	($70,737)	$66,183	$137,440	($66,970)	$70,470
Developed technology	162,760	(86,902)	75,858	162,760	(72,921)	89,839
Non-compete agreements	10,244	(7,467)	2,777	10,244	(5,997)	4,247
Trade names, finite-lived	520	(520)	—	520	(516)	4
Patent and licensing rights	146,675	(48,944)	97,731	134,607	(42,424)	92,183
Total intangible assets with finite lives	457,119	(214,570)	242,549	445,571	(188,828)	256,743
Trade names, indefinite-lived	79,680		79,680	79,680		79,680
Total intangible assets	$536,799	($214,570)	$322,229	$525,251	($188,828)	$336,423
For the three and nine months ended March 29, 2015, total amortization of finite-lived intangible assets was $9.0 million and $27.0 million, respectively. For the three and nine months ended March 30, 2014, total amortization of finite-lived intangible assets was $9.5 million and $28.3 million, respectively.

Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 28, 2015 (remainder of fiscal 2015)	$8,808
June 26, 2016	35,057
June 25, 2017	33,036
June 24, 2018	31,842
June 30, 2019	19,308
Thereafter	114,498
Total future amortization expense	$242,549

Note 6 – Long-term Debt
On January 9, 2015, the Company entered into a new credit agreement (New Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo Bank) and other lenders party thereto for a $500 million secured revolving line of credit under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2020. Proceeds of the initial loans made under the New Credit Agreement were used to repay amounts outstanding under the Company's previous $150 million unsecured credit agreement with Wells Fargo Bank, entered into on August 12, 2014.
The Company classifies balances outstanding under its line of credit as Long-term debt in the Consolidated Balance Sheets. At March 29, 2015, the Company had $150 million outstanding under the New Credit Agreement and $350 million available for borrowing. For the three and nine months ended March 29, 2015, the average interest rate under these credit agreements was 0.96% and 0.92%, respectively. The average commitment fee percentage for these credit agreements was 0.09% for the three and nine months ended March 29, 2015. The Company was in compliance with all covenants in the New Credit Agreement at March 29, 2015.
Note 7 – Shareholders’ Equity
As of March 29, 2015, pursuant to an approval by the Board of Directors to increase the amount of the stock repurchase program, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $550 million for all purchases from June 30, 2014 through the expiration of the program on June 28, 2015. During the nine months ended March 29, 2015, the Company repurchased 11.2 million shares of common stock for $390.1 million under the stock repurchase program.
Note 8 – Earnings Per Share
The following table presents the computation of basic earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net income	$651	$28,164	$23,932	$94,342
Weighted average common shares	110,662	121,535	115,177	120,677
Basic earnings per share	$0.01	$0.23	$0.21	$0.78

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net income	$651	$28,164	$23,932	$94,342
Weighted average common shares - basic	110,662	121,535	115,177	120,677
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	928	2,160	1,127	2,463
Weighted average common shares - diluted	111,590	123,695	116,304	123,140
Diluted earnings per share	$0.01	$0.23	$0.21	$0.77
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three and nine months ended March 29, 2015, there were 7.7 million and 6.8 million, respectively, of potential common shares not included in the calculation of diluted earnings per share because their effect was anti-dilutive. For the three and nine months ended March 30, 2014, there were 3.1 million and 2.4 million, respectively, of potential common shares not included in the calculation of diluted earnings per share because their effect was anti-dilutive.
Note 9 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has one equity-based compensation plan, the 2013 Long-Term Incentive Compensation Plan (2013 LTIP), from which stock-based compensation awards can be granted to employees and directors. The 2013 LTIP provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards. The Company has other equity-based compensation plans that have been terminated so that no future grants can be made under those plans, but under which stock options, restricted stock and restricted stock units are currently outstanding.
The Company’s stock-based awards can be either service-based or performance-based.  Performance-based conditions are generally tied to future financial and/or operating performance of the Company. The compensation expense with respect to performance-based grants is recognized if the Company believes it is probable that the performance condition will be achieved. The Company reassesses the probability of the achievement of the performance condition at each reporting period, and adjusts the compensation expense for subsequent changes in the estimate or actual outcome. As with non-performance based awards, compensation expense is recognized over the vesting period. The vesting period runs from the date of grant to the expected date that the performance objective is likely to be achieved.
The Company also has an Employee Stock Purchase Plan (ESPP) that provides employees with the opportunity to purchase common stock at a discount. The ESPP limits employee contributions to 15% of each employee’s compensation (as defined in the plan) and allows employees to purchase shares at a 15% discount to the fair market value of common stock on the purchase date two times per year. The ESPP provides for a twelve-month participation period, divided into two equal six-month purchase periods, and also provides for a look-back feature. At the end of each six-month period in April and October, participants purchase the Company’s common stock through the ESPP at a 15% discount to the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The plan also provides for an automatic reset feature to start participants on a new twelve-month participation period if the fair market value of common stock declines during the first six-month purchase period.

Stock Option Awards
The following table summarizes stock option awards outstanding as of March 29, 2015 and changes during the nine months then ended (numbers of shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 29, 2014	8,922	$41.85
Granted	3,377	$44.73
Exercised	(683)	$28.71
Forfeited or expired	(602)	$48.30
Outstanding at March 29, 2015	11,014	$43.19
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of March 29, 2015, and changes during the nine months then ended is as follows (numbers of awards and units in thousands):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 29, 2014	860	$46.81
Granted	457	$44.66
Vested	(352)	$46.28
Forfeited	(52)	$47.25
Nonvested at March 29, 2015	913	$45.91
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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Income Statement Classification:
Cost of revenue, net	$3,158	$3,129	$9,511	$8,357
Research and development	4,212	3,912	12,795	11,453
Sales, general and administrative	8,694	8,970	26,954	26,451
Total stock-based compensation expense	$16,064	$16,011	$49,260	$46,261
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
As of June 29, 2014, the Company's liability for unrecognized tax benefits was $18.4 million. During the nine months ended March 29, 2015, there was a $0.2 million decrease to the amount of unrecognized tax benefits following statute expirations. As a result, the total liability for unrecognized tax benefits as of March 29, 2015 was $18.2 million. If any portion of this $18.2 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.2 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements.
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
Note 11 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 29, 2014	$6,822
Warranties accrued in current period	6,658
Expenditures	(5,330)
Balance at March 29, 2015	$8,150
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The warranty reserves, which are primarily related to Lighting Products, are evaluated quarterly based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of March 29, 2015, $0.9 million of the Company's product warranty liabilities were classified as long-term.
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
Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three and nine months ended March 29, 2015 and March 30, 2014. The Company's CODM is the Chief Executive Officer. The Company used the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
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

Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Revenue:
LED Products revenue	$154,384	$201,119	$479,851	$634,164
Lighting Products revenue	224,109	176,691	677,363	498,265
Power and RF Products revenue	31,026	27,449	93,134	78,922
Total revenue	$409,519	$405,259	$1,250,348	$1,211,351

Gross Profit and Gross Margin:
LED Products gross profit	$55,358	$91,634	$182,406	$290,931
LED Products gross margin	35.9%	45.6%	38.0%	45.9%
Lighting Products gross profit	58,315	48,487	178,608	136,731
Lighting Products gross margin	26.0%	27.4%	26.4%	27.4%
Power and RF Products gross profit	16,484	15,675	51,601	44,452
Power and RF Products gross margin	53.1%	57.1%	55.4%	56.3%
Total segment gross profit	130,157	155,796	412,615	472,114
Unallocated costs	(4,749)	(5,802)	(14,608)	(15,585)
Consolidated gross profit	$125,408	$149,994	$398,007	$456,529
Consolidated gross margin	30.6%	37.0%	31.8%	37.7%

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
Inventories for each of the Company's segments were as follows (in thousands):

	March 29, 2015	June 29, 2014
LED Products	$128,061	$123,249
Lighting Products	155,294	148,757
Power and RF Products	11,306	8,019
Total segment inventories	294,661	280,025
Unallocated inventories	4,699	4,755
Consolidated inventories	$299,360	$284,780

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
Overview
Cree, Inc. (Cree, we, our, or us) is a leading innovator of lighting-class light emitting diode (LED) products, lighting products and wide band gap semiconductor products for power and radio-frequency (RF) applications. Our products are targeted for applications such as indoor and outdoor lighting, video displays, transportation, electronic signs and signals, power supplies, inverters and wireless systems.
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
In addition, we develop, manufacture and sell power and RF devices based on wide band gap semiconductor materials such as SiC and gallium nitride (GaN). Our power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Our RF devices are made from GaN and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide (GaAs).
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

Overview of the Nine Months Ended March 29, 2015
The following is a summary of our financial results for the nine months ended March 29, 2015:

•	Revenue increased to $1.3 billion for the nine months ended March 29, 2015 from $1.2 billion for the nine months ended March 30, 2014.

•
Gross profit decreased to $398 million for the nine months ended March 29, 2015 from $457 million for the nine months ended March 30, 2014. Gross margin declined to 31.8% for the nine months ended March 29, 2015 from 37.7% for the nine months ended March 30, 2014.

•
Operating income decreased to $23 million for the nine months ended March 29, 2015 from $103 million for the nine months ended March 30, 2014. Net income per diluted share decreased to $0.21 for the nine months ended March 29, 2015 from $0.77 for the nine months ended March 30, 2014.

•
Cash, cash equivalents and short-term investments, net of line of credit borrowings, decreased to $0.6 billion at March 29, 2015 compared to $1.2 billion at June 29, 2014. Cash provided by operating activities was $94 million for the nine months ended March 29, 2015 compared to $228 million for the nine months ended March 30, 2014.

•	Inventories increased to $299 million at March 29, 2015 compared to $285 million at June 29, 2014.

•	Purchases of property and equipment were $158 million for the nine months ended March 29, 2015 compared to $120 million for the nine months ended March 30, 2014.
Business Outlook
We project that the markets for our products will remain highly competitive during fiscal 2015. We anticipate focusing on the following key areas, among others, in response to this competitive environment:

•
Build financial momentum. We target generating incremental operating margin over time through revenue growth and incremental operating leverage across the business. In fiscal 2015, we target revenue growth in Lighting Products and Power and RF Products, while LED Products revenue is targeted to be lower for the fiscal year. We have developed a new LED technology platform that is targeted to drive new design wins for our market leading high power LED products in fiscal 2016. We currently target incremental operating leverage from higher revenues in our fourth quarter of fiscal 2015 and in fiscal 2016.

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

Results of Operations
The following table sets forth certain consolidated statement of income data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended				Nine Months Ended
	March 29, 2015		March 30, 2014		March 29, 2015		March 30, 2014
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$409,519	100%	$405,259	100%	$1,250,348	100%	$1,211,351	100%
Cost of revenue, net	284,111	69%	255,265	63%	852,341	68%	754,822	62%
Gross profit	125,408	31%	149,994	37%	398,007	32%	456,529	38%
Research and development	43,823	11%	46,626	12%	137,537	11%	132,805	11%
Sales, general and administrative	71,860	18%	65,368	16%	213,927	17%	197,589	16%
Amortization or impairment of acquisition-related intangibles	6,749	2%	7,257	2%	19,743	2%	21,800	2%
Loss on disposal or impairment of long-lived assets	1,459	—%	364	—%	3,641	—%	1,781	—%
Operating income	1,517	—%	30,379	7%	23,159	2%	102,554	8%
Non-operating (expense) income, net	(866)	—%	3,152	1%	3,766	—%	9,373	1%
Income before income taxes	651	—%	33,531	8%	26,925	2%	111,927	9%
Income tax expense	—	—%	5,367	1%	2,993	—%	17,585	1%
Net income	$651	—%	$28,164	7%	$23,932	2%	$94,342	8%
Basic earnings per share	$0.01		$0.23		$0.21		$0.78
Diluted earnings per share	$0.01		$0.23		$0.21		$0.77

Revenue

Revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 29, 2015	March 30, 2014	Change		March 29, 2015	March 30, 2014	Change
LED Products revenue	$154,384	$201,119	($46,735)	(23)%	$479,851	$634,164	($154,313)	(24)%
Percent of revenue	38%	49%			38%	52%
Lighting Products revenue	224,109	176,691	47,418	27%	677,363	498,265	179,098	36%
Percent of revenue	55%	44%			54%	41%
Power and RF Products revenue	31,026	27,449	3,577	13%	93,134	78,922	14,212	18%
Percent of revenue	7%	7%			8%	7%
Total revenue	$409,519	$405,259	$4,260	1%	$1,250,348	$1,211,351	$38,997	3%
Our consolidated revenue increased to $409.5 million for the three months ended March 29, 2015 from $405.3 million for the three months ended March 30, 2014. This increase was driven by the 27% increase in Lighting Products and the 13% increase in Power and RF Products revenue that was mostly offset by the 23% decrease in LED Products revenue. For the nine months ended March 29, 2015, our consolidated revenue increased 3% to $1.3 billion from $1.2 billion for the nine months ended March 30, 2014. This increase was driven by the 36% increase in Lighting Products revenue and the 18% increase in Power and RF Products revenue, partially offset by the 24% decrease in LED Products revenue.
LED Products Segment Revenue
LED Products revenue represented 38% and 49% of our total revenue for the three months ended March 29, 2015 and March 30, 2014, respectively.
LED Products revenue decreased 23% to $154.4 million for the three months ended March 29, 2015 from $201.1 million for the three months ended March 30, 2014 and 24% to $479.9 million for the nine months ended March 29, 2015 from $634.2 million for the nine months ended March 30, 2014. These decreases were the result of an overall decrease in the number of units sold and a reduction in average selling prices (ASP), due to increased global competition for LED products which impacted both our LED chip and LED component product lines. The overall number of units sold decreased 16% and 19%, respectively, for the three and nine months ended March 29, 2015 compared to the three and nine months ended March 30, 2014. Additionally, the reduction in ASP was 9% and 7%, respectively, for the three and nine months ended March 29, 2015 compared to the three and nine months ended March 30, 2014.
Lighting Products Segment Revenue
Lighting Products revenue represented approximately 55% and 44% of our total revenue for the three months ended March 29, 2015 and March 30, 2014, respectively.
Lighting Products revenue increased 27% to $224.1 million for the three months ended March 29, 2015 from $176.7 million for the three months ended March 30, 2014. Lighting Products revenue increased 36% to $677.4 million for the nine months ended March 29, 2015 from $498.3 million for the nine months ended March 30, 2014. These increases were the result of an overall increase in the number of units sold, partially offset by a reduction in ASP. The overall number of units sold increased 70% and 57%, respectively, for the three and nine months ended March 29, 2015 compared to the three and nine months ended March 30, 2014. The increase in the units sold was primarily driven by LED bulb products due to increased market adoption of LED lighting products. The reduction in ASP was 25% and 13%, respectively, for the three and nine months ended March 29, 2015 compared to the three and nine months ended March 30, 2014, primarily due to a higher mix of lower priced LED bulb products.
Power and RF Products Segment Revenue
Power and RF Products revenue represented approximately 7% and 7% of our total revenue for the three months ended March 29, 2015 and March 30, 2014, respectively.
Power and RF Products revenue increased 13% to $31.0 million for the three months ended March 29, 2015 from $27.4 million for the three months ended March 30, 2014 and 18% to $93.1 million for the nine months ended March 29, 2015 from $78.9 million for the nine months ended March 30, 2014. These increases were primarily the result of increased market adoption of wide band gap power and RF products that resulted in an overall increase in the number of units sold due to increased demand for SiC and GaN based devices. The number of units sold increased 17% and 26%, respectively, for the three and nine months ended March 29, 2015 compared to the three and nine months ended March 30, 2014.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 29, 2015	March 30, 2014	Change		March 29, 2015	March 30, 2014	Change
LED Products gross profit	$55,358	$91,634	($36,276)	(40)%	$182,406	$290,931	($108,525)	(37)%
LED Products gross margin	35.9%	45.6%			38.0%	45.9%
Lighting Products gross profit	58,315	48,487	9,828	20%	178,608	136,731	41,877	31%
Lighting Products gross margin	26.0%	27.4%			26.4%	27.4%
Power and RF Products gross profit	16,484	15,675	809	5%	51,601	44,452	7,149	16%
Power and RF Products gross margin	53.1%	57.1%			55.4%	56.3%
Unallocated costs	(4,749)	(5,802)	1,053	(18)%	(14,608)	(15,585)	977	(6)%
Consolidated gross profit	$125,408	$149,994	($24,586)	(16)%	$398,007	$456,529	($58,522)	(13)%
Consolidated gross margin	30.6%	37.0%			31.8%	37.7%
Our consolidated gross profit decreased 16% to $125.4 million for the three months ended March 29, 2015 from $150.0 million for the three months ended March 30, 2014. Our consolidated gross margin decreased to 30.6% for the three months ended March 29, 2015 from 37.0% for the three months ended March 30, 2014. Our consolidated gross profit decreased 13% to $398.0 million for the nine months ended March 29, 2015 from $456.5 million for the nine months ended March 30, 2014. Our consolidated gross margin decreased to 31.8% for the nine months ended March 29, 2015 from 37.7% for the nine months ended March 30, 2014.

LED Products Segment Gross Profit and Gross Margin
LED Products gross profit decreased 40% to $55.4 million for the three months ended March 29, 2015 from $91.6 million for the three months ended March 30, 2014 and decreased 37% to $182.4 million for the nine months ended March 29, 2015 from $290.9 million for the nine months ended March 30, 2014. LED Products gross margin decreased to 35.9% for the three months ended March 29, 2015 from 45.6% for the three months ended March 30, 2014 and decreased to 38.0% for the nine months ended March 29, 2015 from 45.9% for the nine months ended March 30, 2014. LED Products gross profit and gross margin decreases were due to lower units sold and lower pricing, as discussed above, and lower factory utilization resulting from our targeted actions to reduce inventory balances for our LED Products and Lighting Products segments, for the three and nine months ended March 29, 2015 as compared to the three and nine months ended March 30, 2014.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit increased 20% to $58.3 million for the three months ended March 29, 2015 from $48.5 million for the three months ended March 30, 2014 and increased 31% to $178.6 million for the nine months ended March 29, 2015 from $136.7 million for the nine months ended March 30, 2014. Lighting Products gross margin decreased to 26.0% for the three months ended March 29, 2015 from 27.4% for the three months ended March 30, 2014 and decreased to 26.4% for the nine months ended March 29, 2015 from 27.4% for the nine months ended March 30, 2014. Lighting Products gross profit increased for the three and nine months ended March 29, 2015 as compared to the three and nine months ended March 30, 2014 due to growth in LED lighting products sales as discussed above. Lighting Products gross margin decreased for the three and nine months ended March 29, 2015 as compared to the three and nine months ended March 30, 2014 due to changes in product mix driven primarily by higher sales of LED bulbs, which have lower gross margins, and lower factory utilization resulting from our targeted actions to reduce inventory balances for our Lighting Products segment.
Power and RF Products Segment Gross Profit and Gross Margin
Power and RF Products gross profit increased 5% to $16.5 million for the three months ended March 29, 2015 from $15.7 million for the three months ended March 30, 2014 and increased 16% to $51.6 million for the nine months ended March 29, 2015 from $44.5 million for the nine months ended March 30, 2014. Power and RF Products gross margin decreased to 53.1% for the three months ended March 29, 2015 from 57.1% for the three months ended March 30, 2014 and decreased to 55.4% for the nine months ended March 29, 2015 from 56.3% for the nine months ended March 30, 2014. Power and RF Products gross profit increases were due primarily to higher revenue. Power and RF Products gross margin decreased for the three and nine months ended March 29, 2015 as compared to the three and nine months ended March 30, 2014 due primarily to changes in product mix.
Unallocated Costs
Unallocated costs were $4.7 million and $5.8 million for the three months ended March 29, 2015 and March 30, 2014, respectively. For the nine months ended March 29, 2015 and March 30, 2014, unallocated costs were $14.6 million and $15.6 million, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources. The decrease of $1.1 million for the three months ended March 29, 2015 as compared to the three months ended March 30, 2014 was primarily attributable to lower incentive compensation. The decrease of $1.0 million for the nine months ended March 29, 2015 as compared to the nine months ended March 30, 2014 was primarily attributable to lower incentive compensation, partially offset by higher stock-based compensation.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following table sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 29, 2015	March 30, 2014	Change		March 29, 2015	March 30, 2014	Change
Research and development	$43,823	$46,626	($2,803)	(6)%	$137,537	$132,805	$4,732	4%
Percent of revenue	11%	12%			11%	11%

Research and development expenses for the three months ended March 29, 2015 decreased 6% to $43.8 million from $46.6 million for the three months ended March 30, 2014. This decrease was primarily due to cost management and the nature of current research and development projects. For the nine months ended March 29, 2015, research and development expenses increased 4% to $137.5 million from $132.8 million for the nine months ended March 30, 2014. This increase was primarily due to increased spending on research and development activities focused on new higher performance and lower cost products in all our product lines. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities. We anticipate that in general our research and development expenses will continue to increase over time to support future growth.
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

	Three Months Ended				Nine Months Ended
	March 29, 2015	March 30, 2014	Change		March 29, 2015	March 30, 2014	Change
Sales, general and administrative	$71,860	$65,368	$6,492	10%	$213,927	$197,589	$16,338	8%
Percent of revenue	18%	16%			17%	16%
Sales, general and administrative expenses for the three months ended March 29, 2015 increased 10% to $71.9 million from $65.4 million for the three months ended March 30, 2014. For the nine months ended March 29, 2015, sales, general and administrative expenses increased 8% to $213.9 million from $197.6 million for the nine months ended March 30, 2014. These increases were primarily due to an increase in spending on legal fees related to recent cases we have filed in connection with enforcing our patent rights, and higher lighting products sales and marketing, including commissions and advertising, as we continue to expand our direct sales resources and channels and invest in building and promoting the Cree brand.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names. Amortization of intangible assets related to our acquisitions was as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 29, 2015	March 30, 2014	Change		March 29, 2015	March 30, 2014	Change
Customer relationships	$1,599	$1,840	($241)	(13)%	$4,288	$5,519	($1,231)	(22)%
Developed technology	4,660	4,921	(261)	(5)%	13,981	14,793	(812)	(5)%
Non-compete agreements	490	490	—	—%	1,470	1,470	—	—%
Trade names, finite-lived	—	6	(6)	(100)%	4	18	(14)	(78)%
Total amortization	$6,749	$7,257	($508)	(7)%	$19,743	$21,800	($2,057)	(9)%
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

The following table sets forth our loss on disposal or impairment of long-lived assets (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 29, 2015	March 30, 2014	Change		March 29, 2015	March 30, 2014	Change
Loss on disposal or impairment of long-lived assets	$1,459	$364	$1,095	301%	$3,641	$1,781	$1,860	104%
We recognized a net loss of $1.5 million and $0.4 million on the disposal of long-lived assets for the three months ended March 29, 2015 and the three months ended March 30, 2014, respectively. For the nine months ended March 29, 2015, we recognized a net loss of $3.6 million compared to a net loss of $1.8 million for the nine months ended March 30, 2014. These net losses were primarily the result of disposals of equipment due to changes in various manufacturing processes, the abandonment of certain patent assets as a result of technological obsolescence and the adjustment to a previously capitalized amount, and dispositions of building improvements as we expand our manufacturing facilities to support future growth.
Non-Operating (Expense) Income, net
The following table sets forth our non-operating (expense) income, net (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 29, 2015	March 30, 2014	Change		March 29, 2015	March 30, 2014	Change
Foreign currency gain (loss), net	$776	($368)	$1,144	(311)%	($1,820)	$109	($1,929)	(1,770)%
Gain on sale of investments, net	107	15	92	613%	883	25	858	3,432%
Loss on equity method investment	(3,670)	—	(3,670)	—	(2,991)	—	(2,991)	—
Interest income, net	1,823	3,415	(1,592)	(47)%	7,441	8,562	(1,121)	(13)%
Other, net	98	90	8	9%	253	677	(424)	(63)%
Non-operating (expense) income, net	($866)	$3,152	($4,018)	(127)%	$3,766	$9,373	($5,607)	(60)%
Foreign currency gain (loss), net. Foreign currency gain (loss), net consisted primarily of remeasurement adjustments resulting from our investment in Lextar Electronics Corporation (Lextar) and consolidating our international subsidiaries. The foreign currency gain for the three months ended March 29, 2015 was primarily due to the favorable fluctuation in the exchange rate between the New Taiwan Dollar and the United States Dollar related to our investment in Lextar. The foreign currency loss for the nine months ended March 29, 2015 was primarily due to fluctuation in the exchange rate between the New Taiwan Dollar and the United States Dollar related to our investment in Lextar and a decline in the exchange rate between the EURO and the United States Dollar. The foreign currency (loss) gain for the three and nine months ended March 30, 2014 was primarily due to fluctuations in the exchange rate between the Chinese Yuan and the United States Dollar.
Gain on sale of investments, net. Gain on sale of investments, net was $107 thousand for the three months ended March 29, 2015 compared to $15 thousand for the three months ended March 30, 2014. For the nine months ended March 29, 2015, gain on sale of investments, net was $883 thousand compared to $25 thousand for the nine months ended March 30, 2014. Gain on sale of investments, net was higher for the three and nine months ended March 29, 2015 primarily due to gains realized on sales of investments liquidated in order to fund the repurchase of our common stock.
Loss on equity method investment. Loss on equity method investment was $3.7 million and $3.0 million for the three and nine months ended March 29, 2015, respectively, due to the decrease in the share price of our Lextar investment.
Interest income, net. Interest income, net was $1.8 million for the three months ended March 29, 2015 compared to $3.4 million for the three months ended March 30, 2014. For the nine months ended March 29, 2015, interest income, net was $7.4 million compared to $8.6 million for the nine months ended March 30, 2014. The decrease in interest income, net for the three and nine months ended March 29, 2015 was primarily due to lower invested balances and higher interest expense as compared to the three and nine months ended March 30, 2014.
Other, net. Other, net was $0.1 million for the three months ended March 29, 2015 and the three months ended March 30, 2014. For the nine months ended March 29, 2015, other, net was $0.3 million compared to $0.7 million for the nine months ended March 30, 2014.

Income Tax Expense
The following table sets forth our income tax expense in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 29, 2015	March 30, 2014	Change		March 29, 2015	March 30, 2014	Change
Income tax expense	$—	$5,367	($5,367)	(100)%	$2,993	$17,585	($14,592)	(83)%
Effective tax rate	—%	16.0%			11.1%	15.7%

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
We recognized no income tax expense for an effective tax rate of 0% for the three months ended March 29, 2015 as compared to income tax expense of $5.4 million for an effective tax rate of 16.0% for the three months ended March 30, 2014. For the nine months ended March 29, 2015, we recognized income tax expense of $3.0 million for an effective tax rate of 11.1% compared to $17.6 million for an effective tax rate of 15.7% for the nine months ended March 30, 2014. The decreases in our effective tax rate for the three and nine months ended March 29, 2015 were primarily due to lower pretax income.
Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities, cash generated from operations and availability under our line of credit. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have repaid our $150 million line of credit in full in connection with entering into a new $500 million line of credit as discussed in Note 6, “Long-term Debt,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The purpose of this new facility is to provide short term flexibility to optimize returns on our cash and investment portfolio while funding share repurchases, capital expenditures and other general business needs.
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

The following table presents the components of our cash conversion cycle:

	Three Months Ended
	March 29, 2015	June 29, 2014	Change
Days of sales outstanding(a)	48	46	2
Days of supply in inventory(b)	95	94	1
Days in accounts payable(c)	(40)	(66)	26
Cash conversion cycle	103	74	29

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

The increase in the cash conversion cycle was primarily driven by a decrease in days in accounts payable resulting from lower materials purchases and capital expenditures during the three months ended March 29, 2015.
As of March 29, 2015, we had unrealized losses on our investments of $0.1 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at March 29, 2015 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of March 29, 2015.

Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Nine Months Ended
	March 29, 2015	March 30, 2014	Change
Net cash provided by operating activities	$93,699	$228,170	($134,471)	(59)%
Net cash provided by (used in) investing activities	36,728	(257,261)	293,989	(114)%
Net cash (used in) provided by financing activities	(211,600)	107,765	(319,365)	(296)%
Effects of foreign exchange changes on cash and cash equivalents	(923)	95	(1,018)	(1,072)%
Net (decrease) increase in cash and cash equivalents	($82,096)	$78,769	($160,865)
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities decreased to $93.7 million for the nine months ended March 29, 2015 from $228.2 million for the nine months ended March 30, 2014. This decrease was primarily due to a decrease in net income and changes in our working capital.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash provided by investing activities was $36.7 million for the nine months ended March 29, 2015 compared to net cash used in investing activities of $257.3 million for the nine months ended March 30, 2014. Net proceeds from the sale of short-term investments increased $413 million for the nine months ended March 29, 2015 compared to the nine months ended March 30, 2014. This was partially offset by a $38.5 million increase in our capital spending to support our future growth and the $80.6 million investment in Lextar.
For fiscal 2015, we target approximately $200.0 million of capital investment which is primarily related to infrastructure projects to support our longer term growth and strategic priorities.
Cash Flows from Financing Activities
Net cash used in financing activities was $211.6 million for the nine months ended March 29, 2015 and net cash provided by financing activities was $107.8 million for the nine months ended March 30, 2014. For the nine months ended March 29, 2015, our financing activities primarily consisted of the repurchase of common stock worth approximately $390.1 million, partially offset by net borrowings on our current line of credit of $150.0 million, and proceeds of $28.5 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises. For the nine months ended March 30, 2014, our financing activities primarily consisted of proceeds of $107.9 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 29, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2014, in the section entitled “Contractual Obligations” for the future minimum lease payments due under our operating leases as of June 29, 2014. There have been no significant changes to the contractual obligations discussed therein, except for our line of credit as discussed in Note 6, "Long-term Debt," in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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
As of March 29, 2015, we maintained a secured revolving line of credit under which we can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2020. At March 29, 2015, we had $150.0 million outstanding under the line of credit. If interest rates were to increase by 100 basis points, the annual interest incurred under our then existing line of credit would have increased by $1.5 million.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•	expand research and development, sales and marketing, technical support, distribution capabilities, manufacturing planning and administrative functions;

•	manage organizational complexity and communication;

•	expand the skills and capabilities of our current management team;

•	add experienced senior level managers;

•	attract and retain qualified employees; and

•	adequately maintain and adjust the operational and financial controls that support our business.
While we intend to focus on managing our costs and expenses, over the long term we expect to invest substantially to support our growth and may have additional unexpected costs. For example, we are in the process of expanding our facilities in North Carolina to support our targeted longer term growth. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. There are also inherent execution risks in starting up a new factory or expanding production capacity that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control during the start-up phase.
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
Conversely, due to the proportionately high fixed cost nature of our business (such as facility costs), if demand does not increase at the rate forecasted, we may not be able to scale our manufacturing expenses or overhead costs to correspond to the demand.  This could result in lower margins and adversely impact our business and results of operations.  Additionally, if product demand decreases or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower factory utilization, causing higher fixed costs per unit produced. Further, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write-off charges. We have in the past and may in the future be required to recognize excess capacity charges, which would have a negative impact on our results of operations.
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
We have experienced product quality, performance or reliability problems from time to time and defects or failures may occur in the future. If failures or defects occur, they could result in significant losses or product recalls due to:

•	costs associated with the removal, collection and destruction of the product;

•	payments made to replace product;

•	costs associated with repairing the product;

•	the write-down or destruction of existing inventory;

•	lost sales due to the unavailability of product for a period of time;

•	delays, cancellations or rescheduling of orders for our products; or

•	increased product returns.

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
Changes in governmental budget priorities could adversely affect our business and results of operations.  U.S. and foreign government agencies have purchased products directly from us and products from our customers, and U.S. government agencies have historically funded a portion of our research and development activities.  When the government changes budget priorities, such as in times of war, financial crisis, or reallocates its research and development spending to areas unrelated to our business, our research and development funding and our product sales to government entities and government-funded customers are at risk.  For example, demand and payment for our products and our customers’ products may be affected by public sector budgetary cycles, funding authorizations or utility rebates. Funding reductions or delays could negatively impact demand for our products. If government or utility funding is discontinued or significantly reduced, our business and results of operations could be adversely affected.

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
In some instances, we have received and may continue to receive incentives from foreign governments to encourage our investment in certain countries, regions or areas outside of the United States. In particular, we have received and may continue to receive such incentives in connection with our operations in Asia, as Asian national and local governments seek to encourage the development of the technology industry. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time or as a result of our inability to maintain minimum operations necessary to earn the incentives. Any reduction or elimination of incentives currently provided to our operations could adversely affect our business and results of operations. These same governments also may provide increased incentives to or require production processes that favor local companies, which could further negatively impact our business and results of operations.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $27.28 to a high of $58.10 during the 12 months ended March 29, 2015. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

There were no unregistered securities sold during the third quarter of fiscal 2015.

Stock Repurchase Program

The following table summarizes stock repurchase activity for the third quarter of fiscal 2015 (in thousands, except price per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[1]
Shares repurchased under our Stock Repurchase Program
December 29, 2014 to January 25, 2015	—	$—	9,320	$229,465
January 26, 2015 to February 22, 2015	1,458	$36.00	10,778	$176,965
February 23, 2015 to March 29, 2015	457	$37.85	11,235	$159,687
Total	1,915	$36.44

(1)
On October 27, 2014, our Board of Directors approved an increase in the amount of our stock repurchase program. Pursuant to the program, we are now authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $550 million for all purchases from June 30, 2014 through the new expiration of the program on June 28, 2015.

Since the inception of our stock repurchase program in January 2001 through March 29, 2015, we have repurchased 23.6 million shares of our common stock at an average price of $29.40 per share with an aggregate value of $695.4 million. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
3.1
Bylaws, as amended and restated (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, dated January 27, 2015, filed with the Securities and Exchange Commission on January 28, 2015)

4.1
Amendment No. 2 to Amended and Restated Rights Agreement, dated as of February 11, 2015 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, dated February 11, 2015, filed with the Securities and Exchange Commission on February 11, 2015)

10.1
Credit Agreement, dated January 9, 2015, by and between Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of the Company, as guarantor, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated January 9, 2015, filed with the Securities and Exchange Commission on January 12, 2015)

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
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

April 22, 2015

/s/ MICHAEL E. MCDEVITT
Michael E. McDevitt
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Bylaws, as amended and restated (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, dated January 27, 2015, filed with the Securities and Exchange Commission on January 28, 2015)

4.1
Amendment No. 2 to Amended and Restated Rights Agreement, dated as of February 11, 2015 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, dated February 11, 2015, filed with the Securities and Exchange Commission on February 11, 2015)

10.1
Credit Agreement, dated January 9, 2015, by and between Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of the Company, as guarantor, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated January 9, 2015, filed with the Securities and Exchange Commission on January 12, 2015)

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
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements