Form 10-K
period 2015-06-28
CREE INC
filed 2015-08-27
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-21154
__________________________________________
CREE, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-1572719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4600 Silicon Drive Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code)
(919) 407-5300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00125 par value	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of December 26, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,523,203,743 (based on the closing sale price of $31.99 per share).
The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 24, 2015 was 103,294,027.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 27, 2015 are incorporated by reference into Part III.

CREE, INC.
FORM 10-K
For the Fiscal Year Ended June 28, 2015

Forward-Looking Information
Information set forth in this Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All information contained in this report relative to future markets for our products and trends in and anticipated levels of revenue, gross margins and expenses, as well as other statements containing words such as “believe,” “project,” “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made, and except as required under the U.S. federal securities laws and the rules and regulations of the Securities and Exchange Commission (SEC), we have no duty to update them if our views later change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Annual Report.

PART I

Item 1. Business

Overview
Cree, Inc. (Cree, we, our, or us) is a leading innovator of lighting-class light emitting diode (LED) products, lighting products and wide bandgap semiconductor products for power and radio-frequency (RF) applications. Our products are targeted for applications such as indoor and outdoor lighting, video displays, transportation, electronic signs and signals, power supplies, inverters and wireless systems.
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
In addition, we develop, manufacture and sell power and RF devices based on wide bandgap semiconductor materials such as SiC and gallium nitride (GaN). Our power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Our RF devices are made from GaN and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide (GaAs).
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

Recent Developments
In May 2015, we filed a registration statement on a confidential basis with the U.S. Securities and Exchange Commission (SEC) for a possible initial public offering of our wholly owned Power and RF subsidiary (the proposed IPO). The proposed IPO is intended to raise capital to invest directly in the Power and RF subsidiary to support targeted future growth. Completion of the proposed IPO and related transactions is subject to numerous conditions, including market conditions, approval by our Board of Directors of the final terms of the proposed IPO and receipt of all regulatory approvals, including the effectiveness of the registration statement filed with the SEC. Although we have not yet determined the percentage interest of our Power and RF subsidiary that will be sold to the public in connection with the proposed IPO, we expect that will we continue to consolidate the Power and RF subsidiary’s results of operations with our business for accounting purposes upon the completion of the proposed IPO.

Reportable Segments
Our three reportable segments are:

•	Lighting Products

•	LED Products

•	Power and RF Products

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

Products by Reportable Segment
Lighting Products Segment
Lighting Products revenue was $906.5 million, $706.4 million, and $495.1 million, representing 55%, 43%, and 36% of our revenue for the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively. Lighting Products gross profit was $235.5 million, $197.3 million and $148.9 million and gross margin was 26%, 28% and 30% for the fiscal years 2015, 2014 and 2013, respectively.
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
LED Products Segment
LED Products revenue was $602.1 million, $833.7 million and $801.5 million representing 37%, 51%, and 58% of revenue for the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively. LED Products gross profit was $190.9 million, $381.0 million and $344.6 million and gross margin was 32%, 46% and 43% for the fiscal years 2015, 2014 and 2013, respectively.
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
Power and RF Products Segment
Power and RF Products revenue was $123.9 million, $107.5 million, and $89.4 million, representing 8%, 6% and 6% of our revenue for the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively. Power and RF Products gross profit was $67.8 million, $60.7 million and $48.1 million and gross margin was 55%, 56% and 54% for the fiscal years 2015, 2014 and 2013, respectively.
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
RF Devices
Our RF products include a variety of GaN high electron mobility transistors (HEMTs) and monolithic microwave integrated circuits (MMICs), which are optimized for military, telecom and other commercial applications. Our RF devices are made from SiC and GaN and provide improved efficiency, bandwidths and frequency of operation as compared to silicon or GaAs. We also provide custom die manufacturing for GaN HEMTs and MMICs that allow a customer to design its own custom RF circuits to be fabricated by us, or have us design and fabricate products that meet their specific requirements.

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
When our customers participate in funding our research and development programs, we recognize the amount funded as a reduction of research and development expenses to the extent that our customers’ funding does not exceed our respective research and development costs. Research and development expenses were $182.8 million, $181.4 million and $155.9 million for the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively. For further information about our research and development, see “Research and Development” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

Customers
We have historically had a few key customers who represented more than 10% of our consolidated revenue. In fiscal 2015, revenue from Arrow Electronics, Inc. (Arrow) and The Home Depot, Inc. (Home Depot) accounted for 12% and 11% of our total consolidated revenue, respectively. In fiscal 2014, revenue from Arrow and Home Depot accounted for 13% and 11% of our total consolidated revenue, respectively. In fiscal 2013, revenue from Arrow accounted for 16% of our total consolidated revenue. Arrow is a customer of our LED Products and Power and RF Products segments. Home Depot is a customer of our Lighting Products segment. For further discussion regarding customer concentration, please see Note 14, “Concentrations of Risk,” in our consolidated financial statements included in Item 8 of this Annual Report. The loss of any large customer could have a material adverse effect on our business and results of operations.

Distribution
A substantial portion of our products are sold to distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers, manufacturers who incorporate our products into their own manufactured goods and ultimate end users of our products. We also utilize third-party sales representatives who generally do not maintain a product inventory; instead, their customers place orders directly with us or through distributors. We also sell a portion of our products through retailers, which stock inventory and sell our products directly to consumers.

Seasonality
Our LED Products segment historically has experienced, and in the future may experience, seasonally lower sales during our fiscal third quarter due to the Chinese New Year holiday.  Our Lighting Products segment historically has experienced, and in the future may experience, seasonally lower lighting fixture sales due to winter weather, impacting our fiscal second and third quarters. In addition, the retail lighting industry has historically had seasonally lower sales of light bulbs in the summer, which has impacted our fiscal fourth quarter and which may impact our fiscal first quarter. Our Power and RF Products segment is not generally subject to seasonality.
Our sales also vary based on other factors such as customer demand and government regulation.
If anticipated sales or shipments do not occur when expected, our results of operations for that quarter, and potentially for future quarters, may be adversely affected.
Backlog
Our backlog at June 28, 2015, the last day of our 2015 fiscal year, was approximately $238.4 million, compared with a backlog of approximately $193.2 million at June 29, 2014, the last day of our 2014 fiscal year. Because of the generally short cycle time between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which at times may be made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net revenue for any future period.  Additionally, our June 28, 2015 backlog contained $29.5 million of research contracts signed with the U.S. Government, for which approximately $17.6 million had not been appropriated as of the last day of fiscal 2015.  Our June 29, 2014 backlog contained $34.3 million of research contracts signed with the U.S. Government, for which approximately $26.0 million was not appropriated as of the last day of fiscal 2014. Our backlog could be adversely affected if the U.S. Government exercises its rights to terminate our government contracts or does not appropriate and allocate all of the funding contemplated by the contracts.
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
SiC Materials
We have continued to maintain our well-established leadership position in the sale of SiC bulk material, SiC wafer and SiC and GaN epitaxy products.  As the market adoption of the technology increases enabling greatly improved performance levels of the power device designs by our customer base, we are experiencing increased competition from companies such as Dow Corning, II-VI Advanced Materials, SiCrystal and Nippon Steel.  We believe our leading technology and leveraged production scale position us to supply high yield wafers in volume to the device manufacturers in the market.
Power and RF Products Segment
Power Devices
Our SiC-based power devices compete with SiC power semiconductor solutions offered by Infineon Technologies AG, STMicroelectronics, Inc., Rohm Co. Ltd., Mitsubishi Electric Corporation and Microsemi Corporation.  Our products also compete with existing semiconductor devices offered by a variety of manufacturers.  Our power products compete in the power semiconductor market on the basis of performance and reliability.
RF Devices
Our RF devices compete with with Sumitomo Electric Device Innovations, Inc., Qorvo, Inc., Microsemi Corporation, Mitsubishi Electric Corporation and M/A-COM Technology Solutions Inc., which all offer GaN RF products that compete directly with our GaN HEMT products. Our products also compete with a variety of companies offering silicon and GaAs-based products. Our products compete in the RF semiconductor market on the basis of reliability, performance, design predictability and overall system price.
Patents and Other Intellectual Property Rights
We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants, purchases and assignments, rights to patents on inventions originally developed by others. As of June 28, 2015, we owned or were the exclusive licensee of 1,575 issued U.S. patents and approximately 2,725 foreign patents with various expiration dates extending up to 2040. We do not consider our business to be materially dependent upon any one patent, and we believe our business will not be materially adversely affected by the expiration of any one patent. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets by keeping confidential the information that we believe provides us with a competitive advantage. We attempt to create strong brands for our products and promote our products through trademarks that distinguish them in the market. We may license our customers to use our trademarks in connection with the sale of our products, and we monitor for the proper and authorized use of our marks.
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
Employees
As of June 28, 2015, we employed 6,387 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights.
Available Information
Our website address is www.cree.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, including Interactive Data Files, and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. These reports may be accessed from our website by following the links under “Investors,” then “SEC Filings.” The information found on our website is not part of this or any other report we file with or furnish to the SEC. We have no duty to update or revise any forward-looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to Investor Relations, Cree, Inc., 4600 Silicon Drive, Durham, North Carolina 27703.

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
We operate in industries that are subject to significant fluctuation in supply and demand and ultimately pricing that affects our revenue and profitability.
The LED lighting industry is in the relatively early stages of adoption and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The LED industry has experienced significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. As the markets for our products mature, additional fluctuations may result from variability and consolidations within the industry’s customer base. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. These fluctuations have also been characterized by higher demand for key components and equipment used in, or in the manufacture of, our products resulting in longer lead times, supply delays and production disruptions.
We have experienced these conditions in our business and may experience such conditions in the future, which could have a material negative impact on our business, results of operations or financial condition. For example, in the fourth quarter of fiscal 2015, we announced a restructuring plan for our LED business that will reduce excess capacity and overhead as well as increase reserves as the result of a more aggressive pricing environment. We may not be able to achieve the level of benefits that we expect to realize from this restructuring within the expected timeframes, if at all, which could have a material negative impact on our business.
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
Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Although the market for LED lighting has grown rapidly in recent years, adoption of LEDs for general lighting is still in the relatively early stages. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:

•	maintain, expand and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand;

•
manage an increasingly complex supply chain that has the ability to scale to maintain a sufficient supply of raw materials and deliver on time to our manufacturing facilities or our third party manufacturing facilities;

•	expand research and development, sales and marketing, technical support, distribution capabilities, manufacturing planning and administrative functions;

•	manage organizational complexity and communication;

•	expand the capability of information systems to support a more complex business;

•	expand the skills and capabilities of our current management team;

•	add experienced senior level managers;

•	attract and retain qualified employees; and

•	adequately maintain and adjust the operational and financial controls that support our business.
While we intend to focus on managing our costs and expenses, over the long term we expect to invest to support our growth and may have additional unexpected costs. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. There are also inherent execution risks in starting up a new factory or expanding production capacity that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control during the start-up phase.

We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. For example, we are in the final stages of implementing a new information technology platform at our Racine operations. If we do not allocate and effectively manage the resources necessary to build, implement, upgrade, integrate and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through security breach.
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
The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture and sell LED chips and LED components. In the lighting market, we compete with companies that manufacture and sell traditional and LED lighting products, many of which have larger and more established sales channels. Competitors continue to offer new products with aggressive pricing and improved performance. Competitive pricing pressures remain a challenge and continue to accelerate the rate of decline of our sales prices, particularly in our LED products segment.
With the growth potential for LEDs, we will continue to face increased competition in the future. If the investment in capacity exceeds the growth in demand, such as exists in the current market, the LED market is likely to become more competitive with additional pricing pressures. Additionally, new technologies could emerge or improvements could be made in existing technologies that may also reduce the demand for LEDs in certain markets. There are also new technologies, such as organic LEDs (OLEDs), which could potentially reduce LED demand for backlighting, which could impact the overall LED market.
As competition increases, we need to continue to develop new products that meet or exceed the needs of our customers. Therefore, our ability to continually produce more efficient, higher brightness and lower cost LEDs and lighting products that meet the evolving needs of our customers will be critical to our success. Competitors may also try to align with some of our strategic customers. This could lead to lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.
Our results of operations, financial condition and business could be harmed if we are unable to balance customer demand and capacity.
As customer demand for our products changes, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase or decrease our production capacity at our targeted rate or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets.
Due to the proportionately high fixed cost nature of our business (such as facility costs), if demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs to correspond to the demand.  This could result in lower margins and adversely impact our business and results of operations.  Additionally, if product demand decreases or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower factory utilization, causing higher fixed costs per unit produced. Further, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write-off charges, as we did in the fourth quarter of fiscal 2015. We may in the future be required to recognize excess capacity charges, which would have a negative impact on our results of operations.

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
We receive a significant amount of our revenue from a limited number of customers, including distributors and retailers, two of which represented greater than 10% of our consolidated revenue in fiscal 2015. Most of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. In the case of retailers, these customers may alter their promotional pricing; increase promotion of competitors' products over our products; or reduce their inventory levels; all of which could negatively impact our financial condition and results of operations. If our customers alter their purchasing behavior, if our customers’ purchasing behavior does not match our expectations or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.

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
We have experienced product quality, performance or reliability problems from time to time and defects or failures may occur in the future. If failures or defects occur, they could result in significant losses or product recalls due to:

•	costs associated with the removal, collection and destruction of the product;

•	payments made to replace product;

•	costs associated with repairing the product;

•	the write-down or destruction of existing inventory;

•	insurance recoveries that fail to cover the full costs associated with product recalls;

•	lost sales due to the unavailability of product for a period of time;

•	delays, cancellations or rescheduling of orders for our products; or

•	increased product returns.

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
We provide warranty periods ranging from 90 days to 10 years on our products. The standard warranty on nearly all of our new LED lighting products, which now represent the majority of our revenue, is 10 years. Although we believe our reserves are appropriate, we are making projections about the future reliability of new products and technologies, and we may experience increased variability in warranty claims. Increased warranty claims could result in significant losses due to a rise in warranty expense and costs associated with customer support.
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
There are risks associated with the previously-announced proposed IPO of our Power and RF Products segment that may adversely impact our results of operations.
The completion of the proposed IPO of our Power and RF Products segment is subject to numerous conditions, including market conditions, and may not occur on favorable terms or at all. We have not yet determined the number of shares of common stock of our Power and RF subsidiary that will be sold in the proposed IPO or the valuation of such shares. Therefore, the amount of cash proceeds we expect to receive in the proposed IPO and related transactions is uncertain.
In connection with the proposed IPO:

•	our stock price could fluctuate significantly in response to developments related to the proposed IPO or other actions or market speculation regarding the proposed IPO;

•
we may encounter difficulties in hiring, retaining and motivating key personnel during this process or as a result of uncertainties generated by this process or any developments or actions relating to it;

•	we will incur substantial increases in general and administrative expense associated with the need to retain and compensate third-party consultants and advisors (including legal counsel); and

•
although we have not made any determination regarding whether we will dispose of our remaining interests in our Power and RF subsidiary following the proposed IPO, to the extent that further dispositions result in our owning less than a controlling financial interest, our Power and RF subsidiary's financial results may no longer be consolidated with our financial results and we may be required to report our Power and RF subsidiary’s operating results as discontinued operations, which may materially and adversely affect our consolidated results of operations.

We may not complete the proposed IPO, in which event we will have incurred significant expenses that we will be unable to recover, and for which we will not receive any benefit. If the proposed IPO is completed, our Power and RF subsidiary would be a new publicly traded company. We cannot make any assurances that the proposed IPO, if completed, will increase the market value of Cree.
If we fail to evaluate and execute strategic opportunities successfully, our business may suffer.
From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments, divestitures, or spin-offs. If we choose to enter into such transactions, we face certain risks including:

•	the failure of an acquired business or an investee to meet our performance expectations;

•	identification of additional liabilities relating to an acquired business;

•	loss of existing customers of our current and acquired businesses due to concerns that new product lines may be in competition with the customers’ existing product lines;

•	difficulty integrating an acquired business's operations, personnel and financial and operating systems into our current business;

•	diversion of management attention;

•	uncertainty of the financial markets or circumstances that cause conditions that are less favorable and/or different than expected;

•	difficulty separating a spin-off's operations, personnel and financial and operating systems out of our current business; and

•	expenses incurred to complete a transaction may be significantly higher than anticipated.
We may not be able to adequately address these risks or any other problems that arise from our prior or future acquisitions, investments, divestitures or spin-offs. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any such business transaction could adversely affect our business, results of operations or financial condition.
Our revenue is highly dependent on our customers’ ability to produce, market and sell more integrated products.
Our revenue in our LED Products and Power and RF Products segments depends on getting our products designed into a larger number of our customers’ products and in turn, our customers’ ability to produce, market and sell their products. For example, we have current and prospective customers that create, or plan to create, lighting systems using our LED components. Even if our customers are able to develop and produce LED lighting products or products that incorporate our Power and RF products, there can be no assurance that our customers will be successful in marketing and selling these products in the marketplace.
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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar Electronics Corporation (Lextar), a public company in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment has declined from the date of our investment in December 2014 through the end of fiscal 2015, and this downward stock price trend has continued during the beginning of fiscal 2016 and may continue in the future. As required by Rule 3-09 of Regulation S-X, we have filed Lextar’s financial statements, prepared by Lextar and audited by its independent public accounting firm, as of and for the year ended December 31, 2014 as an exhibit to this Annual Report.
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
In some instances, we have received and may continue to receive incentives from foreign governments to encourage our investment in certain countries, regions or areas outside of the United States. In particular, we have received and may continue to receive such incentives in connection with our operations in Asia, as Asian national and local governments seek to encourage the development of the technology industry. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time or as a result of our inability to maintain minimum operations necessary to earn the incentives. Any reduction or elimination of incentives currently provided for our operations could adversely affect our business and results of operations. These same governments also may provide increased incentives to or require production processes that favor local companies, which could further negatively impact our business and results of operations.
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

Any significant increase or decrease in our future effective tax rates could impact net (loss) income for future periods. In addition, the determination of our income tax provision requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. To the extent our income tax liability materially differs from our income tax provisions due to factors, including the above, which were not anticipated at the time we estimated our tax provision, our net (loss) income or cash flows could be affected.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Annual Report). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $27.00 to a high of $52.83 during the 12 months ended June 28, 2015. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
We have outstanding debt which could materially restrict our business and adversely affect our financial condition, liquidity and results of operations
Our indebtedness consists of borrowings from our revolving credit facility. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
The level of outstanding debt under this facility may adversely affect our operating results and financial condition by, among other things:

•	increasing our vulnerability to downturns in our business, to competitive pressures and to adverse general economic and industry conditions;

•
requiring the dedication of an increased portion of our expected cash flows from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures, research and development and stock repurchases;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•
placing us at a competitive disadvantage compared to our peers that may have less indebtedness than we have by limiting our ability to borrow additional funds needed to operate and grow our business; and

•	increasing our interest expense if interest rates increase.
Our revolving credit facility requires us to maintain compliance with certain financial ratios. In addition, our revolving credit facility contains certain restrictions that could limit our ability to, among other things: incur additional indebtedness, dispose of assets, create liens on assets, make acquisitions or engage in mergers or consolidations, and engage in certain transactions with our subsidiaries and affiliates. These restrictions could limit our ability to plan for or react to changing business conditions, or could otherwise restrict our business activities and plans.
Our ability to comply with our loan covenants may also be affected by events beyond our control and if any of these restrictions or terms is breached, it could lead to an event of default under our revolving credit facility. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under our revolving credit facility. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.
Regulations related to conflict-free minerals may force us to incur additional expenses.
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC established new annual disclosure and reporting requirements for those companies who may use “conflict” minerals mined from the DRC and adjoining countries in their products. Due diligence efforts were required to begin in the 2013 calendar year. Our most recent disclosure regarding our due diligence was filed in June 2015 for calendar year 2014. These requirements could affect the sourcing and availability of certain minerals used in the manufacture of our products. As a result, we may not be able to obtain the relevant minerals at competitive prices and there will likely be additional costs associated with complying with the due diligence procedures as required by the SEC. In addition, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these requirements.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The table below sets forth information with respect to our significant owned and leased facilities as of June 28, 2015. The sizes of the locations represent the approximate gross square footage of each site’s buildings.

		Size (approximate gross square footage)
Location	Segment Utilization[1]	Total	Production	Facility Services and Warehousing	Administrative Function	Housing / Other
Owned Facilities
Durham, NC	All	1,112,626	533,512	273,232	305,882	—
Research Triangle Park, NC	2,3	203,995	90,613	62,855	50,527	—
Racine, WI	1	802,845	160,000	418,000	224,845	—
Huizhou, China	2	806,335	330,118	101,105	41,764	333,348
Total owned		2,925,801	1,114,243	855,192	623,018	333,348

Leased Facilities
Durham, NC	1	188,982	42,000	134,982	12,000	—
Morrisville, NC	1	27,050	—	—	27,050	—
Laredo, TX	1	100,545	—	97,545	3,000	—
Goleta, CA	All	25,623	—	1,882	23,741	—
Yorkville, WI	1	79,016	—	77,316	1,700	—
Florence, Italy	1,2	35,360	4,628	21,679	9,053	—
Sesto Fiorentino, Italy	1,2	68,889	18,000	20,672	30,217	—
Hong Kong	All	36,090	—	—	29,955	6,135
Misc. sales and support offices	All	67,675	—	9,976	54,470	3,229
Total leased		629,230	64,628	364,052	191,186	9,364

Total gross square footage		3,555,031	1,178,871	1,219,244	814,204	342,712
1 Segments listed in the “Segment Utilization” column above are identified as follows: 1) Lighting Products; 2) LED Products and 3) Power and RF Products.
In the United States, our corporate headquarters as well as our primary research and development and manufacturing operations are located at the Durham, North Carolina facilities that we own. These Durham facilities sit on 149 acres of land that we own. Our power and RF products are primarily produced at our owned manufacturing facility located in Research Triangle Park, North Carolina. This facility sits on 55 acres of land that we own. Domestically, our lighting products are primarily produced at our owned facility in Racine, Wisconsin, which sits on 33 acres of land that we own and a leased facility in Durham, North Carolina.
LED products are produced at our owned manufacturing facilities located in Huizhou, Guangdong Province, China.  We also own dormitories for housing our Chinese employees near and adjacent to the owned manufacturing facilities.  The owned manufacturing facilities, dormitories, and support buildings are located on land that is leased from the Chinese government through four leases.  The land leases supporting the manufacturing facilities include:  a lease for eight acres that expires in June 2057; a lease for two acres that expires in November 2060; and a lease for three acres that expires in December 2063.  There is a separate land lease for five acres, which land is used for dormitory buildings, that expires in December 2082.  During fiscal 2015, the Company also produced LED products at a leased facility in Huizhou.  Production was moved to the owned manufacturing facilities in Huizhou in spring 2015, and the leased facility was surrendered to the landlord.
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
Our common stock is traded on the NASDAQ Global Select Market and is quoted under the symbol CREE. There were 348 holders of record of our common stock as of August 24, 2015. The following table sets forth, for the quarters indicated, the high and low closing sales prices as reported by NASDAQ.

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$52.83	$41.11	$75.76	$53.90
Second Quarter	41.42	27.28	74.32	54.01
Third Quarter	39.56	29.75	67.33	55.01
Fourth Quarter	35.90	27.00	58.10	44.99
We have never paid cash dividends on our common stock and do not anticipate that we will do so in the foreseeable future. Our credit agreement with Wells Fargo Bank, National Association and other lenders party thereto, contains certain dividend distribution restrictions. Applicable state laws may also limit the payment of dividends. Our present policy is to retain earnings, if any, to provide funds to invest in our business.

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
The following graph compares the cumulative total return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Electronic Components Index for the five-year period commencing June 27, 2010. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Five-Year Cumulative Total Return*
Among Cree, Inc., the NASDAQ Composite Index and the NASDAQ Electronic Components Index

*    Assumes (1) $100 invested on June 27, 2010 in Cree, Inc. Common Stock, the NASDAQ Composite Index and the             NASDAQ Electronic Components Index and (2) the immediate reinvestment of all dividends.

	6/27/2010	6/26/2011	6/24/2012	6/30/2013	6/29/2014	6/28/2015
Cree, Inc.	$100.00	$52.20	$37.58	$98.11	$74.52	$41.50
NASDAQ Composite Index	100.00	120.43	132.73	158.44	207.32	242.26
NASDAQ Electronic Components Index	100.00	99.47	102.52	121.21	154.66	170.90

Sale of Unregistered Securities
There were no unregistered securities sold during fiscal 2015.

Stock Repurchase Program
The following table summarizes stock repurchase activity for the fourth quarter of fiscal 2015 (in thousands except price per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
Shares repurchased under our Stock Repurchase Program
March 30, 2015 to April 26, 2015	1,853	$34.92	13,087	$94,993
April 27, 2015 to May 24, 2015	2,932	$32.39	16,019	$5
May 25, 2015 to June 28, 2015	—	$—	16,019	$5
Total	4,785	$33.37
(1) On October 27, 2014, our Board of Directors approved an increase in the amount of our stock repurchase program, authorizing us to repurchase shares of our common stock having an aggregate purchase price not exceeding $550 million for all purchases from June 30, 2014 through the expiration of the program on June 28, 2015. On June 18, 2015, our Board of Directors approved another increase, authorizing us to repurchase shares of common stock having an aggregate purchase price not exceeding $500 million for all purchases from June 29, 2015 through the new expiration of the program on June 26, 2016.
Since the inception of our stock repurchase program in January 2001 through June 28, 2015, we have repurchased 28.4 million shares of our common stock at an average price of $30.07 per share with an aggregate value of $855.1 million. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.

Item 6. Selected Financial Data
The consolidated statement of (loss) income data set forth below with respect to the fiscal years ended June 28, 2015, June 29, 2014, and June 30, 2013 and the consolidated balance sheet data at June 28, 2015 and June 29, 2014 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this Annual Report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended June 24, 2012 and June 26, 2011 and the consolidated balance sheet data at June 30, 2013, June 24, 2012, and June 26, 2011 are derived from audited consolidated financial statements not included herein.

Selected Consolidated Financial Data
(In thousands, except per share data)

	Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013	June 24, 2012	June 26, 2011
Consolidated Statement of Income Data[1]
Revenue, net	$1,632,505	$1,647,641	$1,385,982	$1,164,658	$987,615
Operating (loss) income	(72,513)	134,275	96,494	39,258	168,706
Net (loss) income	(64,051)	124,191	86,925	44,412	146,500
(Loss) earnings per share:
Basic	($0.57)	$1.03	$0.75	$0.39	$1.35
Diluted	($0.57)	$1.01	$0.74	$0.39	$1.33
Weighted average shares used in per share calculation:
Basic	113,022	120,623	116,621	114,693	108,522
Diluted	113,022	122,914	117,979	115,225	110,035

	June 28, 2015	June 29, 2014	June 30, 2013	June 24, 2012	June 26, 2011
Consolidated Balance Sheet Data[1]
Total cash, cash equivalents and short-term investments	$713,191	$1,162,466	$1,023,915	$744,513	$1,085,797
Working capital	1,053,464	1,467,236	1,308,355	1,015,104	1,316,579
Total assets	2,954,400	3,344,369	3,052,410	2,747,498	2,446,722
Total long-term liabilities	233,258	47,568	38,347	38,304	44,842
Total shareholders’ equity	2,466,356	2,990,146	2,806,652	2,560,017	2,261,564
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

Overview
Cree, Inc. (Cree, we, our, or us) is a leading innovator of lighting-class light emitting diode (LED) products, lighting products and wide bandgap semiconductor products for power and radio-frequency (RF) applications. Our products are targeted for applications such as indoor and outdoor lighting, video displays, transportation, electronic signs and signals, power supplies, inverters and wireless systems.
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
In addition, we develop, manufacture and sell power and RF devices based on wide bandgap semiconductor materials such as SiC and gallium nitride (GaN). Our power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Our RF devices are made from GaN and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide (GaAs).
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

Reportable Segments
Our three reportable segments are:

•	Lighting Products

•	LED Products

•	Power and RF Products

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
Our CODM reviews gross profit as the lowest and only level of segment profit. As such, all items below gross profit in the Consolidated Statements of Income must be included to reconcile the consolidated gross profit to our consolidated (loss) income before income taxes.
For financial results by reportable segment, please refer to Note 13, “Reportable Segments,” in our consolidated financial statements included in Item 8 of this Annual Report.

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:

•
Overall Demand for Products and Applications using LEDs. Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Although the market for LED lighting has grown in recent years, adoption of LEDs for general lighting is still in the relatively early stages. Demand also fluctuates based on various market cycles, a continuously evolving LED industry supply chain, and evolving competitive dynamics in the market. These uncertainties make demand difficult to forecast for us and our customers.

•
Intense and Constantly Evolving Competitive Environment. Competition in the LED and lighting industry is intense. Many companies have made significant investments in LED development and production equipment. Traditional lighting companies and new entrants are investing in LED-based lighting products as LED adoption has gained momentum. Traditional lighting companies have taken steps to limit access to their sales channels, including lighting agents and distributors. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share, increase the utilization of their production capacity and open new applications to LED-based solutions. To remain competitive, market participants must continuously increase product performance and reduce costs. To address these competitive pressures, we have invested in research and development activities to support new product development and to deliver higher levels of performance and lower costs to differentiate our products in the market.

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

Fiscal 2015 Overview
The following is a summary of our financial results for the year ended June 28, 2015:

•	Our year-over-year revenue remained flat at $1.6 billion.

•	Gross margin decreased to 29%. Gross profit decreased by $144 million to $475 million.

•
Operating loss was $73 million in fiscal 2015 compared to operating income of $134 million in fiscal 2014. Net loss per diluted share was $0.57 in fiscal 2015 compared to net income per diluted share of $1.01 in fiscal 2014.

•
Combined cash, cash equivalents and short-term investments decreased to $0.7 billion at June 28, 2015 compared to $1.2 billion at June 29, 2014. Cash provided by operating activities was $181 million in fiscal 2015, compared to $319 million in fiscal 2014.

•	We spent $550 million to repurchase 16 million shares of our common stock.

•	Inventories decreased to $281 million at June 28, 2015 compared to $285 million at June 29, 2014.

•	We spent $206 million on purchases of property and equipment in fiscal 2015 compared to $179 million in fiscal 2014.

Business Outlook
We project that the markets for our products will expand, but remain highly competitive during fiscal 2016. We anticipate focusing on the following key areas, among others, to position the company to take advantage of the growing market opportunities while responding to the competitive environment:

•	Build financial momentum. We target overall company revenue growth of approximately 10% in fiscal 2016 with operating margins increasing for the year. The key components are:

•	grow our commercial Lighting business and improve product margins;

•	stabilize our LED business;

•	expand our Power and RF business; and

•	manage our operating expenses to improve operating leverage.

•
Innovate to continue to lead in each of our business segments. We have established ourselves as the innovation leader in Lighting, LEDs and wide bandgap Power and RF. We’re focused on continuing to develop new products that deliver fundamentally more value to drive new customer demand and build our brand.

•
Promote future growth in Power and RF. Cree announced its intent to spin-off its Power and RF Products business with an initial public offering in fiscal 2016 to raise capital to support the business's targeted future growth. Cree believes that this transaction will allow Cree shareholders to better realize the full value of both businesses.

Results of Operations
The following table sets forth certain consolidated statement of income data for the periods indicated (in thousands, except per share amounts and percentages):

	Fiscal Years Ended
	June 28, 2015		June 29, 2014		June 30, 2013
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$1,632,505	100%	$1,647,641	100%	$1,385,982	100%
Cost of revenue, net	1,157,549	71%	1,028,846	62%	862,722	62%
Gross profit	474,956	29%	618,795	38%	523,260	38%
Research and development	182,797	11%	181,382	11%	155,889	11%
Sales, general and administrative	290,730	18%	268,460	16%	236,581	17%
Amortization or impairment of acquisition-related intangibles	26,220	2%	31,988	2%	30,823	2%
Loss on disposal or impairment of long-lived assets	47,722	3%	2,690	0%	3,473	0%
Operating (loss) income	(72,513)	(4)%	134,275	8%	96,494	7%
Non-operating (loss) income, net	(10,389)	(1)%	13,295	1%	11,063	1%
(Loss) income before income taxes	(82,902)	(5)%	147,570	9%	107,557	8%
Income tax (benefit) expense	(18,851)	(1)%	23,379	1%	20,632	1%
Net (loss) income	($64,051)	(4)%	$124,191	8%	$86,925	6%
Basic (loss) earnings per share	($0.57)		$1.03		$0.75
Diluted (loss) earnings per share	($0.57)		$1.01		$0.74
LED Business Restructuring
In June 2015, our Board of Directors approved a plan to restructure the LED business. Due to recent LED market trends that have resulted in higher LED average selling price erosion than previously forecasted and the continued under-utilization of our LED factory, the restructuring is expected to reduce excess capacity and overhead in order to improve the cost structure moving forward. The primary components of the restructuring include the planned sale or abandonment of certain manufacturing equipment, facility consolidation and the elimination of certain positions. Additionally, we increased LED reserves to reflect the more aggressive pricing environment experienced in the fourth quarter of fiscal 2015, and to factor in a more conservative pricing outlook for fiscal 2016.
The following table summarizes the actual and planned charges incurred through June 28, 2015 (in thousands):

Capacity and overhead cost reductions	Estimated charges	Amounts incurred through June 28, 2015	Affected Line Item in the Consolidated Statements of (Loss)Income
Loss on disposal or impairment of long-lived assets	$59,487	$42,716	Loss on disposal or impairment of long-lived assets
Severance expense	2,145	2,019	Sales, general and administrative expenses
Lease termination and facility consolidation costs	2,682	1,246	Sales, general and administrative expenses
Increase in channel inventory reserves	26,479	26,479	Revenue, net
Increase in inventory reserves	11,091	11,091	Cost of revenue, net
Total restructuring charges	$101,884	$83,551

Revenue
Revenue was comprised of the following (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2015	June 29, 2014	June 30, 2013	2014 to 2015		2013 to 2014
Lighting Products	$906,502	$706,425	$495,089	$200,077	28%	$211,336	43%
Percent of revenue	55%	43%	36%
LED Products	602,082	833,684	801,483	(231,602)	(28)%	32,201	4%
Percent of revenue	37%	51%	58%
Power and RF Products	123,921	107,532	89,410	16,389	15%	18,122	20%
Percent of revenue	8%	6%	6%
Total revenue	$1,632,505	$1,647,641	$1,385,982	($15,136)	(1)%	$261,659	19%
Our consolidated revenue remained flat at $1.6 billion in fiscal 2015 compared to fiscal 2014. Lighting Products revenue and Power and RF Products revenue increased by 28% and 15%, respectively, while LED Products revenue decreased by 28%. For the fiscal year ended 2014, our consolidated revenue increased 19% to $1.6 billion from $1.4 billion for the fiscal year ended 2013. This increase was driven by the 43% increase in Lighting Products revenue and the 20% increase in Power and RF Products revenue.
Lighting Products Segment Revenue
Lighting Products revenue represented approximately 55%, 43%, and 36% of our total revenue for fiscal 2015, 2014 and 2013 respectively. Lighting Products revenue was $906.5 million, $706.4 million, and $495.1 million for fiscal 2015, 2014, and 2013 respectively.
Lighting Products revenue increased 28% to $906.5 million in fiscal 2015 from $706.4 million in fiscal 2014. This increase was the result of an overall increase in the number of units sold, partially offset by a reduction in average selling prices (ASP). The overall number of units sold increased 44% in fiscal 2015 compared to fiscal 2014 primarily driven by LED bulb products due to increased market adoption of LED lighting products. The ASP decreased 11% in fiscal 2015 compared to fiscal 2014 primarily due to a higher mix of lower priced LED bulb products.
Lighting Products revenue increased 43% to $706.4 million in fiscal 2014 from $495.1 million in fiscal 2013. This increase was the result of an overall increase in the number of units sold, partially offset by a reduction in ASP. The overall number of units sold increased 104% in fiscal 2014 compared to fiscal 2013 primarily driven by LED bulb products. The ASP decreased 30% in fiscal 2014 compared to fiscal 2013 primarily due to a higher mix of lower priced LED bulb products.
LED Products Segment Revenue
LED Products revenue represented 37%, 51%, and 58% of our total revenue for fiscal 2015, 2014, and 2013, respectively. LED Products revenue was $602.1 million, $833.7 million, and $801.5 million for fiscal 2015, 2014, and 2013, respectively.
LED Products revenue decreased 28% to $602.1 million in fiscal 2015 from $833.7 million in fiscal 2014. This decrease was the result of an overall decrease in the number of units sold and a reduction in ASP due to increased global competition for LED products which impacted both our LED chip and LED component product lines. The reduction in ASP includes the impact of the increase in channel inventory reserves pursuant to our restructuring plan discussed above. The overall number of units sold decreased 14% in fiscal 2015 compared to fiscal 2014 and the ASP decreased 15% in fiscal 2015 compared to fiscal 2014.
LED Products revenue increased 4% to $833.7 million in fiscal 2014 from $801.5 million in fiscal 2013. This increase was the result of an overall increase in the number of units sold, primarily from our newer products, partially offset by a reduction in ASP due to increased global competition for LED products. The overall number of units sold increased 19% in fiscal 2014 compared to fiscal 2013 and the ASP decreased 13% in fiscal 2014 compared to fiscal 2013.
Power and RF Products Segment Revenue
Power and RF Products revenue represented approximately 8%, 6%, and 6% of our total revenue for fiscal 2015, 2014, and 2013, respectively. Power and RF Products revenue was $123.9 million, $107.5 million, and $89.4 million for fiscal 2015, 2014, and 2013, respectively.
Power and RF Products revenue increased 15% to $123.9 million in fiscal 2015 from $107.5 million in fiscal 2014. This increase was primarily the result of increased market adoption of power products that resulted in an overall increase in the number of units sold due to increased demand for SiC based devices. The overall number of units sold increased 21% in fiscal 2015 compared to fiscal 2014.
Power and RF Products revenue increased 20% to $107.5 million in fiscal 2014 from $89.4 million in fiscal 2013. This increase was primarily the result of 39% higher RF product unit sales in fiscal 2014 compared to fiscal 2013. The increased volume was partially offset by an overall reduction in ASP. The overall ASP decreased 12% in fiscal 2014 compared to fiscal 2013 primarily due to a higher mix of new lower priced Power and RF products.

Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2015	June 29, 2014	June 30, 2013	2014 to 2015		2013 to 2014
Lighting Products gross profit	$235,542	$197,304	$148,947	$38,238	19%	$48,357	32%
Lighting Products gross margin	26%	28%	30%
LED Products	190,912	381,003	344,649	(190,091)	(50)%	36,354	11%
LED Products Gross Margin	32%	46%	43%
Power and RF Products gross profit	67,764	60,723	48,127	7,041	12%	12,596	26%
Power and RF Products gross margin	55%	56%	54%
Unallocated costs	(19,262)	(20,235)	(18,463)	973	(5)%	(1,772)	10%
Consolidated gross profit	$474,956	$618,795	$523,260	($143,839)	(23)%	$95,535	18%
Consolidated gross margin	29%	38%	38%
Our consolidated gross profit decreased 23% to $475.0 million in fiscal 2015 from $618.8 million in fiscal 2014. Our consolidated gross margin decreased to 29% in fiscal 2015 from 38% in fiscal 2014. Our consolidated gross profit increased 18% to $618.8 million in fiscal 2014 from $523.3 million in fiscal 2013. Our consolidated gross margin remained consistent at 38% in fiscal 2014 and fiscal 2013.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit was $235.5 million, $197.3 million, and $148.9 million in fiscal 2015, 2014, and 2013, respectively. Lighting Products gross margin was 26%, 28%, and 30% in fiscal 2015, 2014, and 2013, respectively.
Lighting Products gross profit increased 19% to $235.5 million in fiscal 2015 from $197.3 million in fiscal 2014, due to growth in LED lighting products sales as discussed above. Lighting Products gross margin decreased to 26% in fiscal 2015 from 28% in fiscal 2014, primarily due to lower LED bulb margins resulting from a more competitive pricing environment.
Lighting Products gross profit increased 32% to $197.3 million in fiscal 2014 from $148.9 million in fiscal 2013, due to growth in LED lighting products sales as discussed above. Lighting Products gross margin decreased to 28% in fiscal 2014 from 30% in fiscal 2013, primarily due to changes in product mix driven primarily by higher sales of LED bulbs, which have lower gross margins.
LED Products Segment Gross Profit and Gross Margin
Our LED Products gross profit was $190.9 million, $381.0 million, and $344.6 million in fiscal 2015, 2014, and 2013, respectively. LED Products gross margin was 32%, 46%, and 43% in fiscal 2015, 2014, and 2013, respectively.
LED Products gross profit decreased 50% to $190.9 million in fiscal 2015 from $381.0 million in fiscal 2014, and LED Products gross margin decreased to 32% in fiscal 2015 from 46% in fiscal 2014. LED Products gross profit and gross margin decreased due to lower units sold, lower pricing, increases in channel inventory reserves and inventory reserves pursuant to our restructuring plan, all of which are discussed above, and lower factory utilization resulting from lower demand and our targeted actions in the latter half of fiscal 2015 to reduce inventory balances for our LED Products and Lighting Products segments.
LED Products gross profit increased 11% to $381.0 million in fiscal 2014 from $344.6 million in fiscal 2013, and LED Products gross margin increased to 46% in fiscal 2014 from 43% in fiscal 2013. LED Products gross profit and gross margin increased during fiscal 2014 due to higher revenue, factory cost reductions, the introduction of new lower cost products and higher factory utilization. These benefits more than offset the reduction in ASP in fiscal 2014 as compared to fiscal 2013.

Power and RF Products Segment Gross Profit and Gross Margin
Power and RF Products gross profit was $67.8 million, $60.7 million, and $48.1 million in fiscal 2015, 2014, and 2013, respectively. Power and RF Products gross margin was 55%, 56%, and 54% in fiscal 2015, 2014, and 2013, respectively.
Power and RF Products gross profit increased 12% to $67.8 million in fiscal 2015 from $60.7 million in fiscal 2014 primarily due to higher revenue. Power and RF Products gross margin decreased to 55% in fiscal 2015 from 56% in fiscal 2014 primarily due to changes in product mix.
Power and RF Products gross profit increased 26% to $60.7 million in fiscal 2014 from $48.1 million in fiscal 2013. Power and RF Products gross margin increased to 56% in fiscal 2014 from 54% in fiscal 2013. Power and RF Products gross profit and gross margin increases were due primarily to higher revenue, factory cost reductions, increased factory utilization, and introduction of new lower cost products. These benefits more than offset the reduction in ASP in fiscal 2014 as compared to fiscal 2013.
Unallocated Costs
Unallocated costs were $19.3 million, $20.2 million, and $18.5 million for fiscal 2015, 2014, and 2013, respectively. These costs consisted primarily of manufacturing employees’ stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments’ gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources.
Unallocated costs decreased by $1.0 million in fiscal 2015 compared to fiscal 2014, primarily due to lower incentive and stock-based compensation incurred as a result of declining business performance year over year.
Unallocated costs increased by $1.8 million in fiscal 2014 as compared to fiscal 2013, primarily due to higher incentive and stock-based compensation incurred as a result of improved business performance year over year.
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
The following sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2015	June 29, 2014	June 30, 2013	2014 to 2015		2013 to 2014
Research and development	$182,797	$181,382	$155,889	$1,415	1%	$25,493	16%
Percent of revenue	11%	11%	11%
Research and development expenses increased slightly in fiscal 2015 at $182.8 million compared to $181.4 million in fiscal 2014, which was a 16% increase from $155.9 million in fiscal 2013. In fiscal 2014, the increase was primarily due to increased spending on research and development activities focused on new higher performance and lower cost products in all our product lines.
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

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2015	June 29, 2014	June 30, 2013	2014 to 2015		2013 to 2014
Sales, general and administrative	$290,730	$268,460	$236,581	$22,270	8%	$31,879	13%
Percent of revenue	18%	16%	17%
Sales, general and administrative expenses in fiscal 2015 increased 8% to $290.7 million from $268.5 million in fiscal 2014, which was a 13% increase from $236.6 million in fiscal 2013. The increase in fiscal 2015 compared to fiscal 2014 was primarily due to an increase in legal fees related to recent cases we have filed in connection with enforcing our patent rights, severance and lease termination costs pursuant to our restructuring plan discussed above, and higher spending on sales and marketing for lighting products, including commissions, trade shows and advertising, as we continue to expand our direct sales resources and channels and invest in building and promoting the Cree brand. The increase in fiscal 2014 compared to fiscal 2013 was primarily due to higher spending on sales and marketing for lighting products, including commissions, trade shows and advertising, as we continued to expand our direct sales resources and channels and invest in building and promoting the Cree brand. Additionally, the increase in fiscal 2014 included personnel additions to support our growth.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names.
Amortization of intangible assets related to our acquisitions is as follows (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2015	June 29, 2014	June 30, 2013	2014 to 2015		2013 to 2014
Customer relationships	$5,614	$7,359	$8,509	($1,745)	(24)%	($1,150)	(14)%
Developed technology	18,642	19,446	20,331	(804)	(4)%	(885)	(4)%
Non-compete agreements	1,960	1,960	1,960	—	—%	—	—%
Trade names, finite-lived	4	23	23	(19)	(83)%	—	—%
Total	$26,220	$28,788	$30,823	($2,568)	(9)%	($2,035)	(7)%
Amortization of acquisition-related intangibles decreased in fiscal 2015, 2014 and 2013 primarily due to decreases in amortization expense for customer relationships and developed technology.
In the fourth quarter of 2014, based on our qualitative impairment assessment of our indefinite-lived trade names, we impaired the Ruud Lighting trade name which had a book value of $3.2 million.

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

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2015	June 29, 2014	June 30, 2013	2014 to 2015		2013 to 2014
Loss on disposal or impairment of long-lived assets	$47,722	$2,690	$3,473	$45,032	1,674%	($783)	(23)%
We recognized a net loss of $47.7 million, $2.7 million, and $3.5 million on the disposal of long-lived assets in fiscal years 2015, 2014, and 2013 respectively. The net loss in fiscal 2015 was primarily due to the planned sale or abandonment of certain long-lived assets to reduce excess manufacturing capacity pursuant to our restructuring plan discussed above. The net losses for fiscal 2014 and fiscal 2013 were primarily the result of disposals of equipment due to changes in various manufacturing processes and the abandonment of certain patent assets as a result of technological obsolescence.
Non-Operating (Loss) Income, net
The following table sets forth our non-operating (loss) income, net (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2015	June 29, 2014	June 30, 2013	2014 to 2015		2013 to 2014
Gain on sale of investments, net	$925	$68	$111	$857	1,260%	($43)	(39)%
Loss on equity method investment	(22,624)	—	—	(22,624)	—	—	—
Dividends from equity method investment	2,581	—	—	2,581	—	—	—
Interest income, net	9,086	11,932	7,882	(2,846)	(24)%	4,050	51%
Foreign currency (loss) gain, net	(929)	45	735	(974)	(2,164)%	(690)	(94)%
Other, net	572	1,250	2,335	(678)	(54)%	(1,085)	(46)%
Non-operating (loss) income, net	($10,389)	$13,295	$11,063	($23,684)	(178)%	$2,232	20%
During fiscal 2015, 2014 and 2013 we were in a net interest income position. Our short-term investments consisted primarily of municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. The primary objective of our investment policy is preservation of principal. Other long-term investments consisted of our approximately 13% common stock ownership interest in Lextar Electronics Corporation (Lextar), which was completed in December 2014. This investment is accounted for under the equity method utilizing the fair value option.
Gain on sale of investments, net. Gain on sale of investments, net was $925 thousand and $68 thousand in fiscal 2015 and fiscal 2014, respectively. Gain on sale of investments, net increased in fiscal 2015 primarily due to gains realized on sales of investments liquidated in order to fund the repurchase of our common stock.
Loss on equity method investment. Loss on equity method investment was $22.6 million in fiscal 2015 due to the decrease in the fair value of our Lextar investment. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price declined from 30 New Taiwan Dollar (TWD) at the date of our investment in December 2014 to 21.55 TWD at June 28, 2015. This downward stock price trend has continued after June 28, 2015 and may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. Any future stock price declines will be recorded as further losses on equity method investment based on the decrease in the fair value of the investment during the applicable fiscal period, which could have a material adverse effect on our results of operations.
Dividends from equity method investment. Dividends from equity method investment was $2.6 million in fiscal 2015 due to our Lextar investment.
Interest income, net. Interest income, net was $9.1 million and $11.9 million in fiscal 2015 and fiscal 2014, respectively. The decrease in interest income, net in fiscal 2015 was primarily due to earning lower investment yields and lower invested balances as compared to fiscal 2014 and partially offset by interest expense associated with our revolving line of credit agreement. Interest income, net increased from $7.9 million in fiscal 2013 to $11.9 million in fiscal 2014 primarily due to earning higher investment yields and higher invested balances in fiscal 2014.
Foreign currency (loss) gain, net. Foreign currency (loss) gain, net consisted primarily of remeasurement adjustments resulting from our Lextar investment and consolidating our international subsidiaries. The foreign currency loss, net in fiscal 2015 was primarily due to fluctuation in the exchange rate between the TWD and the United States Dollar related to our Lextar investment and a decline in the exchange rate between the Euro and the United States Dollar. The foreign currency gain, net for fiscal 2014 and fiscal 2013 was primarily due to fluctuations in the exchange rate between the Chinese Yuan and the United States Dollar.
Other, net. Other, net was $0.6 million and $1.3 million in fiscal 2015 and fiscal 2014, respectively. Other, net decreased in fiscal 2015 as compared to fiscal 2014, primarily due to the receipt of a Chinese government subsidy in fiscal 2014. Other, net decreased from $2.3 million in fiscal 2013 to $1.3 million in fiscal 2014 primarily due to the one-time payment received in fiscal 2013 in connection with the SemiLEDs patent litigation settlement.
Income Tax (Benefit) Expense
The following table sets forth our income tax (benefit) expense in dollars and our effective tax rate (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2015	June 29, 2014	June 30, 2013	2014 to 2015		2013 to 2014
Income tax (benefit) expense	($18,851)	$23,379	$20,632	(42,230)	(181)%	2,747	13%
Effective tax rate	23%	16%	19%
We recognized income tax benefit of $18.9 million in fiscal 2015 as compared to income tax expense of $23.4 million in fiscal 2014. The increase in the effective tax rate from 16% in fiscal 2014 to 23% in fiscal 2015 was primarily due to the inverse relationship that tax credits had on the fiscal 2015 effective tax rate due to the pre-tax loss. Tax credits further increased the tax benefit generated by the pre-tax loss resulting in an increase in the effective tax rate. This was offset by a higher percentage of our pre-tax loss being derived from international operations which are taxed at lower tax rates than U.S. operations. Pre-tax losses in jurisdictions with lower tax rates generate lower tax benefits and decrease the effective tax rate in a year of a worldwide pre-tax loss. The decrease in the effective tax rate from 19% in fiscal 2013 to 16% in fiscal 2014 was primarily due to the tax benefit related to the receipt of U.S. federal tax credits awarded on November 15, 2013 as part of Phase II of the American Recovery and Reinvestment Act of 2009 (Internal Revenue Code Section 48C). For further discussion of changes in our effective tax rate, please refer to Note 11, “Income Taxes,” in our consolidated financial statements included in Item 8 of this Annual Report.
The variation between our effective tax rate and the U.S. statutory rate of 35% is due to a percentage of our income or loss being derived from international locations with lower tax rates than the U.S. and the impact of tax credits available in the current year. A change in the mix of pretax income or loss from these various tax jurisdictions can have a significant impact on our periodic effective tax rate. In addition, our effective tax rate may be negatively impacted by the lack of sufficient excess tax benefits (credits) that accumulate in our equity as additional paid-in-capital (APIC) and referred to as the “APIC pool” of credits. In situations where our realized tax deductions for certain stock-based compensation awards, such as non-qualified stock options and restricted stock, are less than those originally anticipated, which accumulate in the APIC pool, accounting principles generally accepted in the United States (U.S. GAAP) requires that we recognize the difference as an increase to income tax expense.
Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities, cash generated from operations and availability under our line of credit. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We entered into a $500 million line of credit as discussed in Note 7, “Long-term Debt,” in our consolidated financial statements included in Part II, Item 8 of this Annual Report. The purpose of this facility is to provide short term flexibility to optimize returns on our cash and investment portfolio while funding share repurchases, capital expenditures and other general business needs.
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
From time to time, we evaluate strategic opportunities, including potential acquisitions, divestitures, investments in complementary businesses, or spin-offs, and we anticipate continuing to make such evaluations. We may also access capital markets through the issuance of debt or additional shares of common stock in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities. On May 18, 2015, we announced that a subsidiary holding our Power and RF Products business filed a confidential registration statement for an initial public offering. The initial public offering will raise capital to invest directly in the Power and RF Products business to support targeted future growth. Additionally, on July 8, 2015, Cree closed on the acquisition of Arkansas Power Electronics International, Inc. (APEI) as discussed in Note 18, “Subsequent Event,” in our consolidated financial statements in Part II, Item 8 of this Annual Report. This acquisition is expected to strengthen Cree’s position in the SiC power electronics market.
Contractual Obligations
At June 28, 2015, payments to be made pursuant to significant contractual obligations are as follows (in thousands):

		Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	$10,747	$3,930	$5,106	$1,213	$498
Purchase obligations	200,752	196,926	1,871	856	1,099
Long-term debt	200,000	—	—	200,000	—
Interest payments on long-term debt[1]	10,108	2,232	4,465	3,411	—
Other long-term liabilities[2]	—	—	—	—	—
Total contractual obligations	$421,607	$203,088	$11,442	$205,480	$1,597
1Interest payments on long-term debt are based on the interest rate at June 28, 2015.
2 Other long-term liabilities as of June 28, 2015 included long-term tax contingencies and other tax liabilities of $11.6 million, deferred liabilities of $0.3 million and other long-term contingent liabilities (for example, warranties) of $9.2 million. These liabilities were not included in the table above as they will either not be settled in cash and/or the timing of any payments is uncertain.
Operating lease obligations include rental amounts due on leases of certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through 2022. Most of the lease agreements provide for rental adjustments for increases in base rent, property taxes and general property maintenance that would be recognized as rent expense, if applicable.
Purchase obligations represent purchase commitments, including open purchase orders and contracts, and are generally related to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment.
Financial Condition
The following table sets forth our cash, cash equivalents and short-term investments (in thousands):

	June 28, 2015	June 29, 2014	Change
Cash and cash equivalents	$139,710	$286,824	($147,114)
Short-term investments	573,481	875,642	(302,161)
Total cash, cash equivalents and short-term investments	$713,191	$1,162,466	($449,275)
Our liquidity and capital resources depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.

The following table presents the components of our cash conversion cycle:

	Three Months Ended
	June 28, 2015	June 29, 2014	Change
Days of sales outstanding (a)	44	46	(2)
Days of supply in inventory (b)	83	94	(11)
Days in accounts payable (c)	(48)	(66)	18
Cash conversion cycle	79	74	5

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

The increase in the cash conversion cycle was primarily driven by a decrease in days in accounts payable, partially offset by a decrease in days of supply in inventory.
As of June 28, 2015, we had unrealized losses on our investments of $0.5 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at June 28, 2015 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of June 28, 2015.

Cash Flows
In summary, our cash flows were as follows (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2015	June 29, 2014	June 30, 2013	2014 to 2015	2013 to 2014
Cash provided by operating activities	$181,254	$319,308	$285,234	($138,054)	$34,074
Cash used in investing activities	(16,137)	(242,265)	(380,307)	226,128	138,042
Cash (used in) provided by financing activities	(311,353)	19,542	105,952	(330,895)	(86,410)
Effect of foreign exchange changes	(878)	170	305	(1,048)	(135)
Net (decrease) increase in cash and cash equivalents	($147,114)	$96,755	$11,184	($243,869)	$85,571

The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities decreased to $181.3 million in fiscal 2015 from $319.3 million in fiscal 2014, primarily due to a net loss in fiscal 2015 as compared to net income in fiscal 2014. Net cash provided by operating activities increased to $319.3 million in fiscal 2014 from $285.2 million in fiscal 2013, primarily due to an increase in net income.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash used in investing activities was $16.1 million in fiscal 2015 compared to $242.3 million in fiscal 2014. Net proceeds from the sale of short-term investments increased $333.4 million in fiscal 2015 compared to fiscal 2014. This year over year increase was primarily due to an overall net decrease in short-term investment purchase activity and increase in proceeds from the sale of short-term investments. This net increase was partially offset by the $80.6 million investment in Lextar and a $26.9 million increase in capital spending to support our future growth.
Net cash used in investing activities was $242.3 million in fiscal 2014 compared to $380.3 million in fiscal 2013. Our capital spending increased as we made investments in manufacturing capacity to support our future growth. This increase was more than offset by lower net purchases of short-term investments during fiscal 2014.
We continue to actively manage our capital spending. For fiscal 2016, we target committing approximately $150 million of capital investment to support our growth and strategic priorities.
Cash Flows from Financing Activities
Net cash used in financing activities was $311.4 million in fiscal 2015 compared to net cash provided by financing activities of $19.5 million in fiscal 2014. Our financing activities for fiscal 2015 primarily consisted of repurchases of common stock of $549.7 million, partially offset by net proceeds from long-term debt borrowings of $200 million on our line of credit and proceeds of $38.3 million from net issuances of common stock pursuant to the exercise of employee stock options and purchases under our employee stock purchase plan, including the excess tax benefit on those exercises.
In fiscal 2014, net cash provided by financing activities was $19.5 million compared to $106.0 million in fiscal 2013. Our financing activities in fiscal 2014 consisted primarily of proceeds of $119.2 million from net issuances of common stock pursuant to the exercise of employee stock options and purchases under our employee stock purchase plan, including the excess tax benefit on those exercises, mostly offset by the repurchase of common stock of $99.7 million. Our financing activities in fiscal 2013 consisted primarily of $107.6 million from net issuances of common stock pursuant to the exercise of employee stock options and purchases under our employees stock purchase plan, including the excess tax benefit on those exercises.
On October 27, 2014, our Board of Directors approved an increase in the amount of our stock repurchase program, authorizing us to repurchase shares of our common stock having an aggregate purchase price not exceeding $550 million for all purchases from June 30, 2014 through the expiration of the program on June 28, 2015. On June 18, 2015, our Board of Directors approved another increase, authorizing us to repurchase shares of common stock having an aggregate purchase price not exceeding $500 million for all purchases from June 29, 2015 through the expiration of the program on June 26, 2016. Since the inception of our stock repurchase program in 2001, we have repurchased 28.4 million shares of our common stock at an average price of $30.07 per share with an aggregate value of $855.1 million. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.
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
The financial assets for which we perform recurring fair value remeasurements are cash equivalents and short-term investments. As of June 28, 2015, financial assets utilizing Level 1 inputs included money market funds. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. Level 2 assets are valued using a third-party pricing service's consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. We do not have any financial assets requiring the use of Level 3 inputs. Please refer to Note 5, “Fair Value of Financial Instruments,” to the consolidated financial statements included in Item 8 of this Annual Report for further information.

Financial and Market Risks
We are exposed to financial and market risks, including changes in interest rates, currency exchange rates and commodities risk. We have entered and may in the future enter into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations and financial performance. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions at June 28, 2015 and June 29, 2014. Actual results may differ materially.
Interest Rates
We maintain an investment portfolio principally composed of money market funds, municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. In order to minimize risk, our cash management policy permits us to acquire investments rated “A” grade or better. As of June 28, 2015 and June 29, 2014, our cash equivalents and short-term investments had a fair value of $590.1 million and $915.7 million, respectively. If interest rates were to hypothetically increase by 100 basis points, the fair value of our cash equivalents and short-term investments would decrease by $9.7 million at June 28, 2015 and $12.9 million at June 29, 2014. We do not believe that a 10% change in interest rates would have a significant impact on our financial position, results of operations or cash flows.
As of June 28, 2015, we maintained a secured revolving line of credit under which we can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2020. At June 28, 2015, we had $200 million outstanding under the line of credit. If interest rates were to increase by 100 basis points, the annual interest incurred under our then existing line of credit would have increased by $2 million.
Currency Exchange Rates
Because we operate internationally and have transactions denominated in foreign currencies, including the Chinese Yuan and Euro, among others, we are exposed to currency exchange rate risks. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Our primary exposures relate to the exchange rates between the U.S. Dollar and the Chinese Yuan. The potential loss in fair value resulting from a hypothetical 10% increase in the value of the U.S. Dollar compared to the Chinese Yuan was approximately $2.4 million at June 28, 2015 and $3.8 million at June 29, 2014.
Commodities
We utilize significant amounts of precious metals, gases and other commodities in our manufacturing processes. General economic conditions, market specific changes or other factors outside of our control may affect the pricing of these commodities.  We do not use financial instruments to hedge commodity prices.

Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 28, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. Future minimum lease payments under our operating leases as of June 28, 2015 are detailed above in “Liquidity and Capital Resources” in the section entitled “Contractual Obligations.”

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
We provide our customers with limited rights of return for non-conforming shipments and product warranty claims. We estimate an allowance for anticipated sales returns based upon an analysis of historical sales returns and other relevant data. We recognize an allowance for non-conforming returns at the time of sale as a reduction of product revenue and as a reduction to the related accounts receivable balance. We recognize a liability for product warranty claims at the time of sale as an increase to cost of revenue.
For the year ended June 28, 2015, 60% of our revenue was from sales to distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers; manufacturers who incorporate our products into their own manufactured goods; or ultimate end users of our products. We recognize revenue upon shipment of our products to our distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer.
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

Warranties
Product warranties are estimated and recognized at the time we recognize revenue. The warranty periods range from 90 days to 10 years. We estimate these warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. We estimate costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. We evaluate our warranty reserves on a quarterly basis based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and our reliability estimates. Actual product failure rates that materially differ from our estimates could have a significant impact on our operating results.

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

Indefinite-Lived Intangible Assets
We test indefinite-lived intangible assets for impairment at least annually in the fiscal fourth quarter, or when indications of potential impairment exist. We monitor for the existence of potential impairment indicators throughout the fiscal year. Our impairment test may begin with a qualitative test to determine whether it is more likely than not that an indefinite-lived intangible asset’s carrying value is greater than its fair value. In performing this test, we may consider the following qualitative factors, among others: a significant decline in expected future cash flows; changes in industry and market conditions such as the deterioration in the environment in which the Company operates or an increased competitive environment; changes in management, key personnel, strategy, or customers; as well as other economic factors. If our qualitative assessment indicates that asset impairment is more likely than not, we perform a quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset to its carrying value. Alternatively, we may bypass the qualitative test and initiate impairment testing with the quantitative impairment test.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Cree, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of (loss) income, comprehensive (loss) income, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of Cree, Inc. and its subsidiaries at June 28, 2015 and June 29, 2014, and the results of their operations and their cash flows for each of the two years in the period ended June 28, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing under Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
August 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cree, Inc.

We have audited the consolidated statements of income, comprehensive income, shareholders' equity, and cash flows of Cree, Inc. for the fiscal year ended June 30, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Cree Inc.’s operations and its cash flows for the fiscal year ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Raleigh, North Carolina
August 27, 2013

CREE, INC.
CONSOLIDATED BALANCE SHEETS

	June 28, 2015	June 29, 2014
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$139,710	$286,824
Short-term investments	573,481	875,642
Total cash, cash equivalents and short-term investments	713,191	1,162,466
Accounts receivable, net	186,157	225,160
Inventories	280,576	284,780
Deferred income taxes	39,190	29,414
Prepaid expenses	29,932	22,795
Other current assets	54,851	49,276
Assets held for sale	4,353	—
Total current assets	1,308,250	1,773,891
Property and equipment, net	635,072	605,713
Goodwill	616,345	616,345
Intangible assets, net	317,154	336,423
Other long-term investments	57,595	—
Other assets	19,984	11,997
Total assets	$2,954,400	$3,344,369
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$163,128	$202,294
Accrued salaries and wages	45,415	50,527
Income taxes payable	2,035	14,848
Other current liabilities	44,208	38,986
Total current liabilities	254,786	306,655
Long-term liabilities:
Long-term debt	200,000	—
Deferred income taxes	12,174	12,173
Other long-term liabilities	21,084	35,395
Total long-term liabilities	233,258	47,568
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 28, 2015 and June 29, 2014; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 28, 2015 and June 29, 2014; 105,507 and 120,114 shares issued and outstanding at June 28, 2015 and June 29, 2014, respectively	131	149
Additional paid-in-capital	2,285,554	2,190,011
Accumulated other comprehensive income, net of taxes	5,798	11,405
Retained earnings	174,873	788,581
Total shareholders’ equity	2,466,356	2,990,146
Total liabilities and shareholders’ equity	$2,954,400	$3,344,369
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
	(In thousands, except per share data)
Revenue, net	$1,632,505	$1,647,641	$1,385,982
Cost of revenue, net	1,157,549	1,028,846	862,722
Gross profit	474,956	618,795	523,260
Operating expenses:
Research and development	182,797	181,382	155,889
Sales, general and administrative	290,730	268,460	236,581
Amortization or impairment of acquisition-related intangibles	26,220	31,988	30,823
Loss on disposal or impairment of long-lived assets	47,722	2,690	3,473
Total operating expenses	547,469	484,520	426,766
Operating (loss) income	(72,513)	134,275	96,494
Non-operating (loss) income, net	(10,389)	13,295	11,063
(Loss) income before income taxes	(82,902)	147,570	107,557
Income tax (benefit) expense	(18,851)	23,379	20,632
Net (loss) income	($64,051)	$124,191	$86,925
(Loss) earnings per share:
Basic	($0.57)	$1.03	$0.75
Diluted	($0.57)	$1.01	$0.74
Weighted average shares used in per share calculation:
Basic	113,022	120,623	116,621
Diluted	113,022	122,914	117,979
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
	(In thousands)
Net (loss) income	($64,051)	$124,191	$86,925
Other comprehensive (loss) income:
Currency translation (loss) gain, net of tax benefit of $0, $0 and $36, respectively	(3,563)	57	(53)
Net unrealized (loss) gain on available-for-sale securities, net of tax benefit (expense) of $1,284, ($1,946) and $1,724, respectively	(2,044)	3,104	(2,836)
Other comprehensive (loss) income	(5,607)	3,161	(2,889)
Comprehensive (loss) income	($69,658)	$127,352	$84,036
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
	(In thousands)
Cash flows from operating activities:
Net (loss) income	($64,051)	$124,191	$86,925
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	172,286	162,971	153,301
Stock-based compensation	64,299	61,686	53,899
Excess tax benefit from share-based payment arrangements	(1,395)	(19,235)	(11,390)
Impairment of acquisition-related intangibles	254	3,200	—
Loss on disposal or impairment of long-lived assets	47,722	2,690	3,473
Amortization of premium/discount on investments	6,152	10,158	9,503
Loss on equity method investment	22,624	—	—
Foreign exchange loss on equity method investment	347	—	—
Deferred income taxes	(20,950)	2,709	245
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	37,853	(32,651)	(40,430)
Inventories	3,528	(87,012)	(8,406)
Prepaid expenses and other assets	(11,112)	7,926	(25,595)
Accounts payable, trade	(44,796)	66,297	41,800
Accrued salaries and wages and other liabilities	(31,507)	16,378	21,909
Net cash provided by operating activities	181,254	319,308	285,234
Cash flows from investing activities:
Purchases of property and equipment	(206,160)	(178,557)	(77,468)
Purchases of short-term investments	(349,802)	(625,820)	(724,467)
Proceeds from maturities of short-term investments	419,802	493,288	392,878
Proceeds from sale of property and equipment	285	117	301
Proceeds from sale of short-term investments	219,795	88,890	49,307
Purchases of patent and licensing rights	(19,491)	(20,183)	(20,858)
Purchase of other long-term investments	(80,566)	—	—
Net cash used in investing activities	(16,137)	(242,265)	(380,307)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	695,000	—	—
Payments on long-term debt borrowings	(495,000)	—	—
Net proceeds from issuance of common stock	36,929	100,006	96,229
Excess tax benefit from share-based payment arrangements	1,395	19,235	11,390
Repurchases of common stock	(549,677)	(99,699)	(1,667)
Net cash (used in) provided by financing activities	(311,353)	19,542	105,952
Effects of foreign exchange changes on cash and cash equivalents	(878)	170	305
Net (decrease) increase in cash and cash equivalents	(147,114)	96,755	11,184
Cash and cash equivalents:
Beginning of period	286,824	190,069	178,885
End of period	$139,710	$286,824	$190,069
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,002	$—	$—
Cash paid for income taxes	$28,834	$10,292	$24,747
Significant non-cash transactions:
Accrued property and equipment	$24,243	$15,700	$3,945
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Par Value
	(In thousands)
Balance at June 24, 2012	115,906	$144	$1,861,502	$687,238	$11,133	$2,560,017
Net income	—	—	—	86,925	—	86,925
Currency translation loss, net of tax benefit of $36	—	—	—	—	(53)	(53)
Unrealized loss on available-for-sale securities, net of tax benefit of $1,724	—	—	—	—	(2,836)	(2,836)
Comprehensive income						84,036
Income tax benefit from stock option exercises	—	—	4,028	—	—	4,028
Repurchased shares	(41)	—	—	(1,667)	—	(1,667)
Stock-based compensation	—	—	55,074	—	—	55,074
Exercise of stock options and issuance of shares	3,758	4	105,160	—	—	105,164
Balance at June 30, 2013	119,623	$148	$2,025,764	$772,496	$8,244	$2,806,652
Net income	—	—	—	124,191	—	124,191
Currency translation gain, net of tax benefit of $0	—	—	—	—	57	57
Unrealized gain on available-for-sale securities, net of tax expense of $1,946	—	—	—	—	3,104	3,104
Comprehensive income						127,352
Income tax benefit from stock option exercises	—	—	8,198	—	—	8,198
Repurchased shares	(2,259)	(3)	—	(108,106)		(108,109)
Stock-based compensation	—	—	62,415	—	—	62,415
Exercise of stock options and issuance of shares	2,750	4	93,634	—	—	93,638
Balance at June 29, 2014	120,114	$149	$2,190,011	$788,581	$11,405	$2,990,146
Net loss	—	—	—	(64,051)	—	(64,051)
Currency translation loss, net of tax benefit of $0	—	—	—	—	(3,563)	(3,563)
Unrealized loss on available-for-sale securities, net of tax benefit of $1,284	—	—	—	—	(2,044)	(2,044)
Comprehensive loss						(69,658)
Income tax expense from stock option exercises	—	—	(1,010)	—	—	(1,010)
Repurchased shares	(16,034)	(20)	—	(549,657)		(549,677)
Stock-based compensation	—	—	64,720	—	—	64,720
Exercise of stock options and issuance of shares	1,427	2	31,833	—	—	31,835
Balance at June 28, 2015	105,507	$131	$2,285,554	$174,873	$5,798	$2,466,356
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
In addition, the Company develops, manufactures and sells power and RF devices based on wide bandgap semiconductor materials such as SiC and gallium nitride (GaN). The Company's power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. The Company's RF devices are made from GaN and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide (GaAs).
The majority of the Company’s products are manufactured at its production facilities located in North Carolina, Wisconsin, and China. The Company also uses contract manufacturers for certain aspects of product fabrication, assembly and packaging. The Company operates research and development facilities in North Carolina, California, Wisconsin, India and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987 and is headquartered in Durham, North Carolina.
The Company's three reportable segments are:

•	Lighting Products

•	LED Products

•	Power and RF Products

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

Fiscal Year
The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2015 and 2014 fiscal years were 52-week fiscal years and the 2013 fiscal year was a 53-week fiscal year. The Company’s 2016 fiscal year will be a 52-week fiscal year.

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
When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline is other-than-temporary. Among other things, the Company considers the duration and extent of the decline and economic factors influencing the capital markets. For the fiscal years ended June 28, 2015, June 29, 2014, and June 30, 2013, the Company had no other-than-temporary declines below the cost basis of its investments. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses on the sale of investments are reported in other income and expense.
Investments in marketable securities with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.
Other long-term investments consist of the Company's approximately 13% common stock ownership interest in Lextar Electronics Corporation (Lextar), which the Company acquired in December 2014.  This investment is accounted for under the equity method utilizing the fair value option. The Company has determined that for its fiscal year ended June 28, 2015, Lextar has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which the Company is required, pursuant to Rule 3-09 of Regulation S-X, to file separate financial statements as an exhibit to its Annual Report on Form 10-K. As such, separate financial statements for Lextar, prepared by Lextar and audited by its independent public accounting firm, are filed as Exhibit 99.1 to the Company's Annual Report.

Inventories
Inventories are stated at lower of cost or market, with cost determined on a first-in, first-out (FIFO) method or an average cost method; and with market not to exceed net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. These write-downs are recognized as a component of cost of revenue. At the point of the write-down, a new lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established lower-cost basis. The Company recognized charges for write-downs in inventories of $15.2 million, $5.2 million and $12.5 million, for fiscal 2015, 2014 and 2013, respectively.

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

Shipping and Handling Costs
Shipping and handling costs are included in Cost of revenue, net in the Consolidated Statements of (Loss) Income and are recognized as a period expense during the period in which they are incurred.

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
The Company’s impairment test may begin with a qualitative test to determine whether it is more likely than not that an indefinite-lived intangible asset’s carrying value is greater than its fair value. In performing this test, the Company may consider the following qualitative factors, among others: a significant decline in expected future cash flows; changes in industry and market conditions such as the deterioration in the environment in which the Company operates or an increased competitive environment; changes in management, key personnel, strategy, or customers; as well as other economic factors. If the Company’s qualitative assessment indicates that asset impairment is more likely than not, the Company performs a quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset to its carrying value. Alternatively, the Company may bypass the qualitative test and initiate impairment testing with the quantitative impairment test. Determining the fair value of indefinite-lived intangible assets entails significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product revenue, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired.
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
Patent rights reflect costs incurred by the Company in applying for and maintaining patents owned by the Company and costs incurred in purchasing patents and related rights from third parties. Licensing rights reflect costs incurred by the Company in acquiring licenses under patents owned by others. The Company amortizes both on a straight-line basis over the expected useful life of the associated patent rights, which is generally the lesser of 20 years from the date of the patent application or the license period. Royalties payable under licenses for patents owned by others are generally expensed as incurred. The Company reviews its capitalized patent portfolio and recognizes impairment charges when circumstances warrant, such as when patents have been abandoned or are no longer being pursued.

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

Advertising
The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in Sales, general and administrative expenses in the Consolidated Statements of (Loss) Income and amounted to approximately $25.6 million, $26.6 million, and $18.2 million for the years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively.

Research and Development
Research and development activities are expensed when incurred.

(Loss) Earnings Per Share
Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted (loss) earnings per share is determined in the same manner as basic (loss) earnings per share except that the number of shares is increased to assume exercise of potentially dilutive stock options, nonvested restricted stock and contingently issuable shares using the treasury stock method, unless the effect of such increases would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recognized in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Stock-Based Compensation
The Company recognizes compensation expense for all share-based payments granted based on the fair value of the shares on the date of grant. Compensation expense is then recognized over the award’s vesting period.

Fair Value of Financial Instruments
Cash and cash equivalents, short-term investments, accounts and interest receivable, accounts payable and other liabilities approximate their fair values at June 28, 2015 and June 29, 2014 due to the short-term nature of these instruments.

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

Sales Taxes
The Company presents sales taxes collected from customers and remitted to governmental authorities on a net basis (i.e. excluded from revenue and expenses).

Foreign Currency Translation
Foreign currency translation adjustments are recognized in Other comprehensive (loss) income in the Consolidated Statements of Comprehensive (Loss) Income for changes between the foreign subsidiaries’ functional currency and the United States (U.S.) dollar. Foreign currency translation gains and losses are included in the Company’s equity account balance of Accumulated other comprehensive income, net of taxes in the Consolidated Balance Sheets until such time that the subsidiaries are either sold or substantially liquidated.
Because the Company and its subsidiaries transact business in currencies other than the U.S. Dollar, the Company will continue to experience varying amounts of foreign currency exchange gains and losses for subsidiaries with U.S. dollar functional currency.

Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09: Revenue from Contracts with Customers (Topic 606). The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The effective date will be the first quarter of the Company's fiscal year ending June 30, 2019, using one of two retrospective application methods. The Company is currently analyzing the impact of this new accounting guidance.

Note 3 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	June 28, 2015	June 29, 2014
Billed trade receivables	$246,969	$255,374
Unbilled contract receivables	2,223	1,557
	249,192	256,931
Allowance for sales returns, discounts and other incentives	(58,094)	(29,010)
Allowance for bad debts	(4,941)	(2,761)
Accounts receivable, net	$186,157	$225,160
The following table summarizes the changes in the Company’s allowance for sales returns, discounts and other incentives (in thousands):

	Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Balance at beginning of period	$29,010	$26,500	$20,681
Current period claims	(148,715)	(115,568)	(84,983)
Provision for sales returns, discounts and other incentives	177,799	118,078	90,802
Balance at end of period	$58,094	$29,010	$26,500
The following table summarizes the changes in the Company’s allowance for bad debts (in thousands):

	Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Balance at beginning of period	$2,761	$2,471	$1,782
Current period provision	2,184	903	801
Write-offs, net of recoveries	(4)	(613)	(112)
Balance at end of period	$4,941	$2,761	$2,471

Inventories
The following table summarizes the components of inventories (in thousands):

	June 28, 2015	June 29, 2014
Raw material	$86,331	$95,594
Work-in-progress	93,424	92,889
Finished goods	100,821	96,297
Inventories	$280,576	$284,780

Property and Equipment, net
The following table summarizes the components of property and equipment, net (in thousands):

	June 28, 2015	June 29, 2014
Furniture and fixtures	$12,525	$12,822
Land and buildings	367,519	355,044
Machinery and equipment	1,060,599	1,046,878
Aircraft and vehicles	10,489	16,292
Computer hardware/software	38,366	35,446
Leasehold improvements and other	6,698	18,890
Construction in progress	178,757	85,068
	1,674,953	1,570,440
Accumulated depreciation	(1,039,881)	(964,727)
Property and equipment, net	$635,072	$605,713
Depreciation of property and equipment totaled $136.3 million, $125.3 million and $115.5 million for the years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively.
During the years ended June 28, 2015, June 29, 2014 and June 30, 2013, the Company recognized approximately $44.3 million, $1.3 million and $1.9 million, respectively, as losses on disposals or impairments of property and equipment. These charges are reflected in Loss on disposal or impairment of long-lived assets in the Consolidated Statements of (Loss) Income.

Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	June 28, 2015	June 29, 2014
Accrued taxes	$13,935	$19,835
Accrued professional fees	10,180	5,373
Accrued warranty	13,006	5,842
Accrued other	7,087	7,936
Other current liabilities	$44,208	$38,986

Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	June 28, 2015	June 29, 2014
Currency translation gain	$4,986	$8,549
Net unrealized gain on available-for-sale securities	812	2,856
Accumulated other comprehensive income, net of taxes	$5,798	$11,405

Non-Operating (Loss) Income, net
The following table summarizes the components of non-operating (loss) income, net (in thousands):

	Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Gain on sale of investments, net	$925	$68	$111
Loss on equity method investment	(22,624)	—	—
Dividends from equity method investment	2,581	—	—
Interest income, net	9,086	11,932	7,882
Foreign currency (loss) gain, net	(929)	45	735
Other, net	572	1,250	2,335
Non-operating (loss) income, net	($10,389)	$13,295	$11,063

Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in the Consolidated Statements of (Loss)Income
	Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Net unrealized gain on available-for-sale securities, net of taxes	$925	$68	$107	Non-operating (loss) income, net
	925	68	107	(Loss) income before income taxes
	210	11	21	Income tax (benefit) expense
	$715	$57	$86	Net (loss) income

Note 4 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar.
The following table summarizes short-term investments (in thousands):

	June 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$194,123	$988	($341)	$194,770
Corporate bonds	152,831	832	(158)	153,505
U.S. agency securities	—	—	—	—
Non-U.S. certificates of deposit	225,206	—	—	225,206
Non-U.S. government securities	—	—	—	—
Total short-term investments	$572,160	$1,820	($499)	$573,481

The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	June 28, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$53,204	($341)	$—	$—	$53,204	($341)
Corporate bonds	46,636	(143)	1,812	(15)	48,448	(158)
Total	$99,840	($484)	$1,812	($15)	$101,652	($499)
Number of securities with an unrealized loss		54		1		55
The following table summarizes short-term investments (in thousands):

	June 29, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$291,869	$2,323	($12)	$294,180
Corporate bonds	200,177	2,283	(114)	202,346
U.S. agency securities	18,994	141	—	19,135
Non-U.S. certificates of deposit	352,928	—	—	352,928
Non-U.S. government securities	7,025	28	—	7,053
Total short-term investments	$870,993	$4,775	($126)	$875,642
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
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains from the sale of investments for the fiscal year ended June 28, 2015 of $925 thousand were included in Non-operating (loss) income, net in the Consolidated Statements of (Loss) Income and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its investments to be impaired as of June 28, 2015 and June 29, 2014.

The contractual maturities of short-term investments at June 28, 2015 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$12,575	$147,470	$34,725	$—	$194,770
Corporate bonds	28,422	94,582	30,501	—	153,505
Non-U.S. certificates of deposit	225,206	—	—	—	225,206
Total short-term investments	$266,203	$242,052	$65,226	$—	$573,481

Note 5 – Fair Value of Financial Instruments
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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of June 28, 2015, financial assets utilizing Level 1 inputs included money market funds, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit, non-U.S. government securities and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of June 28, 2015. There were no transfers between Level 1 and Level 2 during the year ended June 28, 2015.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	June 28, 2015				June 29, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Municipal bonds	$—	$—	$—	$—	$—	$—	$—	$—
Non-U.S. certificates of deposit	—	157	—	157	—	—	—	—
Money market funds	16,457	—	—	16,457	40,031	—	—	40,031
Total cash equivalents	16,457	157	—	16,614	40,031	—	—	40,031
Short-term investments
Municipal bonds	—	194,770	—	194,770	—	294,180	—	294,180
Corporate bonds	—	153,505	—	153,505	—	202,346	—	202,346
U.S. agency securities	—	—	—	—	—	19,135	—	19,135
Non-U.S. certificates of deposit	—	225,206	—	225,206	—	352,928	—	352,928
Non-U.S. government securities	—	—	—	—	—	7,053	—	7,053
Total short-term investments	—	573,481	—	573,481	—	875,642	—	875,642
Other long-term investments
Common stock of non-U.S. corporations	—	57,595	—	57,595	—	—	—	—
Total other long-term investments	—	57,595	—	57,595	—	—	—	—
Total assets	$16,457	$631,233	$—	$647,690	$40,031	$875,642	$—	$915,673

Note 6 – Goodwill and Intangible Assets
Goodwill
The Company’s reporting units for goodwill impairment testing are:

•	Lighting Products

•	LED Products

•	Power and RF Products
As of the first day of the fourth quarter of fiscal 2015, the Company performed a qualitative goodwill impairment assessment on each reporting unit.  The Company determined that the fair value of each reporting unit was more likely than not greater than its carrying value, and therefore a quantitative goodwill impairment assessment was not required. Goodwill by reporting unit as of June 28, 2015 and June 29, 2014 was as follows (in thousands):

LED Products	Lighting Products	Power and RF Products	Consolidated Total
$245,857	$337,781	$32,707	$616,345

Intangible Assets
The following table presents the components of intangible assets, net (in thousands):

	June 28, 2015			June 29, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$136,920	($72,063)	$64,857	$137,440	($66,970)	$70,470
Developed technology	162,760	(91,562)	71,198	162,760	(72,921)	89,839
Non-compete agreements	10,244	(7,958)	2,286	10,244	(5,997)	4,247
Trade names, finite-lived	520	(520)	—	520	(516)	4
Patent and licensing rights	150,038	(50,905)	99,133	134,607	(42,424)	92,183
Total intangible assets with finite lives	460,482	(223,008)	237,474	445,571	(188,828)	256,743
Trade names, indefinite-lived	79,680		79,680	79,680		79,680
Total intangible assets	$540,162	($223,008)	$317,154	$525,251	($188,828)	$336,423
Total amortization of finite-lived intangible assets was $36.0 million, $37.7 million and $37.8 million for the years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively.
As of the first day of the fourth quarter of fiscal 2015, the Company performed a qualitative impairment assessment on each of the Company’s indefinite-lived trade names.  The Company determined that the fair value of each indefinite-lived trade name was more likely than not greater than its carrying value and therefore a quantitative impairment assessment was not required.
The Company invested $19.5 million, $20.2 million and $20.9 million for the years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively, for patent and licensing rights. For the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, the Company recognized $3.4 million, $1.4 million and $1.6 million, respectively, in impairment charges related to its patent portfolio.
Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 26, 2016	$35,331
June 25, 2017	33,297
June 24, 2018	32,085
June 30, 2019	19,533
June 28, 2020	15,578
Thereafter	101,650
Total future amortization expense	$237,474

Note 7 – Long-term Debt
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
The Company classifies balances outstanding under its line of credit as Long-term debt in the Consolidated Balance Sheets. At June 28, 2015, the Company had $200 million outstanding under the New Credit Agreement and $300 million available for borrowing. For the year ended June 28, 2015, the average interest rate under these credit agreements was 0.95%. The average commitment fee percentage for these credit agreements was 0.09% for the year ended June 28, 2015. The Company was in compliance with all covenants in the New Credit Agreement at June 28, 2015.

Note 8 – Shareholders’ Equity
On October 27, 2014, the Board of Directors approved an increase in the amount of the Company’s stock repurchase program, authorizing the Company to repurchase shares of its common stock having an aggregate purchase price not exceeding $550 million for all purchases from June 30, 2014 through the expiration of the program on June 28, 2015. On June 18, 2015, the Board of Directors approved another increase, authorizing the Company to repurchase shares of its common stock having an aggregate purchase price not exceeding $500 million for all purchases from June 29, 2015 through the new expiration of the program on June 26, 2016.
During fiscal 2015, the Company repurchased 16.0 million shares of its common stock under the program at an average price of $34.33 per share with an aggregate value of $550 million. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of the Company’s management. The Company will continue to determine the time and extent of any repurchases based on its evaluation of market conditions and other factors. From the inception of the predecessor stock repurchase program in January 2001 through June 28, 2015, the Company has repurchased 28.4 million shares of its common stock at an average price of $30.07 per share with an aggregate value of $855.1 million.
On May 29, 2002, the Board adopted a shareholder rights plan, pursuant to which stock purchase rights were distributed to shareholders at a rate of one right with respect to each share of common stock held of record as of June 10, 2002. Subsequently issued shares of common stock also carry stock purchase rights under the plan. The rights plan is designed to enhance the Board’s ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. Unless terminated by the Board, the rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combinations involving the Company. The shareholder rights plan includes a review mechanism requiring the independent members of the Board to review and evaluate the plan at least every three years to consider whether the maintenance of the plan continues to be in the best interests of the Company and its shareholders and to communicate their conclusion to the Board. The Board has delegated this responsibility to the Governance and Nominations Committee, which is composed of all independent directors of the Board. On April 24, 2012, the shareholder rights plan was amended and restated to, among other things, extend the expiration date from June 10, 2012 to September 30, 2018, and to remove provisions in the rights plan stipulating that certain actions can be taken only with the concurrence of a majority of the members of the Board who are not affiliated with an acquiring person (more specifically, those who are “Continuing Directors,” as defined in the original rights plan adopted in 2002). On January 29, 2013, the shareholder rights plan was amended solely to change the expiration date from September 30, 2018 to April 24, 2017. On February 11, 2015, the shareholder rights plan was further amended to revise the definition of “Acquiring Person” to provide that the level of beneficial ownership of the Company’s common stock at which a person becomes an “Acquiring Person” and therefore triggers the consequences under the shareholder rights plan of becoming an Acquiring Person is increased for certain passive investors (defined therein as “13G Investors”) from 15% to 18% of the Company’s outstanding common stock (with no change to the triggering ownership threshold for other investors).
At June 28, 2015, the Company had reserved a total of approximately 19.4 million shares of its common stock and 0.2 million shares of its Series A preferred stock for future issuance as follows (in thousands):

Number of Shares
For exercise of outstanding common stock options	10,714
For vesting of outstanding stock units	774
For future equity awards under 2013 Long-Term Incentive Compensation Plan	6,233
For future issuance under the Non-Employee Director Stock Compensation and Deferral Program	100
For future issuance to employees under the 2005 Employee Stock Purchase Plan	1,607
Total common shares reserved	19,428
Series A preferred stock reserved for exercise of rights issued under shareholder rights plan	200

Note 9 – (Loss) Earnings Per Share
The following presents the computation of basic (loss) earnings per share (in thousands, except per share amounts):

	Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Basic:
Net (loss) income	($64,051)	$124,191	$86,925
Weighted average common shares	113,022	120,623	116,621
Basic (loss) earnings per share	($0.57)	$1.03	$0.75
The following computation reconciles the differences between the basic and diluted (loss) earnings per share presentations (in thousands, except per share amounts):

	Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Diluted:
Net (loss) income	($64,051)	$124,191	$86,925
Weighted average common shares - basic	113,022	120,623	116,621
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	—	2,291	1,358
Weighted average common shares - diluted	113,022	122,914	117,979
Diluted (loss) earnings per share	($0.57)	$1.01	$0.74
Potential common shares that would have the effect of increasing diluted (loss) earnings per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted (loss) earnings per share. For the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, there were 7.0 million, 2.6 million and 2.4 million, respectively, of potential common shares not included in the calculation of diluted (loss) earnings per share because their effect was anti-dilutive.

Note 10 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has one equity-based compensation plan, the 2013 Long-Term Incentive Compensation Plan (2013 LTIP), from which stock-based compensation awards can be granted to employees and directors. At June 28, 2015, there were 9.9 million shares authorized for issuance under the plan and 6.2 million shares remaining for future grants. The 2013 LTIP provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards. The Company has other equity-based compensation plans that have been terminated so that no future grants can be made under those plans, but under which stock options, restricted stock and restricted stock units are currently outstanding.
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
The Company also has an Employee Stock Purchase Plan (ESPP) that provides employees with the opportunity to purchase common stock at a discount. At June 28, 2015, there were 4.5 million shares authorized for issuance under the ESPP, as amended, with 1.6 million shares remaining for future issuance. The ESPP limits employee contributions to 15% of each employee’s compensation (as defined in the plan) and allows employees to purchase shares at a 15% discount to the fair market value of common stock on the purchase date two times per year. The ESPP provides for a twelve-month participation period, divided into two equal six-month purchase periods, and also provides for a look-back feature. At the end of each six-month period in April and October, participants purchase the Company’s common stock through the ESPP at a 15% discount to the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The plan also provides for an automatic reset feature to start participants on a new twelve-month participation period if the fair market value of common stock declines during the first six-month purchase period.
Stock Option Awards
The following table summarizes option activity as of June 28, 2015 and changes during the fiscal year then ended (total and shares in thousands):

	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Term	Total Intrinsic Value
Outstanding at June 29, 2014	8,922	$41.85
Granted	3,446	44.47
Exercised	(740)	28.52
Forfeited or expired	(914)	47.79
Outstanding at June 28, 2015	10,714	$43.10	4.46	$1,058
Vested and expected to vest at June 28, 2015	10,495	$43.05	4.43	$1,058
Exercisable at June 28, 2015	5,085	$40.79	3.22	$1,019
The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on June 26, 2015 (the last trading day of fiscal 2015) of $27.00 and the exercise price for in-the-money options that would have been received by the holders if all instruments had been exercised on June 28, 2015. As of June 28, 2015, there was $54.1 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.61 years.
The following table summarizes information about stock options outstanding and exercisable at June 28, 2015 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.01 to $30.92	3,246	3.65	$28.52	2,420	$28.76
$30.93 to $43.94	803	3.03	35.84	551	35.86
$43.95 to $45.13	2,756	6.13	45.13	3	45.13
$45.14 to $54.26	286	4.60	48.68	131	48.82
$54.27 to $75.55	3,623	4.21	55.80	1,980	56.31
Total	10,714	4.46	$43.10	5,085	$40.79
Other information pertaining to the Company’s stock option awards is as follows (in thousands, except per share data):

	Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Weighted average grant date fair value per share of options	$15.27	$19.31	$12.05
Total intrinsic value of options exercised	$9,418	$67,044	$62,145

Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of June 28, 2015 and changes during the year then ended is as follows (in thousands, except per share data):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 29, 2014	860	$46.81
Granted	481	43.97
Vested	(351)	46.28
Forfeited	(64)	47.77
Nonvested at June 28, 2015	926	$45.47
As of June 28, 2015, there was $24.8 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 2 years.
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

Total stock-based compensation expense was as follows (in thousands):

	Fiscal Years Ended
Income Statement Classification:	June 28, 2015	June 29, 2014	June 30, 2013
Cost of revenue, net	$12,838	$11,353	$9,389
Research and development	16,521	15,392	13,429
Sales, general and administrative	34,940	34,941	31,081
Total stock-based compensation expense	$64,299	$61,686	$53,899
The weighted average assumptions used to value stock option grants were as follows:

	Fiscal Years Ended
Stock Option Grants:	June 28, 2015	June 29, 2014	June 30, 2013
Risk-free interest rate	1.17%	1.16%	0.42%
Expected life, in years	3.54	3.80	3.64
Expected volatility	45.2%	44.5%	56.8%
Dividend yield	—	—	—
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

Note 11 – Income Taxes
The following were the components of (loss) income before income taxes (in thousands):

	Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Domestic	($40,603)	$58,859	$31,046
Foreign	(42,299)	88,711	76,511
Total (loss) income before income taxes	($82,902)	$147,570	$107,557

The following were the components of income tax (benefit) expense (in thousands):

	Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Current:
Federal	($12,470)	$3,423	$483
Foreign	13,327	15,371	18,127
State	1,242	1,876	1,777
Total current	2,099	20,670	20,387
Deferred:
Federal	(7,100)	229	2,226
Foreign	(12,696)	3,003	(177)
State	(1,154)	(523)	(1,804)
Total deferred	(20,950)	2,709	245
Income tax (benefit) expense	($18,851)	$23,379	$20,632
Actual income tax (benefit) expense differed from the amount computed by applying the U.S. federal tax rate of 35% to pre-tax earnings as a result of the following (in thousands, except percentages):

	Fiscal Years Ended
	June 28, 2015	% of Loss	June 29, 2014	% of Income	June 30, 2013	% of Income
Federal income tax provision at statutory rate	($29,016)	35%	$51,645	35%	$37,645	35%
(Decrease) increase in income tax expense resulting from:
State tax provision, net of federal benefit	(797)	1%	2,550	2%	1,146	1%
State tax credits	(585)	1%	(1,004)	(1)%	(1,407)	(1)%
Tax exempt interest	(2,413)	3%	(815)	—%	(853)	(1)%
48C investment tax credit	(6,826)	8%	(11,310)	(8)%	(5,252)	(5)%
(Decrease) increase in tax reserve	(225)	—%	15,411	10%	(361)	—%
Change in tax depreciation methodology	—	—%	(18,475)	(12)%	—	—%
Research and development credits	(2,081)	3%	(1,574)	(1)%	(2,426)	(2)%
Decrease in valuation allowance	—	—%	(20)	—%	(6)	—%
Qualified production activities deduction	(520)	1%	(2,362)	(1)%	(866)	(1)%
Stock-based compensation	2,988	(4)%	2,024	1%	1,206	1%
Statutory rate differences	18,732	(23)%	(14,285)	(10)%	(10,184)	(10)%
Foreign earnings taxed in U.S.	2,697	(3)%	—	—%	—	—%
Other	(805)	1%	1,594	1%	1,990	2%
Income tax (benefit) expense	($18,851)	23%	$23,379	16%	$20,632	19%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):

	June 28, 2015	June 29, 2014
Deferred tax assets:
Compensation	$1,864	$4,843
Inventories	23,172	18,672
Sales return reserve and allowance for bad debts	8,266	4,801
Warranty reserve	5,042	1,416
Federal and state net operating loss carryforwards	7,237	704
Federal credits	3,688	4,971
State credits	2,573	3,016
48C investment tax credits	14,980	22,731
Investments	953	958
Stock-based compensation	40,291	31,102
Deferred revenue	4,850	5,719
Other	2,034	876
Total gross deferred assets	114,950	99,809
Less valuation allowance	(1,485)	(1,571)
Deferred tax assets, net	113,465	98,238
Deferred tax liabilities:
Property and equipment	(13,337)	(25,660)
Intangible assets	(59,840)	(52,462)
Investments	(505)	(1,792)
Prepaid taxes and other	(1,350)	(1,083)
Foreign earnings recapture	(2,524)	—
Total gross deferred liability	(77,556)	(80,997)
Deferred tax asset, net	$35,909	$17,241
The components giving rise to the net deferred tax assets (liabilities) have been included in the Consolidated Balance Sheets as follows (in thousands):

	Balance at June 28, 2015
	Assets			Liabilities
	Current	Noncurrent		Current	Noncurrent
U.S. federal income taxes	$23,231	$52		$—	($10,878)
Foreign income taxes	15,959	8,841		—	(1,296)
Total net deferred tax assets/(liabilities)	$39,190	$8,893	*	$—	($12,174)

	Balance at June 29, 2014
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent
U.S. federal income taxes	$17,324	$—	$—	($10,948)
Foreign income taxes	12,090	—	—	(1,225)
Total net deferred tax assets/(liabilities)	$29,414	$—	$—	($12,173)
* This amount is included in Other assets in the Consolidated Balance Sheets.

The research and development credit, which had previously expired on December 31, 2013, was reinstated as part of the Tax Increase Prevention Act of 2014, enacted on December 19, 2014. This legislation retroactively reinstated and extended the credit from the previous expiration date through December 31, 2014. The benefit of this credit for fiscal 2015 as well as the period December 31, 2013 through June 29, 2014 has been included in the fiscal year 2015 tax benefit representing a $1.1 million and $1.0 million benefit, respectively.
During the second quarter of fiscal 2014, the Company was notified by the Internal Revenue Service that it had been allocated$30 million of federal tax credits as part of the American Recovery and Reinvestment Act of 2009 - Phase II (Internal Revenue Code Section 48C). This $30 million allocation is in addition to the $39 million previously allocated to the Company in the third quarter of fiscal 2010. As of June 28, 2015, the Company has successfully achieved the required milestones to realize the full $69 million tax benefit. The tax benefit (net of related basis adjustments) will be amortized into income over the useful life (5 years) of the underlying equipment that was placed into service to generate these credits. Since fiscal 2010, the Company has recognized an income tax benefit of $32.9 million related to the credits generated to date, with $6.8 million of this amount recognized as a tax benefit for the year ended June 28, 2015.
At June 28, 2015, the Company had approximately $24 million of foreign net operating loss carryovers which have no carry forward limitation. As of June 28, 2015, the Company had approximately $15.1 million of state net operating loss carryovers for which a full valuation allowance has been recognized. Additionally, the Company had $4.2 million of state income tax credit carryforwards. The state net operating loss carryovers and income tax credit carryforwards will begin to expire in fiscal 2016 and fiscal 2017, respectively. Furthermore, the Company had approximately $0.8 million of alternative minimum tax credit carryforwards, $6.5 million of 48C credit carryforwards, $2.3 million of research and development credit carryforwards and $1.6 million of state income tax credit carryforwards that relate to excess stock option benefits which, if and when realized, will be recognized in Additional paid-in-capital in the Consolidated Balance Sheets.
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
As of June 29, 2014 the Company’s liability for unrecognized tax benefits was $18.4 million. The Company recognized a $0.4 million decrease to the liability for unrecognized tax benefits due to a decrease in the effective tax rate related to an uncertainty regarding a change in tax depreciation methodology adopted in fiscal 2014. In addition there was a $0.2 million decrease to the amount of unrecognized tax benefits as a result of a statute expiration. As a result, the total liability for unrecognized tax benefits as of June 28, 2015 was $17.8 million. If any portion of this $17.8 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $0.2 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute requirements.
The following is a tabular reconciliation of the Company’s change in uncertain tax positions (in thousands):

	Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Balance at beginning of period	$18,389	$2,732	$4,421
Increases related to prior year tax positions	—	18,040	546
Decreases related to prior year tax positions	(407)	(741)	—
Expiration of statute of limitations for assessment of taxes	(187)	(1,642)	(2,235)
Balance at end of period	$17,795	$18,389	$2,732

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Income tax (benefit) expense line item in the Consolidated Statements of (Loss) Income. Total interest and penalties accrued were as follows (in thousands):

	June 28, 2015	June 29, 2014
Accrued interest and penalties	$10	$104
Total interest and penalties recognized were as follows (in thousands):

	Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Recognized interest and penalties (benefit)	($94)	($51)	($130)
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2012. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2011. For foreign purposes, the Company is generally no longer subject to examination for tax periods 2005 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment.
The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of June 28, 2015, U.S. income taxes were not provided for on a cumulative total of approximately $291.5 million of undistributed earnings for certain non-U.S. subsidiaries, as the Company currently intends to reinvest these earnings in these foreign operations indefinitely. If, at a later date, these earnings were repatriated to the U.S., the Company would be required to pay taxes on these amounts. Determination of the amount of any deferred tax liability on these undistributed earnings is not practicable.
During the fiscal year ended June 26, 2011, the Company was awarded a tax holiday in Malaysia with respect to its manufacturing and distribution operations. This arrangement allows for 0% tax for 10 years starting in the fiscal year ended June 26, 2011. For the fiscal years ended June 30, 2013, June 29, 2014 and June 28, 2015, the Company did not meet the requirements for the tax holiday, and as such, no benefit has been recognized.

Note 12 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company’s product warranty liabilities (in thousands):

	Fiscal Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Balance at beginning of period	$6,822	$6,171	$5,513
Warranties accrued in current period	9,242	4,256	1,533
Recall costs accrued in current period	5,418	—	—
Changes in estimates for pre-existing warranties	—	907	71
Expenditures	(7,514)	(4,512)	(946)
Balance at end of period	$13,968	$6,822	$6,171
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The Company accrues estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. The warranty reserves, which are primarily related to Lighting Products, are evaluated on a quarterly basis based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company’s reliability estimates. As of June 28, 2015, $1.0 million of the Company’s product warranty liabilities were classified as long-term.

In June 2015, the Company issued a voluntary recall of its linear LED T8 replacement lamps due to the hazard of overheating and melting. The Company expects the majority of the costs of the recall to be recoverable from insurance proceeds resulting in an immaterial impact to the Company's financial results.
Lease Commitments
The Company primarily leases manufacturing, office, housing and warehousing space under the terms of non-cancelable operating leases. These leases expire at various times through 2022. The Company recognizes net rent expense on a straight-line basis over the life of the lease. Rent expense associated with these operating leases totaled approximately $8.2 million, $5.8 million and $4.8 million for each of the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively. Certain agreements require that the Company pay property taxes and general property maintenance in addition to the minimum rental payments.
Future minimum rental payments as of June 28, 2015 (under leases currently in effect) are as follows (in thousands):

Fiscal Years Ending	Minimum Rental Amount
June 26, 2016	$3,930
June 25, 2017	3,253
June 24, 2018	1,853
June 30, 2019	777
June 28, 2020	436
Thereafter	498
Total future minimum rental payments	$10,747

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

Note 13 - Reportable Segments

The Company’s operating and reportable segments are:

•	Lighting Products

•	LED Products

•	Power and RF Products

The Company’s CODM reviews segment performance and allocates resources based upon segment revenue and segment gross profit.
Reportable Segments Description

Lighting Products Segment

The Company’s Lighting Products segment primarily consists of LED lighting systems and bulbs. The Company designs, manufactures and sells lighting systems for indoor and outdoor applications, with its primary focus on LED lighting systems for the commercial, industrial and consumer markets. Lighting products are sold to distributors, retailers and direct to customers. The Company's portfolio of lighting products is designed for use in settings such as office and retail space, restaurants and hospitality, schools and universities, manufacturing, healthcare, airports, municipal, residential, street lighting and parking structures, among other applications.

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

RF Devices

The Company’s RF devices include a variety of GaN high electron mobility transistors (HEMTs) and monolithic microwave integrated circuits (MMICs), which are optimized for military, telecom and other commercial applications. The Company's RF devices are made from SiC and GaN and provide improved efficiency, bandwidths and frequency of operation as compared to silicon or GaAs. The Company also provides custom die manufacturing for GaN HEMTs and MMICs that allow a customer to design its own custom RF circuits to be fabricated by the Company, or have the Company design and fabricate products that meet the customer's specific requirements.

Financial Results by Reportable Segment

The table below reflects the results of the Company’s reportable segments as reviewed by the Company’s CODM for fiscal 2015, 2014 and 2013. The Company used the same accounting policies to derive the segment results reported below as those used in the Company’s consolidated financial statements.
The Company’s CODM does not review inter-segment transactions when evaluating segment performance and allocating resources to each segment, and inter-segment transactions are not included in the segment revenue presented in the table below. As such, total segment revenue in the table below is equal to the Company’s consolidated revenue.
The Company’s CODM reviews gross profit as the lowest and only level of segment profit. As such, all items below gross profit in the Consolidated Statements of (Loss) Income must be included to reconcile the consolidated gross profit presented in the table below to the Company’s consolidated income before income taxes.
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
Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Revenue			Gross Profit and Gross Margin
	Year Ended			Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013	June 28, 2015	June 29, 2014	June 30, 2013
Lighting Products	$906,502	$706,425	$495,089	$235,542	$197,304	$148,947
Lighting Products gross margin				26%	28%	30%
LED Products	602,082	833,684	801,483	190,912	381,003	344,649
LED Products gross margin				32%	46%	43%
Power and RF Products	123,921	107,532	89,410	67,764	60,723	48,127
Power and RF Products gross margin				55%	56%	54%
Total segment reporting	$1,632,505	$1,647,641	$1,385,982	494,218	639,030	541,723
Unallocated costs				(19,262)	(20,235)	(18,463)
Consolidated gross profit				$474,956	$618,795	$523,260
Consolidated gross margin				29%	38%	38%

Assets by Reportable Segment
Inventories are the only assets reviewed by the Company’s CODM when evaluating segment performance and allocating resources to each segment. The CODM reviews all of the Company's assets other than inventories on a consolidated basis. The following table sets forth the Company’s inventories by reportable segment for the fiscal years ended June 28, 2015 and June 29, 2014.
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

Inventories for each of the Company's segments were as follows (in thousands):

	June 28, 2015	June 29, 2014
Lighting Products	$150,755	$148,757
LED Products	114,203	123,249
Power and RF Products	11,536	8,019
Total segment inventories	276,494	280,025
Unallocated inventories	4,082	4,755
Consolidated inventories	$280,576	$284,780

Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. The following table sets forth the percentage of revenue from external customers by geographic area:

	For the Years Ended
	June 28, 2015	June 29, 2014	June 30, 2013
United States	57%	49%	44%
China	21%	27%	28%
Europe	9%	9%	12%
South Korea	1%	2%	2%
Japan	4%	6%	7%
Malaysia	1%	1%	1%
Taiwan	1%	1%	2%
Other	6%	5%	4%
Total percentage of revenue	100%	100%	100%

The following table sets forth the Company’s tangible long-lived assets by country (in thousands):

	June 28, 2015	June 29, 2014
United States	$502,579	$449,359
China	131,140	154,881
Other	1,353	1,473
Total tangible long-lived assets	$635,072	$605,713

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
Revenue from certain customers represented more than 10% of consolidated revenue. Revenue from Arrow Electronics, Inc. represented 12%, 13% and 16% of revenue for fiscal 2015, 2014, and 2013, respectively. Revenue from The Home Depot, Inc. represented 11% of revenue in both fiscal 2015 and 2014.

No customers individually accounted for more than 10% of the consolidated accounts receivable balance at June 28, 2015 and June 29, 2014.
Arrow Electronics, Inc. is a customer of the LED Products and Power and RF Products segments. The Home Depot, Inc. is a customer of the Lighting Products segment.

Note 15 – Retirement Savings Plan
The Company sponsors one employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. All U.S. employees are eligible to participate under the 401(k) Plan on the first day of a new fiscal month after the date of hire. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits; rather, the Company matches a defined percentage of employee deferrals, and employees vest in these matching funds over time. Employees choose their investment elections from a list of available investment options. During the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, the Company contributed approximately $6.9 million, $6.3 million and $6.2 million to the 401(k) Plan, respectively. The Pension Benefit Guaranty Corporation does not insure the 401(k) Plan.

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
Pursuant to the Joint Ownership Agreement, each of LSA and Light Speed was responsible for its share of flight crew, direct, fixed and other expenses attributable to the aircraft. During fiscal 2014, the Company billed LSA and Light Speed $234 thousand and $697 thousand, respectively. Of these billed amounts, the Company had been reimbursed by LSA and Light Speed for $225 thousand and $630 thousand, respectively, as of June 29, 2014. The Company had $9 thousand outstanding receivables from LSA and $86 thousand in outstanding receivables from Light Speed as of June 29, 2014. The Company also had unbilled receivables of $6 thousand and $46 thousand for LSA and Light Speed, respectively, as of June 29, 2014. As of June 28, 2015, the Company had no outstanding receivables from LSA or Light Speed.
In July 2010, Mark Swoboda was appointed Chief Executive Officer of Intematix Corporation (Intematix). Mark Swoboda is the brother of the Company’s Chairman, Chief Executive Officer and President, Charles M. Swoboda. For a number of years the Company has purchased raw materials from Intematix pursuant to standard purchase orders in the ordinary course of business.
During fiscal 2015, the Company purchased $7.2 million of raw materials from Intematix, and the Company had $0.1 million outstanding payable to Intematix as of June 28, 2015. During fiscal 2014, the Company purchased $8.8 million of raw materials from Intematix, and the Company had $0.3 million outstanding payable to Intematix as of June 29, 2014.
As discussed in Note 4, “Investments,” the Company acquired approximately 13% of the common stock of Lextar Electronics Corporation in December 2014. From the date of acquisition through June 28, 2015, the Company purchased approximately $5.9 million of inventory from Lextar and the Company had $2.5 million outstanding payable to Lextar as of June 28, 2015.

Note 17 - Costs Associated with LED Business Restructuring
In June 2015, the Company’s Board of Directors approved a plan to restructure the LED Products business. Due to recent LED market trends that have resulted in higher LED average selling price erosion than previously forecasted and the continued under-utilization of the Company’s LED factory, the restructuring is expected to reduce excess capacity and overhead in order to improve the cost structure moving forward. The primary components of the restructuring include the planned sale or abandonment of certain manufacturing equipment, facility consolidation and the elimination of certain positions. Additionally, the Company increased LED reserves to reflect the more aggressive pricing environment experienced in the fourth quarter of fiscal 2015, and to factor in a more conservative pricing outlook for fiscal 2016.
The following table summarizes the actual and planned charges incurred through June 28, 2015 (in thousands):

Capacity and overhead cost reductions	Estimated charges	Amounts incurred through June 28, 2015	Affected Line Item in the Consolidated Statements of (Loss)Income
Loss on disposal or impairment of long-lived assets	$59,487	$42,716	Loss on disposal or impairment of long-lived assets
Severance expense	2,145	2,019	Sales, general and administrative expenses
Lease termination and facility consolidation costs	2,682	1,246	Sales, general and administrative expenses
Increase in channel inventory reserves	26,479	26,479	Revenue, net
Increase in inventory reserves	11,091	11,091	Cost of revenue, net
Total restructuring charges	$101,884	$83,551

The Company anticipates that the remaining restructuring charges will be recognized in the first half of fiscal 2016.
In the table above, the lease termination costs relate to the relocation of certain manufacturing operations from a leased facility in Huizhou, China to a company-owned facility which is also in Huizhou, China. In June 2015, the Company ceased using the leased facility and recognized a $0.5 million charge for the lease contract termination cost.
In the table above, the severance expense relates to a reduction in manufacturing and support positions. There is not a significant retention period for impacted employees.
The following table presents the changes in the severance liability under the LED Products restructuring plan (in thousands):

Severance liability at June 30, 2014	$—
Severance expense	2,019
Severance payments	—
Severance liability at June 28, 2015	$2,019
Note 18 - Subsequent Event
On July 8, 2015, the Company closed on the acquisition of Arkansas Power Electronics International, Inc. (APEI), a global leader in power modules and power electronics applications, pursuant to a merger agreement with APEI and certain shareholders of APEI, whereby the Company acquired all of the outstanding share capital of APEI in exchange for a base purchase price of $13.9 million, subject to certain post-closing adjustments.  In addition, if certain goals are achieved over the next two years, additional cash payments totaling up to $4.6 million may be made to the former APEI shareholders.  In connection with this acquisition, APEI became a wholly owned subsidiary of the Company, renamed Cree Fayetteville, Inc. (Cree Fayetteville).  Cree Fayetteville will not be considered a significant subsidiary of the Company.

Note 19 – Quarterly Results of Operations - Unaudited
The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 28, 2015 and June 29, 2014 (in thousands, except per share data):

	September 28, 2014	December 28, 2014	March 29, 2015	June 28, 2015	Fiscal Year 2015
Revenue, net	$427,672	$413,157	$409,519	$382,157	$1,632,505
Cost of revenue, net	291,852	276,378	284,111	305,208	1,157,549
Gross profit	135,820	136,779	125,408	76,949	474,956
Net income (loss)	11,130	12,151	651	(87,983)	(64,051)
Earnings (loss) per share:
Basic	$0.09	$0.11	$0.01	($0.83)	($0.57)
Diluted	$0.09	$0.10	$0.01	($0.83)	($0.57)

	September 29, 2013	December 29, 2013	March 30, 2014	June 29, 2014	Fiscal Year 2014
Revenue, net	$391,006	$415,086	$405,259	$436,290	$1,647,641
Cost of revenue, net	240,249	259,308	255,265	274,024	1,028,846
Gross profit	150,757	155,778	149,994	162,266	618,795
Net income	30,497	35,681	28,164	29,849	124,191
Earnings (loss) per share:
Basic	$0.26	$0.30	$0.23	$0.24	$1.03
Diluted	$0.25	$0.29	$0.23	$0.24	$1.01

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

Changes to Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of June 28, 2015.
The effectiveness of our internal control over financial reporting as of June 28, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report.

Item 9B. Other Information
Not applicable.

PART III

Certain information called for in Items 10, 11,12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2015.

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

3.1
Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2
Bylaws, as amended and restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 27, 2015, filed with the Securities and Exchange Commission on January 28, 2015)

4.1
Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2
Amended and Restated Rights Agreement, dated April 24, 2012, between Cree, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated April 24, 2012, as filed with the Securities and Exchange Commission on April 26, 2012)

4.3
Amendment No. 1 to Amended and Restated Rights Agreement, dated as of January 29, 2013 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated January 29, 2013, as filed with the Securities and Exchange Commission on January 31, 2013)

4.4
Amendment No. 2 to Amended and Restated Rights Agreement, dated as of February 11, 2015 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, dated February 11, 2015, filed with the Securities and Exchange Commission on February 11, 2015)

10.1*
2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 23, 2012, as filed with the Securities and Exchange Commission on October 25, 2012)

10.2*
Addendum to Form of Master Stock Option Award Agreement Terms and Conditions for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.3*
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.4*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.5*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.6*
Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.7*
Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.8*
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.9*
Management Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 13, 2012, as filed with the Securities and Exchange Commission on August 17, 2012)

10.10*
Schedule of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 25, 2013, as filed with the Securities and Exchange Commission on December 2, 2013)

10.11*
Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.12*
Amendment One to Non-Employee Director Stock Compensation and Deferral Program (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.13*
Notice of Grant to Charles M. Swoboda, dated August 13, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated August 13, 2012, as filed with the Securities and Exchange Commission on August 17, 2012)

10.14*
Notice of Grant to Charles M. Swoboda, dated November 28, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2012, as filed with the Securities and Exchange Commission on January 23, 2013)

10.15*
Master Performance Unit Award Agreement, dated August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.16*
Cree, Inc. Severance Plan for Section 16 Officers, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 28, 2013, as filed with the Securities and Exchange Commission on October 31, 2013)

10.17*
Change in Control Agreement for Chief Executive Officer, effective December 17, 2012, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.18*
Form of Cree, Inc. Change in Control Agreement for Section 16 Officers other than the Chief Executive Officer (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.19*
Form of Cree, Inc. Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.20*
Offer Letter Agreement executed August 16, 2011 between Cree, Inc. and Alan J. Ruud (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011, as filed with the Securities and Exchange Commission on October 20, 2011)

10.21*
Management Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.22*
Notice of Grant to Charles M. Swoboda, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.23*
Notice of Grant to Michael E. McDevitt, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.24*
Notice of Grant to Norbert Hiller, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.25*
Notice of Grant to Tyrone D. Mitchell, Jr., dated August 30, 2013 (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.26*
Form of Master Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.27*
Form of Stock Unit Award Agreement (Time-Based) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.28*
Form of Stock Unit Award Agreement (Performance-Based) (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.29*
2005 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 29, 2013, as filed with the Securities and Exchange Commission on October 29, 2013)

10.30*
Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

10.31*
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

10.32*
Notice of Grant to Charles M. Swoboda (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.33*
Notice of Grant to Michael E. McDevitt (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.34*
Notice of Grant to Norbert W. G. Hiller (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.35*
Form of Master Performance Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.36*
2013 Long-Term Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated October 28, 2014, filed with the Securities and Exchange Commission on October 28, 2014)

10.37
Credit Agreement, dated January 9, 2015, by and between Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of the Company, as guarantor, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated January 9, 2015, filed with the Securities and Exchange Commission on January 12, 2015)

16.1
Letter dated December 2, 2013 of Ernst & Young LLP to the SEC (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K, dated November 25, 2013, as filed with the Securities and Exchange Commission on December 2, 2013)

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ernst & Young LLP

23.3	Consent of KPMG

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1**	Audited financial statements of Lextar Electronics Corporation as of and for the year ended December 31, 2014.

101
The following materials from Cree, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 28, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of (Loss) Income; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements

*	Management contract or compensatory plan

**
The financial statements as of and for the year ended December 31, 2014 of Lextar Electronics Corporation, prepared by Lextar and audited by its independent public accounting firm, are included in this Annual Report pursuant to Rule 3-09 of Regulation S-X.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREE, INC.
Date:	August 27, 2015

By:	/s/ CHARLES M. SWOBODA
Charles M. Swoboda
Chairman, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES M. SWOBODA	Chairman, Chief Executive Officer and President	August 27, 2015
Charles M. Swoboda

/s/ MICHAEL E. MCDEVITT	Executive Vice President and Chief Financial Officer	August 27, 2015
Michael E. McDevitt

/s/ CLYDE R. HOSEIN	Director	August 27, 2015
Clyde R. Hosein

/s/ ROBERT A. INGRAM	Director	August 27, 2015
Robert A. Ingram

/s/ FRANCO PLASTINA	Director	August 27, 2015
Franco Plastina

/s/ JOHN B. REPLOGLE	Director	August 27, 2015
John B. Replogle

/s/ ALAN J. RUUD	Director	August 27, 2015
Alan J. Ruud

/s/ ROBERT L. TILLMAN	Director	August 27, 2015
Robert L. Tillman

/s/ THOMAS H. WERNER	Director	August 27, 2015
Thomas H. Werner

/s/ ANNE C. WHITAKER	Director	August 27, 2015
Anne C. Whitaker

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1
Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2
Bylaws, as amended and restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 27, 2015, filed with the Securities and Exchange Commission on January 28, 2015)

4.1
Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2
Amended and Restated Rights Agreement, dated April 24, 2012, between Cree, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated April 24, 2012, as filed with the Securities and Exchange Commission on April 26, 2012)

4.3
Amendment No. 1 to Amended and Restated Rights Agreement, dated as of January 29, 2013 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated January 29, 2013, as filed with the Securities and Exchange Commission on January 31, 2013)

4.4
Amendment No. 2 to Amended and Restated Rights Agreement, dated as of February 11, 2015 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, dated February 11, 2015, filed with the Securities and Exchange Commission on February 11, 2015)

10.1*
2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 23, 2012, as filed with the Securities and Exchange Commission on October 25, 2012)

10.2*
Addendum to Form of Master Stock Option Award Agreement Terms and Conditions for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.3*
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.4*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.5*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.6*
Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.7*
Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.8*
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.9*
Management Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 13, 2012, as filed with the Securities and Exchange Commission on August 17, 2012)

10.10*
Schedule of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 25, 2013, as filed with the Securities and Exchange Commission on December 2, 2013)

10.11*
Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.12*
Amendment One to Non-Employee Director Stock Compensation and Deferral Program (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.13*
Notice of Grant to Charles M. Swoboda, dated August 13, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated August 13, 2012, as filed with the Securities and Exchange Commission on August 17, 2012)

10.14*
Notice of Grant to Charles M. Swoboda, dated November 28, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2012, as filed with the Securities and Exchange Commission on January 23, 2013)

10.15*
Master Performance Unit Award Agreement, dated August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.16*
Cree, Inc. Severance Plan for Section 16 Officers, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 28, 2013, as filed with the Securities and Exchange Commission on October 31, 2013)

10.17*
Change in Control Agreement for Chief Executive Officer, effective December 17, 2012, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.18*
Form of Cree, Inc. Change in Control Agreement for Section 16 Officers other than the Chief Executive Officer (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.19*
Form of Cree, Inc. Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.20*
Offer Letter Agreement executed August 16, 2011 between Cree, Inc. and Alan J. Ruud (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2011, as filed with the Securities and Exchange Commission on October 20, 2011)

10.21*
Management Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.22*
Notice of Grant to Charles M. Swoboda, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.23*
Notice of Grant to Michael E. McDevitt, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.24*
Notice of Grant to Norbert Hiller, dated August 30, 2013 (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.25*
Notice of Grant to Tyrone D. Mitchell, Jr., dated August 30, 2013 (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.26*
Form of Master Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.27*
Form of Stock Unit Award Agreement (Time-Based) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.28*
Form of Stock Unit Award Agreement (Performance-Based) (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.29*
2005 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 29, 2013, as filed with the Securities and Exchange Commission on October 29, 2013)

10.30*
Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

10.31*
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

10.32*
Notice of Grant to Charles M. Swoboda (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.33*
Notice of Grant to Michael E. McDevitt (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.34*
Notice of Grant to Norbert W. G. Hiller (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.35*
Form of Master Performance Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.36*
2013 Long-Term Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated October 28, 2014, filed with the Securities and Exchange Commission on October 28, 2014)

10.37
Credit Agreement, dated January 9, 2015, by and between Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of the Company, as guarantor, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated January 9, 2015, filed with the Securities and Exchange Commission on January 12, 2015)

16.1
Letter dated December 2, 2013 of Ernst & Young LLP to the SEC (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K, dated November 25, 2013, as filed with the Securities and Exchange Commission on December 2, 2013)

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ernst & Young LLP

23.3	Consent of KPMG

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1**	Audited financial statements of Lextar Electronics Corporation as of and for the year ended December 31, 2014.

101
The following materials from Cree, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 28, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of (Loss) Income; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements

*	Management contract or compensatory plan
**
The financial statements as of and for the year ended December 31, 2014 of Lextar Electronics Corporation, prepared by Lextar and audited by its independent public accounting firm, are included in this Annual Report pursuant to Rule 3-09 of Regulation S-X.