Form 10-Q
period 2015-09-27
CREE INC
filed 2015-10-21
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 14, 2015, was 103,045,259.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended September 27, 2015

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
(UNAUDITED)
CONSOLIDATED BALANCE SHEETS

	September 27, 2015	June 28, 2015
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$83,369	$139,710
Short-term investments	548,713	573,481
Total cash, cash equivalents and short-term investments	632,082	713,191
Accounts receivable, net	193,781	186,157
Income tax receivable	9,481	—
Inventories	289,089	280,576
Deferred income taxes	38,572	39,190
Prepaid expenses	26,284	29,932
Other current assets	55,383	54,851
Assets held for sale	6,871	4,353
Total current assets	1,251,543	1,308,250
Property and equipment, net	635,763	635,072
Goodwill	618,842	616,345
Intangible assets, net	330,777	317,154
Other long-term investments	34,611	57,595
Other assets	19,596	19,984
Total assets	$2,891,132	$2,954,400
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$158,140	$163,128
Accrued salaries and wages	48,014	45,415
Income taxes payable	—	2,035
Other current liabilities	45,664	44,208
Total current liabilities	251,818	254,786
Long-term liabilities:
Long-term debt	207,000	200,000
Deferred income taxes	21,975	12,174
Other long-term liabilities	21,455	21,084
Total long-term liabilities	250,430	233,258
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 27, 2015 and June 28, 2015; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 27, 2015 and June 28, 2015; 103,044 and 105,507 shares issued and outstanding at September 27, 2015 and June 28, 2015, respectively	128	131
Additional paid-in-capital	2,300,875	2,285,554
Accumulated other comprehensive income, net of taxes	6,231	5,798
Retained earnings	81,650	174,873
Total shareholders’ equity	2,388,884	2,466,356
Total liabilities and shareholders’ equity	$2,891,132	$2,954,400
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Three Months Ended
	September 27, 2015	September 28, 2014
	(In thousands, except per share amounts)
Revenue, net	$425,489	$427,672
Cost of revenue, net	293,741	291,852
Gross profit	131,748	135,820
Operating expenses:
Research and development	43,540	46,725
Sales, general and administrative	75,263	69,692
Amortization or impairment of acquisition-related intangibles	7,062	6,499
Loss on disposal or impairment of long-lived assets	14,573	1,447
Total operating expenses	140,438	124,363
Operating (loss) income	(8,690)	11,457
Non-operating (loss) income, net	(22,806)	2,904
(Loss) income before income taxes	(31,496)	14,361
Income tax (benefit) expense	(7,873)	3,231
Net (loss) income	($23,623)	$11,130
(Loss) earnings per share:
Basic	($0.23)	$0.09
Diluted	($0.23)	$0.09
Weighted average shares used in per share calculation:
Basic	103,473	119,605
Diluted	103,473	121,143
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	September 27, 2015	September 28, 2014
	(In thousands)
Net (loss) income	($23,623)	$11,130
Other comprehensive (loss) income:
Currency translation loss	(359)	(1,167)
Net unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit of ($490) and $339, respectively	792	(511)
Other comprehensive income (loss)	433	(1,678)
Comprehensive (loss) income	($23,190)	$9,452
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 27, 2015	September 28, 2014
	(In thousands)
Cash flows from operating activities:
Net (loss) income	($23,623)	$11,130
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	41,176	43,335
Stock-based compensation	15,074	16,759
Excess tax benefit from stock-based payment arrangements	(3)	(1,448)
Loss on disposal or impairment of long-lived assets	14,573	1,447
Amortization of premium/discount on investments	1,361	2,412
Loss on equity method investment	19,948	—
Foreign exchange loss on equity method investment	3,036	—
Deferred income taxes	1,040	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,406)	(12,018)
Inventories	(8,428)	(25,674)
Prepaid expenses and other assets	(1,502)	(3,176)
Accounts payable, trade	(472)	(2,164)
Accrued salaries and wages and other liabilities	(8,940)	(17,319)
Net cash provided by operating activities	46,834	13,284
Cash flows from investing activities:
Purchases of property and equipment	(49,883)	(63,446)
Purchases of patent and licensing rights	(4,314)	(4,806)
Proceeds from sale of property and equipment	3	43
Purchases of short-term investments	(121,628)	(171,067)
Proceeds from maturities of short-term investments	137,121	126,958
Proceeds from sale of short-term investments	8,643	4,667
Purchase of acquired business, net of cash acquired	(12,513)	—
Net cash used in investing activities	(42,571)	(107,651)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	195,000	60,000
Payments on long-term debt borrowings	(188,000)	(15,000)
Net proceeds from issuance of common stock	2,801	12,109
Excess tax benefit from stock-based payment arrangements	3	1,448
Repurchases of common stock	(69,604)	(54,325)
Net cash (used in) provided by financing activities	(59,800)	4,232
Effects of foreign exchange changes on cash and cash equivalents	(804)	(389)
Net decrease in cash and cash equivalents	(56,341)	(90,524)
Cash and cash equivalents:
Beginning of period	139,710	286,824
End of period	$83,369	$196,300
Supplemental disclosure of cash flow information:
Significant non-cash transactions:
Accrued property and equipment	$17,672	$17,400
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
In addition, the Company develops, manufactures and sells power and RF devices based on wide bandgap semiconductor materials such as SiC and gallium nitride (GaN). As previously announced, the Company has filed a confidential registration statement for an initial public offering to take this business public under the name Wolfspeed, Inc. The Company's power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. The Company's RF devices are made from GaN and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide (GaAs).
The majority of the Company's products are manufactured at its production facilities located in North Carolina, Wisconsin and China. The Company also uses contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. The Company operates research and development facilities in North Carolina, California, Wisconsin, India and China (including Hong Kong).

Cree, Inc. is a North Carolina corporation established in 1987 and is headquartered in Durham, North Carolina.
The Company's three reportable segments are:

•	Lighting Products

•	LED Products

•	Power and RF Products

For financial results by reportable segment, please refer to Note 13, "Reportable Segments."
Basis of Presentation
The consolidated balance sheet at September 27, 2015, the consolidated statements of (loss) income for the three months ended September 27, 2015 and September 28, 2014, the consolidated statements of comprehensive (loss) income for the three months ended September 27, 2015 and September 28, 2014, and the consolidated statements of cash flows for the three months ended September 27, 2015 and September 28, 2014 (collectively, the consolidated financial statements) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows at September 27, 2015, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 28, 2015 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2015 (fiscal 2015). The results of operations for the three months ended September 27, 2015 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 26, 2016 (fiscal 2016).
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.
Certain fiscal 2015 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2016 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.
Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09: Revenue from Contracts with Customers (Topic 606). The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The effective date will be the first quarter of the Company's fiscal year ending June 30, 2019, using one of two retrospective application methods. The Company is currently analyzing the impact of this new accounting guidance.
Note 2 – Acquisition
On July 8, 2015, the Company closed on the acquisition of Arkansas Power Electronics International, Inc. (APEI), a global leader in power modules and power electronics applications, pursuant to a merger agreement with APEI and certain shareholders of APEI, whereby the Company acquired all of the outstanding share capital of APEI in exchange for a base purchase price of $13.8 million, subject to certain adjustments.  In addition, if certain goals are achieved over the next two years, additional cash payments totaling up to $4.6 million may be made to the former APEI shareholders.  In connection with this acquisition, APEI became a wholly owned subsidiary of the Company, renamed Cree Fayetteville, Inc. (Cree Fayetteville).  Cree Fayetteville will not be considered a significant subsidiary of the Company and its results from operations will be reported as part of the Company's Power and RF Products segment.

The total estimated purchase price for this acquisition is as follows (in thousands):

Cash consideration paid to shareholders	$13,797
Post-closing adjustments	181
Contingent consideration	4,625
Total purchase price	$18,603

The purchase price for this acquisition has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$1,284
Accounts receivable	1,006
Inventories	143
Property and equipment	1,023
Other assets	427
Total tangible assets	3,883
Intangible assets:
Patents	40
Customer relationships	4,500
Developed technology	11,403
In-process research and development	7,565
Non-compete agreements	231
Goodwill	2,497
Total intangible assets	26,236
Liabilities assumed:
Accounts payable	55
Accrued expenses and liabilities	2,056
Other long-term liabilities	9,405
Total liabilities assumed	11,516
Net assets acquired	$18,603
The identifiable intangible assets acquired as a result of the acquisition will be amortized over their respective estimated useful lives as follows (in thousands, except for years):

	Asset Amount	Estimated Life in Years
Patents	$40	20
Customer relationships	4,500	4
Developed technology	11,403	10
In-process research and development[1]	7,565	-
Non-compete agreements	231	3
Total identifiable intangible assets	$23,739
(1) In-process research and development (IPR&D) is initially classified as indefinite-lived assets and tested for impairment at least annually or when indications of potential impairment exist. When an IPR&D project is complete, it is reclassified as an amortizable intangible asset and amortized over its estimated useful life.
Goodwill largely consists of expansion of product offerings of power modules and power electronics applications, manufacturing and other synergies of the combined companies, and the value of the assembled workforce.
The assets, liabilities, and operating results of APEI have been included in the Company's consolidated financial statements from the date of acquisition and are not significant to the Company as a whole.

Note 3 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	September 27, 2015	June 28, 2015
Billed trade receivables	$252,191	$246,969
Unbilled contract receivables	1,662	2,223
	253,853	249,192
Allowance for sales returns, discounts and other incentives	(54,430)	(58,094)
Allowance for bad debts	(5,642)	(4,941)
Accounts receivable, net	$193,781	$186,157
Inventories
The following table summarizes the components of inventories (in thousands):

	September 27, 2015	June 28, 2015
Raw material	$80,759	$86,331
Work-in-progress	98,618	93,424
Finished goods	109,712	100,821
Inventories	$289,089	$280,576
Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	September 27, 2015	June 28, 2015
Accrued taxes	$15,002	$13,935
Accrued professional fees	10,529	10,180
Accrued warranty	12,669	13,006
Accrued other	7,464	7,087
Other current liabilities	$45,664	$44,208
Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	September 27, 2015	June 28, 2015
Currency translation gain	$4,627	$4,986
Net unrealized gain on available-for-sale securities	1,604	812
Accumulated other comprehensive income, net of taxes	$6,231	$5,798

Non-Operating (Loss) Income, net
The following table summarizes the components of non-operating (loss) income, net (in thousands):

	Three Months Ended
	September 27, 2015	September 28, 2014
Foreign currency loss, net	($4,294)	($231)
Gain on sale of investments, net	2	2
Loss on equity method investment	(19,948)	—
Interest income, net	1,297	3,032
Other, net	137	101
Non-operating (loss) income, net	($22,806)	$2,904
Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified Out of Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of (Loss) Income
	Three Months Ended
	September 27, 2015	September 28, 2014
Net unrealized gain on available-for-sale securities, net of taxes	$2	$2	Non-operating (loss) income, net
	2	2	(Loss) income before income taxes
	1	—	Income tax (benefit) expense
	$1	$2	Net (loss) income
Note 4 – Investments
Investments consist of municipal bonds, corporate bonds and non-U.S. certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar Electronics Corporation.

The following tables summarize short-term investments (in thousands):

	September 27, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$192,470	$1,650	($91)	$194,029
Corporate bonds	158,116	1,174	(130)	159,160
Non-U.S. certificates of deposit	195,524	—	—	195,524
Total short-term investments	$546,110	$2,824	($221)	$548,713

	June 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$194,123	$988	($341)	$194,770
Corporate bonds	152,831	832	(158)	153,505
Non-U.S. certificates of deposit	225,206	—	—	225,206
Total short-term investments	$572,160	$1,820	($499)	$573,481
The following tables present the gross unrealized losses and estimated fair value of the Company's short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	September 27, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$25,072	($91)	$—	$—	$25,072	($91)
Corporate bonds	47,248	(117)	1,795	(13)	49,043	(130)
Total	$72,320	($208)	$1,795	($13)	$74,115	($221)
Number of securities with an unrealized loss		36		1		37

	June 28, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$53,204	($341)	$—	$—	$53,204	($341)
Corporate bonds	46,636	(143)	1,812	(15)	48,448	(158)
Total	$99,840	($484)	$1,812	($15)	$101,652	($499)
Number of securities with an unrealized loss		54		1		55
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses from the sale of investments are included in Non-operating (loss) income, net in the Consolidated Statements of (Loss) Income and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its securities to be impaired as of September 27, 2015 and June 28,

2015.
The contractual maturities of short-term investments as of September 27, 2015 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$12,772	$146,232	$35,025	$—	$194,029
Corporate bonds	33,732	92,471	32,957	—	159,160
Non-U.S. certificates of deposit	195,524	—	—	—	195,524
Total short-term investments	$242,028	$238,703	$67,982	$—	$548,713
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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of September 27, 2015, financial assets utilizing Level 1 inputs included money market funds, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, non-U.S. certificates of deposit, and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service's consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of September 27, 2015. There were no transfers between Level 1 and Level 2 during the three months ended September 27, 2015.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	September 27, 2015				June 28, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Non-U.S. certificates of deposit	$—	$158	$—	$158	$—	$157	$—	$157
Money market funds	8,416	—	—	8,416	16,457	—	—	16,457
Total cash equivalents	8,416	158	—	8,574	16,457	157	—	16,614
Short-term investments:
Municipal bonds	—	194,029	—	194,029	—	194,770	—	194,770
Corporate bonds	—	159,160	—	159,160	—	153,505	—	153,505
Non-U.S. certificates of deposit	—	195,524	—	195,524	—	225,206	—	225,206
Total short-term investments	—	548,713	—	548,713	—	573,481	—	573,481
Other long-term investments:
Common stock of non-U.S. corporations	—	34,611	—	34,611	—	57,595	—	57,595
Total other long-term investments	—	34,611	—	34,611	—	57,595	—	57,595
Total assets	$8,416	$583,482	$—	$591,898	$16,457	$631,233	$—	$647,690
Note 6 – Intangible Assets
Intangible Assets, net
The following table presents the components of intangible assets, net (in thousands):

	September 27, 2015			June 28, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$141,420	($73,670)	$67,750	$136,920	($72,063)	$64,857
Developed technology	174,163	(96,508)	77,655	162,760	(91,562)	71,198
Non-compete agreements	10,475	(8,467)	2,008	10,244	(7,958)	2,286
Trade names, finite-lived	520	(520)	—	520	(520)	—
Patent and licensing rights	148,217	(52,098)	96,119	150,038	(50,905)	99,133
Total intangible assets with finite lives	474,795	(231,263)	243,532	460,482	(223,008)	237,474
In-process research and development	7,565		7,565	—		—
Trade names, indefinite-lived	79,680		79,680	79,680		79,680
Total intangible assets	$562,040	($231,263)	$330,777	$540,162	($223,008)	$317,154
For the three months ended September 27, 2015, total amortization of finite-lived intangible assets was $9.6 million. For the three months ended September 28, 2014, total amortization of finite-lived intangible assets was $8.9 million.

Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 26, 2016 (remainder of fiscal 2016)	$28,201
June 25, 2017	35,613
June 24, 2018	34,401
June 30, 2019	21,738
June 28, 2020	16,645
Thereafter	106,934
Total future amortization expense	$243,532
Goodwill
Goodwill assigned to the Power and RF Products reporting unit increased by $2.5 million during the three months ended September 27, 2015 due to the acquisition of APEI, as discussed in Note 2, "Acquisition."
Note 7 – Long-term Debt
As of September 27, 2015, the Company had a $500 million secured revolving line of credit under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2020.
The Company classifies balances outstanding under its line of credit as long-term debt in the consolidated balance sheets. At September 27, 2015, the Company had $207 million outstanding under the line of credit and $293 million available for borrowing. For the three months ended September 27, 2015, the average interest rate was 0.99%. The average commitment fee percentage was 0.09% for the three months ended September 27, 2015. The Company was in compliance with all covenants in the line of credit at September 27, 2015.
Note 8 – Shareholders’ Equity
As of September 27, 2015, pursuant to an approval by the Board of Directors, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $500 million for all purchases from June 29, 2015 through the expiration of the program on June 26, 2016. During the three months ended September 27, 2015, the Company repurchased 2.7 million shares of common stock for $69.6 million under the stock repurchase program.
Note 9 – (Loss) Earnings Per Share
The following table presents the computation of basic (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended
	September 27, 2015	September 28, 2014
Net (loss) income	($23,623)	$11,130
Weighted average common shares	103,473	119,605
Basic (loss) earnings per share	($0.23)	$0.09

The following computation reconciles the differences between the basic and diluted (loss) earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended
	September 27, 2015	September 28, 2014
Net (loss) income	($23,623)	$11,130
Weighted average common shares - basic	103,473	119,605
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	—	1,538
Weighted average common shares - diluted	103,473	121,143
Diluted (loss) earnings per share	($0.23)	$0.09
Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three months ended September 27, 2015, there were 11.6 million of potential common shares not included in the calculation of diluted (loss) earnings per share because their effect was anti-dilutive. For the three months ended September 28, 2014, there were 5.2 million of potential common shares not included in the calculation of diluted (loss) earnings per share because their effect was anti-dilutive.
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

Stock Option Awards
The following table summarizes stock option awards outstanding as of September 27, 2015 and changes during the three months then ended (numbers of shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 28, 2015	10,714	$43.10
Granted	1,778	$26.01
Exercised	(120)	$22.86
Forfeited or expired	(347)	$45.95
Outstanding at September 27, 2015	12,025	$40.70
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of September 27, 2015, and changes during the three months then ended is as follows (numbers of awards and units in thousands):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 28, 2015	926	$45.47
Granted	1,119	$26.06
Vested	(334)	$45.03
Forfeited	(100)	$44.99
Nonvested at September 27, 2015	1,611	$32.11
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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	September 27, 2015	September 28, 2014
Income Statement Classification:
Cost of revenue, net	$3,029	$2,905
Research and development	3,532	4,471
Sales, general and administrative	8,513	9,383
Total stock-based compensation expense	$15,074	$16,759
Note 11 – Income Taxes
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
As of June 28, 2015, the Company's liability for unrecognized tax benefits was $17.8 million. During the three months ended September 27, 2015, the Company recognized a $0.6 million increase to the liability for unrecognized tax benefits due to uncertainty regarding intercompany transactions recently challenged by the Italian tax authority. As a result, the total liability for unrecognized tax benefits as of September 27, 2015 was $18.4 million. If any portion of this $18.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.2 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2012. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2011. For foreign purposes, the Company is generally no longer subject to tax examinations for tax periods 2005 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment. The Company is currently under audit by the Italian Revenue Agency for the fiscal year ended June 30, 2013.
On September 18, 2015, North Carolina enacted a single sales apportionment factor that will be phased in over three years starting in fiscal 2017. The use of a single sales apportionment factor is expected to reduce the Company’s future taxable income in North Carolina. As a result, the Company concluded that it is likely that $2.3 million of its total $3.9 million of North Carolina income tax credits will expire unused. The Company recorded a $1.5 million valuation allowance against the related deferred tax asset, representing the $2.3 million expiring tax credits net of federal benefit, resulting in an additional $1.5 million of income tax expense during the three months ended September 27, 2015.

Note 12 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 28, 2015	$13,968
Warranties accrued in current period	2,672
Recall costs accrued in current period	583
Expenditures	(3,604)
Balance at September 27, 2015	$13,619
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The Company accrues estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. The warranty reserves, which are primarily related to Lighting Products, are evaluated quarterly based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of September 27, 2015, $0.9 million of the Company's product warranty liabilities were classified as long-term.
In June 2015, the Company issued a voluntary recall of its linear LED T8 replacement lamps due to the hazard of overheating and melting. The Company expects the majority of the costs of the recall to be recoverable from insurance proceeds resulting in an immaterial impact to the Company’s financial results.
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
Note 13 – Reportable Segments

The Company's operating and reportable segments are:

•	Lighting Products

•	LED Products

•	Power and RF Products
Reportable Segments Description
The Company's Lighting Products segment primarily consists of LED lighting systems and bulbs. The Company's LED Products segment includes LED chips, LED components and SiC materials. The Company's Power and RF Products segment includes power devices and RF devices.
Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three months ended September 27, 2015 and September 28, 2014. The Company's CODM is the Chief Executive Officer. The Company used the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
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
Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended
	September 27, 2015	September 28, 2014
Revenue:
Lighting Products revenue	$248,031	$223,086
LED Products revenue	148,208	173,590
Power and RF Products revenue	29,250	30,996
Total revenue	$425,489	$427,672

Gross Profit and Gross Margin:
Lighting Products gross profit	$69,081	$55,592
Lighting Products gross margin	27.9%	24.9%
LED Products gross profit	52,659	67,624
LED Products gross margin	35.5%	39.0%
Power and RF Products gross profit	14,323	17,857
Power and RF Products gross margin	49.0%	57.6%
Total segment gross profit	136,063	141,073
Unallocated costs	(4,315)	(5,253)
Consolidated gross profit	$131,748	$135,820
Consolidated gross margin	31.0%	31.8%

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

Inventories for each of the Company's segments were as follows (in thousands):

	September 27, 2015	June 28, 2015
Lighting Products	$157,715	$150,755
LED Products	113,537	114,203
Power and RF Products	12,693	11,536
Total segment inventories	283,945	276,494
Unallocated inventories	5,144	4,082
Consolidated inventories	$289,089	$280,576

Note 14 - Costs Associated with LED Business Restructuring
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
The following table summarizes the actual and planned charges incurred through September 27, 2015 (in thousands):

Capacity and Overhead Cost Reductions	Estimated charges	Amounts incurred during the three months ended September 27, 2015	Cumulative amounts incurred through September 27, 2015	Affected Line Item in the Consolidated Statements of (Loss) Income
Loss on disposal or impairment of long-lived assets	$57,720	$13,878	$56,010	Loss on disposal or impairment of long-lived assets
Severance expense	2,319	300	2,319	Sales, general and administrative expenses
Lease termination and facility consolidation costs	4,559	1,735	3,564	Sales, general and administrative expenses
Increase in channel inventory reserves	26,479	—	26,479	Revenue, net
Increase in inventory reserves	11,091	—	11,091	Cost of revenue, net
Total restructuring charges	$102,168	$15,913	$99,463
The Company anticipates that the remaining restructuring charges will be recognized in the second quarter of fiscal 2016.
The following table presents the changes in the severance liability under the LED Products restructuring plan (in thousands):

Severance liability at June 30, 2014	$—
Severance expense	2,019
Severance payments	—
Severance liability at June 28, 2015	$2,019
Severance expense	300
Severance payments	(1,950)
Severance liability at September 27, 2015	$369
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

Executive Summary
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 28, 2015. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
In addition, we develop, manufacture and sell power and RF devices based on wide bandgap semiconductor materials such as SiC and gallium nitride (GaN). As previously announced, we have filed a confidential registration statement for an initial public offering to take this business public under the name Wolfspeed, Inc (Wolfspeed). Our power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Our RF devices are made from GaN and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide (GaAs).
The majority of our products are manufactured at our production facilities located in North Carolina, Wisconsin, and China. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, California, Wisconsin, India, and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987, and our headquarters are in Durham, North Carolina. For further information about our consolidated revenue and earnings, please see our consolidated financial statements included in Item 1 of this Quarterly Report.
Reportable Segments
Our three reportable segments are:

•	Lighting Products

•	LED Products

•	Power and RF Products
For further information about our reportable segments, please refer to Note 13, "Reportable Segments," in our consolidated financial statements included in Item 1 of this Quarterly Report.
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

Overview of the Three Months Ended September 27, 2015
The following is a summary of our financial results for the three months ended September 27, 2015:

•	Revenue decreased to $425 million for the three months ended September 27, 2015 from $428 million for the three months ended September 28, 2014.

•
Gross profit decreased to $132 million for the three months ended September 27, 2015 from $136 million for the three months ended September 28, 2014. Gross margin declined to 31% for the three months ended September 27, 2015 from 32% for the three months ended September 28, 2014.

•
Operating loss was $9 million for the three months ended September 27, 2015 compared to operating income of $11 million for the three months ended September 28, 2014. Net loss per diluted share was $0.23 for the three months ended September 27, 2015 compared to net income per diluted share of $0.09 for the three months ended September 28, 2014.

•
Cash, cash equivalents and short-term investments decreased to $0.6 billion at September 27, 2015 compared to $0.7 billion at June 28, 2015. Cash provided by operating activities was $47 million for the three months ended September 27, 2015 compared to $13 million for the three months ended September 28, 2014.

•	Inventories increased to $289 million at September 27, 2015 compared to $281 million at June 28, 2015.

•	Purchases of property and equipment were $50 million for the three months ended September 27, 2015 compared to $63 million for the three months ended September 28, 2014.
Business Outlook
We project that the markets for our products will expand, but remain highly competitive during fiscal 2016. We anticipate focusing on the following key areas, among others, to position the Company to take advantage of the growing market opportunities while responding to this competitive environment:

•	Build financial momentum. We target overall company revenue growth of approximately 10% in fiscal 2016 with operating margins increasing for the year. The key components are:

•	grow our commercial Lighting business and improve product margins;

•	stabilize our LED business;

•	expand our Power and RF business; and

•	manage our operating expenses to improve operating leverage.

•
Innovate to continue to lead in each of our business segments. We have established ourselves as the innovation leader in Lighting, LEDs and wide bandgap Power and RF. We are focused on continuing to develop new products that deliver fundamentally more value to drive new customer demand and build our brand.

•
Promote future growth in Power and RF. Our Wolfspeed business filed a confidential registration statement for an initial public offering intended in fiscal 2016 to raise capital to support the business's targeted future growth. We believe that such a transaction would allow Cree shareholders to better realize the full value of both businesses.

Results of Operations
The following table sets forth certain consolidated statement of (loss) income data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended
	September 27, 2015		September 28, 2014
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$425,489	100%	$427,672	100%
Cost of revenue, net	293,741	69%	291,852	68%
Gross profit	131,748	31%	135,820	32%
Research and development	43,540	10%	46,725	11%
Sales, general and administrative	75,263	18%	69,692	16%
Amortization or impairment of acquisition-related intangibles	7,062	2%	6,499	2%
Loss on disposal or impairment of long-lived assets	14,573	3%	1,447	—%
Operating (loss) income	(8,690)	(2)%	11,457	3%
Non-operating (loss) income, net	(22,806)	(5)%	2,904	1%
(Loss) income before income taxes	(31,496)	(7)%	14,361	3%
Income tax (benefit) expense	(7,873)	(2)%	3,231	1%
Net (loss) income	($23,623)	(6)%	$11,130	3%
Basic (loss) earnings per share	($0.23)		$0.09
Diluted (loss) earnings per share	($0.23)		$0.09

LED Business Restructuring
In June 2015, our Board of Directors approved a plan to restructure the LED Products business. The restructuring is expected to reduce excess capacity and overhead in order to improve the cost structure moving forward. The primary components of the restructuring include the planned sale or abandonment of certain manufacturing equipment, facility consolidation and the elimination of certain positions.

The following table summarizes the actual and planned charges incurred through September 27, 2015 (in thousands):

Capacity and Overhead Cost Reductions	Estimated charges	Amounts incurred during the three months ended September 27, 2015	Cumulative amounts incurred through September 27, 2015	Affected Line Item in the Consolidated Statements of (Loss) Income
Loss on disposal or impairment of long-lived assets	$57,720	$13,878	$56,010	Loss on disposal or impairment of long-lived assets
Severance expense	2,319	300	2,319	Sales, general and administrative expenses
Lease termination and facility consolidation costs	4,559	1,735	3,564	Sales, general and administrative expenses
Increase in channel inventory reserves	26,479	—	26,479	Revenue, net
Increase in inventory reserves	11,091	—	11,091	Cost of revenue, net
Total restructuring charges	$102,168	$15,913	$99,463

Revenue

Revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended
	September 27, 2015	September 28, 2014	Change
Lighting Products revenue	$248,031	$223,086	$24,945	11%
Percent of revenue	58%	52%
LED Products revenue	148,208	173,590	(25,382)	(15)%
Percent of revenue	35%	41%
Power and RF Products revenue	29,250	30,996	(1,746)	(6)%
Percent of revenue	7%	7%
Total revenue	$425,489	$427,672	($2,183)	(1)%
Our consolidated revenue decreased 1% to $425.5 million for the three months ended September 27, 2015 from $427.7 million for the three months ended September 28, 2014. This decrease was driven by the 15% decrease in LED Products revenue and the 6% decrease in Power and RF Products revenue that was mostly offset by the 11% increase in Lighting Products revenue.
Lighting Products Segment Revenue
Lighting Products revenue represented approximately 58% and 52% of our total revenue for the three months ended September 27, 2015 and September 28, 2014, respectively.
Lighting Products revenue increased 11% to $248.0 million for the three months ended September 27, 2015 from $223.1 million for the three months ended September 28, 2014. This increase was due to the growth of commercial lighting fixtures, which more than offset the decline in consumer bulb sales and which resulted in an overall increase in Average Selling Price (ASP). ASP increased 26% and total units sold decreased 12% for the three months ended September 27, 2015 compared to the three months ended September 28, 2014 primarily due to the higher commercial lighting fixture sales and lower unit sales of consumer bulb products.
LED Products Segment Revenue
LED Products revenue represented 35% and 41% of our total revenue for the three months ended September 27, 2015 and September 28, 2014, respectively.
LED Products revenue decreased 15% to $148.2 million for the three months ended September 27, 2015 from $173.6 million for the three months ended September 28, 2014. This decrease was the result of a 27% reduction in ASP due primarily to increased global competition for LED products which impacted our LED product lines, partially offset by a 13% increase in the number of units sold.
Power and RF Products Segment Revenue
Power and RF Products revenue represented approximately 7% of our total revenue for both the three months ended September 27, 2015 and September 28, 2014.
Power and RF Products revenue decreased 6% to $29.3 million for the three months ended September 27, 2015 from $31.0 million for the three months ended September 28, 2014. This decrease was primarily the result of a decrease in the number of RF units sold, partially offset by an increase in ASP. The number of units sold decreased 34% for the three months ended September 27, 2015 compared to the three months ended September 28, 2014. The increase in ASP was 31% for the three months ended September 27, 2015 compared to the three months ended September 28, 2014 due to a higher mix of higher value Power and RF products.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Three Months Ended
	September 27, 2015	September 28, 2014	Change
Lighting Products gross profit	$69,081	$55,592	$13,489	24%
Lighting Products gross margin	27.9%	24.9%
LED Products gross profit	52,659	67,624	(14,965)	(22)%
LED Products gross margin	35.5%	39.0%
Power and RF Products gross profit	14,323	17,857	(3,534)	(20)%
Power and RF Products gross margin	49.0%	57.6%
Unallocated costs	(4,315)	(5,253)	938	(18)%
Consolidated gross profit	$131,748	$135,820	($4,072)	(3)%
Consolidated gross margin	31.0%	31.8%
Our consolidated gross profit decreased 3% to $131.7 million for the three months ended September 27, 2015 from $135.8 million for the three months ended September 28, 2014. Our consolidated gross margin decreased to 31.0% for the three months ended September 27, 2015 from 31.8% for the three months ended September 28, 2014.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit increased 24% to $69.1 million for the three months ended September 27, 2015 from $55.6 million for the three months ended September 28, 2014. Lighting Products gross margin increased to 27.9% for the three months ended September 27, 2015 from 24.9% for the three months ended September 28, 2014. Lighting Products gross profit increased for the three months ended September 27, 2015 as compared to the three months ended September 28, 2014 due to higher commercial lighting fixture sales as discussed above. Lighting Products gross margin increased for the three months ended September 27, 2015 as compared to the three months ended September 28, 2014 due to factory cost reductions and the higher mix of commercial lighting fixture sales.

LED Products Segment Gross Profit and Gross Margin
LED Products gross profit decreased 22% to $52.7 million for the three months ended September 27, 2015 from $67.6 million for the three months ended September 28, 2014. LED Products gross margin decreased to 35.5% for the three months ended September 27, 2015 from 39.0% for the three months ended September 28, 2014. LED Products gross profit and gross margin decreased primarily due to lower pricing resulting from the increased global competition for LED products for the three months ended September 27, 2015 as compared to the three months ended September 28, 2014.
Power and RF Products Segment Gross Profit and Gross Margin
Power and RF Products gross profit decreased 20% to $14.3 million for the three months ended September 27, 2015 from $17.9 million for the three months ended September 28, 2014. Power and RF Products gross margin decreased to 49.0% for the three months ended September 27, 2015 from 57.6% for the three months ended September 28, 2014. Power and RF Products gross profit and gross margin decreased for the three months ended September 27, 2015 as compared to the three months ended September 28, 2014 due to changes in product mix.
Unallocated Costs
Unallocated costs were $4.3 million and $5.3 million for the three months ended September 27, 2015 and September 28, 2014, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources. The decrease for the three months ended September 27, 2015 as compared to the three months ended September 28, 2014 was primarily attributable to lower incentive compensation.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following table sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended
	September 27, 2015	September 28, 2014	Change
Research and development	$43,540	$46,725	($3,185)	(7)%
Percent of revenue	10%	11%
Research and development expenses for the three months ended September 27, 2015 decreased 7% to $43.5 million from $46.7 million for the three months ended September 28, 2014. This decrease was primarily due to cost management and the nature of current research and development projects. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities.

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

	Three Months Ended
	September 27, 2015	September 28, 2014	Change
Sales, general and administrative	$75,263	$69,692	$5,571	8%
Percent of revenue	18%	16%
Sales, general and administrative expenses for the three months ended September 27, 2015 increased 8% to $75.3 million from $69.7 million for the three months ended September 28, 2014. The increase was primarily due to an increase in spending on legal fees related to recent cases we have filed in connection with enforcing our patent rights and facilities consolidation costs pursuant to our restructuring plan discussed above.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names. Amortization of intangible assets related to our acquisitions was as follows (in thousands, except percentages):

	Three Months Ended
	September 27, 2015	September 28, 2014	Change
Customer relationships	$1,607	$1,345	$262	19%
Developed technology	4,946	4,660	286	6%
Non-compete agreements	509	490	19	4%
Trade names, finite-lived	—	4	(4)	(100)%
Total amortization	$7,062	$6,499	$563	9%
Amortization of acquisition-related intangibles increased for the three months ended September 27, 2015 compared to the three months ended September 28, 2014 due to the amortization of intangibles related to the Arkansas Power Electronics International, Inc. (APEI) acquisition in July 2015 as discussed in Note 2, “Acquisition,” in our consolidated financial statements in Part I, Item 1 of this Quarterly Report.
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
The following table sets forth our loss on disposal or impairment of long-lived assets (in thousands, except percentages):

	Three Months Ended
	September 27, 2015	September 28, 2014	Change
Loss on disposal or impairment of long-lived assets	$14,573	$1,447	$13,126	907%
We recognized a net loss of $14.6 million and $1.4 million on the disposal of long-lived assets for the three months ended September 27, 2015 and September 28, 2014, respectively. The increase was primarily due to the planned sale or abandonment of certain long-lived assets to reduce excess manufacturing capacity pursuant to our restructuring plan discussed above.

Non-Operating (Loss) Income, net
The following table sets forth our non-operating (loss) income, net (in thousands, except percentages):

	Three Months Ended
	September 27, 2015	September 28, 2014	Change
Gain on sale of investments, net	$2	$2	$—	—%
Loss on equity method investment	(19,948)	—	(19,948)	—
Foreign currency loss, net	(4,294)	(231)	(4,063)	1,759%
Interest income, net	1,297	3,032	(1,735)	(57)%
Other, net	137	101	36	36%
Non-operating (loss) income, net	($22,806)	$2,904	($25,710)	(885)%

Gain on sale of investments, net. Gain on sale of investments, net was $2 thousand for both the three months ended September 27, 2015 and the three months ended September 28, 2014.
Loss on equity method investment. Loss on equity method investment was $19.9 million for the three months ended September 27, 2015 due to the decrease in the fair value of our Lextar Electronics Corporation (Lextar) investment. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price declined from 21.55 New Taiwan Dollar (TWD) at June 28, 2015 to 13.90 TWD at September 27, 2015. This downward stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. Any future stock price declines will be recorded as further losses on equity method investment based on the decrease in the fair value of the investment during the applicable fiscal period, which could have a material adverse effect on our results of operations.
Foreign currency loss, net. Foreign currency loss, net consisted primarily of remeasurement adjustments resulting from our investment in Lextar and consolidating our international subsidiaries. The foreign currency loss for the three months ended September 27, 2015 was primarily due to fluctuation in the exchange rate between the TWD and the United States Dollar related to our Lextar investment. The foreign currency loss for the three months ended September 28, 2014 was primarily due to fluctuations in the exchange rate between the Euro and the United States Dollar.
Interest income, net. Interest income, net was $1.3 million for the three months ended September 27, 2015 compared to $3.0 million for the three months ended September 28, 2014. The decrease in interest income, net for the three months ended September 27, 2015 was primarily due to lower invested balances and higher interest expense associated with our line of credit as compared to the three months ended September 28, 2014.
Other, net. Other, net was $0.1 million for both the three months ended September 27, 2015 and September 28, 2014.
Income Tax (Benefit) Expense
The following table sets forth our income tax (benefit) expense in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended
	September 27, 2015	September 28, 2014	Change
Income tax (benefit) expense	($7,873)	$3,231	($11,104)	(344)%
Effective tax rate	25.0%	22.5%

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
We recognized income tax benefit of $7.9 million for an effective tax rate of 25% for the three months ended September 27, 2015 as compared to income tax expense of $3.2 million for an effective tax rate of 22.5% for the three months ended September 28,

2014. The increase in our effective tax rate for the three months ended September 27, 2015 was primarily due to an increased percentage of fiscal 2016's target income being earned in higher tax jurisdictions.
Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities, cash generated from operations and availability under our line of credit. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have a $500 million line of credit as discussed in Note 7, “Long-term Debt,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The purpose of this facility is to provide short term flexibility to optimize returns on our cash and investment portfolio while funding share repurchases, capital expenditures and other general business needs.
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
From time to time, we evaluate strategic opportunities, including potential acquisitions, divestitures or investments in complementary businesses, and we anticipate continuing to make such evaluations. We may also access capital markets through the issuance of debt or additional shares of common stock in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities. In May 2015, we announced that Wolfspeed filed a confidential registration statement for an initial public offering. An initial public offering would raise capital to invest directly in the Power and RF Products business to support targeted future growth. Additionally, on July 8, 2015, Cree closed on the acquisition of APEI as discussed in Note 2, “Acquisition,” in our consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Liquidity
Our liquidity and capital resources primarily depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.
The following table presents the components of our cash conversion cycle:

	Three Months Ended
	September 27, 2015	June 28, 2015	Change
Days of sales outstanding(a)	41	44	(3)
Days of supply in inventory(b)	89	83	6
Days in accounts payable(c)	(48)	(48)	—
Cash conversion cycle	82	79	3

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
The increase in the cash conversion cycle was primarily driven by an increase in the days supply in inventory, partially offset by a decrease in days of sales outstanding during the three months ended September 27, 2015.
As of September 27, 2015, we had unrealized losses on our investments of $0.2 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at September 27, 2015 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of September 27, 2015.
Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Three Months Ended
	September 27, 2015	September 28, 2014	Change
Net cash provided by operating activities	$46,834	$13,284	$33,550	253%
Net cash used in investing activities	(42,571)	(107,651)	65,080	(60)%
Net cash (used in) provided by financing activities	(59,800)	4,232	(64,032)	(1,513)%
Effects of foreign exchange changes on cash and cash equivalents	(804)	(389)	(415)	107%
Net decrease in cash and cash equivalents	($56,341)	($90,524)	$34,183
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities increased to $46.8 million for the three months ended September 27, 2015 from $13.3 million for the three months ended September 28, 2014. This increase was primarily due to changes in our working capital.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash used in investing activities was $42.6 million for the three months ended September 27, 2015 compared to $107.7 million for the three months ended September 28, 2014. This decrease in net cash used was primarily due to a decrease in net purchases of short-term investments of $64 million and a $14 million decrease in our capital spending for the three months ended September 27, 2015 compared to the three months ended September 28, 2014. This was partially offset by the $12.5 million in net spend to acquire APEI in the first quarter of fiscal 2016.
For fiscal 2016, we target approximately $150.0 million of capital investment, which is primarily related to infrastructure projects to support our longer term growth and strategic priorities.
Cash Flows from Financing Activities
Net cash used in financing activities was $59.8 million for the three months ended September 27, 2015 and net cash provided by financing activities was $4.2 million for the three months ended September 28, 2014. For the three months ended September 27, 2015, our financing activities primarily consisted of the repurchase of common stock worth approximately $69.6 million, partially offset by net borrowings on our current line of credit of $7 million, and proceeds of $2.8 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises. For the three months ended September 28, 2014, our financing activities primarily consisted of net borrowings on our line of credit of $45 million, proceeds of $13.6 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises, partially offset by the repurchase of common stock worth approximately $54.3 million.

Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 27, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 28, 2015, in the section entitled “Contractual Obligations” for the future minimum lease payments due under our operating leases as of June 28, 2015. There have been no significant changes to the contractual obligations discussed therein.
Critical Accounting Policies and Estimates
For information about our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2015.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and the estimated effects, if any, on our consolidated financial statements, see Note 1, “Basis of Presentation and New Accounting Standards,” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2015. There have been no material changes to the amounts presented therein.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 12, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2015 and any subsequent periodic reports. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
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
With the growth potential for LEDs, we will continue to face increased competition in the future. If the investment in capacity exceeds the growth in demand, such as exists in the current market, the LED market is likely to become more competitive with additional pricing pressures. Additionally, new technologies could emerge or improvements could be made in existing technologies that may also reduce the demand for LEDs in certain markets. There are also new technologies, such as organic LEDs (OLEDs), which could potentially reduce LED demand for backlighting, potentially impacting the overall LED market.
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
The completion of the proposed IPO of Wolfspeed, our Power and RF Products segment, is subject to numerous conditions, including market conditions, and may not occur on favorable terms or at all. We have not yet determined the number of shares of common stock of our Power and RF subsidiary that will be sold in the proposed IPO or the valuation of such shares. Therefore, the amount of cash proceeds we expect to receive in the proposed IPO and related transactions is uncertain.
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

•
although we have not made any determination regarding whether we will dispose of our remaining interests in Wolfspeed following the proposed IPO, to the extent that further dispositions result in our owning less than a controlling financial interest, Wolfspeed's financial results may no longer be consolidated with our financial results and we may be required to report Wolfspeed’s operating results as discontinued operations, which may materially and adversely affect our consolidated results of operations.

We may not complete the proposed IPO, in which event we will have incurred significant expenses that we will be unable to recover, and for which we will not receive any benefit. If the proposed IPO is completed, Wolfspeed would be a new publicly traded company. We cannot make any assurances that the proposed IPO, if completed, will increase the market value of Cree.
If we fail to evaluate and execute strategic opportunities successfully, our business may suffer.
From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments, joint ventures, divestitures, or spin-offs. If we choose to enter into such transactions, we face certain risks including:

•	the failure of an acquired business, investee or joint venture to meet our performance expectations;

•	identification of additional liabilities relating to an acquired business;

•	loss of existing customers of our current and acquired businesses due to concerns that new product lines may be in competition with the customers’ existing product lines;

•	difficulty integrating an acquired business's operations, personnel and financial and operating systems into our current business;

•	diversion of management attention;

•	uncertainty of the financial markets or circumstances that cause conditions that are less favorable and/or different than expected;

•	difficulty separating the operations, personnel and financial and operating systems of a spin-off or divestiture from our current business; and

•	expenses incurred to complete a transaction may be significantly higher than anticipated.
We may not be able to adequately address these risks or any other problems that arise from our prior or future acquisitions, investments, joint ventures, divestitures or spin-offs. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any such business transaction could adversely affect our business, results of operations or financial condition.
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
Changes in governmental budget priorities could adversely affect our business and results of operations.  U.S. and foreign government agencies have purchased products directly from us and products from our customers, and U.S. government agencies have historically funded a portion of our research and development activities.  When the government changes budget priorities, such as in times of war or financial crisis, or reallocates its research and development spending to areas unrelated to our business, our research and development funding and our product sales to government entities and government-funded customers are at risk.  For example, demand and payment for our products and our customers’ products may be affected by public sector budgetary cycles, funding authorizations or utility rebates. Funding reductions or delays could negatively impact demand for our products. If government or utility funding is discontinued or significantly reduced, our business and results of operations could be adversely affected.
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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar Electronics Corporation (Lextar), a public company in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of fiscal 2015, and this downward stock price trend has continued during the first quarter of fiscal 2016 and may continue in the future. As required by Rule 3-09 of Regulation S-X, we filed Lextar’s financial statements, prepared by Lextar and audited by its independent public accounting firm, as of and for the year ended December 31, 2014 as an exhibit to our Annual Report on Form 10-K for the fiscal year ended June 28, 2015.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $23.95 to a high of $41.42 during the 12 months ended September 27, 2015. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
We have outstanding debt which could materially restrict our business and adversely affect our financial condition, liquidity and results of operations.
Our indebtedness consists of borrowings from our revolving line of credit. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
The level of outstanding debt under this line of credit may adversely affect our operating results and financial condition by, among other things:

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
Our line of credit requires us to maintain compliance with certain financial ratios. In addition, our line of credit contains certain restrictions that could limit our ability to, among other things: incur additional indebtedness, dispose of assets, create liens on assets, make acquisitions or engage in mergers or consolidations, and engage in certain transactions with our subsidiaries and affiliates. These restrictions could limit our ability to plan for or react to changing business conditions, or could otherwise restrict our business activities and plans.
Our ability to comply with our loan covenants may also be affected by events beyond our control and if any of these restrictions or terms is breached, it could lead to an event of default under our line of credit. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under our line of credit. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

There were no unregistered securities sold during the first quarter of fiscal 2016.

Stock Repurchase Program

The following table summarizes stock repurchase activity for the first quarter of fiscal 2016 (in thousands, except price per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[1]
Shares repurchased under our Stock Repurchase Program
June 29, 2015 to July 26, 2015	1,976	$25.29	1,976	$450,013
July 27, 2015 to August 23, 2015	243	$27.21	2,219	$443,412
August 24, 2015 to September 27, 2015	504	$25.91	2,723	$430,341
Total	2,723	$25.58

(1)
On June 18, 2015, our Board of Directors approved an increase in the amount of our stock repurchase program, authorizing us to repurchase shares of our common stock having an aggregate purchase price not exceeding $500 million for all purchases from June 29, 2015 through the expiration of the program on June 26, 2016.

Since the inception of our stock repurchase program in January 2001 through September 27, 2015, we have repurchased 31.2 million shares of our common stock at an average price of $29.68 per share with an aggregate value of $924.7 million. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Notice of Grant to Charles M. Swoboda, dated August 24, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 24, 2015, filed with the Securities and Exchange Commission on August 27, 2015)

10.2
Notice of Grant to Michael E. McDevitt, dated August 24, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 24, 2015, filed with the Securities and Exchange Commission on August 27, 2015)

10.3
Notice of Grant to Norbert W. G. Hiller, dated August 24, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 24, 2015, filed with the Securities and Exchange Commission on August 27, 2015)

10.4
Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 24, 2015, filed with the Securities and Exchange Commission on August 27, 2015)

10.5	Schedule of Compensation for Non-Employee Directors
10.6	Form of Performance Share Award Agreement - Section 16 Officer
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

October 21, 2015

/s/ MICHAEL E. MCDEVITT
Michael E. McDevitt
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Notice of Grant to Charles M. Swoboda, dated August 24, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 24, 2015, filed with the Securities and Exchange Commission on August 27, 2015)

10.2
Notice of Grant to Michael E. McDevitt, dated August 24, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 24, 2015, filed with the Securities and Exchange Commission on August 27, 2015)

10.3
Notice of Grant to Norbert W. G. Hiller, dated August 24, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 24, 2015, filed with the Securities and Exchange Commission on August 27, 2015)

10.4
Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 24, 2015, filed with the Securities and Exchange Commission on August 27, 2015)

10.5	Schedule of Compensation for Non-Employee Directors
10.6	Form of Performance Share Award Agreement - Section 16 Officer
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements