Form 10-Q
period 2015-12-27
CREE INC
filed 2016-01-20
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2015
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 13, 2016, was 100,931,165.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended December 27, 2015
INDEX

Description		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of December 27, 2015 (unaudited) and June 28, 2015 (unaudited)	3

	Consolidated Statements of Income (Loss) for the three and six months ended December 27, 2015 (unaudited) and December 27, 2014 (unaudited)	4

	Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 27, 2015 (unaudited) and December 28, 2014 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended December 27, 2015 (unaudited) and December 28, 2014 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	48

Item 6.	Exhibits	49

SIGNATURE		50
EXHIBIT INDEX		51

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
(UNAUDITED)
CONSOLIDATED BALANCE SHEETS

	December 27, 2015	June 28, 2015
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$90,586	$139,710
Short-term investments	526,567	573,481
Total cash, cash equivalents and short-term investments	617,153	713,191
Accounts receivable, net	183,053	186,157
Income tax receivable	8,926	—
Inventories	280,810	280,576
Deferred income taxes	—	39,190
Prepaid expenses	23,763	29,932
Other current assets	55,829	54,851
Assets held for sale	5,640	4,353
Total current assets	1,175,174	1,308,250
Property and equipment, net	623,349	635,072
Goodwill	618,828	616,345
Intangible assets, net	323,666	317,154
Other long-term investments	41,873	57,595
Deferred income taxes	27,607	8,893
Other assets	10,161	11,091
Total assets	$2,820,658	$2,954,400
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$139,678	$163,128
Accrued salaries and wages	52,952	45,415
Income taxes payable	—	2,035
Other current liabilities	43,009	44,208
Total current liabilities	235,639	254,786
Long-term liabilities:
Long-term debt	205,000	200,000
Deferred income taxes	1,255	12,174
Other long-term liabilities	18,241	21,084
Total long-term liabilities	224,496	233,258
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 27, 2015 and June 28, 2015; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at December 27, 2015 and June 28, 2015; 100,929 and 105,507 shares issued and outstanding at December 27, 2015 and June 28, 2015, respectively	125	131
Additional paid-in-capital	2,321,310	2,285,554
Accumulated other comprehensive income, net of taxes	5,621	5,798
Retained earnings	33,467	174,873
Total shareholders’ equity	2,360,523	2,466,356
Total liabilities and shareholders’ equity	$2,820,658	$2,954,400
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(In thousands, except per share amounts)
Revenue, net	$435,806	$413,157	$861,295	$840,829
Cost of revenue, net	300,655	276,378	594,396	568,230
Gross profit	135,151	136,779	266,899	272,599
Operating expenses:
Research and development	41,952	46,989	85,492	93,714
Sales, general and administrative	74,691	72,375	149,954	142,067
Amortization or impairment of acquisition-related intangibles	7,062	6,495	14,124	12,994
Loss on disposal or impairment of long-lived assets	2,014	735	16,587	2,182
Total operating expenses	125,719	126,594	266,157	250,957
Operating income	9,432	10,185	742	21,642
Non-operating income (loss), net	8,015	1,728	(14,791)	4,632
Income (loss) before income taxes	17,447	11,913	(14,049)	26,274
Income tax expense (benefit)	3,489	(238)	(4,384)	2,993
Net income (loss)	$13,958	$12,151	($9,665)	$23,281
Earnings (loss) per share:
Basic	$0.14	$0.11	($0.09)	$0.20
Diluted	$0.14	$0.10	($0.09)	$0.20
Weighted average shares used in per share calculation:
Basic	102,391	115,264	102,932	117,435
Diluted	102,521	115,845	102,932	118,599
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(In thousands)
Net income (loss)	$13,958	$12,151	($9,665)	$23,281
Other comprehensive income (loss):
Currency translation loss	(430)	(735)	(789)	(1,902)
Net unrealized (loss) gain on available-for-sale securities, net of tax benefit (expense) of $113, $489, ($376) and $827, respectively	(180)	(800)	612	(1,311)
Other comprehensive loss	(610)	(1,535)	(177)	(3,213)
Comprehensive income (loss)	$13,348	$10,616	($9,842)	$20,068
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 27, 2015	December 28, 2014
	(In thousands)
Cash flows from operating activities:
Net (loss) income	($9,665)	$23,281
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	81,380	87,143
Stock-based compensation	29,462	33,196
Excess tax benefit from stock-based payment arrangements	(12)	(1,651)
Loss on disposal or impairment of long-lived assets	16,587	2,182
Amortization of premium/discount on investments	2,747	3,537
Loss (gain) on equity method investment	12,922	(679)
Foreign exchange loss on equity method investment	2,800	2,156
Deferred income taxes	180	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,885	5,571
Inventories	(514)	(47,702)
Prepaid expenses and other assets	11,426	(5,457)
Accounts payable, trade	(8,434)	(44,784)
Accrued salaries and wages and other liabilities	(18,968)	(28,741)
Net cash provided by operating activities	123,796	28,052
Cash flows from investing activities:
Purchases of property and equipment	(81,804)	(113,375)
Purchases of patent and licensing rights	(7,628)	(9,604)
Proceeds from sale of property and equipment	2,376	60
Purchases of short-term investments	(169,197)	(195,892)
Proceeds from maturities of short-term investments	194,406	240,463
Proceeds from sale of short-term investments	19,352	192,153
Purchase of other long-term investments	—	(80,566)
Purchase of acquired business, net of cash acquired	(12,513)	—
Net cash (used in) provided by investing activities	(55,008)	33,239
Cash flows from financing activities:
Proceeds from long-term debt borrowings	368,000	265,000
Payments on long-term debt borrowings	(363,000)	(115,000)
Net proceeds from issuance of common stock	9,939	21,089
Excess tax benefit from stock-based payment arrangements	12	1,651
Repurchases of common stock	(131,749)	(320,349)
Net cash used in financing activities	(116,798)	(147,609)
Effects of foreign exchange changes on cash and cash equivalents	(1,114)	(546)
Net decrease in cash and cash equivalents	(49,124)	(86,864)
Cash and cash equivalents:
Beginning of period	139,710	286,824
End of period	$90,586	$199,960
Supplemental disclosure of cash flow information:
Significant non-cash transactions:
Accrued property and equipment	$7,681	$20,204
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
Basis of Presentation
The consolidated balance sheet at December 27, 2015, the consolidated statements of income (loss) for the three and six months ended December 27, 2015 and December 28, 2014, the consolidated statements of comprehensive income (loss) for the three and six months ended December 27, 2015 and December 28, 2014, and the consolidated statements of cash flows for the six months ended December 27, 2015 and December 28, 2014 (collectively, the consolidated financial statements) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows at December 27, 2015, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 28, 2015 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2015 (fiscal 2015). The results of operations for the three and six months ended December 27, 2015 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 26, 2016 (fiscal 2016).
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

Income Taxes

In November 2015, the FASB issued ASU No. 2015-17: Income Taxes (Topic 740). The ASU requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current or noncurrent in a classified balance sheet. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application of the ASU is permitted as of the beginning of an interim or annual reporting period and may be applied either prospectively or retrospectively to all periods presented. The Company has adopted the provisions of this ASU prospectively for the interim period ended December 27, 2015 and therefore, prior periods were not retrospectively adjusted. The Company’s adoption of the new accounting guidance did not have a significant impact on its consolidated financial statements.
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

The purchase price for this acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$1,284
Accounts receivable	1,006
Inventories	143
Property and equipment	935
Other assets	270
Total tangible assets	3,638
Intangible assets:
Patents	40
Customer relationships	4,500
Developed technology	11,403
In-process research and development	7,565
Non-compete agreements	231
Goodwill	2,483
Total intangible assets	26,222
Liabilities assumed:
Accounts payable	55
Accrued expenses and liabilities	1,911
Other long-term liabilities	9,291
Total liabilities assumed	11,257
Net assets acquired	$18,603
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

Note 3 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	December 27, 2015	June 28, 2015
Billed trade receivables	$232,652	$246,969
Unbilled contract receivables	2,530	2,223
	235,182	249,192
Allowance for sales returns, discounts and other incentives	(46,574)	(58,094)
Allowance for bad debts	(5,555)	(4,941)
Accounts receivable, net	$183,053	$186,157
Inventories
The following table summarizes the components of inventories (in thousands):

	December 27, 2015	June 28, 2015
Raw material	$81,596	$86,331
Work-in-progress	95,347	93,424
Finished goods	103,867	100,821
Inventories	$280,810	$280,576
Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	December 27, 2015	June 28, 2015
Accrued taxes	$16,063	$13,935
Accrued professional fees	6,863	10,180
Accrued warranty	12,073	13,006
Accrued other	8,010	7,087
Other current liabilities	$43,009	$44,208
Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	December 27, 2015	June 28, 2015
Currency translation gain	$4,197	$4,986
Net unrealized gain on available-for-sale securities	1,424	812
Accumulated other comprehensive income, net of taxes	$5,621	$5,798

Non-Operating Income (Loss), net
The following table summarizes the components of non-operating income (loss), net (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Foreign currency loss, net	($385)	($2,365)	($4,679)	($2,596)
Gain on sale of investments, net	14	774	16	776
Gain (loss) on equity method investment	7,026	679	(12,922)	679
Interest income, net	1,220	2,586	2,517	5,618
Other, net	140	54	277	155
Non-operating income (loss), net	$8,015	$1,728	($14,791)	$4,632
Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified Out of Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statements of Income (Loss)
	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net unrealized gain on available-for-sale securities, net of taxes	$14	$774	$16	$776	Non-operating income (loss), net
	14	774	16	776	Income (loss) before income taxes
	3	(15)	5	88	Income tax expense (benefit)
	$11	$789	$11	$688	Net income (loss)
Note 4 – Investments
Investments consist of municipal bonds, corporate bonds and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar Electronics Corporation.

The following tables summarize short-term investments (in thousands):

	December 27, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$192,388	$1,877	($134)	$194,131
Corporate bonds	162,889	1,026	(460)	163,455
U.S. certificates of deposit	500	—	—	500
Non-U.S. certificates of deposit	168,481	—	—	168,481
Total short-term investments	$524,258	$2,903	($594)	$526,567

	June 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$194,123	$988	($341)	$194,770
Corporate bonds	152,831	832	(158)	153,505
U.S. certificates of deposit	—	—	—	—
Non-U.S. certificates of deposit	225,206	—	—	225,206
Total short-term investments	$572,160	$1,820	($499)	$573,481
The following tables present the gross unrealized losses and estimated fair value of the Company's short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	December 27, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$48,678	($134)	$—	$—	$48,678	($134)
Corporate bonds	81,388	(440)	1,768	(20)	83,156	(460)
Total	$130,066	($574)	$1,768	($20)	$131,834	($594)
Number of securities with an unrealized loss		72		1		73

	June 28, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$53,204	($341)	$—	$—	$53,204	($341)
Corporate bonds	46,636	(143)	1,812	(15)	48,448	(158)
Total	$99,840	($484)	$1,812	($15)	$101,652	($499)
Number of securities with an unrealized loss		54		1		55
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses from the sale of investments are included in Non-operating income (loss), net in the Consolidated Statements of Income (Loss) and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its securities to be impaired as of December 27, 2015 and June 28, 2015.
The contractual maturities of short-term investments as of December 27, 2015 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$17,190	$143,765	$33,176	$—	$194,131
Corporate bonds	33,343	95,596	34,516	—	163,455
U.S. certificates of deposit	—	500	—	—	500
Non-U.S. certificates of deposit	168,481	—	—	—	168,481
Total short-term investments	$219,014	$239,861	$67,692	$—	$526,567
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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of December 27, 2015, financial assets utilizing Level 1 inputs included money market funds, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service's consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of December 27, 2015. There were no transfers between Level 1 and Level 2 during the six months ended December 27, 2015.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	December 27, 2015				June 28, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. agency securities	$—	$100	$—	$100	$—	$—	$—	$—
Non-U.S. certificates of deposit	—	130	—	130	—	157	—	157
Money market funds	2,495	—	—	2,495	16,457	—	—	16,457
Total cash equivalents	2,495	230	—	2,725	16,457	157	—	16,614
Short-term investments:
Municipal bonds	—	194,131	—	194,131	—	194,770	—	194,770
Corporate bonds	—	163,455	—	163,455	—	153,505	—	153,505
U.S. certificates of deposit	—	500	—	500	—	—	—	—
Non-U.S. certificates of deposit	—	168,481	—	168,481	—	225,206	—	225,206
Total short-term investments	—	526,567	—	526,567	—	573,481	—	573,481
Other long-term investments:
Common stock of non-U.S. corporations	—	41,873	—	41,873	—	57,595	—	57,595
Total other long-term investments	—	41,873	—	41,873	—	57,595	—	57,595
Total assets	$2,495	$568,670	$—	$571,165	$16,457	$631,233	$—	$647,690
Note 6 – Intangible Assets
Intangible Assets, net
The following table presents the components of intangible assets, net (in thousands):

	December 27, 2015			June 28, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$141,420	($75,278)	$66,142	$136,920	($72,063)	$64,857
Developed technology	174,163	(101,453)	72,710	162,760	(91,562)	71,198
Non-compete agreements	10,475	(8,976)	1,499	10,244	(7,958)	2,286
Trade names, finite-lived	520	(520)	—	520	(520)	—
Patent and licensing rights	150,469	(54,399)	96,070	150,038	(50,905)	99,133
Total intangible assets with finite lives	477,047	(240,626)	236,421	460,482	(223,008)	237,474
In-process research and development	7,565		7,565	—		—
Trade names, indefinite-lived	79,680		79,680	79,680		79,680
Total intangible assets	$564,292	($240,626)	$323,666	$540,162	($223,008)	$317,154
For the three and six months ended December 27, 2015, total amortization of finite-lived intangible assets was $9.7 million and $19.4 million, respectively. For the three and six months ended December 28, 2014, total amortization of finite-lived intangible assets was $9.0 million and $17.9 million, respectively.

Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 26, 2016 (remainder of fiscal 2016)	$18,964
June 25, 2017	35,984
June 24, 2018	34,763
June 30, 2019	22,045
June 28, 2020	16,908
Thereafter	107,757
Total future amortization expense	$236,421
Goodwill
Goodwill assigned to the Power and RF Products reporting unit increased by $2.5 million during the six months ended December 27, 2015 due to the acquisition of APEI, as discussed in Note 2, "Acquisition."
Note 7 – Long-term Debt
As of December 27, 2015, the Company had a $500 million secured revolving line of credit under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2020.
The Company classifies balances outstanding under its line of credit as long-term debt in the consolidated balance sheets. At December 27, 2015, the Company had $205 million outstanding under the line of credit and $295 million available for borrowing. For the three and six months ended December 27, 2015, the average interest rate was 0.99%. For the three and six months ended December 27, 2015 the average commitment fee percentage was 0.09%. The Company was in compliance with all covenants in the line of credit at December 27, 2015.
Note 8 – Shareholders’ Equity
As of December 27, 2015, pursuant to an approval by the Board of Directors, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $500 million for all purchases from June 29, 2015 through the expiration of the program on June 26, 2016. During the six months ended December 27, 2015, the Company repurchased 5.2 million shares of common stock for $131.7 million under the stock repurchase program.
Note 9 – Earnings (Loss) Per Share
The following table presents the computation of basic earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net income (loss)	$13,958	$12,151	($9,665)	$23,281
Weighted average common shares	102,391	115,264	102,932	117,435
Basic earnings (loss) per share	$0.14	$0.11	($0.09)	$0.20

The following computation reconciles the differences between the basic and diluted earnings (loss) per share presentations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net income (loss)	$13,958	$12,151	($9,665)	$23,281
Weighted average common shares - basic	102,391	115,264	102,932	117,435
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	130	581	—	1,164
Weighted average common shares - diluted	102,521	115,845	102,932	118,599
Diluted earnings (loss) per share	$0.14	$0.10	($0.09)	$0.20
Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three and six months ended December 27, 2015, there were 12.2 million and 11.5 million, respectively, of potential common shares not included in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive. For the three and six months ended December 28, 2014, there were 8.6 million and 6.5 million, respectively, of potential common shares not included in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive.
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

Stock Option Awards
The following table summarizes stock option awards outstanding as of December 27, 2015 and changes during the six months then ended (numbers of shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 28, 2015	10,714	$43.10
Granted	1,863	$26.01
Exercised	(129)	$22.71
Forfeited or expired	(711)	$44.19
Outstanding at December 27, 2015	11,737	$40.55
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of December 27, 2015, and changes during the six months then ended is as follows (numbers of awards and units in thousands):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 28, 2015	926	$45.47
Granted	1,160	$26.05
Vested	(339)	$44.98
Forfeited	(116)	$43.60
Nonvested at December 27, 2015	1,631	$31.89
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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Income Statement Classification:
Cost of revenue, net	$3,120	$3,448	$6,148	$6,353
Research and development	3,328	4,112	6,860	8,583
Sales, general and administrative	7,942	8,876	16,454	18,260
Total stock-based compensation expense	$14,390	$16,436	$29,462	$33,196
Note 11 – Income Taxes
The variation between the Company's effective income tax rate and the U.S. statutory rate of 35% is due to a percentage of the Company's projected income for the full year being derived from international locations with lower tax rates than the U.S. and the impact of tax credits available in the current year. A change in the mix of pretax income in the Company's various tax jurisdictions can have a material impact on the Company's periodic effective tax rate. The research and development credit, which had previously expired on December 31, 2014, was reinstated as part of the Protecting Americans from Tax Hikes Act of 2015, enacted on December 18, 2015. This legislation retroactively reinstated and permanently extended the research and development credit. The Company recognized a $1.8 million benefit for this credit in the three months ended December 27, 2015, which was primarily a catch-up benefit for second half of fiscal 2015 and the first quarter of fiscal 2016.
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
As of June 28, 2015, the Company's liability for unrecognized tax benefits was $17.8 million. During the six months ended December 27, 2015, the Company recognized a $0.6 million increase to the liability for unrecognized tax benefits due to uncertainty regarding intercompany transactions recently challenged by the Italian tax authority. As a result, the total liability for unrecognized tax benefits as of December 27, 2015 was $18.4 million. If any portion of this $18.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.2 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2012. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2011. For foreign purposes, the Company is generally no longer subject to tax examinations for tax periods 2005 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture. The Company is currently under audit by the Italian Revenue Agency for the fiscal year ended June 30, 2013.
Note 12 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 28, 2015	$13,968
Warranties accrued in current period	5,888
Recall costs accrued in current period	579
Expenditures	(7,412)
Balance at December 27, 2015	$13,023
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The Company accrues estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. The warranty reserves, which are primarily related to Lighting Products, are evaluated quarterly based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of December 27, 2015, $0.9 million of the Company's product warranty liabilities were classified as long-term.
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
Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three and six months ended December 27, 2015 and December 28, 2014. The Company's CODM is the Chief Executive Officer. The Company used the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
The Company's CODM does not review inter-segment transactions when evaluating segment performance and allocating resources to each segment, and inter-segment transactions are not included in the segment revenue presented in the table below. As such, total segment revenue in the table below is equal to the Company's consolidated revenue.
The Company's CODM reviews gross profit as the lowest and only level of segment profit. As such, all items below gross profit in the Consolidated Statements of Income (Loss) must be included to reconcile the consolidated gross profit presented in the table below to the Company's consolidated income (loss) before income taxes.
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

Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Revenue:
Lighting Products revenue	$254,970	$230,168	$503,001	$453,254
LED Products revenue	153,362	151,877	301,570	325,467
Power and RF Products revenue	27,474	31,112	56,724	62,108
Total revenue	$435,806	$413,157	$861,295	$840,829

Gross Profit and Gross Margin:
Lighting Products gross profit	$72,642	$64,701	$141,723	$120,293
Lighting Products gross margin	28.5%	28.1%	28.2%	26.5%
LED Products gross profit	53,242	59,424	105,901	127,048
LED Products gross margin	34.7%	39.1%	35.1%	39.0%
Power and RF Products gross profit	14,346	17,260	28,669	35,117
Power and RF Products gross margin	52.2%	55.5%	50.5%	56.5%
Total segment gross profit	140,230	141,385	276,293	282,458
Unallocated costs	(5,079)	(4,606)	(9,394)	(9,859)
Consolidated gross profit	$135,151	$136,779	$266,899	$272,599
Consolidated gross margin	31.0%	33.1%	31.0%	32.4%

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
Inventories for each of the Company's segments were as follows (in thousands):

	December 27, 2015	June 28, 2015
Lighting Products	$148,872	$150,755
LED Products	110,349	114,203
Power and RF Products	16,601	11,536
Total segment inventories	275,822	276,494
Unallocated inventories	4,988	4,082
Consolidated inventories	$280,810	$280,576

Note 14 - Costs Associated with LED Business Restructuring
In June 2015, the Company’s Board of Directors approved a plan to restructure the LED Products business. The restructuring reduced excess capacity and overhead in order to improve the cost structure moving forward. The primary components of the restructuring include the planned sale or abandonment of certain manufacturing equipment, facility consolidation and the elimination of certain positions.
The following table summarizes the actual and planned charges incurred through December 27, 2015 (in thousands):

Capacity and Overhead Cost Reductions	Estimated charges	Amounts incurred during the three months ended December 27, 2015	Amounts incurred during the six months ended December 27, 2015	Cumulative amounts incurred through December 27, 2015	Affected Line Item in the Consolidated Statements of Income (Loss)
Loss on disposal or impairment of long-lived assets	$57,651	$1,641	$15,519	$57,651	Loss on disposal or impairment of long-lived assets
Severance expense	2,283	(36)	264	2,283	Sales, general and administrative expenses
Lease termination and facility consolidation costs	4,762	1,198	2,933	4,762	Sales, general and administrative expenses
Increase in channel inventory reserves	26,479	—	—	26,479	Revenue, net
Increase in inventory reserves	11,091	—	—	11,091	Cost of revenue, net
Total restructuring charges	$102,266	$2,803	$18,716	$102,266
The following table presents the changes in the severance liability under the LED Products restructuring plan (in thousands):

Severance liability at June 28, 2015	$2,019
Severance expense	264
Severance payments	(2,283)
Severance liability at December 27, 2015	$—
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
Our LED products consist of LED components, LED chips, and silicon carbide (SiC) materials. Our success in selling LED products depends upon our ability to offer innovative products and to enable our customers to develop and market LED-based products that successfully compete against other LED-based products and traditional lighting products.
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

•
Intense and Constantly Evolving Competitive Environment. Competition in the LED and lighting industries is intense. Many companies have made significant investments in LED development and production equipment. Traditional lighting companies and new entrants are investing in LED-based lighting products as LED adoption has gained momentum. Traditional lighting companies have taken steps to limit access to their sales channels, including lighting agents and distributors. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share, increase the utilization of their production capacity and open new applications to LED-based solutions. To remain competitive, market participants must continuously increase product performance and reduce costs. To address these competitive pressures, we have invested in research and development activities to support new product development and to deliver higher levels of performance and lower costs to differentiate our products in the market.

•
Technological Innovation and Advancement. Innovations and advancements in lighting, LED, power and RF technologies continue to expand the potential commercial application for our products, particularly in the general illumination, power electronics and wireless markets. However, new technologies or standards could emerge or improvements could be made in existing technologies that could reduce or limit the demand for our products in certain markets.

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

Overview of the Six Months Ended December 27, 2015
The following is a summary of our financial results for the six months ended December 27, 2015:

•	Revenue increased to $861 million for the six months ended December 27, 2015 from $841 million for the six months ended December 28, 2014.

•
Gross profit decreased to $267 million for the six months ended December 27, 2015 from $273 million for the six months ended December 28, 2014. Gross margin declined to 31% for the six months ended December 27, 2015 from 32% for the six months ended December 28, 2014.

•
Operating income was $1 million for the six months ended December 27, 2015 compared to operating income of $22 million for the six months ended December 28, 2014. Net loss per diluted share was $0.09 for the six months ended December 27, 2015 compared to net income per diluted share of $0.20 for the six months ended December 28, 2014.

•
Cash, cash equivalents and short-term investments decreased to $0.6 billion at December 27, 2015 compared to $0.7 billion at June 28, 2015. Cash provided by operating activities was $124 million for the six months ended December 27, 2015 compared to $28 million for the six months ended December 28, 2014.

•	Inventories at December 27, 2015 were flat at $281 million to June 28, 2015.

•	Purchases of property and equipment were $82 million for the six months ended December 27, 2015 compared to $113 million for the six months ended December 28, 2014.
Business Outlook
We project that the markets for our products will expand, but remain highly competitive during fiscal 2016. We anticipate focusing on the following key areas, among others, to position the Company to take advantage of the growing market opportunities while responding to this competitive environment:

•	Build financial momentum. We target overall company revenue growth and increased operating margins for the fiscal year. The key components are:

•	grow our commercial Lighting business and improve product margins;

•	stabilize our LED business;

•	expand our Power and RF business; and

•	manage our operating expenses to improve operating leverage.

•
Innovate to continue to lead in each of our business segments. We have established ourselves as the innovation leader in Lighting, LEDs and wide bandgap Power and RF. We are focused on continuing to develop new products that deliver fundamentally more value to drive new customer demand and build our brand.

•
Promote future growth in Power and RF. Our Wolfspeed business filed a confidential registration statement for an initial public offering to raise capital to support the business's targeted future growth. We believe that such a transaction would allow Cree shareholders to better realize the full value of both businesses.

Results of Operations
The following table sets forth certain consolidated statement of income (loss) data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended				Six Months Ended
	December 27, 2015		December 28, 2014		December 27, 2015		December 28, 2014
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$435,806	100%	$413,157	100%	$861,295	100%	$840,829	100%
Cost of revenue, net	300,655	69%	276,378	67%	594,396	69%	568,230	68%
Gross profit	135,151	31%	136,779	33%	266,899	31%	272,599	32%
Research and development	41,952	10%	46,989	11%	85,492	10%	93,714	11%
Sales, general and administrative	74,691	17%	72,375	18%	149,954	17%	142,067	17%
Amortization or impairment of acquisition-related intangibles	7,062	2%	6,495	2%	14,124	2%	12,994	2%
Loss on disposal or impairment of long-lived assets	2,014	—%	735	—%	16,587	2%	2,182	—%
Operating income	9,432	2%	10,185	2%	742	—%	21,642	3%
Non-operating income (loss), net	8,015	2%	1,728	—%	(14,791)	(2)%	4,632	1%
Income (loss) before income taxes	17,447	4%	11,913	3%	(14,049)	(2)%	26,274	3%
Income tax expense (benefit)	3,489	1%	(238)	—%	(4,384)	(1)%	2,993	—%
Net income (loss)	$13,958	3%	$12,151	3%	($9,665)	(1)%	$23,281	3%
Basic earnings (loss) per share	$0.14		$0.11		($0.09)		$0.20
Diluted earnings (loss) per share	$0.14		$0.10		($0.09)		$0.20

LED Business Restructuring
In June 2015, our Board of Directors approved a plan to restructure the LED Products business. The restructuring reduced excess capacity and overhead in order to improve the cost structure moving forward. The primary components of the restructuring include the planned sale or abandonment of certain manufacturing equipment, facility consolidation and the elimination of certain positions.
The following table summarizes the actual and planned charges incurred through December 27, 2015 (in thousands):

Capacity and Overhead Cost Reductions	Estimated charges	Amounts incurred during the three months ended December 27, 2015	Amounts incurred during the six months ended December 27, 2015	Cumulative amounts incurred through December 27, 2015	Affected Line Item in the Consolidated Statements of Income (Loss)
Loss on disposal or impairment of long-lived assets	$57,651	$1,641	$15,519	$57,651	Loss on disposal or impairment of long-lived assets
Severance expense	2,283	(36)	264	2,283	Sales, general and administrative expenses
Lease termination and facility consolidation costs	4,762	1,198	2,933	4,762	Sales, general and administrative expenses
Increase in channel inventory reserves	26,479	—	—	26,479	Revenue, net
Increase in inventory reserves	11,091	—	—	11,091	Cost of revenue, net
Total restructuring charges	$102,266	$2,803	$18,716	$102,266

Revenue

Revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 27, 2015	December 28, 2014	Change		December 27, 2015	December 28, 2014	Change
Lighting Products revenue	$254,970	$230,168	$24,802	11%	$503,001	$453,254	$49,747	11%
Percent of revenue	59%	56%			58%	54%
LED Products revenue	153,362	151,877	1,485	1%	301,570	325,467	(23,897)	(7)%
Percent of revenue	35%	37%			35%	39%
Power and RF Products revenue	27,474	31,112	(3,638)	(12)%	56,724	62,108	(5,384)	(9)%
Percent of revenue	6%	7%			7%	7%
Total revenue	$435,806	$413,157	$22,649	5%	$861,295	$840,829	$20,466	2%
Our consolidated revenue increased 5% to $435.8 million for the three months ended December 27, 2015 from $413.2 million for the three months ended December 28, 2014. This increase was driven by the 11% increase in Lighting Products revenue and the 1% increase in LED Products revenue partially offset by the 12% decrease in Power and RF Products revenue. For the six months ended December 27, 2015, our consolidated revenue increased 2% to $861.3 million from $840.8 million for the six months ended December 28, 2014. This increase was driven by the 11% increase in Lighting Products revenue partially offset by the 7% decrease in LED Products revenue and the 9% decrease in Power and RF Products revenue.
Lighting Products Segment Revenue
Lighting Products revenue represented approximately 59% and 56% of our total revenue for the three months ended December 27, 2015 and December 28, 2014, respectively.
Lighting Products revenue increased 11% to $255.0 million for the three months ended December 27, 2015 from $230.2 million for the three months ended December 28, 2014 and 11% to $503.0 million for the six months ended December 27, 2015 from $453.3 million for the six months ended December 28, 2014. These increases were due to the growth of commercial lighting fixtures, which more than offset the decrease in consumer bulb sales and which resulted in an overall increase in Average Selling Price (ASP). ASP increased 14% and total units sold decreased 3% for the three months ended December 27, 2015 compared to the three months ended December 28, 2014 primarily due to the higher mix of commercial lighting fixture sales, which have a higher average selling price than our consumer bulb products. ASP increased 20% and total units sold decreased 7% for the six months ended December 27, 2015 compared to the six months ended December 28, 2014 primarily due to the higher mix of commercial lighting fixture sales, which have a higher average selling price than our consumer bulb products.
LED Products Segment Revenue
LED Products revenue represented 35% and 37% of our total revenue for the three months ended December 27, 2015 and December 28, 2014, respectively.
LED Products revenue increased 1% to $153.4 million for the three months ended December 27, 2015 from $151.9 million for the three months ended December 28, 2014 and decreased 7% to $301.6 million for the six months ended December 27, 2015 from $325.5 million for the six months ended December 28, 2014. The increase in revenue for the three months ended December 27, 2015 compared to the three months ended December 28, 2014 was due to a 7% increase in the number of units sold partially offset by a 6% decrease in ASP. The decrease in revenue for the six months ended December 27, 2015 compared to the six months ended December 28, 2014 was the result of a 17% reduction in ASP due primarily to increased global competition for LED products which impacted our LED product lines, partially offset by a 10% increase in the number of units sold.
Power and RF Products Segment Revenue
Power and RF Products revenue represented approximately 6% and 7% of our total revenue for the three months ended December 27, 2015 and December 28, 2014, respectively.
Power and RF Products revenue decreased 12% to $27.5 million for the three months ended December 27, 2015 from $31.1 million for the three months ended December 28, 2014 and 9% to $56.7 million for the six months ended December 27, 2015 from $62.1 million for the six months ended December 28, 2014. The decrease in revenue for the three months ended December 27, 2015 as compared to the three months ended December 28, 2014 was due to a 20% decrease in the number of units sold. The decrease in units sold was primarily the result of a lower number of RF units sold. The decrease in revenue for the six months ended

December 27, 2015 compared to the six months ended December 28, 2014 was primarily the result of a decrease in the number of RF units sold, partially offset by an increase in both RF and Power product ASP. The number of units sold decreased 28% for the six months ended December 27, 2015 compared to the six months ended December 28, 2014. ASP increased 15% for the six months ended December 27, 2015 compared to the six months ended December 28, 2014 due to a higher mix of higher value Power and RF products.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 27, 2015	December 28, 2014	Change		December 27, 2015	December 28, 2014	Change
Lighting Products gross profit	$72,642	$64,701	$7,941	12%	$141,723	$120,293	$21,430	18%
Lighting Products gross margin	28.5%	28.1%			28.2%	26.5%
LED Products gross profit	53,242	59,424	(6,182)	(10)%	105,901	127,048	(21,147)	(17)%
LED Products gross margin	34.7%	39.1%			35.1%	39.0%
Power and RF Products gross profit	14,346	17,260	(2,914)	(17)%	28,669	35,117	(6,448)	(18)%
Power and RF Products gross margin	52.2%	55.5%			50.5%	56.5%
Unallocated costs	(5,079)	(4,606)	(473)	10%	(9,394)	(9,859)	465	(5)%
Consolidated gross profit	$135,151	$136,779	($1,628)	(1)%	$266,899	$272,599	($5,700)	(2)%
Consolidated gross margin	31.0%	33.1%			31.0%	32.4%
Our consolidated gross profit decreased 1% to $135.2 million for the three months ended December 27, 2015 from $136.8 million for the three months ended December 28, 2014. Our consolidated gross margin decreased to 31.0% for the three months ended December 27, 2015 from 33.1% for the three months ended December 28, 2014. Our consolidated gross profit decreased 2% to $266.9 million for the six months ended December 27, 2015 from $272.6 million for the six months ended December 28, 2014. Our consolidated gross margin decreased to 31% for the six months ended December 27, 2015 from 32.4% for the six months ended December 28, 2014.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit increased 12% to $72.6 million for the three months ended December 27, 2015 from $64.7 million for the three months ended December 28, 2014 and increased 18% to $141.7 million for the six months ended December 27, 2015 from $120.3 million for the six months ended December 28, 2014. Lighting Products gross margin increased to 28.5% for the three months ended December 27, 2015 from 28.1% for the three months ended December 28, 2014 and increased to 28.2% for the six months ended December 27, 2015 from 26.5% for the six months ended December 28, 2014. Lighting Products gross profit increased for the three and six months ended December 27, 2015 as compared to the three and six months ended December 28, 2014 due to higher commercial lighting fixture sales as discussed above and the benefit of factory cost reductions. Lighting Products gross margin increased for the three and six months ended December 27, 2015 as compared to the three and six months ended December 28, 2014 due to the benefit of factory cost reductions and higher commercial lighting fixture product mix.

LED Products Segment Gross Profit and Gross Margin
LED Products gross profit decreased 10% to $53.2 million for the three months ended December 27, 2015 from $59.4 million for the three months ended December 28, 2014 and decreased to $105.9 million for the six months ended December 27, 2015 from $127.0 million for the six months ended December 28, 2014. LED Products gross margin decreased to 34.7% for the three months ended December 27, 2015 from 39.1% for the three months ended December 28, 2014 and decreased to 35.1% for the six months ended December 27, 2015 from 39.0% for the six months ended December 28, 2014. LED Products gross profit and gross margin decreased primarily due to lower pricing resulting from the increased global competition for LED products for the three and six months ended December 27, 2015 as compared to the three and six months ended December 28, 2014.
Power and RF Products Segment Gross Profit and Gross Margin
Power and RF Products gross profit decreased 17% to $14.3 million for the three months ended December 27, 2015 from $17.3 million for the three months ended December 28, 2014 and decreased to $28.7 million for the six months ended December 27, 2015 from $35.1 million for the six months ended December 28, 2014. Power and RF Products gross margin decreased to 52.2% for the three months ended December 27, 2015 from 55.5% for the three months ended December 28, 2014 and decreased to 50.5% for the six months ended December 27, 2015 from 56.5% for the six months ended December 28, 2014. Power and RF Products gross profit and gross margin decreased for the three and six months ended December 27, 2015 as compared to the three and six months ended December 28, 2014 due to changes in product mix.
Unallocated Costs
Unallocated costs were $5.1 million and $4.6 million for the three months ended December 27, 2015 and December 28, 2014, respectively. For the six months ended December 27, 2015 and December 28, 2014, unallocated costs were $9.4 million and $9.9 million, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources. The increase for the three months ended December 27, 2015 as compared to the three months ended December 28, 2014 was primarily attributable to higher incentive compensation, partially offset by lower stock-based compensation. The decrease for the six months ended December 27, 2015 as compared to the six months ended December 28, 2014 was primarily attributable to lower incentive compensation and lower stock-based compensation.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following table sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 27, 2015	December 28, 2014	Change		December 27, 2015	December 28, 2014	Change
Research and development	$41,952	$46,989	($5,037)	(11)%	$85,492	$93,714	($8,222)	(9)%
Percent of revenue	10%	11%			10%	11%
Research and development expenses for the three months ended December 27, 2015 decreased 11% to $42.0 million from $47.0 million for the three months ended December 28, 2014. For the six months ended December 27, 2015, research and development expenses decreased 9% to $85.5 million from $93.7 million for the six months ended December 28, 2014. These decreases were primarily due to cost management and the nature of current research and development projects. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities.

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

	Three Months Ended				Six Months Ended
	December 27, 2015	December 28, 2014	Change		December 27, 2015	December 28, 2014	Change
Sales, general and administrative	$74,691	$72,375	$2,316	3%	$149,954	$142,067	$7,887	6%
Percent of revenue	17%	18%			17%	17%
Sales, general and administrative expenses for the three months ended December 27, 2015 increased 3% to $74.7 million from $72.4 million for the three months ended December 28, 2014. For the six months ended December 27, 2015, sales, general and administrative expenses increased 6% to $150.0 million from $142.1 million for the six months ended December 28, 2014. These increases were primarily due to an increase in spending on legal fees related to enforcing our patent rights and costs pursuant to our restructuring plan discussed above partially offset by lower spend on corporate sales and marketing expenses.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names. Amortization of intangible assets related to our acquisitions was as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 27, 2015	December 28, 2014	Change		December 27, 2015	December 28, 2014	Change
Customer relationships	$1,607	$1,345	$262	19%	$3,214	$2,689	$525	20%
Developed technology	4,946	4,660	286	6%	9,891	9,321	570	6%
Non-compete agreements	509	490	19	4%	1,019	980	39	4%
Trade names, finite-lived	—	—	—		—	4	(4)	(100)%
Total amortization	$7,062	$6,495	$567	9%	$14,124	$12,994	$1,130	9%
Amortization of acquisition-related intangibles increased for the three and six months ended December 27, 2015 compared to the three and six months ended December 28, 2014 due to the amortization of intangibles related to the Arkansas Power Electronics International, Inc. (APEI) acquisition in July 2015 as discussed in Note 2, “Acquisition,” in our consolidated financial statements in Part I, Item 1 of this Quarterly Report.
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
The following table sets forth our loss on disposal or impairment of long-lived assets (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 27, 2015	December 28, 2014	Change		December 27, 2015	December 28, 2014	Change
Loss on disposal or impairment of long-lived assets	$2,014	$735	$1,279	174%	$16,587	$2,182	$14,405	660%
We recognized a net loss of $2.0 million and $0.7 million on the disposal of long-lived assets for the three months ended December 27, 2015 and December 28, 2014, respectively. For the six months ended December 27, 2015, we recognized a net loss of $16.6 million compared to a net loss of $2.2 million for the six months ended December 28, 2014. These increases in net loss were primarily due to the planned sale or abandonment of certain long-lived assets to reduce excess manufacturing capacity pursuant to our restructuring plan discussed above.

Non-Operating Income (Loss), net
The following table sets forth our non-operating income (loss) income, net (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 27, 2015	December 28, 2014	Change		December 27, 2015	December 28, 2014	Change
Gain on sale of investments, net	$14	$774	($760)	(98)%	$16	$776	($760)	(98)%
Gain (loss) on equity method investment	7,026	679	6,347	935%	(12,922)	679	(13,601)	(2,003)%
Foreign currency loss, net	(385)	(2,365)	1,980	(84)%	(4,679)	(2,596)	(2,083)	80%
Interest income, net	1,220	2,586	(1,366)	(53)%	2,517	5,618	(3,101)	(55)%
Other, net	140	54	86	159%	277	155	122	79%
Non-operating income (loss), net	$8,015	$1,728	$6,287	364%	($14,791)	$4,632	($19,423)	(419)%

Gain on sale of investments, net. Gain on sale of investments, net was $14 thousand for the three months ended December 27, 2015 compared to $774 thousand for the three months ended December 28, 2014. For the six months ended December 27, 2015, gain on sale of investment, net was $16 thousand compared to $776 thousand for the six months ended December 28, 2014. Gain on sale of investments, net was lower for the three and six months ended December 27, 2015 due to lower sales of investments.
Gain (loss) on equity method investment. Gain on our equity method investment in Lextar Electronics Corporation (Lextar) was $7.0 million for the three months ended December 27, 2015 compared to $0.7 million for the three months ended December 28, 2014. Loss on equity method investment was $12.9 million for the six months ended December 27, 2015 compared to a gain on equity method investment of $0.7 million for the six months ended December 28, 2014. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price declined from 21.55 New Taiwan Dollar (TWD) at June 28, 2015 to 13.90 TWD at September 27, 2015 and increased to 16.65 TWD at December 27, 2015. This volatile stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. Any future stock price changes will be recorded as further gains or losses on equity method investment based on the increase or decrease, respectively, in the fair value of the investment during the applicable fiscal period. Further losses could have a material adverse effect on our results of operations.
Foreign currency loss, net. Foreign currency loss, net consisted primarily of remeasurement adjustments resulting from our investment in Lextar and consolidating our international subsidiaries. The foreign currency loss for the three months ended December 27, 2015 and three months ended December 28, 2014 was primarily due to fluctuation in the exchange rate between the TWD and the United States Dollar related to our Lextar investment. The foreign currency loss for the six months ended December 27, 2015 was primarily due to fluctuation in the exchange rate between the Chinese Yuan and the United States Dollar as well as between the TWD and the United States Dollar related to our Lextar investment.
Interest income, net. Interest income, net was $1.2 million for the three months ended December 27, 2015 compared to $2.6 million for the three months ended December 28, 2014. For the six months ended December 27, 2015, interest income, net was $2.5 million compared to $5.6 million for the six months ended December 28, 2014. The decrease in interest income, net for the three and six months ended December 27, 2015 was primarily due to lower invested balances and higher interest expense associated with our line of credit as compared to the three and six months ended December 28, 2014.
Other, net. Other, net was $0.1 million for both the three months ended December 27, 2015 and the three months ended December 28, 2014. For the six months ended December 27, 2015, other, net was $0.3 million compared to $0.2 million for the six months ended December 28, 2014.

Income Tax Expense (Benefit)
The following table sets forth our income tax expense (benefit) in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 27, 2015	December 28, 2014	Change		December 27, 2015	December 28, 2014	Change
Income tax expense (benefit)	$3,489	($238)	$3,727	(1,566)%	($4,384)	$2,993	($7,377)	(246)%
Effective tax rate	20.0%	(2.0)%			31.2%	11.4%

The variation between our effective income tax rate and the U.S. statutory rate of 35 percent is due to a percentage of our projected income for the full year being derived from international locations with lower tax rates than the U.S. and the impact of tax credits available in the current year. A change in the mix of pretax income in our various tax jurisdictions can have a material impact on our periodic effective tax rate.
We recognized income tax expense of $3.5 million for an effective tax rate of 20% for the three months ended December 27, 2015 as compared to a benefit of $0.2 million for an effective tax rate of (2.0)% for the three months ended December 28, 2014. For the six months ended December 27, 2015, we recognized income tax benefit of $4.4 million for an effective tax rate of 31.2% compared to an income tax expense of $3.0 million for an effective tax rate of 11.4% for the six months ended December 28, 2014. The increase in our effective tax rate for the three and six months ended December 27, 2015 was primarily due to the first quarter and year-to-date pre-tax loss derived from our restructuring plan costs and the loss on our Lextar equity investment in fiscal 2016.

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

The following table presents the components of our cash conversion cycle:

	Three Months Ended
	December 27, 2015	June 28, 2015	Change
Days of sales outstanding(a)	38	44	(6)
Days of supply in inventory(b)	84	83	1
Days in accounts payable(c)	(42)	(48)	6
Cash conversion cycle	80	79	1

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

The increase in the cash conversion cycle was primarily driven by a decrease in days in accounts payable, an increase in days of supply in inventory, partially offset by a decrease in days of sales outstanding during the three months ended December 27, 2015.
As of December 27, 2015, we had unrealized losses on our investments of $0.6 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at December 27, 2015 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of December 27, 2015.

Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Six Months Ended
	December 27, 2015	December 28, 2014	Change
Net cash provided by operating activities	$123,796	$28,052	$95,744	341%
Net cash (used in) provided by investing activities	(55,008)	33,239	(88,247)	(265)%
Net cash used in financing activities	(116,798)	(147,609)	30,811	(21)%
Effects of foreign exchange changes on cash and cash equivalents	(1,114)	(546)	(568)	104%
Net decrease in cash and cash equivalents	($49,124)	($86,864)	$37,740
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities increased to $123.8 million for the six months ended December 27, 2015 from $28.1 million for the six months ended December 28, 2014. This increase was primarily due to cash generated from working capital.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash used in investing activities was $55.0 million for the six months ended December 27, 2015 and net cash provided by investing activities was $33.2 million for the six months ended December 28, 2014. Net proceeds from the sale of short-term investments decreased $192.2 million for the six months ended December 27, 2015 compared to the six months ended December 28, 2014. This was partially offset by a $33.5 million decrease in our capital spending for the six months ended December 27, 2015 compared to the six months ended December 28, 2014. The six months ended December 27, 2015 included $12.5 million in net spend to acquire APEI while the six months ended December 28, 2014 included the $80.6 million investment in Lextar.
For fiscal 2016, we target approximately $135.0 million of capital investment, which is primarily related to infrastructure projects to support our longer term growth and strategic priorities.
Cash Flows from Financing Activities
Net cash used in financing activities was $116.8 million for the six months ended December 27, 2015 compared to $147.6 million for the six months ended December 28, 2014. For the six months ended December 27, 2015, our financing activities primarily consisted of the repurchase of common stock worth approximately $131.7 million, partially offset by proceeds of $10.0 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises and net borrowings on our line of credit of $5.0 million. For the six months ended December 28, 2014, our financing activities primarily consisted of the repurchase of common stock worth approximately $320.3 million, partially offset by net borrowings on our line of credit of $150.0 million, and proceeds of $22.7 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 27, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. For example, we are implementing a new information technology platform at our Racine operations that goes live beginning with our March 2016 fiscal quarter. If we do not allocate and effectively manage the resources necessary to successfully implement, integrate, train personnel and sustain this new platform, we could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through security breach in the near term. Additionally, if we do not allocate and effectively manage the resources necessary to build, implement, upgrade, integrate and sustain the proper technology infrastructure over the longer term, we could be subject to the same risks outlined above.
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
We have expanded into business channels that are different from those in which we have historically operated as we grow our business and sell more LED and lighting products. Lighting sales agents have in the past and may in the future choose to drop our product lines from their portfolio to avoid losing access to our competitors’ lighting products, resulting in a disruption in the project pipeline and lower than targeted sales for our lighting products. We sell a portion of our lighting products through retailers who may alter their promotional pricing or inventory strategies, which could impact our targeted sales of these products. If we are unable to effectively penetrate these channels or develop alternate channels to ensure our products are reaching the intended customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the timeline established by our customers.
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
The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture and sell LED chips and LED components. In the lighting market, we compete with companies that manufacture and sell traditional and LED lighting products, many of which have larger and more established sales channels. Competitors continue to offer new products with aggressive pricing, additional features and improved performance. Competitive pricing pressures remain a challenge and continue to accelerate the rate of decline of our sales prices, particularly in our LED Products segment. Aggressive pricing actions by our competitors in our lighting business could reduce margins if we are not able to reduce costs at an equal or greater rate than the sales price decline.
With the growth potential for LEDs, we will continue to face increased competition in the future across our businesses. If the investment in capacity exceeds the growth in demand, such as exists in the current LED market, the LED market is likely to become more competitive with additional pricing pressures. Additionally, new technologies could emerge or improvements could be made in existing technologies that may also reduce the demand for lighting and LEDs in certain markets. There are also new technologies, such as organic LEDs (OLEDs), which could potentially reduce LED demand for backlighting, potentially impacting the overall LED market.
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
Additionally, our international sales are subject to variability as our selling prices become less competitive in countries with currencies that are declining in value against the U.S. Dollar and more competitive in countries with currencies that are increasing in value against the U.S. Dollar. In addition, our international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies in which we are billed.

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
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting may impact the demand for our products. Demand for our products may also be impacted by changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products. For example, Energy Star just announced its release of Energy Star Lamps V2.0 specification on December 31, 2015 that will replace V1.2 on January 2, 2017. The ability of us and our competitors to meet these new requirements could impact competitive dynamics in the market.

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
We are exposed to market value and inherent interest rate risk related to our investment portfolio. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, municipal bonds, certificates of deposit, government securities and other fixed interest rate investments. The primary objective of our cash investment policy is preservation of principal. However, these investments are generally not Federal Deposit Insurance Corporation insured and may lose value and/or become illiquid regardless of their credit rating.
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar Electronics Corporation (Lextar), a public company in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of fiscal 2015, and this downward stock price trend has continued during fiscal 2016, with variability between quarters, and may continue in the future. As required by Rule 3-09 of Regulation S-X, we filed Lextar’s financial statements, prepared by Lextar and audited by its independent public accounting firm, as of and for the year ended December 31, 2014 as an exhibit to our Annual Report on Form 10-K for the fiscal year ended June 28, 2015.
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

Any significant increase or decrease in our future effective tax rates could impact net income (loss) for future periods. In addition, the determination of our income tax provision requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. To the extent our income tax liability materially differs from our income tax provisions due to factors, including the above, which were not anticipated at the time we estimated our tax provision, our net income (loss) or cash flows could be affected.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $22.12 to a high of $39.56 during the 12 months ended December 27, 2015. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

There were no unregistered securities sold during the second quarter of fiscal 2016.

Stock Repurchase Program

The following table summarizes stock repurchase activity for the second quarter of fiscal 2016 (in thousands, except price per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[1]
Shares repurchased under our Stock Repurchase Program
September 28, 2015 to October 25, 2015	—	$—	2,723	$430,341
October 26, 2015 to November 22, 2015	570	$23.36	3,293	$417,028
November 23, 2015 to December 27, 2015	1,880	$26.00	5,173	$368,148
Total	2,450	$25.38

(1)
On June 18, 2015, our Board of Directors approved our fiscal 2016 stock repurchase program, authorizing us to repurchase shares of our common stock having an aggregate purchase price not exceeding $500 million for all purchases from June 29, 2015 through the expiration of the program on June 26, 2016.

Since the inception of our stock repurchase program in January 2001 through December 27, 2015, we have repurchased 33.6 million shares of our common stock at an average price of $29.37 per share with an aggregate value of $986.9 million. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.
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
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income (Loss); (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

January 20, 2016

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
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income (Loss); (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements