Form 10-Q
period 2016-03-27
CREE INC
filed 2016-04-27
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 20, 2016, was 100,427,836.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended March 27, 2016

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 27, 2016	June 28, 2015
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$115,562	$139,710
Short-term investments	504,888	573,481
Total cash, cash equivalents and short-term investments	620,450	713,191
Accounts receivable, net	178,606	186,157
Income tax receivable	12,261	—
Inventories	297,860	280,576
Deferred income taxes	—	39,190
Prepaid expenses	20,755	29,932
Other current assets	57,807	54,851
Assets held for sale	5,700	4,353
Total current assets	1,193,439	1,308,250
Property and equipment, net	612,072	635,072
Goodwill	618,828	616,345
Intangible assets, net	309,919	310,729
Other long-term investments	41,661	57,595
Deferred income taxes	28,578	8,951
Other assets	9,648	11,091
Total assets	$2,814,145	$2,948,033
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$129,963	$163,128
Accrued salaries and wages	45,993	45,415
Income taxes payable	—	2,035
Other current liabilities	42,046	44,208
Total current liabilities	218,002	254,786
Long-term liabilities:
Long-term debt	225,000	200,000
Deferred income taxes	1,270	10,211
Other long-term liabilities	16,416	21,084
Total long-term liabilities	242,686	231,295
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 27, 2016 and June 28, 2015; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at March 27, 2016 and June 28, 2015; 100,424 and 105,507 shares issued and outstanding at March 27, 2016 and June 28, 2015, respectively	124	131
Additional paid-in-capital	2,336,099	2,285,554
Accumulated other comprehensive income, net of taxes	7,206	5,798
Retained earnings	10,028	170,469
Total shareholders’ equity	2,353,457	2,461,952
Total liabilities and shareholders’ equity	$2,814,145	$2,948,033
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(In thousands, except per share amounts)
Revenue, net	$366,919	$409,519	$1,228,214	$1,250,348
Cost of revenue, net	257,886	284,371	854,163	853,119
Gross profit	109,033	125,148	374,051	397,229
Operating expenses:
Research and development	41,871	43,823	127,363	137,537
Sales, general and administrative	64,489	71,860	214,443	213,927
Amortization or impairment of acquisition-related intangibles	7,318	6,749	21,442	19,743
(Gain) loss on disposal or impairment of long-lived assets	(104)	1,459	16,483	3,641
Total operating expenses	113,574	123,891	379,731	374,848
Operating (loss) income	(4,541)	1,257	(5,680)	22,381
Non-operating income (expense), net	717	(866)	(14,075)	3,766
(Loss) income before income taxes	(3,824)	391	(19,755)	26,147
Income tax (benefit) expense	(3,976)	(85)	(8,860)	2,739
Net income (loss)	$152	$476	($10,895)	$23,408
Earnings (loss) per share:
Basic	$—	$—	($0.11)	$0.20
Diluted	$—	$—	($0.11)	$0.20
Weighted average shares used in per share calculation:
Basic	100,606	110,662	102,157	115,177
Diluted	101,221	111,590	102,157	116,304
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(In thousands)
Net income (loss)	$152	$476	($10,895)	$23,408
Other comprehensive income (loss):
Currency translation gain (loss)	432	(2,071)	(357)	(3,971)
Net unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit of ($716), ($741), ($1,092) and $86, respectively	1,152	1,186	1,765	(126)
Other comprehensive income (loss)	1,584	(885)	1,408	(4,097)
Comprehensive income (loss)	$1,736	($409)	($9,487)	$19,311
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 27, 2016	March 29, 2015
	(In thousands)
Cash flows from operating activities:
Net (loss) income	($10,895)	$23,408
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	119,920	131,171
Stock-based compensation	44,318	49,260
Excess tax benefit from stock-based payment arrangements	(12)	(1,656)
Impairment of acquisition-related intangibles	—	254
Loss on disposal or impairment of long-lived assets	16,483	3,641
Amortization of premium/discount on investments	4,100	4,809
Loss on equity method investment	13,712	2,991
Foreign exchange loss on equity method investment	2,220	710
Deferred income taxes	537	(1,729)
Changes in operating assets and liabilities:
Accounts receivable, net	8,594	7,579
Inventories	(17,517)	(15,101)
Prepaid expenses and other assets	(14,792)	2,275
Accounts payable, trade	(18,279)	(69,330)
Accrued salaries and wages and other liabilities	(9,626)	(44,583)
Net cash provided by operating activities	138,763	93,699
Cash flows from investing activities:
Purchases of property and equipment	(99,692)	(158,277)
Purchases of patent and licensing rights	(11,034)	(14,550)
Proceeds from sale of property and equipment	5,199	122
Purchases of short-term investments	(192,728)	(254,883)
Proceeds from maturities of short-term investments	228,774	337,331
Proceeds from sale of short-term investments	31,262	207,551
Purchase of other long-term investments	—	(80,566)
Purchase of acquired business, net of cash acquired	(12,513)	—
Net cash (used in) provided by investing activities	(50,732)	36,728
Cash flows from financing activities:
Proceeds from long-term debt borrowings	538,000	440,000
Payments on long-term debt borrowings	(513,000)	(290,000)
Net proceeds from issuance of common stock	13,321	26,832
Excess tax benefit from stock-based payment arrangements	12	1,656
Repurchases of common stock	(149,555)	(390,088)
Net cash used in financing activities	(111,222)	(211,600)
Effects of foreign exchange changes on cash and cash equivalents	(957)	(923)
Net decrease in cash and cash equivalents	(24,148)	(82,096)
Cash and cash equivalents:
Beginning of period	139,710	286,824
End of period	$115,562	$204,728
Supplemental disclosure of cash flow information:
Significant non-cash transactions:
Accrued property and equipment	$7,317	$11,182
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
In addition, the Company develops, manufactures and sells power and RF devices based on wide bandgap semiconductor materials such as SiC and gallium nitride (GaN). As previously announced, the Company has filed a confidential registration statement for an initial public offering to take this business public under the name Wolfspeed, Inc. This initial public offering is dependent upon many factors, and may not occur on favorable terms or at all. The Company's power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. The Company's RF devices are made from GaN and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide (GaAs).
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
Basis of Presentation
The consolidated balance sheet at March 27, 2016, the consolidated statements of income (loss) for the three and nine months ended March 27, 2016 and March 29, 2015, the consolidated statements of comprehensive income (loss) for the three and nine months ended March 27, 2016 and March 29, 2015, and the consolidated statements of cash flows for the nine months ended March 27, 2016 and March 29, 2015 (collectively, the consolidated financial statements) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations and cash flows at March 27, 2016, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 28, 2015 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2015 (fiscal 2015). The results of operations for the three and nine months ended March 27, 2016 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 26, 2016 (fiscal 2016).
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
Revision of Prior Period Financial Statements
During the third quarter of fiscal 2016, the Company identified errors in its previously reported financial statements in which amortization expense was understated as certain patents were being amortized over a life longer than the life of the underlying patent right.
The Company assessed the materiality of these errors on prior periods’ financial statements in accordance with the United States Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in the Accounting Standards Codification (ASC) 250, Presentation of Financial Statements, and concluded that they were not material individually or in the aggregate to any prior annual or interim periods.  However, through the second quarter of fiscal 2016 the aggregate amount of the prior period errors of $6.8 million before income taxes would have been material to our current interim Consolidated Statements of Income (Loss).  Consequently, in accordance with ASC 250, the Company corrected these errors, and other immaterial errors, for all prior periods presented by revising the consolidated financial statements and other financial information included herein. Periods not presented herein will be revised, as applicable in future filings.
The following table summarizes the effects of the revision on the Consolidated Balance Sheet as of June 28, 2015 (in thousands):

	As Previously Reported	Revision Adjustments	As Revised
Intangible assets, net	$317,154	($6,425)	$310,729
Deferred income taxes	8,893	58	8,951
Total assets	2,954,400	(6,367)	2,948,033

Deferred income taxes	12,174	(1,963)	10,211
Total long-term liabilities	233,258	(1,963)	231,295
Retained earnings	174,873	(4,404)	170,469
Total shareholders' equity	2,466,356	(4,404)	2,461,952
Total liabilities and shareholders' equity	2,954,400	(6,367)	2,948,033

The following table summarizes the effects of the revision on the Consolidated Statements of Income (Loss) (in thousands):

	Three Months Ended March 29, 2015			Nine Months Ended March 29, 2015
	As Previously Reported	Revision Adjustments	As Revised	As Previously Reported	Revision Adjustments	As Revised
Cost of revenue, net	284,111	260	284,371	852,341	778	853,119
Gross profit	125,408	(260)	125,148	398,007	(778)	397,229
Operating (loss) income	1,517	(260)	1,257	23,159	(778)	22,381
(Loss) income before income taxes	651	(260)	391	26,925	(778)	26,147
Income tax (benefit) expense	—	(85)	(85)	2,993	(254)	2,739
Net income (loss)	651	(175)	476	23,932	(524)	23,408
Earnings (loss) per share:
Basic	0.01	(0.01)	—	0.21	(0.01)	0.20
Diluted	0.01	(0.01)	—	0.21	(0.01)	0.20
The revision had no net impact on the Company’s net cash provided by operating activities.
Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09: Revenue from Contracts with Customers (Topic 606). The FASB has subsequently issued multiple ASUs which amend and clarify the guidance in Topic 606. The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The effective date will be the first quarter of the Company's fiscal year ending June 30, 2019, using one of two retrospective application methods. The Company is currently analyzing the impact of this new accounting guidance.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842). The ASU requires that a lessee recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. For income statement purposes, leases are still required to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The effective date will be the first quarter of the Company's fiscal year ending June 28, 2020, using a modified retrospective approach. The Company is currently analyzing the impact of this new pronouncement.

Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09: Compensation-Stock Compensation (Topic 718).  The ASU simplifies the current stock compensation guidance for tax consequences.  The ASU requires an entity to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in its income statement.  The ASU also eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. For cash flows statement purposes, excess tax benefits should be classified as an operating activity and cash payments made to taxing authorities on the employee’s behalf for withheld shares should be classified as financing activity.  The ASU is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company is currently analyzing the impact of this new pronouncement.
Note 2 – Acquisition
On July 8, 2015, the Company closed on the acquisition of Arkansas Power Electronics International, Inc. (APEI), a global leader in power modules and power electronics applications, pursuant to a merger agreement with APEI and certain shareholders of APEI, whereby the Company acquired all of the outstanding share capital of APEI in exchange for a base purchase price of $13.8 million, subject to certain adjustments.  In addition, if certain goals are achieved over the next two years, additional cash payments totaling up to $4.6 million may be made to the former APEI shareholders.  In connection with this acquisition, APEI became a wholly owned subsidiary of the Company, renamed Cree Fayetteville, Inc. (Cree Fayetteville).  Cree Fayetteville is not considered a significant subsidiary of the Company and its results from operations are reported as part of the Company's Power and RF Products segment.

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

The identifiable intangible assets acquired as a result of the acquisition will be amortized over their respective estimated useful lives as follows (in thousands, except for years):

	Asset Amount	Estimated Life in Years
Patents	$40	20
Customer relationships	4,500	4
Developed technology	11,403	10
In-process research and development[1]	7,565	7
Non-compete agreements	231	3
Total identifiable intangible assets	$23,739
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
Note 3 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	March 27, 2016	June 28, 2015
Billed trade receivables	$230,302	$246,969
Unbilled contract receivables	2,781	2,223
	233,083	249,192
Allowance for sales returns, discounts and other incentives	(48,832)	(58,094)
Allowance for bad debts	(5,645)	(4,941)
Accounts receivable, net	$178,606	$186,157
Inventories
The following table summarizes the components of inventories (in thousands):

	March 27, 2016	June 28, 2015
Raw material	$88,074	$86,331
Work-in-progress	102,320	93,424
Finished goods	107,466	100,821
Inventories	$297,860	$280,576

Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	March 27, 2016	June 28, 2015
Accrued taxes	$13,108	$13,935
Accrued professional fees	7,634	10,180
Accrued warranty	14,168	13,006
Accrued other	7,136	7,087
Other current liabilities	$42,046	$44,208
Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	March 27, 2016	June 28, 2015
Currency translation gain	$4,629	$4,986
Net unrealized gain on available-for-sale securities	2,577	812
Accumulated other comprehensive income, net of taxes	$7,206	$5,798
Non-Operating Income (Expense), net
The following table summarizes the components of non-operating income (expense), net (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Foreign currency gain (loss), net	$348	$776	($4,331)	($1,820)
Gain on sale of investments, net	47	107	63	883
Loss on equity method investment	(790)	(3,670)	(13,712)	(2,991)
Interest income, net	1,024	1,823	3,541	7,441
Other, net	88	98	364	253
Non-operating income (expense), net	$717	($866)	($14,075)	$3,766
Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified Out of Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statements of Income (Loss)
	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Net unrealized gain on available-for-sale securities, net of taxes	$47	$107	$63	$883	Non-operating income (expense), net
	47	107	63	883	(Loss) income before income taxes
	49	(23)	28	93	Income tax (benefit) expense
	($2)	$130	$35	$790	Net income (loss)

Note 4 – Investments
Investments consist of municipal bonds, corporate bonds and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar Electronics Corporation.
The following tables summarize short-term investments (in thousands):

	March 27, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$188,312	$2,563	($50)	$190,825
Corporate bonds	163,898	1,976	(311)	165,563
U.S. certificates of deposit	3,500	—	—	3,500
Non-U.S. certificates of deposit	145,000	—	—	145,000
Total short-term investments	$500,710	$4,539	($361)	$504,888

	June 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$194,123	$988	($341)	$194,770
Corporate bonds	152,831	832	(158)	153,505
U.S. certificates of deposit	—	—	—	—
Non-U.S. certificates of deposit	225,206	—	—	225,206
Total short-term investments	$572,160	$1,820	($499)	$573,481
The following tables present the gross unrealized losses and estimated fair value of the Company's short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	March 27, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$12,447	($35)	$5,286	($15)	$17,733	($50)
Corporate bonds	49,798	(311)	—	—	49,798	(311)
Total	$62,245	($346)	$5,286	($15)	$67,531	($361)
Number of securities with an unrealized loss		37		2		39

	June 28, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$53,204	($341)	$—	$—	$53,204	($341)
Corporate bonds	46,636	(143)	1,812	(15)	48,448	(158)
Total	$99,840	($484)	$1,812	($15)	$101,652	($499)
Number of securities with an unrealized loss		54		1		55
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses from the sale of investments are included in Non-operating income (expense), net in the Consolidated Statements of Income (Loss) and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its securities to be impaired as of March 27, 2016 and June 28, 2015.
The contractual maturities of short-term investments as of March 27, 2016 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$26,540	$130,981	$33,305	$—	$190,826
Corporate bonds	25,267	104,509	35,786	—	165,562
U.S. certificates of deposit	—	3,500	—	—	3,500
Non-U.S. certificates of deposit	145,000	—	—	—	145,000
Total short-term investments	$196,807	$238,990	$69,091	$—	$504,888
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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of March 27, 2016, financial assets utilizing Level 1 inputs included money market funds, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service's consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of March 27, 2016. There were no transfers between Level 1 and Level 2 during the nine months ended March 27, 2016.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	March 27, 2016				June 28, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. agency securities	$—	$—	$—	$—	$—	$—	$—	$—
Non-U.S. certificates of deposit	—	3,605	—	3,605	—	157	—	157
Money market funds	1,347	—	—	1,347	16,457	—	—	16,457
Total cash equivalents	1,347	3,605	—	4,952	16,457	157	—	16,614
Short-term investments:
Municipal bonds	—	190,825	—	190,825	—	194,770	—	194,770
Corporate bonds	—	165,563	—	165,563	—	153,505	—	153,505
U.S. certificates of deposit	—	3,500	—	3,500	—	—	—	—
Non-U.S. certificates of deposit	—	145,000	—	145,000	—	225,206	—	225,206
Total short-term investments	—	504,888	—	504,888	—	573,481	—	573,481
Other long-term investments:
Common stock of non-U.S. corporations	—	41,661	—	41,661	—	57,595	—	57,595
Total other long-term investments	—	41,661	—	41,661	—	57,595	—	57,595
Total assets	$1,347	$550,154	$—	$551,501	$16,457	$631,233	$—	$647,690
Note 6 – Intangible Assets
Intangible Assets, net
The following table presents the components of intangible assets, net (in thousands):

	March 27, 2016			June 28, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$141,420	($76,871)	$64,549	$136,920	($72,063)	$64,857
Developed technology	174,163	(106,399)	67,764	162,760	(91,562)	71,198
In-process research and development	7,565	(270)	7,295	—	—	—
Non-compete agreements	10,475	(9,485)	990	10,244	(7,958)	2,286
Trade names, finite-lived	520	(520)	—	520	(520)	—
Patent and licensing rights	153,462	(63,821)	89,641	150,038	(57,330)	92,708
Total intangible assets with finite lives	487,605	(257,366)	230,239	460,482	(229,433)	231,049
Trade names, indefinite-lived	79,680		79,680	79,680		79,680
Total intangible assets	$567,285	($257,366)	$309,919	$540,162	($229,433)	$310,729
For the three and nine months ended March 27, 2016, total amortization of finite-lived intangible assets was $10.2 million and $29.9 million, respectively. For the three and nine months ended March 29, 2015, total amortization of finite-lived intangible assets was $9.3 million and $27.7 million, respectively. During the quarter ended March 27, 2016, the Company started amortizing IPR&D assets acquired in the APEI acquisition that were completed during the quarter.

Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 26, 2016 (remainder of fiscal 2016)	$9,929
June 25, 2017	37,836
June 24, 2018	36,605
June 30, 2019	23,878
June 28, 2020	18,732
Thereafter	103,259
Total future amortization expense	$230,239
Goodwill
Goodwill assigned to the Power and RF Products reporting unit increased by $2.5 million during the nine months ended March 27, 2016 due to the acquisition of APEI, as discussed in Note 2, "Acquisition."
Note 7 – Long-term Debt
As of March 27, 2016, the Company had a $500 million secured revolving line of credit under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2020.
The Company classifies balances outstanding under its line of credit as long-term debt in the consolidated balance sheets. At March 27, 2016, the Company had $225 million outstanding under the line of credit and $275 million available for borrowing. For the three and nine months ended March 27, 2016, the average interest rate was 1.21% and 1.07%, respectively. For the three and nine months ended March 27, 2016 the average commitment fee percentage was 0.09%. The Company was in compliance with all covenants in the line of credit at March 27, 2016.
Note 8 – Shareholders’ Equity
As of March 27, 2016, pursuant to an approval by the Board of Directors, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $500 million for all purchases from June 29, 2015 through the expiration of the program on June 26, 2016. During the nine months ended March 27, 2016, the Company repurchased 5.8 million shares of common stock for $149.6 million under the stock repurchase program.
Note 9 – Earnings (Loss) Per Share
The following table presents the computation of basic earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Net income (loss)	$152	$476	($10,895)	$23,408
Weighted average common shares	100,606	110,662	102,157	115,177
Basic earnings (loss) per share	$—	$—	($0.11)	$0.20

The following computation reconciles the differences between the basic and diluted earnings (loss) per share presentations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Net income (loss)	$152	$476	($10,895)	$23,408
Weighted average common shares - basic	100,606	110,662	102,157	115,177
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	615	928	—	1,127
Weighted average common shares - diluted	101,221	111,590	102,157	116,304
Diluted earnings (loss) per share	$—	$—	($0.11)	$0.20
Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three and nine months ended March 27, 2016, there were 10.2 million and 11.5 million, respectively, of potential common shares not included in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive. For the three and nine months ended March 29, 2015, there were 7.7 million and 6.8 million, respectively, of potential common shares not included in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive.
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

Stock Option Awards
The following table summarizes stock option awards outstanding as of March 27, 2016 and changes during the nine months then ended (numbers of shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 28, 2015	10,714	$43.10
Granted	1,969	$26.13
Exercised	(250)	$25.30
Forfeited or expired	(976)	$43.62
Outstanding at March 27, 2016	11,457	$40.53
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of March 27, 2016, and changes during the nine months then ended is as follows (numbers of awards and units in thousands):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 28, 2015	926	$45.47
Granted	1,179	$26.10
Vested	(348)	$45.00
Forfeited	(142)	$41.83
Nonvested at March 27, 2016	1,615	$31.75
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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Income Statement Classification:
Cost of revenue, net	$3,078	$3,158	$9,226	$9,511
Research and development	3,694	4,212	10,554	12,795
Sales, general and administrative	8,084	8,694	24,538	26,954
Total stock-based compensation expense	$14,856	$16,064	$44,318	$49,260
Note 11 – Income Taxes
The variation between the Company's effective income tax rate and the U.S. statutory rate of 35% is due to the impact of the Company’s pre-tax income or loss relative to favorable tax rate impacts associated predominantly with the Company’s: (i) projected income for the full year derived from international locations with lower tax rates than the U.S. and (ii) projected tax credits generated. Tax credits and other deductions have the impact of increasing the tax rate above the statutory rate of 35% in periods in which the Company reports pre-tax losses as they provide a benefit that is recoverable in future periods.
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
As of June 28, 2015, the Company's liability for unrecognized tax benefits was $17.8 million. During the nine months ended March 27, 2016, the Company recognized a $0.6 million increase to the liability for unrecognized tax benefits due to uncertainty regarding intercompany transactions recently challenged by the Italian tax authority. In addition, there was a $0.1 million decrease to the amount of unrecognized tax benefits following statute expirations. As a result, the total liability for unrecognized tax benefits as of March 27, 2016 was $18.3 million. If any portion of this $18.3 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $4.3 million of gross unrecognized tax benefits will change in the next 12 months as a result of audit closures and statute requirements.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2013. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2012. For foreign purposes, the Company is generally no longer subject to tax examinations for tax periods 2005 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture. The Company is currently under audit by the Italian Revenue Agency for the fiscal year ended June 30, 2013.
During the three months ended September 27, 2015, the Company concluded that it is likely that $2.3 million of North Carolina income tax credits will expire unused. As a result, during that period, the Company recorded a $1.5 million valuation allowance against the related deferred tax asset, representing the $2.3 million expiring credits net of federal benefit. During the three months ended March 27, 2016, the Company concluded that it is likely an additional $0.6 million of North Carolina income tax credits will expire unused. The Company increased the valuation allowance against the related deferred tax asset by $0.4 million, representing the $0.6 million expiring tax credits net of federal benefit, resulting in an additional $0.4 million of income tax expense during the three months ended March 27, 2016.

Note 12 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 28, 2015	$13,968
Warranties accrued in current period	13,105
Recall costs accrued in current period	423
Expenditures	(12,069)
Balance at March 27, 2016	$15,427
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The Company accrues estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. The warranty reserves, which are primarily related to Lighting Products, are evaluated quarterly based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of March 27, 2016, $1.3 million of the Company's product warranty liabilities were classified as long-term.
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
Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three and nine months ended March 27, 2016 and March 29, 2015. The Company's CODM is the Chief Executive Officer. The Company used the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
The Company's CODM does not review inter-segment transactions when evaluating segment performance and allocating resources to each segment, and inter-segment transactions are not included in the segment revenue presented in the table below. As such, total segment revenue in the table below is equal to the Company's consolidated revenue.
The Company's CODM reviews gross profit as the lowest and only level of segment profit. As such, all items below gross profit in the Consolidated Statements of Income (Loss) must be included to reconcile the consolidated gross profit presented in the table below to the Company's consolidated (loss) income before income taxes.
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
Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Revenue:
Lighting Products revenue	$187,714	$224,109	$690,715	$677,363
LED Products revenue	150,189	154,384	451,759	479,851
Power and RF Products revenue	29,016	31,026	85,740	93,134
Total revenue	$366,919	$409,519	$1,228,214	$1,250,348

Gross Profit and Gross Margin:
Lighting Products gross profit	$48,808	$58,315	$190,531	$178,608
Lighting Products gross margin	26.0%	26.0%	27.6%	26.4%
LED Products gross profit	52,102	55,358	156,489	182,406
LED Products gross margin	34.7%	35.9%	34.6%	38.0%
Power and RF Products gross profit	13,477	16,484	42,146	51,601
Power and RF Products gross margin	46.4%	53.1%	49.2%	55.4%
Total segment gross profit	114,387	130,157	389,166	412,615
Unallocated costs	(5,354)	(5,009)	(15,115)	(15,386)
Consolidated gross profit	$109,033	$125,148	$374,051	$397,229
Consolidated gross margin	29.7%	30.6%	30.5%	31.8%

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

Inventories for each of the Company's segments were as follows (in thousands):

	March 27, 2016	June 28, 2015
Lighting Products	$168,347	$150,755
LED Products	107,480	114,203
Power and RF Products	18,102	11,536
Total segment inventories	293,929	276,494
Unallocated inventories	3,931	4,082
Consolidated inventories	$297,860	$280,576

Note 14 - Costs Associated with LED Business Restructuring
In June 2015, the Company’s Board of Directors approved a plan to restructure the LED Products business. The restructuring reduced excess capacity and overhead in order to improve the cost structure moving forward. The primary components of the restructuring include the planned sale or abandonment of certain manufacturing equipment, facility consolidation and the elimination of certain positions. The restructuring activity ended in the second quarter of fiscal 2016. While no charges were incurred for the three months ended March 27, 2016, the Company did realize a $1.1 million gain of the sale of long-lived assets related to the restructuring which were sold for a value in excess of their estimated net realizable value.
The following table summarizes the actual and planned charges incurred through March 27, 2016 (in thousands):

Capacity and Overhead Cost Reductions	Estimated charges	Amounts incurred during the nine months ended March 27, 2016	Cumulative amounts incurred through March 27, 2016	Affected Line Item in the Consolidated Statements of Income (Loss)
Loss on disposal or impairment of long-lived assets	$57,651	$15,519	$57,651	Loss on disposal or impairment of long-lived assets
Severance expense	2,283	264	2,283	Sales, general and administrative expenses
Lease termination and facility consolidation costs	4,762	2,933	4,762	Sales, general and administrative expenses
Increase in channel inventory reserves	26,479	—	26,479	Revenue, net
Increase in inventory reserves	11,091	—	11,091	Cost of revenue, net
Total restructuring charges	$102,266	$18,716	$102,266
The following table presents the changes in the severance liability under the LED Products restructuring plan (in thousands):

Severance liability at June 28, 2015	$2,019
Severance expense	264
Severance payments	(2,283)
Severance liability at March 27, 2016	$—
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
In addition, we develop, manufacture and sell power and RF devices based on wide bandgap semiconductor materials such as SiC and gallium nitride (GaN). As previously announced, we have filed a confidential registration statement for an initial public offering to take this business public under the name Wolfspeed, Inc. (Wolfspeed). This initial public offering is dependent upon many factors, and may not occur on favorable terms or at all. Our power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Our RF devices are made from GaN and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide (GaAs).
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

Overview of the Nine Months Ended March 27, 2016
The following is a summary of our financial results for the nine months ended March 27, 2016:

•	Revenue decreased to $1.23 billion for the nine months ended March 27, 2016 from $1.25 billion for the nine months ended March 29, 2015.

•
Gross profit decreased to $374 million for the nine months ended March 27, 2016 from $397 million for the nine months ended March 29, 2015. Gross margin declined to 30.5% for the nine months ended March 27, 2016 from 32% for the nine months ended March 29, 2015.

•
Operating loss was $6 million for the nine months ended March 27, 2016 compared to operating income of $22 million for the nine months ended March 29, 2015. Net loss per diluted share was $0.11 for the nine months ended March 27, 2016 compared to net income per diluted share of $0.20 for the nine months ended March 29, 2015.

•
Cash, cash equivalents and short-term investments decreased to $0.6 billion at March 27, 2016 compared to $0.7 billion at June 28, 2015. Cash provided by operating activities was $139 million for the nine months ended March 27, 2016 compared to $94 million for the nine months ended March 29, 2015.

•	Inventories increased to $298 million at March 27, 2016 compared to $281 million at June 28, 2015.

•	Purchases of property and equipment were $100 million for the nine months ended March 27, 2016 compared to $158 million for the nine months ended March 29, 2015.
Business Outlook
We continue to project that the markets for our products will expand, but remain highly competitive through the remainder of calendar 2016. We anticipate focusing on the following key areas, among others, to position the Company to take advantage of the growing market opportunities while responding to this competitive environment:

•	Build financial momentum. We are focused on driving improved financial results in our fourth quarter and beyond. The key components are:

•	grow our commercial Lighting business and improve product margins by improving execution and new product momentum;

•	deliver LED results in a similar range to the third quarter of fiscal 2016;

•	expand our Power and RF business; and

•	manage our operating expenses to improve operating leverage.

•
Innovate to continue to lead in each of our business segments. We have established ourselves as the innovation leader in Lighting, LEDs and wide bandgap Power and RF. We are focused on continuing to develop new products that deliver fundamentally more value to drive new customer demand and build our brand.

•
Promote future growth in Power and RF. Our Wolfspeed business filed a confidential registration statement for an initial public offering to raise capital to support the business's targeted future growth. We believe that such a transaction would allow Cree shareholders to better realize the full value of both businesses. This initial public offering is dependent upon many factors, and may not occur on favorable terms or at all.

Results of Operations
The following table sets forth certain consolidated statement of income (loss) data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended				Nine Months Ended
	March 27, 2016		March 29, 2015		March 27, 2016		March 29, 2015
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$366,919	100%	$409,519	100%	$1,228,214	100%	$1,250,348	100%
Cost of revenue, net	257,886	70%	284,371	69%	854,163	70%	853,119	68%
Gross profit	109,033	30%	125,148	31%	374,051	30%	397,229	32%
Research and development	41,871	11%	43,823	11%	127,363	10%	137,537	11%
Sales, general and administrative	64,489	18%	71,860	18%	214,443	17%	213,927	17%
Amortization or impairment of acquisition-related intangibles	7,318	2%	6,749	2%	21,442	2%	19,743	2%
(Gain) loss on disposal or impairment of long-lived assets	(104)	—%	1,459	—%	16,483	1%	3,641	—%
Operating (loss) income	(4,541)	(1)%	1,257	—%	(5,680)	—%	22,381	2%
Non-operating income (expense), net	717	—%	(866)	—%	(14,075)	(1)%	3,766	—%
(Loss) income before income taxes	(3,824)	(1)%	391	—%	(19,755)	(2)%	26,147	2%
Income tax (benefit) expense	(3,976)	(1)%	(85)	—%	(8,860)	(1)%	2,739	—%
Net income (loss)	$152	—%	$476	—%	($10,895)	(1)%	$23,408	2%
Basic earnings (loss) per share	$—		$—		($0.11)		$0.20
Diluted earnings (loss) per share	$—		$—		($0.11)		$0.20
LED Business Restructuring
In June 2015, our Board of Directors approved a plan to restructure the LED Products business. The restructuring reduced excess capacity and overhead in order to improve the cost structure moving forward. The primary components of the restructuring include the planned sale or abandonment of certain manufacturing equipment, facility consolidation and the elimination of certain positions. The restructuring activity ended in the second quarter of fiscal 2016. While no charges were incurred for the three months ended March 27, 2016, the Company did realize a $1.1 million gain of the sale of long-lived assets related to the restructuring which were sold for a value in excess of their estimated net realizable value.
The following table summarizes the actual and planned charges incurred through March 27, 2016 (in thousands):

Capacity and Overhead Cost Reductions	Estimated charges	Amounts incurred during the nine months ended March 27, 2016	Cumulative amounts incurred through March 27, 2016	Affected Line Item in the Consolidated Statements of Income (Loss)
Loss on disposal or impairment of long-lived assets	$57,651	$15,519	$57,651	Loss on disposal or impairment of long-lived assets
Severance expense	2,283	264	2,283	Sales, general and administrative expenses
Lease termination and facility consolidation costs	4,762	2,933	4,762	Sales, general and administrative expenses
Increase in channel inventory reserves	26,479	—	26,479	Revenue, net
Increase in inventory reserves	11,091	—	11,091	Cost of revenue, net
Total restructuring charges	$102,266	$18,716	$102,266

Revenue

Revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 27, 2016	March 29, 2015	Change		March 27, 2016	March 29, 2015	Change
Lighting Products revenue	$187,714	$224,109	($36,395)	(16)%	$690,715	$677,363	$13,352	2%
Percent of revenue	51%	55%			56%	54%
LED Products revenue	150,189	154,384	(4,195)	(3)%	451,759	479,851	(28,092)	(6)%
Percent of revenue	41%	38%			37%	38%
Power and RF Products revenue	29,016	31,026	(2,010)	(6)%	85,740	93,134	(7,394)	(8)%
Percent of revenue	8%	7%			7%	8%
Total revenue	$366,919	$409,519	($42,600)	(10)%	$1,228,214	$1,250,348	($22,134)	(2)%
Our consolidated revenue decreased 10% to $366.9 million for the three months ended March 27, 2016 from $409.5 million for the three months ended March 29, 2015. This decrease was driven by the 16% decrease in Lighting Products revenue, the 3% decrease in LED Products revenue and the 6% decrease in Power and RF Products revenue. For the nine months ended March 27, 2016, our consolidated revenue decreased 2% to $1.2 billion from $1.3 billion for the nine months ended March 29, 2015. This decrease was driven by the 6% decrease in LED Products revenue and the 8% decrease in Power and RF Products revenue partially offset by the 2% increase in Lighting Products revenue.
Lighting Products Segment Revenue
Lighting Products revenue represented approximately 51% and 55% of our total revenue for the three months ended March 27, 2016 and March 29, 2015, respectively.
Lighting Products revenue decreased 16% to $187.7 million for the three months ended March 27, 2016 from $224.1 million for the three months ended March 29, 2015 and increased 2% to $690.7 million for the nine months ended March 27, 2016 from $677.4 million for the nine months ended March 29, 2015. The decrease in revenue for the three months ended March 27, 2016 compared to the three months ended March 29, 2015 was due to a 32% decrease in the number of units sold, partially offset by a 22% increase in Average Selling Price (ASP). The increase in revenue for the nine months ended March 27, 2016 compared to the nine months ended March 29, 2015 was due to a 22% increase in ASP, partially offset by a 16% decrease in units sold. The decreases in units sold were primarily the result of lower commercial lighting fixture sales in our fiscal third quarter resulting from customer service disruptions related to our information technology systems conversion, new product delays and a slowdown in the North American retrofit market, as well as a decrease in consumer bulb sales. The increases in ASP were due to the higher mix of commercial lighting fixture sales, which have a higher ASP than our other lighting products.
LED Products Segment Revenue
LED Products revenue represented 41% and 38% of our total revenue for the three months ended March 27, 2016 and March 29, 2015, respectively.
LED Products revenue decreased 3% to $150.2 million for the three months ended March 27, 2016 from $154.4 million for the three months ended March 29, 2015 and decreased 6% to $451.8 million for the nine months ended March 27, 2016 from $479.9 million for the nine months ended March 29, 2015. The decrease in revenue for the three months ended March 27, 2016 compared to the three months ended March 29, 2015 was due to an 18% decrease in ASP, partially offset by an 18% increase in the number of units sold. The decrease in revenue for the nine months ended March 27, 2016 compared to the nine months ended March 29, 2015 was due to a 17% reduction in ASP, partially offset by a 12% increase in the number of units sold. The decreases in ASP were due primarily to increased global competition for LED products which impacted our LED product lines.
Power and RF Products Segment Revenue
Power and RF Products revenue represented approximately 8% and 7% of our total revenue for the three months ended March 27, 2016 and March 29, 2015, respectively.
Power and RF Products revenue decreased 6% to $29.0 million for the three months ended March 27, 2016 from $31.0 million for the three months ended March 29, 2015 and decreased 8% to $85.7 million for the nine months ended March 27, 2016 from $93.1 million for the nine months ended March 29, 2015. The decrease in revenue for the three months ended March 27, 2016 as compared to the three months ended March 29, 2015 was due to a 26% decrease in the number of units sold, partially offset by a 16% increase in ASP. The decrease in revenue for the nine months ended March 27, 2016 compared to the nine months ended March 29, 2015 was primarily the result of a 27% decrease in the number of units sold, partially offset by a 15% increase in ASP. The decreases in units sold were primarily the result of a lower number of RF units sold. The increases in ASP were due to an increase in both power and RF product ASP resulting from a greater mix of higher priced power and RF products.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 27, 2016	March 29, 2015	Change		March 27, 2016	March 29, 2015	Change
Lighting Products gross profit	$48,808	$58,315	($9,507)	(16)%	$190,531	$178,608	$11,923	7%
Lighting Products gross margin	26.0%	26.0%			27.6%	26.4%
LED Products gross profit	52,102	55,358	(3,256)	(6)%	156,489	182,406	(25,917)	(14)%
LED Products gross margin	34.7%	35.9%			34.6%	38.0%
Power and RF Products gross profit	13,477	16,484	(3,007)	(18)%	42,146	51,601	(9,455)	(18)%
Power and RF Products gross margin	46.4%	53.1%			49.2%	55.4%
Unallocated costs	(5,354)	(5,009)	(345)	7%	(15,115)	(15,386)	271	(2)%
Consolidated gross profit	$109,033	$125,148	($16,115)	(13)%	$374,051	$397,229	($23,178)	(6)%
Consolidated gross margin	29.7%	30.6%			30.5%	31.8%
Our consolidated gross profit decreased 13% to $109.0 million for the three months ended March 27, 2016 from $125.1 million for the three months ended March 29, 2015. Our consolidated gross margin decreased to 29.7% for the three months ended March 27, 2016 from 30.6% for the three months ended March 29, 2015. Our consolidated gross profit decreased 6% to $374.1 million for the nine months ended March 27, 2016 from $397.2 million for the nine months ended March 29, 2015. Our consolidated gross margin decreased to 30.5% for the nine months ended March 27, 2016 from 31.8% for the nine months ended March 29, 2015.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit decreased 16% to $48.8 million for the three months ended March 27, 2016 from $58.3 million for the three months ended March 29, 2015 and increased 7% to $190.5 million for the nine months ended March 27, 2016 from $178.6 million for the nine months ended March 29, 2015. Lighting Products gross margin remained unchanged at 26.0% for the three months ended March 27, 2016 and March 29, 2015 and increased to 27.6% for the nine months ended March 27, 2016 from 26.4% for the nine months ended March 29, 2015. Lighting products gross profit decreased for the three months ended March 27, 2016 due to the decrease in units sold as discussed above. Lighting Products gross profit and gross margin increased for the nine months ended March 27, 2016 as compared to the nine months ended March 29, 2015 due to a more favorable product mix of commercial lighting fixture sales and the benefit of factory cost reductions.
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit decreased 6% to $52.1 million for the three months ended March 27, 2016 from $55.4 million for the three months ended March 29, 2015 and decreased to $156.5 million for the nine months ended March 27, 2016 from $182.4 million for the nine months ended March 29, 2015. LED Products gross margin decreased to 34.7% for the three months ended March 27, 2016 from 35.9% for the three months ended March 29, 2015 and decreased to 34.6% for the nine months ended March 27, 2016 from 38.0% for the nine months ended March 29, 2015. LED Products gross profit and gross margin decreased primarily due to lower pricing resulting from the increased global competition for LED products for the three and nine months ended March 27, 2016 as compared to the three and nine months ended March 29, 2015.

Power and RF Products Segment Gross Profit and Gross Margin
Power and RF Products gross profit decreased 18% to $13.5 million for the three months ended March 27, 2016 from $16.5 million for the three months ended March 29, 2015 and decreased to $42.1 million for the nine months ended March 27, 2016 from $51.6 million for the nine months ended March 29, 2015. Power and RF Products gross margin decreased to 46.4% for the three months ended March 27, 2016 from 53.1% for the three months ended March 29, 2015 and decreased to 49.2% for the nine months ended March 27, 2016 from 55.4% for the nine months ended March 29, 2015. Power and RF Products gross profit and gross margin decreased for the three and nine months ended March 27, 2016 as compared to the three and nine months ended March 29, 2015 primarily due to new product ramps related to new customer sales.
Unallocated Costs
Unallocated costs were $5.4 million and $5.0 million for the three months ended March 27, 2016 and March 29, 2015, respectively. For the nine months ended March 27, 2016 and March 29, 2015, unallocated costs were $15.1 million and $15.4 million, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources. The increase for the three months ended March 27, 2016 as compared to the three months ended March 29, 2015 was primarily attributable to higher stock-based compensation. The decrease for the nine months ended March 27, 2016 as compared to the nine months ended March 29, 2015 was primarily attributable to lower stock-based compensation.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following table sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 27, 2016	March 29, 2015	Change		March 27, 2016	March 29, 2015	Change
Research and development	$41,871	$43,823	($1,952)	(4)%	$127,363	$137,537	($10,174)	(7)%
Percent of revenue	11%	11%			10%	11%
Research and development expenses for the three months ended March 27, 2016 decreased 4% to $41.9 million from $43.8 million for the three months ended March 29, 2015. For the nine months ended March 27, 2016, research and development expenses decreased 7% to $127.4 million from $137.5 million for the nine months ended March 29, 2015. These decreases were primarily due to cost management and the nature of current research and development projects. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities.

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

	Three Months Ended				Nine Months Ended
	March 27, 2016	March 29, 2015	Change		March 27, 2016	March 29, 2015	Change
Sales, general and administrative	$64,489	$71,860	($7,371)	(10)%	$214,443	$213,927	$516	—%
Percent of revenue	18%	18%			17%	17%
Sales, general and administrative expenses for the three months ended March 27, 2016 decreased 10% to $64.5 million from $71.9 million for the three months ended March 29, 2015. For the nine months ended March 27, 2016, sales, general and administrative expenses remained consistent at $214.4 million compared to $213.9 million for the nine months ended March 29, 2015. The decrease for the three months ended March 27, 2016 compared to the three months ended March 29, 2015 was primarily due to lower spending on corporate sales and marketing expenses related to lower sales and a decrease in intellectual property legal fee spending. The increase for the nine months ended March 27, 2016 compared to the nine months ended March 29, 2015 was primarily due to an increase in spending on legal fees related to enforcing our patent rights and costs pursuant to our restructuring plan discussed above, partially offset by lower spending on corporate sales and marketing expenses.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names. Amortization of intangible assets related to our acquisitions was as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 27, 2016	March 29, 2015	Change		March 27, 2016	March 29, 2015	Change
Customer relationships	$1,594	$1,599	($5)	—%	$4,808	$4,288	$520	12%
Developed technology	4,945	4,660	285	6%	14,836	13,981	855	6%
In-process research and development	270	—	270		270	—	270
Non-compete agreements	509	490	19	4%	1,528	1,470	58	4%
Trade names, finite-lived	—	—	—		—	4	(4)	(100)%
Total amortization	$7,318	$6,749	$569	8%	$21,442	$19,743	$1,699	9%
Amortization of acquisition-related intangibles increased for the three and nine months ended March 27, 2016 compared to the three and nine months ended March 29, 2015 due to the amortization of intangibles related to the Arkansas Power Electronics International, Inc. (APEI) acquisition in July 2015 as discussed in Note 2, “Acquisition,” in our consolidated financial statements in Part I, Item 1 of this Quarterly Report.
(Gain) Loss on Disposal or Impairment of Long-Lived Assets
We operate a capital intensive business. As such, we dispose of a certain level of our equipment in the normal course of business as our production processes change due to production improvement initiatives or product mix changes. Due to the risk of technological obsolescence or changes in our production process, we regularly review our equipment and capitalized patent costs for possible impairment.

The following table sets forth our (gain) loss on disposal or impairment of long-lived assets (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 27, 2016	March 29, 2015	Change		March 27, 2016	March 29, 2015	Change
(Gain) loss on disposal or impairment of long-lived assets	($104)	$1,459	($1,563)	(107)%	$16,483	$3,641	$12,842	353%
We recognized a net gain of $0.1 million and a net loss of $1.5 million on the disposal of long-lived assets for the three months ended March 27, 2016 and March 29, 2015, respectively. For the nine months ended March 27, 2016, we recognized a net loss of $16.5 million compared to a net loss of $3.6 million for the nine months ended March 29, 2015. The decrease in net loss for three months ended March 27, 2016 as compared to the three months ended March 29, 2015 was primarily due to gain from sale of assets held for sale. The increase in net loss for the nine months ended March 27, 2016 as compared to the nine months ended March 29, 2015 was primarily due to the planned sale or abandonment of certain long-lived assets to reduce excess manufacturing capacity pursuant to our restructuring plan discussed above. The restructuring activity ended in the second quarter of fiscal 2016.
Non-Operating Income (Expense), net
The following table sets forth our non-operating income (expense), net (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 27, 2016	March 29, 2015	Change		March 27, 2016	March 29, 2015	Change
Gain on sale of investments, net	$47	$107	($60)	(56)%	$63	$883	($820)	(93)%
Loss on equity method investment	(790)	(3,670)	2,880	(78)%	(13,712)	(2,991)	(10,721)	358%
Foreign currency gain (loss), net	348	776	(428)	(55)%	(4,331)	(1,820)	(2,511)	138%
Interest income, net	1,024	1,823	(799)	(44)%	3,541	7,441	(3,900)	(52)%
Other, net	88	98	(10)	(10)%	364	253	111	44%
Non-operating income (expense), net	$717	($866)	$1,583	(183)%	($14,075)	$3,766	($17,841)	(474)%
Gain on sale of investments, net. Gain on sale of investments, net was $47 thousand for the three months ended March 27, 2016 compared to $107 thousand for the three months ended March 29, 2015. For the nine months ended March 27, 2016, gain on sale of investments, net was $63 thousand compared to $883 thousand for the nine months ended March 29, 2015. Gain on sale of investments, net was lower for the three and nine months ended March 27, 2016 due to lower sales of investments.
Loss on equity method investment. Loss on our equity method investment in Lextar Electronics Corporation (Lextar) was $0.8 million for the three months ended March 27, 2016 compared to a loss on equity method investment of $3.7 million for the three months ended March 29, 2015. Loss on equity method investment was $13.7 million for the nine months ended March 27, 2016 compared to a loss on equity method investment of $3.0 million for the nine months ended March 29, 2015. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price declined from the date of our investment in December 2014 through the end of fiscal 2015, and this downward stock price trend has continued during fiscal 2016, with variability between quarters. This volatile stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. Any future stock price changes will be recorded as further gains or losses on equity method investment based on the increase or decrease, respectively, in the fair value of the investment during the applicable fiscal period. Further losses could have a material adverse effect on our results of operations.
Foreign currency gain (loss), net. Foreign currency gain (loss), net consisted primarily of remeasurement adjustments resulting from our investment in Lextar and consolidating our international subsidiaries. The foreign currency gain for the three months ended March 27, 2016 was primarily due to favorable fluctuation in the exchange rate between the New Taiwan Dollar (TWD) and the United States Dollar related to our Lextar investment, as well as between the Euro and the United States Dollar, partially offset by an unfavorable fluctuation between the Chinese Yuan and the United States Dollar. The foreign currency gain for the three months ended March 29, 2015 was primarily due to the favorable fluctuation in the exchange rate between the TWD and the United States Dollar related to our investment in Lextar as well as between the Chinese Yuan and the United States Dollar partially offset by an unfavorable fluctuation between the Euro and the United States Dollar. The foreign currency loss for the nine months ended March 27, 2016 was primarily due to unfavorable fluctuation in the exchange rate between the Chinese Yuan and the United States Dollar as well as between the TWD and the United States Dollar related to our Lextar investment, partially offset by a favorable fluctuation between the Euro and the United States Dollar. The foreign currency loss for the nine months ended March 29, 2015 was primarily due to an unfavorable fluctuation in the exchange rate between the TWD and the

United States Dollar related to our investment in Lextar as well as between the Euro and the United States Dollar partially offset by a favorable fluctuation in the exchange rate between the Chinese Yuan and the United States Dollar.
Interest income, net. Interest income, net was $1.0 million for the three months ended March 27, 2016 compared to $1.8 million for the three months ended March 29, 2015. For the nine months ended March 27, 2016, interest income, net was $3.5 million compared to $7.4 million for the nine months ended March 29, 2015. The decrease in interest income, net for the three and nine months ended March 27, 2016 was primarily due to lower invested balances and higher interest expense due to higher borrowings associated with our line of credit as compared to the three and nine months ended March 29, 2015.
Other, net. Other, net was $0.1 million for both the three months ended March 27, 2016 and the three months ended March 29, 2015. For the nine months ended March 27, 2016, other, net was $0.4 million compared to $0.3 million for the nine months ended March 29, 2015.
Income Tax (Benefit) Expense
The following table sets forth our income tax (benefit) expense in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 27, 2016	March 29, 2015	Change		March 27, 2016	March 29, 2015	Change
Income tax (benefit) expense	($3,976)	($85)	($3,891)	4,578%	($8,860)	$2,739	($11,599)	(423)%
Effective tax rate	104.0%	(21.7)%			44.8%	10.5%
The variation between our effective income tax rate and the U.S. statutory rate of 35 percent is due to the impact of our pre-tax income or loss relative to favorable tax rate impacts associated predominantly with our: (i) projected income for the full year derived from international locations with lower tax rates than the U.S. and (ii) projected tax credits generated. Tax credits and other deductions have the impact of increasing the tax rate above the statutory rate of 35% in periods in which we report pre-tax losses as they provide a benefit recoverable in future periods. The increase in our tax rate to 104% for the three months ended March 27, 2016 is primarily due to the cumulative year to date catch-up in tax benefit recorded in the quarter as a result of our forecasted loss.
We recognized an income tax benefit of $4.0 million for an effective tax rate of 104% for the three months ended March 27, 2016 as compared to income tax benefit of $0.1 million for an effective tax rate of (21.7)% for the three months ended March 29, 2015. For the nine months ended March 27, 2016, we recognized an income tax benefit of $8.9 million for an effective tax rate of 44.8% compared to an income tax expense of $2.7 million for an effective tax rate of 10.5% for the nine months ended March 29, 2015. The increase in our effective tax rate for the three and nine months ended March 27, 2016 was primarily due to the cumulative year to date catch-up in tax benefit recorded in the quarters as a result of our forecasted loss.
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
The following table presents the components of our cash conversion cycle:

	Three Months Ended
	March 27, 2016	June 28, 2015	Change
Days of sales outstanding(a)	44	44	—
Days of supply in inventory(b)	104	83	21
Days in accounts payable(c)	(45)	(48)	3
Cash conversion cycle	103	79	24

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

The increase in the cash conversion cycle was primarily driven by an increase in days of supply in inventory and a decrease in days in accounts payable during the three months ended March 27, 2016.
As of March 27, 2016, we had unrealized losses on our investments of $0.4 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at March 27, 2016 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of March 27, 2016.

Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Nine Months Ended
	March 27, 2016	March 29, 2015	Change
Net cash provided by operating activities	$138,763	$93,699	$45,064	48%
Net cash (used in) provided by investing activities	(50,732)	36,728	(87,460)	(238)%
Net cash used in financing activities	(111,222)	(211,600)	100,378	(47)%
Effects of foreign exchange changes on cash and cash equivalents	(957)	(923)	(34)	4%
Net decrease in cash and cash equivalents	($24,148)	($82,096)	$57,948
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities increased to $138.8 million for the nine months ended March 27, 2016 from $93.7 million for the nine months ended March 29, 2015. This increase was primarily due to cash generated from working capital.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash used in investing activities was $50.7 million for the nine months ended March 27, 2016 and net cash provided by investing activities was $36.7 million for the nine months ended March 29, 2015. Net proceeds from the sale of short-term investments decreased $222.7 million for the nine months ended March 27, 2016 compared to the nine months ended March 29, 2015. This was partially offset by a $62.1 million decrease in our capital spending for the nine months ended March 27, 2016 compared to the nine months ended March 29, 2015. The nine months ended March 27, 2016 included $12.5 million in net spend to acquire APEI while the nine months ended March 29, 2015 included the $80.6 million investment in Lextar.
For fiscal 2016, we target approximately $120.0 million of capital investment, which is primarily related to infrastructure projects to support our longer term growth and strategic priorities.
Cash Flows from Financing Activities
Net cash used in financing activities was $111.2 million for the nine months ended March 27, 2016 compared to $211.6 million for the nine months ended March 29, 2015. For the nine months ended March 27, 2016, our financing activities primarily consisted of the repurchase of common stock worth approximately $149.6 million, partially offset by net borrowing on our line of credit of $25.0 million, and proceeds of $13.3 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises. For the nine months ended March 29, 2015, our financing activities primarily consisted of the repurchase of common stock worth approximately $390.1 million, partially offset by net borrowings on our line of credit of $150.0 million, and proceeds of $28.5 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 27, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our future success may depend on our ability to develop new, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products which impacted our 2016 fiscal third quarter. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

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
We have experienced these conditions in our business and may experience such conditions in the future, which could have a material negative impact on our business, results of operations or financial condition. For example, in the fourth quarter of fiscal 2015, we announced a restructuring plan for our LED business that reduced excess capacity and overhead as well as increased reserves as the result of a more aggressive pricing environment. We may not be able to achieve the level of benefits that we expect to realize from this restructuring within the expected timeframes, if at all, which could have a material negative impact on our business.
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

We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. For example, we implemented a new information technology platform at our Racine operations in our 2016 fiscal third quarter, which led to a disruption in our commercial lighting business. Allocation and effective management of the resources necessary to successfully implement, integrate, train personnel and sustain this new platform will remain critical to ensure that we are not subject to transaction errors, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through security breach in the near term. For example, commercial lighting revenue was negatively impacted in the March 2016 fiscal quarter due to lower commercial orders in connection with customer service interruptions related to this platform implementation. Additionally, if we do not allocate and effectively manage the resources necessary to build, implement, upgrade, integrate and sustain the proper technology infrastructure over the longer term, we could be subject to the same risks outlined above.
While we intend to focus on managing our costs and expenses, over the long term we expect to invest to support our growth and may have additional unexpected costs. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. In addition to our own manufacturing capacity, we are increasingly utilizing contract manufacturers and original design manufacturers (ODMs) to produce our products for us. There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers or ODMs, that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control during the start-up phase.
In connection with our efforts to cost-effectively manage our growth, we have also increasingly relied on contractors for production capacity, logistics support and certain administrative functions including hosting of certain information technology software applications. If our contract manufacturers, ODMs or other service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, or an impact on employee morale. Our operations may also be negatively impacted if any of these contract manufacturers, ODMs or other service providers do not have the financial capability to meet our growing needs.
If we are unable to effectively develop, manage and expand our sales channels for our products, our operating results may suffer.
We have expanded into business channels that are different from those in which we have historically operated as we grow our business and sell more lighting and LED products. Lighting sales agents have in the past and may in the future choose to drop our product lines from their portfolio to avoid losing access to our competitors’ lighting products, resulting in a disruption in the project pipeline and lower than targeted sales for our lighting products. Lighting sales agents have the ability to shift business to different suppliers within their product portfolio based on a number of factors, including customer service and new product availability. We sell a portion of our lighting products through retailers who may alter their promotional pricing or inventory strategies, which could impact our targeted sales of these products. If we are unable to effectively penetrate these channels or develop alternate channels to ensure our products are reaching the intended customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the timeline established by our customers.
We sell a substantial portion of our products to distributors. We rely on distributors to develop and expand their customer base as well as anticipate demand from their customers. If they are not successful, our growth and profitability may be adversely impacted. Distributors must balance the need to have enough products in stock in order to meet their customers’ needs against their internal target inventory levels and the risk of potential inventory obsolescence. The risks of inventory obsolescence are especially relevant to technological products. The distributors’ internal target inventory levels vary depending on market cycles and a number of factors within each distributor over which we have very little, if any, control. Distributors also have the ability to shift business to different manufacturers within their product portfolio based on a number of factors, including new product availability and performance.
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
As customer demand for our products changes, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase or decrease our production capacity at our targeted rate or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets. In addition, as we change product generations, we must balance the production and inventory of prior generation products with the production and inventory of new generation products, whether manufactured by us or our contract manufacturers.
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
We have a developing brand with increasing value.  Maintaining and continually enhancing the value of this brand is critical to the success of our business.  Brand value is based in large part on customer perceptions.  Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products.  Brand value could diminish significantly due to a number of factors, including adverse publicity about our products (whether valid or not), a failure to maintain the quality of our products (whether perceived or real), the failure of our products or Cree to deliver consistently positive consumer experiences, the products becoming unavailable to consumers or consumer perception that we have acted in an irresponsible manner.  Damage to our brand, reputation or loss of customer confidence in our brand or products could result in decreased demand for our products and have a negative impact on our business, results of operations or financial condition.

Variations in our production could impact our ability to reduce costs and could cause our margins to decline and our operating results to suffer.
All of our products are manufactured using technologies that are highly complex. The number of usable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

•	variability in our process repeatability and control;

•	contamination of the manufacturing environment;

•	equipment failure, power outages, fires, flooding, information or other system failures or variations in the manufacturing process;

•	lack of consistency and adequate quality and quantity of piece parts, other raw materials and other bill of materials items;

•	inventory shrinkage or human errors;

•	defects in production processes (including system assembly) either within our facilities or at our suppliers; and

•	any transitions or changes in our production process, planned or unplanned.
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

We may not complete the proposed IPO, or we may divest the Power and RF Products segment, in which event we will have incurred significant IPO expenses that we will be unable to recover through the IPO, and for which we will not receive any benefit. If the proposed IPO is completed, Wolfspeed would be a new publicly traded company. We cannot make any assurances that the proposed IPO, if completed, will increase the market value of Cree.

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
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting may impact the demand for our products. Demand for our products may also be impacted by changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products. For example, on December 31, 2015 Energy Star announced its release of Energy Star Lamps V2.0 specification that will replace V1.2 on January 2, 2017. The ability of us and our competitors to meet these new requirements could impact competitive dynamics in the market.

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

•
tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost effective and timely manner, or changes in applicable tariffs or custom rules;

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
Our international sales and purchases are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and, in the extreme case, we could be suspended or debarred from government contracts or have our export privileges suspended, which could have a material adverse effect on our business.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $22.12 to a high of $35.90 during the 12 months ended March 27, 2016. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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

There were no unregistered securities sold during the third quarter of fiscal 2016.
Stock Repurchase Program

The following table summarizes stock repurchase activity for the third quarter of fiscal 2016 (in thousands, except price per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[1]
Shares repurchased under our Stock Repurchase Program
December 28, 2015 to January 24, 2016	—	$—	5,173	$368,148
January 25, 2016 to February 21, 2016	633	$28.15	5,806	$350,329
February 22, 2016 to March 27, 2016	—	$—	5,806	$350,329
Total	633	$28.15

(1)
On June 18, 2015, our Board of Directors approved our fiscal 2016 stock repurchase program, authorizing us to repurchase shares of our common stock having an aggregate purchase price not exceeding $500 million for all purchases from June 29, 2015 through the expiration of the program on June 26, 2016.

Since the inception of our stock repurchase program in January 2001 through March 27, 2016, we have repurchased 34.2 million shares of our common stock at an average price of $29.34 per share with an aggregate value of $1.0 billion. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.
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
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income (Loss); (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

April 27, 2016

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
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income (Loss); (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements