Form 10-K
period 2016-06-26
CREE INC
filed 2016-08-25
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 26, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of December 24, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,821,982,837 (based on the closing sale price of $27.96 per share).
The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 22, 2016 was 100,850,243.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 26, 2016 are incorporated by reference into Part III.

CREE, INC.
FORM 10-K
For the Fiscal Year Ended June 26, 2016

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

PART I

Item 1. Business

Overview
Cree, Inc. (Cree, we, our, or us) is a leading innovator of lighting-class light emitting diode (LED) products, lighting products and wide bandgap semiconductor products for power and radio-frequency (RF) applications. Our products are targeted for applications such as indoor and outdoor lighting, video displays, transportation, electronic signs and signals, power supplies, inverters and wireless systems. As discussed more fully below, we operate in three reportable segments: Lighting Products, LED Products and Power and RF Products.
Our lighting products primarily consist of LED lighting systems and bulbs. We design, manufacture and sell lighting fixtures and lamps for the commercial, industrial and consumer markets.
Our LED products consist of LED components, LED chips and silicon carbide (SiC) materials. Our LED products enable our customers to develop and market LED-based products for lighting, video screens and other industrial applications.
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
As discussed more fully below in “Recent Developments,” on July 13, 2016, we executed a definitive agreement to sell our Power and RF Products segment and certain related portions of our SiC materials and gemstones business included in our LED Products segment to Infineon Technologies AG (Infineon).
The majority of our products are manufactured at our production facilities located in North Carolina, Wisconsin and China. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, California, Wisconsin, India, Italy and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987 and is headquartered in Durham, North Carolina. For further information about our consolidated revenue and earnings, please see our consolidated financial statements included in Item 8 of this Annual Report.

Recent Developments
On July 13, 2016, we executed an Asset Purchase Agreement (the APA) with Infineon. The transaction, which was approved by both our Board of Directors and Infineon’s Supervisory Board, is expected to close by the end of calendar year 2016, subject to customary closing conditions and governmental approvals.
Pursuant to the APA, we will sell to Infineon, and Infineon will (i) purchase from us (a) the assets comprising our Power and RF Products segment, including manufacturing facilities and equipment, inventory, intellectual property rights, contracts, real estate, and the outstanding equity interests of Cree Fayetteville, Inc, one of our wholly-owned subsidiaries, and (b) certain non-LED related portions of our SiC materials and gemstones business included within our LED Products segment (we refer to the business that we are selling, collectively, as our Wolfspeed Business) and (ii) assume certain liabilities related to the Wolfspeed business. We will retain certain liabilities associated with the Wolfspeed business arising prior to the closing of the transaction. Infineon is expected to hire most of our approximately 545 Wolfspeed employees either at the closing of the transaction or following a transition period.
The purchase price for the Wolfspeed business will be $850 million in cash, which is subject to certain adjustments. In connection with the transaction, we will also enter into certain ancillary and related agreements with Infineon, including (i) an intellectual property assignment and license agreement, which will assign to Infineon certain intellectual property that we own and license to Infineon certain additional intellectual property that we own, (ii) a transition services agreement, which is designed to ensure a smooth transition of the Wolfspeed business to Infineon, and (iii) a wafer supply agreement, pursuant to which we will supply Infineon with silicon carbide wafers and silicon carbide boules for a transitional period of time.
The APA contains customary representations, warranties and covenants, including covenants to cooperate in seeking regulatory approvals, as well as our agreement to not compete with the Wolfspeed business for five years following the closing of the transaction and to indemnify Infineon for certain damages that Infineon may suffer following the closing of the transaction.

Infineon’s obligation to purchase the Wolfspeed business is subject to the satisfaction or waiver of a number of conditions set forth in the APA, including regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain similar non-U.S. regulations, the approval of the Committee on Foreign Investment in the United States and other customary closing conditions. The APA provides for customary termination rights of the parties and also provides that in the event the APA is terminated for certain specified regulatory-related circumstances, Infineon may be required to pay us a termination fee ranging from $12.5 million to $42.5 million.

Reportable Segments
Our three reportable segments are:

•	Lighting Products

•	LED Products

•	Power and RF Products

Reportable segments are components of an entity that have separate financial data that the entity’s Chief Operating Decision Maker (CODM) regularly reviews when allocating resources and assessing performance. Our CODM is the Chief Executive Officer.

For financial results by reportable segment, please refer to Note 14, “Reportable Segments,” in our consolidated financial statements included in Item 8 of this Annual Report.

Products by Reportable Segment
Lighting Products Segment
Lighting Products revenue was $889.1 million, $906.5 million, and $706.4 million, representing 55%, 55%, and 43% of our revenue for the fiscal years ended June 26, 2016, June 28, 2015 and June 29, 2014, respectively. Lighting Products gross profit was $238.2 million, $235.5 million and $197.3 million and gross margin was 27%, 26% and 28% for the fiscal years 2016, 2015 and 2014, respectively.
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
LED Products Segment
LED Products revenue was $610.8 million, $602.1 million and $833.7 million representing 38%, 37%, and 51% of revenue for the fiscal years ended June 26, 2016, June 28, 2015 and June 29, 2014, respectively. LED Products gross profit was $212.4 million, $190.9 million and $381.0 million and gross margin was 35%, 32% and 46% for the fiscal years 2016, 2015 and 2014, respectively.
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
Our XLamp LED components and LED modules are designed to meet a broad range of market needs for lighting applications including general illumination (both indoor and outdoor applications), portable, architectural, signal and transportation lighting.

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
Power and RF Products Segment
Power and RF Products revenue was $116.7 million, $123.9 million, and $107.5 million, representing 7%, 8% and 6% of our revenue for the fiscal years ended June 26, 2016, June 28, 2015 and June 29, 2014, respectively. Power and RF Products gross profit was $56.1 million, $67.8 million and $60.7 million and gross margin was 48%, 55% and 56% for the fiscal years 2016, 2015 and 2014, respectively.
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

Financial Information about Geographic Areas of Customers and Assets
We derive a significant portion of our revenue from product sales to international customers. For information concerning geographic areas of our customers and geographic information concerning our long-lived assets, please see Note 14, “Reportable Segments,” in our consolidated financial statements included in Item 8 of this Annual Report. International operations expose us to risks that are different from operating in the United States, including foreign currency translation and transaction risk, risk of changes in tax laws, application of import/export laws and regulations and other risks described further in Item 1A, “Risk Factors,” of this Annual Report.

Research and Development
We invest significant resources in research and development. Our research and development activity includes efforts to:

•	increase the quality, performance and diameter of our substrate and epitaxial materials;

•	continually improve our manufacturing processes;

•	develop brighter, more efficient and lower cost LED chip and component products;

•	create new, and improve existing, LED components;

•	improve existing LED lighting products and develop new LED lighting systems and related controls; and

•	develop higher power diodes/switches and higher power/linearity RF devices.

When our customers participate in funding our research and development programs, we recognize the amount funded as a reduction of research and development expenses to the extent that our customers’ funding does not exceed our respective research and development costs. Research and development expenses were $168.8 million, $182.8 million and $181.4 million for the fiscal years ended June 26, 2016, June 28, 2015 and June 29, 2014, respectively. For further information about our research and development, see “Research and Development” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Sales and Marketing
We continue to make investments to expand our sales, marketing, technical applications support, and distribution capabilities to sell our lighting products and further enable new and existing customers to implement LED and power technology into their products. We also continue to make investments to promote and build market awareness of the Cree brand. Our sales, marketing and technical applications teams include personnel throughout North America, Asia and Europe.

Customers
We have historically had a few key customers who represented more than 10% of our consolidated revenue. In fiscal 2016, revenue from Arrow Electronics, Inc. (Arrow) accounted for 10% of our total consolidated revenue. In fiscal 2015, revenue from Arrow and The Home Depot, Inc. (Home Depot) accounted for 12% and 11% of our total consolidated revenue, respectively. In fiscal 2014, revenue from Arrow and Home Depot accounted for 13% and 11% of our total consolidated revenue. Arrow is a customer of our LED Products and Power and RF Products segments. Home Depot is a customer of our Lighting Products segment. For further discussion regarding customer concentration, please see Note 15, “Concentrations of Risk,” in our consolidated financial statements included in Item 8 of this Annual Report. The loss of any large customer could have a material adverse effect on our business and results of operations.

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
Backlog
Our backlog at June 26, 2016, the last day of our 2016 fiscal year, was approximately $181.7 million, compared with a backlog of approximately $238.4 million at June 28, 2015, the last day of our 2015 fiscal year. Because of the generally short cycle time between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which at times may be made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net revenue for any future period.  Additionally, our June 26, 2016 backlog contained $45.0 million of research contracts signed with the U.S. Government, for which approximately $33.7 million had not been appropriated as of the last day of fiscal 2016.  Our June 28, 2015 backlog contained $29.5 million of research contracts signed with the U.S. Government, for which approximately $17.6 million was not appropriated as of the last day of fiscal 2015. Our backlog could be adversely affected if the U.S. Government exercises its rights to terminate our government contracts or does not appropriate and allocate all of the funding contemplated by the contracts.
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
Our LED lighting products compete against traditional lighting products that use incandescent, fluorescent, halogen, ceramic metal halide, high pressure sodium or other lighting technologies. Our LED lighting products compete against traditional lighting products based upon superior energy savings, extended life, improved lighting quality and lower total cost of ownership. We also compete with LED-based products from traditional and non-traditional lamp and fixture companies, some of which are customers for our LED chips and LED components. Our products compete on the basis of color quality and consistency, superior light output, reduced energy consumption, brand, customer service and lower total cost of ownership.

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
There are many other LED chip producers who sell blue, green and white LED chip products, including OSRAM, Toyoda Gosei Co., Ltd., Epistar Corporation, and Sanan Optoelectronics Co., Ltd. These competitors make products for a variety of applications in a range of performance levels that compete directly with our LED chip products.
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
LED Components
The market for lighting class LED components is concentrated primarily in indoor and outdoor commercial lighting; specialty lighting, including torch lamps (flashlights); color changing architectural lighting; signs and signals; and transportation. Nichia, OSRAM, Lumileds Holding B.V. and Samsung are the main competitors in these markets. These companies sell LED components that compete indirectly with our target customers for LED chips and compete directly with our XLamp LED components and LED modules. There are a large number of other companies, primarily based in Asia, that offer products designed to compete both directly and indirectly with our LED components in lighting and other applications. We are positioning our XLamp LED components and LED modules to compete in this market based on performance, price and usability.
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
Power and RF Products Segment
Power Devices
Our SiC-based power devices compete with SiC power semiconductor solutions offered by Infineon, Microsemi Corporation, Mitsubishi Electric Corporation, Rohm Co. Ltd. and STMicroelectronics, Inc. Our products also compete with existing semiconductor devices offered by a variety of manufacturers.  Our power products compete in the power semiconductor market on the basis of performance and reliability.
RF Devices
Our RF devices compete with M/A-COM Technology Solutions Inc., Microsemi Corporation, Mitsubishi Electric Corporation, Sumitomo Electric Device Innovations, Inc. and Qorvo, Inc. which all offer GaN RF products that compete directly with our GaN HEMT products. Our products also compete with a variety of companies offering silicon and GaAs-based products. Our products compete in the RF semiconductor market on the basis of reliability, performance, design predictability and overall system price.
Patents and Other Intellectual Property Rights
We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants, purchases and assignments, rights to patents on inventions originally developed by others. As of June 26, 2016, we owned or were the exclusive licensee of 1,821 issued U.S. patents and approximately 2,978 foreign patents with various expiration dates extending up to 2040. We do not consider our business to be materially dependent upon any one patent, and we believe our business will not be materially adversely affected by the expiration of any one patent. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets by keeping confidential the information that we believe provides us with a competitive advantage. We attempt to create strong brands for our products and promote our products through trademarks that distinguish them in the market. We may license our customers to use our trademarks in connection with the sale of our products, and we monitor for the proper and authorized use of our marks.
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
Employees
As of June 26, 2016, we employed 6,237 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights.
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
Our future success may depend on our ability to develop new, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products, , which impacted our results for our fiscal third quarter and beyond. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions for market requirements;

•	our ability to predict, influence and/or react to evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs;

•	our ability to effectively transfer products and technology from development to manufacturing;

•	our customers’ ability to develop competitive products incorporating our products; and

•	market acceptance of our products and our customers’ products.
If any of these or other similar factors becomes problematic, we may not be able to develop and introduce new products in a timely or cost-effective manner.
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
We have experienced these conditions in our business and may experience such conditions in the future, which could have a material negative impact on our business, results of operations or financial condition. For example, in the fourth quarter of fiscal 2015, we commenced a restructuring plan for our LED business that reduced excess capacity and overhead as well as increased reserves as the result of a more aggressive pricing environment. The restructuring activity ended in the second quarter of fiscal 2016.
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

We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. For example, the implementation of a new information technology platform at our Racine operations in our 2016 fiscal third quarter led to service interruptions that resulted in lower commercial lighting orders and revenues during that quarter and beyond. Allocation and effective management of the resources necessary to successfully implement, integrate, train personnel and sustain this new platform will remain critical to ensure that we are not subject to transaction errors, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through security breach in the near term. Additionally, we face these same risks if we fail to allocate and effectively manage the resources necessary to build, implement, upgrade, integrate and sustain appropriate technology infrastructure over the longer term.

While we intend to focus on managing our costs and expenses, over the long term we expect to invest to support our growth and may have additional unexpected costs. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. In addition to our own manufacturing capacity, we are increasingly utilizing contract manufacturers and original design manufacturers (ODMs) to produce our products for us. There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers or ODMs, that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control.
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
We are subject to a number of risks associated with the proposed sale of the Wolfspeed business, and these risks could adversely impact our operations, financial condition and business.
On July 13, 2016, we executed an APA with Infineon to sell the Wolfspeed business. We are subject to a number of risks associated with this transaction, including risks associated with:

•
the failure to obtain, on a timely basis or at all, the regulatory approvals required to complete the transaction without the imposition of conditions that may cause the parties to abandon the transaction, or the failure to satisfy, on a timely basis or at all, the other closing conditions set forth in the APA;

•
the disruption to and uncertainty in our business and our relationships with our customers, including attempts by our customers to renegotiate their relationships with us or decisions by our customers to defer or delay purchases from us;

•	the diversion of our management’s attention away from the operation of the businesses we are retaining;

•	difficulties in hiring, retaining and motivating key personnel during this process or as a result of uncertainties generated by this process or any developments or actions relating to it;

•	our incurrence of significant transaction costs in connection with the transaction, regardless of whether it is completed;

•	the restrictions on and obligations with respect to our business set forth in the APA and, following closing, the transition services agreement and the wafer supply agreement;

•	the separation of the Wolfspeed business from the businesses we are retaining and the operation of our retained businesses without the Wolfspeed business;

•	any required payments of indemnification obligations under the APA for retained liabilities and breaches of representations, warranties or covenants;

•	fluctuations in our market value, including the depreciation in our market value if the transaction is not completed or the failure of the transaction, even if completed, to increase our market value;

•	failure to realize the full purchase price anticipated under the APA;
As a result of these risks, we may be unable to complete the transaction or realize the anticipated benefits of the transaction, including the total amount of cash we expect to realize. Our failure to complete the transaction or realize the anticipated benefits of the transaction would adversely impact our operations, financial condition and business and could limit our ability to pursue strategic transactions or engage in stock repurchases.
If we are unable to effectively develop, manage and expand our sales channels for our products, our operating results may suffer.
We have expanded into business channels that are different from those in which we have historically operated as we grow our business and sell more lighting and LED products. Lighting sales agents have in the past and may in the future choose to drop our product lines from their portfolios to avoid losing access to our competitors’ lighting products, resulting in a disruption in the project pipeline and lower than targeted sales for our lighting products. Lighting sales agents have the ability to shift business to different suppliers within their product portfolios based on a number of factors, including customer service and new product availability. We sell a portion of our lighting products through retailers who may alter their promotional pricing or inventory strategies, which could impact our targeted sales of these products. If we are unable to effectively penetrate these channels or develop alternate channels to ensure our products are reaching the intended customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the timeline established by our customers.
We sell a substantial portion of our products to distributors. We rely on distributors to develop and expand their customer base as well as anticipate demand from their customers. If they are not successful, our growth and profitability may be adversely impacted. Distributors must balance the need to have enough products in stock in order to meet their customers’ needs against their internal target inventory levels and the risk of potential inventory obsolescence. The risks of inventory obsolescence are especially relevant to technological products. The distributors’ internal target inventory levels vary depending on market cycles and a number of factors within each distributor over which we have very little, if any, control. Distributors also have the ability to shift business to different manufacturers within their product portfolios based on a number of factors, including new product availability and performance.
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
As customer demand for our products changes, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase or decrease our production capacity at our targeted rate or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets. In addition, as we introduce new products and change product generations, we must balance the production and inventory of prior generation products with the production and inventory of new generation products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling.

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
Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, any economic and political uncertainty caused by the United Kingdom's impending exit from the European Union may negatively impact demand for our products.

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
We receive a significant amount of our revenue from a limited number of customers, including distributors and retailers, one of which represented 10% of our consolidated revenue in fiscal 2016. Most of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. In the case of retailers, these customers may alter their promotional pricing; increase promotion of competitors' products over our products; or reduce their inventory levels; all of which could negatively impact our financial condition and results of operations. If our customers alter their purchasing behavior, if our customers’ purchasing behavior does not match our expectations or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.
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

In addition to the planned divestiture of the Wolfspeed business, from time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments, joint ventures, divestitures, or spin-offs. If we choose to enter into such transactions, we face certain risks including:

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
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting may impact the demand for our products. Demand for our products may also be impacted by changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products. For example, on December 31, 2015 Energy Star announced its release of Energy Star Lamps V2.0 specification that will replace V1.2 on January 2, 2017. Our ability and the ability of our competitors to meet these new requirements could impact competitive dynamics in the market.
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

An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of fiscal 2016 with variability between quarters, and may continue to decline in the future. As required by Rule 3-09 of Regulation S-X, we have filed Lextar’s financial statements, prepared by Lextar and audited by its independent public accounting firm, as of and for the years ended December 31, 2015 and 2014 as an exhibit to this Annual Report.
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
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result from the outcome of the 2016 U.S. presidential election, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations. For example, the results of the United Kingdom’s referendum on whether to remain a part of the European Union have created political and economic uncertainty not only in the United Kingdom, but in many European countries in which we do business. If the referendum is passed into law, there could be further uncertainty as the United Kingdom determines the future terms of its relationship with the European Union.

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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $22.12 to a high of $32.44 during the 12 months ended June 26, 2016. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC established new annual disclosure and reporting requirements for those companies who may use “conflict” minerals mined from the DRC and adjoining countries in their products. Our most recent disclosure regarding our due diligence was filed in May 2016 for calendar year 2015. These requirements could affect the sourcing and availability of certain minerals used in the manufacture of our products. As a result, we may not be able to obtain the relevant minerals at competitive prices and there will likely be additional costs associated with complying with the due diligence procedures as required by the SEC. In addition, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these requirements.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The table below sets forth information with respect to our significant owned and leased facilities as of June 26, 2016. The sizes of the locations represent the approximate gross square footage of each site’s buildings.

		Size (approximate gross square footage)
Location	Segment Utilization[1]	Total	Production	Facility Services and Warehousing	Administrative Function	Housing / Other
Owned Facilities
Durham, NC	All	966,844	536,169	83,860	346,815	—
Research Triangle Park, NC	3	203,995	90,613	62,855	50,527	—
Racine, WI	1	802,845	160,000	418,000	224,845	—
Huizhou, China	2	808,488	332,271	101,105	41,764	333,348
Total owned		2,782,172	1,119,053	665,820	663,951	333,348

Leased Facilities
Durham, NC	1	189,430	15,200	167,584	6,646	—
Laredo, TX	1	100,545	—	97,545	3,000	—
Goleta, CA	1,2	25,623	—	1,882	23,741	—
Yorkville, WI	1	79,016	—	77,316	1,700	—
Fayetteville, AR	3	26,076	10,767	—	15,309
Sesto Fiorentino, Italy	1,2	63,670	20,672	24,998	18,000	—
Hong Kong	All	29,955	—	—	29,955	—
Misc. sales and support offices	All	59,661	—	9,976	49,685	—
Total leased		573,976	46,639	379,301	148,036	—

Total gross square footage		3,356,148	1,165,692	1,045,121	811,987	333,348
1 Segments listed in the “Segment Utilization” column above are identified as follows: 1) Lighting Products; 2) LED Products and 3) Power and RF Products.
In the United States, our corporate headquarters as well as our primary research and development and manufacturing operations are located at the Durham, North Carolina facilities that we own. These Durham facilities sit on 149 acres of land that we own. Our power and RF products are primarily produced at our owned manufacturing facility located in Research Triangle Park, North Carolina. This facility sits on 55 acres of land that we own. Domestically, our lighting products are primarily produced at our owned facility in Racine, Wisconsin, which sits on 33 acres of land that we own, and a leased facility in Durham, North Carolina.
LED products are produced at our owned manufacturing facilities located in Huizhou, Guangdong Province, China.  We also own dormitories for housing our Chinese employees near and adjacent to the owned manufacturing facilities.  The owned manufacturing facilities, dormitories, and support buildings are located on land that is leased from the Chinese government through two leases.  The first land lease is for twelve acres that expires in June 2057 and supports the manufacturing facilities. The second land lease is for five acres that expires in December 2082 and is used for dormitory buildings.
We also maintain sales and support offices, through our subsidiaries, in leased office premises in North America, Asia, and Europe. In addition, we lease a facility in Goleta, California that is used for research and development and administrative functions.
Item 3. Legal Proceedings
The information required by this item is set forth under Note 13, “Commitments and Contingencies,” in our consolidated financial statements included in Item 8 of this Annual Report, and is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Information
Our common stock is traded on the NASDAQ Global Select Market and is quoted under the symbol CREE. There were 357 holders of record of our common stock as of August 22, 2016. The following table sets forth, for the quarters indicated, the high and low closing sales prices as reported by NASDAQ.

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$27.56	$23.95	$52.83	$41.11
Second Quarter	28.16	22.12	41.42	27.28
Third Quarter	32.44	24.07	39.56	29.75
Fourth Quarter	30.14	22.43	35.90	27.00
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
The following graph compares the cumulative total return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Electronic Components Index for the five-year period commencing June 26, 2011. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Five-Year Cumulative Total Return*
Among Cree, Inc., the NASDAQ Composite Index and the NASDAQ Electronic Components Index

*    Assumes (1) $100 invested on June 26, 2011 in Cree, Inc. Common Stock, the NASDAQ Composite Index and the             NASDAQ Electronic Components Index and (2) the immediate reinvestment of all dividends.

	6/26/2011	6/24/2012	6/30/2013	6/29/2014	6/28/2015	6/26/2016
Cree, Inc.	$100.00	$72.00	$187.96	$142.76	$79.51	$68.29
NASDAQ Composite Index	100.00	110.21	131.57	172.15	201.17	184.18
NASDAQ Electronic Components Index	100.00	103.07	121.86	155.49	171.82	168.74

Sale of Unregistered Securities
There were no unregistered securities sold during fiscal 2016.

Stock Repurchase Program
On June 18, 2015, our Board of Directors approved our fiscal 2016 stock repurchase program authorizing us to repurchase shares of common stock having an aggregate purchase price not exceeding $500 million for all purchases from June 29, 2015 through the expiration of the program on June 26, 2016. There were no shares repurchased under the stock repurchase program in the fourth quarter of fiscal 2016.
Since the inception of our stock repurchase program in January 2001 through June 26, 2016, we have repurchased 34.2 million shares of our common stock at an average price of $29.34 per share with an aggregate value of $1.0 billion. The repurchase program could be implemented through open market or privately negotiated transactions at the discretion of our management.

Item 6. Selected Financial Data
The consolidated statement of (loss) income data set forth below with respect to the fiscal years ended June 26, 2016, June 28, 2015, and June 29, 2014 and the consolidated balance sheet data at June 26, 2016 and June 28, 2015 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this Annual Report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended June 30, 2013 and June 24, 2012 and the consolidated balance sheet data at June 29, 2014, June 30, 2013, and June 24, 2012 are derived from audited consolidated financial statements not included herein.

Selected Consolidated Financial Data
(In thousands, except per share data)

	Fiscal Years Ended
	June 26, 2016	June 28, 2015*	June 29, 2014*	June 30, 2013*	June 24, 2012*
Consolidated Statement of Income Data[1]
Revenue, net	$1,616,627	$1,632,505	$1,647,641	$1,385,982	$1,164,658
Operating (loss) income	(10,471)	(73,550)	133,236	95,454	38,231
Net (loss) income	(21,536)	(64,692)	123,490	86,227	43,715
(Loss) earnings per share:
Basic	($0.21)	($0.57)	$1.02	$0.74	$0.38
Diluted	($0.21)	($0.57)	$1.00	$0.73	$0.38
Weighted average shares used in per share calculation:
Basic	101,783	113,022	120,623	116,621	114,693
Diluted	101,783	113,022	122,914	117,979	115,225

	June 26, 2016	June 28, 2015*	June 29, 2014*	June 30, 2013*	June 24, 2012*
Consolidated Balance Sheet Data[1]
Total cash, cash equivalents and short-term investments	$605,305	$713,191	$1,162,466	$1,023,915	$744,513
Working capital	933,708	1,053,464	1,467,236	1,308,355	1,015,104
Total assets	2,766,060	2,948,033	3,338,981	3,048,062	2,744,192
Total long-term liabilities	175,237	231,295	45,943	37,061	37,481
Total shareholders’ equity	2,367,824	2,461,952	2,986,383	2,803,590	2,557,534
1 Consolidated statement of income data and balance sheet data for fiscal year 2012 include Ruud Lighting from the date of its acquisition in the first quarter of fiscal 2012.
*As revised to reflect the correction of an immaterial error. For additional information, see Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," included in Item 8 of this Annual Report.

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
Our LED products consist of LED components, LED chips, and silicon carbide (SiC) materials. Our LED products enable our customers to develop and market LED-based products for lighting, video screens and other industrial applications.
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
As discussed more fully below in “Business Outlook,” on July 13, 2016, we executed a definitive agreement to sell our Power and RF Products segment and certain related portions of our SiC materials and gemstones business included within our LED Products segment (which we collectively also refer to as our Wolfspeed business) to Infineon Technologies AG (Infineon).
The majority of our products are manufactured at our production facilities located in North Carolina, Wisconsin, and China. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, California, Wisconsin, India, Italy and China (including Hong Kong).
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
For financial results by reportable segment, please refer to Note 14, “Reportable Segments,” in our consolidated financial statements included in Item 8 of this Annual Report.

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:

•
Overall Demand for Products and Applications using LEDs. Our potential for growth depends significantly on the continued adoption of LEDs within the general lighting market and our ability to affect this rate of adoption. Demand also fluctuates based on various market cycles, a continuously evolving LED industry supply chain, and evolving competitive dynamics in the market. These uncertainties make demand difficult to forecast for us and our customers.

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

•
Lighting Sales Channel Development. Commercial lighting is usually sold through lighting agents and distributors in the North American lighting market. The lighting agents typically have exclusive sales rights for a defined territory and are typically aligned with one large lighting company for a majority of their product sales. The size, quality and capability of the lighting agent has a significant effect on winning new projects and sales in a given geographic market. While these agents or distributors can sell other lighting products, the large traditional lighting companies have taken steps to prevent their channel partners from selling competing product lines. We are constantly working to improve the capabilities of our existing channel partners as well as develop new partners to improve our sales effectiveness in each geographic market.

•
Technological Innovation and Advancement. Innovations and advancements in LEDs and lighting continue to expand the potential commercial application for our products. However, new technologies or standards could emerge or improvements could be made in existing technologies that could reduce or limit the demand for our products in certain markets.

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

Fiscal 2016 Overview
The following is a summary of our financial results for the year ended June 26, 2016:

•	Our year-over-year revenue remained flat at $1.6 billion.

•	Gross margin increased to 30%. Gross profit increased by $13 million to $487 million.

•
Operating loss was $10 million in fiscal 2016 compared to operating loss of $74 million in fiscal 2015. Net loss per diluted share was $0.21 in fiscal 2016 compared to net loss per diluted share of $0.57 in fiscal 2015.

•
Combined cash, cash equivalents and short-term investments decreased to $0.6 billion at June 26, 2016 compared to $0.7 billion at June 28, 2015. Cash provided by operating activities was $203 million in fiscal 2016, compared to $181 million in fiscal 2015.

•	We spent $150 million to repurchase 5.8 million shares of our common stock.

•	Inventories increased to $304 million at June 26, 2016 compared to $281 million at June 28, 2015.

•	We spent $120 million on purchases of property and equipment in fiscal 2016 compared to $206 million in fiscal 2015.

Business Outlook
We announced Cree 3.0 during fiscal 2016 and updated our strategy to become a more focused LED lighting technology company. As part of this strategy, we outlined a plan to separate Wolfspeed through an initial public offering (IPO). The decision to sell the Wolfspeed business to Infineon, instead of continuing down the IPO path, speeds our transition to an LED lighting company while providing significant resources to accelerate our growth. Divesting Wolfspeed is expected to reduce short-term profits, but at the same time increase free cash flow. We believe this transaction will increase management focus on the core growth business and provide capital to support our mission to build a more valuable company.
We project that the markets for commercial LED lighting products will expand in fiscal 2017, while the consumer LED bulb and LED components market will remain highly competitive.
We are focused on the following goals to further support our transition to a more focused LED lighting company:

•	Complete the sale of our Wolfspeed business to Infineon.

•	Grow company revenue.

◦
Grow commercial lighting revenue with the market, potentially adding to that growth through product line expansion and/or strategic acquisitions, and maintain consumer lighting revenue in a similar range while transitioning to a new generation LED bulb family.

◦	Maintain LED revenue in a similar range through new product design wins to offset the competitive environment.

•	Improve operating margin.

◦	Increase lighting margins through a combination of lower costs and higher value new products.

◦	Maintain LED margins in a similar range by reducing product costs and increasing performance levels.

◦	Manage company operating expenses to grow slower than revenue.

•	Continue to innovate in all of our businesses to differentiate our products in the market.

•	Improve the customer experience and service levels in all of our businesses.

Results of Operations
The following table sets forth certain consolidated statement of (loss) income data for the periods indicated (in thousands, except per share amounts and percentages):

	Fiscal Years Ended
	June 26, 2016		June 28, 2015		June 29, 2014
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$1,616,627	100%	$1,632,505	100%	$1,647,641	100%
Cost of revenue, net	1,129,553	70%	1,158,586	71%	1,029,885	63%
Gross profit	487,074	30%	473,919	29%	617,756	37%
Research and development	168,848	10%	182,797	11%	181,382	11%
Sales, general and administrative	283,052	18%	290,730	18%	268,460	16%
Amortization or impairment of acquisition-related intangibles	28,732	2%	26,220	2%	31,988	2%
Loss on disposal or impairment of long-lived assets	16,913	1%	47,722	3%	2,690	0%
Operating (loss) income	(10,471)	(1)%	(73,550)	(5)%	133,236	8%
Non-operating (expense) income, net	(13,035)	(1)%	(10,389)	(1)%	13,295	1%
(Loss) income before income taxes	(23,506)	(1)%	(83,939)	(5)%	146,531	9%
Income tax (benefit) expense	(1,970)	—%	(19,247)	(1)%	23,041	1%
Net (loss) income	($21,536)	(1)%	($64,692)	(4)%	$123,490	7%
Basic (loss) earnings per share	($0.21)		($0.57)		$1.02
Diluted (loss) earnings per share	($0.21)		($0.57)		$1.00
LED Business Restructuring
In June 2015, our Board of Directors approved a plan to restructure the LED Products business. The restructuring reduced excess capacity and overhead in order to improve the cost structure moving forward. The primary components of the restructuring include the planned sale or abandonment of certain manufacturing equipment, facility consolidation and the elimination of certain positions. The restructuring activity ended in the second quarter of fiscal 2016. During fiscal 2016, we realized $18.8 million in LED restructuring charges, which were partially offset by a $1.1 million gain on the sale of long-lived assets related to the restructuring which were sold for a value in excess of their estimated net realizable value during fiscal 2016.
The following table summarizes the actual charges incurred (in thousands):

Capacity and overhead cost reductions	Amounts incurred through June 28, 2015	Amounts incurred during fiscal year 2016	Cumulative amounts incurred through June 26, 2016	Affected Line Item in the Consolidated Statements of (Loss)Income
Loss on disposal or impairment of long-lived assets	$42,716	$15,506	$58,222	Loss on disposal or impairment of long-lived assets
Severance expense	2,019	264	2,283	Sales, general and administrative expenses
Lease termination and facility consolidation costs	1,246	3,079	4,325	Sales, general and administrative expenses
Increase in channel inventory reserves	26,479	—	26,479	Revenue, net
Increase in inventory reserves	11,091	—	11,091	Cost of revenue, net
Total restructuring charges	$83,551	$18,849	$102,400

Revenue
Revenue was comprised of the following (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2016	June 28, 2015	June 29, 2014	2015 to 2016		2014 to 2015
Lighting Products	$889,133	$906,502	$706,425	$(17,369)	(2)%	$200,077	28%
Percent of revenue	55%	55%	43%
LED Products	610,835	602,082	833,684	8,753	1%	(231,602)	(28)%
Percent of revenue	38%	37%	51%
Power and RF Products	116,659	123,921	107,532	(7,262)	(6)%	16,389	15%
Percent of revenue	7%	8%	6%
Total revenue	$1,616,627	$1,632,505	$1,647,641	($15,878)	(1)%	($15,136)	(1)%
Our consolidated revenue remained flat at $1.6 billion in fiscal 2016 compared to fiscal 2015. Lighting Products revenue and Power and RF Products revenue decreased by 2% and 6%, respectively, while LED Products revenue increased by 1%. For the fiscal year ended 2015, our consolidated revenue also remained flat at $1.6 billion compared to fiscal 2014. Lighting Products revenue and Power and RF Products revenue increased by 28% and 15% respectively, while LED Products revenue decreased by 28%
Lighting Products Segment Revenue
Lighting Products revenue represented approximately 55%, 55%, and 43% of our total revenue for fiscal 2016, 2015 and 2014 respectively. Lighting Products revenue was $889.1 million, $906.5 million, and $706.4 million for fiscal 2016, 2015, and 2014 respectively.
Lighting Products revenue decreased 2% to $889.1 million in fiscal 2016 from $906.5 million in fiscal 2015. This decrease was the result of lower consumer lighting sales which offset higher commercial lighting sales. The number of units sold decreased 22% in fiscal 2016 compared to fiscal 2015 due to lower consumer bulb sales and a change in mix, which was partially offset by an increase in average selling prices (ASP). The ASP increased 26% in fiscal 2016 compared to fiscal 2015 primarily due to a higher mix of commercial lighting fixtures, which have a higher ASP than our other lighting products.
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
LED Products Segment Revenue
LED Products revenue represented 38%, 37%, and 51% of our total revenue for fiscal 2016, 2015, and 2014, respectively. LED Products revenue was $610.8 million, $602.1 million, and $833.7 million for fiscal 2016, 2015, and 2014, respectively.
LED Products revenue increased 1% to $610.8 million in fiscal 2016 from $602.1 million in fiscal 2015. This increase was primarily the result of license revenue associated with new patent license agreements. Additionally, the overall number of units sold increased, partially offset by a reduction in ASP due to increased global competition for LED products which impacted both our LED chip and LED component product lines. The overall number of units sold increased 12% in fiscal 2016 compared to fiscal 2015 and the ASP decreased 11% in fiscal 2016 compared to fiscal 2015.
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
Power and RF Products Segment Revenue
Power and RF Products revenue represented approximately 7%, 8%, and 6% of our total revenue for fiscal 2016, 2015, and 2014, respectively. Power and RF Products revenue was $116.7 million, $123.9 million, and $107.5 million for fiscal 2016, 2015, and 2014, respectively.

Power and RF Products revenue decreased 6% to $116.7 million in fiscal 2016 from $123.9 million in fiscal 2015. This decrease was primarily the result of a 17% decrease in the number of units sold, partially offset by a 4% increase in the ASP in fiscal 2016 compared to fiscal 2015. The decrease in units sold was primarily the result of lower RF units sold. The increase in ASP was due to an increase in both power and RF product ASP resulting from a greater mix of higher priced power and RF products.
Power and RF Products revenue increased 15% to $123.9 million in fiscal 2015 from $107.5 million in fiscal 2014. This increase was primarily the result of increased market adoption of power products that resulted in an overall increase in the number of units sold due to increased demand for SiC based devices. The overall number of units sold increased 21% in fiscal 2015 compared to fiscal 2014.

Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2016	June 28, 2015	June 29, 2014	2015 to 2016		2014 to 2015
Lighting Products gross profit	$238,242	$235,542	$197,304	$2,700	1%	$38,238	19%
Lighting Products gross margin	27%	26%	28%
LED Products	212,367	190,912	381,003	21,455	11%	(190,091)	(50)%
LED Products Gross Margin	35%	32%	46%
Power and RF Products gross profit	56,069	67,764	60,723	(11,695)	(17)%	7,041	12%
Power and RF Products gross margin	48%	55%	56%
Unallocated costs	(19,604)	(20,299)	(21,274)	695	(3)%	975	(5)%
Consolidated gross profit	$487,074	$473,919	$617,756	$13,155	3%	($143,837)	(23)%
Consolidated gross margin	30%	29%	37%
Our consolidated gross profit increased 3% to $487.1 million in fiscal 2016 from $473.9 million in fiscal 2015. Our consolidated gross margin increased to 30% in fiscal 2016 from 29% in fiscal 2015. Our consolidated gross profit decreased 23% to $473.9 million in fiscal 2015 from $617.8 million in fiscal 2014. Our consolidated gross margin decreased to 29% in fiscal 2015 from 37% in fiscal 2014.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit was $238.2 million, $235.5 million, and $197.3 million in fiscal 2016, 2015, and 2014, respectively. Lighting Products gross margin was 27%, 26%, and 28% in fiscal 2016, 2015, and 2014, respectively.
Lighting Products gross profit increased 1% to $238.2 million in fiscal 2016 from $235.5 million in fiscal 2015. Lighting Products gross margin increased to 27% in fiscal 2016 from 26% in fiscal 2015. Lighting Products gross profit and gross margin increased due to a more favorable mix of commercial lighting fixtures and the benefit of factory cost reductions.
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
LED Products Segment Gross Profit and Gross Margin
Our LED Products gross profit was $212.4 million, $190.9 million, and $381.0 million in fiscal 2016, 2015, and 2014, respectively. LED Products gross margin was 35%, 32%, and 46% in fiscal 2016, 2015, and 2014, respectively.
LED Products gross profit increased 11% to $212.4 million in fiscal 2016 from $190.9 million in fiscal 2015, and LED Products gross margin increased to 35% in fiscal 2016 from 32% in fiscal 2015. LED Products gross profit and gross margin increased due to higher license revenue and higher units sold, partially offset by lower pricing. In fiscal 2015, LED Products gross profit and gross margin were negatively impacted by increases in channel inventory reserves and inventory reserves pursuant to our restructuring plan, as well as lower factory utilization resulting from lower demand and our targeted actions in the latter half of fiscal 2015 to reduce inventory balances for our LED Products segment.
LED Products gross profit decreased 50% to $190.9 million in fiscal 2015 from $381.0 million in fiscal 2014, and LED Products gross margin decreased to 32% in fiscal 2015 from 46% in fiscal 2014. LED Products gross profit and gross margin decreased during fiscal 2015 due to lower units sold, lower pricing, increases in channel inventory reserves and inventory reserves pursuant to our restructuring plan, as well as lower factory utilization resulting from lower demand and our targeted actions in the latter half of fiscal 2015 to reduce inventory balances for our LED Products segment.
Power and RF Products Segment Gross Profit and Gross Margin
Power and RF Products gross profit was $56.1 million, $67.8 million, and $60.7 million in fiscal 2016, 2015, and 2014, respectively. Power and RF Products gross margin was 48%, 55%, and 56% in fiscal 2016, 2015, and 2014, respectively.
Power and RF Products gross profit decreased 17% to $56.1 million in fiscal 2016 from $67.8 million in fiscal 2015. Power and RF Products gross margin decreased to 48% in fiscal 2016 from 55% in fiscal 2015. Power and RF Products gross profit and gross margin decreased primarily due to costs associated with new product ramp ups related to new customer sales and changes in product mix.
Power and RF Products gross profit increased 12% to $67.8 million in fiscal 2015 from $60.7 million in fiscal 2014 primarily due to higher revenue. Power and RF Products gross margin decreased to 55% in fiscal 2015 from 56% in fiscal 2014 primarily due to changes in product mix.
Unallocated Costs
Unallocated costs were $19.6 million, $20.3 million, and $21.3 million for fiscal 2016, 2015, and 2014, respectively. These costs consisted primarily of manufacturing employees’ stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments’ gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources.
Unallocated costs decreased by $0.7 million in fiscal 2016 compared to fiscal 2015, primarily due to lower stock-based compensation incurred as a result of our lower average share price.
Unallocated costs decreased by $1.0 million in fiscal 2015 compared to fiscal 2014, primarily due to lower incentive and stock-based compensation incurred as a result of declining business performance year over year.
For further information on the allocation of costs to segment gross profit, refer to Note 14, “Reportable Segments,” in our consolidated financial statements included in Item 8 of this Annual Report.

Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2016	June 28, 2015	June 29, 2014	2015 to 2016		2014 to 2015
Research and development	$168,848	$182,797	$181,382	($13,949)	(8)%	$1,415	1%
Percent of revenue	10%	11%	11%
Research and development expenses decreased in fiscal 2016 to $168.8 million compared to $182.8 million in fiscal 2015, which increased slightly from $181.4 million in fiscal 2014. The decrease in fiscal 2016 compared to fiscal 2015 was primarily due to a shift in emphasis to lighting-related research and development, which is inherently less expensive than LED research and development.
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

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2016	June 28, 2015	June 29, 2014	2015 to 2016		2014 to 2015
Sales, general and administrative	$283,052	$290,730	$268,460	($7,678)	(3)%	$22,270	8%
Percent of revenue	18%	18%	16%
Sales, general and administrative expenses in fiscal 2016 decreased 3% to $283.1 million from $290.7 million in fiscal 2015, which was an 8% increase from $268.5 million in fiscal 2014. The decrease in fiscal 2016 compared to fiscal 2015 was primarily due to lower spending on corporate sales and marketing expenses related to lower sales, partially offset by an increase in legal fees associated with intellectual property protection and enforcement. The increase in fiscal 2015 compared to fiscal 2014 was primarily due to an increase in legal fees associated with intellectual property protection and enforcement, severance and lease termination costs pursuant to our restructuring plan, and higher spending on sales and marketing for lighting products, including commissions, trade shows and advertising, as we continued to expand our direct sales resources and channels and invested in building and promoting the Cree brand.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names.
Amortization of intangible assets related to our acquisitions is as follows (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2016	June 28, 2015	June 29, 2014	2015 to 2016		2014 to 2015
Customer relationships	$6,374	$5,614	$7,359	$760	14%	($1,745)	(24)%
Developed technology	20,321	18,642	19,446	1,679	9%	(804)	(4)%
Non-compete agreements	2,037	1,960	1,960	77	4%	—	—%
Trade names, finite-lived		4	23	(4)	(100)%	(19)	(83)%
Total	$28,732	$26,220	$28,788	$2,512	10%	($2,568)	(9)%
Amortization of acquisition-related intangibles increased in fiscal 2016 compared to fiscal 2015 primarily due to the amortization of intangibles related to the APEI acquisition as discussed in Note 3, “Acquisition,” in our consolidated financial statements in Part II, Item 8 of this Annual Report. Amortization of acquisition-related intangibles decreased in fiscal 2015 compared to fiscal 2014 primarily due to decreases in amortization expense for customer relationships and developed technology.
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

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2016	June 28, 2015	June 29, 2014	2015 to 2016		2014 to 2015
Loss on disposal or impairment of long-lived assets	$16,913	$47,722	$2,690	($30,809)	(65)%	$45,032	1,674%
We recognized a net loss of $16.9 million, $47.7 million, and $2.7 million on the disposal of long-lived assets in fiscal years 2016, 2015, and 2014, respectively. The net losses in fiscal 2016 and fiscal 2015 were primarily due to the planned sale or abandonment of certain long-lived assets to reduce excess manufacturing capacity pursuant to our restructuring plan discussed above. The net loss for fiscal 2014 was primarily the result of disposals of equipment due to changes in various manufacturing processes and the abandonment of certain patent assets as a result of technological obsolescence.
Non-Operating (Expense) Income, net
The following table sets forth our non-operating (expense) income, net (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2016	June 28, 2015	June 29, 2014	2015 to 2016		2014 to 2015
Gain on sale of investments, net	$238	$925	$68	($687)	(74)%	$857	1,260%
Loss on equity method investment	(15,357)	(22,624)	—	7,267	(32)%	(22,624)	—
Dividends from equity method investment	1,655	2,581	—	(926)	(36)%	2,581	—
Interest income, net	4,472	9,086	11,932	(4,614)	(51)%	(2,846)	(24)%
Foreign currency (loss) gain, net	(4,500)	(929)	45	(3,571)	384%	(974)	(2,164)%
Other, net	457	572	1,250	(115)	(20)%	(678)	(54)%
Non-operating (expense) income, net	($13,035)	($10,389)	$13,295	($2,646)	25%	($23,684)	(178)%
During fiscal 2016, 2015 and 2014 we were in a net interest income position. Our short-term investments consisted primarily of municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. The primary objective of our investment policy is preservation of principal. Other long-term investments consisted of our approximately 14% common stock ownership interest in Lextar Electronics Corporation (Lextar), which was completed in December 2014. This investment was accounted for under the equity method from the date of investment until June 2016 when we chose not to stand for re-election as a member of the Lextar board of directors. We utilize the fair value option in accounting for our investment in Lextar.
Gain on sale of investments, net. Gain on sale of investments, net was $238 thousand, $925 thousand and $68 thousand in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Gain on sale of investments, net decreased in fiscal 2016 primarily due to lower sales of investments. Gain on sale of investments, net increased in fiscal 2015 primarily due to gains realized on the sale of investments liquidated in order to fund the repurchase of our common stock.
Loss on equity method investment. Loss on equity method investment was $15.4 million in fiscal 2016 and $22.6 million in fiscal 2015 due to decreases in the fair value of our Lextar investment. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price declined from 30 New Taiwan Dollar (TWD) at the date of our investment in December 2014 to 21.55 TWD at June 28, 2015 and to 15.70 TWD at June 26, 2016. This downward stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. Any future stock price declines will be recorded as further losses based on the decrease in the fair value of the investment during the applicable fiscal period, which could have a material adverse effect on our results of operations.
Dividends from equity method investment. Dividends from equity method investment were $1.7 million in fiscal 2016 and $2.6 million in fiscal 2015 due to our Lextar investment.

Interest income, net. Interest income, net was $4.5 million, $9.1 million and $11.9 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The decrease in interest income, net in fiscal 2016 compared to fiscal 2015 was primarily due to lower invested balances and higher interest expense due to overall higher borrowings associated with our line of credit, partially offset by higher investment yields. The decrease in interest income, net in fiscal 2015 compared to fiscal 2014 was primarily due to earning lower investment yields and lower invested balances, partially offset by interest expense associated with our revolving line of credit.
Foreign currency (loss) gain, net. Foreign currency (loss) gain, net consisted primarily of remeasurement adjustments resulting from our Lextar investment and consolidating our international subsidiaries. The foreign currency loss, net in fiscal 2016 was primarily due to unfavorable fluctuation in the exchange rate between the TWD and the United States Dollar related to our Lextar investment and unfavorable fluctuation in the exchange rate between the Chinese Yuan and the United States Dollar. The foreign currency loss, net in fiscal 2015 was primarily due to unfavorable fluctuation in the exchange rate between the TWD and the United States Dollar related to our Lextar investment and unfavorable fluctuation in the exchange rate between the Euro and the United States Dollar. The foreign currency gain, net for fiscal 2014 was primarily due to favorable fluctuation in the exchange rate between the Chinese Yuan and the United States Dollar.
Other, net. Other, net was $0.5 million, $0.6 million and $1.3 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Other, net decreased from $1.3 million in fiscal 2014 to $0.6 million in fiscal 2015 primarily due to the receipt of a Chinese government subsidy in fiscal 2014.
Income Tax (Benefit) Expense
The following table sets forth our income tax (benefit) expense in dollars and our effective tax rate (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2016	June 28, 2015	June 29, 2014	2015 to 2016		2014 to 2015
Income tax (benefit) expense	($1,970)	($19,247)	$23,041	17,277	(90)%	(42,288)	(184)%
Effective tax rate	8%	23%	16%
We recognized income tax benefit of $2.0 million in fiscal 2016 as compared to income tax benefit of $19.2 million in fiscal 2015. The decrease in the effective tax rate from 23% in fiscal 2015 to 8% in fiscal 2016 was primarily due to the establishment of a valuation allowance on foreign net operating loss carryovers during fiscal 2016, which had the impact of decreasing the tax benefit realized. The increase in the effective tax rate from 16% in fiscal 2014 to 23% in fiscal 2015 was primarily due to the inverse relationship that tax credits had on the fiscal 2015 effective tax rate due to the pre-tax loss, offset by a higher percentage of our pre-tax loss being derived from international operations in fiscal 2015, which are taxed at lower tax rates than U.S. operations.
The variation between our effective income tax rate and the U.S. statutory rate of 35 percent is due to the impact of our pre-tax income or loss relative to favorable tax rate impacts associated predominantly with our: (i) income derived from international locations with lower tax rates than the U.S. and (ii) tax credits generated, which were offset by the establishment of a valuation allowance on foreign net operating loss carryovers. Tax credits and other deductions have the impact of increasing the tax rate above the statutory rate of 35% in periods in which we report pre-tax losses as they provide a benefit recoverable in future periods. In addition, our effective tax rate may be negatively impacted by the lack of sufficient excess tax benefits (credits) that accumulate in our equity as additional paid-in-capital (APIC) and referred to as the “APIC pool” of credits. In situations where our realized tax deductions for certain stock-based compensation awards, such as non-qualified stock options and restricted stock, are less than those originally anticipated, which accumulate in the APIC pool, accounting principles generally accepted in the United States (U.S. GAAP) requires that we recognize the difference as an increase to income tax expense.
Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities, cash generated from operations and availability under our line of credit. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have a $500 million line of credit as discussed in Note 8, “Long-term Debt,” in our consolidated financial statements included in Part II, Item 8 of this Annual Report. The purpose of this facility is to provide short term flexibility to optimize returns on our cash and investment portfolio while funding share repurchases, capital expenditures and other general business needs.

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
From time to time, we evaluate strategic opportunities, including potential acquisitions, divestitures or investments in complementary businesses, and we anticipate continuing to make such evaluations. We may also access capital markets through the issuance of debt or additional shares of common stock in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities. On July 8, 2015, Cree closed on the acquisition of Arkansas Power Electronics International, Inc. (APEI) as discussed in Note 3, “Acquisition,” in our consolidated financial statements in Part II, Item 8 of this Annual Report. Additionally, as discussed more fully above in “Business Outlook” and in Note 19, “Subsequent Event,” in our consolidated financial statements in Part II, Item 8 of this Annual Report, on July 13, 2016, we executed a definitive agreement to sell the Wolfspeed business to Infineon. We anticipate using the proceeds from this transaction, combined with our expected improved free cash flow following the closing of the transaction, to fund potential acquisitions as well as to support additional share repurchases.
Contractual Obligations
At June 26, 2016, payments to be made pursuant to significant contractual obligations are as follows (in thousands):

		Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	$11,359	$4,850	$4,637	$1,846	$26
Purchase obligations	134,494	131,482	1,321	895	796
Long-term debt	160,000			160,000
Interest payments on long-term debt[1]	12,329	2,723	5,446	4,160
Other long-term liabilities[2]	—	—	—	—	—
Total contractual obligations	$318,182	$139,055	$11,404	$166,901	$822
1Interest payments on long-term debt are based on the interest rate at June 26, 2016.
2 Other long-term liabilities as of June 26, 2016 included long-term tax contingencies and other tax liabilities of $9.3 million, deferred liabilities of $0.2 million and other long-term contingent liabilities (for example, warranties) of $4.8 million. These liabilities were not included in the table above as they will either not be settled in cash and/or the timing of any payments is uncertain.
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
Financial Condition
The following table sets forth our cash, cash equivalents and short-term investments (in thousands):

	June 26, 2016	June 28, 2015	Change
Cash and cash equivalents	$166,154	$139,710	$26,444
Short-term investments	439,151	573,481	(134,330)
Total cash, cash equivalents and short-term investments	$605,305	$713,191	($107,886)

Our liquidity and capital resources primarily depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.
The following table presents the components of our cash conversion cycle:

	Three Months Ended
	June 26, 2016	June 28, 2015	Change
Days of sales outstanding (a)	38	44	(6)
Days of supply in inventory (b)	99	83	16
Days in accounts payable (c)	(43)	(48)	5
Cash conversion cycle	94	79	15

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

The increase in the cash conversion cycle was primarily driven by an increase in days of supply in inventory and a decrease in days in accounts payable, partially offset by a decrease in days of sales outstanding.
As of June 26, 2016, we had unrealized losses on our investments of $0.1 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at June 26, 2016 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of June 26, 2016.

Cash Flows
In summary, our cash flows were as follows (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2016	June 28, 2015	June 29, 2014	2015 to 2016	2014 to 2015
Cash provided by operating activities	$203,316	$181,254	$319,308	$22,062	($138,054)
Cash used in investing activities	(7,903)	(16,137)	(242,265)	8,234	226,128
Cash (used in) provided by financing activities	(167,859)	(311,353)	19,542	143,494	(330,895)
Effect of foreign exchange changes	(1,110)	(878)	170	(232)	(1,048)
Net (decrease) increase in cash and cash equivalents	$26,444	($147,114)	$96,755	$173,558	($243,869)
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities increased to $203.3 million in fiscal 2016 from $181.3 million in fiscal 2015, primarily due to a lower net loss in fiscal 2016 as compared to fiscal 2015. Net cash provided by operating activities decreased to $181.3 million in fiscal 2015 from $319.3 million in fiscal 2014, primarily due to a net loss in fiscal 2015 as compared to net income in fiscal 2014.

Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash used in investing activities was $7.9 million in fiscal 2016 compared to $16.1 million in fiscal 2015. Net purchases of property and equipment decreased by $91.2 million in fiscal 2016 compared to fiscal 2015. Net proceeds from the sale of short-term investments decreased $156 million in fiscal 2016 compared to fiscal 2015. This year over year decrease was primarily due to a decrease in proceeds from the sale and maturities of short-term investments, partially offset by a decrease in short-term investment purchase activity. Fiscal 2016 included $12.5 million in net expenditures to acquire APEI while fiscal 2015 included the $80.6 million investment in Lextar.
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
For fiscal 2017, we target committing approximately $50 million of capital to support Lighting and LED products growth and strategic priorities. Additionally, we target spending approximately $75 million to support the Power and RF business growth and longer-term infrastructure needs, however, this amount is expected to be less if the sale to Infineon is closed before our fiscal year end.
Cash Flows from Financing Activities
Net cash used in financing activities was $167.9 million in fiscal 2016 compared to net cash used by financing activities of $311.4 million in fiscal 2015. Our financing activities for fiscal 2016 primarily consisted of repurchases of common stock of $149.6 million and net payments on long-term debt borrowings of $40.0 million on our line of credit, partially offset by proceeds of $21.7 million from net issuances of common stock pursuant to the exercise of employee stock options and purchases under our employee stock purchase plan, including the excess tax benefit on those exercises.
In fiscal 2015, net cash used in financing activities was $311.4 million compared to net cash provided by financing activities of $19.5 million in fiscal 2014. Our financing activities in fiscal 2015 primarily consisted of repurchases of common stock of $549.7 million, partially offset by net proceeds from long-term borrowings of $200 million on our line of credit and proceeds of $38.3 million from net issuances of common stock pursuant to the exercise of employee stock options and purchases under our employee stock purchase plan, including the excess tax benefit on those exercises.
On June 18, 2015, the Board of Directors approved our fiscal 2016 stock repurchase program, authorizing us to repurchase shares of our common stock having an aggregate purchase price not exceeding $500 million for all purchases from June 29, 2015 through the expiration of the program on June 26, 2016. Since the inception of our stock repurchase program in 2001, we have repurchased 34.2 million shares of our common stock at an average price of $29.34 per share with an aggregate value of $1.0 billion. The repurchase program could be implemented through open market or privately negotiated transactions at the discretion of our management.
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
The financial assets for which we perform recurring fair value remeasurements are cash equivalents and short-term investments. As of June 26, 2016, financial assets utilizing Level 1 inputs included money market funds. Financial assets utilizing Level 2 inputs included corporate bonds, municipal bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. Level 2 assets are valued using a third-party pricing service's consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. We do not have any financial assets requiring the use of Level 3 inputs. Please refer to Note 6, “Fair Value of Financial Instruments,” to the consolidated financial statements included in Item 8 of this Annual Report for further information.

Financial and Market Risks
We are exposed to financial and market risks, including changes in interest rates, currency exchange rates and commodities risk. We have entered and may in the future enter into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations and financial performance. All of the potential changes noted below are based on sensitivity analysis performed on our financial positions at June 26, 2016 and June 28, 2015. Actual results may differ materially.
Interest Rates
We maintain an investment portfolio principally composed of money market funds, municipal bonds, corporate bonds, commercial paper and certificates of deposit. In order to minimize risk, our cash management policy permits us to acquire investments rated “A” grade or better. As of June 26, 2016 and June 28, 2015, our cash equivalents and short-term investments had a fair value of $0.4 billion and $590.1 million, respectively. If interest rates were to hypothetically increase by 100 basis points, the fair value of our cash equivalents and short-term investments would decrease by $9.6 million at June 26, 2016 and $9.7 million at June 28, 2015. We do not believe that a 10% change in interest rates would have a significant impact on our financial position, results of operations or cash flows.
As of June 26, 2016, we maintained a secured revolving line of credit under which we can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2020. At June 26, 2016 and June 28, 2015, we had $160 million and $200 million outstanding, respectively, under the line of credit. If interest rates were to increase by 100 basis points, the annual interest incurred under our line of credit would have increased by $1.6 million at June 26, 2016 and $2.0 million at June 28, 2015.
Currency Exchange Rates
Because we operate internationally and have transactions denominated in foreign currencies, including the Chinese Yuan and Euro, among others, we are exposed to currency exchange rate risks. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Our primary exposures relate to the exchange rates between (1) the U.S. Dollar and the Chinese Yuan and (2) the U.S. Dollar and the Taiwanese Dollar. The potential loss in fair value resulting from a hypothetical 10% increase in the value of the U.S. Dollar compared to the Chinese Yuan was approximately $1.0 million at June 26, 2016 and $2.4 million at June 28, 2015. The potential loss in fair value resulting from a hypothetical 10% increase in the value of the U.S. Dollar compared to the Taiwanese Dollar was approximately $4.2 million at June 26, 2016 and $6.0 million at June 28, 2015.
Commodities
We utilize significant amounts of precious metals, gases and other commodities in our manufacturing processes. General economic conditions, market specific changes or other factors outside of our control may affect the pricing of these commodities.  We do not use financial instruments to hedge commodity prices.

Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 26, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. Future minimum lease payments under our operating leases as of June 26, 2016 are detailed above in “Liquidity and Capital Resources” in the section entitled “Contractual Obligations.”

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
For the year ended June 26, 2016, 55% of our revenue was from sales to distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers; manufacturers who incorporate our products into their own manufactured goods; or ultimate end users of our products. We recognize revenue upon shipment of our products to our distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer.
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

Indefinite-Lived Intangible Assets
We test indefinite-lived intangible assets for impairment at least annually in the fiscal fourth quarter, or when indications of potential impairment exist. We monitor for the existence of potential impairment indicators throughout the fiscal year. Our impairment test may begin with a qualitative test to determine whether it is more likely than not that an indefinite-lived intangible asset’s carrying value is greater than its fair value. In performing this test, we may consider the following qualitative factors, among others: a significant decline in expected future cash flows; changes in industry and market conditions such as the deterioration in the environment in which we operate or an increased competitive environment; changes in management, key personnel, strategy, or customers; as well as other economic factors. If our qualitative assessment indicates that asset impairment is more likely than not, we perform a quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset to its carrying value. Alternatively, we may bypass the qualitative test and initiate impairment testing with the quantitative impairment test.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Cree, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of (loss) income, comprehensive (loss) income, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of Cree, Inc. and its subsidiaries at June 26, 2016 and June 28, 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 26, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 26, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing under Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
August 25, 2016

CREE, INC.
CONSOLIDATED BALANCE SHEETS

	June 26, 2016	June 28, 2015
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$166,154	$139,710
Short-term investments	439,151	573,481
Total cash, cash equivalents and short-term investments	605,305	713,191
Accounts receivable, net	165,611	186,157
Income tax receivable	6,304	—
Inventories	303,542	280,576
Deferred income taxes	—	39,190
Prepaid expenses	26,810	29,932
Other current assets	44,788	54,851
Assets held for sale	4,347	4,353
Total current assets	1,156,707	1,308,250
Property and equipment, net	599,723	635,072
Goodwill	618,828	616,345
Intangible assets, net	302,810	310,729
Other long-term investments	40,179	57,595
Deferred income taxes	38,564	8,951
Other assets	9,249	11,091
Total assets	$2,766,060	$2,948,033
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$132,286	$163,128
Accrued salaries and wages	44,642	45,415
Income taxes payable	—	2,035
Other current liabilities	46,071	44,208
Total current liabilities	222,999	254,786
Long-term liabilities:
Long-term debt	160,000	200,000
Deferred income taxes	943	10,211
Other long-term liabilities	14,294	21,084
Total long-term liabilities	175,237	231,295
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 26, 2016 and June 28, 2015; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 26, 2016 and June 28, 2015; 100,829 and 105,507 shares issued and outstanding at June 26, 2016 and June 28, 2015, respectively	125	131
Additional paid-in-capital	2,359,584	2,285,554
Accumulated other comprehensive income, net of taxes	8,728	5,798
(Accumulated deficit)/retained earnings	(613)	170,469
Total shareholders’ equity	2,367,824	2,461,952
Total liabilities and shareholders’ equity	$2,766,060	$2,948,033
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Fiscal Years Ended
	June 26, 2016	June 28, 2015	June 29, 2014
	(In thousands, except per share data)
Revenue, net	$1,616,627	$1,632,505	$1,647,641
Cost of revenue, net	1,129,553	1,158,586	1,029,885
Gross profit	487,074	473,919	617,756
Operating expenses:
Research and development	168,848	182,797	181,382
Sales, general and administrative	283,052	290,730	268,460
Amortization or impairment of acquisition-related intangibles	28,732	26,220	31,988
Loss on disposal or impairment of long-lived assets	16,913	47,722	2,690
Total operating expenses	497,545	547,469	484,520
Operating (loss) income	(10,471)	(73,550)	133,236
Non-operating (expense) income, net	(13,035)	(10,389)	13,295
(Loss) income before income taxes	(23,506)	(83,939)	146,531
Income tax (benefit) expense	(1,970)	(19,247)	23,041
Net (loss) income	($21,536)	($64,692)	$123,490
(Loss) earnings per share:
Basic	($0.21)	($0.57)	$1.02
Diluted	($0.21)	($0.57)	$1.00
Weighted average shares used in per share calculation:
Basic	101,783	113,022	120,623
Diluted	101,783	113,022	122,914
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Years Ended
	June 26, 2016	June 28, 2015	June 29, 2014
	(In thousands)
Net (loss) income	($21,536)	($64,692)	$123,490
Other comprehensive income (loss):
Currency translation (loss) gain, net of tax benefit of $0, $0 and $0, respectively	(362)	(3,563)	57
Net unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit of ($1,936), $1,284, and ($1,946), respectively	3,292	(2,044)	3,104
Other comprehensive income (loss)	2,930	(5,607)	3,161
Comprehensive (loss) income	($18,606)	($70,299)	$126,651
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 26, 2016	June 28, 2015	June 29, 2014
	(In thousands)
Cash flows from operating activities:
Net (loss) income	($21,536)	($64,692)	$123,490
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	159,145	173,323	164,010
Stock-based compensation	58,728	64,299	61,686
Excess tax benefit from share-based payment arrangements	(12)	(1,395)	(19,235)
Impairment of acquisition-related intangibles	—	254	3,200
Loss on disposal or impairment of long-lived assets	16,913	47,722	2,690
Amortization of premium/discount on investments	5,314	6,152	10,158
Loss on equity method investment	15,357	22,624	—
Foreign exchange loss on equity method investment	2,057	347	—
Deferred income taxes	(15,839)	(21,346)	2,371
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	21,800	37,853	(32,651)
Inventories	(23,269)	3,528	(87,012)
Prepaid expenses and other assets	8,103	(11,112)	7,926
Accounts payable, trade	(12,090)	(44,796)	66,297
Accrued salaries and wages and other liabilities	(11,355)	(31,507)	16,378
Net cash provided by operating activities	203,316	181,254	319,308
Cash flows from investing activities:
Purchases of property and equipment	(120,018)	(206,160)	(178,557)
Purchases of patent and licensing rights	(14,443)	(19,491)	(20,183)
Proceeds from sale of property and equipment	5,296	285	117
Purchases of short-term investments	(220,823)	(349,802)	(625,820)
Proceeds from maturities of short-term investments	312,524	419,802	493,288
Proceeds from sale of short-term investments	42,074	219,795	88,890
Purchase of other long-term investments	—	(80,566)	—
Purchase of acquired business, net of cash acquired	(12,513)	—	—
Net cash used in investing activities	(7,903)	(16,137)	(242,265)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	653,000	695,000	—
Payments on long-term debt borrowings	(693,000)	(495,000)	—
Net proceeds from issuance of common stock	21,682	36,929	100,006
Excess tax benefit from share-based payment arrangements	12	1,395	19,235
Repurchases of common stock	(149,553)	(549,677)	(99,699)
Net cash (used in) provided by financing activities	(167,859)	(311,353)	19,542
Effects of foreign exchange changes on cash and cash equivalents	(1,110)	(878)	170
Net increase (decrease) in cash and cash equivalents	26,444	(147,114)	96,755
Cash and cash equivalents:
Beginning of period	139,710	286,824	190,069
End of period	$166,154	$139,710	$286,824
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,110	$1,002	$—
Cash paid for income taxes	$14,722	$28,834	$10,292
Significant non-cash transactions:
Accrued property and equipment	$3,721	$24,243	$15,700
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	(Accumulated deficit)/Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Par Value
	(In thousands)
Balance at June 30, 2013	119,623	$148	$2,025,764	$769,434	$8,244	$2,803,590
Net income	—	—	—	123,490	—	123,490
Currency translation gain, net of tax benefit of $0	—	—	—	—	57	57
Unrealized gain on available-for-sale securities, net of tax expense of $1,946	—	—	—	—	3,104	3,104
Comprehensive income						126,651
Income tax benefit from stock option exercises	—	—	8,198	—	—	8,198
Repurchased shares	(2,259)	(3)	—	(108,106)		(108,109)
Stock-based compensation	—	—	62,415	—	—	62,415
Exercise of stock options and issuance of shares	2,750	4	93,634	—	—	93,638
Balance at June 29, 2014	120,114	$149	$2,190,011	$784,818	$11,405	$2,986,383
Net loss	—	—	—	(64,692)	—	(64,692)
Currency translation loss, net of tax benefit of $0	—	—	—	—	(3,563)	(3,563)
Unrealized loss on available-for-sale securities, net of tax benefit of $1,284	—	—	—	—	(2,044)	(2,044)
Comprehensive income						(70,299)
Income tax expense from stock option exercises	—	—	(1,010)	—	—	(1,010)
Repurchased shares	(16,034)	(20)	—	(549,657)		(549,677)
Stock-based compensation	—	—	64,720	—	—	64,720
Exercise of stock options and issuance of shares	1,427	2	31,833	—	—	31,835
Balance at June 28, 2015	105,507	$131	$2,285,554	$170,469	$5,798	$2,461,952
Net loss	—	—	—	(21,536)	—	(21,536)
Currency translation loss, net of tax benefit of $0	—	—	—	—	(362)	(362)
Unrealized gain on available-for-sale securities, net of tax expense of $1,936	—	—	—	—	3,292	3,292
Comprehensive loss						(18,606)
Income tax expense from stock option exercises	—	—	(3,525)	—	—	(3,525)
Repurchased shares	(5,842)	(7)	—	(149,546)		(149,553)
Stock-based compensation	—	—	58,425	—	—	58,425
Exercise of stock options and issuance of shares	1,164	1	19,130	—	—	19,131
Balance at June 26, 2016	100,829	$125	$2,359,584	($613)	$8,728	$2,367,824
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
As discussed more fully below in Note 19, “Subsequent Event,” on July 13, 2016, the Company executed a definitive agreement to sell its Power and RF Products segment and certain related portions of its SiC materials and gemstones business included within its LED Products segment (the Company refers to the business that it is selling, collectively, as the Wolfspeed business) to Infineon Technologies AG (Infineon).
The majority of the Company's products are manufactured at its production facilities located in North Carolina, Wisconsin and China. The Company also uses contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. The Company operates research and development facilities in North Carolina, California, Wisconsin, India, Italy and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987 and is headquartered in Durham, North Carolina.
The Company's three reportable segments are:

•	Lighting Products

•	LED Products

•	Power and RF Products

For financial results by reportable segment, please refer to Note 14, “Reportable Segments.”

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year
The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2016, 2015 and 2014 fiscal years were 52-week fiscal years. The Company’s 2017 fiscal year will be a 52-week fiscal year.

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
The Company assessed the materiality of these errors on prior periods’ financial statements in accordance with the United States Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in the Accounting Standards Codification (ASC) 250, Presentation of Financial Statements, and concluded that they were not material individually or in the aggregate to any prior annual or interim periods.  However, through the second quarter of fiscal 2016 the aggregate amount of the prior period errors of $6.8 million before income taxes would have been material to our interim Consolidated Statements of Income (Loss) for the third quarter of fiscal 2016.  Consequently, in accordance with ASC 250, the Company corrected these errors, and other immaterial errors, for all prior periods presented by revising the consolidated financial statements and other financial information included herein. Periods not presented herein will be revised, as applicable, in future filings.
The following table summarizes the effects of the revision on the Consolidated Balance Sheet as of June 28, 2015 (in thousands):

	As Previously Reported	Revision Adjustments	As Revised
Intangible assets, net	$317,154	$(6,425)	$310,729
Deferred income taxes	8,893	58	8,951
Total assets	2,954,400	(6,367)	2,948,033

Deferred income taxes	12,174	(1,963)	10,211
Total long-term liabilities	233,258	(1,963)	231,295
Retained earnings	174,873	(4,404)	170,469
Total shareholders' equity	2,466,356	(4,404)	2,461,952
Total liabilities and shareholders' equity	2,954,400	(6,367)	2,948,033
The following table summarizes the effects of the revision on the Consolidated Statements of Income (Loss) (in thousands):

	Fiscal Years Ended
	June 28, 2015			June 29, 2014
	As Previously Reported	Revision Adjustments	As Revised	As Previously Reported	Revision Adjustments	As Revised
Cost of revenue, net	$1,157,549	$1,037	$1,158,586	$1,028,846	$1,039	$1,029,885
Gross profit	474,956	(1,037)	473,919	618,795	(1,039)	617,756
Operating (loss) income	(72,513)	(1,037)	(73,550)	134,275	(1,039)	133,236
(Loss) income before income taxes	(82,902)	(1,037)	(83,939)	147,570	(1,039)	146,531
Income tax (benefit) expense	(18,851)	(396)	(19,247)	23,379	(338)	23,041
Net (loss) income	(64,051)	(641)	(64,692)	124,191	(701)	123,490
Earnings (loss) per share:
Basic	(0.57)	—	(0.57)	1.03	(0.01)	1.02
Diluted	(0.57)	—	(0.57)	1.01	(0.01)	1.00

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
When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline is other-than-temporary. Among other things, the Company considers the duration and extent of the decline and economic factors influencing the capital markets. For the fiscal years ended June 26, 2016, June 28, 2015, and June 29, 2014, the Company had no other-than-temporary declines below the cost basis of its investments. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses on the sale of investments are reported in other income and expense.
Investments in marketable securities with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.
Other long-term investments consist of the Company's approximately 14% common stock ownership interest in Lextar Electronics Corporation (Lextar), which the Company acquired in December 2014.  This investment was accounted for under the equity method from the date of investment until June 2016 when the Company chose not to stand for re-election as a member of the Lextar board of directors. The Company utilizes the fair value option in accounting for its investment in Lextar. The Company has determined that for its fiscal years ended June 26, 2016 and June 28, 2015, Lextar has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which the Company is required, pursuant to Rule 3-09 of Regulation S-X, to file separate financial statements as an exhibit to its Annual Report on Form 10-K. As such, separate financial statements for Lextar, prepared by Lextar and audited by its independent public accounting firm, are filed as Exhibit 99.1 to the Company's Annual Report.

Inventories
Inventories are stated at lower of cost or market, with cost determined on a first-in, first-out (FIFO) method or an average cost method; and with market not to exceed net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. These write-downs are recognized as a component of cost of revenue. At the point of the write-down, a new lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established lower-cost basis. The Company recognized charges for write-downs in inventories of $3.6 million, $15.2 million and $5.2 million, for fiscal 2016, 2015 and 2014, respectively.

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

Advertising
The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in Sales, general and administrative expenses in the Consolidated Statements of (Loss) Income and amounted to approximately $12.6 million, $25.6 million, and $26.6 million for the years ended June 26, 2016, June 28, 2015 and June 29, 2014, respectively.

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

Fair Value of Financial Instruments
Cash and cash equivalents, short-term investments, accounts and interest receivable, accounts payable and other liabilities approximate their fair values at June 26, 2016 and June 28, 2015 due to the short-term nature of these instruments.

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

Foreign Currency Translation
Foreign currency translation adjustments are recognized in Other comprehensive income (loss) in the Consolidated Statements of Comprehensive (Loss) Income for changes between the foreign subsidiaries’ functional currency and the United States (U.S.) dollar. Foreign currency translation gains and losses are included in the Company’s equity account balance of Accumulated other comprehensive income, net of taxes in the Consolidated Balance Sheets until such time that the subsidiaries are either sold or substantially liquidated.
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
Income Taxes
In November 2015, the FASB issued ASU No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current or noncurrent in a classified balance sheet. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application of the ASU is permitted as of the beginning of an interim or annual reporting period and may be applied either prospectively or retrospectively to all periods presented. The Company has adopted the provisions of this ASU prospectively for the interim period ended December 27, 2015 and therefore, prior periods were not retrospectively adjusted. The Company’s adoption of the new accounting guidance did not have a significant impact on its consolidated financial statements.

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
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09: Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU simplifies the current stock compensation guidance for tax consequences.  The ASU requires an entity to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in its income statement.  The ASU also eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. For cash flows statement purposes, excess tax benefits should be classified as an operating activity and cash payments made to taxing authorities on the employee’s behalf for withheld shares should be classified as financing activity.  The ASU is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company is currently analyzing the impact of this new pronouncement.

Note 3 – Acquisition
On July 8, 2015, the Company closed on the acquisition of Arkansas Power Electronics International, Inc. (APEI), a global leader in power modules and power electronics applications, pursuant to a merger agreement with APEI and certain shareholders of APEI, whereby the Company acquired all of the outstanding share capital of APEI in exchange for a base purchase price of $13.8 million, subject to certain adjustments.  In addition, if certain goals are achieved over the next two years, additional cash payments totaling up to $4.6 million may be made to the former APEI shareholders.  Payments totaling $2.8 million were made to the former APEI shareholders in July 2016 based on achievement of the first year goals. The Company expects that the second year goals will also be achieved. In connection with this acquisition, APEI became a wholly owned subsidiary of the Company, renamed Cree Fayetteville, Inc. (Cree Fayetteville).  Cree Fayetteville is not considered a significant subsidiary of the Company and its results from operations are reported as part of the Company's Power and RF Products segment.

The total purchase price for this acquisition was as follows (in thousands):

Cash consideration paid to stockholders	$13,797
Post closing adjustments	181
Contingent consideration	4,625
Total purchase price	$18,603

The purchase price for this acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$1,284
Accounts receivable	1,006
Inventories	143
Property and equipment	935
Other assets	270
Total tangible assets	3,638
Intangible assets:
Patents	40
Customer relationships	4,500
Developed technology	11,403
In-process research & development	7,565
Non-compete agreements	231
Goodwill	2,483
Total intangible assets	26,222
Liabilities assumed:
Accounts payable	55
Accrued expenses and liabilities	1,911
Other long-term liabilities	9,291
Total liabilities assumed	11,257
Net assets acquired	$18,603
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
(1) In-process research and development (IPR&D) is initially classified as indefinite-lived assets and tested for impairment at least annually or when indications of potential impairment exist. The IPR&D was completed in January 2016 and is classified as Developed technology in Note 7, "Goodwill and Intangible Assets."
Goodwill largely consists of expansion of product offerings of power modules and power electronics applications, manufacturing and other synergies of the combined companies, and the value of the assembled workforce.

The assets, liabilities and operating results of APEI have been included in the Company's consolidated financial statements from the date of acquisition and are not significant to the Company as a whole.

Note 4 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	June 26, 2016	June 28, 2015
Billed trade receivables	$217,691	$246,969
Unbilled contract receivables	2,135	2,223
	219,826	249,192
Allowance for sales returns, discounts and other incentives	(48,710)	(58,094)
Allowance for bad debts	(5,505)	(4,941)
Accounts receivable, net	$165,611	$186,157
The following table summarizes the changes in the Company’s allowance for sales returns, discounts and other incentives (in thousands):

	Fiscal Years Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Balance at beginning of period	$58,094	$29,010	$26,500
Current period claims	(163,523)	(148,715)	(115,568)
Provision for sales returns, discounts and other incentives	154,139	177,799	118,078
Balance at end of period	$48,710	$58,094	$29,010
The following table summarizes the changes in the Company’s allowance for bad debts (in thousands):

	Fiscal Years Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Balance at beginning of period	$4,941	$2,761	$2,471
Current period provision	564	2,184	903
Write-offs, net of recoveries	—	(4)	(613)
Balance at end of period	$5,505	$4,941	$2,761

Inventories
The following table summarizes the components of inventories (in thousands):

	June 26, 2016	June 28, 2015
Raw material	$83,299	$86,331
Work-in-progress	96,779	93,424
Finished goods	123,464	100,821
Inventories	$303,542	$280,576

Property and Equipment, net
The following table summarizes the components of property and equipment, net (in thousands):

	June 26, 2016	June 28, 2015
Furniture and fixtures	$14,280	$12,525
Land and buildings	386,573	367,519
Machinery and equipment	1,126,936	1,060,599
Aircraft and vehicles	10,455	10,489
Computer hardware/software	44,095	38,366
Leasehold improvements and other	6,497	6,698
Construction in progress	150,114	178,757
	1,738,950	1,674,953
Accumulated depreciation	(1,139,227)	(1,039,881)
Property and equipment, net	$599,723	$635,072
Depreciation of property and equipment totaled $118.8 million, $136.3 million and $125.3 million for the years ended June 26, 2016, June 28, 2015 and June 29, 2014, respectively.
During the years ended June 26, 2016, June 28, 2015 and June 29, 2014, the Company recognized approximately $10.3 million, $44.3 million and $1.3 million, respectively, as losses on disposals or impairments of property and equipment. These charges are reflected in Loss on disposal or impairment of long-lived assets in the Consolidated Statements of (Loss) Income.

Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	June 26, 2016	June 28, 2015
Accrued taxes	$12,720	$13,935
Accrued professional fees	7,980	10,180
Accrued warranty	20,207	13,006
Accrued other	5,164	7,087
Other current liabilities	$46,071	$44,208

Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	June 26, 2016	June 28, 2015
Currency translation gain	$4,624	$4,986
Net unrealized gain on available-for-sale securities	4,104	812
Accumulated other comprehensive income, net of taxes	$8,728	$5,798

Non-Operating (Expense) Income, net
The following table summarizes the components of non-operating (expense) income, net (in thousands):

	Fiscal Years Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Gain on sale of investments, net	$238	$925	$68
Loss on equity method investment	(15,357)	(22,624)	—
Dividends from equity method investment	1,655	2,581	—
Interest income, net	4,472	9,086	11,932
Foreign currency (loss) gain, net	(4,500)	(929)	45
Other, net	457	572	1,250
Non-operating (expense) income, net	($13,035)	($10,389)	$13,295

Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in the Consolidated Statements of (Loss)Income
	Fiscal Years Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Net unrealized gain on available-for-sale securities, net of taxes	$238	$925	$68	Non-operating (expense) income, net
	238	925	68	(Loss) income before income taxes
	20	210	11	Income tax (benefit) expense
	$218	$715	$57	Net (loss) income

Note 5 – Investments
Investments consist of municipal bonds, corporate bonds, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar.
The following table summarizes short-term investments (in thousands):

	June 26, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$186,893	$3,562	($15)	$190,440
Corporate bonds	165,766	3,074	(73)	168,767
Non-U.S. certificates of deposit	73,127	—	—	73,127
U.S. certificates of deposit	3,500	—	—	3,500
Commercial paper	3,317	—	—	3,317
Total short-term investments	$432,603	$6,636	($88)	$439,151

The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	June 26, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$2,936	($9)	$3,535	($6)	$6,471	($15)
Corporate bonds	27,578	(73)	—	—	27,578	(73)
Total	$30,514	($82)	$3,535	($6)	$34,049	($88)
Number of securities with an unrealized loss		22		3		25
The following table summarizes short-term investments (in thousands):

	June 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$194,123	$988	($341)	$194,770
Corporate bonds	152,831	832	(158)	153,505
Non-U.S. certificates of deposit	225,206	—	—	225,206
Total short-term investments	$572,160	$1,820	($499)	$573,481
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
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains on the sale of investments for the fiscal year ended June 26, 2016 of $238 thousand were included in Non-operating (expense) income, net in the Consolidated Statements of (Loss) Income and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its investments to be impaired as of June 26, 2016 and June 28, 2015.

The contractual maturities of short-term investments at June 26, 2016 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$31,874	$124,745	$33,821	$—	$190,440
Corporate bonds	14,672	116,541	37,554	—	168,767
Non-U.S. certificates of deposit	73,127	—	—	—	73,127
U.S. certificates of deposit	500	3,000	—	—	3,500
Commercial paper	3,317	—	—	—	3,317
Total short-term investments	$123,490	$244,286	$71,375	$—	$439,151

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments and long-term investments. As of June 26, 2016, financial assets utilizing Level 1 inputs included money market funds, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit, non-U.S. government securities and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of June 26, 2016. There were no transfers between Level 1 and Level 2 during the year ended June 26, 2016.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	June 26, 2016				June 28, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Municipal bonds	$—	$—	$—	$—	$—	$—	$—	$—
Non-U.S. certificates of deposit	—	137	—	137	—	157	—	157
Money market funds	576	—	—	576	16,457	—	—	16,457
Total cash equivalents	576	137	—	713	16,457	157	—	16,614
Short-term investments
Municipal bonds	—	190,440	—	190,440	—	194,770	—	194,770
Corporate bonds	—	168,767	—	168,767	—	153,505	—	153,505
U.S certificates of deposit	—	3,500	—	3,500	—	—	—	—
Commercial paper	—	3,317	—	3,317	—	—	—	—
Non-U.S. certificates of deposit	—	73,127	—	73,127	—	225,206	—	225,206
Total short-term investments	—	439,151	—	439,151	—	573,481	—	573,481
Other long-term investments
Common stock of non-U.S. corporations	—	40,179	—	40,179	—	57,595	—	57,595
Total other long-term investments	—	40,179	—	40,179	—	57,595	—	57,595
Total assets	$576	$479,467	$—	$480,043	$16,457	$631,233	$—	$647,690

Note 7 – Goodwill and Intangible Assets
Goodwill
The Company’s reporting units for goodwill impairment testing are:

•	Lighting Products

•	LED Products

•	Power and RF Products
As of the first day of the fourth quarter of fiscal 2016, the Company performed a step one quantitative goodwill impairment assessment on each reporting unit.  For the step one impairment test, the Company derived each reporting unit's fair value through a combination of the market approach (a guideline transaction method) and the income approach (a discounted cash flow analysis). The Company utilized a discount rate from the capital asset pricing model for the discounted cash flow analysis. Once the reporting unit fair values were calculated, the Company reconciled the reporting units' relative fair values to the Company's market capitalization as of the testing date.
The Company then compared the carrying value of each reporting unit, inclusive of its assigned goodwill, to its fair value. The Company determined that the fair value of each reporting unit exceeded its carrying value, and as a result, step two of the goodwill impairment test was not necessary.
Goodwill assigned to the Power and RF Products reporting unit increased by $2.5 million during fiscal 2016 due to the acquisition of APEI, as discussed in Note 3, "Acquisition."

Goodwill by reporting unit as of June 26, 2016 was as follows (in thousands):

LED Products	Lighting Products	Power and RF Products	Consolidated Total
$245,857	$337,781	$35,190	$618,828
Goodwill by reporting unit as of June 28, 2015 was as follows (in thousands):

LED Products	Lighting Products	Power and RF Products	Consolidated Total
$245,857	$337,781	$32,707	$616,345

Intangible Assets
The following table presents the components of intangible assets, net (in thousands):

	June 26, 2016			June 28, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$141,420	($78,438)	$62,982	$136,920	($72,063)	$64,857
Developed technology	181,728	(111,884)	69,844	162,760	(91,562)	71,198
Non-compete agreements	10,475	(9,994)	481	10,244	(7,958)	2,286
Trade names, finite-lived	520	(520)	—	520	(520)	—
Patent and licensing rights	145,780	(55,957)	89,823	150,038	(57,330)	92,708
Total intangible assets with finite lives	479,923	(256,793)	223,130	460,482	(229,433)	231,049
Trade names, indefinite-lived	79,680		79,680	79,680		79,680
Total intangible assets	$559,603	($256,793)	$302,810	$540,162	($229,433)	$310,729
Total amortization of finite-lived intangible assets was $40.4 million, $37.1 million and $38.7 million for the years ended June 26, 2016, June 28, 2015 and June 29, 2014, respectively. Beginning in the third quarter of fiscal 2016, the Company started amortizing IPR&D assets acquired in the APEI acquisition that were completed during the respective period.
As of the first day of the fourth quarter of fiscal 2016, the Company performed a step one quantitative impairment assessment on each of the Company’s indefinite-lived trade names.  The Company determined that the fair value of each indefinite-lived trade name was greater than its carrying value and therefore a step two quantitative impairment assessment was not required.
The Company invested $14.4 million, $19.5 million and $20.2 million for the years ended June 26, 2016, June 28, 2015 and June 29, 2014, respectively, for patent and licensing rights. For the fiscal years ended June 26, 2016, June 28, 2015 and June 29, 2014, the Company recognized $6.7 million, $3.4 million and $1.4 million, respectively, in impairment charges related to its patent portfolio.
Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 25, 2017	$39,068
June 24, 2018	37,530
June 30, 2019	24,674
June 28, 2020	19,402
June 27, 2021	18,026
Thereafter	84,430
Total future amortization expense	$223,130

Note 8 – Long-term Debt
On January 9, 2015, the Company entered into a new credit agreement (Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo Bank) and other lenders party thereto for a $500 million secured revolving line of credit under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2020. Proceeds of the initial loans made under the Credit Agreement were used to repay amounts outstanding under the Company's previous $150 million unsecured credit agreement with Wells Fargo Bank, entered into on August 12, 2014.
The Company classifies balances outstanding under its line of credit as Long-term debt in the Consolidated Balance Sheets. At June 26, 2016, the Company had $160 million outstanding under the Credit Agreement and $340 million available for borrowing. For the year ended June 26, 2016, the average interest rate under the Credit Agreement was 1.14%. The average commitment fee percentage for the Credit Agreement was 0.09% for the year ended June 26, 2016. For the year ended June 28, 2015, the average interest rate under the Credit Agreement and the previous credit agreement was 0.95%. The average commitment fee percentage for these credit agreements was 0.09% for the year ended June 28, 2015. The Company was in compliance with all covenants in the Credit Agreement at June 26, 2016.

Note 9 – Shareholders’ Equity
On June 18, 2015, the Board of Directors approved the Company's fiscal 2016 stock repurchase program, authorizing the Company to repurchase shares of its common stock having an aggregate purchase price not exceeding $500 million for all purchases from June 29, 2015 through the expiration of the program on June 26, 2016.
During fiscal 2016, the Company repurchased 5.8 million shares of its common stock under the program at an average price of $25.78 per share with an aggregate value of $149.6 million. The repurchase program could be implemented through open market or privately negotiated transactions at the discretion of the Company’s management. From the inception of the predecessor stock repurchase program in January 2001 through June 26, 2016, the Company has repurchased 34.2 million shares of its common stock at an average price of $29.34 per share with an aggregate value of $1.0 billion. The Company will continue to determine the time and extent of any repurchases based on its evaluation of market conditions and other factors.
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
At June 26, 2016, the Company had reserved a total of approximately 17.9 million shares of its common stock and 0.2 million shares of its Series A preferred stock for future issuance as follows (in thousands):

Number of Shares
For exercise of outstanding common stock options	11,247
For vesting of outstanding stock units	1,589
For future equity awards under 2013 Long-Term Incentive Compensation Plan	4,141
For future issuance under the Non-Employee Director Stock Compensation and Deferral Program	76
For future issuance to employees under the 2005 Employee Stock Purchase Plan	885
Total common shares reserved	17,938
Series A preferred stock reserved for exercise of rights issued under shareholder rights plan	200

Note 10 – (Loss) Earnings Per Share
The following presents the computation of basic (loss) earnings per share (in thousands, except per share amounts):

	Fiscal Years Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Basic:
Net (loss) income	($21,536)	($64,692)	$123,490
Weighted average common shares	101,783	113,022	120,623
Basic (loss) earnings per share	($0.21)	($0.57)	$1.02
The following computation reconciles the differences between the basic and diluted (loss) earnings per share presentations (in thousands, except per share amounts):

	Fiscal Years Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Diluted:
Net (loss) income	($21,536)	($64,692)	$123,490
Weighted average common shares - basic	101,783	113,022	120,623
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	—	—	2,291
Weighted average common shares - diluted	101,783	113,022	122,914
Diluted (loss) earnings per share	($0.21)	($0.57)	$1.00
Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted (loss) earnings per share. For the fiscal years ended June 26, 2016, June 28, 2015 and June 29, 2014, there were 11.4 million, 7.0 million and 2.6 million, respectively, of potential common shares not included in the calculation of diluted (loss) earnings per share because their effect was anti-dilutive.

Note 11 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has one equity-based compensation plan, the 2013 Long-Term Incentive Compensation Plan (2013 LTIP), from which stock-based compensation awards can be granted to employees and directors. At June 26, 2016, there were 10.6 million shares authorized for issuance under the plan and 4.1 million shares remaining for future grants. The 2013 LTIP provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards. The Company has other equity-based compensation plans that have been terminated so that no future grants can be made under those plans, but under which stock options, restricted stock and restricted stock units are currently outstanding.

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
The Company also has an Employee Stock Purchase Plan (ESPP) that provides employees with the opportunity to purchase common stock at a discount. At June 26, 2016, there were 4.5 million shares authorized for issuance under the ESPP, as amended, with 0.9 million shares remaining for future issuance. The ESPP limits employee contributions to 15% of each employee’s compensation (as defined in the plan) and allows employees to purchase shares at a 15% discount to the fair market value of common stock on the purchase date two times per year. The ESPP provides for a twelve-month participation period, divided into two equal six-month purchase periods, and also provides for a look-back feature. At the end of each six-month period in April and October, participants purchase the Company’s common stock through the ESPP at a 15% discount to the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The plan also provides for an automatic reset feature to start participants on a new twelve-month participation period if the fair market value of common stock declines during the first six-month purchase period.
Stock Option Awards
The following table summarizes option activity as of June 26, 2016 and changes during the fiscal year then ended (numbers of shares in thousands):

	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Term	Total Intrinsic Value
Outstanding at June 28, 2015	10,714	$43.10
Granted	2,020	26.16
Exercised	(253)	25.24
Forfeited or expired	(1,234)	43.48
Outstanding at June 26, 2016	11,247	$40.42	3.94	$198
Vested and expected to vest at June 26, 2016	11,048	$40.58	3.90	$198
Exercisable at June 26, 2016	6,841	$41.75	2.96	$198
The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on June 24, 2016 (the last trading day of fiscal 2016) of $23.90 and the exercise price for in-the-money options that would have been received by the holders if all instruments had been exercised on June 26, 2016. As of June 26, 2016, there was $30.2 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.47 years.
The following table summarizes information about stock options outstanding and exercisable at June 26, 2016 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.01 to $30.92	4,636	4.18	$27.71	2,747	$28.77
$30.93 to $43.94	748	1.93	35.83	617	35.89
$43.95 to $45.13	2,427	5.12	45.13	820	45.13
$45.14 to $54.26	241	3.79	48.65	168	48.66
$54.27 to $75.55	3,195	3.22	55.74	2,490	55.94
Total	11,247	3.94	$40.42	6,842	$41.75

Other information pertaining to the Company’s stock option awards is as follows (in thousands, except per share data):

	Fiscal Years Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Weighted average grant date fair value per share of options	$8.79	$15.27	$19.31
Total intrinsic value of options exercised	$838	$9,418	$67,044

Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of June 26, 2016 and changes during the year then ended is as follows (in thousands, except number of shares and units):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 28, 2015	926	$45.47
Granted	1,214	26.08
Vested	(354)	44.76
Forfeited	(155)	40.55
Nonvested at June 26, 2016	1,631	$31.66

As of June 26, 2016, there was $30.2 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 2 years.
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

Total stock-based compensation expense was as follows (in thousands):

	Fiscal Years Ended
Income Statement Classification:	June 26, 2016	June 28, 2015	June 29, 2014
Cost of revenue, net	$12,394	$12,836	$11,353
Research and development	13,842	16,524	15,392
Sales, general and administrative	32,491	34,941	34,941
Total stock-based compensation expense	$58,727	$64,301	$61,686
The weighted average assumptions used to value stock option grants were as follows:

	Fiscal Years Ended
Stock Option Grants:	June 26, 2016	June 28, 2015	June 29, 2014
Risk-free interest rate	1.18%	1.17%	1.16%
Expected life, in years	3.66	3.54	3.80
Expected volatility	43.3%	45.2%	44.5%
Dividend yield	—	—	—
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

Note 12 – Income Taxes
The following were the components of (loss) income before income taxes (in thousands):

	Fiscal Years Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Domestic	($45,278)	($41,593)	$57,867
Foreign	21,772	(42,346)	88,664
Total (loss) income before income taxes	($23,506)	($83,939)	$146,531

The following were the components of income tax (benefit) expense (in thousands):

	Fiscal Years Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Current:
Federal	$5,347	($12,470)	$3,423
Foreign	7,278	13,327	15,371
State	1,244	1,242	1,876
Total current	13,869	2,099	20,670
Deferred:
Federal	(26,086)	(7,418)	(88)
Foreign	12,340	(12,754)	3,003
State	(2,093)	(1,174)	(544)
Total deferred	(15,839)	(21,346)	2,371
Income tax (benefit) expense	($1,970)	($19,247)	$23,041
Actual income tax (benefit) expense differed from the amount computed by applying the U.S. federal tax rate of 35% to pre-tax earnings as a result of the following (in thousands, except percentages):

	Fiscal Years Ended
	June 26, 2016	% of Loss	June 28, 2015	% of Loss	June 29, 2014	% of Income
Federal income tax provision at statutory rate	($8,227)	35%	($29,379)	35%	$51,286	35%
(Decrease) increase in income tax expense resulting from:
State tax provision, net of federal benefit	(748)	3%	(817)	1%	2,530	2%
State tax credits	(269)	1%	(585)	1%	(1,004)	(1)%
Tax exempt interest	(2,019)	9%	(2,413)	3%	(815)	(1)%
48C investment tax credit	(4,334)	18%	(6,826)	8%	(11,310)	(8)%
(Decrease) increase in tax reserve	(80)	—%	(225)	—%	15,411	11%
Change in tax depreciation methodology	—	—%	—	—%	(18,475)	(12)%
Research and development credits	(2,138)	9%	(2,081)	2%	(1,574)	(1)%
Foreign tax credit	(954)	4%	(389)	—%	(490)	—%
Increase (decrease) in valuation allowance	9,286	(39)%	—	—%	(20)	—%
Qualified production activities deduction	—	—%	(520)	1%	(2,362)	(1)%
Stock-based compensation	1,346	(6)%	2,988	(4)%	2,024	1%
Statutory rate differences	2,748	(12)%	18,738	(22)%	(14,285)	(10)%
Foreign earnings taxed in U.S.	1,165	(5)%	1,793	(2)%	—	—%
Foreign currency fluctuations	748	(3)%	(818)	1%	(20)	—%
Other	1,506	(6)%	1,287	(1)%	2,145	1%
Income tax (benefit) expense	($1,970)	8%	($19,247)	23%	$23,041	16%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):

	June 26, 2016	June 28, 2015
Deferred tax assets:
Compensation	$3,176	$1,864
Inventories	19,656	23,172
Sales return reserve and allowance for bad debts	6,615	8,266
Warranty reserve	8,013	5,042
Federal and state net operating loss carryforwards	11,443	7,237
Federal credits	8,802	3,688
State credits	3,286	2,573
48C investment tax credits	17,838	14,980
Investments	872	953
Stock-based compensation	48,191	40,291
Deferred revenue	4,159	4,850
Other	2,792	2,034
Total gross deferred assets	134,843	114,950
Less valuation allowance	(10,770)	(1,485)
Deferred tax assets, net	124,073	113,465
Deferred tax liabilities:
Property and equipment	(9,549)	(13,337)
Intangible assets	(69,355)	(57,819)
Investments	(2,445)	(505)
Prepaid taxes and other	(1,527)	(1,350)
Foreign earnings recapture	(3,576)	(2,524)
Total gross deferred liability	(86,452)	(75,535)
Deferred tax asset, net	$37,621	$37,930
The components giving rise to the net deferred tax assets (liabilities) have been included in the Consolidated Balance Sheets as follows (in thousands):

	Balance at June 26, 2016
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent
U.S. federal income taxes	$—	$26,411	$—	$—
Foreign income taxes	—	12,153	—	(943)
Total net deferred tax assets/(liabilities)	$—	$38,564	$—	($943)

	Balance at June 28, 2015
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent
U.S. federal income taxes	$23,231	$52	$—	($8,915)
Foreign income taxes	15,959	8,899	—	(1,296)
Total net deferred tax assets/(liabilities)	$39,190	$8,951	$—	($10,211)
The research and development credit, which had previously expired on December 31, 2014, was reinstated as part of the Protecting Americans from Tax Hikes Act of 2015, enacted on December 18, 2015. This legislation retroactively reinstated and permanently extended the research and development credit. The benefit of this credit for fiscal 2016 as well as the period December 31, 2014 through June 28, 2015 has been included in the fiscal year 2016 tax benefit representing a $1.3 million and $0.8 million benefit, respectively.
During the second quarter of fiscal 2014, the Company was notified by the Internal Revenue Service that it had been allocated $30 million of federal tax credits as part of the American Recovery and Reinvestment Act of 2009 - Phase II (Internal Revenue Code Section 48C). This $30 million allocation is in addition to the $39 million previously allocated to the Company in the third quarter of fiscal 2010. The tax benefit (net of related basis adjustments) will be amortized into income over the useful life (5 years) of the underlying equipment that was placed into service to generate these credits. Since fiscal 2010, the Company has recognized an income tax benefit of $37.2 million related to the credits generated to date, with $4.3 million of this amount recognized as a tax benefit for the year ended June 26, 2016.

During the fourth quarter of fiscal 2016, the Company concluded it is likely that sufficient future taxable income needed to fully utilize net operating loss carryovers in Luxembourg will not be generated due to additional losses on the Company’s equity method investment held there. The Company recorded a $9.5 million valuation allowance against the related deferred tax asset, representing the $32.4 million net operating loss carryover net of tax. This resulted in an additional $9.5 million of income tax expense during the fourth quarter of fiscal 2016.
During the fourth quarter of fiscal 2016, the Company concluded it is likely that it will fully utilize all North Carolina income tax credits due to the expected taxable gain on the sale of the Wolfspeed Business. As a result, the Company released a $1.9 million valuation allowance against the related deferred tax asset. This resulted in an additional $1.9 million of income tax benefit during the fourth quarter of fiscal 2016.
As of June 28, 2016, the Company had approximately $36.2 million of foreign net operating loss carryovers, of which $32.4 million are offset by a valuation allowance. The foreign net operating loss carryovers have no carry forward limitation. As of June 26, 2016, the Company had approximately $22.7 million of state net operating loss carryovers, of which approximately $15.1 million are offset by a valuation allowance. Additionally, the Company had $6.9 million of state income tax credit carryforwards. The state net operating loss carryovers and income tax credit carryforwards will begin to expire in fiscal 2021 and fiscal 2017, respectively. Furthermore, the Company had approximately $0.8 million of alternative minimum tax credit carryforwards, $5.8 million of 48C credit carryforwards, $1.9 million of research and development credit carryforwards, and $1.6 million of state income tax credit carryforwards that relate to excess stock option benefits which, if and when realized, will be recognized in Additional paid-in-capital in the Consolidated Balance Sheets.
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
As of June 28, 2015 the Company’s liability for unrecognized tax benefits was $17.8 million. The Company recognized a $0.6 million increase to the liability for unrecognized tax benefits due to uncertainty regarding intercompany transactions recently challenged by the Italian tax authority, and a $0.5 million decrease to the liability for unrecognized tax benefits due to a decrease in the effective tax rate related to an uncertainty regarding a change in tax depreciation methodology adopted in fiscal 2014. In addition there was a $0.2 million decrease to the amount of unrecognized tax benefits following statute expiration. As a result, the total liability for unrecognized tax benefits as of June 26, 2016 was $17.7 million. If any portion of this $17.7 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $4.3 million of gross unrecognized tax benefits will change in the next 12 months as a result of pending audit settlements or statute requirements.
The following is a tabular reconciliation of the Company’s change in uncertain tax positions (in thousands):

	Fiscal Years Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Balance at beginning of period	$17,795	$18,389	$2,732
Increases related to prior year tax positions	617	—	18,040
Decreases related to prior year tax positions	(530)	(407)	(741)
Expiration of statute of limitations for assessment of taxes	(155)	(187)	(1,642)
Balance at end of period	$17,727	$17,795	$18,389

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Income tax (benefit) expense line item in the Consolidated Statements of (Loss) Income. Total interest and penalties accrued were as follows (in thousands):

	June 26, 2016	June 28, 2015
Accrued interest and penalties	($5)	$10
Total interest and penalties recognized were as follows (in thousands):

	Fiscal Years Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Recognized interest and penalties (benefit)	($15)	($94)	($51)
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
The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of June 26, 2016, U.S. income taxes were not provided for on a cumulative total of approximately $255.0 million of undistributed earnings for certain non-U.S. subsidiaries, as the Company currently intends to reinvest these earnings in these foreign operations indefinitely. If, at a later date, these earnings were repatriated to the U.S., the Company would be required to pay taxes on these amounts. Determination of the amount of any deferred tax liability on these undistributed earnings is not practicable.
During the fiscal year ended June 26, 2011, the Company was awarded a tax holiday in Malaysia with respect to its manufacturing and distribution operations. This arrangement allows for 0% tax for 10 years starting in the fiscal year ended June 26, 2011. For the fiscal years 2014, 2015, and 2016, the Company did not meet the requirements for the tax holiday, and as such, no benefit has been recognized.

Note 13 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company’s product warranty liabilities (in thousands):

	Fiscal Years Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Balance at beginning of period	$13,968	$6,822	$6,171
Warranties accrued in current period	19,866	9,242	4,256
Recall costs accrued in current period	5,756	5,418	—
Changes in estimates for pre-existing warranties	—	—	907
Expenditures	(18,059)	(7,514)	(4,512)
Balance at end of period	$21,531	$13,968	$6,822
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The Company accrues estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. The warranty reserves, which are primarily related to Lighting Products, are evaluated quarterly based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company’s reliability estimates. As of June 26, 2016, $1.3 million of the Company’s product warranty liabilities were classified as long-term.

In June 2015, the Company issued a voluntary recall of its linear LED T8 replacement lamps due to the hazard of overheating and melting. The Company expects the majority of the costs of the recall to be recoverable from insurance proceeds resulting in an immaterial impact to the Company's financial results.
Lease Commitments
The Company primarily leases manufacturing, office, housing and warehousing space under the terms of non-cancelable operating leases. These leases expire at various times through May 2022. The Company recognizes net rent expense on a straight-line basis over the life of the lease. Rent expense associated with these operating leases totaled approximately $6.6 million, $8.2 million and $5.8 million for each of the fiscal years ended June 26, 2016, June 28, 2015 and June 29, 2014, respectively. Certain agreements require that the Company pay property taxes and general property maintenance in addition to the minimum rental payments.
Future minimum rental payments as of June 26, 2016 (under leases currently in effect) are as follows (in thousands):

Fiscal Years Ending	Minimum Rental Amount
June 25, 2017	$4,850
June 24, 2018	2,974
June 30, 2019	1,663
June 28, 2020	1,269
June 27, 2021	577
Thereafter	26
Total future minimum rental payments	$11,359

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

Note 14 - Reportable Segments

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

Financial Results by Reportable Segment

The table below reflects the results of the Company’s reportable segments as reviewed by the Company’s CODM for fiscal 2016, 2015 and 2014. The Company used the same accounting policies to derive the segment results reported below as those used in the Company’s consolidated financial statements.
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
Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Revenue			Gross Profit and Gross Margin
	Year Ended			Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014	June 26, 2016	June 28, 2015	June 29, 2014
Lighting Products	$889,133	$906,502	$706,425	$238,242	$235,542	$197,304
Lighting Products gross margin				27%	26%	28%
LED Products	610,835	602,082	833,684	212,367	190,912	381,003
LED Products gross margin				35%	32%	46%
Power and RF Products	116,659	123,921	107,532	56,069	67,764	60,723
Power and RF Products gross margin				48%	55%	56%
Total segment reporting	$1,616,627	$1,632,505	$1,647,641	506,678	494,218	639,030
Unallocated costs				(19,604)	(20,299)	(21,274)
Consolidated gross profit				$487,074	$473,919	$617,756
Consolidated gross margin				30%	29%	37%

Assets by Reportable Segment
Inventories are the only assets reviewed by the Company’s CODM when evaluating segment performance and allocating resources to the segments. The CODM reviews all of the Company's assets other than inventories on a consolidated basis. The following table sets forth the Company’s inventories by reportable segment for the fiscal years ended June 26, 2016 and June 28, 2015.
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

Inventories for each of the Company's segments were as follows (in thousands):

	June 26, 2016	June 28, 2015
Lighting Products	$172,261	$150,755
LED Products	106,787	114,203
Power and RF Products	19,628	11,536
Total segment inventories	298,676	276,494
Unallocated inventories	4,866	4,082
Consolidated inventories	$303,542	$280,576

Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. The following table sets forth the percentage of revenue from external customers by geographic area:

	For the Years Ended
	June 26, 2016	June 28, 2015	6/29/2014
United States	59%	57%	49%
China	20%	21%	27%
Europe	8%	9%	9%
South Korea	1%	1%	2%
Japan	4%	4%	6%
Malaysia	1%	1%	1%
Taiwan	1%	1%	1%
Other	6%	6%	5%
Total percentage of revenue	100%	100%	100%

The following table sets forth the Company’s tangible long-lived assets by country (in thousands):

	June 26, 2016	June 28, 2015
United States	$488,342	$502,579
China	108,183	131,140
Other	3,198	1,353
Total tangible long-lived assets	$599,723	$635,072

Note 15 – Concentrations of Risk
Financial instruments, which may subject the Company to a concentration of risk, consist principally of short-term investments, cash equivalents, and accounts receivable. Short-term investments consist primarily of municipal bonds, corporate bonds, commercial paper and certificates of deposit at interest rates that vary by security. The Company’s cash equivalents consist primarily of money market funds. Certain bank deposits may at times be in excess of the FDIC insurance limits.
The Company sells its products on account to manufacturers, distributors, retailers and others worldwide and generally requires no collateral.
Revenue from Arrow Electronics, Inc. represented 10%, 12% and 13% of revenue for fiscal 2016, 2015, and 2014, respectively. Revenue from The Home Depot, Inc. represented 8% of revenue in fiscal 2016 and 11% in both fiscal 2015 and 2014.
No customers individually accounted for more than 10% of the consolidated accounts receivable balance at June 26, 2016 and June 28, 2015.

Arrow Electronics, Inc. is a customer of the LED Products and Power and RF Products segments. The Home Depot, Inc. is a customer of the Lighting Products segment.

Note 16 – Retirement Savings Plan
The Company sponsors one employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. All U.S. employees are eligible to participate under the 401(k) Plan on the first day of a new fiscal month after the date of hire. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits; rather, the Company matches a defined percentage of employee deferrals, and employees vest in these matching funds over time. Employees choose their investment elections from a list of available investment options. During the fiscal years ended June 26, 2016, June 28, 2015 and June 29, 2014, the Company contributed approximately $7.0 million, $6.9 million and $6.3 million to the 401(k) Plan, respectively. The Pension Benefit Guaranty Corporation does not insure the 401(k) Plan.

Note 17 – Related Party Transactions
In July 2010, Mark Swoboda was appointed Chief Executive Officer of Intematix Corporation (Intematix). Mark Swoboda is the brother of the Company’s Chairman, Chief Executive Officer and President, Charles M. Swoboda. For a number of years the Company has purchased raw materials from Intematix pursuant to standard purchase orders in the ordinary course of business.
During fiscal 2016, the Company purchased $3.9 million of raw materials from Intematix, and the Company had $0.3 million outstanding payable to Intematix as of June 26, 2016. During fiscal 2015, the Company purchased $7.2 million of raw materials from Intematix, and the Company had $0.1 million outstanding payable to Intematix as of June 28, 2015.
The Company currently owns approximately 14% of the common stock of Lextar Electronics Corporation, an investment that was purchased in December 2014. During fiscal 2016, the Company purchased approximately $31.7 million of inventory from Lextar and the Company had $7.6 million outstanding payable to Lextar as of June 26, 2016.

Note 18 - Costs Associated with LED Business Restructuring
In June 2015, our Board of Directors approved a plan to restructure the LED Products business. The restructuring reduced excess capacity and overhead in order to improve the cost structure moving forward. The primary components of the restructuring include the planned sale or abandonment of certain manufacturing equipment, facility consolidation and the elimination of certain positions. The restructuring activity ended in the second quarter of fiscal 2016. During fiscal 2016, the company realized$18.8 million in LED restructuring charges which were partially offset by a $1.1 million gain on the sale of long-lived assets related to the restructuring which were sold for a value in excess of their estimated net realizable value during fiscal 2016.

The following table summarizes the actual charges incurred (in thousands):

Capacity and overhead cost reductions	Amounts incurred through June 28, 2015	Amounts incurred during fiscal year 2016	Cumulative amounts incurred through June 26, 2016	Affected Line Item in the Consolidated Statements of (Loss)Income
Loss on disposal or impairment of long-lived assets	$42,716	$15,506	$58,222	Loss on disposal or impairment of long-lived assets
Severance expense	2,019	264	2,283	Sales, general and administrative expenses
Lease termination and facility consolidation costs	1,246	3,079	4,325	Sales, general and administrative expenses
Increase in channel inventory reserves	26,479	—	26,479	Revenue, net
Increase in inventory reserves	11,091	—	11,091	Cost of revenue, net
Total restructuring charges	$83,551	$18,849	$102,400

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
The following table presents the changes in the severance liability under the LED Products restructuring plan (in thousands):

Severance liability at June 30, 2014	$—
Severance expense	2,019
Severance payments	—
Severance liability at June 28, 2015	$2,019
Severance charge	264
Severance payments	(2,283)
Severance liability at June 26, 2016	$—
Note 19 - Subsequent Event
On July 13, 2016, the Company executed an Asset Purchase Agreement (the APA) with Infineon. The transaction, which was approved by both the Company’s Board of Directors and Infineon’s Supervisory Board, is expected to close by the end of calendar year 2016, subject to customary closing conditions and governmental approvals.
Pursuant to the APA, the Company will sell to Infineon, and Infineon will (i) purchase from the Company (a) the assets comprising the Company’s Power and RF Products segment, including manufacturing facilities and equipment, inventory, intellectual property rights, contracts, real estate, and the outstanding equity interests of Cree Fayetteville, Inc, one of the Company’s wholly-owned subsidiaries, and (b) certain related portions of the Company’s SiC materials and gemstones business included within the LED Products segment (the Company refers to the business that it is selling, collectively, as the Wolfspeed business) and (ii) assume certain liabilities related to the Wolfspeed business. The Company will retain certain liabilities associated with the Wolfspeed business arising prior to the closing of the transaction. Infineon is expected to hire most of the Company’s approximately 545 Wolfspeed employees either at the closing of the transaction or following a transition period.
The purchase price for the Wolfspeed business will be $850 million in cash, which is subject to certain adjustments. In connection with the transaction, the Company and Infineon will also enter into certain ancillary and related agreements, including (i) an intellectual property assignment and license agreement, which will assign to Infineon certain intellectual property owned by the Company and license to Infineon certain additional intellectual property owned by the Company, (ii) a transition services agreement, which is designed to ensure a smooth transition of the Wolfspeed business to Infineon, and (iii) a wafer supply agreement, pursuant to which the Company will supply Infineon with silicon carbide wafers and silicon carbide boules for a transitional period of time.
The APA contains customary representations, warranties and covenants, including covenants to cooperate in seeking regulatory approvals, as well as the Company’s agreement to not compete with the Wolfspeed business for five years following the closing of the transaction and to indemnify Infineon for certain damages that Infineon may suffer following the closing of the transaction.
Infineon's obligation to purchase the Wolfspeed business is subject to the satisfaction or waiver of a number of conditions set forth in the APA, including regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain similar non-U.S. regulations, the approval of the Committee on Foreign Investment in the United States and other customary closing conditions. The APA provides for customary termination rights of the parties and also provides that in the event the APA is terminated for certain specified regulatory-related circumstances, Infineon may be required to pay the Company a termination fee ranging from $12.5 million to $42.5 million.
The Company will report the Wolfspeed business as discontinued operations beginning in the first quarter of fiscal 2017.

Note 20 – Quarterly Results of Operations - Unaudited
The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 26, 2016 and June 28, 2015 (in thousands, except per share data):

	September 27, 2015*	December 27, 2015*	March 27, 2016	June 26, 2016	Fiscal Year 2016
Revenue, net	$425,489	$435,806	$366,919	$388,413	$1,616,627
Cost of revenue, net	294,916	301,361	257,886	275,390	1,129,553
Gross profit	130,573	134,445	109,033	113,023	487,074
Net (loss) income	(24,489)	13,442	152	(10,641)	(21,536)
(Loss) earnings per share:
Basic	($0.24)	$0.13	$—	($0.11)	($0.21)
Diluted	($0.24)	$0.13	$—	($0.11)	($0.21)

	September 28, 2014*	December 28, 2014*	March 29, 2015*	June 28, 2015*	Fiscal Year 2015*
Revenue, net	$427,672	$413,157	$409,519	$382,157	$1,632,505
Cost of revenue, net	292,111	276,637	284,371	305,467	1,158,586
Gross profit	135,561	136,520	125,148	76,690	473,919
Net income (loss)	10,955	11,977	476	(88,100)	(64,692)
(Loss) earnings per share:
Basic	$0.09	$0.10	$—	($0.83)	($0.57)
Diluted	$0.09	$0.10	$—	($0.83)	($0.57)
*As revised to reflect the correction of an immaterial error. For additional information, see Note 2, "Basis of Presentation and Summary of Significant Accounting Policies."

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

Changes to Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of June 26, 2016.
The effectiveness of our internal control over financial reporting as of June 26, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report.

Item 9B. Other Information
Not applicable.

PART III

Certain information called for in Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2016.

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

3.1
Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2
Bylaws, as amended and restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 27, 2015, filed with the Securities and Exchange Commission on January 28, 2015)

4.1
Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2
Amended and Restated Rights Agreement, dated April 24, 2012, between Cree, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated April 24, 2012, as filed with the Securities and Exchange Commission on April 26, 2012)

4.3
Amendment No. 1 to Amended and Restated Rights Agreement, dated as of January 29, 2013 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated January 29, 2013, as filed with the Securities and Exchange Commission on January 31, 2013)

4.4
Amendment No. 2 to Amended and Restated Rights Agreement, dated as of February 11, 2015 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, dated February 11, 2015, filed with the Securities and Exchange Commission on February 11, 2015)

10.1*
2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 23, 2012, as filed with the Securities and Exchange Commission on October 25, 2012)

10.2*
Addendum to Form of Master Stock Option Award Agreement Terms and Conditions for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.3*
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.4*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.5*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.6*
Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.7*
Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.8*
Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.9*
Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.10*
Amendment One to Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.11*
Master Performance Unit Award Agreement, dated August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.12*
Cree, Inc. Severance Plan for Section 16 Officers, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 28, 2013, as filed with the Securities and Exchange Commission on October 31, 2013)

10.13*
Change in Control Agreement for Chief Executive Officer, effective December 17, 2012, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.14*
Form of Cree, Inc. Change in Control Agreement for Section 16 Officers other than the Chief Executive Officer (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.15*
Form of Cree, Inc. Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.16*
Form of Master Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.17*
Form of Stock Unit Award Agreement (Time-Based) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.18*
Form of Stock Unit Award Agreement (Performance-Based) (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.19*
2005 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 29, 2013, as filed with the Securities and Exchange Commission on October 29, 2013)

10.20*
Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

10.21*
Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

10.22*
Form of Master Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.23*
2013 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated October 28, 2014, filed with the Securities and Exchange Commission on October 28, 2014)

10.24
Credit Agreement, dated January 9, 2015, by and between Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of the Company, as guarantor, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated January 9, 2015, filed with the Securities and Exchange Commission on January 12, 2015)

10.25*
Notice of Grant to Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 24, 2015, filed with the Securities and Exchange Commission on August 27, 2015)

10.26*
Notice of Grant to Michael E. McDevitt (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 24, 2015, filed with the Securities and Exchange Commission on August 27, 2015)

10.27*
Management Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated August 24, 2015, as filed with the Securities and Exchange Commission on August 27, 2015)

10.28*
Schedule of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015, as filed with the Securities and Exchange Commission on October 21, 2015)

10.29*
Form of Performance Share Award Agreement - Section 16 Officer (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015, as filed with the Securities and Exchange Commission on October 21, 2015)

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of KPMG

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1**	Audited financial statements of Lextar Electronics Corporation as of and for the years ended December 31, 2015 and 2014.

101
The following materials from Cree, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 26, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of (Loss) Income; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements

*	Management contract or compensatory plan

**
The financial statements as of and for the years ended December 31, 2015 and 2014 of Lextar Electronics Corporation, prepared by Lextar and audited by its independent public accounting firm, are included in this Annual Report pursuant to Rule 3-09 of Regulation S-X.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREE, INC.
Date:	August 25, 2016

By:	/s/ CHARLES M. SWOBODA
Charles M. Swoboda
Chairman, Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES M. SWOBODA	Chairman, Chief Executive Officer and President	August 25, 2016
Charles M. Swoboda

/s/ MICHAEL E. MCDEVITT	Executive Vice President and Chief Financial Officer	August 25, 2016
Michael E. McDevitt	(Principal Financial and Chief Accounting Officer)

/s/ CLYDE R. HOSEIN	Director	August 25, 2016
Clyde R. Hosein

/s/ ROBERT A. INGRAM	Director	August 25, 2016
Robert A. Ingram

/s/ DARREN R. JACKSON	Director	August 25, 2016
Darren R. Jackson

/s/ C. HOWARD NYE	Director	August 25, 2016
C. Howard Nye

/s/ JOHN B. REPLOGLE	Director	August 25, 2016
John B. Replogle

/s/ ROBERT L. TILLMAN	Director	August 25, 2016
Robert L. Tillman

/s/ THOMAS H. WERNER	Director	August 25, 2016
Thomas H. Werner

/s/ ANNE C. WHITAKER	Director	August 25, 2016
Anne C. Whitaker

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1
Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2
Bylaws, as amended and restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 27, 2015, filed with the Securities and Exchange Commission on January 28, 2015)

4.1
Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

4.2
Amended and Restated Rights Agreement, dated April 24, 2012, between Cree, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated April 24, 2012, as filed with the Securities and Exchange Commission on April 26, 2012)

4.3
Amendment No. 1 to Amended and Restated Rights Agreement, dated as of January 29, 2013 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated January 29, 2013, as filed with the Securities and Exchange Commission on January 31, 2013)

4.4
Amendment No. 2 to Amended and Restated Rights Agreement, dated as of February 11, 2015 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, dated February 11, 2015, filed with the Securities and Exchange Commission on February 11, 2015)

10.1*
2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 23, 2012, as filed with the Securities and Exchange Commission on October 25, 2012)

10.2*
Addendum to Form of Master Stock Option Award Agreement Terms and Conditions for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.3*
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.4*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.5*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.6*
Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.7*
Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.8*
Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.9*
Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.10*
Amendment One to Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.11*
Master Performance Unit Award Agreement, dated August 18, 2008, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 18, 2008, as filed with the Securities and Exchange Commission on August 22, 2008)

10.12*
Cree, Inc. Severance Plan for Section 16 Officers, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 28, 2013, as filed with the Securities and Exchange Commission on October 31, 2013)

10.13*
Change in Control Agreement for Chief Executive Officer, effective December 17, 2012, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.14*
Form of Cree, Inc. Change in Control Agreement for Section 16 Officers other than the Chief Executive Officer (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.15*
Form of Cree, Inc. Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.16*
Form of Master Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.17*
Form of Stock Unit Award Agreement (Time-Based) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.18*
Form of Stock Unit Award Agreement (Performance-Based) (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.19*
2005 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 29, 2013, as filed with the Securities and Exchange Commission on October 29, 2013)

10.20*
Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

10.21*
Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

10.22*
Form of Master Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.23*
2013 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated October 28, 2014, filed with the Securities and Exchange Commission on October 28, 2014)

10.24
Credit Agreement, dated January 9, 2015, by and between Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of the Company, as guarantor, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated January 9, 2015, filed with the Securities and Exchange Commission on January 12, 2015)

10.25*
Notice of Grant to Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 24, 2015, filed with the Securities and Exchange Commission on August 27, 2015)

10.26*
Notice of Grant to Michael E. McDevitt (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 24, 2015, filed with the Securities and Exchange Commission on August 27, 2015)

10.27*
Management Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated August 24, 2015, as filed with the Securities and Exchange Commission on August 27, 2015)

10.28*
Schedule of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015, as filed with the Securities and Exchange Commission on October 21, 2015)

10.29*
Form of Performance Share Award Agreement - Section 16 Officer (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015, as filed with the Securities and Exchange Commission on October 21, 2015)

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of KPMG

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1**	Audited financial statements of Lextar Electronics Corporation as of and for the years ended December 31, 2015 and 2014.

101
The following materials from Cree, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 26, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of (Loss) Income; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements

*	Management contract or compensatory plan
**
The financial statements as of and for the years ended December 31, 2015 and 2014 of Lextar Electronics Corporation, prepared by Lextar and audited by its independent public accounting firm, are included in this Annual Report pursuant to Rule 3-09 of Regulation S-X.