Form 10-Q
period 2016-09-25
CREE INC
filed 2016-10-19
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2016
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 14, 2016, was 99,704,078.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended September 25, 2016

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 25, 2016	June 26, 2016
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$127,841	$166,154
Short-term investments	461,207	439,151
Total cash, cash equivalents and short-term investments	589,048	605,305
Accounts receivable, net	146,067	138,772
Income tax receivable	9,855	6,304
Inventories	291,533	281,671
Prepaid expenses	23,344	25,728
Other current assets	41,584	44,501
Current assets held for sale	421,094	54,426
Total current assets	1,522,525	1,156,707
Property and equipment, net	373,211	387,167
Goodwill	518,059	518,059
Intangible assets, net	252,568	259,400
Other long-term investments	39,049	40,179
Deferred income taxes	38,708	38,564
Long-term assets held for sale	—	356,735
Other assets	8,635	9,249
Total assets	$2,752,755	$2,766,060
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$114,302	$122,808
Accrued salaries and wages	36,250	40,128
Other current liabilities	41,940	45,101
Current liabilities held for sale	18,383	14,962
Total current liabilities	210,875	222,999
Long-term liabilities:
Long-term debt	187,000	160,000
Deferred income taxes	945	943
Long-term liabilities held for sale	—	1,850
Other long-term liabilities	11,676	12,444
Total long-term liabilities	199,621	175,237
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 25, 2016 and June 26, 2016; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 25, 2016 and June 26, 2016; 99,689 and 100,829 shares issued and outstanding at September 25, 2016 and June 26, 2016, respectively	124	125
Additional paid-in-capital	2,369,408	2,359,584
Accumulated other comprehensive income, net of taxes	8,437	8,728
Accumulated deficit	(35,710)	(613)
Total shareholders’ equity	2,342,259	2,367,824
Total liabilities and shareholders’ equity	$2,752,755	$2,766,060
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	September 25, 2016	September 27, 2015
	(In thousands, except per share amounts)
Revenue, net	$321,329	$381,549
Cost of revenue, net	234,988	274,357
Gross profit	86,341	107,192
Operating expenses:
Research and development	28,531	32,731
Sales, general and administrative	61,371	70,172
Amortization or impairment of acquisition-related intangibles	6,266	6,469
Loss on disposal or impairment of long-lived assets	316	9,565
Total operating expenses	96,484	118,937
Operating loss	(10,143)	(11,745)
Non-operating expense	(158)	(22,803)
Loss from continuing operations before income taxes	(10,301)	(34,548)
Income tax benefit	(7,443)	(8,812)
Loss from continuing operations	(2,858)	(25,736)
Income from discontinued operations, net of tax	3,424	1,247
Net income (loss)	$566	($24,489)
Earnings (loss) per share-basic
Continuing operations	($0.03)	($0.25)
Discontinued operations	0.03	0.01
Earnings (loss) per share-basic	$—	($0.24)

Earnings (loss) per share-diluted
Continuing operations	($0.03)	($0.25)
Discontinued operations	0.03	0.01
Earnings (loss) per share-diluted	$—	($0.24)

Weighted average shares used in per share calculation:
Basic	100,559	103,473
Diluted	100,559	103,473
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	September 25, 2016	September 27, 2015
	(In thousands)
Net income (loss)	$566	($24,489)
Other comprehensive (loss) income:
Currency translation gain (loss)	29	(359)
Net unrealized (loss) gain on available-for-sale securities, net of tax benefit (expense) of $199 and ($490), respectively	(320)	792
Other comprehensive (loss) income	(291)	433
Comprehensive income (loss)	$275	($24,056)
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 25, 2016	September 27, 2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$566	($24,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,939	41,360
Stock-based compensation	14,650	15,074
Excess tax benefit from stock-based payment arrangements	(12)	(3)
Loss on disposal or impairment of long-lived assets	325	14,573
Amortization of premium/discount on investments	1,382	1,361
Loss on equity investment	2,487	19,948
Foreign exchange loss on equity investment	(1,373)	3,036
Deferred income taxes	54	979
Changes in operating assets and liabilities:
Accounts receivable, net	(9,227)	(6,406)
Inventories	(10,808)	(8,428)
Prepaid expenses and other assets	(1,922)	(772)
Accounts payable, trade	(2,111)	(459)
Accrued salaries and wages and other liabilities	(11,852)	(8,940)
Net cash provided by operating activities	18,098	46,834
Cash flows from investing activities:
Purchases of property and equipment	(19,337)	(49,883)
Purchases of patent and licensing rights	(2,252)	(4,314)
Proceeds from sale of property and equipment	165	3
Purchases of short-term investments	(106,749)	(121,628)
Proceeds from maturities of short-term investments	77,645	137,121
Proceeds from sale of short-term investments	5,148	8,643
Purchase of acquired business, net of cash acquired	(2,775)	(12,513)
Net cash used in investing activities	(48,155)	(42,571)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	110,000	195,000
Payments on long-term debt borrowings	(83,000)	(188,000)
Net proceeds from issuance of common stock	406	2,801
Excess tax benefit from stock-based payment arrangements	12	3
Repurchases of common stock	(35,663)	(69,604)
Net cash used in financing activities	(8,245)	(59,800)
Effects of foreign exchange changes on cash and cash equivalents	(11)	(804)
Net decrease in cash and cash equivalents	(38,313)	(56,341)
Cash and cash equivalents:
Beginning of period	166,154	139,710
End of period	$127,841	$83,369
Supplemental disclosure of cash flow information:
Significant non-cash transactions:
Accrued property and equipment	$3,103	$17,672
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
The Company's LED products consist of LED components and LED chips. The Company's LED products enable its customers to develop and market LED-based products for lighting, video screens and other industrial applications.
In addition, the Company develops, manufactures and sells silicon carbide (SiC) materials, power devices and RF devices based on wide bandgap semiconductor materials such as SiC and gallium nitride (GaN). The Company's SiC materials products are sold to customers developing power and RF products as well as gemstones. These SiC materials products had previously been included within the LED Products segment. The Company's power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. The Company's RF devices are made from GaN and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide (GaAs). Collectively, the Company refers to these product lines as the Wolfspeed business. As discussed more fully below in Note 2, “Discontinued Operations,” on July 13, 2016, the Company executed a definitive agreement to sell its Wolfspeed business to Infineon Technologies AG (Infineon). As a result, the Company has classified the results of the Wolfspeed business as discontinued operations in its consolidated statements of income (loss) for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to the Company's continuing operations.
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
Cree, Inc. is a North Carolina corporation established in 1987 and is headquartered in Durham, North Carolina.
The Company's two reportable segments are:

•	Lighting Products

•	LED Products
For financial results by reportable segment, please refer to Note 14, "Reportable Segments."
Basis of Presentation
The consolidated balance sheet at September 25, 2016, the consolidated statements of income (loss) for the three months ended September 25, 2016 and September 27, 2015, the consolidated statements of comprehensive income (loss) for the three months ended September 25, 2016 and September 27, 2015, and the consolidated statements of cash flows for the three months ended September 25, 2016 and September 27, 2015 (collectively, the consolidated financial statements) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive income and cash flows at September 25, 2016, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 26, 2016 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2016 (fiscal 2016). The results of operations for the three months ended September 25, 2016 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 25, 2017 (fiscal 2017).
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.
Certain fiscal 2016 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2017 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.
Revision of Prior Period Financial Statements
During the third quarter of fiscal 2016, the Company identified errors in its previously reported financial statements in which amortization expense was understated as certain patents were being amortized over a life longer than the life of the underlying patent right.
The Company assessed the materiality of these errors on prior periods’ financial statements in accordance with the United States Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in the Accounting Standards Codification (ASC) 250, Presentation of Financial Statements, and concluded that they were not material individually or in the aggregate to any prior annual or interim periods.  However, through the second quarter of fiscal 2016 the aggregate amount of the prior period errors of $6.8 million before income taxes would have been material to the Company's interim Consolidated Statements of Income (Loss) for the third quarter of fiscal 2016.  Consequently, in accordance with ASC 250, the Company corrected these errors, and other immaterial errors, for all prior periods presented by revising the consolidated financial statements and other financial information included herein. Periods not presented herein will be revised, as applicable in future filings.
The following table summarizes the effects of the revision on the consolidated statements of income (loss) (in thousands):

	Three Months Ended September 27, 2015
	As Reported	Revision Adjustments	As Revised
Cost of revenue, net	$273,256	$1,101	$274,357
Gross profit	108,293	(1,101)	107,192
Operating loss	(10,644)	(1,101)	(11,745)
Loss from continuing operations before income taxes	(33,447)	(1,101)	(34,548)
Income tax benefit	(8,528)	(284)	(8,812)
Loss from continuing operations	(24,919)	(817)	(25,736)
Income (loss) from discontinued operations, net of tax	1,296	(49)	1,247
Net income (loss)	($23,623)	($866)	($24,489)
(Loss) earnings per share-basic
Continuing operations	($0.24)	($0.01)	($0.25)
Discontinued operations	0.01	—	0.01
(Loss) earnings per share-basic	($0.23)	($0.01)	($0.24)

(Loss) earnings per share-diluted
Continuing operations	($0.24)	($0.01)	($0.25)
Discontinued operations	0.01	—	0.01
(Loss) earnings per share-diluted	($0.23)	($0.01)	($0.24)
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
Note 2 – Discontinued Operations

On July 13, 2016, the Company executed an Asset Purchase Agreement (the APA) with Infineon. The transaction, which was approved by both the Company’s Board of Directors and Infineon’s Supervisory Board, is expected to close by the end of calendar year 2016, subject to customary closing conditions and governmental approvals.

Pursuant to the APA, the Company will sell to Infineon, and Infineon will (i) purchase from the Company (a) the assets comprising the Company’s Power and RF Products segment, including manufacturing facilities and equipment, inventory, intellectual property rights, contracts, real estate, and the outstanding equity interests of Cree Fayetteville, Inc, one of the Company’s wholly-owned subsidiaries, and (b) certain related portions of the Company’s SiC materials and gemstones business previously included within the LED Products segment and (ii) assume certain liabilities related to the Wolfspeed business. The Company will retain certain liabilities associated with the Wolfspeed business arising prior to the closing of the transaction. Infineon is expected to hire most of the Company’s approximately 564 Wolfspeed employees either at the closing of the transaction or following a transition period.

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

The Company has classified the results of the Wolfspeed business as discontinued operations in the Company’s consolidated statements of income (loss) for all periods presented. The Company ceased recording depreciation and amortization of long-lived assets of the Wolfspeed business upon classification as discontinued operations in July 2016. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets. The assets and liabilities held for sale as of September 25, 2016 are classified as current in the consolidated balance sheet as the Company expects the transaction to close within one year.

The following table presents the financial results of the Wolfspeed business as income from discontinued operations, net of income taxes in the Company's consolidated statements of income (loss) (in thousands):

	Three Months Ended
	September 25, 2016	September 27, 2015
Revenue, net	$49,902	$43,939
Cost of revenue, net	26,314	20,548
Gross profit	23,588	23,391
Total operating expenses	18,654	21,514
Income from discontinued operations before income taxes	4,934	1,877
Income tax expense	1,510	630
Income from discontinued operations, net of income taxes	$3,424	$1,247

The following table presents the assets and liabilities related to the Wolfspeed business held for sale (in thousands):

	September 25, 2016	June 26, 2016
Assets Held For Sale
Accounts receivable, net	$28,794	$26,839
Prepaid and other Current Assets	1,491	1,369
Inventories	19,005	21,871
Property and equipment, net	224,773	214,934
Intangible assets, net	44,352	43,409
Goodwill	100,769	100,769
Total Assets Held for Sale*	$419,184	$409,191

Liabilities Held for Sale
Accounts payable	$12,470	$9,477
Accrued salaries and wages	3,740	4,514
Other accrued liabilities	2,173	971
Other long term liabilities	—	1,850
Total Liabilities Held for Sale*	$18,383	$16,812
*Amounts in the June 26th, 2016 column are classified as current and long-term in the consolidated balance sheet.

The following table presents the cash flow of the Wolfspeed business (in thousands):

	Three Months Ended
	September 25, 2016	September 27, 2015
Net cash provided by discontinued operating activities	$9,138	$12,868
Net cash used in discontinued investing activities	$12,507	$53,049

Note 3 – Acquisition
On July 8, 2015, the Company closed on the acquisition of Arkansas Power Electronics International, Inc. (APEI), a global leader in power modules and power electronics applications, pursuant to a merger agreement with APEI and certain shareholders of APEI, whereby the Company acquired all of the outstanding share capital of APEI in exchange for a base purchase price of $13.8 million, subject to certain adjustments.  In addition, if certain goals are achieved over the subsequent two years, additional cash payments totaling up to $4.6 million may be made to the former APEI shareholders. Payments totaling $2.8 million were made to the former APEI shareholders in July 2016 based on achievement of the first year goals. The Company expects that the second year goals will also be achieved. In connection with this acquisition, APEI became a wholly owned subsidiary of the Company, renamed Cree Fayetteville, Inc. (Cree Fayetteville). Cree Fayetteville is not considered a significant subsidiary of the Company and its results from operations were reported as part of the Company's Power and RF Products segment prior to the classification of the Wolfspeed business as discontinued operations and is discussed more fully in Note 2, "Discontinued Operations."

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
Prior to the classification of the Wolfspeed business as discontinued operations, the identifiable intangible assets acquired as a result of the acquisition were being amortized over their respective estimated useful lives as follows (in thousands, except for years):

	Asset Amount	Estimated Life in Years
Patents	$40	20
Customer relationships	4,500	4
Developed technology	11,403	10
In-process research and development[1]	7,565	7
Non-compete agreements	231	3
Total identifiable intangible assets	$23,739
(1) In-process research and development (IPR&D) is initially classified as indefinite-lived assets and tested for impairment at least annually or when indications of potential impairment exist. The IPR&D was completed in January 2016.
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

Note 4 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	September 25, 2016	June 26, 2016
Billed trade receivables	$194,218	$188,672
Unbilled contract receivables	192	59
	194,410	188,731
Allowance for sales returns, discounts and other incentives	(42,802)	(44,543)
Allowance for bad debts	(5,541)	(5,416)
Accounts receivable, net	$146,067	$138,772
Inventories
The following table summarizes the components of inventories (in thousands):

	September 25, 2016	June 26, 2016
Raw material	$74,159	$79,957
Work-in-progress	87,552	84,459
Finished goods	129,822	117,255
Inventories	$291,533	$281,671
Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	September 25, 2016	June 26, 2016
Accrued taxes	$11,887	$12,023
Accrued professional fees	6,411	7,959
Accrued warranty	18,495	20,102
Accrued other	5,147	5,017
Other current liabilities	$41,940	$45,101
Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	September 25, 2016	June 26, 2016
Currency translation gain	$4,653	$4,624
Net unrealized gain on available-for-sale securities	3,784	4,104
Accumulated other comprehensive income, net of taxes	$8,437	$8,728

Non-Operating Expense, net
The following table summarizes the components of non-operating expense, net (in thousands):

	Three Months Ended
	September 25, 2016	September 27, 2015
Foreign currency gain (loss), net	$1,361	($4,294)
Gain on sale of investments, net	12	2
Loss on equity investment	(2,487)	(19,948)
Interest income, net	887	1,297
Other, net	69	140
Non-operating expense, net	($158)	($22,803)
Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified Out of Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income (Loss)
	Three Months Ended
	September 25, 2016	September 27, 2015
Net unrealized gain on available-for-sale securities, net of taxes	$12	$2	Non-operating expense
	12	2	Loss from continuing operations before income taxes
	9	1	Income tax benefit
	$3	$1	Loss from continuing operations
Note 5 – Investments
Investments consist of municipal bonds, corporate bonds, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar Electronics Corporation.

The following tables summarize short-term investments (in thousands):

	September 25, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$183,585	$2,775	($50)	$186,310
Corporate bonds	165,897	3,347	(43)	169,201
Non-U.S. certificates of deposit	93,103	—	—	93,103
U.S. certificates of deposit	8,791	—	—	8,791
Commercial paper	$3,802	$—	$—	3,802
Total short-term investments	$455,178	$6,122	($93)	$461,207

	June 26, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$186,893	$3,562	($15)	$190,440
Corporate bonds	165,766	3,074	(73)	168,767
Non-U.S. certificates of deposit	73,127	—	—	73,127
U.S. certificates of deposit	3,500	—	—	3,500
Commercial paper	3,317	—	—	3,317
Total short-term investments	$432,603	$6,636	($88)	$439,151
The following tables present the gross unrealized losses and estimated fair value of the Company's short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	September 25, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$17,003	($41)	$1,620	($9)	$18,623	($50)
Corporate bonds	12,632	(30)	2,487	(13)	15,119	(43)
Total	$29,635	($71)	$4,107	($22)	$33,742	($93)
Number of securities with an unrealized loss		30		3		33

	June 26, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$2,936	($9)	$3,535	($6)	$6,471	($15)
Corporate bonds	27,578	(73)	—	—	27,578	(73)
Total	$30,514	($82)	$3,535	($6)	$34,049	($88)
Number of securities with an unrealized loss		22		3		25
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses from the sale of investments are included in Non-operating expense in the consolidated statements of income (loss) and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.

The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its securities to be impaired as of September 25, 2016 and June 26, 2016.
The contractual maturities of short-term investments as of September 25, 2016 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$43,513	$110,598	$32,199	$—	$186,310
Corporate bonds	22,617	108,207	38,377	—	169,201
Non-U.S. certificates of deposit	93,103	—	—	—	93,103
U.S. certificates of deposit	5,791	3,000	—	—	8,791
Commercial paper	$3,802	$—	$—	$—	3,802
Total short-term investments	$168,826	$221,805	$70,576	$—	$461,207
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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of September 25, 2016, financial assets utilizing Level 1 inputs included money market funds, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service's consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of September 25, 2016. There were no transfers between Level 1 and Level 2 during the three months ended September 25, 2016.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	September 25, 2016				June 26, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. agency securities	$—	$—	$—	$—	$—	$—	$—	$—
Non-U.S. certificates of deposit	—	137	—	137	—	137	—	137
Money market funds	1,360	—	—	1,360	576	—	—	576
Total cash equivalents	1,360	137	—	1,497	576	137	—	713
Short-term investments:
Municipal bonds	—	186,310	—	186,310	—	190,440	—	190,440
Corporate bonds	—	169,201	—	169,201	—	168,767	—	168,767
U.S. certificates of deposit	—	8,791	—	8,791	—	3,500	—	3,500
Commercial paper	—	3,802	—	3,802	—	3,317	—	3,317
Non-U.S. certificates of deposit	—	93,103	—	93,103	—	73,127	—	73,127
Total short-term investments	—	461,207	—	461,207	—	439,151	—	439,151
Other long-term investments:
Common stock of non-U.S. corporations	—	39,049	—	39,049	—	40,179	—	40,179
Total other long-term investments	—	39,049	—	39,049	—	40,179	—	40,179
Total assets	$1,360	$500,393	$—	$501,753	$576	$479,467	$—	$480,043
Note 7– Intangible Assets
Intangible Assets, net
The following table presents the components of intangible assets, net (in thousands):

	September 25, 2016			June 26, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$136,920	($78,591)	$58,329	$136,920	($77,313)	$59,607
Developed technology	162,760	(114,864)	47,896	162,760	(110,204)	52,556
Non-compete agreements	10,244	(10,244)	—	10,244	(9,917)	327
Trade names, finite-lived	520	(520)	—	520	(520)	—
Patent and licensing rights	106,273	(39,610)	66,663	105,035	(37,805)	67,230
Total intangible assets with finite lives	416,717	(243,829)	172,888	415,479	(235,759)	179,720
Trade names, indefinite-lived	79,680	—	79,680	79,680	—	79,680
Total intangible assets	$496,397	($243,829)	$252,568	$495,159	($235,759)	$259,400
For the three months ended September 25, 2016, total amortization of finite-lived intangible assets was $9.4 million. For the three months ended September 27, 2015, total amortization of finite-lived intangible assets was $9.2 million.

Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 25, 2017 (remainder of fiscal 2017)	$24,096
June 24, 2018	31,319
June 30, 2019	18,683
June 28, 2020	14,680
June 27, 2021	13,430
Thereafter	70,680
Total future amortization expense	$172,888

Note 8 – Long-term Debt
As of September 25, 2016, the Company had a $500 million secured revolving line of credit under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2020.
The Company classifies balances outstanding under its line of credit as long-term debt in the consolidated balance sheets. At September 25, 2016, the Company had $187 million outstanding under the line of credit and $313 million available for borrowing. For the three months ended September 25, 2016, the average interest rate was 1.41%. For the three months ended September 25, 2016 the average commitment fee percentage was 0.09%. The Company was in compliance with all covenants in the line of credit at September 25, 2016.
Note 9 – Shareholders’ Equity
As of September 25, 2016, pursuant to an approval by the Board of Directors, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $300 million for all purchases from August 24, 2016 through the expiration of the program on June 25, 2017. During the three months ended September 25, 2016, the Company repurchased 1.5 million shares of common stock for $35.7 million under the stock repurchase program.
Note 10– Earnings (Loss) Per Share
The following table presents the computation of basic earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	September 25, 2016	September 27, 2015
Loss from continuing operations	($2,858)	($25,736)
Income from discontinued operations, net of tax	3,424	1,247
Net income (loss)	$566	($24,489)
Weighted average common shares	100,559	103,473
Basic loss per share from continuing operations	($0.03)	($0.25)
Basic earnings per share from discontinued operations	0.03	0.01
Earnings (loss) per share-basic	$—	($0.24)

The following computation reconciles the differences between the basic and diluted earnings (loss) per share presentations (in thousands, except per share amounts):

	Three Months Ended
	September 25, 2016	September 27, 2015
Loss from continuing operations	($2,858)	($25,736)
Income from discontinued operations, net of tax	3,424	1,247
Net income (loss)	$566	($24,489)
Weighted average common shares - basic	100,559	103,473
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	—	—
Weighted average common shares - diluted	100,559	103,473
Diluted earnings (loss) per share from continuing operations	($0.03)	($0.25)
Diluted earnings (loss) per share from discontinued operations	0.03	0.01
Earnings (loss) per share-diluted	$—	($0.24)
Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three months ended September 25, 2016, there were 11.4 million of potential common shares not included in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive. For the three months ended September 27, 2015, there were 7.7 million of potential common shares not included in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive.
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

Stock Option Awards
The following table summarizes stock option awards outstanding as of September 25, 2016 and changes during the three months then ended (numbers of shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 26, 2016	11,247	$40.42
Granted	1,651	$24.42
Exercised	(16)	$25.90
Forfeited or expired	(666)	$37.53
Outstanding at September 25, 2016	12,216	$38.43
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of September 25, 2016, and changes during the three months then ended is as follows (numbers of awards and units in thousands):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 26, 2016	1,631	$31.66
Granted	1,091	$24.40
Vested	(536)	$34.38
Forfeited	(18)	$27.43
Nonvested at September 25, 2016	2,168	$27.37
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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	September 25, 2016	September 27, 2015
Income Statement Classification:
Cost of revenue, net	$2,779	$2,622
Research and development	2,606	2,631
Sales, general and administrative	7,635	7,712
Income from discontinued operations, net of tax	1,630	2,109
Total stock-based compensation expense	$14,650	$15,074
Note 12 – Income Taxes
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
As of June 26, 2016, the Company's liability for unrecognized tax benefits was $17.7 million. During the three months ended September 25, 2016, the Company did not record any material movement in its unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of September 25, 2016 was $17.7 million. If any portion of this $17.7 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $4.3 million of gross unrecognized tax benefits will change in the next 12 months as a result of audit closures and statute requirements.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2013. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2012. For foreign purposes, the Company is generally no longer subject to tax examinations for tax periods 2006 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture. The Company is currently under audit by the Italian Revenue Agency for the fiscal year ended June 30, 2013.
During the fourth quarter of fiscal 2016, the Company concluded it is likely that sufficient future taxable income needed to fully utilize net operating loss carryovers in Luxembourg will not be generated due to additional losses on the Company’s equity investment held there. The Company recorded a $9.5 million valuation allowance against the related deferred tax asset, representing the $32.4 million net operating loss carryover net of tax. During the three months ended September 25, 2016, the Company recorded an additional $0.3 million valuation allowance against the loss carryover deferred tax asset as a result of the $1.1 million year-to-date loss on the equity investment held in Luxembourg.

Note 13 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 26, 2016	$21,426
Warranties accrued in current period	5,520
Recall costs accrued in current period	—
Expenditures	(7,093)
Balance at September 25, 2016	$19,853
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The Company accrues estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. The warranty reserves, which are primarily related to Lighting Products, are evaluated quarterly based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of September 25, 2016, $1.4 million of the Company's product warranty liabilities were classified as long-term.
The Company has voluntarily recalled its linear LED T8 replacement lamps due to the hazard of overheating and melting. The Company expects the majority of the costs of the recall to be recoverable from insurance proceeds resulting in an immaterial impact to the Company’s financial results.
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
Note 14 – Reportable Segments

The Company's operating and reportable segments are:

•	Lighting Products

•	LED Products

As discussed more fully in Note 2, “Discontinued Operations,” on July 13, 2016, the Company executed a definitive agreement to sell the Wolfspeed business to Infineon. As a result, the Company has classified the results of the Wolfspeed business as discontinued operations in its consolidated statements of income (loss) for all periods presented. For comparative purposes, the prior segment results have been revised to conform to the current segment presentation.
Reportable Segments Description
The Company's Lighting Products segment primarily consists of LED lighting systems and bulbs. The Company's LED Products segment includes LED chips and LED components.
Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three months ended September 25, 2016 and September 27, 2015. The Company's CODM is the Chief Executive Officer. The Company used the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
The Company's CODM does not review inter-segment transactions when evaluating segment performance and allocating resources to each segment, and inter-segment transactions are not included in the segment revenue presented in the table below. As such, total segment revenue in the table below is equal to the Company's consolidated revenue.
The Company's CODM reviews gross profit as the lowest and only level of segment profit. As such, all items below gross profit in the consolidated statements of income (loss) must be included to reconcile the consolidated gross profit presented in the table below to the Company's consolidated loss from continuing operations before income taxes.
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
Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended
	September 25, 2016	September 27, 2015
Revenue:
Lighting Products revenue	$183,836	$248,031
LED Products revenue	137,493	133,518
Total revenue	$321,329	$381,549

Gross Profit and Gross Margin:
Lighting Products gross profit	$49,290	$69,081
Lighting Products gross margin	26.8%	27.9%
LED Products gross profit	41,770	41,869
LED Products gross margin	30.4%	31.4%
Total segment gross profit	91,060	110,950
Unallocated costs	(4,719)	(3,758)
Consolidated gross profit	$86,341	$107,192
Consolidated gross margin	26.9%	28.1%

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
Inventories for each of the Company's segments were as follows (in thousands):

	September 25, 2016	June 26, 2016
Lighting Products	$183,529	$172,261
LED Products	103,540	104,544
Total segment inventories	287,069	276,805
Unallocated inventories	4,464	4,866
Consolidated inventories	$291,533	$281,671

Note 15 - Costs Associated with LED Business Restructuring
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
The Company incurred a total of $102.4 million, of which $4.9 million related to discontinued operations, pursuant to this restructuring plan. See Note 18, "Costs Associated with LED Business Restructuring" in Part II, Item 8 of the Company's Form 10K for the fiscal year ended June 26, 2016 for additional information. The following table summarizes the actual charges incurred for the three months ended September 27, 2015 (in thousands):

Capacity and Overhead Cost Reductions	Amounts incurred for the three months ended September 27, 2015	Affected Line Item in the Consolidated Statements of Income (Loss)
Loss on disposal or impairment of long-lived assets	$9,005	Loss on disposal or impairment of long-lived assets
Loss on disposal or impairment of long-lived assets	4,873	Income from discontinued operations, net of tax
Severance expense	300	Sales, general and administrative expenses
Lease termination and facility consolidation costs	1,735	Sales, general and administrative expenses
Total restructuring charges	$15,913

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
Executive Summary
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 26, 2016. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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
Our LED products consist of LED components and LED chips. Our LED products enable our customers to develop and market LED-based products for lighting, video screens and other industrial applications.
In addition, we develop, manufacture and sell silicon carbide (SiC) materials, power devices and RF devices based on wide bandgap semiconductor materials such as SiC and gallium nitride (GaN). Our SiC materials products are sold to customers developing power and RF products as well as gemstones. These SiC materials products had previously been included within our LED Products segment. Our power products are made from SiC and provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Our RF devices are made from GaN and provide improved efficiency, bandwidth and frequency of operation as compared to silicon or gallium arsenide (GaAs). Collectively, we refer to these product lines as the Wolfspeed business. As discussed more fully in Note 2, “Discontinued Operations,” in our consolidated financial statements included in Item 1 of this quarterly report, on July 13, 2016, we executed a definitive agreement to sell the Wolfspeed business to Infineon Technologies AG (Infineon). As a result, we have classified the results of the Wolfspeed business as discontinued operations in our consolidated statements of income (loss) for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets. Unless otherwise noted, discussion within this Management's Discussion and Analysis relates to our continuing operations.
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
Reportable Segments
Our two reportable segments are:

•	Lighting Products

•	LED Products
For further information about our reportable segments, please refer to Note 14, "Reportable Segments," in our consolidated financial statements included in Item 1 of this Quarterly Report.
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

•
Lighting Sales Channel Development. Commercial lighting is usually sold through lighting agents and distributors in the North American lighting market. The lighting agents typically have exclusive sales rights for a defined territory and are typically aligned with one large lighting company for a large percentage of their product sales. The size, qu ality and capability of the lighting agent has a significant effect on winning new projects and sales in a given geographic market. While these agents or distributors can sell other lighting products, the large traditional lighting companies have taken steps to prevent their channel partners from selling competing product lines. We are constantly working to improve the capabilities of our existing channel partners as well as develop new partners to improve our sales effectiveness in each geographic market.

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

Overview of the Three Months Ended September 25, 2016
The following is a summary of our financial results for the three months ended September 25, 2016:

•	Revenue decreased to $321 million for the three months ended September 25, 2016 from $382 million for the three months ended September 27, 2015.

•
Gross profit decreased to $86 million for the three months ended September 25, 2016 from $107 million for the three months ended September 27, 2015. Gross margin declined to 27% for the three months ended September 25, 2016 from 28% for the three months ended September 27, 2015.

•
Operating loss was $10 million for the three months ended September 25, 2016 compared to operating loss of $12 million for the three months ended September 27, 2015. Net loss per diluted share was $0.00 for the three months ended September 25, 2016 compared to net loss per diluted share of $0.24 for the three months ended September 27, 2015.

•
Cash, cash equivalents and short-term investments were consistent at $0.6 billion at September 25, 2016 and June 26, 2016. Cash provided by operating activities was $18 million for the three months ended September 25, 2016 compared to $47 million for the three months ended September 27, 2015.

•	Inventories increased to $292 million at September 25, 2016 compared to $282 million at June 26, 2016.

•	Purchases of property and equipment were $19 million for the three months ended September 25, 2016 compared to $50 million for the three months ended September 27, 2015.
Business Outlook
We announced Cree 3.0 during fiscal 2016 and updated our strategy to become a more focused LED lighting technology company. As part of this strategy, we outlined a plan to separate the Wolfspeed business through an initial public offering (IPO). The decision to sell the Wolfspeed business to Infineon, instead of continuing down the IPO path, speeds our transition to an LED lighting company while providing significant resources to accelerate our growth. Divesting the Wolfspeed business is expected to reduce short-term profits, but at the same time increase free cash flow. We believe this transaction will increase management focus on the core growth business and provide capital to support our mission to build a more valuable company.
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

Results of Operations
The following table sets forth certain consolidated statement of income (loss) data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended
	September 25, 2016		September 27, 2015
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$321,329	100%	$381,549	100%
Cost of revenue, net	234,988	73%	274,357	72%
Gross profit	86,341	27%	107,192	28%
Research and development	28,531	9%	32,731	9%
Sales, general and administrative	61,371	19%	70,172	18%
Amortization or impairment of acquisition-related intangibles	6,266	2%	6,469	2%
Loss on disposal or impairment of long-lived assets	316	—%	9,565	3%
Operating loss	(10,143)	(3)%	(11,745)	(3)%
Non-operating expense	(158)	—%	(22,803)	(6)%
Loss from continuing operations before income taxes	(10,301)	(3)%	(34,548)	(9)%
Income tax benefit	(7,443)	(2)%	(8,812)	(2)%
Loss from continuing operations	($2,858)	(1)%	($25,736)	(7)%
Income from discontinued operations, net of tax	3,424	1%	1,247	—%
Net income (loss)	$566	—%	($24,489)	(6)%

Earnings (loss) per share-basic
Continuing operations	($0.03)		($0.25)
Discontinued operations	0.03		0.01
Earnings (loss) per share-basic	$—		($0.24)

Earnings (loss) per share-diluted
Continuing operations	($0.03)		($0.25)
Discontinued operations	0.03		0.01
Earnings (loss) per share-diluted	$—		($0.24)
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

We incurred a total of $102.4 million, of which $4.9 million related to discontinued operations, pursuant to this restructuring plan. The following table summarizes the actual charges incurred for the three months ended September 27, 2015 (in thousands):

Capacity and Overhead Cost Reductions	Amounts incurred for the three months ended September 27, 2015	Affected Line Item in the Consolidated Statements of Income (Loss)
Loss on disposal or impairment of long-lived assets	$9,005	Loss on disposal or impairment of long-lived assets
Loss on disposal or impairment of long-lived assets	4,873	Income from discontinued operations, net of tax
Severance expense	300	Sales, general and administrative expenses
Lease termination and facility consolidation costs	1,735	Sales, general and administrative expenses
Total restructuring charges	$15,913
Revenue

Revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended
	September 25, 2016	September 27, 2015	Change
Lighting Products revenue	$183,836	$248,031	($64,195)	(26)%
Percent of revenue	57%	65%
LED Products revenue	137,493	133,518	3,975	3%
Percent of revenue	43%	35%
Total revenue	$321,329	$381,549	($60,220)	(16)%
Our consolidated revenue decreased 16% to $321.3 million for the three months ended September 25, 2016 from $381.5 million for the three months ended September 27, 2015. This decrease was driven by the 26% decrease in Lighting Products revenue partially offset by the 3% increase in LED Products revenue.
Lighting Products Segment Revenue
Lighting Products revenue represented approximately 57% and 65% of our total revenue for the three months ended September 25, 2016 and September 27, 2015, respectively.
Lighting Products revenue decreased 26% to $183.8 million for the three months ended September 25, 2016 from $248.0 million for the three months ended September 27, 2015. The decrease in revenue for the three months ended September 25, 2016 compared to the three months ended September 27, 2015 was due to a 1% decrease in the number of units sold and a 25% decrease in Average Selling Price (ASP). The decrease in units sold was the result of lower commercial lighting fixture sales, partially offset by an increase in consumer bulb sales due to the launch of a new bulb product portfolio. The decrease in ASP was due to the higher mix of consumer bulb sales, which have lower sale prices year over year.
LED Products Segment Revenue
LED Products revenue represented 43% and 35% of our total revenue for the three months ended September 25, 2016 and September 27, 2015, respectively.
LED Products revenue increased 3% to $137.5 million for the three months ended September 25, 2016 from $133.5 million for the three months ended September 27, 2015. The increase in revenue for the three months ended September 25, 2016 compared to the three months ended September 27, 2015 was due to a 9% increase in ASP, partially offset by a 2% decrease in the number of units sold. The increase in ASP was primarily due to a more favorable mix of LED products.

Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Three Months Ended
	September 25, 2016	September 27, 2015	Change
Lighting Products gross profit	$49,290	$69,081	($19,791)	(29)%
Lighting Products gross margin	26.8%	27.9%
LED Products gross profit	41,770	41,869	(99)	—%
LED Products gross margin	30.4%	31.4%
Unallocated costs	(4,719)	(3,758)	(961)	26%
Consolidated gross profit	$86,341	$107,192	($20,851)	(19)%
Consolidated gross margin	26.9%	28.1%
Our consolidated gross profit decreased 19% to $86.3 million for the three months ended September 25, 2016 from $107.2 million for the three months ended September 27, 2015. Our consolidated gross margin decreased to 26.9% for the three months ended September 25, 2016 from 28.1% for the three months ended September 27, 2015.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit decreased 29% to $49.3 million for the three months ended September 25, 2016 from $69.1 million for the three months ended September 27, 2015. Lighting Products gross margin decreased to 26.8% for the three months ended September 25, 2016 from 27.9% for the three months ended September 27, 2015. Lighting products gross profit decreased for the three months ended September 25, 2016 due primarily to lower commercial lighting fixture sales. Lighting products gross margin decreased for the three months ended September 25, 2016 due primarily to the higher mix of consumer bulb sales which have lower margins.
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit decreased slightly to $41.8 million for the three months ended September 25, 2016 from $41.9 million for the three months ended September 27, 2015. LED Products gross margin decreased to 30.4% for the three months ended September 25, 2016 from 31.4% for the three months ended September 27, 2015, due to license revenue associated with new patent license agreements in the three months ended September 27, 2015.
Unallocated Costs
Unallocated costs were $4.7 million and $3.8 million for the three months ended September 25, 2016 and September 27, 2015, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our Chief Operating Decision Maker does not review them regularly when evaluating segment performance and allocating resources. The increase for the three months ended September 25, 2016 as compared to the three months ended September 27, 2015 was primarily attributable to higher incentive and stock-based compensation.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following table sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended
	September 25, 2016	September 27, 2015	Change
Research and development	$28,531	$32,731	($4,200)	(13)%
Percent of revenue	9%	9%

Research and development expenses for the three months ended September 25, 2016 decreased 13% to $28.5 million from $32.7 million for the three months ended September 27, 2015. These decreases were primarily due to cost management and the nature of current research and development projects. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities.
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

	Three Months Ended
	September 25, 2016	September 27, 2015	Change
Sales, general and administrative	$61,371	$70,172	($8,801)	(13)%
Percent of revenue	19%	18%
Sales, general and administrative expenses for the three months ended September 25, 2016 decreased 13% to $61.4 million from $70.2 million for the three months ended September 27, 2015. The decrease for the three months ended September 25, 2016 compared to the three months ended September 27, 2015 was primarily due to lower brand spending, lower variable sales expenses due to lower lighting revenue and a decrease in litigation spending.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names. Amortization of intangible assets related to our acquisitions was as follows (in thousands, except percentages):

	Three Months Ended
	September 25, 2016	September 27, 2015	Change
Customer relationships	$1,279	$1,318	($39)	(3)%
Developed technology	4,660	4,660	—	—%
Non-compete agreements	327	491	(164)	(33)%
Total amortization	$6,266	$6,469	($203)	(3)%
Amortization of acquisition-related intangibles was $6.3 million for the three months ended September 25, 2016 compared to the $6.5 million for the three months ended September 27, 2015.
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

The following table sets forth our (gain) loss on disposal or impairment of long-lived assets (in thousands, except percentages):

	Three Months Ended
	September 25, 2016	September 27, 2015	Change
Loss on disposal or impairment of long-lived assets	$316	$9,565	($9,249)	(97)%
We recognized a net loss of $0.3 million and a net loss of $9.6 million on the disposal of long-lived assets for the three months ended September 25, 2016 and September 27, 2015, respectively. The decrease in net loss for the three months ended September 25, 2016 as compared to the three months ended September 27, 2015 was primarily due to the planned sale or abandonment of certain long-lived assets to reduce excess manufacturing capacity pursuant to our restructuring plan discussed above. The restructuring activity ended in the second quarter of fiscal 2016.
Non-Operating Expense, net
The following table sets forth our non-operating expense, net (in thousands, except percentages):

	Three Months Ended
	September 25, 2016	September 27, 2015	Change
Gain on sale of investments, net	$12	$2	$10	500%
Loss on equity investment	(2,487)	(19,948)	17,461	(88)%
Foreign currency gain (loss), net	1,361	(4,294)	5,655	(132)%
Interest income, net	887	1,297	(410)	(32)%
Other, net	69	140	(71)	(51)%
Non-operating expense, net	($158)	($22,803)	$22,645	(99)%
Gain on sale of investments, net. Gain on sale of investments, net was $12 thousand for the three months ended September 25, 2016 compared to $2 thousand for the three months ended September 27, 2015.
Loss on equity investment. Loss on our equity investment in Lextar Electronics Corporation (Lextar), which we account for utilizing the fair value option, was $2.5 million for the three months ended September 25, 2016 compared to a loss on equity investment of $19.9 million for the three months ended September 27, 2015. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price declined from 15.70 New Taiwanese Dollars (TWD) at June 26, 2016 to 14.75 TWD at September 25, 2016. This volatile stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. Any future stock price changes will be recorded as further gains or losses on equity investment based on the increase or decrease, respectively, in the fair value of the investment during the applicable fiscal period. Further losses could have a material adverse effect on our results of operations.
Foreign currency gain (loss), net. Foreign currency gain (loss), net consisted primarily of remeasurement adjustments resulting from our investment in Lextar and consolidating our international subsidiaries. The foreign currency gain for the three months ended September 25, 2016 was primarily due to favorable fluctuation in the exchange rate between the TWD and the United States Dollar related to our Lextar investment. The foreign currency loss for the three months ended September 27, 2015 was primarily due to the unfavorable fluctuation in the exchange rate between the TWD and the United States Dollar related to our investment in Lextar.
Interest income, net. Interest income, net was $0.9 million for the three months ended September 25, 2016 compared to $1.3 million for the three months ended September 27, 2015. The decrease in interest income, net for the three months ended September 25, 2016 was primarily due to lower invested balances and higher interest expense due to higher borrowings associated with our line of credit as compared to the three months ended September 27, 2015.
Other, net. Other, net was $0.1 million for both the three months ended September 25, 2016 and the three months ended September 27, 2015.

Income Tax Benefit
The following table sets forth our income tax benefit in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended
	September 25, 2016	September 27, 2015	Change
Income tax benefit	($7,443)	($8,812)	$1,369	(16)%
Effective tax rate	72.3%	25.5%

The variation between our effective income tax rate and the U.S. statutory rate of 35% is due to the impact of our pre-tax income or loss relative to favorable tax rate impacts associated predominantly with our: (i) projected income for the full year derived from international locations with lower tax rates than the U.S. and (ii) projected tax credits generated. Tax credits and other deductions have the impact of increasing the tax rate above the statutory rate of 35% in periods in which we report pre-tax losses as they provide a benefit recoverable in future periods.
We recognized an income tax benefit of $7.4 million for an effective tax rate of 72.3% for the three months ended September 25, 2016 as compared to income tax benefit of $8.8 million for an effective tax rate of 25.5% for the three months ended September 27, 2015. The increase in our effective tax rate for the three months ended September 25, 2016 was primarily due to the increased impact of tax credits and other deductions due to the smaller pre-tax loss.
Discontinued Operations

As discussed above, we have classified the results of the Wolfspeed business as discontinued operations in our consolidated statements of income (loss) for all periods presented. We ceased recording depreciation and amortization of long-lived assets of the Wolfspeed business upon classification as discontinued operations in July 2016.

Income from discontinued operations, net of tax, was $3.4 million for the three months ended September 25, 2016 compared to $1.2 million for the three months ended September 27, 2015. The increase for the three months ended September 25, 2016 was primarily due to the prior year impairment of certain long-lived assets pursuant to our restructuring plan discussed above, partially offset by costs incurred in the current year in conjunction with the sale transaction to Infineon.
Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities, cash generated from operations and availability under our line of credit. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have a $500 million line of credit as discussed in Note 8, “Long-term Debt,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The purpose of this facility is to provide short term flexibility to optimize returns on our cash and investment portfolio while funding share repurchases, capital expenditures and other general business needs.
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
From time to time, we evaluate strategic opportunities, including potential acquisitions, divestitures or investments in complementary businesses, and we anticipate continuing to make such evaluations. We may also access capital markets through the issuance of debt or additional shares of common stock in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities. As discussed more fully above in “Business Outlook” and in Note 2, “Discontinued Operations,” in our consolidated financial statements in Part I, Item 1 of this Quarterly Report, on July 13, 2016, we executed a definitive agreement to sell the Wolfspeed business to Infineon. We anticipate using the proceeds from this transaction, combined with our expected improved free cash flow following the closing of the transaction, to fund potential acquisitions as well as to support additional share repurchases.
Liquidity
Our liquidity and capital resources primarily depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.
The following table presents the components of our cash conversion cycle:

	Three Months Ended
	September 25, 2016	June 26, 2016	Change
Days of sales outstanding(a)	41	37	4
Days of supply in inventory(b)	112	101	11
Days in accounts payable(c)	(44)	(44)	—
Cash conversion cycle	109	94	15

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

The increase in the cash conversion cycle was primarily driven by an increase in days of supply in inventory and an increase in days of sales outstanding during the three months ended September 25, 2016.
As of September 25, 2016, we had unrealized losses on our investments of $0.1 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at September 25, 2016 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of September 25, 2016.

Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Three Months Ended
	September 25, 2016	September 27, 2015	Change
Net cash provided by operating activities	$18,098	$46,834	($28,736)	(61)%
Net cash used in investing activities	(48,155)	(42,571)	(5,584)	13%
Net cash used in financing activities	(8,245)	(59,800)	51,555	(86)%
Effects of foreign exchange changes on cash and cash equivalents	(11)	(804)	793	(99)%
Net decrease in cash and cash equivalents	($38,313)	($56,341)	$18,028
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities decreased to $18.1 million for the three months ended September 25, 2016 from $46.8 million for the three months ended September 27, 2015. This decrease was primarily due to changes in working capital.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash used in investing activities was $48.2 million for the three months ended September 25, 2016 and net cash used in investing activities was $42.6 million for the three months ended September 27, 2015. Net purchases of short-term investments increased $48.1 million for the three months ended September 25, 2016 compared to the three months ended September 27, 2015. This was partially offset by a $32.6 million decrease in our capital spending for the three months ended September 25, 2016 compared to the three months ended September 27, 2015. The three months ended September 25, 2016 included $2.8 million in net spend relative to the Arkansas Power Electronics International, Inc. (APEI) acquisition while the three months ended September 27, 2015 included $12.5 million.
For fiscal 2017, we target approximately $120.0 million of capital investment, which is primarily related to infrastructure projects to support our longer term growth and strategic priorities.
Cash Flows from Financing Activities
Net cash used in financing activities was $8.2 million for the three months ended September 25, 2016 compared to $59.8 million for the three months ended September 27, 2015. For the three months ended September 25, 2016, our financing activities primarily consisted of the repurchase of common stock worth approximately $35.7 million, partially offset by net borrowing on our line of credit of $27.0 million, and proceeds of $0.4 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises. For the three months ended September 27, 2015, our financing activities primarily consisted of the repurchase of common stock worth approximately $69.6 million, partially offset by net borrowings on our line of credit of $7.0 million, and proceeds of $2.8 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 25, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 26, 2016, in the section entitled “Contractual Obligations” for the future minimum lease payments due under our operating leases as of June 26, 2016. There have been no significant changes to the contractual obligations discussed therein.

Critical Accounting Policies and Estimates
For information about our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2016.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 26, 2016. There have been no material changes to the amounts presented therein.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 13, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 26, 2016. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
Our operating results are substantially dependent on the acceptance of new products.
Our future success may depend on our ability to deliver new, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products which impacted our results for our fiscal 2016 third quarter and beyond. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

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
If any of these or other similar factors becomes problematic, we may not be able to deliver and introduce new products in a timely or cost-effective manner.
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

•
manage an increasingly complex supply chain that has the ability to supply an increasing number of raw materials, subsystems and finished products with the required specifications and quality, and deliver on time to our manufacturing facilities, our third party manufacturing facilities, or our logistics operations;

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
While we intend to focus on managing our costs and expenses, over the long term we expect to invest to support our growth and may have additional unexpected costs. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. In addition to our own manufacturing capacity, we are increasingly utilizing contract manufacturers and original design manufacturers (ODMs) to produce our products for us. There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers or ODMs, or moving production to different contract manufacturers or ODMs, that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control.
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
On July 13, 2016, we executed an Asset Purchase Agreement (the APA) with Infineon to sell the Wolfspeed business. We are subject to a number of risks associated with this transaction, including risks associated with:

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

•
fluctuations in our market value, including the depreciation in our market value if the transaction is not completed or the failure of the transaction, even if completed, to increase our market value; and

•	failure to realize the full purchase price anticipated under the APA.
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
Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, any economic and political uncertainty caused by the United Kingdom’s impending exit from the European Union may negatively impact demand for our products.
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
Our revenue in our LED Products segment and the Wolfspeed business depends on getting our products designed into a larger number of our customers’ products and in turn, our customers’ ability to produce, market and sell their products. For example, we have current and prospective customers that create, or plan to create, lighting systems using our LED components. Even if our customers are able to develop and produce LED lighting products or products that incorporate our power and RF products, there can be no assurance that our customers will be successful in marketing and selling these products in the marketplace.
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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar Electronics Corporation (Lextar), a public company in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our

Lextar investment declined from the date of our investment in December 2014 through the end of the first quarter of fiscal 2017 with variability between quarters, and may continue to decline in the future. As required by Rule 3-09 of Regulation S-X, we filed Lextar’s financial statements, prepared by Lextar and audited by its independent public accounting firm, as of and for the years ended December 31, 2015 and 2014 as an exhibit to our Annual Report on Form 10-K for the fiscal year ended June 26, 2016.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $22.12 to a high of $32.44 during the 12 months ended September 25, 2016. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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

There were no unregistered securities sold during the first quarter of fiscal 2017.

Stock Repurchase Program

The following table summarizes stock repurchase activity for the first quarter of fiscal 2017 (in thousands, except price per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[1]
Shares repurchased under our Stock Repurchase Program
June 27, 2016 to July 24, 2016	—	$—	—	$300,000
July 25, 2016 to August 21, 2016	—	$—	—	$300,000
August 22, 2016 to September 25, 2016	1,471	$24.27	1,471	$264,301
Total	1,471	$24.27

(1)
On August 24, 2016, our Board of Directors approved the extension of our stock repurchase program through June 25, 2017. Pursuant to the program, we are authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $300 million for all purchases from August 24, 2016 through the expiration of the program on June 25, 2017.

Since the inception of our stock repurchase program in January 2001 through September 25, 2016, we have repurchased 35.7 million shares of our common stock at an average price of $29.13 per share with an aggregate value of $1.0 billion. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of July 13, 2016, by and among Infineon Technologies AG, Cree, Inc., and Cree Sweden AB (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K/A, dated July 13, 2016, filed with the Securities and Exchange Commission on July 18, 2016)

10.1
Change in Control Agreement for Section 16 Officers other than the Chief Executive Officer, dated July 13, 2016, by and between Cree, Inc. and Franco Plastina (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated July 13, 2016, filed with the Securities and Exchange Commission on July 18, 2016)

10.2
Credit Agreement Consent, dated as of July 13, 2016, by and between Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of the Company, as guarantor, and the other lenders party to the Credit Agreement

10.3
Notice of Grant to Charles M. Swoboda, dated August 23, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 23, 2016, filed with the Securities and Exchange Commission on August 25, 2016)

10.4
Notice of Grant to Michael E. McDevitt, dated August 23, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 23, 2016, filed with the Securities and Exchange Commission on August 25, 2016)

10.5
Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated August 23, 2016, filed with the Securities and Exchange Commission on August 25, 2016)

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
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income (Loss); (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

October 19, 2016

/s/ MICHAEL E. MCDEVITT
Michael E. McDevitt
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of July 13, 2016, by and among Infineon Technologies AG, Cree, Inc., and Cree Sweden AB (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K/A, dated July 13, 2016, filed with the Securities and Exchange Commission on July 18, 2016)

10.1
Change in Control Agreement for Section 16 Officers other than the Chief Executive Officer, dated July 13, 2016, by and between Cree, Inc. and Franco Plastina (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated July 13, 2016, filed with the Securities and Exchange Commission on July 18, 2016)

10.2
Credit Agreement Consent, dated as of July 13, 2016, by and between Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of the Company, as guarantor, and the other lenders party to the Credit Agreement

10.3
Notice of Grant to Charles M. Swoboda, dated August 23, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 23, 2016, filed with the Securities and Exchange Commission on August 25, 2016)

10.4
Notice of Grant to Michael E. McDevitt, dated August 23, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 23, 2016, filed with the Securities and Exchange Commission on August 25, 2016)

10.5
Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated August 23, 2016, filed with the Securities and Exchange Commission on August 25, 2016)

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
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income (Loss); (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements