Form 10-Q
period 2016-12-25
CREE INC
filed 2017-01-25
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2016
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 20, 2017, was 97,404,938.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended December 25, 2016

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 25, 2016	June 26, 2016
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$137,093	$166,154
Short-term investments	454,021	439,151
Total cash, cash equivalents and short-term investments	591,114	605,305
Accounts receivable, net	121,759	138,772
Income tax receivable	3,245	6,304
Inventories	281,677	281,671
Prepaid expenses	22,017	25,728
Other current assets	45,024	44,501
Current assets held for sale	434,859	54,426
Total current assets	1,499,695	1,156,707
Property and equipment, net	360,171	387,167
Goodwill	518,059	518,059
Intangible assets, net	246,246	259,400
Other long-term investments	34,315	40,179
Deferred income taxes	41,019	38,564
Long-term assets held for sale	—	356,735
Other assets	8,165	9,249
Total assets	$2,707,670	$2,766,060
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$109,306	$122,808
Accrued salaries and wages	41,955	40,128
Other current liabilities	42,107	45,101
Current liabilities held for sale	21,281	14,962
Total current liabilities	214,649	222,999
Long-term liabilities:
Long-term debt	170,000	160,000
Deferred income taxes	945	943
Long-term liabilities held for sale	—	1,850
Other long-term liabilities	22,057	12,444
Total long-term liabilities	193,002	175,237
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 25, 2016 and June 26, 2016; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at December 25, 2016 and June 26, 2016; 97,399 and 100,829 shares issued and outstanding at December 25, 2016 and June 26, 2016, respectively	121	125
Additional paid-in-capital	2,388,855	2,359,584
Accumulated other comprehensive income, net of taxes	3,299	8,728
Accumulated deficit	(92,256)	(613)
Total shareholders’ equity	2,300,019	2,367,824
Total liabilities and shareholders’ equity	$2,707,670	$2,766,060
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
	(In thousands, except per share amounts)
Revenue, net	$346,962	$393,758	$668,291	$775,307
Cost of revenue, net	236,071	282,624	471,059	556,981
Gross profit	110,891	111,134	197,232	218,326
Operating expenses:
Research and development	28,070	31,563	56,601	64,294
Sales, general and administrative	67,671	67,877	129,042	138,049
Amortization or impairment of acquisition-related intangibles	5,937	6,468	12,203	12,937
Loss on disposal or impairment of long-lived assets	530	2,015	846	11,580
Total operating expenses	102,208	107,923	198,692	226,860
Operating income (loss)	8,683	3,211	(1,460)	(8,534)
Non-operating (expense) income, net	(4,754)	8,016	(4,912)	(14,787)
Income (loss) from continuing operations before income taxes	3,929	11,227	(6,372)	(23,321)
Income tax expense (benefit)	5,036	1,815	(2,407)	(6,997)
(Loss) income from continuing operations	(1,107)	9,412	(3,965)	(16,324)
Income from discontinued operations, net of tax	7,326	4,030	10,750	5,277
Net income (loss)	$6,219	$13,442	$6,785	($11,047)
Earnings (loss) per share-basic
Continuing operations	($0.01)	$0.09	($0.04)	($0.16)
Discontinued operations	0.07	0.04	0.11	0.05
Earnings (loss) per share-basic	$0.06	$0.13	$0.07	($0.11)

Earnings (loss) per share-diluted
Continuing operations	($0.01)	$0.09	($0.04)	($0.16)
Discontinued operations	0.07	0.04	0.11	0.05
Earnings (loss) per share-diluted	$0.06	$0.13	$0.07	($0.11)

Weighted average shares used in per share calculation:
Basic	98,467	102,391	99,513	102,932
Diluted	98,467	102,521	99,513	102,932
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
	(In thousands)
Net income (loss)	$6,219	$13,442	$6,785	($11,047)
Other comprehensive loss:
Currency translation loss	(1,343)	(430)	(1,314)	(789)
Net unrealized (loss) gain on available-for-sale securities, net of tax benefit (expense) of $2,357 and $113, $2,556 and ($376), respectively	(3,795)	(180)	(4,115)	612
Other comprehensive loss	(5,138)	(610)	(5,429)	(177)
Comprehensive income (loss)	$1,081	$12,832	$1,356	($11,224)
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 25, 2016	December 27, 2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$6,785	($11,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,574	81,746
Stock-based compensation	26,856	29,462
Excess tax benefit from stock-based payment arrangements	(1)	(12)
Loss on disposal or impairment of long-lived assets	845	16,587
Amortization of premium/discount on investments	2,749	2,747
Loss on equity investment	6,298	12,922
Foreign exchange (gain) loss on equity investment	(434)	2,800
Deferred income taxes	44	60
Changes in operating assets and liabilities:
Accounts receivable, net	13,647	3,883
Inventories	1,290	379
Prepaid expenses and other assets	2,735	12,025
Accounts payable, trade	(13,836)	(8,788)
Accrued salaries and wages and other liabilities	10,164	(18,968)
Net cash provided by operating activities	119,716	123,796
Cash flows from investing activities:
Purchases of property and equipment	(35,211)	(81,804)
Purchases of patent and licensing rights	(5,836)	(7,628)
Proceeds from sale of property and equipment	236	2,376
Purchases of short-term investments	(125,022)	(169,197)
Proceeds from maturities of short-term investments	93,312	194,406
Proceeds from sale of short-term investments	7,619	19,352
Purchase of acquired business, net of cash acquired	(2,775)	(12,513)
Net cash used in investing activities	(67,677)	(55,008)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	245,000	368,000
Payments on long-term debt borrowings	(235,000)	(363,000)
Net proceeds from issuance of common stock	8,021	9,939
Excess tax benefit from stock-based payment arrangements	1	12
Repurchases of common stock	(98,431)	(131,749)
Net cash used in financing activities	(80,409)	(116,798)
Effects of foreign exchange changes on cash and cash equivalents	(691)	(1,114)
Net decrease in cash and cash equivalents	(29,061)	(49,124)
Cash and cash equivalents:
Beginning of period	166,154	139,710
End of period	$137,093	$90,586
Supplemental disclosure of cash flow information:
Significant non-cash transactions:
Accrued property and equipment	$8,240	$7,681
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
Basis of Presentation
The consolidated balance sheet at December 25, 2016, the consolidated statements of income (loss) for the three and six months ended December 25, 2016 and December 27, 2015, the consolidated statements of comprehensive income (loss) for the three and six months ended December 25, 2016 and December 27, 2015, and the consolidated statements of cash flows for the six months ended December 25, 2016 and December 27, 2015 (collectively, the consolidated financial statements) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive income and cash flows at December 25, 2016, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 26, 2016 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2016 (fiscal 2016). The results of operations for the three and six months ended December 25, 2016 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 25, 2017 (fiscal 2017).
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

The following table summarizes the effects of the revision on the consolidated statements of income (loss) (in thousands):

	Three Months Ended December 27, 2015			Six Months Ended December 27, 2015
	As Reported	Revision Adjustments	As Revised	As Reported	Revision Adjustments	As Revised
Cost of revenue, net	$281,992	$632	$282,624	$555,248	$1,733	$556,981
Gross profit	111,766	(632)	111,134	220,059	(1,733)	218,326
Operating income (loss)	3,843	(632)	3,211	(6,801)	(1,733)	(8,534)
Income (loss) from continuing operations before income taxes	11,859	(632)	11,227	(21,588)	(1,733)	(23,321)
Income tax expense (benefit)	1,985	(170)	1,815	(6,543)	(454)	(6,997)
(Loss) income from continuing operations	9,874	(462)	9,412	(15,045)	(1,279)	(16,324)
Income (loss) from discontinued operations, net of tax	4,084	(54)	4,030	5,380	(103)	5,277
Net income (loss)	$13,958	($516)	$13,442	($9,665)	($1,382)	($11,047)
Earnings (loss) per share-basic
Continuing operations	$0.10	($0.01)	$0.09	($0.14)	($0.02)	($0.16)
Discontinued operations	0.04	—	0.04	0.05	—	0.05
Earnings (loss) per share-basic	$0.14	($0.01)	$0.13	($0.09)	($0.02)	($0.11)

Earnings (loss) per share-diluted
Continuing operations	$0.10	($0.01)	$0.09	($0.14)	($0.02)	($0.16)
Discontinued operations	0.04	—	0.04	0.05	—	0.05
Earnings (loss) per share-diluted	$0.14	($0.01)	$0.13	($0.09)	($0.02)	($0.11)
The revision had no net impact on the Company’s net cash provided by operating activities.
Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09: Revenue from Contracts with Customers (Topic 606). The FASB has subsequently issued multiple ASUs which amend and clarify the guidance in Topic 606. The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The effective date will be the first quarter of the Company's fiscal year ending June 30, 2019, using one of two retrospective application methods. The Company is currently analyzing the impact of this new pronouncement.

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
Note 2 – Discontinued Operations

On July 13, 2016, the Company executed an Asset Purchase Agreement (the APA) with Infineon. The transaction, which was approved by both the Company’s Board of Directors and Infineon’s Supervisory Board, is currently pending customary closing conditions and governmental approvals. The Company targets closing the transaction within its third quarter of fiscal year 2017.

Pursuant to the APA, the Company will sell to Infineon, and Infineon will (i) purchase from the Company (a) the assets comprising the Company’s power and RF product lines (formerly the Company's Power and RF Products segment), including manufacturing facilities and equipment, inventory, intellectual property rights, contracts, real estate, and the outstanding equity interests of Cree Fayetteville, Inc, one of the Company’s wholly-owned subsidiaries, and (b) certain related portions of the Company’s SiC materials and gemstones business previously included within the LED Products segment and (ii) assume certain liabilities related to the Wolfspeed business. The Company will retain certain liabilities associated with the Wolfspeed business arising prior to the closing of the transaction. Infineon is expected to hire most of the Company’s approximately 594 Wolfspeed employees either at the closing of the transaction or following a transition period.

The purchase price for the Wolfspeed business will be $850 million in cash, which is subject to certain adjustments. In connection with the transaction, the Company and Infineon will also enter into certain ancillary and related agreements, including (i) an intellectual property assignment and license agreement, which will assign to Infineon certain intellectual property owned by the Company and license to Infineon certain additional intellectual property owned by the Company, (ii) a transition services agreement, which is designed to ensure a smooth transition of the Wolfspeed business to Infineon, and (iii) a wafer supply agreement, pursuant to which the Company will supply Infineon with SiC wafers and SiC boules for a transitional period of time.

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

The Company has classified the results of the Wolfspeed business as discontinued operations in the Company’s consolidated statements of income (loss) for all periods presented. The Company ceased recording depreciation and amortization of long-lived assets of the Wolfspeed business upon classification as discontinued operations in July 2016. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets. The assets and liabilities held for sale as of December 25, 2016 are classified as current in the consolidated balance sheet as the Company expects the transaction to close within one year.

The following table presents the financial results of the Wolfspeed business as income from discontinued operations, net of income taxes in the Company's consolidated statements of income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
Revenue, net	$54,363	$42,048	$104,265	$85,987
Cost of revenue, net	24,688	18,723	51,002	39,271
Gross profit	29,675	23,325	53,263	46,716
Total operating expenses	18,854	17,812	37,509	39,325
Income from discontinued operations before income taxes	10,821	5,513	15,754	7,391
Income tax expense	3,495	1,483	5,004	2,114
Income from discontinued operations, net of income taxes	$7,326	$4,030	$10,750	$5,277

The following table presents the assets and liabilities related to the Wolfspeed business held for sale (in thousands):

	December 25, 2016	June 26, 2016
Assets Held For Sale
Accounts receivable, net	$30,020	$26,839
Prepaid and other Current Assets	2,130	1,369
Inventories	19,435	21,871
Property and equipment, net	235,319	214,936
Intangible assets, net	45,273	43,409
Goodwill	100,769	100,769
Total Assets Held for Sale*	$432,946	$409,193

Liabilities Held for Sale
Accounts payable	$12,813	$9,477
Accrued salaries and wages	5,473	4,514
Other accrued liabilities	2,995	971
Other long term liabilities	—	1,850
Total Liabilities Held for Sale*	$21,281	$16,812
*Amounts in the June 26, 2016 column are classified as current and long-term in the consolidated balance sheet.

The following table presents the cash flow of the Wolfspeed business (in thousands):

	Six Months Ended
	December 25, 2016	December 27, 2015
Net cash provided by discontinued operating activities	$17,314	$21,146
Net cash used in discontinued investing activities	22,699	68,221

Note 3 – Acquisition
On July 8, 2015, the Company closed on the acquisition of Arkansas Power Electronics International, Inc. (APEI), a global leader in power modules and power electronics applications, pursuant to a merger agreement with APEI and certain shareholders of APEI, whereby the Company acquired all of the outstanding share capital of APEI in exchange for a base purchase price of $13.8 million, subject to certain adjustments.  In addition, if certain goals are achieved over the subsequent two years, additional cash payments totaling up to $4.6 million may be made to the former APEI shareholders. Payments totaling $2.8 million were made to the former APEI shareholders in July 2016 based on achievement of the first year goals. The Company expects that the second year goals will also be achieved. In connection with this acquisition, APEI became a wholly owned subsidiary of the Company, renamed Cree Fayetteville, Inc. (Cree Fayetteville). Cree Fayetteville is not considered a significant subsidiary of the Company and its results from operations were reported as part of the Company's former Power and RF Products segment prior to the classification of the Wolfspeed business as discontinued operations and is discussed more fully in Note 2, "Discontinued Operations."

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
Note 4 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	December 25, 2016	June 26, 2016
Billed trade receivables	$173,645	$188,672
Unbilled contract receivables	182	59
	173,827	188,731
Allowance for sales returns, discounts and other incentives	(46,235)	(44,543)
Allowance for bad debts	(5,833)	(5,416)
Accounts receivable, net	$121,759	$138,772
Inventories
The following table summarizes the components of inventories (in thousands):

	December 25, 2016	June 26, 2016
Raw material	$69,219	$79,957
Work-in-progress	80,635	84,459
Finished goods	131,823	117,255
Inventories	$281,677	$281,671

Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	December 25, 2016	June 26, 2016
Accrued taxes	$12,033	$12,023
Accrued professional fees	9,569	7,959
Accrued warranty	15,045	20,102
Accrued other	5,460	5,017
Other current liabilities	$42,107	$45,101
Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	December 25, 2016	June 26, 2016
Currency translation gain	$3,310	$4,624
Net unrealized (loss) gain on available-for-sale securities	(11)	4,104
Accumulated other comprehensive income, net of taxes	$3,299	$8,728
Non-Operating Expense, net
The following table summarizes the components of non-operating (expense) income, net (in thousands):

	Three Months Ended		Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
Foreign currency loss, net	($1,856)	($385)	($495)	($4,679)
Gain on sale of investments, net	—	14	12	16
(Loss) gain on equity investment	(3,796)	7,026	(6,283)	(12,922)
Interest income, net	900	1,220	1,787	2,517
Other, net	(2)	141	67	281
Non-operating (expense) income, net	($4,754)	$8,016	($4,912)	($14,787)

Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified Out of Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statements of Income (Loss)
	Three Months Ended		Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
Net unrealized gain on available-for-sale securities, net of taxes	$—	$14	$12	$16	Non-operating (expense) income, net
	—	14	12	16	Income (loss) from continuing operations before income taxes
	—	2	5	5	Income tax expense (benefit)
	$—	$12	$7	$11	(Loss) income from continuing operations
Note 5 – Investments
Investments consist of municipal bonds, corporate bonds, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar Electronics Corporation.
The following tables summarize short-term investments (in thousands):

	December 25, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$186,214	$583	($767)	$186,030
Corporate bonds	165,016	874	(813)	165,077
Non-U.S. certificates of deposit	89,901	—	—	89,901
U.S. certificates of deposit	9,150	—	—	9,150
Commercial paper	3,863	—	—	3,863
Total short-term investments	$454,144	$1,457	($1,580)	$454,021

	June 26, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$186,893	$3,562	($15)	$190,440
Corporate bonds	165,766	3,074	(73)	168,767
Non-U.S. certificates of deposit	73,127	—	—	73,127
U.S. certificates of deposit	3,500	—	—	3,500
Commercial paper	3,317	—	—	3,317
Total short-term investments	$432,603	$6,636	($88)	$439,151

The following tables present the gross unrealized losses and estimated fair value of the Company's short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	December 25, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$106,408	($767)	$—	$—	$106,408	($767)
Corporate bonds	80,976	(808)	2,495	(5)	83,471	(813)
Total	$187,384	($1,575)	$2,495	($5)	$189,879	($1,580)
Number of securities with an unrealized loss		131		1		132

	June 26, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$2,936	($9)	$3,535	($6)	$6,471	($15)
Corporate bonds	27,578	(73)	—	—	27,578	(73)
Total	$30,514	($82)	$3,535	($6)	$34,049	($88)
Number of securities with an unrealized loss		22		3		25
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses from the sale of investments are included in Non-operating (expense) income, net in the consolidated statements of income (loss) and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its securities to be impaired as of December 25, 2016 and June 26, 2016.
The contractual maturities of short-term investments as of December 25, 2016 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$44,551	$112,725	$28,755	$—	$186,031
Corporate bonds	32,559	96,042	36,476	—	165,077
Non-U.S. certificates of deposit	89,901	—	—	—	89,901
U.S. certificates of deposit	6,150	3,000	—	—	9,150
Commercial paper	3,862	—	—	—	3,862
Total short-term investments	$177,023	$211,767	$65,231	$—	$454,021

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of December 25, 2016, financial assets utilizing Level 1 inputs included money market funds, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service's consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of December 25, 2016. There were no transfers between Level 1 and Level 2 during the six months ended December 25, 2016.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	December 25, 2016				June 26, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. agency securities	$—	$—	$—	$—	$—	$—	$—	$—
Non-U.S. certificates of deposit	—	—	—	—	—	137	—	137
Money market funds	466	—	—	466	576	—	—	576
Total cash equivalents	466	—	—	466	576	137	—	713
Short-term investments:
Municipal bonds	—	186,030	—	186,030	—	190,440	—	190,440
Corporate bonds	—	165,077	—	165,077	—	168,767	—	168,767
U.S. certificates of deposit	—	9,150	—	9,150	—	3,500	—	3,500
Commercial paper	—	3,862	—	3,862	—	3,317	—	3,317
Non-U.S. certificates of deposit	—	89,901	—	89,901	—	73,127	—	73,127
Total short-term investments	—	454,020	—	454,020	—	439,151	—	439,151
Other long-term investments:
Common stock of non-U.S. corporations	—	34,315	—	34,315	—	40,179	—	40,179
Total other long-term investments	—	34,315	—	34,315	—	40,179	—	40,179
Total assets	$466	$488,335	$—	$488,801	$576	$479,467	$—	$480,043
Note 7– Intangible Assets
Intangible Assets, net
The following table presents the components of intangible assets, net (in thousands):

	December 25, 2016			June 26, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$136,920	($79,869)	$57,051	$136,920	($77,313)	$59,607
Developed technology	162,760	(119,525)	43,235	162,760	(110,204)	52,556
Non-compete agreements	10,244	(10,244)	—	10,244	(9,917)	327
Trade names, finite-lived	520	(520)	—	520	(520)	—
Patent and licensing rights	107,656	(41,376)	66,280	105,035	(37,805)	67,230
Total intangible assets with finite lives	418,100	(251,534)	166,566	415,479	(235,759)	179,720
Trade names, indefinite-lived	79,680	—	79,680	79,680	—	79,680
Total intangible assets	$497,780	($251,534)	$246,246	$495,159	($235,759)	$259,400
For the three and six months ended December 25, 2016, total amortization of finite-lived intangible assets was $8.5 million and $16.6 million, respectively. For the three and six months ended December 27, 2015, total amortization of finite-lived intangible assets was $8.4 million and $17.0 million, respectively.

Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 25, 2017 (remainder of fiscal 2017)	$16,103
June 24, 2018	31,466
June 30, 2019	18,826
June 28, 2020	14,809
June 27, 2021	13,556
Thereafter	71,806
Total future amortization expense	$166,566

Note 8 – Long-term Debt
As of December 25, 2016, the Company had a $500 million secured revolving line of credit under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2020.
The Company classifies balances outstanding under its line of credit as long-term debt in the consolidated balance sheets. At December 25, 2016, the Company had $170 million outstanding under the line of credit and $330 million available for borrowing. For the three and six months ended December 25, 2016, the average interest rate was 1.41% for each period. For the three and six months ended December 25, 2016 the average commitment fee percentage was 0.09%. The Company was in compliance with all covenants in the line of credit at December 25, 2016.
Note 9 – Shareholders’ Equity
As of December 25, 2016, pursuant to an approval by the Board of Directors, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $300 million for all purchases from August 24, 2016 through the expiration of the program on June 25, 2017. During the six months ended December 25, 2016, the Company repurchased 4.2 million shares of common stock for $98.5 million under the stock repurchase program.
Note 10– Earnings (Loss) Per Share
The following table presents the computation of basic earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
(Loss) income from continuing operations	($1,107)	$9,412	($3,965)	($16,324)
Income from discontinued operations, net of tax	7,326	4,030	10,750	5,277
Net income (loss)	$6,219	$13,442	$6,785	$(11,047)
Weighted average common shares	98,467	102,391	99,513	102,932
Basic (loss) income per share from continuing operations	($0.01)	$0.09	($0.04)	($0.16)
Basic earnings per share from discontinued operations	0.07	0.04	$0.11	0.05
Earnings (loss) per share-basic	$0.06	$0.13	$0.07	($0.11)

The following computation reconciles the differences between the basic and diluted earnings (loss) per share presentations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
(Loss) income from continuing operations	($1,107)	$9,412	($3,965)	($16,324)
Income from discontinued operations, net of tax	7,326	4,030	10,750	5,277
Net income (loss)	$6,219	$13,442	$6,785	($11,047)
Weighted average common shares - basic	98,467	102,391	99,513	102,932
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	—	130	—	—
Weighted average common shares - diluted	98,467	102,521	99,513	102,932
Diluted (loss) earnings per share from continuing operations	($0.01)	$0.09	($0.04)	($0.16)
Diluted earnings per share from discontinued operations	0.07	0.04	0.11	0.05
Earnings (loss) per share-diluted	$0.06	$0.13	$0.07	($0.11)
Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three and six months ended December 25, 2016, there were 12.1 million and 11.7 million, respectively, of potential common shares not included in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive. For the three and six months ended December 27, 2015, there were 12.2 million and 11.5 million, respectively, of potential common shares not included in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive.
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

Stock Option Awards
The following table summarizes stock option awards outstanding as of December 25, 2016 and changes during the six months then ended (numbers of shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 26, 2016	11,247	$40.42
Granted	1,705	$24.42
Exercised	(39)	$25.88
Forfeited or expired	(1,162)	$37.24
Outstanding at December 25, 2016	11,751	$38.46
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of December 25, 2016, and changes during the six months then ended is as follows (numbers of awards and units in thousands):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 26, 2016	1,631	31.66
Granted	1,282	$24.04
Vested	(554)	$34.23
Forfeited	(96)	$29.94
Nonvested at December 25, 2016	2,263	$26.79
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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
Income Statement Classification:
Cost of revenue, net	$2,564	$2,714	$5,343	$5,335
Research and development	1,907	2,428	4,513	5,192
Sales, general and administrative	6,184	7,140	13,819	14,988
Income from discontinued operations, net of tax	1,551	2,108	3,181	3,947
Total stock-based compensation expense	$12,206	$14,390	$26,856	$29,462
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
As of June 26, 2016, the Company's liability for unrecognized tax benefits was $17.7 million. During the six months ended December 25, 2016, the Company did not record any material movement in its unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of December 25, 2016 was $17.7 million. If any portion of this $17.7 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $4.3 million of gross unrecognized tax benefits will change in the next 12 months as a result of audit closures and statute requirements.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2013. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2012. For foreign purposes, the Company is generally no longer subject to tax examinations for tax periods 2006 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture. On January 20, 2017, the Company settled an ongoing audit by the Italian Revenue Agency for the fiscal year ended June 30, 2013. The Company will release the associated unrecognized tax benefit in the third quarter of fiscal 2017, with a resulting immaterial impact on tax expense.
During the fourth quarter of fiscal 2016, the Company concluded it is likely that sufficient future taxable income needed to fully utilize net operating loss carryovers in Luxembourg will not be generated due to additional losses on the Company’s equity investment held there. As a result, the Company recorded a $9.5 million valuation allowance against the related deferred tax asset, representing the $32.4 million net operating loss carryover net of tax. During the six months ended December 25, 2016, the Company recorded an additional $2.8 million valuation allowance against the loss carryover deferred tax asset as a result of the $9.7 million year-to-date loss in Luxembourg.

Note 13 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 26, 2016	$21,426
Warranties accrued in current period	19,896
Expenditures	(13,032)
Balance at December 25, 2016	$28,290
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The Company accrues estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. The warranty reserves, which are primarily related to Lighting Products, are evaluated quarterly based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of December 25, 2016, $13.2 million of the Company's product warranty liabilities were classified as long-term.
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

As discussed more fully in Note 2, “Discontinued Operations,” on July 13, 2016, the Company executed a definitive agreement to sell the Wolfspeed business to Infineon. As a result, the Company has classified the results of the Wolfspeed business as discontinued operations in its consolidated statements of income (loss) for all periods presented. For comparative purposes, the prior segment results have been recast to conform to the current segment presentation.
Reportable Segments Description
The Company's Lighting Products segment primarily consists of LED lighting systems and bulbs. The Company's LED Products segment includes LED chips and LED components.
Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three and six months ended December 25, 2016 and December 27, 2015. The Company's CODM is the Chief Executive Officer. The Company used the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
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
Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
Revenue:
Lighting Products revenue	$208,924	$254,970	$392,760	$503,001
LED Products revenue	138,038	138,788	275,531	272,306
Total revenue	$346,962	$393,758	$668,291	$775,307

Gross Profit and Gross Margin:
Lighting Products gross profit	$74,770	$72,642	$124,060	$141,723
Lighting Products gross margin	35.8%	28.5%	31.6%	28.2%
LED Products gross profit	40,314	42,931	82,084	84,800
LED Products gross margin	29.2%	30.9%	29.8%	31.1%
Total segment gross profit	115,084	115,573	206,144	226,523
Unallocated costs	(4,193)	(4,439)	(8,912)	(8,197)
Consolidated gross profit	$110,891	$111,134	$197,232	$218,326
Consolidated gross margin	32.0%	28.2%	29.5%	28.2%

The total revenue and Lighting Products segment revenue and gross profit for the three months ended December 25, 2016 include a benefit from the confidential Feit Electric Company Inc. license agreement which provided a patent license issuance fee to the Company. The gross profit benefit within the quarter was partially offset by additional lighting reserves related primarily to third party supplied drivers for commercial lighting products that were identified as defective within the fiscal second quarter. Excluding the impact of the license agreement, the Company’s total revenue would have been approximately in the middle of the Company’s revenue targets for the quarter, which were $310 million to $330 million.

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

Inventories for each of the Company's segments were as follows (in thousands):

	December 25, 2016	June 26, 2016
Lighting Products	$170,326	$172,261
LED Products	107,522	104,544
Total segment inventories	277,848	276,805
Unallocated inventories	3,829	4,866
Consolidated inventories	$281,677	$281,671

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
The Company incurred a total of $102.4 million, of which $4.9 million related to discontinued operations, pursuant to this restructuring plan. See Note 18, "Costs Associated with LED Business Restructuring" in Part II, Item 8 of the Company's Annual Report on Form 10K for the fiscal year ended June 26, 2016 for additional information. The following table summarizes the actual charges incurred for the three months and six months ended December 27, 2015 (in thousands):

Capacity and Overhead Cost Reductions	Amounts incurred during the three months ended December 27, 2015	Amounts incurred for the six months ended December 27, 2015	Affected Line Item in the Consolidated Statements of Income (Loss)
Loss on disposal or impairment of long-lived assets	$1,641	$10,646	Loss on disposal or impairment of long-lived assets
Loss on disposal or impairment of long-lived assets	—	4,873	Income from discontinued operations, net of tax
Severance expense	(36)	264	Sales, general and administrative expenses
Lease termination and facility consolidation costs	1,198	2,933	Sales, general and administrative expenses
Total restructuring charges	$2,803	$18,716

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

Overview of the Six Months Ended December 25, 2016
The following is a summary of our financial results for the six months ended December 25, 2016:

•	Revenue decreased to $668 million for the six months ended December 25, 2016 from $775 million for the six months ended December 27, 2015.

•
Gross profit decreased to $197 million for the six months ended December 25, 2016 from $218 million for the six months ended December 27, 2015. Gross margin increased to 30% for the six months ended December 25, 2016 from 28% for the six months ended December 27, 2015.

•
Operating loss was $1 million for the six months ended December 25, 2016 compared to operating loss of $9 million for the six months ended December 27, 2015. Net income per diluted share was $0.07 for the six months ended December 25, 2016 compared to net loss per diluted share of $0.11 for the six months ended December 27, 2015.

•
Cash, cash equivalents and short-term investments were $0.6 billion at December 25, 2016 and June 26, 2016. Cash provided by operating activities was $120 million for the six months ended December 25, 2016 compared to $124 million for the six months ended December 27, 2015.

•	Inventories were $282 million at December 25, 2016 and June 26, 2016.

•	Purchases of property and equipment were $35 million for the six months ended December 25, 2016 compared to $82 million for the six months ended December 27, 2015.
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

Results of Operations
The following table sets forth certain consolidated statement of income (loss) data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended				Six Months Ended
	December 25, 2016		December 27, 2015		December 25, 2016		December 27, 2015
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue, net	$346,962	100%	$393,758	100%	$668,291	100%	$775,307	100%
Cost of revenue, net	236,071	68%	282,624	72%	471,059	70%	556,981	72%
Gross profit	110,891	32%	111,134	28%	197,232	30%	218,326	28%
Research and development	28,070	8%	31,563	8%	56,601	8%	64,294	8%
Sales, general and administrative	67,671	20%	67,877	17%	129,042	19%	138,049	18%
Amortization or impairment of acquisition-related intangibles	5,937	2%	6,468	2%	12,203	2%	12,937	2%
Loss on disposal or impairment of long-lived assets	530	—%	2,015	1%	846	—%	11,580	1%
Operating income (loss)	8,683	3%	3,211	1%	(1,460)	—%	(8,534)	(1)%
Non-operating (expense) income, net	(4,754)	(1)%	8,016	2%	(4,912)	(1)%	(14,787)	(2)%
Income (loss) from continuing operations before income taxes	3,929	1%	11,227	3%	(6,372)	(1)%	(23,321)	(3)%
Income tax expense (benefit)	5,036	1%	1,815	—%	(2,407)	—%	(6,997)	(1)%
(Loss) income from continuing operations	($1,107)	—%	$9,412	2%	($3,965)	(1)%	($16,324)	(2)%
Income from discontinued operations, net of tax	7,326	2%	4,030	1%	10,750	2%	5,277	1%
Net income (loss)	$6,219	2%	$13,442	3%	$6,785	1%	($11,047)	(1)%

Earnings (loss) per share-basic
Continuing operations	($0.01)		$0.09		($0.04)		($0.16)
Discontinued operations	0.07		0.04		$0.11		$0.05
Earnings (loss) per share-basic	$0.06		$0.13		$0.07		($0.11)

Earnings (loss) per share-diluted
Continuing operations	($0.01)		$0.09		($0.04)		($0.16)
Discontinued operations	0.07		0.04		0.11		0.05
Earnings (loss) per share-diluted	$0.06		$0.13		$0.07		($0.11)
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

We incurred a total of $102.4 million, of which $4.9 million related to discontinued operations, pursuant to this restructuring plan. The following table summarizes the actual charges incurred for the three and six months ended December 27, 2015 (in thousands):

Capacity and Overhead Cost Reductions	Amounts incurred during the three months ended December 27, 2015	Amounts incurred for the six months ended December 27, 2015	Affected Line Item in the Consolidated Statements of Income (Loss)
Loss on disposal or impairment of long-lived assets	$1,641	$10,646	Loss on disposal or impairment of long-lived assets
Loss on disposal or impairment of long-lived assets	—	4,873	Income from discontinued operations, net of tax
Severance expense	(36)	264	Sales, general and administrative expenses
Lease termination and facility consolidation costs	1,198	2,933	Sales, general and administrative expenses
Total restructuring charges	$2,803	$18,716
Revenue

Revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 25, 2016	December 27, 2015	Change		December 25, 2016	December 27, 2015	Change
Lighting Products revenue	$208,924	$254,970	($46,046)	(18)%	$392,760	$503,001	($110,241)	(22)%
Percent of revenue	60%	65%			59%	74%
LED Products revenue	138,038	138,788	(750)	(1)%	275,531	272,306	3,225	1%
Percent of revenue	40%	35%			41%	35%
Total revenue	$346,962	$393,758	($46,796)	(12)%	$668,291	$775,307	($107,016)	(14)%
Our consolidated revenue decreased 12% to $347.0 million for the three months ended December 25, 2016 from $393.8 million for the three months ended December 27, 2015. This decrease was driven primarily by the 18% reduction in Lighting Products revenue. For the six months ended December 25, 2016, our consolidated revenue decreased 14% to $668.3 million from $775.3 million for the six months ended December 27, 2015. This decrease was driven by the 22% decrease in Lighting Products revenue partially offset by the 1% increase in LED Products revenue.
Our total revenue and Lighting Products segment revenue and gross profit for the three months ended December 25, 2016 include a benefit from the confidential license agreement discussed in Note 14, “Reportable Segments.” Excluding the impact of the confidential agreement, our total revenue would have been in the middle of our revenue targets for the quarter.
Lighting Products Segment Revenue
Lighting Products revenue represented approximately 60% and 65% of our total revenue for the three months ended December 25, 2016 and December 27, 2015, respectively.
Lighting Products revenue decreased 18% to $208.9 million for the three months ended December 25, 2016 from $255.0 million for the three months ended December 27, 2015 and decreased 22% to $392.8 million for the six months ended December 25, 2016 from $503.0 million for the six months ended December 27, 2015. These decreases were due to a combination of a reduction in units sold and a decrease in Average Selling Price (ASP), partially offset by incremental revenue associated with a patent license issuance fee in connection with the new patent license agreement discussed above.

Total units sold decreased 27% and ASP decreased 4% for the three months ended December 25, 2016 compared to the three months ended December 27, 2015. Total units sold decreased 15% and ASP decreased 16% for the six months ended December 25, 2016 compared to the six month ended December 27, 2015. The decreases in units sold were due to lower sales of both commercial lighting fixtures and consumer bulbs. The decreases in ASP were due to lower consumer bulb sale prices year over year that were partially offset by an increase in commercial lighting fixtures ASPs.
LED Products Segment Revenue
LED Products revenue represented 40% and 35% of our total revenue for the three months ended December 25, 2016 and December 27, 2015, respectively.
LED Products revenue decreased 1% to $138.0 million for the three months ended December 25, 2016 from $138.8 million for the three months ended December 27, 2015 and increased 1% to $275.5 million for the six months ended December 25, 2016 from $272.3 million for the six months ended December 27, 2015. The decrease in revenue for the three months ended December 25, 2016 compared to the three months ended December 27, 2015 was due to an 11% decrease in ASP partially offset by an 11% increase in the number of units sold. The increase in revenue for the six months ended December 25, 2016 compared to the six months ended December 27, 2015 was due to a 4% increase in units sold partially offset by a 1% decrease in ASP. The decreases in ASP for the respective periods were due to competitive pricing pressures and a more favorable mix of LED products sold.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 25, 2016	December 27, 2015	Change		December 25, 2016	December 27, 2015	Change
Lighting Products gross profit	$74,770	$72,642	$2,128	3%	$124,060	$141,723	($17,663)	(12)%
Lighting Products gross margin	35.8%	28.5%			31.6%	28.2%
LED Products gross profit	40,314	42,931	(2,617)	(6)%	82,084	84,800	(2,716)	(3)%
LED Products gross margin	29.2%	30.9%			29.8%	31.1%
Unallocated costs	(4,193)	(4,439)	246	(6)%	(8,912)	(8,197)	(715)	9%
Consolidated gross profit	$110,891	$111,134	($243)	—%	$197,232	$218,326	($21,094)	(10)%
Consolidated gross margin	32.0%	28.2%			29.5%	28.2%
Our consolidated gross profit decreased slightly to $110.9 million for the three months ended December 25, 2016 as compared with $111.1 million for the three months ended December 27, 2015. Our consolidated gross margin increased to 32.0% for the three months ended December 25, 2016 from 28.2% for the three months ended December 27, 2015. Our consolidated gross profit decreased 10% to $197.2 million for the six months ended December 25, 2016 from $218.3 million for the six months ended December 27, 2015. Our consolidated gross margin increased to 29.5% for the six months ended December 25, 2016 from 28.2% for the six months ended December 27, 2015.

Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit increased 3% to $74.8 million for the three months ended December 25, 2016 from $72.6 million for the three months ended December 27, 2015 and decreased 12% to $124.1 million for the six months ended December 25, 2016 from $141.7 million for the six months ended December 27, 2015. Lighting Products gross margin increased to 35.8% for the three months ended December 25, 2016 from 28.5% for the three months ended December 25, 2015 and increased to 31.6% for the six months ended December 25, 2016 from 28.2% for the six months ended December 25, 2015. The increase in Lighting Products gross profit for the three months ended December 25, 2016 was due to the patent license issuance fee associated with the new patent license agreement discussed above, partially offset by lower commercial lighting fixture sales and incrementally higher commercial lighting product warranty reserves. The decrease in the Lighting Products gross profit for the six months ended December 25, 2016 was due to lower commercial lighting fixture sales and incrementally higher commercial lighting product warranty reserves, partially offset by the patent license issuance fee revenue. The increases in Lighting Products gross margin for the three and six months ended December 25, 2016 was primarily due to the patent license issuance fee revenue, partially offset by the incremental commercial product warranty reserves.
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit decreased 6% to $40.3 million for the three months ended December 25, 2016 from $42.9 million for the three months ended December 27, 2015 and decreased 3% to $82.1 million for the six months ended December 25, 2016 from $84.8 million for the six months ended December 27, 2015. LED Products gross margin decreased to 29.2% for the three months ended December 25, 2016 from 30.9% for the three months ended December 27, 2015 and decreased to 29.8% for the six months ended December 25, 2016 from 31.1% for the six months ended December 27, 2015. The decreases in LED Products gross profit and gross margin are due to lower pricing resulting from the increased global competition for LED products and a less favorable mix of LED products sold.
Unallocated Costs
Unallocated costs were $4.2 million and $4.4 million for the three months ended December 25, 2016 and December 27, 2015, respectively. For the six months ended December 25, 2016 and December 27, 2015, unallocated costs were $8.9 million and $8.2 million, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our Chief Operating Decision Maker does not review them regularly when evaluating segment performance and allocating resources. The decrease for the three months ended December 25, 2016 as compared to the three months ended December 27, 2015 was primarily attributable to lower incentive and stock-based compensation. The increase for the six months ended December 25, 2016 as compared to the six months ended December 27, 2015 was primarily attributable to higher incentive compensation.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following table sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 25, 2016	December 27, 2015	Change		December 25, 2016	December 27, 2015	Change
Research and development	$28,070	$31,563	($3,493)	(11)%	$56,601	$64,294	($7,693)	(12)%
Percent of revenue	8%	8%			8%	8%
Research and development expenses for the three months ended December 25, 2016 decreased 11% to $28.1 million from $31.6 million for the three months ended December 27, 2015. For the six months ended December 25, 2016, research and development expenses decreased 12% to $56.6 million from $64.3 million for the six months ended December 27, 2015. These decreases were primarily due to cost management and the nature of current research and development projects. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities.

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

	Three Months Ended				Six Months Ended
	December 25, 2016	December 27, 2015	Change		December 25, 2016	December 27, 2015	Change
Sales, general and administrative	$67,671	$67,877	($206)	—%	$129,042	$138,049	($9,007)	(7)%
Percent of revenue	20%	17%			19%	18%
Sales, general and administrative expenses of $67.7 million for the three months ended December 25, 2016 were similar to the $67.9 million for the three months ended December 27, 2015. For the six months ended December 25, 2016, sales, general and administrative expenses decreased 7% to $129.0 million from $138.0 million for the six months ended December 27, 2015. The decrease for the six months ended December 25, 2016 was primarily due to lower variable sales expense resulting from the decrease in lighting revenue, a decrease in litigation spending and lower brand spending.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names. Amortization of intangible assets related to our acquisitions was as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 25, 2016	December 27, 2015	Change		December 25, 2016	December 27, 2015	Change
Customer relationships	$1,277	$1,318	($41)	(3)%	$2,556	$2,636	($80)	(3)%
Developed technology	4,660	4,660	—	—%	9,321	9,321	—	—%
Non-compete agreements	—	490	(490)	(100)%	326	980	(654)	(67)%
Total amortization	$5,937	$6,468	($531)	(8)%	$12,203	$12,937	($734)	(6)%
Amortization of acquisition-related intangibles was $5.9 million for the three months ended December 25, 2016 compared to $6.5 million for the three months ended December 27, 2015 and $12.2 million for the six months ended December 25, 2016 compared to the $12.9 million for the six months ended December 27, 2015.
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

The following table sets forth our (gain) loss on disposal or impairment of long-lived assets (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 25, 2016	December 27, 2015	Change		December 25, 2016	December 27, 2015	Change
Loss on disposal or impairment of long-lived assets	$530	$2,015	($1,485)	(74)%	$846	$11,580	($10,734)	(93)%
We recognized a net loss of $0.5 million and a net loss of $2.0 million on the disposal of long-lived assets for the three months ended December 25, 2016 and December 27, 2015, respectively. For the six months ended December 25, 2016, we recognized a net loss of $0.8 million compared to a net loss of $11.6 million for the six months ended December 27, 2015. The decreases were primarily due to the planned sale or abandonment of certain long-lived assets to reduce excess manufacturing capacity pursuant to our LED business restructuring discussed above, which was completed in the second quarter of fiscal 2016.
Non-Operating (Expense) Income, net
The following table sets forth our non-operating expense, net (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 25, 2016	December 27, 2015	Change		December 25, 2016	December 27, 2015	Change
Gain on sale of investments, net	$—	$14	($14)	(100)%	$12	$16	($4)	(25)%
(Loss) gain on equity investment	(3,796)	7,026	(10,822)	(154)%	(6,283)	(12,922)	6,639	(51)%
Foreign currency loss, net	(1,856)	(385)	(1,471)	382%	(495)	(4,679)	4,184	(89)%
Interest income, net	900	1,220	(320)	(26)%	1,787	2,517	(730)	(29)%
Other, net	(2)	141	(143)	(101)%	67	281	(214)	(76)%
Non-operating (expense) income, net	($4,754)	$8,016	($12,770)	(159)%	($4,912)	($14,787)	$9,875	(67)%
Gain on sale of investments, net. Gain on sale of investments, net was $0 for the three months ended December 25, 2016 compared to $14 thousand for the three months ended December 27, 2015. For the six months ended December 25, 2016, gain on sale of investments, net was $12 thousand compared to $16 thousand for the six months ended December 27, 2015.
(Loss) gain on equity investment. Loss on our equity investment in Lextar Electronics Corporation (Lextar), which we account for utilizing the fair value option, was $3.8 million for the three months ended December 25, 2016 compared to a gain on equity investment of $7.0 million for the three months ended December 27, 2015. The loss on equity investment was $6.3 million for the six months ended December 25, 2016 compared to a loss of $12.9 million for the six months ended December 27, 2015. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price declined from 15.70 New Taiwanese Dollars (TWD) at June 26, 2016 to 14.75 TWD at September 25, 2016 and further declined to 13.30 TWD at December 25, 2016. This volatile stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. Any future stock price changes will be recorded as further gains or losses on equity investment based on the increase or decrease, respectively, in the fair value of the investment during the applicable fiscal period. Further losses could have a material adverse effect on our results of operations.
Foreign currency loss, net. Foreign currency loss, net consisted primarily of remeasurement adjustments resulting from our investment in Lextar and consolidating our international subsidiaries. The foreign currency loss for the three months ended December 25, 2016 was primarily due to unfavorable fluctuation in the exchange rate between the TWD and the United States Dollar related to our Lextar investment as well as unfavorable fluctuations in the exchange rates between both the Chinese Yuan and the Euro and the United States Dollar. The foreign currency loss for the six months ended December 25, 2016 was primarily due to unfavorable fluctuations in the exchange rates between both the Chinese Yuan and the Euro relative to the United States Dollar, partially offset by a favorable fluctuation in the exchange rate between the TWD and the United States Dollar. The foreign currency loss for the three months ended December 27, 2015 was primarily due to the unfavorable fluctuation in the exchange rate between the TWD and the United States Dollar related to our investment in Lextar. The foreign currency loss for the six months ended December 27, 2015 was primarily due to unfavorable fluctuations in each of the TWD, Chinese Yuan and the Euro relative to the United States Dollar.
Interest income, net. Interest income, net was $0.9 million for the three months ended December 25, 2016 compared to $1.2 million for the three months ended December 27, 2015. For the six months ended December 25, 2016, interest income, net was $1.8 million compared to $2.5 million for the six months ended December 27, 2015. The decrease in interest income, net for the three and six months ended December 25, 2016 was primarily due to lower invested balances and higher interest expense due to higher average borrowings associated with our line of credit as compared to the three and six months ended December 27, 2015.
Other, net. Other, net was income of $2 thousand for the three months ended December 25, 2016 and expense of $141 thousand for the three months ended December 27, 2015. For the six months ended December 25, 2016, other, net was expense of $67 thousand compared to expense of $281 thousand for the six months ended December 27, 2015.
Income Tax Expense (Benefit)
The following table sets forth our income tax expense (benefit) in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 25, 2016	December 27, 2015	Change		December 25, 2016	December 27, 2015	Change
Income tax expense (benefit)	$5,036	$1,815	$3,221	177%	($2,407)	($6,997)	$4,590	(66)%
Effective tax rate	128.2%	16.2%			37.8%	30.0%

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
We recognized an income tax expense of $5.0 million for an effective tax rate of 128.2% for the three months ended December 25, 2016 as compared to income tax expense of $1.8 million for an effective tax rate of 16.2% for the three months ended December 27, 2015. For the six months ended December 25, 2016, we recognized income tax benefit of $2.4 million for an effective tax rate of 37.8% compared to an income tax benefit of $7.0 million for an effective tax rate of 30.0% for the six months ended December 27, 2015. The increase in our effective tax rate for the three months ended December 25, 2016 was primarily due to an increase in the valuation allowance for additional losses on the Company’s equity investment held in Luxembourg. The increase in our effective tax rate for the six months ended December 25, 2016 was primarily due to the increased impact of tax credits and other deductions relative to the smaller pretax loss.
Discontinued Operations

As discussed above, we have classified the results of the Wolfspeed business as discontinued operations in our consolidated statements of income (loss) for all periods presented. We ceased recording depreciation and amortization of long-lived assets of the Wolfspeed business upon classification as discontinued operations in July 2016.

Income from discontinued operations, net of tax, was $7.3 million for the three months ended December 25, 2016 compared to $4.0 million for the three months ended December 27, 2015. The increase in income for the three months ended December 25, 2016 was due to the favorable impact of higher year-over-year revenue and the impact associated with the cessation of depreciation and amortization of long-lived assets upon our classification of the Wolfspeed business as discontinued operations in July 2016, partially offset by transaction related costs incurred in fiscal 2017 in conjunction with the pending sale of the Wolfspeed business to Infineon. For the six months ended December 25, 2016, income from discontinued operations, net of tax was $10.8 million compared to $5.3 million for the six months ended December 27, 2015. The increase in income for the six months ended December 25, 2016 was due to the favorable impact of higher year-over-year revenue, the impact associated with the cessation of depreciation and amortization of long-lived assets upon our classification of the Wolfspeed business as discontinued operations and the reduction in expenses in fiscal 2017 as compared to fiscal 2016 resulting from the prior year impairment of long-lived assets pursuant to the restructuring plan discussed above, partially offset by transaction related costs incurred in fiscal 2017 in conjunction with the pending sale of the Wolfspeed business.

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
The following table presents the components of our cash conversion cycle:

	Three Months Ended
	December 25, 2016	June 26, 2016	Change
Days of sales outstanding(a)	32	37	(5)
Days of supply in inventory(b)	107	101	6
Days in accounts payable(c)	(42)	(44)	2
Cash conversion cycle	97	94	3

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

The increase in our cash conversion cycle was driven by an increase in days of supply in inventory and a decrease in days in accounts payable, partially offset by a decrease in days of sales outstanding.
As of December 25, 2016, we had unrealized losses on our investments of $1.6 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at December 25, 2016 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of December 25, 2016.
Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Six Months Ended
	December 25, 2016	December 27, 2015	Change
Net cash provided by operating activities	$119,716	$123,796	($4,080)	(3)%
Net cash used in investing activities	(67,677)	(55,008)	(12,669)	23%
Net cash used in financing activities	(80,409)	(116,798)	36,389	(31)%
Effects of foreign exchange changes on cash and cash equivalents	(691)	(1,114)	423	(38)%
Net decrease in cash and cash equivalents	($29,061)	($49,124)	$20,063
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities decreased to $119.7 million for the six months ended December 25, 2016 from $123.8 million for the six months ended December 27, 2015. This decrease was primarily due to a decrease in pre-tax income year over year.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash used in investing activities was $67.7 million for the six months ended December 25, 2016 and net cash used in investing activities was $55.0 million for the six months ended December 27, 2015. Net purchases of short-term investments increased $68.7 million for the six months ended December 25, 2016 compared to the six months ended December 27, 2015. This was partially offset by a $48.4 million decrease in our capital spending for the six months ended December 25, 2016 compared to the six months ended December 27, 2015. The six months ended December 25, 2016 included $2.8 million in net spend relative to the Arkansas Power Electronics International, Inc. (APEI) acquisition while the six months ended December 27, 2015 included $12.5 million.
For fiscal 2017, we target approximately $55 million of capital investment for our LED Products and Lighting Products businesses, which is primarily related to infrastructure projects to support our longer term growth and strategic priorities. Additionally, we have spent $20 million for capital investment year to date for our Wolfspeed business which we have agreed to sell to Infineon.
Cash Flows from Financing Activities
Net cash used in financing activities was $80.4 million for the six months ended December 25, 2016 compared to $116.8 million for the six months ended December 27, 2015. For the six months ended December 25, 2016, our financing activities primarily consisted of the repurchase of common stock worth approximately $98.4 million, partially offset by net borrowing on our line of credit of $10.0 million and proceeds of $8.0 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises. For the six months ended December 27, 2015, our financing activities primarily consisted of the repurchase of common stock worth approximately $131.7 million, partially offset by net borrowings on our line of credit of $5.0 million, and proceeds of $10.0 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit on those exercises.

Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 25, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our future success may depend on our ability to deliver new, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products which impacted our results for our fiscal 2016 third quarter and beyond. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable products;

•	the accuracy of our predictions for market requirements;

•	our ability to predict, influence and/or react to evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs;

•	our ability to effectively transfer products and technology from development to manufacturing;

•	our customers’ ability to develop competitive products incorporating our products; and

•	market acceptance of our products and our customers’ products.
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
We face significant challenges managing our growth as the market adopts LEDs for general lighting and other applications.
Our potential for growth depends significantly on the adoption of LEDs within the general lighting market and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:

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

While we intend to focus on managing our costs and expenses, over the long term we expect to invest to support our growth and may have additional unexpected costs. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. In connection with our efforts to cost-effectively manage our growth, we have increasingly relied on contractors for production capacity, logistics support and certain administrative functions including hosting of certain information technology software applications. If our contract manufacturers, original design manufacturers (ODMs) or other service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, or an impact on employee morale. Our operations may also be negatively impacted if any of these contract manufacturers, ODMs or other service providers do not have the financial capability to meet our growing needs. There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers or ODMs, or moving production to different contract manufacturers or ODMs, that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control.

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
The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident after shipment. For example, during the second quarter of fiscal 2017 we determined that the quality of several of our commercial lighting products were possibly impacted by third party supplied drivers that did not meet specifications. Therefore, we increased our product warranty reserves for potential future warranty claims. Even if our products meet standard specifications, our customers may attempt to use our products in applications for which they were not designed or in products that were not designed or manufactured properly, resulting in product failures and creating customer satisfaction issues.
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
We have revenue, operations, manufacturing facilities and contract manufacturing arrangements in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenue, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

•	protection of intellectual property and trade secrets;

•
tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost effective and timely manner, or changes in applicable tariffs or custom rules;

•	the burden of complying with and changes in U.S. or international taxation policies;

•	timing and availability of export licenses;

•	rising labor costs;

•	disruptions in or inadequate infrastructure of the countries where we operate;

•	difficulties in collecting accounts receivable;

•	difficulties in staffing and managing international operations; and

•	the burden of complying with foreign and international laws and treaties.
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

Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result from the new U.S presidential administration and the U.S Congress, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations. For example, the results of the United Kingdom’s referendum on whether to remain a part of the European Union have created political and economic uncertainty not only in the United Kingdom, but in many European countries in which we do business. If the referendum is passed into law, there could be further uncertainty as the United Kingdom determines the future terms of its relationship with the European Union.
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance, use or other aspects of our products could impact the demand for our products.
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of our products may impact the demand for our products. Demand for our products may also be impacted by changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products. Our ability and the ability of our competitors to meet these new requirements could impact competitive dynamics in the market.
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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar, a public company in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of the second quarter of fiscal 2017 with variability between quarters, and may continue to decline in the future. As required by Rule 3-09 of Regulation S-X, we filed Lextar’s financial statements, prepared by Lextar and audited by its independent public accounting firm, as of and for the years ended December 31, 2015 and 2014 as an exhibit to our Annual Report on Form 10-K for the fiscal year ended June 26, 2016.

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
Changes in our effective tax rate may affect our results.
Our future effective tax rates may be affected by a number of factors including:

•	the jurisdiction in which profits are determined to be earned and taxed;

•	changes in government administrations, such as the new U.S. presidential administration and U.S. Congress, as well as in the states and countries in which we operate;

•	changes in tax laws or interpretation of such tax laws and changes in generally accepted accounting principles;

•	the resolution of issues arising from tax audits with various authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including impairment of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	the recognition and measurement of uncertain tax positions;

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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $21.12 to a high of $32.44 during the 12 months ended December 25, 2016. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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

There were no unregistered securities sold during the second quarter of fiscal 2017.

Stock Repurchase Program

The following table summarizes stock repurchase activity for the second quarter of fiscal 2017 (in thousands, except price per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[1]
Shares repurchased under our Stock Repurchase Program
September 26, 2016 to October 23, 2016	—	$—	1,471	$264,307
October 24, 2016 to November 20, 2016	2,375	$22.51	3,846	$210,830
November 21, 2016 to December 25, 2016	371	$25.22	4,217	$201,484
Total	2,746	$22.88

(1)
On August 24, 2016, our Board of Directors approved the extension of our stock repurchase program through June 25, 2017. Pursuant to the program, we are authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $300 million for all purchases from August 24, 2016 through the expiration of the program on June 25, 2017.

Since the inception of our stock repurchase program in January 2001 through December 25, 2016, we have repurchased 38.5 million shares of our common stock at an average price of $28.69 per share with an aggregate value of $1.1 billion. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
2013 Long-Term Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 25, 2016, filed with the Securities and Exchange Commission on October 28, 2016)

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
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income (Loss); (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

January 25, 2017

/s/ MICHAEL E. MCDEVITT
Michael E. McDevitt
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
2013 Long-Term Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 25, 2016, filed with the Securities and Exchange Commission on October 28, 2016)

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
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income (Loss); (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements