Form 10-Q
period 2017-03-26
CREE INC
filed 2017-04-26
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2017
or
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
Yes [ X ] No [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ࿽

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No[ X]

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 21, 2017, was 97,288,271.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended March 26, 2017

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 26, 2017	June 26, 2016
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$117,094	$166,154
Short-term investments	474,783	439,151
Total cash, cash equivalents and short-term investments	591,877	605,305
Accounts receivable, net	149,508	165,611
Income tax receivable	7,453	6,304
Inventories	291,133	303,542
Prepaid expenses	23,200	26,810
Other current assets	32,138	44,788
Current assets held for sale	4,062	4,347
Total current assets	1,099,371	1,156,707
Property and equipment, net	574,275	599,723
Goodwill	618,828	618,828
Intangible assets, net	281,535	302,810
Other long-term investments	42,759	40,179
Deferred income taxes	12,140	38,564
Other assets	8,266	9,249
Total assets	$2,637,174	$2,766,060
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$124,968	$132,286
Accrued salaries and wages	41,818	44,642
Other current liabilities	40,615	46,071
Total current liabilities	207,401	222,999
Long-term liabilities:
Long-term debt	153,000	160,000
Deferred income taxes	46,699	943
Other long-term liabilities	19,827	14,294
Total long-term liabilities	219,526	175,237
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 26, 2017 and June 26, 2016; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at March 26, 2017 and June 26, 2016; 97,283 and 100,829 shares issued and outstanding at March 26, 2017 and June 26, 2016, respectively	120	125
Additional paid-in-capital	2,403,741	2,359,584
Accumulated other comprehensive income, net of taxes	3,240	8,728
Accumulated deficit	(196,854)	(613)
Total shareholders’ equity	2,210,247	2,367,824
Total liabilities and shareholders’ equity	$2,637,174	$2,766,060
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Three Months Ended		Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
	(In thousands, except per share amounts)
Revenue, net	$341,505	$366,919	$1,114,064	$1,228,214
Cost of revenue, net	255,429	257,886	777,490	854,163
Gross profit	86,076	109,033	336,574	374,051
Operating expenses:
Research and development	41,451	41,871	119,292	127,363
Sales, general and administrative	68,165	64,489	213,136	214,443
Amortization or impairment of acquisition-related intangibles	8,362	7,318	20,707	21,442
Loss (gain) on disposal or impairment of long-lived assets	500	(104)	1,541	16,483
Wolfspeed transaction termination fee	(12,500)	—	(12,500)	—
Total operating expenses	105,978	113,574	342,176	379,731
Operating loss	(19,902)	(4,541)	(5,602)	(5,680)
Non-operating income (expense), net	9,865	717	4,946	(14,075)
Loss before income taxes	(10,037)	(3,824)	(656)	(19,755)
Income tax expense (benefit)	88,976	(3,976)	91,574	(8,860)
Net (loss) income	($99,013)	$152	($92,230)	($10,895)
(Loss) earnings per share:
Basic	($1.02)	$—	($0.93)	($0.11)
Diluted	(1.02)	—	(0.93)	(0.11)
Weighted average shares used in per share calculation:
Basic	97,346	100,606	98,791	102,157
Diluted	97,346	101,221	98,791	102,157
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
	(In thousands)
Net (loss) income	($99,013)	$152	($92,230)	($10,895)
Other comprehensive (loss) income:
Currency translation gain (loss)	550	432	(765)	(357)
Net unrealized (loss) gain on available-for-sale securities, net of tax benefit (expense) of $1,948 and ($716), ($4,723) and ($1,092), respectively	(608)	1,152	(4,723)	1,765
Other comprehensive (loss) income	(58)	1,584	(5,488)	1,408
Comprehensive (loss) income	($99,071)	$1,736	($97,718)	($9,487)
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 26, 2017	March 27, 2016
	(In thousands)
Cash flows from operating activities:
Net (loss) income	($92,230)	($10,895)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	113,459	119,920
Stock-based compensation	38,417	44,318
Excess tax benefit from stock-based payment arrangements	(1)	(12)
Loss on disposal or impairment of long-lived assets	1,345	16,483
Amortization of premium/discount on investments	4,150	4,100
(Gain) Loss on equity investment	(144)	13,712
Foreign exchange (gain) loss on equity investment	(2,436)	2,220
Deferred income taxes	71,342	537
Changes in operating assets and liabilities:
Accounts receivable, net	16,080	8,594
Inventories	12,064	(17,517)
Prepaid expenses and other assets	11,478	(14,792)
Accounts payable, trade	(10,891)	(18,279)
Accrued salaries and wages and other liabilities	521	(9,626)
Net cash provided by operating activities	163,154	138,763
Cash flows from investing activities:
Purchases of property and equipment	(56,895)	(99,692)
Purchases of patent and licensing rights	(8,876)	(11,034)
Proceeds from sale of property and equipment	1,111	5,199
Purchases of short-term investments	(169,414)	(192,728)
Proceeds from maturities of short-term investments	112,307	228,774
Proceeds from sale of short-term investments	13,613	31,262
Purchase of acquired business, net of cash acquired	—	(12,513)
Net cash used in investing activities	(108,154)	(50,732)
Cash flows from financing activities:
Payment of acquisition-related contingent consideration	(2,775)	—
Proceeds from long-term debt borrowings	373,000	538,000
Payments on long-term debt borrowings	(380,000)	(513,000)
Net proceeds from issuance of common stock	10,160	13,321
Excess tax benefit from stock-based payment arrangements	1	12
Repurchases of common stock	(104,014)	(149,555)
Net cash used in financing activities	(103,628)	(111,222)
Effects of foreign exchange changes on cash and cash equivalents	(432)	(957)
Net decrease in cash and cash equivalents	(49,060)	(24,148)
Cash and cash equivalents:
Beginning of period	166,154	139,710
End of period	$117,094	$115,562
Supplemental disclosure of cash flow information:
Significant non-cash transactions:
Accrued property and equipment	$7,243	$7,317
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
The Company's Wolfspeed business consists of silicon carbide (SiC) materials, power devices and RF devices based on wide bandgap semiconductor materials such as SiC and gallium nitride (GaN). The Company's SiC materials products consist of crystals, bare and epitaxial wafers. The Company's materials products enable devices that power renewable energy, base stations and telecom, traction, industrial motor control, power management, automotive and gemstone applications. The Company's power products consist of SiC Schottky diodes, metal oxide semiconductor field effect transistors (MOSFETs), power modules and gate driver boards. The Company's power devices are used in solar, electric vehicle charging, motor drives, industrial power supplies, IT power supplies, traction and transportation applications. The Company's RF devices consist of GaN die, high-electron mobility transistors (HEMT) and monolithic microwave integrated circuits (MMIC). The Company's RF devices are used in military communications, radar, satellite communications, point to point radio, telecom, data link and broadband amplifier applications.
As discussed more fully below in Note 2, “Termination of Wolfspeed Sale Transaction,” on July 13, 2016, the Company executed a definitive agreement to sell its Wolfspeed business to Infineon Technologies AG (Infineon), which agreement was subsequently terminated on March 6, 2017. As a result of the termination of the agreement, the Company has reclassified the results of the Wolfspeed business as continuing operations in its consolidated statements of (loss) income, and presented it as a separate reportable segment for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations were reclassified as held and used in the consolidated balance sheets for all periods presented.
The majority of the Company's products are manufactured at its production facilities located in North Carolina, Wisconsin and China. The Company also uses contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. The Company operates research and development facilities in North Carolina, Arkansas, California, Wisconsin, India, Italy and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987 and is headquartered in Durham, North Carolina.
The Company's three reportable segments are:

•	Lighting Products

•	LED Products

•	Wolfspeed
For financial results by reportable segment, please refer to Note 14, "Reportable Segments."
Basis of Presentation
The consolidated balance sheet at March 26, 2017, the consolidated statements of (loss) income for the three and nine months ended March 26, 2017 and March 27, 2016, the consolidated statements of comprehensive (loss) income for the three and nine months ended March 26, 2017 and March 27, 2016, and the consolidated statements of cash flows for the nine months ended March 26, 2017 and March 27, 2016 (collectively, the consolidated financial statements) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive income and cash flows at March 26, 2017, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 26, 2016 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2016 (fiscal 2016). The results of operations for the three and nine months ended March 26, 2017 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 25, 2017 (fiscal 2017).
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
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09: Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU simplifies the current stock compensation guidance for tax consequences.  The ASU requires an entity to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in its income statement. The ASU also eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. For cash flows statement purposes, excess tax benefits should be classified as an operating activity and cash payments made to taxing authorities on the employee’s behalf for withheld shares should be classified as financing activity.  The effective date will be the first quarter of the Company's fiscal year ending June 30, 2018.  The Company is currently analyzing the impact of this new pronouncement.
Goodwill Impairment Testing

In January 2017, the FASB issued ASU No. 2017-04: Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the manner in which an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Additionally, the ASU removes the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. The effective date will be the first quarter of the Company's fiscal year ending June 27, 2021. The Company’s adoption of this guidance is not expected to have a significant impact on its consolidated financial statements.
Note 2 – Termination of Wolfspeed Sale Transaction

On July 13, 2016, the Company executed an Asset Purchase Agreement (the APA) with Infineon, which was approved by both the Company’s Board of Directors and Infineon’s Supervisory Board. Pursuant to the APA, the Company agreed to sell to Infineon, and Infineon agreed to (i) purchase from the Company (a) the assets comprising the Company’s power and RF product lines (formerly the Company's Power and RF Products segment), including manufacturing facilities and equipment, inventory, intellectual property rights, contracts, real estate, and the outstanding equity interests of Cree Fayetteville, Inc, one of the Company’s wholly-owned subsidiaries, and (b) certain related portions of the Company’s SiC materials and gemstones business previously included within the LED Products segment and (ii) assume certain liabilities related to the Wolfspeed business.

Beginning in July 2016, the Company classified the results of the Wolfspeed business as discontinued operations in the Company’s consolidated statements of (loss) income for all periods presented. The Company also ceased recording depreciation and amortization of long-lived assets of the Wolfspeed business upon classification as discontinued operations in July 2016. Additionally, the related assets and liabilities associated with the discontinued operations were classified as held for sale in the consolidated balance sheets.

On February 16, 2017, the Company announced that the APA would be terminated because the Company and Infineon were unable to identify alternatives to modify the transaction to address the national security concerns of, and obtain approval from, the Committee on Foreign Investment in the United States, one of the closing conditions under the APA. On March 6, 2017, the Company and Infineon entered into a Termination Agreement pursuant to which the APA was terminated. Pursuant to the APA and the Termination Agreement, Infineon paid the Company a termination fee of $12.5 million in cash on March 10, 2017, which is included in Wolfspeed transaction termination fee in the Company’s consolidated statements of (loss) income and in net cash provided by operating activities in the Company’s consolidated statements of cash flows.

As a result of the announcement of the termination of the APA and the Company’s decision to continue operating the Wolfspeed business, as of February 16, 2017, the Company reclassified the results of the Wolfspeed business as continuing operations in the Company’s consolidated statements of (loss) income, and presented it as a separate reportable segment for all periods presented. Additionally, the related assets and liabilities of the Wolfspeed business were reclassified as held and used in the consolidated balance sheets for all periods presented. The long-lived assets were measured at the lower of their carrying amount before being classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the assets been continuously classified as held and used, or their fair value at the date of the subsequent decision not to sell.

The following table presents the adjustment recognized during the three months ended March 26, 2017 for depreciation and amortization that would have been recognized had the assets been continuously classified as held and used (in thousands):

Inventories	$4,067
Cost of Revenue, net	4,601
Research and development	2,801
Sales, general and administrative	1,161
Amortization or impairment of acquisition-related intangibles	1,569
Total depreciation and amortization adjustment	$14,199
As a result of this adjustment, the depreciation and amortization for the nine months ended March 26, 2017 equals the depreciation and amortization that would have been recognized had the assets been continuously classified as held and used.

Note 3 – Acquisition
On July 8, 2015, the Company closed on the acquisition of Arkansas Power Electronics International, Inc. (APEI), a global leader in power modules and power electronics applications, pursuant to a merger agreement with APEI and certain shareholders of APEI, whereby the Company acquired all of the outstanding share capital of APEI in exchange for a base purchase price of $13.8 million, subject to certain adjustments.  In addition, if certain goals are achieved over the subsequent two years, additional cash payments totaling up to $4.6 million may be made to the former APEI shareholders. Payments totaling $2.8 million were made to the former APEI shareholders in July 2016 based on achievement of the first year goals. The Company expects that the second year goals will also be achieved. In connection with this acquisition, APEI became a wholly owned subsidiary of the Company, renamed Cree Fayetteville, Inc. (Cree Fayetteville). Cree Fayetteville is not considered a significant subsidiary of the Company and its results from operations are reported as part of the Company's Wolfspeed segment.

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
Note 4 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	March 26, 2017	June 26, 2016
Billed trade receivables	$203,645	$217,691
Unbilled contract receivables	1,761	2,135
	205,406	219,826
Allowance for sales returns, discounts and other incentives	(49,048)	(48,710)
Allowance for bad debts	(6,850)	(5,505)
Accounts receivable, net	$149,508	$165,611
Inventories
The following table summarizes the components of inventories (in thousands):

	March 26, 2017	June 26, 2016
Raw material	$72,455	$83,299
Work-in-progress	102,799	96,779
Finished goods	115,879	123,464
Inventories	$291,133	$303,542

Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	March 26, 2017	June 26, 2016
Accrued taxes	$12,286	$12,720
Accrued professional fees	9,153	7,980
Accrued warranty	11,918	20,207
Accrued other	7,258	5,164
Other current liabilities	$40,615	$46,071
Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	March 26, 2017	June 26, 2016
Currency translation gain	$3,860	$4,624
Net unrealized (loss) gain on available-for-sale securities	(620)	4,104
Accumulated other comprehensive income, net of taxes	$3,240	$8,728
Non-Operating Income (Expense), net
The following table summarizes the components of non-operating income (expense) income, net (in thousands):

	Three Months Ended		Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Foreign currency gain (loss), net	$2,434	$348	$1,939	($4,331)
Gain on sale of investments, net	1	47	13	63
Gain (loss) on equity investment	6,443	(790)	160	(13,712)
Interest income, net	927	1,024	2,714	3,541
Other, net	60	88	120	364
Non-operating income (expense), net	$9,865	$717	$4,946	($14,075)

Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified Out of Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statements of (Loss) Income
	Three Months Ended		Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Net unrealized gain on available-for-sale securities, net of taxes	$1	$47	$13	$63	Non-operating income (expense), net
	1	47	13	63	(Loss) income before income taxes
	—	49	—	28	Income tax expense (benefit)
	$1	($2)	$13	$35
Note 5 – Investments
Investments consist of municipal bonds, corporate bonds, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar Electronics Corporation.
The following tables summarize short-term investments (in thousands):

	March 26, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$182,500	$1,266	($218)	$183,548
Corporate bonds	168,792	1,254	(477)	169,569
Non-U.S. certificates of deposit	109,901	—	—	109,901
U.S. certificates of deposit	11,087	—	—	11,087
Commercial paper	678	—	—	678
Total short-term investments	$472,958	$2,520	($695)	$474,783

	June 26, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$186,893	$3,562	($15)	$190,440
Corporate bonds	165,766	3,074	(73)	168,767
Non-U.S. certificates of deposit	73,127	—	—	73,127
U.S. certificates of deposit	3,500	—	—	3,500
Commercial paper	3,317	—	—	3,317
Total short-term investments	$432,603	$6,636	($88)	$439,151

The following tables present the gross unrealized losses and estimated fair value of the Company's short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	March 26, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$51,923	($218)	$—	$—	$51,923	($218)
Corporate bonds	65,492	(477)	—	—	65,492	(477)
Total	$117,415	($695)	$—	$—	$117,415	($695)
Number of securities with an unrealized loss		85		0		85

	June 26, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$2,936	($9)	$3,535	($6)	$6,471	($15)
Corporate bonds	27,578	(73)	—	—	27,578	(73)
Total	$30,514	($82)	$3,535	($6)	$34,049	($88)
Number of securities with an unrealized loss		22		3		25
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses from the sale of investments are included in Non-operating income (expense), net in the consolidated statements of (loss) income and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its securities to be impaired as of March 26, 2017 and June 26, 2016.
The contractual maturities of short-term investments as of March 26, 2017 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$46,459	$108,079	$29,010	$—	$183,548
Corporate bonds	50,835	83,479	35,255	—	169,569
Non-U.S. certificates of deposit	109,901	—	—	—	109,901
U.S. certificates of deposit	6,365	4,722	—	—	11,087
Commercial paper	678	—	—	—	678
Total short-term investments	$214,238	$196,280	$64,265	$—	$474,783

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of March 26, 2017, financial assets utilizing Level 1 inputs included money market funds, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service's consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of March 26, 2017. There were no transfers between Level 1 and Level 2 during the nine months ended March 26, 2017.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	March 26, 2017				June 26, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. agency securities	$—	$—	$—	$—	$—	$—	$—	$—
Non-U.S. certificates of deposit	—	—	—	—	—	137	—	137
Money market funds	3,522	—	—	3,522	576	—	—	576
Total cash equivalents	3,522	—	—	3,522	576	137	—	713
Short-term investments:
Municipal bonds	—	183,548	—	183,548	—	190,440	—	190,440
Corporate bonds	—	169,569	—	169,569	—	168,767	—	168,767
U.S. certificates of deposit	—	11,087	—	11,087	—	3,500	—	3,500
Commercial paper	—	678	—	678	—	3,317	—	3,317
Non-U.S. certificates of deposit	—	109,901	—	109,901	—	73,127	—	73,127
Total short-term investments	—	474,783	—	474,783	—	439,151	—	439,151
Other long-term investments:
Common stock of non-U.S. corporations	—	42,759	—	42,759	—	40,179	—	40,179
Total other long-term investments	—	42,759	—	42,759	—	40,179	—	40,179
Total assets	$3,522	$517,542	$—	$521,064	$576	$479,467	$—	$480,043
Note 7– Intangible Assets
Intangible Assets, net
The following table presents the components of intangible assets, net (in thousands):

	March 26, 2017			June 26, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$141,420	($83,115)	$58,305	$141,420	($78,438)	$62,982
Developed technology	181,728	(127,532)	54,196	181,728	(111,884)	69,844
Non-compete agreements	10,475	(10,379)	96	10,475	(9,994)	481
Trade names, finite-lived	520	(520)	—	520	(520)	—
Patent and licensing rights	150,378	(61,120)	89,258	145,780	(55,957)	89,823
Total intangible assets with finite lives	484,521	(282,666)	201,855	479,923	(256,793)	223,130
Trade names, indefinite-lived	79,680	—	79,680	79,680	—	79,680
Total intangible assets	$564,201	($282,666)	$281,535	$559,603	($256,793)	$302,810
For the three and nine months ended March 26, 2017, total amortization of finite-lived intangible assets was $13.0 million and $29.9 million, respectively. Additionally, as discussed more fully in Note 2, “Termination of Wolfspeed Sale Transaction,” for the three and nine months ended March 26, 2017, total amortization of finite-lived intangible assets includes $3.2 million for amortization that would have been recognized had the Wolfspeed assets been continuously classified as held and used. For the three and nine months ended March 27, 2016, total amortization of finite-lived intangible assets was $10.2 million and $29.9 million, respectively.
Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 25, 2017 (remainder of fiscal 2017)	$14,165
June 24, 2018	31,611
June 30, 2019	18,965
June 28, 2020	14,948
June 27, 2021	13,681
Thereafter	108,485
Total future amortization expense	$201,855

Note 8 – Long-term Debt
As of March 26, 2017, the Company had a $500 million secured revolving line of credit under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2020.
The Company classifies balances outstanding under its line of credit as long-term debt in the consolidated balance sheets. At March 26, 2017, the Company had $153 million outstanding under the line of credit and $347 million available for borrowing. For the three and nine months ended March 26, 2017, the average interest rate was 1.58% and 1.46%, respectively. For the three and nine months ended March 26, 2017 the average commitment fee percentage was 0.09%. The Company was in compliance with all covenants in the line of credit at March 26, 2017.
Note 9 – Shareholders’ Equity
As of March 26, 2017, pursuant to an approval by the Board of Directors, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $300 million for all purchases from August 24, 2016 through the expiration of the program on June 25, 2017. During the nine months ended March 26, 2017, the Company repurchased 4.4 million shares of common stock for $104.1 million under the stock repurchase program.
Note 10– (Loss) Earnings Per Share
The following table presents the computation of basic (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Net (loss) income	($99,013)	$152	($92,230)	($10,895)
Weighted average common shares	97,346	100,606	98,791	102,157
Basic (loss) earnings per share	($1.02)	$—	($0.93)	($0.11)

The following computation reconciles the differences between the basic and diluted (loss) earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Net (loss) income	($99,013)	$152	($92,230)	($10,895)
Weighted average common shares - basic	97,346	100,606	98,791	102,157
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	—	615	—	—
Weighted average common shares - diluted	97,346	101,221	98,791	102,157
Diluted (loss) earnings per share	($1.02)	$—	($0.93)	($0.11)
Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three and nine months ended March 26, 2017, there were 11.3 million and 11.5 million, respectively, of potential common shares not included in the calculation of diluted (loss) earnings per share because their effect was anti-dilutive. For the three and nine months ended March 27, 2016, there were 10.2 million and 11.5 million, respectively, of potential common shares not included in the calculation of diluted (loss) earnings per share because their effect was anti-dilutive.
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

Stock Option Awards
The following table summarizes stock option awards outstanding as of March 26, 2017 and changes during the nine months then ended (numbers of shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 26, 2016	11,247	$40.42
Granted	1,761	$24.52
Exercised	(114)	$26.47
Forfeited or expired	(1,785)	$38.70
Outstanding at March 26, 2017	11,109	$38.32
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of March 26, 2017, and changes during the nine months then ended is as follows (numbers of awards and units in thousands):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 26, 2016	1,631	$31.66
Granted	1,528	$24.62
Vested	(565)	$34.72
Forfeited	(138)	$29.73
Nonvested at March 26, 2017	2,456	$26.78
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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Income Statement Classification:
Cost of revenue, net	$2,229	$3,078	$8,012	$9,221
Research and development	2,542	3,694	8,468	10,554
Sales, general and administrative	6,790	8,084	21,937	24,539
Total stock-based compensation expense	$11,561	$14,856	$38,417	$44,314
Note 12 – Income Taxes
The variation between the Company's effective income tax rate and the U.S. statutory rate of 35% is primarily due to: (i) changes in the Company’s valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income for the full year derived from international locations with lower tax rates than the U.S. and (iii) projected tax credits generated.

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
As of June 26, 2016, the Company's liability for unrecognized tax benefits was $17.7 million. During the nine months ended March 26, 2017, the Company released $4.3 million of its unrecognized tax benefits; $3.7 million following statute expirations, and $0.6 million related to settlement of the audit by the Italian Revenue Agency. As a result, the total liability for unrecognized tax benefits as of March 26, 2017 was $13.4 million. If any portion of this $13.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.2 million of gross unrecognized tax benefits will change in the next 12 months as a result of audit closures and statute requirements.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2014. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2013. For foreign purposes, the Company is generally no longer subject to tax examinations for tax periods 2006 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture. On January 20, 2017, the Company settled an ongoing audit by the Italian Revenue Agency for the fiscal year ended June 30, 2013, resulting in immaterial impact on tax expense.
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. During the third quarter of fiscal 2017, the Company concluded that it was necessary to recognize a full valuation allowance against its U.S. deferred tax assets and other deferred charges primarily due to the Company’s three-year cumulative pre-tax loss position in the U.S. and the termination of the Wolfspeed sale transaction, which was anticipated to generate U.S. taxable income upon the closing of the sale. Based on this evaluation, during the three months ended March 26, 2017, the Company recorded a valuation allowance of $67.6 million against its U.S. deferred tax assets. In addition, the company recognized a related deferred tax charge of $17.9 million.
During the fourth quarter of fiscal 2016, the Company concluded it is likely that sufficient future taxable income needed to fully utilize net operating loss carryovers in Luxembourg will not be generated due to additional losses on the Company’s equity investment held there. As a result, the Company recorded a $9.5 million valuation allowance against the related deferred tax asset, representing the $32.4 million net operating loss carryover net of tax. During the nine months ended March 26, 2017, the Company recorded an additional $0.9 million valuation allowance against the loss carryover deferred tax asset as a result of the $3.2 million year-to-date loss in Luxembourg.

Note 13 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 26, 2016	$21,531
Warranties accrued in current period	24,571
Expenditures	(20,904)
Balance at March 26, 2017	$25,198
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The Company accrues estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. The warranty reserves, which are primarily related to Lighting Products, are evaluated quarterly based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of March 26, 2017, $13.3 million of the Company's product warranty liabilities were classified as long-term.
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
Note 14 – Reportable Segments

The Company's operating and reportable segments are:

•	Lighting Products

•	LED Products

•	Wolfspeed

As discussed more fully in Note 2, “Termination of Wolfspeed Sale Transaction,” on July 13, 2016, the Company executed a definitive agreement to sell the Wolfspeed business to Infineon, which agreement was subsequently terminated on March 6, 2017. As a result of the termination of the agreement, the Company has reclassified the results of the Wolfspeed business as continuing operations in its consolidated statements of (loss) income, and presented it as a separate reportable segment, for all periods presented. For comparative purposes, the prior segment results have been recast to conform to the current segment presentation.
Reportable Segments Description
The Company's Lighting Products segment primarily consists of LED lighting systems and bulbs. The Company's LED Products segment includes LED chips and LED components. The Company's Wolfspeed segment includes power devices, RF devices, and SiC materials.
Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three and nine months ended March 26, 2017 and March 27, 2016. The Company's CODM is the Chief Executive Officer. The Company used the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.

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
The depreciation and amortization adjustment in the table below represents the depreciation and amortization that would have been recognized had the Wolfspeed assets been continuously classified as held and used, as discussed more fully in Note 2, “Termination of Wolfspeed Sale Transaction.” These costs were not allocated to the reportable segments’ gross profit for the three months ended March 26, 2017 because they represent an adjustment which does not provide comparability to the corresponding prior period and therefore were not reviewed by the Company’s CODM when evaluating segment performance and allocating resources. These costs were allocated to the Wolfspeed segment’s gross profit for the nine months ended March 26, 2017 because they provide comparability to the corresponding prior period and were reviewed by the Company’s CODM when evaluating segment performance and allocating resources.
Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Revenue:
Lighting Products revenue	$154,045	$187,714	$546,805	$690,715
LED Products revenue	131,327	135,552	406,858	407,873
Wolfspeed revenue	56,133	43,653	160,401	129,626
Total revenue	$341,505	$366,919	$1,114,064	$1,228,214

Gross Profit and Gross Margin:
Lighting Products gross profit	$35,355	$48,808	$159,415	$190,531
Lighting Products gross margin	23.0%	26.0%	29.2%	27.6%
LED Products gross profit	32,385	42,829	115,499	127,645
LED Products gross margin	24.7%	31.6%	28.4%	31.3%
Wolfspeed gross profit	26,396	22,750	74,737	70,990
Wolfspeed gross margin	47.0%	52.1%	46.6%	54.8%
Total segment gross profit	94,136	114,387	349,651	389,166
Unallocated costs	(3,459)	(5,354)	(13,077)	(15,115)
Depreciation and amortization adjustment	(4,601)	—	—	—
Consolidated gross profit	$86,076	$109,033	$336,574	$374,051
Consolidated gross margin	25.2%	29.7%	30.2%	30.5%

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
Inventories for each of the Company's segments were as follows (in thousands):

	March 26, 2017	June 26, 2016
Lighting Products	$151,698	$172,261
LED Products	111,308	104,544
Wolfspeed	24,041	21,871
Total segment inventories	287,047	298,676
Unallocated inventories	4,086	4,866
Consolidated inventories	$291,133	$303,542

Note 15 - Costs Associated with LED Business Restructuring
In June 2015, the Company’s Board of Directors approved a plan to restructure the LED Products business. The restructuring reduced excess capacity and overhead in order to improve the cost structure moving forward. The primary components of the restructuring include the planned sale or abandonment of certain manufacturing equipment, facility consolidation and the elimination of certain positions. The restructuring activity ended in the second quarter of fiscal 2016. While no charges were incurred for the three months ended March 27, 2016, the Company did realize a gain on the sale of long-lived assets related to the restructuring which were sold for a value in excess of their estimated net realizable value.
The Company incurred a total of $102.4 million pursuant to this restructuring plan. See Note 18, "Costs Associated with LED Business Restructuring" in Part II, Item 8 of the Company's Annual Report on Form 10K for the fiscal year ended June 26, 2016 for additional information. The following table summarizes the actual charges incurred for the three and nine months ended March 27, 2016 (in thousands):

Capacity and Overhead Cost Reductions	Amounts incurred for the three months ended March 27, 2016	Amounts incurred for the nine months ended March 27, 2016	Affected Line Item in the Consolidated Statements of (Loss) Income
Loss on disposal or impairment of long-lived assets	$—	$15,519	Loss on disposal or impairment of long-lived assets
Severance expense	—	264	Sales, general and administrative expenses
Lease termination and facility consolidation costs	—	2,933	Sales, general and administrative expenses
Total restructuring charges	$—	$18,716

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
Our lighting products primarily consist of LED lighting systems and lamps. We design, manufacture and sell lighting fixtures and lamps for the commercial, industrial and consumer markets.
Our LED products consist of LED components and LED chips. Our LED products enable our customers to develop and market LED-based products for lighting, video screens and other industrial applications.
Our Wolfspeed business consists of silicon carbide (SiC) materials, power devices and RF devices based on wide bandgap semiconductor materials such as SiC and gallium nitride (GaN). Our SiC materials products consist of crystals, bare and epitaxial wafers. Our materials products enable devices that power renewable energy, base stations and telecom, traction, industrial motor control, power management, automotive and gemstone applications. Our power products consist of SiC Schottky diodes, metal oxide semiconductor field effect transistors (MOSFETs), power modules and gate driver boards. Our power devices are used in solar, electric vehicle charging, motor drives, industrial power supplies, IT power supplies, traction and transportation applications. Our RF devices consist of GaN die, high-electron mobility transistors (HEMT) and monolithic microwave integrated circuits (MMIC). Our RF devices are used in military communications, radar, satellite communications, point to point radio, telecom, data link and broadband amplifier applications.
As discussed more fully in Note 2, “Termination of Wolfspeed Sale Transaction,” in our consolidated financial statements included in Item 1 of this Quarterly Report, on July 13, 2016, we executed a definitive agreement to sell the Wolfspeed business to Infineon Technologies AG (Infineon), which agreement was subsequently terminated on March 6, 2017. As a result of the termination of the agreement, we have reclassified the results of the Wolfspeed business as continuing operations in our consolidated statements of (loss) income, and presented it as a separate reportable segment, for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations were reclassified as held and used in the consolidated balance sheets for all periods presented.
The majority of our products are manufactured at our production facilities located in North Carolina, Wisconsin, and China. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, Arkansas, California, Wisconsin, India, Italy and China (including Hong Kong).

Cree, Inc. is a North Carolina corporation established in 1987, and our headquarters are in Durham, North Carolina. For further information about our consolidated revenue and earnings, please see our consolidated financial statements included in Item 1 of this Quarterly Report.
Reportable Segments
Our three reportable segments are:

•	Lighting Products

•	LED Products

•	Wolfspeed
For further information about our reportable segments, please refer to Note 14, "Reportable Segments," in our consolidated financial statements included in Item 1 of this Quarterly Report.
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:

•
Overall Demand for Products and Applications using LEDs, SiC power devices and GaN RF devices. Our potential for growth depends significantly on the continued adoption of LEDs within the general lighting markets, the adoption of SiC and GaN substrate and device products in the Power and RF markets, and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, continuously evolving industry supply chains, and evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers.

•
Intense and Constantly Evolving Competitive Environment. Competition in the industries we serve is intense. Many companies have made significant investments in product development and production equipment. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share, increase the utilization of their production capacity and open new applications to the LED, lighting, power and RF markets we serve. To remain competitive, market participants must continuously increase product performance, reduce costs and develop improved ways to serve their customers. To address these competitive pressures, we have invested in research and development activities to support new product development, lower product costs and deliver higher levels of performance to differentiate our products in the market. In addition, we are investing in systems, people and new processes to improve our ability to deliver a better overall experience for our customers.

•
Lighting Sales Channel Development. Commercial lighting is usually sold through lighting agents and distributors in the North American lighting market. The lighting agents typically have exclusive sales rights for a defined territory and are typically aligned with one large lighting company for a large percentage of their product sales. The size, quality and capability of the lighting agent has a significant effect on winning new projects and sales in a given geographic market. While these agents or distributors sell other lighting products, the large traditional lighting companies have taken steps to prevent their channel partners from selling competing product lines. We are constantly working to improve the capabilities of our existing channel partners and increase our share of their sales as well as develop new partners to improve our sales effectiveness in each geographic market.

•
Technological Innovation and Advancement. Innovations and advancements in LEDs, lighting and power and RF technologies continue to expand the potential commercial application for our products. However, new technologies or standards could emerge or improvements could be made in existing technologies that could reduce or limit the demand for our products in certain markets.

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

Overview of the Nine Months Ended March 26, 2017
The following is a summary of our financial results for the nine months ended March 26, 2017:

•	Revenue decreased to $1.1 billion for the nine months ended March 26, 2017 from $1.2 billion for the nine months ended March 27, 2016.

•
Gross profit decreased to $337 million for the nine months ended March 26, 2017 from $374 million for the nine months ended March 27, 2016. Gross margin was 30% for the nine months ended March 26, 2017 and for the nine months ended March 27, 2016.

•
Operating loss was $6 million for the nine months ended March 26, 2017 and for the nine months ended March 27, 2016. Net loss per diluted share was $0.93 for the nine months ended March 26, 2017 compared to net loss per diluted share of $0.11 for the nine months ended March 27, 2016. The increase in net loss per diluted share was primarily due to a depreciation and amortization adjustment, which represents the depreciation and amortization that would have been recognized had the Wolfspeed assets been continuously classified as held and used, and the recognition of a full valuation allowance against our U.S. deferred tax assets and other deferred charges as discussed in Note 2, "Termination of Wolfspeed Sale Transaction" and in Note 12, "Income Taxes," respectively, in our consolidated financial statements included in Item 1 of this Quarterly Report.

•
Cash, cash equivalents and short-term investments were $0.6 billion at March 26, 2017 and June 26, 2016. Cash provided by operating activities was $163 million for the nine months ended March 26, 2017 compared to $139 million for the nine months ended March 27, 2016.

•	Inventories decreased to $291 million at March 26, 2017 compared to $304 million at June 26, 2016.

•	Purchases of property and equipment were $57 million for the nine months ended March 26, 2017 compared to $100 million for the nine months ended March 27, 2016.
Business Outlook
As a result of the termination of the proposed sale of Wolfspeed to Infineon, we continue to focus on growing this business. The Wolfspeed business has performed well this year as our customers have further realized the value of our unique technology. The strength of our balance sheet and improving operating cash flow provides us the ability to invest in Wolfspeed, while continuing to pursue our LED and Lighting growth plans.

We are uniquely positioned as a market leading innovator in all three business segments and target growth in all three businesses over the next several years. These businesses are in different phases of their growth plans and generally operate on different market cycles. This is targeted to provide better business diversity and less cyclical results over time.
We are focused on the following priorities to support our goals of delivering higher revenue and profits over time:

•
Invest in the Wolfspeed business to increase capacity and further develop the technology to support longer term growth opportunities in SiC materials, SiC power devices and modules, and GaN RF devices.

•	Grow Lighting Products revenue and improve margins by investing in our channel relationships, improving execution, and continuing to deliver innovative lighting solutions.

•
Grow the LED Products business by expanding our product offering with new products that leverage our market leadership to serve a larger share of existing customers’ LED demand, while also opening new applications for our technology.

•	Improve the customer experience and service levels in all of our businesses.

Results of Operations
The following table sets forth certain consolidated statement of (loss) income data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended				Nine Months Ended
	March 26, 2017		March 27, 2016		March 26, 2017		March 27, 2016
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue, net	$341,505	100%	$366,919	100%	$1,114,064	100%	$1,228,214	100%
Cost of revenue, net	255,429	75%	257,886	70%	777,490	70%	854,163	70%
Gross profit	86,076	25%	109,033	30%	336,574	30%	374,051	30%
Research and development	41,451	12%	41,871	11%	119,292	11%	127,363	10%
Sales, general and administrative	68,165	20%	64,489	18%	213,136	19%	214,443	17%
Amortization or impairment of acquisition-related intangibles	8,362	2%	7,318	2%	20,707	2%	21,442	2%
Loss (gain) on disposal or impairment of long-lived assets	500	—%	(104)	—%	1,541	—%	16,483	1%
Wolfspeed transaction termination fee	(12,500)	(4)%	—	—%	(12,500)	(1)%	—	—%
Operating loss	(19,902)	(6)%	(4,541)	(1)%	(5,602)	(1)%	(5,680)	—%
Non-operating income (expense), net	9,865	3%	717	—%	4,946	—%	(14,075)	(1)%
Loss before income taxes	(10,037)	(3)%	(3,824)	(1)%	(656)	—%	(19,755)	(2)%
Income tax expense (benefit)	88,976	26%	(3,976)	(1)%	91,574	8%	(8,860)	(1)%
Net (loss) income	($99,013)	(29)%	$152	—%	($92,230)	(8)%	($10,895)	(1)%
Basic (loss) earnings per share	($1.02)		$—		($0.93)		($0.11)
Diluted (loss) earnings per share	($1.02)		$—		($0.93)		($0.11)

Depreciation and Amortization Adjustment

As discussed more fully in Note 2, “Termination of Wolfspeed Sale Transaction,” in our consolidated financial statements included in Item 1 of this Quarterly Report, as a result of the termination of the agreement to sell the Wolfspeed business to Infineon, we have reclassified the results of the Wolfspeed business as continuing operations in our consolidated statements of (loss) income for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations were reclassified as held and used in the consolidated balance sheets for all periods presented. The long-lived assets were measured at the lower of their carrying amount before being classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the assets been continuously classified as held and used or their fair value at the date of the subsequent decision not to sell.

The following table presents the adjustment recognized for the three months ended March 26, 2017 for depreciation and amortization that would have been recognized had the assets been continuously classified as held and used (in thousands):

Inventories	$4,067
Cost of Revenue, net	4,601
Research and development	2,801
Sales, general and administrative	1,161
Amortization or impairment of acquisition-related intangibles	1,569
Total depreciation and amortization adjustment	$14,199

As a result of this adjustment, the depreciation and amortization for the nine months ended March 26, 2017 equals the depreciation and amortization that would have been recognized had the assets been continuously classified as held and used.

LED Business Restructuring
In June 2015, our Board of Directors approved a plan to restructure the LED Products business. The restructuring reduced excess capacity and overhead in order to improve the cost structure moving forward. The primary components of the restructuring include the planned sale or abandonment of certain manufacturing equipment, facility consolidation and the elimination of certain positions. The restructuring activity ended in the second quarter of fiscal 2016. While no charges were incurred for the three months ended March 27, 2016, the Company did realize a gain on the sale of long-lived assets related to the restructuring which were sold for a value in excess of their estimated net realizable value.
We incurred a total of $102.4 million pursuant to this restructuring plan. The following table summarizes the actual charges incurred for the three and nine months ended March 27, 2016 (in thousands):

Capacity and Overhead Cost Reductions	Amounts incurred for the three months ended March 27, 2016	Amounts incurred for the nine months ended March 27, 2016	Affected Line Item in the Consolidated Statements of (Loss) Income
Loss on disposal or impairment of long-lived assets	$—	$15,519	Loss on disposal or impairment of long-lived assets
Severance expense	—	264	Sales, general and administrative expenses
Lease termination and facility consolidation costs	—	2,933	Sales, general and administrative expenses
Total restructuring charges	$—	$18,716
Revenue

Revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 26, 2017	March 27, 2016	Change		March 26, 2017	March 27, 2016	Change
Lighting Products revenue	$154,045	$187,714	($33,669)	(18)%	$546,805	$690,715	($143,910)	(21)%
Percent of revenue	45%	51%			49%	56%
LED Products revenue	131,327	135,552	(4,225)	(3)%	406,858	407,873	(1,015)	—%
Percent of revenue	39%	37%			37%	33%
Wolfspeed revenue	56,133	43,653	12,480	29%	160,401	129,626	30,775	24%
Percent of revenue	16%	12%			14%	11%
Total revenue	$341,505	$366,919	($25,414)	(7)%	$1,114,064	$1,228,214	($114,150)	(9)%
Our consolidated revenue decreased 7% to $341.5 million for the three months ended March 26, 2017 from $366.9 million for the three months ended March 27, 2016. This decrease was driven primarily by the 18% reduction in Lighting Products revenue and the 3% reduction in LED Products revenue, partially offset by the 29% increase in Wolfspeed revenue. For the nine months ended March 26, 2017, our consolidated revenue decreased 9% to $1.1 billion from $1.2 billion for the nine months ended March 27, 2016. This decrease was driven by the 21% decrease in Lighting Products revenue partially offset by the 24% increase in Wolfspeed revenue.
Lighting Products Segment Revenue
Lighting Products revenue represented approximately 45% and 51% of our total revenue for the three months ended March 26, 2017 and March 27, 2016, respectively.
Lighting Products revenue decreased 18% to $154.0 million for the three months ended March 26, 2017 from $187.7 million for the three months ended March 27, 2016 and decreased 21% to $546.8 million for the nine months ended March 26, 2017 from $690.7 million for the nine months ended March 27, 2016. The decrease in revenue for the three months ended March 26, 2017 compared to the three months ended March 27, 2016 was due to an 18% decrease in the number of overall units sold. The decrease in commercial units sold for the period was due to the lower project win rates related primarily to driver quality holds that occurred in the December 2016 quarter and the commercial lighting market being seasonally slower than forecast.

The decrease in revenue for the nine months ended March 26, 2017 compared to the nine months ended March 27, 2016 was due to a 16% decrease in units sold and a 12% decrease in Average Selling Price (ASP), partially offset by incremental revenue associated with a patent license issuance fee in connection with a patent license agreement. The decrease in units sold was due to lower sales of both commercial lighting fixtures and consumer bulbs. The decreases in ASP were due to lower consumer bulb sale prices year over year that were partially offset by an increase in commercial lighting fixtures ASPs.
LED Products Segment Revenue
LED Products revenue represented 39% and 37% of our total revenue for the three months ended March 26, 2017 and March 27, 2016, respectively.
LED Products revenue decreased 3% to $131.3 million for the three months ended March 26, 2017 from $135.6 million for the three months ended March 27, 2016 and decreased slightly to $406.9 million for the nine months ended March 26, 2017 from $407.9 million for the nine months ended March 27, 2016. The decrease in revenue for the three months ended March 26, 2017 compared to the three months ended March 27, 2016 was due primarily to a 10% decrease in ASP partially offset by a 7% increase in the number of units sold. The decrease in revenue for the nine months ended March 26, 2017 compared to the nine months ended March 27, 2016 was due to a decrease in licensing revenue and a 4% decrease in ASP, partially offset by a 5% increase in units sold. The decreases in ASP for the respective periods were due to competitive pricing pressures and a less favorable mix of LED products sold.
Wolfspeed Segment Revenue
Wolfspeed revenue represented approximately 16% and 12% of our total revenue for the three months ended March 26, 2017 and March 27, 2016, respectively.
Wolfspeed revenue increased 29% to $56.1 million for the three months ended March 26, 2017 from $43.7 million for the three months ended March 27, 2016 and increased 24% to $160.4 million for the nine months ended March 26, 2017 from $129.6 million for the nine months ended March 27, 2016. The increase in revenue for the three months ended March 26, 2017 as compared to the three months ended March 27, 2016 was due to a 50% increase in the number of units sold, partially offset by an 11% decrease in ASP and a decline in contract revenue. The increase in revenue for the nine months ended March 26, 2017 compared to the nine months ended March 27, 2016 was due to a 39% increase in the number of units sold, partially offset by a 7% decrease in ASP. The increases in units sold were across all materials, power and RF device products. The decreases in ASP were due to a decrease in both power and RF device product ASP's resulting from a greater mix of lower priced power and RF products.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 26, 2017	March 27, 2016	Change		March 26, 2017	March 27, 2016	Change
Lighting Products gross profit	$35,355	$48,808	($13,453)	(28)%	$159,415	$190,531	($31,116)	(16)%
Lighting Products gross margin	23.0%	26.0%			29.2%	27.6%
LED Products gross profit	32,385	42,829	(10,444)	(24)%	115,499	127,645	(12,146)	(10)%
LED Products gross margin	24.7%	31.6%			28.4%	31.3%
Wolfspeed gross profit	26,396	22,750	3,646	16%	74,737	70,990	3,747	5%
Wolfspeed gross margin	47.0%	52.1%			46.6%	54.8%
Unallocated costs	(3,459)	(5,354)	1,895	(35)%	(13,077)	(15,115)	2,038	(13)%
Depreciation and amortization adjustment	(4,601)	—	(4,601)	N/A	—	—	—	N/A
Consolidated gross profit	$86,076	$109,033	($22,957)	(21)%	$336,574	$374,051	($37,477)	(10)%
Consolidated gross margin	25.2%	29.7%			30.2%	30.5%
Our consolidated gross profit decreased 21% to $86.1 million for the three months ended March 26, 2017 from $109.0 million for the three months ended March 27, 2016. Our consolidated gross margin decreased to 25.2% for the three months ended March 26, 2017 from 29.7% for the three months ended March 27, 2016. Our consolidated gross profit decreased 10% to $336.6 million for the nine months ended March 26, 2017 from $374.1 million for the nine months ended March 27, 2016. Our consolidated gross margin decreased to 30.2% for the nine months ended March 26, 2017 from 30.5% for the nine months ended March 27, 2016.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit decreased 28% to $35.4 million for the three months ended March 26, 2017 from $48.8 million for the three months ended March 27, 2016 and decreased 16% to $159.4 million for the nine months ended March 26, 2017 from $190.5 million for the nine months ended March 27, 2016. Lighting Products gross margin decreased to 23.0% for the three months ended March 26, 2017 from 26.0% for the three months ended March 27, 2016 and increased to 29.2% for the nine months ended March 26, 2017 from 27.6% for the nine months ended March 27, 2016. The decrease in Lighting Products gross profit for the three months ended March 26, 2017 was primarily due to lower commercial lighting fixture sales, lower commercial factory utilization and higher commercial lighting product warranty reserves. The decrease in gross profit for the nine months ended March 26, 2017 was due to lower commercial lighting fixture sales and incrementally higher commercial lighting product warranty reserves, partially offset by patent license issuance fee revenue. The decrease in gross margin for the three months ended March 26, 2017 was primarily due to lower commercial lighting factory utilization and higher product warranty reserves. The increase in gross margin for the nine months ended March 26, 2017 was primarily due to patent license issuance fee revenue, partially offset by the incremental commercial lighting product warranty reserves.
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit decreased 24% to $32.4 million for the three months ended March 26, 2017 from $42.8 million for the three months ended March 27, 2016 and decreased 10% to $115.5 million for the nine months ended March 26, 2017 from $127.6 million for the nine months ended March 27, 2016. LED Products gross margin decreased to 24.7% for the three months ended March 26, 2017 from 31.6% for the three months ended March 27, 2016 and decreased to 28.4% for the nine months ended March 26, 2017 from 31.3% for the nine months ended March 27, 2016. The decreases in gross profit and gross margin are due to lower pricing resulting from the increased global competition for LED products, higher costs associated with new product ramp ups and a less favorable mix of LED products sold.
Wolfspeed Segment Gross Profit and Gross Margin
Wolfspeed gross profit increased 16% to $26.4 million for the three months ended March 26, 2017 from $22.8 million for the three months ended March 27, 2016 and increased 5% to $74.7 million for the nine months ended March 26, 2017 from $71.0 million for the nine months ended March 27, 2016. Wolfspeed gross margin decreased to 47.0% for the three months ended March 26, 2017 from 52.1% for the three months ended March 27, 2016 and decreased to 46.6% for the nine months ended March 26, 2017 from 54.8% for the nine months ended March 27, 2016. The increases in gross profit are primarily due to higher revenue. The decreases in gross margin are primarily due to costs associated with new product ramp ups related to new customer sales and changes in product mix.
Unallocated Costs
Unallocated costs were $3.5 million and $5.4 million for the three months ended March 26, 2017 and March 27, 2016, respectively. For the nine months ended March 26, 2017 and March 27, 2016, unallocated costs were $13.1 million and $15.1 million, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our Chief Operating Decision Maker does not review them regularly when evaluating segment performance and allocating resources. The decrease for the three months ended March 26, 2017 as compared to the three months ended March 27, 2016 was primarily attributable to lower stock-based and incentive compensation. The decrease for the nine months ended March 26, 2017 as compared to the nine months ended March 27, 2016 was primarily attributable to lower stock-based compensation and lower patent amortization expense.
Depreciation and Amortization Adjustment
Depreciation and amortization adjustment was $4.6 million and $0 for the three months ended March 26, 2017 and March 27, 2016, respectively. As discussed above, the depreciation and amortization adjustment impacting cost of revenue, net of $4.6 million for the three and nine months ended March 26, 2017, represents the depreciation and amortization that would have been recognized had the Wolfspeed assets been continuously classified as held and used from July 16, 2016 through December 25, 2016. These costs were not allocated to the reportable segments’ gross profit for the three months ended March 26, 2017 because they represent an adjustment which does not provide comparability to the corresponding prior period and therefore were not reviewed by the Company’s CODM when evaluating segment performance and allocating resources. These costs were allocated to the Wolfspeed segment’s gross profit for the nine months ended March 26, 2017 because they provide comparability to the corresponding prior period and were reviewed by the Company’s CODM when evaluating segment performance and allocating resources.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following table sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 26, 2017	March 27, 2016	Change		March 26, 2017	March 27, 2016	Change
Research and development	$41,451	$41,871	($420)	(1)%	$119,292	$127,363	($8,071)	(6)%
Percent of revenue	12%	11%			11%	10%
Research and development expenses for the three months ended March 26, 2017 decreased 1% to $41.5 million from $41.9 million for the three months ended March 27, 2016. For the nine months ended March 26, 2017, research and development expenses decreased 6% to $119.3 million from $127.4 million for the nine months ended March 27, 2016. These decreases were primarily due to cost management and the nature of current research and development projects. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities. Additionally, as discussed above, research and development expenses for the three months ended March 26, 2017 include an adjustment of $2.8 million for depreciation and amortization that would have been recognized had the Wolfspeed assets been continuously classified as held and used. As a result of this adjustment, the depreciation and amortization for the nine months ended March 26, 2017 equals the depreciation and amortization that would have been recognized had the Wolfspeed assets been continuously classified as held and used.

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

	Three Months Ended				Nine Months Ended
	March 26, 2017	March 27, 2016	Change		March 26, 2017	March 27, 2016	Change
Sales, general and administrative	$68,165	$64,489	$3,676	6%	$213,136	$214,443	($1,307)	(1)%
Percent of revenue	20%	18%			19%	17%
Sales, general and administrative expenses of $68.2 million for the three months ended March 26, 2017 increased 6% from the $64.5 million for the three months ended March 27, 2016. For the nine months ended March 26, 2017, sales, general and administrative expenses decreased 1% to $213.1 million from $214.4 million for the nine months ended March 27, 2016. The increase for the three months ended March 26, 2017 was primarily due to higher Wolfspeed transaction-related expenses, partially offset by lower variable sales expense resulting from the decrease in lighting revenue. Additionally, as discussed above, sales, general and administrative expenses for the three months ended March 26, 2017 include an adjustment of $1.2 million for depreciation and amortization that would have been recognized had the Wolfspeed assets been continuously classified as held and used. As a result of this adjustment, the depreciation and amortization for the nine months ended March 26, 2017 equals the depreciation and amortization that would have been recognized had the Wolfspeed assets been continuously classified as held and used. The decrease for the nine months ended March 26, 2017 was primarily due to lower variable sales expense resulting from the decrease in lighting revenue, a decrease in litigation spending and lower brand spending, partially offset by higher Wolfspeed transaction-related expenses.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names. Amortization of intangible assets related to our acquisitions was as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 26, 2017	March 27, 2016	Change		March 26, 2017	March 27, 2016	Change
Customer relationships	$2,074	$1,594	$480	30%	$4,677	$4,808	($131)	(3)%
Developed technology	5,467	4,945	522	11%	14,835	14,836	(1)	—%
In-process research and development	766	270	496	184%	811	270	541	200%
Non-compete agreements	55	509	(454)	(89)%	384	1,528	(1,144)	(75)%
Total amortization	$8,362	$7,318	$1,044	14%	$20,707	$21,442	($735)	(3)%
Amortization of acquisition-related intangibles was $8.4 million for the three months ended March 26, 2017 compared to $7.3 million for the three months ended March 27, 2016 and $20.7 million for the nine months ended March 26, 2017 compared to the $21.4 million for the nine months ended March 27, 2016.
Additionally, as discussed above, amortization or impairment of acquisition-related intangibles for the three months ended March 26, 2017 includes an adjustment of $1.6 million for amortization that would have been recognized had the Wolfspeed assets been continuously classified as held and used. As a result of this adjustment, the depreciation and amortization for the nine months ended March 26, 2017 equals the amortization that would have been recognized had the Wolfspeed assets been continuously classified as held and used.
Loss (Gain) on Disposal or Impairment of Long-Lived Assets
We operate a capital intensive business. As such, we dispose of a certain level of our equipment in the normal course of business as our production processes change due to production improvement initiatives or product mix changes. Due to the risk of technological obsolescence or changes in our production process, we regularly review our equipment and capitalized patent costs for possible impairment.
The following table sets forth our loss (gain) on disposal or impairment of long-lived assets (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 26, 2017	March 27, 2016	Change		March 26, 2017	March 27, 2016	Change
Loss (gain) on disposal or impairment of long-lived assets	$500	($104)	$604	(581)%	$1,541	$16,483	($14,942)	(91)%
We recognized a net loss of $0.5 million and a net gain of $0.1 million on the disposal of long-lived assets for the three months ended March 26, 2017 and March 27, 2016, respectively. For the nine months ended March 26, 2017, we recognized a net loss of $1.5 million compared to a net loss of $16.5 million for the nine months ended March 27, 2016. The decrease for the nine months ended March 27, 2016 was primarily due to the planned sale or abandonment of certain long-lived assets to reduce excess manufacturing capacity pursuant to our LED business restructuring discussed above, which was completed in the second quarter of fiscal 2016.
Wolfspeed Transaction Termination Fee
As discussed more fully in Note 2, “Termination of Wolfspeed Sale Transaction,” in our consolidated financial statements included in Item 1 of this Quarterly Report, as a result of the termination of the agreement to sell the Wolfspeed business to Infineon, Infineon paid us a termination fee of $12.5 million in cash on March 10, 2017.

Non-Operating Income (Expense), net
The following table sets forth our non-operating income (expense), net (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 26, 2017	March 27, 2016	Change		March 26, 2017	March 27, 2016	Change
Gain on sale of investments, net	$1	$47	($46)	(98)%	$13	$63	($50)	(79)%
Gain (loss) on equity investment	6,443	(790)	7,233	(916)%	160	(13,712)	13,872	(101)%
Foreign currency gain (loss), net	2,434	348	2,086	599%	1,939	(4,331)	6,270	(145)%
Interest income, net	927	1,024	(97)	(9)%	2,714	3,541	(827)	(23)%
Other, net	60	88	(28)	(32)%	120	364	(244)	(67)%
Non-operating income (expense), net	$9,865	$717	$9,148	1,276%	$4,946	($14,075)	$19,021	(135)%
Gain on sale of investments, net. Gain on sale of investments, net was $1 thousand for the three months ended March 26, 2017 compared to $47 thousand for the three months ended March 27, 2016. For the nine months ended March 26, 2017, gain on sale of investments, net was $13 thousand compared to $63 thousand for the nine months ended March 27, 2016.
Gain (loss) on equity investment. Gain on our equity investment in Lextar Electronics Corporation (Lextar), which we account for utilizing the fair value option, was $6.4 million for the three months ended March 26, 2017 compared to a loss on equity investment of $0.8 million for the three months ended March 27, 2016. The gain on equity investment was $0.2 million for the nine months ended March 26, 2017 compared to a loss of $13.7 million for the nine months ended March 27, 2016. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price declined from 15.70 New Taiwanese Dollars (TWD) at June 26, 2016 to 13.30 TWD at December 25, 2016 and increased to 15.70 TWD at March 26, 2017. This volatile stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. Any future stock price changes will be recorded as further gains or losses on equity investment based on the increase or decrease, respectively, in the fair value of the investment during the applicable fiscal period. Further losses could have a material adverse effect on our results of operations.
Foreign currency gain (loss), net. Foreign currency gain (loss), net consisted primarily of remeasurement adjustments resulting from our investment in Lextar and consolidating our international subsidiaries. The foreign currency gain for the three and nine months ended March 26, 2017 was primarily due to favorable fluctuation in the exchange rate between the TWD and the United States Dollar related to our Lextar investment as well as favorable fluctuations in the exchange rates between both the Chinese Yuan and the Euro and the United States Dollar. The foreign currency gain for the three months ended March 27, 2016 was primarily due to favorable fluctuations in the exchange rates between both the TWD to the United States Dollar, partially offset by unfavorable fluctuation in the exchange rate between the Chinese Yuan and the United States Dollar. The foreign currency loss for the nine months ended March 27, 2016 was primarily due to unfavorable fluctuation in the exchange rate between the Chinese Yuan and the United States Dollar as well as between the TWD and the United States Dollar related to our Lextar investment, partially offset by favorable fluctuation between the Euro and the United States Dollar.
Interest income, net. Interest income, net was $0.9 million for the three months ended March 26, 2017 compared to $1.0 million for the three months ended March 27, 2016. For the nine months ended March 26, 2017, interest income, net was $2.7 million compared to $3.5 million for the nine months ended March 27, 2016. The decrease in interest income, net for the three and nine months ended March 26, 2017 was primarily due to lower invested balances and higher interest expense due to higher borrowing rates associated with our line of credit as compared to the three and nine months ended March 27, 2016.
Other, net. Other, net was income of $60 thousand for the three months ended March 26, 2017 compared to income of $88 thousand for the three months ended March 27, 2016. For the nine months ended March 26, 2017, other, net was income of $120 thousand compared to income of $364 thousand for the nine months ended March 27, 2016.
Income Tax Expense (Benefit)
The following table sets forth our income tax expense (benefit) in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 26, 2017	March 27, 2016	Change		March 26, 2017	March 27, 2016	Change
Income tax expense (benefit)	$88,976	($3,976)	$92,952	(2,338)%	$91,574	($8,860)	$100,434	(1,134)%
Effective tax rate	(886.5)%	104.0%			(13,959.5)%	44.8%

The variation between our effective income tax rate and the U.S. statutory rate of 35% is due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income for the full year derived from international locations with lower tax rates than the U.S., and (iii) projected tax credits generated.
We recognized an income tax expense of $89.0 million for an effective tax rate of (886.5)% for the three months ended March 26, 2017 as compared to income tax benefit of $4.0 million for an effective tax rate of 104.0% for the three months ended March 27, 2016. For the nine months ended March 26, 2017, we recognized income tax expense of $91.6 million for an effective tax rate of (13,959.5)% compared to an income tax benefit of $8.9 million for an effective tax rate of 44.8% for the nine months ended March 27, 2016. The decrease in our effective tax rate for the three and nine months ended March 26, 2017 was primarily due to the establishment of a valuation allowance against our U.S. deferred tax assets and other deferred charges in a period of a pre-tax loss, as discussed more fully in Note 12, “Income Taxes” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report.
Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities, cash generated from operations and availability under our line of credit. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have a $500 million line of credit as discussed in Note 8, “Long-term Debt,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The purpose of this facility is to provide short-term flexibility to optimize returns on our cash and investment portfolio while funding share repurchases, capital expenditures and other general business needs.
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

The following table presents the components of our cash conversion cycle:

	Three Months Ended
	March 26, 2017	June 26, 2016	Change
Days of sales outstanding(a)	39	38	1
Days of supply in inventory(b)	103	99	4
Days in accounts payable(c)	(44)	(43)	(1)
Cash conversion cycle	98	94	4

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

The increase in our cash conversion cycle was primarily driven by an increase in days of supply in inventory.
As of March 26, 2017, we had unrealized losses on our investments of $0.7 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at March 26, 2017 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of March 26, 2017.
Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Nine Months Ended
	March 26, 2017	March 27, 2016	Change
Net cash provided by operating activities	$163,154	$138,763	$24,391	18%
Net cash used in investing activities	(108,154)	(50,732)	(57,422)	113%
Net cash used in financing activities	(103,628)	(111,222)	7,594	(7)%
Effects of foreign exchange changes on cash and cash equivalents	(432)	(957)	525	(55)%
Net decrease in cash and cash equivalents	($49,060)	($24,148)	($24,912)
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.

Cash Flows from Operating Activities
Net cash provided by operating activities increased to $163.2 million for the nine months ended March 26, 2017 from $138.8 million for the nine months ended March 27, 2016. This increase was primarily due to cash generated from working capital, partially offset by a decrease in pre-tax income year over year.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash used in investing activities was $108.2 million for the nine months ended March 26, 2017 and net cash used in investing activities was $50.7 million for the nine months ended March 27, 2016. Net purchases of short-term investments increased $110.8 million for the nine months ended March 26, 2017 compared to the nine months ended March 27, 2016. This was partially offset by a $45.0 million decrease in our capital spending for the nine months ended March 26, 2017 compared to the nine months ended March 27, 2016. The nine months ended March 27, 2016 included $12.5 million in net spend relative to the Arkansas Power Electronics International, Inc. (APEI) acquisition.
For fiscal 2017, we target approximately $95 million of capital investment, which is primarily related to infrastructure projects to support our longer term growth and strategic priorities.
Cash Flows from Financing Activities
Net cash used in financing activities was $103.6 million for the nine months ended March 26, 2017 compared to $111.2 million for the nine months ended March 27, 2016. For the nine months ended March 26, 2017, our financing activities primarily consisted of the repurchase of common stock worth approximately $104.0 million, net repayment on our line of credit of $7.0 million and payment of acquisition-related contingent consideration of $2.8 million, partially offset by proceeds of $10.2 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit from those exercises. For the nine months ended March 27, 2016, our financing activities primarily consisted of the repurchase of common stock worth approximately $149.6 million, partially offset by net borrowings on our line of credit of $25.0 million, and proceeds of $13.3 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit from those exercises.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 26, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our future success may depend on our ability to deliver new, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products which impacted our results, such as in our fiscal 2016 third quarter and beyond. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable products;

•	the accuracy of our predictions for market requirements;

•	our ability to predict, influence and/or react to evolving standards;

•	acceptance of our new product and systems designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs;

•	our ability to effectively transfer increasingly complex products and technology from development to manufacturing;

•	our customers’ ability to develop competitive products incorporating our products; and

•	market acceptance of our products and our customers’ products.
If any of these or other similar factors becomes problematic, we may not be able to deliver and introduce new products in a timely or cost-effective manner.
We face significant challenges managing our growth strategy.
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:

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

We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. For example, the implementation of a new information technology platform at our Racine operations in our 2016 fiscal third quarter led to service interruptions that resulted in lower commercial lighting orders and revenues during that quarter and beyond. Allocation and effective management of the resources necessary to successfully implement, integrate, train personnel and sustain this new platform will remain critical to ensure that we are not subject to transaction errors, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through a security breach in the near term. Additionally, we face these same risks if we fail to allocate and effectively manage the resources necessary to build, implement, upgrade, integrate and sustain appropriate technology infrastructure over the longer term.

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
The industries we serve are in different stages of adoption and are characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles in the case of the LED industry and fluctuations in product supply and demand. The LED, power and RF industries have experienced significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. The semiconductor industry is characterized by rapid technological change, high capital expenditures, short product life cycles and continuous advancements in process technologies and manufacturing facilities. As the markets for our products mature, additional fluctuations may result from variability and consolidations within the industry’s customer base. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. These fluctuations have also been characterized by higher demand for key components and equipment used in, or in the manufacture of, our products resulting in longer lead times, supply delays and production disruptions.
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
We have expanded into business channels that are different from those in which we have historically operated as we grow our business and sell more lighting, LED, power and RF products. Our sales agents have in the past and may in the future choose to drop our product lines from their portfolio to avoid losing access to our competitors’ products, resulting in a disruption in the project pipeline and lower than targeted sales for our products. Our sales agents have the ability to shift business to different suppliers within their product portfolio based on a number of factors, including customer service and new product availability. We sell a portion of our lighting products through retailers who may alter their promotional pricing or inventory strategies, which could impact our targeted sales of these products. If we are unable to effectively penetrate these channels or develop alternate channels to ensure our products are reaching the intended customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the timeline established by our customers.
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
The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture and sell LED chips and LED components. In the lighting market, we compete with companies that manufacture and sell traditional and LED lighting products, many of which have larger and more established sales channels. In the semiconductor market, we compete with companies that have greater market share, name recognition and technical resources than we do. Competitors continue to offer new products with aggressive pricing, additional features and improved performance. Competitive pricing pressures remain a challenge and continue to accelerate the rate of decline in our sales prices, particularly in our LED Products and Wolfspeed segments. Aggressive pricing actions by our competitors in our businesses could reduce margins if we are not able to reduce costs at an equal or greater rate than the sales price decline.
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
As competition increases, we need to continue to develop new products that meet or exceed the needs of our customers. Therefore, our ability to continually produce more efficient and lower cost LEDs, lighting products and power and RF products that meet the evolving needs of our customers will be critical to our success. Competitors may also try to align with some of our strategic customers. This could lead to lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.
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

Due to the proportionately high fixed cost nature of our business (such as facility costs), if demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs to correspond to the demand.  This could result in lower margins and adversely impact our business and results of operations.  Additionally, if product demand decreases or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower factory utilization, causing higher fixed costs per unit produced. For example, in the third quarter of fiscal 2017 we had lower overall lighting demand which led to higher costs per unit produced from our Racine factory, thereby reducing gross margins for our Lighting Products segment. Further, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write-off charges, as we did in the fourth quarter of fiscal 2015. We may in the future be required to recognize excess capacity charges, which would have a negative impact on our results of operations.
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
The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident after shipment and installation. For example, during the second and third quarters of fiscal 2017 we determined that the quality of several of our commercial lighting products were possibly impacted by third party supplied drivers that did not meet specifications. Therefore, we increased our product warranty reserves for potential future warranty claims. Even if our products meet standard specifications, our customers may attempt to use our products in applications for which they were not designed or in products that were not designed or manufactured properly, resulting in product failures and creating customer satisfaction issues.
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

From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments, joint ventures, divestitures, or spin-offs. If we choose to enter into such transactions, we face certain risks including:

•	the failure of an acquired business, investee or joint venture to meet our performance expectations;

•	identification of additional liabilities relating to an acquired business;

•	loss of existing customers of our current and acquired businesses due to concerns that new product lines may be in competition with the customers’ existing product lines;

•	difficulty integrating an acquired business's operations, personnel and financial and operating systems into our current business;

•	diversion of management attention;

•	difficulty separating the operations, personnel and financial and operating systems of a spin-off or divestiture from our current business;

•	the possibility we are unable to complete the transaction and expend substantial resources without achieving the desired benefit;

•	uncertainty of the financial markets or circumstances that cause conditions that are less favorable and/or different than expected; and

•	expenses incurred to complete a transaction may be significantly higher than anticipated.
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
Through acquisitions and organic growth, we continue to expand into new markets and new market segments. Many of our existing customers who purchase our LED products or Wolfspeed substrate materials develop and manufacture products using those wafers, chips and components that are offered into the same lighting, power and RF markets. As a result, some of our current customers perceive us as a competitor in these market segments. In response, our customers may reduce or discontinue their orders for our LED or Wolfspeed substrate materials products. This reduction in or discontinuation of orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.
Our revenue is highly dependent on our customers’ ability to produce, market and sell more integrated products.
Our revenue in our LED Products and Wolfspeed segments depends on getting our products designed into a larger number of our customers’ products and in turn, our customers’ ability to produce, market and sell their products. For example, we have current and prospective customers that create, or plan to create, lighting systems using our LED components. Even if our customers are able to develop and produce LED lighting products or products that incorporate our power and RF products, there can be no assurance that our customers will be successful in marketing and selling these products in the marketplace.
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
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result from the new U.S presidential administration and the U.S Congress, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations. For example, the results of the United Kingdom’s referendum on whether to remain a part of the European Union have created political and economic uncertainty not only in the United Kingdom, but in many European countries in which we do business. There could be further uncertainty as the United Kingdom negotiates the future terms of its relationship with the European Union following its withdrawal.
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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar, a public company in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of the third quarter of fiscal 2017 with variability between quarters, and may continue to decline in the future. As required by Rule 3-09 of Regulation S-X, we filed Lextar’s financial statements, prepared by Lextar and audited by its independent public accounting firm, as of and for the years ended December 31, 2015 and 2014 as an exhibit to our Annual Report on Form 10-K for the fiscal year ended June 26, 2016.

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

•
changes in the valuation of our deferred tax assets and liabilities. For example, in the third quarter of fiscal 2017 we recognized a full valuation allowance against our U.S. deferred tax assets and other deferred charges primarily due to the our three-year cumulative pre-tax loss position in the U.S. and the termination of the Wolfspeed sale transaction, which was anticipated to generate U.S. taxable income;

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

Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $21.12 to a high of $30.14 during the 12 months ended March 26, 2017. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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

There were no unregistered securities sold during the third quarter of fiscal 2017.
Stock Repurchase Program

The following table summarizes stock repurchase activity for the third quarter of fiscal 2017 (in thousands, except price per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[1]
Shares repurchased under our Stock Repurchase Program
December 26, 2016 to January 22, 2017	—	$—	4,217	$201,484
January 23, 2017 to February 19, 2017	201	$27.83	4,418	$195,898
February 20, 2017 to March 26, 2017	—	$—	4,418	$195,898
Total	201	$27.83

(1)
On August 24, 2016, our Board of Directors approved the extension of our stock repurchase program through June 25, 2017. Pursuant to the program, we are authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $300 million for all purchases from August 24, 2016 through the expiration of the program on June 25, 2017.

Since the inception of our stock repurchase program in January 2001 through March 26, 2017, we have repurchased 38.7 million shares of our common stock at an average price of $28.68 per share with an aggregate value of $1.1 billion. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Termination Agreement, dated as of March 6, 2017, by and between Cree, Inc. and Infineon Technologies AG (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, March 6, 2017, filed with the Securities and Exchange Commission on March 7, 2017)

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
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income (Loss); (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

April 26, 2017

/s/ MICHAEL E. MCDEVITT
Michael E. McDevitt
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Termination Agreement, dated as of March 6, 2017, by and between Cree, Inc. and Infineon Technologies AG (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, March 6, 2017, filed with the Securities and Exchange Commission on March 7, 2017)

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
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of (Loss) Income; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements