Form 10-K
period 2017-06-25
CREE INC
filed 2017-08-23
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 25, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of December 23, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,673,618,543 (based on the closing sale price of $27.46 per share).
The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 18, 2017 was 97,684,861.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 24, 2017 are incorporated by reference into Part III.

CREE, INC.
FORM 10-K
For the Fiscal Year Ended June 25, 2017

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

PART I

Item 1. Business
Overview
Cree, Inc. (Cree, we, our, or us) is a leading innovator of lighting-class light emitting diode (LED) products, lighting products and wide bandgap semiconductor products for power and radio-frequency (RF) applications. Our products are targeted for applications such as indoor and outdoor lighting, video displays, transportation, electronic signs and signals, power supplies, inverters and wireless systems. As discussed more fully below, we operate in three reportable segments: Lighting Products, LED Products and Wolfspeed.
Our lighting products primarily consist of LED lighting systems and lamps. We design, manufacture and sell lighting fixtures and lamps for the commercial, industrial and consumer markets.
Our LED products consist of LED chips and LED components. Our LED products enable our customers to develop and market LED-based products for lighting, video screens, automotive and other industrial applications.
Our Wolfspeed business consists of silicon carbide (SiC) materials, power devices and RF devices based on wide bandgap semiconductor materials such as SiC and gallium nitride (GaN). Our materials products and power devices are used in solar, electric vehicles, motor drives, power supplies and transportation applications. Our RF devices are used in military communications, radar, satellite and telecommunication applications.
As discussed more fully in Note 1, “Business,” in our consolidated financial statements included in Item 8 of this Annual Report, on July 13, 2016, we executed a definitive agreement to sell the Wolfspeed business to Infineon Technologies AG (Infineon). Beginning in July 2016, the Company classified the results of the Wolfspeed business as discontinued operations in the Company's consolidated statements of loss for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the consolidated balance sheets. On March 6, 2017, the definitive agreement with Infineon was terminated. As a result of the termination of the agreement, we have reclassified the results of the Wolfspeed business as continuing operations in our consolidated statements of loss, and presented it as a separate reportable segment, for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations were reclassified as held and used in the consolidated balance sheets for all periods presented.
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
Recent Developments
On April 25, 2017, we announced that we intended to form a joint venture, to be called Cree Venture LED Company, Ltd. (Cree Venture LED), with San’an Optoelectronics Co., Ltd. (San’an) to produce and deliver to market high performing, mid-power lighting class LEDs in an exclusive arrangement to serve the expanding markets of North and South America, Europe and Japan, and serve China and the rest of the world on a non-exclusive basis.
Effective July 17, 2017, we entered into a Shareholders Agreement with San’an and Cree Venture LED pursuant to which we and San’an funded our contributions to Cree Venture LED and agreed upon the management and operation of Cree Venture LED. We contributed $5.1 million for a 51% ownership interest and San’an contributed $4.9 million for a 49% ownership interest. Cree Venture LED will have a five-member board of directors, three of which will be designated by Cree and two of which will be designated by San’an.
In connection with forming Cree Venture LED and entering into the Shareholders Agreement, Cree Venture LED and San’an also entered into a manufacturing agreement pursuant to which San’an will supply Cree Venture LED with mid-power LED products, and we and Cree Venture LED entered into a sales agency agreement pursuant to which we will be the independent sales representative of Cree Venture LED in the exclusive markets, among certain other ancillary agreements related to the transaction.

We target that the parties will finish establishing Cree Venture LED and begin first product qualifications with customers during the remainder of calendar 2017.
Reportable Segments
Our three reportable segments are:

•	Lighting Products

•	LED Products

•	Wolfspeed
Reportable segments are components of an entity that have separate financial data that the entity’s Chief Operating Decision Maker (CODM) regularly reviews when allocating resources and assessing performance. Our CODM is the Chief Executive Officer.
For further information about our reportable segments, please refer to Note 14, “Reportable Segments,” in our consolidated financial statements included in Item 8 of this Annual Report.
Products by Reportable Segment
Lighting Products Segment
Lighting Products revenue was $701.5 million, $889.1 million, and $906.5 million, representing 48%, 55%, and 56% of our revenue for the fiscal years ended June 25, 2017, June 26, 2016 and June 28, 2015, respectively. Lighting Products gross profit was $196.2 million, $238.2 million and $235.5 million and gross margin was 28%, 27% and 26% for the fiscal years 2017, 2016 and 2015, respectively.
Our Lighting Products segment primarily consists of LED lighting systems and lamps. We design, manufacture and sell lighting systems for indoor and outdoor applications, with our primary focus on LED lighting systems for the commercial, industrial and consumer markets. Lighting products are sold to distributors, retailers and direct to customers. Our portfolio of lighting products is designed for use in settings such as office and retail space, restaurants and hospitality, schools and universities, manufacturing, healthcare, airports, municipal, residential, street lighting and parking structures, among other applications.
LED Products Segment
LED Products revenue was $550.3 million, $551.2 million and $555.0 million representing 37%, 34%, and 34% of revenue for the fiscal years ended June 25, 2017, June 26, 2016 and June 28, 2015, respectively. LED Products gross profit was $151.7 million, $173.8 million and $159.0 million and gross margin was 28%, 32% and 29% for the fiscal years 2017, 2016 and 2015, respectively.
Our LED Products segment includes LED chips and LED components.
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
Wolfspeed Segment
Wolfspeed revenue was $221.2 million, $176.3 million, and $171.0 million, representing 15%, 11% and 10% of our revenue for the fiscal years ended June 25, 2017, June 26, 2016 and June 28, 2015, respectively. Wolfspeed gross profit was $103.5 million, $94.6 million and $99.7 million and gross margin was 47%, 54% and 58% for the fiscal years 2017, 2016 and 2015, respectively.
Our Wolfspeed segment includes SiC materials, power devices and RF devices.
SiC Materials
Our SiC materials products consist of crystals, bare and epitaxial wafers. Our SiC materials are targeted for customers who use them to manufacture products for RF, power switching, gemstones and other applications. Corporate, government and university customers also buy SiC materials for research and development directed at RF and high power devices.
Power Devices
Our power device products consist of SiC Schottky diodes, metal oxide semiconductor field effect transistors (MOSFETs), power modules and gate driver boards. Our power products provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Power products are sold primarily to customers and distributors for use in power supplies used in computer servers, solar inverters, uninterruptible power supplies, industrial power supplies and other applications.
RF Devices
Our RF devices consist of GaN die, high-electron mobility transistors (HEMT) and monolithic microwave integrated circuits (MMICs), which are optimized for military, telecom and other commercial applications. Our RF devices are made from SiC and GaN and provide improved efficiency, bandwidths and frequency of operation as compared to silicon or GaAs. We also provide custom die manufacturing for GaN HEMTs and MMICs that allow a customer to design its own custom RF circuits to be fabricated by us, or have us design and fabricate products that meet their specific requirements.
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

When our customers participate in funding our research and development programs, we recognize the amount funded as a reduction of research and development expenses to the extent that our customers’ funding does not exceed our respective research and development costs. Research and development expenses were $158.5 million, $168.8 million and $182.8 million for the fiscal years ended June 25, 2017, June 26, 2016 and June 28, 2015, respectively. For further information about our research and development, see “Research and Development” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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
Customers
We have historically had a few key customers who represented more than 10% of our consolidated revenue. In fiscal 2017, revenue from Arrow Electronics, Inc. (Arrow) accounted for 12% of our total consolidated revenue. In fiscal 2016, revenue from Arrow accounted for 10% of our total consolidated revenue. In fiscal 2015, revenue from Arrow and The Home Depot, Inc. (Home Depot) accounted for 12% and 11% of our total consolidated revenue, respectively. Arrow is a customer of our LED Products and Wolfspeed segments. Home Depot is a customer of our Lighting Products segment. For further discussion regarding customer concentration, please see Note 15, “Concentrations of Risk,” in our consolidated financial statements included in Item 8 of this Annual Report. The loss of any large customer could have a material adverse effect on our business and results of operations.
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
Seasonality
Our Lighting Products segment historically has experienced, and in the future may experience, seasonally lower lighting fixture sales due to winter weather, impacting our fiscal second and third quarters. In addition, the retail lighting industry has historically had seasonally lower sales of light bulbs in the summer, which has impacted our fiscal fourth quarter and which may impact our fiscal first quarter. Our LED Products segment historically has experienced, and in the future may experience, seasonally lower sales during our fiscal third quarter due to the Chinese New Year holiday.  Our Wolfspeed segment is not generally subject to seasonality.
Our sales also vary based on other factors such as customer demand and government regulation.
If anticipated sales or shipments do not occur when expected, our results of operations for that quarter, and potentially for future quarters, may be adversely affected.
Backlog
Our backlog at June 25, 2017, the last day of our 2017 fiscal year, was approximately $453.7 million, compared with a backlog of approximately $181.7 million at June 26, 2016, the last day of our 2016 fiscal year. Because of the generally short cycle time between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which at times may be made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net revenue for any future period. Additionally, our June 25, 2017 backlog contained $36.3 million of research contracts signed with the U.S. Government, for which approximately $29.5 million had not been appropriated as of the last day of fiscal 2017. Our June 26, 2016 backlog contained $45.0 million of research contracts signed with the U.S. Government, for which approximately $33.7 million was not appropriated as of the last day of fiscal 2016. Our backlog could be adversely affected if the U.S. Government exercises its rights to terminate our government contracts or does not appropriate and allocate all of the funding contemplated by the contracts.

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
Lighting Products Segment
Our Lighting Products segment currently faces competition from lighting fixture companies and lamp manufacturers. Lighting companies such as Acuity Brands, Inc., the Cooper Lighting division of Eaton Corporation plc, General Electric Company, Hubbell Incorporated, Koninklijke Philips Electronics N.V. (Philips) and OSRAM Opto Semiconductors GmbH (OSRAM) are the main competitors in this market, but there are also many small and medium sized lighting competitors.
Our LED lighting products compete against traditional lighting products that use incandescent, fluorescent, halogen, ceramic metal halide, high pressure sodium or other lighting technologies. Our LED lighting products compete against traditional lighting products based upon superior energy savings, extended life, improved lighting quality and lower total cost of ownership. We also compete with LED-based products from other lamp and fixture companies, some of which are customers for our LED chips and LED components. Our products compete on the basis of color quality and consistency, superior light output, reduced energy consumption, brand, customer service and lower total cost of ownership.
LED Products Segment
Our LED Products segment’s primary competitors are Nichia Corporation (Nichia), OSRAM, Philips and Samsung LED Company (Samsung).
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
There are many other LED chip producers who sell blue, green and white LED chip products, including OSRAM, Epistar Corporation and San’an. These competitors make products for a variety of applications in a range of performance levels that compete directly with our LED chip products.
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
LED Components
The market for lighting class LED components is concentrated primarily in indoor and outdoor commercial lighting; specialty lighting, including torch lamps (flashlights); color changing architectural lighting; signs and signals; and transportation. Nichia, OSRAM, Lumileds Holding B.V., MLS, Everlight, Seoul Semiconductor and Samsung are the main competitors in these markets. These companies sell LED components that compete indirectly with our target customers for LED chips and compete directly with our XLamp LED components and LED modules. There are a large number of other companies, primarily based in Asia, that offer products designed to compete both directly and indirectly with our LED components in lighting and other applications. We are positioning our XLamp LED components and LED modules to compete in this market based on performance, price and usability.

Our high-brightness LED components compete with a larger number of companies around the world in a variety of applications including signage, video, transportation, gaming and specialty lighting. We are positioning our high-brightness LED components to compete in this market based on performance, price, availability and usability.
Wolfspeed Segment
SiC Materials
We have continued to maintain our well-established leadership position in the sale of SiC bulk material, SiC wafer and SiC and GaN epitaxy products.  As market adoption of the technology grows with rapidly expanding power and RF device designs, we are experiencing increased competition from companies such as Dow Corning, II-VI Advanced Materials, SiCrystal, Nippon Steel and Sumitomo Metal Corporation.  We believe our leading technology and leveraged production scale position us to reliably supply production volumes to the device manufacturers in the market.
Power Devices
Our SiC-based power devices compete with SiC power semiconductor solutions offered by Infineon, Microsemi Corporation, Mitsubishi Electric Corporation, Rohm Co. Ltd. and STMicroelectronics, Inc. Our products also compete with existing semiconductor devices offered by a variety of manufacturers. Our power products compete in the power semiconductor market on the basis of performance, reliability and overall system price.
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
Patents and Other Intellectual Property Rights
We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants, purchases and assignments, rights to patents on inventions originally developed by others. As of June 25, 2017, we owned or were the exclusive licensee of 2,105 issued U.S. patents and approximately 3,082 foreign patents with various expiration dates extending up to 2041. We do not consider our business to be materially dependent upon any one patent, and we believe our business will not be materially adversely affected by the expiration of any one patent. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets by keeping confidential the information that we believe provides us with a competitive advantage. We attempt to create strong brands for our products and promote our products through trademarks that distinguish them in the market. We may license our customers to use our trademarks in connection with the sale of our products, and we monitor for the proper and authorized use of our marks.
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
Employees
As of June 25, 2017, we employed 6,039 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights.
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
Our future success may depend on our ability to deliver new, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products which has impacted our results in the past, such as in our fiscal 2016 third quarter and beyond. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

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

•	expand research and development, sales and marketing, technical support, distribution capabilities, manufacturing planning and administrative functions;

•	manage organizational complexity and communication;

•	expand the skills and capabilities of our current management team;

•	add experienced senior level managers and executives;

•	attract and retain qualified employees; and

•	adequately maintain and adjust the operational and financial controls that support our business.
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
As customer demand for our products changes, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase or decrease our production capacity at our targeted rate or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets. For example, our Wolfspeed business is currently experiencing demand in excess of our production capacity, which is resulting in longer manufacturing lead times to customers as we manage our constrained capacity. While we began in fiscal 2016 making significant investments to expand our materials, power and RF device capacity and continue to do so, these investments take time to bring in, install and get fully qualified. As a result, we may be unable to build or qualify such new capacity on a timely basis to meet customer demand and customers may fulfill their orders with one of our competitors instead. In addition, as we introduce new products and change product generations, we must balance the production and inventory of prior generation products with the production and inventory of new generation products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling.
Due to the proportionately high fixed cost nature of our business (such as facility costs), if demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs to correspond to the demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand decreases or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower factory utilization, causing higher fixed costs per unit produced. For example, in the third quarter of fiscal 2017, we had lower overall lighting demand which led to higher costs per unit produced from our Racine factory, thereby reducing gross margins for our Lighting Products segment. Further, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write-off charges, as we did in the fourth quarter of fiscal 2015. We may in the future be required to recognize excess capacity charges, which would have a negative impact on our results of operations.
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
The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident after shipment and installation. For example, during the second and third quarters of fiscal 2017, we determined that the quality of several of our commercial lighting products were possibly impacted by third party supplied drivers that did not meet specifications. Therefore, we increased our product warranty reserves for potential future warranty claims. Even if our products meet standard specifications, our customers may attempt to use our products in applications for which they were not designed or in products that were not designed or manufactured properly, resulting in product failures and creating customer satisfaction issues.
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
We receive a significant amount of our revenue from a limited number of customers, including distributors and retailers, one of which represented 12% of our consolidated revenue in fiscal 2017. Most of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. In the case of retailers, these customers may alter their promotional pricing; increase promotion of competitors' products over our products; or reduce their inventory levels; all of which could negatively impact our financial condition and results of operations. If our customers alter their purchasing behavior, if our customers’ purchasing behavior does not match our expectations or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.
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
From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments, joint ventures, divestitures, or spin-offs. If we choose to enter into such transactions, we face certain risks including:

•	the failure of an acquired business, investee or joint venture to meet our performance and financial expectations;

•	identification of additional liabilities relating to an acquired business;

•	loss of existing customers of our current and acquired businesses due to concerns that new product lines may be in competition with the customers’ existing product lines;

•	difficulty integrating an acquired business's operations, personnel and financial and operating systems into our current business;

•	diversion of management attention;

•	difficulty separating the operations, personnel and financial and operating systems of a spin-off or divestiture from our current business;

•	the possibility we are unable to complete the transaction and expend substantial resources without achieving the desired benefit;

•	the inability to obtain required regulatory agency approvals;

•	uncertainty of the financial markets or circumstances that cause conditions that are less favorable and/or different than expected; and

•	expenses incurred to complete a transaction may be significantly higher than anticipated.

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

Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result from the new U.S. presidential administration and the U.S. Congress, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations. For example, the results of the United Kingdom’s referendum on whether to remain a part of the European Union have created political and economic uncertainty not only in the United Kingdom, but in many European countries in which we do business. There could be further uncertainty as the United Kingdom negotiates the future terms of its relationship with the European Union following its withdrawal.
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
On May 19, 2017, we announced that we were accelerating the succession planning process for our chief executive officer and that Charles M. Swoboda will step down from his executive positions and as a member of the Board of Directors following a transition period. Our CEO search process, which is being led by a search committee of the Board, to identify a candidate for a permanent Chief Executive Officer and President continues, and we are working with an executive search firm to assist with the process of identifying and evaluating both internal and external candidates. There are no assurances concerning the timing or outcome of our search for a new Chief Executive Officer. Our ability to execute our business strategies and attract and retain key executives may be adversely affected by the uncertainty associated with the transition to a successor Chief Executive Officer.
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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar Electronics Corporation (Lextar), a public company in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of fiscal 2017 with variability between quarters, and may continue to decline in the future. As required by Rule 3-09 of Regulation S-X, we filed Lextar’s financial statements, prepared by Lextar and audited by its independent public accounting firm, as of and for the years ended December 31, 2015 and 2014 as an exhibit to this Annual Report.
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
Global financial markets continue to reflect uncertainty. Given these uncertainties, there could be future disruptions in the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, including our distributors and their customers, may experience difficulty obtaining the working capital and other financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.
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

•
changes in the valuation of our deferred tax assets and liabilities. For example, in the third quarter of fiscal 2017 we recognized a full valuation allowance against our U.S. deferred tax assets and other deferred charges primarily due to our three-year cumulative pre-tax loss position in the U.S. and the termination of the Wolfspeed sale transaction, which was anticipated to generate U.S. taxable income;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including impairment of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	the recognition and measurement of uncertain tax positions;

•	variations in realized tax deductions for certain stock-based compensation awards (such as non-qualified stock options and restricted stock) from those originally anticipated; and

•
the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes or any changes in legislation that may result in these earnings being taxed within the U.S., regardless of our decision regarding repatriation of funds.

Any significant increase or decrease in our future effective tax rates could impact net loss for future periods. In addition, the determination of our income tax provision requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. To the extent our income tax liability materially differs from our income tax provisions due to factors, including the above, which were not anticipated at the time we estimated our tax provision, our net income (loss) or cash flows could be affected.
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

Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $21.12 to a high of $28.98 during the 12 months ended June 25, 2017. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC established new annual disclosure and reporting requirements for those companies who may use “conflict” minerals mined from the DRC and adjoining countries in their products. Our most recent disclosure regarding our due diligence was filed in May 2017 for calendar year 2016. These requirements could affect the sourcing and availability of certain minerals used in the manufacture of our products. As a result, we may not be able to obtain the relevant minerals at competitive prices and there will likely be additional costs associated with complying with the due diligence procedures as required by the SEC. In addition, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these requirements.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The table below sets forth information with respect to our significant owned and leased facilities as of June 25, 2017. The sizes of the locations represent the approximate gross square footage of each site’s buildings.

		Size (approximate gross square footage)
Location	Segment Utilization[1]	Total	Production	Facility Services and Warehousing	Administrative Function	Housing / Other
Owned Facilities
Durham, NC	All	966,844	536,169	83,860	346,815	—
Research Triangle Park, NC	3	203,995	90,613	62,855	50,527	—
Racine, WI	1	802,845	160,000	418,000	224,845	—
Huizhou, China	2	823,951	332,271	116,568	41,764	333,348
Total owned		2,797,635	1,119,053	681,283	663,951	333,348

Leased Facilities
Durham, NC	1	189,430	15,200	167,584	6,646	—
Laredo, TX	1	100,545	—	97,545	3,000	—
Goleta, CA	1,2	25,623	—	1,882	23,741	—
Yorkville, WI	1	79,016	—	77,316	1,700	—
Pleasant Prairie, WI	1	147,877	—	145,477	2,400	—
Fayetteville, AR	3	26,265	10,956	—	15,309
Sesto Fiorentino, Italy	1,2	63,670	20,672	24,998	18,000	—
Hong Kong	All	38,913	—	8,958	29,955	—
Misc. sales and support offices	All	66,189	—	15,477	50,712	—
Total leased		737,528	46,828	539,237	151,463	—

Total gross square footage		3,535,163	1,165,881	1,220,520	815,414	333,348
1 Segments listed in the “Segment Utilization” column above are identified as follows: 1) Lighting Products; 2) LED Products and 3) Wolfspeed.
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
Our common stock is traded on the NASDAQ Global Select Market and is quoted under the symbol CREE. There were 324 holders of record of our common stock as of August 18, 2017. The following table sets forth, for the quarters indicated, the high and low closing sales prices as reported by NASDAQ.

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$28.98	$23.19	$27.56	$23.95
Second Quarter	27.58	21.12	28.16	22.12
Third Quarter	28.83	25.56	32.44	24.07
Fourth Quarter	27.24	21.70	30.14	22.43
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
The following graph compares the cumulative total return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Electronic Components Index for the five-year period commencing June 24, 2012. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Five-Year Cumulative Total Return*
Among Cree, Inc., the NASDAQ Composite Index and the NASDAQ Electronic Components Index

*    Assumes (1) $100 invested on June 24, 2012 in Cree, Inc. Common Stock, the NASDAQ Composite Index and the             NASDAQ Electronic Components Index and (2) the immediate reinvestment of all dividends.

	6/24/2012	6/30/2013	6/29/2014	6/28/2015	6/26/2016	6/25/2017
Cree, Inc.	$100.00	$261.06	$198.28	$110.43	$94.85	$100.60
NASDAQ Composite Index	100.00	119.38	156.20	182.53	167.12	225.01
NASDAQ Electronic Components Index	100.00	118.23	150.86	166.70	163.71	232.96

Sale of Unregistered Securities
There were no unregistered securities sold during fiscal 2017.
Stock Repurchase Program
On August 24, 2016, our Board of Directors approved our fiscal 2017 stock repurchase program authorizing us to repurchase shares of common stock having an aggregate purchase price not exceeding $300 million for all purchases from August 24, 2016 through the expiration of the program on June 25, 2017. There were no shares repurchased under the stock repurchase program in the fourth quarter of fiscal 2017.
Since the inception of our stock repurchase program in January 2001 through June 25, 2017, we have repurchased 38.7 million shares of our common stock at an average price of $28.66 per share with an aggregate value of $1.1 billion. The repurchase program could be implemented through open market or privately negotiated transactions at the discretion of our management.
On June 14, 2017, our Board of Directors approved our fiscal 2018 stock repurchase program authorizing us to repurchase shares of common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 26, 2017 through the expiration of the program on June 24, 2018.
Item 6. Selected Financial Data
The consolidated statement of (loss) income data set forth below with respect to the fiscal years ended June 25, 2017, June 26, 2016, and June 28, 2015 and the consolidated balance sheet data at June 25, 2017 and June 26, 2016 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this Annual Report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended June 29, 2014 and June 30, 2013 and the consolidated balance sheet data at June 28, 2015, June 29, 2014, and June 30, 2013 are derived from audited consolidated financial statements not included herein.
Selected Consolidated Financial Data
(In thousands, except per share data)

	Fiscal Years Ended
	June 25, 2017	June 26, 2016	June 28, 2015	June 29, 2014	June 30, 2013
Consolidated Statement of (Loss) Income
Revenue, net	$1,473,000	$1,616,627	$1,632,505	$1,647,641	$1,385,982
Operating (loss) income	(18,672)	(10,471)	(73,550)	133,236	95,454
Net (loss) income	(98,118)	(21,536)	(64,692)	123,490	86,227
(Loss) earnings per share
Basic	($1.00)	($0.21)	($0.57)	$1.02	$0.74
Diluted	($1.00)	($0.21)	($0.57)	$1.00	$0.73
Weighted average shares used in per share calculation:
Basic	98,487	101,783	113,022	120,623	116,621
Diluted	98,487	101,783	113,022	122,914	117,979

	June 25, 2017	June 26, 2016	June 28, 2015	June 29, 2014	June 30, 2013
Consolidated Balance Sheet Data
Total cash, cash equivalents and short-term investments	$610,938	$605,305	$713,191	$1,162,466	$1,023,915
Working capital	888,607	933,708	1,053,464	1,467,236	1,308,355
Total assets	2,649,867	2,766,060	2,948,033	3,338,981	3,048,062
Total long-term liabilities	215,039	175,237	231,295	45,943	37,061
Total shareholders’ equity	2,222,805	2,367,824	2,461,952	2,986,383	2,803,590

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
Overview
Cree, Inc. (Cree, we, our, or us) is a leading innovator of lighting-class light emitting diode (LED) products, lighting products and wide bandgap semiconductor products for power and radio-frequency (RF) applications. Our products are targeted for applications such as indoor and outdoor lighting, video displays, transportation, electronic signs and signals, power supplies, inverters and wireless systems. As discussed more fully below, we operate in three reportable segments: Lighting Products, LED Products and Wolfspeed.
Our lighting products primarily consist of LED lighting systems and lamps. We design, manufacture and sell lighting fixtures and lamps for the commercial, industrial and consumer markets.
Our LED products consist of LED chips and LED components. Our LED products enable our customers to develop and market LED-based products for lighting, video screens, automotive and other industrial applications.
Our Wolfspeed business consists of silicon carbide (SiC) materials, power devices and RF devices based on wide bandgap semiconductor materials such as SiC and gallium nitride (GaN). Our materials products and power devices are used in solar, electric vehicles, motor drives, power supplies and transportation applications. Our RF devices are used in military communications, radar, satellite and telecommunication applications.
As discussed more fully in Note 1, “Business,” in our consolidated financial statements included in Item 8 of this Annual Report, on July 13, 2016, we executed a definitive agreement to sell the Wolfspeed business to Infineon Technologies AG (Infineon). Beginning in July 2016, the Company classified the results of the Wolfspeed business as discontinued operations in the Company’s consolidated statements of loss for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the consolidated balance sheets. On March 6, 2017, the definitive agreement with Infineon was terminated. As a result of the termination of the agreement, we have reclassified the results of the Wolfspeed business as continuing operations in our consolidated statements of loss, and presented it as a separate reportable segment, for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations were reclassified as held and used in the consolidated balance sheets for all periods presented.
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
Our CODM reviews gross profit as the lowest and only level of segment profit. As such, all items below gross profit in the Consolidated Statements of Loss must be included to reconcile the consolidated gross profit to our consolidated loss before income taxes.
For financial results by reportable segment, please refer to Note 14, “Reportable Segments,” in our consolidated financial statements included in Item 8 of this Annual Report.
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:

•
Overall Demand for Products and Applications using LEDs, SiC power devices and GaN RF devices. Our potential for growth depends significantly on the continued adoption of LEDs, the adoption of SiC and GaN substrate and device products in the power and RF markets, and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, continuously evolving industry supply chains, and evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers.

•
Intense and Constantly Evolving Competitive Environment. Competition in the industries we serve is intense. Many companies have made significant investments in product development and production equipment. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share, increase the utilization of their production capacity and open new applications to the LED, lighting, power and RF markets we serve. To remain competitive, market participants must continuously increase product performance, reduce costs and develop improved ways to serve their customers. To address these competitive pressures, we invest in research and development activities to support new product development, lower product costs and deliver higher levels of performance to differentiate our products in the market. In addition, we invest in systems, people and new processes to improve our ability to deliver a better overall experience for our customers.

•
Lighting Sales Channel Development. Commercial lighting is usually sold through lighting agents and distributors in the North American lighting market. The lighting agents typically have exclusive sales rights for a defined territory and are typically aligned with one large lighting company for a large percentage of their product sales. The size, quality and capability of the lighting agent has a significant effect on winning new projects and sales in a given geographic market. While these agents sell other lighting products, the large traditional lighting companies have taken steps to prevent their channel partners from selling competing product lines. We are constantly working to improve the capabilities of our existing channel partners and increase our share of their sales as well as develop new partners to improve our sales effectiveness in each geographic market.

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

Fiscal 2017 Overview
The following is a summary of our financial results for the year ended June 25, 2017:

•	Our year-over-year revenue decreased by $144 million to $1.5 billion.

•	Gross margin remained flat at 30%. Gross profit decreased by $53 million to $435 million.

•
Operating loss was $19 million in fiscal 2017 compared to operating loss of $10 million in fiscal 2016. Net loss per diluted share was $1.00 in fiscal 2017 compared to net loss per diluted share of $0.21 in fiscal 2016.

•
Combined cash, cash equivalents and short-term investments remained flat at $0.6 billion at June 25, 2017 and June 26, 2016. Cash provided by operating activities was $216 million in fiscal 2017, compared to $203 million in fiscal 2016.

•	We spent $104 million to repurchase 4.4 million shares of our common stock during fiscal 2017.

•	We spent $87 million on purchases of property and equipment in fiscal 2017 compared to $120 million in fiscal 2016.
Business Outlook
While we believe that the markets for our products will remain highly competitive during fiscal 2018, we believe we are uniquely positioned as a market leading innovator in all three business segments and target growth in all three businesses over the next several years. These businesses are in different phases of their growth plans and generally operate on different market cycles. This is targeted to provide better business diversity and less cyclical results over time.
We are focused on the following priorities to support our goals of delivering higher revenue and profits over time:

•
Invest in the Wolfspeed business to increase capacity and further develop the technology to support longer term growth opportunities in SiC materials, SiC power devices and modules, and GaN RF devices.

•
Grow Lighting Products revenue and improve margins by investing in our channel relationships, improving execution, continuing to deliver innovative lighting solutions and by potentially acquiring complimentary businesses that are accretive to our earnings.

•
Grow the LED Products business by expanding our product offering with new products that leverage our market leadership to serve a larger share of existing customers’ LED demand, while also opening new applications for our technology.

•	Improve the customer experience and service levels in all of our businesses.

Results of Operations
The following table sets forth certain consolidated statement of loss data for the periods indicated (in thousands, except per share amounts and percentages):

	Fiscal Years Ended
	June 25, 2017		June 26, 2016		June 28, 2015
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$1,473,000	100%	$1,616,627	100%	$1,632,505	100%
Cost of revenue, net	1,038,428	70%	1,129,553	70%	1,158,586	71%
Gross profit	434,572	30%	487,074	30%	473,919	29%
Research and development	158,549	11%	168,848	10%	182,797	11%
Sales, general and administrative	277,175	19%	283,052	18%	290,730	18%
Amortization or impairment of acquisition-related intangibles	27,499	2%	28,732	2%	26,220	2%
Loss on disposal or impairment of long-lived assets	2,521	0%	16,913	1%	47,722	3%
Wolfspeed transaction termination fee	(12,500)	(1)%	—	—%	—	—%
Operating loss	(18,672)	(1)%	(10,471)	(1)%	(73,550)	(5)%
Non-operating income (expense), net	14,008	1%	(13,035)	(1)%	(10,389)	(1)%
Loss before income taxes	(4,664)	—%	(23,506)	(1)%	(83,939)	(5)%
Income tax (benefit) expense	93,454	6%	(1,970)	—%	(19,247)	(1)%
Net loss	($98,118)	(7)%	($21,536)	(1)%	($64,692)	(4)%
Basic loss per share	($1.00)		($0.21)		($0.57)
Diluted loss per share	($1.00)		($0.21)		($0.57)
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
The following table summarizes the actual charges incurred (in thousands):

Capacity and overhead cost reductions	Amounts incurred during fiscal year 2015	Amounts incurred during fiscal year 2016	Cumulative amounts incurred through fiscal year 2016	Affected Line Item in the Consolidated Statements of Loss
Loss on disposal or impairment of long-lived assets	$42,716	$15,506	$58,222	Loss on disposal or impairment of long-lived assets
Severance expense	2,019	264	2,283	Sales, general and administrative expenses
Lease termination and facility consolidation costs	1,246	3,079	4,325	Sales, general and administrative expenses
Increase in channel inventory reserves	26,479	—	26,479	Revenue, net
Increase in inventory reserves	11,091	—	11,091	Cost of revenue, net
Total restructuring charges	$83,551	$18,849	$102,400

Revenue
Revenue was comprised of the following (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 25, 2017	June 26, 2016	June 28, 2015	2016 to 2017		2015 to 2016
Lighting Products	$701,467	$889,133	$906,502	($187,666)	(21)%	($17,369)	(2)%
Percent of revenue	48%	55%	56%
LED Products	550,302	551,156	554,987	(854)	—%	(3,831)	(1)%
Percent of revenue	37%	34%	34%
Wolfspeed	221,231	176,338	171,016	44,893	25%	5,322	3%
Percent of revenue	15%	11%	10%
Total revenue	$1,473,000	$1,616,627	$1,632,505	($143,627)	(9)%	($15,878)	(1)%
Our consolidated revenue decreased 9% to $1.5 billion in fiscal 2017 compared to $1.6 billion in fiscal 2016. Lighting Products revenue decreased by 21% and LED Products revenue decreased slightly, while Wolfspeed revenue increased by 25%. For the fiscal year ended 2016, our consolidated revenue remained flat at $1.6 billion compared to fiscal 2015. Lighting Products revenue and LED Products revenue decreased by 2% and 1%, respectively, while Wolfspeed revenue increased by 3%.
Lighting Products Segment Revenue
Lighting Products revenue represented approximately 48%, 55%, and 56% of our total revenue for fiscal 2017, 2016 and 2015 respectively. Lighting Products revenue was $701.5 million, $889.1 million, and $906.5 million for fiscal 2017, 2016 and 2015 respectively.
Lighting Products revenue decreased 21% to $701.5 million in fiscal 2017 from $889.1 million in fiscal 2016. This decrease was the result of a 15% decrease in units sold and an 11% decrease in average selling prices (ASP), partially offset by the incremental revenue associated with a patent license issuance fee in connection with a new patent license agreement. The decrease in units sold in fiscal 2017 compared to fiscal 2016 was due to lower sales in both our commercial and consumer channels. The decrease in ASP in fiscal 2017 compared to fiscal 2016 was primarily due to lower consumer bulb prices year over year.
Lighting Products revenue decreased 2% to $889.1 million in fiscal 2016 from $906.5 million in fiscal 2015. This decrease was the result of lower consumer lighting sales which offset higher commercial lighting sales. The number of units sold decreased 22% in fiscal 2016 compared to fiscal 2015 due to lower consumer bulb sales and a change in mix, which was partially offset by an increase in ASP. The ASP increased 26% in fiscal 2016 compared to fiscal 2015 primarily due to a higher mix of commercial lighting fixtures, which have a higher ASP than our other lighting products.
LED Products Segment Revenue
LED Products revenue represented 37%, 34%, and 34% of our total revenue for fiscal 2017, 2016 and 2015, respectively. LED Products revenue was $550.3 million, $551.2 million, and $555.0 million for fiscal 2017, 2016 and 2015, respectively.
LED Products revenue decreased slightly to $550.3 million in fiscal 2017 from $551.2 million in fiscal 2016. This decrease was primarily the result of a decrease in licensing revenue mostly offset by increased product sales. The number of units sold increased 7% which was partially offset by 5% decrease in ASPs. The decrease in ASP in fiscal 2017 compared to fiscal 2016 was due to competitive pricing pressures.
LED Products revenue decreased 1% to $551.2 million in fiscal 2016 from $555.0 million in fiscal 2015. This decrease was primarily a result of a reduction in ASP due to increased global competition for LED products which impacted both our LED chip and LED component product lines, partially offset by an increase in the overall number of units sold and an increase in license revenue associated with new patent license agreements. The ASP decreased 11% in fiscal 2016 compared to fiscal 2015 and the overall number of units sold increased 12% in fiscal 2016 compared to fiscal 2015.
Wolfspeed Segment Revenue
Wolfspeed revenue represented approximately 15%, 11%, and 10% of our total revenue for fiscal 2017, 2016 and 2015, respectively. Wolfspeed revenue was $221.2 million, $176.3 million, and $171.0 million for fiscal 2017, 2016 and 2015, respectively.

Wolfspeed revenue increased 25% to $221.2 million in fiscal 2017 from $176.3 million in fiscal 2016. This increase was primarily the result of a 29% increase in the number of units sold and a 2% increase in ASP, which were partially offset by a decrease in contract revenue. The increase in units sold in fiscal 2017 compared to fiscal 2016 was the result of increases across all products. The increase in ASP in fiscal 2017 compared to fiscal 2016 was primarily due to a greater mix of higher priced material substrate and RF device products.
Wolfspeed revenue increased 3% to $176.3 million in fiscal 2016 from $171.0 million in fiscal 2015. This increase was primarily the result of higher substrate and contract revenue, partially offset by lower device sales. ASPs increased 17% in fiscal 2016 compared to fiscal 2015, partially offset by a 17% decrease in the number of units sold. The increase in ASP was due to a higher substrate sale mix and a greater mix of higher priced power and RF products. The decrease in units sold was primarily the result of lower RF units sold.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 25, 2017	June 26, 2016	June 28, 2015	2016 to 2017		2015 to 2016
Lighting Products gross profit	$196,218	$238,242	$235,542	($42,024)	(18)%	$2,700	1%
Lighting Products gross margin	28%	27%	26%
LED Products	151,675	173,814	158,955	(22,139)	(13)%	14,859	9%
LED Products Gross Margin	28%	32%	29%
Wolfspeed gross profit	103,465	94,622	99,721	8,843	9%	(5,099)	(5)%
Wolfspeed gross margin	47%	54%	58%
Unallocated costs	(16,786)	(19,604)	(20,299)	2,818	(14)%	695	(3)%
Consolidated gross profit	$434,572	$487,074	$473,919	($52,502)	(11)%	$13,155	3%
Consolidated gross margin	30%	30%	29%
Our consolidated gross profit decreased 11% to $434.6 million in fiscal 2017 from $487.1 million in fiscal 2016. Our consolidated gross margin remained flat at 30% in fiscal 2017 and in fiscal 2016. Our consolidated gross profit increased 3% to $487.1 million in fiscal 2016 from $473.9 million in fiscal 2015. Our consolidated gross margin increased to 30% in fiscal 2016 from 29% in fiscal 2015.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit was $196.2 million, $238.2 million, and $235.5 million in fiscal 2017, 2016 and 2015, respectively. Lighting Products gross margin was 28%, 27%, and 26% in fiscal 2017, 2016 and 2015, respectively.
Lighting Products gross profit decreased 18% to $196.2 million in fiscal 2017 from $238.2 million in fiscal 2016. Lighting Products gross margin increased to 28% in fiscal 2017 from 27% in fiscal 2016. Lighting Products gross profit decreased primarily due to lower lighting product sales, higher commercial lighting product warranty reserves, and lower factory utilization, which were partially offset by a patent license issuance fee. Lighting Products gross margin increased due to the patent license issuance fee revenue, partially offset by the higher commercial lighting product warranty reserves and lower factory utilization from lower lighting product sales.
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
LED Products Segment Gross Profit and Gross Margin
Our LED Products gross profit was $151.7 million, $173.8 million, and $159.0 million in fiscal 2017, 2016 and 2015, respectively. LED Products gross margin was 28%, 32%, and 29% in fiscal 2017, 2016 and 2015, respectively.

LED Products gross profit decreased 13% to $151.7 million in fiscal 2017 from $173.8 million in fiscal 2016, and LED Products gross margin decreased to 28% in fiscal 2017 from 32% in fiscal 2016. LED Products gross profit and gross margin decreased due to lower license revenue, lower pricing resulting from the increased global competition for LED products and a less favorable mix of LED products sold.
LED Products gross profit increased 9% to $173.8 million in fiscal 2016 from $159.0 million in fiscal 2015, and LED Products gross margin increased to 32% in fiscal 2016 from 29% in fiscal 2015. LED Products gross profit and gross margin increased due to higher license revenue and higher units sold, partially offset by lower pricing. In fiscal 2015, LED Products gross profit and gross margin were negatively impacted by increases in channel inventory reserves and inventory reserves pursuant to our restructuring plan, as well as lower factory utilization resulting from lower demand and our targeted actions in the latter half of fiscal 2015 to reduce inventory balances for our LED Products segment.
Wolfspeed Segment Gross Profit and Gross Margin
Wolfspeed gross profit was $103.5 million, $94.6 million, and $99.7 million in fiscal 2017, 2016 and 2015, respectively. Wolfspeed gross margin was 47%, 54%, and 58% in fiscal 2017, 2016 and 2015, respectively.
Wolfspeed gross profit increased 9% to $103.5 million in fiscal 2017 from $94.6 million in fiscal 2016. Wolfspeed gross margin decreased to 47% in fiscal 2017 from 54% in fiscal 2016. Wolfspeed gross profit increased primarily due to higher revenue. Wolfspeed gross margin decreased primarily due to costs associated with new product ramp ups and changes in product mix.
Wolfspeed gross profit decreased 5% to $94.6 million in fiscal 2016 from $99.7 million in fiscal 2015. Wolfspeed gross margin decreased to 54% in fiscal 2016 from 58% in fiscal 2015. Wolfspeed gross profit and gross margin decreased primarily due to costs associated with new product ramp ups and changes in product mix.
Unallocated Costs
Unallocated costs were $16.8 million, $19.6 million, and $20.3 million for fiscal 2017, 2016 and 2015, respectively. These costs consisted primarily of manufacturing employees’ stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments’ gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources.
Unallocated costs decreased by $2.8 million in fiscal 2017 compared to fiscal 2016, primarily due to lower stock-based compensation incurred as a result of our lower average share price.
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
The following sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 25, 2017	June 26, 2016	June 28, 2015	2016 to 2017		2015 to 2016
Research and development	$158,549	$168,848	$182,797	($10,299)	(6)%	($13,949)	(8)%
Percent of revenue	11%	10%	11%
Research and development expenses decreased in fiscal 2017 to $158.5 million compared to $168.8 million in fiscal 2016, which decreased from $182.8 million in fiscal 2015. The decrease in fiscal 2017 compared to fiscal 2016 was primarily due to cost management and the nature of current research and development projects. The decrease in fiscal 2016 compared to fiscal 2015 was primarily due to a shift in emphasis to lighting-related research and development, which is inherently less expensive than LED research and development.

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

	Fiscal Years Ended			Year-Over-Year Change
	June 25, 2017	June 26, 2016	June 28, 2015	2016 to 2017		2015 to 2016
Sales, general and administrative	$277,175	$283,052	$290,730	($5,877)	(2)%	($7,678)	(3)%
Percent of revenue	19%	18%	18%
Sales, general and administrative expenses in fiscal 2017 decreased 2% to $277.2 million from $283.1 million in fiscal 2016, which was a 3% decrease from $290.7 million in fiscal 2015. The decrease in fiscal 2017 compared to fiscal 2016 was primarily due to lower spending on corporate sales and marketing expenses related to lower sales and a decrease in litigation spending partially offset by higher Wolfspeed transaction expenses. The decrease in fiscal 2016 compared to fiscal 2015 was primarily due to lower spending on corporate sales and marketing expenses related to lower sales, partially offset by an increase in legal fees associated with intellectual property protection and enforcement.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names.
Amortization of intangible assets related to our acquisitions was as follows (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 25, 2017	June 26, 2016	June 28, 2015	2016 to 2017		2015 to 2016
Customer relationships	$6,235	$6,374	$5,614	($139)	(2)%	$760	14%
Developed technology	20,860	20,321	18,642	539	3%	1,679	9%
Non-compete agreements	404	2,037	1,960	(1,633)	(80)%	77	4%
Trade names, finite-lived	—	—	4	—	—%	(4)	(100)%
Total	$27,499	$28,732	$26,220	($1,233)	(4)%	$2,512	10%
Amortization of acquisition-related intangibles decreased in fiscal 2017 compared to fiscal 2016 primarily due to less amortization expense for customer relationships and non-compete agreements in fiscal 2017. This decrease was partially offset by an increase in the amortization of developed technology related to the acquisition of Arkansas Power Electronics International, Inc. (APEI) that was placed in service in the fourth quarter of fiscal 2016. Amortization of acquisition-related intangibles increased in fiscal 2016 compared to fiscal 2015 primarily due to the amortization of intangibles related to the APEI acquisition as discussed in Note 3, “Acquisition,” in our consolidated financial statements in Part II, Item 8 of this Annual Report.

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

	Fiscal Years Ended			Year-Over-Year Change
	June 25, 2017	June 26, 2016	June 28, 2015	2016 to 2017		2015 to 2016
Loss on disposal or impairment of long-lived assets	$2,521	$16,913	$47,722	($14,392)	(85)%	($30,809)	(65)%
We recognized a net loss of $2.5 million, $16.9 million, and $47.7 million on the disposal of long-lived assets in fiscal years 2017, 2016, and 2015, respectively. The decrease in net loss in fiscal 2017 compared to fiscal 2016 was primarily due to the planned sale or abandonment of certain long-lived assets in fiscal 2016 to reduce excess manufacturing capacity pursuant to our restructuring plan discussed above. The net losses in fiscal 2016 and fiscal 2015 were primarily due to the planned sale or abandonment of certain long-lived assets to reduce excess manufacturing capacity pursuant to our restructuring plan discussed above.
Wolfspeed Transaction Termination Fee
As discussed more fully in Note 1, “Business,” in our consolidated financial statements included in Item 8 of this Annual Report, as a result of the termination of the agreement to sell the Wolfspeed business to Infineon, Infineon paid us a termination fee of $12.5 million in cash on March 10, 2017.
Non-Operating Income (Expense), net
The following table sets forth our non-operating income (expense), net (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 25, 2017	June 26, 2016	June 28, 2015	2016 to 2017		2015 to 2016
Gain on sale of investments, net	$93	$238	$925	($145)	(61)%	($687)	(74)%
Gain (loss) on equity investment	7,543	(15,357)	(22,624)	22,900	(149)%	7,267	(32)%
Dividends from equity investment	16	1,655	2,581	(1,639)	(99)%	(926)	(36)%
Interest income, net	3,696	4,472	9,086	(776)	(17)%	(4,614)	(51)%
Foreign currency gain (loss), net	2,460	(4,500)	(929)	6,960	(155)%	(3,571)	384%
Other, net	200	457	572	(257)	(56)%	(115)	(20)%
Non-operating income (expense), net	$14,008	($13,035)	($10,389)	$27,043	(207)%	($2,646)	25%
During fiscal 2017, 2016 and 2015, we were in a net interest income position. Our short-term investments consisted primarily of municipal bonds, corporate bonds, U.S. agency securities, non-U.S. certificates of deposit and non-U.S. government securities. The primary objective of our investment policy is preservation of principal. Other long-term investments consisted of our approximately 15% common stock ownership interest in Lextar Electronics Corporation (Lextar), which was completed in December 2014. This investment was accounted for under the equity method from the date of investment until June 2016 when we chose for our representative not to stand for re-election as a member of the Lextar board of directors. We utilize the fair value option in accounting for our investment in Lextar.
Gain on sale of investments, net. Gain on sale of investments, net was $93 thousand, $238 thousand and $925 thousand in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Gain on sale of investments, net decreased in fiscal 2017 primarily due to lower sales of investments. Gain on sale of investments, net decreased in fiscal 2016 primarily due to lower sales of investments.

Gain (loss) on equity investment. Gain on equity investment was $7.5 million in fiscal 2017 and loss on equity investment was $15.4 million and $22.6 million in fiscal 2016 and fiscal 2015, respectively. We had a gain on equity investment in fiscal 2017 due to the increase in the fair value of our Lextar investment. We had a loss on equity investment in fiscal 2016 and fiscal 2015 due to decreases in the fair value of our Lextar investment. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price increased from 15.70 New Taiwanese Dollars (TWD) at June 26, 2016 to 18.40 TWD at June 25, 2017. Lextar's share price declined from 30 TWD at the date of our investment in December 2014 to 21.55 TWD at June 28, 2015 and to 15.70 TWD at June 26, 2016. This volatile stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. Any future stock price changes will be recorded as further gains or losses on equity investment based on the increase or decrease, respectively, in the fair value of the investment during the applicable fiscal period. Further losses could have a material adverse effect on our results of operations.
Dividends from equity investment. Dividends from equity investment were $0.0 million, $1.7 million and $2.6 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, due to our Lextar investment.
Interest income, net. Interest income, net was $3.7 million, $4.5 million and $9.1 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The decrease in interest income, net in fiscal 2017 compared to fiscal 2016 was primarily due to lower invested balances and higher interest expense due to overall higher borrowings associated with our line of credit, partially offset by higher investment yields. The decrease in interest income, net in fiscal 2016 compared to fiscal 2015 was primarily due to lower invested balances and higher interest expense due to overall higher borrowings associated with our line of credit, partially offset by higher investment yields.
Foreign currency gain (loss), net. Foreign currency gain (loss), net consisted primarily of remeasurement adjustments resulting from our Lextar investment and consolidating our international subsidiaries. The foreign currency gain, net in fiscal 2017 was primarily due to favorable fluctuations in the exchange rate between both the Chinese Yuan and the Euro and the United States Dollar which was partially offset by an unfavorable fluctuation in the exchange rate between the TWD and the United States Dollar related to our Lextar investment. The foreign currency loss, net in fiscal 2016 was primarily due to unfavorable fluctuation in the exchange rate between the TWD and the United States Dollar related to our Lextar investment and unfavorable fluctuation in the exchange rate between the Chinese Yuan and the United States Dollar. The foreign currency gain, net for fiscal 2015 was primarily due to unfavorable fluctuation in the exchange rate between the TWD and the United States Dollar related to our Lextar investment and unfavorable fluctuation in the exchange rate between the Euro and the United States Dollar.
Other, net. Other, net was $200 thousand, $457 thousand and $572 thousand in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
Income Tax Expense (Benefit)
The following table sets forth our income tax expense (benefit) in dollars and our effective tax rate (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 25, 2017	June 26, 2016	June 28, 2015	2016 to 2017		2015 to 2016
Income tax expense (benefit)	$93,454	($1,970)	($19,247)	95,424	(4,844)%	17,277	(90)%
Effective tax rate	(2,004)%	8%	23%
We recognized income tax expense of $93.5 million in fiscal 2017 as compared to income tax benefit of $2.0 million in fiscal 2016. The decrease in the effective tax rate from 8% in fiscal 2016 to (2,004)% in fiscal 2017 was due to the establishment of a valuation allowance against our U.S. deferred tax assets and other deferred charges in a period of a pre-tax loss, as discussed more fully in Note 12 “Income Taxes” to our audited financial statements in Part II, Item 8 of this Annual Report. The decrease in the effective tax rate from 23% in fiscal 2015 to 8% in fiscal 2016 was primarily due to the establishment of a valuation allowance on foreign net operating loss carryovers during fiscal 2016.
The variation between our effective income tax rate and the U.S. statutory rate of 35 percent is due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) income derived from international locations with lower tax rates than the U.S., and (iii) tax credits generated.

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
From time to time, we evaluate strategic opportunities, including potential acquisitions, joint ventures, divestitures, spin-offs or investments in complementary businesses, and we anticipate continuing to make such evaluations. We may also access capital markets through the issuance of debt or additional shares of common stock in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities.
Contractual Obligations
At June 25, 2017, payments to be made pursuant to significant contractual obligations are as follows (in thousands):

		Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	$14,462	$4,905	$6,256	$2,042	$1,259
Purchase obligations	124,733	111,576	4,374	4,058	4,725
Long-term debt	145,000	—	145,000	—	—
Interest payments on long-term debt[1]	11,012	3,031	6,062	1,919	—
Other long-term liabilities[2]	—	—	—	—	—
Total contractual obligations	$295,207	$119,512	$161,692	$8,019	$5,984
1Interest payments on long-term debt are based on the interest rate at June 25, 2017.
2 Other long-term liabilities as of June 25, 2017 included long-term tax contingencies and other tax liabilities of $49.9 million, deferred liabilities of $0.4 million and other long-term contingent liabilities (for example, warranties) of $19.8 million. These liabilities were not included in the table above as they will either not be settled in cash and/or the timing of any payments is uncertain.
Operating lease obligations include rental amounts due on leases of certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through April 2024. Most of the lease agreements provide for rental adjustments for increases in base rent, property taxes and general property maintenance that would be recognized as rent expense, if applicable.
Purchase obligations represent purchase commitments, including open purchase orders and contracts, and are generally related to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment.

Financial Condition
The following table sets forth our cash, cash equivalents and short-term investments (in thousands):

	June 25, 2017	June 26, 2016	Change
Cash and cash equivalents	$132,597	$166,154	($33,557)
Short-term investments	478,341	439,151	39,190
Total cash, cash equivalents and short-term investments	$610,938	$605,305	$5,633
Our liquidity and capital resources primarily depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.
The following table presents the components of our cash conversion cycle:

	Three Months Ended
	June 25, 2017	June 26, 2016	Change
Days of sales outstanding (a)	37	38	(1)
Days of supply in inventory (b)	98	99	(1)
Days in accounts payable (c)	(46)	(43)	(3)
Cash conversion cycle	89	94	(5)

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

The decrease in the cash conversion cycle was primarily driven by an increase in days in accounts payable and decreases in days of sales outstanding and in days of supply in inventory.
As of June 25, 2017, we had unrealized losses on our investments of $0.3 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at June 25, 2017 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of June 25, 2017.

Cash Flows
In summary, our cash flows were as follows (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 25, 2017	June 26, 2016	June 28, 2015	2016 to 2017	2015 to 2016
Cash provided by operating activities	$215,900	$203,316	$181,254	$12,584	$22,062
Cash used in investing activities	(145,250)	(7,903)	(16,137)	(137,347)	8,234
Cash (used in) provided by financing activities	(104,078)	(167,859)	(311,353)	63,781	143,494
Effect of foreign exchange changes	(129)	(1,110)	(878)	981	(232)
Net (decrease) increase in cash and cash equivalents	($33,557)	$26,444	($147,114)	($60,001)	$173,558
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities increased to $215.9 million in fiscal 2017 from $203.3 million in fiscal 2016, primarily due to cash generated from working capital, partially offset by a higher net loss in fiscal 2017 as compared to fiscal 2016. Net cash provided by operating activities increased to $203.3 million in fiscal 2016 from $181.3 million in fiscal 2015, primarily due to a lower net loss in fiscal 2016 as compared to fiscal 2015.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash used in investing activities was $145.3 million in fiscal 2017 compared to $7.9 million in fiscal 2016. Purchases of property, equipment and patent rights decreased by $35.1 million in fiscal 2017 compared to fiscal 2016. Net purchases of short-term investments increased $181.1 million in fiscal 2017 compared to fiscal 2016. This year over year increase was primarily due to a decrease in proceeds from the sale and maturities of short-term investments, partially offset by a decrease in short-term investment purchase activity. Fiscal 2016 included $12.5 million in net expenditures to acquire APEI.
Net cash used in investing activities was $7.9 million in fiscal 2016 compared to $16.1 million in fiscal 2015. Purchases of property, equipment and patent rights decreased by $91.2 million in fiscal 2016 compared to fiscal 2015. Net proceeds from the sale of short-term investments decreased $156 million in fiscal 2016 compared to fiscal 2015. This year over year decrease was primarily due to a decrease in proceeds from the sale and maturities of short-term investments, partially offset by a decrease in short-term investment purchase activity. Fiscal 2016 included $12.5 million in net expenditures to acquire APEI while fiscal 2015 included the $80.6 million investment in Lextar.
For fiscal 2018, we target approximately $220 million of capital investment, which is primarily related to infrastructure projects to support our longer term growth and strategic priorities.
Cash Flows from Financing Activities
Net cash used in financing activities was $104.1 million in fiscal 2017 compared to net cash used by financing activities of $167.9 million in fiscal 2016. Our financing activities for fiscal 2017 primarily consisted of repurchases of common stock of $104.0 million and net payments on long-term debt borrowings of $15.0 million on our line of credit, partially offset by proceeds of $17.7 million from net issuances of common stock pursuant to the exercise of employee stock options and purchases under our employee stock purchase plan, including the excess tax benefit on those exercises. Fiscal 2017 included payment of $2.8 million in acquisition-related contingent consideration related to our fiscal 2016 acquisition of APEI.
In fiscal 2016, net cash used in financing activities was $167.9 million compared to net cash provided by financing activities of $311.4 million in fiscal 2015. Our financing activities in fiscal 2016 primarily consisted of repurchases of common stock of $149.6 million and net payments on long-term borrowings of $40.0 million on our line of credit, partially offset by proceeds of $21.7 million from net issuances of common stock pursuant to the exercise of employee stock options and purchases under our employee stock purchase plan, including the excess tax benefit on those exercises.

On August 24, 2016, the Board of Directors approved our fiscal 2017 stock repurchase program, authorizing us to repurchase shares of our common stock having an aggregate purchase price not exceeding $300 million for all purchases from August 24, 2016 through the expiration of the program on June 25, 2017.
On June 14, 2017, the Board of Directors approved our fiscal 2018 stock repurchase program, authorizing us to repurchase shares of our common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 26, 2017 through the expiration of the program on June 24, 2018. Since the inception of our stock repurchase program in 2001, we have repurchased 38.7 million shares of our common stock at an average price of $28.66 per share with an aggregate value of $1.1 billion. The repurchase program may be implemented through open market or privately negotiated transactions at the discretion of our management.
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
The financial assets for which we perform recurring fair value remeasurements are cash equivalents and short-term investments. As of June 25, 2017, financial assets utilizing Level 1 inputs included money market funds. Financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, non-U.S. certificates of deposit, commercial paper, and common stock of non-U.S. corporations. Level 2 assets are valued using a third-party pricing service's consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. We do not have any financial assets requiring the use of Level 3 inputs. Please refer to Note 6, “Fair Value of Financial Instruments,” to the consolidated financial statements included in Item 8 of this Annual Report for further information.
Financial and Market Risks
We are exposed to financial and market risks, including changes in interest rates, currency exchange rates and commodities risk. We have entered and may in the future enter into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations and financial performance. All of the potential changes noted below are based on sensitivity analysis performed on our financial positions at June 25, 2017 and June 26, 2016. Actual results may differ materially.
Interest Rates
We maintain an investment portfolio principally composed of money market funds, municipal bonds, corporate bonds, commercial paper and certificates of deposit. In order to minimize risk, our cash management policy permits us to acquire investments rated “A” grade or better. As of June 25, 2017 and June 26, 2016, our cash equivalents and short-term investments had a fair value of $482.1 million and $439.9 million, respectively. If interest rates were to hypothetically increase by 100 basis points, the fair value of our cash equivalents and short-term investments would decrease by $8.8 million at June 25, 2017 and $9.6 million at June 26, 2016. We do not believe that a 10% change in interest rates would have a significant impact on our financial position, results of operations or cash flows.

As of June 25, 2017, we maintained a secured revolving line of credit under which we can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2020. At June 25, 2017 and June 26, 2016, we had $145 million and $160 million outstanding, respectively, under the line of credit. If interest rates were to increase by 100 basis points, the annual interest incurred under our line of credit would have increased by $1.5 million at June 25, 2017 and $1.6 million at June 26, 2016.
Currency Exchange Rates
Because we operate internationally and have transactions denominated in foreign currencies, including the Chinese Yuan and Euro, among others, we are exposed to currency exchange rate risks. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Our primary exposures relate to the exchange rates between (1) the U.S. Dollar and the Chinese Yuan and (2) the U.S. Dollar and the Taiwanese Dollar. A hypothetical 10% increase in the value of the U.S. Dollar compared to the Chinese Yuan would result in a potential gain of approximately $0.4 million at June 25, 2017 and a potential loss of $1.0 million at June 26, 2016. The potential loss in fair value resulting from a hypothetical 10% increase in the value of the U.S. Dollar compared to the Taiwanese Dollar was approximately $5.0 million at June 25, 2017 and $4.2 million at June 26, 2016.
Commodities
We utilize significant amounts of precious metals, gases and other commodities in our manufacturing processes. General economic conditions, market specific changes or other factors outside of our control may affect the pricing of these commodities. We do not use financial instruments to hedge commodity prices.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 25, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. Future minimum lease payments under our operating leases as of June 25, 2017 are detailed above in “Liquidity and Capital Resources” in the section entitled “Contractual Obligations.”
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
For the year ended June 25, 2017, 56% of our revenue was from sales to distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers; manufacturers who incorporate our products into their own manufactured goods; or ultimate end users of our products. We recognize revenue upon shipment of our products to our distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer.
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
Deferred Tax Asset Valuation Allowances
In assessing the adequacy of a recognized valuation allowance, we consider all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. This consideration includes a variety of factors such as historical and projected future taxable income and prudent and feasible tax planning strategies. When we establish or increase a valuation allowance, our income tax expense increases in the period such determination is made. If we decrease a valuation allowance, our income tax expense decreases in the period such a determination is made.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To Board of Directors and Shareholders of Cree, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of loss, comprehensive loss, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of Cree, Inc. and its subsidiaries at June 25, 2017 and June 26, 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 25, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 25, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing under Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/PricewaterhouseCoopers LLP
Raleigh, North Carolina
August 23, 2017

CREE, INC.
CONSOLIDATED BALANCE SHEETS

	June 25, 2017	June 26, 2016
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$132,597	$166,154
Short-term investments	478,341	439,151
Total cash, cash equivalents and short-term investments	610,938	605,305
Accounts receivable, net	148,392	165,611
Income tax receivable	8,040	6,304
Inventories	284,385	303,542
Prepaid expenses	23,305	26,810
Other current assets	23,390	44,788
Current assets held for sale	2,180	4,347
Total current assets	1,100,630	1,156,707
Property and equipment, net	581,263	599,723
Goodwill	618,828	618,828
Intangible assets, net	274,315	302,810
Other long-term investments	50,366	40,179
Deferred income taxes	11,763	38,564
Other assets	12,702	9,249
Total assets	$2,649,867	$2,766,060
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$133,185	$132,286
Accrued salaries and wages	41,860	44,642
Other current liabilities	36,978	46,071
Total current liabilities	212,023	222,999
Long-term liabilities:
Long-term debt	145,000	160,000
Deferred income taxes	49,860	943
Other long-term liabilities	20,179	14,294
Total long-term liabilities	215,039	175,237
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 25, 2017 and June 26, 2016; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 25, 2017 and June 26, 2016; 97,674 and 100,829 shares issued and outstanding at June 25, 2017 and June 26, 2016, respectively	121	125
Additional paid-in-capital	2,419,517	2,359,584
Accumulated other comprehensive income, net of taxes	5,909	8,728
Accumulated deficit	(202,742)	(613)
Total shareholders’ equity	2,222,805	2,367,824
Total liabilities and shareholders’ equity	$2,649,867	$2,766,060
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF LOSS

	Fiscal Years Ended
	June 25, 2017	June 26, 2016	June 28, 2015
	(In thousands, except per share data)
Revenue, net	$1,473,000	$1,616,627	$1,632,505
Cost of revenue, net	1,038,428	1,129,553	1,158,586
Gross profit	434,572	487,074	473,919
Operating expenses:
Research and development	158,549	168,848	182,797
Sales, general and administrative	277,175	283,052	290,730
Amortization or impairment of acquisition-related intangibles	27,499	28,732	26,220
Loss on disposal or impairment of long-lived assets	2,521	16,913	47,722
Wolfspeed transaction termination fee	(12,500)	—	—
Total operating expenses	453,244	497,545	547,469
Operating loss	(18,672)	(10,471)	(73,550)
Non-operating income (expense), net	14,008	(13,035)	(10,389)
Loss before income taxes	(4,664)	(23,506)	(83,939)
Income tax expense (benefit)	93,454	(1,970)	(19,247)
Net loss	($98,118)	($21,536)	($64,692)
Loss per share:
Basic	($1.00)	($0.21)	($0.57)
Diluted	($1.00)	($0.21)	($0.57)
Weighted average shares used in per share calculation:
Basic	98,487	101,783	113,022
Diluted	98,487	101,783	113,022
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	June 25, 2017	June 26, 2016	June 28, 2015
	(In thousands)
Net loss	($98,118)	($21,536)	($64,692)
Other comprehensive (loss) income:
Currency translation loss, net of tax benefit of $0, $0 and $0, respectively	(153)	(362)	(3,563)
Net unrealized (loss) gain on available-for-sale securities, net of tax (expense) benefit of $0, ($1,936), and $1,284, respectively	(2,666)	3,292	(2,044)
Other comprehensive (loss) income	(2,819)	2,930	(5,607)
Comprehensive loss	($100,937)	($18,606)	($70,299)
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 25, 2017	June 26, 2016	June 28, 2015
	(In thousands)
Cash flows from operating activities:
Net loss	($98,118)	($21,536)	($64,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	150,508	159,145	173,323
Stock-based compensation	47,725	58,728	64,299
Excess tax benefit from share-based payment arrangements	2	(12)	(1,395)
Impairment of acquisition-related intangibles	—	—	254
Loss on disposal or impairment of long-lived assets	2,521	16,913	47,722
Amortization of premium/discount on investments	5,427	5,314	6,152
(Gain)/loss on equity method investment	(7,543)	15,357	22,624
Foreign exchange (gain)/loss on equity method investment	(2,644)	2,057	347
Deferred income taxes	74,918	(15,839)	(21,346)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	16,955	21,800	37,853
Inventories	17,918	(23,269)	3,528
Prepaid expenses and other assets	17,438	8,103	(11,112)
Accounts payable, trade	(4,818)	(12,090)	(44,796)
Accrued salaries and wages and other liabilities	(4,389)	(11,355)	(31,507)
Net cash provided by operating activities	215,900	203,316	181,254
Cash flows from investing activities:
Purchases of property and equipment	(86,928)	(120,018)	(206,160)
Purchases of patent and licensing rights	(12,405)	(14,443)	(19,491)
Proceeds from sale of property and equipment	1,392	5,296	285
Purchases of short-term investments	(200,405)	(220,823)	(349,802)
Proceeds from maturities of short-term investments	125,922	312,524	419,802
Proceeds from sale of short-term investments	27,174	42,074	219,795
Purchase of other long-term investments	—	—	(80,566)
Purchase of acquired business, net of cash acquired	—	(12,513)	—
Net cash used in investing activities	(145,250)	(7,903)	(16,137)
Cash flows from financing activities:
Payment of acquisition-related contingent consideration	(2,775)	—	—
Proceeds from long-term debt borrowings	468,000	653,000	695,000
Payments on long-term debt borrowings	(483,000)	(693,000)	(495,000)
Net proceeds from issuance of common stock	17,716	21,682	36,929
Excess tax benefit from share-based payment arrangements	(2)	12	1,395
Repurchases of common stock	(104,017)	(149,553)	(549,677)
Net cash used in financing activities	(104,078)	(167,859)	(311,353)
Effects of foreign exchange changes on cash and cash equivalents	(129)	(1,110)	(878)
Net (decrease) increase in cash and cash equivalents	(33,557)	26,444	(147,114)
Cash and cash equivalents:
Beginning of period	166,154	139,710	286,824
End of period	$132,597	$166,154	$139,710
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,588	$3,110	$1,002
Cash paid for income taxes	$8,494	$14,722	$28,834
Significant non-cash transactions:
Accrued property and equipment	$10,173	$3,721	$24,243
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	(Accumulated deficit)/Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Par Value
	(In thousands)
Balance at June 29, 2014	120,114	$149	$2,190,011	$784,818	$11,405	$2,986,383
Net loss	—	—	—	(64,692)	—	(64,692)
Currency translation loss, net of tax benefit of $0	—	—	—	—	(3,563)	(3,563)
Unrealized loss on available-for-sale securities, net of tax benefit of $1,284	—	—	—	—	(2,044)	(2,044)
Comprehensive income						(70,299)
Income tax expense from stock option exercises	—	—	(1,010)	—	—	(1,010)
Repurchased shares	(16,034)	(20)	—	(549,657)		(549,677)
Stock-based compensation	—	—	64,720	—	—	64,720
Exercise of stock options and issuance of shares	1,427	2	31,833	—	—	31,835
Balance at June 28, 2015	105,507	$131	$2,285,554	$170,469	$5,798	$2,461,952
Net loss	—	—	—	(21,536)	—	(21,536)
Currency translation loss, net of tax benefit of $0	—	—	—	—	(362)	(362)
Unrealized gain on available-for-sale securities, net of tax expense of $1,936	—	—	—	—	3,292	3,292
Comprehensive income						(18,606)
Income tax expense from stock option exercises	—	—	(3,525)	—	—	(3,525)
Repurchased shares	(5,842)	(7)	—	(149,546)	—	(149,553)
Stock-based compensation	—	—	58,425	—	—	58,425
Exercise of stock options and issuance of shares	1,164	1	19,130	—	—	19,131
Balance at June 26, 2016	100,829	$125	$2,359,584	($613)	$8,728	$2,367,824
Net loss	—	—	—	(98,118)	—	(98,118)
Currency translation loss, net of tax benefit of $0	—	—	—	—	(153)	(153)
Unrealized loss on available-for-sale securities, net of tax expense of $0	—	—	—	—	(2,666)	(2,666)
Comprehensive loss						(100,937)
Income tax expense from stock option exercises	—	—	(253)	—	—	(253)
Repurchased shares	(4,460)	(6)	—	(104,011)		(104,017)
Stock-based compensation	—	—	46,813	—	—	46,813
Exercise of stock options and issuance of shares	1,305	2	13,373	—	—	13,375
Balance at June 25, 2017	97,674	$121	$2,419,517	($202,742)	$5,909	$2,222,805
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
The Company's lighting products primarily consist of LED lighting systems and lamps. The Company designs, manufactures and sells lighting fixtures and lamps for the commercial, industrial and consumer markets.
The Company's LED products consist of LED chips and LED components. The Company's LED products enable its customers to develop and market LED-based products for lighting, video screens, automotive and other industrial applications.
The Company’s Wolfspeed business consists of silicon carbide (SiC) materials, power devices and RF devices based on wide bandgap semiconductor materials such as SiC and gallium nitride (GaN). The Company’s materials products and power devices are used in solar, electric vehicles, motor drives, power supplies and transportation applications. The Company’s RF devices are used in military communications, radar, satellite and telecommunication applications.
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
Beginning in July 2016, the Company classified the results of the Wolfspeed business as discontinued operations in the Company’s consolidated statements of loss for all periods presented. The Company also ceased recording depreciation and amortization of long-lived assets of the Wolfspeed business upon classification as discontinued operations in July 2016. Additionally, the related assets and liabilities associated with the discontinued operations were classified as held for sale in the consolidated balance sheets.

On February 16, 2017, the Company announced that the APA would be terminated as the Company and Infineon were unable to identify alternatives to modify the transaction to address the national security concerns of, and obtain approval from, the Committee on Foreign Investment in the United States, one of the closing conditions under the APA. On March 6, 2017, the Company and Infineon entered into a Termination Agreement pursuant to which the APA was terminated. Pursuant to the APA and the Termination Agreement, Infineon paid the Company a termination fee of $12.5 million in cash on March 10, 2017, which is included in Wolfspeed transaction termination fee in the Company’s consolidated statements of loss and in net cash provided by operating activities in the Company’s consolidated statements of cash flows.
As a result of the announcement of the termination of the APA and the Company’s decision to continue operating the Wolfspeed business, as of February 16, 2017, the Company reclassified the results of the Wolfspeed business as continuing operations in the Company’s consolidated statements of loss, and presented it as a separate reportable segment for all periods presented. Additionally, the related assets and liabilities of the Wolfspeed business were reclassified as held and used in the consolidated balance sheets for all periods presented. The long-lived assets were measured at the lower of their carrying amount before being classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the assets been continuously classified as held and used, or their fair value at the date of the subsequent decision not to sell.
Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2017, 2016 and 2015 fiscal years were 52-week fiscal years. The Company’s 2018 fiscal year will be a 52-week fiscal year.
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
When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline is other-than-temporary. Among other things, the Company considers the duration and extent of the decline and economic factors influencing the capital markets. For the fiscal years ended June 25, 2017, June 26, 2016, and June 28, 2015, the Company had no other-than-temporary declines below the cost basis of its investments. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses on the sale of investments are reported in other income and expense.
Investments in marketable securities with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.
Other long-term investments consist of the Company's approximately 15% common stock ownership interest in Lextar Electronics Corporation (Lextar), which the Company acquired in December 2014.  This investment was accounted for under the equity method from the date of investment until June 2016 when the Company chose for its representative not to stand for re-election as a member of the Lextar board of directors. The Company utilizes the fair value option in accounting for its investment in Lextar. The Company has determined that for its fiscal years ended June 26, 2016 and June 28, 2015, Lextar has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which the Company is required, pursuant to Rule 3-09 of Regulation S-X, to file separate financial statements as an exhibit to its Annual Report on Form 10-K. As such, separate financial statements for Lextar, prepared by Lextar and audited by its independent public accounting firm, are filed as Exhibit 99.1 to the Company's Annual Report.
Inventories
Inventories are stated at lower of cost or market, with cost determined on a first-in, first-out (FIFO) method or an average cost method; and with market not to exceed net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. These write-downs are recognized as a component of cost of revenue. At the point of the write-down, a new lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established lower-cost basis. The Company recognized charges for write-downs in inventories of $7.3 million, $3.6 million and $15.2 million, for fiscal 2017, 2016 and 2015, respectively.

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
Shipping and Handling Costs
Shipping and handling costs are included in Cost of revenue, net in the Consolidated Statements of Loss and are recognized as a period expense during the period in which they are incurred.
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
Advertising
The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in Sales, general and administrative expenses in the Consolidated Statements of Loss and amounted to approximately $13.0 million, $12.6 million, and $25.6 million for the years ended June 25, 2017, June 26, 2016 and June 28, 2015, respectively.
Research and Development
Research and development activities are expensed when incurred.
Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the applicable period. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased to assume exercise of potentially dilutive stock options, nonvested restricted stock and contingently issuable shares using the treasury stock method, unless the effect of such increases would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recognized in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
Stock-Based Compensation
The Company recognizes compensation expense for all share-based payments granted based on the fair value of the shares on the date of grant. Compensation expense is then recognized over the award’s vesting period.
Fair Value of Financial Instruments
Cash and cash equivalents, short-term investments, accounts and interest receivable, accounts payable and other liabilities approximate their fair values at June 25, 2017 and June 26, 2016 due to the short-term nature of these instruments.
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
Foreign Currency Translation
Foreign currency translation adjustments are recognized in Other comprehensive (loss) income in the Consolidated Statements of Comprehensive Loss for changes between the foreign subsidiaries’ functional currency and the United States (U.S.) dollar. Foreign currency translation gains and losses are included in the Company’s equity account balance of Accumulated other comprehensive income, net of taxes in the Consolidated Balance Sheets until such time that the subsidiaries are either sold or substantially liquidated.
Because the Company and its subsidiaries transact business in currencies other than the U.S. Dollar, the Company will continue to experience varying amounts of foreign currency exchange gains and losses for subsidiaries with U.S. dollar functional currency.
Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09: Revenue from Contracts with Customers (Topic 606). The FASB has subsequently issued multiple ASUs which amend and clarify the guidance in Topic 606. The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The Company’s evaluation of ASU 2014-09 is ongoing and not complete; however, the Company anticipates the primary changes to revenue recognition to be related to certain patent license arrangements. The FASB has issued and may issue in the future, interpretive guidance, which may cause our evaluation to change. The effective date will be the first quarter of the Company's fiscal year ending June 30, 2019 and the Company currently expects to use the modified retrospective method.
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
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09: Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU simplifies the current stock compensation guidance for tax consequences.  The ASU requires an entity to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in its income statement.  The ASU also eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. For cash flows statement purposes, excess tax benefits should be classified as an operating activity and cash payments made to taxing authorities on the employee’s behalf for withheld shares should be classified as financing activity.  The effective date will be the first quarter of the Company's fiscal year ending June 24, 2018. The Company's adoption of this ASU is not expected to impact its consolidated financial statements.

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
Note 3 – Acquisition
On July 8, 2015, the Company closed on the acquisition of Arkansas Power Electronics International, Inc. (APEI), a global leader in power modules and power electronics applications, pursuant to a merger agreement with APEI and certain shareholders of APEI, whereby the Company acquired all of the outstanding share capital of APEI in exchange for a base purchase price of $13.8 million, subject to certain adjustments.  In addition, if certain goals are achieved over the subsequent two years, additional cash payments totaling up to $4.6 million may be made to the former APEI shareholders.  Payments totaling $2.8 million were made to the former APEI shareholders in July 2016 based on achievement of the first year goals. Payments totaling $1.8 million were made to the former APEI shareholders in July 2017 based on achievement of the second year goals. In connection with this acquisition, APEI became a wholly owned subsidiary of the Company, renamed Cree Fayetteville, Inc. (Cree Fayetteville).  Cree Fayetteville is not considered a significant subsidiary of the Company and its results from operations are reported as part of the Company's Wolfspeed segment.

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

Note 4 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	June 25, 2017	June 26, 2016
Billed trade receivables	$205,516	$217,691
Unbilled contract receivables	912	2,135
	206,428	219,826
Allowance for sales returns, discounts and other incentives	(49,425)	(48,710)
Allowance for bad debts	(8,611)	(5,505)
Accounts receivable, net	$148,392	$165,611
The following table summarizes the changes in the Company’s allowance for sales returns, discounts and other incentives (in thousands):

	Fiscal Years Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Balance at beginning of period	$48,710	$58,094	$29,010
Current period claims	(191,325)	(163,523)	(148,715)
Provision for sales returns, discounts and other incentives	192,040	154,139	177,799
Balance at end of period	$49,425	$48,710	$58,094
The following table summarizes the changes in the Company’s allowance for bad debts (in thousands):

	Fiscal Years Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Balance at beginning of period	$5,505	$4,941	$2,761
Current period provision	3,541	564	2,184
Write-offs, net of recoveries	(435)	—	(4)
Balance at end of period	$8,611	$5,505	$4,941
Inventories
The following table summarizes the components of inventories (in thousands):

	June 25, 2017	June 26, 2016
Raw material	$73,410	$83,299
Work-in-progress	100,402	96,779
Finished goods	110,573	123,464
Inventories	$284,385	$303,542

Property and Equipment, net
The following table summarizes the components of property and equipment, net (in thousands):

	June 25, 2017	June 26, 2016
Furniture and fixtures	$14,567	$14,280
Land and buildings	399,305	386,573
Machinery and equipment	1,185,119	1,126,936
Aircraft and vehicles	11,138	10,455
Computer hardware/software	46,677	44,095
Leasehold improvements and other	6,972	6,497
Construction in progress	162,450	150,114
	1,826,228	1,738,950
Accumulated depreciation	(1,244,965)	(1,139,227)
Property and equipment, net	$581,263	$599,723
Depreciation of property and equipment totaled $110.7 million, $118.8 million and $136.3 million for the years ended June 25, 2017, June 26, 2016 and June 28, 2015, respectively.
During the years ended June 25, 2017, June 26, 2016 and June 28, 2015, the Company recognized approximately $1.3 million, $10.3 million and $44.3 million, respectively, as losses on disposals or impairments of property and equipment. These charges are reflected in Loss on disposal or impairment of long-lived assets in the Consolidated Statements of Loss.
Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	June 25, 2017	June 26, 2016
Accrued taxes	$11,148	$12,720
Accrued professional fees	5,545	7,980
Accrued warranty	13,631	20,207
Accrued other	6,654	5,164
Other current liabilities	$36,978	$46,071
Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	June 25, 2017	June 26, 2016
Currency translation gain	$4,471	$4,624
Net unrealized (loss) gain on available-for-sale securities	1,438	4,104
Accumulated other comprehensive income, net of taxes	$5,909	$8,728

Non-Operating Income (Expense), net
The following table summarizes the components of non-operating (expense) income, net (in thousands):

	Fiscal Years Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Gain on sale of investments, net	$93	$238	$925
Gain (loss) on equity investment	7,543	(15,357)	(22,624)
Dividends from equity investment	16	1,655	2,581
Interest income, net	3,696	4,472	9,086
Foreign currency gain (loss), net	2,460	(4,500)	(929)
Other, net	200	457	572
Non-operating income (expense), net	$14,008	($13,035)	($10,389)
Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in the Consolidated Statements of Loss
	Fiscal Years Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Net unrealized gain on available-for-sale securities, net of taxes	$93	$238	$925	Non-operating income (expense), net
	93	238	925	Loss before income taxes
	—	20	210	Income tax expense (benefit)
	$93	$218	$715	Net loss
Note 5 – Investments
Investments consist of municipal bonds, corporate bonds, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar.
The following table summarizes short-term investments (in thousands):

	June 25, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$177,890	$2,219	($68)	$180,041
Corporate bonds	175,991	1,925	(195)	177,721
Non-U.S. certificates of deposit	120,379	—	—	120,379
U.S. certificates of deposit	—	—	—	—
Commercial paper	200	—	—	200
Total short-term investments	$474,460	$4,144	($263)	$478,341

The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	June 25, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$26,816	($68)	$—	$—	$26,816	($68)
Corporate bonds	57,404	(195)	—	—	57,404	(195)
Total	$84,220	($263)	$—	$—	$84,220	($263)
Number of securities with an unrealized loss		67		—		67
The following table summarizes short-term investments (in thousands):

	June 26, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$186,893	$3,562	($15)	$190,440
Corporate bonds	165,766	3,074	(73)	168,767
Non-U.S. certificates of deposit	73,127	—	—	73,127
U.S. certificates of deposit	3,500	—	—	3,500
Commercial paper	3,317	—	—	3,317
Total short-term investments	$432,603	$6,636	($88)	$439,151
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
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains on the sale of investments for the fiscal year ended June 25, 2017 of $93 thousand were included in Non-operating income (expense), net in the Consolidated Statements of Loss and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its investments to be impaired as of June 25, 2017 and June 26, 2016.

The contractual maturities of short-term investments at June 25, 2017 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$45,519	$107,947	$26,575	$—	$180,041
Corporate bonds	48,515	94,637	34,569	—	177,721
Non-U.S. certificates of deposit	5,755	114,624	—	—	120,379
U.S. certificates of deposit	—	—	—	—	—
Commercial paper	200	—	—	—	200
Total short-term investments	$99,989	$317,208	$61,144	$—	$478,341
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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments and long-term investments. As of June 25, 2017, financial assets utilizing Level 1 inputs included money market funds, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, non-U.S. certificates of deposit, commercial paper, and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of June 25, 2017. There were no transfers between Level 1 and Level 2 during the year ended June 25, 2017.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	June 25, 2017				June 26, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Municipal bonds	$—	$1,802	$—	$1,802	$—	$—	$—	$—
Non-U.S. certificates of deposit	—	736	—	736	—	137	—	137
Money market funds	1,184	—	—	1,184	576	—	—	576
Total cash equivalents	1,184	2,538	—	3,722	576	137	—	713
Short-term investments:
Municipal bonds	—	180,041	—	180,041	—	190,440	—	190,440
Corporate bonds	—	177,721	—	177,721	—	168,767	—	168,767
U.S. certificates of deposit	—	—	—	—	—	3,500	—	3,500
Commercial paper	—	200	—	200	—	3,317	—	3,317
Non-U.S. certificates of deposit	—	120,379	—	120,379	—	73,127	—	73,127
Total short-term investments	—	478,341	—	478,341	—	439,151	—	439,151
Other long-term investments
Common stock of non-U.S. corporations	—	50,366	—	50,366	—	40,179	—	40,179
Total other long-term investments	—	50,366	—	50,366	—	40,179	—	40,179
Total assets	$1,184	$531,245	$—	$532,429	$576	$479,467	$—	$480,043
Note 7 – Goodwill and Intangible Assets
Goodwill
The Company’s reporting units for goodwill impairment testing are:

•	Lighting Products

•	LED Products

•	Wolfspeed
As of the first day of the fourth quarter of fiscal 2017, the Company performed a step one quantitative goodwill impairment assessment on each reporting unit.  For the step one impairment test, the Company derived each reporting unit's fair value through a combination of the market approach (a guideline transaction method) and the income approach (a discounted cash flow analysis). The Company utilized a discount rate from the capital asset pricing model for the discounted cash flow analysis. Once the reporting unit fair values were calculated, the Company reconciled the reporting units' relative fair values to the Company's market capitalization as of the testing date.
The Company then compared the carrying value of each reporting unit, inclusive of its assigned goodwill, to its fair value. The Company determined that the fair value of each reporting unit exceeded its carrying value, and as a result, step two of the goodwill impairment test was not necessary.

Goodwill by reporting unit as of June 25, 2017 was as follows (in thousands):

LED Products	Lighting Products	Wolfspeed	Consolidated Total
$180,278	$337,781	$100,769	$618,828
Goodwill by reporting unit as of June 26, 2016 was as follows (in thousands):

LED Products	Lighting Products	Wolfspeed	Consolidated Total
$180,278	$337,781	$100,769	$618,828
Intangible Assets
The following table presents the components of intangible assets, net (in thousands):

	June 25, 2017			June 26, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$141,420	($84,673)	$56,747	$141,420	($78,438)	$62,982
Developed technology	181,728	(132,747)	48,981	181,728	(111,884)	69,844
Non-compete agreements	10,475	(10,398)	77	10,475	(9,994)	481
Trade names, finite-lived	520	(520)	—	520	(520)	—
Patent and licensing rights	151,985	(63,155)	88,830	145,780	(55,957)	89,823
Total intangible assets with finite lives	486,128	(291,493)	194,635	479,923	(256,793)	223,130
Trade names, indefinite-lived	79,680		79,680	79,680		79,680
Total intangible assets	$565,808	($291,493)	$274,315	$559,603	($256,793)	$302,810
Total amortization of finite-lived intangible assets was $39.8 million, $40.4 million and $37.1 million for the years ended June 25, 2017, June 26, 2016 and June 28, 2015, respectively. Beginning in the third quarter of fiscal 2016, the Company started amortizing IPR&D assets acquired in the APEI acquisition that were completed during the respective period.
As of the first day of the fourth quarter of fiscal 2017, the Company performed a step one quantitative impairment assessment on each of the Company’s indefinite-lived trade names.  The Company determined that the fair value of each indefinite-lived trade name was greater than its carrying value and therefore a step two quantitative impairment assessment was not required.
The Company invested $12.4 million, $14.4 million and $19.5 million for the years ended June 25, 2017, June 26, 2016 and June 28, 2015, respectively, for patent and licensing rights. For the fiscal years ended June 25, 2017, June 26, 2016 and June 28, 2015, the Company recognized $1.2 million, $6.7 million and $3.4 million, respectively, in impairment charges related to its patent portfolio.
Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 24, 2018	$38,858
June 30, 2019	37,320
June 28, 2020	24,463
June 27, 2021	19,192
June 26, 2022	17,816
Thereafter	56,986
Total future amortization expense	$194,635

Note 8 – Long-term Debt
As of June 25, 2017 the Company had a 500 million secured revolving line of credit pursuant to a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2020.
The Company classifies balances outstanding under its line of credit as long-term debt in the Consolidated Balance Sheets. At June 25, 2017, the Company had $145 million outstanding under the Credit Agreement and $355 million available for borrowing. For the year ended June 25, 2017, the average interest rate under the Credit Agreement was 1.56%. The average commitment fee percentage for the Credit Agreement was 0.11% for the year ended June 25, 2017. For the year ended June 26, 2016, the average interest rate under the Credit Agreement was 1.14%. The average commitment fee percentage for the Credit Agreement was 0.09% for the year ended June 26, 2016. The Company was in compliance with all covenants in the Credit Agreement at June 25, 2017.
Note 9 – Shareholders’ Equity
On August 24, 2016, the Board of Directors approved the Company's fiscal 2017 stock repurchase program, authorizing the Company to repurchase shares of its common stock having an aggregate purchase price not exceeding $300 million for all purchases from August 24, 2016 through the expiration of the program on June 25, 2017.
During fiscal 2017, the Company repurchased 4.4 million shares of its common stock under the program at an average price of $23.55 per share with an aggregate value of $104.0 million. The repurchase program could be implemented through open market or privately negotiated transactions at the discretion of the Company’s management. From the inception of the predecessor stock repurchase program in January 2001 through June 25, 2017, the Company has repurchased 38.7 million shares of its common stock at an average price of $28.66 per share with an aggregate value of $1.1 billion.
On June 14, 2017, the Board of Directors approved the Company's fiscal 2018 stock repurchase program, authorizing the Company to repurchase shares of its common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 26, 2017 through the expiration of the program on June 24, 2018. The repurchase program may be implemented through open market or privately negotiated transactions at the discretion of the Company's management. The Company will continue to determine the time and extent of any repurchases based on its evaluation of market conditions and other factors.
On May 29, 2002, the Board adopted a shareholder rights plan, pursuant to which stock purchase rights were distributed to shareholders at a rate of one right with respect to each share of common stock held of record as of June 10, 2002. Subsequently issued shares of common stock also carried stock purchase rights under the plan. The rights plan was designed to enhance the Board’s ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. On January 29, 2013, the shareholder rights plan was amended solely to change the expiration date from September 30, 2018 to April 24, 2017. On April 24, 2017, the shareholder rights plan expired pursuant to its terms and is no longer in effect.
At June 25, 2017, the Company had reserved a total of approximately 19.3 million shares of its common stock for future issuance as follows (in thousands):

Number of Shares
For exercise of outstanding common stock options	10,604
For vesting of outstanding stock units	2,347
For future equity awards under 2013 Long-Term Incentive Compensation Plan	6,214
For future issuance under the Non-Employee Director Stock Compensation and Deferral Program	65
For future issuance to employees under the 2005 Employee Stock Purchase Plan	102
Total common shares reserved	19,332

Note 10 – Loss Per Share
The following table presents the computation of basic loss per share (in thousands, except per share amounts):

	Fiscal Years Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Basic:
Net loss	($98,118)	($21,536)	($64,692)
Weighted average common shares	98,487	101,783	113,022
Basic loss per share	($1.00)	($0.21)	($0.57)
The following computation reconciles the differences between the basic and diluted loss per share presentations (in thousands, except per share amounts):

	Fiscal Years Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Diluted:
Net loss	($98,118)	($21,536)	($64,692)
Weighted average common shares - basic	98,487	101,783	113,022
Weighted average common shares - diluted	98,487	101,783	113,022
Diluted loss per share	($1.00)	($0.21)	($0.57)
Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted loss per share. For the fiscal years ended June 25, 2017, June 26, 2016 and June 28, 2015, there were 11.4 million, 11.4 million and 7.0 million, respectively, of potential common shares not included in the calculation of diluted loss per share because their effect was anti-dilutive.
Note 11 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has one equity-based compensation plan, the 2013 Long-Term Incentive Compensation Plan (2013 LTIP), from which stock-based compensation awards can be granted to employees and directors. At June 25, 2017, there were 10.6 million shares authorized for issuance under the plan and 6.2 million shares remaining for future grants. The 2013 LTIP provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards. The Company has other equity-based compensation plans that have been terminated so that no future grants can be made under those plans, but under which stock options, restricted stock and restricted stock units are currently outstanding.
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

The Company also has an Employee Stock Purchase Plan (ESPP) that provides employees with the opportunity to purchase common stock at a discount. At June 25, 2017, there were 4.5 million shares authorized for issuance under the ESPP, as amended, with 0.1 million shares remaining for future issuance. The ESPP limits employee contributions to 15% of each employee’s compensation (as defined in the plan) and allows employees to purchase shares at a 15% discount to the fair market value of common stock on the purchase date two times per year. The ESPP provides for a twelve-month participation period, divided into two equal six-month purchase periods, and also provides for a look-back feature. At the end of each six-month period in April and October, participants purchase the Company’s common stock through the ESPP at a 15% discount to the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The plan also provides for an automatic reset feature to start participants on a new twelve-month participation period if the fair market value of common stock declines during the first six-month purchase period.
Stock Option Awards
The following table summarizes option activity as of June 25, 2017 and changes during the fiscal year then ended (numbers of shares in thousands):

	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Term	Total Intrinsic Value
Outstanding at June 26, 2016	11,247	$40.42
Granted	1,795	24.50
Exercised	(119)	26.06
Forfeited or expired	(2,319)	38.67
Outstanding at June 25, 2017	10,604	$38.27	3.49	$1,745
Vested and expected to vest at June 25, 2017	10,377	$38.54	3.44	$1,593
Exercisable at June 25, 2017	7,297	$42.22	2.62	$233
The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on June 23, 2017 (the last trading day of fiscal 2017) of $25.35 and the exercise price for in-the-money options that would have been received by the holders if all instruments had been exercised on June 25, 2017. As of June 25, 2017, there was $15.9 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.46 years.
The following table summarizes information about stock options outstanding and exercisable at June 25, 2017 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.01 to $30.92	5,422	3.98	$26.82	2,868	$28.31
$30.93 to $43.94	234	3.85	36.05	174	36.18
$43.95 to $45.13	2,074	4.06	45.13	1,405	45.13
$45.14 to $54.26	146	2.90	49.11	124	49.27
$54.27 to $75.55	2,728	2.19	55.43	2,726	55.43
Total	10,604	3.49	$38.27	7,297	$42.22
Other information pertaining to the Company’s stock option awards is as follows (in thousands, except per share data):

	Fiscal Years Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Weighted average grant date fair value per share of options	$8.20	$8.79	$15.27
Total intrinsic value of options exercised	$344	$838	$9,418

Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of June 25, 2017 and changes during the year then ended is as follows (in thousands, except number of shares and units):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 26, 2016	1,631	$31.66
Granted	1,573	24.60
Vested	(579)	34.13
Forfeited	(213)	28.48
Nonvested at June 25, 2017	2,412	$26.74
As of June 25, 2017, there was $37.6 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 2.38 years.
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

Total stock-based compensation expense was as follows (in thousands):

	Fiscal Years Ended
Income Statement Classification:	June 25, 2017	June 26, 2016	June 28, 2015
Cost of revenue, net	$10,427	$12,394	$12,836
Research and development	10,619	13,842	16,524
Sales, general and administrative	26,679	32,492	34,939
Total stock-based compensation expense	$47,725	$58,728	$64,299
The weighted average assumptions used to value stock option grants were as follows:

	Fiscal Years Ended
Stock Option Grants:	June 25, 2017	June 26, 2016	June 28, 2015
Risk-free interest rate	1.06%	1.18%	1.17%
Expected life, in years	3.80	3.66	3.54
Expected volatility	42.4%	43.3%	45.2%
Dividend yield	—	—	—
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

Note 12 – Income Taxes
The following were the components of loss before income taxes (in thousands):

	Fiscal Years Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Domestic	($43,195)	($45,278)	($41,593)
Foreign	38,531	21,772	(42,346)
Total loss before income taxes	($4,664)	($23,506)	($83,939)
The following were the components of income tax expense (benefit) (in thousands):

	Fiscal Years Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Current:
Federal	$10,304	$5,347	($12,470)
Foreign	7,332	7,278	13,327
State	900	1,244	1,242
Total current	18,536	13,869	2,099
Deferred:
Federal	68,199	(26,086)	(7,418)
Foreign	190	12,340	(12,754)
State	6,529	(2,093)	(1,174)
Total deferred	74,918	(15,839)	(21,346)
Income tax expense (benefit)	$93,454	($1,970)	($19,247)
Actual income tax expense (benefit) differed from the amount computed by applying the U.S. federal tax rate of 35% to pre-tax earnings as a result of the following (in thousands, except percentages):

	Fiscal Years Ended
	June 25, 2017	% of Loss	June 26, 2016	% of Loss	June 28, 2015	% of Income
Federal income tax provision at statutory rate	($1,632)	35%	($8,227)	35%	($29,379)	35%
(Decrease) increase in income tax expense resulting from:
State tax provision, net of federal benefit	(727)	16%	(748)	3%	(817)	1%
State tax credits	(69)	1%	(269)	1%	(585)	1%
Tax exempt interest	(1,243)	27%	(2,019)	9%	(2,413)	3%
48C investment tax credit	(4,383)	94%	(4,334)	18%	(6,826)	8%
(Decrease) increase in tax reserve	(3,587)	77%	(80)	—%	(225)	—%
Research and development credits	(1,728)	37%	(2,138)	9%	(2,081)	2%
Foreign tax credit	(1,114)	24%	(954)	4%	(389)	—%
Increase (decrease) in valuation allowance	108,077	(2,318)%	9,286	(39)%	—	—%
Qualified production activities deduction	—	—%	—	—%	(520)	1%
Stock-based compensation	1,389	(30)%	1,346	(6)%	2,988	(4)%
Statutory rate differences	(5,162)	111%	2,748	(12)%	18,738	(22)%
Foreign earnings taxed in U.S.	1,313	(28)%	1,165	(5)%	1,793	(2)%
Foreign currency fluctuations	841	(18)%	748	(3)%	(818)	1%
Other foreign adjustments	715	(15)%	13	—%	(83)	—%
Net operating loss carryback	494	(11)%	238	(1)%	—	—%
Provision to return adjustments	165	(4)%	(10)	—%	391	—%
Other	105	(2)%	1,265	(5)%	979	(1)%
Income tax expense (benefit)	$93,454	(2,004)%	($1,970)	8%	($19,247)	23%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):

	June 25, 2017	June 26, 2016
Deferred tax assets:
Compensation	$3,029	$3,176
Inventories	21,042	19,656
Sales return reserve and allowance for bad debts	8,480	6,615
Warranty reserve	10,340	8,013
Federal and state net operating loss carryforwards	21,776	11,443
Federal credits	13,425	8,802
State credits	3,507	3,286
48C investment tax credits	23,525	17,838
Investments	796	872
Stock-based compensation	46,922	48,191
Deferred revenue	3,262	4,159
Other	2,522	2,792
Total gross deferred assets	158,626	134,843
Less valuation allowance	(107,544)	(10,770)
Deferred tax assets, net	51,082	124,073
Deferred tax liabilities:
Property and equipment	(7,443)	(9,549)
Intangible assets	(73,692)	(69,355)
Investments	(4,102)	(2,445)
Prepaid taxes and other	(1,461)	(1,527)
Foreign earnings recapture	(2,481)	(3,576)
Total gross deferred liability	(89,179)	(86,452)
Deferred tax (liability) asset, net	($38,097)	$37,621
The components giving rise to the net deferred tax assets (liabilities) have been included in the Consolidated Balance Sheets as follows (in thousands):

	Balance at June 25, 2017
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent
U.S. federal income taxes	$—	$—	$—	($49,103)
Foreign income taxes	—	11,763	—	(757)
Total net deferred tax assets/(liabilities)	$—	$11,763	$—	($49,860)

	Balance at June 26, 2016
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent
U.S. federal income taxes	$—	$26,411	$—	$—
Foreign income taxes	—	12,153	—	(943)
Total net deferred tax assets/(liabilities)	$—	$38,564	$—	($943)

During the third quarter of fiscal 2017, the Company concluded that it was necessary to recognize a full valuation allowance against its U.S. deferred tax assets and other deferred charges primarily due to the Company’s three-year cumulative pre-tax loss position in the U.S. and the termination of the Wolfspeed sale transaction, which was anticipated to generate U.S. taxable income. Based on this evaluation, during the fiscal year ended June 25, 2017, the Company recorded a valuation allowance of $101.8 million against its U.S. deferred tax assets. In addition, the company recognized a related deferred tax charge of $17.9 million.
During the fourth quarter of fiscal 2016, the Company concluded it is likely that sufficient future taxable income needed to fully utilize net operating loss carryovers in Luxembourg will not be generated due to additional losses on the Company’s equity method investment held there. The Company recorded a $9.5 million valuation allowance against the related deferred tax asset, representing the $32.4 million net operating loss carryover net of tax. During the fiscal year ended June 25, 2017, the Company reduced the valuation allowance against the loss carryover deferred tax assets by $1.0 million as a result of a decrease in the effective tax rate.
As of June 25, 2017, the Company had approximately $36.2 million of foreign net operating loss carryovers, of which $32.4 million are offset by a valuation allowance. The foreign net operating loss carryovers have no carry forward limitation. As of June 25, 2017, the Company had approximately $39.3 million of state net operating loss carryovers which are fully offset by a valuation allowance. Additionally, the Company had $45.7 million of federal and $6.3 million of state income tax credit carryforwards which are fully offset by a valuation allowance. The state net operating loss carryovers will begin to expire in fiscal 2018. The federal and state income tax credit carryforwards will begin to expire in fiscal 2032 and fiscal 2018, respectively.
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
As of June 26, 2016 the Company’s liability for unrecognized tax benefits was $17.7 million. During the fiscal year ended June 25, 2017, the Company recognized a $4.4 million decrease to the liability for unrecognized tax benefits; $3.7 million following statute expirations, $0.6 million related to settlement of the audit by the Italian Revenue Agency and $0.1 million related to a decrease in the effective tax rate. As a result, the total liability for unrecognized tax benefits as of June 25, 2017 was $13.3 million. If any portion of this $13.3 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $0.2 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements.
The following is a tabular reconciliation of the Company’s change in uncertain tax positions (in thousands):

	Fiscal Years Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Balance at beginning of period	$17,727	$17,795	$18,389
Increases related to prior year tax positions	—	617	—
Decreases related to prior year tax positions	(100)	(530)	(407)
Settlements with tax authorities	(608)	—	—
Expiration of statute of limitations for assessment of taxes	(3,681)	(155)	(187)
Balance at end of period	$13,338	$17,727	$17,795

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Income tax (benefit) expense line item in the Consolidated Statements of Loss. Total interest and penalties accrued were as follows (in thousands):

	June 25, 2017	June 26, 2016
Accrued interest and penalties	$2	($5)
Total interest and penalties recognized were as follows (in thousands):

	Fiscal Years Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Recognized interest and penalties (benefit)	$7	($15)	($94)
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2014. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2013. For foreign purposes, the Company is generally no longer subject to examination for tax periods 2007 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture. On January 20, 2017, the Company settled an ongoing audit by the Italian Revenue Agency for the fiscal year ended June 30, 2013, resulting in immaterial impact on tax expense.
The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of June 25, 2017, U.S. income taxes were not provided for on a cumulative total of approximately $262.0 million of undistributed earnings for certain non-U.S. subsidiaries, as the Company currently intends to reinvest these earnings in these foreign operations indefinitely. If, at a later date, these earnings were repatriated to the U.S., the Company would be required to pay taxes on these amounts. Determination of the amount of any deferred tax liability on these undistributed earnings is not practicable.
During the fiscal year ended June 26, 2011, the Company was awarded a tax holiday in Malaysia with respect to its manufacturing and distribution operations. This arrangement allows for 0% tax for 10 years starting in the fiscal year ended June 26, 2011. For the fiscal years 2015, 2016 and 2017, the Company did not meet the requirements for the tax holiday, and as such, no benefit has been recognized.
Note 13 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company’s product warranty liabilities (in thousands):

	Fiscal Years Ended
	June 25, 2017	June 26, 2016	June 28, 2015
Balance at beginning of period	$21,531	$13,968	$6,822
Warranties accrued in current period	32,024	19,866	9,242
Recall costs accrued in current period	—	5,756	5,418
Expenditures	(25,636)	(18,059)	(7,514)
Balance at end of period	$27,919	$21,531	$13,968
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The Company accrues estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. The warranty reserves, which are primarily related to Lighting Products, are evaluated quarterly based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company’s reliability estimates. As of June 25, 2017, $14.3 million of the Company’s product warranty liabilities were classified as long-term.

In June 2015, the Company issued a voluntary recall of its linear LED T8 replacement lamps due to the hazard of overheating and melting. The Company expects the majority of the costs of the recall to be recoverable from insurance proceeds resulting in an immaterial impact to the Company's financial results.
Lease Commitments
The Company primarily leases manufacturing, office, housing and warehousing space under the terms of non-cancelable operating leases. These leases expire at various times through April 2024. The Company recognizes net rent expense on a straight-line basis over the life of the lease. Rent expense associated with these operating leases totaled approximately $7.0 million, $6.6 million and $8.2 million for each of the fiscal years ended June 25, 2017, June 26, 2016 and June 28, 2015, respectively. Certain agreements require that the Company pay property taxes and general property maintenance in addition to the minimum rental payments.
Future minimum rental payments as of June 25, 2017 (under leases currently in effect) are as follows (in thousands):

Fiscal Years Ending	Minimum Rental Amount
June 24, 2018	$4,905
June 30, 2019	3,364
June 28, 2020	2,892
June 27, 2021	1,350
June 26, 2022	692
Thereafter	1,259
Total future minimum rental payments	$14,462
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
Reportable Segments Description
Lighting Products Segment
The Company’s Lighting Products segment primarily consists of LED lighting systems and lamps. The Company designs, manufactures and sells lighting systems for indoor and outdoor applications, with its primary focus on LED lighting systems for the commercial, industrial and consumer markets. Lighting products are sold to distributors, retailers and direct to customers. The Company's portfolio of lighting products is designed for use in settings such as office and retail space, restaurants and hospitality, schools and universities, manufacturing, healthcare, airports, municipal, residential, street lighting and parking structures, among other applications.

LED Products Segment
The Company’s LED Products segment includes LED chips and LED components.
LED Chips
The Company's LED chip products include blue and green LED chips based on GaN and related materials. LED chips or die are solid-state electronic components used in a number of applications and are currently available in a variety of brightness levels, wavelengths (color) and sizes. The Company uses LED chips internally in the manufacturing of its LED components. Customers use the blue and green LED chips in a variety of applications including video screens, gaming displays, function indicator lights, and automotive backlights, headlamps and directional indicators. Customers may also combine blue LED chips with phosphors to create white LEDs, which are used in various applications for indoor and outdoor illumination and backlighting, full-color display screens, liquid crystal displays (LCD) backlighting, white keypads and the camera flash function.
LED Components
The Company's LED components include a range of packaged LED products from the Company’s XLamp® LED components and LED modules for lighting applications to the Company’s high-brightness LED components.
The Company’s XLamp LED components and LED modules are designed to meet a broad range of market needs for lighting applications including general illumination (both indoor and outdoor applications), portable, architectural, signal and transportation lighting. The Company uses XLamp LED components in its own lighting products. The Company also sells XLamp LED components externally to customers and distributors for use in a variety of products, primarily for lighting applications.
The Company’s high-brightness LED components consist of surface mount (SMD) and through-hole packaged LED products. The SMD LED component products are available in a full range of colors designed to meet a broad range of market needs, including video, signage, general illumination, transportation, gaming and specialty lighting. The Company's through-hole packaged LED component products are available in a full range of colors, primarily designed for the signage market and provide users with color and brightness consistency across a wide viewing area.
Wolfspeed Segment
The Company’s Wolfspeed segment includes SiC materials, power devices and RF devices.
SiC Materials
The Company’s SiC materials products consist of crystals, bare and epitaxial wafers. The Company’s SiC materials are targeted for customers who use them to manufacture products for RF, power switching, gemstones and other applications. Corporate, government and university customers also buy SiC materials for research and development directed at RF and high power devices.
Power Devices
The Company’s power device products consist of SiC Schottky diodes, metal oxide semiconductor field effect transistors (MOSFETs), power modules and gate driver boards. The Company's power products provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Power products are sold primarily to customers and distributors for use in power supplies used in computer servers, solar inverters, uninterruptible power supplies, industrial power supplies and other applications.
RF Devices
The Company’s RF devices consist of GaN die, high-electron mobility transistors (HEMT) and monolithic microwave integrated circuits (MMICs), which are optimized for military, telecommunications and other commercial applications. The Company's RF devices are made from SiC and GaN and provide improved efficiency, bandwidths and frequency of operation as compared to silicon or GaAs. The Company also provides custom die manufacturing for GaN HEMTs and MMICs that allow a customer to design its own custom RF circuits to be fabricated by the Company, or have the Company design and fabricate products that meet the customer's specific requirements.
Financial Results by Reportable Segment
The table below reflects the results of the Company’s reportable segments as reviewed by the CODM for fiscal 2017, 2016 and 2015. The Company used the same accounting policies to derive the segment results reported below as those used in the Company’s consolidated financial statements.

The Company’s CODM does not review inter-segment transactions when evaluating segment performance and allocating resources to each segment, and inter-segment transactions are not included in the segment revenue presented in the table below. As such, total segment revenue in the table below is equal to the Company’s consolidated revenue.
The Company’s CODM reviews gross profit as the lowest and only level of segment profit. As such, all items below gross profit in the consolidated statements of loss must be included to reconcile the consolidated gross profit presented in the table below to the Company’s consolidated loss before income taxes.
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
Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Revenue			Gross Profit and Gross Margin
	Year Ended			Year Ended
	June 25, 2017	June 26, 2016	June 28, 2015	June 25, 2017	June 26, 2016	June 28, 2015
Lighting Products	$701,467	$889,133	$906,502	$196,218	$238,242	$235,542
Lighting Products gross margin				28%	27%	26%
LED Products	550,302	551,156	554,987	151,675	173,814	158,955
LED Products gross margin				28%	32%	29%
Wolfspeed	221,231	176,338	171,016	103,465	94,622	99,721
Wolfspeed gross margin				47%	54%	58%
Total segment reporting	$1,473,000	$1,616,627	$1,632,505	451,358	506,678	494,218
Unallocated costs				(16,786)	(19,604)	(20,299)
Consolidated gross profit				$434,572	$487,074	$473,919
Consolidated gross margin				30%	30%	29%
Assets by Reportable Segment
Inventories are the only assets reviewed by the Company’s CODM when evaluating segment performance and allocating resources to the segments. The CODM reviews all of the Company's assets other than inventories on a consolidated basis. The following table sets forth the Company’s inventories by reportable segment for the fiscal years ended June 25, 2017 and June 26, 2016.
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

Inventories for each of the Company's segments were as follows (in thousands):

	June 25, 2017	June 26, 2016
Lighting Products	$145,710	$172,261
LED Products	108,297	104,544
Wolfspeed	26,453	21,871
Total segment inventories	280,460	298,676
Unallocated inventories	3,925	4,866
Consolidated inventories	$284,385	$303,542
Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. The following table sets forth the percentage of revenue from external customers by geographic area:

	For the Years Ended
	June 25, 2017	June 26, 2016	June 28, 2015
United States	56%	59%	57%
China	22%	20%	21%
Europe	10%	8%	9%
South Korea	2%	1%	1%
Japan	4%	4%	4%
Malaysia	1%	1%	1%
Taiwan	1%	1%	1%
Other	4%	6%	6%
Total percentage of revenue	100%	100%	100%
The following table sets forth the Company’s tangible long-lived assets by country (in thousands):

	June 25, 2017	June 26, 2016
United States	$483,953	$488,342
China	94,022	108,183
Other	3,288	3,198
Total tangible long-lived assets	$581,263	$599,723
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
Revenue from Arrow Electronics, Inc. represented 12%, 10% and 12% of revenue for fiscal 2017, 2016 and 2015, respectively. Revenue from The Home Depot, Inc. represented 5%, 8% and 11% of revenue for fiscal 2017, 2016 and 2015, respectively.
No customers individually accounted for more than 10% of the consolidated accounts receivable balance at June 25, 2017 and June 26, 2016.

Arrow Electronics, Inc. is a customer of the LED Products and Wolfspeed segments. The Home Depot, Inc. is a customer of the Lighting Products segment.
Note 16 – Retirement Savings Plan
The Company sponsors one employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. All U.S. employees are eligible to participate under the 401(k) Plan on the first day of a new fiscal month after the date of hire. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits; rather, the Company matches a defined percentage of employee deferrals, and employees vest in these matching funds over time. Employees choose their investment elections from a list of available investment options. During the fiscal years ended June 25, 2017, June 26, 2016 and June 28, 2015, the Company contributed approximately $7.3 million, $7.0 million and $6.9 million to the 401(k) Plan, respectively. The Pension Benefit Guaranty Corporation does not insure the 401(k) Plan.
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
During fiscal 2017, the Company purchased $2.3 million of raw materials from Intematix, and the Company had $0.0 million outstanding payable to Intematix as of June 25, 2017. During fiscal 2016, the Company purchased $3.9 million of raw materials from Intematix, and the Company had $0.3 million outstanding payable to Intematix as of June 26, 2016.
The Company currently owns approximately 15% of the common stock of Lextar, an investment that was purchased in December 2014. As discussed in Note 1, “Business,” this investment was accounted for under the equity method from the date of investment until June 2016 when the Company chose for its representative not to stand for re-election as a member of the Lextar board of directors. During fiscal 2016, the Company purchased approximately $31.7 million of inventory from Lextar and the Company had $7.6 million outstanding payable to Lextar as of June 26, 2016.
Note 18 - Costs Associated with LED Business Restructuring
In June 2015, our Board of Directors approved a plan to restructure the LED Products business. The restructuring reduced excess capacity and overhead in order to improve the cost structure moving forward. The primary components of the restructuring include the planned sale or abandonment of certain manufacturing equipment, facility consolidation and the elimination of certain positions. The restructuring activity ended in the second quarter of fiscal 2016. During fiscal 2016, the company realized $18.8 million in LED restructuring charges which were partially offset by a $1.1 million gain on the sale of long-lived assets related to the restructuring which were sold for a value in excess of their estimated net realizable value during fiscal 2016.

The following table summarizes the actual charges incurred (in thousands):

Capacity and overhead cost reductions	Amounts incurred during fiscal year 2015	Amounts incurred during fiscal year 2016	Cumulative amounts incurred through fiscal year 2016	Affected Line Item in the Consolidated Statements of Loss
Loss on disposal or impairment of long-lived assets	$42,716	$15,506	$58,222	Loss on disposal or impairment of long-lived assets
Severance expense	2,019	264	2,283	Sales, general and administrative expenses
Lease termination and facility consolidation costs	1,246	3,079	4,325	Sales, general and administrative expenses
Increase in channel inventory reserves	26,479	—	26,479	Revenue, net
Increase in inventory reserves	11,091	—	11,091	Cost of revenue, net
Total restructuring charges	$83,551	$18,849	$102,400
In the table above, the lease termination costs relate to the relocation of certain manufacturing operations from a leased facility in Huizhou, China to a company-owned facility which is also in Huizhou, China. In June 2015, the Company ceased using the leased facility and recognized a $0.5 million charge for the lease contract termination cost.
In the table above, the severance expense relates to a reduction in manufacturing and support positions. There is not a significant retention period for impacted employees and all severance was paid in fiscal 2016.
Note 19 - Subsequent Event
On April 25, 2017, the Company announced that it intended to form a joint venture, to be called Cree Venture LED Company, Ltd. (Cree Venture LED), with San’an Optoelectronics Co., Ltd. (San’an) to produce and deliver to market high performing, mid-power lighting class LEDs in an exclusive arrangement to serve the expanding markets of North and South America, Europe and Japan, and serve China and the rest of the world on a non-exclusive basis.
Effective July 17, 2017, the Company entered into a Shareholders Agreement with San’an and Cree Venture LED pursuant to which the Company and San’an funded their contributions to Cree Venture LED and agreed upon the management and operation of Cree Venture LED. The Company contributed $5.1 million for a 51% ownership interest and San’an contributed $4.9 million for a 49% ownership interest. Cree Venture LED will have a five-member board of directors, three of which will be designated by the Company and two of which will be designated by San’an.
In connection with forming Cree Venture LED and entering into the Shareholders Agreement, Cree Venture LED and San’an also entered into a manufacturing agreement pursuant to which San’an will supply Cree Venture LED with mid-power LED products, and Cree Venture LED and the Company entered into a sales agency agreement pursuant to which the Company will be the independent sales representative of Cree Venture LED in the exclusive markets, among certain other ancillary agreements related to the transaction.
The Company targets that Cree Venture LED will finish becoming fully established and begin first product qualifications with customers by the end of calendar 2017.

Note 20 – Quarterly Results of Operations - Unaudited
The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 25, 2017 and June 26, 2016 (in thousands, except per share data):

	September 25, 2016	December 25, 2016	March 26, 2017	June 25, 2017	Fiscal Year 2017
Revenue, net	$371,231	$401,325	$341,505	$358,939	$1,473,000
Cost of revenue, net	261,302	260,759	255,429	260,938	1,038,428
Gross profit	109,929	140,566	86,076	98,001	434,572
Net loss	566	6,219	(99,013)	(5,890)	(98,118)
Earnings (loss) per share:
Basic	$—	$0.06	($1.02)	($0.06)	($1.00)
Diluted	$—	$0.06	($1.02)	($0.06)	($1.00)

	September 27, 2015	December 27, 2015	March 27, 2016	June 26, 2016	Fiscal Year 2016
Revenue, net	$425,489	$435,806	$366,919	$388,413	$1,616,627
Cost of revenue, net	294,916	301,361	257,886	275,390	1,129,553
Gross profit	130,573	134,445	109,033	113,023	487,074
Net (loss) income	(24,489)	13,442	152	(10,641)	(21,536)
(Loss) earnings per share:
Basic	($0.24)	$0.13	$—	($0.11)	($0.21)
Diluted	($0.24)	$0.13	$—	($0.11)	($0.21)
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
Changes to Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of June 25, 2017.
The effectiveness of our internal control over financial reporting as of June 25, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report.
Item 9B. Other Information
Not applicable.

PART III
Certain information called for in Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2017.
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

10.1*
2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 23, 2012, as filed with the Securities and Exchange Commission on October 25, 2012)

10.2*
Addendum to Form of Master Stock Option Award Agreement Terms and Conditions for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.3*
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.4*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.5*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.6*
Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.7*
Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.8*
Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.9*
Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.10*
Amendment One to Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.11*
Cree, Inc. Severance Plan for Section 16 Officers, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 28, 2013, as filed with the Securities and Exchange Commission on October 31, 2013)

10.12*
Change in Control Agreement for Chief Executive Officer, effective December 17, 2012, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.13*
Form of Cree, Inc. Change in Control Agreement for Section 16 Officers other than the Chief Executive Officer (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.14*
Form of Cree, Inc. Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.15*
Form of Master Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.16*
Form of Stock Unit Award Agreement (Time-Based) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.17*
Form of Stock Unit Award Agreement (Performance-Based) (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.18*
2005 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 29, 2013, as filed with the Securities and Exchange Commission on October 29, 2013)

10.19*
Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

10.20*
Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

10.21*
Form of Master Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.22*
2013 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated October 25, 2016, filed with the Securities and Exchange Commission on October 28, 2016)

10.23
Credit Agreement, dated January 9, 2015, by and between Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of the Company, as guarantor, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated January 9, 2015, filed with the Securities and Exchange Commission on January 12, 2015)

10.24
Credit Agreement Consent, dated as of July 13, 2016, by and between Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of the Company, as guarantor, and the other lenders party to the Credit Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2016, as filed with the Securities and Exchange Commission on October 19, 2016)

10.25*
Notice of Grant to Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 23, 2016, filed with the Securities and Exchange Commission on August 25, 2016)

10.26*
Notice of Grant to Michael E. McDevitt (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 23, 2016, filed with the Securities and Exchange Commission on August 25, 2016)

10.27*
Management Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated August 23, 2016, as filed with the Securities and Exchange Commission on August 25, 2016)

10.28*
Schedule of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015, as filed with the Securities and Exchange Commission on October 21, 2015)

10.29*
Form of Performance Share Award Agreement - Section 16 Officer (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015, as filed with the Securities and Exchange Commission on October 21, 2015)

10.30*
Change in Control Agreement for Section 16 Officers other than the Chief Executive Officer, dated July 13, 2016, by and between Cree, Inc. and Franco Plastina (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated July 13, 2016, filed with the Securities and Exchange Commission on July 18, 2016)

10.31
Termination Agreement, dated as of March 6, 2017, by and between Cree, Inc. and Infineon Technologies AG (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, March 6, 2017, filed with the Securities and Exchange Commission on March 7, 2017)

10.32*
Separation, General Release and Consulting Agreement, dated May 18, 2017, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated May 18, 2017, as filed with the Securities and Exchange Commission on May 24, 2017)

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

101
The following materials from Cree, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 25, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Loss; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements

*	Management contract or compensatory plan

**
The financial statements as of and for the years ended December 31, 2015 and 2014 of Lextar Electronics Corporation, prepared by Lextar and audited by its independent public accounting firm, are included in this Annual Report pursuant to Rule 3-09 of Regulation S-X.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREE, INC.
Date:	August 23, 2017

By:	/s/ CHARLES M. SWOBODA
Charles M. Swoboda
Chairman, Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES M. SWOBODA	Chairman, Chief Executive Officer and President	August 23, 2017
Charles M. Swoboda

/s/ MICHAEL E. MCDEVITT	Executive Vice President and Chief Financial Officer	August 23, 2017
Michael E. McDevitt	(Principal Financial and Chief Accounting Officer)

/s/ CLYDE R. HOSEIN	Director	August 23, 2017
Clyde R. Hosein

/s/ ROBERT A. INGRAM	Director	August 23, 2017
Robert A. Ingram

/s/ DARREN R. JACKSON	Director	August 23, 2017
Darren R. Jackson

/s/ C. HOWARD NYE	Director	August 23, 2017
C. Howard Nye

/s/ JOHN B. REPLOGLE	Director	August 23, 2017
John B. Replogle

/s/ THOMAS H. WERNER	Director	August 23, 2017
Thomas H. Werner

/s/ ANNE C. WHITAKER	Director	August 23, 2017
Anne C. Whitaker

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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

10.1*
2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 23, 2012, as filed with the Securities and Exchange Commission on October 25, 2012)

10.2*
Addendum to Form of Master Stock Option Award Agreement Terms and Conditions for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.3*
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.4*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.5*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.6*
Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.7*
Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.8*
Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.9*
Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.10*
Amendment One to Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.11*
Cree, Inc. Severance Plan for Section 16 Officers, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 28, 2013, as filed with the Securities and Exchange Commission on October 31, 2013)

10.12*
Change in Control Agreement for Chief Executive Officer, effective December 17, 2012, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.13*
Form of Cree, Inc. Change in Control Agreement for Section 16 Officers other than the Chief Executive Officer (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 17, 2012, as filed with the Securities and Exchange Commission on December 20, 2012)

10.14*
Form of Cree, Inc. Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.15*
Form of Master Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.16*
Form of Stock Unit Award Agreement (Time-Based) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.17*
Form of Stock Unit Award Agreement (Performance-Based) (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.18*
2005 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 29, 2013, as filed with the Securities and Exchange Commission on October 29, 2013)

10.19*
Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

10.20*
Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

10.21*
Form of Master Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.22*
2013 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated October 25, 2016, filed with the Securities and Exchange Commission on October 28, 2016)

10.23
Credit Agreement, dated January 9, 2015, by and between Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of the Company, as guarantor, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated January 9, 2015, filed with the Securities and Exchange Commission on January 12, 2015)

10.24
Credit Agreement Consent, dated as of July 13, 2016, by and between Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of the Company, as guarantor, and the other lenders party to the Credit Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2016, as filed with the Securities and Exchange Commission on October 19, 2016)

10.25*
Notice of Grant to Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 23, 2016, filed with the Securities and Exchange Commission on August 25, 2016)

10.26*
Notice of Grant to Michael E. McDevitt (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 23, 2016, filed with the Securities and Exchange Commission on August 25, 2016)

10.27*
Management Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated August 23, 2016, as filed with the Securities and Exchange Commission on August 25, 2016)

10.28*
Schedule of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015, as filed with the Securities and Exchange Commission on October 21, 2015)

10.29*
Form of Performance Share Award Agreement - Section 16 Officer (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015, as filed with the Securities and Exchange Commission on October 21, 2015)

10.30*
Change in Control Agreement for Section 16 Officers other than the Chief Executive Officer, dated July 13, 2016, by and between Cree, Inc. and Franco Plastina (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated July 13, 2016, filed with the Securities and Exchange Commission on July 18, 2016)

10.31
Termination Agreement, dated as of March 6, 2017, by and between Cree, Inc. and Infineon Technologies AG (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, March 6, 2017, filed with the Securities and Exchange Commission on March 7, 2017)

10.32*
Separation, General Release and Consulting Agreement, dated May 18, 2017, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated May 18, 2017, as filed with the Securities and Exchange Commission on May 24, 2017)

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

101
The following materials from Cree, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 25, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Loss; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements

*	Management contract or compensatory plan
**
The financial statements as of and for the years ended December 31, 2015 and 2014 of Lextar Electronics Corporation, prepared by Lextar and audited by its independent public accounting firm, are included in this Annual Report pursuant to Rule 3-09 of Regulation S-X.