Form 10-Q
period 2017-09-24
CREE INC
filed 2017-10-18
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2017
or
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
Yes [   ] No[ X]

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 13, 2017, was 98,135,192.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended September 24, 2017

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 24, 2017	June 25, 2017
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$152,058	$132,597
Short-term investments	472,796	478,341
Total cash, cash equivalents and short-term investments	624,854	610,938
Accounts receivable, net	154,854	148,392
Income tax receivable	7,639	8,040
Inventories, net	277,944	284,385
Prepaid expenses	23,572	23,305
Other current assets	15,352	23,390
Current assets held for sale	2,254	2,180
Total current assets	1,106,469	1,100,630
Property and equipment, net	594,698	581,263
Goodwill	618,828	618,828
Intangible assets, net	267,066	274,315
Other long-term investments	47,298	50,366
Deferred income taxes	11,137	11,763
Other assets	12,491	12,702
Total assets	$2,657,987	$2,649,867
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$146,578	$133,185
Accrued salaries and wages	39,766	41,860
Other current liabilities	43,024	36,978
Total current liabilities	229,368	212,023
Long-term liabilities:
Long-term debt	141,000	145,000
Deferred income taxes	52,895	49,860
Other long-term liabilities	18,743	20,179
Total long-term liabilities	212,638	215,039
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 24, 2017 and June 25, 2017; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 24, 2017 and June 25, 2017; 98,045 issued and 98,039 outstanding at September 24, 2017 and 97,674 shares issued and outstanding at June 25, 2017	121	121
Additional paid-in-capital	2,426,063	2,419,517
Accumulated other comprehensive income, net of taxes	7,512	5,909
Accumulated deficit	(222,599)	(202,742)
Total shareholders’ equity	2,211,097	2,222,805
Noncontrolling interest	4,884	—
Total liabilities and equity	$2,657,987	$2,649,867
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Three Months Ended
	September 24, 2017	September 25, 2016
	(In thousands, except per share amounts)
Revenue, net	$360,398	$371,231
Cost of revenue, net	260,066	261,302
Gross profit	100,332	109,929
Operating expenses:
Research and development	41,859	39,948
Sales, general and administrative	62,964	68,458
Amortization or impairment of acquisition-related intangibles	6,792	6,408
Loss on disposal or impairment of long-lived assets	2,825	324
Total operating expenses	114,440	115,138
Operating loss	(14,108)	(5,209)
Non-operating expense, net	(1,068)	(158)
Loss before income taxes	(15,176)	(5,367)
Income tax expense (benefit)	4,697	(5,933)
Net (loss) income	($19,873)	$566
Net loss attributable to noncontrolling interest	(16)	—
Net (loss) income attributable to controlling interest	($19,857)	$566
(Loss) earnings per share:
Basic	($0.20)	$0.01
Diluted	($0.20)	$0.01
Weighted average shares used in per share calculation:
Basic	97,811	100,559
Diluted	97,811	100,559
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	September 24, 2017	September 25, 2016
	(In thousands)
Net (loss) income	($19,857)	$566
Other comprehensive (loss) income:
Currency translation gain	1,642	29
Net unrealized loss on available-for-sale securities, net of tax benefit of $0 and $199, respectively	(39)	(320)
Other comprehensive (loss) income	1,603	(291)
Comprehensive (loss) income	($18,254)	$275
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 24, 2017	September 25, 2016
	(In thousands)
Cash flows from operating activities:
Net (loss) income	($19,873)	$566
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	37,400	35,939
Stock-based compensation	10,135	14,650
Excess tax benefit from stock-based payment arrangements	—	(12)
Loss on disposal or impairment of long-lived assets	2,824	325
Amortization of premium/discount on investments	1,310	1,382
Loss on equity investment	3,267	2,487
Foreign exchange gain on equity investment	(199)	(1,373)
Deferred income taxes	3,133	54
Changes in operating assets and liabilities:
Accounts receivable, net	(5,996)	(9,227)
Inventories	6,960	(10,808)
Prepaid expenses and other assets	9,323	(1,922)
Accounts payable, trade	6,442	(2,111)
Accrued salaries and wages and other liabilities	(603)	(11,852)
Net cash provided by operating activities	54,123	18,098
Cash flows from investing activities:
Purchases of property and equipment	(36,450)	(19,337)
Purchases of patent and licensing rights	(2,476)	(2,252)
Proceeds from sale of property and equipment	327	165
Purchases of short-term investments	(117,607)	(106,749)
Proceeds from maturities of short-term investments	119,928	77,645
Proceeds from sale of short-term investments	1,974	5,148
Net cash used in investing activities	(34,304)	(45,380)
Cash flows from financing activities:
Proceeds from issuing shares to non-controlling interest	4,900	—
Payment of acquisition-related contingent consideration	(1,850)	(2,775)
Proceeds from long-term debt borrowings	95,000	110,000
Payments on long-term debt borrowings	(99,000)	(83,000)
Net proceeds from issuance of common stock	119	406
Excess tax benefit from stock-based payment arrangements	—	12
Repurchases of common stock	—	(35,663)
Net cash used in financing activities	(831)	(11,020)
Effects of foreign exchange changes on cash and cash equivalents	473	(11)
Net increase (decrease) in cash and cash equivalents	19,461	(38,313)
Cash and cash equivalents:
Beginning of period	132,597	166,154
End of period	$152,058	$127,841
Supplemental disclosure of cash flow information:
Significant non-cash transactions:
Accrued property and equipment	$18,909	$3,103
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
Basis of Presentation
The consolidated balance sheet at September 24, 2017, the consolidated statements of (loss) income for the three months ended September 24, 2017 and September 25, 2016, the consolidated statements of comprehensive (loss) income for the three months ended September 24, 2017 and September 25, 2016, and the consolidated statements of cash flows for the three months ended September 24, 2017 and September 25, 2016 (collectively, the consolidated financial statements) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive income and cash flows at September 24, 2017, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 25, 2017 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2017 (fiscal 2017). The results of operations for the three months ended September 24, 2017 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 24, 2018 (fiscal 2018).

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.
Certain fiscal 2017 amounts related to the Wolfspeed business in the accompanying consolidated financial statements have been reclassified to continuing operations to conform to the fiscal 2018 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.
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
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09: Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU simplifies the current stock compensation guidance for tax consequences. The ASU requires an entity to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in its income statement. The ASU also eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. For cash flows statement purposes, excess tax benefits should be classified as an operating activity and cash payments made to taxing authorities on the employee’s behalf for withheld shares should be classified as financing activity. The ASU grants an entity the right to withhold up to the employee’s maximum statutory tax rate in the applicable jurisdiction without triggering liability accounting. The effective date was the first quarter of the Company's fiscal year ending June 24, 2018.
The Company's adoption of this ASU did not have a material impact on its consolidated financial statements. All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company’s income statement in the reporting period in which they occur. This could result in increased volatility in the Company’s effective tax rate. For the three months ended September 24, 2017, the Company did not recognize a discrete event related to the excess tax benefits from stock-based compensation due to a full U.S. valuation allowance on the impact. The Company plans to continue its existing practice of estimating expected forfeitures in determining compensation cost.
Goodwill Impairment Testing
In January 2017, the FASB issued ASU No. 2017-04: Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the manner in which an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Additionally, the ASU removes the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to continue to perform Step 1 of the goodwill impairment test. The effective date will be the first quarter of the Company's fiscal year ending June 27, 2021. The Company’s adoption of this guidance is not expected to have a significant impact on its consolidated financial statements.
Note 2 – Joint Venture
Effective July 17, 2017, we entered into a Shareholders Agreement with San’an Optoelectronics Co., Ltd. (San’an) and Cree Venture LED Company Limited. (Cree Venture LED) pursuant to which we and San’an funded our contributions to Cree Venture LED and agreed upon the management and operation of Cree Venture LED.  We contributed $5.1 million of cash for a 51% ownership interest and San’an contributed $4.9 million of cash for a 49% ownership interest.  Cree Venture LED has a five-member board of directors, three of which were designated by Cree and two of which were designated by San’an. As a result of our majority voting interest, we consolidate the operations of Cree Venture LED and report its revenue and gross profit within our LED Products segment. We classify the 49% ownership interest held by San'an as "Noncontrolling interest" on the consolidated balance sheet.
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
Cree Venture LED will produce and deliver to market high performing, mid-power lighting class LEDs in an exclusive arrangement to serve the expanding markets of North and South America, Europe and Japan, and serve China and the rest of the world on a non-exclusive basis. Cree Venture LED recorded its first sales to customers during the first quarter of fiscal 2018.
Note 3 – Acquisition
On July 8, 2015, the Company closed on the acquisition of Arkansas Power Electronics International, Inc. (APEI), a global leader in power modules and power electronics applications, pursuant to a merger agreement with APEI and certain shareholders of APEI, whereby the Company acquired all of the outstanding share capital of APEI in exchange for a base purchase price of $13.8 million, subject to certain adjustments. In addition, if certain goals were achieved over the subsequent two years, additional cash payments totaling up to $4.6 million were to be made to the former APEI shareholders. Payments totaling $2.8 million were made to the former APEI shareholders in July 2016 based on achievement of the first year goals. The final payment of $1.9 million was made in July 2017 based on achievement of the second year goals. In connection with this acquisition, APEI became a wholly owned subsidiary of the Company, renamed Cree Fayetteville, Inc. (Cree Fayetteville). Cree Fayetteville is not considered a significant subsidiary of the Company and its results from operations are reported as part of the Company's Wolfspeed segment.
Note 4 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	September 24, 2017	June 25, 2017
Billed trade receivables	$213,345	$205,516
Unbilled contract receivables	1,294	912
	214,639	206,428
Allowance for sales returns, discounts and other incentives	(51,076)	(49,425)
Allowance for bad debts	(8,709)	(8,611)
Accounts receivable, net	$154,854	$148,392
Inventories
The following table summarizes the components of inventories (in thousands):

	September 24, 2017	June 25, 2017
Raw material	$77,097	$73,410
Work-in-progress	95,720	100,402
Finished goods	105,127	110,573
Inventories	$277,944	$284,385
Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	September 24, 2017	June 25, 2017
Accrued taxes	$12,561	$11,148
Accrued professional fees	6,625	5,545
Accrued warranty	16,627	13,631
Accrued other	7,211	6,654
Other current liabilities	$43,024	$36,978
Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	September 24, 2017	June 25, 2017
Currency translation gain	$6,114	$4,471
Net unrealized gain on available-for-sale securities	1,398	1,438
Accumulated other comprehensive income, net of taxes	$7,512	$5,909
Non-Operating Expense, net
The following table summarizes the components of non-operating expense, net (in thousands):

	Three Months Ended
	September 24, 2017	September 25, 2016
Foreign currency gain, net	$767	$1,361
Gain on sale of investments, net	45	12
Loss on equity investment	(3,267)	(2,487)
Interest income, net	1,151	887
Other, net	236	69
Non-operating expense, net	($1,068)	($158)

Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified Out of Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of (Loss) Income
	Three Months Ended
	September 24, 2017	September 25, 2016
Net unrealized gain on available-for-sale securities, net of taxes	$45	$12	Non-operating expense, net
	45	12	(Loss) income before income taxes
	—	9	Income tax expense (benefit)
	$45	$3
Note 5 – Investments
Investments consist of municipal bonds, corporate bonds, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar Electronics Corporation.
The following tables summarize short-term investments (in thousands):

	September 24, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$183,070	$2,247	($77)	$185,240
Corporate bonds	171,326	1,830	(189)	172,967
Non-U.S. certificates of deposit	112,478	31	—	112,509
Commercial paper	2,080	—	—	2,080
Total short-term investments	$468,954	$4,108	($266)	$472,796

	June 25, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$177,890	$2,219	($68)	$180,041
Corporate bonds	175,991	1,925	(195)	177,721
Non-U.S. certificates of deposit	120,379	—	—	120,379
Commercial paper	200	—	—	200
Total short-term investments	$474,460	$4,144	($263)	$478,341

The following tables present the gross unrealized losses and estimated fair value of the Company's short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	September 24, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$22,844	($40)	$3,795	($22)	$26,639	($62)
Corporate bonds	45,214	(159)	5,572	(45)	50,786	(204)
Total	$68,058	($199)	$9,367	($67)	$77,425	($266)
Number of securities with an unrealized loss		53		11		64

	June 25, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$26,816	($68)	$—	$—	$26,816	($68)
Corporate bonds	57,404	(195)	—	—	57,404	(195)
Total	$84,220	($263)	$—	$—	$84,220	($263)
Number of securities with an unrealized loss		67		—		67
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses from the sale of investments are included in Non-operating expense, net in the consolidated statements of (loss) income and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its securities to be impaired as of September 24, 2017 and June 25, 2017.
The contractual maturities of short-term investments as of September 24, 2017 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$45,350	$116,758	$23,132	$—	$185,240
Corporate bonds	33,399	107,050	32,518	—	172,967
Non-U.S. certificates of deposit	107,788	4,721	—	—	112,509
Commercial paper	2,080	—	—	—	2,080
Total short-term investments	$188,617	$228,529	$55,650	$—	$472,796

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of September 24, 2017, financial assets utilizing Level 1 inputs included money market funds and certificates of deposit, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, commercial paper and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service's consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of September 24, 2017. There were no transfers between Level 1 and Level 2 during the three months ended September 24, 2017.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	September 24, 2017				June 25, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Municipal bonds	$—	$—	$—	$—	$—	$1,802	$—	$1,802
Non-U.S. certificates of deposit	—	86,161	—	86,161	—	736	—	736
Money market funds	861	—	—	861	1,184	—	—	1,184
Total cash equivalents	861	86,161	—	87,022	1,184	2,538	—	3,722
Short-term investments:
Municipal bonds	—	185,240	—	185,240	—	180,041	—	180,041
Corporate bonds	—	172,967	—	172,967	—	177,721	—	177,721
Commercial paper	—	2,080	—	2,080	—	200	—	200
Non-U.S. certificates of deposit	—	112,509	—	112,509	—	120,379	—	120,379
Total short-term investments	—	472,796	—	472,796	—	478,341	—	478,341
Other long-term investments:
Common stock of non-U.S. corporations	—	47,298	—	47,298	—	50,366	—	50,366
Total other long-term investments	—	47,298	—	47,298	—	50,366	—	50,366
Total assets	$861	$606,255	$—	$607,116	$1,184	$531,245	$—	$532,429
Note 7– Intangible Assets
Intangible Assets, net
The following table presents the components of intangible assets, net (in thousands):

	September 24, 2017			June 25, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$141,420	($86,232)	$55,188	$141,420	($84,673)	$56,747
Developed technology	181,728	(137,963)	43,765	181,728	(132,747)	48,981
Non-compete agreements	10,475	(10,417)	58	10,475	(10,398)	77
Trade names, finite-lived	520	(520)	—	520	(520)	—
Patent and licensing rights	153,893	(65,518)	88,375	151,985	(63,155)	88,830
Total intangible assets with finite lives	488,036	(300,650)	187,386	486,128	(291,493)	194,635
Trade names, indefinite-lived	79,680	—	79,680	79,680	—	79,680
Total intangible assets	$567,716	($300,650)	$267,066	$565,808	($291,493)	$274,315
For the three months ended September 24, 2017, total amortization of finite-lived intangible assets was $9.9 million. For the three months ended September 25, 2016, total amortization of finite-lived intangible assets was $9.4 million.

Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 24, 2018 (remainder of fiscal 2018)	$28,618
June 30, 2019	25,225
June 28, 2020	19,821
June 27, 2021	18,444
June 26, 2022	16,323
Thereafter	78,955
Total future amortization expense	$187,386
Note 8 – Long-term Debt
As of September 24, 2017, the Company had a $500 million secured revolving line of credit under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2020.
The Company classifies balances outstanding under its line of credit as long-term debt in the consolidated balance sheets. At September 24, 2017, the Company had $141 million outstanding under the line of credit and $359 million available for borrowing. For the three months ended September 24, 2017, the average interest rate was 1.78%. For the three months ended September 24, 2017 the average commitment fee percentage was 0.09%. The Company was in compliance with all covenants in the line of credit at September 24, 2017.
Note 9 – Shareholders’ Equity
As of September 24, 2017, pursuant to an approval by the Board of Directors, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 26, 2017 through the expiration of the program on June 24, 2018. During the three months ended September 24, 2017, the Company repurchased no shares of common stock under the stock repurchase program.
Note 10– (Loss) Earnings Per Share
The following table presents the computation of basic (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended
	September 24, 2017	September 25, 2016
Net (loss) income	($19,857)	$566
Weighted average common shares	97,811	100,559
Basic (loss) earnings per share	($0.20)	$0.01
The following computation reconciles the differences between the basic and diluted (loss) earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended
	September 24, 2017	September 25, 2016
Net (loss) income	($19,857)	$566
Weighted average common shares - basic	97,811	100,559
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	—	—
Weighted average common shares - diluted	97,811	100,559
Diluted (loss) earnings per share	($0.20)	$0.01

Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three months ended September 24, 2017, there were 10.1 million of potential common shares not included in the calculation of diluted (loss) earnings per share because their effect was anti-dilutive. For the three months ended September 25, 2016, there were 11.4 million of potential common shares not included in the calculation of diluted (loss) earnings per share because their effect was anti-dilutive.
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

Stock Option Awards
The following table summarizes stock option awards outstanding as of September 24, 2017 and changes during the three months then ended (numbers of shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 25, 2017	10,604	$38.27
Granted	53	$24.66
Exercised	(5)	$25.13
Forfeited or expired	(1,133)	$50.88
Outstanding at September 24, 2017	9,519	$36.70
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of September 24, 2017, and changes during the three months then ended is as follows (numbers of awards and units in thousands):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 25, 2017	2,412	$26.74
Granted	1,705	$24.44
Vested	(523)	$29.91
Forfeited	(191)	$25.20
Nonvested at September 24, 2017	3,403	$25.18
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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	September 24, 2017	September 25, 2016
Income Statement Classification:
Cost of revenue, net	$1,775	$2,805
Research and development	2,457	3,439
Sales, general and administrative	5,903	8,406
Total stock-based compensation expense	$10,135	$14,650
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
As of June 25, 2017, the Company's liability for unrecognized tax benefits was $13.3 million. During the three months ended September 24, 2017, the Company did not record any material movement in its unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of September 24, 2017 was $13.3 million. If any portion of this $13.3 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.2 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2014. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2013. For foreign purposes, the Company is generally no longer subject to tax examinations for tax periods 2007 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture.
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. and Luxembourg deferred tax assets.
Note 13 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 25, 2017	$27,919
Warranties accrued in current period	7,142
Expenditures	(4,890)
Balance at September 24, 2017	$30,171
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The Company accrues estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. The warranty reserves, which are primarily related to Lighting Products, are evaluated quarterly based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of September 24, 2017, $13.5 million of the Company's product warranty liabilities were classified as long-term.

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
Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three months ended September 24, 2017. The Company's CODM is the Chief Executive Officer. The Company used the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
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

Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended
	September 24, 2017	September 25, 2016
Revenue:
Lighting Products revenue	$149,724	$183,836
LED Products revenue	144,520	137,493
Wolfspeed revenue	66,154	49,902
Total revenue	$360,398	$371,231

Gross Profit and Gross Margin:
Lighting Products gross profit	$31,883	$49,290
Lighting Products gross margin	21.3%	26.8%
LED Products gross profit	38,810	41,770
LED Products gross margin	26.9%	30.4%
Wolfspeed gross profit	32,398	23,460
Wolfspeed gross margin	49.0%	47.0%
Total segment gross profit	103,091	114,520
Unallocated costs	(2,759)	(4,591)
Consolidated gross profit	$100,332	$109,929
Consolidated gross margin	27.8%	29.6%

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
Inventories for each of the Company's segments were as follows (in thousands):

	September 24, 2017	June 25, 2017
Lighting Products	$141,544	$145,710
LED Products	105,799	108,297
Wolfspeed	26,172	26,453
Total segment inventories	273,515	280,460
Unallocated inventories	4,429	3,925
Consolidated inventories	$277,944	$284,385
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
Executive Summary
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 25, 2017. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
Our Wolfspeed business consists of silicon carbide (SiC) and gallium nitride (GaN) materials, power devices and RF devices based on wide bandgap semiconductor materials. Our materials products and power devices are used in solar, electric vehicles, motor drives, power supplies and transportation applications. Our materials products and RF devices are used in military communications, radar, satellite and telecommunication applications.
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

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:

•
Overall Demand for Products and Applications using LEDs, SiC power devices and GaN RF devices. Our potential for growth depends significantly on the continued adoption of LEDs, the adoption of SiC and GaN materials and device products in the power and RF markets, and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, continuously evolving industry supply chains, and evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers.

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

Overview of the Three Months Ended September 24, 2017
The following is a summary of our financial results for the three months ended September 24, 2017:

•	Revenue decreased to $360 million for the three months ended September 24, 2017 from $371 million for the three months ended September 25, 2016.

•
Gross profit decreased to $100 million for the three months ended September 24, 2017 from $110 million for the three months ended September 25, 2016. Gross margin was 28% for the three months ended September 24, 2017 and 30% for the three months ended September 25, 2016.

•
Operating loss was $14 million for the three months ended September 24, 2017 and $5 million for the three months ended September 25, 2016. Net loss per diluted share was $0.20 for the three months ended September 24, 2017 compared to net earnings per diluted share of $0.01 for the three months ended September 25, 2016.

•
Cash, cash equivalents and short-term investments were $0.6 billion at September 24, 2017 and $0.6 billion at June 25, 2017. Cash provided by operating activities was $54 million for the three months ended September 24, 2017 compared to $18 million for the three months ended September 25, 2016.

•	Inventories decreased to $278 million at September 24, 2017 compared to $284 million at June 25, 2017.

•	Purchases of property and equipment were $36 million for the three months ended September 24, 2017 compared to $19 million for the three months ended September 25, 2016.

Business Outlook
We continue to focus on growing the Wolfspeed business, as our customers have further realized the value of our technology. The strength of our balance sheet and improving operating cash flow provides us the ability to invest in Wolfspeed, while continuing to pursue our LED and Lighting growth plans.

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
Results of Operations
The following table sets forth certain consolidated statement of (loss) income data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended
	September 24, 2017		September 25, 2016
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$360,398	100%	$371,231	100%
Cost of revenue, net	260,066	72%	261,302	70%
Gross profit	100,332	28%	109,929	30%
Research and development	41,859	12%	39,948	11%
Sales, general and administrative	62,964	17%	68,458	18%
Amortization or impairment of acquisition-related intangibles	6,792	2%	6,408	2%
Loss on disposal or impairment of long-lived assets	2,825	1%	324	—%
Operating loss	(14,108)	(4)%	(5,209)	(1)%
Non-operating expense, net	(1,068)	—%	(158)	—%
Loss before income taxes	(15,176)	(4)%	(5,367)	(1)%
Income tax expense (benefit)	4,697	1%	(5,933)	(2)%
Net (loss) income	(19,873)	(6)%	$566	—%
Net loss attributable to noncontrolling interest	(16)	—%	—	—%
Net (loss) income attributable to controlling interest	($19,857)	(6)%	$566	—%
Basic (loss) earnings per share	($0.20)		$0.01
Diluted (loss) earnings per share	($0.20)		$0.01

Revenue

Revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended
	September 24, 2017	September 25, 2016	Change
Lighting Products revenue	$149,724	$183,836	($34,112)	(19)%
Percent of revenue	42%	50%
LED Products revenue	144,520	137,493	7,027	5%
Percent of revenue	40%	37%
Wolfspeed revenue	66,154	49,902	16,252	33%
Percent of revenue	18%	13%
Total revenue	$360,398	$371,231	($10,833)	(3)%
Our consolidated revenue decreased 3% to $360.4 million for the three months ended September 24, 2017 from $371.2 million for the three months ended September 25, 2016. This decrease was driven by the 19% reduction in Lighting Products revenue, which was partially offset by the 33% and 5% increase in Wolfspeed and LED Products revenue, respectively.
Lighting Products Segment Revenue
Lighting Products revenue represented approximately 42% and 50% of our total revenue for the three months ended September 24, 2017 and September 25, 2016, respectively.
Lighting Products revenue decreased 19% to $149.7 million for the three months ended September 24, 2017 from $183.8 million for the three months ended September 25, 2016. The decrease in revenue for the three months ended September 24, 2017 compared to the three months ended September 25, 2016 was due to a 52% decrease in the number of overall units sold, which was partially offset by a 68% increase in average selling prices (ASP). The decrease in units sold for the period was due to weakness in the North American commercial market, the lingering effects related primarily to driver quality holds which have lowered project win rates and lower consumer sales due to lower demand.
LED Products Segment Revenue
LED Products revenue represented 40% and 37% of our total revenue for the three months ended September 24, 2017 and September 25, 2016, respectively.
LED Products revenue increased 5% to $144.5 million for the three months ended September 24, 2017 from $137.5 million for the three months ended September 25, 2016. The increase in revenue for the three months ended September 24, 2017 compared to the three months ended September 25, 2016 was due primarily to a 17% increase in the number of units sold partially offset by a 11% decrease in ASP. The decrease in ASP for the respective period was due primarily to competitive pricing pressures.
Wolfspeed Segment Revenue
Wolfspeed revenue represented approximately 18% and 13% of our total revenue for the three months ended September 24, 2017 and September 25, 2016, respectively.
Wolfspeed revenue increased 33% to $66.2 million for the three months ended September 24, 2017 from $49.9 million for the three months ended September 25, 2016. The increase in revenue for the three months ended September 24, 2017 as compared to the three months ended September 25, 2016 was due to a 17% increase in the number of units sold as well as a 22% increase in ASP. The increase in ASP was due to a greater mix of higher priced products.

Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Three Months Ended
	September 24, 2017	September 25, 2016	Change
Lighting Products gross profit	$31,883	$49,290	($17,407)	(35)%
Lighting Products gross margin	21%	27%
LED Products gross profit	38,810	41,770	(2,960)	(7)%
LED Products gross margin	27%	30%
Wolfspeed gross profit	32,398	23,460	8,938	38%
Wolfspeed gross margin	49%	47%
Unallocated costs	(2,759)	(4,591)	1,832	(40)%
Consolidated gross profit	$100,332	$109,929	($9,597)	(9)%
Consolidated gross margin	28%	30%
Our consolidated gross profit decreased 9% to $100.3 million for the three months ended September 24, 2017 from $109.9 million for the three months ended September 25, 2016. Our consolidated gross margin decreased to 27.8% for the three months ended September 24, 2017 from 29.6% for the three months ended September 25, 2016.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit decreased 35% to $31.9 million for the three months ended September 24, 2017 from $49.3 million for the three months ended September 25, 2016. Lighting Products gross margin decreased to 21.3% for the three months ended September 24, 2017 from 26.8% for the three months ended September 25, 2016. The decrease in Lighting Products gross profit and gross margin for the three months ended September 24, 2017 was primarily due to lower commercial lighting fixture sales, lower commercial factory utilization and higher commercial lighting product warranty reserves.
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit decreased 7% to $38.8 million for the three months ended September 24, 2017 from $41.8 million for the three months ended September 25, 2016. LED Products gross margin decreased to 26.9% for the three months ended September 24, 2017 from 30.4% for the three months ended September 25, 2016. The decreases in gross profit and gross margin are due primarily to lower pricing resulting from the global competition for LED products and a less favorable mix of LED products sold.
Wolfspeed Segment Gross Profit and Gross Margin
Wolfspeed gross profit increased 38% to $32.4 million for the three months ended September 24, 2017 from $23.5 million for the three months ended September 25, 2016. Wolfspeed gross margin increased to 49.0% for the three months ended September 24, 2017 from 47.0% for the three months ended September 25, 2016. The increases in gross profit and gross margin are primarily due to a more favorable product sales mix, higher factory utilization and improved production yields.
Unallocated Costs
Unallocated costs were $2.8 million and $4.6 million for the three months ended September 24, 2017 and September 25, 2016, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our Chief Operating Decision Maker does not review them regularly when evaluating segment performance and allocating resources. The decrease for the three months ended September 24, 2017 as compared to the three months ended September 25, 2016 was primarily attributable to lower stock-based and incentive compensation.

Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following table sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended
	September 24, 2017	September 25, 2016	Change
Research and development	$41,859	$39,948	$1,911	5%
Percent of revenue	12%	11%
Research and development expenses for the three months ended September 24, 2017 increased 5% to $41.9 million from $39.9 million for the three months ended September 25, 2016. These increases were primarily due to an increase in Wolfspeed research and development, to accelerate 150mm development along with next generation power and RF device research and development. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities.
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

	Three Months Ended
	September 24, 2017	September 25, 2016	Change
Sales, general and administrative	$62,964	$68,458	($5,494)	(8)%
Percent of revenue	17%	18%
Sales, general and administrative expenses of $63.0 million for the three months ended September 24, 2017 decreased 8% from $68.5 million for the three months ended September 25, 2016. The decrease for the three months ended September 24, 2017 was primarily due to lower variable commercial lighting sales expense resulting from the decrease in lighting revenue, lower stock compensation expense and the non-recurrence of fiscal 2017 costs associated with the former Wolfspeed transaction.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names. Amortization of intangible assets related to our acquisitions was as follows (in thousands, except percentages):

	Three Months Ended
	September 24, 2017	September 25, 2016	Change
Customer relationships	$1,558	$1,324	$234	18%
Developed technology	5,214	4,845	369	8%
Non-compete agreements	20	239	(219)	(92)%
Total amortization	$6,792	$6,408	$384	6%
Amortization of acquisition-related intangibles was $6.8 million for the three months ended September 24, 2017 compared to $6.4 million for the three months ended September 25, 2016.

Loss on Disposal or Impairment of Long-Lived Assets
We operate a capital-intensive business. As such, we dispose of a certain level of our equipment in the normal course of business as our production processes change due to production improvement initiatives or product mix changes. Due to the risk of technological obsolescence or changes in our production process, we regularly review our equipment and capitalized patent costs for possible impairment. The following table sets forth our loss on disposal or impairment of long-lived assets (in thousands, except percentages):

	Three Months Ended
	September 24, 2017	September 25, 2016	Change
Loss on disposal or impairment of long-lived assets	$2,825	$324	$2,501	772%
We recognized a net loss of $2.8 million and a net loss of $0.3 million on the disposal of long-lived assets for the three months ended September 24, 2017 and September 25, 2016, respectively. The increase in net loss for the three months ended September 24, 2017 as compared to the three months ended September 25, 2016 was primarily due to demolition and move costs associated with our current Wolfspeed manufacturing capacity expansion.
Non-Operating Expense, net
The following table sets forth our non-operating income (expense), net (in thousands, except percentages):

	Three Months Ended
	September 24, 2017	September 25, 2016	Change
Gain on sale of investments, net	$45	$12	$33	275%
Loss on equity investment	(3,267)	(2,487)	(780)	31%
Foreign currency gain, net	767	1,361	(594)	(44)%
Interest income, net	1,151	887	264	30%
Other, net	236	69	167	242%
Non-operating expense, net	($1,068)	($158)	($910)	576%
Gain on sale of investments, net. Gain on sale of investments, net was $45 thousand for the three months ended September 24, 2017 compared to $12 thousand for the three months ended September 25, 2016.
Loss on equity investment. Loss on our equity investment in Lextar Electronics Corporation (Lextar), which we account for utilizing the fair value option, was $3.3 million for the three months ended September 24, 2017 compared to a loss on equity investment of $2.5 million for the three months ended September 25, 2016. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price declined from 18.40 New Taiwanese Dollars (TWD) at June 25, 2017 to 17.20 TWD at September 24, 2017. This volatile stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. Any future stock price changes will be recorded as further gains or losses on equity investment based on the increase or decrease, respectively, in the fair value of the investment during the applicable fiscal period. Further losses could have a material adverse effect on our results of operations.
Foreign currency gain, net. Foreign currency gain, net consisted primarily of remeasurement adjustments resulting from our investment in Lextar and consolidating our international subsidiaries. The foreign currency gain for the three months ended September 24, 2017 was primarily due to favorable fluctuations in the exchange rates between both the Chinese Yuan and the Euro and the United States Dollar. The foreign currency gain for the three months ended September 25, 2016 was primarily due to favorable fluctuation in the exchange rate between the TWD and the United States Dollar related to our Lextar investment.
Interest income, net. Interest income, net was $1.2 million for the three months ended September 24, 2017 compared to $0.9 million for the three months ended September 25, 2016. The increase in interest income, net for the three months ended September 24, 2017 was primarily due to higher invested balances in China and Hong Kong which was offset with a higher interest expense due to higher borrowing rates associated with our line of credit as compared to the three months ended September 25, 2016.
Other, net. Other, net was income of $0.2 million for the three months ended September 24, 2017 compared to income of $0.1 million for the three months ended September 25, 2016.

Income Tax Expense (Benefit)
The following table sets forth our income tax expense (benefit) in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended
	September 24, 2017	September 25, 2016	Change
Income tax expense (benefit)	$4,697	($5,933)	$10,630	(179)%
Effective tax rate	(31.0)%	110.5%

The variation between our effective income tax rate and the U.S. statutory rate of 35% is due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income for the full year derived from international locations with lower tax rates than the U.S., and (iii) projected tax credits generated.
We recognized an income tax expense of $4.7 million for an effective tax rate of (31.0)% for the three months ended September 24, 2017 as compared to income tax benefit of $5.9 million for an effective tax rate of 110.5% for the three months ended September 25, 2016. The decrease in our effective tax rate for the three months ended September 24, 2017 was primarily due to the change in the valuation allowance against our U.S. deferred tax assets.
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
From time to time, we evaluate strategic opportunities, including potential acquisitions, joint ventures, divestitures or investments in complementary businesses, and we anticipate continuing to make such evaluations. We may also access capital markets through the issuance of debt or additional shares of common stock in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities.
Liquidity
Our liquidity and capital resources primarily depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.

The following table presents the components of our cash conversion cycle:

	Three Months Ended
	September 24, 2017	June 25, 2017	Change
Days of sales outstanding(a)	39	37	2
Days of supply in inventory(b)	96	98	(2)
Days in accounts payable(c)	(51)	(46)	(5)
Cash conversion cycle	84	89	(5)

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

The decrease in our cash conversion cycle was primarily driven by an increase in days in accounts payable.
As of September 24, 2017, we had unrealized losses on our investments of $0.3 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at September 24, 2017 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of September 24, 2017.
Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Three Months Ended
	September 24, 2017	September 25, 2016	Change
Net cash provided by operating activities	$54,123	$18,098	$36,025	199%
Net cash used in investing activities	(34,304)	(45,380)	11,076	(24)%
Net cash used in financing activities	(831)	(11,020)	10,189	(92)%
Effects of foreign exchange changes on cash and cash equivalents	473	(11)	484	(4,400)%
Net increase (decrease) in cash and cash equivalents	$19,461	($38,313)	$57,774
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.

Cash Flows from Operating Activities
Net cash provided by operating activities increased to $54.1 million for the three months ended September 24, 2017 from $18.1 million for the three months ended September 25, 2016. This increase was primarily due to cash generated from working capital.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash used in investing activities was $34.3 million for the three months ended September 24, 2017 and net cash used in investing activities was $45.4 million for the three months ended September 25, 2016. Net purchases of short-term investments decreased $28.3 million for the three months ended September 24, 2017 compared to the three months ended September 25, 2016. This was partially offset by a $17.3 million increase in our capital spending for the three months ended September 24, 2017 compared to the three months ended September 25, 2016.
For fiscal 2018, we target approximately $220.0 million of capital investment, which is primarily related to infrastructure projects to support our longer-term growth and strategic priorities.
Cash Flows from Financing Activities
Net cash used in financing activities was $0.8 million for the three months ended September 24, 2017 compared to $11.0 million for the three months ended September 25, 2016. For the three months ended September 24, 2017, our financing activities primarily consisted of net repayment on our line of credit of $4.0 million and payment of acquisition-related contingent consideration of $1.9 million, partially offset by proceeds of $0.1 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit from those exercises and proceeds of $4.9 million from issuing shares related to Cree Venture LED. For the three months ended September 25, 2016, our financing activities primarily consisted of the repurchase of common stock worth approximately $35.7 million, partially offset by net borrowing on our line of credit of $27.0 million, and proceeds of $0.4 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit from those exercises.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 24, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 25, 2017, in the section entitled “Contractual Obligations” for the future minimum lease payments due under our operating leases as of June 25, 2017. There have been no significant changes to the contractual obligations discussed therein.
Critical Accounting Policies and Estimates
For information about our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 25, 2017.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 25, 2017. There have been no material changes to the amounts presented therein.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 13, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 25, 2017. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
Our operating results are substantially dependent on the acceptance of new products.
Our future success may depend on our ability to deliver new, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products which has impacted our results in the past. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:

•	maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand;

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

While we intend to continue to focus on managing our costs and expenses, in the short term and in the long term we expect to invest to support our growth and may have additional unexpected costs. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. For example, during fiscal 2018 we target converting the majority of our Wolfspeed power production from 100mm to 150mm substrates. If we are unable to make this transition in a timely or cost-effective manner, our results could be negatively impacted. In connection with our efforts to cost-effectively manage our growth, we have increasingly relied on contractors for production capacity, logistics support and certain administrative functions including hosting of certain information technology software applications. If our contract manufacturers, original design manufacturers (ODMs) or other service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, or an impact on employee morale. Our operations may also be negatively impacted if any of these contract manufacturers, ODMs or other service providers do not have the financial capability to meet our growing needs. There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers or ODMs, or moving production to different contract manufacturers or ODMs, that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control.

We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. Allocation and effective management of the resources necessary to successfully implement, integrate, train personnel and sustain our IT platforms will remain critical to ensure that we are not subject to transaction errors, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through a security breach in the near term. Additionally, we face these same risks if we fail to allocate and effectively manage the resources necessary to build, implement, upgrade, integrate and sustain appropriate technology infrastructure over the longer term.
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
As customer demand for our products changes, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase or decrease our production capacity at our targeted rate or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets. For example, our Wolfspeed business is currently experiencing demand in excess of our production capacity, which is resulting in longer manufacturing lead times to customers as we manage our constrained capacity. While we began making significant investments in fiscal 2016 to expand our materials, power and RF device capacity and continue to do so, these investments take time to bring in, install and get fully qualified. As a result, we may be unable to build or qualify such new capacity on a timely basis to meet customer demand and customers may fulfill their orders with one of our competitors instead. In addition, as we introduce new products and change product generations, we must balance the production and inventory of prior generation products with the production and inventory of new generation products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling.
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
In addition, our ability to convert volume manufacturing to larger diameter substrates can be an important factor in providing a more cost-effective manufacturing process. During fiscal 2018, we target converting the majority of our Wolfspeed power production from 100mm to 150mm substrates. If we are unable to make this transition in a timely or cost-effective manner, our results could be negatively impacted.
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
Our results may be negatively impacted if customers do not maintain their favorable perception of our brands and products.
Maintaining and continually enhancing the value of our brands is critical to the success of our business.  Brand value is based in large part on customer perceptions.  Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products.  Brand value could diminish significantly due to a number of factors, including adverse publicity about our products (whether valid or not), a failure to maintain the quality of our products (whether perceived or real), the failure of our products or Cree to deliver consistently positive consumer experiences, the products becoming unavailable to consumers or consumer perception that we have acted in an irresponsible manner.  Damage to our brand, reputation or loss of customer confidence in our brand or products could result in decreased demand for our products and have a negative impact on our business, results of operations or financial condition.
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

From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments, joint ventures, divestitures, or spin-offs. For example, during the first quarter of fiscal 2018 we formed Cree Venture LED, a joint venture between San'an and us to produce and supply to customers high-performance mid-power LED components. If we choose to enter into such transactions, we face certain risks including:

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

•
tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost-effective and timely manner, or changes in applicable tariffs or custom rules;

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
Hiring and retaining qualified executives, scientists, engineers, technical staff, sales personnel and production personnel is critical to our business, and competition for experienced employees in our industry can be intense. As a global company, this issue is not limited to the United States, but includes our other locations such as Europe and China. For example, there is substantial competition for qualified and capable personnel, particularly experienced engineers and technical personnel, which may make it difficult for us to recruit and retain qualified employees. If we are unable to staff sufficient and adequate personnel at our facilities, we may experience lower revenue or increased manufacturing costs, which would adversely affect our results of operations.
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
On May 19, 2017, we announced that we were accelerating the succession planning process for our chief executive officer and that Charles M. Swoboda would step down from his executive positions and as a member of the Board of Directors following a transition period. On September 25, 2017, we announced the appointment of Gregg Lowe as President and Chief Executive Officer and a member of our Board of Directors, effective September 27, 2017. Mr. Swoboda will remain on our Board of Directors until our Annual Meeting of Shareholders on October 24, 2017. Such a leadership transition can be inherently difficult to manage, and an inadequate transition may cause disruption to our business. If we do not successfully manage our CEO transition, it could be viewed negatively by our customers, suppliers, shareholders and other stakeholders and could have an adverse impact on our business.
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance, use or other aspects of our products could impact the demand for our products.
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of our products may impact the demand for our products. Demand for our products may also be impacted by changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies. For example, efforts to eliminate or reduce Energy Star® standards could negatively impact our lighting and Wolfspeed power businesses. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products. Our ability and the ability of our competitors to meet these new requirements could impact competitive dynamics in the market.

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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar Electronics Corporation (Lextar), a public company in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of the first quarter of fiscal 2018 with variability between quarters, and may continue to decline in the future. As required by Rule 3-09 of Regulation S-X, we filed Lextar’s financial statements, prepared by Lextar and audited by its independent public accounting firm, as of and for the years ended December 31, 2015 and 2014 as an exhibit to our Annual Report on Form 10-K for the fiscal year ended June 25, 2017.
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
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employees, employee error, malfeasance or otherwise, and as a result, an unauthorized party may obtain access to our systems. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information. We actively seek to prevent, detect and investigate any unauthorized access, which sometimes occurs. We might be unaware of any such access or unable to determine its magnitude and effects. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development could be reduced. Our business could be subject to significant disruption and we could suffer monetary or other losses.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 25, 2017). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $21.12 to a high of $28.83 during the 12 months ended September 24, 2017. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
Stock Repurchase Program
On June 14, 2017, our Board of Directors approved the extension of our stock repurchase program through June 24, 2018. Pursuant to the program, we are authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 26, 2017 through the expiration of the program on June 24, 2018. During the three months ended September 24, 2017, the Company repurchased no shares of common stock under the stock repurchase program.

Since the inception of our stock repurchase program in January 2001 through September 24, 2017, we have repurchased 38.7 million shares of our common stock at an average price of $28.66 per share with an aggregate value of $1.1 billion. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Notice of Grant to Charles M. Swoboda, dated August 28, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 28, 2017, filed with the Securities and Exchange Commission on September 1, 2017)

10.2
Notice of Grant to Michael E. McDevitt, dated August 28, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 28, 2017, filed with the Securities and Exchange Commission on September 1, 2017)

10.3
Notice of Grant to Daniel J. Castillo, dated August 28, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated August 28, 2017, filed with the Securities and Exchange Commission on September 1, 2017)

10.4
Notice of Grant to David T. Emerson, dated August 28, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 28, 2017, filed with the Securities and Exchange Commission on September 1, 2017)

10.5
Change in Control Agreement for Chief Executive Officer, dated September 22, 2017, between Cree, Inc. and Gregg A. Lowe (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated September 27, 2017, filed with the Securities and Exchange Commission on September 28, 2017)

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
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income (Loss); (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

October 18, 2017

/s/ MICHAEL E. MCDEVITT
Michael E. McDevitt
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)