Form 10-Q
period 2017-12-24
CREE INC
filed 2018-01-24
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2017
or
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
Yes [   ] No[ X]

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 19, 2018, was 99,960,179.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended December 24, 2017

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 24, 2017	June 25, 2017
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$169,688	$132,597
Short-term investments	480,221	478,341
Total cash, cash equivalents and short-term investments	649,909	610,938
Accounts receivable, net	153,014	148,392
Income tax receivable	2,809	8,040
Inventories, net	273,211	284,385
Prepaid expenses	22,933	23,305
Other current assets	19,450	23,390
Current assets held for sale	6,913	2,180
Total current assets	1,128,239	1,100,630
Property and equipment, net	612,131	581,263
Goodwill	618,828	618,828
Intangible assets, net	259,607	274,315
Other long-term investments	72,517	50,366
Deferred income taxes	10,399	11,763
Other assets	12,564	12,702
Total assets	$2,714,285	$2,649,867
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$158,291	$133,185
Accrued salaries and wages	46,906	41,860
Other current liabilities	40,525	36,978
Total current liabilities	245,722	212,023
Long-term liabilities:
Long-term debt	124,000	145,000
Deferred income taxes	37,404	49,860
Other long-term liabilities	24,147	20,179
Total long-term liabilities	185,551	215,039
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 24, 2017 and June 25, 2017; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at December 24, 2017 and June 25, 2017; 99,888 issued and outstanding at December 24, 2017 and 97,674 shares issued and outstanding at June 25, 2017	123	121
Additional paid-in-capital	2,483,424	2,419,517
Accumulated other comprehensive income, net of taxes	3,427	5,909
Accumulated deficit	(208,878)	(202,742)
Total shareholders’ equity	2,278,096	2,222,805
Noncontrolling interest	4,916	—
Total liabilities and equity	$2,714,285	$2,649,867
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
	(In thousands, except per share amounts)
Revenue, net	$367,870	$401,326	$728,268	$772,559
Cost of revenue, net	275,267	260,759	535,333	522,061
Gross profit	92,603	140,567	192,935	250,498
Operating expenses:
Research and development	39,776	37,893	81,635	77,841
Sales, general and administrative	68,076	76,513	131,040	144,971
Amortization or impairment of acquisition-related intangibles	6,792	5,937	13,584	12,345
Loss on disposal or impairment of long-lived assets	4,262	717	7,087	1,041
Total operating expenses	118,906	121,060	233,346	236,198
Operating (loss) income	(26,303)	19,507	(40,411)	14,300
Non-operating income (expense), net	26,729	(4,760)	25,662	(4,919)
Income (loss) before income taxes	426	14,747	(14,749)	9,381
Income tax (benefit) expense	(13,326)	8,531	(8,629)	2,598
Net income (loss)	$13,752	$6,216	($6,120)	$6,783
Net income attributable to noncontrolling interest	31	—	16	—
Net income (loss) attributable to controlling interest	$13,721	$6,216	($6,136)	$6,783
Earnings (loss) per share:
Basic	$0.14	$0.06	($0.06)	$0.07
Diluted	$0.14	$0.06	($0.06)	$0.07
Weighted average shares used in per share calculation:
Basic	99,184	98,467	98,499	99,513
Diluted	100,763	98,730	98,499	99,994
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
	(In thousands)
Net income (loss)	$13,721	$6,216	($6,136)	$6,783
Other comprehensive loss:
Currency translation (loss) gain	(424)	(1,343)	1,218	(1,314)
Net unrealized loss on available-for-sale securities, net of tax benefit of $0 and $2,357 and $0 and $2,556 respectively	(3,660)	(3,795)	(3,700)	(4,115)
Other comprehensive loss:	(4,084)	(5,138)	(2,482)	(5,429)
Comprehensive income (loss)	$9,637	$1,078	($8,618)	$1,354
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 24, 2017	December 25, 2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	($6,120)	$6,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,634	62,574
Stock-based compensation	22,162	26,856
Excess tax benefit from stock-based payment arrangements	—	(1)
Loss on disposal or impairment of long-lived assets	7,087	845
Amortization of premium/discount on investments	2,631	2,749
(Gain) loss on equity investment	(21,479)	6,298
Foreign exchange gain on equity investment	(672)	(434)
Deferred income taxes	(11,801)	44
Changes in operating assets and liabilities:
Accounts receivable, net	(4,203)	13,647
Inventories	11,339	1,290
Prepaid expenses and other assets	5,014	2,735
Accounts payable, trade	17,925	(13,834)
Accrued salaries and wages and other liabilities	9,295	10,164
Net cash provided by operating activities	105,812	119,716
Cash flows from investing activities:
Purchases of property and equipment	(85,222)	(35,211)
Purchases of patent and licensing rights	(4,932)	(5,836)
Proceeds from sale of property and equipment	380	236
Purchases of short-term investments	(158,327)	(125,022)
Proceeds from maturities of short-term investments	138,435	93,312
Proceeds from sale of short-term investments	11,938	7,619
Net cash used in investing activities	(97,728)	(64,902)
Cash flows from financing activities:
Proceeds from issuing shares to noncontrolling interest	4,900	—
Payment of acquisition-related contingent consideration	(1,850)	(2,775)
Proceeds from long-term debt borrowings	160,000	245,000
Payments on long-term debt borrowings	(181,000)	(235,000)
Net proceeds from issuance of common stock	46,550	8,021
Excess tax benefit from stock-based payment arrangements	—	1
Repurchases of common stock	—	(98,431)
Net cash provided by (used in) financing activities	28,600	(83,184)
Effects of foreign exchange changes on cash and cash equivalents	407	(691)
Net increase (decrease) in cash and cash equivalents	37,091	(29,061)
Cash and cash equivalents:
Beginning of period	132,597	166,154
End of period	$169,688	$137,093
Supplemental disclosure of cash flow information:
Significant non-cash transactions:
Accrued property and equipment	$19,039	$8,240
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and New Accounting Standards
Overview
Cree, Inc. (the Company) is an innovator of lighting-class light emitting diode (LED) products, lighting products and wide bandgap semiconductor products for power and radio-frequency (RF) applications. The Company's products are targeted for applications such as indoor and outdoor lighting, video displays, transportation, electronic signs and signals, power supplies, inverters and wireless systems.
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
Basis of Presentation
The consolidated balance sheet at December 24, 2017, the consolidated statements of income (loss) for the three and six months ended December 24, 2017 and December 25, 2016, the consolidated statements of comprehensive income (loss) for the three and six months ended December 24, 2017 and December 25, 2016, and the consolidated statements of cash flows for the six months ended December 24, 2017 and December 25, 2016 (collectively, the consolidated financial statements) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive income and cash flows at December 24, 2017, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 25, 2017 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2017 (fiscal 2017). The results of operations for the three and six months ended December 24, 2017 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 24, 2018 (fiscal 2018).

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
The Company's adoption of this ASU did not have a material impact on its consolidated financial statements. All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company’s income statement in the reporting period in which they occur. This could result in increased volatility in the Company’s effective tax rate. For the six months ended December 24, 2017, the Company did not recognize a discrete event related to the excess tax benefits from stock-based compensation due to a full U.S. valuation allowance on the impact. The Company plans to continue its existing practice of estimating expected forfeitures in determining compensation cost.
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
Note 2 – Joint Venture
Effective July 17, 2017, the Company entered into a Shareholders Agreement with San’an Optoelectronics Co., Ltd. (San’an) and Cree Venture LED Company Limited (Cree Venture LED) pursuant to which the Company and San’an funded their contributions to Cree Venture LED and agreed upon the management and operation of Cree Venture LED.  The Company contributed $5.1 million of cash for a 51% ownership interest and San’an contributed $4.9 million of cash for a 49% ownership interest.  Cree Venture LED has a five-member board of directors, three of which were designated by the Company and two of which were designated by San’an. As a result of the Company's majority voting interest, the Company consolidates the operations of Cree Venture LED and reports its revenue and gross profit within the Company's LED Products segment. The Company classifies the 49% ownership interest held by San'an as "Noncontrolling interest" on the consolidated balance sheet. During the six months ended December 24, 2017, the noncontrolling interest increased by $16 thousand for its share of net income from Cree Venture LED. There were no other changes in the noncontrolling interest.
In connection with forming Cree Venture LED and entering into the Shareholders Agreement, Cree Venture LED and San’an also entered into a manufacturing agreement pursuant to which San'an will supply Cree Venture LED with mid-power LED products, and the Company and Cree Venture LED entered into a sales agency agreement pursuant to which the Company will be the independent sales representative of Cree Venture LED in the exclusive markets, among certain other ancillary agreements related to the transaction. Cree Venture LED will produce and deliver to market high performing, mid-power lighting class LEDs in an exclusive arrangement to serve the expanding markets of North and South America, Europe and Japan, and serve China and the rest of the world on a non-exclusive basis. Cree Venture LED recorded its first sales to customers during the first quarter of fiscal 2018.
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
Note 4 – Financial Statement Details
Accounts Receivable, net

The following table summarizes the components of accounts receivable, net (in thousands):

	December 24, 2017	June 25, 2017
Billed trade receivables	$214,266	$205,516
Unbilled contract receivables	987	912
	215,253	206,428
Allowance for sales returns, discounts and other incentives	(53,528)	(49,425)
Allowance for bad debts	(8,711)	(8,611)
Accounts receivable, net	$153,014	$148,392
Inventories
The following table summarizes the components of inventories, net (in thousands):

	December 24, 2017	June 25, 2017
Raw material	$84,429	$73,410
Work-in-progress	89,501	100,402
Finished goods	99,281	110,573
Inventories, net	$273,211	$284,385
Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	December 24, 2017	June 25, 2017
Accrued taxes	$13,181	$11,148
Accrued professional fees	4,713	5,545
Accrued warranty	15,151	13,631
Accrued other	7,480	6,654
Other current liabilities	$40,525	$36,978
Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	December 24, 2017	June 25, 2017
Currency translation gain	$5,689	$4,471
Net unrealized (loss) gain on available-for-sale securities	(2,262)	1,438
Accumulated other comprehensive income, net of taxes	$3,427	$5,909

Non-Operating Income (Expense), net
The following table summarizes the components of non-operating income (expense), net (in thousands):

	Three Months Ended		Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
Foreign currency gain (loss), net	$462	($1,856)	$1,228	($495)
Gain on sale of investments, net	1	—	47	12
Gain (loss) on equity investment, net	24,746	(3,796)	21,479	(6,283)
Interest income, net	1,467	900	2,617	1,787
Other, net	53	(8)	291	60
Non-operating income (expense), net	$26,729	($4,760)	$25,662	($4,919)
The change in Gain (loss) on equity investment is due to the increase in the Lextar Electronics Corporation (Lextar) stock price.
Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified Out of Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statements of Income (Loss)
	Three Months Ended		Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
Net unrealized gain on available-for-sale securities, net of taxes	$1	$—	$47	$12	Non-operating income (expense), net
	1	—	47	12	Income (loss) before income taxes
	—	—	—	5	Income tax (benefit) expense
	$1	$—	$47	$7
Note 5 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar.

The following tables summarize short-term investments (in thousands):

	December 24, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$178,985	$815	($1,025)	$178,775
Corporate bonds	172,410	1,161	(761)	172,810
U.S. agency securities	3,921	—	(7)	3,914
Non-U.S. certificates of deposit	122,634	—	—	122,634
Commercial paper	2,088	—	—	2,088
Total short-term investments	$480,038	$1,976	($1,793)	$480,221

	June 25, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$177,890	$2,219	($68)	$180,041
Corporate bonds	175,991	1,925	(195)	177,721
U.S. agency securities	—	—	—	—
Non-U.S. certificates of deposit	120,379	—	—	120,379
Commercial paper	200	—	—	200
Total short-term investments	$474,460	$4,144	($263)	$478,341
The following tables present the gross unrealized losses and estimated fair value of the Company's short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	December 24, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$115,005	($897)	$7,821	($90)	$122,826	($987)
Corporate bonds	100,236	(563)	12,808	(237)	113,044	(800)
U.S. agency securities	3,914	(7)	—	—	3,914	(7)
Total	$219,155	($1,467)	$20,629	($327)	$239,784	($1,794)
Number of securities with an unrealized loss		148		23		171

	June 25, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$26,816	($68)	$—	$—	$26,816	($68)
Corporate bonds	57,404	(195)	—	—	57,404	(195)
U.S. agency securities	—	—	—	—	—	—
Total	$84,220	($263)	$—	$—	$84,220	($263)
Number of securities with an unrealized loss		67		—		67

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
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its securities to be impaired as of December 24, 2017 and June 25, 2017.
The contractual maturities of short-term investments as of December 24, 2017 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$1,526	$130,557	$35,186	$11,506	$178,775
Corporate bonds	4,759	97,126	62,274	8,651	172,810
U.S. agency securities	—	3,914	—	—	3,914
Non-U.S. certificates of deposit	114,911	7,723	—	—	122,634
Commercial paper	2,088	—	—	—	2,088
Total short-term investments	$123,284	$239,320	$97,460	$20,157	$480,221
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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of December 24, 2017, financial assets utilizing Level 1 inputs included money market funds and certificates of deposit, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, certificates of deposit, commercial paper and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service's consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of December 24, 2017. There were no transfers between Level 1 and Level 2 during the six months ended December 24, 2017.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	December 24, 2017				June 25, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Municipal bonds	$—	$—	$—	$—	$—	$1,802	$—	$1,802
Non-U.S. certificates of deposit	—	85,259	—	85,259	—	736	—	736
Money market funds	1,191	—	—	1,191	1,184	—	—	1,184
Total cash equivalents	1,191	85,259	—	86,450	1,184	2,538	—	3,722
Short-term investments:
Municipal bonds	—	178,775	—	178,775	—	180,041	—	180,041
Corporate bonds	—	172,810	—	172,810	—	177,721	—	177,721
U.S. agency securities	3,914	—	—	3,914	—	—	—	—
Commercial paper	—	2,088	—	2,088	—	200	—	200
Non-U.S. certificates of deposit	—	122,634	—	122,634	—	120,379	—	120,379
Total short-term investments	3,914	476,307	—	480,221	—	478,341	—	478,341
Other long-term investments:
Common stock of non-U.S. corporations	—	72,517	—	72,517	—	50,366	—	50,366
Total other long-term investments	—	72,517	—	72,517	—	50,366	—	50,366
Total assets	$5,105	$634,083	$—	$639,188	$1,184	$531,245	$—	$532,429
Note 7– Intangible Assets
Intangible Assets, net
The following table presents the components of intangible assets, net (in thousands):

	December 24, 2017			June 25, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$141,420	($87,790)	$53,630	$141,420	($84,673)	$56,747
Developed technology	181,728	(143,179)	38,549	181,728	(132,747)	48,981
Non-compete agreements	10,475	(10,436)	39	10,475	(10,398)	77
Trade names, finite-lived	520	(520)	—	520	(520)	—
Patent and licensing rights	155,523	(67,814)	87,709	151,985	(63,155)	88,830
Total intangible assets with finite lives	489,666	(309,739)	179,927	486,128	(291,493)	194,635
Trade names, indefinite-lived	79,680	—	79,680	79,680	—	79,680
Total intangible assets	$569,346	($309,739)	$259,607	$565,808	($291,493)	$274,315
For the three and six months ended December 24, 2017, total amortization of finite-lived intangible assets was $9.9 million and $19.8 million, respectively. For the three and six months ended December 25, 2016, total amortization of finite-lived intangible assets was $9.0 million and $18.4 million, respectively.

Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 24, 2018 (remainder of fiscal 2018)	$13,925
June 30, 2019	25,459
June 28, 2020	20,042
June 27, 2021	18,631
June 26, 2022	16,307
Thereafter	85,563
Total future amortization expense	$179,927
Note 8 – Long-term Debt
As of December 24, 2017, the Company had a $500 million secured revolving line of credit under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2022.
The Company classifies balances outstanding under its line of credit as long-term debt in the consolidated balance sheets. At December 24, 2017, the Company had $124 million outstanding under the line of credit and $376 million available for borrowing. For the three and six months ended December 24, 2017, the average interest rate was 1.75% and 1.76% for each period, respectively. For the three and six months ended December 24, 2017 the average commitment fee percentage was 0.10%. The Company was in compliance with all covenants in the line of credit at December 24, 2017.
Note 9 – Shareholders’ Equity
As of December 24, 2017, pursuant to an approval by the Board of Directors, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 26, 2017 through the expiration of the program on June 24, 2018. During the six months ended December 24, 2017, the Company repurchased no shares of common stock under the stock repurchase program.
Note 10 – Earnings (Loss) Per Share
The following table presents the computation of basic earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
Net income (loss)	$13,721	$6,216	($6,136)	$6,783
Weighted average common shares	99,184	98,467	98,499	99,513
Basic earnings (loss) per share	$0.14	$0.06	($0.06)	$0.07

The following computation reconciles the differences between the basic and diluted earnings (loss) per share presentations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
Net income (loss)	$13,721	$6,216	($6,136)	$6,783
Weighted average common shares - basic	99,184	98,467	98,499	99,513
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	1,579	263	—	481
Weighted average common shares - diluted	100,763	98,730	98,499	99,994
Diluted earnings (loss) per share	$0.14	$0.06	($0.06)	$0.07
Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three and six months ended December 24, 2017, there were 4.1 million and 5.8 million, respectively, of potential common shares not included in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive. For the three and six months ended December 25, 2016, there were 12.1 million and 11.5 million, respectively, of potential common shares not included in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive.
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

Stock Option Awards
The following table summarizes stock option awards outstanding as of December 24, 2017 and changes during the six months then ended (numbers of shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 25, 2017	10,604	$38.27
Granted	53	$24.66
Exercised	(1,448)	$27.56
Forfeited or expired	(1,371)	$49.48
Outstanding at December 24, 2017	7,838	$38.20
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of December 24, 2017, and changes during the six months then ended is as follows (numbers of awards and units in thousands):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 25, 2017	2,412	$26.74
Granted	2,211	$25.91
Vested	(584)	$29.44
Forfeited	(478)	$24.52
Nonvested at December 24, 2017	3,561	$26.08
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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
Income Statement Classification:
Cost of revenue, net	$1,898	$2,978	$3,673	$5,783
Research and development	1,999	2,486	4,456	5,925
Sales, general and administrative	8,129	6,742	14,031	15,148
Total stock-based compensation expense	$12,026	$12,206	$22,160	$26,856
Note 12 – Income Taxes
The variation between the Company's effective income tax rate and the U.S. statutory rate of 28.3% is primarily due to: (i) changes in the Company’s valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income for the full year derived from international locations with lower tax rates than the U.S. and (iii) projected tax credits generated.
The Tax Cuts and Jobs Act of 2017 (Tax Legislation), enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries.
The Tax Legislation reduces the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018. U.S. tax law requires that taxpayers with a fiscal year that begins before and ends after the effective date of a rate change calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ending June 24, 2018, the Company’s statutory income tax rate will be 28.3%. For the fiscal year ending June 30, 2019, the Company’s statutory income tax rate will be 21%. During the three months ended December 24, 2017, the Company recorded an $18.8 million discrete tax benefit representing the benefit of remeasuring its U.S. deferred tax liabilities at the lower 21% statutory tax rate.
The Tax Legislation also implements a territorial tax system. Under the territorial tax system, in general, the Company’s foreign earnings will no longer be subject to tax in the U.S. As part of transitioning to the territorial tax system the Tax Legislation includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. The Company estimates that the deemed repatriation will result in $15.7 million of additional U.S. income tax which the Company expects to fully offset through the utilization of tax credits. This preliminary estimate may be impacted by a number of additional considerations, including, but not limited to, the issuance of final regulations, the Company's ongoing analysis of the new law and the Company's actual earnings for the fiscal year ending June 24, 2018.
As of December 24, 2017, the Company has approximately $280.3 million of undistributed earnings for certain non-U.S. subsidiaries. These undistributed earnings are subject to the one-time deemed repatriation tax, but could be subject to additional foreign and state income taxes if they are repatriated. The Company has historically asserted its intent to reinvest these earnings in foreign operations indefinitely. The Company has reevaluated its historical assertion considering the enactment of the Tax Legislation and determined that $220.8 million of the undistributed foreign earnings are expected to be repatriated in the foreseeable future. During the three months ended December 24, 2017, the Company recorded a $3.0 million discrete tax expense representing the deferred tax liability for foreign income taxes expected to be withheld upon repatriation of the foreign earnings. As of December 24, 2017, the Company has not provided income taxes on the remaining undistributed foreign earnings as the Company continues to maintain its intention to reinvest these earnings in foreign operations indefinitely. If, at a later date, these earnings were repatriated to the U.S., the Company would be required to pay approximately $3.0 million in taxes on these amounts.
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. and Luxembourg deferred tax assets. The Company reassessed the need for a full valuation allowance against its U.S. deferred tax assets due to the Tax Legislation and concluded that a full valuation allowance is still necessary. As of June 25, 2017, the U.S. valuation allowance was $101.8 million. During the six months ended December 24, 2017, the Company reduced the U.S. valuation allowance by $20.0 million as a result of remeasuring its U.S. deferred tax assets at the 21% statutory rate and, as a result, the U.S. valuation allowance is $81.8 million as of December 24, 2017. As of June 25, 2017, the Luxembourg valuation allowance was $5.8 million. During the six months ended December 24, 2017, the Company reduced this valuation allowance by $4.8 million as a result of the $18.4 million year-to-date income in Luxembourg.

U.S. GAAP requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement.
As of June 25, 2017, the Company's liability for unrecognized tax benefits was $13.3 million. During the six months ended December 24, 2017, the Company recorded a $4.7 million decrease to the liability for unrecognized tax benefits due to the U.S. statutory rate reduction. In addition, there was a $0.6 million increase in the unrecognized tax benefits due to uncertainty regarding state depreciation deductions. As a result, the total liability for unrecognized tax benefits as of December 24, 2017 was $9.2 million. If any portion of this $9.2 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.4 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2014. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2013. For foreign purposes, the Company is generally no longer subject to tax examinations for tax periods prior to 2007. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture.
Note 13 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 25, 2017	$27,919
Warranties accrued in current period	15,853
Expenditures	(9,171)
Balance at December 24, 2017	$34,601
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The Company accrues estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. The warranty reserves, which are primarily related to Lighting Products, are evaluated quarterly based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of December 24, 2017, $19.5 million of the Company's product warranty liabilities were classified as long-term.
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

Reportable Segments Description
The Company's Lighting Products segment primarily consists of LED lighting systems and lamps. The Company's LED Products segment includes LED chips and LED components. The Company's Wolfspeed segment includes power devices, RF devices, and SiC materials.
Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three and six months ended December 24, 2017. The Company's CODM is the Chief Executive Officer. The Company used the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
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
For the three and six months ended December 25, 2016, the Wolfspeed segment was presented as discontinued operations. The depreciation and amortization adjustment in the table below represents the depreciation and amortization that would have been recognized had the Wolfspeed assets been continuously classified as held and used. These costs were allocated to the Wolfspeed segment's gross profit for the three and six months ended December 25, 2016 because they represent an adjustment which provides comparability to the current period.

Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
Revenue:
Lighting Products revenue	$144,616	$208,924	$294,340	$392,760
LED Products revenue	152,682	138,038	297,202	275,531
Wolfspeed revenue	70,572	54,364	136,726	104,268
Total revenue	$367,870	$401,326	$728,268	$772,559

Gross Profit and Gross Margin:
Lighting Products gross profit	$22,964	$74,770	$54,847	$124,060
Lighting Products gross margin	15.9%	35.8%	18.6%	31.6%
LED Products gross profit	38,606	40,314	77,416	82,084
LED Products gross margin	25.3%	29.2%	26.0%	29.8%
Wolfspeed gross profit	34,133	25,911	66,531	49,371
Wolfspeed gross margin	48.4%	47.7%	48.7%	47.4%
Total segment gross profit	95,703	140,995	198,794	255,515
Unallocated costs	(3,100)	(4,859)	(5,859)	(9,618)
Depreciation and amortization adjustment	—	4,431	—	4,601
Consolidated gross profit	$92,603	$140,567	$192,935	$250,498
Consolidated gross margin	25.2%	35.0%	26.5%	32.4%

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
Inventories for each of the Company's segments were as follows (in thousands):

	December 24, 2017	June 25, 2017
Lighting Products	$140,657	$145,710
LED Products	100,411	108,297
Wolfspeed	28,047	26,453
Total segment inventories, net	269,115	280,460
Unallocated inventories	4,096	3,925
Consolidated inventories, net	$273,211	$284,385
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information set forth in this Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All information contained in this report relative to future markets for our products and trends in and anticipated levels of revenue, gross margins and expenses, as well as other statements containing words such as “believe,” “project,” “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-

looking statements. Any forward-looking statements we make are as of the date made, and except as required under the U.S. federal securities laws and the rules and regulations of the Securities and Exchange Commission (the SEC), we have no duty to update them if our views later change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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
Overview
Cree, Inc. (Cree, we, our, or us) is an innovator of lighting-class light emitting diode (LED) products, lighting products and wide bandgap semiconductor products for power and radio-frequency (RF) applications. Our products are targeted for applications such as indoor and outdoor lighting, video displays, transportation, electronic signs and signals, power supplies, inverters and wireless systems.
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

Overview of the Six Months Ended December 24, 2017
The following is a summary of our financial results for the six months ended December 24, 2017:

•	Revenue decreased to $728 million for the six months ended December 24, 2017 from $773 million for the six months ended December 25, 2016.

•
Gross profit decreased to $193 million for the six months ended December 24, 2017 from $250 million for the six months ended December 25, 2016. Gross margin was 26% for the six months ended December 24, 2017 and 32% for the six months ended December 25, 2016.

•
Operating loss was $40 million for the six months ended December 24, 2017 compared to operating income of $14 million for the six months ended December 25, 2016. Net loss per diluted share was $(0.06) for the six months ended December 24, 2017 compared to net earnings per diluted share of $0.07 for the six months ended December 25, 2016.

•
Cash, cash equivalents and short-term investments were $650 million at December 24, 2017 and $611 million at June 25, 2017. Cash provided by operating activities was $106 million for the six months ended December 24, 2017 compared to $120 million for the six months ended December 25, 2016.

•	Inventories decreased to $273 million at December 24, 2017 compared to $284 million at June 25, 2017.

•	Purchases of property and equipment were $85 million for the six months ended December 24, 2017 compared to $35 million for the six months ended December 25, 2016.

Business Outlook
We continue to focus on growing the Wolfspeed business, as our customers have further realized the value of our technology. The strength of our balance sheet and operating cash flow provides us the ability to invest in Wolfspeed, while continuing to pursue our LED and Lighting growth plans.

We are uniquely positioned as an innovator in all three business segments and target growth in all three businesses over the next several years. These businesses are in different phases of their growth plans and generally operate on different market cycles. This is targeted to provide better business diversity and less cyclical results over time.
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
Results of Operations
The following table sets forth certain consolidated statements of income (loss) data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended				Six Months Ended
	December 24, 2017		December 25, 2016		December 24, 2017		December 25, 2016
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$367,870	100%	$401,326	100%	$728,268	100%	$772,559	100%
Cost of revenue, net	275,267	75%	260,759	65%	535,333	74%	522,061	68%
Gross profit	92,603	25%	140,567	35%	192,935	26%	250,498	32%
Research and development	39,776	11%	37,893	9%	81,635	11%	77,841	10%
Sales, general and administrative	68,076	19%	76,513	19%	131,040	18%	144,971	19%
Amortization or impairment of acquisition-related intangibles	6,792	2%	5,937	1%	13,584	2%	12,345	2%
Loss on disposal or impairment of long-lived assets	4,262	1%	717	—%	7,087	1%	1,041	—%
Operating (loss) income	(26,303)	(7)%	19,507	5%	(40,411)	(6)%	14,300	2%
Non-operating income (expense), net	26,729	7%	(4,760)	(1)%	25,662	4%	(4,919)	(1)%
Income (loss) before income taxes	426	—%	14,747	4%	(14,749)	(2)%	9,381	1%
Income tax (benefit) expense	(13,326)	(4)%	8,531	2%	(8,629)	(1)%	2,598	—%
Net income (loss)	13,752	4%	$6,216	2%	($6,120)	(1)%	$6,783	1%
Net income attributable to noncontrolling interest	31	—%	—	—%	16	—%	—	—%
Net income (loss) attributable to controlling interest	$13,721	4%	$6,216	2%	($6,136)	(1)%	$6,783	1%
Basic earnings (loss) per share	$0.14		$0.06		($0.06)		$0.07
Diluted earnings (loss) per share	$0.14		$0.06		($0.06)		$0.07

Revenue

Revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 24, 2017	December 25, 2016	Change		December 24, 2017	December 25, 2016	Change
Lighting Products revenue	$144,616	$208,924	($64,308)	(31)%	$294,340	$392,760	($98,420)	(25)%
Percent of revenue	39%	52%			40%	51%
LED Products revenue	152,682	138,038	14,644	11%	297,202	275,531	21,671	8%
Percent of revenue	42%	34%			41%	36%
Wolfspeed revenue	70,572	54,364	16,208	30%	136,726	104,268	32,458	31%
Percent of revenue	19%	14%			19%	13%
Total revenue	$367,870	$401,326	($33,456)	(8)%	$728,268	$772,559	($44,291)	(6)%
Our consolidated revenue decreased 8% to $367.9 million for the three months ended December 24, 2017 from $401.3 million for the three months ended December 25, 2016. This decrease was driven by the 31% reduction in Lighting Products revenue, which was partially offset by the 30% and 11% increase in Wolfspeed and LED Products revenue, respectively.
For the six months ended December 24, 2017, our consolidated revenue decreased 6% to $728.3 million from $772.6 million for the six months ended December 25, 2016. This decrease was driven by the 25% decrease in Lighting Products revenue, which was partially offset by the 31% and 8% increase in Wolfspeed and LED Products revenue, respectively.
Lighting Products Segment Revenue
Lighting Products revenue represented approximately 39% and 52% of our total revenue for the three months ended December 24, 2017 and December 25, 2016, respectively.
Lighting Products revenue decreased 31% to $144.6 million for the three months ended December 24, 2017 from $208.9 million for the three months ended December 25, 2016. The decrease in revenue for the three months ended December 24, 2017 compared to the three months ended December 25, 2016 was due to the absence of the significant patent license issuance fee we received as part of the confidential Feit Electric Company Inc. license agreement in the fiscal quarter ended December 25, 2016, and a 28% decrease in the number of overall units sold, which were partially offset by a 10% increase in average selling prices (ASP). The decrease in units sold for the period was primarily due to the current weakness in the North American commercial lighting market, lingering effects related to quality holds which have lowered project win rates, and reduced consumer sales due to lower demand.
Lighting Products revenue represented approximately 40% and 51% of our total revenue for the six months ended December 24, 2017 and December 25, 2016, respectively.
Lighting Products revenue decreased 25% to $294.3 million for the six months ended December 24, 2017 from $392.8 million for the six months ended December 25, 2016. The decrease in revenue for the six months ended December 24, 2017 compared to the six months ended December 25, 2016 was due to the absence of the significant patent license issuance fee we received as part of the confidential Feit Electric Company Inc. license agreement in the fiscal quarter ended December 25, 2016, and a 41% decrease in the number of overall units sold, which was partially offset by a 39% increase in ASP. The decrease in units sold for the period was primarily due to the current weakness in the North American commercial lighting market, lingering effects related to quality holds which have lowered project win rates, and reduced consumer sales due to lower demand.
LED Products Segment Revenue
LED Products revenue represented 42% and 34% of our total revenue for the three months ended December 24, 2017 and December 25, 2016, respectively.
LED Products revenue increased 11% to $152.7 million for the three months ended December 24, 2017 from $138.0 million for the three months ended December 25, 2016. The increase in revenue for the three months ended December 24, 2017 compared to the three months ended December 25, 2016 was due primarily to a 26% increase in the number of units sold, partially offset by a 12% decrease in ASP. The increase in revenue is due to strong demand in general lighting, specialty lighting, after-market automotive, and video screen applications.
LED Products revenue represented 41% and 36% of our total revenue for the six months ended December 24, 2017 and December 25, 2016, respectively.

LED Products revenue increased 8% to $297.2 million for the six months ended December 24, 2017 from $275.5 million for the six months ended December 25, 2016. The increase in revenue for the six months ended December 24, 2017 compared to the six months ended December 25, 2016 was due primarily to a 22% increase in the number of units sold, partially offset by a 12% decrease in ASP.
Wolfspeed Segment Revenue
Wolfspeed revenue represented approximately 19% and 14% of our total revenue for the three months ended December 24, 2017 and December 25, 2016, respectively.
Wolfspeed revenue increased 30% to $70.6 million for the three months ended December 24, 2017 from $54.4 million for the three months ended December 25, 2016. The increase in revenue for the three months ended December 24, 2017 as compared to the three months ended December 25, 2016 was due to a 21% increase in the number of units sold as well as an 8% increase in ASP. The increase in ASP was due to a greater mix of higher priced wafer and device products.
Wolfspeed revenue represented approximately 19% and 13% of our total revenue for the six months ended December 24, 2017 and December 25, 2016, respectively.
Wolfspeed revenue increased 31% to $136.7 million for the six months ended December 24, 2017 from $104.3 million for the six months ended December 25, 2016. The increase in revenue for the six months ended December 24, 2017 as compared to the six months ended December 25, 2016 was due to a 19% increase in the number of units sold as well as an 11% increase in ASP. The increase in ASP was due to a greater mix of higher priced wafer and device products.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 24, 2017	December 25, 2016	Change		December 24, 2017	December 25, 2016	Change
Lighting Products gross profit	$22,964	$74,770	($51,806)	(69)%	$54,847	$124,060	($69,213)	(56)%
Lighting Products gross margin	15.9%	35.8%			18.6%	31.6%
LED Products gross profit	38,606	40,314	(1,708)	(4)%	77,416	82,084	(4,668)	(6)%
LED Products gross margin	25.3%	29.2%			26.0%	29.8%
Wolfspeed gross profit	34,133	25,911	8,222	32%	66,531	49,371	17,160	35%
Wolfspeed gross margin	48.4%	47.7%			48.7%	47.4%
Unallocated costs	(3,100)	(4,859)	1,759	(36)%	(5,859)	(9,618)	3,759	(39)%
Depreciation and amortization adjustment	—	4,431	(4,431)	(100)%	—	4,601	(4,601)	(100)%
Consolidated gross profit	$92,603	$140,567	($47,964)	(34)%	$192,935	$250,498	($57,563)	(23)%
Consolidated gross margin	25.2%	35.0%			26.5%	32.4%
Our consolidated gross profit decreased 34% to $92.6 million for the three months ended December 24, 2017 from $140.6 million for the three months ended December 25, 2016. Our consolidated gross margin decreased to 25.2% for the three months ended December 24, 2017 from 35.0% for the three months ended December 25, 2016.
Our consolidated gross profit decreased 23% to $193 million for the six months ended December 24, 2017 from $250.5 million for the six months ended December 25, 2016. Our consolidated gross margin decreased to 26.5% for the six months ended December 24, 2017 from 32.4% for the six months ended December 25, 2016.

Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit decreased 69% to $23.0 million for the three months ended December 24, 2017 from $74.8 million for the three months ended December 25, 2016. Lighting Products gross margin decreased to 15.9% for the three months ended December 24, 2017 from 35.8% for the three months ended December 25, 2016. The decrease in Lighting Products gross profit and gross margin for the three months ended December 24, 2017 was primarily due to the absence of the significant patent license issuance fee associated with the new patent license agreement discussed above, lower commercial lighting fixture sales, lower commercial factory utilization and higher commercial lighting product warranty reserves.
Lighting Products gross profit decreased 56% to $54.8 million for the six months ended December 24, 2017 from $124.1 million for the six months ended December 25, 2016. Lighting Products gross margin decreased to 18.6% for the six months ended December 24, 2017 from 31.6% for the six months ended December 25, 2016. The decrease in Lighting Products gross profit and gross margin for the six months ended December 24, 2017 was primarily due to the same factors listed above.
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit decreased 4% to $38.6 million for the three months ended December 24, 2017 from $40.3 million for the three months ended December 25, 2016. LED Products gross margin decreased to 25.3% for the three months ended December 24, 2017 from 29.2% for the three months ended December 25, 2016. The decreases in gross profit and gross margin are due primarily to costs associated with expanding our wafer factory, a less favorable mix of LED products sold, and lower pricing resulting from the global competition for LED products.
LED Products gross profit decreased 6% to $77.4 million for the six months ended December 24, 2017 from $82.1 million for the six months ended December 25, 2016. LED Products gross margin decreased to 26.0% for the six months ended December 24, 2017 from 29.8% for the six months ended December 25, 2016. The decreases in gross profit and gross margin are due primarily to the same factors listed above.
Wolfspeed Segment Gross Profit and Gross Margin
Wolfspeed gross profit increased 32% to $34.1 million for the three months ended December 24, 2017 from $25.9 million for the three months ended December 25, 2016. Wolfspeed gross margin increased to 48.4% for the three months ended December 24, 2017 from 47.7% for the three months ended December 25, 2016. The increase in gross profit and margin is primarily due to a more favorable product mix, higher factory utilization and improved production yields.
Wolfspeed gross profit increased 35% to $66.5 million for the six months ended December 24, 2017 from $49.4 million for the six months ended December 25, 2016. Wolfspeed gross margin increased to 48.7% for the six months ended December 24, 2017 from 47.4% for the six months ended December 25, 2016. The increase in gross profit and margin is primarily due to the factors listed above.
Unallocated Costs
Unallocated costs were $3.1 million and $4.9 million for the three months ended December 24, 2017 and December 25, 2016, respectively. Unallocated costs were $5.9 million and $9.6 million for the six months ended December 24, 2017 and December 25, 2016, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our Chief Operating Decision Maker does not review them regularly when evaluating segment performance and allocating resources. The decrease for the three months ended December 24, 2017 as compared to the three months ended December 25, 2016 was primarily attributable to lower stock-based and incentive compensation. The decrease for the six months ended December 24, 2017 as compared to the six months ended December 25, 2016 was primarily attributable to lower stock-based and incentive compensation.
Depreciation and Amortization Adjustment
The depreciation and amortization adjustment was $4.4 million and $4.6 million for the three and six months ended December 25, 2016, respectively. The depreciation and amortization adjustment impacting cost of revenue for the three and six months ended December 25, 2016, represents the depreciation and amortization that would have been recognized had the Wolfspeed assets been continuously classified as held and used from July 16, 2016 through December 25, 2016. These costs were allocated to the Wolfspeed segment's gross profit for the three and six months ended December 25, 2016 because they represent an adjustment which provides comparability to the current period.

Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following table sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 24, 2017	December 25, 2016	Change		December 24, 2017	December 25, 2016	Change
Research and development	$39,776	$37,893	$1,883	5%	$81,635	$77,841	$3,794	5%
Percent of revenue	11%	9%			11%	10%
Research and development expenses for the three months ended December 24, 2017 increased 5% to $39.8 million from $37.9 million for the three months ended December 25, 2016. These increases were primarily due to an increase in Wolfspeed research and development to accelerate 150mm development along with next generation power and RF device research and development. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities.
For the six months ended December 24, 2017, research and development expenses increased 5% to $82 million from $78 million for the six months ended December 25, 2016. These increases were primarily due to an increase in Wolfspeed research and development to accelerate 150mm development along with next generation power and RF device research and development. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities.
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

	Three Months Ended				Six Months Ended
	December 24, 2017	December 25, 2016	Change		December 24, 2017	December 25, 2016	Change
Sales, general and administrative	$68,076	$76,513	($8,437)	(11)%	$131,040	$144,971	($13,931)	(10)%
Percent of revenue	19%	19%			18%	19%
Sales, general and administrative expenses of $68.1 million for the three months ended December 24, 2017 decreased 11% from $76.5 million for the three months ended December 25, 2016. The decrease for the three months ended December 24, 2017 was primarily due to lower variable commercial lighting sales expense resulting from the lower lighting revenue and the fiscal 2017 transaction costs associated with the proposed sale of Wolfspeed to Infineon that did not occur.
For the six months ended December 24, 2017, sales, general and administrative expenses decreased 10% to $131.0 million from $145.0 million for the six months ended December 25, 2016. The decrease for the six months ended December 24, 2017 was primarily due to lower variable commercial lighting sales expense resulting from the decrease in lighting revenue, lower stock compensation expense and the fiscal 2017 transaction costs associated with the proposed sale of Wolfspeed to Infineon that did not occur.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names. Amortization of intangible assets related to our acquisitions was as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 24, 2017	December 25, 2016	Change		December 24, 2017	December 25, 2016	Change
Customer relationships	$1,558	$1,277	$281	22%	$3,116	$2,602	$514	20%
Developed technology	5,214	4,660	554	12%	10,429	9,505	924	10%
Non-compete agreements	20	—	20	100%	39	(282)	321	(114)%
Trade names, finite-lived	—	—	—	—%	—	520	(520)	—%
Total amortization	$6,792	$5,937	$855	14%	$13,584	$12,345	$1,239	10%
Amortization of acquisition-related intangibles was $6.8 million for the three months ended December 24, 2017 compared to $5.9 million for the three months ended December 25, 2016.
Amortization of acquisition-related intangibles was $13.6 million for the six months ended December 24, 2017 compared to $12.3 million for the six months ended December 25, 2016.
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

	Three Months Ended				Six Months Ended
	December 24, 2017	December 25, 2016	Change		December 24, 2017	December 25, 2016	Change
Loss on disposal or impairment of long-lived assets	$4,262	$717	$3,545	494%	$7,087	$1,041	$6,046	581%
We recognized a net loss of $4.3 million and a net loss of $0.7 million on the disposal of long-lived assets for the three months ended December 24, 2017 and December 25, 2016, respectively. The increase in net loss for the three months ended December 24, 2017 as compared to the three months ended December 25, 2016 was primarily due to demolition and move costs associated with our current Wolfspeed manufacturing capacity expansion and a fair value market write-down of an aircraft being held for sale.
For the six months ended December 24, 2017, we recognized a net loss of $7.1 million compared to a net loss of $1.0 million for the six months ended December 25, 2016. The increase in net loss for the six months ended December 24, 2017 as compared to the six months ended December 25, 2016 was primarily due to demolition and move costs associated with our current Wolfspeed manufacturing capacity expansion and a fair value market write-down of the aircraft being held for sale.
Non-Operating Income (Expense), net
The following table sets forth our non-operating income (expense), net (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 24, 2017	December 25, 2016	Change		December 24, 2017	December 25, 2016	Change
Gain on sale of investments, net	$1	$—	$1	100%	$47	$12	$35	292%
Gain (loss) on equity investment, net	24,746	(3,796)	28,542	752%	21,479	(6,283)	27,762	442%
Foreign currency gain (loss), net	462	(1,856)	2,318	125%	1,228	(495)	1,723	348%
Interest income, net	1,467	900	567	63%	2,617	1,787	830	46%
Other, net	53	(8)	61	763%	291	60	231	385%
Non-operating income (expense), net	$26,729	($4,760)	$31,489	662%	$25,662	($4,919)	$30,581	622%
Gain on sale of investments, net. Gain on sale of investments, net was $1 thousand for the three months ended December 24, 2017 compared to $0 for the three months ended December 25, 2016. For the six months ended December 24, 2017 gain on sale of investments, net was $47 thousand compared to $12 thousand for the six months ended December 25, 2016.
Gain (loss) on equity investment, net. Gain on equity investment in Lextar Electronics Corporation (Lextar), which we account for utilizing the fair value option, was $24.7 million for the three months ended December 24, 2017 compared to a loss on equity investment of $3.8 million for the three months ended December 25, 2016. The gain on equity investment was $21.5 million for the six months ended December 24, 2017 compared to a loss of $6.3 million for the six months ended December 25, 2016. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price declined from 18.40 New Taiwanese Dollars (TWD) at June 25, 2017 to 17.20 TWD at September 24, 2017 and increased to 26.15 TWD at December 24, 2017. This volatile stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. Any future stock price changes will be recorded as further gains or losses on equity investment based on the increase or decrease, respectively, in the fair value of the investment during the applicable fiscal period. Further losses could have a material adverse effect on our results of operations.
Foreign currency gain (loss), net. Foreign currency gain (loss), net consisted primarily of remeasurement adjustments resulting from our investment in Lextar and consolidating our international subsidiaries. The foreign currency gain for the three months ended December 24, 2017 was primarily due to a favorable fluctuation in the exchange rates between both the Chinese Yuan and and the United States Dollar offset by an unfavorable fluctuation between the Euro, the Canadian Dollar, and the United States Dollar. The foreign currency loss for the three months ended December 25, 2016 was primarily due to unfavorable fluctuation in the exchange rate between the TWD and the United States Dollar related to our Lextar investment as well as unfavorable fluctuations in the exchange rates between both the Chinese Yuan and the Euro and the United States Dollar.
The foreign currency gain for the six months ended December 24, 2017 was primarily due to favorable fluctuations in the exchange rates between both the Chinese Yuan, the Euro, the Canadian Dollar and the United States Dollar. The foreign currency loss for the six months ended December 25, 2016 was primarily due to unfavorable fluctuations in the exchange rates between both the Chinese Yuan and the Euro relative to the United States Dollar, partially offset by a favorable fluctuation in the exchange rate between the TWD and the United States Dollar.
Interest income, net. Interest income, net was $1.5 million for the three months ended December 24, 2017 compared to $0.9 million for the three months ended December 25, 2016. For the six months ended December 24, 2017, interest income, net was $2.6 million compared to $1.8 million for the six months ended December 25, 2016. The increases in interest income, net for the three and six months ended December 24, 2017 were primarily due to higher invested balances in China and Hong Kong which was offset with a higher interest expense due to higher borrowing rates associated with our line of credit as compared to the three and six months ended December 25, 2016.
Other, net. Other, net income was $53 thousand for the three months ended December 24, 2017 compared to expense of $8 thousand for the three months ended December 25, 2016. For the six months ended December 24, 2017, other, net was income of $291 thousand compared to income of $60 thousand for the six months ended December 25, 2016.

Income Tax (Benefit) Expense
The following table sets forth our income tax (benefit) expense in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 24, 2017	December 25, 2016	Change		December 24, 2017	December 25, 2016	Change
Income tax (benefit) expense	($13,326)	$8,531	($21,857)	(256)%	($8,629)	$2,598	($11,227)	(432)%
Effective tax rate	(3,128.2)%	57.8%			58.5%	27.7%

In general, the variation between our effective income tax rate and the U.S. statutory rate of 28.3% (calculated as described in the following paragraph) is due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income for the full year derived from international locations with lower tax rates than the U.S., and (iii) projected tax credits generated.
The Tax Cuts and Jobs Act of 2017 (the Tax Legislation), enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries. U.S. tax law requires that taxpayers with a fiscal year that begins before the effective date of a rate change and ends after the effective date calculate a blended tax rate for the year based on the pro rata number of days in the year before and after the effective date. As a result, for the fiscal year ending June 24, 2018, our statutory income tax rate is expected to be 28.3%. For the fiscal year ending June 30, 2019, our U.S. statutory income tax rate is expected to be 21%. During the three months ended December 24, 2017, we recorded an $18.8 million discrete tax benefit representing the benefit of remeasuring our U.S. deferred tax liabilities that are expected to reverse in years after the reduction to the statutory tax rate.
We have historically asserted our intent to indefinitely reinvest foreign earnings in foreign operations. As a result of the enactment of the Tax Legislation, we reevaluated our historic assertion and determined that $220.8 million of the undistributed foreign earnings are expected to be repatriated in the foreseeable future. During the three months ended December 24, 2017, we recorded a $3.0 million discrete tax expense representing the deferred tax liability for foreign income taxes that would be withheld upon repatriation of the foreign earnings. As of December 24, 2017, we have not provided income taxes on the remaining $59.4 million of undistributed earnings as we continue to maintain our intention to reinvest these earnings in foreign operations indefinitely. The Tax Legislation is discussed more fully in Note 12, “Income Taxes” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report.
We recognized an income tax benefit of $13.3 million for an effective tax rate of (3,128.2)% for the three months ended December 24, 2017 as compared to income tax expense of $8.5 million for an effective tax rate of 57.8% for the three months ended December 25, 2016. For the six months ended December 24, 2017 we recognized income tax benefit of $8.6 million for an effective tax rate of 58.5% compared to an income tax expense of $2.6 million for an effective rate of 27.7% for the six months ended December 25, 2016. The change in our effective tax rate for the three and six months ended December 24, 2017 was primarily due to the tax benefit of remeasuring our U.S. deferred tax liabilities at the lower statutory tax rate.
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
The following table presents the components of our cash conversion cycle:

	Three Months Ended
	December 24, 2017	June 25, 2017	Change
Days of sales outstanding(a)	37	37	—
Days of supply in inventory(b)	89	98	(9)
Days in accounts payable(c)	(52)	(46)	(6)
Cash conversion cycle	74	89	(15)

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
As of December 24, 2017, we had unrealized losses on our investments of $1.8 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at December 24, 2017 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of December 24, 2017.

Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Six Months Ended
	December 24, 2017	December 25, 2016	Change
Net cash provided by operating activities	$105,812	$119,716	($13,904)	(12)%
Net cash used in investing activities	(97,728)	(64,902)	(32,826)	51%
Net cash provided by (used in) financing activities	28,600	(83,184)	111,784	134%
Effects of foreign exchange changes on cash and cash equivalents	407	(691)	1,098	159%
Net increase (decrease) in cash and cash equivalents	$37,091	($29,061)	$66,152	228%
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities decreased to $105.8 million for the six months ended December 24, 2017 from $119.7 million for the six months ended December 25, 2016. This decrease was primarily due to the absence of the significant patent license issuance fee previously mentioned, which was partially offset by greater cash generated from working capital.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash used in investing activities was $97.7 million for the six months ended December 24, 2017 and net cash used in investing activities was $64.9 million for the six months ended December 25, 2016. The increase in cash used for investing activities was due to a $49.1 million increase in our capital spending primarily related to the wafer factory expansion for the six months ended December 24, 2017 compared to the six months ended December 25, 2016, which was partially offset by net purchases of short-term investments decreasing $16.1 million for the six months ended December 24, 2017 compared to the six months ended December 25, 2016.
For fiscal 2018, we target approximately $220 million of capital investment, which is primarily related to infrastructure projects to support our longer-term growth and strategic priorities.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $28.6 million for the six months ended December 24, 2017 compared to $83.2 million used for the six months ended December 25, 2016. For the six months ended December 24, 2017, our financing activities primarily consisted of net repayment on our line of credit of $21.0 million and payment of acquisition-related contingent consideration of $1.9 million, offset by proceeds of $46.6 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit from those exercises and proceeds of $4.9 million from issuing shares related to Cree Venture LED Company, Ltd. (Cree Venture LED). For the six months ended December 25, 2016, our financing activities primarily consisted of the repurchase of common stock worth approximately $98.4 million, a payment of acquisition-related contingent consideration of $2.8 million, partially offset by net borrowing on our line of credit of $10.0 million, and proceeds of $8.0 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit from those exercises.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 24, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our future success may depend on our ability to deliver new, higher performing and/or lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products which has impacted our results in the past. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

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
The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident after shipment and installation. For example, during the second quarter of fiscal 2018 we determined that the quality of several of our commercial lighting products was possibly impacted by certain quality issues that could lower those products' reliability. Therefore, we increased our product warranty reserves for potential future warranty claims. Even if our products meet standard specifications, our customers may attempt to use our products in applications for which they were not designed or in products that were not designed or manufactured properly, resulting in product failures and creating customer satisfaction issues.
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
Additionally, our sales agents have in the past and may in the future choose to drop our product lines from their portfolio to avoid losing access to our competitors’ products, resulting in a disruption in the project pipeline and lower than targeted sales for our products. Our sales agents have the ability to shift business to different suppliers within their product portfolio based on a number of factors, including customer service and new product availability. We sell a portion of our lighting products through retailers who may alter their promotional pricing or inventory strategies, which could impact our targeted sales of these products. If we are unable to effectively penetrate these channels or develop alternate channels to ensure our products are reaching the intended customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the timeline established by our customers.
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
With the growth potential for LEDs, we will continue to face increased competition in the future across our businesses. If the investment in capacity exceeds the growth in demand, such as exists in the current LED market, the LED market is likely to become more competitive with additional pricing pressures. Additionally, new technologies could emerge or improvements could be made in existing technologies that may also reduce the demand for lighting and LEDs in certain markets. There are also technologies, such as organic LEDs (OLEDs), which could potentially reduce LED demand for backlighting, potentially impacting the overall LED market.
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
In our fabrication process, we consume a number of precious metals and other commodities, which are subject to high price volatility. Our operating margins could be significantly affected if we are not able to pass along price increases to our customers. In addition, production could be disrupted by the unavailability of the resources used in production such as water, silicon, electricity and gases. Future environmental regulations could restrict supply or increase the cost of certain of those materials.
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
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations.
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
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of our products may impact the demand for our products. Demand for our products may also be impacted by changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies. For example, efforts to change, eliminate or reduce Energy Star® or other standards could negatively impact our lighting and Wolfspeed power businesses. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products. Our ability and the ability of our competitors to meet these new requirements could impact competitive dynamics in the market.

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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar Electronics Corporation (Lextar), a public company in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of the second quarter of fiscal 2018 with variability between quarters, and may continue to decline in the future. As required by Rule 3-09 of Regulation S-X, we filed Lextar’s financial statements, prepared by Lextar and audited by its independent public accounting firm, as of and for the years ended December 31, 2015 and 2014 as an exhibit to our Annual Report on Form 10-K for the fiscal year ended June 25, 2017.
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
We closely monitor the performance of our reporting units and perform ongoing assessments of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets. Based upon our fiscal 2017 annual testing and interim fiscal 2018 assessment, we believe that the risk of an impairment to our intangible assets is currently very low, except for our Lighting Products reporting unit. While we have concluded at this time that it is more likely than not that there is no impairment for our Lighting

Products reporting unit and concluded that a quantitative analysis was not necessary, if the reporting unit’s growth initiatives do not perform as expected during calendar 2018, a qualitative analysis may be required. As a result, we may determine in the future that an impairment charge is necessary and such charge could be material.
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

•
changes in tax laws or interpretation of such tax laws and changes in generally accepted accounting principles, for example interpretations and U.S. regulations issued as a result of the significant changes to the U.S. tax law included within the Tax Cuts and Jobs Act of 2017 (Tax Legislation);

•	the resolution of issues arising from tax audits with various authorities;

•
changes in the valuation of our deferred tax assets and liabilities, for example, in the third quarter of fiscal 2017 we recognized a full valuation allowance against our U.S. deferred tax assets and other deferred charges primarily due to our three-year cumulative pre-tax loss position in the U.S. and the termination of the Wolfspeed sale transaction, which was anticipated to generate U.S. taxable income;

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

•
the repatriation of non-U.S. earnings for which we have not previously provided for taxes or any changes in legislation that may result in these earnings being taxed, regardless of our decision regarding repatriation of funds, for example, the Tax Legislation, enacted in the second quarter of fiscal 2018, included a one-time tax on deemed repatriated earnings of non-U.S. subsidiaries.

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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $21.70 to a high of $39.63 during the 12 months ended December 24, 2017. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
Speculation and opinions in the press or investment community about our strategic position, financial condition, results of operations or significant transactions can also cause changes in our stock price. In particular, speculation on our go-forward strategy, competition in some of the markets we address such as electric vehicles and LED lighting, the ramp up of our Wolfspeed business and the expectations around our Lighting Products business recovery may have a dramatic effect on our stock price.
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

There were no unregistered securities sold during the second quarter of fiscal 2018.
Stock Repurchase Program
On June 14, 2017, our Board of Directors approved the extension of our stock repurchase program through June 24, 2018. Pursuant to the program, we are authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 26, 2017 through the expiration of the program on June 24, 2018. During the six months ended December 24, 2017, the Company repurchased no shares of common stock under the stock repurchase program.

Since the inception of our stock repurchase program in January 2001 through December 24, 2017, we have repurchased 38.7 million shares of our common stock at an average price of $28.66 per share with an aggregate value of $1.1 billion. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
4.1	Specimen Common Stock Certificate
10.1
Notice of Grant to Gregg A. Lowe, dated September 27, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated September 27, 2017, filed with the Securities and Exchange Commission on September 28, 2017)

10.2
Form of Stock Unit Award Agreement (Performance-Based) for Gregg A. Lowe (incorporated by reference in Exhibit 10.3 of the Company's Current Report on Form 8-K, dated September 27, 2017, filed with the Securities and Exchange Commission on September 28, 2017)

10.3
2005 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated October 24, 2017, filed with the Securities and Exchange Commission on October 24, 2017)

10.4
First Amendment to the Credit Agreement, dated September 10, 2015, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, E-conolight LLC, a domestic subsidiary of the Cree, Inc., as guarantor, and the other lenders party thereto

10.5
Second Amendment to Credit Agreement, dated November 13, 2017, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, E-conolight LLC, a domestic subsidiary of the Cree, Inc., as guarantor, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated November 13, 2017, filed with the Securities and Exchange Commission on November 16, 2017)

10.6	Separation and General Release Agreement with Daniel J. Castillo, dated December 21, 2017
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

January 24, 2018

/s/ MICHAEL E. MCDEVITT
Michael E. McDevitt
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)