Form 10-Q
period 2018-03-25
CREE INC
filed 2018-04-25
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2018
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 20, 2018, was 100,509,216.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended March 25, 2018

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 25, 2018	June 25, 2017
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$101,226	$132,597
Short-term investments	300,239	478,341
Total cash, cash equivalents and short-term investments	401,465	610,938
Accounts receivable, net	143,337	148,392
Income tax receivable	7,674	8,040
Inventories	309,858	284,385
Prepaid expenses	22,597	23,305
Other current assets	17,666	23,390
Current assets held for sale	6,913	2,180
Total current assets	909,510	1,100,630
Property and equipment, net	641,400	581,263
Goodwill	617,651	618,828
Intangible assets, net	400,836	274,315
Other long-term investments	60,419	50,366
Deferred income taxes	10,527	11,763
Other assets	12,295	12,702
Total assets	$2,652,638	$2,649,867
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$156,558	$133,185
Accrued salaries and wages	50,821	41,860
Other current liabilities	35,921	36,978
Total current liabilities	243,300	212,023
Long-term liabilities:
Long-term debt	316,000	145,000
Deferred income taxes	—	49,860
Other long-term liabilities	26,467	20,179
Total long-term liabilities	342,467	215,039
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 25, 2018 and June 25, 2017; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at March 25, 2018 and June 25, 2017; 100,487 issued and outstanding at March 25, 2018 and 97,674 shares issued and outstanding at June 25, 2017	124	121
Additional paid-in-capital	2,509,296	2,419,517
Accumulated other comprehensive income, net of taxes	1,946	5,909
Accumulated deficit	(449,454)	(202,742)
Total shareholders’ equity	2,061,912	2,222,805
Noncontrolling interest	4,959	—
Total liabilities and equity	$2,652,638	$2,649,867
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF LOSS

	Three Months Ended		Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
	(In thousands, except per share amounts)
Revenue, net	$355,958	$341,505	$1,084,226	$1,114,064
Cost of revenue, net	256,902	255,429	792,235	777,490
Gross profit	99,056	86,076	291,991	336,574
Operating expenses:
Research and development	40,239	41,451	121,874	119,292
Sales, general and administrative	70,256	68,165	201,296	213,136
Amortization or impairment of acquisition-related intangibles	7,453	8,362	21,037	20,707
Loss on disposal or impairment of long-lived assets	1,716	500	8,803	1,541
Goodwill impairment charges	247,455	—	247,455	—
Wolfspeed transaction termination fee	—	(12,500)	—	(12,500)
Total operating expenses	367,119	105,978	600,465	342,176
Operating loss	(268,063)	(19,902)	(308,474)	(5,602)
Non-operating (expense) income, net	(9,651)	9,865	16,011	4,946
Loss before income taxes	(277,714)	(10,037)	(292,463)	(656)
Income tax (benefit) expense	(37,181)	88,976	(45,810)	91,574
Net loss	($240,533)	($99,013)	($246,653)	($92,230)
Net income attributable to noncontrolling interest	44	—	59	—
Net loss attributable to controlling interest	($240,577)	($99,013)	($246,712)	($92,230)
Loss per share:
Basic	($2.40)	($1.02)	($2.49)	($0.93)
Diluted	($2.40)	($1.02)	($2.49)	($0.93)
Weighted average shares used in per share calculation:
Basic	100,140	97,346	99,046	98,791
Diluted	100,140	97,346	99,046	98,791
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
	(In thousands)
Net loss	($240,577)	($99,013)	($246,712)	($92,230)
Other comprehensive gain (loss):
Currency translation (loss) gain	(788)	550	(2,006)	(765)
Net unrealized gain (loss) on available-for-sale securities, net of tax benefit of $0 and $1,948, $0 and ($4,723) respectively	2,269	(608)	5,969	(4,723)
Other comprehensive gain (loss):	1,481	(58)	3,963	(5,488)
Comprehensive loss	($239,096)	($99,071)	($242,749)	($97,718)
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 25, 2018	March 26, 2017
	(In thousands)
Cash flows from operating activities:
Net loss	($246,653)	($92,230)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,244	113,459
Stock-based compensation	33,319	38,417
Excess tax benefit from stock-based payment arrangements	—	(1)
Goodwill impairment charges	247,455	—
Loss on disposal or impairment of long-lived assets	8,803	1,345
Amortization of premium/discount on investments	3,943	4,150
Gain on equity investment	(7,510)	(144)
Foreign exchange gain on equity investment	(2,543)	(2,436)
Deferred income taxes	(49,875)	71,342
Changes in operating assets and liabilities:
Accounts receivable, net	5,728	16,080
Inventories	(4,640)	12,064
Prepaid expenses and other assets	2,041	11,478
Accounts payable, trade	15,328	(10,891)
Accrued salaries and wages and other liabilities	6,783	521
Net cash provided by operating activities	125,423	163,154
Cash flows from investing activities:
Purchases of property and equipment	(128,433)	(56,895)
Purchases of patent and licensing rights	(7,913)	(8,876)
Proceeds from sale of property and equipment	538	1,111
Purchases of short-term investments	(174,623)	(169,414)
Proceeds from maturities of short-term investments	166,771	112,307
Proceeds from sale of short-term investments	176,981	13,613
Purchase of acquired business, net of cash acquired	(427,120)	—
Net cash used in investing activities	(393,799)	(108,154)
Cash flows from financing activities:
Proceeds from issuing shares to noncontrolling interest	4,900	—
Payment of acquisition-related contingent consideration	(1,850)	(2,775)
Proceeds from long-term debt borrowings	555,000	373,000
Payments on long-term debt borrowings	(384,000)	(380,000)
Net proceeds from issuance of common stock	62,240	10,160
Excess tax benefit from stock-based payment arrangements	—	1
Repurchases of common stock	—	(104,014)
Net cash provided by (used in) financing activities	236,290	(103,628)
Effects of foreign exchange changes on cash and cash equivalents	715	(432)
Net decrease in cash and cash equivalents	(31,371)	(49,060)
Cash and cash equivalents:
Beginning of period	132,597	166,154
End of period	$101,226	$117,094
Supplemental disclosure of cash flow information:
Significant non-cash transactions:
Accrued property and equipment	$19,275	$7,243
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and New Accounting Standards
Overview
Cree, Inc. (the Company) is an innovator of wide bandgap semiconductor products for power and radio-frequency (RF) applications, lighting-class light emitting diode (LED) products, and lighting products. The Company's products are targeted for applications such as transportation, electronic signs and signals, power supplies, inverters, wireless systems, indoor and outdoor lighting, and video displays.
The Company's Wolfspeed segment's products consists of silicon carbide (SiC) and gallium nitride (GaN) materials, power devices and RF devices based on silicon (Si) and wide bandgap semiconductor materials. The Company's materials products and power devices are used in solar, electric vehicles, motor drives, power supplies and transportation applications. The Company's materials products and RF devices are used in military communications, radar, satellite and telecommunication applications.
The Company's LED Products segment’s products consist of LED chips and LED components. The Company's LED products enable its customers to develop and market LED-based products for lighting, video screens, automotive and other industrial applications.
The Company's Lighting Products segment’s products primarily consist of LED lighting systems and lamps. The Company designs, manufactures and sells lighting fixtures and lamps for the commercial, industrial and consumer markets.
The majority of the Company's products are manufactured at its production facilities located in North Carolina, Wisconsin, California and China. The Company also uses contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. The Company operates research and development facilities in North Carolina, Arizona, Arkansas, California, Wisconsin, India, Italy and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987 and is headquartered in Durham, North Carolina.
The Company's three reportable segments are:

•	Wolfspeed

•	LED Products

•	Lighting Products
For financial results by reportable segment, please refer to Note 14, "Reportable Segments."
Basis of Presentation
The consolidated balance sheet at March 25, 2018, the consolidated statements of loss for the three and nine months ended March 25, 2018 and March 26, 2017, the consolidated statements of comprehensive loss for the three and nine months ended March 25, 2018 and March 26, 2017, and the consolidated statements of cash flows for the nine months ended March 25, 2018 and March 26, 2017 (collectively, the consolidated financial statements) have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss and cash flows at March 25, 2018, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 25, 2017 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2017 (fiscal 2017). The results of operations for the three and nine months ended March 25, 2018 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 24, 2018 (fiscal 2018).

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
The Company's adoption of this ASU did not have a material impact on its consolidated financial statements. All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company’s income statement in the reporting period in which they occur. This could result in increased volatility in the Company’s effective tax rate. For the nine months ended March 25, 2018, the Company did not recognize a discrete event related to the excess tax benefits from stock-based compensation due to a full U.S. valuation allowance on the impact. The Company plans to continue its existing practice of estimating expected forfeitures in determining compensation cost.
Goodwill Impairment Testing
In January 2017, the FASB issued ASU No. 2017-04: Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the manner in which an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Additionally, the ASU removes the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to continue to perform Step 1 of the goodwill impairment test. The Company early adopted this standard in the third quarter of fiscal year ending June 24, 2018.
Based on the updating of the Company's long range business strategy that was announced February 26, 2018, the Company determined there was a triggering event and performed an impairment test in connection with the preparation of its financial statements for the period ended March 25, 2018. The Company derived the Lighting Products reporting unit's fair value through a combination of the market approach (a guideline transaction method) and the income approach (a discounted cash flow analysis). The Company utilized a discount rate from the capital asset pricing model for the discounted cash flow analysis.
From this testing, the Company concluded that the carrying value of the Lighting Products reporting unit exceeded its fair value, resulting in a goodwill impairment of $247.5 million. As of March 25, 2018, there was $347.0 million, $180.3 million and $90.3 million of goodwill remaining related to the Wolfspeed, LED Products, and Lighting Products reporting units, respectively.
Note 2 – Joint Venture
Effective July 17, 2017, the Company entered into a Shareholders Agreement with San’an Optoelectronics Co., Ltd. (San’an) and Cree Venture LED Company Limited (Cree Venture LED) pursuant to which the Company and San’an funded their contributions to Cree Venture LED and agreed upon the management and operation of Cree Venture LED.  The Company contributed $5.1 million of cash for a 51% ownership interest and San’an contributed $4.9 million of cash for a 49% ownership interest.  Cree Venture LED has a five-member board of directors, three of which were designated by the Company and two of which were designated by San’an. As a result of the Company's majority voting interest, the Company consolidates the operations of Cree Venture LED and reports its revenue and gross profit within the Company's LED Products segment. The Company classifies the 49% ownership interest held by San'an as "Noncontrolling interest" on the consolidated balance sheet. During the nine months ended March 25, 2018, the noncontrolling interest increased by $59 thousand for its share of net income from Cree Venture LED. There were no other changes in the noncontrolling interest.
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
Note 3 – Acquisition
Infineon Technologies AG Radio Frequency Power Business
On March 6, 2018, the Company acquired certain assets of the Infineon Technologies AG (Infineon) Radio Frequency Power Business (RF Power), pursuant to an asset purchase agreement with Infineon in exchange for a base purchase price of $429 million, subject to certain adjustments. As part of the agreement, the Company paid $427 million of cash on the purchase date and has agreed to purchase certain additional non-U.S. property and equipment related to the RF Power business from Infineon for approximately $2.2 million, with this additional purchase expected to close during the fourth quarter of fiscal 2018. The acquisition allows the Company to expand its product portfolio into the wireless market.
The acquisition of the RF Power business from Infineon was accounted for as a business combination. The purchase price for this acquisition is preliminary and subject to change. The areas of the purchase price that are not yet finalized are primarily related to intangible assets, property and equipment, other long-term liabilities, amortization and depreciation lives. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Assets:
Inventories	$24,931
Property and equipment	10,504
Intangible assets	149,000
Goodwill	246,278
Total Assets	430,713
Liabilities assumed:
Accounts payable	(39)
Accrued expenses and liabilities	(3,264)
Other long-term liabilities	(290)
Total liabilities assumed	(3,593)
Net assets acquired	$427,120
As noted above, the valuation of acquired intangible assets is preliminary as of March 25, 2018. Similarly, the amortization periods are preliminary until the valuation is finalized. The preliminary amortization periods for intangible assets acquired are as follows (in thousands, except for years):

	Asset Amount	Estimated Life in Years
Lease agreement	1,000	10
Customer relationships	92,000	15
Developed technology	44,000	14
Non-compete agreements	12,000	4
Total identifiable intangible assets	$149,000
Goodwill largely consists of the manufacturing and other synergies of the combined companies, and the value of the assembled workforce. For tax purposes, in accordance with IRC Section 197, $246 million of goodwill will be amortized over 15 years.
The assets, liabilities, and operating results of the RF Power business have been included in the Company's consolidated financial statements from the date of acquisition. Additionally, the RF Power business's results from operations are reported as part of the Company's Wolfspeed segment. The results of the RF Power business reflected in the Company's Consolidated Statements of Loss for the three months ended March 25, 2018 from the date of acquisition (March 6, 2018) are as follows (in thousands):

Amount
Revenue	$4,191
Net loss	(2,325)
The Company incurred total transaction costs related to the acquisition of approximately $3.1 million which were expensed in the third quarter of fiscal 2018 in accordance with U.S. GAAP.
Pro Forma Financial Information
The following supplemental pro forma information (in thousands, except per share data) presents the consolidated financial results as if the RF Power transaction had occurred at the beginning of the 2017 fiscal year:

	Three Months Ended		Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Revenue	$370,939	$365,771	$1,149,645	$1,202,199
Net loss	(237,189)	(101,142)	(247,614)	(97,542)
Earnings per share, basic	$(2.37)	$(1.04)	$(2.50)	$(0.99)
Earnings per share, diluted	$(2.37)	$(1.04)	$(2.50)	$(0.99)

These amounts have been calculated after applying the Company's accounting policies and adjusting the results of the RF Power business to give effect to events and transactions that are directly attributable to the RF Power business transactions, including the elimination of sales by the Company to the RF Power business prior to acquisition, additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property and equipment and intangible assets had been applied at the beginning of the 2017 fiscal year, together with the consequential tax effects. Excluded from the pro forma net income and the earnings per share amounts for the three and nine months ended March 25, 2018 are one-time acquisition costs and foreign currency gains attributable to the RF Power business of $3.1 million and $1.9 million, respectively. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the 2017 fiscal year, nor is it indicative of any future results.
Arkansas Power Electronics International, Inc.
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
Note 4 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	March 25, 2018	June 25, 2017
Billed trade receivables	$204,675	$205,516
Unbilled contract receivables	1,078	912
	205,753	206,428
Allowance for sales returns, discounts and other incentives	(53,635)	(49,425)
Allowance for bad debts	(8,781)	(8,611)
Accounts receivable, net	$143,337	$148,392
Inventories
The following table summarizes the components of inventories (in thousands):

	March 25, 2018	June 25, 2017
Raw material	$90,455	$73,410
Work-in-progress	109,457	100,402
Finished goods	109,946	110,573
Inventories	$309,858	$284,385

Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	March 25, 2018	June 25, 2017
Accrued taxes	$8,368	$11,148
Accrued professional fees	5,991	5,545
Accrued warranty	12,391	13,631
Accrued other	9,171	6,654
Other current liabilities	$35,921	$36,978
Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	March 25, 2018	June 25, 2017
Currency translation gain	$6,478	$4,471
Net unrealized (loss) gain on available-for-sale securities	(4,532)	1,438
Accumulated other comprehensive income, net of taxes	$1,946	$5,909
Non-Operating (Expense) Income, net
The following table summarizes the components of non-operating (expense) income, net (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Foreign currency gain, net	$3,641	$2,434	$4,869	$1,939
(Loss) gain on sale of investments, net	(133)	1	(85)	13
(Loss) gain on equity investment, net	(13,968)	6,443	7,510	160
Interest income, net	743	927	3,360	2,714
Other, net	66	60	357	120
Non-operating (expense) income, net	($9,651)	$9,865	$16,011	$4,946

The change in (loss) gain on equity investment, net is due to the increase in the Lextar Electronics Corporation (Lextar) stock price.
Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified Out of Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statements of Loss
	Three Months Ended		Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Net unrealized gain on available-for-sale securities, net of taxes	($133)	$1	($85)	$13	Non-operating (expense) income, net
	(133)	1	(85)	13	Loss before income taxes
	—	—	—	—	Income tax (benefit) expense
	($133)	$1	($85)	$13
Note 5 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar.
The following tables summarize short-term investments (in thousands):

	March 25, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$110,504	$6	($1,122)	$109,388
Corporate bonds	68,238	36	(978)	67,296
U.S. agency securities	3,921	—	(28)	3,893
Non-U.S. certificates of deposit	117,566	—	—	117,566
Commercial paper	2,096	—	—	2,096
Total short-term investments	$302,325	$42	($2,128)	$300,239

	June 25, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$177,890	$2,219	($68)	$180,041
Corporate bonds	175,991	1,925	(195)	177,721
U.S. agency securities	—	—	—	—
Non-U.S. certificates of deposit	120,379	—	—	120,379
Commercial paper	200	—	—	200
Total short-term investments	$474,460	$4,144	($263)	$478,341

The following tables present the gross unrealized losses and estimated fair value of the Company's short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	March 25, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$98,251	($988)	$3,666	($87)	$101,917	($1,075)
Corporate bonds	56,160	(967)	1,493	(58)	57,653	(1,025)
U.S. agency securities	8,515	(28)	—	—	8,515	(28)
Total	$162,926	($1,983)	$5,159	($145)	$168,085	($2,128)
Number of securities with an unrealized loss		134		6		140

	June 25, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$26,816	($68)	$—	$—	$26,816	($68)
Corporate bonds	57,404	(195)	—	—	57,404	(195)
U.S. agency securities	—	—	—	—	—	—
Total	$84,220	($263)	$—	$—	$84,220	($263)
Number of securities with an unrealized loss		67		—		67
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses from the sale of investments are included in Non-operating (expense) income, net in the consolidated statements of loss and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its securities to be impaired as of March 25, 2018 and June 25, 2017.
The contractual maturities of short-term investments as of March 25, 2018 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$—	$109,388	$—	$—	$109,388
Corporate bonds	4,161	55,705	7,430	—	67,296
U.S. agency securities	—	3,893	—	—	3,893
Non-U.S. certificates of deposit	112,842	4,724	—	—	117,566
Commercial paper	2,096	—	—	—	2,096
Total short-term investments	$119,099	$173,710	$7,430	$—	$300,239

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of March 25, 2018, financial assets utilizing Level 1 inputs included money market funds and U.S. agency securities, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, certificates of deposit, commercial paper and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service's consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of March 25, 2018. There were no transfers between Level 1 and Level 2 during the nine months ended March 25, 2018.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	March 25, 2018				June 25, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Municipal bonds	$—	$—	$—	$—	$—	$1,802	$—	$1,802
U.S. agency securities	1,000	6,368	—	7,368	—	—	—	—
Non-U.S. certificates of deposit	—	—	—	—	—	736	—	736
Commercial Paper	—	999	—	999	—	—	—	—
Money market funds	2,054	—	—	2,054	1,184	—	—	1,184
Total cash equivalents	3,054	7,367	—	10,421	1,184	2,538	—	3,722
Short-term investments:
Municipal bonds	—	109,388	—	109,388	—	180,041	—	180,041
Corporate bonds	—	67,296	—	67,296	—	177,721	—	177,721
U.S. agency securities	3,893	—	—	3,893	—	—	—	—
Commercial paper	—	2,096	—	2,096	—	200	—	200
Non-U.S. certificates of deposit	—	117,566	—	117,566	—	120,379	—	120,379
Total short-term investments	3,893	296,346	—	300,239	—	478,341	—	478,341
Other long-term investments:
Common stock of non-U.S. corporations	—	60,419	—	60,419	—	50,366	—	50,366
Total other long-term investments	—	60,419	—	60,419	—	50,366	—	50,366
Total assets	$6,947	$364,132	$—	$371,079	$1,184	$531,245	$—	$532,429
Note 7– Intangible Assets
Intangible Assets, net
The following table presents the components of intangible assets, net (in thousands):

	March 25, 2018			June 25, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$233,420	($89,679)	$143,741	$141,420	($84,673)	$56,747
Developed technology	226,728	(148,569)	78,159	181,728	(132,747)	48,981
Non-compete agreements	22,475	(10,617)	11,858	10,475	(10,398)	77
Trade names, finite-lived	520	(520)	—	520	(520)	—
Patent and licensing rights	158,054	(70,656)	87,398	151,985	(63,155)	88,830
Total intangible assets with finite lives	641,197	(320,041)	321,156	486,128	(291,493)	194,635
Trade names, indefinite-lived	79,680	—	79,680	79,680	—	79,680
Total intangible assets	$720,877	($320,041)	$400,836	$565,808	($291,493)	$274,315
For the three and nine months ended March 25, 2018, total amortization of finite-lived intangible assets was $10.6 million and $30.4 million, respectively. For the three and nine months ended March 26, 2017, total amortization of finite-lived intangible assets was $13.0 million and $29.9 million, respectively.

Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 24, 2018 (remainder of fiscal 2018)	$13,588
June 30, 2019	38,032
June 28, 2020	32,591
June 27, 2021	31,153
June 26, 2022	27,831
Thereafter	177,961
Total future amortization expense	$321,156
Goodwill by reportable segment as March 25, 2018 was as follows (in thousands):

	Wolfspeed	LED Products	Lighting Products	Consolidated Total
Balance at June 25, 2017	$100,769	$180,278	$337,781	$618,828
Acquisition	246,278	—	—	246,278
Goodwill impairment charges	—	—	(247,455)	(247,455)
Balance at March 25, 2018	$347,047	$180,278	$90,326	$617,651
The goodwill impairment charges in the Lighting Products segment resulted from updating the Company's long range business strategy as described in Note 1.
Note 8 – Long-term Debt
As of March 25, 2018, the Company had a $500 million secured revolving line of credit under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2022.
The Company classifies balances outstanding under its line of credit as long-term debt in the consolidated balance sheets. At March 25, 2018, the Company had $316 million outstanding under the line of credit and $184 million available for borrowing. For the three and nine months ended March 25, 2018, the average interest rate was 2.19% and 1.93% for each period, respectively. For the three and nine months ended March 25, 2018 the average commitment fee percentage was 0.10%. The Company was in compliance with all covenants in the line of credit at March 25, 2018.
Note 9 – Shareholders’ Equity
As of March 25, 2018, pursuant to an approval by the Board of Directors, the Company is authorized to repurchase shares of its common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 26, 2017 through the expiration of the program on June 24, 2018. During the nine months ended March 25, 2018, the Company repurchased no shares of common stock under the stock repurchase program.
Note 10 – Loss Per Share
The following table presents the computation of basic loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Net loss	($240,577)	($99,013)	($246,712)	($92,230)
Weighted average common shares	100,140	97,346	99,046	98,791
Basic loss per share	($2.40)	($1.02)	($2.49)	($0.93)

The following computation reconciles the differences between the basic and diluted loss per share presentations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Net loss	($240,577)	($99,013)	($246,712)	($92,230)
Weighted average common shares - basic	100,140	97,346	99,046	98,791
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	—	—	—	—
Weighted average common shares - diluted	100,140	97,346	99,046	98,791
Diluted loss per share	($2.40)	($1.02)	($2.49)	($0.93)
Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three and nine months ended March 25, 2018, there were 3.8 million and 4.4 million, respectively, of potential common shares not included in the calculation of diluted loss per share because their effect was anti-dilutive. For the three and nine months ended March 26, 2017, there were 11.3 million and 11.5 million, respectively, of potential common shares not included in the calculation of diluted loss per share because their effect was anti-dilutive.
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

Stock Option Awards
The following table summarizes stock option awards outstanding as of March 25, 2018 and changes during the nine months then ended (numbers of shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 25, 2017	10,604	$38.27
Granted	53	$24.66
Exercised	(1,988)	$27.97
Forfeited or expired	(1,548)	$49.13
Outstanding at March 25, 2018	7,121	$38.69
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of March 25, 2018, and changes during the nine months then ended is as follows (numbers of awards and units in thousands):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 25, 2017	2,412	$26.74
Granted	2,305	$26.47
Vested	(677)	$29.24
Forfeited	(532)	$24.57
Nonvested at March 25, 2018	3,508	$26.41
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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Income Statement Classification:
Cost of revenue, net	$1,729	$2,229	$5,402	$8,012
Research and development	2,374	2,542	6,830	8,468
Sales, general and administrative	7,056	6,790	21,087	21,937
Total stock-based compensation expense	$11,159	$11,561	$33,319	$38,417
Note 12 – Income Taxes
In general, the variation between the Company's effective income tax rate and the U.S. statutory rate of 28.3% is primarily due to: (i) changes in the Company’s valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income for the full year derived from international locations with lower tax rates than the U.S. and (iii) projected tax credits generated.
The Tax Cuts and Jobs Act of 2017 (Tax Legislation), enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries. The Company has included preliminary estimates for the impact of the Tax Legislation in our unaudited financial statements within this Quarterly Report. These preliminary estimates may be impacted by a number of additional considerations, including, but not limited to, the issuance of authoritative guidance and final regulations, the Company's ongoing analysis of the new law and the Company's actual earnings for the fiscal year ending June 24, 2018.
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
The Tax Legislation also implements a territorial tax system. Under the territorial tax system, in general, the Company’s foreign earnings will no longer be subject to tax in the U.S. As part of transitioning to the territorial tax system, the Tax Legislation includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. As of March 25, 2018, the Company estimates the deemed repatriation will result in $14.1 million of additional U.S. income tax, a decrease of $1.6 million from the estimate as of December 24, 2017. There is no impact to the Company's effective income tax rate as a result of the change in estimated deemed repatriation tax as the Company continues to expect to fully offset the additional tax through the utilization of tax credits. This preliminary estimate was impacted by the issuance of authoritative guidance and the Company's actual earnings for the three months ended March 25, 2018.
As of March 25, 2018, the Company has approximately $215.4 million of undistributed earnings for certain non-U.S. subsidiaries, a decrease from the prior quarter primarily due to distribution of foreign earnings. During the three months ended March 25, 2018, the Company reevaluated its assertion to reinvest a portion of its undistributed foreign earnings in foreign operations indefinitely considering the acquisition of the RF Power assets. For the three months ended March 25, 2018, the Company has determined that $184.6 million of the $215.4 million of undistributed foreign earnings are expected to be repatriated in the foreseeable future. For the three months ended March 25, 2018, the Company recorded a $1.3 million discrete tax expense representing the deferred tax liability for foreign income taxes expected to be withheld upon repatriation of the foreign earnings. As of March 25, 2018, the Company has not provided income taxes on the remaining undistributed foreign earnings of $30.9 million as the Company continues to maintain its intention to reinvest these earnings in foreign operations indefinitely. If, at a later date, these earnings were repatriated to the U.S., the Company would be required to pay approximately$1.5 million in taxes on these amounts.
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. and Luxembourg deferred tax assets. The Company reassessed the need for a full valuation allowance against its U.S. deferred tax assets due to the Tax Legislation and the acquisition of the RF Power assets and concluded that a full valuation allowance is still necessary. As of June 25, 2017, the U.S. valuation allowance was $101.8 million. During the nine months ended March 25, 2018, the Company decreased the U.S. valuation allowance by $7.0 million due to the impact of the Tax Legislation offset by the creation of U.S. deferred tax assets upon the impairment of goodwill. As of June 25, 2017, the Luxembourg valuation allowance was $5.8 million. During the nine months ended March 25, 2018, the Company reduced this valuation allowance by $1.1 million due to year-to-date income in Luxembourg.
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
As of June 25, 2017, the Company's liability for unrecognized tax benefits was $13.3 million. During the nine months ended March 25, 2018, the Company recorded a $4.7 million decrease to the liability for unrecognized tax benefits due to the U.S. statutory rate reduction. In addition, there was a $0.6 million increase in the unrecognized tax benefits due to uncertainty regarding state depreciation deductions, and a $0.3 million decrease due to expiration of statute of limitations. As a result, the total liability for unrecognized tax benefits as of March 25, 2018 was $8.9 million. If any portion of this $8.9 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.8 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2015. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2014. For foreign purposes, the Company is generally no longer subject to tax examinations for tax periods prior to 2007. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture.
Note 13 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 25, 2017	$27,919
Warranties accrued in current period	19,753
Expenditures	(13,071)
Balance at March 25, 2018	$34,601
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The Company accrues estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. The warranty reserves, which are primarily related to Lighting Products, are evaluated quarterly based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of March 25, 2018, $22.2 million of the Company's product warranty liabilities were classified as long-term.
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

Note 14 – Reportable Segments

The Company's operating and reportable segments are:

•	Wolfspeed

•	LED Products

•	Lighting Products
Reportable Segments Description
The Company's Wolfspeed segment includes power devices, RF devices, and SiC materials. The Company's LED Products segment includes LED chips and LED components. The Company's Lighting Products segment primarily consists of LED lighting systems and lamps.
Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three and nine months ended March 25, 2018. The Company's CODM is the Chief Executive Officer. The Company used the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
The Company's CODM does not review inter-segment transactions when evaluating segment performance and allocating resources to each segment, and inter-segment transactions are not included in the segment revenue presented in the table below. As such, total segment revenue in the table below is equal to the Company's consolidated revenue.
The Company's CODM reviews gross profit as the lowest and only level of segment profit. As such, all items below gross profit in the consolidated statements of loss must be included to reconcile the consolidated gross profit presented in the table below to the Company's consolidated loss before income taxes.
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
Unallocated costs in the table below consisted primarily of manufacturing employees’ stock-based compensation, expenses for profit sharing, quarterly or annual incentive plans, matching contributions under the Company’s 401(k) plan, and acquisition related costs. These costs were not allocated to the reportable segments’ gross profit because the Company’s CODM does not review them regularly when evaluating segment performance and allocating resources.
For the three and nine months ended March 26, 2017, the Wolfspeed segment was presented as discontinued operations. The depreciation and amortization adjustment in the table below represents the depreciation and amortization that would have been recognized had the Wolfspeed assets been continuously classified as held and used. These costs were allocated to the Wolfspeed segment's gross profit for the three and nine months ended March 26, 2017 because they represent an adjustment which provides comparability to the current period.

Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Revenue:
Wolfspeed revenue	$81,902	$56,133	$218,628	$160,401
LED Products revenue	143,298	131,327	440,500	406,858
Lighting Products revenue	130,758	154,045	425,098	546,805
Total revenue	$355,958	$341,505	$1,084,226	$1,114,064

Gross Profit and Gross Margin:
Wolfspeed gross profit	$39,285	$26,396	$105,816	$74,737
Wolfspeed gross margin	48.0%	47.0%	48.4%	46.6%
LED Products gross profit	37,764	32,385	115,180	115,499
LED Products gross margin	26.4%	24.7%	26.1%	28.4%
Lighting Products gross profit	24,956	35,355	79,803	159,415
Lighting Products gross margin	19.1%	23.0%	18.8%	29.2%
Total segment gross profit	102,005	94,136	300,799	349,651
Unallocated costs	(2,949)	(3,459)	(8,808)	(13,077)
Depreciation and amortization adjustment	—	(4,601)	—	—
Consolidated gross profit	$99,056	$86,076	$291,991	$336,574
Consolidated gross margin	27.8%	25.2%	26.9%	30.2%

Assets by Reportable Segment
Inventories are the only assets reviewed by the Company's CODM when evaluating segment performance and allocating resources to the segments. The CODM reviews all of the Company's assets other than inventories on a consolidated basis.
Unallocated inventories in the table below were not allocated to the reportable segments because the Company’s CODM does not review them when evaluating performance and allocating resources to each segment. Unallocated inventories consisted primarily of manufacturing employees’ stock-based compensation, profit sharing, quarterly or annual incentive compensation, matching contributions under the Company’s 401(k) plan, and acquisition related costs.
Inventories for each of the Company's segments were as follows (in thousands):

	March 25, 2018	June 25, 2017
Wolfspeed	$56,261	$26,453
LED Products	102,078	108,297
Lighting Products	147,131	145,710
Total segment inventories	305,470	280,460
Unallocated inventories	4,388	3,925
Consolidated inventories	$309,858	$284,385
Note 15 – Subsequent Event

In April 2018, the Company approved a plan to restructure the Lighting Products business. The restructuring is expected to reduce excess capacity and overhead in order to improve the cost structure moving forward. The primary components of the restructuring include the planned sale or abandonment of certain manufacturing equipment, facility consolidation and the elimination of certain positions. The estimated cost of the restructuring is $7 million.

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
Overview

Cree, Inc. (Cree, we, our, or us) is an innovator of wide bandgap semiconductor products for power and radio-frequency (RF) applications, lighting-class light emitting diode (LED) products, and lighting products. Our products are targeted for applications such as transportation, electronic signs and signals, power supplies, inverters, wireless systems, indoor and outdoor lighting, and video displays.
Our Wolfspeed segment's products consists of silicon carbide (SiC) and gallium nitride (GaN) materials, power devices and RF devices based on silicon (Si) and wide bandgap semiconductor materials. Our materials products and power devices are used in solar, electric vehicles, motor drives, power supplies and transportation applications. Our materials products and RF devices are used in military communications, radar, satellite and telecommunication applications.
Our LED Products segment’s products consist of LED chips and LED components. Our LED products enable our customers to develop and market LED-based products for lighting, video screens, automotive and other industrial applications.
Our Lighting Products segment’s products primarily consist of LED lighting systems and lamps. We design, manufacture and sell lighting fixtures and lamps for the commercial, industrial and consumer markets.
The majority of our products are manufactured at our production facilities located in North Carolina, Wisconsin, California, and China. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, Arizona, Arkansas, California, Wisconsin, India, Italy and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987, and our headquarters are in Durham, North Carolina. For further information about our consolidated revenue and earnings, please see our consolidated financial statements included in Item 1 of this Quarterly Report.
Reportable Segments
Our three reportable segments are:

•	Wolfspeed

•	LED Products

•	Lighting Products

For further information about our reportable segments, please refer to Note 14, "Reportable Segments," in our consolidated financial statements included in Item 1 of this Quarterly Report.
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:

•
Overall Demand for Products and Applications using SiC power devices, GaN and Si RF devices, and LEDs. Our potential for growth depends significantly on the adoption of SiC and GaN materials and device products in the power and RF markets, the continued use of Si devices in the RF telecommunications market, the continued adoption of LEDs, and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, continuously evolving industry supply chains, and evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers.

•
Intense and Constantly Evolving Competitive Environment. Competition in the industries we serve is intense. Many companies have made significant investments in product development and production equipment. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share, increase the utilization of their production capacity and open new applications in the power, RF, LED and lighting markets we serve. To remain competitive, market participants must continuously increase product performance, reduce costs and develop improved ways to serve their customers. To address these competitive pressures, we have invested in research and development activities to support new product development, lower product costs and deliver higher levels of performance to differentiate our products in the market. In addition, we invest in systems, people and new processes to improve our ability to deliver a better overall experience for our customers.

•
Technological Innovation and Advancement. Innovations and advancements in power, RF, LEDs and lighting technologies continue to expand the potential commercial application for our products. However, new technologies or standards could emerge or improvements could be made in existing technologies that could reduce or limit the demand for our products in certain markets.

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

Overview of the Nine Months Ended March 25, 2018
The following is a summary of our financial results for the nine months ended March 25, 2018:

•	Revenue decreased to $1.08 billion for the nine months ended March 25, 2018 from $1.11 billion for the nine months ended March 26, 2017.

•
Gross profit decreased to $292 million for the nine months ended March 25, 2018 from $337 million for the nine months ended March 26, 2017. Gross margin was 27% for the nine months ended March 25, 2018 and 30% for the nine months ended March 26, 2017.

•
Operating loss was $308 million for the nine months ended March 25, 2018, which includes impairment charges of $247 million attributable to our Lighting Products segment, compared to operating loss of $6 million for the nine months ended March 26, 2017. Net loss per diluted share was $2.49 for the nine months ended March 25, 2018 compared to net loss per diluted share of $0.93 for the nine months ended March 26, 2017.

•
Cash, cash equivalents and short-term investments were $401 million at March 25, 2018 and $611 million at June 25, 2017. Cash provided by operating activities was $125 million for the nine months ended March 25, 2018 compared to $163 million for the nine months ended March 26, 2017.

•	Inventories increased to $310 million at March 25, 2018 compared to $284 million at June 25, 2017.

•	Purchases of property and equipment were $128 million for the nine months ended March 25, 2018 compared to $57 million for the nine months ended March 26, 2017.
Business Outlook
We are uniquely positioned as an innovator in all three business segments. The strength of our balance sheet and operating cash flow provides us the ability to invest in our businesses, as we did with the recent acquisition of the assets related to the RF Power business of Infineon Technologies AG (Infineon) to grow our Wolfspeed segment as discussed in Note 3, "Acquisition" to our unaudited financial statements in Part I, Item 1 of this Quarterly Report.
We are focused on the following priorities to support our goals of delivering higher revenue and profits over time:

•
Wolfspeed - invest in the business to expand the scale, further develop the technologies, and accelerate the growth opportunities of SiC materials, SiC power devices and modules, and GaN and Si RF devices.

•
LED Products - focus our efforts where our best-in-class technology and application-optimized solutions are differentiated and valued while using Cree Venture LED Company Limited (Cree Venture LED) to access the broader mid-power LED markets.

•
Lighting Products - grow revenue and margins by improving product quality, investing in our channel relationships, improving execution, and delivering innovative lighting solutions focused on higher specification and smart intelligent features.

•	Improve the customer experience and service levels in all of our businesses.

Results of Operations
The following table sets forth certain consolidated statements of loss data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended				Nine Months Ended
	March 25, 2018		March 26, 2017		March 25, 2018		March 26, 2017
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$355,958	100%	$341,505	100%	$1,084,226	100%	$1,114,064	100%
Cost of revenue, net	256,902	72%	255,429	75%	792,235	73%	777,490	70%
Gross profit	99,056	28%	86,076	25%	291,991	27%	336,574	30%
Research and development	40,239	11%	41,451	12%	121,874	11%	119,292	11%
Sales, general and administrative	70,256	20%	68,165	20%	201,296	19%	213,136	19%
Amortization or impairment of acquisition-related intangibles	7,453	2%	8,362	2%	21,037	2%	20,707	2%
Loss on disposal or impairment of long-lived assets	1,716	—%	500	—%	8,803	1%	1,541	—%
Goodwill impairment charges	247,455	70%	—	—%	247,455	23%	—	—%
Wolfspeed transaction termination fee	—	—%	(12,500)	(4)%	—	—%	(12,500)	(1)%
Operating loss	(268,063)	(75)%	(19,902)	(6)%	(308,474)	(28)%	(5,602)	(1)%
Non-operating (expense) income, net	(9,651)	(3)%	9,865	3%	16,011	1%	4,946	—%
Loss before income taxes	(277,714)	(78)%	(10,037)	(3)%	(292,463)	(27)%	(656)	—%
Income tax (benefit) expense	(37,181)	(10)%	88,976	26%	(45,810)	(4)%	91,574	8%
Net loss	(240,533)	(68)%	($99,013)	(29)%	($246,653)	(23)%	($92,230)	(8)%
Net income attributable to noncontrolling interest	44	—%	—	—%	59	—%	—	—%
Net loss attributable to controlling interest	($240,577)	(68)%	($99,013)	(29)%	($246,712)	(23)%	($92,230)	(8)%
Basic loss per share	($2.40)		($1.02)		($2.49)		($0.93)
Diluted loss per share	($2.40)		($1.02)		($2.49)		($0.93)

Revenue

Revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 25, 2018	March 26, 2017	Change		March 25, 2018	March 26, 2017	Change
Wolfspeed revenue	$81,902	$56,133	$25,769	46%	$218,628	$160,401	$58,227	36%
Percent of revenue	23%	16%			20%	14%
LED Products revenue	143,298	131,327	11,971	9%	440,500	406,858	33,642	8%
Percent of revenue	40%	39%			41%	37%
Lighting Products revenue	130,758	154,045	(23,287)	(15)%	425,098	546,805	(121,707)	(22)%
Percent of revenue	37%	45%			39%	49%
Total revenue	$355,958	$341,505	$14,453	4%	$1,084,226	$1,114,064	($29,838)	(3)%
Our consolidated revenue increased 4% to $356.0 million for the three months ended March 25, 2018 from $341.5 million for the three months ended March 26, 2017. This increase was driven by the 46% and 9% increase in Wolfspeed and LED Products revenue, respectively, which was partially offset by the 15% reduction in Lighting Products revenue.
For the nine months ended March 25, 2018, our consolidated revenue decreased 3% to $1.08 billion from $1.11 billion for the nine months ended March 26, 2017. This decrease was driven by the 22% decrease in Lighting Products revenue, which was partially offset by the 36% and 8% increase in Wolfspeed and LED Products revenue, respectively.
Wolfspeed Segment Revenue
Wolfspeed revenue represented approximately 23% and 16% of our total revenue for the three months ended March 25, 2018 and March 26, 2017, respectively.
Wolfspeed revenue increased 46% to $81.9 million for the three months ended March 25, 2018 from $56.1 million for the three months ended March 26, 2017. The increase in revenue for the three months ended March 25, 2018 as compared to the three months ended March 26, 2017 was due primarily to incremental revenue from the RF Power business acquisition, a 20% increase in the number of units sold as well as a 23% increase in average selling prices (ASP). The increase in ASP was due to a greater mix of higher priced wafer and device products.
Wolfspeed revenue represented approximately 20% and 14% of our total revenue for the nine months ended March 25, 2018 and March 26, 2017, respectively.
Wolfspeed revenue increased 36% to $218.6 million for the nine months ended March 25, 2018 from $160.4 million for the nine months ended March 26, 2017. The increase in revenue for the nine months ended March 25, 2018 as compared to the nine months ended March 26, 2017 was due primarily to incremental revenue from the RF Power business acquisition, a 19% increase in the number of units sold as well as a 20% increase in ASP. The increase in ASP was due to a greater mix of higher priced wafer and device products.
LED Products Segment Revenue
LED Products revenue represented 40% and 39% of our total revenue for the three months ended March 25, 2018 and March 26, 2017, respectively.
LED Products revenue increased 9% to $143.3 million for the three months ended March 25, 2018 from $131.3 million for the three months ended March 26, 2017. The increase in revenue for the three months ended March 25, 2018 compared to the three months ended March 26, 2017 was due primarily to a 5% increase in the number of units sold as well as a 5% increase in ASP. The increase in revenue is due to strong demand in general lighting, specialty lighting, after-market automotive, and video screen applications as well as mid-power applications through Cree Venture LED, Cree’s joint venture with San'an Optoelectronics Co., Ltd..
LED Products revenue represented 41% and 37% of our total revenue for the nine months ended March 25, 2018 and March 26, 2017, respectively.

LED Products revenue increased 8% to $440.5 million for the nine months ended March 25, 2018 from $406.9 million for the nine months ended March 26, 2017. The increase in revenue for the nine months ended March 25, 2018 compared to the nine months ended March 26, 2017 was due primarily to a 16% increase in the number of units sold, partially offset by a 6% decrease in ASP.
Lighting Products Segment Revenue
Lighting Products revenue represented approximately 37% and 45% of our total revenue for the three months ended March 25, 2018 and March 26, 2017, respectively.
Lighting Products revenue decreased 15% to $130.8 million for the three months ended March 25, 2018 from $154.0 million for the three months ended March 26, 2017. The decrease in revenue for the three months ended March 25, 2018 compared to the three months ended March 26, 2017 was due to an 18% decrease in the number of overall units sold, which was partially offset by a 2% increase in ASP. The decrease in units sold for the period was primarily due to the current weakness in the North American commercial lighting market, lingering effects related to quality holds which have lowered project win rates, and reduced consumer sales due to lower demand.
Lighting Products revenue represented approximately 39% and 49% of our total revenue for the nine months ended March 25, 2018 and March 26, 2017, respectively.
Lighting Products revenue decreased 22% to $425.1 million for the nine months ended March 25, 2018 from $546.8 million for the nine months ended March 26, 2017. The decrease in revenue for the nine months ended March 25, 2018 compared to the nine months ended March 26, 2017 was due to the absence of the significant patent license issuance fee we received as part of the confidential Feit Electric Company Inc. license agreement in the fiscal quarter ended December 25, 2016, and a 35% decrease in the number of overall units sold, which was partially offset by a 24% increase in ASP. The decrease in units sold for the period was primarily due to the current weakness in the North American commercial lighting market, lingering effects related to quality holds which have lowered project win rates, and reduced consumer sales due to lower demand.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 25, 2018	March 26, 2017	Change		March 25, 2018	March 26, 2017	Change
Wolfspeed gross profit	$39,285	$26,396	$12,889	49%	$105,816	$74,737	$31,079	42%
Wolfspeed gross margin	48.0%	47.0%			48.4%	46.6%
LED Products gross profit	37,764	32,385	5,379	17%	115,180	115,499	(319)	—%
LED Products gross margin	26.4%	24.7%			26.1%	28.4%
Lighting Products gross profit	24,956	35,355	(10,399)	(29)%	79,803	159,415	(79,612)	(50)%
Lighting Products gross margin	19.1%	23.0%			18.8%	29.2%
Unallocated costs	(2,949)	(3,459)	510	15%	(8,808)	(13,077)	4,269	33%
Depreciation and amortization adjustment	—	(4,601)	4,601	100%	—	—	—	—%
Consolidated gross profit	$99,056	$86,076	$12,980	15%	$291,991	$336,574	($44,583)	(13)%
Consolidated gross margin	27.8%	25.2%			26.9%	30.2%
Our consolidated gross profit increased 15% to $99.1 million for the three months ended March 25, 2018 from $86.1 million for the three months ended March 26, 2017. Our consolidated gross margin increased to 27.8% for the three months ended March 25, 2018 from 25.2% for the three months ended March 26, 2017.
Our consolidated gross profit decreased 13% to $292.0 million for the nine months ended March 25, 2018 from $337 million for the nine months ended March 26, 2017. Our consolidated gross margin decreased to 26.9% for the nine months ended March 25, 2018 from 30.2% for the nine months ended March 26, 2017.

Wolfspeed Segment Gross Profit and Gross Margin
Wolfspeed gross profit increased 49% to $39.3 million for the three months ended March 25, 2018 from $26.4 million for the three months ended March 26, 2017. Wolfspeed gross margin increased to 48.0% for the three months ended March 25, 2018 from 47.0% for the three months ended March 26, 2017. The increase in gross profit and margin is primarily due to a more favorable product mix, higher factory utilization and improved production yields.
Wolfspeed gross profit increased 42% to $105.8 million for the nine months ended March 25, 2018 from $74.7 million for the nine months ended March 26, 2017. Wolfspeed gross margin increased to 48.4% for the nine months ended March 25, 2018 from 46.6% for the nine months ended March 26, 2017. The increase in gross profit and margin is primarily due to the factors listed above.
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit increased 17% to $37.8 million for the three months ended March 25, 2018 from $32.4 million for the three months ended March 26, 2017. LED Products gross margin increased to 26.4% for the three months ended March 25, 2018 from 24.7% for the three months ended March 26, 2017. The increases in gross profit and margin are primarily due to higher revenue, better factory loading and more favorable product mix.
LED Products gross profit was relatively constant at $115.2 million for the nine months ended March 25, 2018 from $115.5 million for the nine months ended March 26, 2017. LED Products gross margin decreased to 26.1% for the nine months ended March 25, 2018 from 28.4% for the nine months ended March 26, 2017. The decreases in gross profit and margin are due primarily to costs associated with expanding our wafer factory and a less favorable mix of LED products sold.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit decreased 29% to $25.0 million for the three months ended March 25, 2018 from $35.4 million for the three months ended March 26, 2017. Lighting Products gross margin decreased to 19.1% for the three months ended March 25, 2018 from 23.0% for the three months ended March 26, 2017. The decrease in Lighting Products gross profit and gross margin for the three months ended March 25, 2018 was primarily due to lower commercial lighting fixture sales, lower commercial factory utilization and higher commercial lighting product warranty reserves.
Lighting Products gross profit decreased 50% to $79.8 million for the nine months ended March 25, 2018 from $159.4 million for the nine months ended March 26, 2017. Lighting Products gross margin decreased to 18.8% for the nine months ended March 25, 2018 from 29.2% for the nine months ended March 26, 2017. The decrease in Lighting Products gross profit and gross margin for the nine months ended March 25, 2018 was primarily due to the absence of the significant patent license issuance fee discussed above, lower commercial lighting fixture sales, lower commercial factory utilization, and higher commercial lighting product warranty reserves.
Unallocated Costs
Unallocated costs were $2.9 million and $3.5 million for the three months ended March 25, 2018 and March 26, 2017, respectively. Unallocated costs were $8.8 million and $13.1 million for the nine months ended March 25, 2018 and March 26, 2017, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans, matching contributions under our 401(k) plan, and acquisition related costs. These costs were not allocated to the reportable segments' gross profit because our Chief Operating Decision Maker does not review them regularly when evaluating segment performance and allocating resources. The decrease for the three months ended March 25, 2018 as compared to the three months ended March 26, 2017 was primarily attributable to lower stock-based and incentive compensation. The decrease for the nine months ended March 25, 2018 as compared to the nine months ended March 26, 2017 was primarily attributable to lower stock-based and incentive compensation.
Depreciation and Amortization Adjustment
The depreciation and amortization adjustment was $4.6 million and $0 for the three and nine months ended March 26, 2017, respectively. The depreciation and amortization adjustment impacting cost of revenue for the three months ended March 26, 2017, represents the depreciation and amortization that would have been recognized in prior periods had the Wolfspeed assets been continuously classified as held and used from July 16, 2016 through March 26, 2017. These costs were not allocated to the reportable segments’ gross profit for the three months ended March 26, 2017 because they represent an adjustment which does not provide comparability to the corresponding prior period and therefore were not reviewed by our Chief Operating Decision Maker (CODM) when evaluating segment performance and allocating resources. These costs were allocated to the Wolfspeed segment’s gross profit for the nine months ended March 26, 2017 because they provide comparability to the corresponding prior period and were reviewed by our CODM when evaluating segment performance and allocating resources.

Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following table sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 25, 2018	March 26, 2017	Change		March 25, 2018	March 26, 2017	Change
Research and development	$40,239	$41,451	($1,212)	(3)%	$121,874	$119,292	$2,582	2%
Percent of revenue	11%	12%			11%	11%
Research and development expenses for the three months ended March 25, 2018 decreased 3% to $40 million from $41 million for the three months ended March 26, 2017. This decrease was primarily due to the absence of an adjustment for depreciation and amortization that would have been recognized had the Wolfspeed assets been continuously classified as held and used. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities.
For the nine months ended March 25, 2018, research and development expenses increased 2% to $122 million from $119 million for the nine months ended March 26, 2017. The increase was primarily due to an increase in Wolfspeed research and development to accelerate 150mm development along with next generation power and RF device research and development. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities.
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

	Three Months Ended				Nine Months Ended
	March 25, 2018	March 26, 2017	Change		March 25, 2018	March 26, 2017	Change
Sales, general and administrative	$70,256	$68,165	$2,091	3%	$201,296	$213,136	($11,840)	(6)%
Percent of revenue	20%	20%			19%	19%
Sales, general and administrative expenses of $70.3 million for the three months ended March 25, 2018 increased 3% from $68.2 million for the three months ended March 26, 2017. The increase for the three months ended March 25, 2018 was primarily due to legal fees associated with the acquisition of the Infineon RF Power business.
For the nine months ended March 25, 2018, sales, general and administrative expenses decreased 6% to $201.3 million from $213.1 million for the nine months ended March 26, 2017. The decrease for the nine months ended March 25, 2018 was primarily due to lower variable commercial lighting sales expense resulting from the decrease in lighting revenue, lower stock compensation expense and the fiscal 2017 transaction costs associated with the proposed sale of Wolfspeed to Infineon that did not occur.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names. Amortization of intangible assets related to our acquisitions was as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 25, 2018	March 26, 2017	Change		March 25, 2018	March 26, 2017	Change
Customer relationships	$1,889	$2,074	($185)	(9)%	$5,006	$4,677	$329	7%
Developed technology	5,383	5,467	(84)	(2)%	15,811	14,835	976	7%
In-process research and development	—	766	(766)	(100)%	—	811	(811)	(100)%
Non-compete agreements	181	55	126	229%	220	384	(164)	(43)%
Trade names, finite-lived	—	—	—	—%	—	—	—	—%
Total amortization	$7,453	$8,362	($909)	(11)%	$21,037	$20,707	$330	2%
Amortization of acquisition-related intangibles was $7.5 million for the three months ended March 25, 2018 compared to $8.4 million for the three months ended March 26, 2017.
Amortization of acquisition-related intangibles was $21.0 million for the nine months ended March 25, 2018 compared to $20.7 million for the nine months ended March 26, 2017.
Impairment of Goodwill
Based on the updating of our long range business strategy that was announced February 26, 2018, we determined there was a triggering event and performed an impairment test in connection with the preparation of our financial statements for the period ended March 25, 2018. As a result of this evaluation, we determined the remaining carrying value for the Lighting Products segment exceeded the fair value and recorded total non-cash goodwill impairment charges of $247.46 million attributable to our Lighting Products segment. The impairment charge resulted from the inability to meet forecasted results, and our new business strategy.
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

	Three Months Ended				Nine Months Ended
	March 25, 2018	March 26, 2017	Change		March 25, 2018	March 26, 2017	Change
Loss on disposal or impairment of long-lived assets	$1,716	$500	$1,216	243%	$8,803	$1,541	$7,262	471%
We recognized a net loss of $1.7 million and a net loss of $0.5 million on the disposal of long-lived assets for the three months ended March 25, 2018 and March 26, 2017, respectively. The increase in net loss for the three months ended March 25, 2018 as compared to the three months ended March 26, 2017 was primarily due to demolition and move costs associated with our current Wolfspeed manufacturing capacity expansion and closure of certain manufacturing facilities.
For the nine months ended March 25, 2018, we recognized a net loss on the disposal of long-lived assets of $8.8 million compared to a net loss of $1.5 million for the nine months ended March 26, 2017. The increase in net loss for the nine months ended March 25, 2018 as compared to the nine months ended March 26, 2017 was primarily due to demolition and move costs associated with our current Wolfspeed manufacturing capacity expansion and a fair value market write-down of an aircraft being held for sale.
Non-Operating (Expense) Income, net
The following table sets forth our non-operating (expense) income, net (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 25, 2018	March 26, 2017	Change		March 25, 2018	March 26, 2017	Change
(Loss) gain on sale of investments, net	($133)	$1	($134)	(13,400)%	($85)	$13	($98)	(754)%
(Loss) gain on equity investment, net	(13,968)	6,443	(20,411)	(317)%	7,510	160	7,350	4,594%
Foreign currency gain, net	3,641	2,434	1,207	50%	4,869	1,939	2,930	151%
Interest income, net	743	927	(184)	(20)%	3,360	2,714	646	24%
Other, net	66	60	6	10%	357	120	237	198%
Non-operating (expense) income, net	($9,651)	$9,865	($19,516)	(198)%	$16,011	$4,946	$11,065	224%
(Loss) gain on sale of investments, net. Loss on sale of investments, net was $133 thousand for the three months ended March 25, 2018 compared to a $1 thousand gain for the three months ended March 26, 2017. For the nine months ended March 25, 2018 loss on sale of investments, net was $85 thousand compared to a gain of $13 thousand for the nine months ended March 26, 2017.
(Loss) gain on equity investment, net. Loss on equity investment in Lextar Electronics Corporation (Lextar), which we account for utilizing the fair value option, was $14.0 million for the three months ended March 25, 2018 compared to a gain on equity investment of $6.4 million for the three months ended March 26, 2017. The gain on equity investment was $7.5 million for the nine months ended March 25, 2018 compared to $0.2 million for the nine months ended March 26, 2017. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price increased from 18.40 New Taiwanese Dollars (TWD) at June 25, 2017 to 26.15 TWD at December 24, 2017 and decreased to 21.25 TWD at March 25, 2018. This volatile stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. Any future stock price changes will be recorded as further gains or losses on equity investment based on the increase or decrease, respectively, in the fair value of the investment during the applicable fiscal period. Further losses could have a material adverse effect on our results of operations.
Foreign currency gain, net. Foreign currency gain, net consisted primarily of remeasurement adjustments resulting from our investment in Lextar and consolidating our international subsidiaries. The foreign currency gain for the three months ended March 25, 2018 was primarily due to the Euro hedge related to the Infineon RF Power business purchase and a favorable fluctuation in the exchange rates between both the Chinese Yuan, Euro, TWD and the United States Dollar offset by an unfavorable fluctuation between the Canadian Dollar and the United States Dollar. The foreign currency gain for the three months ended March 26, 2017 was primarily due to favorable fluctuations in the exchange rate between the TWD and the United States Dollar related to our Lextar investment, partially offset by unfavorable fluctuations in the exchange rate between the Chinese Yuan and the United States Dollar.
The foreign currency gain for the nine months ended March 25, 2018 was primarily due to the Euro hedge related to the Infineon RF Power business purchase and a favorable fluctuations in the exchange rates between both the Chinese Yuan, the Euro, the Canadian Dollar and the United States Dollar. The foreign currency gain for the nine months ended March 26, 2017 was primarily due to favorable fluctuations in the exchange rate between the TWD and the United States Dollar related to our Lextar investment, partially offset by unfavorable fluctuations in the exchange rate between the Chinese Yuan and the United States Dollar.
Interest income, net. Interest income, net was $0.7 million for the three months ended March 25, 2018 compared to $0.9 million for the three months ended March 26, 2017. For the nine months ended March 25, 2018, interest income, net was $3.4 million compared to $2.7 million for the nine months ended March 26, 2017. The decrease in interest income, net for the three months ended March 25, 2018 was primarily due to higher interest expense due to the higher borrowing on our line of credit as compared to the three months ended March 26, 2017. The higher borrowing relates to the purchase of the Infineon RF Power business. The increase in interest income, net for the nine months ended March 25, 2018 was primarily due to higher invested balances in China and Hong Kong which was offset with a higher interest expense due to higher borrowing rates associated with our line of credit for the nine months ended March 26, 2017.
Other, net. Other, net income was $66 thousand for the three months ended March 25, 2018 compared to income of $60 thousand for the three months ended March 26, 2017. For the nine months ended March 25, 2018, other, net was income of $357 thousand compared to income of $120 thousand for the nine months ended March 26, 2017.

Income Tax (Benefit) Expense
The following table sets forth our income tax (benefit) expense in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 25, 2018	March 26, 2017	Change		March 25, 2018	March 26, 2017	Change
Income tax (benefit) expense	($37,181)	$88,976	($126,157)	(142)%	($45,810)	$91,574	($137,384)	(150)%
Effective tax rate	13.4%	(886.5)%			15.7%	(13,959.5)%

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
We recognized an income tax benefit of $37.2 million for an effective tax rate of 13.4% for the three months ended March 25, 2018 as compared to income tax expense of $89.0 million for an effective tax rate of (886.5)% for the three months ended March 26, 2017. For the nine months ended March 25, 2018 we recognized income tax benefit of $45.8 million for an effective tax rate of 15.7% compared to an income tax expense of $91.6 million for an effective rate of (13,959.5)% for the nine months ended March 26, 2017. The change in our effective tax rate for the three and nine months ended March 25, 2018 was primarily attributable to the tax benefit of remeasuring our U.S. deferred taxes as a result of the Tax Legislation and the establishment of a valuation allowance against our U.S. deferred tax assets during the three months ended March 26, 2017.
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
The following table presents the components of our cash conversion cycle:

	Three Months Ended
	March 25, 2018	June 25, 2017	Change
Days of sales outstanding(a)	36	37	(1)
Days of supply in inventory(b)	109	98	11
Days in accounts payable(c)	(55)	(46)	(9)
Cash conversion cycle	90	89	1

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

The increase in our cash conversion cycle was primarily driven by an increase in days in inventory.
As of March 25, 2018, we had unrealized losses on our investments of $2.1 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at March 25, 2018 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of March 25, 2018.

Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Nine Months Ended
	March 25, 2018	March 26, 2017	Change
Net cash provided by operating activities	$125,423	$163,154	($37,731)	(23)%
Net cash used in investing activities	(393,799)	(108,154)	(285,645)	(264)%
Net cash provided by (used in) financing activities	236,290	(103,628)	339,918	328%
Effects of foreign exchange changes on cash and cash equivalents	715	(432)	1,147	266%
Net decrease in cash and cash equivalents	($31,371)	($49,060)	$17,689	36%

The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities decreased to $125.4 million for the nine months ended March 25, 2018 from $163.2 million for the nine months ended March 26, 2017. This decrease was primarily due to the absence of the significant patent license issuance fee previously mentioned, which was partially offset by greater cash generated from working capital.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash used in investing activities was $393.8 million for the nine months ended March 25, 2018 and net cash used in investing activities was $108.2 million for the nine months ended March 26, 2017. The increase in cash used for investing activities was due to the $427.1 million net purchase of the Infineon RF Power business during the three months ended March 25, 2018 and $70.6 million increase in our capital spending primarily related to the wafer factory expansion for the nine months ended March 25, 2018 compared to the nine months ended March 26, 2017, which was partially offset by net proceeds of short-term investments increasing $212.6 million for the nine months ended March 25, 2018 compared to the nine months ended March 26, 2017.
For fiscal 2018, we target approximately $190 million of capital investment, which is primarily related to infrastructure projects to support our longer-term growth and strategic priorities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $236.3 million for the nine months ended March 25, 2018 compared to net cash used by financing activities of $103.6 million used for the nine months ended March 26, 2017. For the nine months ended March 25, 2018, our financing activities primarily consisted of net draw on our line of credit of $171.0 million for the Infineon RF Power acquisition and payment of acquisition-related contingent consideration of $1.9 million in connection with our acquisition of Arkansas Power Electronics International, Inc., offset by proceeds of $62.2 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit from those exercises and proceeds of $4.9 million from issuing shares related to Cree Venture LED. For the nine months ended March 26, 2017, our financing activities primarily consisted of the repurchase of common stock worth approximately $104.0 million, a payment of acquisition-related contingent consideration of $2.8 million, partially offset by net borrowing on our line of credit of $7.0 million, and proceeds of $10.2 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit from those exercises.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 25, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:

•	maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand;

•	integrate the personnel, operations, customers, and suppliers from our recent acquisition of the Infineon RF Power business;

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

While we intend to continue to focus on managing our costs and expenses, in the short term and in the long term we expect to invest to support our growth and may have additional unexpected costs. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. For example, during calendar 2018 we target converting the majority of our Wolfspeed power production from 100mm to 150mm substrates. If we are unable to make this transition in a timely or cost-effective manner, our results could be negatively impacted. In connection with our efforts to cost-effectively manage our growth, we have increasingly relied on contractors for production capacity, logistics support and certain administrative functions including hosting of certain information technology software applications. If our contract manufacturers, original design manufacturers (ODMs) or other service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, or an impact on employee morale. Our operations may also be negatively impacted if any of these contract manufacturers, ODMs or other service providers do not have the financial capability to meet our growing needs. There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers or ODMs, or moving production to different contract manufacturers or ODMs, that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control.

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

From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments, joint ventures, divestitures, or spin-offs. For example, during the first quarter of fiscal 2018 we formed Cree Venture LED, a joint venture between San'an and us to produce and supply to customers high-performance mid-power LED components, and in the third quarter of fiscal 2018, we acquired the Infineon RF Power business. If we choose to enter into such transactions, we face certain risks including:

•	the failure of an acquired business, investee or joint venture to meet our performance and financial expectations;

•	identification of additional liabilities relating to an acquired business;

•	loss of existing customers of our current and acquired businesses due to concerns that new product lines may be in competition with the customers’ existing product lines;

•	that we are not able to enter into acceptable contractual arrangements with the significant customers of an acquired business;

•	difficulty integrating an acquired business's operations, personnel and financial and operating systems into our current business;

•
that we are not able to develop and expand customer bases and accurately anticipate demand from end customers, which can result in increased inventory and reduced orders as we experience wide fluctuations in supply and demand;

•	diversion of management attention;

•	difficulty separating the operations, personnel and financial and operating systems of a spin-off or divestiture from our current business;

•	the possibility we are unable to complete the transaction and expend substantial resources without achieving the desired benefit;

•	the inability to obtain required regulatory agency approvals;

•
reliance on a transaction counterparty for transition services for an extended period of time, which may result in additional expenses and delay the integration of the acquired business and realization of the desired benefit of the transaction. For example, Infineon has agreed to continue to operate the RF Power business on our behalf for a short transition period, including continuing to employ the approximately 260 RF Power business employees to whom we have agreed to extend an offer of employment during such period;

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
The industries we serve are in different stages of adoption and are characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles in the case of the LED industry and fluctuations in product supply and demand. The power, RF, and LED industries have experienced significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. The semiconductor industry is characterized by rapid technological change, high capital expenditures, short product life cycles and continuous advancements in process technologies and manufacturing facilities. As the markets for our products mature, additional fluctuations may result from variability and consolidations within the industry’s customer base. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. These fluctuations have also been characterized by higher demand for key components and equipment used in, or in the manufacture of, our products resulting in longer lead times, supply delays and production disruptions. We have experienced these conditions in our business and may experience such conditions in the future, which could have a material negative impact on our business, results of operations or financial condition.
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
Due to the proportionately high fixed cost nature of our business (such as facility costs), if demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs to correspond to the demand.  This could result in lower margins and adversely impact our business and results of operations.  Additionally, if product demand decreases or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower factory utilization, causing higher fixed costs per unit produced. For example, in the third quarter of fiscal 2017 we had lower overall lighting demand which led to higher costs per unit produced from our Racine factory, thereby reducing gross margins for our Lighting Products segment. Further, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write-off charges. For example, during the third quarter of fiscal 2018, we incurred impairment charges of $247.5 million in relation to the goodwill in our Lighting Products segment. We may in the future be required to recognize excess capacity charges, which would have a negative impact on our results of operations.
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
We sell a substantial portion of our products to distributors. We rely on distributors to develop and expand their customer base as well as anticipate demand from their customers. If they are not successful, our growth and profitability may be adversely impacted. Distributors must balance the need to have enough products in stock in order to meet their customers’ needs against their internal target inventory levels and the risk of potential inventory obsolescence. The risks of inventory obsolescence are especially relevant to technological products. The distributors’ internal target inventory levels vary depending on market cycles and a number of factors within each distributor over which we have very little, if any, control. Distributors also have the ability to shift business to different manufacturers within their product portfolio based on a number of factors, including new product availability and performance. Similarly, we have the ability to add, consolidate, or remove distributors.
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
In addition, our ability to convert volume manufacturing to larger diameter substrates can be an important factor in providing a more cost-effective manufacturing process. During calendar 2018, we target converting the majority of our Wolfspeed power production from 100mm to 150mm substrates. If we are unable to make this transition in a timely or cost-effective manner, our results could be negatively impacted.
The markets in which we operate are highly competitive and have evolving technical requirements.
The markets for our products are highly competitive. In the semiconductor market, we compete with companies that have greater market share, name recognition and/or technical resources than we do. Competitors continue to offer new products with aggressive pricing, additional features and improved performance. In the lighting market, we compete with companies that manufacture and sell traditional and LED lighting products, many of which have larger and more established sales channels. Competitive pricing pressures remain a challenge and continue to accelerate the rate of decline in our sales prices, particularly in our LED Products and Wolfspeed segments. Aggressive pricing actions by our competitors in our businesses could reduce margins if we are not able to reduce costs at an equal or greater rate than the sales price decline.
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
As competition increases, we need to continue to develop new products that meet or exceed the needs of our customers. Therefore, our ability to continually produce more efficient and lower cost power, RF, LEDs and lighting products that meet the evolving needs of our customers will be critical to our success. Competitors may also try to align with some of our strategic customers. This could lead to lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.
Global economic conditions could materially adversely impact demand for our products and services.
Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, any economic and political uncertainty caused by the proposed tariffs by the United States on Chinese goods, and any corresponding Chinese tariffs in response, may negatively impact demand for our products.
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
For example, the proposed tariffs by the United States on Chinese goods and any corresponding Chinese tariffs in response may negatively impact demand for our products. In some instances, we have received and may continue to receive incentives from foreign governments to encourage our investment in certain countries, regions or areas outside of the United States. In particular, we have received and may continue to receive such incentives in connection with our operations in Asia, as Asian national and local governments seek to encourage the development of the technology industry. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time or as a result of our inability to maintain minimum operations necessary to earn the incentives. Any reduction or elimination of incentives currently provided for our operations could adversely affect our business and results of operations. These same governments also may provide increased incentives to or require production processes that favor local companies, which could further negatively impact our business and results of operations.
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
Our international sales and purchases are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. For example, the U.S. Government’s recent export ban on Chinese technology company ZTE will reduce company revenue and profit at least in the near term.  We are in process of assessing the potential longer term impact to our company. Additionally, like many global manufacturers, we are monitoring the Office of United States Trade Representative's (USTR) Notice and Request for Public Comment published in April 2018 in order to fully understand the potential impact on our customers, our suppliers and our business and to determine our response within the USTR's published timeframe. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and, in the extreme case, we could be suspended or debarred from government contracts or have our export privileges suspended, which could have a material adverse effect on our business.
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
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of our products may impact the demand for our products. Demand for our products may also be impacted by changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies. For example, efforts to change, eliminate or reduce Energy Star® or other standards could negatively impact our Wolfspeed power, LED and lighting businesses. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products. Our ability and the ability of our competitors to meet these new requirements could impact competitive dynamics in the market.
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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar Electronics Corporation (Lextar), a public company in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of the third quarter of fiscal 2018 with variability between quarters, and may continue to decline in the future. As required by Rule 3-09 of Regulation S-X, we filed Lextar’s financial statements, prepared by Lextar and audited by its independent public accounting firm, as of and for the years ended December 31, 2015 and 2014 as an exhibit to our Annual Report on Form 10-K for the fiscal year ended June 25, 2017.

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
We closely monitor the performance of our reporting units and perform ongoing assessments of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets. Based on the updating of the Company's long range business strategy that was announced February 26, 2018, we performed an impairment test in connection with the preparation of our financial statements for the period ended March 25, 2018. From this testing, we concluded that we have an impairment of our Lighting Products reporting unit intangible assets as of March 25, 2018. As a result, the Company has recorded a $247.5 million goodwill impairment charge during the fiscal quarter ending March 25, 2018.
We may be subject to confidential information theft or misuse, which could harm our business and results of operations.
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employees, employee error, malfeasance or otherwise, and as a result, an unauthorized party may obtain access to our systems. The risk of a security breach or disruption, particularly through cyber-attacks, or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as cyber-attacks have become more prevalent and harder to detect and fight against. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information. We actively seek to prevent, detect and investigate any unauthorized access, which sometimes occurs. We might be unaware of any such access or unable to determine its magnitude and effects. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development could be reduced. Our business could be subject to significant disruption and we could suffer monetary or other losses.
Our disclosure controls and procedures address cybersecurity and include elements intended to ensure that there is an analysis of potential disclosure obligations arising from security breaches. In addition, we are subject to data privacy, protection and security laws and regulations, including the European General Data Protection Act (GDPR) that governs personal information of European persons, which will be effective on May 25, 2018. We also maintain compliance programs to address the potential applicability of restrictions against trading while in possession of material, nonpublic information generally and in connection with a cyber-security breach. However, a breakdown in existing controls and procedures around our cyber-security environment may prevent us from detecting, reporting or responding to cyber incidents in a timely manner and could have a material adverse effect on our financial position and value of our stock.

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

•
changes in tax laws or interpretation of such tax laws and changes in generally accepted accounting principles, for example interpretations and U.S. regulations issued as a result of the significant changes to the U.S. tax law included within the Tax Legislation;

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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the NASDAQ Global Select Market ranged from a low of $21.70 to a high of $43.21 during the 12 months ended March 25, 2018. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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

There were no unregistered securities sold during the third quarter of fiscal 2018.
Stock Repurchase Program
On June 14, 2017, our Board of Directors approved the extension of our stock repurchase program through June 24, 2018. Pursuant to the program, we are authorized to repurchase shares of our common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 26, 2017 through the expiration of the program on June 24, 2018. During the nine months ended March 25, 2018, we did not repurchase any shares of common stock under the stock repurchase program.

Since the inception of our stock repurchase program in January 2001 through March 25, 2018, we have repurchased 38.7 million shares of our common stock at an average price of $28.66 per share with an aggregate value of $1.1 billion. The repurchase program can be implemented through open market or privately negotiated transactions at the discretion of our management.
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
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Loss; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

April 25, 2018

/s/ MICHAEL E. MCDEVITT
Michael E. McDevitt
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)